Form 10-Q
period 2000-01-22
WEIGHT WATCHERS INTERNATIONAL INC
filed 2000-03-20
CIK 105319

WEIGHT WATCHERS
                           INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                     Unaudited Condensed Consolidated
                           Financial Statements
                   For the Three and Nine Months Ended
                  January 22, 2000 and January 23, 1999

Weight Watchers International, Inc. and Subsidiaries
----------------------------------------------------


PART  I.  FINANCIAL INFORMATION                              Page No.
-------------------------------                              --------

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of           2
     April 24, 1999 and January 22, 2000

Unaudited Condensed Consolidated Statements of
     Operations and Comprehensive Income (Loss) for the
     three and nine months ended January 23, 1999 and           3
     January 22, 2000

Unaudited Condensed Consolidated Statements of Cash
     Flows for the nine months ended January 23, 1999           5
     and January 22, 2000.

Notes to Unaudited Condensed Consolidated Financial
     Statements                                                 6

Item 2.   Management's Discussion and Analysis of               20 -23
          Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures              24
          About Market Risk

Weight Watchers International, Inc. and Subsidiaries
(Condensed Consolidated Balance Sheets (in thousands)
----------------------------------------------------

                                                                                       April 24,              January 22,
                                                                                         1999                    2000
Assets                                                                                 ---------              -----------
                                                                                                  (unaudited)
Current assets
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . .          $ 19,515                $  34,446
 Receivables, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,403                   13,988
 Notes receivable, current  . . . . . . . . . . . . . . . . . . . . . . . . .             3,266                    1,391
 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,580                   11,444
 Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . .             7,598                    7,605
 Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,609                       --
 Due from related parties   . . . . . . . . . . . . . . . . . . . . . . . . .           133,783                       --
                                                                                       --------                ---------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .           186,754                   68,874
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .             8,725                    7,168
Notes and other receivables, noncurrent . . . . . . . . . . . . . . . . . . .            19,165                    7,163
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           143,714                  154,383
Trademarks and other intangible assets, net . . . . . . . . . . . . . . . . .             8,113                    7,977
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,133                   74,712
Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . . . . .                --                   15,097
Other noncurrent assets . . . . . . . . . . . . . . . . . . . . . . . . . . .               830                      553
                                                                                       --------                ---------
   Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $371,434                $ 335,927
                                                                                       ========                =========
Liabilities, Redeemable Preferred Stock, and Parent Company's
 Investment/Stockholders' Deficit

Current Liabilities
 Short-term borrowings and current portion of long-term debt  . . . . . . . .          $  7,854                $  10,590
 Short-term borrowings due to related party   . . . . . . . . . . . . . . . .            16,250                    1,019
 Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . .            49,905                   58,848
 Foreign currency contract payable  . . . . . . . . . . . . . . . . . . . . .             7,169                       --
 Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,962                    5,998
 Deferred revenue   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,414                    2,622
                                                                                       --------                ---------
   Total current liabilities                                                             95,554                   79,077
 Long-term debt                                                                          15,500                  477,260
 Deferred income taxes                                                                    8,228                    3,474
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,204                    1,860
                                                                                       --------                ---------
   Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           122,486                  561,671
Redeemable preferred stock  . . . . . . . . . . . . . . . . . . . . . . . . .                --                   25,000
Parent company's investment/stockholders' deficit . . . . . . . . . . . . . .           248,948                 (250,744)
                                                                                       --------                ---------
 Total liabilities, redeemable preferred stock, Parent company's investment            $371,434                $ 335,927
   and stockholders' deficit  . . . . . . . . . . . . . . . . . . . . . . . .          ========                =========

The accompanying notes are an integral part of the consolidated financial statements.

Weight Watchers International, Inc. and Subsidiaries
(Condensed Consolidated Statements of Operations and Comprehensive Income
(Loss)(in thousands)
-------------------------------------------------------------------------

                                                                                              Three Months Ended
                                                                                ----------------------------------------------
                                                                                      January 23,             January 22,
                                                                                         1999                    2000
                                                                                ----------------------  ----------------------
                                                                                                  (unaudited)
Total revenues, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 89,403                $ 90,507
Cost of revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            42,104                  51,870
                                                                                       --------                --------
 Gross profit   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            47,299                  38,637
Marketing expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,863                  12,666
Selling, general and administrative expenses  . . . . . . . . . . . . . . . .            12,318                  11,252
                                                                                       --------                --------
 Operating income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            20,118                  14,719
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,327                     859
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,607)                (15,042)
Other income (expenses), net  . . . . . . . . . . . . . . . . . . . . . . . .           (11,199)                  3,869
                                                                                       --------                --------
 Income before income taxes and minority interests  . . . . . . . . . . . . .            20,639                   4,405
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .             8,714                   3,382
                                                                                       --------                --------
 Income before minority interest  . . . . . . . . . . . . . . . . . . . . . .            11,925                   1,023
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               419                     111
                                                                                       --------                --------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,506                     912
Other comprehensive loss
 Foreign currency translation adjustments . . . . . . . . . . . . . . . . . .           (13,873)                    (66)
                                                                                       --------                --------
Comprehensive income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .            (2,367)                   (846)
                                                                                       ========                ========

The accompanying notes are an integral part of the consolidated financial statements.

Weight Watchers International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands)
------------------------------------------------------------------------

                                                                                              Three Months Ended
                                                                                ----------------------------------------------
                                                                                      January 23,             January 22,
                                                                                         1999                    2000
                                                                                ----------------------  ----------------------
                                                                                                  (unaudited)
Total revenues, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $253,405                $266,712
Cost of revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           126,779                 138,526
                                                                                       --------                --------
 Gross profit   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           126,626                 128,186
Marketing expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            34,188                  32,841
Selling, general and administrative expenses  . . . . . . . . . . . . . . . .            35,327                  33,470
 Operating income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --                   3,345
                                                                                       --------                --------
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            57,111                  53,530
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,740                   5,434
Other income (expenses), net  . . . . . . . . . . . . . . . . . . . . . . . .            (7,002)                (21,516)
 Income before income taxes and minority interests  . . . . . . . . . . . . .            (3,726)                   (492)
                                                                                       --------                --------
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .            58,123                  36,956
 Income before minority interest  . . . . . . . . . . . . . . . . . . . . . .            24,588                  16,007
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            33,535                  20,949
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,094                     703
                                                                                       --------                --------
Other comprehensive income currency translation adjustments  . . . . . . . . .           32,441                  20,246
Comprehensive income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . .           30,160                  12,399
                                                                                       --------                --------
                                                                                       $ 62,601                $ 32,645
                                                                                       ========                ========

The accompanying notes are an integral part of the consolidated financial statements.

Weight Watchers International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (in thousands)
--------------------------------------------------------------

                                                                                               Nine Months Ended
                                                                                ----------------------------------------------
                                                                                      January 23,             January 22,
                                                                                         1999                    2000
                                                                                ----------------------  ----------------------
                                                                                                  (unaudited)
   Cash provided by operating activities                                               $ 23,209                $ 24,936
                                                                                       --------                --------
Investing activities
 Acquisitions, net of cash acquired   . . . . . . . . . . . . . . . . . . . .                --                 (15,900)
 Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,465)                   (177)
                                                                                       --------                --------

   Cash used for investing activities                                                    (1,465)                (16,077)
                                                                                       --------                --------
Financing activities
 Proceeds from borrowings   . . . . . . . . . . . . . . . . . . . . . . . . .                --                 491,452
 Repurchase of common stock   . . . . . . . . . . . . . . . . . . . . . . . .                --                (324,476)
 Deferred financing costs   . . . . . . . . . . . . . . . . . . . . . . . . .                --                 (15,696)
 Parent settlements and capital contributions, net  . . . . . . . . . . . . .           (14,470)               (133,674)
 Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (5,772)                 (9,112)
                                                                                       --------                --------
Cash (used for) provided by financing activities                                        (20,242)                  8,494
                                                                                       --------                --------
 Effect of exchange rate changes on cash and cash equivalents   . . . . . . .               (34)                 (2,422)
 Net increase in cash and cash equivalents  . . . . . . . . . . . . . . . . .             1,468                  14,931
 Cash and cash equivalents, beginning of period   . . . . . . . . . . . . . .            11,829                  19,515
                                                                                       --------                --------

Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . .            13,297                  34,446
                                                                                       ========                ========
Noncash financing and investing activities:
 Deferred tax asset, net of valuation allowance, recorded as a reduction of stockholders' deficit, in 1999, in conjunction with the recapitalization of
 the Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                  $ 72,100

 Redeemable preferred stock, issued to H.J. Heinz   . . . . . . . . . . . . .                                  $ 25,000

The accompanying notes are an integral part of the consolidated financial statements.

Weight Watchers International, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------

1.  General

     The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and Subsidiaries (the "Company"). The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. These statements should be read in conjunction with the combined financial statements and related notes which appear in the Company's Offering Circular, dated September 29, 1999.

2.    Recapitalization

     On September 29, 1999, the Company effected a recapitalization and stock purchase agreement ("Agreement") with its former parent, H.J. Heinz Company ("Heinz"). The Company redeemed shares of common stock from Heinz for $349.5 million. The $349.5 million consisted of $324.5 million of cash and $25.0 million of the Company's redeemable Series A preferred stock. After the redemption, Artal Luxembourg S.A. purchased 94% of the Company's remaining common stock from Heinz for $223.7 million. The recapitalization and stock purchase was financed through borrowings under credit facilities amounting to approximately $237.0 million and by issuing Senior Subordinated Notes amounting to $255.0 million, due 2009. The balance of the borrowings was utilized to refinance debt incurred prior to the Agreement relating to the transfer of ownership and acquisition of the minority interest in the Weight Watchers businesses that operate in Australia and New Zealand. The acquisition of the minority interest resulted in approximately $15.9 million of goodwill.
In connection with the recapitalization, the Company incurred approximately $8.3 million in transaction costs and $15.7 million in deferred financing costs. For U.S. Federal and State tax purposes, the recapitalization is being treated as a taxable sale under Section 338(h)(10) of the Internal Revenue Code of 1986 as amended. As a result, for tax purposes, the Company will record a step-up in the tax basis of net assets. For financial statement purposes, a valuation allowance of approximately $72.1 million has been established against the corresponding deferred tax asset as management has concluded it is more likely than not that this amount will not be utilized to reduce future tax payments.

3.   Redeemable Preferred Stock

     The Company issued 1.0 million shares of Series A Preferred Stock in conjunction with the recapitalization transaction. Holders of the Series A Preferred Stock are entitled to receive dividends at an annual rate of 6% payable annually in arrears. The Company has recorded a $500,000 dividend which is included in accrued expenses at January 22, 2000. The liquidation preference of the Series A Preferred Stock is $25 per share. If there is a liquidation, dissolution or winding up, the holders of shares of Series A Preferred Stock are entitled to be paid out of the Company assets available for distribution to shareholders an

Weight Watchers International, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------

amount in cash equal to the $25 liquidation preference per share plus all accrued and unpaid dividends prior to the distribution of any assets to holders of shares of common stock.

     Except as required by law, the holders of the preferred stock have no voting rights with respect to their shares of preferred stock, except that (1) the approval of holders of a majority of the outstanding shares of preferred stock, voting as a class, is required to amend, repeal or change any of the provisions of our certificate of incorporation in any manner that would alter or change the powers, preferences or special rights of the shares of preferred stock in a way that would affect them adversely and (2) the consent of each holder of Series A Preferred Stock is required for any amendment that reduces the dividend payable on or the liquidation value of the Series A Preferred Stock.

     The Company may redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, at the Company's option at a price per share equal to 100% of its liquidation value plus all accrued and unpaid dividends. In addition, the Series A Preferred Stock is redeemable at the option of its holders upon the occurrence of a change of control or upon a sale of our common stock by Artal in a registered public offering. If that occurs, the redemption price will be equal to 100% of the liquidation value plus accrued and unpaid dividends.

4.  Long-Term Debt

     In connection with the recapitalization, the Company entered into a credit facility ("Credit Facility") with The Bank of Nova Scotia, Credit Suisse First Boston and certain other lenders providing (i) a $75.0 million term loan A facility ("Term Loan A"), (ii) a $75.0 million term loan B facility ("Term Loan B"), (iii) an $87.0 million transferable loan certificate ("TLC") and (iv) a revolving credit facility with borrowings up to $30.0 million ("Revolving Credit Facility"). Borrowings under the Credit Facility are paid quarterly and initially bear interest at a rate equal to LIBOR plus (a) in the case of Term Loan A and the Revolving Credit Facility, 3.25% or, at the Company's option, the alternate base rate, as defined, plus 2.25% or (b) in the case of Term Loan B and the TLC, 4.00% or, at the Company's option, the alternate base rate plus 3.00%. At January 22, 2000, the interest rates were 9.0725% for Term Loan A and 9.8225% for Term Loan B and the TLC. Borrowings under Term Loan A and the Revolving Credit Facility mature in six years and Term Loan B and the TLC mature in seven years. Assets of the Company collateralize the Credit Facility. In addition, the Company issued $150.0 million USD denominated and 100.0 million EUR denominated principal amount of 13% Senior Subordinated Notes due 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A. At January 22, 2000 the 100.0 million EUR notes translated into $100.9 million USD denominated equivalent. The impact of the change in foreign exchange rates related to euro denominated debt are reflected in the income statement. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year, commencing April 1, 2000. The Company uses interest rate swaps and foreign currency forward contracts in association with its debt (see footnote 6). The Notes are uncollateralized senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Credit Facility. Each of the

Weight Watchers International, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------

aforementioned debt facilities contains restrictive covenants and requires the Company to maintain certain financial ratios, as defined.

     The aggregate amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:

                                                          (in thousands)
2000                                                         $ 10,590
2001                                                           14,120
2002                                                           14,120
2003                                                           14,120
2004 and thereafter                                           434,900
                                                              487,850
                                                             --------

5.   Employee Benefits

Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense will be recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123).

Incentive Compensation

     On December 16, 1999, the Board of Directors adopted the Company's "1999 Stock Purchase and Option Plan" (the "Plan"). The Plan is designed to promote the long-term financial interests and growth of the Company and its subsidiaries by attracting and retaining management with the ability to contribute to the success of the business. The Plan is to be
administered by the Board of Directors or a committee thereof.   Such
grants may take the following forms  in the Committee's sole discretion:
Incentive Stock Options, Other Stock Options (other than incentive options), Stock Appreciation Rights, Restricted Stock, Purchase Stock, Dividend Equivalent Rights, Performance Units, Performance Shares and Other Stock -Based Grants. The maximum number shares available for grant under this Plan shall be 1,200,000 shares of authorized Common Stock as of the effective date of the Plan.

     Pursuant to the Plan, the Board of Directors authorized the Company to enter into agreements under which certain members of management may receive Non-Qualified Time and Performance Stock Options providing them the opportunity to purchase shares of the Company's Common Stock at an exercise price of $10 per share. The options are exercisable based on the terms outlined in the agreement.

Weight Watchers International, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------

     Under the stock purchase component of the plan discussed above, 318,000 shares of common stock were sold to 43 members of the Company's management group at $10 a share.

6.  Savings Plans

     The Company sponsors the Weight Watchers Savings Plan for salaried and hourly employees, a defined contribution plan which provides for employer matching contributions up to 100% of the first 3% of an employee's eligible compensation. The Savings Plan also permits employees to contribute between 1% and 13% of eligible compensation on a pre-tax basis.

     The Company also sponsors the Weight Watchers Profit Sharing Plan for all full-time salaried employees who are eligible to participate in the Savings Plan (except for certain senior management personnel), which provides for a guaranteed monthly employer contribution on behalf of each participant based on the participant's age and a percentage of the participant's eligible compensation. The Profit Sharing Plan also has a supplemental employer contribution component, based on the Company's achievement of certain annual performance targets, which may be determined annually by the Company's board of directors. The Company also reserves the right to make additional discretionary contributions to the Profit Sharing Plan.

     For certain senior management personnel the Company sponsors the Weight Watchers Executive Profit Sharing Plan. Under the IRS definition the plan is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the organization made on the employees behalf instead of an individual account with a cash balance. The account is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%.

     The Company is currently applying for a determination letter to qualify Weight Watchers Savings Plan under section 401 (a) of the Code.
Based on review, it is the Company's opinion, that the Internal Revenue Service will issue a favorable determination letter as to the qualified status of the Plan.

7.   Financial Instruments

     The Company conducts classroom meetings globally, with facilities throughout the world.

     The Company can be exposed to market risks from fluctuations in interest rates and foreign exchange rates. To reduce this risk, the Company uses derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged instruments.

     The Company uses interest rate swaps to hedge portions of interest payable on its debt. At January 22, 2000, the Company had a short-term interest rate swap contract with a notional amount of USD237.0 million to effectively convert variable interest based on LIBOR to fixed interest. The Company also had long-term interest rate swap contracts with notional amounts of USD 21.0 million, EUR 24.0 million and GBP 3.0 million.

     The Company uses foreign currency forward contracts to more properly align the underlying sources of cash flows with debt servicing requirements. At January 22, 2000 the Company had long-term foreign currency forward contracts receivable with notional amounts of USD 44.0

Weight Watchers International, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------

million and EUR 52.0 million offset by foreign currency forward contracts payable with notional amounts of GBP 59.2 million.

8.   WeightWatchers.com Note and Warrant Agreement

     The Company has a 19.8% equity investment in a corporation called WeightWatchers.com and has agreed to loan an aggregate principal amount of $10.0 million at any time or from time to time prior to October 31, 2000. The unpaid principal amount under the note will bear interest at a rate of 11% per year. All principal and interest outstanding under the note will be repayable on December 30, 2000. The note may be prepaid at any time and from time to time, in whole or in part, without premium or penalty. WeightWatchers.com as of January 22, 2000 owes the Company $600,000.

      Under a warrant agreement entered into with WeightWatchers.com, the Company has received warrants to purchase an additional 20.2% of WeightWatchers.com's common stock in connection with the loans described above. These warrants will expire on November 24, 2009 and may be exercised at a price of $500 per share. The exercise price and the number of shares of WeightWatchers.com's common stock available for purchase upon exercise of the warrants may be adjusted from time to time upon the occurrence of certain events.

9.   Income Taxes

     The effective income tax rate for the three months ended January 22, 2000 was 77% due to valuation allowances required in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109).

10.  Guarantor Subsidiaries

     The Company's payment obligations under the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by the following wholly-owned subsidiaries: 58 WW Food Corp.; Waist Watchers, Inc.; Weight Watchers Camps, Inc.; W.W. Camps and Spas, Inc.; Weight Watchers Direct, Inc.; W/W Twentyfirst Corporation; W.W. Weight Reduction Services, Inc.; W.W.I. European Services Ltd.; W.W. Inventory Service Corp.; Weight Watchers North America, Inc.; Weight Watchers UK Holdings Ltd.; Weight Watchers International Holdings Ltd.; Weight Watchers (U.K.) Limited; Weight Watchers (Accessories & Publication) Ltd.; Weight Watchers (Food Products) Limited; Weight Watchers New Zealand Limited; Weight Watchers International Pty Limited; Fortuity Pty Ltd.; and Gutbusters Pty Ltd. (collectively, the "Guarantor Subsidiaries"). The obligations of each Guarantor Subsidiary under its guarantee of the Notes are subordinated to such subsidiary's obligations under its guarantee of the new senior credit facility.

The following presentations are condensed consolidating financial information for Weight Watchers International, Inc. ("Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (primarily companies incorporated in European countries other than the United Kingdom). In the Company's opinion, separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

     Investments in subsidiaries are accounted for by the Company on the equity method of accounting. Earnings of subsidiaries are, therefore,

Weight Watchers International, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
--------------------------------------------------------------

reflected in the Company's investments in subsidiaries' accounts. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Weight Watchers International, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Balance Sheet
As of January 22, 2000 (in thousands)
------------------------------------------------------------

                                                                                       Non-
                                                       Parent        Guarantor       Guarantor
                                                      Company      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                   -------------   -------------  --------------  ------------   -------------
Assets
Current assets
 Cash and cash equivalents  . . . . . . . . . . .    $   3,880       $ 21,847        $  8,719       $      --      $  34,446
 Receivables, net   . . . . . . . . . . . . . . .        5,833          7,007           1,148              --         13,988
 Notes receivable, current  . . . . . . . . . . .        1,391             --              --              --          1,391
 Inventories  . . . . . . . . . . . . . . . . . .           --          9,153           2,291              --         11,444
 Prepaid expenses and other current assets  . . .          698          5,075           1,832              --          7,605
 Deferred income taxes  . . . . . . . . . . . . .        2,846         (2,846)             --              --             --
 Due from related parties   . . . . . . . . . . .           --             --              --              --             --
 Intercompany receivables/(payables)  . . . . . .      (93,139)        91,528           1,611                             --
                                                     ---------       ---------       --------       ---------      ---------
   Total current assets                                (78,491)       131,764          15,601              --         68,874

Investment in subsidiaries  . . . . . . . . . . .      152,941             --              --        (152,941)            --
Property and equipment, net . . . . . . . . . . .        1,785          4,061           1,322              --          7,168
Notes and other receivables, noncurrent . . . . .        7,163             --              --              --          7,163
Goodwill, net . . . . . . . . . . . . . . . . . .       26,188        127,392             803              --        154,383
Trademarks and other intangible assets, net . . .        2,074          5,894               9              --          7,977
Deferred income taxes . . . . . . . . . . . . . .       76,999         (2,287)             --              --         74,712
Deferred financing costs  . . . . . . . . . . . .       15,097             --                              --         15,097
Other noncurrent assets . . . . . . . . . . . . .           75            285             193              --            553
                                                     ---------       --------        --------       ---------      ---------
   Total assets . . . . . . . . . . . . . . . . .    $ 203,831       $267,109        $ 17,928       $(152,941)     $ 335,927
                                                     =========       ========        ========       =========      =========

Liabilities, Redeemable Preferred Stock, and Stockholders' Equity (Deficit)

Current liabilities
 Short-term borrowings and current portion of
   long-term debt . . . . . . . . . . . . . . . .    $   9,938       $    652        $     --       $      --      $  10,590
 Short-term borrowings due to related party   . .        1,019             --              --              --          1,019
 Accounts payable and accrued expenses                  23,093         27,048           8,707              --         58,848
 Income taxes   . . . . . . . . . . . . . . . . .        1,589          3,022           1,387              --          5,998
 Deferred revenue   . . . . . . . . . . . . . . .           --          1,798             824              --          2,622
                                                     ---------       --------        --------       ---------      ---------
   Total current liabilities                            35,639         32,520          10,918              --         79,077

Long--term debt . . . . . . . . . . . . . . . . .      390,913         86,347              --              --        477,260
Deferred income taxes . . . . . . . . . . . . . .        1,903            227           1,344              --          3,474
Other . . . . . . . . . . . . . . . . . . . . . .        1,120            346             394              --          1,860
                                                     ---------       --------        --------       ---------      ---------
   Total liabilities                                   429,575        119,440          12,656              --        561,671

Redeemable preferred stock                              25,000             --              --              --         25,000
Stockholders' equity (deficit)                       $(250,744)      $147,669        $  5,272       $(152,941)     $(250,744)
                                                     ---------       --------        --------       ---------      ---------
   Total liabilities, redeemable preferred stock     $ 203,831       $267,109        $ 17,928       $(152,941)     $ 335,927
    and stockholders' equity (deficit)               =========       ========        ========       =========      =========

Weight Watchers International, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Balance Sheet
As of April 24, 1999 (in thousands)
------------------------------------------------------------

                                                       Parent        Guarantor    Non-Guarantor
                                                      Company      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                   -------------   -------------  -------------  -------------   -------------
Assets
Current assets
 Cash and cash equivalents  . . . . . . . . . . .     $    (74)      $ 12,376        $  7,213      $      --       $ 19,515
 Receivables, net   . . . . . . . . . . . . . . .        5,134          4,364           1,905             --         11,403
 Notes receivable, current  . . . . . . . . . . .        3,266             --              --             --          3,266
 Inventories  . . . . . . . . . . . . . . . . . .           --          5,775           1,805             --          7,580
 Prepaid expenses and other current assets  . . .          856          4,588           2,154             --          7,598
 Deferred income taxes  . . . . . . . . . . . . .        1,758         (1,949)          3,800             --          3,609
 Due from related parties   . . . . . . . . . . .        1,034            242         132,507             --        133,783
 Intercompany receivables/(payables)  . . . . . .      103,588       (107,373)          3,785             --             --
                                                      --------       --------        --------      ---------       --------
   Total current assets                                115,562        (81,977)        153,169             --        186,754

Investment in subsidiaries  . . . . . . . . . . .      117,732             --              --       (117,732)            --
Property and equipment, net . . . . . . . . . . .        1,981          5,231           1,513             --          8,725
Notes and other receivables, noncurrent . . . . .       10,295             --           8,870             --         19,165
Goodwill, net . . . . . . . . . . . . . . . . . .       27,254        115,568             892             --        143,714
Trademarks and other intangible assets, net . . .        2,335          5,745              13             --          8,113
Deferred income taxes . . . . . . . . . . . . . .          (22)         4,155              --             --          4,133
Other noncurrent assets . . . . . . . . . . . . .          138            510             182                           830
                                                      --------       --------        --------      ---------       --------
   Total assets . . . . . . . . . . . . . . . . .     $275,295       $ 49,232        $164,639      $(117,732)      $371,434
                                                      ========       ========        ========      =========       ========

Liabilities, Redeemable Preferred Stock, and Stockholders' Equity (Deficit)

Current liabilities
 Short-term borrowings and current portion of
   long-term debt . . . . . . . . . . . . . . . .     $  1,164       $     --        $  6,690      $      --       $  7,854
 Short-term borrowings due to related party   . .       16,638           (388)             --             --         16,250
 Accounts payable and accrued expenses  . . . . .        8,787         30,876          10,242             --         49,905
 Foreign currency contract payable  . . . . . . .           --             --           7,169             --          7,169
 Income taxes   . . . . . . . . . . . . . . . . .      (11,168)        17,118           2,012             --          7,962
 Deferred revenue   . . . . . . . . . . . . . . .           --          5,680             734             --          6,414
                                                      --------       --------        --------      ---------       --------
   Total current liabilities                            15,421         53,286          26,847             --         95,554

Long-term debt  . . . . . . . . . . . . . . . . .       15,500             --              --             --         15,500
Deferred income taxes . . . . . . . . . . . . . .       (2,366)        10,338             256             --          8,228
Other . . . . . . . . . . . . . . . . . . . . . .           --          2,659             545             --          3,204

   Total liabilities                                    28,555         66,283          27,648             --        122,486

Redeemable preferred stock  . . . . . . . . . . .           --             --              --             --             --
Parent company's investment . . . . . . . . . . .      246,740        (17,051)        136,991       (117,732)       248,948
                                                      --------       --------        --------      ---------       --------
   Total liabilities, Redeemable preferred            $275,295       $ 49,232        $164,639      $(117,732)      $371,434
    stock, and stockholders' equity (deficit)   .     ========       ========        ========      =========       ========

The accompanying notes are an integral part of the consolidated financial statements.

Weight Watchers International, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Statement of Operations For the Three Months Ended January 23, 1999 (in thousands)
----------------------------------------------------------------------

                                                       Parent        Guarantor    Non-Guarantor
                                                      Company      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                   -------------   -------------  -------------   -------------  -------------
Total revenues, net . . . . . . . . . . . . . . .     $ 17,061        $55,695        $16,647         $    --        $89,403

Cost of revenues  . . . . . . . . . . . . . . . .        1,054         30,593         10,457              --         42,104
                                                      --------        -------        -------         -------        -------

   Gross profit . . . . . . . . . . . . . . . . .       16,007         25,102          6,190              --         47,299

Marketing expenses  . . . . . . . . . . . . . . .        4,599          7,713          2,551              --         14,863
Selling, general and administrative . . . . . . .        5,820          4,606          1,892              --         12,318
                                                      --------        -------        -------         -------        -------

   Operating income . . . . . . . . . . . . . . .        5,588         12,783          1,747              --         20,118

Interest income . . . . . . . . . . . . . . . . .          109          1,225          2,993              --          4,327
Interest expense  . . . . . . . . . . . . . . . .         (878)          (114)        (1,615)             --         (2,607)
Other expenses, net . . . . . . . . . . . . . . .         (600)          (594)            (5)             --         (1,199)
Equity in income of consolidated subsidiaries . .        3,753             --             --          (3,753)            --
Franchise commission income (loss)  . . . . . . .        1,878         (1,319)          (559)             --             --
                                                      --------        -------        -------         -------        -------
Income before income taxes and minority interest.        9,850         11,981          2,561          (3,753)        20,639
Provision for income taxes  . . . . . . . . . . .           --          6,632          2,082              --          8,714
                                                      --------        -------        -------         -------        -------
Income before minority interest . . . . . . . . .        9,850          5,349            479          (3,753)        11,925
Minority interest . . . . . . . . . . . . . . . .           --            301            118              --            419

Net income  . . . . . . . . . . . . . . . . . . .        9,850          5,048            361          (3,753)        11,506
                                                      ========        =======        =======         =======        =======

The accompanying notes are an integral part of the consolidated financial statements.

Weight Watchers International, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Statement of Operations For the Three Months ended January 22, 2000 (in thousands)
----------------------------------------------------------------------

                                                       Parent        Guarantor    Non-Guarantor
                                                      Company      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                   -------------   -------------  -------------   -------------  -------------
Total revenues, net                                   $  7,176        $65,867        $17,464        $     --        $90,507

Total costs                                              1,672         38,880         11,318              --         51,870
                                                      --------        -------        -------        --------        -------

   Gross profit                                          5,504         26,987          6,146              --         38,637

Marketing expenses                                       3,322          6,960          2,384              --         12,666
Selling, general and administrative                      4,605          4,440          2,207              --         11,252
                                                      --------        -------        -------        --------        -------
   Operating income (loss)                              (2,423)        15,587          1,555              --         14,719

Interest income                                            460            137            262              --            859
Interest expense                                       (12,581)        (2,454)            (7)             --        (15,042)
Other income (expenses), net                             4,700           (814)           (17)             --          3,869
Equity in income of consolidated subsidiaries            2,821             --             --          (2,821)            --
Franchise commission income (loss)                       3,036         (2,497)          (539)             --             --
                                                      --------        -------        -------        --------        -------
Income (loss) before income taxes and minority
 interest                                               (3,987)         9,959          1,254          (2,821)         4,405
Provisions for (benefit from) income taxes              (4,899)         7,400            881              --          3,382
                                                      --------        -------        -------        --------        -------
Income before minority interest                            912          2,559            373          (2,821)         1,023
Minority interest                                           --                           111              --            111
                                                      --------        -------        -------        --------        -------
Net Income                                            $    912        $ 2,559        $   262        $ (2,821)       $   912
                                                      ========        =======        =======        ========        =======

The accompanying notes are an integral part of the consolidated financial statements.

Weight Watchers International, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Statement of Operations For the Nine Months ended January 23, 1999 (in thousands)
----------------------------------------------------------------------

                                                       Parent        Guarantor    Non-Guarantor
                                                      Company      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                   -------------   -------------  -------------   -------------  -------------
Total revenues, net                                    $32,498       $176,981        $43,926        $     --       $253,405

Total costs                                              2,354         97,097         27,328              --        126,779
                                                       -------       --------        -------        --------       --------

   Gross profit                                         30,144         79,884         16,598              --        126,626

Marketing expenses                                       7,626         20,702          5,860              --         34,188
Selling, general and administrative                     16,588         13,559          5,180              --         35,327
                                                       -------       --------        -------        --------       --------

   Operating income (loss)                               5,930         45,623          5,558              --         57,111

Interest income                                            406          2,907          8,427              --         11,740
Interest expense                                        (2,503)          (204)        (4,295)             --         (7,002)
Other income (expenses), net                            (1,457)        (2,292)            23              --         (3,726)
Equity in income of consolidated subsidiaries           19,174             --             --         (19,174)            --
Franchise commission income (loss)                       5,105         (3,744)        (1,361)             --             --
                                                       -------       --------        -------        --------       --------
Income (loss) before income taxes and minority
 interest                                               26,655         42,290          8,352         (19,174)        58,123
Provisions for (benefit from) income taxes                (270)        20,647          4,211              --         24,588
                                                       -------       --------        -------        --------       --------
Income before minority interest                         26,925         21,643          4,141         (19,174)        33,535
Minority interest                                           --            807            287              --          1,094
                                                       -------       --------        -------        --------       --------

Net Income                                             $26,925       $ 20,836        $ 3,854         (19,174)      $ 32,441
                                                       =======       ========        =======        ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

Weight Watchers International, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Statement of Operations For the Nine Months ended January 22, 2000 (in thousands)
----------------------------------------------------------------------

                                                       Parent        Guarantor    Non-Guarantor
                                                      Company      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                   -------------   -------------  -------------   -------------  -------------
Total revenues, net                                   $ 23,114       $197,907        $45,691        $     --       $266,712

Cost of revenues                                         2,801        106,625         29,100              --        138,526
                                                      --------       --------        -------        --------       --------

   Gross profit                                         20,313         91,282         16,591              --        128,186

Marketing expenses                                       6,614         20,359          5,868              --         32,841
Selling, general and administrative                     12,540         15,412          5,518              --         33,470
Transaction costs                                        8,247             98             --              --          8,345
                                                      --------       --------        -------        --------       --------

   Operating income (loss)                              (7,088)        55,413          5,205              --         53,530

Interest income                                          1,371          1,664          2,399              --          5,434
Interest expense                                       (17,209)        (3,070)        (1,237)             --        (21,516)
Other income (expenses), net                               516           (924)           (84)             --           (492)
Equity in income of consolidated subsidiaries           34,085             --             --         (34,085)            --
Franchise commission income (loss)                       6,788         (5,104)        (1,684)             --             --
                                                      --------       --------        -------        --------       --------
Income before income taxes and minority interest        18,463         47,979          4,599         (34,085)        36,956
Provision for (benefit from) income taxes               (1,783)        16,180          1,610              --         16,007
                                                      --------       --------        -------        --------       --------
Income before minority interest                         20,246         31,799          2,989         (34,085)        20,949
Minority interest                                           --            446            257              --            703
                                                      --------       --------        -------        --------       --------

Net income                                            $ 20,246       $ 31,353        $ 2,732        $(34,085)      $ 20,246
                                                      ========       ========        =======        ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

Weight Watchers International, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Statement of Cash Flows For the Nine Months ended January 23, 1999 (in thousands)
----------------------------------------------------------------------

                                                       Parent        Guarantor    Non-Guarantor
                                                      Company      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                   -------------   -------------  -------------   -------------  -------------
   Cash provided by (used for) operating
    activities                                        $ (5,484)       $46,806         $1,061        $(19,174)       $23,209
                                                      --------        -------         ------        --------        -------
Investing activities
 Acquisitions, net of cash acquired                         --             --             --              --             --
 Other, net                                               (265)          (773)          (427)             --         (1,465)
                                                      --------        -------         ------        --------        -------

   Cash used for investing activities                     (265)          (773)          (427)             --         (1,465)
                                                      --------        -------         ------        --------        -------
Financing activities
 Proceeds from borrowings                                   --             --             --              --             --
 Repurchase of common stock                                 --             --             --              --             --
 Deferred financing costs                                   --             --             --              --             --
 Parent settlements and capital contributions,
   net                                                  11,383        (41,434)         3,316          12,265        (14,470)
 Other, net                                             (6,386)        (2,829)        (3,250)          6,693         (5,772)
                                                      --------        -------         ------        --------        -------
   Cash provided by (used for) financing
    activities                                           4,997         44,263             66          18,958        (20,242)
                                                      --------        -------         ------        --------        -------
Effect of exchange rate changes on cash and
 cash equivalents                                          856           (878)          (228)            216            (34)
Net increase in cash and cash  equivalents                 104            892            472              --          1,468
Cash and cash equivalents, beginning of period            (104)         5,800          6,133              --         11,829
                                                      --------        -------         ------        --------        -------
Cash and cash equivalents, end of period              $     --        $ 6,692         $6,605        $     --        $13,297
                                                      ========        =======         ======        ========        =======

The accompanying notes are an integral part of the consolidated financial statements.

Weight Watchers International, Inc. and Subsidiaries
Supplemental Unaudited Condensed Consolidating Statement of Cash Flows For the Nine Months ended January 22, 2000 (in thousands)
----------------------------------------------------------------------

                                                       Parent        Guarantor    Non-Guarantor
                                                      Company      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                   -------------   -------------  -------------  -------------   -------------
   Cash provided by operating activities              $ (37,908)     $  3,066        $ 18,126       $(34,164)      $  24,936
                                                      ---------      --------        --------       --------       ---------
Investing activities
 Acquisition, net of cash acquired                           --       (15,900)             --             --         (15,900)
 Other, net                                                (185)          360            (431)            79            (177)
                                                      ---------      --------        --------       --------       ---------
   Cash used for Investing activities                      (185)      (15,540)           (431)            79         (16,077)
                                                      ---------      --------        --------       --------       ---------
Financing activities
 Proceeds from borrowings                               404,260        87,129              --             --         491,452
 Repurchase of common stock                            (324,476)           --              --             --        (324,476)
 Deferred financing costs                               (15,696)           --              --             --         (15,696)
 Parent settlements and capital contributions,
   net                                                  (96,047)      (59,124)         (5,485)        26,982        (133,674)
 Other, net                                              (2,423)       (3,121)        (11,183)         7,615          (9,112)
                                                      ---------      --------        --------       --------       ---------
   Cash provided by (used for) financing
    activities                                          (34,382)       24,947         (16,668)        34,597           8,494
                                                      ---------      --------        --------       --------       ---------
Effect of exchange rate changes on cash and cash
equivalents                                                 613        (3,002)            479           (512)         (2,422)
 Net increase in cash and cash equivalents                3,954         9,471           1,506             --          14,931
 Cash and cash equivalents, beginning of period             (74)       12,376           7,213             --          19,515
                                                      ---------      --------        --------       --------       ---------
 Cash and cash equivalents, end of period             $   3,880      $ 21,847        $  8,719       $     --       $  34,446
                                                      =========      ========        ========       ========       =========

The accompanying notes are an integral part of the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------
Overview

Weight Watchers International, Inc., headquartered in Woodbury, New York, is the largest provider of weight control programs in the world. It operates in 29 countries through a network of company-owned and franchise operations. On average over 1 million members attend weekly Weight Watchers meetings to receive group support and education about healthful eating patterns, behavior modification and physical activity.

On September 29, 1999, the Company effected a recapitalization and stock purchase agreement ("Agreement") with its former parent, H.J. Heinz Company ("Heinz"). The Company redeemed shares of common stock from Heinz for $349.5 million. The $349.5 million consisted of $324.5 million of cash and $25.0 million of the Company's redeemable Series A preferred stock. After the redemption, Artal Luxembourg S.A. purchased 94% of the Company's remaining common stock from Heinz for $223.7 million. The recapitalization and stock purchase was financed through borrowings under credit facilities amounting to approximately $237.0 million and by issuing Senior Subordinated Notes amounting to $150.0 million USD denominated and 100.0 million EUR denominated principal amount, due 2009. A portion of the borrowings was utilized to refinance debt incurred prior to the Agreement relating to the acquisition of the businesses in Australia and New Zealand.

The Company's historical condensed consolidated financial statements include the effects of the above transaction as of its closing date, September 29, 1999.

Comparison of Three Months Ended January 22, 2000 to Three Months Ended January 23, 1999

Net revenues were $90.5 million for the three months ended January 22, 2000, an increase of 14.3% from $79.2 million (excluding $8.7 million of non-recurring revenue from Warnaco licensing agreement and $1.5 million of discontinued food royalties) for the three months ended January 23, 1999. The increase in net revenues resulted from increased attendance in most of our markets, strong growth in classroom product sales, and an increase in franchise commissions that were partially offset by the lower average meeting fees in the North American company-owned ("NACO") operations resulting from the roll-out of Liberty/Loyalty.

Cost of revenues was $51.9 million for the three months ended January 22, 2000, an increase of 23.3% from $42.1 million for the three months ended January 23, 1999. This increase was driven by an increase in product sales and number of meetings held in company-owned areas to accommodate attendance growth. In addition, startup costs relating to both a new registration format and program material associated with the rollout of an innovation in NACO contributed to the increase. An additional factor was the reallocation of approximately $1.0 million of expenses in Australia/New Zealand from selling, general and administrative expenses ("SG&A") to cost of revenues to improve the consistency of accounts across subsidiaries.

Marketing expenses were $12.7 million for the three months ended January
22, 2000, a decrease of 14.8% from $14.9 million for the three months ended January 23, 1999. The decrease is primarily due to differences in the scheduling of marketing expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------

Selling, general and administrative expenses declined by 8.1% to $11.3 million for the three months ended January 22, 2000, as compared to the three months ended January 23, 1999. The reallocation of approximately $1.0 million of expenses from SG&A to cost of revenues in Australia/New Zealand to improve consistency of accounts across subsidiaries contributed to the decline.

As a result of the above, operating income was $14.7 million for the three months ended January 22, 2000, an increase of 48.5% from $9.9 million (excluding $8.7 million of non-recurring revenue from Warnaco licensing agreement, and $1.5 million of discontinued food royalties), for the three months ended January 23, 1999.

Interest Expense increased to $15.0 million for the three months ended January 22, 2000 from $2.6 million for the three months ended January 23, 1999 as a result of borrowings related to the recapitalization and stock purchase agreement.

The effective income tax rate for the three months ended January 22, 2000 of 77% increased from 42% for the three months ended January 23, 1999 due to valuation allowances required in accordance with Statement of Financial Accounting Standards No 109, Accounting for Income Taxes (FAS
109).

Comparison of Nine Months Ended January 22, 2000 to Nine Months Ended January 23, 1999

Net revenues were $264.9 million for the nine months ended January 22, 2000, (excluding 1.8 million from discontinued food royalties) an increase of 9.9% from $241.0 million (excluding $8.7 million from non-recurring revenue from Warnaco licensing agreement and $3.7 million from discontinued food royalties) for the nine months ended January 23,1999. This increase in net revenues resulted primarily from increased attendance in most of our markets and strong growth in classroom product sales that were partially offset by the lower Liberty/Loyalty average meeting fees in NACO.

Cost of revenues was $138.5 million for the nine months ended January 22, 2000, an increase of 9.2% from $126.8 million for the nine months ended January 23,1999. This increase was primarily the result of an increased number of meetings to accommodate attendance growth and growing product sales.

Marketing expenses were $32.8 million for the nine months ended
January 22, 2000, a decrease of 4.1% from $34.2 million for the nine months ended January 23, 1999. This decrease is primarily due to differences in the scheduling of marketing expenses.

Selling, general and administrative expenses declined by 5.1% to $33.5 million (excluding one-time charge of $8.3 million of transaction costs) for the nine months ended January 22, 2000, as compared to the nine months ended January 23,1999. This decrease primarily reflects the reallocation of approximately $1.0 million of expenses from SG&A to cost of revenues in Australia/New Zealand to improve the consistency of accounts across subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------

As a result of the above, operating income was $60.0 million (excluding one-time charge of $8.3 million of transaction costs and $1.8 million in revenue from discontinued food royalties) for the nine months ended January 22, 2000, an increase of 34.2% from $44.7 million (excluding $8.7 million of non-recurring revenue from Warnaco licensing agreement and $3.7 million from discontinued food royalties) for the nine months ended January 23, 1999.

Interest Expense increased to $21.5 million for the nine months ended January 22, 2000 from $7.0 million for the nine months ended January 23, 1999 as a result of borrowings related to the recapitalization and stock purchase agreement.

Summary Pro Forma Information

The unaudited pro forma consolidated statement of operations' information for the three and nine months ended January 23, 1999 and January 22, 2000 give effect to the Recapitalization as if it had occurred at April 26, 1998. It does not purport to be indicative of, or a projection for, the Company's results of operations for any future period or date. The pro forma adjustments are based on available information and upon certain assumptions which the Company believes are reasonable. These pro formas have been prepared consistently with the methodology used in the 144A Offering document.

                                                                                     (in thousands)
                                                           -------------------------------------------------------------------
                                                                  Three Months Ended                 Nine Months Ended
                                                           --------------------------------  ---------------------------------
                                                             January 23,      January 22,      January 23,       January 22,
                                                                1999             2000              1999             2000
                                                           ---------------  ---------------  ---------------   ---------------
Total pro forma revenues                                       $87,879          $90,507          $249,748         $264,921
Pro forma net income                                            $3,059           $2,888            $7,872          $12,165
                                                               -------          -------          --------         --------
EBITDA                                                         $22,756          $22,255           $65,431          $71,354
Adjusted pro forma EBITDA                                      $17,455          $18,250           $62,500          $70,883

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------


EBITDA represents income before income taxes and minority interest plus depreciation, amortization, and net interest expense. Pro forma EBITDA adds back transaction expenses and adjusts revenues and costs for the recapitalization agreement (e.g., elimination of food royalties), the fact that Weight Watchers is now a stand-alone entity, and management's planned restructurings. The exclusion of unrealized foreign currency gains or losses included in Other Expenses and an addback of the minimum Warnaco royalty payment, which had been booked in advance by Heinz but which we received during the period, are the major adjustments made to bridge from the pro forma EBITDA to Adjusted EBITDA.

Liquidity and Capital Resources

For the nine months ended January 22, 2000, our primary source of funds to meet working capital needs was cash from operations. Cash and cash equivalents increased $14.9 million during the nine months ended January 22, 2000. Cash flows provided by operating activities of $24.9 million and financing activities of $8.5 million were in excess of cash flows used in investing activities of $16.1 million. Cash flows used for investing activities were principally related to the acquisition of the Australian and New Zealand businesses. Cash flows provided by financing activities include proceeds of $491.5 million from borrowings, which is offset by $324.5 million used to repurchase common stock.

Capital spending has averaged $2.9 million annually over the last three years and has consisted primarily of leasehold improvements for meeting locations and administrative offices, computer equipment for field staff and call centers and Year 2000 upgrades. Capital expenditures through the nine months ended January 22, 2000 were $1.4 million.

We are significantly leveraged. As of January 22, 2000 after reflecting the repurchase of common stock and related borrowings, we have outstanding $487.9 million in aggregate indebtedness, with approximately $30.0 million of additional borrowing capacity available under the revolving credit facility, and total stockholders' deficit of $250.7 million. As a result of the Transactions, the Company's liquidity requirements are significantly increased primarily due to increased debt service obligations.

The Company believes that cash flows from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund currently anticipated capital investment requirements, debt service requirements and working capital requirements.

In addition, we have 1.0 million shares of Series A Preferred Stock issued and outstanding. Holders of our Series A Preferred Stock are entitled to receive dividends at an annual rate of 6% payable annually in arrears.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------


Our ability to fund our capital investment requirements, interest, principal and dividend payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Forward-Looking Statements

These consolidated financial statements include forward-looking statements including, in particular, the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have used the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in these consolidated financial statements to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those protected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

-    risks associated with our ability to meet our debt obligations;

- risks associated with the relative success of our marketing and advertising;

-    risks associated with the continued attractiveness of our diets;

     competition, including price competition and competition with self-help weight loss and medical programs; and

- adverse results in litigation and regulatory matters, the adoption of adverse legislation or regulations, more aggressive enforcement of existing legislation or regulations or a change in the interpretation of existing legislation or regulations.

Item 3. Quantitative and Qualitative Discussions about Market Risk
------------------------------------------------------------------

We are exposed to foreign currency fluctuations and interest rate changes. Our exposure to market risk for changes in interest rates relates to the fair value of long-term fixed rate debt and interest expense of variable rate debt. We have historically managed interest rates through the use of, and our long-term debt is currently composed of, a combination of fixed and variable rate borrowings. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, to reduce this risk, the Company uses derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged instruments.

Based on the overall interest rate exposure on our fixed rate borrowings at January 22, 2000, a 10% change in market interest rates would have less than an 8% impact on the fair value of our long-term debt. Based on variable rate debt levels at January 22, 2000, a 10% change in market interest rates would have less than a 3% impact on our interest expense, net.

Fluctuations in currency exchange rates may also impact our stockholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the year. The resulting translation adjustments are recorded in stockholders' equity as accumulated other comprehensive income/(loss). In addition, fluctuations in the value of the euro will cause the U.S. dollar translated amounts to change in comparison to prior periods and may impact interest expense. Furthermore, we will revalue the outstanding euro notes at the end of each period, and the resulting change in value will be reflected in the income statement of the corresponding period.

Each of our subsidiaries derives revenues and incurs expenses primarily within a single country, and consequently, does not generally incur currency risks in connection with the conduct of normal business operations.

Foreign exchange gains and losses are included in our consolidated statements of income.