Form 10-K405
period 2000-04-29
WEIGHT WATCHERS INTERNATIONAL INC
filed 2000-07-28
CIK 105319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2000

                          Commission File no 000-03389
                                             ---------

                       WEIGHT WATCHERS INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Virginia                                              11-6040273
----------------------------------         ------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

             175 Crossways Park West, Woodbury, New York 11797-2055
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:         (516) 390-1400
                                                            ------------------
Securities registered pursuant to Section 12 (b) of the Act:       None
                                                            -------------------

                                             Name of each exchange
Title of each class      None                on which registered   None
                   ------------------                           ---------------

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X                 No
                         ------                  -----

       Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value, as determined by the date of the sale, of the voting stock held by non-affiliates (shareholders holding less than 5% of the outstanding common stock, excluding directors and officers), as of July 28, 2000 was $3,700,000.

      The number of common shares outstanding as of July 28, 2000 was 23,800,000.

-     Documents incorporated by reference:            None
                                               ------------------------

PART I

ITEM 1.  BUSINESS

       Weight Watchers International, Inc. (herein, together with its subsidiaries unless the context otherwise requires, generally referred to as the "Company" or "Registrant") was incorporated in Virginia in 1974, as a successor to a business founded in 1963. The Company's trademarks included in this Form 10-K appear in italics.

       The Company is the largest provider of weight control programs in the world, operating in 29 countries through a network of company-owned and franchise operations. At the core of the business are weekly meetings, in which is presented a scientifically designed program, incorporating group support and education about healthy eating patterns, behavior modification and physical activity. The Company has developed the Weight Watchers program through continuous improvement over its 37-year history and the brand name is recognized globally today as the standard for healthy, safe and drug free weight control. Careful management of the brand identity and reputation is a fundamental element of the Company's long-term success. According to a Gallup study conducted in 1998, more than 84% of adults and 94% of dieting adults in the United States recognize the brand name. In an independent survey of U.S. doctors in 1998, among those doctors who had recommended weight loss programs in the preceding year, 65% recommended Weight Watchers. The next most frequently recommended program received recommendations from less than 13% of those doctors. The Company believes that the combination of its brand recognition, extensive global network and 9,000 classroom leaders provide a significant competitive advantage.

       Throughout its history, the Company has based its program on four core elements: group support, behavior modification, diet and exercise. The group support system remains the cornerstone method of presenting the program. Group support assists members in dealing with issues such as depression-eating and habitual eating behaviors. This support is offered through meetings that are interactive and encourage learning through group activities and discussions. Members learn strategies from leaders who have learned how to lose weight and maintain their weight loss on the program. These leaders are trained to respond to member needs by using internally developed techniques and actively modeling the Company's principles. The group support system continues throughout the maintenance period of the program when members learn how to stay within their appropriate weight range.

       Behavior modification and education on eating habits have also always been key elements of the program. Motivation, education and support are used to help members manage their weight and to change their habits. Members are taught how to meet and overcome these challenges. Discussions on topics such as staying motivated, overeating and managing stress offer valuable insight and provide the reassurance that no one must diet alone.

       Exercise is an important component of weight management and the Company's overall program to lose weight. U.S. members currently receive The Weight Watchers Activity Guide which is designed to promote exercise and activity outside of the classroom. It is consistent with the recommendations for physical activity outlined by both the Center for Disease Control and

Prevention and the American College of Sports Medicine. International members receive similar publications.

       The final key element of the program is diet which is described in detail below. The diets are based on healthy food selection rather than prepackaged meals. This allows members to tailor and modify their diet to their personal tastes. In order to keep the diets at the forefront of weight loss science, each diet is designed in consultation with doctors and other scientific advisors. The Company continually strives to improve its diets by periodically testing, then introducing new features. There are currently two diets: 1-2-3 Success and Success Signals.

       In 1996, the United Kingdom subsidiary developed and introduced 1-2-3 Success, a state-of-the-art diet management system that helps participants manage their calorie intake through a simple and flexible POINTS system. Unlike some competing diets, 1-2-3 Success allows participants to eat regular meals instead of prepackaged servings, allowing members freedom to choose what they eat. In 1997, the 1-2-3 Success diet was successfully rolled out to select international operations, North American franchises and North American Company-Owned ("NACO") operations. 1-2-3 Success features the POINTS food system, which is based on a formula involving calories, fat and fiber. The formula for POINTS differs from country to country in order to suit local tastes, as well as package labeling differences between countries.

       In 1996, local management in Europe successfully developed a diet called Success Signals based on a green-yellow-red food selection system. Success Signals helps guide dieters to low fat foods (green) instead of high fat foods
(red). This system is similar to 1-2-3 Success in that it does not require weighing of portions. It is now used in nine Continental European countries and Brazil. The Company intends to introduce a POINTS based plan in these markets as a program innovation.

       The Company works closely with doctors, scientists and nutritionists, to ground the program in scientific and medically sound principles of weight control. As part of the program, the Company is sponsoring a two-year scientific study to quantify the health benefits of its program as compared to self-help dieting. The Company believes that the publication of this study will serve to encourage a greater number of employers and health insurance companies to partner with them to cover or reimburse the cost of joining the Weight Watchers program.

       The Company uses several delivery methods as a means to provide services to its members. At the core of the business is the classroom meeting, which members attend to learn the key weight loss techniques, to celebrate their success with other dieters, and to receive motivation and group support. An estimated 9,000 classroom leaders run the meetings and educate members on the process of successful and sustained weight loss. Field management and current leaders constantly identify new leaders as members with strong interpersonal skills, personality and communication skills. Leaders are part-time employees and earn an hourly wage and commissions based on sales. The program is presented in a series of weekly classes which average one hour in duration. Classes are conveniently scheduled throughout the day. Classes are held in either leased locations, such as space at shopping malls, or in meeting rooms typically rented from civic or religious organizations.

       Typically, classes begin with registration and a weigh-in where the weight change of attendees since their last session is noted in their attendance book which serves as a permanent record of the participants' progress. Leaders are trained to engage the members at the weigh-in to talk about their weight control efforts during the previous week and provide encouragement and advice, making them feel at ease. After the weigh-in, the leader introduces the class. Part of the class is educational, where the leader uses personal anecdotes, games or open questions to demonstrate some of the core aspects of weight loss, such as self-belief and discipline. During another part of the class, the leader focuses on a variety of topics, such as achievements people have made in the prior week and celebrating and applauding successes. Participants who have reached their weight goal are singled out for their accomplishment. Discussions can range from dealing with a holiday office party to making time to exercise. The leader encourages substantial class participation and promotes supporting products and materials as appropriate. At the end of the class, new members are given special tutoring in the 1-2-3 Success plan.

       Generally, group leaders help set a member's weight goal within a healthy range by using a body mass index. When members reach their weight goal and maintain it for six weeks, they achieve lifetime member status. This gives them the privilege to attend the Company's meetings free of charge as long as they maintain their weight within a certain range. Successful members also become eligible to apply for class leader positions.

       The At Work program was designed to address the weight loss needs of people in the workforce by operating on-site in their place of employment. This program represents a significant amount of total revenue for NACO operations and is expanding in other countries. Employees can attend the At Work program meetings that are held either before work, during lunch hours, or after work. At Work is particularly popular in the United States as employees, and increasingly employers, are receptive to the Weight Watchers classes in the work place. In many cases, employers subsidize employee participation and typically provide meeting space without charge. The Community Meetings program was designed to meet the needs of people in rural areas that would otherwise be unable to support traditional meetings. Members in Community Meetings prepay for a series of meetings to ensure adequate enrollment.

       The Company provides additional programs designed for people who, either through circumstance or personal preference, do not wish to attend the traditional classes. The At Home self-help program was developed to provide guidance and support needed to lose weight without having to attend classes.

       In Australia, the Company is testing the Gut Buster mail-order program which has been scientifically designed for male weight control. Customers who order this program receive audio cassettes and literature. In France, the Company also has a One-On-One program which offers members supplemental private tutoring.

       In addition to meetings, the Company generates additional revenues through product sales. In the classroom operations, the Company sells books, CD-Rom's, 1-2-3 Success POINTS calculators, healthy snack bars and other items.

GENERAL

       Members have demonstrated strong loyalty towards the Weight Watchers program, which is characterized by a high predictable pattern of repeat consumer behavior. The Company believes the quality and flexibility of its program helps attract and retain new members and contributes to significant repeat enrollments. Given the Company's 37-year operating history, the Company has created a powerful referral network. An important source of new members is through referrals from existing or prior members. There are incentive programs for member referrals, such as the bring a friend promotion. In fiscal year ended April 29, 2000, approximately 4.8 million people enrolled in classes worldwide.

       The Company's business is heavily reliant on marketing and promotion. Advertising supports the three key enrollment-generating seasons during the year: winter, spring and fall. In addition to enhancing brand image and awareness, advertising is designed to motivate both former members and its potential members to take immediate action and join the program. Media investments are allocated on a market-by-market basis, as well as by media vehicle (television, radio, magazines and newspaper), taking into account such characteristics as penetration, market vitality, media efficiencies and effectiveness. Direct mail is a critical element of the Company's marketing mix because it targets former members who account for the majority of the Company's attendance.

       The focus of the Company's public relations efforts is at the grass roots level. Leaders and successful members engage in local promotions, information presentations and charity events to promote Weight Watchers and demonstrate the program's efficacy. Public relations programs are specifically designed to facilitate this type of promotion. For many years, the Company has used celebrities to promote and endorse the program. Since 1997, the Company has retained Sarah Ferguson, the Duchess of York, to promote and endorse the program in North America. Her contract, which runs through 2000, requires her to devote approximately 20 days per year on activities such as appearances at major events and filming television advertisements.

       The most popular payment structure is a "pay-as-you-go" arrangement without contracts, although the Company also offers discounted pre-pay options. A new member pays an initial registration fee and then a weekly fee for each class attended, although free registration is often offered as a promotion.

       In 1996, a new pricing structure, called Liberty/Loyalty, was developed in France. Liberty/Loyalty provides members the option of committing to consecutive weekly attendance and paying a lower weekly fee with penalties for missed classes, or paying a higher weekly fee without the missed meeting penalties. Following the successful introduction in France, the Liberty/Loyalty pricing plan was rolled out to most of the rest of Europe and, following a successful test marketing, it was rolled out to the Company's NACO operations in April/May 1999.

COMPANY OWNED OPERATIONS

       The Company's NACO operations consist of approximately 1,300 meeting locations, that for the fiscal year ended April 29, 2000, attracted 13.2 million attendances and generated $158.4 million in revenue including product sales. In 1997, NACO operations were restructured by eliminating the prepackaged meals program, improving customer service, restoring employee morale and introducing 1-2-3 Success and Liberty/Loyalty programs. In connection with the elimination of the prepackaged meals program, the Company eliminated over $18.0 million in costs. As a result of all these efforts, NACO attendance has increased to 13.2 million in fiscal year 2000.

       International company-owned operations consist of approximately 8,100 meeting locations in 13 countries outside the United States. In the fiscal year ended April 29, 2000, these operations attracted 20.0 million attendances and generated meeting fee revenue of $192.3 million.

       In fiscal year 2000, in the United Kingdom there were on average 5,100 weekly meetings in 3,800 different locations, with approximately 97% in third-party locations, such as meeting rooms rented from civil organizations and church halls. In the rest of Europe there were on average 3,400 weekly meetings in 2,200 different locations, with approximately 95% in third-party locations. In Australia/New Zealand there were on average 1,880 weekly meetings in 794 different locations, with approximately 97% in third-party locations.

INTERNATIONAL OPERATIONS

       The Company's international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations.

FRANCHISE OPERATIONS

       The Company operates its domestic and international businesses through a combination of company-owned and franchise operations. Over the last 37-years, the Company has developed a strong group of franchisees throughout the world. There are franchise operations in 16 countries, including the United States. The Company estimates that in the fiscal year ended April 29, 2000, these franchised operations attracted attendance of 23.7 million.

       Franchisees are responsible for running classroom operations in their territory using the Company developed program. Franchisees are obliged to adhere strictly to the program content guidelines, with the freedom to control pricing, locations, operational structure and local promotions. Franchisees have the option to buy approved merchandise from the Company or from other vendors to sell to members. Franchisees are required to keep accurate attendance records that are audited on a periodic basis. Most franchise agreements are in perpetuity and can only be terminated upon a material breach or bankruptcy of the franchisee.

       The Company provides a central support system for the program and the brand. It also produces and sells program and marketing material to the franchisees. Franchisees provide local operational expertise, advertising and public relations. The franchise owners are close to the business and generally participate actively in all aspects of the business. Franchisees typically pay a fee equal to 10% of their meeting fee revenues.

LICENSING

       Another source of revenue for the Company is generated through the licensing arrangements with third parties. Under an agreement between the Company and a third-party publisher, the Company granted the publisher the exclusive right to use its trademarks in developing, publishing, licensing, selling and distributing books, audio products, video products, calendars, recipe cards and other products for sale at meetings, book clubs and retail stores. The publisher holds this exclusive license through October 2001. In return for this license, the publisher agreed to pay a non-returnable fee and certain ongoing royalties. Nearly four million copies of recipe collections have been sold since 1994.

       Weight Watchers Magazine was published in North America and the United Kingdom by Southern Progress and by the Company in Australia. The Company reacquired all rights to publish the Magazine, including in North America and the United Kingdom, by an agreement dated February 18, 2000 and it has introduced a new magazine in May, 2000. Southern Progress still has the exclusive right to publish Weight Watchers books through direct response marketing.

       The Company has entered into an ongoing licensing relationship with Heinz to develop and market the Weight Watchers brand for certain food products. Under the agreement, the Company retains all food licenses except that Heinz retains an exclusive, royalty-free global license to use the brand for certain food categories, including frozen foods, soups, condiments, canned fish and canned pasta. Heinz will also receive royalty payments from an existing portfolio of third-party licenses for various food products through 2004. After 2004, Heinz will assign those licenses to the Company.

       In January 1999, the Company entered into a licensing agreement with Warnaco, an established clothing/shapewear manufacturer, to produce a broad range of Weight Watchers branded shapewear in the United States and Canada. Under this agreement, the Company will receive minimum average royalty payments of $2.1 million per year. Warnaco's exclusive license runs through July 31, 2004, and is renewable at Warnaco's option for an additional five years.

TRADE NAMES AND TRADEMARKS

       The Weight Watchers brand is recognized worldwide. Careful management of the Company's brand identity and reputation is a fundamental element to its long-term success. As a result, the Company constantly monitors and acts as necessary to protect its intellectual property rights.

COMPETITION

       The market for weight control includes commercial weight loss programs, self-help weight loss products, weight loss services administered by doctors, nutritionists and dieticians and weight loss drugs. Competition among commercial weight loss programs is largely based on the effectiveness of the program and price.

       The most significant direct competitor in the United Kingdom is Slimming World. There are few direct competitors in the rest of Europe. In Australia/New Zealand, the Company's closest competitor is Jenny Craig. In the United States, the Company competes in the commercial weight control segment, along with other companies such as Jenny Craig, The Diet Workshop and Nutri/System, although the Company believes its business platforms are not comparable. For example, many of the competitors' businesses are based on the sale of prepackaged meals and meal replacements, whereas Weight Watchers program uses group support, education and behavior modification to help members change their eating habits without prepackaged foods. The Company believes that weight control is a lifelong challenge and that quick results offered by certain of these products are not sustainable and may have side effects.

       When the diet drugs Phen/Fen and Redux became popular in 1996, many competitors turned to prescription drug sales as a way to boost sagging profitability. In September 1997, the United States Food and Drug Administration requested the withdrawal of fenfluramine (one of the pharmaceuticals used in "Phen/Fen") and dexfenfluramine ("Redux") from the U.S. market citing potential health risks. The manufacturer and distributor of these pharmaceuticals agreed to an immediate recall of these drugs. The resultant negative publicity and lawsuits over these drugs further weakened these competitors. Two new drugs have received approval from the FDA for the treatment of obesity. Meridia, approved in November 1997, and Xenical, approved in April 1999, are being marketed to physicians for use in their patients and directly to consumers. To date, competitors have not turned to the use of these drugs as part of their offering to clients. Any increase in competition, including scientific developments in weight control, new drugs and other technologies may have a material adverse impact on the Company.

REGULATION

       A number of laws and regulations govern the Company's advertising, franchise operations and relations with consumers. The Federal Trade Commission and certain states regulate advertising, disclosures to consumers and franchisees, and other consumer matters. Company customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices and these agencies may take action on their own initiative or on a referral from consumers or others.

       The Company and the FTC have entered into a Consent Order settling all contested issues raised in a complaint filed against the Company alleging that it violated the Federal Trade Commission Act by the use and content of certain advertisements for its weight loss program featuring testimonials, claims for the program's success and safety, and statements as to the program's costs to participants. The Consent Order does not admit any issue of fact or law or any violation by the Company of any law or regulation, and does not involve payment by the Company of any civil money penalty, damages, or other financial relief. The Consent Order requires certain procedures and disclosures in connection with the Company's advertisements of products and services. The FTC accepted the Consent Order, and it became effective as of December 24, 1997. The Company does not believe that compliance with the Consent Order will have a material adverse effect on its consolidated financial position or results of operations or its current advertising and marketing practices.

       The Company's foreign operations and franchises are also generally subject to regulations of the applicable country regarding the offer and sale of franchises, the content of advertising and promotion of diet products and programs.

       Future legislation or regulations including, without limitation, legislation or regulations affecting its marketing and advertising practices, relations with consumers or franchisees or the Company's food products, could have a material adverse impact on the Company.

EMPLOYEES

       As of April 29, 2000, the Company had approximately 22,400 service providers and employees, of which 6,600 were located in the United States, 8,400 were located in the United Kingdom, 2,600 were located in Continental Europe and 4,800 were located in Australia and New Zealand. 119 employees work full-time as management and support personnel in the Woodbury, New York offices, 172 employees work full-time as management and support personnel at the regional offices in the three NACO regions, and 221 employees work full-time as management and support personnel in the head offices of the other countries in which the Company operates worldwide. Approximately 6,900 service providers work part-time as leaders and approximately 14,900 work part-time as receptionists worldwide. None of the service providers or employees are represented by a labor union. The Company considers its employee relations to be good.

FORWARD LOOKING STATEMENTS

The information contained in this report, other than historical information, includes forward-looking statements including, in particular, the statements about plans, strategies and prospects under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operation," "Industry" and "Business." Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this report identify forward-looking statements. These forward-looking statements are based on current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

       - risks associated with the Company's ability to meet the Company's debt obligations;
       - risks associated with the relative success of marketing and advertising;
       - risks associated with the continued attractiveness of the Company's diets;
       - competition, including price competition and competition with self-help weight loss and medical programs; and
       - adverse results in litigation and regulatory matters, the adoption of adverse legislation or regulations, more aggressive enforcement of existing legislation or regulations or a change in the interpretation of existing legislation or regulations.

ITEM 2.  PROPERTIES

       The Company is headquartered in Woodbury, New York in a 35,000 square-foot leased office. Each of the three NACO regions has a small regional office. The Woodbury lease expires in 2005 and the Paramus, New Jersey call center lease expires in 2007. The remaining North American office leases are short-term. Each country operation also has one head office.

         The Company holds its classes either in retail centers (typically leased spaces in strip malls for short-terms, generally less than five years) or third-party locations (typically meeting rooms in well-located civic or religious organizations). In fiscal year ended April 29, 2000, there were approximately 1,300 NACO meeting locations in North America, including approximately 300 retail centers and 1,000 third-party locations. In the United Kingdom, there were approximately 3,800 meeting locations, with approximately 97% in third-party locations. In Continental Europe, there are approximately 2,200 meeting locations, with approximately 95% in third-party locations. In Australia/New Zealand, there were approximately 794 meeting locations, with approximately 97% in third-party locations.

ITEM 3.  LEGAL PROCEEDINGS

The Company has had and continues to have disputes with the Company's franchisees regarding, among other things, operations and revenue sharing, including the interpretation of franchise territories as they relate to new media. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters will not have a material effect on the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established trading market for the Registrants' Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

               WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                                 (IN THOUSANDS)



                                   2000             1999         1998            1997            1996
                         --------------   --------------  -----------     -----------    -------------
Revenues net               $   399,574      $   364,608    $  297,245     $  292,846      $  323,316
Net income (loss)          $    37,759      $    47,982    $   23,771     $  (24,089)     $   21,490
Working capital            $      (958)     $    91,200    $   65,792     $   64,869      $   83,593
Total assets               $   334,207      $   371,434    $  370,799     $  372,997      $  393,387
Long-term obligations      $   500,505      $    16,664    $   17,745     $   71,613      $   72,950
EBITDA                     $   107,280      $    88,253    $   48,484     $  (21,216)     $   32,144


EBITDA represents income before income taxes and minority interest plus depreciation, amortization and net interest expense. EBITDA should not be construed as an alternative to operating income or cash flows from operating activities, as determined in accordance with generally accepted accounting principles.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is the largest provider of weight control programs in the world, operating in 29 countries through a network of company-owned and franchise operations. The Company earns revenues by conducting meetings, selling products, collecting commissions from franchisees operating under its name and by collecting royalties related to licensing agreements.

      Domestic and international operations are run through a combination of company-owned and franchise operated locations. Franchisees typically pay a royalty fee of 10% of their meeting fee revenues.

      A number of factors have affected the Company's revenues and profitability over the last several years. In fiscal year ended 1990, Heinz began introducing and promoting the sale of prepackaged meals through the North American ("NACO") network. These changes forced group leaders to become food salespeople and retail managers for food products, detracting from their function as role models and motivators for members. These changes caused a significant drop in customer satisfaction and employee morale, and NACO's attendance declined. Prior to the introduction of prepackaged meal sales in fiscal year ended 1990, NACO's annual classroom attendance was 12.9 million, but by fiscal year ended 1997, attendance had dropped to 7.8 million. In contrast, in the international operations, where the prepackaged meals sales strategy was not implemented, attendance remained stable over this period. As North American focus turned to promoting and selling prepackaged meals, program development began to suffer. In response, the Company shifted to a more decentralized management approach, allowing the management of its international operations to begin to develop their own local business strategies and program innovations. This approach was successful and by 1996 international growth began to accelerate rapidly. Beginning in 1997, NACO operations were restructured by:

      - eliminating the prepackaged meals programs,
      - introducing 1-2-3 Success and Liberty/Loyalty,
      - improving customer service,
      - restoring employee morale,
      - relocating classes from fixed to rented meeting rooms,
      - reducing back office and field headcount, and
      - eliminating certain field offices.

      This restructuring allowed the Company to eliminate over $18.0 million in costs related to the food sales system. As a result of these efforts, NACO attendance has grown by 70% from 7.8 million in fiscal year ended 1997 to 13.2 million in fiscal year ended April 29, 2000.

      Over this period, international operations continued to generate significant growth which had started when local management was allowed to create new strategies and program innovations. Between fiscal year ended 1997 and fiscal year ended April 29, 2000, in continental Europe, net revenues increased by 31%, in the United Kingdom by 54% and in Australia/New Zealand by 58%, respectively.

      The combination of the revitalization of the North American operation and the continued strong performance of international business contributed to the strong growth in revenues and profitability.

      In addition to franchise revenue and company-owned classroom revenues, the Company also sells to the Company's members ancillary products which complement its program such as calendars, books, healthy snack bars and CD-ROMS.

RESULTS OF OPERATIONS

      On September 29, 1999, the Company effected a recapitalization and stock purchase agreement, (the "Transaction") with its former parent, H.J. Heinz Company ("Heinz"). The Company redeemed shares of common stock from Heinz for $349.5 million. The $349.5 million consisted of $324.5 million of cash and $25.0 million of the Company's redeemable Series A preferred stock. After the redemption, Artal Luxembourg S.A. purchased 94% of the Company's remaining common stock from Heinz for $223.7 million. The recapitalization and stock purchase was financed through borrowings under credit facilities amounting to approximately $237.0 million and by issuing Senior Subordinated Notes amounting to $255.0 million, due 2009. The balance of the borrowings was utilized to refinance debt incurred prior to the Transaction relating to the transfer of ownership and acquisition of the minority interest in the Weight Watchers businesses that operate in Australia and New Zealand. The acquisition of the minority interest resulted in approximately $15.9 million of goodwill. In connection with the Transaction, the Company incurred approximately $8.3 million in transaction costs which were expensed and $15.9 million in deferred financing costs. For U.S. Federal and State tax purposes, the Transaction is being treated as a taxable sale under Section 338 (h) (10) of the Internal revenue Code of 1986 as amended. As a result, for tax purposes, the Company will record a step-up in the tax basis of net assets. For financial reporting purposes, a valuation allowance of approximately $72.1 million has been established against the corresponding deferred tax asset as management has concluded it is more likely than not that this amount will not be utilized to reduce future tax payments.

      The Company issued 1.0 million shares of Series A Preferred Stock in conjunction with the Transaction. Holders of the Series A Preferred Stock are entitled to receive dividends at an annual rate of 6% payable annually in arrears. The Company has recorded a $875,000 dividend at April 29, 2000. The liquidation preference of the Series A Preferred Stock is $25 per share. If there is a liquidation, dissolution or winding up, the holders of shares of Series A Preferred Stock are entitled to be paid out of the Company's assets available for distribution to shareholders an amount in cash equal to the $25 liquidation preference per share plus all accrued and unpaid dividends prior to the distribution of any assets to holders of shares of common stock.

      The Transaction has been accounted for as a leveraged recapitalization, which will have no impact on the historical book basis of the Company's assets or liabilities.

      During the fourth quarter of fiscal year ended 1997, the Company announced a reorganization and restructuring program. The reorganization plan was designed to strengthen the Company's classroom business and improve profitability and global growth.

      Charges related to the restructuring were recognized to reflect the exit from the Personal Cuisine Food Option in the United States company-owned locations, the relocation of classes from certain fixed retail outlets to traveling locations, and other initiatives involving the exit of certain under-performing businesses and product lines.

      Restructuring and related costs recorded in fiscal year ended 1997 totalled $51.7 million pretax. Pretax charges of $49.7 million were classified as classroom operating expenses and $2.0 million as selling, general and administrative expenses. The major components of the fiscal year ended 1997 restructuring charges and the remaining accrual balances as of April 25, 1998, April 24, 1999 and April 29, 2000 were as follows:





                                              Employee               Exit cost
                                             Termination     ---------------------------
                              Non-Cash           and           Accrued
                                Asset          Severance        Exit      Implementation
                              Write-downs       Costs          Costs         Costs           Total
                              -----------     -----------    ---------    -------------    ----------
Initial charge-1997           $   27,402       $    4,723    $  19,569      $    -         $   51,694
Amounts utilized-1997            (27,402)            (339)         (46)          -           (27,787)
                              -----------     -----------    ---------    -------------    ----------
Accrued restructuring costs-
April 26, 1997                       -              4,384       19,523                         23,907
Implementation costs-1998            -               -               -              999           999
Amounts utilized-1998                -             (3,709)      (8,553)            (999)      (13,261)
                              -----------     -----------    ---------    -------------    ----------
Accrued restructuring costs-
April 25, 1998                       -                675       10,970           -             11,645

Implementation costs 1999            -               -               -               32            32
Amounts utilized-1999                -               (186)      (3,769)             (32)       (3,987)
                              -----------     -----------    ---------    -------------    ----------
Accrued restructing costs-
April 24, 1999                       -                489        7,201           -              7,690

Amounts utilized-2000                -               -          (2,904)          -             (2,904)
                              -----------     -----------    ---------    -------------    ----------
Accrued restructuring costs-
April 29,2000                 $      -         $      489    $   4,297      $    -          $   4,786
                              ===========     ===========    =========    =============    ==========

      Asset write-downs of $16.9 million consisted primarily of fixed assets and other long-term asset impairments that were recorded as a direct result of the Company's decision to exit businesses or facilities. Such assets were written down based on management's estimate of fair value. Write-downs of $10.5 million were also recognized for estimated losses from disposals of classroom inventories, packaging materials and other assets related to product line rationalizations and process changes as a direct result of the Company's decision to exit businesses or facilities.

      Employee severance costs were expensed. For the fiscal year ended April 24, 1998 the workforce was reduced by approximately 337 employees. Severance costs include charges related to both involuntary terminations and voluntary terminations. As part of the voluntary termination agreements, enhanced retirement benefits were offered to the affected employees. These amounts were included in the Employee Termination and Severance costs component of the restructuring charge.

      Exit costs consist primarily of contract and lease termination costs associated with the Company's decision to exit the activities described above. In fiscal year ended April 29, 2000 $2.9 million was utilized. The remaining accrued exit costs will be utilized through fiscal year ended 2002.

      The results for fiscal year ended 1998 included costs related to the implementation of the restructuring program of $999 thousand pretax, which were classified as selling, general and administrative expenses. These costs consist primarily of center relocation and training. The results for fiscal year ended 1999 included costs related to the implementation of the restructuring program of $32 thousand pretax, which was classified as selling, general and administrative expenses. These costs consist primarily of relocation and training costs.

COMPARISON OF FISCAL YEAR ENDED APRIL 29, 2000 TO FISCAL YEAR ENDED APRIL 24, 1999.

      Net revenues were $399.6 million for the fiscal year ended April 29, 2000 an increase of $35.0 million or 9.6% from $364.6 million for the fiscal year ended April 24, 1999 (net of promotional allowances of $23.0 million and $40.2 million, respectively). Of the $35.0 million increase, $8.5 million was attributable to domestic company-owned classroom meeting fees, $8.8 million from foreign company-owned classroom meeting fees, $2.6 million from franchise commissions, and $26.9 million from product sales, which were offset by an $11.8 million decline in royalties from licensing, publications, and other. The decline in royalties is directly related to the discontinuation of food royalties from Heinz as a result of the Transaction and the recognition in fiscal year ended 1999 of the present value of the guaranteed future payments from the Warnaco licensing agreement. Adjusting for the discontinued food royalties of $1.8 million, net revenues were $397.8 million for the fiscal year ended April 29, 2000, an increase of 13.5% from $350.6 million (excluding $8.7 million from non-recurring revenue from the Warnaco licensing agreement and $5.3 million from discontinued food royalties) for the fiscal year ended April 24, 1999.

      Domestic company-owned classroom meeting fee revenues were $130.8 million for the fiscal year ended April 29, 2000 an increase of 6.9% from $122.3 million for the fiscal year ended April 24, 1999 (net of promotional allowances of $5.7 million and $23.0 million, respectively). This increase in domestic company-owned classroom meeting fee revenues was the result of a 22% increase in member attendance, partially offset by lower average meeting fee revenue per attendee as a result of the rollout of the Liberty/Loyalty pricing strategy. Foreign company-owned classroom meeting fee revenues were $152.7 million for the fiscal year ended April 29, 2000, an increase of 6.1% from $143.9 million for the fiscal year ended April 24, 1999 (net of promotional allowances of $17.4 million and $17.2 million, respectively). This increase in foreign company-owned classroom meeting fee revenues was the result of a 6.1% increase in international attendance in the UK, Continental Europe, and Australia.

      Domestic franchise revenues were $21.3 million for the fiscal year ended April 29, 2000, an increase of 11.5% from $19.1 million for the fiscal year ended April 24, 1999. This increase in domestic franchise revenues was primarily the result of an increase in member attendance, due to improved training and support and increased marketing effectiveness. Foreign franchise revenues were $4.5 million for the fiscal year ended April 29, 2000, an increase of 9.8% from $4.1 million for the fiscal year ended April 24, 1999. This increase was primarily the result of a strong performance in Canada and Ireland.

      Product revenues were $84.2 million for the fiscal year ended April 29, 2000, an increase of 47.0% from $57.3 million for the fiscal year ended April 24, 1999. This increase in product revenues was primarily the result of increased member attendance and the Company's strategy to focus sales efforts on core classroom products, including its newly introduced nutrition bars.

      Royalties from licensing, publications and other were $4.3 million (excluding $1.8 million from discontinued food royalties) for the fiscal year ended April 29, 2000, an increase of 10.3% from $3.9 million (excluding $8.7 million from non-recurring revenue from the Warnaco licensing agreement and $5.3 million from discontinued food royalties) for the fiscal year ended April 24, 1999.

      Cost of revenues was $201.4 million for the fiscal year ended April 29, 2000, an increase of 12.6% from $178.9 million for the fiscal year ended April 24, 1999. This increase was primarily the result of an increased number of meetings to accommodate attendance growth and growing product sales. Gross profit margin was 49.4% for fiscal year ended April 29, 2000 (excluding $1.8 million from discontinued food royalties) compared to 49.0% for the fiscal year ended April 24, 1999 (excluding $8.7 million from non-recurring revenue from the Warnaco licensing agreement and $5.3 million from discontinued food royalties).

      Marketing expenses were $51.5 million for the fiscal year ended April 29, 2000, a decrease of 2.6% from $52.9 million for the fiscal year ended April 24, 1999 (net of promotional allowances of $23.0 million and $40.2 million, respectively). The Company's marketing program remains unchanged. The decrease of $1.4 million is related to amounts expended under Heinz's marketing programs in fiscal year ended 1999 and the discontinuation of food royalty related marketing rebate expenses.

      Selling, general and administrative expenses were $50.7 million for the fiscal year ended April 29, 2000, an increase of 3.7% from $48.9 million for the fiscal year ended April 24, 1999. As a percentage of net revenues, (excluding $1.8 million from discontinued food royalties in fiscal year ended April 29, 2000 and excluding $8.7 million from non-recurring revenue from the Warnaco licensing agreement and $5.3 million from discontinued food royalties in fiscal year ended April 24, 1999), these costs were 12.7% for the fiscal year ended April 29, 2000 compared to 13.9% for fiscal year ended April 24, 1999. This percentage decrease was due to the continued benefit of the Company's restructuring and reorganization program.

      As a result of the above, operating income was $94.2 million (excluding a one-time charge of $8.3 million of transaction costs and $1.8 million in revenue from discontinued food royalties) for the year ended April 29, 2000, an increase of 34.8% from operating income of $69.9 million (excluding $8.7 million of non-recurring revenue from the Warnaco licensing agreement and $5.3 million from discontinued food royalties) for the fiscal year ended April 24, 1999.

COMPARISON OF FISCAL YEAR ENDED APRIL 24, 1999 TO FISCAL YEAR ENDED APRIL 25, 1998.

      Net revenues were $364.6 million for the fiscal year ended April 24, 1999, an increase of $67.4 million or 22.7%, from $297.5 million for the fiscal year ended April 25, 1998 (net of promotional allowances of $40.2 million and $37.1 million, respectively). Of the $67.4 million increase, $28.5 million was attributable to domestic company-owned classrooms, $14.8 million to foreign company-owned classrooms, $5.3 million to franchise commissions, $9.8 million to products sales and $9.0 million to royalties from licensing publications, and other. The increase in royalties was due to the recognition, in fiscal year ended April 24, 1999, of the present value of the guaranteed future payments from the Warnaco licensing agreement. Adjusting for the Warnaco licensing agreement of $8.7 million, net revenues were $355.9 million for the fiscal year ended April 24, 1999, an increase of $58.7 million, or 19.8%, from $297.2 million for the fiscal year ended April 25, 1998.

      Domestic company-owned classroom meeting fee revenues were $122.3 million for the fiscal year ended April 24, 1999, an increase of 30.4% from $93.8 million for the fiscal year ended April 25, 1998 (net of promotional allowances of $23.0 million and $19.5 million, respectively). This increase in domestic company-owned classroom meeting fee revenues was the result of a 29% increase in member attendance. The Company believes the increase in member attendance was due to the continued improvement in member satisfaction which resulted from the full year impact of 1-2-3 Success and the elimination of its prepackaged meals program. Foreign company-owned classroom meeting fee revenues were $143.8 million for the fiscal year ended April 24, 1999, an increase of 11.5% from $129.0 million for the fiscal year ended April 25, 1998 (net of promotional allowances of $17.2 million and $17.6 million, respectively). This increase in foreign company-owned classroom meeting fee revenues was the result of a 6% increase in international attendance in the UK, continental Europe and Australia.

      Domestic franchise revenues were $19.1 million for the fiscal year ended April 24, 1999, an increase of 32.9% from $14.4 million for the fiscal year ended April 25, 1998. This increase in domestic franchise revenues was primarily the result of an increase in member attendance, which was due to the full year impact of 1-2-3 Success, improved training and support and increase marketing effectiveness. Foreign franchise revenues were $4.1 million for the fiscal year ended April 24, 1999, an increase of 15.3% from $3.5 million for the fiscal year ended April 25, 1998. This increase was primarily the result of a strong performance in Canada and Ireland.

      Product revenues were $57.3 million for the fiscal year ended April 24, 1999, an increase of 20.6% from $47.5 million for the fiscal year ended April 25, 1998. This increase in product revenues was primarily the result of increased member attendance. In addition, the elimination of approximately two-thirds of items in NACO allowed the Company to focus its sales efforts on its core products.

      Royalties from licensing, publications and other were $9.3 million (excluding $8.7 million of non-recurring revenue from the Warnaco licensing agreement) for the fiscal year ended April 24, 1999, an increase of 3.3% from $9.0 million for the fiscal year ended April 25, 1998.

      Cost of revenues was $178.9 million for the fiscal year ended April 24, 1999, an increase of 11.8% from $160.0 million for the fiscal year ended April 25, 1998. This increase was attributable to the increased levels of attendance. Gross profit margin (net of promotional allowances of $40.2 million and $37.1 million, respectively), however, increased from 46.2% for the fiscal year ended April 25, 1998 to 49.7% (excluding $8.7 million of non-recurring revenue from the Warnaco licensing agreement) for the fiscal year ended April 24, 1999. This increase in gross margin was due to various factors, including an increase in attendance per meeting, an increase in the ratio of third-party locations to total locations, and a change in product mix with a focus on higher margin core products.

      Marketing expenses were $52.9 million for the fiscal year ended April 24, 1999, an increase of 7.5% from $49.2 million for the fiscal year ended April 25, 1998 (net of promotional allowances of $40.2 million and $37.1 million, respectively). This increase in marketing expenses was the result of an increase in advertising .

      Selling, general and administrative expenses were $48.9 million for the fiscal year ended April 24, 1999, an increase of 10.9% from $44.1 million for the fiscal year ended April 25, 1998. As a percentage of total revenues, (excluding $8.7 million of non-recurring revenue from the Warnaco licensing agreement), these costs decreased from 14.8% for fiscal year ended April 25, 1998 to 13.7% for fiscal year ended April 24, 1999. This percentage decrease was due to the continued benefit of the Company's restructuring and reorganization program, which allowed the Company to eliminate certain costs that were not directly associated with its core business, classroom operations and related products.

      As a result of the above, operating income was $75.2 million (excluding $8.7 million of non-recurring revenue from the Warnaco licensing agreement) for the fiscal year ended April 24, 1999, an increase of 70.9% from operating income of $43.9 million for the fiscal year ended April 25, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      During fiscal year ended April 29, 2000, the primary source of funds to meet working capital needs was cash from operations. Cash and cash equivalents increased $24.5 million during the fiscal year ended April 29, 2000. Cash flows provided by operating and financing activities of $49.9 million and $8.1 million, respectively, were in excess of cash flows used in investing activities of $19.6 million. Cash flows used for investing activities were principally related to acquisitions of minority interest.

     The total cash required to effect the Transaction was $496.0 million. The Company funded the Transaction and related costs from available cash, the proceeds of the Senior Subordinated Notes of $255.0 million and $237.0 million in borrowings under the credit facilities.

      Capital spending has averaged $2.6 million annually over the last three years and has consisted primarily of leasehold improvements for meeting locations and administrative offices, computer equipment for field staff and call centers and year 2000 upgrades.

      The Company is significantly leveraged. As of April 29, 2000, there was outstanding $474.6 million in aggregate indebtedness, with $30 million of additional borrowing capacity available under the revolving credit facility, and total stockholders' deficit of $234.1 million. As a result of the Transaction, the Company's liquidity requirements are significantly increased, primarily due to increased debt service obligations.

      The Company believes that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund its currently anticipated capital investment requirements, debt service requirements and working capital requirements. Any future acquisitions, joint ventures or other similar transaction will likely require additional capital and the Company cannot assure that any such capital will be available to it on acceptable terms, or at all.

      The Company's credit facilities provide senior secured financing of up to $267.0 million, consisting of the $75.0 million term loan A facility with a maturity of six years, the $75.0 million term loan B facility with a maturity of seven years, the $87.0 million transferable loan certificate facility with a maturity of seven years and a $30.0 million revolving credit facility. The Company drew the full amount of the term loan A facility, the term loan B facility and the transferable loan certificate facility upon closing of the Transaction. The revolving credit facility commitment will terminate six years from the date of the closing of the credit facilities.

      The term loan A facility, the term loan B facility, the transferable loan certificate facility and the revolving credit facility will initially bear interest, subject to performance based stepdowns applicable to the term loan A facility and the revolving credit facility, at a rate equal to (a) in the case of the term loan A facility and the revolving credit facility, LIBOR plus 3.25% or, at the Company's option, the alternate base rate (as defined in the credit facilities) plus 2.25%; or (b) in the case of the term loan B facility and the transferable loan certificate facility, LIBOR plus 4.00% or, at the Company's option, the alternate base rate plus 3.00%.

      In addition to paying interest on outstanding principal under the credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unused commitments at a rate equal to 0.50% per year.

      The term loan A facility, the term loan B facility and the transferable loan certificate facility will amortize each year in equal quarterly amounts in the following approximate aggregate principals amounts for each year set forth below:


                                             Term            Term
                                            Loan A          Loan B             TLC
            Year                            Facility        Facility         Facility
            ----                           -----------      ----------      -----------
                                                          (in millions)
            1........................        $   3.13     $       0.19      $      0.22
            2........................           12.50             0.75             0.87
            3........................           12.50             0.75             0.87
            4........................           12.50             0.75             0.87
            5........................           12.50             0.75             0.87
            6........................           14.06             0.75             0.87
            7........................            7.81            35.72            41.43
            8........................                            35.34            41.00
                                           -----------      ----------      -----------
            Total                            $   75.0      $      75.0       $     87.0
                                           ===========      ==========      ===========


      Amounts outstanding under the revolving credit facility are due and payable in full at maturity, six years from the date of the closing of the credit facilities.

      The credit facilities contain a number of covenants that, among other things, restrict the Company's ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, make certain restricted payments and dividends, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, make capital expenditures, enter into sale and leaseback transactions, or engage in certain transactions with affiliates and otherwise restrict the Company's corporate activities. In addition, under the credit facilities, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios. The credit facilities also contain certain customary events of default.

      The notes will mature in 2009. The Company's obligations under the notes are subordinate and junior in right of payment to all of its existing and future senior indebtedness, including all indebtedness under the credit facilities. The indentures restrict, among other things, its ability to incur additional indebtedness, issue shares of disqualified stock and preferred stock, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, and impose certain restrictions on the ability of its subsidiaries to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets.

      In addition, the Company has 1.0 million shares of Series A Preferred Stock issued and outstanding. Holders of Series A Preferred Stock are entitled to receive dividends at an annual rate of 6% payable annually in arrears.

      The Company's ability to fund its capital investment requirements, interest, principal and dividend payment obligations and working capital requirements and to comply with all of the financial covenants under its debt agreements depends on the Company's future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

OTHER MATTERS

      See discussion of recently issued accounting pronouncements included in
Note 2 to the "Consolidated Financial Statements."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to foreign currency fluctuations and interest rate changes. Its exposure to market risk for changes in interest rates relates to the fair value of long-term fixed rate debt and interest expense of variable rate debt. The Company has historically managed interest rates through the use of, and its long-term debt is currently composed of, a combination of fixed and variable rate borrowings. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.

      Based on the overall interest rate exposure on the Company's fixed rate borrowings at April 29, 2000 a 10% change in market interest rates would have less than a 5% impact on the fair value of the Company's long-term debt.

      Other than intercompany transactions between its domestic and foreign entities and the portion of the notes which are denominated in euro dollars, the Company generally does not have significant transactions that are denominated in a currency other than the functional currency applicable to each entity.

      Fluctuations in currency exchange rates may also impact its stockholders' equity. The assets and liabilities of its non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the year. The resulting translation adjustments are recorded in stockholders' equity as accumulated other comprehensive income/loss. In addition, fluctuations in the value of the euro will cause the U.S. dollar translated amounts to change in comparison to prior periods and may impact interest expense. Furthermore, the Company will revalue the outstanding euro notes at the end of each period, and the resulting change in value will be reflected in the income statement of the corresponding period.

      Each of its subsidiaries derives revenues and incurs expenses primarily within a single country, and consequently, does not generally incur currency risks in connection with the conduct of normal business operations.

      The Company uses foreign currency forward contracts to more properly align the underlying sources of cash flow with debt servicing requirements. At April 29, 2000, the

Company had long-term foreign currency forward contracts receivable with notional amounts of USD 44.0 million and EUR 52.0 million offset by foreign currency forward contracts payable with notional amounts of GBP 59.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      This information is incorporated by reference to the "Consolidated Financial Statements and Notes" on pages F-1 through F-35, together with the report thereon of Pricewaterhouse-Coopers LLP on page F-34.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

      The following table sets forth certain information concerning each of the Company's executive officers. All officers serve at the pleasure of the Board of Directors.

Name                    Age         Position
----                    ---         --------
Linda Huett.............55          President and Director

Thomas Kiritsis.........55          Vice President and Chief Financial Officer

Robert W. Hollweg.......57          Vice President, General Counsel and Secretary

Clive Brothers..........46          Vice President, Continental Europe

John Dennis.............43          General Manager, United Kingdom

Robert Mallow...........42          Vice President, NACO Operations

Scott Penn..............28          Vice President, Australasia

Raymond Debbane.........45          Chairman of the Board

Jonas M. Fajgenbaum.....27          Director

Kent Q. Kreh............64          Director

Sacha Lainovic..........44          Director

Richard Penn............54          Director

Christopher J. Sobecki..42          Director

      Linda Huett. Ms. Huett is the President and a Director of the Company. Ms. Huett joined the Company in 1984 as a classroom leader. Ms. Huett was promoted to U.K. Training Manager in 1986. In 1990, Ms. Huett was appointed Director of the United Kingdom operation and in 1993 was appointed Vice President of Weight Watchers U.K. Ms. Huett graduated from Gustavas Adolphus College and received her Masters in Theater from Yale University.

      Thomas Kiritsis. Mr. Kiritsis is Vice President and Chief Financial Officer. Mr. Kiritsis joined the Company in May 2000. From June 1994 to April 2000, he was Senior Vice President of Finance of Olsten Corporation. Mr. Kiritsis received a B.B.A. in Accounting from Hofstra University and is a Certified Public Accountant.

      Robert W. Hollweg. Mr. Hollweg is Vice President, General Counsel and Secretary. He joined the Company in 1969 as an Assistant Counsel in the Law Department. He transferred to the Heinz Law Department subsequent to the acquisition of the Company by Heinz in 1978 and served there in various capacities. He rejoined the Company after its acquisition by Artal in September 1999. Mr. Hollweg graduated from Fordham University and received his Juris Doctor degree from Fordham University School of Law. He is a member of the American and New York State Bar Associations and a former President of the International Trademark Association.

      Clive Brothers. Mr. Brothers is Vice President Continental Europe. Mr. Brothers was appointed to this position in 1993. Mr. Brothers joined the Company in 1985 as Marketing Manager, U.K. In 1990, Mr. Brothers was appointed General Manager, France. Mr. Brothers received a B.A. from Leeds Polytechnic in England and a Diploma in Marketing from the Chartered Institute of Marketing.

      John Dennis. Mr. Dennis is General Manger, Weight Watchers (U.K.) Limited. Mr. Dennis was appointed to this position in 1999. He joined Weight Watchers (U.K.) Limited in 1992 as Head of Finance, having previously worked for Nabisco Brands Ltd. and Grand Metropolitan Foods Ltd. Mr. Dennis qualified as a member of the Chartered Institute of Management Accountants in 1984.

      Robert Mallow. Mr. Mallow is Vice President, NACO Operations. He joined Weight Watchers International, Inc. in 1983 as Northeastern Regional Manager, Franchise Department. In January 1986 Mr. Mallow was promoted to National Franchise Manager, Weight Watchers International Inc. In April 1987, he became Vice President, General Manager Business Operations, Weight Watchers of Syracuse, Inc. In November 1991, Mr. Mallow was promoted to Regional Field Director, Weight Watchers North America, Inc. In September 1996, Mr. Mallow was appointed to his present position. Mr. Mallow received a B.A. in Economics from the State University of New York at Cortland and an M.B.A. from the State University of New York at Binghamton.

      Scott Penn. Mr. Penn is Vice President, Australasia operations. Mr. Penn joined the Company in 1994 as a Marketing Services Manager in Australia. In 1996, Mr. Penn was promoted in Australia to Group Marketing Manager and in 1997 he was promoted to General Manager-Marketing & Finance. In 1999, Mr. Penn was promoted to his present position.

      Raymond Debbane. Mr. Debbane became Chairman of the Board upon completion of the Transaction. Mr. Debbane is a co-founder and President of Invus. Prior to forming Invus in 1985, Mr. Debbane was a manger and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American University of Beirut. Mr. Debbane is director of Artal Group S.A., Ceres, Inc., Financial Technologies International Inc., Nellson Neutraceuticals, Inc. and the Advisory Board of Oxford BioScience Partners and also served as a director of Keebler Foods Company from 1996 to 1999.

      Jonas M. Fajgenbaum. Mr. Fajgenbaum became a Director upon completion of the Transaction. Mr. Fajgenbaum is a director at Invus. He joined the firm in 1996. Prior to joining Invus, Mr. Fajgenbaum was a consultant for McKinsey & Company in New York from 1994 to 1996. He graduated with a B.S. from the Wharton School of Business and a B.A. in Economics from the University of Pennsylvania in 1994.

      Kent Q. Kreh. Mr. Kreh, a Director since 1997, served as President and Chief Executive Officer of Weight Watchers International, Inc. from 1997 to 1999. He joined Weight Watchers in 1972 as Marketing Director and was named Executive Vice President and Publisher of Weight Watchers publications in 1983. Prior to joining the Company, he was employed by General Mills, Bristol Myers and Ford Motor Company. Mr. Kreh received his B.A. from the University of Missouri, Columbia. Mr. Kreh is a board member of the Public Health Research Institute, New York City, the American Obesity Association, Washington D.C. and the American Heart Association, New York City.

      Sacha Lainovic. Mr. Lainovic became a Director upon completion of the Transaction. Mr. Lainovic is a co-founder and Executive Vice President of Invus. Prior to forming Invus in 1985, Mr. Lainovic was a manager and consultant for the Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School for Business and an M.S. in engineering from Insa de Lyon in Lyon, France. Mr. Lainovic is a director of Financial Technologies International Inc., Nellson Nutraceuticals, Inc., and Delta Radio, and also served as a director of Keebler Foods Company from 1996 to 1999.

      Richard Penn. Mr. Penn became a Director upon completion of the Transaction. From 1984 to 1999, Mr. Penn was Managing Director of Weight Watchers Australia. Mr. Penn began his career with McCann Erickson in advertising and joined the Coca-Cola Company (Australia) in 1968. Mr. Penn served as the first President of the International Weight Watchers franchise Association from 1993 to 1995. Richard Penn is the father of Scott Penn.

      Christopher J. Sobecki. Mr. Sobecki became a Director upon completion of the Transaction. Mr. Sobecki, a Managing Director of Invus, joined the firm in 1989. He received an M.B.A. from Harvard Business School. He also hold a B.S. in Industrial Engineering from Purdue University. Mr. Sobecki is a director of Nellson Neutraceuticals, inc. Financial Technologies International Inc. and iLife, Inc. He also served as director of Keebler Foods Company from 1996 to 1998.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION PROGRAMS

      The Board of Directors oversees the Compensation Programs of the Company, with particular attention to the compensation of the Company's Chief Executive Officer and the other Executive Officers. It is the responsibility of the Board of Directors to review, recommend and approve changes to the Company's compensation policies and benefits programs, to administer the Company's stock plans, including approving stock option grants to executive officers and certain other stock option grants, and to otherwise ensure that the Company's compensation philosophy is consistent with the Company's best interests and is properly implemented.

      The compensation philosophy of the Company is to (i) provide a competitive total compensation package that enables the Company to attract and retain key executive and employee talent needed to accomplish the Company's goals and (ii) directly link compensation to improvements in Company financial and operational performance.

      Total compensation is comprised of base salary, both cash and noncash incentive compensation and is based on the Company's financial performance and other factors and is delivered through a combination of cash and equity-based awards. This approach results in overall compensation levels which follow the financial performance of the Company.

      The Board of Directors reviews each senior executive officer's base salary annually. In determining appropriate base salary levels, consideration is given to the officer's impact level, scope of responsibility, prior experience, past accomplishments, and data on prevailing compensation levels in relevant executive labor markets.

      The Board of Directors believes that granting stock options on an ongoing basis provides officers with a strong economic interest in maximizing shareholder returns over the longer term. The Company believes that the practice of granting stock options is critical to retaining and recruiting the key talent necessary at all employee levels to ensure the Company's continued success.

      The Board of Directors will continue to monitor the Company's compensation program in order to maintain the proper balance between cash compensation and equity-based incentives and may consider further revisions in the future, although it is expected that equity-based compensation will remain one of the principal components of compensation.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended April 29, 2000 and April 24, 1999, the compensation paid to the Company's President and to each of the next four most highly compensated executive officers whose total annual salary and bonus was in excess of $100,000.

                                                                         LONG-TERM
                                                                       COMPENSATION
                                                                      --------------
                                                                         AWARD(1)
                                                     ANNUAL           --------------
                                                  COMPENSATION          SECURITIES
                                               ------------------       UNDERLYING         ALL OTHER
                                                 SALARY    BONUS         OPTIONS          COMPENSATION
     NAME AND PRINCIPAL POSITION         YEAR     ($)       ($)        (NO. AWARDED)         ($)(2)
----------------------------------------------  --------  -------   ------------------    -------------
LINDA HUETT
President
Officer..............................    2000   183,750     215,159          71,385         288,905
                                         1999   138,574     219,435          40,000            -

CLIVE BROTHERS
Vice President
Continental Europe...................    2000   143,423     158,597          71,385          12,908
                                         1999   138,574     219,435          40,000            -

ROBERT MALLOW
Vice President
Weight Watchers North America            2000   162,839      79,244          71,385          10,005
                                         1999   124,380     213,547          35,000          27,218

JOHN DENNIS
General Manager
United Kingdom                           2000   108,702     112,338          17,846           9,710
                                         1999    89,667      48,871             500           7,998

STEPHANIE KONECOFF
Vice President
Franchise Business Relations....         2000   126,792      65,828          71,385          10,021
                                         1999   121,266     165,830          11,000          10,000

KENT KREH(3)
President And Chief Executive
Officer..............................    2000   118,385          -               -              -
                                         1999   231,048     651,511          90,000         140,552

-------------------------------------------------
         (1) Awards of stock were made to the named executives. Prior to 9/29/99, options were granted to the named executives under the H.J. Heinz, 1996 Stock Option Plan. Subsequent to 9/29/99, options were granted to named executives under the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries and Weight Watchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries.

         (2) Includes amounts contributed under the Weight Watchers 401(k) Savings Plan and the Weight Watchers Non-Qualified Executive Profit Sharing Plan of $5,661 for Ms. Huett, $10,005 for Mr. Mallow, and $10,021 for Ms. Konecoff. Includes contributions to the UK Pension Plan of $283,244 for Ms. Huett and $12,908 for Mr. Brothers.

         (3) Mr. Kreh resigned his position from Weight Watchers International as of 9/29/99.

      In December 1999 the Board of Directors adopted the "1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries", pursuant to which selected employees were afforded the opportunity to purchase shares of the Company's common stock and/or were granted options to purchase shares of the Company's common stock. The number of shares available for grant under this plan is 1,200,000 shares of authorized common stock of the Company. The following table sets forth certain information regarding options granted during fiscal year ended April 29, 2000, to the named executive officers under the Weight Watchers International, Inc. and Subsidiaries Option Plan.



                             Weight Watchers International, Inc. and Subsidiaries Option Grants
                             for the fiscal year ended April 29, 2000
                                                               Individual Grants
                             ------------------------------------------------------------------------------------------
                             Number of           Percent of Total
                              Securities              Options
                             Underlying             Granted to             Exercise or                    Grant Date
                               Options             Employees in            Base Price     Expiration        Present
          Name               Granted (1)          Fiscal Year (2)          ($/Share)         Date         Value ($)(3)
-----------------------      --------------     ------------------        -----------      ---------     --------------
Linda Huett.............             60,000            5.72%              $    10.00       12/17/09           291,600

Clive Brothers..........             60,000            5.72%              $    10.00       12/17/09           291,600

Robert Mallow...........             60,000            5.72%              $    10.00       12/17/09           291,600

John Dennis.............             15,000            1.43%              $    10.00       12/17/09            72,900

Stephanie Konecoff......             60,000            5.72%              $    10.00       12/17/09           291,600
-----------------------

(1) Options were granted on December 17, 1999 pursuant to the terms of the option plan. No options under the plan were exercised during fiscal year ended April 29, 2000. Options are exercisable based on vesting provisions outlined in the agreement.

(2) Percentage of total options granted are based on total grants made to all employees during fiscal year ended April 29, 2000.

(3) The estimated grant date's present value is determined using the Black-Scholes model. The adjustments and assumptions incorporated in the Black-Scholes model in estimating the value of the grants include the following: (a) exercise price of options equals the fair market value of the underlying stock on the date of grant; (b) option term 10 years; (c) dividend yield and volatility of 0%; and (d) a risk free interest rate ranging from 6.49% to 6.65%. The ultimate value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's common stock over the exercise price on the date the option is granted.

      In April 2000 of Weight Watchers International, Inc. and subsidiaries, the Board of Directors adopted the "WeightWatchers.com Stock Incentive Plan", pursuant to which selected employees were granted options to purchase shares of common stock of WeightWatchers.com, Inc. that are owned by the Company. The number of shares available for grant under this Plan is 400,000 shares of authorized common stock of WeightWatchers.com, Inc. The following table sets forth certain information regarding options granted during fiscal year ended April 29, 2000, to the named executive officers under the WeightWatchers.com Option Plan.


                             Weight Watchers.com Option Grants for the fiscal year ended April 29, 2000

                                                               Individual Grants
                             ------------------------------------------------------------------------------------------
                             Number of           Percent of Total
                              Securities             Options
                             Underlying             Granted to             Exercise or                    Grant Date
                               Options             Employees in            Base Price     Expiration       Present
          Name               Granted (1)          Fiscal Year (2)          ($/Share)         Date        Value ($)(3)
-----------------------      --------------     ------------------        -----------      ---------     --------------
Linda Huett.............             11,385            7.73%                    .01         4/28/10              1,822

Clive Brothers..........             11,385            7.73%                    .01         4/28/10              1,822

Robert Mallow...........             11,385            7.73%                    .01         4/28/10              1,822

John Dennis.............              2,846            1.93%                    .01         4/28/10                455

Stephanie Konecoff......             11,385            7.73%                    .01         4/28/10              1,822
-----------------------

(1) Options were granted on April 28, 2000 pursuant to the terms of the option plan. Options are exercisable based on vesting provisions outlined in the agreement.

(2) Percentage of total options granted are based on total grants made to Weight Watchers employees during fiscal year ended April 29, 2000.

(3) The estimated grant date's present value is determined using the Black-Scholes model. The adjustments and assumptions incorporated in the Black-Scholes model in estimating the value of the grants include the following: (a) price paid per share of $.01; (b) option term 10 years;
    (c) dividend yield and volatility of 0%; and (d) a risk free interest rate of 6.5%. The ultimate value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's common stock over the exercise price on the date the option is granted.

Certain qualifying employees of the Company were granted options to purchase common stock under the H.J. Heinz Stock Option Plan. Options under the plan have been granted at not less than market prices on the date of grants. The following table sets forth certain information regarding Heinz options granted during fiscal year ended April 24, 1999, to the named executive officers:


                           H.J. Heinz Option Grants for the Fiscal Year ended April 24, 1999

                                                                        Individual Grants
                           ------------------------------------------------------------------------------------------------------
                                                       Percent of Total
                           Number of Securities       Options Granted to          Exercise or                       Grant Date
                            Underlying Options       Employees in Fiscal           Base Price      Expiration      Present Value
        Name                    Granted                   Year (3)                 ($/Share)         Date             ($)(4)
----------------------     --------------------    ----------------------      ---------------    -------------   ---------------
Kent Q. Kreh..........                 40,000(1)           0.45%                        54.625          6/9/08           467,200
                                       50,000(2)           0.56%                       49.6875         4/20/09           634,000
Linda Huett...........                 15,000(1)           0.17%                        54.625          6/9/08           175,200
                                       25,000(2)           0.28%                       49.6875         4/20/09           317,000
Clive Brothers........                 15,000(1)           0.17%                        54.625          6/9/08           175,200
                                       25,000(2)           0.28%                       49.6875         4/20/09           317,000
Robert Mallow.........                 10,000(1)           0.11%                        54.625          6/9/08           116,800
                                       25,000(2)           0.28%                       49.6875         4/20/09           317,000
John Dennis...........                      -(1)              -                              -               -                 -
                                          500(2)           0.00%                       49.6875         4/20/09             6,340
Stephanie Konecoff....                  4,000(1)           0.04%                        54.625          6/9/08            46,720
                                        7,000(2)           0.08%                       49.6875         4/20/09            88,760
----------------------



(1) Options were granted on June 10, 1998 pursuant to the terms of Heinz's 1996 Stock Option Plan. The fair value of the stock was $54.625 on the date of grant. Options to purchase 40% of the shares granted vested on June 10, 1999 and the remaining options became exercisable upon closing of the Transaction.

(2) Options were granted on April 21, 1999 pursuant to the terms of Heinz's 1996 Stock Option Plan and these options vested upon closing of the Transaction.

(3) Percentages of total options granted are based on total grants made to all Heinz employees.

(4) The estimated grant date's present value is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the option grants referred to in Note (1) include the following: (a) exercise price of the options equal to the fair market value of the underlying stock on the date of grant; (b) option term of 10 years; (c) dividend yield of 2.15%; (d) a risk-free interest rate of 5.8%; and (e) volatility of 22.8%. The material assumptions and adjustments with respect to the options grants referred to in Note (2) include the following: (a) exercise price of the options equal to the fair market value of the underlying stock on the date of grant; (b) option term of 10 years; (c) dividend yield of 2.6%; (d) a risk-free interest rate of 5.18%; and (e) volatility of 27.1%. The ultimate values of the options will depend on the future market price of Heinz's stock, which cannot be forecast. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of Heinz's common stock over the exercise price on the date the option is exercised.

DIRECTOR COMPENSATION

   Kent Q. Kreh receives $25,000 per year for his services as director and Richard Penn receives $50,000 for his services. Other directors do not receive compensation, except in their capacity as officers or employees.

EMPLOYMENT AGREEMENTS AND SEVERANCE POLICIES

   As of August 30, 1996, the Company entered into an employment agreement with Robert Mallow, Vice President of NACO Operations. Mr. Mallow's employment agreement provides for a base salary, subject to increases, and for participation in an annual incentive bonus scheme. Under the letter agreement, in the event of a termination of Mr. Mallow's employment by the Company for just cause (which term is not defined in the agreement), Mr. Mallow is eligible for salary continuation for a period of one year from the date of termination.

   The Company is in the process of establishing a severance policy to cover all full-time salaried employees. It is intended that the severance policy will provide continuation of base salary for employees for some period of time after an individual's employment is terminated under specified circumstances. The Company is still in the process of establishing the guidelines for this policy.

EXECUTIVE SAVINGS AND PROFIT SHARING PLAN

      The Company sponsors the Weight Watchers Savings Plan for salaried and eligible hourly employees, a defined contribution plan which provides for employer matching contributions up to 100% of the first 3% of an employee's eligible compensation. The Savings Plan also permits employees to contribute between 1% and 13% of eligible compensation on a pre-tax basis.

      The Company has established the Weight Watchers Executive Profit Sharing Plan, which provides a nonqualified profit sharing plan for key management personnel who are not eligible to participate in the Weight Watchers Profit Sharing Plan. This nonqualified profit sharing plan has similar features as the Weight Watchers Profit Sharing Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock by (1) all persons known by the Company to own beneficially more than 5% of the Company's common stock, (2) each director who is a stockholder, (3) the President and each of the named executive officers and (4) all directors and executive officers as a group.

                                                     SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                 OWNED            PERCENT OF CLASS
------------------------------------                 -----            ----------------
Artal Luxembourg S.A. (1)......................    21,083,200             88.6%
  105 Grand-Rue
  Luxembourg City, Luxembourg L-1661
H.J. Heinz Company.............................    1,428,000              6.0%
  600 Grant Street
  Pittsburgh, Pennsylvania 15219
Linda Huett (3)(4).............................      20,000               *
Clive Brothers (3).............................      20,000               *

John Dennis (3) ..................................        5,000             *
Robert Mallow (3) ................................       20,000             *
Stephanie Konecoff (3) ...........................       20,000             *
Richard Penn (4) .................................      250,000           1.1%
All directors and executive officers as a group ..      370,000           1.6%

(1) The parent entity of Artal Luxembourg S.A. is Artal Group S.A. ("Artal Group"). The address of Artal Group is the same as the address of Artal Luxembourg.

(2) The Company's directors and officers may be contacted c/o Weight Watchers International, Inc., 175 Crossways Park West, Woodbury, New York, 11797.

(3)  Executive Officer

(4)  Director

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The summaries of the agreements described below are not complete. You should read the agreements in their entirety, copies of which are available upon request from the Company.

     STOCKHOLDERS' AGREEMENT

          Simultaneously with the closing of the Transaction, the Company entered into a stockholders' agreement with Artal and Heinz governing the relationship between and among the Company and these holders of its common stock. Subsequent transferees of Artal and Heinz must, subject to certain limited exceptions, agree to be bound by the terms and provisions of the agreement.

          The stockholders' agreement imposes on Heinz certain restrictions on the transfer of the Company's common stock until the earlier to occur of
     (1) the fifth anniversary of the Transaction and (2) its initial public offering of common stock under the Securities Act, subject to certain exceptions. Heinz will have the right to participate pro rata in certain transfers of the Company's common stock by Artal, and Artal will have the right to force Heinz to participate on a pro rata basis on certain transfers of the Company's common stock by Artal.

     REGISTRATION RIGHTS AGREEMENT

          Simultaneously with the closing of the Transaction, the Company entered into a registration rights agreement with Artal and Heinz. The registration rights agreement grants Artal certain demand rights and grants Artal and Heinz certain incidental registration rights to register their shares of the Company's common stock for public sale under the Securities Act.

     PREFERRED STOCKHOLDERS' AGREEMENT

          Simultaneously with the closing of the Transaction, the Company entered into a preferred stockholders' agreement with Heinz governing the relationship between and among the Company and the holders of its Series A Preferred Stock. Subsequent transferees of Heinz, subject to certain limited exceptions, must agree to be bound by the terms and provisions of this agreement.

          The preferred stockholders' agreement imposes on Heinz certain restrictions on transfer of the Company's Series A Preferred Stock until the second anniversary of the Transaction. In addition, at any time after the second anniversary but prior to the fifth anniversary of the Transaction, the Company, Artal and the Company's respective designees will have a right of first refusal with respect to transfers of the Company's preferred stock by Heinz.

     LIMITED LIABILITY COMPANY AGREEMENT

          Simultaneously with the closing of the Transaction, the Company contributed $2,500 in exchange for a 50% membership interest in WW Foods, LLC (the "LLC"), a Delaware limited liability company. Heinz owns the remaining 50% interest. The purpose of the LLC is to own, maintain and preserve certain food and beverage trademarks to be contributed to the LLC by Heinz. The LLC serves as the vehicle for licensing certain rights in those food and beverage trademarks to the Company and to Heinz, and for the licensing of program information by the Company to Heinz.

     LICENSING AGREEMENTS

          The licensing agreements govern the ownership and rights to use Weight Watchers and other trademarks, service marks and related rights among the Company, Heinz and the LLC. As described below, the licensing agreements and the recapitalization and stock purchase agreement address the parties' respective ownership and rights to use food and beverage trademarks, service marks, program standards, program information, program information trademarks and third party licenses. Heinz is also a party to the operating agreement, which will help preserve and enhance these trademarks, service marks and related rights and will facilitate their orderly use by each party.

          Food and Beverage Trademarks

          Under the licensing agreements and recapitalization and stock purchase agreement, the Company distributed to Heinz and Heinz contributed to the LLC all Weight Watchers trademarks and certain other trademarks the Company owned relating to food and beverage products ("Food & Beverage Trademarks"), except for certain trademarks previously used by Heinz in connection with the Food & Beverage Trademarks that do not include the Weight Watchers name (including, for example, Smart Ones), which the Company distributed to Heinz and Heinz retained (the "Heinz Retained Trademarks"). At the closing of the Transaction, the LLC granted an exclusive, worldwide, royalty-free license to use the Food & Beverage Trademarks (1) to Heinz, for worldwide use on food products in certain defined product categories (including frozen dinners, frozen breakfasts, frozen desserts (excluding ice cream), frozen pizza and pizza snacks, frozen potatoes, frozen rice products, ketchup, tomato sauce, gravy, canned tuna or salmon products, soup, noodles (excluding pasta), and canned beans and pasta products), and for use only in Australia and New Zealand in certain additional food product categories (including mayonnaise, frozen vegetables, canned fruits and canned vegetables) (the "Heinz Licensed Products"); and (2) to us, for use on all other food and beverage products (the "Weight Watchers Licensed Products"). The Company may promote, endorse and sell both Heinz Licensed Products and Weight Watchers Licensed Products through its classroom business and related activities, subject to certain non-competition provisions with Heinz. Additionally, the Company may continue to sell any food and beverage product (or comparable product) sold by it in a particular country within the year preceding the closing of the Transaction, even if that product is a Heinz Licensed Product, but may do so only within that country and by using the same channels of distribution through which the product was sold during that one-year period.

          Certain Food & Beverage Trademarks and trademark applications were not distributed to Heinz for contribution to the LLC. These trademarks and trademark applications include (1) trademarks consisting of registrations in multiple trademark classes, where such classes include both food and beverage product classes and classes relating to other types of products or services ("Multi-Class Registrations"); (2) pending applications that could not be transferred until a registration is granted; (3) trademark registrations and applications in countries that do not recognize ownership of trademarks by an entity such as the LLC; (4) trademark registrations and applications in countries where the local law imposes restrictions or limitations on the ownership or registration of similar trademarks by unrelated parties; and

     (5) the Program Information Trademarks (as defined below). The Company retained legal ownership of the Food & Beverage Trademarks identified in clauses (1) through (4) above (the "Custodial Trademarks") which are held in custody for the benefit of the LLC.

          At the closing of the Transaction, the Company granted to Heinz an exclusive, worldwide, royalty-free license to use the Custodial Trademarks (or any portion covering food and beverage products) in connection with Heinz Licensed Products. The Company has undertaken to contribute any of the Custodial Trademarks (or any portion covering food and beverage products) to the LLC if the LLC determines that the transfer may be achieved under local law. If local law does not permit an existing Multi-Class Registration to be severed so as to reflect separate ownership of registrations in food and beverage product classes from registrations in classes covering other types of products or services, (1) the LLC will apply for new registrations to cover the food and beverage products, (2) the Company will cancel the portion of the Multi-Class Registration covering food and beverage products upon issuance of the new registrations and (3) the Company will retain ownership of all remaining portions of the Multi-Class Registration. Heinz will pay the Company an annual fee of $1.2 million for five years in exchange for the Company's serving as the custodian of the Custodial Trademarks.

          Other Marks

          The licensing agreements provide that the Company retain exclusive ownership of all service marks and trademarks other than food and beverage trademarks and, except for the rights granted to the LLC and to Heinz, the Company has the exclusive right to use all these marks for any purpose, including their use as trademarks for all products other than food and beverage products.

          Program Standards

          The licensing agreements and operating agreement provide that the Company has exclusive control of the dietary principles (the "Standards") to be followed in any eating or lifestyle regimen to facilitate weight loss or weight control employed by the classroom business (a "Program"), such as 1-2-3 SUCCESS. Except for certain limitations concerning products currently sold and extensions of existing product lines, Heinz will use the Food & Beverage Trademarks and Custodial Trademarks only on Heinz Licensed Products that have been specially formulated to be compatible with the then-current Program Standards. The Company will have exclusive responsibility for enforcing compliance with the Standards.

          Program Information and Program Information Trademarks

          The licensing agreements and the recapitalization and stock purchase agreement provide that the Company retain exclusive ownership of all Program Information, consisting of (1) all information and know-how relating to any Program, (2) all terminology and (3) all trademarks or service marks used to identify the programs or terminology ("Program Information Trademarks"). The Company granted an exclusive, worldwide, royalty-free license to the LLC (for sublicense to Heinz) to use the terminology and Program Information Trademarks on Heinz Licensed Products, and the Company provided the LLC (and through the LLC, Heinz) with access to and a right to use this information as may be reasonably necessary to develop, manufacture or market food and beverage products in accordance with the Standards. Heinz granted a worldwide, royalty-free license to the LLC to use certain improvements that Heinz may develop in the course of its use of Program Information, which the LLC sublicensed in turn to the Company.

          Third Party Licenses

          Under the licensing agreements the Company assigned to Heinz all licenses that the Company previously granted to third parties, and Heinz retained all existing sublicenses granted by it to third parties under a license previously granted to Heinz, that relate to the manufacture, distribution or sale of food and beverage products ("Third Party Licenses"). Heinz assumed the Company's obligations under the Third Party Licenses, and has the right to collect and keep all proceeds from the Third Party Licenses for a period of five years. Ownership of the Third Party Licenses, to the extent they pertain to Weight Watchers Licensed Products, will be transitioned to the Company over the five-year period. All proceeds from any Third Party License that cannot be transitioned to the Company by the end of that five-year period will thereafter be collected by Heinz and paid over to the Company. Any sublicense granted after the closing date of the Transaction by Heinz or the Company relating to use of the Food & Beverage Trademarks must conform to the terms of the licenses granted to each Heinz and the Company by the LLC.

MANAGEMENT AGREEMENT

    Simultaneously with the closing of the Transaction, the Company entered into a management agreement with The Invus Group, LTD, an independent investment arm of Artal, pursuant to which Invus renders to the Company management, consulting and certain other services in exchange for an annual fee equal to the greater of $1.0 million and 1.0% of the Company's EBITDA (as defined in the indentures) and any related out-of-pocket expenses.

TRANSITION SERVICES

    The recapitalization and stock purchase agreement provides that Heinz will continue to provide administrative services to the Company for approximately one year.

WEIGHTWATCHERS.COM SUBSCRIPTION AGREEMENT

    On September 29, 1999 the Company entered into a subscription agreement with WeightWatchers.com, Artal and Heinz under which Artal, Heinz and the Company purchased common stock of WeightWatchers.com for a nominal amount. As of April 29, 2000, the Company owns approximately 19.8% of WeightWatchers.com's common stock while Artal and Heinz own 75.4% and 4.8%, respectively, of WeightWatchers.com's common stock.

WEIGHTWATCHERS.COM NOTE

    The Company has agreed to loan to WeightWatchers.com up to an aggregate principal amount of $10.0 million at any time or from time to time prior to October 31, 2000. The unpaid principal amount under the note will bear interest at a rate of 11% per year. All principal and interest outstanding under the note will be repayable on December 30, 2000. The note may be prepaid at any time and from time to time, in whole or in part, without premium or penalty. During
2000, the Company loaned WeightWatchers.com $2.0 million pursuant to the note.

WEIGHTWATCHERS.COM WARRANT AGREEMENT

    Under a warrant agreement entered into between WeightWatchers.com and the Company, the Company has received warrants to purchase an additional 20.2% of WeightWatchers.com's common stock in connection with the loans that the Company has made to WeightWatchers.com under the WeightWatchers.com note described above. These warrants will expire on November 24, 2009 and may be exercised at a price of $7.14 per share of WeightWatchers.com's common stock until then. The exercise price and the number of shares of WeightWatchers.com's common stock available for purchase upon exercise of the warrants may be adjusted from time to time upon the occurrence of certain events.

WEIGHTWATCHERS.COM INTERNET LICENSE AGREEMENT

    WeightWatchers.com will develop a web site on the Internet that uses the WeightWatchers brand name and other proprietary information for "e-commerce" and related purposes. Prior to the closing of the Company's Transaction, and except for some existing agreements, the Company granted WeightWatchers.com an exclusive license to use all of the Company's trademarks, copyrights and domain names on the Internet and any other similar or related forms of electronic delivery or digital transmission (other than broadband technology) that now exist or may be developed later. In exchange for these rights, WeightWatchers.com will pay the Company 10% of its annual net profit related to its Internet activities. The Company and WeightWatchers.com are currently renegotiating the provisions of the license agreement and, among other things, expect to amend the licensing fee to reflect a revenue-based royalty scheme.


WEIGHTWATCHERS.COM STOCKHOLDERS' AGREEMENT

    The Company entered into a stockholders' agreement with WeightWatchers.com, Artal and Heinz governing the relationship between and among WeightWatchers.com and Artal, Heinz and the Company as holders of common stock of WeightWatchers.com. Subsequent transferees of Artal, Heinz and the Company must, except for some limited exceptions, agree to be bound by the terms and provisions of the agreement.

     The stockholders' agreement imposes on Heinz and the Company certain restrictions on the transfer of common stock of WeightWatchers.com until the earlier to occur of (1) the fifth anniversary of the Transaction and (2) WeightWatchers.com's initial public offering of common stock under the Securities Exchange Act, except for certain exceptions. Heinz and the Company have the right to participate pro rata in certain transfers of common stock of WeightWatchers.com by Artal, and Artal has the right to force Heinz and the Company to participate on a pro rata basis in certain transfers of WeightWatchers.com's common stock by Artal.

WEIGHTWATCHERS.COM REGISTRATION RIGHTS AGREEMENT

    The Company entered into a registration rights agreement with WeightWatchers.com, Artal and Heinz with respect to its shares in WeightWatchers.com. The registration rights agreement grants Artal certain demand rights and grants Artal, Heinz and the Company certain incidental registration rights to register shares of WeightWatchers.com's common stock for public sale under the Securities Exchange Act.

NELLSON CO-PACK AGREEMENT

    On February 8, 1999, the Company entered into an agreement with Nellson Neutraceutical, Inc., a subsidiary of Artal, to purchase nutrition bar products manufactured by Nellson for sale at the Company's meetings. Under the agreement, Nellson agrees to produce sufficient nutrition bar products to fill the Company's purchase orders within 30 days of Nellson's receipt of these purchase orders, and the Company is not bound to purchase a minimum quantity of nutrition bar products. The term of the agreement is two years, and the Company may renew the agreement for successive one-year periods by providing written notice to Nellson.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORT ON FORM 8-K.

(a) 1. Financial Statements

The financial statements listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 are filed as part of this Form 10-K.

    2. Financial Statement Schedule

The financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 is filed as part of this Form 10-K.

    3. Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Form 10-K report.

(b) Reports on Form 8-K

    None.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

             INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
                                ITEMS 14(a) 1&2

                                                                                  PAGES
                                                                                  -----
Consolidated Balance Sheets as of April 29, 2000 and April 24, 1999                 F-2

Consolidated Statements of Operations for the fiscal years ended                    F-3
           April 29, 2000, April 24, 1999 and April 25, 1998

Consolidated Statements of Changes in Stockholders' Deficit, Parent                 F-4
          Company  Investment and Comprehensive  Income for the fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998

Consolidated Statements of Cash Flows for the fiscal years ended                    F-5
          April 29, 2000, April 24, 1999 and April 25, 1998

Notes to Consolidated Financial Statements                                          F-6-33

Report of Independent Accountants                                                   F-34

Schedule II - Valuation and Qualifying Accounts and Reserves for the                F-35
         fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998.


All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    AS OF APRIL 29, 2000 AND APRIL 24, 1999
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                              April 29,              April 24,
ASSETS                                                                                          2000                   1999
                                                                                      ---------------------    -------------------
CURRENT ASSETS
  Cash and cash equivalents                                                            $            44,043     $           19,515
  Receivables (net of allowances: 2000-$609; 1999-$994)                                             12,877                 11,403
  Notes receivable, current                                                                          2,791                  3,266
  Inventories                                                                                        9,328                  7,580
  Prepaid expenses                                                                                   8,360                  7,598
  Deferred income taxes                                                                                 94                  3,609
  Due from related parties                                                                               -                133,783
                                                                                      ---------------------    -------------------
     TOTAL CURRENT ASSETS                                                                           77,493                186,754
                                                                                      ---------------------    -------------------
Property and equipment, net                                                                          7,001                  8,725
Notes and other receivables, noncurrent                                                              7,045                 19,165
Goodwill (net of accumulated amortization: 2000-$55,430;1999-$49,888)                              152,565                143,714
Trademarks and other intangible assets (net of accumulated                                           7,163                  8,113
 amortization: 2000-$17,638; 1999 - $18,982)
Deferred income taxes                                                                               67,574                  4,133
Deferred financing costs                                                                            14,666                      -
Other noncurrent assets                                                                                700                    830
                                                                                      ---------------------    -------------------
     TOTAL ASSETS                                                                      $           334,207     $          371,434
                                                                                      =====================    ===================

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
PARENT COMPANY'S INVESTMENT/STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Short-term borrowings and line of credit                                            $                  -     $            6,690
  Short-term borrowings due to related party                                                         1,489                 16,250
  Portion of long-term debt due within one year                                                     14,120                  1,164
  Accounts payable                                                                                  12,362                 12,710
  Salaries and wages                                                                                10,125                 11,285
  Accrued interest                                                                                   4,082                  2,176
  Accrued restructuring costs                                                                        4,786                  7,690
  Foreign currency contract payable                                                                    486                  7,169
  Other accrued liabilities                                                                         19,583                 16,044
  Income taxes                                                                                       6,786                  7,962
  Deferred revenue                                                                                   4,632                  6,414
                                                                                      ---------------------    -------------------
     TOTAL CURRENT LIABILITIES                                                                      78,451                 95,554
                                                                                      ---------------------    -------------------
Long-term debt                                                                                     460,510                 15,500
Deferred income taxes                                                                                2,941                  8,228
Other                                                                                                  546                  3,204
                                                                                      ---------------------    -------------------
     TOTAL LONG-TERM DEBT AND OTHER LIABILITIES                                                    463,997                 26,932
                                                                                      ---------------------    -------------------
Redeemable preferred stock                                                                          25,875                      -

Common stock, par value $0 per share, 23,800 shares authorized,
issued and outstanding                                                                                   -                      -
Accumulated deficit                                                                               (231,663)                     -
Accumulated other comprehensive loss                                                                (2,453)                     -
Parent company's investment                                                                              -                248,948
                                                                                      ---------------------    -------------------
     TOTAL PARENT COMPANY'S INVESTMENT AND STOCKHOLDERS' DEFICIT                                  (234,116)               248,948
                                                                                      ---------------------    -------------------
     TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, PARENT COMPANY'S
     INVESTMENT AND STOCKHOLDERS' DEFICIT                                             $            334,207     $          371,434
                                                                                      =====================    ===================

    The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE YEARS ENDED APRIL 29, 2000
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                             APRIL 29,                APRIL 24,               APRIL 25
                                                               2000                     1999                    1998
                                                       --------------------       -----------------     -------------------
                                                            (53 WEEKS)               (52 WEEKS)              (52 WEEKS)
Revenues, net                                          $           399,574        $        364,608      $          297,245
Cost of revenues                                                   201,389                 178,925                 159,961
                                                       --------------------       -----------------     -------------------
          Gross profit                                             198,185                 185,683                 137,284
Marketing expenses                                                  51,453                  52,856                  49,227
Selling, general and administrative expenses                        50,743                  48,912                  44,067
Transaction costs                                                    8,345                       -                       -
                                                       --------------------       -----------------     -------------------
          Operating income                                          87,644                  83,915                  43,990

Interest income                                                      5,792                  16,027                  13,452
Interest expense                                                   (36,871)                 (8,859)                 (8,576)
Other income (expense) net                                         10,351                  (5,248)                 (4,281)
                                                       --------------------       -----------------     -------------------
    Income before income taxes and minority interest                66,916                  85,835                  44,585

Provision for income taxes                                          28,323                  36,360                  19,969
                                                       --------------------       -----------------     -------------------
    Income before minority interest                                 38,593                  49,475                  24,616

Minority interest                                                      834                   1,493                     845
                                                       --------------------       -----------------     -------------------
Net income                                             $            37,759        $         47,982      $           23,771
                                                       ====================       =================     ===================

   The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT,
               PARENT COMPANY INVESTMENT AND COMPREHENSIVE INCOME
                   FOR THE THREE YEARS ENDED APRIL 29,2000
                                (IN THOUSANDS)


                                                                             ACCUMULATED
                                                               ADDITIONAL       OTHER                     PARENT
                                        COMMON STOCK            PAID IN     COMPREHENSIVE   ACCUMULATED  COMPANY'S
                                    SHARES          AMOUNT      CAPITAL          LOSS         DEFICIT    INVESTMENT        TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Balance April 26, 1997                                                                                    $ 188,936     $ 188,936

Comprehensive Income:
Net income                                                                                                  (10,212)       23,771
Translation adjustment                                                                                                    (10,212)
                                                                                                                        ---------
Total Comprehensive Income                                                                                                 13,559
                                                                                                                        ---------
Net Parent advances                                                                                          29,115        29,115
Dividend                                                                                                     (2,521)       (2,521)
----------------------------------------------------------------------------------------------------------------------------------
Balance at April 25, 1998                                                                                   229,089       229,089

Comprehensive Income:
Net income                                                                                                   47,982        47,982
Translation adjustment                                                                                       19,660        19,660
                                                                                                                 --     ---------
Total Comprehensive Income                                                                                                 67,642
                                                                                                                        ---------
Net Parent settlements                                                                                      (42,851)      (42,851)
Dividend                                                                                                     (4,932)       (4,932)
----------------------------------------------------------------------------------------------------------------------------------

Balance at April 24, 1999                                                                                   248,948       248,948

Net Parent settlements                                                                                     (252,883)     (252,883)


Recapitalization and settlement
of Parent company investment       23,800           $--          $(72,100)    $ (12,764)    $(268,547)        3,935      (349,476)

Deferred tax asset                                                 72,100                                                  72,100

Comprehensive Income:
Net income                                                                                     37,759                      37,759
Translation adjustment                                                           10,311                                    10,311
                                                                                                                        ---------
Total Comprehensive Income                                                                                                 48,070
                                                                                                                        ---------
Preferred stock dividend                                                                         (875)                       (875)
----------------------------------------------------------------------------------------------------------------------------------
Balance at April 29, 2000          23,800           $--          $     --     $  (2,453)    $(231,663)    $      --     $(234,116)
==================================================================================================================================


   The accompanying notes are an integral part of the consolidated financial statements.

             WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED APRIL 29, 2000
                                (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                   April 29,         April 24,        April 25,
                                                                     2000              1999             1998
                                                                   ---------        ---------        ---------
                                                                   (53 Weeks)       (52 Weeks)       (52 Weeks)
Operating activities:
 Net income                                                        $  37,759        $  47,982        $  23,771
 Adjustments to reconcile net income to cash
     provided by operating activities:
 Depreciation and amortization                                        10,398            9,586            8,775
 Deferred tax provision                                                6,883            9,279           15,563
 Allowance for doubtful accounts                                         385             (118)            (143)
 Reserve for inventory obsolescence                                     (121)           2,525           (3,489)
 Other items, net                                                     (2,492)              38              415
 Changes in cash due to:
     Receivables                                                      12,654           (7,041)          (2,348)
     Inventories                                                      (1,696)          (2,451)             664
     Prepaid expenses                                                   (801)          (1,454)           1,913
     Due from related parties                                        (14,765)           3,693           (8,610)
     Accounts payable                                                 (1,512)           3,083           (2,250)
     Accrued liabilities                                               5,780          (10,076)            (414)
     Deferred revenue                                                 (1,753)            (716)           1,872
     Income taxes                                                       (834)           3,571              647
                                                                   ---------        ---------        ---------
    Cash provided by operating activities                             49,885           57,901           36,366
                                                                   ---------        ---------        ---------
Investing activities:
 Capital expenditures                                                 (1,874)          (2,474)          (3,389)
 Acquisitions, net of cash acquired                                        -                -           (1,412)
 Acquisitions of minority interest                                   (15,900)               -                -
 Other items, net                                                     (1,867)            (565)            (121)
                                                                   ---------        ---------        ---------
    Cash used for investing activities                               (19,641)          (3,039)          (4,922)
                                                                   ---------        ---------        ---------
Financing activities:
 Net (decrease) increase in short-term borrowings                     (5,455)             856           (2,174)
 Proceeds from borrowings                                            491,260                -                -
 Repurchase of common stock                                         (324,476)               -                -
 Payment of dividends                                                 (2,796)         (10,368)          (8,470)
 Payments on long-term debt                                           (3,530)          (1,081)          (1,368)
 Deferred financing cost                                             (15,861)               -                -
 Net Parent settlements                                             (131,030)         (37,076)         (18,630)
                                                                   ---------        ---------        ---------
    Cash provided by (used for) financing activities                   8,112          (47,669)         (30,642)
                                                                   ---------        ---------        ---------
Effect of exchange rate changes on cash and cash equivalents         (13,828)             493              (44)
Net increase in cash and cash equivalents                             24,528            7,686              758
Cash and cash equivalents, beginning of year                          19,515           11,829           11,071
                                                                   ---------        ---------        ---------
    Cash and cash equivalents, end of year                         $  44,043        $  19,515        $  11,829
                                                                   =========        =========        =========

   The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


1.BASIS OF PRESENTATION:

      Weight Watchers International, Inc. (the "Company") operates and franchises territories offering weight loss and control programs through the operation of classroom type meetings to the general public in the United States, Canada, Mexico, the United Kingdom, Continental Europe, Australia, New Zealand, South Africa, Latin America and South America.

Recapitalization

      On September 29, 1999, the Company effected a recapitalization and stock purchase agreement (the "Transaction") with its former parent, H.J. Heinz Company ("Heinz"). The Company redeemed shares of common stock from Heinz for $349.5 million. The $349.5 million consisted of $324.5 million of cash and $25.0 million of the Company's redeemable Series A Preferred Stock. After the redemption, Artal Luxembourg S.A. purchased 94% of the Company's remaining common stock from Heinz for $223.7 million. The Transaction was financed through borrowings under credit facilities amounting to approximately $237.0 million and by issuing Senior Subordinated Notes amounting to $255.0 million, due 2009. The balance of the borrowings was utilized to refinance debt incurred prior to the Transaction relating to the transfer of ownership and acquisition of the minority interest in the Weight Watchers businesses that operate in Australia and New Zealand. The acquisition of the minority interest resulted in approximately $15.9 million of goodwill. In connection with the Transaction, the Company incurred approximately $8.3 million in transaction costs and $15.9 million in deferred financing costs. For U.S. Federal and State tax purposes, the Transaction is being treated as a taxable sale under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended. As a result, for tax purposes, the Company will record a step-up in the tax basis of net assets. For financial reporting purposes, a valuation allowance of approximately $72.1 million has been established against the corresponding deferred tax asset as management has concluded it is more likely than not that this amount will not be utilized to reduce future tax payments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation:

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company's fiscal year ends on the Saturday nearest April 30, which was April 29, April 24 and April 25 for 2000, 1999 and 1998, respectively. However, in order to facilitate timely reporting, certain foreign subsidiaries end their fiscal year one month prior to the fiscal years referenced above and have no material impact on the consolidated financial statements.

Use of Estimates:

      The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Translation of Foreign Currencies:

      For all foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income. Gains and losses from foreign currency transactions are included in net income for the period.

Cash Equivalents:

      Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less.

Inventories:

      Inventories, which consist of finished goods, are stated at the lower of cost or market on a first-in, first-out basis, net of reserves.

Property and Equipment:

      Property and equipment are recorded at cost. For financial reporting purposes, equipment is depreciated on the straight-line method over the estimated useful lives of the assets (5 to 10 years). Leasehold improvements are amortized on the straight-line method over the shorter of the term of the lease or the useful life of the related assets (5 to 10 years). Accelerated depreciation methods are generally used for income tax purposes. Expenditures for new facilities and improvements that substantially extend the useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related depreciation are removed from the accounts and any related gains or losses are included in income.

Intangibles:

      Goodwill, trademarks and other intangibles arising from acquisitions, including the acquisition of previously franchised areas, are being amortized on a straight-line basis over periods ranging from 3 to 40 years. The Company regularly reviews the individual components of the balances by evaluating the future cash flows of the businesses to determine the recoverability of the assets and recognizes, on a current basis, any diminution in value. Amortization of goodwill, trademarks and other intangibles for 2000, 1999 and 1998 was $6.4 million, $6.0 million and $5.6 million, respectively.

      The Company accounts for software costs under the AICPA Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP No. 98-1 requires capitalization of certain costs incurred in connection with developing or obtaining internally used software. Software costs are amortized over 3 to 5 years.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

Revenue Recognition:

         The Company earns revenue by conducting meetings, selling products and aids in its own facilities, by collecting commissions from franchisees operating under the Weight Watchers name and by collecting royalties related to licensing agreements. Revenue is recognized when services are rendered, products are sold and commissions and royalties are earned. Deferred revenue, consisting of prepaid lecture income, is amortized into income over the period earned.

Advertising Costs:

         Advertising costs consist primarily of national and local direct mail, television, and spokesperson's fees. All costs related to advertising are expensed in the period incurred. Total advertising expenses for 2000, 1999, and 1998 were approximately $48.0 million, $48.8 million, and $45.7 million, respectively.

Income Taxes:

         The Company provides for taxes based on current taxable income and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of its assets and liabilities. Under SFAS No. 109, assets and liabilities acquired in purchase business combinations are assigned their fair values and deferred taxes are provided for lower or higher tax bases.


Foreign Currency Contracts:

         The Company enters into forward and swap contracts to hedge transactions denominated in foreign currencies in order to reduce the currency risk associated with fluctuating exchange rates. Such contracts are used primarily to hedge certain intercompany cash flows and for payments arising from certain foreign currency denominated obligations. Realized and unrealized gains and losses from instruments qualifying as hedges are included in net income for the period.

Investments:

The Company uses the cost method to account for investments in which the Company holds 20% or less of the investee's voting stock. Where the Company holds 50% or less of the investee's voting stock or where the Company has the ability to exercise significant influence over operating and financial policies of the investee, the investment is accounted for under the equity method.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

Deferred Financing Costs:

Deferred financing costs consists of costs associated with the establishment of the Company's credit facilities resulting from the Transaction. Such costs are being amortized using the interest rate method over the term of the related debt. Amortization expense was approximately $1.1 million for 2000.

Comprehensive Income:

         In 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income consists of net income and foreign currency translation adjustments.

Business Segment Information:

         In 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established new standards for reporting information about operating segments (see Note 15).

Stock-Based Compensation:

         The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Recently Issued Accounting Standards:

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement established accounting and reporting standards for derivative instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative instruments and Hedging Activities-Deferral of the Effective Date of Statement 133," which postponed the adoption date of SFAS No. 133. As such, the Company is not required to adopt the statement until fiscal year ended 2002. The Company does not believe this standard will have a material impact on its financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

Reclassification:

Certain 1999 and 1998 amounts have been reclassified to conform to the current year presentation.


3. REDEEMABLE PREFERRED STOCK:

         The Company issued one million shares of Series A Preferred Stock in conjunction with the Transaction. Holders of the Series A Preferred Stock are entitled to receive dividends at an annual rate of 6% payable annually in arrears. The liquidation preference of the Series A Preferred Stock is $25 per share. If there is a liquidation, dissolution or winding up, the holders of shares of Series A Preferred Stock are entitled to be paid out of the Company assets available for distribution to shareholders an amount in cash equal to the $25 liquidation preference per share plus all accrued and unpaid dividends prior to the distribution of any assets to holders of shares of common stock.

         Except as required by law, the holders of the preferred stock have no voting rights with respect to their shares of preferred stock, except that (1) the approval of holders of a majority of the outstanding shares of preferred stock, voting as a class, is required to amend, repeal or change any of the provisions of the Company's certificate of incorporation in any manner that would alter or change the powers, preferences or special rights of the shares of preferred stock in a way that would affect them adversely and (2) the consent of each holder of Series A Preferred Stock is required for any amendment that reduces the dividend payable on or the liquidation value of the Series A Preferred Stock.

         At the Company's option, the Company may redeem the Series A Preferred Stock, in whole or in part, at any time, at a price per share equal to 100% of its liquidation value plus all accrued and unpaid dividends.

         In addition, the Series A Preferred Stock is redeemable at the option of its holders upon the occurrence of a change of control or upon a sale of the Company's common stock by Artal in a registered public offering. If that occurs, the redemption price will be equal to 100% of the liquidation value plus accrued and unpaid dividends.

4. LONG-TERM DEBT:

         In connection with the Transaction, the Company entered into a credit facility ("Credit Facility") with the Bank of Nova Scotia, Credit Suisse First Boston and certain other lenders providing (i) a $75.0 million term loan A facility ("Term Loan A"), (ii) a $75.0 million term loan B facility ("Term Loan B"), (iii) an $87.0 million transferable loan certificate ("TLC") and (iv) a revolving credit facility with borrowings up to $30.0 million ("Revolving Credit Facility"). Borrowings under the Credit Facility are paid quarterly and initially bear interest at a rate equal to LIBOR plus (a) in the case of Term Loan A and the Revolving Credit Facility, 3.25% or, at the Company's option, the alternate base rate, as defined, plus 2.25% or (b) in the case of Term Loan B and the TLC, 4.00% or, at the Company's option, the alternate base rate plus 3.00%. At April 29, 2000, the interest rates were 9.00% for Term Loan A and 10.13% for Term Loan B and the TLC. Borrowings under Term Loan A and the Revolving Credit Facility mature in six years and Term Loan B and the TLC mature in seven years. Assets of the Company collateralize the Credit Facility.

In addition, the Company issued $150.0 million USD denominated and 100.0 million EUR denominated principal amount 13% Senior Subordinated Notes due 2009 (the "Notes") to qualified institutional buyers.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

At April 29, 2000 the 100.0 million EUR notes translated into $91.2 million USD denominated equivalent. The impact of the change in foreign exchange rates related to euro denominated debt are reflected in the income statement. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year, commencing April 1, 2000. The Company uses interest rate swaps and foreign currency forward contracts in association with its debt (see Note 16). The Notes are uncollateralized senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Credit Facility.

Each of the aforementioned debt facilities contains restrictive covenants and requires the Company to maintain certain financial ratios, as defined.

The aggregate amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:

                                     (IN THOUSANDS)
               2001                    $ 14,120
               2002                      14,120
               2003                      14,120
               2004                      14,120
               2005 and thereafter      418,150
                                       --------
                                       $474,630
                                       --------

         Effective with the Transaction on September 29, 1999, outstanding lines of credit of $6.7 million and promissory notes of $16.7 million have been settled. The lines of credit had a weighted-average interest rate during 1999. The promissory notes represent amounts due various former franchisees as a result of the Company acquiring certain franchised operations.

         The Company has guaranteed Term Loans and Letters of Credit of franchisees that originated as part of a franchisees' acquisition of certain Weight Watchers franchised areas. The balance of the guaranteed indebtedness was $24.5 million in 1999.

5. STOCK PLANS:

Weight Watchers Incentive Compensation Plans

         On December 16, 1999, the Board of Directors adopted the "1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries" (the "Plan"). The Plan is designed to promote the long-term financial interests and growth of the Company and its subsidiaries by attracting and retaining management with the ability to contribute to the success of the business. The Plan is to be administered by the Board of Directors or a committee thereof.

         Under the stock purchase component of the Plan, 318,800 shares of common stock were sold to 43 members of the Company's management group at $10 per share.

         Under the option component of the Plan, grants may take the following forms in the Committee's sole discretion: Incentive Stock Options, Other Stock Options (other than incentive options), Stock Appreciation Rights, Restricted Stock, Purchase Stock, Dividend

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

Equivalent Rights, Performance Units, Performance Shares and Other Stock - Based Grants. The maximum number shares available for grant under this plan shall be 1,200,000 shares of authorized common stock as of the effective date of the Plan.

         Pursuant to the option component of the Plan, the Board of Directors authorized the Company to enter into agreements under which certain members of management received Non-Qualified Time and Performance Stock Options providing them the opportunity to purchase shares of the Company's common stock at an exercise price of $10 per share. The options are exercisable based on the terms outlined in the agreement.

         The weighted average fair value of options granted was $10 per share in 2000. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000: dividend yield of 0%; expected volatility of 0% risk; risk free interest rate ranging from 6.49% to 6.65%; and expected live of 10 years. The exercise price was equivalent to the fair market value at the date of grant. A summary of the Company's stock options for the year ended April 29, 2000 is as follows:

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                             Weighted
                                                             average
                                                          exercise price
                                              Shares        in dollars
                                             ---------    --------------
Options outstanding,
              Beginning of year                     --

              Granted                        1,048,500     $   10.00
              Exercised                             --
              Cancelled                             --

Options outstanding, end of year             1,048,500     $   10.00
Options exercisable, end of year                34,950     $   10.00
Options available for grant, end of year       151,500     $   10.00
Weighted-average fair value of options                     $   10.00
              granted during the year

         The weighted average remaining contractual life of options outstanding at April 29, 2000 was 9.5.


WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries

         In April 2000, the Board of Directors adopted the WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries, pursuant to which selected employees were granted options to purchase shares of common stock of WeightWatchers.com, Inc. that are owned by the Company. The number of shares available for grant under this plan is 400,000 shares of authorized common stock of WeightWatchers.com, Inc. On April 28, 2000, 147,319 options were granted to selected employees. The options vest based on certain performance targets, outlined in the agreement.

         The weighted average fair value of options granted was $0.01 per share in fiscal year ended April 29, 2000. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000: dividend yield of 0%; expected volatility of 0% risk; risk free interest rate 6.5%; and expected life of ten years. A summary of the Company's stock options for the year ended April 29, 2000 is as follows:

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                           Weighted
                                                                            average
                                                                         exercise price
                                                              Shares        in dollars
                                                           ------------  --------------
Options outstanding,
              Beginning of year                                     --

              Granted                                          147,319   $  0.50
              Exercised                                             --
              Cancelled                                             --

Options outstanding, end of year                               147,319   $  0.50
Options exercisable, end of year                                    --   $  0.50
Options available for grant, end of year                       252,681   $  0.50
Weighted-average fair value of options                                   $  0.50
              granted during the year

         The weighted average remaining contractual life of options outstanding at April 29, 2000 was 10 years.

         The pro forma effect of SFAS No. 123 on the Company's financial statements would have been as follows under the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries and the WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries.

                                    2000
                                   ------
As reported                        37,759
Pro forma                          36,738

Heinz Incentive Compensation Plans - Prior to the Transaction

         Certain qualifying employees of the Company were granted options to purchase Heinz common stock under Heinz's stock option plans. These options have been granted at not less than market prices on the date of grant. Stock options granted have a maximum term of ten years. Vesting occurs from one to three years after the date of grant. Beginning in fiscal 1998, in order to place greater emphasis on creation of shareholder value, performance-accelerated stock options were granted to certain key executives. These options vest eight years after the grant date, subject to acceleration if predetermined share price goals are achieved.


         The pro forma effect of SFAS No. 123 on the Company's financial statements would have been as follows:

                                    1999          1998
                                   -------      -------
Net Income:
         As reported               $47,982      $23,771
         Pro forma                  47,621       23,485

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weight-average assumptions:


                                                    1999               1998
                                                    ----               ----
Dividend yield                                      2.5%               2.5%
Volatility                                          22.0               20.0
Risk-free interest rate                              5.1                6.2
Expected term (years)                                5.0                5.0


6. EMPLOYEE BENEFIT PLANS:

Weight Watchers Sponsored Plans:

         Effective September 29, 1999, the net assets of the Heinz sponsored employee savings plan were transferred into the Weight Watchers sponsored plan upon execution of the Transaction. The Company sponsors the Weight Watchers Savings Plan (the "Savings Plan") for salaried and hourly employees. The Savings Plan is a defined contribution plan which provides for employer matching contributions up to 100% of the first 3% of an employee's eligible compensation. The Savings Plan also permits employees to contribute between 1% and 13% of eligible compensation on a pre-tax basis. Company contributions in 2000 were $1.0 million.

         The Company sponsors the Weight Watchers Profit Sharing Plan (the "Profit Sharing Plan") for all full-time salaried employees who are eligible to participate in the Savings Plan (except for certain senior management personnel). The Profit Sharing Plan provides for a guaranteed monthly employer contribution on behalf of each participant based on the participant's age and a percentage of the participant's eligible compensation. The Profit Sharing Plan has a supplemental employer contribution component, based on the Company's achievement of certain annual performance targets, which are determined annually by the Company's Board of Directors. The Company also reserves the right to make additional discretionary contributions to the Profit Sharing Plan.

         For certain senior management personnel, the Company sponsors the Weight Watchers Executive Profit Sharing Plan. Under the Internal Revenue Service ("IRS") definition, this plan is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the Company made on the employees' behalf instead of an individual account with a cash balance. The account is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%.

         The Company is currently applying for a determination letter to qualify the Savings Plan under Section 401(a) of the IRS Code. It is the Company's opinion that the IRS will issue a favorable determination letter as to the qualified status of the Savings Plan.

Heinz Sponsored Plans - Prior to the Transaction:

         Domestic employees participate in certain defined pension plans, a defined contribution 401(k) savings plan and, for employees affected by certain IRS limits, a section 415 Excess Plan, all of which are

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


sponsored by Heinz. The Company also provides post-retirement health care and life insurance benefits for employees who meet the eligibility requirements of the Heinz plans. Retirees share in the cost of these benefits based on age and years of service.

         Company contributions to the Heinz Savings Plan include a qualified age-related contribution and a matching of the employee's contribution, up to a specified amount.

         The following amounts were included in the Company's result of operations:

                                                                   2000     1999     1998
                                                                  ------   ------   ------
                                                                         (THOUSANDS)
Defined Benefit Pension Plans                                     $  421   $1,456   $  726
Defined Benefit Postretirement Medical                            $  253   $  577   $  261
Savings Plan                                                      $  994   $2,170   $1,668

         In addition, foreign employees participate in certain Company sponsored pension plans and such charges, which are included in the results of operations, are not material.

7. WEIGHTWATCHERS.COM WARRANT AND NOTE AGREEMENT:

         On September 29, 1999, the Company entered into a subscription agreement with WeightWatchers.com, Artal and Heinz under which Artal, Heinz and the Company purchased common stock of WeightWatchers.com for a nominal amount. The Company owns approximately 19.8% of WeightWatchers.com's common stock while Artal and Heinz own 75.4% and 4.8%, respectively, of WeightWatchers.com's common stock.

         Under a warrant agreement entered into with WeightWatchers.com, the Company has warrants to purchase an additional 20.2% of WeightWatchers.com's common stock in connection with the loans that the Company has made to WeightWatchers.com under the WeightWatchers.com note described below. These warrants will expire on November 24, 2009 and may be exercised at a price of $7.14 per share of WeightWatchers.com's common stock until then. The exercise price and the number of shares of WeightWatchers.com's common stock available for purchase upon exercise of the warrants may be adjusted from time to time upon the occurrence of certain events.

         In connection therewith, the Company has agreed to loan to WeightWatchers.com up to an aggregate principal amount of $10.0 million at any time or from time to time prior to October 31, 2000. The unpaid principal amount under the note will bear interest at a rate of 11% per year. All principal and interest outstanding under the note will be repayable on December 30, 2000. The note may be prepaid at any time and from time to time, in whole or in part, without premium or penalty at fiscal year end and during 2000 the Company loaned WeightWatchers.com $2.0 million pursuant to the note.

8. RESTRUCTURING CHARGES:

         During the fourth quarter of fiscal year ended 1997, the Company announced a reorganization and restructuring program. The reorganization plan was designed to strengthen the Company's classroom business and improve profitability and global growth.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


         Charges related to the restructuring, were recognized to reflect the exit from the Personal Cuisine Food Option in United States Company-owned locations, the relocation of classes from certain fixed retail outlets to traveling locations, and other initiatives involving the exit of certain under-performing business and product liens.

         Restructuring and related costs recorded in fiscal year ended 1997 totaled $51.7 million pretax. Pretax charges of $49.7 million were classified as classroom operating expenses and $2.0 million as selling, general and administrative expenses. The major components of the year ended 1997 charges and the remaining accrual balances for 1997, 1998, 1999 and 2000 were as follows:

                                                         Employee                 Exit Costs
                                                        Termination     ------------------------------
                                        Non-Cash            and            Accrued
                                          Asset          Severance           Exit       Implementation
                                       Write-downs         Costs             Costs            Costs           Total
                                      -------------    -------------    -------------   --------------    -------------
Initial charge -1997                  $      27,402    $       4,723    $      19,569    $          --    $      51,694
Amounts utilized -1997                      (27,402)            (339)             (46)              --          (27,787)
                                      -------------    -------------    -------------    -------------    -------------

Accrued restructuring costs -
April 26, 1997                                   --            4,384           19,523                            23,907
Implementation costs - 1998                      --               --               --              999              999
Amounts utilized -1998                           --           (3,709)          (8,553)            (999)         (13,261)
                                      -------------    -------------    -------------    -------------    -------------

Accrued restructuring costs -
April 25, 1998                                   --              675           10,970               --           11,645

Implementation costs -1999                       --               --               --               32               32
Amounts utilized -1999                           --             (186)          (3,769)             (32)          (3,987)
                                      -------------    -------------    -------------    -------------    -------------
Accrued restructuring costs -
April 24, 1999                                   --              489            7,201               --            7,690

Amounts utilized - 2000                          --               --           (2,904)              --           (2,904)
                                      -------------    -------------    -------------    -------------    -------------
Accrued restructuring costs -
April 29, 2000                        $          --    $         489    $       4,297    $          --    $       4,786
                                      =============    =============    =============    =============    =============

         Asset write-downs of $16.9 million consisted primarily of fixed assets and other long-term asset impairments that were recorded as a direct result of the Company's decision to exit businesses or facilities. Such assets were written down based on management's estimate of fair value. Write-downs of $10.5 million were also recognized for estimated losses from disposals of classroom inventories, packaging materials and other assets related to product line rationalizations and process changes as a direct result of the Company's decision to exit businesses or facilities.

         Employee severance costs include charges related to both voluntary terminations and involuntary terminations. As part of the voluntary termination agreements, enhanced retirement benefits were offered to the affected employees. These amounts were included in the Employee Termination and Severance costs component of the restructuring charge.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

         Exit costs consist primarily of contract and lease termination costs associated with the Company's decision to exit the activities described above. The remaining accrued exit costs will be utilized through 2002.

         The results for 1998 included costs related to the implementation of the restructuring program of $999 thousand pretax, which were classified as selling, general and administrative expenses. These costs consist primarily of center relocation and training. The results for 1999 included costs related to the implementation of the restructuring program of $32 thousand pretax, which was classified as selling, general and administrative expenses. These costs consist primarily of relocation and training costs.

9. PROPERTY AND EQUIPMENT:

         The components of property and equipment were:


                                                                            2000              1999
                                                                         ----------        ----------
         Leasehold improvements                                          $   17,954        $   18,343
         Equipment                                                           30,900            36,559
                                                                         ----------        ----------
                                                                             48,854            54,902
         Less:  Accumulated depreciation and amortization                    41,911            46,428
                                                                         ----------        ----------
                                                                              6,943             8,474
         Construction in progress                                                58               251
                                                                         ----------        ----------
                                                                         $    7,001        $    8,725
                                                                         ==========        ==========


                  Depreciation and amortization expense of property and equipment was $2.9 million, $3.6 million, and $3.3 million, in 2000, 1999 and 1998 respectively.


10. RELATED PARTY TRANSACTIONS:

         On February 8, 1999, the Company entered into an agreement with Nellson Neutraceutical, Inc. ("Nellson"), a wholly-owned subsidiary of Artal, to purchase nutrition bar products manufactured by Nellson for sale at the Company's meetings. Under the agreement, Nellson agrees to produce sufficient nutrition bar products to fill the Company's purchase orders within 30 days of receipt. The Company is not bound to purchase a minimum quantity of nutrition bar products. The term of the agreement is one year and the Company may renew the agreement for successive one-year periods by providing written notice to Nellson. Total purchases from Nellson amounted to $4.3 million from the date of the Transaction through the end of 2000.

         At the closing of the Transaction, the Company granted to Heinz an exclusive, worldwide, royalty-free license to use the Custodial Trademarks (or any portion covering food and beverage products) in connection with Heinz licensed products. Heinz will pay the Company an annual fee of $1.2 million for five years in exchange for the Company serving as the custodian of the Custodial Trademarks.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


         Prior to the Transaction, the following related party transactions existed.

         Certain of Heinz' general and administrative expenses were allocated to the Company. Total costs allocated include charges for salaries of corporate officers and staff and other Heinz corporate overhead. Total costs charged to the Company for these services were $1.0 million, $2.2 million and $1.8 million in 2000, 1999 and 1998, respectively.

         Heinz charged the Company for its share of group health insurance costs for eligible Company employees based upon location specific costs, overall insurance costs and loss experience incurred during a calendar year. In addition, various other insurance coverages were also provided to the Company through Heinz' consolidated programs. Workers compensation, auto, property, product liability and other insurance coverages are charged directly based on the Company's loss experience. Amounts charged to the Company for insurance costs were $3.8 million, $4.3 million and $4.2 in 2000, 1999 and 1998, respectively , and are recorded in selling, general and administrative expenses in the accompanying statement of operations.

         Total costs charged to the Company by Heinz for other miscellaneous services were $93 thousand, $520 thousand and $579 thousand in 2000, 1999 and 1998, respectively, and were recorded in selling, general and administrative expenses in the accompanying statement of operations.

         The Company maintained a cash management arrangement with Heinz. On a daily basis, all available domestic cash was deposited and disbursements were withdrawn. Heinz charged (credited) the Company interest on the average daily balance maintained in an intercompany account. Net interest (income) expense related to this arrangement included in the statement of operations was $1.7 million, $3.1 million and $965 thousand in 2000, 1999 and 1998, respectively. The interest rate charged to or received by the Company was 5.5% in 2000 and 6.25% in 1999 and 1998.

         Substantially all of the due from related parties of $133.8 million at April 24, 1999 represents a note receivable from an affiliate of Heinz which was repaid in June 1999. Interest income reflected in the statement of operations related to this note receivable was $10.0 million and $9.6 million, in 1999 and 1998, respectively. The interest rate charged by the Company was LIBOR plus 25 basis points in both years.

         Short-term borrowings due to an affiliate of Heinz of $16.3 million at April 24, 1999 represented a note payable due April 28, 1999. Interest expense related to the note payable was $35 thousand in 2000 and $1.0 million in 1999 and 1998.

         Long-term borrowings of $52.5 million due to a related party were contributed to capital during fiscal year ended 1998. Interest expense related to these long-term borrowings was $961 thousand and the interest rate was 10.5%.

         Pension costs and postretirement costs are also charged to the Company based upon eligible employees participating in the Plans. See Note 6.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


11. INCOME TAXES:

         The following tables summarizes the provision (benefit) for U.S. federal, state and foreign taxes on income:


                                                       2000              1999              1998
                                                    ----------        ----------        ----------
         Current:
                  U.S. federal                      $    5,727        $   11,997        $   (4,798)
                  State                                  2,464             3,247               346
                  Foreign                               11,591            11,837             8,858
                                                    ----------        ----------        ----------
                                                        19,782            27,081             4,406
                                                    ----------        ----------        ----------


         Deferred:
                  U.S. federal                           7,800             6,368            10,493
                  State                                    368               312               502
                  Foreign                                  373             2,599             4,568
                                                    ----------        ----------        ----------
                                                         8,541             9,279            15,563
                                                    ----------        ----------        ----------
                  Total tax provision               $   28,323        $   36,360        $   19,969
                                                    ==========        ==========        ==========



         The components of income before income taxes consist of the following:



                                                       2000              1999              1998
                                                    ----------        ----------        ----------



         Domestic                                   $   33,538        $   48,199        $   13,143
         Foreign                                        32,544            36,143            30,597
                                                    ----------        ----------        ----------
                                                    $   66,082        $   84,342        $   43,740
                                                    ==========        ==========        ==========

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


         The difference between the U.S. federal statutory tax rate and the Company's consolidated effective tax rate are as follows:




                                                                         2000           1999           1998
                                                                        ------         ------         ------
         U.S. federal statutory                                          35.0%         35.0%         35.0%
         Foreign income taxes                                             1.7           3.8           7.8
         States' income taxes (net of federal benefit)                    2.7           2.9           1.7
         Goodwill amortization                                            0.4           0.9           1.8
         Other                                                            3.1           0.5          (0.6)
                                                                        -----         -----         -----


         Effective tax rate
                                                                         42.9%         43.1%         45.7%
                                                                        =====         =====         =====


         The deferred tax assets and deferred tax (liabilities) recorded on the balance sheet as of April 29, 2000 and April 24, 1999 are as follows:


                                                                    2000             1999
                                                                 ----------       ----------
      Depreciation                                                     304
      Provision for estimated expenses                               1,771           3,288
      Operating loss carryforwards                                   4,369           4,430
      Transaction Expenses                                           2,933              --
      Benefits plans                                                    --           5,878
      Other                                                            216           1,998
      Amortization                                                 135,329              --
                                                                 ---------        --------
      Total Deferred tax Assets                                    144,922          15,594
                                                                 =========        ========

      Depreciation/amortization                                  $      --        $ (9,620)
      Deferred income                                               (4,985)         (3,767)
      Other                                                         (3,231)         (2,063)
                                                                 ---------        --------
      Total Deferred tax liabilities                                (8,216)        (15,450)
                                                                 ---------        --------
      Less: Valuation allowance                                      71,979             630
                                                                 ---------        --------
      Net deferred tax assets (liabilities)                      $  64,727        $   (486)
                                                                 =========        ========

      At the end of 2000, net operating loss carryforward's totalled $11.8 million, all of which will expire by 2020. As of April 29, 2000, the Company has provided for a valuation allowance for its deferred tax assets. Although realization is not assured, management believes it is more likely than not, that the net deferred tax assets

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNT)
--------------------------------------------------------------------------------

will be realized. The amount of the net deferred tax assets considered realizable could be reduced if estimates of future taxable income are reduced.

     Undistributed earnings of foreign subsidiaries considered to be reinvested permanently amounted to $23.2 million as of April 29, 2000.

12.  CASH FLOW INFORMATION:

     Net cash paid during the year for:

                                                     2000         1999         1998
                                                   --------     --------     --------
         Interest expense                          $ 31,402     $  2,748     $  5,818
         Income taxes                              $ 13,601     $  5,380     $  4,706

Noncash investing and financing activities was as follows:

         Deferred tax asset recorded as a
         component of stockholders' deficit
         in conjunction with the
         recapitalization of the Company           $ 72,100           --           --

         Redeemable preferred stock issued to
         Heinz                                     $ 25,875           --           --

         Contribution of related party debt to
         capital                                   $     --     $     --     $ 52,500


13.  COMMITMENTS AND CONTINGENCIES:

Legal:

     Due to the nature of its activities, the Company is, at times, subject to pending and threatened legal actions which arise out of the normal course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of such matters will not have a material effect on the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNT)
--------------------------------------------------------------------------------

Lease Commitments:

     Minimum rental commitments under non-cancelable operating leases, primarily for office and rental facilities at April 29, 2000, consists of the following:

                      2001                           $13,292
                      2002                             8,240
                      2003                             3,966
                      2004                             2,123
                      2005                             1,614
                      2006 and thereafter              2,444
                                                     -------
                      Total                          $31,679
                                                     =======

     Total rent expense charged to operations under these leases was $12.3 million, $11.0 million and $10.3 million in 2000, 1999 and 1998, respectively.

Repurchase Agreements:

     The Company is a party to repurchase agreements related to the 10% minority interests in the classroom operations in Finland and Sweden. Pursuant to the agreements, the Company may elect or be required to repurchase the minority shareholders' interests in these operations. If the Company repurchases the minority interests within five years of the original sale, the repurchase price is based on the original sales price times the increase in the consumer price index since the date of the sale. If the Company repurchases the minority interest after five years from the original sale, the repurchase price is based on a multiple of the average operating income during the last three years.

14.  FRANCHISE PROFIT SHARING FUND:

     The Company's franchise agreement with certain North American franchisees provides for an annual franchise profit sharing distribution based upon specified formulas. Profit sharing expense under this arrangement was $.4 million, $.8 million and $.7 million in 2000, 1999 and 1998, respectively. Unpaid amounts are included in accrued liabilities.

15.  SEGMENT AND GEOGRAPHIC DATA:

     The Company is engaged principally in one line of business, weight control, which represents more than 92% of consolidated sales. The following table presents information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of United States export sales.

                                        EXTERNAL SALES                       LONG-LIVED ASSETS
                                        --------------                       -----------------
                                2000         1999         1998         2000         1999         1998
                              --------     --------     --------     --------     --------     --------
United States                 $207,256     $189,366     $143,765     $142,675     $149,054     $155,360
United Kingdom                  90,778       76,143       73,146          949        1,198        1,272
Continental Europe              66,524       65,119       54,850        1,973        2,422        2,463
Australia and New Zealand       35,016       33,980       25,484       21,132        7,878        8,208
                              --------     --------     --------     --------     --------     --------
                              $399,574     $364,608     $297,245     $166,729     $160,552     $167,303
                              ========     ========     ========     ========     ========     ========

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNT)
--------------------------------------------------------------------------------

16.  FINANCIAL INSTRUMENTS:

     Fair value of Financial Instruments:

     The Company's significant financial instruments include cash and cash equivalents, short-and-long-term debt, current and noncurrent notes receivable, currency exchange agreements and guarantees.

     In evaluating the fair value of significant financial instruments, the Company generally uses quoted market prices of the same or similar instruments or calculates an estimated fair value on a discounted cash flow basis using the rates available for instruments with the same remaining maturities. As of April 29, 2000 and April 24, 1999, the fair value of financial instruments held by the Company approximated the recorded value.

     Foreign Currency Contracts:

     As of April 29, 2000 and April 24, 1999, the Company held currency and interest rate swap contracts to purchase certain foreign currencies totaling $139.4 million and $127.2 million, respectively. The Company also held separate currency and interest rate swap contracts to sell foreign currencies of $138.9 million and $134.4 million, respectively. Net unrealized gains and losses associated with the Company's foreign currency contracts were not material.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                               FIRST        SECOND       THIRD        FOURTH
                              QUARTER      QUARTER      QUARTER      QUARTER
                              --------     --------     --------     --------
YEAR ENDED APRIL 29, 2000

      Revenues                $ 92,174     $ 84,031     $ 90,507     $132,862
      Operating income        $ 28,302     $ 10,508     $ 14,719     $ 34,115
      Net income              $ 17,095     $  2,239     $    912     $ 17,513

YEAR ENDED APRIL 24, 1999

      Revenues                $ 84,036     $ 79,966     $ 89,403     $111,203
      Operating income        $ 22,488     $ 14,505     $ 20,118     $ 26,804
      Net income              $ 12,708     $  8,227     $ 11,506     $ 15,541

18.  GUARANTOR SUBSIDIARIES

     The Company's payment obligations under the Senior Subordinated Notes will be fully and unconditionally guaranteed on a joint and several basis by the following wholly-owned subsidiaries: 58 WW Food Corp.; Waist Watchers, Inc.; Weight Watchers Camps, Inc.; W.W. Camps and Spas, Inc.; Weight Watchers Direct, Inc.; W/W Twentyfirst Corporation; W.W. Weight Reduction Services,

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNT)
--------------------------------------------------------------------------------

Inc.; W.W.I. European Services Ltd.; W.W. Inventory Service Corp.; Weight Watchers North America, Inc.; Weight Watchers UK Holdings Ltd.; Weight Watchers International Holdings Ltd.; Weight Watchers (U.K.) Limited; Weight Watchers (Exercise) Ltd.; Weight Watchers (Accessories & Publications) Ltd.; Weight Watchers (Food Products) Limited; Weight Watchers New Zealand Limited; Weight Watchers International Pty Limited; Fortuity Pty Ltd; and Gutbusters Pty Ltd. (collectively, the "Guarantor Subsidiaries"). The obligations of each Guarantor Subsidiary under its guarantee of the Notes are subordinated to such subsidiary's obligations under its guarantee of the new senior credit facility.

     Presented below is condensed consolidating financial information for Weight Watchers International, Inc. ("Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (primarily companies incorporated in European countries other than the United Kingdom). In the Company's opinion, separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

     Investments in subsidiaries are accounted for by the Parent company on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investments in subsidiaries' accounts. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

             WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                              AS OF APRIL 29, 2000
                                 (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                          NON-
                                                           PARENT      GUARANTOR       GUARANTOR
Assets                                                    COMPANY     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                        ---------    --------------   -------------  ------------   -------------
Current Assets
  Cash and cash equivalents                           $    10,984     $     22,465      $   10,594    $         -    $    44,043
  Receivables, net                                          6,006            5,606           1,265              -         12,877
  Notes receivable, current                                 2,791                -               -              -          2,791
  Inventories                                                   -            7,827           1,501              -          9,328
  Prepaid expenses                                            748            6,240           1,372              -          8,360
  Deferred income taxes                                     2,846           (2,752)              -              -             94
  Due from related parties                                      -                -               -              -              -
  Intercompany receivables (payables)                     (32,114)          27,742           4,372              -              -
                                                        ----------    -------------   -------------  -------------   ------------
       Total current assets                                (8,739)          67,128          19,104              -          77,493

Investment in consolidated subsidiaries                   162,320                -               -        162,320               -
Property and equipment, net                                 1,809            3,974           1,218              -           7,001
Notes and other receivables, noncurrent                     7,045                -               -              -           7,045
Goodwill, net                                              25,833          125,977             755              -         152,565
Trademarks and other intangible assets, net                 1,960            5,193              10              -           7,163
Deferred income taxes                                      (9,854)          77,428               -              -          67,574
Deferred financing costs                                   14,749              (83)              -              -          14,666
Other noncurrent assets                                       163              365             172              -             700
                                                        ----------    -------------   -------------  -------------   ------------
      Total assets                                    $   195,286     $    279,982      $   21,259    $  (162,320)   $    334,207
                                                        ----------    -------------   -------------  =============  =============
Liabilities, Redeemable Preferred Stock and
Stockholders Equity (Deficit)
Current liabilities
  Short-term borrowings and line of credit            $         -     $          -      $        -    $         -               -
  Short-term borrowings due to related party                1,489                -               -              -           1,489
  Portion of long-term debt due within one year            13,250              870               -              -          14,120
  Accounts payable                                          1,438            9,084           1,840              -          12,362
  Salaries and wages                                        2,301            4,256           3,568              -          10,125
  Accrued interest                                          3,521              561               -              -           4,082
  Accrued restructuring costs                                   -            4,786               -              -           4,786
  Foreign currency contract payable                           486                -               -              -             486
  Other accrued liabilities                                 6,387            9,049           4,147              -          19,583
  Income taxes                                             (1,846)           5,965           2,667              -           6,786
  Deferred revenue                                              -            3,824             808              -           4,632
                                                        ----------    -------------   -------------  -------------     -----------
      Total current liabilities                            27,026           38,395          13,030              -          78,451

Long-term debt                                            374,598           85,912               -              -         460,510
Deferred income taxes                                       1,903              390             648              -           2,941
Other                                                           -                -             546              -             546
                                                        ----------    -------------   -------------  -------------    ------------
      Total long-term debt and other liabilities          376,501           86,302           1,194              -         463,997

Redeemable preferred stock                                 25,875            2,507             254         (2,761)         25,875
Stockholders' equity (deficit)                           (234,116)         152,778           6,781       (159,559)       (234,116)
                                                        ----------    -------------   -------------  -------------    ------------
      Total liabilities, redeemable preferred
        stock and stockholders' equity (deficit)      $   195,286     $    279,982    $     21,259    $  (162,320)     $  334,207
                                                        ==========    =============   =============  =============    ============



        The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                     SUPPLEMENT CONSOLIDATING BALANCE SHEET
                              AS OF APRIL 24, 1999
                                 (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                      NON-
                                                      PARENT       GUARANTOR       GUARANTOR
Assets                                               COMPANY      SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                    ----------     ----------     -----------       ------------    ------------
Current Assets
  Cash and cash equivalents                         $      (74)    $  12,376      $     7,213       $         -     $    19,515
  Receivables, net                                       5,134         4,364            1,905                 -          11,403
  Notes receivable, current                              3,266             -                -                 -           3,266
  Inventories                                                -         5,775            1,805                 -           7,580
  Prepaid expenses                                         856         4,588            2,154                 -           7,598
  Deferred income taxes                                  1,758        (1,949)           3,800                 -           3,609
  Due from related parties                               1,034           242          132,507                 -         133,783
  Intercompany receivables (payables)                  103,588      (107,373)           3,785                 -               -
                                                    ----------     ----------     -----------       ------------    -----------
      total current assets                             115,562       (81,977)         153,169                 -         186,754

Investment in consolidated subsidiaries                117,732             -                -          (117,732)              -
Property and equipment, net                              1,981         5,231            1,513                 -           8,725
Notes and other receivables, noncurrent                 10,295             -            8,870                 -          19,165
Goodwill, net                                           27,254       115,568              892                 -         143,714
Trademarks and other intangibles assets, net             2,355         5,745               13                 -           8,113
Deferred income taxes                                      (22)        4,155                -                 -           4,133
Deferred financing costs                                                   -                -                 -               -
Other noncurrent assets                                    138           510              182                 -             830
                                                    ----------     ----------     -----------       ------------    -----------
      Total Assets                                  $  275,295     $  49,232      $   164,639       $  (117,732)    $   371,434
                                                    ==========     ==========     ===========       ============    ===========

Liabilities and Parent Company's Investment

Current liabilities
  Short-term borrowings and line of credit          $        -     $       -       $    6,690        $        -      $    6,690
  Short-term borrowings due to related party            16,638          (388)               -                 -          16,250
  Portion of long-term debt due within one year          1,164             -                -                 -           1,164
  Accounts payable                                         631         9,192            2,887                 -          12,710
  Salaries and wages                                     4,189         7,096                -                 -          11,285
  Accrued interest                                       2,161             -               15                 -           2,176
  Accrued restructuring costs                                8         7,929             (247)                -           7,690
  Foreign currency contract payable                          -             -            7,169                 -           7,169
  Other accrued liabilities                              1,798         6,659            7,587                 -          16,044
  Income taxes                                         (11,168)       17,118            2,012                 -           7,962
  Deferred revenue                                           -         5,680              734                 -           6,414
                                                    ----------     ----------     -----------       ------------    -----------
      Total current liabilities                         15,421        53,286           26,847                 -          95,554

Long-term debt                                          15,500             -                -                 -          15,500
Deferred income taxes                                   (2,366)       10,338              256                 -           8,228
Other                                                        -         2,659              545                 -           3,204
                                                    ----------     ----------     -----------       ------------    -----------
      Total long-term debt and other liabilities        13,134        12,997              801                 -          26,932

Parent company's investment                            246,740       (17,051)         136,991          (117,732)        248,948
                                                    ----------     ----------     -----------       ------------    -----------
      Total liabilities
        and parent company's investment             $  275,295     $  49,232      $   164,639       $  (117,732)    $   371,434
                                                    ==========     ==========     ===========       ============    ===========




        The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED APRIL 29, 2000
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                         NON-
                                                       PARENT         GUARANTOR       GUARANTOR
                                                       COMPANY       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                     -----------    --------------  --------------  --------------   --------------



Revenues, net                                        $  32,836         $  300,215      $  66,523       $      -         $  399,574
Cost of revenues                                         4,911            155,251         41,227              -            201,389
                                                    -----------       ------------    -----------     ------------     ------------

  Gross profit                                          27,925            144,964         25,296              -            198,185

Marketing expense                                        7,417             35,707          8,329              -             51,453
Selling, general & administrative                       23,066             20,357          7,320              -             50,743
Transaction costs                                        8,247                 98            -                -              8,345
                                                    -----------       ------------    -----------     ------------     ------------

  Operating (loss) income                              (10,805)            88,802          9,647              -             87,644

Interest income                                          1,462              1,864          2,466              -              5,792
Interest expense                                       (29,104)            (6,471)        (1,296)             -            (36,871)
Other income (expense), net                             10,997               (151)          (495)             -             10,351
Equity in income of consolidated subsidiaries           44,441                -              -            (44,441)             -
Franchise commission income (loss)                      21,686            (18,500)        (3,186)             -                -
                                                    -----------       ------------    -----------     ------------     ------------


Income before income taxes and minority
  interest                                              38,677             65,544          7,136          (44,441)          66,916

Provision for income taxes                                 918             24,090          3,315              -             28,323
                                                    -----------       ------------    -----------     ------------     ------------

Income before minority interest                         37,759             41,454          3,821          (44,441)          38,593


Minority interest                                          -                  834            -                -                834
                                                    -----------       ------------    -----------     ------------     ------------

Net income                                          $   37,759         $   40,620      $   3,821       $  (44,441)      $   37,759
                                                    ===========       ============    ===========     ============     ============



    The accompanying notes are an integral part of the consolidated financial statements.

\

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED APRIL 24, 1999
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                         NON-
                                                       PARENT         GUARANTOR       GUARANTOR
                                                       COMPANY       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                     -----------    --------------  --------------  --------------   --------------



Revenues, net                                        $  42,288      $  257,202      $  65,118       $     -          $  364,608
Cost of revenues                                         3,685         135,095         40,145             -             178,925
                                                    -----------    ------------    -----------     ------------     ------------

  Gross profit                                          38,603         122,107         24,973             -             185,683

Marketing expense                                        8,815          35,381          8,660             -              52,856
Selling, general & administrative                       23,715          17,794          7,403             -              48,912
                                                    -----------    ------------    -----------     ------------     ------------

  Operating income                                       6,073          68,932          8,910             -              83,915

Interest income                                            615           5,096         10,938            (622)           16,027
Interest expense                                        (3,537)           (357)        (5,587)            622            (8,859)
Other (expense) income, net                             (1,930)         (3,361)            43             -              (5,248)
Equity in income of consolidated
  subsidiaries                                          37,310             -              -           (37,310)              -
Franchise commission income (loss)                       8,697          (6,072)        (2,625)            -                 -
                                                    -----------    ------------    -----------     ------------     ------------

Income before income taxes and
  minority interest                                     47,228          64,238         11,679         (37,310)           85,835


Provision for income taxes                               7,944          22,860          5,556             -              36,360
                                                    -----------    ------------    -----------     ------------     ------------

Income before minority interest                         39,284          41,378          6,123         (37,310)           49,475


Minority interest                                          -             1,108            385             -               1,493
                                                    -----------    ------------    -----------     ------------     ------------


Net income                                          $   39,284      $   40,270      $   5,738       $ (37,310)       $   47,982
                                                    ===========    ============    ===========     ============     ============


    The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED APRIL 25, 1998
                                 (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                           NON-
                                                           PARENT        GUARANTOR      GUARANTOR
                                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                         ============   ============   ============    ============   ============
Revenues, net                                            $    28,465    $   213,929    $   54,851      $       -     $   297,245
Cost of revenues                                               3,264        122,148        34,549              -         159,961
                                                         ------------   ------------   -----------     ----------    ------------
   Gross profit                                               25,201         91,781        20,302              -         137,284

Marketing expense                                              7,916         33,499         7,812              -          49,227
Selling, general & administrative                             21,154         16,578         6,335              -          44,067
                                                         ------------   ------------   -----------     ----------    ------------
   Operating (loss) income                                    (3,869)        41,704         6,155              -          43,990

Interest income                                                  831          2,297        10,641           (317)         13,452
Interest expense                                              (4,033)          (607)       (4,253)           317          (8,576)
Other expense net                                             (1,695)        (2,494)          (92)             -          (4,281)
Equity in income of consolidated subsidiaries                 16,837              -             -        (16,837)              -
Franchise commission income (loss)                             8,038         (5,984)       (2,054)             -               -
                                                         ------------   ------------   -----------     ----------    ------------

Income before income taxes and minority interest              16,109         34,916        10,397        (16,837)         44,585

(Benefit from) provision for income taxes                     (1,979)        16,355         5,593              -          19,969
                                                         ------------   ------------   -----------     ----------    ------------
Income before minority interest                               18,088         18,561         4,804        (16,837)         24,616

Minority interest                                                  -            629           216              -             845
                                                         ------------   ------------   -----------     ----------    ------------
Net income                                               $    18,088    $    17,932    $    4,588      $ (16,837)    $    23,771
                                                         ============   ============   ===========     ==========    ============


        The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW
                       FOR THE YEAR ENDED APRIL 29, 2000
                                 (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                           NON-
                                                           PARENT        GUARANTOR      GUARANTOR
                                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                         ============   ============   ============    ============   ============
Operating activities:
  Net income                                             $    37,759    $    40,620    $     3,821     $  (44,441)    $    37,759
  Adjustments to reconcile net income
    to cash provided by (used for)
    operating activities:
  Depreciation and amortization                                3,438          6,028            932              -          10,398
  Deferred tax provision (benefit)                            85,113        (82,422)         4,192              -           6,883
  Allowance for doubtful accounts                                352             29              4              -             385
  Reserve for inventory obsolescence                               -            (93)           (28)             -            (121)
  Other items, net                                                 -         (2,492)             -              -          (2,492)
  Changes in cash due to:
    Receivables                                                4,501         (1,353)         9,506              -          12,654
    Inventories                                                    -         (2,028)           332              -          (1,696)
    Prepaid expense                                              108         (1,691)           782              -            (801)
    Due from related parties                                 (15,149)           384              -              -         (14,765)
    Accounts payable                                             807         (1,272)        (1,047)             -          (1,512)
    Accrued liabilities                                        4,538         (1,845)         3,087              -           5,780
    Deferred revenue                                                         (1,827)            74                         (1,753)
    Income taxes                                               9,322        (10,811)           655              -            (834)
                                                         ------------   ------------   ------------    -----------    ------------
    Cash provided by (used for) operating  activities        130,789        (58,773)        22,310        (44,441)         49,885
                                                         ------------   ------------   ------------    -----------    ------------
Investing activities:
  Capital expenditures                                          (299)        (1,004)          (571)             -          (1,874)
  Acquisitions, net of cash acquired                               -              -              -              -               -
  Acquisitions of minority interest                                         (15,900)             -              -         (15,900)
  Other items, net                                            (2,067)           116             84              -          (1,867)
                                                         ------------   ------------   ------------    -----------    ------------
    Cash used for investing activities                        (2,366)       (16,788)          (487)             -         (19,641)
                                                         ------------   ------------   ------------    -----------    ------------
Financing activities:
  Net increase(decrease) in short-term borrowings                  -          1,235         (6,690)             -          (5,455)
  Parent company investment in subsidiaries                  (34,693)             -              -         34,693               -
  Proceeds from borrowings                                   404,260         87,000              -              -         491,260
  Repurchase of common stock                                (324,476)             -              -              -        (324,476)
  Payment of dividends                                        (2,797)        (3,120)        (4,494)         7,615          (2,796)
  Payments on long-term debt                                  (3,312)          (218)             -              -          (3,530)
  Deferred financing costs                                   (15,861)             -              -              -         (15,861)
  Net Parent (settlements) advances                         (138,998)        14,552         (7,175)           591        (131,030)
                                                         ------------   ------------   ------------    -----------    ------------
    Cash (used for) provided by financing activities        (115,877)        99,449        (18,359)        42,899           8,112
                                                         ------------   ------------   ------------    -----------    ------------
Effect of exchange rate changes on cash equivalents           (1,488)       (13,799)           (83)         1,542         (13,828)
Net increase in cash equivalents                              11,058         10,089          3,381              -          24,528
Cash and cash equivalents, beginning of year                     (74)        12,376          7,213              -          19,515
                                                         ------------   ------------   ------------    -----------    ------------
Cash and cash equivalents, end of year                   $    10,984    $    22,465    $    10,594     $        -     $    44,043
                                                         ============   ============   ============    ===========    ============

        The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW
                       FOR THE YEAR ENDED APRIL 24, 1999
                                 (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                           NON-
                                                           PARENT        GUARANTOR      GUARANTOR
                                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                         ============   ============   ============    ============   ============
Operating activities:
  Net income                                             $   39,284     $    40,270    $   5,738       $  (37,310)    $    47,982
  Adjustments to reconcile net income
    to cash provided by (used for)
    operating activities:
  Depreciation and amortization                               2,378           6,609          599              -             9,586
  Deferred tax provision                                      1,735           4,345        3,199              -             9,279
  Allowance for doubtful accounts                               (84)            (30)          (4)             -              (118)
  Reserve for inventory obsolescence                             -            2,528           (3)             -             2,525
  Other items, net                                               -              153         (115)             -                38
  Changes in cash due to:
    Receivables                                              (7,219)          1,378       (1,200)             -            (7,041)
    Inventories                                                  -           (2,476)          25              -            (2,451)
    Prepaid expense                                             (20)         (1,141)        (293)             -            (1,454)
    Due from related parties                                 38,317         (35,394)         770              -             3,693
    Accounts payable                                           (288)          3,698         (327)             -             3,083
    Accrued liabilities                                       1,003          (2,572)      (8,507)             -           (10,076)
    Deferred revenue                                             -           (1,450)         734                             (716)
    Income taxes                                            (36,393)         38,362        1,602              -             3,571
                                                         ------------   ------------   ------------    -----------    ------------
    Cash provided by operating activities                    38,713          54,280        2,218          (37,310)         57,901
                                                         ------------   ------------   ------------    -----------    ------------
Investing activities:
  Capital expenditures                                        (271)          (1,612)        (591)             -            (2,474)
  Other items, net                                            (278)            (286)          (1)             -              (565)
                                                         ------------   ------------   ------------    -----------    ------------
    Cash used for investing activities                        (549)          (1,898)        (592)             -            (3,039)
                                                         ------------   ------------   ------------    -----------    ------------
Financing activities:
  Net increase (decrease) in short-term borrowings              -             1,262         (406)             -               856
  Payment of dividends                                      (5,435)         (14,446)      (3,670)          13,183         (10,368)
  Payments on long-term debt                                (1,081)             -            -                -            (1,081)
  Net Parent (settlements) advances                        (31,483)         (32,903)       3,316           23,994         (37,076)
                                                         ------------   ------------   ------------    -----------    ------------
  Cash used for financing activities                       (37,999)         (46,087)        (760)          37,177         (47,669)
                                                         ------------   ------------   ------------    -----------    ------------
Effect of exchange rate changes on cash and cash
equivalents                                                   (135)             281          214              133             493
Net increase in cash and cash equivalents                       30            6,576        1,080              -             7,686
Cash and cash equivalents, beginning of year                  (104)           5,800        6,133              -            11,829
                                                         ------------   ------------   ------------    -----------    ------------
Cash and cash equivalents, end of year                   $     (74)     $    12,376        7,213       $      -       $    19,515
                                                         ============   ============   ============    ===========    ============

        The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW
                       FOR THE YEAR ENDED APRIL 25, 1998
                                 (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                           NON-
                                                           PARENT        GUARANTOR      GUARANTOR
                                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                         ============   ============   ============    ============   ============
Operating activities:
  Net income                                             $    18,088    $   17,932     $     4,588     $  (16,837)    $    23,771
  Adjustments to reconcile net income
    to cash provided by (used for)
    operating activities:
  Depreciation and amortization                                2,390         5,764             621              -           8,775
  Deferred tax provision                                       1,628        10,463           3,472              -          15,563
  Allowance for doubtful accounts                                 66          (209)            -                -            (143)
  Reserve for inventory obsolescence                             -          (3,489)            -                -          (3,489)
  Other items, net                                              (120)          139             396              -             415
  Change in cash due to:
    Receivables                                                  380        (3,069)            341              -          (2,348)
    Inventories                                                  -             982            (318)             -             664
    Prepaid expense                                             (298)        2,091             120              -           1,913
    Due from related parties                                  (5,092)        1,546          (5,064)             -          (8,610)
    Accounts payable                                             (45)       (3,024)            819              -          (2,250)
    Accrued liabilities                                       (1,311)       (5,849)          6,746              -            (414)
    Deferred revenue                                             -           1,872             -                -           1,872
    Income taxes                                              12,315       (10,428)         (1,240)             -             647
                                                         ------------   ------------   ------------    -----------    ------------
    Cash provided by operating activities                     28,001        14,721          10,481        (16,837)         36,366
                                                         ------------   ------------   ------------    -----------    ------------
Investing activities:
  Capital expenditures                                          (170)       (2,539)           (680)             -          (3,389)
  Acquisitions, net of cash acquired                            -           (1,007)           (405)                        (1,412)
  Other items, net                                              (627)          521             (15)             -            (121)
                                                         ------------   ------------   ------------    -----------    ------------
    Cash used for investing activities                          (797)       (3,025)         (1,100)             -          (4,922)
                                                         ------------   ------------   ------------    -----------    ------------
Financing activities:
  Net decrease in short-term borrowings                       (1,250)         (133)           (791)             -          (2,174)
  Payment of dividends                                        (5,949)       (8,378)         (1,145)         7,002          (8,470)
  Payments on long-term debt                                   2,382        (3,750)             -               -          (1,368)
  Net Parent (settlements) advances                          (21,818)          (42)         (6,373)         9,603         (18,630)
                                                         ------------   ------------   ------------    -----------    ------------
  Cash used for financing activities                         (26,635)      (12,303)         (8,309)        16,605         (30,642)
                                                         ------------   ------------   ------------    -----------    ------------
Effect of exchange rate changes on cash and cash
equivalents                                                    (229)           689            (736)           232             (44)
Net increase in cash and cash equivalents                       340             82             336              -             758
Cash and cash equivalents, beginning of year                   (444)         5,718           5,797              -          11,071
                                                         ------------   ------------   ------------    -----------    ------------
Cash and cash equivalents, end of year                   $     (104)    $    5,800     $     6,133     $        -     $    11,829
                                                         ============   ============   ============    ===========    ============

        The accompanying notes are an integral part of the consolidated financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
  Weight Watchers International, Inc.:

In our opinion, the consolidated financial statements and financial statement schedule listed in the Index appearing under Item 14(a) (1) and (2) on page F-1 present fairly, in all material respects, the financial position of Weight Watchers International, Inc. and its subsidiaries at April 29, 2000 and April 24, 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statement in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
July 10, 2000
Melville, New York

                      WEIGHT WATCHERS INTERNATIONAL, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                          COLUMN B             COLUMN C            COLUMN D             COLUMN E
                                         ----------           ---------          -------------         ----------
         COLUMN A                                             ADDITIONS
                                                              ---------
                                                               CHARGED
                                         BALANCE AT           TO COSTS                                 BALANCE AT
                                         BEGINNING              AND                                      END OF
       DESCRIPTION                       OF PERIOD            EXPENSES           DEDUCTIONS(1)           PERIOD
       -----------                       ----------          ---------          -------------          ----------
YEAR ENDED APRIL 29, 2000..............
  Allowance for doubtful accounts......   $  994             $    (385)            $                      $   609
  Inventory reserves...................    1,436                 3,360                 (3,329)              1,557

YEAR ENDED APRIL 24, 1999..............
  Allowance for doubtful accounts......   $  876             $     118                                    $   994
  Inventory reserves...................    3,961                 3,910             $   (6,435)              1,436

YEAR ENDED APRIL 25, 1998..............
  Allowance for doubtful accounts......   $  733             $     143                                    $   876
  Inventory reserves...................      472                 4,505             $   (1,016)              3,961

------------
(1) Primarily represents the utilization of established reserves, net of recoveries

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned, thereunto duly authorized.


                                    WEIGHT WATCHERS INTERNATIONAL, INC.
Date: July 28, 2000

                                By: /s/ LINDA HUETT
                                    --------------------------------------------
                                    Linda Huett
                                    President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: July 28, 2000             By: /s/ Linda Huett
                                    --------------------------------------------
                                    Linda Huett
                                    President and Director
                                    (Principal Executive Officer)

Date: July 28, 2000             By: /s/ THOMAS S. KIRITSIS
                                    --------------------------------------------
                                    Thomas S. Kiritsis
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date: July 28, 2000             By: /s/ RAYMOND DEBBANE
                                    --------------------------------------------
                                    Raymond Debbane
                                    Director

Date: July 28, 2000             By: /s/ JONAS M. FAIGENBAUM
                                    --------------------------------------------
                                    Jonas M. Faigenbaum
                                    Director

Date: July 28, 2000             By: /s/ KENT Q. KREH
                                    --------------------------------------------
                                    Kent Q. Kreh
                                    Director

Date: July 28, 2000             By: /s/ SACHA LAINOVIC
                                    --------------------------------------------
                                    Sacha Lainovic
                                    Director

Date: July 28, 2000             By: /s/ RICHARD PENN
                                    --------------------------------------------
                                    Richard Penn
                                    Director

Date: July 28, 2000             By: /s/ CHRISTOPHER J. SOBECKI
                                    --------------------------------------------
                                    Christopher J. Sobecki
                                    Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
**2       -    Recapitalization and Stock Purchase Agreement, dated July 22,
               1999, among Weight Watchers International, Inc., H.J. Heinz
               Company and Artal International S.A. is incorporated herein by reference to Exhibit 2 filed with Amendment No. 1 to the
               Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**3.1     -    Amended and Restated Articles of Incorporation of Weight Watchers
               International, Inc. is incorporated herein by reference to
               Exhibit 3.1 filed with Amendment No. 1 to the Registrant's
               Registration Statement on Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.2     -    Amended and Restated By-laws of Weight Watchers International,
               Inc. is incorporated herein by reference to Exhibit 3.2 filed with Amendment No. 1 to the Registrant's Registration Statement
               on Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.3     -    Certificate of Incorporation of 58 WW Food Corp. is incorporated herein by reference to Exhibit 3.3 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**3.4     -    By-laws of 58 WW Food Corp. is incorporated herein by reference to Exhibit 3.4 filed with Amendment No. 1 to the Registrant's
               Registration Statement on Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.5     -    Certificate of Incorporation of Waist Watchers, Inc. is
               incorporated herein by reference to Exhibit 1 filed with
               Amendment No. 3.5 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.6     -    By-laws of Waist Watchers, Inc. is incorporated herein by
               reference to Exhibit 3.6 filed with Amendment No. 1 to the
               Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**3.7     -    Certificate of Incorporation of Weight Watchers Camps, Inc. is
               incorporated herein by reference to Exhibit 3.7 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.8     -    By-laws of Weight Watchers Camps, Inc. is incorporated herein by reference to Exhibit 3.8 filed with Amendment No. 1 to the
               Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**3.9     -    Certificate of Incorporation of W.W. Camps and Spas, Inc. is
               incorporated herein by reference to Exhibit 3.9 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.10    -    By-laws of W.W. Camps and Spas, Inc. is incorporated herein by reference to Exhibit 3.10 filed with Amendment No. 1 to the
               Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**3.11    -    Certificate of Incorporation of Weight Watchers Direct, Inc. is
               incorporated herein by reference to Exhibit 3.11 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.12    -    By-laws of Weight Watchers Direct, Inc. is incorporated herein by reference to Exhibit 3.12 filed with Amendment No. 1 to the
               Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**3.13    -    Certificate of Incorporation of W/W Twentyfirst Corporation is
               incorporated herein by reference to Exhibit 3.13 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.14    -    By-laws of W/W Twentyfirst Corporation is incorporated herein by reference to Exhibit 3.14 filed with Amendment No. 1 to the
               Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**3.15    -    Certificate of Incorporation of W.W. Weight Reduction Services,
               Inc. is incorporated herein by reference to Exhibit 3.15 filed with Amendment No. 1 to the Registrant's Registration Statement
               on Form S-4 (File No. 333-92005) as filed on March 2, 2000.

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
**3.16    -    By-laws of W.W. Weight Reduction Services, Inc. is incorporated herein by reference to Exhibit 3.16 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**3.17    -    Certificate of Incorporation of W.W.I. European Services, Ltd. is
               incorporated herein by reference to Exhibit 3.17 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.18    -    By-laws of W.W.I. European Services, Ltd. is incorporated herein by reference to Exhibit 3.18 filed with Amendment No. 1 to the
               Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**3.19    -    Certificate of Incorporation of W.W. Inventory Service Corp. is
               incorporated herein by reference to Exhibit 3.19 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.20    -    By-laws of W.W. Inventory Service Corp. is incorporated herein by reference to Exhibit 3.20 filed with Amendment No. 1 to the
               Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**3.21    -    Certificate of Incorporation of Weight Watchers North America,
               Inc. is incorporated herein by reference to Exhibit 3.21 filed with Amendment No. 1 to the Registrant's Registration Statement
               on Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.22    -    By-laws of Weight Watchers North America, Inc. is incorporated herein by reference to Exhibit 3.22 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**3.23    -    Certificate of Incorporation and Memorandum and Articles of
               Association of Weight Watchers UK Holdings Ltd. is incorporated herein by reference to Exhibit 3.23 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**3.24    -    Certificate of Incorporation and Memorandum and Articles of
               Association of Weight Watchers International Holdings Ltd. is
               incorporated herein by reference to Exhibit 3.24 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.25    -    Certificate of Incorporation and Memorandum and Articles of
               Association of Weight Watchers (U.K.) Limited is incorporated herein by reference to Exhibit 3.25 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**3.26    -    Certificate of Incorporation and Memorandum and Articles of
               Association of Weight Watchers (Accessories & Publications) Ltd.
               is incorporated herein by reference to Exhibit 3.26 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.27    -    Certificate of Incorporation and Memorandum and Articles of
               Association of Weight Watchers (Food Products) Limited is
               incorporated herein by reference to Exhibit 3.27 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.28    -    Certificate of Incorporation and Constitution of Weight Watchers
               New Zealand Limited is incorporated herein by reference to
               Exhibit 3.28 filed with Amendment No. 1 to the Registrant's
               Registration Statement on Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.29    -    Certificate of Registration and Memorandum and Articles of
               Association of Weight Watchers International Pty Limited is
               incorporated herein by reference to Exhibit 3.29 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.30    -    Certificate of Registration and Memorandum and Articles of
               Association of Fortuity Pty Ltd. is incorporated herein by reference to Exhibit 3.30 filed with Amendment No. 1 to the
               Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**3.31    -    Certificate of Registration and Memorandum and Articles of
               Association of Gutbusters Pty Ltd. is incorporated herein by reference to Exhibit 3.31 filed with Amendment No. 1 to the
               Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**4.1     -    Dollar Securities Indenture, dated as of September 29, 1999, between Weight Watchers International, Inc. and Norwest Bank
               Minnesota, National Association is incorporated herein by
               reference to Exhibit 4.1 filed with Amendment No. 1 to the
               Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**4.2     -    Guarantee Agreement, dated as of March 3, 2000, given by 58 WW
               Food Corp., Waist Watchers, Inc., Weight Watchers Camps and Spas,
               Inc., Weight Watchers Direct, Inc., W/W Twentyfirst Corporation,
               W.W. Weight Reductions Services, Inc., W.W.I. European Services,
               Ltd., W.W. Inventory Service Corp., Weight Watchers

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
               North America, Inc., Weight Watchers UK Holdings Ltd., Weight
               Watchers International Holdings, Ltd., Weight Watchers U.K.
               Limited , Weight Watchers (Accessories & Publications) Ltd.,
               Weight Watchers (Food Products) Limited, Weight Watchers New
               Zealand Limited, Weight Watchers International Pty Limited,
               Fortuity Pty Ltd. and Gutbusters Ltd. is incorporated herein by reference to Exhibit 4.2 filed with Amendment No. 1 to the
               Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**4.3     -    Euro Securities Indenture, dated as of September 29, 1999, between Weight Watchers International Inc. and Norwest Bank
               Minnesota, National Association is incorporated herein by
               reference to Exhibit 4.3 filed with Amendment No. 1 to the
               Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**4.4     -    Guarantee Agreement, dated as of March 3, 2000, given by 58 WW
               Food Corp., Waist Watchers, Inc., Weight Watchers Camps and Spas,
               Inc., Weight Watchers Direct, Inc., W/W Twentyfirst Corporation,
               W.W. Weight Reductions Services, Inc., W.W.I. European Services,
               Ltd., W.W. Inventory Service Corp., Weight Watchers North
               America, Inc., Weight Watchers UK Holdings Ltd., Weight Watchers
               International Holdings, Ltd., Weight Watchers U.K. Limited ,
               Weight Watchers (Accessories & Publications) Ltd., Weight
               Watchers (Food Products) Limited, Weight Watchers New Zealand
               Limited, Weight Watchers International Pty Limited, Fortuity Pty
               Ltd. and Gutbusters Ltd. is incorporated herein by reference to
               Exhibit 4.4 filed with Amendment No. 1 to the Registrant's
               Registration Statement on Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**10.1    -    Credit Agreement, dated as of September 29, 1999, among Weight
               Watchers International, Inc., WW Funding Corp., Credit Suisse
               First Boston, BHF (USA) Capital Corporation, The Bank of Nova
               Scotia and various financial institutions is incorporated herein by reference to Exhibit 10.1 filed with Amendment No. 1 to the
               Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**10.2    -    Preferred Stock Stockholders' Agreement, dated as of September
               29, 1999, among Weight Watchers International, Inc., Artal
               Luxembourg S.A. and H.J. Heinz Company is incorporated herein by reference to Exhibit 10.2 filed with Amendment No. 1 to the
               Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**10.3    -    Stockholders' Agreement, dated as of September 29, 1999, among
               Weight Watchers International, Inc., Artal Luxembourg S.A. and
               H.J. Heinz Company is incorporated herein by reference to Exhibit
               10.3 filed with Amendment No. 1 to the Registrant's Registration
               Statement on Form S-4 (File No. 333-92005) as filed on March 2,
               2000.

**10.4    -    License Agreement, dated as of September 29, 1999, between WW
               Foods, LLC and Weight Watchers International, Inc. is
               incorporated herein by reference to Exhibit 10.4 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**10.5    -    License Agreement, dated as of September 29, 1999, between Weight
               Watchers International, Inc. and H.J. Heinz Company is
               incorporated herein by reference to Exhibit 10.5 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**10.6    -    License Agreement, dated as of September 29, 1999, between WW
               Foods, LLC and H.J. Heinz Company is incorporated herein by reference to Exhibit 10.6 filed with Amendment No. 1 to the
               Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**10.7    -    LLC Agreement, dated as of September 29, 1999, between H.J. Heinz
               Company and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.7 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**10.8    -    Operating Agreement, dated as of September 29, 1999, between
               Weight Watchers International, Inc. and H.J. Heinz Company is
               incorporated herein by reference to Exhibit 10.8 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**10.9    -    Subscription Agreement, dated as of September 29, 1999, among
               WeightWatchers.com, Inc., Weight Watchers International, Inc.,
               Artal Luxembourg S.A. and H.J. Heinz Company is incorporated herein by reference to Exhibit 10.9 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**10.10   -    Registration Rights Agreement, dated September 29, 1999, among
               WeightWatchers.com, Weight Watchers International, Inc., H.J.
               Heinz Company and Artal Luxembourg S.A. is incorporated herein by reference to Exhibit 10.10 filed with Amendment No. 1 to the
               Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

**10.11   -    Stockholders' Agreement, dated September 29, 1999, among
               WeightWatchers.com, Weight Watchers

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
               International, Inc., Artal Luxembourg S.A., H.J. Heinz Company is
               incorporated herein by reference to Exhibit 10.11 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**10.12   -    Letter Agreement, dated as of September 29, 1999, between Weight
               Watchers International, Inc. and The Invus Group, Ltd. is
               incorporated herein by reference to Exhibit 10.12 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**10.13   -    Agreement of Lease, dated as of August 1, 1995, between
               Industrial & Research Associates Co. and Weight Watchers
               International, Inc. is incorporated herein by reference to
               Exhibit 10.13 filed with Amendment No. 1 to the Registrant's
               Registration Statement on Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**10.14   -    Lease Agreement, dated as of April 1, 1997, between Junto
               Investments and Weight Watchers North America, Inc. is
               incorporated herein by reference to Exhibit 10.14 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**10.15   -    Lease Agreement, dated as of August 31, 1995, between 89 State
               Line Limited Partnership and Weight Watchers North America, Inc.
               is incorporated herein by reference to Exhibit 10.15 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**10.16   -    Employment Agreement, dated as of August 30, 1996, between Weight
               Watchers International, Inc. and Robert Mallow is incorporated herein by reference to Exhibit 10.16 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.
               333-92005) as filed on March 2, 2000.

 *10.17   -    Weight Watchers Savings Plan, dated as of October 3, 1999.

 *10.18   -    Weight Watchers Executive Profit Sharing Plan, dated as of
               October 4, 1999.

 *10.19   -    1999 Stock Purchase and Option Plan of Weight Watchers
               International, Inc. and Subsidiaries.

 *10.20   -    WeightWatchers.com Stock Incentive Plan of Weight Watchers
               International, Inc. and Subsidiaries.

 *10.21   -    Warrant Agreement, dated as of November 24, 1999 between
               WeightWatchers.com, Inc. and Weight Watchers International, Inc.

 *10.22   -    Warrant Certificate Weightwatchers.com, Inc. No. 01, dated
               November 24, 1999.

 *12.1    -    Computation of Ratio of Earnings to Fixed Charges.

 *12.2    -    Computation of Pro Forma Ratio of Earnings to Fixed Charges.

**21      -    Subsidiaries of Weight Watchers International, Inc. is
               incorporated herein by reference to Exhibit 21 filed with
               Amendment No. 1 to the Registrant's Registration Statement on
               Form S-4 (File No. 333-92005) as filed on March 2, 2000.

 *27      -    Financial Data Schedules.


     *    Filed herewith.

     **   Previously filed.