Form 10-Q
period 2000-07-29
WEIGHT WATCHERS INTERNATIONAL INC
filed 2000-09-12
CIK 105319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year ended July 29, 2000

                          Commission File no 000-03389
                                            -----------

                       WEIGHT WATCHERS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


Virginia                                           11-6040273
----------------------------------          ----------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


             175 Crossways Park West, Woodbury, New York 11797-2055
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:    (516) 390-1400
                                                       ---------------------

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

       The number of common shares outstanding as of July 29, 2000 was 23,800,000.


                        PART I - - FINANCIAL INFORMATION

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX
--------------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION                                                          PAGE NO.
------------------------------                                                          --------
Item 1.  Financial Statements

Unaudited Consolidated Balance Sheets as of  July 29, 2000 and
   April 29, 2000                                                                             2

Unaudited Consolidated Statements of Operations and Comprehensive
   Income for the three months ended July 29, 2000 and July 24, 1999                          3

Unaudited Consolidated Statements of Cash Flows for the three months
   ended July 29, 2000 and July 24, 1999                                                      4

Notes to Unaudited Consolidated Financial Statements                                         5-13

Item 2.  Management's Discussion and Analysis of Financial Condition                        14-15
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         16-18


Part II. OTHER INFORMATION                                                                  18-19
---------------------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters To a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                           2
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                    JULY 29,          APRIL 29,
ASSETS                                                                                                2000              2000

                                                                                                            (UNAUDITED)

Current assets
     Cash and cash equivalents                                                                     $   57,166        $   44,043
     Receivables, net                                                                                   8,321            12,877
     Notes receivable, current                                                                          3,111             2,791
     Inventories                                                                                       10,945             9,328
     Prepaid expenses, other                                                                            8,130             8,454
                                                                                                   ----------        ----------
              Total current assets                                                                     87,673            77,493

Property and equipment, net                                                                             6,595             7,001
Notes and other receivables, noncurrent                                                                 6,680             7,045
Goodwill, net                                                                                         151,139           152,565
Trademarks and other intangible assets, net                                                             7,024             7,163
Deferred income taxes                                                                                  68,268            67,574
Deferred financing costs, other                                                                        15,028            15,366
                                                                                                   ----------        ----------
              Total assets                                                                         $  342,407        $  334,207
                                                                                                   ==========        ==========
LIABILITIES, REDEEMABLE PREFERRED STOCK  AND
STOCKHOLDERS' DEFICIT

Current liabilities
     Short-term borrowings due to related party                                                    $    1,707        $    1,489
     Portion of long-term debt due within one year                                                     14,120            14,120
     Accounts payable                                                                                   7,675            12,362
     Accrued liabilities                                                                               41,537            39,062
     Income taxes                                                                                       8,759             6,786
     Deferred revenue                                                                                   4,596             4,632
                                                                                                   ----------        ----------
              Total current liabilities                                                                78,394            78,451
Long-term debt                                                                                        458,200           460,510
Deferred income taxes                                                                                   2,569             2,941
Other                                                                                                     312               546
                                                                                                   ----------        ----------
              Total long-term debt and other liabilities                                              461,081           463,997

Redeemable preferred stock                                                                             26,250            25,875

Stockholders' deficit
     Common stock, par value $0 per share, 23,800 shares authorized, issued and outstanding                 -                 -
     Accumulated deficit                                                                             (219,978)         (231,663)
     Accumulated other comprehensive loss                                                              (3,340)           (2,453)
                                                                                                   ----------        ----------
                   Total stockholders' deficit                                                       (223,318)         (234,116)
                                                                                                   ----------        ----------

              Total liabilities, redeemable preferred stock, and stockholders' deficit             $  342,407        $  334,207
                                                                                                   ==========        ==========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                           3
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                           THREE MONTHS ENDED
                                                                     ----------------------------
                                                                      JULY 29,          JULY 24,
                                                                        2000             1999

                                                                              (UNAUDITED)

Revenues, net                                                        $  103,542        $   92,174
Cost of revenues                                                         47,786            42,709
                                                                     ----------        ----------
              Gross profit                                               55,756            49,465
Marketing expenses                                                       10,085             8,769
Selling, general and administrative expenses                             11,419            12,394
                                                                     ----------        ----------
              Operating income                                           34,252            28,302

Interest income                                                             881             3,124
Interest expense                                                         14,976             1,454
Other expenses, net                                                       4,260             1,165
                                                                     ----------        ----------
              Income before income taxes and minority interest           15,897            28,807

Provision for income taxes                                                3,833            11,338
                                                                     ----------        ----------
              Income before minority interest                            12,064            17,469

Minority interest                                                            95               374
                                                                     ----------        ----------

Net income                                                               11,969            17,095

Other comprehensive income:
     Foreign currency translation adjustment                               (887)            9,946
                                                                     ----------        ----------

Comprehensive income                                                 $   11,082        $   27,041
                                                                     ==========        ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                           4
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                        THREE MONTHS ENDED
                                                                   ---------------------------
                                                                    JULY 29,          JULY 24,
                                                                      2000              1999

                                                                            (UNAUDITED)

Operating activities:
     Net income                                                    $   11,969        $   17,095
     Adjustments to reconcile net income
         to cash provided by operating activities:
     Depreciation and amortization                                      2,921             2,301
     Deferred tax provision (benefit)                                  (1,068)              382
     Accounting for equity investment                                   6,800                 -
     Allowance for doubtful accounts                                       66              (200)
     Reserve for inventory obsolescence                                   641             1,020
     Other items, net                                                    (803)             (129)
     Changes in cash due to:
         Receivables                                                    2,535             5,398
         Inventories                                                   (2,255)           (1,141)
         Prepaid expense                                                  326               472
         Due to related parties                                           218           132,601
         Accounts payable                                              (2,249)           (4,246)
         Accrued liabilities                                            2,480            (3,308)
         Deferred revenue                                                 (37)           (4,160)
         Income taxes                                                   1,945             2,021
                                                                   ----------        ----------
         Cash provided by operating activities                         23,489           148,106
                                                                   ----------        ----------

Investing activities:
     Capital expenditures                                                (445)             (301)
     Advances to equity investment                                     (4,800)                -
     Other items, net                                                     178                81
                                                                   ----------        ----------
         Cash used for investing activities                            (5,067)             (220)
                                                                   ----------        ----------

Financing activities:
     Net decrease in short-term borrowings                             (2,435)           (8,059)
     Payment of dividends                                                   -            (1,923)
     Payments on long-term debt                                        (3,530)                -
     Net Parent (settlements) advances                                     93          (130,345)
                                                                   ----------        ----------
         Cash used for financing activities                            (5,872)         (140,327)
                                                                   ----------        ----------

Effect of exchange rate changes on cash and cash equivalents              573            (1,040)
Net increase in cash and cash equivalents                              13,123             6,519
Cash and cash equivalents, beginning of period                         44,043            19,515
                                                                   ----------        ----------

Cash and cash equivalents, end of period                           $   57,166        $   26,034
                                                                   ==========        ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                           5
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.     GENERAL

       The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and Subsidiaries (the "Company"). The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. This report should be read in conjunction with the Company's annual report filed on Form 10K for the fiscal year ending April 29, 2000.

2.     RECAPITALIZATION

       On September 29, 1999, the Company effected a recapitalization and stock purchase agreement, (the "Transaction") with its former parent, H.J. Heinz Company ("Heinz"). The Company redeemed shares of common stock from Heinz for $349.5 million. The $349.5 million consisted of $324.5 million of cash and $25.0 million of the Company's redeemable Series A Preferred Stock. After the redemption, Artal Luxembourg S.A. purchased 94% of the Company's remaining common stock from Heinz for $223.7 million. The Transaction was financed through borrowings under credit facilities amounting to approximately $237.0 million and by issuing Senior Subordinated Notes amounting to $255.0 million, due 2009. The balance of the borrowings was utilized to refinance debt incurred prior to the Transaction relating to the transfer of ownership and acquisition of the minority interest in the Weight Watchers businesses that operate in Australia and New Zealand. The acquisition of the minority interest resulted in approximately $15.9 million of goodwill. In connection with the Transaction, the Company incurred approximately $8.3 million in transaction costs and $15.9 million in deferred financing costs. For U.S. Federal and State tax purposes, the Transaction is being treated as a taxable sale under Section 338(h)(10) of the Internal Revenue Code of 1986 as amended. As a result, for tax purposes, the Company will record a step-up in the tax basis of net assets. For financial reporting purposes, a valuation allowance of approximately $72.1 million had been established against the corresponding deferred tax asset as management has concluded it is more likely than not that this amount will not be utilized to reduce future tax payments.


3.     RECENTLY ISSUED ACCOUNTING STANDARDS:

       In June 1998, the FASB issued SFAS No. 133, "Accounting for the Derivative Instruments and Hedging Activities". This statement established accounting and reporting standards for derivative instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No.137, "Accounting for Derivative instruments and Hedging Activities-Deferral of the Effective Date of Statement 133, "which postponed to the adoption date of SFAS No. 133. As such, the Company is not required to adopt the statement until fiscal year ended 2002. The Company does not believe this standard will have material impact on its financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                           6
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


4.     LONG-TERM DEBT

       In connection with the Transaction, the Company entered into a credit facility ("Credit Facility") with The Bank of Nova Scotia, Credit Suisse First Boston and certain other lenders providing (i) a $75.0 million term loan A facility ("Term Loan A"), (ii) a $75.0 million term loan B facility ("Term Loan B"), (iii) an $87.0 million transferable loan certificate ("TLC") and (iv) a revolving credit facility with borrowings up to $30.0 million ("Revolving Credit Facility"). Borrowings under the Credit Facility are paid quarterly and initially bear interest at a rate equal to LIBOR plus (a) in the case of Term Loan A and the Revolving Credit Facility, 3.25% or, at the Company's option, the alternate base rate, as defined, plus 2.25% or (b) in the case of Term Loan B and the TLC, 4.00% or, at the Company's option, the alternate base rate plus 3.00%. At July 29, 2000, the interest rates were 9.745% for Term Loan A and 10.870% for Term Loan B and the TLC. Borrowings under Term Loan A and the Revolving Credit Facility mature in six years and Term Loan B and the TLC mature in seven years. Assets of the Company collateralize the Credit Facility. In addition, the Company issued $150.0 million USD denominated and 100.0 million EUR denominated principal amount of 13% Senior Subordinated Notes due 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A. At July 29, 2000, the 100.0 million EUR notes translated into $92.4 million USD denominated equivalent. The impact of the change in foreign exchange rates related to euro denominated debt are reflected in the income statement. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year, commencing April 1, 2000. The Company uses interest rate swaps and foreign currency forward contracts in association with its debt. The Notes are uncollateralized senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Credit Facility. Each of the aforementioned debt facilities contains restrictive covenants and requires the Company to maintain certain financial ratios, as defined.

The aggregate amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:

                                (IN THOUSANDS)

 2001                            $   10,590
 2002                                14,120
 2003                                14,120
 2004                                14,120
 2005                                15,683
 2006 and thereafter                403,687
                                 ----------

                                 $  472,320
                                 ==========

5.     WEIGHT WATCHERS.COM NOTE

       The Company has agreed to advance to WeightWatchers.com up to an aggregate principal amount of $10.0 million at any time or from time to time prior to October 31, 2000. The unpaid principal amount under the note will bear interest at a rate of 11% per year. All principal and interest

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                           7
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


       outstanding under the note will be payable on December 30, 2000. The note may be prepaid at any time, in whole or in part, without premium or penalty. As of July 29, 2000, the Company has advanced WeightWatchers.com $6.8 million pursuant to the note. The $6.8 million in advances were classified in Other expenses, net.

6.     LEGAL

       Due to the nature of its activities, the Company is, at times, subject to pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of such matters will not have a material effect on the consolidated financial statements.

7.     GUARANTOR SUBSIDIARIES

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

       The following presentations are consolidating financial information for Weight Watchers International, Inc. ("Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (primarily companies incorporated in European countries other than the United Kingdom). In the Company's opinion, separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

       Investments in subsidiaries are accounted for by the Parent Company on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investments in subsidiaries' accounts. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                           8
SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
AS OF JULY 29, 2000
(IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                                             NON-
                                                                PARENT     GUARANTOR      GUARANTOR
ASSETS                                                         COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                             -----------  ------------  ------------  ------------  ------------
Current assets
     Cash and cash equivalents                                 $  19,088     $  27,037    $  11,041    $       -     $  57,166
     Receivables, net                                              3,411         3,819        1,091            -         8,321
     Notes receivable, current                                     3,111             -            -            -         3,111
     Inventories                                                       -         9,758        1,187            -        10,945
     Prepaid expenses, other                                       3,181         3,321        1,628            -         8,130
     Intercompany receivables (payables)                         (41,748)       39,670        2,078            -             -
                                                               ---------     ---------    ---------    ---------     ---------
              Total current assets                               (12,957)       83,605       17,025            -        87,673

Investment in consolidated subsidiaries                          175,276             -            -     (175,276)            -
Property and equipment, net                                        1,783         3,658        1,154            -         6,595
Notes and other receivables, noncurrent                            6,680             -            -            -         6,680
Goodwill, net                                                     25,390       125,015          734            -       151,139
Trademarks and other intangible assets, net                        1,920         5,094           10            -         7,024
Deferred income taxes                                             (1,329)       69,597            -            -        68,268
Deferred financing costs, other                                   14,420           430          178            -        15,028
                                                               ---------     ---------    ---------    ---------     ---------
              Total assets                                     $ 211,183     $ 287,399    $  19,101    $(175,276)    $ 342,407
                                                               =========     =========    =========    =========     =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS EQUITY (DEFICIT)

Current liabilities
     Short-term borrowings due to related party                $   1,707    $        -      $     -   $        -     $   1,707
     Portion of long-term debt due within one year                13,250           870            -            -        14,120
     Accounts payable                                                429         5,851        1,395            -         7,675
     Accrued liabilities                                          18,032        17,446        6,059            -        41,537
     Income taxes                                                    425         6,192        2,142            -         8,759
     Deferred revenue                                                  -         3,693          903            -         4,596
                                                               ---------     ---------    ---------    ---------     ---------
              Total current liabilities                           33,843        34,052       10,499            -        78,394

     Long-term debt                                              372,505        85,695            -            -       458,200
     Deferred income taxes                                         1,903            31          635            -         2,569
     Other                                                             -             -          312            -           312
                                                               ---------     ---------    ---------    ---------     ---------
              Total long term debt and other liabilities         374,408        85,726          947            -       461,081

     Redeemable preferred stock                                   26,250             -            -            -        26,250
     Stockholders' equity (deficit)                             (223,318)      167,621        7,655     (175,276)     (223,318)
                                                               ---------     ---------    ---------    ---------     ---------
              Total liabilities, redeemable preferred
                   stock and stockholders' equity (deficit)    $ 211,183     $ 287,399    $  19,101    $(175,276)    $ 342,407
                                                               =========     =========    =========    =========     =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                           9
SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
AS OF APRIL 29, 2000
(IN THOUSANDS)

--------------------------------------------------------------------------------


                                                                                            NON-
                                                                PARENT     GUARANTOR     GUARANTOR
ASSETS                                                         COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                             -----------  ------------  ------------  ------------  ------------
Current assets
     Cash and cash equivalents                                 $  10,984     $  22,465     $  10,594       $    -     $  44,043
     Receivables, net                                              6,006         5,606         1,265            -        12,877
     Notes receivable, current                                     2,791             -             -            -         2,791
     Inventories                                                       -         7,827         1,501            -         9,328
     Prepaid expenses, other                                       3,594         3,488         1,372            -         8,454
     Intercompany receivables (payables)                         (32,114)       27,742         4,372            -             -
                                                               ---------     ---------     ---------    ---------     ---------
              Total current assets                                (8,739)       67,128        19,104            -        77,493

Investment in consolidated subsidiaries                          162,320             -             -     (162,320)            -
Property and equipment, net                                        1,809         3,974         1,218            -         7,001
Notes and other receivables, noncurrent                            7,045             -             -            -         7,045
Goodwill, net                                                     25,833       125,977           755            -       152,565
Trademarks and other intangible assets, net                        1,960         5,193            10            -         7,163
Deferred income taxes                                             (9,854)       77,428             -            -        67,574
Deferred financing costs, other                                   14,912           282           172            -        15,366
                                                               ---------     ---------     ---------    ---------     ---------
              Total assets                                     $ 195,286     $ 279,982     $  21,259    $(162,320)    $ 334,207
                                                               =========     =========     =========    =========     =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS EQUITY (DEFICIT)

Current liabilities
     Short-term borrowings due to related party                $   1,489     $       -      $      -       $    -     $   1,489
     Portion of long-term debt due within one year                13,250           870             -            -        14,120
     Accounts payable                                              1,438         9,084         1,840            -        12,362
     Accrued liabilities                                          12,695        18,652         7,715            -        39,062
     Income taxes                                                 (1,846)        5,965         2,667            -         6,786
     Deferred revenue                                                  -         3,824           808            -         4,632
                                                               ---------     ---------     ---------    ---------     ---------
              Total current liabilities                           27,026        38,395        13,030            -        78,451

     Long-term debt                                              374,598        85,912             -            -       460,510
     Deferred income taxes                                         1,903           390           648            -         2,941
     Other                                                             -             -           546            -           546
                                                               ---------     ---------     ---------    ---------     ---------
              Total long term debt and other liabilities         376,501        86,302         1,194            -       463,997

     Redeemable preferred stock                                   25,875         2,507           254       (2,761)       25,875
     Stockholders' equity (deficit)                             (234,116)      152,778         6,781     (159,559)     (234,116)
                                                               ---------     ---------     ---------    ---------     ---------
              Total liabilities, redeemable preferred
                   stock and stockholders' equity (deficit)    $ 195,286     $ 279,982     $  21,259    $(162,320)    $ 334,207
                                                               =========     =========     =========    =========     =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          10
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 29, 2000
(IN THOUSANDS)

--------------------------------------------------------------------------------


                                                                                        NON-
                                                         PARENT        GUARANTOR     GUARANTOR
                                                        COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                      -----------    ------------   ------------   ------------   ------------


Revenues, net                                          $  7,927        $ 80,044        $ 15,571      $        -        $103,542
Cost of revenues                                            265          38,247           9,274               -          47,786
                                                       --------        --------        --------        --------        --------
     Gross profit                                         7,662          41,797           6,297               -          55,756

Marketing expense                                         1,100           7,705           1,280               -          10,085
Selling, general & administrative expenses                4,497           5,110           1,812               -          11,419
                                                       --------        --------        --------        --------        --------
     Operating income                                     2,065          28,982           3,205               -          34,252

Interest income                                             456             335              90               -             881
Interest expense                                          9,843           5,121              12               -          14,976
Other (income) expenses, net                              4,352             (99)              7               -           4,260
Equity in income of consolidated subsidiaries            15,298               -               -         (15,298)              -
Franchise commission income (loss)                        2,202          (1,730)           (472)              -               -
                                                       --------        --------        --------        --------        --------
Income before income taxes and minority interest          5,826          22,565           2,804         (15,298)         15,897

Provision for (benefit from) income taxes                (6,143)          9,532             444               -           3,833
                                                       --------        --------        --------        --------        --------

Income before minority interest                          11,969          13,033           2,360         (15,298)         12,064

Minority interest                                             -               -              95               -              95
                                                       --------        --------        --------        --------        --------

Net income                                             $ 11,969        $ 13,033        $  2,265        $(15,298)       $ 11,969
                                                       ========        ========        ========        ========        ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          11
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 24, 1999
(IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                                           NON-
                                                            PARENT       GUARANTOR       GUARANTOR
                                                           COMPANY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                         -----------    ------------    ------------    ------------   ------------

Revenues, net                                              $  7,889        $ 68,831        $ 15,454      $        -        $ 92,174
Cost of revenues                                                745          32,948           9,016               -          42,709
                                                           --------        --------        --------        --------        --------
     Gross profit                                             7,144          35,883           6,438               -          49,465

Marketing expense                                             1,591           5,829           1,349               -           8,769
Selling, general & administrative expenses                    5,418           4,952           2,024               -          12,394
                                                           --------        --------        --------        --------        --------
     Operating income                                           135          25,102           3,065               -          28,302

Interest income                                                 617             781           1,726               -           3,124
Interest expense                                                721              10             723               -           1,454
Other expenses, net                                             377             730              58               -           1,165
Equity in income of consolidated subsidiaries                13,140               -               -         (13,140)              -
Franchise commission income (loss)                            1,554            (996)           (558)              -               -
                                                           --------        --------        --------        --------        --------

Income before income taxes and minority interest             14,348          24,147           3,452         (13,140)         28,807

Provision for (benefit from) income taxes                      (308)         10,993             653               -          11,338
                                                           --------        --------        --------        --------        --------

Income before minority interest                              14,656          13,154           2,799         (13,140)         17,469

Minority interest                                                 -             257             117               -             374
                                                           --------        --------        --------        --------        --------

Net income                                                 $ 14,656        $ 12,897        $  2,682        $(13,140)       $ 17,095
                                                           ========        ========        ========        ========        ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

Weight Watchers International, Inc. and Subsidiaries                         12
Supplemental Unaudited Consolidating Statement of Cash Flows
For the Three Months Ended July 29, 2000
(in thousands)

--------------------------------------------------------------------------------

                                                                                               Non-
                                                                  Parent      Guarantor     Guarantor
                                                                 Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                                 --------    ------------  ------------  ------------  ------------
Operating activities:
     Net income                                                  $ 11,969      $ 13,033      $  2,265      $(15,298)     $ 11,969
     Adjustments to reconcile net income
          to cash provided by operating
          activities:
     Depreciation and amortization                                  1,110         1,670           141             -         2,921
     Deferred tax provision (benefit)                              (8,525)        7,470           (13)            -        (1,068)
     Accounting for equity investment                               6,800             -             -             -         6,800
     Allowance for doubtful accounts                                    -            66             -             -            66
     Reserve for inventory obsolescence                                 -           632             9             -           641
     Other items, net                                                   -          (572)         (231)            -          (803)
     Changes in cash due to:
          Receivables                                                 640         1,721           174             -         2,535
          Inventories                                                   -        (2,560)          305             -        (2,255)
          Prepaid expense                                             413           169          (256)            -           326
          Intercompany receivables/payables                         9,634       (11,928)        2,294             -             -
          Due to related parties                                      218             -             -             -           218
          Accounts payable                                         (1,205)         (599)         (445)            -        (2,249)
          Accrued liabilities                                       5,337        (1,203)       (1,654)            -         2,480
          Deferred revenue                                              -          (132)           95             -           (37)
          Income taxes                                              2,271           199          (525)            -         1,945
                                                                 --------      --------      --------      --------      --------
          Cash provided by operating activities                    28,662         7,966         2,159       (15,298)       23,489
                                                                 --------      --------      --------      --------      --------

Investing activities:
     Capital expenditures                                            (105)         (236)         (104)            -          (445)
     Advances to equity investment                                 (4,800)            -             -             -        (4,800)
     Other items, net                                                 (92)          256            14             -           178
                                                                 --------      --------      --------      --------      --------
          Cash provided by (used for) investing activities         (4,997)           20           (90)            -        (5,067)
                                                                 --------      --------      --------      --------      --------

Financing activities:
     Net increase (decrease) in short-term borrowings                 196        (2,631)            -             -        (2,435)
     Parent company investment in subsidiaries                    (12,956)            -             -        12,956             -
     Payment of dividends                                               -             -        (1,603)        1,603             -
     Payments on long-term debt                                    (3,313)         (217)            -             -        (3,530)
     Net parent settlements                                            93             -           146          (146)           93
                                                                 --------      --------      --------      --------      --------
          Cash used for financing activities                      (15,980)       (2,848)       (1,457)       14,413        (5,872)
                                                                 --------      --------      --------      --------      --------

Effect of exchange rate changes on cash and cash equivalents          419          (566)         (165)          885           573
Net increase in cash and cash equivalents                           8,104         4,572           447             -        13,123
Cash and cash equivalents, beginning of period                     10,984        22,465        10,594             -        44,043
                                                                 --------      --------      --------      --------      --------

Cash and cash equivalents, end of period                         $ 19,088      $ 27,037      $ 11,041      $      -      $ 57,166
                                                                 ========      ========      ========      ========      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

Weight Watchers International, Inc. and Subsidiaries                          13
Supplemental Unaudited Consolidating Statement of Cash Flows
For the Three Months Ended July 24, 1999
(in thousands)

--------------------------------------------------------------------------------

                                                                                              Non-
                                                                 Parent       Guarantor    Guarantor
                                                                 Company    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                                ---------   ------------  ------------   ------------  ------------
Operating activities:
     Net income                                                 $  14,656     $  12,897     $   2,682     $ (13,140)    $  17,095
     Adjustments to reconcile net income
          to cash provided by (used for) operating
          activities:
     Depreciation and amortization                                    515         1,656           130             -         2,301
     Deferred tax provision (benefit)                              (2,287)        2,283           386             -           382
     Allowance for doubtful accounts                                  (86)         (122)            8             -          (200)
     Reserve for inventory obsolescence                                 -           993            27             -         1,020
     Other items, net                                                  (1)          163          (291)            -          (129)
     Changes in cash due to:
          Receivables                                               2,947         1,416         1,035             -         5,398
          Inventories                                                   -        (1,436)          295             -        (1,141)
          Prepaid expense                                             131          (119)          460             -           472
          Intercompany receivables/payables                        (6,736)        4,349         2,387             -             -
          Due from related parties                                     52           243       132,306             -       132,601
          Accounts payable                                           (631)       (2,444)       (1,171)            -        (4,246)
          Accrued liabilities                                      (3,259)       (2,230)        2,181             -        (3,308)
          Deferred revenue                                              -        (4,229)           69             -        (4,160)
          Income taxes                                             (7,177)        9,596          (398)            -         2,021
                                                                ---------     ---------     ---------     ---------     ---------
          Cash provided by (used for) operating activities         (1,876)       23,016       140,106       (13,140)      148,106
                                                                ---------     ---------     ---------     ---------     ---------

Investing activities:
     Capital expenditures                                             (57)         (244)            -             -          (301)
     Other items, net                                                  26            53             2             -            81
                                                                ---------     ---------     ---------     ---------     ---------
          Cash provided by (used for) investing activities            (31)         (191)            2             -          (220)
                                                                ---------     ---------     ---------     ---------     ---------

Financing activities:
     Net decrease in short-term borrowings                           (464)       (1,292)       (6,303)            -        (8,059)
     Payment of dividends                                          (1,922)           (2)       (4,224)        4,225        (1,923)
     Net Parent (settlements) advances                              4,717       (17,731)     (126,000)        8,669      (130,345)
                                                                ---------     ---------     ---------     ---------     ---------
          Cash provided by (used for) financing activities          2,331       (19,025)     (136,527)       12,894      (140,327)
                                                                ---------     ---------     ---------     ---------     ---------

Effect of exchange rate changes on cash and cash equivalents         (249)         (842)         (195)          246        (1,040)
Net increase in cash and cash equivalents                             175         2,958         3,386             -         6,519
Cash and cash equivalents, beginning of period                        (74)       12,376         7,213             -        19,515
                                                                ---------     ---------     ---------     ---------     ---------

Cash and cash equivalents, end of period                        $     101     $  15,334     $  10,599     $       -     $  26,034
                                                                =========     =========     =========     =========     =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS                                                                 14

--------------------------------------------------------------------------------


COMPARISON OF THREE MONTHS ENDED JULY 29, 2000 TO THREE MONTHS ENDED JULY 24,
1999

Net revenues were $103.5 million for the three months ended July 29, 2000, an increase of 12.3% from $92.2 million for the three months ended July 24, 1999. The increase in net revenues resulted from increased attendance in most of the Company's markets, strong growth in product sales, and an increase in domestic franchise commissions. Adjusting for discontinued food royalties of $0.8 million, net revenues were $103.5 million for the three months ended July 29, 2000, an increase of $12.2 million, or 13.2% from $91.4 million for the three months ended July 24, 1999.

Cost of revenues was $47.8 million for the three months ended July 29, 2000, an increase of 11.9% from $42.7 million for the three months ended July 24, 1999. This increase resulted from an increase in product sales and the number of meetings held in Company-owned classrooms.

Marketing expenses were $10.1 million for the three months ended July 29, 2000, an increase of 15.0% from $8.8 million for the three months ended July 24, 1999. The increase is primarily due to media expenses relating to new marketing programs.

Selling, general and administrative expenses declined by 7.9% to $11.4 million for the three months ended July 29, 2000, as compared to $12.4 million for the three months ended July 24, 1999. The decrease was due to the continued benefit of the Company's restructuring and reorganization program.

As a result of the above, operating income was $34.3 million for the three months ended July 29, 2000, an increase of 21.0% from $28.3 million for the three months ended July 24, 1999. Adjusting for discontinued food royalties of $0.8 million, operating income was $34.3 million for the three months ended July 29, 2000, an increase of $6.8 million and 24.5% from $27.5 million for the three months ended July 24, 1999.

Interest expense increased to $15.0 million for the three months ended July 29, 2000 from $1.5 million for the three months ended July 24, 1999 as a result of borrowings related to the Transaction.

SUMMARY PRO FORMA INFORMATION

The unaudited pro forma consolidated statement of operations' information for the three months ended July 29, 2000 and July 24, 1999 gives effect to the Transaction as if it had occurred at April 25, 1999. It does not purport to be indicative of, or a projection for, the Company's results of operations for any future period or date. The pro forma adjustments are based on available information and upon certain assumptions which the Company believes are reasonable. This pro forma information has been prepared consistent with the methodology used in the Company's S-4 registration statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS                                                                 15

--------------------------------------------------------------------------------


                                                 (in thousands)
                                            ---------------------------
                                               Three Months Ended
                                             July 29,          July 24,
                                               2000              1999

Total pro forma revenues                    $ 103,542         $  91,028
Pro forma net income                        $  11,594         $   8,413
                                            ---------         ---------

Pro forma EBITDA                            $  32,418         $  31,006
Adjusted pro forma EBITDA                   $  36,310         $  31,518

EBITDA represents income before income taxes and minority interest, depreciation, amortization, and net interest expense. Pro forma EBITDA adds back transaction expenses and adjusts revenues and costs for the recapitalization agreement (e.g., elimination of food royalties), the fact that Weight Watchers is now a stand-alone entity, and management's planned restructurings. The exclusion of unrealized foreign currency gains or losses included in Other Expenses and an addback of the minimum Warnaco royalty payment, which had been booked in advance by Heinz but which the Company received during the period, are the major adjustments from the pro forma EBITDA to adjusted EBITDA.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended July 29, 2000, the Company's primary source of funds to meet working capital needs was cash from operations. Cash and cash equivalents increased $13.1 million during the three months ended July 29, 2000. Cash flows provided by operating activities of $23.5 million was in excess of cash flows used for investing activities of $5.1 million and financing activities of $5.9 million.

Capital spending has averaged $2.9 million annually over the last three years and has consisted primarily of leasehold improvements for meeting locations and administrative offices, computer equipment for field staff and call centers and Year 2000 upgrades. Capital expenditures for the three months ended July 29, 2000 was $0.5 million.

The Company is significantly leveraged. As of July 29, 2000, after reflecting the repurchase of common stock and related borrowings, there was outstanding $472.3 million in aggregate indebtedness, with approximately $30.0 million of additional borrowing capacity available under the revolving credit facility. As a result of the Transaction, the Company's liquidity requirements are significantly increased primarily due to increased debt service obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------


FORWARD-LOOKING STATEMENTS

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

Based on the overall interest rate exposure on the Company's fixed rate borrowings at July 29, 2000 a 10% change in market interest rates would have less than a 5% impact on the fair value of the Company's long-term debt.

Other than intercompany transactions between its domestic and foreign entities and the portion of the notes which are denominated in euro dollars, the Company generally does not have significant transactions that are denominated in a currency other than the functional currency applicable to each entity.

Fluctuations in currency exchange rates may also impact its stockholders' deficit. The assets and liabilities of its non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for period. The resulting translation adjustments are recorded in stockholders' deficit as accumulated other comprehensive income (loss). In addition, fluctuations in the value of the euro will cause the U.S. dollar translated amounts to change in comparison to prior periods and may impact interest expense. Furthermore, the Company will revalue the outstanding euro notes at the end of each period, and the resulting change in value will be reflected in the income statement of the corresponding period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            17

--------------------------------------------------------------------------------


Each of its subsidiaries derives revenues and incurs expenses primarily within a single country, and consequently, does not generally incur currency risks in connection with the conduct of normal business operations.

The Company uses foreign currency forward contracts to more properly align the underlying sources of cash flow with debt servicing requirements. At July 29, 2000, the Company had long-term foreign currency forward contracts receivable with notional amounts of USD 44.0 million and EUR 76.0 million offset by foreign currency forward contracts payable with notional amounts of GBP 59.2 million and USD 21.9 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           18

--------------------------------------------------------------------------------


The Company's ability to fund capital investment requirements, interest, principal and dividend payment obligations and working capital requirements and to comply with all of the financial covenants under its debt agreements depends on the Company's future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
       Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES
       Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
       Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       Nothing to report under this item.

ITEM 5. OTHER INFORMATION

       This report contains forward-looking statements regarding the Company's future performance. These forward-looking statements are based on management's views and assumptions, and involve unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statement. These include, but are not limited to, sales, earnings and volume growth, competitive conditions, production costs, currency valuations, global economic and industry conditions, and the other factors described in "Forward-Looking Statements" in the Company's Form 10-K for the fiscal year ended April 29, 2000, as updated from time to time by the Company in its subsequent filings with the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits required to be furnished by Item 601 of Regulation S-K are listed below and are filed as part hereof. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulations S-K.

27.        Financial Data Schedule.

       (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended July 29, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  September 12, 2000
                                  By:  /s/ LINDA HUETT
                                  --------------------------------------------
                                  Linda Huett
                                  President and Director
                                  (Principal Executive Officer)

Date:  September 12, 2000
                                  By:  /s/ THOMAS S. KIRITSIS
                                  --------------------------------------------
                                  Thomas S. Kiritsis
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)