Form 10-Q
period 2000-10-28
WEIGHT WATCHERS INTERNATIONAL INC
filed 2000-12-12
CIK 105319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period year ended October 28, 2000


                         Commission File no. 000-03389


                       WEIGHT WATCHERS INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


Virginia                                               11-6040273
-------------------------------------         ----------------------------------
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


                      Yes     X                 No ____
                           ------


     The number of common shares outstanding as of October 28, 2000 was 23,800,000.



                        PART I - - FINANCIAL INFORMATION

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX


Part I.  FINANCIAL INFORMATION                                                                           PAGE NO.
------------------------------                                                                           --------
Item 1.  Financial Statements

Consolidated Balance Sheets as of October 28, 2000 (unaudited) and
    April 29, 2000                                                                                            2
Unaudited Consolidated Statements of Operations and Comprehensive
   Income for the three months ended October 28, 2000 and October 23, 1999                                    3
Unaudited Consolidated Statements of Operations and Comprehensive
   Income for the six months ended October 28, 2000 and October 23, 1999                                      4
Unaudited Consolidated Statements of Cash Flows for the six months
    ended October 28, 2000 and October 23, 1999                                                               5
Notes to Unaudited Consolidated Financial Statements                                                        6 - 17
Item 2.  Management's Discussion and Analysis of Financial Condition                                       18 - 20
             and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                           21

Part II.  OTHER INFORMATION                                                                                 22 - 23

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters To a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          2
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                                                 OCTOBER 28,       APRIL 29,
                                                                                                    2000             2000
ASSETS                                                                                          (UNAUDITED)
Current assets
    Cash and cash equivalents                                                                    $  55,890        $  44,043
    Receivables, net                                                                                14,978           12,877
    Notes receivable, current                                                                        1,943            2,791
    Inventories                                                                                     12,110            9,328
    Prepaid expenses, other                                                                         10,304            8,454
                                                                                                 ---------        ---------
        Total current assets                                                                        95,225           77,493

Property and equipment, net                                                                          6,641            7,001
Notes and other receivables, noncurrent                                                              6,154            7,045
Goodwill, net                                                                                      150,452          152,565
Trademarks and other intangible assets, net                                                          6,373            7,163
Deferred income taxes                                                                               67,561           67,574
Deferred financing costs, other                                                                     14,488           15,366
                                                                                                 ---------        ---------
        Total assets                                                                             $ 346,894        $ 334,207
                                                                                                 =========        =========
LIABILITIES, REDEEMABLE PREFERRED STOCK  AND
STOCKHOLDERS' DEFICIT

Current liabilities
    Short-term borrowings due to related party                                                   $   1,602        $   1,489
    Portion of long-term debt due within one year                                                   14,120           14,120
    Accounts payable                                                                                10,925           12,362
    Accrued liabilities                                                                             49,272           39,062
    Income taxes                                                                                     8,606            6,786
    Deferred revenue                                                                                 7,407            4,632
                                                                                                 ---------        ---------
        Total current liabilities                                                                   91,932           78,451
Long-term debt                                                                                     446,350          460,510
Deferred income taxes                                                                                2,522            2,941
Other                                                                                                   96              546
                                                                                                 ---------        ---------
        Total long-term debt and other liabilities                                                 448,968          463,997

Redeemable preferred stock                                                                          25,746           25,875

Stockholders' deficit
    Common stock, par value $0 per share, 23,800 shares authorized, issued and outstanding              --               --
    Accumulated deficit                                                                           (211,352)        (231,663)
    Accumulated other comprehensive loss                                                            (8,400)          (2,453)
                                                                                                 ---------        ---------
           Total stockholders' deficit                                                            (219,752)        (234,116)
                                                                                                 ---------        ---------

        Total liabilities, redeemable preferred stock, and stockholders' deficit                 $ 346,894        $ 334,207
                                                                                                 =========        =========


                   The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          3
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS)


                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              OCTOBER 28,     OCTOBER 23,
                                                                  2000           1999
                                                                      (UNAUDITED)
Revenues, net                                                  $ 101,113        $83,931
Cost of revenues                                                  53,187         43,947
                                                               ---------        -------

        Gross profit                                              47,926         39,984

Marketing expenses                                                10,964         11,406
Selling, general and administrative expenses                      11,757          9,824
Transaction costs                                                     --          8,345
                                                               ---------        -------

        Operating income                                          25,205         10,409

Interest income                                                    1,117          1,451
Interest expense                                                  14,943          5,020
Other (income) expenses, net                                        (177)         3,096
                                                               ---------        -------

        Income before income taxes and minority interest          11,556          3,744

Provision for income taxes                                         2,450          1,287
                                                               ---------        -------

        Income before minority interest                            9,106          2,457

Minority interest                                                     14            218
                                                               ---------        -------

Net income                                                         9,092          2,239

Other comprehensive income:
    Foreign currency translation adjustment                       (5,060)         2,519
                                                               ---------        -------

Comprehensive income                                           $   4,032        $ 4,758
                                                               =========        =======


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          4
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS)


                                                                   SIX MONTHS ENDED
                                                              ----------------------------
                                                              OCTOBER 28,      OCTOBER 23,
                                                                  2000            1999
                                                                      (UNAUDITED)
Revenues, net                                                  $ 204,655        $176,105
Cost of revenues                                                 100,973          86,656
                                                               ---------        --------

        Gross profit                                             103,682          89,449

Marketing expenses                                                21,049          20,175
Selling, general and administrative expenses                      23,176          22,218
Transaction costs                                                     --           8,345
                                                               ---------        --------

        Operating income                                          59,457          38,711

Interest income                                                    1,998           4,575
Interest expense                                                  29,919           6,474
Other expenses, net                                                4,083           4,261
                                                               ---------        --------

        Income before income taxes and minority interest          27,453          32,551

Provision for income taxes                                         6,283          12,625
                                                               ---------        --------

        Income before minority interest                           21,170          19,926

Minority interest                                                    109             592
                                                               ---------        --------

Net income                                                        21,061          19,334

Other comprehensive income:
    Foreign currency translation adjustment                       (5,947)         12,465
                                                               ---------        --------

Comprehensive income                                           $  15,114        $ 31,799
                                                               =========        ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          5
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                             SIX MONTHS ENDED
                                                                     -------------------------------
                                                                     OCTOBER 28,         OCTOBER 23,
                                                                         2000               1999
                                                                              (UNAUDITED)
Operating activities:
    Net income                                                        $ 21,061           $  19,334
    Adjustments to reconcile net income
      to cash provided by operating activities:
    Depreciation and amortization                                        5,767               4,743
    Deferred tax benefit                                                  (405)               (512)
    Accounting for equity investment                                    10,500                  --
    Allowance for doubtful accounts                                        191                (676)
    Reserve for inventory obsolescence                                   2,122               1,471
    Other items, net                                                    (1,018)             (2,347)
    Changes in cash due to:
      Receivables                                                       (3,953)             17,868
      Inventories                                                       (4,998)             (2,957)
      Prepaid expense                                                   (1,870)                380
      Due to related parties                                               113             (14,195)
      Accounts payable                                                  (5,043)              2,611
      Accrued liabilities                                               10,369              (1,817)
      Deferred revenue                                                   2,806              (3,602)
      Income taxes                                                       2,116              (2,324)
                                                                      --------           ---------
      Cash provided by operating activities                             37,758              17,977
                                                                      --------           ---------
Investing activities:
    Capital expenditures                                                (1,436)               (999)
    Advances to equity investment                                       (8,500)                 --
    Acquisitions of minority interest                                   (2,400)            (15,900)
    Other items, net                                                       459               1,180
                                                                      --------           ---------
      Cash used for investing activities                               (11,877)            (15,719)
                                                                      --------           ---------
Financing activities:
    Net increase (decrease) in short-term borrowings                     3,658              (7,570)
    Proceeds from borrowings                                                --             491,452
    Repurchase of common stock                                              --            (324,476)
    Payment of dividends                                                  (879)             (2,047)
    Payments of long-term debt                                          (7,060)                 --
    Deferred financing costs                                                --             (15,696)
    Net Parent (settlements) advances                                       --            (131,014)
                                                                      --------           ---------
      Cash (used for) provided by financing activities                  (4,281)             10,649
                                                                      --------           ---------
Effect of exchange rate changes on cash and cash equivalents            (9,753)              1,012
Net increase in cash and cash equivalents                               11,847              13,919
Cash and cash equivalents, beginning of period                          44,043              19,515
                                                                      --------           ---------
Cash and cash equivalents, end of period                              $ 55,890           $  33,434
                                                                      ========           =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL

    The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and Subsidiaries (the "Company"). The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. This report should be read in conjunction with the Company's annual report filed on Form 10K for the fiscal year ended April 29, 2000.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          7
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.  LONG-TERM DEBT

     In connection with the Transaction, the Company entered into a credit facility ("Credit Facility") with The Bank of Nova Scotia, Credit Suisse First Boston and certain other lenders providing (i) a $75.0 million term loan A facility ("Term Loan A"), (ii) a $75.0 million term loan B facility ("Term Loan B"), (iii) an $87.0 million transferable loan certificate ("TLC") and (iv) a revolving credit facility with borrowings up to $30.0 million ("Revolving Credit Facility"). Borrowings under the Credit Facility are paid quarterly and initially bear interest at a rate equal to LIBOR plus (a) in the case of Term Loan A and the Revolving Credit Facility, 3.25% or, at the Company's option, the alternate base rate, as defined, plus 2.25% or (b) in the case of Term Loan B and the TLC, 4.00% or, at the Company's option, the alternate base rate plus 3.00%. At October 28, 2000, the interest rates were 9.745% for Term Loan A and 10.870% for Term Loan B and the TLC. Borrowings under Term Loan A and the Revolving Credit Facility mature in six years and Term Loan B and the TLC mature in seven years. All assets of the Company collateralize the Credit Facility. In addition, the Company issued $150.0 million USD denominated and 100.0 million EUR denominated principal amount of 13% Senior Subordinated Notes due 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A. At October 28, 2000, the 100.0 million EUR notes translated into $84.1 million USD denominated equivalent. The impact of the change in foreign exchange rates related to euro denominated debt are reflected in the income statement. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year, commencing April 1, 2000. The Company uses interest rate swaps and foreign currency forward contracts in association with its debt. The Notes are uncollateralized senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Credit Facility. Each of the aforementioned debt facilities contains restrictive covenants and requires the Company to maintain certain financial ratios, as defined.

The aggregate amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:

                                                (IN THOUSANDS)

                     2001                         $  7,060
                     2002                           14,120
                     2003                           14,120
                     2004                           14,120
                     2005                           15,683
                     2006 and thereafter           395,367
                                                  --------

                                                  $460,470
                                                  ========



5.  WEIGHT WATCHERS.COM NOTE

     On October 1, 2000 the Company amended its loan agreement with Weight Watchers.com increasing the aggregate principal amount from $10.0 million to $23.5 million. On that date, the unpaid principal and accumulated interest was rolled over into the new loan. The amount may be advanced

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          8
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



    at any time or from time to time prior to July 31, 2003. The note bears interest at 13% per year. All principal and interest outstanding under the note are scheduled to be payable on September 30, 2003. The note may be prepaid at any time in whole or in part, without premium or penalty. As of October 28, 2000, the Company has advanced Weight Watchers.com $10.5 million pursuant to the note. The $10.5 million in advances were classified in other expenses, net.

6.  LEGAL


     In November 2000, the Company reached an agreement with certain franchisees regarding the sharing of profits of prior and future product sales. The settlement provides for a payment of approximately $3.8 million and releases the Company from any future obligation to the franchisees under profit sharing arrangements which date back to 1969.

     Due to the nature of its activities, the Company is, at times, subject to pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of such matters will not have a material effect on the consolidated financial statements.

7.  SUBSEQUENT EVENT

     Effective December 11, 2000, the Company signed an agreement to purchase the assets and certain franchised territories operated by Weighco Enterprises, Inc., Weighco of Northwest, Inc and Weighco of Southwest, Inc.; for $83.8 million. The transaction will be accounted for by the purchase method of accounting. Substantially, all of the purchase price of the acquisition in excess of the net assets acquired will be recorded as intangibles.

     It is anticipated that the transaction will be finalized in January 2001.

8.  GUARANTOR SUBSIDIARIES

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          9
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     Investments in subsidiaries are accounted for by the Parent Company on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investments in subsidiaries' accounts. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          10
SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
AS OF OCTOBER 28, 2000
 (IN THOUSANDS)



                                                                                           NON-
                                                        PARENT         GUARANTOR        GUARANTOR
                                                       COMPANY        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                    ---------------  ---------------  --------------- ---------------  ------------
ASSETS
Currentt assets
    Cash and cash equivalents                        $  15,696          $ 29,356         $10,838        $      --          $ 55,890
    Receivables, net                                     8,648             4,435           1,895               --            14,978
    Notes receivable, current                            1,943                --              --               --             1,943
    Inventories                                             --            10,411           1,699               --            12,110
    Prepaid expenses, other                              4,148             4,129           2,027               --            10,304
    Intercompany receivables (payables)                (58,925)           57,056           1,869               --                --
                                                     ---------          --------         -------        ---------          --------
        Total current assets                           (28,490)          105,387          18,328               --            95,225

Investment in consolidated subsidiaries                184,351                --              --         (184,351)               --
Property and equipment, net                              1,867             3,629           1,145               --             6,641
Notes and other receivables, noncurrent                  6,154                --              --               --             6,154
Goodwill, net                                           28,597           121,172             683               --           150,452
Trademarks and other intangible assets, net              1,871             4,494               8               --             6,373
Deferred income taxes                                   (1,746)           69,307              --               --            67,561
Deferred financing costs, other                         13,952               367             169               --            14,488
                                                     ---------          --------         -------        ---------          --------
        Total assets                                 $ 206,556          $304,356         $20,333        $(184,351)         $346,894
                                                     =========          ========         =======        =========          ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS EQUITY (DEFICIT)

Current liabilities
    Short-term borrowings due to related party       $   1,602          $     --         $    --        $      --           $ 1,602
    Portion of long-term debt due within one year       13,250               870              --               --            14,120
    Accounts payable                                       744             8,896           1,285               --            10,925
    Accrued liabilities                                 20,779            21,464           7,029               --            49,272
    Income taxes                                         1,411             4,633           2,562               --             8,606
    Deferred revenue                                        --             6,330           1,077               --             7,407
                                                     ---------          --------         -------        ---------          --------
        Total current liabilities                       37,786            42,193          11,953               --            91,932

    Long-term debt                                     360,873            85,477              --               --           446,350
    Deferred income taxes                                1,903                28             591               --             2,522
    Other                                                   --                --              96               --                96
                                                     ---------          --------         -------        ---------          --------
        Total long term debt and other liabilities     362,776            85,505             687               --           448,968

    Redeemable preferred stock                          25,746                --              --               --            25,746
    Stockholders' equity (deficit)                    (219,752)          176,658           7,693         (184,351)         (219,752)
                                                     ---------          --------         -------        ---------          --------

        Total liabilities, redeemable preferred
           stock and stockholders' equity (deficit)  $ 206,556          $304,356         $20,333        $(184,351)         $346,894
                                                     =========          ========         =======        =========          ========


                   The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          11
SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
AS OF APRIL 29, 2000
(IN THOUSANDS)


                                                                                           NON-
                                                        PARENT         GUARANTOR        GUARANTOR
                                                       COMPANY        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                    ---------------  ---------------  ---------------  --------------- ------------
ASSETS
Current assets
    Cash and cash equivalents                        $  10,984          $ 22,465         $10,594         $      --         $ 44,043
    Receivables, net                                     6,006             5,606           1,265                --           12,877
    Notes receivable, current                            2,791                --              --                --            2,791
    Inventories                                             --             7,827           1,501                --            9,328
    Prepaid expenses, other                              3,594             3,488           1,372                --            8,454
    Intercompany receivables (payables)                (32,114)           27,742           4,372                --               --
                                                     ---------          --------         -------         ---------         --------
        Total current assets                            (8,739)           67,128          19,104                --           77,493

Investment in consolidated subsidiaries                162,320                --              --          (162,320)              --
Property and equipment, net                              1,809             3,974           1,218                --            7,001
Notes and other receivables, noncurrent                  7,045                --              --                --            7,045
Goodwill, net                                           25,833           125,977             755                --          152,565
Trademarks and other intangible assets, net              1,960             5,193              10                --            7,163
Deferred income taxes                                   (9,854)           77,428              --                --           67,574
Deferred financing costs, other                         14,912               282             172                --           15,366
                                                     ---------          --------         -------         ---------         --------
        Total assets                                 $ 195,286          $279,982         $21,259         $(162,320)        $334,207
                                                     ---------          --------         -------         ---------         --------


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities
    Short-term borrowings due to related party       $   1,489          $     --         $    --         $      --         $  1,489
    Portion of long-term debt due within one year       13,250               870              --                --           14,120
    Accounts payable                                     1,438             9,084           1,840                --           12,362
    Accrued liabilities                                 12,695            18,652           7,715                --           39,062
    Income taxes                                        (1,846)            5,965           2,667                --            6,786
    Deferred revenue                                        --             3,824             808                --            4,632
                                                     ---------          --------         -------         ---------         --------
        Total current liabilities                       27,026            38,395          13,030                --           78,451
                                                                                                                                 --
    Long-term debt                                     374,598            85,912              --                --          460,510
    Deferred income taxes                                1,903               390             648                --            2,941
    Other                                                   --                --             546                --              546
                                                     ---------          --------         -------         ---------         --------
        Total long term debt and other liabilities     376,501            86,302           1,194                --          463,997

    Redeemable preferred stock                          25,875             2,507             254            (2,761)          25,875
    Stockholders' equity (deficit)                    (234,116)          152,778           6,781          (159,559)        (234,116)
                                                     ---------          --------         -------         ---------         --------

        Total liabilities, redeemable preferred
           stock and stockholders' equity (deficit)  $ 195,286          $279,982         $21,259         $(162,320)        $334,207
                                                     ---------          --------         -------         ---------         --------


                   The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          12
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 28, 2000
(IN THOUSANDS)


                                                                                           NON-
                                                        PARENT         GUARANTOR        GUARANTOR
                                                       COMPANY        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                    ---------------  ---------------  ---------------  --------------- ------------

Revenues, net                                        $   8,187          $ 77,166         $15,760         $      --         $101,113
Cost of revenues                                         4,174            39,392           9,621                             53,187
                                                     ---------          --------         -------         ---------         --------

    Gross profit                                         4,013            37,774           6,139                --           47,926

Marketing expenses                                       1,328             7,572           2,064                --           10,964
Selling, general & administrative expenses               5,074             4,826           1,857                --           11,757
                                                     ---------          --------         -------         ---------         --------

    Operating income (loss)                             (2,389)           25,376           2,218                --           25,205

Interest income                                            578               482              57                --            1,117
Interest expense                                         9,715             5,223               5                --           14,943
Other (income) expenses, net                              (628)              451              --                --             (177)
Equity in income of consolidated subsidiaries           18,329                --              --           (18,329)              --
Franchise commission income (loss)                       3,101            (2,285)           (816)               --               --
                                                     ---------          --------         -------         ---------         --------

Income before income taxes and minority interest        10,532            17,899           1,454           (18,329)          11,556

Provision for (benefit from) income taxes                1,440               (25)          1,035                --            2,450
                                                     ---------          --------         -------         ---------         --------

Income before minority interest                          9,092            17,924             419           (18,329)           9,106

Minority interest                                           --                --              14                --               14
                                                     ---------          --------         -------         ---------         --------

Net income                                           $   9,092          $ 17,924         $   405         $ (18,329)        $  9,092
                                                     =========          ========         =======         =========         ========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          13
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 23, 1999
(IN THOUSANDS)


                                                                                           NON-
                                                        PARENT         GUARANTOR        GUARANTOR
                                                       COMPANY        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                       -------        ------------     ------------     ------------    ------------
Revenues, net                                          $  7,949          $ 63,209          $ 12,773          $     --       $83,931
Cost of revenues                                            384            34,797             8,766                --        43,947
                                                       --------          --------          --------          --------       -------

    Gross profit                                          7,565            28,412             4,007                --        39,984

Marketing expenses                                        1,700             7,571             2,135                --        11,406
Selling, general & administrative expenses                2,419             6,118             1,287                --         9,824
Transaction costs                                         8,345                --                --                --         8,345
                                                       --------          --------          --------          --------       -------

    Operating income (loss)                              (4,899)           14,723               585                --        10,409

Interest income                                             294               746               411                --         1,451
Interest expense                                          3,907               606               507                --         5,020
Other (income) expenses, net                              3,707              (620)                9                --         3,096
Equity in income of consolidated subsidiaries            15,684                --                --           (15,684)           --
Franchise commission income (loss)                        2,198            (1,611)             (587)               --            --
                                                       --------          --------          --------          --------       -------

Income (loss) before income taxes and minority
   interest                                               5,663            13,872              (107)          (15,684)        3,744

Provision for (benefit from) income taxes                 3,424            (2,213)               76                --         1,287
                                                       --------          --------          --------          --------       -------

Income (loss) before minority interest                    2,239            16,085              (183)          (15,684)        2,457

Minority interest                                            --               189                29                --           218
                                                       --------          --------          --------          --------       -------

Net income (loss)                                      $  2,239          $ 15,896          $   (212)         $(15,684)      $ 2,239
                                                       ========          ========          ========          ========       =======


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          14
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 28, 2000
(IN THOUSANDS)


                                                                                        NON-
                                                     PARENT         GUARANTOR        GUARANTOR
                                                    COMPANY        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                    --------       ------------     ------------     ------------    ------------
Revenues, net                                       $ 16,114        $ 157,210        $ 31,331        $     --        $204,655
Cost of revenues                                       4,439           77,639          18,895              --         100,973
                                                    --------        ---------        --------        --------        --------

    Gross profit                                      11,675           79,571          12,436              --         103,682

Marketing expenses                                     2,428           15,277           3,344              --          21,049
Selling, general & administrative expenses             9,571            9,936           3,669              --          23,176
                                                    --------        ---------        --------        --------        --------
                                                                                                                           --
    Operating income (loss)                             (324)          54,358           5,423              --          59,457

Interest income                                        1,034              817             147              --           1,998
Interest expense                                      19,558           10,344              17              --          29,919
Other expenses, net                                    3,724              352               7              --           4,083
Equity in income of consolidated subsidiaries         33,627               --              --         (33,627)             --
Franchise commission income (loss)                     5,303           (4,015)         (1,288)             --              --
                                                    --------        ---------        --------        --------        --------

Income before income taxes and minority
   interest                                           16,358           40,464           4,258         (33,627)         27,453

Provision for (benefit from) income taxes             (4,703)           9,507           1,479              --           6,283
                                                    --------        ---------        --------        --------        --------

Income before minority interest                       21,061           30,957           2,779         (33,627)         21,170

Minority interest                                         --               --             109              --             109
                                                    --------        ---------        --------        --------        --------

Net income                                          $ 21,061        $  30,957        $  2,670        $(33,627)       $ 21,061
                                                    ========        =========        ========        ========        ========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          15
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 23, 1999
(IN THOUSANDS)


                                                                                        NON-
                                                     PARENT         GUARANTOR        GUARANTOR
                                                    COMPANY        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                    --------       ------------     ------------     ------------    ------------
Revenues, net                                       $ 15,838        $ 132,040        $ 28,227        $     --        $176,105
Cost of revenues                                       1,129           67,745          17,782              --          86,656
                                                    --------        ---------        --------        --------        --------

    Gross profit                                      14,709           64,295          10,445              --          89,449

Marketing expenses                                     3,292           13,399           3,484              --          20,175
Selling, general & administrative expenses             7,837           11,070           3,311              --          22,218
Transaction costs                                      8,345               --              --              --           8,345
                                                    --------        ---------        --------        --------        --------

    Operating income (loss)                           (4,765)          39,826           3,650              --          38,711

Interest income                                          911            1,527           2,137              --           4,575
Interest expense                                       4,628              616           1,230              --           6,474
Other expenses, net                                    4,084              110              67              --           4,261
Equity in income of consolidated subsidiaries         31,264               --              --         (31,264)             --
Franchise commission income (loss)                     3,752           (2,607)         (1,145)             --              --
                                                    --------        ---------        --------        --------        --------

Income before income taxes and minority
  interest                                            22,450           38,020           3,345         (31,264)         32,551

Provision for income taxes                             3,116            8,780             729              --          12,625
                                                    --------        ---------        --------        --------        --------

Income before minority interest                       19,334           29,240           2,616         (31,264)         19,926

Minority interest                                         --              446             146              --             592
                                                    --------        ---------        --------        --------        --------

Net income                                          $ 19,334        $  28,794        $  2,470        $(31,264)       $ 19,334
                                                    ========        =========        ========        ========        ========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          16
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 28, 2000
(IN THOUSANDS)


                                                                                        NON-
                                                     PARENT         GUARANTOR        GUARANTOR
                                                    COMPANY        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                    --------       ------------     ------------     ------------    ------------
Operating activities:
    Net income                                         $ 21,061        $ 30,957        $  2,670        $(33,627)       $ 21,061
    Adjustments to reconcile net income
      to cash provided by operating
      activities:
    Depreciation and amortization                         2,121           3,348             298              --           5,767
    Deferred tax provision (benefit)                     (8,108)          7,760             (57)             --            (405)
    Accounting for equity investment                     10,500              --              --              --          10,500
    Allowance for doubtful accounts                          --             191              --              --             191
    Reserve for inventory obsolescence                       --           2,110              12              --           2,122
    Other items, net                                         --            (572)           (446)             --          (1,018)
    Changes in cash due to:
      Receivables                                        (4,232)            909            (630)             --          (3,953)
      Inventories                                            --          (4,788)           (210)             --          (4,998)
      Prepaid expense                                      (554)           (661)           (655)             --          (1,870)
      Intercompany receivables/payables                  26,811         (29,314)          2,503              --              --
      Due to related parties                                113              --              --              --             113
      Accounts payable                                   (1,088)         (3,400)           (555)             --          (5,043)
      Accrued liabilities                                 8,084           2,969            (684)             --          10,369
      Deferred revenue                                       --           2,537             269              --           2,806
      Income taxes                                        3,257          (1,036)           (105)             --           2,116
                                                       --------        --------        --------        --------        --------
      Cash provided by operating activities              57,965          11,010           2,410         (33,627)         37,758
                                                       --------        --------        --------        --------        --------

Investing activities:
    Capital expenditures                                   (300)           (811)           (325)             --          (1,436)
    Advances to equity investment                        (8,500)             --              --              --          (8,500)
    Acquisition of minority interest                     (2,400)             --              --              --          (2,400)
    Other items, net                                         48             361              50              --             459
                                                       --------        --------        --------        --------        --------
      Cash used for investing activities                (11,152)           (450)           (275)             --         (11,877)
                                                       --------        --------        --------        --------        --------

Financing activities:
    Net increase (decrease) in short-term
      borrowings                                            394           3,264              --              --           3,658
    Parent company investment in subsidiaries           (22,031)             --              --          22,031              --
    Payment of dividends                                   (879)         (4,355)         (1,603)          5,958            (879)
    Payments on long-term debt                           (6,625)           (435)             --              --          (7,060)
    Net parent (settlements) advances                        --              --             307            (307)             --
                                                       --------        --------        --------        --------        --------
      Cash used for financing activities                (29,141)         (1,526)         (1,296)         27,682          (4,281)
                                                       --------        --------        --------        --------        --------

Effect of exchange rate changes on cash and cash
  equivalents                                           (12,960)         (2,143)           (595)          5,945          (9,753)
Net increase in cash and cash equivalents                 4,712           6,891             244              --          11,847
Cash and cash equivalents, beginning of period           10,984          22,465          10,594              --          44,043
                                                       --------        --------        --------        --------        --------

Cash and cash equivalents, end of period               $ 15,696        $ 29,356        $ 10,838        $     --        $ 55,890
                                                       ========        ========        ========        ========        ========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          17
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 23, 1999
(IN THOUSANDS)


                                                                                        NON-
                                                     PARENT         GUARANTOR        GUARANTOR
                                                    COMPANY        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                    --------       ------------     ------------     ------------    ------------
Operating activities:
    Net income                                         $  19,334        $ 28,794        $  2,470        $(31,264)       $  19,334
    Adjustments to reconcile net income
      to cash provided by (used for) operating
      activities:
    Depreciation and amortization                          1,326           3,146             350             (79)           4,743
    Deferred tax provision (benefit)                       3,159          (8,601)          4,930              --             (512)
    Allowance for doubtful accounts                         (552)           (132)              8              --             (676)
    Reserve for inventory obsolescence                        --           1,417              54              --            1,471
    Other items, net                                          --          (2,158)           (189)             --           (2,347)
    Changes in cash due to:
      Receivables                                          6,752           1,722           9,394              --           17,868
      Inventories                                             --          (2,803)           (154)             --           (2,957)
      Prepaid expense                                      2,187          (2,140)            333              --              380
      Due from related parties                           (14,583)            388              --              --          (14,195)
      Accounts payable                                        50           4,052          (1,491)             --            2,611
      Accrued liabilities                                 10,963         (14,051)          1,271              --           (1,817)
      Deferred revenue                                        --          (3,875)            273              --           (3,602)
      Income taxes                                        13,083         (14,922)           (485)             --           (2,324)
                                                       ---------        --------        --------        --------        ---------
      Cash provided by (used for) operating
         activities                                       41,719          (9,163)         16,764         (31,343)          17,977
                                                       ---------        --------        --------        --------        ---------

Investing activities:
    Capital expenditures                                    (166)           (512)           (321)             --             (999)
    Acquisitions of minority interest                         --         (15,900)             --              --          (15,900)
    Other items, net                                         150             958              (7)             79            1,180
                                                       ---------        --------        --------        --------        ---------
      Cash used for investing activities                     (16)        (15,454)           (328)             79          (15,719)
                                                       ---------        --------        --------        --------        ---------

Financing activities:
    Net decrease in short-term borrowings                     --            (914)         (6,656)             --           (7,570)
    Proceeds from borrowings                             404,260          87,192              --              --          491,452
    Repurchase of common stock                          (324,476)             --              --              --         (324,476)
    Payment of dividends                                  (2,048)         (3,123)         (4,224)          7,348           (2,047)
    Payments on long-term debt                                --              --              --              --               --
    Deferred financing costs                             (15,696)             --              --              --          (15,696)
    Net Parent settlements                               (93,085)        (57,424)         (4,998)         24,493         (131,014)
                                                       ---------        --------        --------        --------        ---------
      Cash provided by (used for) financing
          activities                                     (31,045)         25,731         (15,878)         31,841           10,649
                                                       ---------        --------        --------        --------        ---------

Effect of exchange rate changes on cash and cash
  equivalents                                                662             261             666            (577)           1,012
Net increase in cash and cash equivalents                 11,320           1,375           1,224              --           13,919
Cash and cash equivalents, beginning of year                 (74)         12,376           7,213              --           19,515
                                                       ---------        --------        --------        --------        ---------

Cash and cash equivalents, end of year                 $  11,246        $ 13,751        $  8,437        $     --        $  33,434
                                                       =========        ========        ========        ========        =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS                                                                 18


COMPARISON OF THREE MONTHS ENDED OCTOBER 28, 2000 TO THREE MONTHS ENDED OCTOBER 23, 1999

Net revenues were $101.1 million for the three months ended October 28, 2000, an increase of 21.5% from $83.2 million for the three months ended October 23, 1999 (excluding food royalties of $0.7 million). The increase in net revenues resulted from increased attendance strong growth in classroom product sales and a price increase in the majority of its North American NACO markets.

Cost of revenues was $53.2 million for the three months ended October 28, 2000, an increase of 21.2% from $43.9 million for the three months ended October 23, 1999. This increase resulted from an increase in product sales and the number of meetings held in Company-owned classrooms.

Marketing expenses were $11.0 million for the three months ended October 28, 2000, a decrease of 3.5% from $11.4 million for the three months ended October 23, 1999. As a percentage of revenue, marketing decreased from 13.6% to 10.9% for the three months ended October 28, 2000.

Selling, general and administrative expenses increased by 20.4% to $11.8 million for the three months ended October 28, 2000, as compared to $9.8 million for the three months ended October 23, 1999. As a percentage of revenue, selling, general, and administrative remained flat from year to year.

As a result of the above, operating income was $25.2 million for the three months ended October 28, 2000, an increase of 39.2% from $18.1 million for the three months ended October 23, 1999 (excluding revenues from food royalties of $0.7 million and a one-time charge of $8.3 million for transaction costs).

Interest expense increased to $14.9 million for the three months ended October 28, 2000 from $5.0 million for the three months ended October 23, 1999 as a result of borrowings related to the Transaction.

The effective income tax rate for the three months ended October 28, 2000 of 21.2% decreased from 34.4% for the three months ended October 23, 1999 due to several factors. The decrease was primarily due to the benefit of utilizing a net operating loss carryforward to reduce the current U.S. tax provision, with limited offset to the deferred provision due to the existence of a valuation allowance against the projected realization of the deferred tax asset.


COMPARISON OF SIX MONTHS ENDED OCTOBER 28, 2000 TO SIX MONTHS ENDED OCTOBER 23, 1999

Net revenues were $204.7 million for the six months ended October 28, 2000, an increase of 17.4% from $174.3 million for the six months ended October 23, 1999 (excluding $1.8 from discontinued food royalties). This increase in net revenues resulted primarily from increased attendance in most of our markets, strong growth in classroom product sales and a price increase in the majority of our NACO markets.

Cost of revenues was $101.0 million for the six months ended October 28, 2000, an increase of 16.5% from $86.7 million for the six months ended October 23, 1999. This increase was primarily the result of an increased number of meetings to accommodate attendance growth and growing product sales.

Marketing expenses were $21.0 million for the six months ended October 28, 2000, an increase of 4.0% from $20.2 million for the six months ended October 23, 1999. As a percentage of revenue, marketing decreased from 11.5% to 10.3% for the six months ended October 28, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS                                                                 19


Selling, general and administrative expenses increased 4.5% to 23.2 million for the six months ended October 28, 2000 as compared to $22.2 million for the six months ended October 23, 1999. As a percentage of revenue, selling, general and administrative decreased from 12.6% to 11.3% for the six months ended October 28, 2000.

As a result of the above, operating income was $59.5 million for the six months ended October 28, 2000, an increase of 31.6% from $45.2 million for the six months ended October 23, 1999 (excluding a one-time charge of $8.3 million for transaction costs and $1.8 million in revenue from discontinued food royalties).

Interest Expenses increased to $29.9 million for the six months ended October 28, 2000 from $6.5 million for the six months ended October 23, 1999 as a result of borrowings related to the Transaction.

The effective income tax rate for the six months ended October 28, 2000 of 22.9% decreased from 38.8% for the six months ended October 23, 1999 due to several factors. The decrease was primarily due to the benefit of utilizing a net operating loss carryforward to reduce the current U.S. tax provision, with limited offset to the deferred provision due to the existence of a valuation allowance against the projected realization of the deferred tax asset.


LIQUIDITY AND CAPITAL RESOURCES


For the six months ended October 28, 2000, the Company's primary source of funds to meet working capital needs was cash from operations. Cash and cash equivalents increased $11.8 million during the six months ended October 28, 2000. Cash flows provided by operating activities of $37.8 million funded net cash flows used for investing activities of $11.9 million and financing activities of $4.3 million.

Capital spending has averaged $2.9 million annually over the last three years and has consisted primarily of leasehold improvements for meeting locations and administrative offices, computer equipment for field staff and call centers and Year 2000 upgrades. Capital expenditures for the six months ended October 28, 2000 was $1.4 million.

The Company is significantly leveraged. As of October 28, 2000, after reflecting the repurchase of common stock and related borrowings, there was outstanding $460.5 million in aggregate indebtedness, with approximately $30.0 million of additional borrowing capacity available under the revolving credit facility. As a result of the Transaction, the Company's liquidity requirements are significantly increased primarily due to increased debt service obligations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS                                                                 20



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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            21


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

Based on the overall interest rate exposure on the Company's fixed rate borrowings at October 28, 2000 a 10% change in market interest rates would have less than a 5% impact on the fair value of the Company's long-term debt.

Other than intercompany transactions between its domestic and foreign entities and the portion of the notes which are denominated in euro dollars, the Company generally does not have significant transactions that are denominated in a currency other than the functional currency applicable to each entity.

Fluctuations in currency exchange rates may also impact its stockholders' deficit. The assets and liabilities of its non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for period. The resulting translation adjustments are recorded in stockholders' deficit as accumulated other comprehensive income (loss). In addition, fluctuations in the value of the euro will cause the U.S. dollar translated amounts to change in comparison to prior periods and may impact interest expense. Furthermore, the Company translates the outstanding euro notes at the end of each period into U.S. dollars, and the resulting change will be reflected in the income statement of the corresponding period.

Each of its subsidiaries derives revenues and incurs expenses primarily within a single country, and consequently, does not generally incur currency risks in connection with the conduct of normal business operations.

The Company maintains foreign currency forward contracts denominated in the euro and pounds sterling to more properly align the underlying sources of cash flow with debt servicing requirements. At October 28, 2000, the Company had long-term foreign currency forward contracts receivable with notional amounts of USD 44.0 million and EUR 76.0 million offset by foreign currency forward contracts payable with notional amounts of GBP 59.2 million and USD 21.9 million.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required to be furnished by Item 601 of Regulation S-K are filed as part hereof. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulations S-K.

        (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended October 28, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  December 12, 2000
                                    By:  /s/ LINDA HUETT
                                    --------------------------------------------
                                    Linda Huett
                                    President and Director
                                    (Principal Executive Officer)

Date:  December 12, 2000
                                    By:  /s/ THOMAS S. KIRITSIS
                                    --------------------------------------------
                                    Thomas S. Kiritsis
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number    Description

*10.1 Agreement dated December 11, 2000, between Weighco Enterprises, Inc., Weighco of Northwest, Inc., Weighco of Southwest, Inc., Weight Watchers North America and Weight Watchers International, Inc.

*10.2 Warrant Agreement & Warrant Certificate No. 02 dated October 1, 2000, between WeightWatchers.com, Inc. and Weight Watchers International, Inc.

*10.3 Collateral Assignment and Security Agreement dated October 1, 2000, between WeightWatchers.com, Inc. and Weight Watchers International, Inc.