Form 10-Q/A
period 2000-10-28
WEIGHT WATCHERS INTERNATIONAL INC
filed 2000-12-13
CIK 105319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A



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

*10.2 Warrant Agreement & Warrant Certificate No. 02 dated October 1, 2000, between WeightWatchers.com, Inc. and Weight Watchers International, Inc.

*10.3 Collateral Assignment and Security Agreement dated October 1, 2000, between WeightWatchers.com, Inc. and Weight Watchers International, Inc.

27 Financial Data Schedules for 6 month periods ending October 28, 2000 and October 23, 1999, respectively.


*         Previously submitted with Form 10-Q, filed on December 12, 2000.