Form 10KT405
period 2000-12-30
WEIGHT WATCHERS INTERNATIONAL INC
filed 2001-04-02
CIK 105319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [  ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

 [X]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 30, 2000 to December 30, 2000.

                          Commission File no 000-03389
                                             ---------
                     Weight Watchers International, Inc.
--------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

          Virginia                                      11-6040273
--------------------------------                --------------------------------
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
                                                              ------------------

Securities registered pursuant to Section 12 (b) of the Act:       None
                                                               -----------------

                                                     Name of each exchange
Title of each class   None                           on which registered  None
                   ------------                                         --------

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

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

                               Yes   X         No
                                   ------         -----

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value, as determined by the date of the sale, of the voting stock held by non-affiliates (shareholders holding less than 5% of the outstanding common stock, excluding directors and officers), as of March 30, 2001 was $1,235,000.

         The number of common shares outstanding as of March 30, 2001 was 23,800,000.

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

         The Company is the largest provider of weight control programs in the world and operates in 30 countries through a network of Company-owned and franchise operations. At the core of the business are weekly meetings, in which is presented a scientifically designed program, incorporating group support and education about healthy eating patterns, behavior modification and physical activity. The Company has developed the Weight Watchers program through continuous improvement over its 37-year history and the brand name is recognized globally today as the standard for healthy, safe and drug free weight control. Careful management of the brand identity and reputation is a fundamental element of the Company's long-term success. The Company believes that the combination of its brand recognition, extensive global network and 8,600 classroom leaders in Company-owned operations provide a significant competitive advantage.

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

         In 1996, the United Kingdom subsidiary developed and introduced 1-2-3 Success, a state-of-the-art diet management system that helps participants manage their calorie intake through a simple and flexible POINTS system. Unlike some competing diets, 1-2-3 Success allows participants to eat regular meals instead of prepackaged servings, allowing members freedom to choose what they eat. In 1997, the 1-2-3 Success diet was successfully rolled out to select international operations, North American franchises and North American Company-Owned ("NACO") operations. 1-2-3 Success features the POINTS food system, which is based on a formula involving calories, fat and fiber. The formula for POINTS differs from country to country in order to suit local tastes, as well as package labeling differences between countries. Today, 1-2-3 Success remains the cornerstone of the Company's diet program.

         In 1996, local management in Europe successfully developed a diet called Success Signals based on a green-yellow-red food selection system. Success Signals helps guide dieters to low fat foods (green) instead of high fat foods (red). This system is similar to 1-2-3 Success in that it does not require weighing of portions. In the fall of 2000, the Company introduced POINTS into eleven Continental European countries as a program innovation.

         The Company works closely with doctors, scientists and nutritionists to ground the program in scientific and medically sound principles of weight control. As part of the program, the Company is sponsoring a two-year scientific study to quantify the health benefits of its program as compared to self-help dieting. The Company believes that the publication of this study will serve to encourage a greater number of employers and health insurance companies to partner with them to cover or reimburse the cost of joining the Weight Watchers program.

         The Company uses several delivery methods as a means to provide services to its customers. At the core of the business is the classroom meeting, which members attend to learn the key weight loss techniques, to celebrate their success with other dieters, and to receive motivation and group support. An estimated 8,600 classroom leaders run the meetings and educate members on the process of successful and sustained weight loss. Field management and current leaders constantly identify new leaders among members with strong interpersonal skills, personality and communication skills. Leaders are part-time employees and earn an hourly wage and commissions based on sales. The program is presented in a series of weekly classes which average one hour in duration. Classes are conveniently scheduled throughout the day. Classes are held in either leased locations, such as space at shopping malls, or in meeting rooms typically rented from civic or religious organizations.

         Typically, classes begin with registration and a weigh-in where the weight change of attendees since their last session is noted in their attendance book which serves as a permanent record of the participants' progress. Leaders are trained to engage the members at the weigh-in to talk about their weight control efforts during the previous week and provide encouragement and advice, making them feel at ease. After the weigh-in, the leader introduces the class. Part of the class is educational, where the leader uses personal anecdotes, games or open questions to demonstrate some of the core aspects of weight loss, such as self-belief and discipline. During another part of the class, the leader focuses on a variety of topics, such as achievements people have made in the prior week and celebrating and applauding successes. Participants who have reached their weight goal are singled out for their accomplishment. Discussions can range from dealing with a holiday office party to making time to exercise. The leader encourages substantial class participation and promotes supporting products and materials as appropriate. At the end of the class, new members are given special tutoring in the current diet plan.

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

         In Australia, the Company is marketing the Gutbuster mail-order program which has been scientifically designed for male weight control. Customers who order this program receive audiocassettes and literature. In France, the Company also has a One-On-One program which offers members supplemental private tutoring.

         In addition to meetings, the Company generates additional revenues through product sales. In the classroom operations, the Company sells books, CD-Rom's, 1-2-3 Success POINTS calculators, healthy snack bars and other items.

GENERAL

         Members have demonstrated strong loyalty towards the Weight Watchers program, which is characterized by a highly predictable pattern of repeat consumer behavior. The Company believes the quality and flexibility of its program helps attract and retain new members and contributes to significant repeat enrollments. Given the Company's 37-year operating history, the Company has created a powerful referral network. An important source of new members is through referrals from existing or prior members. There are incentive programs for member referrals, such as the bring a friend promotion. In the eight month period ended December 30, 2000, approximately 3.2 million people enrolled in classes worldwide.

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

         The focus of the Company's public relations efforts is at the grass roots level. Leaders and successful members engage in local promotions, information presentations and charity events to promote Weight Watchers and demonstrate the program's efficacy. Public relations programs are specifically designed to facilitate this type of promotion. For many years, the Company has used celebrities to promote and endorse the program. Since 1997, the Company has retained Sarah Ferguson, the Duchess of York, to promote and endorse the program in North America. Her contract, recently renewed for two years, requires her to devote approximately 25 days per year on activities such as appearances at major events and filming television advertisements.

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

COMPANY OWNED OPERATIONS

         The Company's NACO operations consist of approximately 1,300 meeting locations, that generated $117.0 million in revenue, including product sales, for the eight month period ended December 30, 2000. In 1997, NACO operations were restructured by eliminating the prepackaged meals program, improving customer service, restoring employee morale and introducing 1-2-3 Success and Liberty/Loyalty programs. In connection with the elimination of the prepackaged meals programs, the Company eliminated over $18.0 million in costs. NACO attendance has increased in the last several years. NACO attendance was 8.9 million in the eight month period ended December 30, 2000.

         International Company-owned operations consist of approximately 7,600 meeting locations in 15 countries outside of the United States. In the eight month period ended December 30, 2000, these operations attracted 13.5 million attendees and generated meeting fee revenue of $122.9 million.

         In the eight month period ended December 30, 2000, in the United Kingdom, there were on average 5,600 weekly meetings in 4,200 different locations, with approximately 97% in third-party locations, such as meeting rooms rented from civil organizations and church halls. In the rest of Europe, there were on average 3,900 weekly meetings in 2,630 different locations, with approximately 96% in third-party locations. In Australia/New Zealand, there were on average 1,880 weekly meetings in 794 different locations, with approximately 97% in third-party locations.

INTERNATIONAL OPERATIONS

         The Company's international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations.

FRANCHISE OPERATIONS

         The Company operates its domestic and international businesses through a combination of Company-owned and franchise operations. Over the last 37 years, the Company has developed a strong group of franchisees throughout the world. There are franchise operations in 15 countries, including the United States. The Company estimates that in the eight month period ended December 30, 2000, these franchised operations attracted attendance of 16.7 million.

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

         Weight Watchers Magazine was published in North America and the United Kingdom by Southern Progress and by the Company in Australia. The Company reacquired all rights to publish the Magazine, including in North America and the United Kingdom, by an agreement dated February 18, 2000 and it has introduced a new magazine in May 2000. Southern Progress still has the exclusive right to publish Weight Watchers books through direct response marketing.

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

         The most significant direct competitor in the United Kingdom is Slimming World. There are few direct competitors in the rest of Europe. In Australia/New Zealand, the Company's closest competitor is Jenny Craig. In the United States, the Company competes in the commercial weight control segment, along with other companies such as Jenny Craig, The Diet Workshop and Nutri/System, although the Company believes its business platforms are not comparable. For example, many of the competitors' businesses are based on the sale of prepackaged meals and meal replacements, whereas Weight Watchers program uses group support, education and behavior modification to help members change their eating habits without prepackaged foods. The Company believes that weight control is a lifelong challenge and that quick results offered by certain of these products are not sustainable and may have negative side effects.

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

EMPLOYEES AND SERVICE PROVIDERS

         As of December 30, 2000, the Company has approximately 26,100 employees and service providers, of which 8,000 are located in the United States, 10,500 are located in the United Kingdom, 2,800 are located in Continental Europe and 4,800 are located in Australia and New Zealand. 107 employees work full-time as management and support personnel in the Woodbury, New York offices, 167 employees work full-time as management and support personnel at the regional offices in the three NACO regions, and 238 employees work full-time as management and support personnel worldwide. Approximately 8,600 service providers work part-time as leaders and approximately 18,600 work part-time as receptionists worldwide. None of the service providers or employees are represented by a labor union. The Company considers its employee relations to be good.

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

ITEM 2.  PROPERTIES

         The Company is headquartered in Woodbury, New York in a 35,000 square-foot leased office. Each of the three NACO regions has a small regional office. The Woodbury lease expires in 2005, the Paramus, New Jersey call center lease expires in 2007, and the New York, New York Weight Watchers Magazine lease expires in 2002. The Company guarantees the rental commitments for WeightWatchers.com's office facility. The Company's remaining North American office leases are short-term. Each country operation also has one head office.

         The Company holds its classes either in retail centers (typically leased spaces in strip malls for short terms, generally less than five years) or third-party locations (typically meeting rooms in well-located civic or religious organizations). In the eight month period ended December 30, 2000, there were approximately 1,300 NACO meeting locations in North America, including approximately 300 retail centers and 1,000 third-party locations. In the United Kingdom, there were approximately 4,200 meeting locations, with approximately 97% in third-party locations. In Continental Europe, there were approximately 2,630 meeting locations, with approximately 96% in third-party locations. In Australia/New Zealand, there were approximately 794 meeting locations, with approximately 97% in third-party locations.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings. The Company has had and continues to have disputes with the Company's franchisees regarding, among other things, operations and revenue sharing, including the interpretation of franchise territories as they relate to new media. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters will not have a material effect on the consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established trading market for the Registrant's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         In December 2000, the Company elected to change its fiscal year to end the Saturday closest to December 31st commencing with the eight month period ended December 30, 2000. In order to facilitate timely reporting in prior periods, certain foreign subsidiaries ended their fiscal years one month prior to the Company's fiscal year end with no material impact on the consolidated financial statements. The one month lag has now been eliminated effective April 30, 2000. The results of operations for the certain foreign subsidiaries have been adjusted for the eight month period ended December 30, 2000. This information has been derived from the Company's audited consolidated financial statements, unless otherwise stated. This data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                                 (IN THOUSANDS)

                        Eight Month Periods Ended                            Fiscal Years Ended
                        ------------------------------ --------------------------------------------------------------------
                        December         December
                          2000             1999            April        April        April          April         April
                       (35 Weeks)       (34 Weeks)         2000         1999         1998           1997          1996
                       ------------- ----------------- ---------------------------------------   ------------- ------------
                                     (Unaudited)
Revenues, net          $ 273,175       $ 236,974       $ 399,574     $ 364,608    $ 297,245       $ 292,846    $ 323,316
Net income (loss)      $  15,019       $  23,176       $  37,759     $  47,982    $  23,771       $ (24,089)   $  21,490
Working capital        $  10,199       $  (9,587)      $    (958)    $  91,200    $  65,792       $  64,869    $  83,593
Total assets           $ 346,217       $ 327,469       $ 334,207     $ 371,434    $ 370,799       $ 372,997    $ 393,387
Long-term obligations  $ 496,646       $ 512,890       $ 500,505     $  16,664    $  17,745       $  71,613    $  72,950


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is the largest provider of weight control programs in the world operating in 30 countries through a network of company-owned and franchise operations. The Company earns revenues by conducting meetings, selling products, collecting commissions from franchisees operating under its name, and by collecting royalties related to licensing agreements.

         Domestic and international operations are run through a combination of company-owned and franchise operated locations. Franchisees typically pay a royalty fee of 10% of their meeting fee revenues.

         A number of factors have affected the Company's revenues and profitability over the last several years. In the fiscal year ended 1990, Heinz began introducing and promoting the sale of prepackaged meals through the NACO network. These changes forced group leaders to become food salespeople and retail managers for food products, detracting from their function as role models and motivators for members. These changes caused a significant drop in customer satisfaction and employee morale, and NACO's attendance declined. Prior to the introduction of prepackaged meal sales in fiscal year ended 1990, NACO's annual classroom attendance was 12.9 million, but by fiscal year ended 1997, attendance had dropped to 7.8 million. In contrast, in the international operations, where the prepackaged meals sales strategy was not implemented, attendance remained stable over this period. As NACO's focus turned to promoting and selling prepackaged meals, program development began to suffer. In response, the Company shifted to a more decentralized management approach, allowing the management of its international operations to begin to develop their own local business strategies and program innovations. This approach was successful and by 1996 international growth began to accelerate rapidly. Beginning in 1997, NACO operations were restructured by:

          -    eliminating the prepackaged meals programs,

          -    introducing 1-2-3 Success and Liberty/Loyalty,

          -    improving customer service,

          - restoring employee morale, - relocating classes from fixed to rented meeting rooms,

          -    reducing back office and field headcount, and

          -    eliminating certain field offices.

         The combination of the revitalization of the North American operation and the continued strong performance of international business contributed to the strong growth in revenues and profitability. In addition to franchise revenue and company-owned classroom revenues, the Company also sells to the Company's members and its franchisees ancillary products which complement its program such as points calculators, books, healthy snacks and CD-ROMS.

         On January 16, 2001, the Company announced the completion of the acquisition of certain assets of Weighco Enterprises, Inc. ("Weighco"), one of the Company's largest franchised operations which, is located in the Southeastern, South-central and Northwestern United States of America.

RESULTS OF OPERATIONS

         On September 29, 1999, the Company effected a recapitalization and stock purchase agreement ("the Transaction") with its former parent, H.J. Heinz Company ("Heinz"). The Company redeemed shares of common stock from Heinz for $349.5 million. The $349.5 million consisted of $324.5 million of cash and $25.0 million of the Company's redeemable Series A preferred stock. After the redemption, Artal Luxembourg S.A. purchased 94% of the Company's remaining common stock from Heinz for $223.7 million. The recapitalization and stock purchase was financed through borrowings under credit facilities amounting to approximately $237.0 million and by issuing Senior Subordinated Notes amounting to $255.0 million, due 2009. The balance of the borrowings was utilized to refinance debt incurred prior to the Transaction relating to the transfer of ownership and acquisition of the minority interest in the Weight Watchers businesses that operate in Australia and New Zealand. The acquisition of the minority interest resulted in approximately $15.9 million of goodwill. In connection with the transaction, the Company incurred approximately $8.3 million in transaction costs which were expensed and $15.9 million in deferred financing costs. For U.S. Federal and State tax purposes, the transaction is being treated as a taxable sale under Section 338 (h)(10) of the Internal revenue Code of 1986 as amended. As a result, for tax purposes, the Company will record a step-up in the tax basis of net assets. For financial reporting purposes, a valuation allowance of approximately $72.1 million was established against the corresponding deferred tax asset of $144.2 million. Management concluded, more likely than not, this amount would not be utilized to reduce future tax payments. The Company will continue to monitor the need to maintain the valuation allowance in the future periods.

         The Company issued one million shares of Series A Preferred Stock in conjunction with the Transaction. Holders of the Series A Preferred Stock are entitled to receive dividends at an annual rate of 6% payable annually in arrears. The Company has recorded a $1.0 million dividend at December 30, 2000. The liquidation preference of the Series A Preferred Stock is $25 per share. If there is a liquidation, dissolution or winding up, the holders of shares of Series A Preferred Stock are entitled to be paid out of the Company's assets available for distribution to shareholders an amount in cash equal to the $25 liquidation preference per share plus all accrued and unpaid dividends prior to the distribution of any assets to holders of shares of common stock.

         The Transaction has been accounted for as a leveraged recapitalization, which had no impact on the historical book basis of the Company's assets or liabilities, with the exception of deferred taxes.

         During the fourth quarter of the fiscal year ended 1997, the Company announced a reorganization and restructuring program. The reorganization plan was designed to strengthen the Company's classroom business and improve profitability and global growth. Charges related to the restructuring were recognized to reflect the exit from the Personal Cuisine Food Option in the United States Company-owned locations, the relocation of classes from certain fixed retail outlets to traveling locations, and other initiatives involving the exit of certain under-performing businesses and product lines.

         Restructuring and related costs recorded in fiscal year ended 1997 totalled $51.7 million pretax. Pretax charges of $49.7 million were classified as classroom operating expenses and $2.0 million as selling, general and administrative expenses. The major components of the fiscal year ended 1997 charges and the remaining accrual were as follows:



                                                               Employee                  Exit Costs
                                                              Termination      -----------------------------
                                              Non-Cash           and             Accrued
                                               Asset           Severance           Exit        Implementation
                                             Write-downs        Costs             Costs            Costs             Total
                                          ---------------------------------    ------------     ------------      -------------

Initial charge - 1997                        $  27,402             $ 4,723        $ 19,569              $--          $  51,694
Amounts utilized - 1997                        (27,402)               (339)            (46)              --            (27,787)
                                          -------------     ---------------    ------------     ------------      -------------

Accrued restructuring costs -
April 26, 1997                                      --               4,384          19,523                              23,907
Implementation costs - 1998                         --                  --              --              999                999
Amounts utilized - 1998                             --              (3,709)         (8,553)            (999)           (13,261)
                                          -------------     ---------------    ------------     ------------      -------------

Accrued restructuring costs -
April 25, 1998                                      --                 675          10,970               --             11,645

Implementation costs - 1999                         --                  --              --               32                 32
Amounts utilized - 1999                             --                (186)         (3,769)             (32)            (3,987)
                                          -------------     ---------------    ------------     ------------      -------------
Accrued restructuring costs -
April 24, 1999                                      --                 489           7,201               --              7,690

Amounts utilized - 2000                             --                  --          (2,904)              --             (2,904)
                                          -------------     ---------------    ------------     ------------      -------------
Accrued restructuring costs -
April 29, 2000                                      --                 489           4,297               --              4,786

Amounts utilized - Apr 30 - Dec 30, 2000            --                (489)         (1,812)              --             (2,301)
                                          -------------     ---------------    ------------     ------------      -------------
Accrued restructuring costs -
December 30, 2000                          $        --       $          --      $    2,485     $         --     $        2,485
                                          =============     ===============    ============     ============      =============


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

         For the fiscal year ended April 24, 1998, the workforce was reduced by approximately 337 employees. Severance costs included charges related to both involuntary terminations and voluntary terminations. As part of the voluntary termination agreements, enhanced retirement benefits were offered to the affected employees. These amounts were included in the Employee Termination and Severance costs component of the restructuring charge.

         Exit costs consist primarily of contract and lease termination costs associated with the Company's decision to exit the activities described above. In the eight month period ended

December 30, 2000, $1.8 million was utilized. The remaining accrued exit costs will be utilized through the fiscal year end 2002.

         The results for the fiscal year ended 1998 included costs related to the implementation of the restructuring program of $999 thousand pretax, which were classified as selling, general and administrative expenses. These costs consist primarily of center relocation and training. The results for the fiscal year ended 1999 included costs related to the implementation of the restructuring program of $32 thousand pretax, which was classified as selling, general and administrative expenses. These costs consist primarily of relocation and training costs.

COMPARISON OF THE EIGHT MONTH PERIOD ENDED DECEMBER 30, 2000 TO THE EIGHT MONTH PERIOD ENDED DECEMBER 18, 1999.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In order to facilitate timely reporting in prior periods, certain foreign subsidiaries ended their fiscal years one month prior to the Company's fiscal year end with no material impact on the consolidated financial statements. The one month lag has now been eliminated effective April 30, 2000. The results of operations for the certain foreign subsidiaries have been adjusted for the eight month period ended December 30,2000. The effect on net income of these subsidiaries for the period March 31, 2000 through April 29, 2000 was $1.1 million and was adjusted to opening accumulated deficit at April 30, 2000.

         Net revenues were $273.2 million for the eight month period ended December 30, 2000, an increase of $36.2 million or 15.3% from $237.0 million for the eight month period ended December 18, 1999. Of the $36.2 million increase, $19.5 million was attributable to domestic Company-owned classroom meeting fees, $2.5 million from franchise revenues, $11.7 million from product sales, $0.2 and $2.3 million from licensing, publications, and other royalties and $2.3 million from foreign Company-owned classroom meeting fees.

         Domestic Company-owned classroom meeting fee revenues were $96.8 million for the eight month period ended December 30, 2000, an increase of 25.3% from $77.3 million for the eight month period ended December 18, 1999. This increase in domestic Company-owned classroom meeting fee revenues was the result of a 14.2% increase in member attendance as well as a price increase in meetings fees in the majority of the Company's NACO markets. Foreign Company-owned classroom meeting fee revenues were $87.3 million for the eight month period ended December 30, 2000, an increase of 2.7% from $85.0 million for the eight month period ended December 18, 1999. This performance was a result of a 7.9% increase in attendance offset by negative exchange rate variances.

         Domestic and international franchise revenues were $17.7 million for the eight month period ended December 30, 2000, an increase of 17.2% from $15.1 million for the eight month period ended December 18, 1999. This increase was primarily the result of an increase in member attendance offset by negative exchange rate variances.

         Product revenues were $66.4 million for the eight month period ended December 30, 2000, an increase of 21.4% from $54.7 million for the eight month period ended December 18,

1999. This increase in product revenues was primarily the result of increased member attendance and the Company's strategy to focus sales efforts on core classroom products.

         Royalties from licensing, publications and other were $5.1 million for the eight month period ended December 30, 2000, an increase of 4% from $4.9 million for the eight month period ended December 18, 1999.

         Cost of revenues was $139.3 million for the eight month period ended December 30, 2000, an increase of 13.8% from $122.4 million for the eight month period ended December 18, 1999. This increase was primarily the result of an increased number of meetings to accommodate attendance growth and increased product sales. Gross profit margin was 49.0% for the eight month period ended December 30, 2000 compared to 48.4% for the eight month period ended December 18, 1999. The increase in gross profit margin was primarily due to an increase in attendance per meeting and a change in product mix with a greater focus on higher margin core products.

         Marketing expenses were $27.0 million for the eight month period ended December 30, 2000, a decrease of 3.1% from $27.8 million for the eight month period ended December 18, 1999. As a percentage of revenue, marketing decreased from 11.7% for the eight month period ended December 18, 1999 to 9.9% for the eight month period ended December 30, 2000 as a result of the Company's efforts to improve the effectiveness of its marketing program.

         Selling, general and administrative expenses were $32.2 million for the eight month period ended December 30, 2000, an increase of 9.6% from $29.4 million for the eight month period ended December 18, 1999. This increase was partly the result of an increase in incentive compensation as well as other professional fees incurred. As a percentage of revenue, these costs decreased from 12.4% for the eight month period ended December 18, 1999 to 11.8% for the eight month period ended December 30, 2000.

         As a result of the above, operating income was $74.7 million for the eight month period ended December 30, 2000, an increase of 34.4% from operating income of $55.6 million (excluding a one-time charge of $8.3 million for transaction costs and $1.8 million of discontinued food royalties) for the eight month period ended December 18, 1999.


COMPARISON OF FISCAL YEAR ENDED APRIL 29, 2000 TO FISCAL YEAR ENDED APRIL 24, 1999.

         Net revenues were $399.6 million for the fiscal year ended April 29, 2000, an increase of $35.0 million or 9.6% from $364.6 million for the fiscal year ended April 24, 1999 (net of promotional allowances of $23.0 million and $40.2 million, respectively). Of the $35.0 million increase, $8.5 million was attributable to domestic Company-owned classroom meeting fees, $8.8 million from foreign Company-owned classroom meeting fees, $2.6 million from franchise commissions, and $26.9 million from product sales, which were offset by an $11.8 million decline in royalties from licensing, publications, and other. The decline in royalties is directly related to the discontinuation of food royalties from Heinz as a result of the Transaction and the recognition in the fiscal year ended April 24, 1999 of the present value of the guaranteed future payments from the Warnaco licensing agreement. Adjusting for the discontinued food royalties of $1.8 million, net revenues were $397.8 million for the fiscal year ended April 29, 2000, an increase of 13.5% from $350.6 million (excluding $8.7 million from non-recurring revenue from the Warnaco licensing agreement and $5.3 million from discontinued food royalties) for the fiscal year ended April 24, 1999.

         Domestic Company-owned classroom meeting fee revenues were $130.8 million for the fiscal year ended April 29, 2000 an increase of 6.9% from $122.3 million for the fiscal year ended April 24, 1999 (net of promotional allowances of $5.7 million and $23.0 million, respectively). This increase in domestic Company-owned classroom meeting fee revenues was the result of a 22% increase in member attendance, partially offset by lower average meeting fee revenue per attendee as a result of the rollout of the Liberty/Loyalty pricing strategy. Foreign Company-owned classroom meeting fee revenues were $152.7 million for the fiscal year ended April 29, 2000, an increase of 6.1% from $143.9 million for the fiscal year ended April 24, 1999 (net of promotional allowances of $17.4 million and $17.2 million, respectively). This increase in foreign Company-owned classroom meeting fee revenues was the result of a 6.1% increase in international attendance in the UK, Continental Europe and Australia.

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

         Marketing expenses were $51.5 million for the fiscal year ended April 29, 2000, a decrease of 2.6% from $52.9 million for the fiscal year ended April 24, 1999 (net of promotional allowances of $23.0 million and $40.2 million, respectively). The Company's marketing program remains unchanged. The decrease of $1.4 million is related to amounts expended under

Heinz's marketing programs in the fiscal year ended April 24, 1999 and the discontinuation of food royalty related marketing rebate expenses.

         Selling, general and administrative expenses were $50.7 million for the fiscal year ended April 29, 2000, an increase of 3.7% from $48.9 million for the fiscal year ended April 24, 1999. As a percentage of net revenues (excluding $1.8 million from discontinued food royalties in the fiscal year ended April 29, 2000 and excluding $8.7 million from non-recurring revenue from the Warnaco licensing agreement and $5.3 million from discontinued food royalties in the fiscal year ended April 24, 1999), these costs were 12.7% for the fiscal year ended April 29, 2000 compared to 13.9% for the fiscal year ended April 24, 1999. This percentage decrease was due to the continued benefit of the Company's restructuring and reorganization program.

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

COMPARISON OF FISCAL YEAR ENDED APRIL 24, 1999 TO FISCAL YEAR ENDED APRIL 25, 1998.

         Net revenues were $364.6 million for the fiscal year ended April 24, 1999, an increase of $67.4 million or 22.7%, from $297.2 million for the fiscal year ended April 25, 1998 (net of promotional allowances of $40.2 million and $37.1 million, respectively). Of the $67.4 million increase, $28.5 million was attributable to domestic Company-owned classrooms, $14.8 million to foreign Company-owned classrooms, $5.3 million to franchise commissions, $9.8 million to products sales and $9.0 million to royalties from licensing publications, and other. The increase in royalties was due to the recognition, in fiscal year ended April 24, 1999, of the present value of the guaranteed future payments from the Warnaco licensing agreement. Adjusting for the Warnaco licensing agreement of $8.7 million, net revenues were $355.9 million for the fiscal year ended April 24, 1999, an increase of $58.7 million, or 19.8%, from $297.2 million for the fiscal year ended April 25, 1998.

         Domestic Company-owned classroom meeting fee revenues were $122.3 million for the fiscal year ended April 24, 1999, an increase of 30.4% from $93.8 million for the fiscal year ended April 25, 1998 (net of promotional allowances of $23.0 million and $19.5 million, respectively). This increase in domestic Company-owned classroom meeting fee revenues was the result of a 29% increase in member attendance. The Company believes the increase in member attendance was due to the continued improvement in member satisfaction which resulted from the full year impact of 1- 2- 3 Success and the elimination of its prepackaged meals program. Foreign Company-owned classroom meeting fee revenues were $143.8 million for the fiscal year ended April 24, 1999, an increase of 11.5% from $129.0 million for the fiscal year ended April 25, 1998 (net of promotional allowances of $17.2 million and $17.6 million, respectively). This increase in foreign Company-owned classroom meeting fee revenues was the result of a 6% increase in international attendance in the UK, continental Europe and Australia.

         Domestic franchise revenues were $19.1 million for the fiscal year ended April 24, 1999, an increase of 32.9% from $14.4 million for the fiscal year ended April 25, 1998. This increase in domestic franchise revenues was primarily the result of an increase in member attendance, which was due to the full year impact of 1- 2- 3 Success, improved training and support and increase marketing effectiveness. Foreign franchise revenues were $4.1 million for the fiscal year ended April 24, 1999, an increase of 15.3% from $3.5 million for the fiscal year ended April 25, 1998. This increase was primarily the result of a strong performance in Canada and Ireland.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the eight month period December 30, 2000, the primary source of funds to meet working capital needs was cash from operations. Cash and cash equivalents increased $0.5 million during the eight month period ended December 30, 2000. Cash flows provided by operating activities were $28.9 million. This was driven by increased meeting revenue and strong product sales. Cash flows used for investing and financing activities were $21.6 and $8.0 million, respectively. The use of cash relating to investing activities was mainly attributable to the current year's advance to WeightWatchers.com, buy back of minority interest and capital expenditures while the use of cash for financing activities was attributable to the payment of principal on the Company's outstanding debt.

         The total cash required to effect the Transaction was $496.0 million. The Company funded the Transaction and related costs from available cash, the proceeds of the notes and $237.0 million in borrowings under the new credit facilities.

         Capital spending has averaged approximately $2.7 million annually over the last three years and has consisted primarily of leasehold improvements for meeting locations and administrative offices, computer equipment for field staff and call centers, and year 2000 upgrades.

         The Company is significantly leveraged. As of December 30, 2000, there was outstanding $470.7 million in aggregate indebtedness. On January 16, 2001 the Company completed the acquisition of the Weight Watchers franchised territories and certain business assets of Weighco Enterprises, Inc., Weighco of Northeast Inc., and Weighco of Southwest, Inc. pursuant to the terms of the Asset Purchase Agreement, dated as of December 11, 2000. The purchase price for the acquisition was $83.8 million. Of this amount, the Company obtained
$60.0 million in borrowings comprised of a $25 million revolver, $15 million term A loan and $20 million term D loan. Term A and term D loans bear interest at a rate equal to LIBOR and the revolver bears interest at a rate equal to prime.

         The Company believes that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund its currently anticipated capital investment requirements, debt service requirements and working capital requirements. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and the Company cannot be certain that any such capital will be available to it on acceptable terms, or at all.

         The Company's credit facilities provide senior secured financing of up to $267.0 million, consisting of the $75.0 million term loan A facility with a maturity of six years, the $75.0 million term loan B facility with a maturity of seven years, the $87.0 million transferable loan certificate facility with a maturity of seven years, and a $30.0 million revolving credit facility. The Company drew the full amount of the term loan A facility, the term loan B facility and the transferable loan certificate facility upon closing of the Transaction. The revolving credit facility commitment will terminate six years from the date of the closing of the credit facilities.

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

         In addition to paying interest on outstanding principal under the credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unused commitments at a rate equal to 0.50% per year.

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

         In addition, the Company has one million shares of Series A Preferred Stock issued and outstanding with a preference value of $25.0 million at December 30, 2000. Holders of Series A Preferred Stock are entitled to receive dividends at an annual rate of 6% payable annually in arrears.

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


OTHER MATTERS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement established accounting and reporting standards for derivative instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative instruments and Hedging Activities-Deferral of the Effective Date of Statement 133," which postponed the adoption date of SFAS No. 133. As such, the Company is required to adopt the statement effective January 1, 2001. Management has not yet determined the impact adoption will have on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to foreign currency fluctuations and interest rate changes. The Company's exposure to market risk for changes in interest rates relates to the fair value of long-term fixed rate debt and interest expense of variable rate debt. The Company has historically managed interest rates through the use of, and its long-term debt is currently composed of, a combination of fixed and variable rate borrowings. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.

         Based on the overall interest rate exposure on the Company's fixed rate borrowings at December 30, 2000 a 10% change in market interest rates would have less than a 5% impact on the fair value of the Company's long-term debt. Based on variable rate debt levels at December 30, 2000, a 10% change in market interest rates would have less than a 5% impact on the Company's interest expense, net.

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

         Fluctuations in currency exchange rates may also impact the Company's stockholders' equity. The assets and liabilities of the Company's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the year. The resulting translation adjustments are recorded in stockholders' equity as accumulated other comprehensive income (loss). In addition, fluctuations in the value of the euro will cause the U.S. dollar translated amounts to change in comparison to prior periods and may impact interest expense. Furthermore, the Company will revalue the outstanding euro notes at the end of each period, and the resulting change in value will be reflected in the income statement of the corresponding period.

         Each of the Company's subsidiaries derives revenues and incurs expenses primarily within a single country, and consequently, does not generally incur currency risks in connection with the conduct of normal business operations.

         The Company uses foreign currency forward contracts to more properly align the underlying sources of cash flow with debt servicing requirements. At December 30, 2000, the Company had long-term foreign currency forward contracts receivable with notional amounts of USD 44.0 million and EUR 76.0 million offset by foreign currency forward contracts payable with notional amounts of GBP 59.2 million and USD 21.9 million.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         This information is incorporated by reference to the "Consolidated Financial Statements and Notes" on pages F-1 through F-39, together with the report thereon of PricewaterhouseCoopers LLP on page F-38.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

         The following table sets forth certain information concerning each of the Company's executive officers. All officers serve at the pleasure of the Board of Directors.

Name                      Age      Position

Linda Huett...............56       President and Chief Executive Officer

Thomas S. Kiritsis........56       Vice President and Chief Financial Officer

Robert W. Hollweg.........58       Vice President, General Counsel and Secretary

Clive Brothers............47       Chief Operating Officer, Continental Europe

John Dennis...............44       General Manager, United Kingdom

Robert Mallow.............43       Vice President, NACO Operations

Scott Penn................29       Vice President, Australasia

Raymond Debbane...........45       Chairman of the Board

Jonas M. Fajgenbaum.......28       Director

Kent Q. Kreh..............64       Director

Sacha Lainovic............44       Director

Richard Penn..............55       Director

Christopher J. Sobecki....42       Director


         Linda Huett. Ms. Huett is the President and Chief Executive Officer as well as a Director of the Company. Ms. Huett joined the Company in 1984 as a classroom leader. Ms. Huett was promoted to U.K. Training Manager in 1986. In 1990, Ms. Huett was appointed Director of the United Kingdom operation and in 1993 was appointed Vice President of Weight Watchers U.K. Ms. Huett graduated from Gustavas Adolphus College and received her Masters in Theater from Yale University.

         Thomas S. Kiritsis. Mr. Kiritsis is Vice President and Chief Financial Officer. Mr. Kiritsis joined the Company in May 2000. From June 1994 to April 2000, he was Senior Vice President of Finance of Olsten Corporation. Mr. Kiritsis received a B.B.A. in Accounting from Hofstra University and is a Certified Public Accountant.

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

         Clive Brothers. Mr. Brothers is Chief Operating Officer, Continental Europe and United Kingdom. Mr. Brothers joined the Company in 1985 as Marketing Manager, U.K. In 1990, Mr. Brothers was appointed General Manager, France. Mr. Brothers received a B.A. from Leeds Polytechnic in England and a Diploma in Marketing from the Chartered Institute of Marketing.

         John Dennis. Mr. Dennis is General Manger, Weight Watchers (U.K.) Limited. Mr. Dennis was appointed to this position in 1999. He joined Weight Watchers (U.K.) Limited in 1992 as Head of Finance, having previously worked for Nabisco Brands Ltd. and Grand Metropolitan Foods Ltd. Mr. Dennis qualified as a member of the Chartered Institute of Management Accountants in 1984.

         Robert Mallow. Mr. Mallow is Vice President, NACO Operations. He joined Weight Watchers International, Inc. in 1983 as Northeastern Regional Manager, Franchise Department. In January 1985, Mr. Mallow was promoted to National Franchise Manager, Weight Watchers International Inc. In April 1987, he became Vice President, General Manager Business Operations, Weight Watchers of Syracuse, Inc. In November 1991, Mr. Mallow was promoted to Regional Field Director, Weight Watchers North America, Inc. In September 1996, Mr. Mallow was appointed to his present position. Mr. Mallow received a B.A. in Economics from the State University of New York at Cortland and an M.B.A. from the State University of New York at Binghamton.

         Scott Penn. Mr. Penn is Vice President, Australasia operations. Mr. Penn joined the Company in 1994 as a Marketing Services Manager in Australia. In 1996, Mr. Penn was promoted to Group Marketing Manager in Australia and in 1997 he was promoted to General Manager-Marketing & Finance. In 1999, Mr. Penn was promoted to his present position.

         Raymond Debbane. Mr. Debbane became Chairman of the Board upon completion of the Transaction. Mr. Debbane is a co-founder and President of Invus. Prior to forming Invus in 1985, Mr. Debbane was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American University of Beirut. Mr. Debbane is director of Artal Group S.A., Ceres, Inc., Financial Technologies International Inc., Nellson Neutraceuticals, Inc. and the Advisory Board of Oxford BioScience Partners and also served as a director of Keebler Foods Company from 1996 to 1999.

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

         Kent Q. Kreh. Mr. Kreh, a Director since 1997, served as President and Chief Executive Officer of Weight Watchers International, Inc. from 1997 to 1999. He joined Weight Watchers in 1972 as Marketing Director and was named Executive Vice President and Publisher of Weight Watchers publications in 1983. Prior to joining the Company he was employed by General Mills, Bristol Myers and Ford Motor Company. Mr. Kreh received his B.A. from the University of Missouri, Columbia. Mr. Kreh is a board member of the Public Health Research Institute, New York City, the American Obesity Association, Washington D.C. and the American Heart Association, New York City. Mr. Kreh resigned as a member of the Board of Directors effective October 12, 2000.

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

         Christopher J. Sobecki. Mr. Sobecki became a Director upon completion of the Transaction. Mr. Sobecki, a Managing Director of Invus, joined the firm in 1989. He received an M.B.A. from Harvard Business School. He also obtained a B.S. in Industrial Engineering from Purdue University. Mr. Sobecki is a director of Nellson Neutraceuticals, Inc. Financial Technologies International Inc. and iLife, Inc. He also served as director of Keebler Foods Company from 1996 to 1998.


BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION PROGRAMS

         The Board of Directors oversees the Compensation Programs of the Company, with particular attention to the compensation for the Company's Chief Executive Officer and the other Executive Officers. It is the responsibility of the Board of Directors to review, recommend and approve changes to the Company's compensation policies and benefits programs, to administer the Company's stock plans, including approving stock option grants to executive officers and certain other stock option grants, and to otherwise ensure that the Company's compensation philosophy is consistent with the Company's best interests and is properly implemented.

         The compensation philosophy of the Company is to (i) provide a competitive total compensation package that enables the Company to attract and retain key executive and employee talent needed to accomplish the Company's goals and (ii) directly link compensation to improvements in the Company's financial and operational performance.

         Total compensation is comprised of base salary, both cash and noncash incentive compensation, and is based on the Company's financial performance and other factors and is delivered through a combination of cash and equity-based awards. This approach results in overall compensation levels which follow the financial performance of the Company.

         The Board of Directors reviews each senior executive officer's base salary annually. In determining appropriate base salary levels, consideration is given to the officer's impact level, scope of responsibility, prior experience, past accomplishments, and data on prevailing compensation levels in relevant executive labor markets.

         The Board of Directors believes that granting stock options provides officers with a strong economic interest in maximizing shareholder returns over the longer term. The Company believes that the practice of granting stock options is critical to retaining and recruiting the key talent necessary at all employee levels to ensure the Company's continued success.

         The Board of Directors will continue to monitor the Company's compensation program in order to maintain the proper balance between cash compensation and equity-based incentives and may consider further revisions in the future, although it is expected that equity-based compensation will remain one of the principal components of compensation.

ITEM 11.  EXECUTIVE COMPENSATION


         The following table sets forth, for the eight month period ended December 30, 2000, and for the fiscal years ended April 29, 2000 and April 24, 1999, the compensation paid to the Company's President and to each of the next four most highly compensated executive officers whose total annual salary and bonus was in excess of $100,000.

                                                                                                   LONG-TERM
                                                                                                 COMPENSATION
                                                                                                ----------------
                                                                                  ANNUAL           AWARDS (1)
                                                                                                ----------------
                                                                               COMPENSATION       SECURITIES
                                                                   ----------------------------
                                                                                                  UNDERLYING       ALL OTHER
                                                                       SALARY         BONUS        OPTIONS       COMPENSATION
      NAME AND PRINCIPAL POSITION                              YEAR      ($)           ($)       (NO. AWARDED)      ($)(2)
------------------------------------------------------------------------------------------------------------------------------

LINDA HUETT                                 December 30,       2000    171,166       283,351        30,000          75,608
President & Chief Executive Officer         April 29,          2000    183,750       215,159        71,385         288,905
                                            April 24,          1999    138,574       219,435        40,000              --

THOMAS S. KIRITSIS                          December 30,       2000    130,798       160,035        71,385          26,747
Vice President & Chief Financial Officer.

CLIVE BROTHERS                              December 30,       2000    105,638       154,215            --          13,693
Chief Operating Officer                     April 29,          2000    143,423       158,597        71,385          12,908
Continental Europe & United Kingdom......   April 24,          1999    138,574       219,435        40,000              --

ROBERT MALLOW                               December 30,       2000    104,776       124,010            --          22,642
Vice President                              April 29,          2000    162,839        79,244        71,385          10,005
Weight Watchers North America............   April 24,          1999    124,380       213,547        35,000          27,218

ROBERT HOLLWEG                              December 30,       2000    100,010       100,013        71,385          36,328
Vice President
General Counsel & Secretary..............

JOHN DENNIS                                 April 29,          2000    108,702       112,338        17,846           9,710
General Manager                             April 24,          1999     89,667        48,871           500           7,998
United Kingdom...........................

STEPHANIE KONECOFF                          April 29,          2000    126,792        65,828        71,385          10,021
Vice President                              April 24,          1999    121,266       165,830        11,000          10,000
Franchise Business Relations.............

KENT KREH(3)                                April 29,          2000    118,385            --            --              --
President And Chief Executive               April 24,          1999    231,048       651,511        90,000         140,552
Officer..................................


            (1) Awards of stock were made to the named executives. Prior to
                9/29/99, options were granted to the named executives under the H.J. Heinz, 1996 Stock Option Plan. Subsequent to 9/29/99, options were granted to named executives under the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries and WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries.

            (2) Includes amounts contributed under the Weight Watchers 401(k)
                Savings Plan and the Weight Watchers Non-Qualified Executive Profit Sharing Plan of $57,949 for Ms. Huett, $22,159 for Mr. Kiritsis, $18,047 for Mr. Mallow, $10,021 for Ms. Konecoff and $29,086 for Mr. Hollweg. Includes contributions to the UK Pension Plan of $10,281 for Mr. Brothers. Also includes auto lease expense for named executives.

            (3) Mr. Kreh resigned his position as President and Chief Executive
                Officer from Weight Watchers International as of 9/29/99.

         In December 1999, the Board of Directors adopted the "1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries" pursuant to which selected employees were afforded the opportunity to purchase shares of the Company's common stock and/or were granted options to purchase shares of the Company's common stock. The number of shares available for grant under this plan is 1,200,000 shares of authorized common stock of the Company. The following table sets forth certain information regarding options granted during the eight month period ended December 30, 2000 to the named executive officers under the Weight Watchers International, Inc. and Subsidiaries Option Plan.

                            Weight Watchers International, Inc. and Subsidiaries Option Grants
                            for the eight month period ended December 30, 2000

                                                             Individual Grants
                            ----------------------------------------------------------------------------------
                              Number of      Percent of Total
                              Securities         Options
                              Underlying        Granted to       Exercise or                   Grant Date
                                Options       Employees in        Base Price     Expiration      Present
          Name                Granted(1)      Fiscal Year(2)     ($/Shares)         Date          Value($)(3)
----------------------------------------     --------------      ------------   ------------   ---------------

Linda Huett . . . . . . . .. . . 30,000          28.6%             $ 10.00         7/4/10         $138,600

Thomas S. Kiritsis. . . . .. . . 60,000          57.1%             $ 10.00        6/14/10         $279,000


(1) Options were granted during the eight month period ended December 30, 2000 pursuant to the terms of the option plan. No options under the plan were exercised during the eight month period ended December 30, 2000. Options are exercisable based on vesting provisions outlined in the agreement.

(2) Percentage of total options granted are based on total grants made to all employees during the eight month period ended December 30, 2000.

(3) The estimated grant date's present value is determined using the Black-Scholes model. The adjustments and assumptions incorporated in the Black-Scholes model in estimating the value of the grants include the following: (a) exercise price of options equals the fair market value of the underlying stock on the date of grant; (b) option term 10 years; (c) dividend yield and volatility of 0%; and (d) a risk free interest rate ranging from 6.20% to 6.26%. The ultimate value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's common stock over the exercise price on the date the option is granted.

         In April 2000, the Board of Directors adopted the "WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries" pursuant to which selected employees were granted options to purchase shares of common stock of WeightWatchers.com, Inc. that are owned by the Company. The number of shares available for grant under this Plan is 400,000 shares of authorized common stock of WeightWatchers.com, Inc. The following table sets forth certain information regarding options granted during eight month period ended December 30, 2000 to the named executive officers under the WeightWatchers.com Option Plan.


                             WeightWatchers.com Option Grants for
                             the eight month period ended December
                             30, 2000.

                                                           Individual Grants
                             -------------------------------------------------------------------------------
                                              Percent of
                                                Total
                               Number of       Options
                               Securities     Granted to
                               Underlying      Employees       Exercise or                        Grant Date
                                Options        in Fiscal       Base Price       Expiration          Present
    Name                       Granted(1)       Year(2)        ($/Share)           Date            Value($)(3)
---------------------------- ------------    ------------     ------------     -------------     ------------

Thomas S. Kiritsis. . . . . . . 11,385          80%                 .50           6/14/10            $2,619






(1) Options were granted during the eight month period ended December 30, 2000 pursuant to the terms of the option plan. Options are exercisable based on vesting provisions outlined in the agreement.

(2) Percentage of total options granted are based on total grants made to Weight Watchers employees during the eight month period ended December 30, 2000.

(3) The estimated grant date's present value is determined using the Black-Scholes model. The adjustments and assumptions incorporated in the Black-Scholes model in estimating the value of the grants include the following: (a) price paid per share of $.50 (b) option term 10 years; (c) dividend yield and volatility of 0%; and (d) a risk free interest rate of 6.26%. The ultimate value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's common stock over the exercise price on the date the option is granted.

DIRECTOR COMPENSATION

         Kent Q. Kreh and Richard Penn each received $25,000 per year for their services as Directors. Other directors do not receive compensation except in their capacity as officers or employees.

EMPLOYMENT AGREEMENTS AND SEVERANCE POLICIES

         As of August 30, 1996, the Company entered into an employment agreement with Robert Mallow, Vice President of NACO Operations. Mr. Mallow's employment agreement provides for a base salary, subject to increases, and for participation in an annual incentive bonus scheme. Under the agreement, in the event of a termination of Mr. Mallow's employment by the Company for just cause (which term is not defined in the agreement), Mr. Mallow is eligible for salary continuation for a period of one year from the date of termination.

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

EXECUTIVE SAVINGS AND PROFIT SHARING PLAN

         The Company sponsors the Weight Watchers Savings Plan for salaried and eligible hourly employees. This defined contribution plan provides for employer matching contributions up to 100% of the first 3% of an employee's eligible compensation. The Savings Plan also permits employees to contribute between 1% and 13% of eligible compensation on a pre-tax basis.

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

                                                                         SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                                     OWNED                PERCENT OF CLASS
------------------------------------                                     -----                ----------------
Artal Luxembourg S.A. (1)............................................ 21,063,200                    88.5%
  105 Grand-Rue
  Luxembourg City, Luxembourg L-1661
H.J. Heinz Company...................................................  1,428,000                    6.0%
  600 Grant Street
  Pittsburgh, Pennsylvania 15219
Linda Huett (2)(4)...................................................     20,000                    *
Thomas S. Kiritsis (3)...............................................     20,000                    *
Clive Brothers (3)...................................................     20,000                    *
Robert Mallow (3)....................................................     20,000                    *
Robert Hollweg (3)...................................................     25,000                    *
John Dennis (3)......................................................      5,000                    *
Stephanie Konecoff (3)...............................................     20,000                    *
Richard Penn (4).....................................................    250,000                    1.1%
All directors and executive officers as a group  ....................    390,000                    1.6%

(1) The parent entity of Artal Luxembourg S.A. is Artal Group S.A. ("Artal Group"). The address of Artal Group is the same as the address of Artal Luxembourg.

(2)      Executive Officer

(3) The Company's directors and officers may be contacted c/o Weight Watchers International, Inc., 175 Crossways Park West, Woodbury, New York, 11797.

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

         The stockholders' agreement imposes on Heinz certain restrictions on the transfer of the Company's common stock until the earlier to occur of (1) the fifth anniversary of the Transaction and (2) its initial public offering of common stock under the Securities Act, subject to certain exceptions. Heinz will have the right to participate pro rata in certain transfers of the Company's common stock by Artal, and Artal will have the right to require Heinz to participate on a pro rata basis on certain transfers of the Company's common stock by Artal.

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

    Third Party Licenses

      Under the licensing agreements the Company assigned to Heinz all licenses that the Company previously granted to third parties, and Heinz retained all existing sublicenses granted by it to third parties under a license previously granted to Heinz, that relate to the manufacture, distribution or sale of food and beverage products ("Third Party Licenses"). Heinz assumed the Company's obligations under the Third Party Licenses, and has the right to collect and keep all proceeds from the Third Party Licenses for a period of five years. Ownership of the Third Party Licenses, to the extent they pertain to Weight Watchers Licensed Products, will be transitioned to the Company over the five-year period. All proceeds from any Third Party License that cannot be transitioned to the Company by the end of that five-year period will thereafter be collected by Heinz and paid over to the Company. Any sublicense granted after the closing date of the Transactions by Heinz or the Company relating to use of the Food & Beverage Trademarks must conform to the terms of the licenses granted to each Heinz and the Company by the LLC.

MANAGEMENT AGREEMENT

      Simultaneously with the closing of the Transaction, the Company entered into a management agreement with the Invus Group, LTD, an independent investment arm of Artal, pursuant to which Invus renders to the Company management, consulting and certain other services in exchange for an annual fee equal to the greater of $1.0 million or 1.0% of the Company's EBITDA (as defined in the indentures), plus any related out-of-pocket expenses.

WEIGHTWATCHERS.COM SUBSCRIPTION AGREEMENT

      On September 29, 1999, the Company entered into a subscription agreement with WeightWatchers.com, Artal and Heinz under which Artal, Heinz and the Company purchased common stock of WeightWatchers.com for a nominal amount. As of December 30, 2000, the Company owns approximately 35% of WeightWatchers.com's common stock while Artal and Heinz own 60.2% and 4.8%, respectively.

WEIGHTWATCHERS.COM NOTE

      On October 1, 2000, the Company amended its loan agreement with WeightWatchers.com increasing the aggregate principal amount from $10.0 million to $23.5 million. On that date, the unpaid principal and accumulated interest was rolled over into the new loan. The principal amount may be advanced at any time or from time to time prior to July 31, 2003. The note bears interest at 13% per year. All principal and interest outstanding under the note will be payable on September 30, 2003. The note may be prepaid at any time in whole or in part, without premium or penalty. Pursuant to the note, the

Company has advanced WeightWatchers.com $14.8 million during the eight month period ended December 30, 2000 and $2.0 million during the fiscal year ended April 29, 2000.As of December 30,2000 $16.8 million of principal and
$.8 million of interest was charged to other expenses.

WEIGHTWATCHERS.COM WARRANT AGREEMENT

         Under a warrant agreement dated November 24, 1999 entered into between WeightWatchers.com and the Company, the Company has received warrants to purchase an additional 20.2% of WeightWatchers.com's common stock in connection with the loans that the Company has made to WeightWatchers.com under the Weight Watchers.com note described above. These warrants will expire on November 24, 2009 and may be exercised at a price of $7.14 per share of WeightWatchers.com's common stock until then. The exercise price and the number of shares of WeightWatchers.com's common stock available for purchase upon exercise of the warrants may be adjusted from time to time upon the occurrence of certain events.

         Under a warrant agreement dated October 1, 2000 entered into between WeightWatchers.com and the Company, the Company has received warrants to purchase an additional 5.26% of WeightWatchers.com's common stock in connection with the loans that the Company has made to WeightWatchers.com under the WeightWatchers.com note described above. These warrants will expire on October 1, 2010 and may be exercised at a price of $7.14 per share of WeightWatchers.com's common stock until then. The exercise price and the number shares of WeightWatchers.com's common stock available for purchase upon exercise of the warrants may be adjusted from time to time upon the occurrence of certain events.

WEIGHTWATCHERS.COM INTERNET LICENSE AGREEMENT

         The Company and WeightWatchers.com entered into an Intellectual Property License Agreement dated September 29, 1999, pursuant to which the Company granted WeightWatchers.com an exclusive license to use all of the Company's trademarks, copyrights and domain names on the Internet and any other similar or related forms of electronic delivery or digital transmission (other than broadband technology) that now exist or may be developed later. On October 1, 2000, the Company and WeightWatchers.com entered into a Modification of Intellectual Property License Agreement, which among other things, now requires WeightWatchers.com to pay the Company 10% of its revenues related to its Internet activities.

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

         The stockholders' agreement imposes on Heinz and the Company certain restrictions on the transfer of common stock of WeightWatchers.com until the earlier to occur of (1) the fifth anniversary of the Transaction and (2) WeightWatchers.com's initial public offering of common stock under the Securities Act, except for certain exceptions. Heinz and the Company have the right to participate pro rata in certain transfers of common stock of WeightWatchers.com by Artal, and Artal has the right to require Heinz and the Company to participate on a pro rata basis in certain transfers of WeightWatchers.com's common stock by Artal.

WEIGHTWATCHERS.COM REGISTRATION RIGHTS AGREEMENT

         The Company entered into a registration rights agreement with WeightWatchers.com, Artal and Heinz with respect to its shares in WeightWatchers.com. The registration rights agreement grants Artal certain demand rights and also grants Artal, Heinz and the Company certain incidental registration rights to register shares of WeightWatchers.com's common stock for public sale under the Securities Act.

NELLSON CO-PACK AGREEMENT

         On November 30, 1999, the Company entered into an agreement with Nellson Neutraceutical, Inc., a subsidiary of Artal, to purchase nutrition bar products manufactured by Nellson for sale at the Company's meetings. Under the agreement, Nellson agrees to produce sufficient nutrition bar products to fill the Company's purchase orders within 30 days of Nellson's receipt of these purchase orders, and the Company is not bound to purchase a minimum quantity of nutrition bar products. The term of the agreement is two years, and the Company may renew the agreement for successive one-year periods by providing written notice to Nellson.

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

         3. Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Form 10-K.

         4. Reports on Form 8-K

During the last fiscal quarter of the period covered by this Report, the Company filed a Current Report on Form 8-K dated December 21, 2000 relating to the change in the Company's fiscal year end period.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                   SCHEDULE COVERED BY REPORT OF INDEPENDENT
                                   ACCOUNTANTS
                                 ITEMS 14(a) 1&2

                                                                                                         PAGES
                                                                                                         -----

Consolidated Balance Sheets as of December 30, 2000, April 29, 2000 and                                  F-2
            April 24, 1999

Consolidated Statements of Operations for the eight month period ended                                   F-3
           December 30, 2000, and for the fiscal years ended April 29, 2000,
           April 24, 1999 and April 25, 1998

Consolidated Statements of Changes in Stockholders' Deficit, Parent Company                              F-4
          Investment and Comprehensive Income for the eight month period ended
          December 30, 2000, and for the fiscal years ended April 29, 2000,
          April 24, 1999 and April 25, 1998

Consolidated Statements of Cash Flows for the eight month period ended                                   F-5
          December 30, 2000, and for the fiscal years ended April 29, 2000,
          April 24, 1999 and April 25, 1998

Notes to Consolidated Financial Statements                                                               F-6-37

Report of Independent Accountants                                                                        F-38

Schedule II - Valuation and Qualifying Accounts and Reserves for the eight month                         F-39
         period ended December 30, 2000, and the fiscal years ended April 29,
         2000, April 24, 1999 and April 25, 1998.



All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           AS OF DECEMBER 30, 2000, APRIL 29, 2000


 AND APRIL 24, 1999
                                 (IN THOUSANDS)


                                                                                         December 30,      April 29,       April 24,
ASSETS                                                                                       2000             2000           1999
                                                                                         ------------      ---------       ---------
CURRENT ASSETS
   Cash and cash equivalents                                                              $  44,501        $  44,043        $ 19,515
   Receivables (net of allowances: December 30, 2000 - $797; April 29, 2000 - $609;
    April 24, 1999 - $994)                                                                   14,678           12,877          11,403
   Notes receivable, current                                                                  2,106            2,791           3,266
   Foreign currency contract receivable                                                       5,364             --              --
   Inventories                                                                               15,044            9,328           7,580
   Prepaid expenses                                                                          11,099            8,360           7,598
   Deferred income taxes                                                                        648               94           3,609
   Due from related parties                                                                    --               --           133,783
                                                                                          ---------        ---------        --------
      TOTAL CURRENT ASSETS                                                                   93,440           77,493         186,754

Property and equipment, net                                                                   8,145            7,001           8,725
Notes and other receivables, noncurrent                                                       5,601            7,045          19,165
Goodwill (net of accumulated amortization:
   December 30, 2000 - $59,216; April 29, 2000 - $55,430; April 24, 1999 - $49,888)         150,901          152,565         143,714
Trademarks and other intangible assets (net of accumulated
  amortization: December 30, 2000 - $19,871; April 29, 2000 - $19,423;
  April 24, 1999 - $18,982)                                                                   6,648            7,163           8,113
Deferred income taxes                                                                        67,207           67,574           4,133
Deferred financing costs                                                                     13,513           14,666            --
Other noncurrent assets                                                                         762              700             830
                                                                                          ---------        ---------        --------
      TOTAL ASSETS                                                                        $ 346,217        $ 334,207        $371,434
                                                                                          =========        =========        ========

LIABILITIES, REDEEMABLE PREFERRED STOCK  AND
PARENT COMPANY'S INVESTMENT/ STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Short-term borrowings and line of credit                                               $    --          $    --          $  6,690
   Short-term borrowings due to related party                                                 1,730            1,489          16,250
   Portion of long-term debt due within one year                                             14,120           14,120           1,164
   Accounts payable                                                                          11,989           12,362          12,710
   Salaries and wages                                                                        10,544           10,125          11,285
   Accrued interest                                                                           9,662            4,082           2,176
   Accrued restructuring costs                                                                2,485            4,786           7,690
   Foreign currency contract payable                                                           --                486           7,169
   Other accrued liabilities                                                                 23,215           19,583          16,044
   Income taxes                                                                               3,660            6,786           7,962
   Deferred revenue                                                                           5,836            4,632           6,414
                                                                                          ---------        ---------        --------
      TOTAL CURRENT LIABILITIES                                                              83,241           78,451          95,554

Long-term debt                                                                              456,530          460,510          15,500
Deferred income taxes                                                                         3,107            2,941           8,228
Other                                                                                           121              546           3,204
                                                                                          ---------        ---------        --------
      TOTAL LONG-TERM DEBT AND OTHER LIABILITIES                                            459,758          463,997          26,932

Commitments and contingencies
Redeemable preferred stock                                                                   25,996           25,875            --
Stockholders' deficit
   Common stock, par value $0 per share, 23,800 shares authorized, issued and outstanding
   Accumulated deficit                                                                     (216,507)        (231,663)           --
   Accumulated other comprehensive loss                                                      (6,271)          (2,453)           --
   Parent company's investment                                                                 --               --           248,948
                                                                                          ---------        ---------        --------
      TOTAL PARENT COMPANY'S INVESTMENT AND STOCKHOLDERS' DEFICIT                          (222,778)        (234,116)        248,948
                                                                                          ---------        ---------        --------

      TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK, PARENT COMPANY'S
      INVESTMENT AND STOCKHOLDERS' DEFICIT                                                $ 346,217        $ 334,207        $371,434
                                                                                          =========        =========        ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE EIGHT MONTH PERIOD ENDED DECEMBER 30, 2000, AND
    THE FISCAL YEARS ENDED APRIL 29, 2000, APRIL 24, 1999 AND APRIL 25, 1998
                                 (IN THOUSANDS)



                                                             December 30,     April 29,        April 24,      April 25,
                                                                 2000           2000             1999           1998
                                                             ------------     ----------      ----------     ----------
                                                              (35 Weeks)      (53 Weeks)      (52 Weeks)     (52 Weeks)

Revenues, net                                                  $273,175       $ 399,574        $364,608       $297,245
Cost of revenues                                                139,283         201,389         178,925        159,961
                                                               --------       ---------        --------       --------

        Gross profit                                            133,892         198,185         185,683        137,284

Marketing expenses                                               26,986          51,453          52,856         49,227
Selling, general and administrative expenses                     32,222          50,743          48,912         44,067
Transaction costs                                                  --             8,345            --             --
                                                               --------       ---------        --------       --------

        Operating income                                         74,684          87,644          83,915         43,990

Interest income                                                   3,119           5,792          16,027         13,452
Interest expense                                                 40,244          36,871           8,859          8,576
Other expense (income), net                                      16,536         (10,351)          5,248          4,281
                                                               --------       ---------        --------       --------

        Income before income taxes and minority interest         21,023          66,916          85,835         44,585

Provision for income taxes                                        5,857          28,323          36,360         19,969
                                                               --------       ---------        --------       --------

        Income before minority interest                          15,166          38,593          49,475         24,616

Minority interest                                                   147             834           1,493            845
                                                               --------       ---------        --------       --------

Net income                                                     $ 15,019       $  37,759        $ 47,982       $ 23,771
                                                               ========       =========        ========       ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT,
               PARENT COMPANY INVESTMENT AND COMPREHENSIVE INCOME
             FOR THE EIGHT MONTH PERIOD ENDED DECEMBER 30, 2000, AND
    THE FISCAL YEARS ENDED APRIL 29, 2000, APRIL 24, 1999 AND APRIL 25, 1998
                                 (IN THOUSANDS)



                                                                          Accumulated
                                            Common Stock    Additional        Other                     Parent
                                         -----------------   Paid In     Comprehensive  Accumulated    Company's
                                         Shares      Amount  Capital          Loss        Deficit      Investment         Total
                                         ------      ------ ----------   -------------  -----------    ----------         -----
Balance April 26, 1997                                                                                 $ 188,936       $  188,936
                                                                                                                       ----------

Comprehensive Income:
Net income                                                                                                23,771           23,771
Translation adjustment                                                                                   (10,212)         (10,212)
                                                                                                                       ----------
Total Comprehensive Income                                                                                                 13,559
                                                                                                                       -----------

Net Parent advances                                                                                       29,115           29,115
Dividend                                                                                                  (2,521)          (2,521)
----------------------------------------------------------------------------------------------------------------------------------

Balance at April 25, 1998                                                                                229,089          229,089

Comprehensive Income:
Net income                                                                                                47,982           47,982
Translation adjustment                                                                                    19,660           19,660
                                                                                                                       ----------
Total Comprehensive Income                                                                                                 67,642
                                                                                                                       ----------

Net Parent settlements                                                                                   (42,851)         (42,851)
Dividend                                                                                                  (4,932)          (4,932)
----------------------------------------------------------------------------------------------------------------------------------

Balance at April 24, 1999                                                                                248,948          248,948

Net Parent settlements                                                                                  (252,883)        (252,883)

Recapitalization and settlement of
  Parent company investment              23,800         --    (72,100)       (12,764)      (268,547)       3,935         (349,476)
Deferred tax asset                                             72,100                                                      72,100

Comprehensive Income:
Net income                                                                                   37,759                        37,759
Translation adjustment                                                        10,311                                       10,311
                                                                                                                       ----------
Total Comprehensive Income                                                                                                 48,070
                                                                                                                       ----------

Preferred stock dividend                                                                      (875)                          (875)
----------------------------------------------------------------------------------------------------------------------------------

Balance at April 29, 2000                23,800                               (2,453)     (231,663)                      (234,116)

Elimination of foreign subsidiaries
  one month reporting lag effective
  April 30, 2000                                                                             1,137                          1,137


Comprehensive Income:
Net income                                                                                  15,019                         15,019
Translation adjustment                                                        (3,818)                                      (3,818)
                                                                                                                       ----------
Total Comprehensive Income                                                                                                 11,201
                                                                                                                       ----------
Preferred stock dividend                                                                    (1,000)                        (1,000)
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 30, 2000             23,800       $ --    $     --      $ (6,271)   $ (216,507)    $       --      $ (222,778)
                                       ===========================================================================================


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE EIGHT MONTH PERIOD ENDED DECEMBER 30, 2000, AND
    THE FISCAL YEARS ENDED APRIL 29, 2000, APRIL 24, 1999 AND APRIL 25, 1998
                                 (IN THOUSANDS)


                                                                    December 30,      April 29,        April 24,       April 25,
                                                                        2000            2000             1999            1998
                                                                     ----------      ----------        ----------     ----------
                                                                     (35 Weeks)      (53 Weeks)        (52 Weeks)     (52 Weeks)
Operating activities:
    Net income                                                        $ 15,019        $  37,759        $ 47,982        $ 23,771
    Adjustments to reconcile net income to cash
      provided by operating activities:
    Depreciation and amortization                                        7,889           10,398           9,586           8,775
    Deferred tax (benefit) provision                                       104            8,541           9,279          15,563
    Accounting for equity investment                                    17,604             --              --              --
    Elimination of foreign subsidiaries one month reporting lag          1,206             --              --              --
    Allowance for doubtful accounts                                       (188)             385            (118)           (143)
    Reserve for inventory obsolescence, other                             (975)            (121)          2,525          (3,489)
    Other items, net                                                      (954)          (2,492)             38             415
    Changes in cash due to:
      Receivables                                                       (8,210)          12,654          (7,041)         (2,348)
      Inventories                                                       (4,771)          (1,696)         (2,451)            664
      Prepaid expenses                                                  (2,755)            (801)         (1,454)          1,913
      Due from related parties                                             241          (14,765)          3,693          (8,610)
      Accounts payable                                                    (303)          (1,512)          3,083          (2,250)
      Accrued liabilities                                                6,897            5,780         (10,076)           (414)
      Deferred revenue                                                   1,043           (1,753)           (716)          1,872
      Income taxes                                                      (2,975)          (2,492)          3,571             647
                                                                      --------        ---------        --------        --------
      Cash provided by operating activities                             28,872           49,885          57,901          36,366
                                                                      --------        ---------        --------        --------
Investing activities:
    Capital expenditures                                                (3,626)          (1,874)         (2,474)         (3,389)
    Advances and interest to equity investment                         (15,604)            --              --
    Acquisitions, net of cash acquired                                    --               --              --            (1,412)
    Acquisitions of minority interest                                   (2,400)         (15,900)           --              --
    Other items, net                                                         3           (1,867)           (565)           (121)
                                                                      --------        ---------        --------        --------
      Cash used for investing activities                               (21,627)         (19,641)         (3,039)         (4,922)
                                                                      --------        ---------        --------        --------
Financing activities:
    Net (decrease) increase in short-term borrowings                       (34)          (5,455)            856          (2,174)
    Proceeds from borrowings                                              --            491,260            --              --
    Repurchase of common stock                                            --           (324,476)           --              --
    Payment of dividends                                                  (879)          (2,796)        (10,368)         (8,470)
    Payments on long-term debt                                          (7,060)          (3,530)         (1,081)         (1,368)
    Deferred financing cost                                               --            (15,861)           --              --
    Net Parent settlements                                                --           (131,030)        (37,076)        (18,630)
                                                                      --------        ---------        --------        --------
      Cash (used for) provided by financing activities                  (7,973)           8,112         (47,669)        (30,642)
                                                                      --------        ---------        --------        --------
Effect of exchange rate changes on cash and cash equivalents             1,186          (13,828)            493             (44)
Net increase in cash and cash equivalents                                  458           24,528           7,686             758
Cash and cash equivalents, beginning of period/fiscal year              44,043           19,515          11,829          11,071
                                                                      --------        ---------        --------        --------
Cash and cash equivalents, end of period/fiscal year                  $ 44,501        $  44,043        $ 19,515        $ 11,829
                                                                      ========        =========        ========        ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


1. BASIS OF PRESENTATION:

         Weight Watchers International, Inc. (the "Company") operates and franchises territories offering weight loss and control programs through the operation of classroom type meetings to the general public in the United States, Canada, Mexico, the United Kingdom, Continental Europe, Australia, New Zealand, South Africa, Latin America and South America.

Recapitalization

         On September 29, 1999, the Company effected a recapitalization and stock purchase agreement (the "Transaction") with its former parent, H.J. Heinz Company ("Heinz"). The Company redeemed shares of common stock from Heinz for $349.5 million. The $349.5 million consisted of $324.5 million of cash and $25.0 million of the Company's redeemable Series A Preferred Stock. After the redemption, Artal Luxembourg S.A. purchased 94% of the Company's remaining common stock from Heinz for $223.7 million. The recapitalization and stock purchase was financed through borrowings under credit facilities amounting to approximately $237.0 million and by issuing Senior Subordinated Notes amounting to $255.0 million, due 2009. The balance of the borrowings was utilized to refinance debt incurred prior to the Transaction relating to the transfer of ownership and acquisition of the minority interest in the Weight Watchers businesses that operate in Australia and New Zealand. The acquisition of the minority interest resulted in approximately $15.9 million of goodwill. In connection with the Transaction, the Company incurred approximately $8.3 million in transaction costs which were expensed and $15.9 million in deferred financing costs. For U.S. Federal and State tax purposes, the Transaction is being treated as a taxable sale under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended. As a result, for tax purposes, the Company will record a step-up in the tax basis of net assets. For financial reporting purposes, a valuation allowance of approximately $72.1 million was established against the corresponding deferred tax asset of $144.2 million . Management concluded, more likely than not, this amount would not be utilized to reduce future tax payments. The Company will continue to monitor the need to maintain the valuation allowance in the future periods.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Change in Fiscal Year:

         The Company changed its fiscal year from the last Saturday of April, to the Saturday closest to December 31st effective with the eight month period commencing April 30, 2000.

Consolidation:

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In order to facilitate timely reporting in prior periods, certain foreign subsidiaries ended their fiscal years one month prior to the Company's fiscal year end with no material impact on the consolidated financial statements. The one month lag has now been eliminated effective April 30, 2000. The effect on net income of these subsidiaries for the period March 31, 2000 through April 29, 2000 was $1.1 million and was adjusted to opening accumulated deficit at April 30, 2000.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


Use of Estimates:

         The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Inventories:

         Inventories, which consist of finished goods, are stated at the lower of cost or market on a first-in, first-out basis, net of reserves. The net reserve for inventory and prepaid program materials as of December 30, 2000, April 29, 2000 and April 24, 1999 was $2.5 million, $1.6 million and $1.4 million, respectively.

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

Intangibles:

         Goodwill, trademarks and other intangibles arising from acquisitions, including the acquisition of previously franchised areas, are being amortized on a straight-line basis over periods ranging from 3 to 40 years. Amortization of goodwill, trademarks and other intangibles for the eight month period ended December 30, 2000 and for the fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998 was $4.5 million, $6.4 million, $6.0 million and $5.6 million, respectively.

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

Impairment of Long Lived Assets:

         The Company follows the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Revenue Recognition:

         The Company earns revenue by conducting meetings, selling products and aids in its own facilities, by collecting commissions from franchisees operating under the Weight Watchers name and by collecting royalties related to licensing agreements. Revenue is recognized when registration fees are paid, services are rendered, products are sold and commissions and royalties are earned. Deferred revenue, consisting of prepaid lecture income, is amortized into income over the period earned. Effective April 30, 2000, the Company adopted Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", which does not change existing revenue recognition rules, but rather, addresses and clarifies existing rules and their application. Adoption of SAB 101 did not impact the Company's financial position or results of operations.

Advertising Costs:

         Advertising costs consist primarily of national and local direct mail, television, and spokesperson's fees. All costs related to advertising are expensed in the period incurred. Total advertising expenses for the eight month period ended December 30, 2000 and for the fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998 were approximately $25.8 million, $48.0 million, $48.8 million, and $45.7 million, respectively.

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

Deferred Financing Costs:

         Deferred financing costs consists of costs associated with the establishment of the Company's credit facilities resulting from the Transaction. Such costs are being amortized using the interest rate method over the term of the related debt. Amortization expense for the eight month period ended December 30, 2000 and for the fiscal year ended April 29, 2000 was approximately $1.3 million and $1.1 million, respectively.

Recently Issued Accounting Standards:

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement established accounting and reporting standards for derivative instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative instruments and Hedging Activities-Deferral of the Effective Date of Statement 133," which postponed the adoption date of SFAS No. 133. As such, the Company is required to adopt the statement effective January 1, 2001. Management has not yet determined the impact adoption will have on the Company's financial position or results of operations.

Reclassification:

         Certain amounts for the fiscal years ended April 21, 2000, April 24, 1999 and April 25, 1998 have been reclassified to conform to the eight month period ended December 30, 2000 presentation.

3. TRANSITION PERIOD COMPARATIVE DATA:

          The following table presents certain financial information for the eight month periods ended December 30, 2000 and December 18, 1999.

                                                             Eight Month Periods Ended
                                                             -------------------------
                                                             December          December
                                                               2000              1999
                                                            (35 Weeks)        (34 Weeks)
                                                            ----------        ----------
                                                                              (Unaudited)
         Revenues, net                                       $273,175          $236,974
         Gross profit                                        $133,892          $114,592
         Income before income taxes and minority interest    $ 21,023          $ 39,020
         Provision for income taxes                          $  5,857          $ 15,150
         Income before minority interest                     $ 15,166          $ 23,870
         Minority Interest                                   $    147          $    694
         Net Income                                          $ 15,019          $ 23,176

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


4. REDEEMABLE PREFERRED STOCK:

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

5. LONG-TERM DEBT:

                                                 December 30, 2000            April 29, 2000              April 24, 1999
                                             -------------------------   -------------------------   -------------------------
                                              Balance   Effective rate    Balance   Effective rate    Balance   Effective rate
                                              -------   --------------    -------   --------------    -------   --------------
EURO 100.0 million 13% Senior
  Subordinated Notes due 2009                $ 94,240           13.00%   $ 91,160           13.00%   $     --
US $150.0 million 13% Senior
  Subordinated Notes due 2009                 150,000           13.00%    150,000           13.00%         --
Term A Loan due 2005                           65,625            9.81%     71,875            9.22%         --
Term B Loan due 2006                           74,438           10.95%     74,813           10.04%         --
Transferable Loan Certificate due 2006         86,347           10.95%     86,782           10.04%         --
Promissory Notes                                   --                          --                      16,664          7 - 10%
                                             --------                    --------                    --------
                                              470,650                     474,630                      16,664
Less Current Portion                           14,120                      14,120                       1,164
                                             --------                    --------                    --------
                                             $456,530                    $460,510                    $ 15,500
                                             ========                    ========                    ========

         In connection with the Transaction, the Company entered into a credit facility ("Credit Facility") with the Bank of Nova Scotia, Credit Suisse First Boston and certain other lenders providing (i) a $75.0 million term loan A facility ("Term Loan A"), (ii) a $75.0 million term loan B facility ("Term Loan B"), (iii) an $87.0 million transferable loan certificate ("TLC") and (iv) a revolving credit facility with

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


borrowings up to $30.0 million ("Revolving Credit Facility"). Borrowings under the Credit Facility are paid quarterly and initially bear interest at a rate equal to LIBOR plus (a) in the case of Term Loan A and the Revolving Credit Facility, 3.25% or, at the Company's option, the alternate base rate, as defined, plus 2.25% or (b) in the case of Term Loan B and the TLC, 4.00% or, at the Company's option, the alternate base rate plus 3.00%. At December 30, 2000, the interest rates were 9.6% for Term Loan A and 10.7% for Term Loan B and the TLC. All assets of the Company collateralize the Credit Facility.

         The facility was amended on January 16, 2001 to provide for an additional $60 million in borrowings in connection with the acquisition (see
Note 19) of certain Weight Watchers International, Inc. franchised territories.

         In addition, the Company issued $150.0 million USD denominated and
100.0 million EUR denominated principal amount 13% Senior Subordinated Notes due 2009 (the "Notes") to qualified institutional buyers. At December 30, 2000, the
100.0 million EUR notes translated into $94.2 million USD denominated equivalent. The impact of the change in foreign exchange rates related to euro denominated debt are reflected in the income statement. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year, commencing April 1, 2000. The Company uses interest rate swaps and foreign currency forward contracts in association with its debt (see Note 17). The Notes are uncollateralized senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Credit Facility. The notes are guaranteed by certain subsidiaries of the Company.

         The credit facilities contain a number of covenants that, among other things, restrict the Company's ability to dispose of assets, incur additional indebtedness, or engage in certain transactions with affiliates and otherwise restrict the Company's corporate activities. In addition, under the credit facilities, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios.

         The aggregate amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:


         2001                                           $  14,120
         2002                                              14,120
         2003                                              14,120
         2004                                              14,120
         2005                                              17,245
         2006 and thereafter                              396,925
                                                        ---------
                                                        $ 470,650

         Effective with the Transaction on September 29, 1999, outstanding lines of credit were $6.7 million and promissory notes of $16.7 million have been settled. The lines of credit had a weighted-average interest rate of 5.32% during 1999. The promissory notes represent amounts due various former franchisees as a result of the Company acquiring certain franchised operations.

         The Company has guaranteed Term Loans and Letters of Credit of franchisees that originated as part of a franchisees' acquisition of certain franchised areas. The balance of the guaranteed indebtedness was $15.5 million as of April 24, 1999. No such guarantee continues as of December 30, 2000.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


6. STOCK PLANS:

Weight Watchers Incentive Compensation Plans

         On December 16, 1999, the Board of Directors adopted the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries (the "Plan"). The Plan is designed to promote the long-term financial interests and growth of the Company and its subsidiaries by attracting and retaining management with the ability to contribute to the success of the business. The Plan is to be administered by the Board of Directors or a committee thereof.

         Under the stock purchase component of the plan discussed above, 338,800 shares of common stock were sold to 44 members of the Company's management group at $10 per share.

         Under the option component of the Plan, grants may take the following forms in the committee's sole discretion: Incentive Stock Options, Other Stock Options (other than incentive options), Stock Appreciation Rights, Restricted Stock, Purchase Stock, Dividend Equivalent Rights, Performance Units, Performance Shares and Other Stock - Based Grants. The maximum number shares available for grant under this plan shall be 1,200,000 shares of authorized common stock as of the effective date of the Plan.

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

          The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the eight month period ended December 30, 2000 and for the fiscal year ended April 29, 2000: dividend yield of 0 %; expected volatility of risk was 0 %; risk free interest rate ranging from 5.91% to 6.65%; and expected life of 10 years. The exercise price was equivalent to the fair market value at the date of grant. A summary of the Company's stock option activity is as follows:

                                                  December 30, 2000                  April 29, 2000
                                             ----------------------------    ----------------------------
                                                              Weighted                        Weighted
                                             Number of        average        Number of        average
                                               Shares      exercise price      Shares      exercise price
                                             ---------     --------------    ---------     --------------
Options outstanding,
         Beginning of year                   1,048,500       $   10.00              --
         Granted                               105,000       $   10.00       1,048,500       $   10.00
         Exercised                                  --                              --
         Cancelled                              27,000       $   10.00              --

Options outstanding, end of year             1,126,500       $   10.00       1,048,500       $   10.00
Options exercisable, end of year               280,625       $   10.00          34,950       $   10.00
Options available for grant, end of year        73,500       $   10.00         151,500       $   10.00
Weighted-average fair value of options                       $    4.61              --       $    4.84
         granted during the year

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


         The weighted average remaining contractual life of options outstanding at December 30, 2000 was 8.9 years.

WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries

         In April 2000, the Board of Directors adopted the WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries, pursuant to which selected employees were granted options to purchase shares of common stock of WeightWatchers.com, Inc. that are owned by the Company. The number of shares available for grant under this plan is 400,000 shares of authorized common stock of WeightWatchers.com, Inc. All options vest over a period of time, however, vesting of certain options may be accelerated if the Company achieves specified performance levels.

           The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the eight month period ended December 30, 2000 and for the fiscal year ended April 29,2000: dividend yield of 0 %; expected volatility of risk was 0 %; risk free interest rate ranging from 5.91% to 6.49%; and expected life of ten years. A summary of the Company's stock option activity is as follows:

                                                  December 30, 2000                  April 29, 2000
                                             ----------------------------    -----------------------------
                                                             Weighted                        Weighted
                                             Number of        average        Number of        average
                                               Shares      exercise price      Shares      exercise price
                                             ---------     --------------    ---------     ---------------
Options outstanding,
         Beginning of year                     147,319        $   0.50              --
         Granted                                14,231        $   0.50         147,319         $   0.50
         Exercised                                  --                              --
         Cancelled                                  --                              --

Options outstanding, end of year               161,550        $   0.50         147,319         $   0.50
Options exercisable, end of year                45,022        $   0.50              --         $   0.50
Options available for grant, end of year       238,450        $   0.50         252,681         $   0.50
Weighted-average fair value of options                        $   0.23              --         $   0.16
         granted during the year

         The weighted average remaining contractual life of options outstanding at December 30, 2000 was 9.3 years.

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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                          DECEMBER 30,        APRIL 29,
                                              2000              2000
                                            --------          --------
         Net Income:
                   As reported              $ 15,019          $ 37,759
                   Pro forma                $ 14,984          $ 37,170

Heinz Incentive Compensation Plans - Prior to the Transaction

         Certain qualifying employees of the Company were granted options to purchase Heinz common stock under Heinz's stock option plans. These options under the Plan have been granted at not less than market prices on the date of grant. Stock options granted have a maximum term of ten years. Vesting occurs from one to three years after the date of grant. Beginning in fiscal 1998, in order to place greater emphasis on creation of shareholder value, performance-accelerated stock options were granted to certain key executives. These options vest eight years after the grant date, subject to acceleration if predetermined share price goals are achieved.

         The pro forma effect of SFAS No. 123 on the Company's financial statements would have been as follows:

                                      APRIL 24,        APRIL 25,
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

         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weight-average assumptions:

                                            APRIL 24,        APRIL 25,
                                              1999             1998
                                             ------           ------
         Dividend yield                        2.5%             2.5%
         Volatility                           22.0             20.0
         Risk-free interest rate               5.1              6.2
         Expected term (years)                 5.0              5.0

7. EMPLOYEE BENEFIT PLANS:

Weight Watchers Sponsored Plans:

         Effective September 29, 1999, the net assets of the Heinz sponsored employee savings plan were transferred to the Weight Watchers sponsored plan upon execution of the Transaction. The Company sponsors the Weight Watchers Savings Plan (the "Savings Plan") for salaried and hourly employees. The Savings Plan is a defined contribution plan which provides for employer matching contributions up to

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


100% of the first 3% of an employee's eligible compensation. The Savings Plan also permits employees to contribute between 1% and 13% of eligible compensation on a pre-tax basis. Company contributions for the eight month period ended December 30, 2000 and the fiscal year ended April 29, 2000 were $.5 million and $1.0 million, respectively.

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

         For certain senior management personnel, the Company sponsors the Weight Watchers Executive Profit Sharing Plan. Under the Internal Revenue Service ("IRS") definition this plan is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the Company made on the employees' behalf instead of an individual account with a cash balance. The account is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%.

         The Company is currently applying for a determination letter to qualify the Savings Plan under Section 401(a) of the IRS Code. It is the Company's opinion, that the IRS will issue a favorable determination letter as to the qualified status of the Savings Plan.

Heinz Sponsored Plans - Prior to the Transaction:

         Domestic employees participate in certain defined pension plans, a defined contribution 401(k) savings plan and, for employees affected by certain IRS limits, a section 415 Excess Plan, all of which are sponsored by Heinz. The Company also provides post-retirement health care and life insurance benefits for employees who meet the eligibility requirements of the Heinz plans. Retirees share in the cost of these benefits based on age and years of service.

         Company contributions to the Heinz Savings Plan include a qualified age-related contribution and a matching of the employee's contribution, up to a specified amount.

         The following amounts were included in the Company's result of operations:

                                               APRIL 29,    APRIL 24,    APRIL 25,
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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


8. WEIGHTWATCHERS.COM WARRANT AND NOTE AGREEMENT:

         On September 29, 1999, the Company entered into a subscription agreement with WeightWatchers.com, Artal and Heinz under which Artal, Heinz and the Company purchased common stock of WeightWatchers.com for a nominal amount. The Company owns approximately 35% of WeightWatchers.com's common stock while Artal and Heinz own 60.2% and 4.8%, respectively, of WeightWatchers.com's common stock.

         Under a warrant agreement dated November 24, 1999 entered into between WeightWatchers.com and the Company, the Company has received warrants to purchase an additional 20.2% of WeightWatchers.com's common stock in connection with the loans that the Company has made to WeightWatchers.com under the WeightWatchers.com note described above. These warrants will expire on November 24, 2009 and may be exercised at a price of $7.14 per share of WeightWatchers.com's common stock until then. The exercise price and the number of shares of WeightWatchers.com's common stock available for purchase upon exercise of the warrants may be adjusted from time to time upon the occurrence of certain events.

         Under a warrant agreement dated October 1, 2000 entered into between WeightWatchers.com and the Company, the Company has received warrants to purchase an additional 5.26% of WeightWatchers.com's common stock in connection with the loans that the Company has made to WeightWatchers.com under the WeightWatchers.com note described above. These warrants will expire on October 1, 2010 and may be exercised at a price of $7.14 per share of WeightWatchers.com's common stock until then. The exercise price and the number shares of WeightWatchers.com's common stock available for purchase upon exercise of the warrants may be adjusted from time to time upon the occurrence of certain events.

           On October 1, 2000, the Company amended its loan agreement with Weight Watchers.com increasing the aggregate principal amount from $10.0 million to $23.5 million. On that date, the unpaid principal and accumulated interest was rolled over into the new loan. The amount may be advanced at any time or from time to time prior to July 31, 2003. The note bears interest at 13% per year. All principal and interest outstanding under the note are scheduled to be payable on September 30, 2003. The note may be prepaid at any time in whole or in part, without premium or penalty. Pursuant to the note the Company has advanced WeightWatchers.com $14.8 million during the eight month period ended December 30, 2000 and $2.0 million during the fiscal year ended April 29, 2000. As of December 30, 2000 $16.8 million of principal and $.8 million of interest was charged to other expenses.


9. RESTRUCTURING CHARGES:

         During the fourth quarter of fiscal 1997, the Company announced a reorganization and restructuring program. The reorganization plan was designed to strengthen the Company's classroom business and improve profitability and global growth.

         Charges related to the restructuring were recognized to reflect the exit from the Personal Cuisine Food Option in United States Company-owned locations, the relocation of classes from certain fixed retail outlets to traveling locations, and other initiatives involving the exit of certain under-performing business and product lines.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


         Restructuring and related costs recorded in fiscal 1997 totalled $51.7 million pretax. Pretax charges of $49.7 million were classified as classroom operating expenses and $2.0 million as selling, general and administrative expenses. The major components of the fiscal 1997 charges and the remaining accrual balances were as follows:

                                                              Employee                 Exit Costs
                                                             Termination       ---------------------------
                                               Non-Cash          and            Accrued
                                                 Asset        Severance          Exit       Implementation
                                              Write-downs       Costs            Costs          Costs           Total
                                              -----------    -----------       --------     --------------     --------
Initial charge - 1997                          $ 27,402        $  4,723        $ 19,569        $     --        $ 51,694
Amounts utilized - 1997                         (27,402)           (339)            (46)             --         (27,787)
                                               --------        --------        --------        --------        --------

Accrued restructuring costs -
April 26, 1997                                       --           4,384          19,523                          23,907
Implementation costs - 1998                          --              --              --             999             999
Amounts utilized - 1998                              --          (3,709)         (8,553)           (999)        (13,261)
                                               --------        --------        --------        --------        --------

Accrued restructuring costs -
April 25, 1998                                       --             675          10,970              --          11,645

Implementation costs - 1999                          --              --              --              32              32
Amounts utilized - 1999                              --            (186)         (3,769)            (32)         (3,987)
                                               --------        --------        --------        --------        --------
Accrued restructuring costs -
April 24, 1999                                       --             489           7,201              --           7,690

Amounts utilized - 2000                              --              --          (2,904)             --          (2,904)
                                               --------        --------        --------        --------        --------
Accrued restructuring costs -
April 29, 2000                                       --             489           4,297              --           4,786

Amounts utilized - Apr 30 - Dec 30, 2000             --            (489)         (1,812)             --          (2,301)
                                               --------        --------        --------        --------        --------
Accrued restructuring costs -
December 30, 2000                              $     --        $     --        $  2,485        $     --        $  2,485
                                               ========        ========        ========        ========        ========

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

         Employee severance costs include charges related to both involuntary terminations and involuntary terminations. As part of the voluntary termination agreements, enhanced retirement benefits were offered to the affected employees. These amounts were included in the Employee Termination and Severance costs component of the restructuring charge.

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

         The results for 1998 included costs related to the implementation of the restructuring program of $999 pretax, which were classified as selling, general and administrative expenses. These costs consist primarily of center relocation and training. The results for 1999 included costs related to the implementation of the restructuring program of $32 pretax, which were classified as selling, general and administrative expenses. These costs consist primarily of relocation and training costs.

10. PROPERTY AND EQUIPMENT:

         The components of property and equipment were:

                                                    DECEMBER 30,   APRIL 29,     APRIL 24,
                                                       2000          2000          1999
                                                     --------      --------      --------
Leasehold improvements                               $ 19,218      $ 17,954      $ 18,343
Equipment                                              31,921        30,900        36,559
                                                     --------      --------      --------
                                                       51,139        48,854        54,902
Less: Accumulated depreciation and amortization        43,006        41,911        46,428
                                                     --------      --------      --------
                                                        8,133         6,943         8,474
Construction in progress                                   12            58           251
                                                     --------      --------      --------
                                                     $  8,145      $  7,001      $  8,725
                                                     ========      ========      ========

         Depreciation and amortization expense of property and equipment for the eight month period ended December 30, 2000 and for the fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998 was $2.1 million, $2.9 million, $3.6 million and $3.3 million, respectively.

11. RELATED PARTY TRANSACTIONS:

         On November 30, 1999, the Company entered into an agreement with Nellson Neutraceutical, Inc. ("Nellson"), a wholly-owned subsidiary of Artal, to purchase nutrition bar products manufactured by Nellson for sale at the Company's meetings. Under the agreement, Nellson agrees to produce sufficient nutrition bar products to fill the Company's purchase orders within 30 days of receipt. The Company is not bound to purchase a minimum quantity of nutrition bar products. The term of the agreement is one year and the Company may renew the agreement for successive one-year periods by providing written notice to Nellson. The provisions of the agreement are comparable to those the Company would receive from a third party. Total purchases from Nellson for the eight month period ended December 30, 2000 and for the fiscal year ended April 29, 2000 were $4.9 million and $4.3 million, respectively.

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

         Certain of Heinz' general and administrative expenses were allocated to the Company. Total costs allocated include charges for salaries of corporate officers and staff and other Heinz corporate overhead. Total costs charged to the Company for these services were $1.0 million, $2.2 million and $1.8 million for the fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998, respectively.

         In addition, Heinz charged the Company for its share of group health insurance costs for eligible Company employees based upon location specific costs, overall insurance costs and loss experience incurred during a calendar year. In addition, various other insurance coverages were also provided to the Company through Heinz' consolidated programs. Workers compensation, auto, property, product liability and other insurance coverages are charged directly based on the Company's loss experience. Amounts charged to the Company for insurance costs were $3.8 million, $4.3 million and $4.2 million for the fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998, respectively, and are recorded in selling, general and administrative expenses in the accompanying statement of operations.

         Total costs charged to the Company by Heinz for other miscellaneous services were $93 thousand, $520 thousand and $579 thousand for the fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998, respectively, and were recorded in selling, general and administrative expenses in the accompanying statement of operations.

         The Company maintained a cash management arrangement with Heinz. On a daily basis, all available domestic cash was deposited and disbursements were withdrawn. Heinz charged the Company interest on the average daily balance maintained in an intercompany account. Net interest expense related to this arrangement included in the statement of operations was $1.7 million, $3.1 million and $965 thousand for the fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998, respectively. The interest rate charged to or received by the Company was 5.5% in fiscal year ended April 29, 2000 and 6.25% for fiscal years ended April 24, 1999 and April 25, 1998.

         Substantially all of the due from related parties of $133.8 million at April 24, 1999 represents a note receivable from an affiliate of Heinz which was repaid in June 1999. Interest income reflected in the statement of operations related to this note receivable was $10.0 million and $9.6 million, for the fiscal years ended April 24, 1999 and April 25, 1998, respectively. The interest rate charged by the Company was LIBOR plus 25 basis points in both years.

         Short-term borrowings due to an affiliate of Heinz of $16.3 million at April 24, 1999 represented a note payable due April 28, 1999. Interest expense related to the note payable was $35 thousand for the fiscal year ended April 29, 2000 and $1.0 million for the fiscal year ended April 24, 1999.

         Long-term borrowings of $52.5 million due to a related party were contributed to capital during the fiscal year ended April 25, 1998. Interest expense related to these long-term borrowings was $961 thousand and the interest rate was 10.5%.

         Pension costs and postretirement costs are also charged to the Company based upon eligible employees participating in the Plans. See also Note 7.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


12. INCOME TAXES:

         The following tables summarizes the provision (benefit) for U.S. federal, state and foreign taxes on income:

                                 DECEMBER 30,     APRIL 29,      APRIL 24,      APRIL 25,
                                     2000           2000           1999           1998
                                   --------       --------       --------       --------
Current:
         U.S federal               $    234       $  5,727       $ 11,997       $ (4,798)
         State                          200          2,464          3,247            346
         Foreign                      5,319         11,591         11,837          8,858
                                   --------       --------       --------       --------
                                      5,753         19,782         27,081          4,406
                                   --------       --------       --------       --------

Deferred:
         U.S federal               $     --       $  7,800       $  6,368       $ 10,493
         State                           --            368            312            502
         Foreign                        104            373          2,599          4,568
                                   --------       --------       --------       --------
                                        104          8,541          9,279         15,563
                                   --------       --------       --------       --------
         Total tax provision       $  5,857       $ 28,323       $ 36,360       $ 19,969
                                   ========       ========       ========       ========

         The components of income before income taxes and minority interest consist of the following:

                      December 30,   April 29,     April 24,     April 25,
                          2000          2000          1999          1998
                        -------       -------       -------       -------
         Domestic       $ 9,399       $33,538       $48,199       $13,143
         Foreign         11,624        33,378        37,636        31,442
                        -------       -------       -------       -------
                        $21,023       $66,916       $85,835       $44,585
                        =======       =======       =======       =======

The difference between the U.S. federal statutory tax rate and the Company's consolidated effective tax rate are as follows:

                                                  DECEMBER 30,     APRIL 29,     APRIL 24,     APRIL 25,
                                                      2000           2000          1999          1998
                                                    --------       --------      --------      --------
U.S. federal statutory rate                             35.0%          35.0%         35.0%         35.0%
Foreign income taxes                                     4.0            1.7           3.5           7.2
States' income taxes (net of federal benefit)            0.6            2.6           2.7           1.6
Goodwill amortization                                    1.0            0.4           0.8           1.7
Other                                                    1.3            2.6           0.4          (0.7)
Valuation allowance                                    (14.0)          --            --            --
                                                    --------       --------      --------      --------

Effective tax rate                                      27.9%          42.3%         42.4%         44.8%
                                                    ========       ========      ========      ========

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


         The deferred tax assets and deferred tax (liabilities) recorded on the balance sheet as of December 30, 2000, April 29, 2000 and April 24, 1999 are as follows:

                                                    DECEMBER 30,      APRIL 29,        APRIL 24,
                                                        2000             2000             1999
                                                     ---------        ---------        ---------
         Depreciation                                $     333        $     304        $      --
         Provision for estimated expenses                2,702            1,771            3,288
         Operating loss carryforwards                      953            4,369            4,430
         Transaction expenses                               --            2,933               --
         Benefits plans                                     --               --            5,878
         WW.com loan                                     6,513               --               --
         Other                                             143              216            1,998
         Amortization                                  139,642          135,329               --
         Less:  Valuation allowance                    (71,903)         (71,979)            (630)
                                                     ---------        ---------        ---------

         Total deferred tax assets                   $  78,383        $  72,943        $  14,964
                                                     =========        =========        =========

         Transaction expenses                        $  (4,374)       $      --        $      --
         Depreciation/amortization                          --               --           (9,620)
         Deferred income                                (5,764)          (4,985)          (3,767)
         Other                                          (3,497)          (3,231)          (2,063)
                                                     ---------        ---------        ---------

         Total deferred tax liabilities              $ (13,635)       $  (8,216)       $ (15,450)
                                                     =========        =========        =========

         Net deferred tax assets (liabilities)       $  64,748        $  64,727        $    (486)
                                                     =========        =========        =========

         Having utilized approximately $9.2 million in the current year, remaining net operating loss carryforwards at December 30, 2000 totalled $2.6 million, all of which will expire by 2019. Further, the Company will be subject to the federal alternative minimum tax (AMT) for the current year, resulting in an AMT credit carryforward at December 30, 2000 of approximately $200,000, which can be carried forward indefinitely and used to offset taxable income in future years to the extent the Company is not subject to AMT.

         As of December 30, 2000, the Company has provided for a valuation allowance for its deferred tax assets. Although realization is not assured, management believes it is more likely than not, that the net deferred tax assets will be realized. The determination of the net deferred tax assets deemed realizable was based on available historical evidence, and estimates of future taxable income. This amount may be subject to adjustment based on changes to those factors in future years.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


         On September 29, 1999 the Company effected a recapitalization and stock purchase agreement with its former parent, Heinz. For U.S. tax purposes, the transaction was treated as a taxable sale under IRC Section 338(h)(10), resulting in a step-up in the tax basis of net assets. The step-up in tax basis as finally determined upon filing of the Section 338(h)(10) election during the current year resulted in an additional deferred tax asset of approximately $3.3 million, with an offsetting adjustment to the valuation allowance.

         Undistributed earnings of foreign subsidiaries considered to be reinvested permanently, for which no deferred taxes are provided, amounted to $27.2 million as of December 30, 2000.

13. CASH FLOW INFORMATION:

         Net cash paid during the year for:

                                                                DECEMBER 30,   APRIL 29,     APRIL 24,     APRIL 25,
                                                                   2000          2000          1999          1998
                                                                  -------       -------       -------       -------
      Interest expense                                            $31,639       $31,402       $ 2,748       $ 5,818
      Income taxes                                                $ 8,405       $13,601       $ 5,380       $ 4,706

Noncash investing and financing activities were as follows:

      Deferred tax asset recorded as a
      component of stockholders' deficit
      in conjunction with the
      recapitalization of the Company                                  --       $72,100            --            --

      Redeemable preferred stock issued to Heinz                       --       $25,875            --            --

      Contribution of related party debt to capital                    --            --            --       $52,500

      Reduction of existing receivable in connection with
       the acquisition of minority interest                        $1,124            --            --            --

14. COMMITMENTS AND CONTINGENCIES:

Legal:

         Due to the nature of its activities, the Company is, at times, subject to pending and threatened legal actions which arise during the normal course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of such matters will not have a material effect on the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


Lease Commitments:

         Minimum rental commitments under non-cancelable operating leases, primarily for office and rental facilities at December 30, 2000, consists of the following:

                      2001                          $ 12,677
                      2002                             7,922
                      2003                             5,241
                      2004                             3,659
                      2005                             3,373
                      2006 and thereafter             18,913
                                                    --------
                      Total                         $ 51,785
                                                    ========

         Total rent expense charged to operations under these leases for the eight month period ended December 30, 2000, and for the fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998 was approximately $8.2 million, $12.3 million, $11.0 million and $10.3 million, respectively.

Repurchase Agreements:

         The Company is a party to a repurchase agreement related to the 10% minority interest in the classroom operation of Finland. Pursuant to this agreement, the Company may elect or be required to repurchase the minority shareholders' interest in this operation. If the Company repurchases the minority interest within five years of the original sale, the repurchase price is based on the original sales price times the increase in the consumer price index since the date of the sale. If the Company repurchases the minority interest after five years from the original sale, the repurchase price is based on a multiple of the average operating income during the last three years. On August 1, 2000 the Company repurchased the remaining 10% minority interest of the Sweden. The acquisition was financed with $2.4 million of cash plus $1.1 million reduction of an existing receivable from the minority owner resulting in goodwill of $3.5 million.

15. FRANCHISE PROFIT SHARING FUND:

         The Company's franchise agreement with certain North American franchisees provides for an annual franchise profit sharing distribution based upon specified formulas. In October 2000, the Company reached an agreement with certain franchisees regarding the sharing of profits of prior and future product sales. The settlement provided for a payment of approximately $3.8 million during the eight month period ended December 30, 2000 and releases the Company from any future obligations to the franchisees under profit sharing arrangements dating back to 1969. Profit sharing expense under this arrangement for the fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998 was $.4 million, $.8 million and $.7 million, respectively. Unpaid amounts are included in accrued liabilities.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


16. SEGMENT AND GEOGRAPHIC DATA:

         The Company is engaged principally in one line of business, i.e., weight control. The following table presents information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of United States export sales.

                                                            EXTERNAL SALES
                                                            --------------
                                       DECEMBER 30,     APRIL 29,      APRIL 24,      APRIL 25,
                                           2000           2000           1999           1998
                                         --------       --------       --------       --------
         United States                   $150,199       $207,256       $189,366       $143,765
         United Kingdom                    55,945         90,778         76,143         73,146
         Continental Europe                48,306         66,524         65,119         54,850
         Australia and New Zealand         18,725         35,016         33,980         25,484
                                         --------       --------       --------       --------
                                         $273,175       $399,574       $364,608       $297,245
                                         ========       ========       ========       ========

                                                           LONG-LIVED ASSETS
                                                           -----------------
                                       DECEMBER 30,     APRIL 29,      APRIL 24,      APRIL 25,
                                             2000           2000           1999           1998
                                         --------       --------       --------       --------
         United States                   $142,641       $142,675       $149,054       $155,360
         United Kingdom                     2,737            949          1,198          1,272
         Continental Europe                 1,914          1,973          2,422          2,463
         Australia and New Zealand         18,402         21,132          7,878          8,208
                                         --------       --------       --------       --------
                                         $165,694       $166,729       $160,552       $167,303
                                         ========       ========       ========       ========


17. FINANCIAL INSTRUMENTS:

    Fair value of Financial Instruments:

         The Company's significant financial instruments include cash and cash equivalents, short-and-long-term debt, current and noncurrent notes receivable, currency exchange agreements and guarantees.

         In evaluating the fair value of significant financial instruments, the Company generally uses quoted market prices of the same or similar instruments or calculates an estimated fair value on a discounted cash flow basis using the rates available for instruments with the same remaining maturities. As of December 30, 2000, the fair value of financial instruments held by the Company approximated the recorded value. Based on the current interest rates, management believes that the carrying amount of the Company's debt approximates fair market value.

    Foreign Currency Contracts:

         As of December 30, 2000 and April 29, 2000, the Company held currency and interest rate swap contracts to purchase certain foreign currencies totalling $158.1 million and $139.4 million, respectively. The Company also held separate currency and interest rate swap contracts to sell foreign currencies of $163.5 million and $138.9 million, respectively. Net unrealized gains (losses) associated with the Company's foreign currency contracts were $5.9 million and ($.5) million, respectively.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The change in the Company's fiscal year end resulted in the elimination of the one month lag for certain foreign subsidiaries and is effective retroactive to April 30, 2000 which results in the quarterly data presented herein to differ from that previously reported on the July 29, 2000 and October 28, 2000 Form 10-Q's. The change from the previous Form 10-Q's for revenue is an increase of $469 and a decrease of $6,469 for the quarters ended July 29 and October 28, 2000, respectively. The change for operating income is an increase of $2,374 and an increase of $2,443 for the quarters ended July 29 and October 28, 2000, respectively. The change for net income is an increase of $1,736 and an increase of $1,816 for the quarters ended, July 29 and October 28, 2000, respectively.

                                               FIRST      SECOND      TWO MONTHS ENDED
                                              QUARTER     QUARTER     DECEMBER 30, 2000
                                              --------    --------    -----------------
EIGHT MONTH PERIOD ENDED DECEMBER 30, 2000
      Revenues                                $103,073    $107,582         $ 62,520
      Operating income                        $ 36,626    $ 27,648         $ 10,410
      Net income (loss)                       $ 13,705    $ 10,908         $ (9,594)

                                               FIRST      SECOND       THIRD      FOURTH
                                              QUARTER     QUARTER     QUARTER     QUARTER
                                              --------    --------    --------    --------
FISCAL YEAR ENDED APRIL 29, 2000
      Revenues                                $ 92,174    $ 84,031    $ 90,507    $132,862
      Operating income                        $ 28,302    $ 10,508    $ 14,719    $ 34,115
      Net income                              $ 17,095    $  2,239    $    912    $ 17,513

FISCAL YEAR ENDED APRIL 24, 1999
      Revenues                                $ 84,036    $ 79,966    $ 89,403    $111,203
      Operating income                        $ 22,488    $ 14,505    $ 20,118    $ 26,804
      Net income                              $ 12,708    $  8,227    $ 11,506    $ 15,541


19. SUBSEQUENT EVENT

         On January 16, 2001 the Company completed the acquisition of the Weight Watchers franchised territories and certain business assets of Weighco Enterprises, Inc., Weighco of Northeast, Inc., and Weighco of Southwest, Inc. pursuant to the terms of the Asset Purchase Agreement, dated as of December 11, 2000 among Weighco Enterprises, Inc., Weighco of Northwest, Inc., and Weighco of Southwest, Inc., the Company and Weight Watchers North America, Inc., a wholly-owned subsidiary of the Company.

         The transaction will be accounted for by the purchase method of accounting. Substantially all of the purchase price in excess of the net assets acquired will be recorded as goodwill.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


         The purchase price for the acquisition was $83.8 million. Of this amount, the Company obtained $60 million pursuant to the Amended and Restated Credit Agreement, dated as of January 16, 2001 among Weight Watchers International, Inc., WW Funding Corp. and various financial institutions.

20. GUARANTOR SUBSIDIARIES

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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 30, 2000
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                           NON-
                                                             PARENT       GUARANTOR      GUARANTOR
ASSETS                                                       COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                            ---------    ------------   ------------   ------------   ------------
Current assets
    Cash and cash equivalents                               $  26,699      $  11,191      $   6,611      $      --      $  44,501
    Receivables, net                                            7,390          5,941          1,347             --         14,678
    Notes receivable, current                                   2,104             --              2             --          2,106
    Foreign currency contract receivable                        5,364             --             --             --          5,364
    Inventories                                                    --         11,867          3,177             --         15,044
    Prepaid expenses                                              961          7,809          2,329             --         11,099
    Deferred income taxes                                       2,846         (2,198)            --             --            648
    Intercompany receivables (payables)                       (10,921)         3,147          7,774             --             --
                                                            ---------      ---------      ---------      ---------      ---------
        TOTAL CURRENT ASSETS                                   34,443         37,757         21,240             --         93,440

Investment in consolidated subsidiaries                       175,876             --             --       (175,876)            --
Property and equipment, net                                     1,272          5,679          1,194             --          8,145
Notes and other receivables, noncurrent                         5,601             --             --             --          5,601
Goodwill, net                                                  28,367        121,814            720             --        150,901
Trademarks and other intangible assets, net                     1,876          4,761             11             --          6,648
Deferred income taxes                                         (44,713)       111,920             --             --         67,207
Deferred financing costs                                       13,513             --             --             --         13,513
Other noncurrent assets                                           163            271            328             --            762
                                                            ---------      ---------      ---------      ---------      ---------
        TOTAL ASSETS                                        $ 216,398      $ 282,202      $  23,493      $(175,876)     $ 346,217
                                                            =========      =========      =========      =========      =========

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
    Short-term borrowings due to related party              $   1,730      $      --      $      --      $      --      $   1,730
    Portion of long-term debt due within one year              13,250            870             --             --         14,120
    Accounts payable                                              932          8,379          2,678             --         11,989
    Salaries and wages                                          3,568          3,533          3,443             --         10,544
    Accrued interest                                            9,069            593             --             --          9,662
    Accrued restructuring costs                                    --          2,485             --             --          2,485
    Other accrued liabilities                                   9,420         10,540          3,255             --         23,215
    Income taxes                                                1,677           (414)         2,397             --          3,660
    Deferred revenue                                               --          4,843            993             --          5,836
                                                            ---------      ---------      ---------      ---------      ---------
        TOTAL CURRENT LIABILITIES                              39,646         30,829         12,766             --         83,241

Long-term debt                                                371,053         85,477             --             --        456,530
Deferred income taxes                                           2,481             --            626             --          3,107
Other                                                              --             --            121             --            121
                                                            ---------      ---------      ---------      ---------      ---------
        TOTAL LONG-TERM DEBT AND OTHER LIABILITIES            373,534         85,477            747             --        459,758

Redeemable preferred stock                                     25,996             --             --             --         25,996
Stockholders' equity (deficit)                               (222,778)       165,896          9,980       (175,876)      (222,778)
                                                            ---------      ---------      ---------      ---------      ---------

        TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
           AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 216,398      $ 282,202      $  23,493      $(175,876)     $ 346,217
                                                            =========      =========      =========      =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                              AS OF APRIL 29, 2000
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                         NON-
                                                           PARENT       GUARANTOR      GUARANTOR
ASSETS                                                     COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                          ---------    ------------   ------------   ------------   ------------
Current assets
    Cash and cash equivalents                             $  10,984     $  22,465       $  10,594      $      --      $  44,043
    Receivables, net                                          6,006         5,606           1,265             --         12,877
    Notes receivable, current                                 2,791            --              --             --          2,791
    Inventories                                                  --         7,827           1,501             --          9,328
    Prepaid expenses                                            748         6,240           1,372             --          8,360
    Deferred income taxes                                     2,846        (2,752)             --             --             94
    Intercompany receivables (payables)                     (32,114)       27,742           4,372             --             --
                                                          ---------     ---------       ---------      ---------      ---------
        TOTAL CURRENT ASSETS                                 (8,739)       67,128          19,104             --         77,493

Investment in consolidated subsidiaries                     162,320            --              --       (162,320)            --
Property and equipment, net                                   1,809         3,974           1,218             --          7,001
Notes and other receivables, noncurrent                       7,045            --              --             --          7,045
Goodwill, net                                                25,833       125,977             755             --        152,565
Trademarks and other intangible assets, net                   1,960         5,193              10             --          7,163
Deferred income taxes                                        (9,854)       77,428              --             --         67,574
Deferred financing costs                                     14,749           (83)             --             --         14,666
Other noncurrent assets                                         163           365             172             --            700
                                                          ---------     ---------       ---------      ---------      ---------
        Total assets                                      $ 195,286     $ 279,982       $  21,259      $(162,320)     $ 334,207
                                                          =========     =========       =========      =========      =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities
    Short-term borrowings due to related party            $   1,489     $      --       $      --      $      --      $   1,489
    Portion of long-term debt due within one year            13,250           870              --             --         14,120
    Accounts payable                                          1,438         9,084           1,840             --         12,362
    Salaries and wages                                        2,301         4,256           3,568             --         10,125
    Accrued interest                                          3,521           561              --             --          4,082
    Accrued restructuring costs                                  --         4,786              --             --          4,786
    Foreign currency contract payable                           486            --              --             --            486
    Other accrued liabilities                                 6,387         9,049           4,147             --         19,583
    Income taxes                                             (1,846)        5,965           2,667             --          6,786
    Deferred revenue                                             --         3,824             808             --          4,632
                                                          ---------     ---------       ---------      ---------      ---------
        TOTAL CURRENT LIABILITIES                            27,026        38,395          13,030             --         78,451

    Long-term debt                                          374,598        85,912              --             --        460,510
    Deferred income taxes                                     1,903           390             648             --          2,941
    Other                                                        --            --             546             --            546
                                                          ---------     ---------       ---------      ---------      ---------
        TOTAL LONG TERM DEBT AND OTHER LIABILITIES          376,501        86,302           1,194             --        463,997

    Redeemable preferred stock                               25,875         2,507             254         (2,761)        25,875
    Stockholders' equity (deficit)                         (234,116)      152,778           6,781       (159,559)      (234,116)
                                                          ---------     ---------       ---------      ---------      ---------
        TOTAL LIABILITIES, REDEEMABLE PREFERRED
           STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)       $ 195,286     $ 279,982       $  21,259      $(162,320)     $ 334,207
                                                          =========     =========       =========      =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
                              AS OF APRIL 24, 1999
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                        NON-
                                                          PARENT       GUARANTOR      GUARANTOR
ASSETS                                                    COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                         ---------    ------------   ------------   ------------   ------------
Current assets
    Cash and cash equivalents                            $     (74)    $  12,376       $   7,213      $      --      $  19,515
    Receivables, net                                         5,134         4,364           1,905             --         11,403
    Notes receivable, current                                3,266            --              --             --          3,266
    Inventories                                                 --         5,775           1,805             --          7,580
    Prepaid expenses                                           856         4,588           2,154             --          7,598
    Deferred income taxes                                    1,758        (1,949)          3,800             --          3,609
    Due from related parties                                 1,034           242         132,507             --        133,783
    Intercompany receivables (payables)                    103,588      (107,373)          3,785             --             --
                                                         ---------     ---------       ---------      ---------      ---------
        TOTAL CURRENT ASSETS                               115,562       (81,977)        153,169             --        186,754

Investment in consolidated subsidiaries                    117,732            --              --       (117,732)            --
Property and equipment, net                                  1,981         5,231           1,513             --          8,725
Notes and other receivables, noncurrent                     10,295            --           8,870             --         19,165
Goodwill, net                                               27,254       115,568             892             --        143,714
Trademarks and other intangible assets, net                  2,355         5,745              13             --          8,113
Deferred income taxes                                          (22)        4,155              --             --          4,133
Other noncurrent assets                                        138           510             182             --            830
                                                         ---------     ---------       ---------      ---------      ---------
        TOTAL ASSETS                                     $ 275,295     $  49,232       $ 164,639      $(117,732)     $ 371,434
                                                         =========     =========       =========      =========      =========

LIABILITIES AND PARENT COMPANY'S INVESTMENT
Current liabilities
    Short-term borrowings and line of credit             $      --     $      --       $   6,690      $      --      $   6,690
    Short-term borrowings due to related party              16,638          (388)             --             --         16,250
    Portion of long-term debt due within one year            1,164            --              --             --          1,164
    Accounts payable                                           631         9,192           2,887             --         12,710
    Salaries and wages                                       4,189         7,096              --             --         11,285
    Accrued interest                                         2,161            --              15             --          2,176
    Accrued restructuring costs                                  8         7,929            (247)            --          7,690
    Foreign currency contract payable                           --            --           7,169             --          7,169
    Other accrued liabilities                                1,798         6,659           7,587             --         16,044
    Income taxes                                           (11,168)       17,118           2,012             --          7,962
    Deferred revenue                                            --         5,680             734             --          6,414
                                                         ---------     ---------       ---------      ---------      ---------
        TOTAL CURRENT LIABILITIES                           15,421        53,286          26,847             --         95,554

Long-term debt                                              15,500            --              --             --         15,500
Deferred income taxes                                       (2,366)       10,338             256             --          8,228
Other                                                           --         2,659             545             --          3,204
                                                         ---------     ---------       ---------      ---------      ---------
        TOTAL LONG-TERM DEBT AND OTHER LIABILITIES          13,134        12,997             801             --         26,932

Parent company's investment                                246,740       (17,051)        136,991       (117,732)       248,948
                                                         ---------     ---------       ---------      ---------      ---------
        TOTAL LIABILITIES AND PARENT
           COMPANYS INVESTMENT                           $ 275,295     $  49,232       $ 164,639      $(117,732)     $ 371,434
                                                         =========     =========       =========      =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
               FOR THE EIGHT MONTH PERIOD ENDED DECEMBER 30, 2000
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                          NON-
                                                             PARENT      GUARANTOR      GUARANTOR
                                                            COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                           ---------    ------------   ------------   ------------   ------------
Revenues, net                                              $  20,794      $ 204,074      $  48,307      $      --      $ 273,175
Cost of revenues                                               4,571        105,444         29,268             --        139,283
                                                           ---------      ---------      ---------      ---------      ---------

    Gross profit                                              16,223         98,630         19,039             --        133,892

Marketing expenses                                             2,784         18,994          5,208             --         26,986
Selling, general and administrative expenses                  14,826         11,708          5,688             --         32,222
                                                           ---------      ---------      ---------      ---------      ---------

    Operating income (loss)                                   (1,387)        67,928          8,143             --         74,684

Interest income                                                1,642          1,209            268             --          3,119
Interest expense                                              26,338         13,849             57             --         40,244
Other expense (income), net                                   16,545             (2)            (7)            --         16,536
Equity in income of consolidated subsidiaries                 26,621             --             --        (26,621)            --
Franchise commission income (loss)                            20,144        (17,647)        (2,497)            --             --
                                                           ---------      ---------      ---------      ---------      ---------

    Income before income taxes and minority interest           4,137         37,643          5,864        (26,621)        21,023

(Benefit from) provision for  income taxes                   (10,882)        14,558          2,181             --          5,857
                                                           ---------      ---------      ---------      ---------      ---------

    Income before minority interest                           15,019         23,085          3,683        (26,621)        15,166

Minority interest                                                 --             --            147             --            147
                                                           ---------      ---------      ---------      ---------      ---------

Net income                                                 $  15,019      $  23,085      $   3,536      $ (26,621)     $  15,019
                                                           =========      =========      =========      =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE FISCAL YEAR ENDED APRIL 29, 2000
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                          NON-
                                                             PARENT      GUARANTOR      GUARANTOR
                                                            COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                           ---------    ------------   ------------   ------------   ------------
Revenues, net                                              $  32,836      $ 300,215      $  66,523      $      --      $ 399,574
Cost of revenues                                               4,911        155,251         41,227             --        201,389
                                                           ---------      ---------      ---------      ---------      ---------

    Gross profit                                              27,925        144,964         25,296             --        198,185

Marketing expenses                                             7,417         35,707          8,329             --         51,453
Selling, general and administrative expenses                  23,066         20,357          7,320             --         50,743
Transaction costs                                              8,247             98             --             --          8,345
                                                           ---------      ---------      ---------      ---------      ---------

    Operating income (loss)                                  (10,805)        88,802          9,647             --         87,644

Interest income                                                1,462          1,864          2,466             --          5,792
Interest expense                                              29,104          6,471          1,296             --         36,871
Other (income) expense, net                                  (10,997)           151            495             --        (10,351)
Equity in income of consolidated subsidiaries                 44,441             --             --        (44,441)            --
Franchise commission income (loss)                            21,686        (18,500)        (3,186)            --             --
                                                           ---------      ---------      ---------      ---------      ---------

    Income before income taxes and minority interest          38,677         65,544          7,136        (44,441)        66,916

Provision for income taxes                                       918         24,090          3,315             --         28,323
                                                           ---------      ---------      ---------      ---------      ---------

    Income before minority interest                           37,759         41,454          3,821        (44,441)        38,593

Minority interest                                                 --            834             --             --            834
                                                           ---------      ---------      ---------      ---------      ---------

Net income                                                 $  37,759      $  40,620      $   3,821      $ (44,441)     $  37,759
                                                           =========      =========      =========      =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE FISCAL YEAR ENDED APRIL 24, 1999
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                         NON-
                                                            PARENT      GUARANTOR      GUARANTOR
                                                            COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                           ---------   ------------   ------------   ------------   ------------
Revenues, net                                              $  42,288     $ 257,202      $  65,118      $      --      $ 364,608
Cost of revenues                                               3,685       135,095         40,145             --        178,925
                                                           ---------     ---------      ---------      ---------      ---------

    Gross profit                                              38,603       122,107         24,973             --        185,683

Marketing expenses                                             8,815        35,381          8,660             --         52,856
Selling, general and administrative expenses                  23,715        17,794          7,403             --         48,912
                                                           ---------     ---------      ---------      ---------      ---------

    Operating income                                           6,073        68,932          8,910             --         83,915

Interest income                                                  615         5,096         10,938           (622)        16,027
Interest expense                                               3,537           357          5,587           (622)         8,859
Other (income) expense, net                                    1,930         3,361            (43)            --          5,248
Equity in income of consolidated subsidiaries                 37,310            --             --        (37,310)            --
Franchise commission income (loss)                             8,697        (6,072)        (2,625)            --             --
                                                           ---------     ---------      ---------      ---------      ---------

    Income before income taxes and minority interest          47,228        64,238         11,679        (37,310)        85,835

Provision for income taxes                                     7,944        22,860          5,556             --         36,360
                                                           ---------     ---------      ---------      ---------      ---------

    Income before minority interest                           39,284        41,378          6,123        (37,310)        49,475

Minority interest                                                 --         1,108            385             --          1,493
                                                           ---------     ---------      ---------      ---------      ---------

Net income                                                 $  39,284     $  40,270      $   5,738      $ (37,310)     $  47,982
                                                           =========     =========      =========      =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE FISCAL YEAR ENDED APRIL 25, 1998
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                         NON-
                                                            PARENT      GUARANTOR      GUARANTOR
                                                            COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                           ---------   ------------   ------------   ------------   ------------

Revenues, net                                              $  28,465     $ 213,929      $  54,851      $      --      $ 297,245
Cost of revenues                                               3,264       122,148         34,549             --        159,961
                                                           ---------     ---------      ---------      ---------      ---------

    Gross profit                                              25,201        91,781         20,302             --        137,284

Marketing expenses                                             7,916        33,499          7,812             --         49,227
Selling, general and administrative expenses                  21,154        16,578          6,335             --         44,067
                                                           ---------     ---------      ---------      ---------      ---------

    Operating income (loss)                                   (3,869)       41,704          6,155             --         43,990

Interest income                                                  831         2,297         10,641           (317)        13,452
Interest expense                                               4,033           607          4,253           (317)         8,576
Other expense, net                                             1,695         2,494             92             --          4,281
Equity in income of consolidated subsidiaries                 16,837            --             --        (16,837)            --
Franchise commission income (loss)                             8,038        (5,984)        (2,054)            --             --
                                                           ---------     ---------      ---------      ---------      ---------

    Income before income taxes and minority interest          16,109        34,916         10,397        (16,837)        44,585

(Benefit from) provision for income taxes                     (1,979)       16,355          5,593             --         19,969
                                                           ---------     ---------      ---------      ---------      ---------

    Income before minority interest                           18,088        18,561          4,804        (16,837)        24,616

Minority interest                                                 --           629            216             --            845
                                                           ---------     ---------      ---------      ---------      ---------

Net income                                                 $  18,088     $  17,932      $   4,588      $ (16,837)     $  23,771
                                                           =========     =========      =========      =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW
               FOR THE EIGHT MONTH PERIOD ENDED DECEMBER 30, 2000
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                               NON-
                                                                   PARENT      GUARANTOR     GUARANTOR
                                                                   COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                   --------   ------------  ------------  ------------  ------------
Operating activities:
    Net income                                                     $ 15,019     $ 23,085      $  3,536      $(26,621)     $ 15,019
    Adjustments to reconcile net income
      to cash provided by (used for) operating
      activities:
    Depreciation and amortization                                     3,212        4,266           411            --         7,889
    Deferred tax (benefit) provision                                   --            104             --           --           104
    Accounting for equity investment                                 17,604           --            --            --        17,604
    Elimination of foreign subsidiaries one month reporting lag       1,137           86         1,120        (1,137)        1,206
    Allowance for doubtful accounts                                      --         (188)           --            --          (188)
    Reserve for inventory obsolescence, other                            --       (1,024)           49            --          (975)
    Other items, net                                                                 (532)        (422)           --          (954)
    Changes in cash due to:                                                                                                     --
      Receivables                                                    (7,946)        (180)          (84)           --        (8,210)
      Inventories                                                        --       (3,046)       (1,725)           --        (4,771)
      Prepaid expense                                                  (213)      (1,585)         (957)           --        (2,755)
      Intercompany receivables/payables                             (21,193)      24,595        (3,402)           --            --
      Due from related parties                                          241           --            --            --           241
      Accounts payable                                               (1,072)         (69)          838            --          (303)
      Accrued liabilities                                             9,362       (1,450)       (1,015)           --         6,897
      Deferred revenue                                                    0          853          (185)           --         1,043
      Income taxes                                                   38,960      (41,643)         (292)           --        (2,975)
                                                                   --------     --------      --------      --------      --------
      Cash provided by (used for) operating activities               55,111        3,277        (1,758)      (27,758)       28,872
                                                                   --------     --------      --------      --------      --------

Investing activities:
    Capital expenditures                                               (100)      (3,017)         (509)           --        (3,626)
    Advances and interest to equity investment                      (15,604)          --            --            --       (15,604)
    Acquisitions of minority interest                                (2,400)          --            --            --        (2,400)
    Other items, net                                                   (148)         147             4            --             3
                                                                   --------     --------      --------      --------      --------
      Cash used for investing activities                            (18,252)      (2,870)         (505)           --       (21,627)
                                                                   --------     --------      --------      --------      --------

Financing activities:
    Net (decrease) increase in short-term borrowings                    566         (600)           --            --           (34)
    Parent company investment in subsidiaries                       (13,556)          --            --        13,556            --
    Payment of dividends                                               (879)      (8,834)       (1,968)       10,802          (879)
    Payments on long-term debt                                       (6,625)        (435)           --            --        (7,060)
    Net Parent (settlements) advances                                    --           --           421          (421)           --
                                                                   --------     --------      --------      --------      --------
      Cash used for financing activities                            (20,494)      (9,869)       (1,547)       23,937        (7,973)
                                                                   --------     --------      --------      --------      --------

Effect of exchange rate changes on cash and cash equivalents           (650)      (1,812)         (173)        3,821         1,186
Net (decrease) increase in cash and cash equivalents                 15,715      (11,274)       (3,983)           --           458
Cash and cash equivalents, beginning of period                       10,984       22,465        10,594            --        44,043
                                                                   --------     --------      --------      --------      --------

Cash and cash equivalents, end of period                           $ 26,699     $ 11,191      $  6,611      $     --      $ 44,501
                                                                   ========     ========      ========      ========      ========

[CAPTION]
The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW
                    FOR THE FISCAL YEAR ENDED APRIL 29, 2000
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                               NON-
                                                                  PARENT      GUARANTOR     GUARANTOR
                                                                  COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                 ---------   ------------  ------------  ------------  ------------
Operating activities:
    Net income                                                   $  37,759    $  40,620     $   3,821     $ (44,441)    $  37,759
    Adjustments to reconcile net income
      to cash provided by (used for) operating
      activities:
    Depreciation and amortization                                    3,438        6,028           932            --        10,398
    Deferred tax (benefit) provision                                 3,785        4,685            71            --         8,541
    Allowance for doubtful accounts                                    352           29             4            --           385
    Reserve for inventory obsolescence, other                           --          (93)          (28)           --          (121)
    Other items, net                                                    --       (2,492)           --            --        (2,492)
    Changes in cash due to:
      Receivables                                                    4,501       (1,353)        9,506            --        12,654
      Inventories                                                       --       (2,028)          332            --        (1,696)
      Prepaid expense                                                  108       (1,691)          782            --          (801)
      Due from related parties                                     (15,149)         384            --            --       (14,765)
      Accounts payable                                                 807       (1,272)       (1,047)           --        (1,512)
      Accrued liabilities                                            4,538       (1,845)        3,087            --         5,780
      Deferred revenue                                                           (1,827)           74            --        (1,753)
      Income taxes                                                  90,650      (97,918)        4,776            --        (2,492)
                                                                 ---------    ---------     ---------     ---------     ---------
      Cash provided by (used for) operating activities             130,789      (58,773)       22,310       (44,441)       49,885
                                                                 ---------    ---------     ---------     ---------     ---------

Investing activities:
    Capital expenditures                                              (299)      (1,004)         (571)           --        (1,874)
    Acquisitions, net of cash acquired                                  --           --            --            --            --
    Acquisitions of minority interest                                   --      (15,900)           --            --       (15,900)
    Other items, net                                                (2,067)         116            84            --        (1,867)
                                                                 ---------    ---------     ---------     ---------     ---------
      Cash used for investing activities                            (2,366)     (16,788)         (487)           --       (19,641)
                                                                 ---------    ---------     ---------     ---------     ---------

Financing activities:
    Net (decrease) increase in short-term borrowings                    --        1,235        (6,690)           --        (5,455)
    Parent company investment in subsidiaries                      (34,693)          --            --        34,693            --
    Proceeds from borrowings                                       404,260       87,000            --            --       491,260
    Repurchase of common stock                                    (324,476)          --            --            --      (324,476)
    Payment of dividends                                            (2,797)      (3,120)       (4,494)        7,615        (2,796)
    Payments on long-term debt                                      (3,312)        (218)           --            --        (3,530)
    Deferred financing costs                                       (15,861)          --            --            --       (15,861)
    Net Parent (settlements) advances                             (138,998)      14,552        (7,175)          591      (131,030)
                                                                 ---------    ---------     ---------     ---------     ---------
      Cash (used for) provided by  financing activities           (115,877)      99,449       (18,359)       42,899         8,112
                                                                 ---------    ---------     ---------     ---------     ---------

Effect of exchange rate changes on cash and cash equivalents        (1,488)     (13,799)          (83)        1,542       (13,828)
Net increase in cash and cash equivalents                           11,058       10,089         3,381            --        24,528
Cash and cash equivalents, beginning of year                           (74)      12,376         7,213            --        19,515
                                                                 ---------    ---------     ---------     ---------     ---------

Cash and cash equivalents, end of year                           $  10,984    $  22,465     $  10,594     $      --     $  44,043
                                                                 =========    =========     =========     =========     =========


The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW
                    FOR THE FISCAL YEAR ENDED APRIL 24, 1999
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                              NON-
                                                                  PARENT     GUARANTOR     GUARANTOR
                                                                  COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                 ---------  ------------  ------------  ------------  ------------
Operating activities:
    Net income                                                   $ 39,284     $ 40,270     $  5,738      $(37,310)     $ 47,982
    Adjustments to reconcile net income
      to cash provided by operating
      activities:
    Depreciation and amortization                                   2,378        6,609          599            --         9,586
    Deferred tax provision                                          1,735        4,345        3,199            --         9,279
    Allowance for doubtful accounts                                   (84)         (30)          (4)           --          (118)
    Reserve for inventory obsolescence, other                          --        2,528           (3)                      2,525
    Other items, net                                                   --          153         (115)           --            38
    Changes in cash due to:
      Receivables                                                  (7,219)       1,378       (1,200)           --        (7,041)
      Inventories                                                      --       (2,476)          25            --        (2,451)
      Prepaid expense                                                 (20)      (1,141)        (293)           --        (1,454)
      Due from related parties                                     38,317      (35,394)         770            --         3,693
      Accounts payable                                               (288)       3,698         (327)           --         3,083
      Accrued liabilities                                           1,003       (2,572)      (8,507)           --       (10,076)
      Deferred revenue                                                 --       (1,450)         734            --          (716)
      Income taxes                                                (36,393)      38,362        1,602            --         3,571
                                                                 --------     --------     --------      --------      --------
      Cash provided by operating activities                        38,713       54,280        2,218       (37,310)       57,901
                                                                 --------     --------     --------      --------      --------


Investing activities:
    Capital expenditures                                             (271)      (1,612)        (591)           --        (2,474)
    Other items, net                                                 (278)        (286)          (1)           --          (565)
                                                                 --------     --------     --------      --------      --------
      Cash used for investing activities                             (549)      (1,898)        (592)           --        (3,039)
                                                                 --------     --------     --------      --------      --------

Financing activities:
    Net (decrease) increase in short-term borrowings                   --        1,262         (406)           --           856
    Payment of dividends                                           (5,435)     (14,446)      (3,670)       13,183       (10,368)
    Payments on long-term debt                                     (1,081)          --           --            --        (1,081)
    Net Parent (settlements) advances                             (31,483)     (32,903)       3,316        23,994       (37,076)
                                                                 --------     --------     --------      --------      --------
    Cash (used for) provided by financing activities              (37,999)     (46,087)        (760)       37,177       (47,669)
                                                                 --------     --------     --------      --------      --------

Effect of exchange rate changes on cash and cash equivalents         (135)         281          214           133           493
Net increase in cash and cash equivalents                              30        6,576        1,080            --         7,686
Cash and cash equivalents, beginning of year                         (104)       5,800        6,133            --        11,829
                                                                 --------     --------     --------      --------      --------

Cash and cash equivalents, end of year                           $    (74)    $ 12,376     $  7,213      $     --      $ 19,515
                                                                 ========     ========     ========      ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW
                    FOR THE FISCAL YEAR ENDED APRIL 25, 1998
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                              NON-
                                                                  PARENT     GUARANTOR     GUARANTOR
                                                                  COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                 ---------  ------------  ------------  ------------  ------------
Operating activities:
    Net income                                                   $ 18,088     $ 17,932      $  4,588      $(16,837)     $ 23,771
    Adjustments to reconcile net income
      to cash provided by operating
      activities:
    Depreciation and amortization                                   2,390        5,764           621            --         8,775
    Deferred tax provision                                          1,628       10,463         3,472            --        15,563
    Allowance for doubtful accounts                                    66         (209)           --            --          (143)
    Reserve for inventory obsolescence, other                          --       (3,489)           --            --        (3,489)
    Other items, net                                                 (120)         139           396            --           415
    Change in cash due to:
      Receivables                                                     380       (3,069)          341            --        (2,348)
      Inventories                                                      --          982          (318)           --           664
      Prepaid expense                                                (298)       2,091           120            --         1,913
      Due from related parties                                     (5,092)       1,546        (5,064)           --        (8,610)
      Accounts payable                                                (45)      (3,024)          819            --        (2,250)
      Accrued liabilities                                          (1,311)      (5,849)        6,746            --          (414)
      Deferred revenue                                                 --        1,872            --            --         1,872
      Income taxes                                                 12,315      (10,428)       (1,240)           --           647
                                                                 --------     --------      --------      --------      --------
      Cash provided by operating activities                        28,001       14,721        10,481       (16,837)       36,366
                                                                 --------     --------      --------      --------      --------


Investing activities:
    Capital expenditures                                             (170)      (2,539)         (680)           --        (3,389)
    Acquisitions, net of cash acquired                                 --       (1,007)         (405)                     (1,412)
    Other items, net                                                 (627)         521           (15)           --          (121)
                                                                 --------     --------      --------      --------      --------
      Cash used for investing activities                             (797)      (3,025)       (1,100)           --        (4,922)
                                                                 --------     --------      --------      --------      --------

Financing activities:
    Net decrease in short-term borrowings                          (1,250)        (133)         (791)           --        (2,174)
    Payment of dividends                                           (5,949)      (8,378)       (1,145)        7,002        (8,470)
    Payments on long-term debt                                      2,382       (3,750)           --            --        (1,368)
    Net Parent settlements                                        (21,818)         (42)       (6,373)        9,603       (18,630)
                                                                 --------     --------      --------      --------      --------
    Cash used for financing activities                            (26,635)     (12,303)       (8,309)       16,605       (30,642)
                                                                 --------     --------      --------      --------      --------

Effect of exchange rate changes on cash and cash equivalents         (229)         689          (736)          232           (44)
Net increase in cash and cash equivalents                             340           82           336            --           758
Cash and cash equivalents, beginning of year                         (444)       5,718         5,797            --        11,071
                                                                 --------     --------      --------      --------      --------

Cash and cash equivalents, end of year                           $   (104)    $  5,800      $  6,133      $     --      $ 11,829
                                                                 ========     ========      ========      ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Weight Watchers International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page F-1 present fairly, in all material respects, the consolidated financial position of Weight Watchers International, Inc. and its subsidiaries at December 30, 2000, April 29, 2000 and April 24, 1999, and the results of their operations and their cash flows for the eight months ended December 30, 2000 and for each of the three years in the period ended April 29, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, New York
March 2, 2001

                       WEIGHT WATCHERS INTERNATIONAL, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                               Balance At      Charged                        Balance at
                                               Beginning       to Costs                        End of
                                               of Period     and Expenses    Deductions(1)     Period
                                               ----------    ------------    -------------    ----------
EIGHT MONTH PERIOD ENDED DECEMBER 30, 2000
  Allowance for doubtful accounts               $   609        $   198          $   (10)       $   797
  Inventory reserves, other                       1,557          3,993           (3,018)         2,532

FISCAL YEAR ENDED APRIL 29, 2000
  Allowance for doubtful accounts               $   994        $  (385)         $    --        $   609
  Inventory reserves, other                       1,436          3,360           (3,239)         1,557

FISCAL YEAR ENDED APRIL 24, 1999
  Allowance for doubtful accounts               $   876        $   118          $    --        $   994
  Inventory reserves, other                       3,961          3,910           (6,435)       $ 1,436

FISCAL YEAR ENDED APRIL 25, 1998
  Allowance for doubtful accounts               $   733        $   143          $    --        $   876
  Inventory reserves, other                         472          4,505           (1,016)       $ 3,961


(1) Primarily represents the utilization of established reserves, net of recoveries.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned, thereunto duly authorized.


                                    WEIGHT WATCHERS INTERNATIONAL, INC.
Date: March 30, 2001

                                      By: /s/ Linda Huett
                                         ------------------------------------
                                         Linda Huett
                                         President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 30, 2001
                                      By: /s/ Linda Huett
                                         -----------------------------------
                                         Linda Huett
                                         President and Director
                                         (Principal Executive Officer)

Date: March 30, 2001
                                      By: /s/ Thomas S. Kiritsis
                                         -----------------------------------
                                         Thomas S. Kiritsis
                                         Vice President and Chief Financial Officer
                                         (Principal Financial and Accounting Officer)

Date: March 30, 2001
                                      By: /s/ Raymond Debbane
                                         -----------------------------------
                                         Raymond Debbane
                                         Director

Date: March 30, 2001                  By: /s/ Jonas M. Faigenbaum
                                         -----------------------------------
                                         Jonas M. Faigenbaum
                                         Director

Date: March 30, 2001
                                      By: /s/ Sacha Lainovic
                                         -----------------------------------
                                         Sacha Lainovic
                                         Director

Date: March 30, 2001
                                      By: /s/ Richard Penn
                                         -----------------------------------
                                         Richard Penn
                                         Director

Date: March 30, 2001
                                      By: /s/ Christopher J. Sobecki
                                         -----------------------------------
                                         Christopher J. Sobecki
                                         Director

EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION                                                            PAGE
------       -----------                                                            ----

**2.     -   Recapitalization and Stock Purchase Agreement, dated July 22, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and
             Artal International S.A. is incorporated herein by reference to
             Exhibit 2 filed with Amendment No. 1 to the Registrant's
             Registration Statement on Form S-4 (File No. 333-92005) as filed on
             March 2, 2000.

**3.1    -   Amended and Restated Articles of Incorporation of Weight Watchers
             International, Inc. is incorporated herein by reference to Exhibit
             3.1 filed with Amendment No. 1 to the Registrant's Registration
             Statement on Form S-4 (File No. 333-92005) as filed on March 2,
             2000.

*3.2     -   Amended and Restated By-laws of Weight Watchers International, Inc.
             is incorporated herein by reference to Exhibit 3.2 filed with
             Amendment No. 1 to the Registrant's Registration Statement on Form
             S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.3    -   Certificate of Incorporation of 58 WW Food Corp. is incorporated herein by reference to Exhibit 3.3 filed with Amendment No. 1 to the
             Registrant's Registration Statement on Form S-4 (File No. 333-92005)
             as filed on March 2, 2000.

**3.4    -   By-laws of 58 WW Food Corp. is incorporated herein by reference to
             Exhibit 3.4 filed with Amendment No. 1 to the Registrant's
             Registration Statement on Form S-4 (File No. 333-92005) as filed on
             March 2, 2000.

**3.5    -   Certificate of Incorporation of Waist Watchers, Inc. is incorporated herein by reference to Exhibit 1 filed with Amendment No. 3.5 to the
             Registrant's Registration Statement on Form S-4 (File No. 333-92005)
             as filed on March 2, 2000.

**3.6    -   By-laws of Waist Watchers, Inc. is incorporated herein by reference to Exhibit 3.6 filed with Amendment No. 1 to the Registrant's
             Registration Statement on Form S-4 (File No. 333-92005) as filed on
             March 2, 2000.

**3.7    -   Certificate of Incorporation of Weight Watchers Camps, Inc. is
             incorporated herein by reference to Exhibit 3.7 filed with Amendment
             No. 1 to the Registrant's Registration Statement on Form S-4 (File
             No. 333-92005) as filed on March 2, 2000.

**3.8    -   By-laws of Weight Watchers Camps, Inc. is incorporated herein by reference to Exhibit 3.8 filed with Amendment No. 1 to the
             Registrant's Registration Statement on Form S-4 (File No. 333-92005)
             as filed on March 2, 2000.

**3.9    -   Certificate of Incorporation of W.W. Camps and Spas, Inc. is
             incorporated herein by reference to Exhibit 3.9 filed with Amendment
             No. 1 to the Registrant's Registration Statement on Form S-4 (File
             No. 333-92005) as filed on March 2, 2000.

**3.10   -   By-laws of W.W. Camps and Spas, Inc. is incorporated herein by reference to Exhibit 3.10 filed with Amendment No. 1 to the
             Registrant's Registration Statement on Form S-4 (File No. 333-92005)
             as filed on March 2, 2000.

**3.11   -   Certificate of Incorporation of Weight Watchers Direct, Inc. is
             incorporated herein by reference to Exhibit 3.11 filed with
             Amendment No. 1 to the Registrant's Registration Statement on Form
             S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.12   -   By-laws of Weight Watchers Direct, Inc. is incorporated herein by reference to Exhibit 3.12 filed with Amendment No. 1 to the
             Registrant's Registration Statement on Form S-4 (File No. 333-92005)
             as filed on March 2, 2000.

**3.13   -   Certificate of Incorporation of W/W Twentyfirst Corporation is
             incorporated herein by reference to Exhibit 3.13 filed with
             Amendment No. 1 to the Registrant's Registration Statement on Form
             S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.14   -   By-laws of W/W Twentyfirst Corporation is incorporated herein by reference to Exhibit 3.14 filed with Amendment No. 1 to the
             Registrant's Registration Statement on Form S-4 (File No. 333-92005)
             as filed on March 2, 2000.

**3.15   -   Certificate of Incorporation of W.W. Weight Reduction Services, Inc.
             is incorporated herein by reference to Exhibit 3.15 filed with
             Amendment No. 1 to the Registrant's Registration Statement on Form
             S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.16   -   By-laws of W.W. Weight Reduction Services, Inc. is incorporated herein by reference to Exhibit 3.16 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.
             333-92005) as filed on March 2, 2000.

**3.17   -   Certificate of Incorporation of W.W.I. European Services, Ltd. is
             incorporated herein by reference to Exhibit 3.17 filed with
             Amendment No. 1 to the Registrant's Registration Statement on Form
             S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.18   -   By-laws of W.W.I. European Services, Ltd. is incorporated herein by reference to Exhibit 3.18 filed with Amendment No. 1 to the
             Registrant's Registration Statement on Form S-4 (File No. 333-92005)
             as filed on March 2, 2000.

**3.19   -   Certificate of Incorporation of W.W. Inventory Service Corp. is
             incorporated herein by reference to Exhibit 3.19 filed with
             Amendment No. 1 to the Registrant's Registration Statement on Form
             S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.20   -   By-laws of W.W. Inventory Service Corp. is incorporated herein by reference to Exhibit 3.20 filed with Amendment No. 1 to the
             Registrant's Registration Statement on Form S-4 (File No. 333-92005)
             as filed on March 2, 2000.

**3.21   -   Certificate of Incorporation of Weight Watchers North America, Inc.
             is incorporated herein by reference to Exhibit 3.21 filed with
             Amendment No. 1 to the Registrant's Registration Statement on Form
             S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.22   -   By-laws of Weight Watchers North America, Inc. is incorporated herein by reference to Exhibit 3.22 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.
             333-92005) as filed on March 2, 2000.

**3.23   -   Certificate of Incorporation and Memorandum and Articles of
             Association of Weight Watchers UK Holdings Ltd. is incorporated herein by reference to Exhibit 3.23 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.
             333-92005) as filed on March 2, 2000.

**3.24   -   Certificate of Incorporation and Memorandum and Articles of
             Association of Weight Watchers International Holdings Ltd. is
             incorporated herein by reference to Exhibit 3.24 filed with
             Amendment No. 1 to the Registrant's Registration Statement on Form
             S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.25   -   Certificate of Incorporation and Memorandum and Articles of
             Association of Weight Watchers (U.K.) Limited is incorporated herein by reference to Exhibit 3.25 filed with Amendment No. 1 to the
             Registrant's Registration Statement on Form S-4 (File No. 333-92005)
             as filed on March 2, 2000.

**3.26   -   Certificate of Incorporation and Memorandum and Articles of
             Association of Weight Watchers (Accessories & Publications) Ltd. is
             incorporated herein by reference to Exhibit 3.26 filed with
             Amendment No. 1 to the Registrant's Registration Statement on Form
             S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.27   -   Certificate of Incorporation and Memorandum and Articles of
             Association of Weight Watchers (Food Products) Limited is
             incorporated herein by reference to Exhibit 3.27 filed with
             Amendment No. 1 to the Registrant's Registration Statement on Form
             S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.28   -   Certificate of Incorporation and Constitution of Weight Watchers New
             Zealand Limited is incorporated herein by reference to Exhibit 3.28 filed with Amendment No. 1 to the Registrant's Registration
             Statement on Form S-4 (File No. 333-92005) as filed on March 2,
             2000.

**3.29   -   Certificate of Registration and Memorandum and Articles of
             Association of Weight Watchers International Pty Limited is
             incorporated herein by reference to Exhibit 3.29 filed with
             Amendment No. 1 to the Registrant's Registration Statement on Form
             S-4 (File No. 333-92005) as filed on March 2, 2000.

**3.30   -   Certificate of Registration and Memorandum and Articles of
             Association of Fortuity Pty Ltd. is incorporated herein by reference to Exhibit 3.30 filed with Amendment No. 1 to the Registrant's
             Registration Statement on Form S-4 (File No. 333-92005) as filed on
             March 2, 2000.

**3.31   -   Certificate of Registration and Memorandum and Articles of
             Association of Gutbusters Pty Ltd. is incorporated herein by reference to Exhibit 3.31 filed with Amendment No. 1 to the
             Registrant's Registration Statement on Form S-4 (File No. 333-92005)
             as filed on March 2, 2000.

**4.1    -   Dollar Securities Indenture, dated as of September 29, 1999, between
             Weight Watchers International, Inc. and Norwest Bank Minnesota,
             National Association is incorporated herein by reference to Exhibit
             4.1 filed with Amendment No. 1 to the Registrant's Registration
             Statement on Form S-4 (File No. 333-92005) as filed on March 2,
             2000.

**4.2    -   Guarantee Agreement, dated as of March 3, 2000, given by 58 WW Food
             Corp., Waist Watchers, Inc., Weight Watchers Camps and Spas, Inc.,
             Weight Watchers Direct, Inc., W/W Twentyfirst Corporation, W.W.
             Weight Reductions Services, Inc., W.W.I. European Services, Ltd.,
             W.W. Inventory Service Corp., Weight Watchers North America, Inc.,
             Weight Watchers UK Holdings Ltd., Weight Watchers International
             Holdings, Ltd., Weight Watchers U.K. Limited , Weight Watchers
             (Accessories & Publications) Ltd., Weight Watchers (Food Products)
             Limited, Weight Watchers New Zealand Limited, Weight Watchers
             International Pty Limited, Fortuity Pty Ltd. and Gutbusters Ltd. is
             incorporated herein by reference to Exhibit 4.2 filed with Amendment
             No. 1 to the Registrant's Registration Statement on Form S-4 (File
             No. 333-92005) as filed on March 2, 2000.

**4.3    -   Euro Securities Indenture, dated as of September 29, 1999, between
             Weight Watchers International Inc. and Norwest Bank Minnesota,
             National Association is incorporated herein by reference to Exhibit
             4.3 filed with Amendment No. 1 to the Registrant's Registration
             Statement on Form S-4 (File No. 333-92005) as filed on March 2,
             2000.

**4.4    -   Guarantee Agreement, dated as of March 3, 2000, given by 58 WW Food
             Corp., Waist Watchers, Inc., Weight Watchers Camps and Spas, Inc.,
             Weight Watchers Direct, Inc., W/W Twentyfirst Corporation, W.W.
             Weight Reductions Services, Inc., W.W.I. European Services, Ltd.,
             W.W. Inventory Service Corp., Weight Watchers North America, Inc.,
             Weight Watchers UK Holdings Ltd., Weight Watchers International
             Holdings, Ltd., Weight Watchers U.K. Limited , Weight Watchers
             (Accessories & Publications) Ltd., Weight Watchers (Food Products)
             Limited, Weight Watchers New Zealand Limited, Weight Watchers
             International Pty Limited, Fortuity Pty Ltd. and Gutbusters Ltd. is
             incorporated herein by reference to Exhibit 4.4 filed with Amendment
             No. 1 to the Registrant's Registration Statement on Form S-4 (File
             No. 333-92005) as filed on March 2, 2000.

**10.1   -   Credit Agreement, dated as of September 29, 1999, among Weight
             Watchers International, Inc., WW Funding Corp.., Credit Suisse
             First Boston, BHF (USA) Capital Corporation, The Bank of Nova
             Scotia and various financial institutions is incorporated herein by reference to Exhibit 10.1 filed with Amendment No. 1 to the
             Registrant's Registration Statement on Form S-4 (File No.
             333-92005) as filed on March 2, 2000.

**10.2   -   Preferred Stock Stockholders' Agreement, dated as of September 29,
             1999, among Weight Watchers International, Inc., Artal Luxembourg
             S.A. and H.J. Heinz Company is incorporated herein by reference to
             Exhibit 10.2 filed with Amendment No. 1 to the Registrant's
             Registration Statement on Form S-4 (File No. 333-92005) as filed on
             March 2, 2000.

**10.3   -   Stockholders' Agreement, dated as of September 29, 1999, among
             Weight Watchers International, Inc., Artal Luxembourg S.A. and H.J.
             Heinz Company is incorporated herein by reference to Exhibit 10.3 filed with Amendment No. 1 to the Registrant's Registration
             Statement on Form S-4 (File No. 333-92005) as filed on March 2,
             2000.

**10.4   -   License Agreement, dated as of September 29, 1999, between WW Foods,
             LLC and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.4 filed with Amendment No. 1 to the
             Registrant's Registration Statement on Form S-4 (File No. 333-92005)
             as filed on March 2, 2000.

**10.5   -   License Agreement, dated as of September 29, 1999, between Weight
             Watchers International, Inc. and H.J. Heinz Company is incorporated herein by reference to Exhibit 10.5 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.
             333-92005) as filed on March 2, 2000.

**10.6   -   License Agreement, dated as of September 29, 1999, between WW Foods,
             LLC and H.J. Heinz Company is incorporated herein by reference to
             Exhibit 10.6 filed with Amendment No. 1 to the Registrant's
             Registration Statement on Form S-4 (File No. 333-92005) as filed on
             March 2, 2000.

**10.7   -   LLC Agreement, dated as of September 29, 1999, between H.J. Heinz
             Company and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.7 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.
             333-92005) as filed on March 2, 2000.

**10.8   -   Operating Agreement, dated as of September 29, 1999, between Weight
             Watchers International, Inc. and H.J. Heinz Company is incorporated herein by reference to Exhibit 10.8 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.
             333-92005) as filed on March 2, 2000.

**10.9   -   Subscription Agreement, dated as of September 29, 1999, among
             WeightWatchers.com, Inc., Weight Watchers International, Inc., Artal
             Luxembourg S.A. and H.J. Heinz Company is incorporated herein by reference to Exhibit 10.9 filed with Amendment No. 1 to the
             Registrant's Registration Statement on Form S-4 (File No. 333-92005)
             as filed on March 2, 2000.

**10.10  -   Registration Rights Agreement, dated September 29, 1999, among
             WeightWatchers.com, Weight Watchers International, Inc., H.J. Heinz
             Company and Artal Luxembourg S.A. is incorporated herein by reference to Exhibit 10.10 filed with Amendment No. 1 to the
             Registrant's Registration Statement on Form S-4 (File No. 333-92005)
             as filed on March 2, 2000.

**10.11  -   Stockholders' Agreement, dated September 29, 1999, among
             WeightWatchers.com, Weight Watchers International, Inc., Artal
             Luxembourg S.A., H.J. Heinz Company is incorporated herein by reference to Exhibit 10.11 filed with Amendment No. 1 to the
             Registrant's Registration Statement on Form S-4 (File No. 333-92005)
             as filed on March 2, 2000.

**10.12  -   Letter Agreement, dated as of September 29, 1999, between Weight
             Watchers International, Inc. and The Invus Group, Ltd. is
             incorporated herein by reference to Exhibit 10.12 filed with
             Amendment No. 1 to the Registrant's Registration Statement on Form
             S-4 (File No. 333-92005) as filed on March 2, 2000.

**10.13  -   Agreement of Lease, dated as of August 1, 1995, between Industrial &
             Research Associates Co. and Weight Watchers International, Inc. is
             incorporated herein by reference to Exhibit 10.13 filed with
             Amendment No. 1 to the Registrant's Registration Statement on Form
             S-4 (File No. 333-92005) as filed on March 2, 2000.

**10.14  -   Lease Agreement, dated as of April 1, 1997, between Junto
             Investments and Weight Watchers North America, Inc. is incorporated herein by reference to Exhibit 10.14 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.
             333-92005) as filed on March 2, 2000.

**10.15  -   Lease Agreement, dated as of August 31, 1995, between 89 State Line
             Limited Partnership and Weight Watchers North America, Inc. is
             incorporated herein by reference to Exhibit 10.15 filed with
             Amendment No. 1 to the Registrant's Registration Statement on Form
             S-4 (File No. 333-92005) as filed on March 2, 2000.

**10.16  -   Employment Agreement, dated as of August 30, 1996, between Weight
             Watchers International, Inc. and Robert Mallow is incorporated herein by reference to Exhibit 10.16 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.
             333-92005) as filed on March 2, 2000.

**10.17  -   Weight Watchers Savings Plan, dated as of October 3, 1999 is incorporated herein by reference to Exhibit 10.17 filed with
             Registrant's Annual Report on Form 10-K for the fiscal year ended
             April 29, 2000.

**10.18  -   Weight Watchers Executive Profit Sharing Plan, dated as of October
             4, 1999 is incorporated herein by reference to Exhibit 10.18 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended April 29, 2000.

**10.19  -   1999 Stock Purchase and Option Plan of Weight Watchers
             International, Inc. and Subsidiaries is incorporated herein by reference to Exhibit 10.19 filed with Registrant's Annual Report on
             Form 10-K for the fiscal year ended April 29, 2000.

**10.20  -   Weight Watchers.com Stock Incentive Plan of Weight Watchers
             International, Inc. and Subsidiaries is incorporated herein by reference to Exhibit 10.20 filed with Registrant's Annual Report on
             Form 10-K for the fiscal year ended April 29, 2000.

**10.21  -   Warrant Agreement, dated as of October 1, 2000 between
             WeightWatchers.com, Inc. and Weight Watchers International, Inc. is
             incorporated by reference to Exhibit 10.2 filed with Registrant's
             Quarterly Report on Form 10-Q for the quarterly period ended October
             28, 2000.

**10.22  -   Warrant Certificate Weightwatchers.com, Inc. No. 02, dated is incorporated by reference to Exhibit 10.2 filed with Registrant's
             Quarterly Report on Form 10-Q for the quarterly period ended October
             28, 2000.

*12.1    -   Computation of Ratio of Earnings to Fixed Charges.

*12.2    -   Computation of Pro Forma Ratio of Earnings to Fixed Charges.

**21     -   Subsidiaries of Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 21 filed with Amendment No. 1 to the
             Registrant's Registration Statement on Form S-4 (File No. 333-92005)
             as filed on March 2, 2000.

*27.1    -   Financial Data Schedules.





*   Filed herewith.
**  Previously filed.