Form 10-Q
period 2001-03-31
WEIGHT WATCHERS INTERNATIONAL INC
filed 2001-05-15
CIK 105319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001


                          Commission File no 000-03389


                       WEIGHT WATCHERS INTERNATIONAL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


Virginia                                                  11-6040273
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


       175 Crossways Park West, Woodbury, New York          11797-2055
-------------------------------------------------------------------------------
         (Address of principal executive offices)           (Zip code)


Registrant's telephone number, including area code:         (516) 390-1400


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes X       No ____

         The number of common shares outstanding as of May 15, 2001 was 23,130,000.


                        PART I - - FINANCIAL INFORMATION

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX
------------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Financial Statements

Consolidated Balance Sheets as of  March 31, 2001 (unaudited) and
    as of December 30, 2000                                                2

Unaudited Consolidated Statements of Operations
    for the three months ended March 31, 2001 and April 29, 2000           3

Unaudited Consolidated Statements of Cash Flows
    for the three months ended March 31, 2001 and April 29, 2000           4

Notes to Unaudited Consolidated Financial Statements                     5 - 16

Item 2.  Management's Discussion and Analysis of Financial Condition    17 - 18
             and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       19

Part II.  OTHER INFORMATION                                             20 - 21

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters To a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          2
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                               March 31,        December 30,
                                                                                                  2001              2000
ASSETS                                                                                        (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                                    $  36,886        $  44,501
   Receivables, net                                                                                21,402           14,678
   Notes receivable, current                                                                        2,267            2,106
   Inventories                                                                                     11,766           15,044
   Prepaid expenses, other                                                                         11,240           17,111
                                                                                                ---------        ---------
     TOTAL CURRENT ASSETS                                                                          83,561           93,440

Property and equipment, net                                                                         7,941            8,145
Notes and other receivables, noncurrent                                                             1,070            5,601
Goodwill, net                                                                                     231,248          150,901
Trademarks and other intangible assets, net                                                         7,110            6,648
Deferred income taxes                                                                              67,207           67,207
Deferred financing costs, other                                                                    15,046           14,275
                                                                                                ---------        ---------
     TOTAL ASSETS                                                                               $ 413,183        $ 346,217
                                                                                                =========        =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Portion of long-term debt due within one year                                                $  16,820        $  14,120
   Accounts payable                                                                                 9,444           11,989
   Accrued liabilities                                                                             59,357           47,636
   Income taxes                                                                                    12,190            3,660
   Deferred revenue                                                                                14,700            5,836
                                                                                                ---------        ---------
     TOTAL CURRENT LIABILITIES                                                                    112,511           83,241

Long-term debt                                                                                    478,860          456,530
Deferred income taxes                                                                               3,059            3,107
Other                                                                                               1,333              121
                                                                                                ---------        ---------
     TOTAL LONG-TERM DEBT AND OTHER LIABILITIES                                                   483,252          459,758

Redeemable preferred stock                                                                         26,371           25,996
Stockholders' deficit
   Common stock, par value $0 per share, 23,800 shares authorized, issued and outstanding              --               --
   Accumulated deficit                                                                           (193,644)        (216,507)
   Accumulated other comprehensive loss                                                           (15,307)          (6,271)
                                                                                                ---------        ---------
      TOTAL STOCKHOLDERS' DEFICIT                                                                (208,951)        (222,778)
                                                                                                ---------        ---------
     TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
      AND STOCKHOLDERS' DEFICIT                                                                 $ 413,183        $ 346,217
                                                                                                =========        =========


         The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          3
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                            --------------------------
                                                              March 31,      April 29,
                                                                2001           2000
                                                                    (Unaudited)
Revenues, net                                                $ 171,951       $ 132,862
Cost of revenues                                                77,443          62,863
                                                             ---------       ---------
      Gross profit                                              94,508          69,999

Marketing expenses                                              27,100          18,612
Selling, general and administrative expenses                    17,627          17,273
                                                             ---------       ---------
      Operating income                                          49,781          34,114

Interest expense, net                                           14,120          14,997
Other expenses (income), net                                       550         (10,843)
                                                             ---------       ---------
      Income before income taxes and minority interest          35,111          29,960

Provision for income taxes                                      11,815          12,316
                                                             ---------       ---------
      Income before minority interest                           23,296          17,644

Minority interest                                                   58             131
                                                             ---------       ---------
      Net Income                                             $  23,238       $  17,513
                                                             =========       =========


         The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                         4
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                     Three Months Ended
                                                                  -------------------------
                                                                   March 31,       April 29,
                                                                      2001            2000
                                                                          (Unaudited)
Operating activities:
   Net income                                                      $ 23,238        $ 17,513
   Adjustments to reconcile net income
     to cash provided by operating activities:
   Depreciation and amortization                                      3,448           2,750
   Deferred tax benefit                                                  --           6,507
   Accounting for equity investment                                   5,863              --
   Allowance for doubtful accounts                                    4,011             280
   Reserve for inventory obsolescence, other                            391           1,337
   Foreign currency exchange rate gain                               (6,440)         (9,690)
   Other items, net                                                      80            (113)
   Changes in cash due to:
     Receivables                                                     (6,421)          1,456
     Inventories                                                      2,804             702
     Prepaid expenses                                                   462            (800)
     Accounts payable                                                (1,858)          2,675
     Accrued liabilities                                             12,122         (10,558)
     Deferred revenue                                                 9,053           2,042
     Income taxes                                                     8,782           1,158
                                                                   --------        --------
     Cash provided by operating activities                           55,535          15,259
                                                                   --------        --------

Investing activities:
   Capital expenditures                                                (691)           (513)
   Advances to equity investment                                     (5,863)             --
   Acquisition                                                      (83,800)             --
   Other items, net                                                  (1,805)         (3,051)
                                                                   --------        --------
     Cash used for investing activities                             (92,159)         (3,564)
                                                                   --------        --------

Financing activities:
   Net (decrease) increase in short-term borrowings                    (629)          1,235
   Proceeds from borrowings                                          60,000            (192)
   Payment of dividends                                                  --            (374)
   Payments of long-term debt                                       (28,530)         (3,530)
   Deferred financing costs                                              --            (165)
   Net Parent advances                                                   --           2,644
                                                                   --------        --------
     Cash provided by (used for) financing activities                30,841            (382)
                                                                   --------        --------

Effect of exchange rate changes on cash and cash equivalents         (1,832)         (1,716)
Net (decrease) increase in cash and cash equivalents                 (7,615)          9,597
Cash and cash equivalents, beginning of period                       44,501          34,446
                                                                   --------        --------
Cash and cash equivalents, end of period                           $ 36,886        $ 44,043
                                                                   ========        ========


         The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          5
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.    GENERAL

      The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and Subsidiaries (the "Company"). The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. This report should be read in conjunction with the Company's Form 10K for the eight month period ended December 30, 2000.


2.    CHANGE IN FISCAL YEAR

      The Company changed its fiscal year end from the last Saturday of April, to the Saturday closest to December 31st effective with the eight month period commencing April 30, 2000.

      In the prior periods, in order to facilitate timely reporting, certain foreign subsidiaries ended their fiscal period one month prior to the Company's fiscal period with no material impact on the consolidated financial statements. Effective April 30, 2000, the one month lag has been eliminated.


3.    ACQUISITION

      On January 16, 2001, the Company completed the acquisition of Weight Watchers' franchised territories and certain business assets of Weighco Enterprises, Inc., Weighco of Northeast, Inc., and Weighco of Southwest, Inc. ("Weighco"), pursuant to the terms of the Asset Purchase Agreement, dated as of December 11, 2000.

      The transaction was accounted for by the purchase method of accounting. On a preliminary basis, substantially all of the purchase price in excess of the net assets acquired was recorded as goodwill and will be adjusted once the agreement is finalized.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          6
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

      The purchase price for the acquisition was $83.8 million. Of this amount, the Company obtained $60 million pursuant to the Amended and Restated Credit Agreement, dated as of January 16, 2001, among Weight Watchers International, Inc., WW Funding Corp. and various financial institutions. The following table presents unaudited pro forma financial information that reflects the combined results of operations of the Company and Weighco as if the acquisition had occurred as of the beginning of the respective period. This pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies.

                        Pro Forma
                for the Three Months Ended
                -----------------------
                        April 29,
                          2000
                     (In thousands)
Revenue               $ 145,227
Net income             $ 19,085

4.    RECAPITALIZATION

      On September 29, 1999, the Company effected a recapitalization and stock purchase agreement (the "Transaction") with its former parent, H.J. Heinz Company ("Heinz"). The Company redeemed shares of common stock from Heinz for $349.5 million. The $349.5 million consisted of $324.5 million of cash and $25.0 million of the Company's redeemable Series A Preferred Stock. After the redemption, Artal Luxembourg S.A. purchased 94% of the Company's remaining common stock from Heinz for $223.7 million. The recapitalization and stock purchase was financed through borrowings under credit facilities amounting to approximately $237.0 million and by issuing Senior Subordinated Notes amounting to $255.0 million, due 2009. The balance of the borrowings was utilized to refinance debt incurred prior to the Transaction relating to the transfer of ownership and acquisition of the minority interest in the Weight Watchers businesses that operate in Australia and New Zealand. The acquisition of the minority interest resulted in approximately $15.9 million of goodwill. In connection with the Transaction, the Company incurred approximately $8.3 million in transaction costs and $15.9 million in deferred financing costs. For U.S. Federal and State tax purposes, the Transaction is being treated as a taxable sale under Section 338(h)(10) of the Internal Revenue Code of 1986 as amended. As a result, for tax purposes, the Company recorded a step-up in the tax basis of net assets. For financial reporting purposes, a valuation allowance of approximately $72.1 million was established against the corresponding deferred tax asset of $144.2 million. Management concluded, more likely than not, that the valuation allowance would not be utilized to reduce future tax payments. The Company will continue to monitor the need to maintain the valuation allowance in the future periods.

5.    COMPREHENSIVE INCOME

      Comprehensive income for the Company includes net income and the effects of foreign currency translation and derivative instruments.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          7
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

      Comprehensive income for the three months ended March 31, 2001 and April 29, 2000 were as follows:

                                                                For the Three Months Ended
                                                                --------------------------
                                                                 March 31,       April 29,
                                                                   2001            2000
                                                                      (In thousands)
Net income                                                       $ 23,238        $ 17,513
Foreign currency translation adjustment                            (3,950)         (2,088)
Cumulative effect of the adoption of SFAS 133                      (5,086)             --
                                                                 --------        --------
Comprehensive income                                             $ 14,202        $ 15,425
                                                                 ========        ========

      Accumulated other comprehensive loss, which is classified as a separate component of stockholders' equity, was $15,307 and $6,271 at March 31, 2001 and December 30, 2000, respectively.

6.    LONG-TERM DEBT

      In connection with the Transaction, the Company entered into a credit facility ("Credit Facility") with The Bank of Nova Scotia, Credit Suisse First Boston and certain other lenders providing (i) a $75.0 million term loan A facility ("Term Loan A"), (ii) a $75.0 million term loan B facility ("Term Loan B"), (iii) an $87.0 million transferable loan certificate ("TLC") and (iv) a revolving credit facility with borrowings up to $30.0 million ("Revolving Credit Facility"). The Credit Facility was amended and restated on January 16, 2001 to provide for an additional $50 million in borrowings in connection with the acquisition of Weighco (see Note 3) as follows: (i) Term Loan A was increased by $15.0 million, (ii) the Revolving Credit Facility was increased by $15.0 million to $45.0 million and (iii) a new $20.0 million term loan D facility ("Term Loan D"). Borrowings under the Credit Facility are paid quarterly and initially bear interest at a rate equal to LIBOR plus (a) in the case of Term Loan A and the Revolving Credit Facility, 3.25% or, at the Company's option, the alternate base rate, as defined, plus 2.25%, (b) in the case of Term Loan B and the TLC, 4.00% or, at the Company's option, the alternate base rate plus 3.00% and (c) in the case of Term Loan D, 3.25% or, at the Company's option, the alternate base rate plus 2.25%. At March 31, 2001, the interest rates were 8.325% for Term Loan A, 9.5% for Term Loan B, 9.41% for the TLC and 8.7% for Term Loan D. All assets of the Company collateralize the Credit Facility.

      In addition, as part of the Transaction, the Company issued $150.0 million USD denominated and 100.0 million EUR denominated principal amount of 13% Senior Subordinated Notes due 2009 (the "Notes") to qualified institutional buyers. At March 31, 2001, the 100.0 million EUR notes translated into $87.8 million USD denominated equivalent. The impact of the change in foreign exchange rates related to euro denominated debt are reflected in the income statement. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year, commencing April 1, 2000. The Company uses interest rate swaps and foreign currency forward contracts in association with its debt. The Notes are uncollateralized senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Credit Facility. The notes are guaranteed by certain subsidiaries of the Company.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          8
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

      The Credit Facility contains a number of covenants that, among other things, restrict the Company's ability to dispose of assets, incur additional indebtedness, or engage in certain transactions with affiliates and otherwise restrict the Company's corporate activities. In addition, under the Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios.

7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      Effective December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS No. 133"). These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or accumulated other comprehensive loss, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive loss will be included in earnings in the periods in which earnings are affected by the hedged item. As of December 31, 2000, the adoption of these new standards resulted in an adjustment of $5.1 million to accumulated other comprehensive loss.

      The Company enters into forward and swap contracts to hedge transactions denominated in foreign currencies in order to reduce the currency risk associated with fluctuating exchange rates. Such contracts are used primarily to hedge certain intercompany cash flows and for payments arising from certain foreign denominated obligations. In addition, the Company enters into interest rate swaps to hedge its variable rate debt. The Company is currently evaluating its hedging designations for the quarter beginning April 1, 2001. Pursuant to the provisions of SFAS No. 133, the immaterial fair value adjustment for the quarter ended March 31, 2001 has been recorded in the consolidated statement of earnings within other expenses (income), net.


8.    WEIGHTWATCHERS.COM NOTE AND WARRANT AGREEMENTS

      On May 3, 2001, the Company amended and restated its loan agreement with WeightWatchers.com increasing the aggregate principal amount from $23.5 million to $28.5 million. The principal amount may be advanced at any time or from time to time prior to July 31, 2003. The note bears interest at 13% per year. All principal and interest outstanding under the note will be payable on September 30, 2003. The note may be prepaid at any time in whole or in part, without premium or penalty. During the three month period ended March 31, 2001, the Company advanced WeightWatchers.com $5.2 million pursuant to the note which in addition to $.7 million of interest, were classified in Other expenses, net.

      Under Warrant Agreements dated November 24, 1999, October 1, 2000 and May 3, 2001, each agreement entered into between WeightWatchers.com and the Company, the Company received warrants to purchase 5,861,664 shares of WeightWatchers.com's common stock in connection with the loans that the Company has made to WeightWatchers.com under the WeightWatchers.com Note described above. These warrants will expire on November 24, 2009, October 1, 2010 and May 2, 2011, respectively and may be exercised at a price of $7.14 per warrant share. The exercise price and the number of shares of WeightWatchers.com's common stock available for purchase upon exercise of the warrants may be adjusted from time to time upon the occurrence of certain described events.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          9
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

9.    LEGAL

      The Company is not a party to any material pending legal proceedings. The Company has had and continues to have disputes with the Company's franchisees regarding, among other things, operations and revenue sharing, including the interpretation of franchise territories as they relate to new media. In addition, due to the nature of its activities, the Company is, at times, subject to pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters will not have a material effect on the consolidated financial statements.


10.   INCOME TAXES

      As a result of the Transaction, the Company has provided for a valuation allowance for its deferred tax assets. Although realization is not assured, management believes it is more likely than not, that the net deferred tax assets will be realized. The determination of the net deferred tax assets deemed realizable was based on available historical evidence, and estimates of future taxable income. This amount may be subject to adjustment based on changes to those factors in future years.

      The primary differences between the U.S. federal statutory tax rate and the Company's effective tax rate of 33.7% are the valuation allowance and foreign income taxes.

11.   SUBSEQUENT EVENTS

      On April 18, 2001, the Company entered into a Put/Call Agreement with Heinz, pursuant to which Heinz acquired the right and option to sell during the period ending on or before May 15, 2002, and the Company acquired the right and option to purchase after that date and on or before August 15, 2002, all of the common stock of the Company currently owned by Heinz. In the event all of the Put and Call options are exercised, the value of the transaction will approximate $27.1 million, plus related costs.

      On April 30, 2001, Heinz exercised its option to sell approximately 45% of their shares for $12.1 million, which was funded with cash from operations. The Company will fund any future transactions with cash from operations and, if needed, its existing credit facilities pursuant to the Amended and Restated Credit Agreement, dated as of January 16, 2001, as amended, among Weight Watchers International, Inc., WW Funding Corp., Various Financial Institutions, as the Lenders, Credit Suisse First Boston, BHF (USA) Capital Corporation, and The Bank of Nova Scotia.

12.   GUARANTOR SUBSIDIARIES

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                         10
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                         11
SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2001
 (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                             Non-
                                                          Parent        Guarantor         Guarantor
                                                         Company       Subsidiaries      Subsidiaries   Eliminations    Consolidated
                                                         -------       ------------      ------------   ------------    ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                            $  13,053        $  16,195        $   7,638       $      --      $  36,886
   Receivables, net                                         5,306           14,016            2,080              --         21,402
   Notes receivable, current                                2,265               --                2              --          2,267
   Inventories                                                 --            8,348            3,418              --         11,766
   Prepaid expenses, other                                  3,350            6,335            1,555              --         11,240
   Intercompany receivables (payables)                     45,177          (55,995)          10,818              --             --
                                                        ---------        ---------        ---------       ---------      ---------
     TOTAL CURRENT ASSETS                                  69,151          (11,101)          25,511              --         83,561

Investment in consolidated subsidiaries                   188,793               --               --        (188,793)            --
Property and equipment, net                                 1,212            5,612            1,117              --          7,941
Notes and other receivables, noncurrent                     1,070               --               --              --          1,070
Goodwill, net                                              27,967          202,610              671              --        231,248
Trademarks and other intangible assets, net                   911            6,189               10              --          7,110
Deferred income taxes                                     (44,713)         111,920               --              --         67,207
Deferred financing costs, other                            14,405              266              375              --         15,046
                                                        ---------        ---------        ---------       ---------      ---------
     TOTAL ASSETS                                       $ 258,796        $ 315,496        $  27,684       $(188,793)     $ 413,183
                                                        =========        =========        =========       =========      =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
   Portion of long-term debt due within one year        $  15,950        $     870        $      --       $      --      $  16,820
   Accounts payable                                           344            7,068            2,032              --          9,444
   Accrued liabilities                                     26,984           23,366            9,007              --         59,357
   Income taxes                                             2,017            7,920            2,253              --         12,190
   Deferred revenue                                            --           13,409            1,291              --         14,700
                                                        ---------        ---------        ---------       ---------      ---------
     TOTAL CURRENT LIABILITIES                             45,295           52,633           14,583              --        112,511

   Long-term debt                                         393,600           85,260               --              --        478,860
   Deferred income taxes                                    2,481               --              578              --          3,059
   Other                                                       --            1,150              183              --          1,333
                                                        ---------        ---------        ---------       ---------      ---------
     TOTAL LONG-TERM DEBT AND OTHER LIABILITIES           396,081           86,410              761              --        483,252

   Redeemable preferred stock                              26,371               --               --              --         26,371
   Stockholders' (deficit) equity                        (208,951)         176,453           12,340        (188,793)      (208,951)
                                                        ---------        ---------        ---------       ---------      ---------
     TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
      AND STOCKHOLDERS' (DEFICIT) EQUITY                $ 258,796        $ 315,496        $  27,684       $(188,793)     $ 413,183
                                                        =========        =========        =========       =========      =========


         The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                         12
SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 30, 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                            Non-
                                                         Parent          Guarantor       Guarantor
                                                        Company        Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                        -------        ------------    ------------    ------------     ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                           $  26,699        $  11,191        $   6,611       $      --        $  44,501
   Receivables, net                                        7,390            5,941            1,347              --           14,678
   Notes receivable, current                               2,104               --                2              --            2,106
   Inventories                                                --           11,867            3,177              --           15,044
   Prepaid expenses, other                                 9,171            5,611            2,329              --           17,111
   Intercompany (payables) receivables                   (10,921)           3,147            7,774              --               --
                                                       ---------        ---------        ---------       ---------        ---------
     TOTAL CURRENT ASSETS                                 34,443           37,757           21,240              --           93,440

Investment in consolidated subsidiaries                  175,876               --               --        (175,876)              --
Property and equipment, net                                1,272            5,679            1,194              --            8,145
Notes and other receivables, noncurrent                    5,601               --               --              --            5,601
Goodwill, net                                             28,367          121,814              720              --          150,901
Trademarks and other intangible assets, net                1,876            4,761               11              --            6,648
Deferred income taxes                                    (44,713)         111,920               --              --           67,207
Deferred financing costs, other                           13,676              271              328              --           14,275
                                                       ---------        ---------        ---------       ---------        ---------
     TOTAL ASSETS                                      $ 216,398        $ 282,202        $  23,493       $(175,876)       $ 346,217
                                                       =========        =========        =========       =========        =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
   Portion of long-term debt due within one year       $  13,250        $     870        $      --       $      --        $  14,120
   Accounts payable                                          932            8,379            2,678              --           11,989
   Accrued liabilities                                    23,787           17,151            6,698              --           47,636
   Income taxes                                            1,677             (414)           2,397              --            3,660
   Deferred revenue                                           --            4,843              993              --            5,836
                                                       ---------        ---------        ---------       ---------        ---------
     TOTAL CURRENT LIABILITIES                            39,646           30,829           12,766              --           83,241

   Long-term debt                                        371,053           85,477               --              --          456,530
   Deferred income taxes                                   2,481               --              626              --            3,107
   Other                                                      --               --              121              --              121
                                                       ---------        ---------        ---------       ---------        ---------
     TOTAL LONG-TERM DEBT AND OTHER LIABILITIES          373,534           85,477              747              --          459,758

   Redeemable preferred stock                             25,996               --               --              --           25,996
   Stockholders' (deficit) equity                       (222,778)         165,896            9,980        (175,876)        (222,778)
                                                       ---------        ---------        ---------       ---------        ---------
     TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
      AND STOCKHOLDERS' (DEFICIT) EQUITY               $ 216,398        $ 282,202        $  23,493       $(175,876)         346,217
                                                       =========        =========        =========       =========        =========


         The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          13
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                        Non-
                                                      Parent         Guarantor       Guarantor
                                                      Company      Subsidiaries     Subsidiaries     Eliminations      Consolidated
                                                      -------      ------------     ------------     ------------      ------------
Revenues, net                                       $     881        $ 141,574        $  29,496        $      --        $ 171,951
Cost of revenues                                          502           61,359           15,582               --           77,443
                                                    ---------        ---------        ---------        ---------        ---------
      Gross profit                                        379           80,215           13,914               --           94,508

Marketing expenses                                         --           22,088            5,012               --           27,100
Selling, general and administrative expenses            5,679            9,620            2,328               --           17,627
                                                    ---------        ---------        ---------        ---------        ---------
      Operating (loss) income                          (5,300)          48,507            6,574               --           49,781

Interest expense (income), net                          9,720            4,565             (165)              --           14,120
Other (income) expenses, net                             (598)           1,142                6               --              550
Equity in income of consolidated subsidiaries          25,355               --               --          (25,355)              --
Franchise commission income (loss)                     13,074          (11,506)          (1,568)              --               --
                                                    ---------        ---------        ---------        ---------        ---------
      Income before income taxes and minority
      interest                                         24,007           31,294            5,165          (25,355)          35,111

Provision for income taxes                                769            9,313            1,733               --           11,815
                                                    ---------        ---------        ---------        ---------        ---------
      Income before minority interest                  23,238           21,981            3,432          (25,355)          23,296

Minority interest                                          --               --               58               --               58
                                                    ---------        ---------        ---------        ---------        ---------
      Net income                                    $  23,238        $  21,981        $   3,374        $ (25,355)       $  23,238
                                                    =========        =========        =========        =========        =========


         The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          14
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 29, 2000
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                       Non-
                                                      Parent        Guarantor       Guarantor
                                                     Company       Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                     -------       ------------    ------------     ------------     ------------
Revenues, net                                      $   9,722        $ 102,308        $  20,832        $      --        $ 132,862
Cost of revenues                                       2,110           48,626           12,127               --           62,863
                                                   ---------        ---------        ---------        ---------        ---------
      Gross profit                                     7,612           53,682            8,705               --           69,999

Marketing expenses                                       803           15,348            2,461               --           18,612
Selling, general and administrative expenses          10,526            4,945            1,802               --           17,273
                                                   ---------        ---------        ---------        ---------        ---------
      Operating (loss) income                         (3,717)          33,389            4,442               --           34,114

Interest expense (income), net                        11,804            3,201               (8)              --           14,997
Other (income) expenses, net                         (10,481)            (385)              23               --          (10,843)
Equity in income of consolidated subsidiaries         10,356               --               --          (10,356)              --
Franchise commission income (loss)                    14,898          (13,396)          (1,502)              --               --
                                                   ---------        ---------        ---------        ---------        ---------
      Income before income taxes and minority
      interest                                        20,214           17,177            2,925          (10,356)          29,960

Provision for income taxes                             2,701            7,910            1,705               --           12,316
                                                   ---------        ---------        ---------        ---------        ---------
      Income before minority interest                 17,513            9,267            1,220          (10,356)          17,644

Minority interest                                         --               --              131               --              131
                                                   ---------        ---------        ---------        ---------        ---------
      Net income                                   $  17,513        $   9,267        $   1,089        $ (10,356)       $  17,513
                                                   =========        =========        =========        =========        =========


         The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          15
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                           Non-
                                                          Parent        Guarantor       Guarantor
                                                          Company     Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                                          -------     ------------     ------------    ------------    ------------
Operating activities:
   Net income                                            $  23,238      $  21,981        $   3,374      $ (25,355)      $  23,238
   Adjustments to reconcile net income
     to cash (used for) provided by operating
     activities:
   Depreciation and amortization                             1,096          2,228              124             --           3,448
   Accounting for equity investment                          5,863             --               --             --           5,863
   Allowance for doubtful accounts                           4,000             11               --             --           4,011
   Reserve for inventory obsolescence, other                    --            391               --             --             391
   Foreign currency exchange rate gain                      (6,440)            --               --             --          (6,440)
   Other items, net                                             --             15               65             --              80
   Changes in cash due to:
     Receivables                                             2,454         (8,142)            (733)            --          (6,421)
     Inventories                                                --          3,045             (241)            --           2,804
     Prepaid expenses                                          457           (769)             774             --             462
     Intercompany receivables/payables                     (56,098)        59,142           (3,044)            --              --
     Accounts payable                                         (233)          (979)            (646)            --          (1,858)
     Accrued liabilities                                     3,475          6,338            2,309             --          12,122
     Deferred revenue                                           --          8,755              298             --           9,053
     Income taxes                                              340          8,634             (192)            --           8,782
                                                         ---------      ---------        ---------      ---------       ---------
     Cash (used for) provided by operating activities      (21,848)       100,650            2,088        (25,355)         55,535
                                                         ---------      ---------        ---------      ---------       ---------
Investing activities:
   Capital expenditures                                        (20)          (546)            (125)            --            (691)
   Advances to equity investment                            (5,863)            --               --             --          (5,863)
   Acquisition                                                  --        (83,800)              --             --         (83,800)
   Other items, net                                           (404)        (1,346)             (55)            --          (1,805)
                                                         ---------      ---------        ---------      ---------       ---------
     Cash (used for) provided by  investing activities      (6,287)       (85,692)            (180)            --         (92,159)
                                                         ---------      ---------        ---------      ---------       ---------
Financing activities:
   Net decrease in short-term borrowings                      (355)          (274)              --             --            (629)
   Parent company investment in subsidiaries               (12,917)            --               --         12,917              --
   Proceeds from borrowings                                 60,000             --               --             --          60,000
   Payment of dividends                                         --         (8,488)              --          8,488              --
   Payments on long-term debt                              (28,313)          (217)              --             --         (28,530)
                                                         ---------      ---------        ---------      ---------       ---------
     Cash provided by (used for) financing activities       18,415         (8,979)              --         21,405          30,841
                                                         ---------      ---------        ---------      ---------       ---------
Effect of exchange rate changes on cash and cash
equivalents                                                 (3,926)          (975)            (881)         3,950          (1,832)
Net (decrease) increase in cash and cash equivalents       (13,646)         5,004            1,027             --          (7,615)
Cash and cash equivalents, beginning of period              26,699         11,191            6,611             --          44,501
                                                         ---------      ---------        ---------      ---------       ---------
 Cash and cash equivalents, end of period                $  13,053      $  16,195        $   7,638      $      --       $  36,886
                                                         =========      =========        =========      =========       =========


         The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          16
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 29, 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                        Non-
                                                        Parent       Guarantor       Guarantor
                                                       Company      Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                       -------      ------------    ------------     ------------    ------------
Operating activities:
   Net income                                          $ 17,513        $  9,267        $  1,089        $(10,356)       $ 17,513
   Adjustments to reconcile net income
     to cash provided by (used for) operating
     activities:
   Depreciation and amortization                          1,066           1,143             541              --           2,750
   Deferred tax provision (benefit)                      86,853         (79,650)           (696)             --           6,507
   Allowance for doubtful accounts                          213              67              --              --             280
   Reserve for inventory obsolescence, other                 --           1,321              16              --           1,337
   Foreign currency exchange rate gain                   (9,690)             --              --              --          (9,690)
   Other items, net                                          --            (196)             83              --            (113)
   Changes in cash due to:
     Receivables                                            332           1,241            (117)             --           1,456
     Inventories                                             --             (72)            774              --             702
     Prepaid expenses                                       (50)         (1,210)            460              --            (800)
     Accounts payable                                     1,205           1,470              --              --           2,675
     Accrued liabilities                                (10,816)           (589)            847              --         (10,558)
     Deferred revenue                                        --           2,058             (16)             --           2,042
     Income taxes                                        (3,435)          3,313           1,280              --           1,158
                                                       --------        --------        --------        --------        --------
     Cash provided by (used for) operating
     activities                                          83,191         (61,837)          4,261         (10,356)         15,259
                                                       --------        --------        --------        --------        --------

Investing activities:
   Capital expenditures                                    (130)           (232)           (151)             --            (513)
   Other items, net                                      (2,051)         (1,016)             16              --          (3,051)
                                                       --------        --------        --------        --------        --------
     Cash used for investing activities                  (2,181)         (1,248)           (135)             --          (3,564)
                                                       --------        --------        --------        --------        --------

Financing activities:
   Net increase in short-term borrowings                     --           1,235              --              --           1,235
   Parent company investment in subsidiaries             (9,379)             --              --           9,379              --
   Proceeds from borrowings                                  --            (192)             --              --            (192)
   Payment of dividends                                    (374)             --              --              --            (374)
   Payments on long-term debt                            (3,312)           (218)             --              --          (3,530)
   Deferred financing costs                                (165)             --              --              --            (165)
   Net Parent settlements                               (58,575)         63,986          (1,690)         (1,077)          2,644
                                                       --------        --------        --------        --------        --------
     Cash (used for) provided by financing
     activities                                         (71,805)         64,811          (1,690)          8,302            (382)
                                                       --------        --------        --------        --------        --------

Effect of exchange rate changes on cash and cash
equivalents                                              (2,101)         (1,107)           (562)          2,054          (1,716)
Net increase in cash and cash equivalents                 7,104             619           1,874              --           9,597
Cash and cash equivalents, beginning of year              3,880          21,847           8,719              --          34,446
                                                       --------        --------        --------        --------        --------
Cash and cash equivalents, end of year                 $ 10,984        $ 22,466        $ 10,593        $     --        $ 44,043
                                                       ========        ========        ========        ========        ========


         The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS                                                         17
--------------------------------------------------------------------------------

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED APRIL 29, 2000

In the opinion of management the comparison of the three months ended March 31, 2001 to the three months ended April 29, 2000 most closely reflects the Company's performance.

Revenues for the quarter increased 29.4%, or $39.1 million, to $172.0 million. The Weighco acquisition accounted for $17.1 million of the total increase. The revenue increase was driven by continued growth in meeting revenues and product sales resulting from increased attendance and the Company's strategy to focus on core classroom products together with the roll-out of new program innovations and price increases in selected markets.

Gross profit margins for the quarter increased to 55.0% from 52.7% in the prior period. The increase in gross profit margins was due to price increases in selected markets, improved operating efficiencies and the higher margins generated by product sales.

Marketing expenses were $27.1 million for the three months ended March 31, 2001, an increase of $8.5 million or 45.7% from $18.6 million for the three months ended April 29, 2000. Of the $8.5 million increase, $6.5 million was primarily the result of additional advertising to promote the new program innovations.

Selling, general and administrative expenses were $17.6 million for the three months ended March 31, 2001, an increase of $0.3 million from $17.3 million for the three months ended April 29, 2000. As a percentage of revenue, selling, general and administrative costs decreased from 13.0% for the three months ended April 29, 2000 to 10.3% for the three months ended March 31, 2001.

As a result of the above, operating income was $49.8 million for the three months ended March 31, 2001, an increase of $15.7 million or 46.0% from $34.1 million for the three months ended April 29, 2000.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2001, the Company's primary source of funds to meet working capital needs was cash from operations. Cash and cash equivalents decreased $7.6 million during the three months ended March 31, 2001. Cash flows provided by operating and financing activities of $55.5 million and $30.8 million, respectively, funded net cash flows used for investing activities of $92.2 million.

Capital spending has averaged approximately $2.7 million annually over the last three years and has consisted primarily of leasehold improvements for meeting locations and administrative offices, computer equipment for field staff and call centers, and Year 2000 upgrades. Capital expenditures for the three months ended March 31, 2001 was $.7 million.

The Company is significantly leveraged. As of March 31, 2001, there was outstanding $495.7 million in aggregate indebtedness, with approximately $45.0 million of additional borrowing capacity available under the revolving credit facility. As a result of the Transaction, the Company's liquidity requirements are significantly increased primarily due to increased debt service obligations.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                         18
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

The information contained in this report, other than historical information, includes forward-looking statements including, in particular, the statements about plans, strategies and prospects under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operation." Words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this report identify forward-looking statements. These forward-looking statements are based on current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

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

Based on the overall interest rate exposure on the Company's fixed rate borrowings at March 31, 2001, a 10% change in market interest rates would have less than a 5% impact on the fair value of the Company's long-term debt.

Other than intercompany transactions between its domestic and foreign entities and the portion of the notes which are denominated in euro dollars, the Company generally does not have significant transactions that are denominated in a currency other than the functional currency applicable to each entity.

Fluctuations in currency exchange rates may also impact its stockholders' deficit. The assets and liabilities of its non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the reporting period. The resulting translation adjustments are recorded in stockholders' deficit as accumulated other comprehensive income
(loss). In addition, fluctuations in the value of the euro will cause the U.S. dollar translated amounts to change in comparison to prior periods and may impact interest expense. Furthermore, the Company translates the outstanding euro notes at the end of each period into U.S. dollars, and the resulting change will be reflected in the income statement of the corresponding period.

Each of its subsidiaries derives revenues and incurs expenses primarily within a single country, and consequently, does not generally incur currency risks in connection with the conduct of normal business operations.

The Company maintains foreign currency forward contracts denominated in the euro and pounds sterling to more properly align the underlying sources of cash flow with debt servicing requirements. At March 31, 2001, the Company had long-term foreign currency forward contracts receivable with notional amounts of USD 44.0 million and EUR 76.0 million offset by foreign currency forward contracts payable with notional amounts of GBP 59.2 million and USD 21.9 million.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                         20
PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS
        Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES
        Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        Nothing to report under this item.

ITEM 5. OTHER INFORMATION

      This report contains forward-looking statements regarding the Company's future performance. These forward-looking statements are based on management's views and assumptions, and involve unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statement. These include, but are not limited to, sales, earnings and volume growth, competitive conditions, production costs, currency valuations, global economic and industry conditions, and the other factors described in "Forward-Looking Statements" in the Company's Form 10-K for the eight month period ended December 30, 2000, as updated from time to time by the Company in its subsequent filings with the SEC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits required to be furnished by Item 601 of Regulation S-K are filed as part hereof. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulations S-K.

      (b)   Reports on Form 8-K

            On January 30, 2001, the Company filed Form 8-K to report under Item
            2. Acquisition of Assets related to the acquisition of Weight Watchers' franchised territories and certain business assets of Weighco.

            On March 30, 2001, the Company filed an amendment to Form 8-K filed on January 30, 2001 to report under Item 7. Financial Statements and Exhibits, certain supplemental financial information in connection with the Weighco acquisition.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                         21
PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May 15, 2001

                                   By:  /s/ LINDA HUETT
                                   -----------------------------------------
                                   Linda Huett
                                   President and Director
                                   (Principal Executive Officer)

Date:  May 15, 2001

                                   By:  /s/ THOMAS S. KIRITSIS
                                   ----------------------------------------
                                   Thomas S. Kiritsis
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)