Form 10-Q
period 2001-06-30
WEIGHT WATCHERS INTERNATIONAL INC
filed 2001-08-14
CIK 105319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q




[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001



                          Commission File no 000-03389
                                             ---------


                       WEIGHT WATCHERS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


Virginia                                            11-6040273
------------------------------------        ------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)



             175 Crossways Park West, Woodbury, New York 11797-2055
--------------------------------------------------------------------------------
            (Address of principal executive offices)       (Zip code)



Registrant's telephone number, including area code:            (516) 390-1400
                                                               ---------------



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                             Yes     X             No
                                  ------              -----



  The number of common shares outstanding as of August 14, 2001 was 23,154,500.






                        PART I -- FINANCIAL INFORMATION

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX
--------------------------------------------------------------------------------


Part I.  FINANCIAL INFORMATION                                                        PAGE NO.
------------------------------                                                        --------

Item 1.  Financial Statements

Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
    as of December 30, 2000                                                               2

Unaudited Consolidated Statements of Operations
    for the three months ended June 30, 2001 and July 29, 2000                            3

Unaudited Consolidated Statements of Operations
    for the six months ended June 30, 2001 and July 29, 2000                              4

Unaudited Consolidated Statements of Changes in Stockholders' Deficit, Parent
   Company Investment and Comprehensive Income for the six months ended June 30,
   2001, for the eight month period ended December 30, 2000, and for the fiscal
   year ended April 29, 2000                                                              5

Unaudited Consolidated Statements of Cash Flows
    for the six months ended June 30, 2001 and July 29, 2000                              6

Notes to Unaudited Consolidated Financial Statements                                    7 - 20

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                     21 - 24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       25


Part II.  OTHER INFORMATION                                                             26 - 27
---------------------------

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters To a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                           2
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                            JUNE 30,       DECEMBER 30,
                                                                                              2001             2000

ASSETS                                                                                     (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents                                                               $      45,620   $      44,501
   Receivables, net                                                                               18,009          14,678
   Notes receivable, current                                                                         608           2,106
   Inventories                                                                                    12,389          15,044
   Prepaid expenses, other                                                                        11,743          17,111
                                                                                           --------------  --------------
     TOTAL CURRENT ASSETS                                                                         88,369          93,440

Property and equipment, net                                                                        9,500           8,145
Notes and other receivables, noncurrent                                                              240           5,601
Goodwill, net                                                                                    225,514         150,901
Trademarks and other intangible assets, net                                                        7,066           6,648
Deferred income taxes                                                                             67,207          67,207
Deferred financing costs, other                                                                   14,685          14,275
                                                                                           --------------  --------------
     TOTAL ASSETS                                                                          $     412,581   $     346,217
                                                                                           ==============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Portion of long-term debt due within one year                                           $      16,157   $      14,120
   Accounts payable                                                                                8,784          11,989
   Accrued liabilities                                                                            55,559          47,636
   Income taxes                                                                                   19,861           3,660
   Deferred revenue                                                                               14,928           5,836
                                                                                           --------------  --------------
     TOTAL CURRENT LIABILITIES                                                                   115,289          83,241

Long-term debt                                                                                   462,548         456,530
Deferred income taxes                                                                              3,040           3,107
Other                                                                                                890             121
                                                                                           --------------  --------------
     TOTAL LONG-TERM DEBT AND OTHER LIABILITIES                                                  466,478         459,758

Redeemable preferred stock                                                                        26,746          25,996
Common stock subject to a Put                                                                     14,402            --
Stockholders' deficit
   Common stock, par value $0 per share, authorized and issued 23,800 shares at June 30, 2001 and December 30, 2000; outstanding 23,155 shares at
     June 30, 2001 and 23,800 shares at December 30,2000                                            --              --
   Treasury stock, at cost, 645 shares at June 30, 2001                                          (12,265)           --
   Accumulated deficit                                                                          (182,378)       (216,507)
   Accumulated other comprehensive loss                                                          (15,691)         (6,271)
                                                                                           --------------  --------------
       TOTAL STOCKHOLDERS' DEFICIT                                                              (210,334)       (222,778)
                                                                                           --------------  --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $     412,581   $     346,217
                                                                                           ==============  ==============


         The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                           3
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        THREE MONTHS ENDED
                                                              ------------------------------------
                                                                JUNE 30,              JULY 29,
                                                                  2001                  2000

                                                                           (UNAUDITED)

Revenues, net                                                  $      162,325        $     103,073
Cost of revenues                                                       71,701               48,295
                                                               --------------        -------------
       Gross profit                                                    90,624               54,778

Marketing expenses                                                     13,469                6,678
Selling, general and administrative expenses                           17,854               11,474
                                                               --------------        -------------
       Operating income                                                59,301               36,626

Interest expense, net                                                  13,248               14,021
Other expenses, net                                                     3,321                4,249
                                                               --------------        -------------
       Income before income taxes and minority interest                42,732               18,356

Provision for income taxes                                             16,642                4,556
                                                               --------------        -------------
       Income before minority interest                                 26,090               13,800

Minority interest                                                          12                   95
                                                               --------------        -------------
       Net Income                                              $       26,078        $      13,705
                                                               ===============       =============


        The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                           4
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                          SIX MONTHS ENDED
                                                                  -----------------------------------
                                                                     JUNE 30,              JULY 29,
                                                                       2001                  2000

                                                                             (UNAUDITED)

Revenues, net                                                    $      334,276        $     235,935
Cost of revenues                                                        149,144              111,158
                                                                 --------------        -------------
       Gross profit                                                     185,132              124,777

Marketing expenses                                                       40,569               25,290
Selling, general and administrative expenses                             35,481               28,747
                                                                 --------------        -------------
       Operating income                                                 109,082               70,740


Interest expense, net                                                    27,368               29,018
Other expenses (income), net                                              3,871               (6,594)
                                                                 --------------        -------------
       Income before income taxes and minority interest                  77,843               48,316


Provision for income taxes                                               28,457               16,872
                                                                 --------------        -------------
       Income before minority interest                                   49,386               31,444


Minority interest                                                            70                  226
                                                                 --------------        -------------
       Net Income                                                $       49,316        $      31,218
                                                                 ==============        =============






         The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                           5
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT,
PARENT COMPANY INVESTMENT AND COMPREHENSIVE INCOME
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                       ADDITIONAL
                                                       COMMON STOCK             TREASURY STOCK           PAID IN
                                                     SHARES      AMOUNT     SHARES      AMOUNT           CAPITAL
                                                    --------    --------    ------    -----------       ----------
   Balance at April 24, 1999

Net Parent settlements
Recapitalization and settlement of
     Parent Company investment                        23,800                                             (72,100)
Deferred tax asset                                                                                        72,100

Comprehensive Income:
   Net income
   Translation adjustment

   Total Comprehensive Income

Preferred stock dividend
                                                    --------    --------    ------    ---------        ----------
   Balance at April 29, 2000                          23,800    $     --        --    $      --        $       --

Elimination of foreign subsidiaries one month reporting lag effective April 30, 2000

Comprehensive income:
   Net Income
   Translation adjustment

   Total Comprehensive Income

Preferred stock dividend
                                                    --------    --------    ------    ---------        ----------
   Balance at December 30, 2000                       23,800    $     --        --    $      --        $       --

Comprehensive Income:
   Net Income
   Foreign currency translation adjustment
   Change in fair value of derivatives
     accounted for as hedges

   Total Comprehensive Income

Preferred Stock Dividend

Transfer of common stock to common
 stock subject to a Put

Purchase of Treasury Stock                                                     670      (12,730)               --

Sale of Treasury Stock                                                         (25)         465                --
                                                    --------    --------    ------    ---------        ----------
   Balance at June 30, 2001                           23,800    $     --       645    $ (12,265)       $       --
                                                    ========    ========    ======    =========        ==========

                                                      ACCUMULATED
                                                         OTHER                          PARENT
                                                     COMPREHENSIVE    ACCUMULATED      COMPANY'S
                                                          LOSS          DEFICIT        INVESTMENT        TOTAL
                                                       ---------       ---------       ---------       ---------
   Balance at April 24, 1999                                                           $ 248,948       $ 248,948

Net Parent settlements                                                                  (252,883)       (252,883)
Recapitalization and settlement of
     Parent Company investment                           (12,764)       (268,547)          3,935        (349,476)
Deferred tax asset                                                                                        72,100

Comprehensive Income:
   Net income                                                             37,759                          37,759
   Translation adjustment                                 10,311                                          10,311
                                                                                                       ---------
   Total Comprehensive Income                                                                             48,070
                                                                                                       ---------
Preferred stock dividend                                                    (875)                           (875)
                                                       ---------       ---------       ---------       ---------
   Balance at April 29, 2000                           $  (2,453)      $(231,663)      $      --       $(234,116)

Elimination of foreign subsidiaries  one month
     reporting lag effective April 30, 2000                                1,137                           1,137

Comprehensive income:
   Net Income                                                             15,019                          15,019
   Translation adjustment                                 (3,818)                                         (3,818)
                                                                                                       ---------
   Total Comprehensive Income                                                                             11,201
                                                                                                       ---------
Preferred stock dividend                                                  (1,000)                         (1,000)
                                                       ---------       ---------       ---------       ---------
   Balance at December 30, 2000                        $  (6,271)      $(216,507)      $      --       $(222,778)

Comprehensive Income:
   Net Income                                                             49,316                          49,316
   Foreign currency translation adjustment                (3,854)                                         (3,854)
   Change in fair value of derivatives
     accounted for as hedges                              (5,566)                                         (5,566)
                                                                                                       ---------
   Total Comprehensive Income                                                                             39,896
                                                                                                       ---------

Preferred Stock Dividend                                                    (750)                           (750)

Transfer of common stock to common
 stock subject to Put                                                    (14,402)                        (14,402)

Purchase of Treasury Stock                                                    --                         (12,730)

Sale of Treasury Stock                                                       (35)                            430
                                                       ---------       ---------       ---------       ---------
   Balance at June 30, 2001                            $ (15,691)      $(182,378)      $      --       $(210,334)
                                                       =========       =========       =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                           6
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                              SIX MONTHS ENDED
                                                                            --------------------
                                                                              JUNE 30,  JULY 29,
                                                                                2001      2000

                                                                                 (UNAUDITED)
      Cash provided by operating activities                                $  92,869    $ 39,570
                                                                           ---------    --------
Investing activities:
   Capital expenditures                                                       (1,187)     (1,314)
   Advances to equity investment                                              (7,844)     (4,800)
   Acquisition                                                               (84,353)         --
   Other items, net                                                           (1,532)     (2,839)
                                                                           ---------    --------
      Cash used for investing activities                                     (94,916)     (8,953)
                                                                           ---------    --------

Financing activities:
   Net decrease in short-term borrowings                                        (257)     (1,200)
   Proceeds from borrowings                                                   60,000          --
   Payments of long-term debt                                                (42,735)     (7,060)
   Deferred financing costs                                                       --        (165)
   Net Parent advances                                                            --       2,171
   Purchase of treasury stock                                                (12,730)         --
   Proceeds from issuance of treasury stock                                      430          --
                                                                           ---------    --------
      Cash provided by (used for) financing activities                         4,708      (6,254)
                                                                           ---------    --------

Effect of exchange rate changes on cash and cash equivalents                  (1,542)     (2,523)
Net increase in cash and cash equivalents                                      1,119      21,840
Cash and cash equivalents, beginning of period                                44,501      34,446
                                                                           ---------    --------
Cash and cash equivalents, end of period                                    $ 45,620    $ 56,286
                                                                           =========    ========


        The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                           7
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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


3.      RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 and 142, "Business Combinations" ("SFAS 141") and "Goodwill and Other Intangible Assets" ("SFAS 142"), respectively. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method of accounting. SFAS 142 specifies that goodwill and indefinite lived intangible assets will no longer be amortized but instead will be subject to annual impairment testing. The Company will adopt SFAS 142 on December 30, 2001. The Company is currently evaluating the effect that implementation of the new standards will have on its financial position, results of operations and cash flows.

4.      ACQUISITION

        On January 16, 2001, the Company completed the acquisition of Weight Watchers' franchised territories and certain business assets of Weighco Enterprises, Inc., Weighco of Northeast, Inc., and Weighco of Southwest, Inc. ("Weighco"), for an aggregate purchase price of approximately $83.8 million plus acquisition costs of approximately $.6 million. The acquisition was financed through additional borrowings of $60 million obtained pursuant to the Company's Amended and Restated Credit Agreement, dated January 16, 2001, and cash from operations.

        The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the financial statements from the date of the acquisition. Assets acquired include inventory ($2.0 million) and property and equipment ($1.8 million). The excess of investment over the net book value of assets acquired at the date of acquisition resulted in goodwill of $80.6 million which will be amortized over 20 years.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                           8
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        The following table presents unaudited pro forma financial information that reflects the consolidated results of operations of the Company and Weighco as if the acquisition had occurred as of the beginning of the respective periods. This pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated companies.

                                              PRO FORMA
                  for the Three Months Ended              for the Six Months Ended
                  --------------------------              ------------------------
                           July 29,                               July 29,
                             2000                                   2000
                        (In thousands)                         (In thousands)

Revenue                  $   116,096                              $  261,323

Net income               $    15,392                              $   34,477



5.      RECAPITALIZATION

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

6.      TREASURY STOCK

        On April 18, 2001, the Company entered into a Put/Call Agreement with Heinz, pursuant to which Heinz acquired the right and option to sell during the period ending on or before May 15, 2002, and the Company acquired the right and option to purchase after that date and on or before August 15, 2002, 1,428,000 shares of the common stock of the Company currently owned by Heinz. In the event all of the Put and Call options are exercised, the value of the transaction will approximate $27.1 million, plus related costs.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                           9
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        On April 30, 2001, Heinz exercised its option to sell 670,000 shares for approximately $12.7 million, which was funded with cash from operations.

        By Put Notice dated July 19, 2001, Heinz notified the Company of its intention to exercise its option to sell an additional 650,000 shares for approximately $12.4 million effective August 15, 2001. The Company intends to fund this transaction with cash from operations.

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

7.      COMPREHENSIVE INCOME

        Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in fair value of derivative instruments.

        Comprehensive income is as follows:

                                                          For the Three Months Ended     For the Six Months Ended
                                                          --------------------------     ------------------------
                                                            June 30,       July 29,         June 30,    July 29,
                                                             2001           2000              2001      2000
                                                               (In thousands)                 (In thousands)

Net income                                                  $ 26,078    $ 13,705           $ 49,316    $ 31,218
Foreign currency translation adjustment                           96        (886)            (3,854)     (2,974)
Change in fair value of derivatives
      Cumulative effect of the adoption of SFAS 133               --          --             (5,086)         --
      Current period changes in fair value of derivatives       (480)         --               (480)         --
                                                            --------    --------           --------    --------
Comprehensive income                                        $ 25,694    $ 12,819           $ 39,896    $ 28,244
                                                            ========    ========           ========    ========

8.      LONG-TERM DEBT

        In connection with the Transaction, the Company entered into a credit facility ("Credit Facility") with The Bank of Nova Scotia, Credit Suisse First Boston and certain other lenders providing (i) a $75.0 million term loan A facility ("Term Loan A"), (ii) a $75.0 million term loan B facility ("Term Loan B"), (iii) an $87.0 million transferable loan certificate ("TLC") and (iv) a revolving credit facility with borrowings up to $30.0 million ("Revolving Credit Facility"). The Credit Facility was amended and restated on January 16, 2001 to provide for an additional $50 million in borrowings in connection with the acquisition of Weighco (see Note 4) as follows: (i) Term Loan A was increased by $15.0 million, (ii) the Revolving Credit Facility was increased by $15.0 million to $45.0 million and (iii) a new $20.0 million term loan D facility ("Term Loan D"). Borrowings under the Credit Facility are paid quarterly and initially bear interest at a rate equal to LIBOR plus (a) in the case of Term Loan A and the Revolving Credit Facility, 3.25% or, at the Company's option, the alternate base rate, as defined, plus 2.25%, (b) in the case of Term Loan B and the TLC, 4.00% or, at the Company's option, the alternate base rate plus 3.00% and (c) in the case of Term Loan D, 3.25% or, at the Company's option, the alternate base rate plus 2.25%. At June 30, 2001, the interest rates were

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          10
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

        7.58% for Term Loan A, 8.80% for Term Loan B, 8.02% for the TLC and 8.7% for Term Loan D. All assets of the Company collateralize the Credit Facility.

        In addition, as part of the Transaction, the Company issued $150.0 million USD denominated and 100.0 million EUR denominated principal amount of 13% Senior Subordinated Notes due 2009 (the "Notes") to qualified institutional buyers. At June 30, 2001, the 100.0 million EUR notes translated into $85.0 million USD denominated equivalent. The impact of the change in foreign exchange rates related to euro denominated debt are reflected in the income statement. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year, commencing April 1, 2000. The Company uses interest rate swaps and foreign currency forward contracts in association with its debt. The Notes are uncollateralized senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Credit Facility. The notes are guaranteed by certain subsidiaries of the Company.

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


9.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        Effective December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 133"). These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or accumulated other comprehensive loss, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive loss will be included in earnings in the periods in which earnings are affected by the hedged item. As of December 31, 2000, the adoption of these new standards resulted in an adjustment of $5.1 million to accumulated other comprehensive loss.

        The Company enters into forward and swap contracts to hedge certain transactions denominated in foreign currencies in order to reduce the currency risk associated with fluctuating exchange rates. Such contracts are used primarily to hedge certain intercompany cash flows and for payments arising from certain foreign denominated obligations. In addition, the Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt which are accounted for as cash flow hedges.

        As of June 30, 2001, losses of $0.5 million for effective hedges, were reported as a component of accumulated other comprehensive loss. For the six months ended June 30, 2001, ineffectiveness related to cash flow hedges was not material. In addition, fair value adjustments for non-qualifying hedges resulted in a reduction of net income of $1.2 million for the six months ended June 30, 2001. The Company does not anticipate any reclassification to earnings from accumulated other comprehensive loss within the next twelve months.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          11
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.     WEIGHTWATCHERS.COM NOTE AND WARRANT AGREEMENTS

        On May 3, 2001, the Company amended and restated its loan agreement with WeightWatchers.com increasing the aggregate principal amount from $23.5 million to $28.5 million. The principal amount may be advanced at any time or from time to time prior to July 31, 2003. The note bears interest at 13% per year. All principal and interest outstanding under the note is payable on September 30, 2003. The note may be prepaid at any time in whole or in part, without premium or penalty. During the three month and six month period ended June 30, 2001, the Company advanced WeightWatchers.com $2.6 million and $7.8 million, respectively, pursuant to the note. In addition to the advance, $.7 million and $1.4 million, respectively, of interest, were classified in other expenses, net during the three month and six month period ended June 30, 2001. At June 30, 2001 the balance outstanding under the loan agreement was $24.6 million.

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


11.     LEGAL

        The Company is not a party to any material pending legal proceedings. The Company has had and continues to have disputes with the Company's franchisees regarding, among other things, operations and revenue sharing, including the interpretation of franchise territories as they relate to new media. In addition, due to the nature of its activities, the Company is, at times, subject to pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters will not have a material effect on the consolidated results of operations, cash flows or financial position of the Company.


12.     INCOME TAXES

        As a result of the Transaction, the Company has provided for a valuation allowance for its deferred tax assets. The determination of the net deferred tax assets deemed realizable was based on available historical evidence, and estimates of future taxable income. This amount may be subject to adjustment based on changes to those factors in future periods.

        The primary differences between the U.S. federal statutory tax rate and the Company's effective tax rate are the valuation allowance and state income taxes. The effective tax rate for the three month and six month period ended June 30, 2001 were 38.9% and 36.6%, respectively.


13.     GUARANTOR SUBSIDIARIES

        The Company's payment obligations under the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by the following wholly-owned subsidiaries:

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          12
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          13
SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2001
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                               NON-
                                                                   PARENT     GUARANTOR     GUARANTOR
                                                                  COMPANY   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                 ---------  ------------  -------------  -------------  ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                     $  12,306    $  19,521    $  13,793     $      --       $  45,620
   Receivables, net                                                  4,960       11,650        1,399            --          18,009
   Notes receivable, current                                           606           --            2            --             608
   Inventories                                                          --        9,397        2,992            --          12,389
   Prepaid expenses, other                                             419        9,593        1,731            --          11,743
   Intercompany receivables (payables)                              24,074      (31,880)       7,806            --              --
                                                                 ---------    ---------    ---------     ---------       ---------
    TOTAL CURRENT ASSETS                                            42,365       18,281       27,723            --          88,369

Investment in consolidated subsidiaries                            213,923           --           --      (213,923)             --
Property and equipment, net                                          1,164        7,267        1,069            --           9,500
Notes and other receivables, noncurrent                                240           --           --            --             240
Goodwill, net                                                       27,568      197,308          638            --         225,514
Trademarks and other intangible assets, net                            837        6,216           13            --           7,066
Deferred income taxes                                              (44,713)     111,920           --            --          67,207
Deferred financing costs, other                                     13,876           97          712            --          14,685
                                                                 ---------    ---------    ---------     ---------       ---------
    TOTAL ASSETS                                                 $ 255,260    $ 341,089    $  30,155     $(213,923)      $ 412,581
                                                                 =========    =========    =========     =========       =========

LIABILITIES, AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
   Portion of long-term debt due within one year                 $  15,321    $     836    $      --     $      --       $  16,157
   Accounts payable                                                    492        6,437        1,855            --           8,784
   Accrued liabilities                                              28,033       20,076        7,450            --          55,559
   Income taxes                                                     (2,739)      19,073        3,527            --          19,861
   Deferred revenue                                                     --       13,723        1,205            --          14,928
                                                                 ---------    ---------    ---------     ---------       ---------
    TOTAL CURRENT LIABILITIES                                       41,107       60,145       14,037            --         115,289

Long-term debt                                                     380,858       81,690           --            --         462,548
Deferred income taxes                                                2,481           --          559            --           3,040
Other                                                                   --          775          115            --             890
                                                                 ---------    ---------    ---------     ---------       ---------
    TOTAL LONG-TERM DEBT AND OTHER LIABILITIES                     383,339       82,465          674            --         466,478

Redeemable preferred stock                                          26,746           --           --            --          26,746
Common Stock subject to a Put                                       14,402           --           --            --          14,402
Stockholders' (deficit) equity                                    (210,334)     198,479       15,444      (213,923)       (210,334)
                                                                 ---------    ---------    ---------     ---------       ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY         $ 255,260    $ 341,089    $  30,155     $(213,923)      $ 412,581
                                                                 =========    =========    =========     =========       =========


         The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          14
SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 30, 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                               NON-
                                                                PARENT       GUARANTOR       GUARANTOR
                                                                COMPANY    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                               ---------   ------------    ------------   ------------  ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                   $  26,699    $  11,191       $   6,611      $      --      $  44,501
   Receivables, net                                                7,390        5,941           1,347             --         14,678
   Notes receivable, current                                       2,104           --               2             --          2,106
   Inventories                                                        --       11,867           3,177             --         15,044
   Prepaid expenses, other                                         9,171        5,611           2,329             --         17,111
   Intercompany (payables) receivables                           (10,921)       3,147           7,774             --             --
                                                               ---------    ---------       ---------      ---------      ---------
    TOTAL CURRENT ASSETS                                          34,443       37,757          21,240             --         93,440

Investment in consolidated subsidiaries                          175,876           --              --       (175,876)            --
Property and equipment, net                                        1,272        5,679           1,194             --          8,145
Notes and other receivables, noncurrent                            5,601           --              --             --          5,601
Goodwill, net                                                     28,367      121,814             720             --        150,901
Trademarks and other intangible assets, net                        1,876        4,761              11             --          6,648
Deferred income taxes                                            (44,713)     111,920              --             --         67,207
Deferred financing costs, other                                   13,676          271             328             --         14,275
                                                               ---------    ---------       ---------      ---------      ---------
    TOTAL ASSETS                                               $ 216,398    $ 282,202       $  23,493      $(175,876)     $ 346,217
                                                               =========    =========       =========      =========      =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
   Portion of long-term debt due within one year               $  13,250    $     870       $      --      $      --      $  14,120
   Accounts payable                                                  932        8,379           2,678             --         11,989
   Accrued liabilities                                            23,787       17,151           6,698             --         47,636
   Income taxes                                                    1,677         (414)          2,397             --          3,660
   Deferred revenue                                                   --        4,843             993             --          5,836
                                                               ---------    ---------       ---------      ---------      ---------
    TOTAL CURRENT LIABILITIES                                     39,646       30,829          12,766             --         83,241

Long-term debt                                                   371,053       85,477              --             --        456,530
Deferred income taxes                                              2,481           --             626             --          3,107
Other                                                                 --           --             121             --            121
                                                               ---------    ---------       ---------      ---------      ---------
    TOTAL LONG-TERM DEBT AND OTHER LIABILITIES                   373,534       85,477             747             --        459,758

Redeemable preferred stock                                        25,996           --              --             --         25,996
Stockholders' (deficit) equity                                  (222,778)     165,896           9,980       (175,876)      (222,778)
                                                               ---------    ---------       ---------      ---------      ---------
    TOTAL LIABILITIES  AND SHAREHOLDERS' (DEFICIT) EQUITY      $ 216,398    $ 282,202       $  23,493      $(175,876)       346,217
                                                               =========    =========       =========      =========      =========



         The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          15
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                               NON-
                                                                   PARENT      GUARANTOR    GUARANTOR
                                                                   COMPANY    SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS   CONSOLIDATED
                                                                   ---------- ------------  -----------  ------------   -----------

Revenues, net                                                      $   1,949   $ 135,780    $  24,596    $      --       $ 162,325
Cost of revenues                                                          61      58,524       13,116           --          71,701
                                                                   ---------   ---------    ---------    ---------       ---------
     Gross profit                                                      1,888      77,256       11,480           --          90,624

Marketing expenses                                                        --      11,681        1,788           --          13,469
Selling, general and administrative expenses                           3,990      11,309        2,555           --          17,854
                                                                   ---------   ---------    ---------    ---------       ---------
     Operating (loss) income                                          (2,102)     54,266        7,137           --          59,301

Interest expense (income), net                                         9,199       4,244         (195)          --          13,248
Other expenses, net                                                    1,776       1,535           10           --           3,321
Equity in income of consolidated subsidiaries                         27,838          --           --      (27,838)             --
Franchise commission income (loss)                                    13,262     (11,451)      (1,811)          --              --
                                                                   ---------   ---------    ---------    ---------       ---------
      Income before income taxes and minority interest                28,023      37,036        5,511      (27,838)         42,732

Provision for income taxes                                             1,945      12,538        2,159           --          16,642
                                                                   ---------   ---------    ---------    ---------       ---------
      Income before minority interest                                 26,078      24,498        3,352      (27,838)         26,090

Minority interest                                                                                  12                           12
                                                                   ---------   ---------    ---------    ---------       ---------
      Net income                                                   $  26,078   $  24,498    $   3,340    $ (27,838)      $  26,078
                                                                   =========   =========    =========    =========       =========

         The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          16
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 29, 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                              NON-
                                                                PARENT      GUARANTOR      GUARANTOR
                                                                COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                                --------   ------------   ------------   ------------   ------------

Revenues, net                                                   $  7,927    $ 81,408        $ 13,738        $     --      $103,073
Cost of revenues                                                     265      39,331           8,699              --        48,295
                                                                --------    --------        --------        --------      --------
      Gross profit                                                 7,662      42,077           5,039              --        54,778

Marketing expenses                                                 1,100       4,683             895              --         6,678
Selling, general and administrative expenses                       4,497       5,107           1,870              --        11,474
                                                                --------    --------        --------        --------      --------
      Operating income                                             2,065      32,287           2,274              --        36,626

Interest expense (income), net                                     9,387       4,713             (79)             --        14,021
Other expenses (income), net                                       4,352         (99)             (4)             --         4,249
Equity in income of consolidated subsidiaries                     17,034          --              --         (17,034)           --
Franchise commission income (loss)                                 2,202      (1,730)           (472)             --            --
                                                                --------    --------        --------        --------      --------
      Income before income taxes and minority interest             7,562      25,943           1,885         (17,034)       18,356

(Benefit from) provision for income taxes                         (6,143)     10,471             228              --         4,556
                                                                --------    --------        --------        --------      --------
      Income before minority interest                             13,705      15,472           1,657         (17,034)       13,800

Minority interest                                                     --          --              95              --            95
                                                                --------    --------        --------        --------      --------
      Net income                                                $ 13,705    $ 15,472        $  1,562        $(17,034)     $ 13,705
                                                                ========    ========        ========        ========      ========



         The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          17
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                               NON-
                                                                 PARENT     GUARANTOR      GUARANTOR
                                                                 COMPANY   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                                ---------  ------------   ------------   ------------   ------------

Revenues, net                                                   $   2,830    $ 277,354      $  54,092      $      --     $ 334,276
Cost of revenues                                                      563      119,883         28,698             --       149,144
                                                                ---------    ---------      ---------      ---------     ---------
        Gross profit                                                2,267      157,471         25,394             --       185,132

Marketing expenses                                                     --       33,769          6,800             --        40,569
Selling, general and administrative expenses                        9,669       20,929          4,883             --        35,481
                                                                ---------    ---------      ---------      ---------     ---------
        Operating (loss) income                                    (7,402)     102,773         13,711             --       109,082

Interest expense (income), net                                     18,919        8,809           (360)            --        27,368
Other expenses, net                                                 1,178        2,677             16             --         3,871
Equity in income of consolidated subsidiaries                      53,193           --             --        (53,193)           --
Franchise commission income (loss)                                 26,336      (22,957)        (3,379)            --            --
                                                                ---------    ---------      ---------      ---------     ---------
        Income before income taxes and minority interest           52,030       68,330         10,676        (53,193)       77,843

Provision for income taxes                                          2,714       21,851          3,892             --        28,457
                                                                ---------    ---------      ---------      ---------     ---------
        Income before minority interest                            49,316       46,479          6,784        (53,193)       49,386

Minority interest                                                      --           --             70             --            70
                                                                ---------    ---------      ---------      ---------     ---------
        Net income                                              $  49,316    $  46,479      $   6,714      $ (53,193)    $  49,316
                                                                =========    =========      =========      =========     =========


         The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          18
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 29, 2000
(IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                                               NON-
                                                                   PARENT     GUARANTOR     GUARANTOR
                                                                   COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                                 ----------  ------------  ------------  ------------   ------------

Revenues, net                                                    $  17,649    $ 183,716     $  34,570     $      --      $ 235,935
Cost of revenues                                                     2,375       87,957        20,826            --        111,158
                                                                 ---------    ---------     ---------     ---------      ---------
        Gross profit                                                15,274       95,759        13,744            --        124,777

Marketing expenses                                                   1,903       20,031         3,356            --         25,290
Selling, general and administrative expenses                        15,023       10,052         3,672            --         28,747
                                                                 ---------    ---------     ---------     ---------      ---------
        Operating (loss) income                                     (1,652)      65,676         6,716            --         70,740

Interest expense (income), net                                      21,191        7,914           (87)           --         29,018
Other (income) expenses, net                                        (6,129)        (484)           19            --         (6,594)
Equity in income of consolidated subsidiaries                       27,390           --            --       (27,390)            --
Franchise commission income (loss)                                  17,100      (15,126)       (1,974)           --             --
                                                                 ---------    ---------     ---------     ---------      ---------
        Income before income taxes and minority interest            27,776       43,120         4,810       (27,390)        48,316

(Benefit from) provision for income taxes                           (3,442)      18,381         1,933            --         16,872
                                                                 ---------    ---------     ---------     ---------      ---------
        Income before minority interest                             31,218       24,739         2,877       (27,390)        31,444

Minority interest                                                       --           --           226            --            226
                                                                 ---------    ---------     ---------     ---------      ---------
        Net income                                               $  31,218    $  24,739     $   2,651     $ (27,390)     $  31,218
                                                                 =========    =========     =========     =========      =========





         The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          19
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                                              NON-
                                                                 PARENT      GUARANTOR     GUARANTOR
                                                                 COMPANY   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                             ------------  ------------  ------------   ------------  --------------
     Cash provided by operating activities                     $  27,388    $ 110,293    $   8,381      $ (53,193)    $  92,869
                                                               ---------    ---------    ---------      ---------     ---------

Investing activities:
  Capital expenditures                                               (51)        (867)        (269)            --        (1,187)
  Advances to equity investment                                   (7,844)          --           --             --        (7,844)
  Acquisition                                                         --      (84,353)          --             --       (84,353)
  Other items, net                                                  (406)      (1,041)         (85)            --        (1,532)
                                                               ---------    ---------    ---------      ---------     ---------
     Cash used for investing activities                           (8,301)     (86,261)        (354)            --       (94,916)
                                                               ---------    ---------    ---------      ---------     ---------

Financing activities:
  Net (decrease) increase in short-term borrowings                  (566)         309           --             --          (257)
  Parent company investment in subsidiaries                      (38,047)          --           --         38,047            --
  Proceeds from borrowings                                        60,000           --           --             --        60,000
  Payment of dividends                                                --      (11,585)          --         11,585            --
  Payments on long-term debt                                     (38,913)      (3,822)          --             --       (42,735)
  Net parent settlements                                              --           --          330           (330)           --
  Payments to acquire treasury stock                             (12,730)          --           --             --       (12,730)
  Proceeds from issuance of treasury stock                           430           --           --             --           430
                                                               ---------    ---------    ---------      ---------     ---------
     Cash (used for) provided by financing activities            (29,826)     (15,098)         330         49,302         4,708
                                                               ---------    ---------    ---------      ---------     ---------

Effect of exchange rate changes on cash and cash equivalents      (3,654)        (604)      (1,175)         3,891        (1,542)
Net (decrease) increase in cash and cash equivalents             (14,393)       8,330        7,182             --         1,119
Cash and cash equivalents, beginning of period                    26,699       11,191        6,611             --        44,501
                                                               ---------    ---------    ---------      ---------     ---------
Cash and cash equivalents, end of period                       $  12,306    $  19,521    $  13,793      $      --     $  45,620
                                                               =========    =========    =========      =========     =========

        The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          20
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS JULY 29, 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                               NON-
                                                                    PARENT    GUARANTOR     GUARANTOR
                                                                    COMPANY  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                   --------  ------------  ------------  ------------  ------------
     Cash provided by (used for) operating activities              $ 54,914    $ 12,104    $  1,079       $(28,527)     $ 39,570
                                                                   --------    --------    --------       --------      --------

Investing activities:
  Capital expenditures                                                 (235)       (744)       (335)            --        (1,314)
  Advances to equity investment                                      (4,800)         --          --             --        (4,800)
  Other items, net                                                   (2,143)       (740)         44             --        (2,839)
                                                                   --------    --------    --------       --------      --------
     Cash (used for) provided by investing activities                (7,178)     (1,484)       (291)            --        (8,953)
                                                                   --------    --------    --------       --------      --------

Financing activities:
  Net increase (decrease) in short-term borrowings                      196      (1,396)         --             --        (1,200)
  Parent company investment in subsidiaries                         (25,208)         --          --         25,208            --
  Proceeds from borrowings                                               --          --          --             --            --
  Payment of dividends                                                   --          --      (1,603)         1,603            --
  Payments on long-term debt                                         (6,625)       (435)         --             --        (7,060)
  Deferred financing costs                                             (165)         --          --             --          (165)
  Net Parent (settlements) advances                                   2,177          --       1,217         (1,223)        2,171
                                                                   --------    --------    --------       --------      --------
     Cash (used for) provided by financing activities               (29,625)     (1,831)       (386)        25,588        (6,254)
                                                                   --------    --------    --------       --------      --------

Effect of exchange rate changes on cash and cash equivalents         (2,903)     (1,686)       (873)         2,939        (2,523)
Net increase (decrease) in cash and cash equivalents                 15,208       7,103        (471)            --        21,840
Cash and cash equivalents, beginning of year                          3,880      21,847       8,719             --        34,446
                                                                   --------    --------    --------       --------      --------
Cash and cash equivalents, end of year                             $ 19,088    $ 28,950    $  8,248       $     --      $ 56,286
                                                                   ========    ========    ========       ========      ========

        The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          21
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED JULY 29, 2000

In the opinion of management the comparison of the three months ended June 30, 2001 to the three months ended July 29, 2000 most closely reflects the Company's performance.

Revenues for the quarter increased 57.5% or $59.3 million, to $162.3 million. Of the $59.3 million increase, $31.3 million was attributable to domestic Company-owned classroom meeting fees, $20.1 million from product sales, $5.7 million from foreign Company-owned classroom meeting fees, $1.6 million from licensing, publications, and other royalties, and $0.6 million from franchise revenues.

Domestic Company-owned classroom meeting fee revenues were $70.0 million for the three months ended June 30, 2001, an increase of $31.3 million from $38.7 million for the three months ended July 29, 2000. The Weighco acquisition accounted for $18.0 million of the total increase. Foreign Company-owned classroom meeting fee revenues were $38.7 million for the three months ended June 30, 2001, an increase of $5.7 million from $33.0 million for the three months ended July 29, 2000. The increase in domestic and foreign Company-owned classroom meeting fees was the result of increased member attendance, offset by negative exchange rate variances.

Product revenues were $42.9 million for the three months ended June 30, 2001, an increase of $20.1 million from $22.8 million for the three months ended July 29, 2000. The increase in product revenues was primarily the result of increased member attendance and the Company's strategy to focus sales efforts on core classroom products.

Domestic and international franchise revenues were $7.6 million for the three months ended June 30, 2001, an increase of $0.6 million from $7.0 million for the three months ended July 29, 2000. Domestic and international franchise revenues excluding Weighco increased 33.3% for the three months ended June 30, 2001. This increase was primarily the result of an increase in member attendance, offset by negative exchange rate variances.

Gross profit margins for the quarter increased to 55.8% from 53.1% in the prior period. The increase in gross profit margins was due to higher margins generated by product sales, improved operating efficiencies, and an increase in attendance per meeting.

Marketing expenses were $13.5 million for the three months ended June 30, 2001, an increase of $6.8 million or 101.7% from $6.7 million for the three months ended July 29, 2000. The increase in marketing was primarily the result of additional advertising to promote the new program innovations and timing differences related to the Company's shift in fiscal calendars.

Selling, general and administrative expenses were $17.9 million for the three months ended June 30, 2001, an increase of $6.4 million from $11.5 million for the three months ended July 29, 2000. As a percentage of revenue, selling, general and administrative costs decreased from 11.1% for the three months ended July 29, 2000 to 11.0% for the three months ended June 30, 2001.

As a result of the above, operating income was $59.3 million for the three months ended June 30, 2001, an increase of $22.7 million or 61.9% from $36.6 million for the three months ended July 29, 2000. The Weighco acquisition accounted for $9.2 million of the total increase in operating income.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          22
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED
JULY 29, 2000

In the opinion of management the comparison of the six months ended June 30, 2001 to the six months ended July 29, 2000 most closely reflects the Company's performance.

Revenues for the six months increased 41.7% or $98.3 million, to $334.3 million. Of the $98.3 million increase, $51.5 million was attributable to domestic Company-owned classroom meeting fees, $35.7 million from product sales, $7.7 million from foreign Company-owned classroom meeting fees, $2.6 million from licensing, publications, and other royalties, and $0.8 million from franchise revenues.

Domestic Company-owned classroom meeting fee revenues were $134.2 million for the six months ended June 30, 2001, an increase of $51.5 million from $82.7 million for the six months ended July 29, 2000. The Weighco acquisition accounted for $32.8 million of the total increase. Foreign Company-owned classroom meeting fee revenues were $85.9 million for the six months ended June 30, 2001, an increase of $7.7 million from $78.2 million for the six months ended July 29, 2000. The increase in domestic and foreign Company-owned classroom meeting fees was the result of increased member attendance, the roll-out of new program innovations and price increases in select markets offset by negative exchange rate variances.

Product revenues were $92.7 million for the six months ended June 30, 2001, an increase of $35.7 million from $57.0 million for the six months ended July 29, 2000. The increase in product revenues was primarily the result of increased member attendance and the Company's strategy to focus sales efforts on core classroom products.

Domestic and international franchise revenues were $15.9 million for the six months ended June 30, 2001, an increase of $0.8 million from $15.1 million for the six months ended July 29, 2000. Domestic and international franchise revenues excluding Weighco increased 24.2% for the six months ended June 30, 2001. This increase was primarily the result of an increase in member attendance and product sales, offset by negative exchange rate variances.

Gross profit margins for the six months increased to 55.4% from 52.9% in the prior period. The increase in gross profit margins was due to price increases in selected markets, improved operating efficiencies, higher margins generated by product sales and an increase in attendance per meeting.

Marketing expenses were $40.6 million for the six months ended June 30, 2001, an increase of $15.3 million or 60.4% from $25.3 million for the six months ended July 29, 2000. The increase in marketing was primarily the result of additional advertising to promote the new program innovations and timing differences related to the Company's shift in fiscal calendars.

Selling, general and administrative expenses were $35.5 million for the six months ended June 30, 2001, an increase of $6.8 million from $28.7 million for the six months ended July 29, 2000. As a percentage of revenue, selling, general and administrative costs decreased from 12.2% for the six months ended July 29, 2000 to 10.6% for the six months ended June 30, 2001.

As a result of the above, operating income was $109.1 million for the six months ended June 30, 2001, an increase of $38.4 million or 54.2% from $70.7 million for the six months ended July 29, 2000. The Weighco acquisition accounted for $16.2 million of the total increase in operating income.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          23
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2001, the Company's primary source of funds to meet working capital needs was cash from operations. Cash and cash equivalents increased $1.1 million during the six months ended June 30, 2001. Cash flows provided by operating and financing activities of $92.9 million and $4.7 million, respectively, funded net cash flows used for investing activities of $94.9 million.

On January 16, 2001, the Company acquired franchised territories and certain business assets, including inventory and property and equipment, of Weighco for $83.8 million. The acquisition was financed with available cash of $23.8 million and additional borrowings of $60.0 million. On April 30, 2001, Heinz exercised its option to sell 670,000 shares for $12.7 million, which was funded with cash from operations. During the quarter, in addition to the scheduled debt payments, the Company paid down $10 million on the Term loans from cash generated through operations.

Capital spending has averaged approximately $2.7 million annually over the last three years and has consisted primarily of leasehold improvements for meeting locations and administrative offices, computer equipment for field staff and call centers, and Year 2000 upgrades. Capital expenditures for the six months ended June 30, 2001 was $1.2 million.

The Company is significantly leveraged. As of June 30, 2001, there was outstanding $478.7 million in aggregate indebtedness, with approximately $45.0 million of additional borrowing capacity available under the revolving credit facility. As a result of the Transaction, the Company's liquidity requirements are significantly increased primarily due to increased debt service obligations.

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

-       risks associated with the relative success of marketing and advertising;

- risks associated with the continued attractiveness of the Company's diets;

- competition, including price competition and competition with self-help weight loss and medical programs; and

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          24
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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          25
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

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

Based on the overall interest rate exposure on the Company's fixed rate borrowings at June 30, 2001, a 10% change in market interest rates would have less than a 5% impact on the fair value of the Company's long-term debt.

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

The Company maintains foreign currency forward contracts denominated in the euro and pounds sterling to more properly align the underlying sources of cash flow with debt servicing requirements. At June 30, 2001, the Company had long-term foreign currency forward contracts receivable with notional amounts of USD 44.0 million and EUR 76.0 million offset by foreign currency forward contracts payable with notional amounts of GBP 59.2 million and USD 21.9 million.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          26
PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM  1.  LEGAL PROCEEDINGS
      Nothing to report under this item.

ITEM  2.  CHANGES IN SECURITIES
      Nothing to report under this item.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES
      Nothing to report under this item.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
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


        EXHIBIT INDEX

        10.1 Amended and Restated Note dated October 1, 2000, by WeightWatchers.com, Inc. to Weight Watchers International, Inc.

        10.2 Warrant Agreement, dated as of May 3, 2001, between WeightWatchers.com, Inc. and Weight Watchers International, Inc.

        10.3 Warrant Certificate WeightWatchers.com, Inc., No. 3, dated May 3, 2001.

        10.4 Put/Call Agreement dated April 18, 2001 between Weight Watchers International, Inc. and H.J. Heinz Company.

        (b)     Reports on Form 8-K

                On May 3, 2001, the Company filed Form 8-K to report under Item 5, the Put/Call Agreement dated April 18, 2001 with Heinz relating to the common stock of the Company owned by Heinz.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES                          27
PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  August 14, 2001
                             By: /s/ LINDA HUETT
                             -------------------------------------
                             Linda Huett
                             President and Director
                             (Principal Executive Officer)

Date:  August 14, 2001
                             By:  /s/ THOMAS S. KIRITSIS
                             -------------------------------------
                             Thomas S. Kiritsis
                             Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)