Form 10-Q
period 2001-09-29
WEIGHT WATCHERS INTERNATIONAL INC
filed 2001-10-31
CIK 105319

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

Commission File no      000-03389

WEIGHT WATCHERS INTERNATIONAL INC.

(Exact name of Registrant as specified in its charter)

Virginia	11-6040273

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

175 Crossways Park West, Woodbury, New York 11797-2055

(Address of principal executive offices)      (Zip code)

Registrant’s telephone number, including area code:	(516) 390-1400

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X            No

The number of common shares outstanding as of October 31, 2001 was 22,401,500.

PART I — FINANCIAL INFORMATION

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

Part I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets as of September 29, 2001 and as of December 30, 2000	2

Unaudited Consolidated Statements of Operations for the three months ended September 29, 2001 and October 28, 2000	3

Unaudited Consolidated Statements of Operations for the nine months ended September 29, 2001 and October 28, 2000	4

Unaudited Consolidated Statements of Changes in Shareholders’ Deficit, Parent Company Investment and Comprehensive Income for the nine months ended September 29, 2001, for the eight month period ended December 30, 2000, and for the fiscal year ended April 29, 2000	5

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 29, 2001 and October 28, 2000	6

Notes to Unaudited Consolidated Financial Statements	7 – 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 – 25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Part II. OTHER INFORMATION	27 – 28

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters To a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	2
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 29,	December 30,
	2001	2000
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$37,904	$44,501

Receivables, net	17,103	14,678

Notes receivable, current	2	2,106

Inventories	19,131	15,044

Prepaid expenses, other	14,004	17,111

TOTAL CURRENT ASSETS	88,144	93,440

Property and equipment, net	9,650	8,145

Notes and other receivables, noncurrent	325	5,601

Goodwill, net	237,102	150,901

Trademarks and other intangible assets, net	6,851	6,648

Deferred income taxes	67,207	67,207

Deferred financing costs, other	14,170	14,275

TOTAL ASSETS	$423,449	$346,217

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

Portion of long-term debt due within one year	$16,157	$14,120

Accounts payable	7,966	11,989

Accrued liabilities	67,066	47,636

Income taxes	15,529	3,660

Deferred revenue	16,645	5,836

TOTAL CURRENT LIABILITIES	123,363	83,241

Long-term debt	464,629	456,530

Deferred income taxes	3,070	3,107

Other	822	121

TOTAL LONG-TERM DEBT AND OTHER LIABILITIES	468,521	459,758

Redeemable preferred stock	25,621	25,996

Shareholders’ deficit

Common stock, $0 par; 100,000 shares authorized; issued 23,800 shares at September 29, 2001 and December 30, 2000; outstanding 22,402 shares at September 29, 2001 and 23,800 shares at December 30, 2000	—	—

Treasury stock, at cost, 1,398 shares at September 29, 2001	(26,572)	—

Accumulated deficit	(152,232)	(216,507)

Accumulated other comprehensive loss	(15,252)	(6,271)

TOTAL SHAREHOLDERS’ DEFICIT	(194,056)	(222,778)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT	$423,449	$346,217

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	3
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended

	September 29,	October 28,
	2000	2001
	(Unaudited)

Revenues, net	$144,064	$107,582

Cost of revenues	65,949	56,057

Gross profit	78,115	51,525

Marketing expenses	10,914	11,829

Selling, general and administrative expenses	16,222	12,048

Operating income	50,979	27,648

Interest expense, net	14,643	13,844

Other expenses (income), net	10,077	(168)

Income before income taxes and minority interest	26,259	13,972

Provision for income taxes	10,133	3,050

Income before minority interest	16,126	10,922

Minority interest	8	14

Net income	$16,118	$10,908

Preferred stock dividends	375	375

Net income available to common shareholders	$15,743	$10,533

Net income per share:

Basic	$0.69	$0.44

Diluted	$0.68	$0.44

Weighted average common shares outstanding:

Basic	22,815	23,800

Diluted	23,156	23,834

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	4
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended

	September 29,	October 28,
	2001	2000
	(Unaudited)

Revenues, net	$478,340	$343,517

Cost of revenues	215,093	167,215

Gross profit	263,247	176,302

Marketing expenses	51,483	37,119

Selling, general and administrative expenses	51,703	40,795

Operating income	160,061	98,388

Interest expense, net	42,011	42,862

Other expenses (income), net	13,948	(6,762)

Income before income taxes and minority interest	104,102	62,288

Provision for income taxes	38,590	19,922

Income before minority interest	65,512	42,366

Minority interest	78	240

Net income	$65,434	$42,126

Preferred stock dividends	1,125	1,125

Net income available to common shareholders	$64,309	$41,001

Net income per share:

Basic	$2.76	$1.72

Diluted	$2.72	$1.72

Weighted average common shares outstanding:

Basic	23,327	23,800

Diluted	23,678	23,810

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	5
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT,
PARENT COMPANY INVESTMENT AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other		Parent
					Paid In	Comprehensive	Accumulated	Company’s
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Investment	Total

Balance at April 24, 1999	58,748							$248,948	$248,948

Net Parent settlements								(252,883)	(252,883)

Recapitalization and settlement of Parent Company investment	(34,948)				$(72,100)	$(12,764)	$(268,547)	3,935	(349,476)

Deferred tax asset					72,100				72,100

Comprehensive Income:

Net income							37,759		37,759

Translation adjustment						10,311			10,311

Total Comprehensive Income									48,070

Preferred stock dividend							(875)		(875)

Balance at April 29, 2000	23,800	—	—	—	—	(2,453)	(231,663)	—	(234,116)

Elimination of foreign subsidiaries one month reporting lag effective April 30, 2000							1,137		1,137

Comprehensive income:

Net Income							15,019		15,019

Translation adjustment						(3,818)			(3,818)

Total Comprehensive Income									11,201

Preferred stock dividend							(1,000)		(1,000)

Balance at December 30, 2000	23,800	—	—	—	—	(6,271)	(216,507)	—	(222,778)

Comprehensive Income:

Net Income							65,434		65,434

Translation adjustment						(2,904)			(2,904)

Change in fair value of derivatives accounted for as hedges						(6,077)			(6,077)

Total Comprehensive Income									56,453

Preferred Stock Dividend							(1,125)		(1,125)

Purchase of Treasury Stock			1,428	$(27,132)	—		—		(27,132)

Sale of Treasury Stock			(30)	560	—		(34)		526

Balance at September 29, 2001	23,800	$—	1,398	$(26,572)	$—	$(15,252)	$(152,232)	$—	$(194,056)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	6
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended

	September 29,	October 28,
	2001	2000
	(Unaudited)

Cash provided by operating activities	$120,234	$50,093

Investing activities:

Capital expenditures	(1,865)	(2,223)

Advances to equity investment	(9,044)	(8,500)

Acquisitions	(97,853)	(2,400)

Other items, net	(1,896)	(2,595)

Cash used for investing activities	(110,658)	(15,718)

Financing activities:

Net (decrease) increase in short-term borrowings	(622)	4,893

Proceeds from borrowings	60,000	—

Payment of dividends	(1,500)	(879)

Payments of long-term debt	(46,774)	(10,590)

Deferred financing costs	—	(165)

Net Parent advances	—	2,078

Purchase of treasury stock	(27,132)	—

Proceeds from issuance of treasury stock	525	—

Cash used for financing activities	(15,503)	(4,663)

Effect of exchange rate changes on cash and cash equivalents	(670)	(4,703)

Net (decrease) increase in cash and cash equivalents	(6,597)	25,009

Cash and cash equivalents, beginning of period	44,501	34,446

Cash and cash equivalents, end of period	$37,904	$59,455

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	7
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	General

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and Subsidiaries (the “Company”). The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on management’s best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation. This report should be read in conjunction with the Company’s Form 10K for the eight months ended December 30, 2000.

2.	Change in Fiscal Year

The Company changed its fiscal year end from the last Saturday of April, to the Saturday closest to December 31st effective with the eight months commencing April 30, 2000.

In the prior periods, in order to facilitate timely reporting, certain foreign subsidiaries ended their fiscal period one month prior to the Company’s fiscal period with no material impact on the consolidated financial statements. Effective April 30, 2000, the one month lag has been eliminated.

3.	Acquisitions

On September 4, 2001, the Company completed the acquisition of Weight Watchers of Oregon, Inc., for an aggregate purchase price of $13,500. Substantially all of the purchase price in excess of the net assets acquired was recorded as goodwill. The results of operations are included in the financial statements from the date of acquisition. The acquisition has been accounted for based on Statements of Financial Accounting Standards No. 141 and 142, “Business Combinations” (“SFAS 141”) and “Goodwill and Other Intangible Assets” (“SFAS 142”), respectively. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method of accounting. SFAS 142 supercedes APB Opinion 17, “Intangible Assets”, and requires goodwill and other intangible assets that have an indefinite useful life to no longer be amortized; however, these assets must be reviewed at least annually for impairment. The Company will adopt SFAS 142 on December 30, 2001 for all business combinations completed prior to July 1, 2001. Management has not yet determined the impact of adoption on the financial position and results of operations of the Company.

On January 16, 2001, the Company completed the acquisition of Weight Watchers’ franchised territories and certain business assets of Weighco Enterprises, Inc., Weighco of Northwest, Inc., and Weighco of Southwest, Inc. (“Weighco”), for an aggregate purchase price of $83,800 plus acquisition costs of approximately $600. The acquisition was financed through additional borrowings of $60,000 obtained pursuant to the Company’s Amended and Restated Credit Agreement, dated January 16, 2001, and cash from operations.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the financial statements from the date of the acquisition.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	8
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Assets acquired include inventory ($1,158) and property and equipment ($1,801). The excess of investment over the net book value of assets acquired at the date of acquisition resulted in goodwill of $81,394.

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

	Pro Forma
	Three Months Ended	Nine Months Ended

	October 28,	October 28,
	2000	2000

Revenue	$120,563	$382,059

Net income	$11,524	$44,472

Per share information:

Basic and diluted earnings per share	$0.47	$1.82

4.	Recapitalization

On September 29, 1999, the Company entered into a recapitalization and stock purchase agreement (the “Transaction”) with its former parent, H.J. Heinz Company (“Heinz”). In connection with the Transaction, the Company effectuated a stock split of 58,747.6 shares for each share outstanding. The Company then redeemed 34,948 shares of common stock from Heinz for $349,500. The number of shares of the Company’s common stock that was authorized and outstanding prior to the Transaction has been adjusted to reflect the stock split. The $349,500 consisted of $324,500 of cash and $25,000 of the Company’s redeemable Series A Preferred Stock. After the redemption, Artal Luxembourgh S.A. purchased 94% of the Company’s remaining common stock from Heinz for $223,700. The recapitalization and stock purchase was financed through borrowings under credit facilities amounting to approximately $237,000 and the issuance of Senior Subordinated Notes amounting to $255,000, due 2009. The balance of the borrowings was utilized to refinance debt incurred prior to the Transaction relating to the transfer of ownership and acquisition of the minority interest in the Weight Watchers businesses that operate in Australia and New Zealand. The acquisition of the minority interest resulted in approximately $15,900 of goodwill. In connection with the Transaction, the Company incurred approximately $8,300 in transaction costs and $15,900 in deferred financing costs. For U.S. Federal and State tax purposes, the Transaction is being treated as a taxable sale under Section 338(h)(10) of the Internal Revenue Code of 1986 as amended. As a result, for tax purposes, the Company recorded a step-up in the tax basis of net assets. For financial reporting purposes, a valuation allowance of approximately $72,100 was established against the corresponding deferred tax asset of $144,200. Management concluded, more

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	9
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

likely than not, that the valuation allowance would not be utilized to reduce future tax payments. The Company will continue to monitor the need to maintain the valuation allowance in future periods.

5.	Earnings Per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS includes the weighted average number of common shares outstanding and the effect of common stock equivalents. The following table sets forth the computation of basic and diluted EPS.

	Three Months Ended		Nine Months Ended

	September 29,	October 28,	September 29,	October 28,
	2001	2000	2001	2000
Numerator:

Net income	$16,118	$10,908	$65,434	$42,126

Preferred stock dividends	375	375	1,125	1,125

Numerator for basic EPS-income available to common shareholders	$15,743	$10,533	$64,309	$41,001

Numerator for diluted EPS-income available to common shareholders	$15,743	$10,533	$64,309	$41,001

Denominator:

Denominator for basic EPS-weighted-average shares	22,815	23,800	23,327	23,800

Effect of dilutive securities:

Stock options	341	34	351	10

Denominator for diluted EPS-adjusted weighted-average shares	23,156	23,834	23,678	23,810

EPS:

Basic EPS	$0.69	$0.44	$2.76	$1.72

Diluted EPS	$0.68	$0.44	$2.72	$1.72

6.	Treasury Stock

On April 18, 2001, the Company entered into a Put/Call Agreement with Heinz, pursuant to which Heinz acquired the right and option to sell during the period ending on or before May 15, 2002, and the Company acquired the right and option to purchase after that date and on or before August 15, 2002, 1,428 shares of the common stock of the Company owned by Heinz. During the nine months ended September 29, 2001, Heinz has sold all of its shares to the Company at fair value for an aggregate purchase price of $27,132, which was funded with cash from operations.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	10
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.	Comprehensive Income

Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in fair value of derivative instruments.

Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended

	September 29,	October 28,	September 29,	October 28,
	2001	2000	2001	2000
Net income	$16,118	$10,908	$65,434	$42,126

Foreign currency translation adjustment	950	(5,060)	(2,904)	(8,035)

Change in fair value of derivatives

Cumulative effect of the adoption of SFAS 133	—	—	(5,086)	—

Current period changes in fair value of derivatives	(511)	—	(991)	—

Comprehensive income	$16,557	$5,848	$56,453	$34,091

8.	Long-Term Debt

In connection with the Transaction, the Company entered into a credit facility (“Credit Facility”) with The Bank of Nova Scotia, Credit Suisse First Boston and certain other lenders providing (i) a $75,000 term loan A facility (“Term Loan A”), (ii) a $75,000 term loan B facility (“Term Loan B”), (iii) an $87,000 transferable loan certificate (“TLC”) and (iv) a revolving credit facility with borrowings up to $30,000 (“Revolving Credit Facility”). The Credit Facility was amended and restated on January 16, 2001 to provide for an additional $50,000 in borrowings in connection with the acquisition of Weighco (see Note 3) as follows: (i) Term Loan A was increased by $15,000, (ii) the Revolving Credit Facility was increased by $15,000 to $45,000 and (iii) a new $20,000 term loan D facility (“Term Loan D”). Borrowings under the Credit Facility are paid quarterly and initially bear interest at a rate equal to LIBOR plus (a) in the case of Term Loan A and the Revolving Credit Facility, 3.25% or, at the Company’s option, the alternate base rate, as defined, plus 2.25%, (b) in the case of Term Loan B and the TLC, 4.00% or, at the Company’s option, the alternate base rate plus 3.00% and (c) in the case of Term Loan D, 3.25% or, at the Company’s option, the alternate base rate plus 2.25%. At September 29, 2001, the interest rates were 5.46% for Term Loan A, 7.58% for Term Loan B, 7.58% for the TLC and 6.98% for Term Loan D. All assets of the Company collateralize the Credit Facility.

In addition, as part of the Transaction, the Company issued $150,000 USD denominated and 100,000 EUR denominated principal amount of 13% Senior Subordinated Notes due 2009 (the “Notes”) to qualified institutional buyers. At September 29, 2001, the 100,000 EUR notes translated into $91,150 USD denominated equivalent. The impact of the change in foreign exchange rates related to euro denominated debt are reflected in the income statement. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year, commencing April 1, 2000. The Company uses interest rate swaps and foreign currency forward contracts in association with its debt. The Notes are uncollateralized senior subordinated obligations of the Company, subordinated

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	11
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

in right of payment to all existing and future senior indebtedness of the Company, including the Credit Facility. The notes are guaranteed by certain subsidiaries of the Company.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability to dispose of assets, incur additional indebtedness, or engage in certain transactions with affiliates and otherwise restrict the Company’s corporate activities. In addition, under the Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios.

9.	Derivative Instruments and Hedging Activities

Effective December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 133”). These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or accumulated other comprehensive loss, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive loss will be included in earnings in the periods in which earnings are affected by the hedged item. As of December 31, 2000, the adoption of these new standards resulted in an adjustment of $5,086 to accumulated other comprehensive loss.

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

As of September 29, 2001, losses of $991 for qualifying hedges, were reported as a component of accumulated other comprehensive loss. For the nine months ended September 29, 2001, the ineffective portion of changes in fair values of cash flow hedges was not material. In addition, fair value adjustments for non-qualifying hedges resulted in a reduction of net income of $1,200 for the nine months ended September 29, 2001. The Company does not anticipate any reclassification to earnings from accumulated other comprehensive loss within the next twelve months.

10.	WeightWatchers.com Note and Warrant Agreements

On October 1, 2000, the Company amended its loan agreement with WeightWatchers.com, increasing the aggregate principal amount from $10,000 to $23,500. On that date, the unpaid principal and accumulated interest was rolled over into the new loan. The Company further amended the agreement on May 3, 2001 and on September 10, 2001, increasing the aggregate amount to $28,500 and $34,500, respectively. The principal amount may be advanced at any time or from time to time prior to July 31, 2003. The note bears interest at 13% per year, beginning on January 1, 2002, which interest shall be paid semi-annually starting on March 31, 2002. All principal outstanding under this note will be payable in six semi-annual installments, starting on March 31, 2004. The note may be prepaid at any time in whole or in part, without penalty. During the three month and nine month

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	12
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

period ended September 29, 2001, the Company advanced WeightWatchers.com $1,200 and $9,044, respectively, pursuant to the note, which were classified in other expenses, net. As of September 29, 2001, $26,200 of principal was outstanding under this note.

Under warrant agreements dated November 24, 1999, October 1, 2000, May 3, 2001, and September 10, 2001, the Company has received warrants to purchase an additional 6,395 shares of WeightWatchers.com’s common stock in connection with the loans that the Company has made to WeightWatchers.com under the note described above. These warrants will expire from November 24, 2009 to September 10, 2011 and may be exercised at a price of $7.14 per share of WeightWatchers.com’s common stock until their expiration. The exercise price and the number of shares of WeightWatchers.com’s common stock available for purchase upon exercise of the warrants may be adjusted from time to time upon the occurrence of certain events.

11.	Legal

The Company is not a party to any material pending legal proceedings. The Company has had and continues to have disputes with the Company’s franchisees regarding, among other things, operations and revenue sharing, including the interpretation of franchise territories as they relate to the internet and mail-order products. In addition, due to the nature of its activities, the Company is, at times, subject to pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters will not have a material effect on the consolidated results of operations, cash flows or financial position of the Company.

12.	Income Taxes

As a result of the Transaction, the Company has provided for a valuation allowance for its deferred tax assets. The determination of the net deferred tax assets deemed realizable was based on available historical evidence, and estimates of future taxable income. This amount may be subject to adjustment based on changes to those factors in future periods.

The primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate are the valuation allowance and state income taxes. The effective tax rate for the three month and nine month period ended September 29, 2001 were 38.6% and 37.1%, respectively.

13.	Subsequent Events

On October 29, 2001, the Company’s Board of Directors declared a 4.70536-for-one stock split to be effective concurrent with the effective date of the registration statement filed by the Company in connection with its initial public offering. In addition, the Company’s Articles of Incorporation will be amended to authorize the issuance of up to one billion shares of common stock, no par value, upon filing of the registration statement.

Accordingly, earnings per share amounts, after giving retroactive effect to the stock split, are presented below for all of the per share amounts disclosed in the financial statements and the notes to the financial statements:

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	13
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended

	September 29,	October 28,	September 29,	October 28,
	2001	2000	2001	2000
Net income per common share (unaudited):

Proforma:

Basic	$0.15	$0.09	$0.59	$0.37

Diluted	$0.14	$0.09	$0.58	$0.37

Proforma (giving effect to the Weighco acquisition):

Basic	$0.15	$0.10	$0.59	$0.39

Diluted	$0.14	$0.10	$0.58	$0.39

14.	Guarantor Subsidiaries

The Company’s payment obligations under the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by the following wholly-owned subsidiaries: 58 WW Food Corp.; Waist Watchers, Inc.; Weight Watchers Camps, Inc.; W.W. Camps and Spas, Inc.; Weight Watchers Direct, Inc.; W/W Twentyfirst Corporation; W.W. Weight Reduction Services, Inc.; W.W.I. European Services Ltd.; W.W. Inventory Service Corp.; Weight Watchers North America, Inc.; Weight Watchers UK Holdings Ltd.; Weight Watchers International Holdings Ltd.; Weight Watchers (U.K.) Limited; Weight Watchers (Exercise) Ltd.; Weight Watchers (Accessories & Publication) Ltd.; Weight Watchers (Food Products) Limited; Weight Watchers New Zealand Limited; Weight Watchers International Pty Limited; Fortuity Pty Ltd.; and Gutbusters Pty Ltd. (collectively, the “Guarantor Subsidiaries”). The obligations of each Guarantor Subsidiary under its guarantee of the Notes are subordinated to such subsidiary’s obligations under its guarantee of the new senior credit facility.

Presented below is condensed consolidating financial information for Weight Watchers International, Inc. (“Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (primarily companies incorporated in European countries other than the United Kingdom). In the Company’s opinion, separate financial statements and other disclosures concerning each of the Guarantor Subsidiaries would not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

Investments in subsidiaries are accounted for by the Parent Company on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent Company’s investments in subsidiaries’ accounts. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	14
SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 29, 2001
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$15,457	$11,522	$10,925	$—	$37,904

Receivables, net	5,108	9,456	2,539	—	17,103

Notes receivable, current	—	—	2	—	2

Inventories	—	15,179	3,952	—	19,131

Prepaid expenses, other	553	11,902	1,549	—	14,004

Intercompany (payables) receivables	(1,272)	(8,088)	9,360	—	—

TOTAL CURRENT ASSETS	19,846	39,971	28,327	—	88,144

Investment in consolidated subsidiaries	230,672	—	—	(230,672)	—

Property and equipment, net	1,116	7,408	1,126	—	9,650

Notes and other receivables, noncurrent	325	—	—	—	325

Goodwill, net	27,168	209,256	678	—	237,102

Trademarks and other intangible assets, net	909	5,929	13	—	6,851

Deferred income taxes	(44,713)	111,920	—	—	67,207

Deferred financing costs, other	13,348	(560)	1,382	—	14,170

TOTAL ASSETS	$248,671	$373,924	$31,526	$(230,672)	$423,449

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES

Portion of long-term debt due within one year	$15,321	$836	$—	$—	$16,157

Accounts payable	214	5,014	2,738	—	7,966

Accrued liabilities	30,973	28,708	7,385	—	67,066

Income taxes	(15,031)	27,874	2,686	—	15,529

Deferred revenue	—	15,660	985	—	16,645

TOTAL CURRENT LIABILITIES	31,477	78,092	13,794	—	123,363

Long-term debt	383,148	81,481	—	—	464,629

Deferred income taxes	2,481	—	589	—	3,070

Other	—	700	122	—	822

TOTAL LONG-TERM DEBT AND OTHER LIABILITIES	385,629	82,181	711	—	468,521

Redeemable preferred stock	25,621	—	—	—	25,621

Shareholders’ (deficit) equity	(194,056)	213,651	17,021	(230,672)	(194,056)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ (DEFICIT) EQUITY	$248,671	$373,924	$31,526	$(230,672)	$423,449

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	15
SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$26,699	$11,191	$6,611	$—	$44,501

Receivables, net	7,390	5,941	1,347	—	14,678

Notes receivable, current	2,104	—	2	—	2,106

Inventories	—	11,867	3,177	—	15,044

Prepaid expenses, other	9,171	5,611	2,329	—	17,111

Intercompany (payables) receivables	(10,921)	3,147	7,774	—	—

TOTAL CURRENT ASSETS	34,443	37,757	21,240	—	93,440

Investment in consolidated subsidiaries	175,876	—	—	(175,876)	—

Property and equipment, net	1,272	5,679	1,194	—	8,145

Notes and other receivables, noncurrent	5,601	—	—	—	5,601

Goodwill, net	28,367	121,814	720	—	150,901

Trademarks and other intangible assets, net	1,876	4,761	11	—	6,648

Deferred income taxes	(44,713)	111,920	—	—	67,207

Deferred financing costs, other	13,676	271	328	—	14,275

TOTAL ASSETS	$216,398	$282,202	$23,493	$(175,876)	$346,217

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES

Portion of long-term debt due within one year	$13,250	$870	$—	$—	$14,120

Accounts payable	932	8,379	2,678	—	11,989

Accrued liabilities	23,787	17,151	6,698	—	47,636

Income taxes	1,677	(414)	2,397	—	3,660

Deferred revenue	—	4,843	993	—	5,836

TOTAL CURRENT LIABILITIES	39,646	30,829	12,766	—	83,241

Long-term debt	371,053	85,477	—	—	456,530

Deferred income taxes	2,481	—	626	—	3,107

Other	—	—	121	—	121

TOTAL LONG-TERM DEBT AND OTHER LIABILITIES	373,534	85,477	747	—	459,758

Redeemable preferred stock	25,996	—	—	—	25,996

Shareholders’ (deficit) equity	(222,778)	165,896	9,980	(175,876)	(222,778)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ (DEFICIT) EQUITY	$216,398	$282,202	$23,493	$(175,876)	346,217

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	16
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2001
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues, net	$675	$123,072	$20,317	$—	$144,064

Cost of revenues	112	54,446	11,391	—	65,949

Gross profit	563	68,626	8,926	—	78,115

Marketing expenses	—	9,064	1,850	—	10,914

Selling, general and administrative expenses	4,838	8,949	2,435	—	16,222

Operating (loss) income	(4,275)	50,613	4,641	—	50,979

Interest expense (income), net	10,925	3,911	(193)	—	14,643

Other expenses, net	8,575	1,497	5	—	10,077

Equity in income of consolidated subsidiaries	26,212	—	—	(26,212)	—

Franchise commission income (loss)	11,492	(10,395)	(1,097)	—	—

Income before income taxes and minority interest	13,929	34,810	3,732	(26,212)	26,259

(Benefit from) provision for income taxes	(2,189)	11,792	530	—	10,133

Income before minority interest	16,118	23,018	3,202	(26,212)	16,126

Minority interest	—	—	8	—	8

Net income	$16,118	$23,018	$3,194	$(26,212)	$16,118

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	17
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 28, 2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues, net	$8,187	$77,682	$21,713	$—	$107,582

Cost of revenues	4,174	39,492	12,391	—	56,057

Gross profit	4,013	38,190	9,322	—	51,525

Marketing expenses	1,328	7,669	2,832	—	11,829

Selling, general and administrative expenses	5,074	4,855	2,119	—	12,048

Operating (loss) income	(2,389)	25,666	4,371	—	27,648

Interest expense (income), net	9,137	4,745	(38)	—	13,844

Other (income) expenses, net	(628)	451	9	—	(168)

Equity in income of consolidated subsidiaries	20,145	—	—	(20,145)	—

Franchise commission income (loss)	3,101	(2,285)	(816)	—	—

Income before income taxes and minority interest	12,348	18,185	3,584	(20,145)	13,972

Provision for income taxes	1,440	87	1,523	—	3,050

Income before minority interest	10,908	18,098	2,061	(20,145)	10,922

Minority interest	—	—	14	—	14

Net income	$10,908	$18,098	$2,047	$(20,145)	$10,908

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	18
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues, net	$3,505	$400,426	$74,409	$—	$478,340

Cost of revenues	675	174,329	40,089	—	215,093

Gross profit	2,830	226,097	34,320	—	263,247

Marketing expenses	—	42,833	8,650	—	51,483

Selling, general and administrative expenses	14,507	29,878	7,318	—	51,703

Operating (loss) income	(11,677)	153,386	18,352	—	160,061

Interest expense (income), net	29,844	12,720	(553)	—	42,011

Other expenses, net	9,753	4,174	21	—	13,948

Equity in income of consolidated subsidiaries	79,405	—	—	(79,405)	—

Franchise commission income (loss)	37,828	(33,352)	(4,476)	—	—

Income before income taxes and minority interest	65,959	103,140	14,408	(79,405)	104,102

Provision for income taxes	525	33,643	4,422	—	38,590

Income before minority interest	65,434	69,497	9,986	(79,405)	65,512

Minority interest	—	—	78	—	78

Net income	$65,434	$69,497	$9,908	$(79,405)	$65,434

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	19
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 28, 2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues, net	$25,836	$261,398	$56,283	$—	$343,517

Cost of revenues	6,549	127,449	33,217	—	167,215

Gross profit	19,287	133,949	23,066	—	176,302

Marketing expenses	3,231	27,700	6,188	—	37,119

Selling, general and administrative expenses	20,097	14,907	5,791	—	40,795

Operating (loss) income	(4,041)	91,342	11,087	—	98,388

Interest expense (income), net	30,328	12,659	(125)	—	42,862

Other (income) expenses, net	(6,757)	(33)	28	—	(6,762)

Equity in income of consolidated subsidiaries	47,535	—	—	(47,535)	—

Franchise commission income (loss)	20,201	(17,411)	(2,790)	—	—

Income before income taxes and minority interest	40,124	61,305	8,394	(47,535)	62,288

(Benefit from) provision for income taxes	(2,002)	18,468	3,456	—	19,922

Income before minority interest	42,126	42,837	4,938	(47,535)	42,366

Minority interest	—	—	240	—	240

Net income	$42,126	$42,837	$4,698	$(47,535)	$42,126

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	20
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by operating activities	$67,521	$124,702	$7,416	$(79,405)	$120,234

Investing activities:

Capital expenditures	(80)	(1,359)	(426)	—	(1,865)

Advances to equity investment	(9,044)	—	—	—	(9,044)

Acquisition	—	(97,853)	—	—	(97,853)

Other items, net	(576)	(1,240)	(80)	—	(1,896)

Cash used for investing activities	(9,700)	(100,452)	(506)	—	(110,658)

Financing activities:

Net decrease in short-term borrowings	(566)	(56)	—	—	(622)

Parent company investment in subsidiaries	(54,796)	—	—	54,796	—

Proceeds from borrowings	60,000	—	—	—	60,000

Payment of dividends	(1,500)	(19,396)	(3,258)	22,654	(1,500)

Payments on long-term debt	(42,744)	(4,030)	—	—	(46,774)

Net parent advances	—	—	986	(986)	—

Purchase of treasury stock	(27,132)	—	—	—	(27,132)

Proceeds from issuance of treasury stock	525	—	—	—	525

Cash used for financing activities	(66,213)	(23,482)	(2,272)	76,464	(15,503)

Effect of exchange rate changes on cash and cash equivalents	(2,850)	(437)	(324)	2,941	(670)

Net (decrease) increase in cash and cash equivalents	(11,242)	331	4,314	—	(6,597)

Cash and cash equivalents, beginning of period	26,699	11,191	6,611	—	44,501

Cash and cash equivalents, end of period	$15,457	$11,522	$10,925	$—	$37,904

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	21
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 28, 2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash provided by operating activities	$77,713	$12,478	$8,574	$(48,672)	$50,093

Investing activities:

Capital expenditures	(430)	(1,259)	(534)	—	(2,223)

Advances to equity investment	(8,500)	—	—	—	(8,500)

Acquisition of minority interest	(2,400)	—	—	—	(2,400)

Other items, net	(2,003)	(681)	89	—	(2,595)

Cash used for investing activities	(13,333)	(1,940)	(445)	—	(15,718)

Financing activities:

Net increase in short-term borrowings	394	4,499	—	—	4,893

Parent company investment in subsidiaries	(36,099)	—	—	36,099	—

Payment of dividends	(879)	(4,355)	(1,603)	5,958	(879)

Payments on long-term debt	(9,937)	(653)	—	—	(10,590)

Deferred financing costs	(165)	—	—	—	(165)

Net Parent advances	2,084	—	1,378	(1,384)	2,078

Cash used for financing activities	(44,602)	(509)	(225)	40,673	(4,663)

Effect of exchange rate changes on cash and cash equivalents	(7,962)	(3,267)	(1,473)	7,999	(4,703)

Net increase in cash and cash equivalents	11,816	6,762	6,431	—	25,009

Cash and cash equivalents, beginning of year	3,880	21,847	8,719	—	34,446

Cash and cash equivalents, end of year	$15,696	$28,609	$15,150	$—	$59,455

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	22
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Comparison of the three months ended September 29, 2001 to the three months ended October 28, 2000

The comparison of the three months ended October 28, 2000, is, in the opinion of management, the available period most comparable to the three months ended September 29, 2001.

Net revenues were $144.1 million for the three months ended September 29, 2001, an increase of $36.5 million or 33.9% from $107.6 million for the three months ended October 28, 2000. Of the $36.5 million increase, $27.7 million was attributable to domestic company-owned classroom meeting fees, and $9.9 million to total product sales. These increases were offset by decreases of $0.4 million from international company-owned classroom meeting fees, $0.4 million from franchise royalties, and $0.3 million from royalties from licensing, publications and other. Pro forma for the acquisition of Weighco, net revenues for the three months ended October 28, 2000, were $120.6 million.

Domestic company-owned classroom meeting fees were $64.4 million for the three months ended September 29, 2001, an increase of 75.5% from $36.7 million for the three months ended October 28, 2000. Domestic company-owned classroom meeting fees increased due to growth in member attendance and benefited from the inclusion of Weighco in the current three month period. International company-owned classroom meeting fees were $34.0 million for the three months ended September 29, 2001, a decrease of 1.2% from $34.4 million for the three months ended October 28, 2000. The decrease in international company-owned meeting fees was the result of the timing differences related to the shift in fiscal calendars as well as negative exchange rate variances.

Product sales were $37.3 million for the three months ended September 29, 2001, an increase of 36.1% from $27.4 million for the three months ended October 28, 2000. Domestic and international company-owned product sales were $22.0 million and $15.3 million, respectively. The increase in product sales was primarily the result of increased member attendance and the Company’s strategy to focus sales efforts on core classroom products, which has increased average product sales per attendance.

Franchise royalties were $6.8 million for the three months ended September 29, 2001, a decrease of 5.6% from $7.2 million for the three months ended October 28, 2000. For the three months ended September 29, 2001, domestic and international franchise royalties were $5.7 million and $1.1 million, respectively. Pro forma for the Weighco acquisition, franchise royalties increased 18.8% for the three months ended September 29, 2001. This increase was primarily the result of increased member attendance in our franchise operations.

Royalties from licensing, publications and other were $1.6 million for the three months ended September 29, 2001, a decrease of 15.8% from $1.9 million for the three months ended October 28, 2000. The decrease in royalties from licensing, publications and other was the result of one fewer issue of the Company's magazine in the current period versus last year.

Cost of revenues were $65.9 million for the three months ended September 29, 2001, an increase of 17.5% from $56.1 million for the three months ended October 28, 2000. Gross profit margins were 54.2% for the three months ended September 29, 2001, compared to 47.9% for the three months ended October 28, 2000. The increase in margin was in part due to a $3.8 million non-recurring expense related to the elimination of a profit sharing agreement with certain franchisees in last year’s quarter. Excluding this charge, the gross profit margin in last year’s quarter was 51.5%. The remaining increase in margin reflects increases in attendance, price increases and cost control initiatives.

Marketing expenses were $10.9 million for the three months ended September 29, 2001, a decrease of 7.6% from $11.8 million for the three months ended October 28, 2000. The decrease in marketing was primarily the result of timing differences related to the Company’s

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	23
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

shift in fiscal calendars. As a percentage of net revenues, marketing expenses decreased from 11.0% for the three months ended October 28, 2000, to 7.6% for the three months ended September 29, 2001.

Selling, general and administrative expenses were $16.2 million for the three months ended September 29, 2001, an increase of 35.0% from $12.0 million for the three months ended October 28, 2000. This increase was partly the result of higher year over year bonus accruals as well as an increase in other professional fees incurred. As a percentage of net revenues, selling, general and administrative expenses remained relatively constant from 11.2% for the three months ended October 28, 2000, to 11.3% for the three months ended September 29, 2001.

As a result of the above, operating income was $51.0 million for the three months ended September 29, 2001, an increase of 84.1% from $27.7 million for the three months ended October 28, 2000. Pro forma for the acquisition of Weighco, operating income for the three months ended October 28, 2000, was $31.2 million. On a pro forma basis, operating income for the Company increased by 63.5% for the three months ended September 29, 2001.

Comparison of the nine months ended September 29, 2001 to the nine months ended October 28, 2000

The comparison of the nine months ended October 28, 2000, is, in the opinion of management, the available period most comparable to the nine months ended September 29, 2001.

Net revenues were $478.3 million for the nine months ended September 29, 2001, an increase of $134.8 million or 39.2% from $343.5 million for the nine months ended October 28, 2000. Of the $134.8 million increase, $79.2 million was attributable to domestic company-owned classroom meeting fees, $7.3 million from international company-owned classroom meeting fees, $0.3 million from franchise royalties, $45.6 million from product sales and $2.4 million from royalties from licensing, publications and other. Pro forma for the acquisition of Weighco, net revenues for the nine months ended October 28, 2000, were $382.1 million.

Domestic company-owned classroom meeting fees were $198.6 million for the nine months ended September 29, 2001, an increase of 66.3% from $119.4 million for the nine months ended October 28, 2000. International company-owned classroom meeting fees were $119.9 million for the nine months ended September 29, 2001, an increase of 6.5% from $112.6 million for the nine months ended October 28, 2000. Domestic company-owned meeting fees benefited from the inclusion of Weighco in the current nine month period. Additionally, the increase in domestic and international company-owned meeting fees was the result of increased member attendance and the roll-out of new program innovations and price increases in select markets, offset by negative exchange rate variances.

Product sales were $130.0 million for the nine months ended September 29, 2001, an increase of 54.0% from $84.4 million for the nine months ended October 28, 2000. International and domestic company-owned product sales were $55.3 million and $74.7 million, respectively. The increase in product sales was primarily the result of increased member attendance and the Company’s strategy to focus sales efforts on core classroom products, which has increased average product sales per attendance.

Franchise royalties were $22.4 million for the nine months ended September 29, 2001, an increase of 1.4% from $22.1 million for the nine months ended October 28, 2000. For the nine months ended September 29, 2001, domestic and international franchise royalties were $18.5 million and $3.9 million, respectively. Pro forma for the Weighco acquisition, franchise royalties increased 22.1% for the nine months ended September 29, 2001. This increase was primarily the result of increased member attendance, offset by negative exchange rate variances.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	24
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Royalties from licensing, publications and other were $7.4 million for the nine months ended September 29, 2001, an increase of 48.0% from $5.0 million for the nine months ended October 28, 2000. This increase was driven by an increase in advertising revenue from the Company's magazine and an increase in licensing royalties.

Cost of revenues were $215.1 million for the nine months ended September 29, 2001, an increase of 28.6% from $167.2 million for the nine months ended October 28, 2000. Gross profit margins were 55.0% for the nine months ended September 29, 2001, compared to 51.3% for the nine months ended October 28, 2000. The increase in margin was in part due to a $3.8 million non-recurring expense related to the elimination of a profit sharing agreement with certain franchisees in last year’s nine month period. Excluding this charge, the gross profit margin in the prior year was 52.4%. The remaining increase in margin reflects increases in attendance, price increases and cost control initiatives.

Marketing expenses were $51.5 million for the nine months ended September 29, 2001, an increase of 38.8% from $37.1 million for the nine months ended October 28, 2000. The increase in marketing was primarily the result of additional advertising to promote the new program innovations and timing differences related to the Company’s shift in fiscal calendars. As a percentage of net revenues, marketing expenses remained constant at 10.8% for the nine months ended September 29, 2001 and the nine months ended October 28, 2000.

Selling, general and administrative expenses were $51.7 million for the nine months ended September 29, 2001, an increase of 26.7% from $40.8 million for the nine months ended October 28, 2000. As a percentage of net revenues, selling, general and administrative costs decreased from 11.9% for the nine months ended October 28, 2000, to 10.8% for the nine months ended September 29, 2001.

As a result of the above, operating income was $160.1 million for the nine months ended September 29, 2001, an increase of 62.7% from $98.4 million for the nine months ended October 28, 2000. Pro forma for the acquisition of Weighco, operating income for the nine months ended October 28, 2000, was $109.3 million. On a pro forma basis, operating income for the Company increased by 46.5% for the nine months ended September 29, 2001.

Liquidity and Capital Resources

During the nine months ended September 29, 2001, the Company’s primary source of funds to meet working capital needs was cash from operations. Cash and cash equivalents decreased $6.6 million during the nine months ended September 29, 2001. For the nine months ended September 29, 2001, cash flows provided by operating activities of $120.2 million were used primarily for investing activities. Cash flows used for investing activities of $110.7 million were attributable to $84.4 million and $13.5 million in cash paid in connection with the Weighco and Oregon acquisition, respectively, the loans of $9.0 million made to WeightWatchers.com and capital expenditures of $1.9 million. Net cash flows provided by financing activities of $15.5 million consisted of proceeds from borrowings under the Company's senior credit facility of $60.0 million, offset by the payment of dividends on the Company’s preferred stock of $1.5 million, repayments of principal on the Company's outstanding senior credit facilities of $46.8 million and the repurchase of 1.4 million shares of the Company's common stock held by Heinz for $27.1 million.

Capital spending has averaged approximately $2.7 million annually over the last three years which has consisted primarily of leasehold improvements for meeting locations and administrative offices, computer equipment for field staff and call centers, and Year 2000 upgrades. Capital expenditures for the nine months ended September 29, 2001 were $1.9 million.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	25
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company is significantly leveraged. As of September 29, 2001, there was outstanding $480.8 million in aggregate indebtedness with approximately $45.0 million of additional borrowing capacity available under the revolving credit facility. As a result of the Transaction, the Company’s liquidity requirements are significantly increased primarily due to increased debt service obligations.

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

Forward-Looking Statements

The information contained in this report, other than historical information, includes forward-looking statements including, in particular, the statements about plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this report identify forward-looking statements. These forward-looking statements are based on current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	risks associated with the Company’s ability to meet the Company’s debt obligations;

•	risks associated with the relative success of marketing and advertising;

•	risks associated with the continued attractiveness of the Company’s diets;

•	competition, including price competition and competition with self-help weight loss and medical programs; and

•	adverse results in litigation and regulatory matters, the adoption of adverse legislation or regulations, more aggressive enforcement of existing legislation or regulations or a change in the interpretation of existing legislation or regulations.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	26
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on the overall interest rate exposure on the Company’s fixed rate borrowings at September 29, 2001, a 10% change in market interest rates would have less than a 5% impact on the fair value of the Company’s long-term debt.

Other than intercompany transactions between its domestic and foreign entities and the portion of the notes which are denominated in euro dollars, the Company generally does not have significant transactions that are denominated in a currency other than the functional currency applicable to each entity.

Fluctuations in currency exchange rates may also impact its stockholders’ deficit. The assets and liabilities of its non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the reporting period. The resulting translation adjustments are recorded in stockholders’ deficit as accumulated other comprehensive income (loss). In addition, fluctuations in the value of the euro will cause the U.S. dollar translated amounts to change in comparison to prior periods and may impact interest expense. Furthermore, the Company translates the outstanding euro notes at the end of each period into U.S. dollars, and the resulting change will be reflected in the income statement of the corresponding period.

Each of its subsidiaries derives revenues and incurs expenses primarily within a single country, and consequently, does not generally incur currency risks in connection with the conduct of normal business operations.

The Company maintains foreign currency forward contracts denominated in the euro and pounds sterling to more properly align the underlying sources of cash flow with debt servicing requirements. At September 29, 2001, the Company had long-term foreign currency forward contracts receivable with notional amounts of USD 44.0 million and EUR 76.0 million offset by foreign currency forward contracts payable with notional amounts of GBP 59.2 million and USD 21.9 million.

The Company’s ability to fund capital investment requirements, interest, principal and dividend payment obligations and working capital requirements and to comply with all of the financial covenants under its debt agreements depends on the Company’s future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	27
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES

         Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Nothing to report under this item.

ITEM 5. OTHER INFORMATION

         This report contains forward-looking statements regarding the Company’s future performance. These forward-looking statements are based on management’s views and assumptions, and involve unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statement. These include, but are not limited to, sales, earnings and volume growth, competitive conditions, production costs, currency valuations, global economic and industry conditions, and the other factors described in “Forward-Looking Statements” in the Company’s Form 10-K for the eight month period ended December 30, 2000, as updated from time to time by the Company in its subsequent filings with the SEC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits required to be furnished by Item 601 of Regulation S-K are filed as part hereof. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulations S-K.

         EXHIBIT INDEX

10.1	Second Amended and Restated Note, dated as of September 10, 2001, by WeightWatchers.com, Inc. to Weight Watchers International, Inc. (Incorporated by reference to Exhibit 10.24 of Weight Watchers International, Inc.’s Amendment No. 1 to Form S-1 Registration Statement No. 333-69362).

10.2	Warrant Agreement, dated as of September 10, 2001, between WeightWatchers.com, Inc. and Weight Watchers International, Inc. (Incorporated by reference to Exhibit 10.29 of Weight Watchers International, Inc.’s Amendment No. 1 to Form S-1 Registration Statement No. 333-69362).

10.3	Warrant Certificate of WeightWatchers.com, Inc., No. 4, dated as of September 10, 2001. (Incorporated by reference to Exhibit 10.30 of Weight Watchers International, Inc.’s Amendment No. 1 to Form S-1 Registration Statement No. 333-69362).

         (b)  Reports on Form 8-K

None.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES	28
PART II – OTHER INFORMATION

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 31, 2001

By: /s/ LINDA HUETT

Linda Huett

President, Chief Executive Officer and Director

(Principal Executive Officer)

Date: October 31, 2001

By: /s/ THOMAS S. KIRITSIS

Thomas S. Kiritsis

Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)