Form 10-K405
period 2001-12-29
WEIGHT WATCHERS INTERNATIONAL INC
filed 2002-03-27
CIK 105319

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001.
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO 000-03389

                            ------------------------

                      WEIGHT WATCHERS INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

           VIRGINIA                 11-6040273
 (State or other jurisdiction    (I.R.S. Employer
              of                Identification No.)
incorporation or organization)

    175 CROSSWAYS PARK WEST, WOODBURY, NEW YORK
                    11797-2055
          (Address of principal executive
         offices)              (Zip code)

    Registrant's telephone number, including area code:      (516) 390-1400

          Securities registered pursuant to Section 12 (b) of the Act:

      TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------  -----------------------------------------
  Common Stock, no par value              New York Stock Exchange
Preferred Stock Purchase Rights           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  ____None____
                                               (Title of class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value, as determined by the average bid and ask price on the New York Stock Exchange, of the voting stock held by non-affiliates (shareholders holding less than 5% of the outstanding Common Stock, excluding directors and officers), as of January 31, 2002 was $887,393,414.

    The number of common shares outstanding as of January 31, 2002 was 105,600,658. Documents incorporated by reference: ______None______

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Weight Watchers International, Inc. (herein, together with its subsidiaries unless the context otherwise requires, generally referred to as the "Company") was incorporated in Virginia in 1974, as a successor to a business founded in 1963.

    The Company is a leading global branded consumer company and the world's leading provider of weight-loss services, operating in 30 countries around the world. The Company's programs help people lose weight and maintain their weight loss and, as a result, improve their health, enhance their lifestyles and build self-confidence. At the core of the Company's business are weekly meetings, which promote weight loss through education and group support in conjunction with a flexible, healthy diet. Each week, more than one million members attend approximately 39,000 Weight Watchers meetings, which are run by over 14,000 classroom leaders.

    The Company conducts its business through a combination of company-owned and franchise operations, with company-owned operations accounting for approximately 65% of total worldwide attendance in the fiscal year ended December 29, 2001. In the 1960's the Company pursued an aggressive franchising strategy with respect to its classroom operations to rapidly grow its geographic presence and build market share. The Company believes that its early franchising strategy was very effective in establishing its brand as the world's leading weight-loss program.

    The following schedule sets forth the Company's revenues by category for the fiscal year ended December 29, 2001, the eight months ended December 30, 2000, and the fiscal years ended April 29, 2000 and April 24, 1999.

                                REVENUE SOURCES
                                 (in millions)

                                             FISCAL YEAR    EIGHT MONTHS    FISCAL YEARS ENDED
                                                ENDED          ENDED       ---------------------
                                             DECEMBER 29,   DECEMBER 30,   APRIL 29,   APRIL 24,
                                                 2001           2000         2000        1999
                                             ------------   ------------   ---------   ---------
North America Meeting Fees.................     $262.5         $ 96.8       $130.8      $122.3
International Meeting Fees.................      153.2           87.3        152.7       143.9
Product Sales..............................      170.4           66.4         84.2        57.3
Domestic Franchise Commissions.............       23.3           14.9         21.3        19.1
Foreign Franchise Commissions..............        5.0            2.8          4.5         4.1
Other......................................        9.5            5.0          6.1        17.9
                                                ------         ------       ------      ------
  Total Sales..............................     $623.9         $273.2       $399.6      $364.6
                                                ======         ======       ======      ======

    On January 16, 2001, the Company acquired the franchised territories and certain business assets of Weighco Enterprises, Inc., Weighco of Northwest, Inc. and Weighco of Southwest, Inc. ("Weighco") for $83.8 million. The pro forma financial information for the acquisition of Weighco, for the fiscal year ended December 29, 2001 shows that the Company's revenues grew more than 28% over the comparable period in the prior year. The pro forma financial information assumes the acquisition of Weighco occurred at the beginning of the earliest period presented.

    The following table sets forth the Company's worldwide attendance for the fiscal year ended December 29, 2001, the eight months ended December 30, 2000 and the fiscal years ended April 29, 2000 and April 24, 1999.

                     ATTENDANCE IN COMPANY-OWNED OPERATIONS
                                 (in millions)

                                                                             FISCAL YEARS
                                          FISCAL YEAR    EIGHT MONTHS            ENDED
                                             ENDED          ENDED       -----------------------
                                          DECEMBER 29,   DECEMBER 30,   APRIL 29,    APRIL 24,
                                              2001           2000          2000         1999
                                           (52 WEEKS)     (35 WEEKS)    (53 WEEKS)   (52 WEEKS)
                                          ------------   ------------   ----------   ----------
North America...........................      23.5            8.9          13.2         10.9
United Kingdom..........................      11.6            7.0          10.6          9.8
Continental Europe......................       8.7            4.6           6.1          5.7
Other International.....................       3.2            1.9           3.3          3.4
                                              ----           ----          ----         ----
  Total.................................      47.0           22.4          33.2         29.8
                                              ====           ====          ====         ====

    The Company's worldwide attendance has grown by 57.7% in its company-owned operations from 29.8 million in the fiscal year ended April 24, 1999 to
47.0 million in the fiscal year ended December 29, 2001. The acquisition of Weighco contributed to this attendance growth.

    The Company is engaged principally in one line of business, weight control. Financial information of the Company in each of its geographic areas is provided in Note 16 of the notes to the consolidated financial statements.

    Throughout its history, the Company has based its program on four core elements: group support, behavior modification, diet and exercise. The group support system remains the cornerstone of the Company's classes. Members provide each other support by sharing their experiences and their encouragement and empathy with other people enduring similar weight-loss challenges. This group support provides the reassurance that no one must overcome their weight-loss challenges alone. The Company facilitates this support through interactive meetings that encourage learning through group activities and discussions.

    Behavior modification and education on eating habits have also always been key elements of the Company's program. The Company uses motivation, education and support to help members manage their weight and to change their habits. Discussions on topics such as staying motivated, how to avoid overeating and managing stress offer members valuable insight on how to stay on the Company's program while dealing with the realities of everyday life. The Company's U.S. members also currently learn "Tools for Living," a program of eight fundamental goal setting and motivational principles. In addition, the Company's U.S. members currently receive a booklet titled "Managing Your Weight From the Inside Out" that teaches members how to develop a positive mind-set about weight control, new approaches to problem solving and specific ideas for handling some of the most common weight-loss issues. The Company's international members learn similar principles and receive similar publications.

    The Company's diets allow members to eat regular meals instead of pre-packaged meals. By giving members the freedom to choose what they eat, the Company's diets are flexible and adjusted to modern lifestyles. In order to keep the Company's diets at the forefront of weight-loss science, each is designed in consultation with doctors and other scientific advisors. The Company continually strives to improve its diets by periodically testing, then introducing, new features.

    The Company's current diets feature the POINTS system, which assigns each food a POINTS value based on its nutritional content. Members are given a daily POINTS goal to use on whatever combination of food they prefer so long as the total does not exceed the goal. While no food is forbidden, the Company's POINTS-based diets encourage members to eat a wide variety of foods in amounts that promote healthy weight loss. The Company's diets help members choose foods that are low in fat, high in complex carbohydrates and moderate in protein. The Company customizes its diets from country to country in order to suit local tastes, as well as package labeling differences between countries. The Company's current U.S. diet, WINNING POINTS, allows members to carry back or carry forward unused POINTS and thus gives members the flexibility to participate in special occasions and special meals. The Company's current U.K. diet is branded PURE POINTS, and the Company's current diet in Continental Europe is marketed as THE POINTS PLAN.

    The final key element of the program is exercise. Exercise is an important component of weight loss and the Company's overall program to lose weight. The Company's classroom leaders emphasize the importance of exercise to weight loss and in leading a healthy, balanced lifestyle. In addition, the Company's WINNING POINTS diet promotes exercise by granting members additional POINTS for their diet based on the type and amount of exercise in which they engage. The Company's U.S. members currently receive "The Weight Watchers Activity Guide," which is designed to promote exercise and activity outside of the classroom. This exercise guide is consistent with the recommendations for physical activity outlined by both the Center for Disease Control and Prevention and the American College of Sports Medicine. International members receive similar information.

    The Company presents its program in a series of weekly classes of approximately one hour in duration. Classes are conveniently scheduled throughout the day. Typically, the Company holds classes in either meeting rooms rented from civic or religious organizations or in leased locations.

    In the Company's classes, the leaders present the Company's program, which combines group support and education about healthy eating patterns, behavior modification and physical activity with the Company's scientifically developed diet. The Company's more than 14,000 classroom leaders run meetings and educate members on the process of successful and sustained weight loss. The Company's leaders also provide inspiration and motivation for members and represent examples of the program's effectiveness because they have lost weight and maintained their weight loss on the Company's program.

    Classes typically begin with registration and a confidential weigh-in to track each member's progress. Leaders are trained to engage the members at the weigh-in to talk about their weight control efforts during the previous week and to provide encouragement and advice. Part of the class is educational, where the leader uses personal anecdotes, games or open questions to demonstrate some of the Company's core weight-loss strategies, such as self-belief and discipline. For the remainder of the class, the leader focuses on a variety of topics pre-selected by the Company, such as seasonal weight-loss topics, achievements people have made in the prior week and celebrating and applauding successes. Members who have reached their weight goal are singled out for their accomplishment. Discussions can range from dealing with a holiday office party to making time to exercise. The leader encourages substantial class participation and discusses the support of products and materials as appropriate. At the end of the class, new members are given special instruction about the Company's current diet.

    The Company's leaders help set a member's weight goal within a healthy range by using a body mass index. When members reach their weight goal and maintain it for six weeks, they achieve lifetime member status, which gives them the privilege to attend the Company's meetings free of charge as long as they maintain their weight within a certain range. Successful members also become eligible to apply for positions as classroom leaders.

    The Company's AT WORK program addresses the weight-loss needs of working people by holding classes at their place of employment. AT WORK is particularly popular in the United States as employees, and increasingly employers, are receptive to the Company's classes in the work place. In many cases, employers subsidize employee participation and typically provide meeting space without charge.

    The Company has developed additional delivery methods for people who, either through circumstance or personal preference, do not attend the Company's classes. For example, the Company has developed program cookbooks and an AT HOME self-help product that provide information on the Company's diet and guidance on weight loss, as well as CD-ROM versions of the Company's diet for the United Kingdom, Continental Europe and Australia.

COMPANY OWNED OPERATIONS

    The Company's North America operations consist of approximately 2,500 meeting locations that generated $262.5 million in meeting fee revenue for the fiscal year ended December 29, 2001. North America attendance was 23.5 million in the fiscal year ended December 29, 2001.

    International operations consist of approximately 8,900 meeting locations in 15 countries outside the United States that generated $153.2 million in meeting fee revenue for the fiscal year ended December 29, 2001. International attendance was 23.5 million for the fiscal year ended December 29, 2001.

PRODUCT SALES

    The Company sells a range of proprietary products, including snack bars, books, CD-ROMS and POINTS calculators, that are consistent with the Company's brand image. The Company sells its products primarily through its classroom operations and to its franchisees. In 2001, sales of the Company's proprietary products represented 27% of the Company's revenues. The Company has grown product sales per attendance by focusing on a core group of products that complement the Weight Watchers program.

FRANCHISE OPERATIONS

    The Company's franchised operations represented approximately 35% of total worldwide attendance for the fiscal year ended December 29, 2001. The Company estimates that in fiscal 2001, these franchised operations attracted attendance of over 25 million. Franchisees typically pay the Company a fee equal to 10% of their meeting fee revenues.

    The Company's franchisees are responsible for operating classes in their territory using the program the Company has developed. The Company provides a central support system for the program and the Company's brand. The Company also produces and sells program and marketing materials to the franchisees. Franchisees also purchase products from the Company at wholesale prices for resale directly to members. Franchisees are obligated to adhere strictly to the Company's program content guidelines, with the freedom to control pricing, meeting locations, operational structure and local promotions. Franchisees provide local operational expertise, advertising and public relations. Franchisees are required to keep accurate records that the Company audits on a periodic basis. Most franchise agreements are perpetual and can be terminated only upon a material breach or bankruptcy of the franchisee.

LICENSING

    As a highly recognized global brand, WEIGHT WATCHERS is a powerful marketing tool for the Company and for third parties. The Company currently licenses the WEIGHT WATCHERS brand in certain categories of food, books and other products.

    During the period that the Company's former parent, H.J. Heinz Company ("Heinz") owned the Company, it developed a number of food product lines under the WEIGHT WATCHERS brand, with hundreds of millions of dollars of retail sales, mostly in the United States and in the United Kingdom. Heinz, however, did not actively license the WEIGHT WATCHERS brand to other food companies. Heinz has retained a perpetual royalty-free license to continue using the Company's brand in its core food categories. In addition, Heinz still continues to receive royalty payments of over $4 million per year from an existing portfolio of third-party licenses for various food products outside of Heinz's core categories. After 2004, these royalty payments will be payable to the Company, although the Company has the right to acquire them sooner.

MARKETING AND PROMOTION

    An important source of new members is through word-of-mouth generated by the Company's current and former members. Over its 40-year operating history, the Company has created a powerful referral network of loyal members. These referrals, combined with the Company's strong brand and the effectiveness of its program, enable the Company to efficiently attract new and returning members.

    The Company's advertising enhances the Company's brand image and awareness and motivates both former members and potential new members to join the Company's program. The Company's advertising schedule supports the three key enrollment-generating diet seasons of the year: winter, spring and fall. The Company allocates its media advertising on a market-by-market basis, as well as by media vehicle (television, radio, magazines and newspapers), taking into account the target market and the effectiveness of the medium. Direct mail is also a critical element of the Company's marketing because it targets potential returning members. The Company maintains a database of current and former members, which the Company uses to focus its direct mailings. During 2001 the Company's NACO operations sent over thirteen million pieces of direct mail. Most of these mailings are timed to coincide with the start of the diet seasons. Direct Mail generally consists of special offers encouraging former members to re-enroll and related advertisements.

    The Company's most popular payment structure is a "pay-as-you-go" arrangement. Typically, a new member pays an initial registration fee and then a weekly fee for each class attended, although free registration is often offered as a promotion. The Company also offers discounted prepayment options.

    The focus of the Company's public relations efforts is through its current and former members who have successfully lost weight on the Company's program. Classroom leaders and successful members engage in local promotions, information presentations and charity events to promote Weight Watchers and demonstrate the program's efficacy.

    For many years the Company has also used celebrities to promote and endorse the program. Since 1997, the Company has retained Sarah Ferguson, the Duchess of York, to promote and endorse its program in North America. The Company also uses local celebrities to promote its program in other countries.

    WEIGHT WATCHERS MAGAZINE is an important branded marketing channel that is experiencing strong growth. The Company re-acquired the rights to publish the magazine in February 2000. Since its U.S. re-launch in March 2000, circulation has grown from zero to over 600,000 in December 2001, with a readership of over two million. In addition to generating revenues from subscription sales and advertising, WEIGHT WATCHERS MAGAZINE reinforces the value of the Company's brand and serves as an important marketing tool to non-members.

    The Company's affiliate and licensee, WeightWatchers.com, operates the WEIGHT WATCHERS website, which is an important global promotional channel for the Company's brand and businesses. The website contributes value to the Company's classroom business by promoting the Company's brand, advertising Weight Watchers classes and keeping members involved with the program outside the classroom through useful offerings, such as a meeting locator, low calorie recipes, weight-loss news articles, success stories and on-line forums.

    Under its agreement with WeightWatchers.com, the Company granted it an exclusive license to use the Company's trademarks, copyrights and domain names on the Internet in connection with its online weight-loss business. The license agreement provides the Company with control of how the Company's intellectual property is used. In particular, the Company has the right to approve WeightWatchers.com's e-commerce activities, strategies and operational plans, marketing programs, privacy policy and materials publicly displayed on the Internet.

COMPETITION

    The weight-loss market includes commercial weight-loss programs, self-help weight-loss products, Internet-based weight-loss products, dietary supplements, weight-loss services administered by doctors, nutritionists and dieticians, and weight-loss drugs. Competition among commercial weight-loss programs is largely based on program recognition and reputation and the effectiveness, safety and price of the program.

    In the United States, the Company competes with several other companies in the commercial weight-loss industry, including Jenny Craig, although the Company believes that the businesses are not comparable. For example, many of the Company's competitors' businesses are based on the sale of pre-packaged meals and meal replacements. The Company's classes use group support, education and behavior modification to help members change their eating habits, in conjunction with a flexible diet that allows the Company's members the freedom to choose what they eat.

    There are no significant group education-based competitors in any of the Company's major markets, except in the United Kingdom. Even there, the Company has a 50% market share and approximately twice the revenues of its largest competitor, Slimming World.

REGULATION

    A number of laws and regulations govern the Company's advertising, franchise operations and relations with consumers. The Federal Trade Commission ("FTC") and certain states regulate advertising, disclosures to consumers and franchisees and other consumer matters. The Company's customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices and these agencies may take action on their own initiative or on a referral from consumers or others.

    During the mid-1990s, the FTC filed complaints against a number of commercial weight-loss providers alleging violations of the Federal Trade Commission Act by the use and content of advertisements for weight-loss programs that featured testimonials, claims for program success and safety, and statements as to program costs to participants. In 1997, the Company entered into a consent order with the FTC settling all contested issues raised in the complaint filed against the Company. The consent order requires the Company to comply with certain procedures and disclosures in connection with the Company's advertisements of products and services but does not contain any admission of guilt nor require the Company to pay any civil penalties or damages.

    The Company's foreign operations and franchises are also generally subject to regulations of the applicable country regarding the offer and sale of franchises, the content of advertising and the promotion of diet products and programs. Future legislation or regulations, including legislation or regulations affecting the Company's marketing and advertising practices, relations with consumers or franchisees, or the Company's food products, could have an adverse impact on the Company.

EMPLOYEES AND SERVICE PROVIDERS

    As of December 29, 2001, the Company had approximately 34,400 employees and service providers, of which 13,300 were located in the United States, 13,200 were located in the United Kingdom, 3,500 were located in Continental Europe and 4,400 were located in Australia and New Zealand. One hundred twelve employees work full-time as management and support personnel in the

Company's Woodbury, New York offices, 235 employees work full-time as management and support personnel at four regional offices in its North America operations, and 542 employees work full-time as management and support personnel in its international operations. Within the Company's company-owned operations, approximately 9,300 service providers work part-time as leaders and approximately 24,300 work part-time as receptionists worldwide. None of the Company's service providers or employees is represented by a labor union. The Company considers its employee relations to be satisfactory.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

    Except for historical information contained herein, the matters discussed in this Annual Report on Form 10-K include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company's financial condition, results of operations, cash flows, dividends, financing plans and business strategies. These forward-looking statements are found at various places throughout this Annual Report, including, without limitation, the statements about the Company's plans, strategies and prospects under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business." The Company utilizes the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this Annual Report to identify forward-looking statements. The Company has based these forward-looking statements on the Company's current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

    - competition, including price competition and competition with self-help, medical and other weight-loss programs and products;

    - risks associated with the relative success of the Company's marketing and advertising;

    - risks associated with the continued attractiveness of the Company's programs;

    - risks associated with the Company's ability to meet its obligations related to the Company's outstanding indebtedness;

    - risks associated with general economic conditions; and

    - adverse results in litigation and regulatory matters, the adoption of adverse legislation or regulations, more aggressive enforcement of existing legislation or regulations or a change in the interpretation of existing legislation or regulations.

    You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" could cause the Company's results to differ materially from those expressed or suggested in any forward-looking statements. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

ITEM 2. PROPERTIES

    The Company is headquartered in Woodbury, New York in a leased office. Each of the four North America regions has a small regional office. The Woodbury, New York lease expires in 2005, the Paramus, New Jersey lease expires in 2007 and the New York, New York WEIGHT WATCHERS MAGAZINE lease expires in 2007. The Company guarantees the rental commitments for WeightWatchers.com's office facility. The Company's other North American office leases are short-term. The Company's operations in each country also have one head office.

    The Company typically holds its classes in third-party locations (typically meeting rooms in well-located civic or religious organizations) or space leased in retail centers (typically leased spaces in strip malls for short terms, generally less than five years). As of December 29, 2001, there were approximately 2,500 North America meeting locations, including approximately 2,000 third-party locations and 500 retail centers. In the United Kingdom, there were approximately 4,700 meeting locations, with approximately 97% in third-party locations. In Continental Europe, there were approximately 3,100 meeting locations, with approximately 96% in third-party locations. In Australia and New Zealand, there were approximately 1,100 meeting locations, with approximately 98% in third-party locations.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material pending legal proceedings. The Company has had and continues to have disputes with the Company's franchisees regarding, among other things, operations and revenue sharing, including the interpretation of franchise territories as they relate to new media. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on the Company's results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The holder of the majority of the common stock of the Company took action by written consent of the shareholders on April 3, 2001 to increase the number of shares available for grants under the 1999 Stock Purchase and Option Plan from 1,200,000 shares of authorized common stock of the Company (5,646,432 on a post-split basis) to 1,500,000 shares of authorized common stock of the Company (7,058,040 on a post-split basis.)

    The holder of the majority of the common stock of the Company took action by written consent of the shareholders on November 8, 2001 to (1) amend and restate the Company's Articles of Incorporation and Bylaws; (2) simultaneously with such amendment and restatement of the Company's Articles of Incorporation, each share of common stock, no par value, of the Company, then outstanding was converted to
4.70536 shares of common stock and (3) directors were placed in the respective classes designated and the directors placed in Class II and III were elected as follows: Class I (term expiring 2002) Raymond Debbane and Jonas M. Fajgenbaum; Class II (term expiring 2003) Sacha Lainovic and Christopher J. Sobecki; and Class III (term expiring 2004) Linda Huett.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The New York Stock Exchange (the "NYSE") is the principal market on which the Company's common stock is traded. The common stock was first traded on the NYSE on November 15, 2001 under the symbol "WTW", concurrent with the underwritten initial public offering of 17,400,000 shares of the Company's common stock at an initial price to the public of $24.00 per share. The underwriters exercised their option to purchase 2,610,000 additional shares of the Company's common stock to cover over-allotments. The Company did not receive any of the proceeds from the sale of shares of the Company's common stock pursuant to this initial public offering. Prior to this offering, there was no established public trading market for the Company's common stock. The following table sets forth, for the period indicated, the high and low sales prices per share for the Company's common stock as reported on the New York Stock Exchange consolidated tape (NYSE ticker symbol: "WTW").

FISCAL YEAR ENDED DECEMBER 29, 2001                             HIGH       LOW
-----------------------------------                           --------   --------
Fourth Quarter..............................................   $36.01     $28.25

HOLDERS

    The approximate number of holders of record of common stock as of January 31, 2002 was 81. This number does not include beneficial owners of the Company's securities held in the name of nominees.

DIVIDENDS

    No cash dividends were declared or paid on the Company's common stock in 2001. The Company currently intends to retain all available funds for use in its business, and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's existing debt instruments place limitations on the Company's ability to pay dividends. Any future determination as to the payment of dividends will be subject to such limitations, will be at the discretion of the board of directors and will depend on the results of operations, financial conditions, capital requirements and other factors deemed relevant by the board of directors.

ITEM 6. SELECTED FINANCIAL DATA

    The following schedule sets forth selected financial data of the Company and its subsidiaries for the fiscal year ended December 29, 2001, the eight months ended December 30, 2000 and the fiscal years ended April 29, 2000 and April 24, 1999.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                      EIGHT
                                                      MONTHS
                                    FISCAL YEAR       ENDED                    FISCAL YEARS ENDED
                                       ENDED       DECEMBER 30,   ---------------------------------------------
                                    DECEMBER 29,       2000       APRIL 29,   APRIL 24,   APRIL 25,   APRIL 26,
                                        2001        (35 WEEKS)      2000        1999        1998        1997
                                    ------------   ------------   ---------   ---------   ---------   ---------
Revenues, net.....................     $623.9         $273.2       $399.5      $364.6      $297.2      $292.8
Net income (loss).................     $147.3         $ 15.0       $ 37.8      $ 47.9      $ 23.8      $(24.0)
Working capital...................     $(24.1)        $ 10.2       $ (0.9)     $ 91.2      $ 65.8      $ 64.9
Total assets......................     $482.9         $346.2       $334.2      $371.4      $370.8      $373.0
Long-term obligations.............     $500.0         $496.7       $500.5      $ 16.7      $ 17.7      $ 71.6

Basic Net Income Per Share:
  Income before extraordinary
    item..........................     $ 1.37         $ 0.13       $ 0.20      $ 0.17      $ 0.09      $(0.09)
  Extraordinary item, net of
    taxes.........................      (0.03)            --           --          --          --          --
                                       ------         ------       ------      ------      ------      ------
      Net income..................     $ 1.34         $ 0.13       $ 0.20      $ 0.17      $ 0.09      $(0.09)
Diluted Net Income per Share:
Income before extraordinary
 item.............................     $ 1.34         $ 0.13       $ 0.20      $ 0.17      $ 0.09      $(0.09)
  Extraordinary item, net of
    taxes.........................      (0.03)            --           --          --          --          --
                                       ------         ------       ------      ------      ------      ------
      Net Income..................     $ 1.31         $ 0.13       $ 0.20      $ 0.17      $ 0.09      $(0.09)

ITEMS AFFECTING COMPARABILITY

    Several events occurred during the fiscal year ended December 29, 2001, the eight months ended December 30, 2000, and the fiscal years ended April 29, 2000 and April 24, 1999 that affect the comparability of the Company's financial statements. In order to understand the impact of these events and disclose underlying business trends, they are summarized as follows:

    REVERSAL OF TAX VALUATION ALLOWANCE. During the fourth quarter of fiscal 2001, the Company reversed the remaining tax valuation allowance set up in conjunction with the Transaction, as defined below in Recapitalization. At the time of the Transaction, the Company determined that it was more likely than not that a portion of the deferred tax asset would not be utilized. Therefore, a valuation allowance of approximately $72.1 million was established against the corresponding deferred tax asset. Based on the Company's performance since the Transaction, the Company determined that the valuation allowance is no longer required. Accordingly, the provision for taxes for the fiscal year ended December 29, 2001 included a one-time reversal (credit) of the remaining balance of the valuation allowance of $71.9 million.

    ACQUISITION OF WEIGHCO. On January 16, 2001, the Company acquired the franchised territories and certain business assets of Weighco for an aggregate purchase price of $83.8 million. The acquisition was financed through additional borrowings of $60.0 million and cash from operations. The acquisition has been accounted for as a purchase. Accordingly, Weighco's earnings have been included in the consolidated operating results of the Company since the date of acquisition.

    CHANGE IN FISCAL YEAR. Effective April 30, 2000, the Company changed its fiscal year end from the last Saturday in April to the Saturday closest to December 31 and eliminated a one month reporting lag for certain foreign subsidiaries. The results of operations for these foreign subsidiaries have been adjusted for the eight months ended December 30, 2000. The effect on the Company's net income for these subsidiaries for the period March 31, 2000 through April 29, 2000 was $1.1 million and was adjusted to the opening accumulated deficit at April 30, 2000.

    RECAPITALIZATION. On September 29, 1999, the Company entered into a recapitalization and stock purchase agreement (the "Transaction") with its former parent, Heinz. In connection with this transaction, the Company effectuated a stock split of 58.7 shares for each share outstanding. The Company then redeemed 164.4 million shares of common stock from Heinz for $349.5 million. The $349.5 million consisted of $324.5 million of cash and $25.0 million of the Company's redeemable Series A Preferred Stock. After redemption, Artal Luxembourg S.A. purchased 94% of the Company's remaining common stock from Heinz for $223.7 million. The recapitalization and stock purchase was financed through borrowings under credit facilities amounting to approximately $237.0 million and by issuing Senior Subordinated Notes amounting to $255.0 million. In connection with the transaction, the Company incurred approximately $8.3 million in transaction costs, which were included in the results of operations for the fiscal year ended April 29, 2000.

    MANAGEMENT INITIATIVES. In fiscal 1997, the Company made the strategic decision to discontinue the sale of pre-packaged meals in the North America classroom meetings (which were added in 1990 by the Company's former owner, Heinz) and to introduce to the North America operations some of the best practices developed by the Company's European managers. After the Company's acquisition by Artal Luxembourg S.A. in 1999, the Company reorganized its management and strengthened its strategic focus. Since 1997, the Company's revenues and operating income have increased principally as a result of:

    - eliminating the prepackaged meals programs,

    - innovating its programs and services including introduction of POINTS-based diets,

    - adapting the Company's business model to local conditions by implementing more aggressive marketing programs tailored to the local markets,

    - introducing new products and optimizing its product mix,

    - improving customer service,

    - restoring employee morale,

    - relocating classes from fixed to rented meeting rooms,

    - reducing back office and field headcount, and

    - eliminating certain field offices.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a leading global branded consumer company and the world's leading provider of weight-loss services, operating in 30 countries around the world. The Company conducts its business through a combination of company-owned and franchise operations, with company-owned operations accounting for 65% of total worldwide attendance in the fiscal year ended December 29, 2001. For the fiscal year ended December 29, 2001, 64% of the Company's revenues were derived from its North American Company-Owned operations ("NACO"), and the remaining 36% of the Company's revenues were derived from its international operations. The Company derives its revenues principally from:

    - MEETING FEES. The Company's members pay a weekly fee to attend classes.

    - PRODUCT SALES. The Company sells proprietary products that complement its program, such as snack bars, books, CD-ROMs and POINTS calculators, to its members and franchisees.

    - FRANCHISE ROYALTIES. The Company's franchisees typically pay a royalty fee of 10% of their meeting fee revenues.

    - OTHER. The Company licenses its brand for certain foods, clothing, books and other products. The Company also generates revenues from the publishing of books and magazines and third-party advertising.

SIGNIFICANT ACCOUNTING POLICIES

    Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission ("SEC"), requires all registrants to discuss critical accounting policies or methods used in preparation of the financial statements. The notes to the consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. However, in the opinion of management, the Company does not have any individual accounting policies that are not disclosed which are critical to the preparation of the consolidated financial statements. This is due principally to the definitive nature of accounting requirements for the business. Also, in many instances, the Company must use an accounting policy or method permitted under accounting principles generally accepted in the United States of America ("U.S. GAAP"). The following is a review of the more significant accounting policies and methods used by the Company.

REVENUE RECOGNITION

    The Company earns revenue by conducting meetings, selling products and aids in its own facilities, collecting commissions from franchisees operating under the Weight Watchers name and collecting royalties related to licensing agreements. As required by U.S. GAAP, revenue is recognized when registration fees are paid, services are rendered, products are shipped to customers and title and risk of loss pass to the customer, and commissions and royalties are earned. Deferred revenue, consisting of prepaid lecture income, is amortized into income over the period earned.

DEPRECIATION AND AMORTIZATION

    The Company depreciates its property and equipment and amortizes its goodwill and other intangible assets using the straight-line method. For acquisitions completed prior to June 30, 2001, the Company used 3 to 40 years to amortize goodwill and other intangible assets, which resulted in amortization expense of $10.5 million for the fiscal year ended December 29, 2001. As discussed in Note 2 to the consolidated financial statements with the adoption of SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," the Company will no longer be required to amortize its goodwill. As a result, the Company estimates that the adoption of these standards will reduce amortization expense by approximately $6.4 million, net of taxes, for the year ending December 28, 2002. The Company will review annually its goodwill and other intangible assets for possible impairment or loss of value.

HEDGING INSTRUMENTS

    As of December 31, 2000, the Company adopted the provisions of SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The adoption of these standards resulted in a charge to other comprehensive income of $3.2 million, net of taxes. These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Approximately 50% of the Company's derivative financial instruments are effective as hedges under the new standard. Accordingly, the changes in the fair value of effective hedges are recognized in earnings when the related hedged items are recorded in earnings. As discussed in Note 17 to the consolidated financial statements, the Company has included a detailed discussion of the types of exposures that are hedged, as well as a summary of the various instruments which the Company utilizes. The Company does not use derivative financial instruments for speculative purposes.

EQUITY INVESTEE

    As discussed in Note 11 of the notes to the consolidated financial statements, the Company owns approximately 19.8% of its affiliate, WeightWatchers.com, which in accordance with U.S. GAAP, is accounted for under the equity method of accounting. Under a loan agreement between the Company and WeightWatchers.com, during the fiscal year ended December 29, 2001, the eight months ended December 30, 2001 and the fiscal year ended April 29, 2000, the Company advanced WeightWatchers.com $17.4 million, $14.8 million and $2.0 million, respectively. As required by U.S. GAAP, the Company's investment in WeightWatchers.com has been reduced by the equity losses apportioned to the Company based upon its ownership interest. The remaining loan balance has been reviewed by the Company for impairment and management has determined that at December 29, 2001, a full valuation allowance against the residual loan balance is appropriate.

    The preparation of all financial statements includes the use of estimates and assumptions that affect a number of amounts included in the Company's consolidated financial statements, including among other things, inventory reserves and income taxes. The Company bases its estimates on historical experience and other assumptions which it believes are reasonable. Company management believes that full consideration has been given to all relevant circumstances that the Company may be subject to in the financial statements of the Company for the years presented.

RESULTS OF OPERATIONS

    The following table summarizes the Company's historical income from operations as a percentage of revenues for the fiscal year ended December 29, 2001, the eight months ended December 30, 2000 and the fiscal years ended April 29, 2000 and April 24, 1999.

                                                       FISCAL YEAR    EIGHT MONTHS       FISCAL YEARS
                                                          ENDED          ENDED               ENDED
                                                       ------------   ------------   ---------------------
                                                       DECEMBER 29,   DECEMBER 30,   APRIL 29,   APRIL 24,
                                                           2001           2000         2000        1999
                                                       ------------   ------------   ---------   ---------
Total revenues, net..................................     100.0%         100.0%        100.0%      100.0%
Cost of revenues.....................................      45.9           51.0          50.4        49.1
                                                          -----          -----         -----       -----
Gross profit.........................................      54.1           49.0          49.6        50.9
Marketing expenses...................................      11.2            9.9          12.9        14.5
Selling, general and administrative expenses.........      11.7           12.6          13.5        14.1
                                                          -----          -----         -----       -----
Operating income.....................................      31.2%          26.5%         23.2%       22.3%
                                                          =====          =====         =====       =====

COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 29, 2001(52 WEEKS) TO THE TWELVE MONTHS ENDED DECEMBER 30, 2000 (54 WEEKS).

    Net revenues were $623.9 million for the fiscal year ended December 29, 2001, an increase of $184.5 million, or 42.0%, from $439.4 million for the twelve months ended December 30, 2000. Of the $184.5 million increase, $112.2 million was attributable to NACO classroom meeting fees, $11.3 million from international company-owned classroom meeting fees, $58.1 million from product sales and $2.9 million from licensing, publications and other royalties. Pro forma for the acquisition of Weighco, net revenues for the twelve months ended December 30, 2000 were $488.2 million. The pro forma financial information assumes the acquisition of Weighco occurred at the beginning of the earliest period presented.

    NACO classroom meeting fees were $262.5 million for the fiscal year ended December 29, 2001, an increase of $112.2 million, or 74.7%, from $150.3 million for the twelve months ended December 30, 2000. International company-owned classroom meeting fees were $153.2 million for the fiscal year ended
December 29, 2001, an increase of $11.3 million, or 8.0%, from $141.9 million for the twelve months ended December 29, 2000. NACO meeting fees benefited from the inclusion of Weighco in the current fiscal year. Additionally, the increases in NACO and international company-owned meeting fees were the result of increased member attendance and the roll-out of new program innovations and price increases in select markets, offset in part by negative exchange rate variances.

    Product sales were $170.4 million for the fiscal year ended December 29, 2001, an increase of $58.1 million, or 51.7%, from $112.3 million for the twelve months ended December 30, 2000. NACO and international company-owned product sales were $99.7 million and $70.7 million, respectively. The increases in product sales were primarily the result of increased member attendance and the Company's strategy to focus sales efforts on core classroom products, which has increased average product sales per attendance.

    Franchise royalties were $28.3 million for the fiscal year ended
December 29, 2001, and for the twelve months ended December 30, 2000. For the fiscal year ended December 29, 2001, domestic and international franchise royalties were $23.3 million and $5.0 million, respectively. Pro forma for the acquisition of Weighco, franchise royalties increased 24.4% for the fiscal year ended December 29, 2001. This increase was primarily the result of increased member attendance, offset in part by negative exchange rate variances.

    Royalties from licensing, publications and other were $9.5 million for the fiscal year ended December 29, 2001, an increase of $2.9 million, or 43.9%, from $6.6 million for the twelve months ended December 30, 2000. This increase was driven by an increase in advertising revenue from WEIGHT WATCHERS MAGAZINE and an increase in licensing royalties.

    Cost of revenues was $286.4 million for the fiscal year ended December 29, 2001, an increase of $68.4 million, or 31.4%, from $218.0 million for the twelve months ended December 30, 2000. Gross profit margin was 54.1% for the fiscal year ended December 29, 2001, compared to 50.4% for the twelve months ended December 30, 2000. Typically, the gross profit margin for meeting fee revenue is slightly higher than the gross profit margin for product sales. The increase in gross profit margin was partly due to a $3.8 million non-recurring expense related to the elimination of a profit sharing agreement with certain franchisees in the twelve months ended December 30, 2000. Excluding this charge, the gross profit margin in the twelve months ended December 30, 2000 was 51.3%. The remaining increase in gross profit margin reflects increased attendance, price increases and cost control initiatives.

    Marketing expenses were $69.7 million for the fiscal year ended
December 29, 2001, an increase of $14.9 million, or 27.2%, from $54.8 million for the twelve months ended December 30, 2000. The increase in marketing expenses was primarily the result of additional advertising to promote the new program innovations. As a percentage of net revenues, marketing expenses decreased from 12.5% for the twelve months ended December 30, 2000 to 11.2% for the fiscal year ended December 29, 2001.

    Selling, general and administrative expenses were $73.0 million for the fiscal year ended December 29, 2001, an increase of $16.7 million, or 29.7%, from $56.3 million for the twelve months ended December 30, 2000. As a percentage of net revenues, these costs decreased from 12.8% for the twelve months ended December 30, 2000 to 11.7% for the fiscal year ended December 29, 2001. The increase in selling, general and administrative expenses was the result of a one time charge of $6.2 million for the write-off of a receivable from a licensing agreement, increases in salary and incentive compensation and goodwill amortization due to the Weighco acquisition. Selling, general and administrative expenses excluding goodwill amortization of $9.8 million and $6.2 million for the fiscal year ended December 29, 2001 and the twelve months ended December 30, 2000 were $63.2 million and $50.1 million, respectively.

    As a result of the above, operating income was $194.8 million for the fiscal year ended December 29, 2001, an increase of $84.5 million, or 76.6%, from $110.3 million for the twelve months ended December 30, 2000. Pro forma for the acquisition of Weighco, operating income for the twelve months ended
December 30, 2000 was $125.6 million. Pro forma for the acquisition of Weighco, operating income increased by 55.1% for the fiscal year ended December 29, 2001. Operating income, excluding goodwill amortization of $9.8 million and $6.2 million for the fiscal year ended December 29, 2001 and the twelve months ended December 30, 2000, was $204.6 million and $116.5 million, respectively.

    Other expenses, net were $13.2 million for the fiscal year ended
December 29, 2001, an increase of $9.7 million, or 277.1%, from $3.5 million for the twelve months ended December 30, 2000. This increase was primarily due to changes in unrealized currency gains and losses and advances to WeightWatchers.com.

    Provision for (benefit from) income taxes was ($23.2) million for the fiscal year ended December 29, 2001, a decrease of $41.3 million, or 228.2%, from $18.1 million for the twelve months ended December 30, 2000. The decrease was due to a one-time benefit of $71.9 million for the reversal of the remaining valuation allowance set up in conjunction with the Transaction. At the time of the Transaction, the Company determined that it was more likely than not that a portion of the deferred tax asset would not be utilized. Therefore, a valuation allowance of approximately $72.1 million was established against the corresponding deferred tax asset. Based on the Company's performance since the Transaction, the Company determined that the valuation allowance is no longer required.

    An extraordinary charge on the early extinguishment of debt, net of taxes, was $2.9 million for the fiscal year ended December 29, 2001. The one-time charge of $2.9 million related to the refinancing of the Company's term loan B facility, term loan D facility and the transferable loan certificate. The term loan B facility, term loan D facility and the transferable loan certificate were repaid in the amount of $71.0, $19.0 and $82.0 million, respectively, and replaced with a new term loan B facility of $108.0 million and a new transferable loan certificate of $64.0 million.

COMPARISON OF THE EIGHT MONTHS ENDED DECEMBER 30, 2000 (35 WEEKS) TO THE EIGHT MONTHS ENDED DECEMBER 18, 1999 (34 WEEKS).

    Net revenues were $273.2 million for the eight months ended December 30, 2000, an increase of $36.2 million, or 15.3%, from $237.0 million for the eight months ended December 18, 1999. Of the $36.2 million increase, $19.5 million was attributable to NACO classroom meeting fees, $2.3 million from foreign company-owned classroom meeting fees, $2.5 million from franchise royalties, $11.7 million from product sales and $0.2 million from licensing, publications and other royalties.

    NACO classroom meeting fee revenues were $96.8 million for the eight months ended December 30, 2000, an increase of 25.3% from $77.3 million for the eight months ended December 18, 1999. This increase in NACO classroom meeting fee revenues was the result of a 14.2% increase in member attendance as well as a price increase in meetings fees in the majority of the markets for NACO operations. The Company's foreign company-owned classroom meeting fee revenues were $87.3 million for the eight months ended December 30, 2000, an increase of 2.7% from $85.0 million for the eight months ended December 18, 1999. This performance was the result of a 7.9% increase in attendance offset by negative exchange rate variances.

    Franchise royalties were $17.7 million for the eight months ended
December 30, 2000, an increase of 17.2% from $15.1 million for the eight months ended December 18, 1999. This increase was primarily the result of an increase in member attendance offset by negative exchange rate variances.

    Product sales were $66.4 million for the eight months ended December 30, 2000, an increase of 21.4% from $54.7 million for the eight months ended December 18, 1999. This increase in product sales was primarily the result of increased member attendance and the Company's strategy to focus sales efforts on core classroom products.

    Royalties from licensing, publications and other were $5.1 million for the eight months ended December 30, 2000, an increase of 4% from $4.9 million for the eight months ended December 18, 1999.

    Cost of revenues was $139.3 million for the eight months ended December 30, 2000, an increase of 13.8% from $122.4 million for the eight months ended December 18, 1999. This increase was primarily the result of an increased number of meetings to accommodate attendance growth and increased product sales. Gross profit margin was 49.0% for the eight months ended December 30, 2000, compared to 48.4% for the eight months ended December 18, 1999. The increase in gross profit margin was primarily due to an increase in attendance per meeting and a change in product mix with a greater focus on higher margin core products.

    Marketing expenses were $27.0 million for the eight months ended
December 30, 2000, a decrease of 3.1% from $27.8 million for the eight months ended December 18, 1999. As a percentage of revenues, marketing expenses decreased from 11.7% for the eight months ended December 18, 1999 to 9.9% for the eight months ended December 30, 2000 as a result of the Company's efforts to improve the effectiveness of its marketing program.

    Selling, general and administrative expenses were $34.4 million for the eight months ended December 30, 2000, an increase of 10.6% from $31.1 million for the eight months ended December 18,

1999. This increase was partly the result of an increase in incentive compensation as well as other professional fees incurred. As a percentage of net revenues, these costs decreased from 13.1% for the eight months ended
December 18, 1999 to 12.6% for the eight months ended December 30, 2000.

    As a result of the above, the Company's operating income was $72.5 million for the eight months ended December 30, 2000, an increase of 34.8% from operating income of $53.8 million, excluding a one-time charge of $8.3 million for transaction costs and $1.8 million of discontinued food royalties for the eight months ended December 18, 1999.

COMPARISON OF THE FISCAL YEAR ENDED APRIL 29, 2000 (53 WEEKS) TO THE FISCAL YEAR ENDED APRIL 24, 1999 (52 WEEKS).

    Net revenues were $399.6 million for the fiscal year ended April 29, 2000, an increase of $35.0 million, or 9.6%, from $364.6 million for the fiscal year ended April 24, 1999. Of the $35.0 million increase, $8.5 million was attributable to NACO classroom meeting fees, $8.8 million to the Company's foreign company-owned classroom meeting fees, $2.6 million to franchise royalties and $26.9 million to product sales. These increases were offset by an $11.8 million decrease in royalties from licensing, publications and other. The $11.8 million decrease was primarily attributable to the discontinuation of food royalties from Heinz, offset in part by the recognition in the fiscal year ended April 24, 1999 of the present value of the guaranteed future payments from a licensing agreement. Adjusting for the discontinued food royalties of $1.8 million, net revenues were $397.8 million for the fiscal year ended
April 29, 2000, an increase of 13.5% from $350.6 million (excluding
$8.7 million from non-recurring revenues from the licensing agreement and $5.3 million from discontinued food royalties) for the fiscal year ended
April 24, 1999.

    NACO classroom meeting fee revenues were $130.8 million for the fiscal year ended April 29, 2000, an increase of 6.9% from $122.3 million for the fiscal year ended April 24, 1999, net of promotional allowances of $5.7 million and $23.0 million, respectively. This increase in NACO classroom meeting fee revenues was the result of a 22% increase in member attendance, partially offset by lower average meeting fee revenues per attendance as a result of the roll-out of the LIBERTY/LOYALTY pricing strategy. LIBERTY/LOYALTY provides members the option of committing to consecutive weekly attendance and paying a lower weekly fee with penalties for missed classes, or paying a higher weekly fee without the missed meeting penalties. The Company's revenues from foreign company-owned classroom meeting fees were $152.7 million for the fiscal year ended April 29, 2000, an increase of 6.1% from $143.9 million for the fiscal year ended
April 24, 1999, net of promotional allowances of $17.4 million and $17.2 million, respectively. This increase in the Company's foreign company-owned classroom meeting fee revenues was the result of a 6.1% increase in international attendance in the United Kingdom, Continental Europe and Australia.

    Domestic franchise royalties were $21.3 million for the fiscal year ended April 29, 2000, an increase of 11.5% from $19.1 million for the fiscal year ended April 24, 1999. This increase in domestic franchise royalties was primarily the result of an increase in member attendance due to improved training and support and increased marketing effectiveness. International franchise royalties were $4.5 million for the fiscal year ended April 29, 2000, an increase of 9.8% from $4.1 million for the fiscal year ended April 24, 1999. This increase was primarily the result of the Company's strong performance in Canada and Ireland.

    Product sales were $84.2 million for the fiscal year ended April 29, 2000, an increase of 47.0% from $57.3 million for the fiscal year ended April 24, 1999. This increase in product sales was primarily the result of increased member attendance and the Company's strategy to focus sales efforts on core classroom products, including the Company's newly introduced snack bars.

    Royalties from licensing, publications and other were $6.1 million for the fiscal year ended April 29, 2000, a decrease of 66% from $17.9 million for the fiscal year ended April 24, 1999, which was primarily due to discontinued food royalties from Heinz, offset in part by an increase in royalties from licensing agreements.

    Cost of revenues was $201.4 million for the fiscal year ended April 29, 2000, an increase of 12.6% from $178.9 million for the fiscal year ended
April 24, 1999. This increase was primarily the result of an increased number of meetings to accommodate attendance growth and growing product sales. The Company's gross profit margin was 49.4% for the fiscal year ended April 29, 2000, excluding $1.8 million from discontinued food royalties, compared to 49.0% for the fiscal year ended April 24, 1999, excluding $8.7 million from non-recurring revenues from a licensing agreement and $5.3 million from discontinued food royalties.

    Marketing expenses were $51.5 million for the fiscal year ended April 29, 2000, a decrease of 2.6% from $52.9 million for the fiscal year ended April 24, 1999, net of promotional allowances of $23.0 million and $40.2 million, respectively. The Company's marketing program remained unchanged. The decrease of $1.4 million was related to amounts expended under Heinz's marketing programs in the fiscal year ended April 24, 1999 and the discontinuation of food royalties-related marketing rebate expenses.

    Selling, general and administrative expenses were $53.8 million for the fiscal year ended April 29, 2000, an increase of 4.5% from $51.5 million for the fiscal year ended April 24, 1999. As a percentage of net revenues, excluding $1.8 million from discontinued food royalties in the fiscal year ended
April 29, 2000 and excluding $8.7 million from non-recurring revenues from a licensing agreement and $5.3 million from discontinued food royalties in the fiscal year ended April 24, 1999, these costs were 13.5% for the fiscal year ended April 29, 2000, compared to 14.7% for the fiscal year ended April 24, 1999. This decrease was due to the continued benefit of the Company's restructuring and reorganization program.

    As a result of the above, the Company's operating income was $91.1 million, excluding a one-time charge of $8.3 million of transaction costs and $1.8 million in revenues from discontinued food royalties, for the year ended April 29, 2000, an increase of 35.4% from operating income of $67.3 million, excluding $8.7 million of non-recurring revenues from a licensing agreement and $5.3 million from discontinued food royalties, for the fiscal year ended
April 24, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    For the fiscal year ended December 29, 2001, the Company's primary source of funds to meet working capital needs was cash from operations. Cash and cash equivalents decreased $21.2 million for the fiscal year ended December 29, 2001. Cash flows provided by operating activities of $121.6 million were used primarily for investing activities. Cash flows used for investing activities of $120.1 million were primarily attributable to $84.4 million (including acquisition costs) and $13.5 million paid in connection with the Weighco acquisition and the acquisition of the Company's Oregon franchise, respectively, loans totaling $17.3 million made to WeightWatchers.com and capital expenditures of $3.8 million. Net cash flows used for financing activities of $21.4 million consisted primarily of proceeds from borrowings under the Company's senior credit facility of $60.0 million, offset by the payment of dividends on the Company's preferred stock of $1.5 million, payments associated with the cost of the public equity offering of $1.0 million, repayments of principal on the Company's outstanding senior credit facilities of $50.8 million and the repurchase of 6,719,254 shares of the Company's common stock held by Heinz for $27.1 million.

    Capital spending has averaged approximately $3 million annually over the last four years and has consisted primarily of leasehold improvements for meeting locations and administrative offices, computer equipment for field staff and call centers, and information system upgrades.

    The Company's total debt was $474.0 million and $470.7 at December 29, 2001 and December 30, 2000, respectively. As of December 29, 2001, the Company had approximately $45.0 million of additional borrowing capacity available under the Company's revolving credit facility. On January 16, 2001, the Company acquired Weighco for $83.8 million. The Company financed the acquisition with available cash of $23.8 million and additional borrowings of $60.0 million under the Company's senior credit facilities. As discussed in Note 5 to the consolidated financial statements, the Company's total debt of $474.0 million at December 29, 2001 is due to be repaid as follows (in millions):

2002........................................................   $ 15.7
2003........................................................     20.2
2004........................................................     17.6
2005........................................................     17.0
2006........................................................      1.7
2007 and thereafter.........................................    401.8
                                                               ------
                                                               $474.0
                                                               ======

Debt obligations due to be repaid in 2002 are expected to be satisfied with operating cash flows.

    The Company's credit ratings by Moody's at December 29, 2001 for the credit facilities and senior subordinated notes were "Ba1" and "Ba3", respectively. The Company's credit ratings by Standard & Poor's at December 29, 2001 for the credit facilities and senior subordinated notes were "BB-" and "B", respectively.

    The Company's debt consists of both fixed and variable-rate instruments. At December 29, 2001 and December 30, 2000, fixed-rate debt constituted approximately 50.3% and 51.9% of its total debt, respectively. The decrease in the percentage of fixed-rate debt was primarily due to the translation of Euro debt into U.S. dollars. The average interest rate on the Company's debt was approximately 8.6% and 11.6% at December 29, 2001 and December 30, 2000, respectively.

    The Company believes that cash flows from operating activities, together with borrowings available under the Company's revolving credit facility, will be sufficient for the next twelve months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements. Any future acquisitions, joint ventures or other similar transactions could require additional capital and the Company cannot be certain that any additional capital will be available on acceptable terms or at all.

    On April 18, 2001, the Company entered into a Put/Call Agreement with Heinz. Under this agreement, Heinz had an option to sell and the Company had an option to purchase all of the Company's common stock owned by Heinz. Under this agreement, Heinz has sold to the Company 6,719,254 shares of the Company's common stock held by it for an aggregate purchase price of $27.1 million, which was funded with cash from operations. Heinz no longer holds any common stock of the Company.

    The balances under the Company's senior credit facilities as of December 29, 2001 were $235.6 million, consisting of a $63.6 million term loan A facility, a $108.0 million term loan B facility, and a $64.0 million transferable loan certificate facility. As of December 29, 2001, $45.0 million was available under the revolving credit facility for additional borrowings. The term loan A facility matures on September 30, 2005, the term loan B facility matures on December 31, 2007, the transferable loan certificate facility matures on December 31, 2007 and the revolving credit facility matures on September 30, 2005. On January 18, 2002, the Company completed the acquisition of one of its franchisees, Weight Watchers of North Jersey, Inc. The acquisition was financed through additional borrowings of $46.5 million pursuant to the Company's Amended and Restated Credit Agreement, dated December 21, 2001.

    The term loan A facility, the term loan B facility, the transferable loan certificate facility and the revolving credit facility bear interest at a rate equal to (a) in the case of the term loan A facility and the revolving credit facility, LIBOR plus 1.75% or, at the Company's option, the alternate base rate (as defined in the senior credit facilities) plus 0.75%, (b) in the case of the term loan B facility and the transferable loan certificate facility, LIBOR plus 2.50% or, at the Company's option, the alternate base rate plus 1.50%. In addition to paying interest on outstanding principal under the senior credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unused commitments at a rate equal to 0.50% per year.

    The Company's senior credit facilities contain covenants that restrict the Company's ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell the Company's assets and enter into consolidations, mergers and transfers of all or substantially all of the Company's assets. The Company's senior credit facilities also require the Company to maintain specified financial ratios and satisfy financial condition tests. These tests and financial ratios become more restrictive over the life of the senior credit facilities.

    The Company issued $150.0 million in aggregate principal amount of senior subordinated notes and Euro 100.0 million in aggregate principal amount of senior subordinated notes in connection with the Company's acquisition by Artal Luxembourg. The Company's senior subordinated notes mature in 2009 and bear interest at a rate of 13% per annum. The Company's obligations under the notes are subordinate and junior in right of payment to all of the Company's existing and future senior indebtedness, including all indebtedness under the senior credit facilities. The indentures, pursuant to which the notes were issued, restrict the Company's ability to incur additional indebtedness, issue shares of disqualified stock and preferred stock, pay dividends, make other restricted payments, including investments, create limitations on the ability of the Company's subsidiaries to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company's assets.

    As of December 29, 2001, the Company had one million shares of Series A Preferred Stock issued and outstanding with a preference value of $25.0 million. Holders of the Series A Preferred Stock were entitled to receive dividends at an annual rate of 6% payable annually in arrears. If there was a liquidation, dissolution or winding up, the holders of shares of Series A Preferred Stock were entitled to be paid out of the Company's assets available for distribution to shareholders an amount in cash equal to the $25 liquidation preference per share plus all accrued and unpaid dividends prior to the distribution of any assets to holders of shares of the Company's common stock. Subject to the restrictions set forth in the Company's debt instruments, holders of the Company's Series A Preferred Stock had the right to cause the Company to repurchase their shares upon the occurrence of certain defined events. On
March 1, 2002, the Company redeemed all of the Company's Series A Preferred Stock held by Heinz for a redemption price of $25 million plus accrued and unpaid dividends. The redemption was financed through additional borrowings of $12.0 million under the revolving credit facility and cash from operations.

    The Company is obligated under non-cancelable operating leases primarily for office and rent facilities. The Company has also guaranteed the performance of WeightWatchers.com's lease of its office space at 888 Seventh Avenue, New York, New York. The annual rent rate for this WeightWatchers.com lease is $.5 million plus increases for operating expenses and real estate taxes. This lease expires in September 2003. See Note 11 to the consolidated financial statements for a more thorough discussion of related party transactions. Rent expense charged to operations under all the Company's leases, including the WeightWatchers.com lease, for the fiscal year ended December 29,

2001 was approximately $14.8 million. Future minimum lease payments under these agreements are as follows (in millions):

2002........................................................   $13.0
2003........................................................     9.1
2004........................................................     5.9
2005........................................................     3.9
2006........................................................     2.4
2007 and thereafter.........................................    15.9
                                                               -----
                                                               $50.2
                                                               =====

    The Company's ability to fund the Company's capital expenditure requirements, interest, principal and dividend payment obligations and working capital requirements and to comply with all of the financial covenants under the Company's debt agreements depends on the Company's future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

SEASONALITY

    The Company's business is seasonal, with revenues generally decreasing at year end and during the summer months. The Company's advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall. Due to the timing of the Company's marketing expenditures, particularly the higher level of expenditures in the first quarter, the Company's operating income for the second quarter is generally the strongest, with the fourth quarter being the weakest.

ACCOUNTING STANDARDS

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of AICPA Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS 143 and SFAS 144 on December 29, 2002 and December 30, 2001, respectively. The Company does not expect the adoption of SFAS No. 143 and 144 to have a material impact on its consolidated financial position or results of operations.

    In June 2001, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" which is effective no later than periods beginning after December 15, 2001. EITF Issue No 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentive. EITF issue No 00-14 is effective for the Company beginning December 30, 2001. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to foreign currency fluctuations and interest rate changes. The Company's exposure to market risk for changes in interest rates relates to the fair value of long-term fixed rate debt and interest expense of variable rate debt. The Company has historically managed interest rates through the use of, and the Company's long-term debt is currently composed of, a combination of fixed and variable rate borrowings. Generally, the fair market value of fixed rate debt will increase as interest rates fall and decrease as interest rates rise.

    Based on the overall interest rate exposure on the Company's fixed rate borrowings at December 29, 2001, a 10% change in market interest rates would have less than a 5% impact on the fair value of the Company's long-term debt. Based on variable rate debt levels at December 29, 2001, a 10% change in market interest rates would have less than a 5% impact on the Company's net interest expense.

    Other than intercompany transactions between the Company's domestic and foreign entities and the portion of the Company's senior subordinated notes that are denominated in Euros, the Company generally does not have significant transactions that are denominated in a currency other than the functional currency applicable to each entity.

    The Company enters into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce the currency risk associated with fluctuating exchange rates. These contracts are used primarily to hedge certain intercompany cash flows and for payments arising from some of the Company's foreign currency denominated obligations. In addition, the Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. Changes in the fair value of these derivatives will be recorded each period in earnings for non-qualifying derivatives or accumulated other comprehensive income (loss) for qualifying derivatives.

    Fluctuations in currency exchange rates may also impact the Company's shareholders' equity. The assets and liabilities of the Company's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the period. The resulting translation adjustments are recorded in shareholders' equity as accumulated other comprehensive income (loss). In addition, fluctuations in the value of the Euro will cause the U.S. dollar translated amounts to change in comparison to prior periods. Furthermore, the Company revalues its outstanding senior subordinated Euro notes at the end of each period and the resulting change in value will be reflected in the income statement of the corresponding period.

    As part of the European Economic and Monetary Union, the Euro will replace the national currencies of many of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies were fixed irrevocably as of January 1, 1999, with the participating national currencies scheduled to be removed from circulation between January 1 and June 30, 2002, and replaced by Euro notes and coinage. The effects of the Euro conversion on the Company's consolidated financial position and results of operations have not been significant. The costs of the systems and business process conversions were not material.

    Each of the Company's subsidiaries derives revenues and incurs expenses primarily within a single country and, consequently, does not generally incur currency risks in connection with the conduct of normal business operations.

    The Company uses foreign currency forward contracts to more properly align the underlying sources of cash flow with the Company's debt servicing requirements. At December 29, 2001, the Company had long-term foreign currency forward contracts receivables with notional amounts of $44.0 million and Euro
76.0 million, offset by foreign currency forward contracts payables with notional amounts of L59.2 million and $21.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    This information is incorporated by reference to the "Consolidated Financial Statements and Notes" on pages F-1 through F-43, together with the report thereon of PricewaterhouseCoopers LLP on page F-44.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

    Set forth below are the names, ages as of December 29, 2001 and current positions with the Company and its subsidiaries of the executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of the directors.

NAME                                          AGE      POSITION
----                                        --------   --------
Linda Huett...............................     57      President and Chief Executive Officer, Director

Richard McSorley..........................     57      Chief Operating Officer, NACO

Clive Brothers............................     48      Chief Operating Officer, Europe

Scott R. Penn.............................     30      Vice President, Australasia

Thomas S. Kiritsis........................     57      Vice President, Chief Financial Officer

Robert W. Hollweg.........................     59      Vice President, General Counsel and Secretary

Raymond Debbane(1)........................     46      Chairman of the Board

Jonas M. Fajgenbaum.......................     29      Director

Sacha Lainovic(1).........................     45      Director

Christopher J. Sobecki....................     43      Director

Sam K. Reed(2)(3).........................     54      Director

Marsha Johnson Evans(2)(3)................     54      Director

------------------------

(1) Member of the Company's compensation and benefits committee.

(2) Member of the Company's audit committee.

(3) Named to the board of directors on February 12, 2002.

    LINDA HUETT. Ms. Huett has been the President and a director of the Company since September 1999. She became the Company's Chief Executive Officer in December 2000. Ms. Huett joined the Company in 1984 as a classroom leader.
Ms. Huett was promoted to U.K. Training Manager in 1986. In 1990, Ms. Huett was appointed Director of the United Kingdom operation and in 1993 was appointed Vice President of Weight Watchers U.K. Ms. Huett graduated from Gustavas Adolphus College and received her Masters in Theater from Yale University.
Ms. Huett is also a director of WeightWatchers.com, Inc.

    RICHARD MCSORLEY. Mr. McSorley has served as the Company's Chief Operating Officer for North America since January 2001. From 1992 until the Company's purchase of Weighco, Mr. McSorley served in various capacities with Weighco Enterprises, Inc., including as President since 1995 and Chief Executive Officer since 1996. Mr. McSorley received his B.A. degree from Villanova University and an M.B.A. from the University of Pittsburgh.

    CLIVE BROTHERS. Mr. Brothers has served as the Company's Chief Operating Officer for Europe since February 2001. Mr. Brothers joined the Company in 1985 as a marketing manager in the United Kingdom. In 1990, Mr. Brothers was appointed General Manager, France and was appointed Vice

President, Continental Europe in 1993. Mr. Brothers received a B.A. (Hons) in Business Studies from Leeds Polytechnic in England and a diploma in Marketing from the Chartered Institute of Marketing.

    SCOTT R. PENN. Scott Penn has been a Vice President of the Company's Australasia operations since September 1999. Mr. Penn joined the Company in 1994 as a Marketing Services Manager in Australia. In 1996, he was promoted to Group Marketing Manager in Australia and in 1997 he was promoted to General Manager--Marketing and Finance.

    THOMAS S. KIRITSIS. Mr. Kiritsis has served as the Company's Vice President, Chief Financial Officer since joining the Company in May 2000. From June 1994 to April 2000, he was Senior Vice President of Finance of Olsten Corporation. Mr. Kiritsis received a B.B.A. in Accounting from Hofstra University and is a certified public accountant.

    ROBERT W. HOLLWEG. Mr. Hollweg has served as the Company's Vice President, General Counsel and Secretary since January 1998. He joined the Company in 1969 as an Assistant Counsel in the law department. He transferred to the Heinz law department subsequent to Heinz's acquisition of the Company in 1978 and served there in various capacities. He rejoined the Company after Artal Luxembourg acquired the Company in September 1999. Mr. Hollweg graduated from Fordham University and received his Juris Doctor degree from Fordham University School of Law. He is a member of the American and New York State Bar Associations and a former President of the International Trademark Association.

    RAYMOND DEBBANE. Mr. Debbane has been the Company's Chairman of the board of directors since the Company's acquisition by Artal Luxembourg on September 29, 1999. Mr. Debbane is a co-founder and President of The Invus Group, Ltd. Prior to forming The Invus Group, Ltd. in 1985, Mr. Debbane was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American University of Beirut. Mr. Debbane is a director of Artal Group S.A., Ceres, Inc., Financial Technologies International Inc. and Nellson Nutraceutical, Inc. Mr. Debbane is also the Chairman of the board of directors of WeightWatchers.com, Inc. and served as a director of Keebler Foods Company from 1996 to 1999.

    JONAS M. FAJGENBAUM. Mr. Fajgenbaum has been a director of the Company since the Company's acquisition by Artal Luxembourg on September 29, 1999.
Mr. Fajgenbaum is a Managing Director at The Invus Group, Ltd., which he joined in 1996. Prior to joining The Invus Group, Ltd., Mr. Fajgenbaum was a consultant for McKinsey & Company in New York from 1994 to 1996. He graduated with a B.S. from the Wharton School of Business and a B.A. in Economics from the University of Pennsylvania in 1994.

    SACHA LAINOVIC. Mr. Lainovic has been a director of the Company since the Company's acquisition by Artal Luxembourg on September 29, 1999. Mr. Lainovic is a co-founder and Executive Vice President of The Invus Group, Ltd. Prior to forming The Invus Group, Ltd. in 1985, Mr. Lainovic was a manager and consultant for the Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business and an M.S. in engineering from Insa de Lyon in Lyon, France. Mr. Lainovic is a director of WeightWatchers.com, Inc., Financial Technologies International Inc., Nellson Nutraceutical, Inc. and Unwired Australia Pty Limited, and also served as a director of Keebler Foods Company from 1996 to 1999.

    CHRISTOPHER J. SOBECKI. Mr. Sobecki has been a director of the Company since the Company's acquisition by Artal Luxembourg on September 29, 1999.
Mr. Sobecki, a Managing Director of The Invus Group, Ltd., joined the firm in 1989. He received an M.B.A. from Harvard Business School. He also obtained a B.S. in Industrial Engineering from Purdue University. Mr. Sobecki is a director of

WeightWatchers.com, Inc., Nellson Nutraceutical, Inc., Financial Technologies International Inc. and iLife, Inc. He also served as a director of Keebler Foods Company from 1996 to 1998.

    SAM K. REED. Mr. Reed has 27 years of experience in the food industry. He was formerly Vice Chairman and Director of Kellogg Company, the world's leading producer of cereal and a leading producer of convenience foods. From 1996 to 2001, Mr. Reed was Chief Executive Officer, President and a Director of Keebler Foods Company. Previously, he was Chief Executive Officer, of Specialty Foods Corporation's $450 million Western Bakery Group division. He is a Director of the Tractor Supply Company. Mr. Reed received a B.A. from Rice University and an M.B.A. from Stanford University.

    MARSHA JOHNSON EVANS. Ms. Evans is currently the National Executive Director of Girl Scouts of the U.S.A., the world's preeminent organization dedicated solely to girls. A retired Rear Admiral in the United States Navy, Ms. Evans has served as superintendent of the Naval Postgraduate School in Monterey, California and headed the Navy's worldwide recruiting organization from 1993 to 1995. She is currently a director of the May Department Stores Company and numerous nonprofit boards. Ms. Evans received a B.A. from Occidental College and a Master's Degree from the Fletcher School of Law and Diplomacy at Tufts University.

BOARD OF DIRECTORS

    The Company's board of directors is currently comprised of seven directors.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION PROGRAMS

    The Company's board of directors oversees the compensation programs of the Company, with particular attention to the compensation for its Chief Executive Officer and the other executive officers. It is the responsibility of the Company's board of directors to review, recommend and approve changes to the Company's compensation policies and benefits programs, to administer the Company's stock plans, including approving stock option grants to executive officers and other stock option grants, and to otherwise ensure that the Company's compensation philosophy is consistent with the best interests of the Company and is properly implemented.

    The Company's compensation philosophy is to (1) provide a competitive total compensation package that enables the Company to attract and retain key executive and employee talent needed to accomplish the Company's goals, and
(2) directly link compensation to improvements in the Company's financial and operational performance.

    Total compensation is comprised of a base salary plus both cash and non-cash incentive compensation, and is based on the Company's financial performance and other factors, and is delivered through a combination of cash and equity-based awards. This approach results in overall compensation levels which follow the Company's financial performance.

    The Company's board of directors reviews each senior executive officer's base salary annually. In determining appropriate base salary levels, consideration is given to the officer's impact level, scope of responsibility, prior experience, past accomplishments and data on prevailing compensation levels in relevant executive labor markets.

    The Company's board of directors believes that granting stock options provides officers with a strong economic interest in maximizing shareholder returns over the longer term. The Company believes that the practice of granting stock options is important in retaining and recruiting the key talent necessary at all employee levels to ensure the Company's continued success.

COMMITTEES OF THE COMPANY'S BOARD OF DIRECTORS

    The standing committees of the Company's board of directors consist of an audit committee and a compensation and benefits committee.

AUDIT COMMITTEE

    The principal duties of the Company's audit committee are as follows:

    - to oversee that the Company's management has maintained the reliability and integrity of the Company's accounting policies and financial reporting and the Company's disclosure practices;

    - to oversee that the Company's management has established and maintained processes to assure that an adequate system of internal control is functioning;

    - to oversee that the Company's management has established and maintained processes to assure the Company's compliance with all applicable laws, regulations and corporate policy;

    - to review the Company's annual and quarterly financial statements prior to their filing or prior to the release of earnings; and

    - to review the performance of the independent accountants and make recommendations to the board of directors regarding the appointment or termination of the independent accountants.

    The audit committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.

COMPENSATION AND BENEFITS COMMITTEE

    The principal duties of the compensation and benefits committee are as follows:

    - to review key employee compensation policies, plans and programs;

    - to monitor performance and compensation of the Company's employee-director, officers and other key employees;

    - to prepare recommendations and periodic reports to the board of directors concerning these matters; and

    - to function as the committee which administers the incentive programs referred to in "Executive Compensation" below.

COMPENSATION AND BENEFITS COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    None of the Company's executive officers has served as a director or member of the compensation and benefits committee, or other committee serving an equivalent function, of any entity of which an executive officer is expected to serve as a member of the Company's compensation and benefits committee.

CLASSES AND TERMS OF DIRECTORS

    The Company's board of directors is divided into three classes, as nearly equal in number as possible, with each director serving a three-year term and one class being elected at each year's annual meeting of shareholders. The following individuals are directors and serve for the terms indicated:

    CLASS 1 DIRECTORS (TERM EXPIRING IN 2002)

       Raymond Debbane
       Jonas M. Fajgenbaum

    CLASS 2 DIRECTORS (TERM EXPIRING IN 2003)

       Sacha Lainovic
       Christopher J. Sobecki
       Marsha Johnson Evans

    CLASS 3 DIRECTOR (TERM EXPIRING IN 2004)

       Linda Huett
       Sam K. Reed

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock of the Company. Such persons are required by regulations of the Securities and Exchange Commission to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended December 29, 2001 and written representations from certain Reporting Persons, the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 29, 2001.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth for the fiscal year ended December 29, 2001, the twelve months ended December 30, 2000, and for the fiscal year ended
April 29, 2000, the compensation paid to the Company's President and Chief Executive Officer and to each of the next four most highly compensated executive officers whose total annual salary and bonus was in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                        TWELVE MONTH        LONG-TERM COMPENSATION AWARDS
                                                           PERIOD           SECURITIES UNDERLYING OPTIONS
                                                        COMPENSATION                (NO. AWARDED)
                                                     -------------------   --------------------------------
                                                                            WEIGHT                               ALL OTHER
NAME AND PRINCIPAL POSITION   TWELVE MONTHS ENDED     SALARY     BONUS     WATCHERS   WEIGHTWATCHERS.COM(5)   COMPENSATION(6)
---------------------------   --------------------   --------   --------   --------   ---------------------   ----------------
Linda Huett.................  December 29, 2001      $250,016   $425,027     --             --                    $ 93,497
  President and               December 30, 2000(4)    236,565    283,351   141,161          --                      84,531
  Chief Executive Officer     April 29, 2000          183,750    215,159   282,322            11,385               288,905

Thomas S. Kiritsis(1).......  December 29, 2001       204,844    252,034     --             --                      66,580
  Vice President, Chief       December 30, 2000       130,798    160,035   282,322            11,385                26,747
    Financial Officer

Richard McSorley(2).........  December 29, 2001       192,534    252,034   282,322          --                      17,579
  Chief Operating Officer,
    North America

Clive Brothers..............  December 29, 2001       183,593    207,651     --             --                      30,872
  Chief Operating Officer,    December 30, 2000(4)    170,148    154,215     --             --                      29,639
  Europe                      April 29, 2000          143,423    158,597   282,322            11,385                12,908

Robert W. Hollweg(3)........  December 29, 2001       157,245    198,058     --             --                      51,705
  Vice President, General     December 30, 2000(4)    142,510    100,013   282,322            11,385                43,519
  Counsel and Secretary       April 29, 2000           70,500     67,349     --             --                      11,325

Scott R. Penn...............  December 29, 2001       117,711     94,350     --             --                      25,759
  Vice President,             December 30, 2000(4)    124,758     78,059     --             --                      28,484
    Australasia
                              April 29, 2000           63,508     86,134   282,322            11,385                15,930

------------------------------

(1) Mr. Kiritsis joined the Company on May 1, 2000.

(2) Mr. McSorley joined the Company on January 16, 2001.

(3) Mr. Hollweg rejoined the Company in September 1999. Prior to that time, he was an employee of Heinz.

(4) Effective April 30, 2000, the Company changed its fiscal year end from the last Saturday in April to the Saturday closest to December 31. To accurately reflect annual compensation, the compensation reported for the twelve months ended December 30, 2000 has been derived from the compensation for the eight months ended December 30, 2000, plus the compensation for the four months ended April 29, 2000, except that the shares underlying the options issued in respect of WeightWatchers.com shares are not included in the executive officer's compensation for the twelve months ended December 30, 2000 because this grant of options is reflected in the executive officer's compensation for the twelve months ended April 29, 2000. As a result, there is overlap in the compensation reported for the twelve months ended December 30, 2000 and the twelve months ended April 29, 2000.

(5) Awards of options with respect to shares of WeightWatchers.com common stock owned by the Company were made to the named executives under the Company's WeightWatchers.com 1999 Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries.

(6) For the fiscal year ended December 29, 2001, these figures include amounts contributed under the Company's 401(k) savings plan and the Company's non-qualified executive profit sharing plan of $80,005 for Ms. Huett, $59,831 for Mr. Kiritsis, $43,689 for Mr. Hollweg and $11,552 for
    Mr. McSorley. Also included are contributions to the U.K. Pension Plan of $18,456 for Mr. Brothers and contributions to the Australia Pension Plan of $16,000 for Mr. Penn, as well as auto lease expense for named executives.

    In December 1999, the Company's board of directors adopted the "1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries" under which selected employees were afforded the opportunity to purchase shares of the Company's common stock and/or were granted options to purchase shares of the Company's common stock. The number of shares available for grant under this plan is 7,058,040 shares of the Company's authorized common stock.

    The following table sets forth information regarding options granted during the fiscal year ended December 29, 2001 to the named executive officers under the Company's stock purchase and option plan.

       WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES OPTION GRANTS
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

                                                           INDIVIDUAL GRANTS
                               --------------------------------------------------------------------------
                                                 PERCENT OF
                                               TOTAL OPTIONS
                               NUMBER OF         GRANTED TO
                               SECURITIES       EMPLOYEES IN        EXERCISE                     GRANT
                               UNDERLYING       FISCAL YEAR            OR                         DATE
                                OPTIONS            ENDED           BASE PRICE    EXPIRATION     PRESENT
NAME                           GRANTED(1)   DECEMBER 29, 2001(2)   (PER SHARE)      DATE        VALUE(3)
----                           ----------   --------------------   -----------   -----------   ----------
Richard McSorley.............   282,322             38.6%              $4.04     May 7, 2011     $457,364

------------------------

(1) Options were granted during the fiscal year ended December 29, 2001 under the terms of the Company's option plan. No options under the plan were exercised during the fiscal year ended December 29, 2001. Options are exercisable based on vesting provisions outlined in the agreement.

(2) Percentage of total options granted are based on total grants made to all employees during the fiscal year ended December 29, 2001.

(3) The estimated grant date's present value is determined using the Black-Scholes model. The adjustments and assumptions incorporated in the Black-Scholes model in estimating the value of the grants include the following: (a) the exercise price of the options equals the fair market value of the underlying stock on the date of grant; (b) an option term of
    7.5 years; (c) dividend yield of 0% and volatility of 34.6% and (d) a risk free interest rate ranging from 5.1% to 5.4%. The ultimate value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Company's common stock over the exercise price of the option.

    Under the Company's 1999 Stock Purchase and Option Plan, the Company has the ability to grant stock options, restricted stock, stock appreciation rights and other stock-based awards. Generally, stock options granted under this plan vest and become exercisable in annual increments over five years with respect to one-third of options granted, and the remaining two-thirds of the options vest on the ninth anniversary of the date the options were granted, subject to accelerated vesting upon the Company's achievement of certain performance targets. In any event, the options that vest over five years automatically become fully vested upon the occurrence of a change in control of the Company.

    In April 2000, the Company's board of directors adopted the "WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries" pursuant to which selected employees were granted options to purchase shares of WeightWatchers.com common stock. The number of shares available for grant under this plan is 400,000 shares of authorized common stock of WeightWatchers.com. No options were granted during the fiscal year ended December 29, 2001 to the named executive officers under the WeightWatchers.com Stock Incentive Plan.

    Under the Company's WeightWatchers.com Stock Incentive Plan, the Company has the ability to grant stock options, restricted stock, stock appreciation rights and other stock-based awards on shares of WeightWatchers.com common stock. Generally, stock options under this plan vest in annual increments over five years upon the Company's achievement of certain performance targets. These options are not exercisable until the earlier to occur of (1) six months after the tenth anniversary of the date the option was granted; and (2) a public offering of WeightWatchers.com common stock or a private sale of the stock in which an employee holding stock is entitled to participate under the terms of the sale participation agreement entered into with Artal Luxembourg.

    The following tables set forth the number and value of securities underlying unexercised options held by each of the Company's executive officers listed on the Summary Compensation Table above as of December 29, 2001. None of the Company's executive officers exercised any options in the fiscal year ended December 29, 2001, and the Company does not have any stock appreciation rights.

                             AGGREGATED OPTIONS/SAR
                         VALUES AS OF DECEMBER 29, 2001

                                                            NUMBER OF WEIGHT WATCHERS         VALUE OF WEIGHT WATCHERS
                                                                   SECURITIES                        UNEXERCISED
                                FISCAL YEAR ENDED            UNDERLYING UNEXERCISED                 IN-THE-MONEY
                                DECEMBER 29, 2001                OPTIONS/SARS AT                   OPTIONS/SARS AT
                                     SHARES                     DECEMBER 29, 2001                 DECEMBER 29, 2001
                             -----------------------   -----------------------------------   ---------------------------
                             ACQUIRED IN     VALUES    -----------------------------------   ---------------------------
NAME                         EXERCISE (#)   REALIZED   EXERCISABLE (#)   UNEXERCISABLE (#)   EXERCISABLE   UNEXERCISABLE
----                         ------------   --------   ---------------   -----------------   -----------   -------------
Linda Huett................           --         --        207,036            216,447        $6,475,051      $6,769,380
Clive Brothers.............           --         --        136,456            145,866        $4,267,661      $4,561,959
Scott R. Penn..............           --         --        136,456            145,866        $4,267,661      $4,561,959
Thomas S. Kiritsis.........           --         --        136,456            145,866        $4,267,661      $4,561,959
Robert W. Hollweg..........           --         --        136,456            145,866        $4,267,661      $4,561,959
Richard McSorley...........           --         --         47,054            235,268        $1,381,600      $6,907,939

                                        NUMBER OF
                                   WEIGHTWATCHERS.COM                 VALUE OF                      NUMBER OF
                                       SECURITIES                WEIGHTWATCHERS.COM             HEINZ SECURITIES
                                 UNDERLYING UNEXERCISED             IN-THE-MONEY             UNDERLYING UNEXERCISED
                                     OPTIONS/SARS AT               OPTIONS/SARSAT                OPTIONS/SARS AT
                                    DECEMBER 29, 2001             DECEMBER 29, 2001             DECEMBER 29, 2001
                               ---------------------------   ---------------------------   ---------------------------
                               EXERCISABLE   UNEXERCISABLE                                 EXERCISABLE   UNEXERCISABLE
NAME                               (#)            (#)        EXERCISABLE   UNEXERCISABLE       (#)            (#)
----                           -----------   -------------   -----------   -------------   -----------   -------------
Linda Huett..................     5,692          5,693            --             --          40,000            --
Clive Brothers...............     5,692          5,693            --             --          40,000            --
Scott R. Penn................     5,692          5,693            --             --              --            --
Thomas S. Kiritsis...........     5,692          5,693            --             --              --            --
Robert W. Hollweg............     5,692          5,693            --             --              --            --
Richard McSorley.............        --             --            --             --              --            --


                                     VALUE OF HEINZ
                                      IN-THE-MONEY
                                     OPTIONS/SARS AT
                                    DECEMBER 29, 2001
                               ---------------------------

NAME                           EXERCISABLE   UNEXERCISABLE
----                           -----------   -------------
Linda Huett..................       --             --
Clive Brothers...............       --             --
Scott R. Penn................       --             --
Thomas S. Kiritsis...........       --             --
Robert W. Hollweg............       --             --
Richard McSorley.............       --             --

DIRECTORS COMPENSATION

    The Company's executive directors and the Company's directors who are associated with The Invus Group, Ltd. do not receive compensation except in their capacity as officers or employees. Mr. Reed and Ms. Evans will receive
(1) annual compensation in the amount of $30,000, paid quarterly half in cash and half in common stock of the Company; (2) $1,000 per Audit Committee meeting;
(3) options for 2,000 shares of the Company's common stock per year, with the first grant on February 6, 2002, at an exercise price equal to the closing price of the common stock of the Company on the day that the options are granted, the options have a five year life and vest one year after the grant date; and
(4) reimbursement of reasonable out-of-pocket expenses associated with a director's role on the board of directors.

EXECUTIVE SAVINGS AND PROFIT SHARING PLAN

    The Company sponsors a savings plan for salaried and eligible hourly employees. This defined contribution plan provides for employer matching contributions up to 100% of the first 3% of an employee's eligible compensation. The savings plan also permits employees to contribute between 1% and 13% of eligible compensation on a pre-tax basis.

    The savings plan also contains a profit sharing component for full-time salaried employees that are not key management personnel, which provides for a guaranteed monthly employer contribution for each participant based on the participant's age and a percentage of the participant's eligible compensation. In addition, the profit sharing plan has a supplemental employer contribution component, based on the Company's achievement of certain annual performance targets, and a discretionary contribution component.

    The Company also established an executive profit sharing plan, which provides a non-qualified profit sharing plan for key management personnel who are not eligible to participate in the Company's profit sharing plan. This non-qualified profit sharing plan has similar features to the Company's profit sharing plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

    The following table sets forth information regarding the beneficial ownership of the Company's common stock by (1) all persons known by the Company to own beneficially more than 5% of the Company's common stock, (2) the Company's chief executive officer and each of the named executive officers,
(3) each director, and (4) all directors and executive officers as a group.

    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after December 29, 2001 are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other shareholder.

    The Company's capital stock consists of common stock and preferred stock. As of December 29, 2001, there were 105,499,987 shares of the Company's common stock and 1,000,000 shares of the Company's preferred stock outstanding. On March 1, 2002, the Company redeemed all of the Company's Series A Preferred Stock held by Heinz for a redemption price of $25 million plus accrued and unpaid dividends.

                                                              AS OF DECEMBER 29, 2001
                                                              ------------------------
NAME OF BENEFICIAL OWNER                                        SHARES       PERCENT
------------------------                                      -----------   ----------
Artal Luxembourg S.A.(1)....................................  80,517,663       76.3%
Linda Huett(2)(3)...........................................     301,244          *
Richard McSorley(2).........................................     159,984          *
Clive Brothers(2)(3)(4).....................................     231,064          *
Scott R. Penn(2)(3)(4)......................................     382,311          *
Thomas S. Kiritsis(2)(3)(4).................................     234,731          *
Robert W. Hollweg(2)(3).....................................     254,090          *
Raymond Debbane(5)(6).......................................          --         --
Sacha Lainovic(6)...........................................          --         --
Christopher J. Sobecki(6)...................................          --         --
Jonas M. Fajgenbaum(6)......................................          --         --
All directors and executive officers as a group
  (10 people)...............................................   1,563,424(3)     1.5%

------------------------

*   Less than 1.0%

(1) Artal Luxembourg may be contacted at 105, Grand-Rue, L-1661 Luxembourg, Luxembourg. The parent entity of Artal Luxembourg S.A. is Artal Group S.A. The address of Artal Group is the same as the address of Artal Luxembourg.

(2) The Company's officers may be contacted c/o Weight Watchers
    International, Inc., 175 Crossways Park West, Woodbury, New York, 11797.

(3) Includes shares subject to purchase upon exercise of options exercisable within 60 days after December 29, 2001, as follows: Ms. Huett 207,036 shares; Mr. Brothers 136,456 shares; Mr. Scott Penn 170,569 shares (includes 34,113 shares subject to options held by Mr. Scott Penn's spouse);
    Mr. Kiritsis 136,456 shares; Mr. Hollweg 136,456 shares; and Mr. McSorley 65,876 shares.

(4) With respect to Mr. Scott Penn, includes 70,581 shares of the Company's common stock and vested options to purchase 34,113 shares of the Company's common stock held by Mr. Scott Penn's spouse. With respect to Mr. Thomas Kiritsis, includes 4,167 shares of the Company's common stock held by Mr. Thomas Kiritsis' spouse. With respect to Mr. Clive Brothers, includes 500 shares of the Company's common stock held by Mr. Clive Brothers' spouse.

(5) Mr. Debbane is also a director of Artal Group. Artal Group is the parent entity of Artal Luxembourg. Mr. Debbane disclaims beneficial ownership of all shares owned by Artal Luxembourg.

(6) The Company's non-executive directors may be contacted c/o The Invus Group, Ltd., 135 East 57th Street, New York, New York 10022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SHAREHOLDERS' AGREEMENTS

    Simultaneously with the closing of the Company's acquisition by Artal Luxembourg, the Company entered into a shareholders' agreement with Artal Luxembourg and Heinz relating to their rights with respect to the Company's common stock. Subsequent transferees of Artal Luxembourg and Heinz must, subject to limited exceptions, agree to be bound by the terms and provisions of the agreement. Heinz has sold all shares of the Company's common stock held by it and accordingly no longer has any rights or obligations under this agreement. The Company and Artal Luxembourg recently terminated this agreement.

    Shortly after the Company's acquisition by Artal Luxembourg, the Company entered into a shareholders' agreement with Artal Luxembourg and Merchant Capital, Inc., Richard and Heather Penn, Longisland International Limited, Envoy Partners and Scotiabanc, Inc. relating to their rights with respect to the Company's common stock held by these parties other than Artal Luxembourg. Without the consent of Artal Luxembourg, transfers of the Company's common stock by these shareholders are restricted with certain exceptions. Subsequent transferees of the Company's common stock must, subject to limited exceptions, agree to be bound by the terms and provisions of the agreement. Additionally, this agreement provides the shareholders with the right to participate pro rata in certain transfers of the Company's common stock by Artal Luxembourg and grants Artal Luxembourg the right to require the other shareholders to participate on a pro rata basis in certain transfers of the Company's common stock by Artal Luxembourg.

REGISTRATION RIGHTS AGREEMENT

    Simultaneously with the closing of the Company's acquisition by Artal Luxembourg, the Company entered into a registration rights agreement with Artal Luxembourg and Heinz. The registration rights agreement grants Artal Luxembourg the right to require the Company to register its shares of the Company's common stock for public sale under the Securities Act (1) upon demand and (2) in the event that the Company conducts certain types of registered offerings. Heinz has sold all shares of the Company's common stock held by it and accordingly no longer has any rights under this agreement. Merchant Capital, Inc., Richard and Heather Penn, Long Island International Limited, Envoy Partners and
Scotiabanc, Inc. became parties to this registration rights agreement under joinder agreements, and each acquired the right to require the Company to register and sell their stock in the event that the Company conducts certain types of registered offerings.

PREFERRED SHAREHOLDERS' AGREEMENT

    Simultaneously with the closing of the Company's acquisition by Artal Luxembourg, the Company entered into a preferred shareholders' agreement with Heinz that governed the Company's relationship concerning the Company's
Series A Preferred Stock. Subsequent transferees of Heinz, subject to limited exceptions, had to agree to be bound by the terms and provisions of this agreement. Artal Luxembourg and the Company had a preemptive right to acquire the preferred stock from Heinz if Heinz received an offer to purchase any or all of its preferred stock from a third party and it wished to accept the offer. Heinz had the right to require the Company to redeem any or all of its shares of the Company's preferred stock. This right, however, was limited by the provisions contained in the Company's credit agreement and the indentures pursuant to which the Company's senior subordinated notes were issued. On
March 1, 2002, the Company redeemed all of the Company's Series A Preferred Stock held by Heinz for a redemption price of $25 million plus accrued and unpaid dividends.

PUT/CALL AGREEMENT

    On April 18, 2001, the Company entered into a Put/Call Agreement with Heinz. Under this agreement, Heinz had an option to sell and the Company had an option to purchase all of the Company's common stock currently owned by Heinz. Under this agreement, Heinz has sold to the Company 6,719,254 shares of the Company's common stock held by it for an aggregate purchase price of $27.1 million. Heinz no longer holds any common stock of the Company.

LIMITED LIABILITY COMPANY AGREEMENT

    Simultaneously with the closing of the Company's acquisition by Artal Luxembourg, the Company contributed $2,500 in exchange for a 50% membership interest in WW Foods, LLC, a Delaware limited liability company. Heinz owns the remaining 50% interest. The purpose of WW Foods is to own, maintain and preserve WEIGHT WATCHERS food and beverage trademarks that were contributed to it by Heinz. WW Foods serves as the vehicle for licensing rights in those food and beverage trademarks to the Company and to Heinz, and for the licensing of program information by the Company to Heinz.

LICENSING AGREEMENTS

    The licensing agreements govern the ownership and rights to use the WEIGHT WATCHERS and other trademarks, service marks and related rights among the Company, Heinz and WW Foods. As described below, the licensing agreements address the parties' respective ownership and rights to use food and beverage trademarks, service marks, program standards, program information, program information trademarks and third party licenses. Heinz is also a party to an operating agreement, which helps preserve and enhance these trademarks, service marks and related rights and facilitates their orderly use by each party.

FOOD AND BEVERAGE TRADEMARKS

    Under the licensing agreements, the Company distributed to Heinz and Heinz contributed to WW Foods all WEIGHT WATCHERS trademarks and other trademarks the Company owned relating to food and beverage products. However, Heinz retained certain trademarks previously used by Heinz in connection with those food and beverage trademarks that do not include the WEIGHT WATCHERS name (including, for example, SMART ONES), which the Company distributed to Heinz. At the closing of the Company's acquisition by Artal Luxembourg, WW Foods granted an exclusive, worldwide, royalty-free, perpetual license to use the food and beverage trademarks:

    - to Heinz, for worldwide use on food products in specified product categories (including frozen dinners, frozen breakfasts, frozen desserts (excluding ice cream), frozen pizza and pizza snacks, frozen potatoes, frozen rice products, ketchup, tomato sauce, gravy, canned tuna or salmon products, soup, noodles (excluding pasta), and canned beans and pasta products), and for use only in Australia and New Zealand in specified additional food product categories (including mayonnaise, frozen vegetables, canned fruits and canned vegetables); and

    - to the Company, for use on all other food and beverage products.

    The Company may promote, endorse and sell any of these licensed products through the Company's classroom business and related activities, subject to non-competition provisions with Heinz. Additionally, the Company may continue to sell any food and beverage product (or comparable product) sold by the Company in a particular country within the year preceding the closing of the Company's acquisition by Artal Luxembourg, even if that product has been exclusively licensed to Heinz. However, the Company may do so only within that country and by using the same channels of distribution through which the product was sold during that one-year period.

    Some of the food and beverage trademarks and trademark applications were not distributed to Heinz for contribution to WW Foods. These trademarks and trademark applications include:

    - trademarks consisting of registrations in multiple trademark classes, where the classes include both food and beverage product classes and classes relating to other types of products or services;

    - pending applications that could not be transferred until a registration is granted;

    - trademark registrations and applications in countries that do not recognize ownership of trademarks by an entity such as WW Foods;

    - trademark registrations and applications in countries where the local law imposes restrictions or limitations on the ownership or registration of similar trademarks by unrelated parties; and

    - program information trademarks (as defined below).

    The Company retained legal ownership of these types of food and beverage trademarks, which the Company holds in custody for the benefit of WW Foods.

    At the closing of the Company's acquisition by Artal Luxembourg, the Company granted to Heinz an exclusive, worldwide, royalty-free license to use those food and beverage trademarks (or any portion covering food and beverage products) that the Company holds in custody for the benefit of WW Foods in connection with the other products licensed to Heinz by WW Foods. The Company has undertaken to contribute any of these custodial trademarks (or any portion covering food and beverage products) to WW Foods if WW Foods determines that the transfer may be achieved under local law. If local law does not permit an existing registration in multiple trademark classes to be severed so as to reflect separate ownership of registrations in food and beverage product classes from registrations in classes covering other types of products or services, (1) WW Foods will apply for new registrations to cover the food and beverage products, (2) the Company will cancel the portion of the multi-class registration covering food and beverage products upon issuance of the new registrations and
(3) the Company will retain ownership of all remaining portions of the multi-class registration. Heinz will pay the Company an annual fee of $1.2 million until September 2004 in exchange for the Company's serving as the custodian of the food and beverage trademarks held for the benefit of WW Foods.

OTHER MARKS

    The Company retains exclusive ownership of all service marks and trademarks other than food and beverage trademarks and, except for the rights granted to WW Foods and to Heinz, the Company has the exclusive right to use all these marks for any purpose, including their use as trademarks for all products other than food and beverage products.

PROGRAM STANDARDS

    The Company has exclusive control of the dietary principles to be followed in any eating or lifestyle regimen to facilitate weight loss or weight control employed by the classroom business such as WINNING POINTS. Except for specified limitations concerning products currently sold and extensions of existing product lines, Heinz may use the food and beverage related trademarks only on Heinz licensed products that have been specially formulated to be compatible with the Company's dietary principles. The Company has exclusive responsibility for enforcing compliance with its dietary principles.

PROGRAM INFORMATION AND PROGRAM INFORMATION TRADEMARKS

    The Company retains exclusive ownership of all program information, consisting of:

    - all information and know-how relating to any weight-loss program;

    - all terminology; and

    - all trademarks or service marks used to identify the programs or terminology.

    The Company granted an exclusive, worldwide, royalty-free license to WW Foods (for sublicense to Heinz) to use the terminology and the related trademarks and service marks, and the Company provided WW Foods (and through it, Heinz) with access to and a right to use this information as may be reasonably necessary to develop, manufacture or market food and beverage products in accordance with the Company's dietary principles. Heinz granted a worldwide, royalty-free license to WW Foods to use improvements that Heinz may develop in the course of its use of the Company's dietary principles or weight-loss program, which WW Foods sublicensed in turn to the Company.

THIRD PARTY LICENSES

    Under the licensing agreements, the Company assigned to Heinz all licenses that the Company previously granted to third parties, and Heinz retained all existing sublicenses granted by it to third parties under a license previously granted to Heinz that relate to the manufacture, distribution or sale of food and beverage products. Heinz assumed the Company's obligations under these third party licenses, and has the right to collect and keep all proceeds from them until September 2004. Ownership of these licenses, to the extent they pertain to products licensed to the Company by WW Foods, will be transitioned to the Company over the five-year period following the Company's acquisition by Artal Luxembourg. All proceeds from any of these licenses that cannot be transitioned to the Company by September 2004 will be collected by Heinz and paid over to the Company. Any sublicense that the Company or Heinz grants after the closing of the Company's acquisition by Artal Luxembourg relating to use of the Company's food and beverage related trademarks must conform to the terms of the WW Foods licenses granted to Heinz and the Company.

    Effective May 3, 2001, the Company agreed to manage these third party licenses under an agreement with Heinz dated April 30, 2001 for a fee equal to 5% of the royalties from these licenses. This agreement also grants the Company an option, exercisible in the Company's sole discretion, to buy the royalty stream from these licenses prior to September 29, 2004 at a price computed using a formula which adjusts for the then current royalty base, an assumed growth rate over the balance of the period, the 5% management fee, the custodial fee, an agreed discount rate and a tax rate.

HEINZ LICENSES

    Subsequent to its acquisition by Artal Luxembourg, the Company entered into three short-term licenses with Heinz and its affiliates regarding the manufacture and marketing of certain food products (not licensed to Heinz by WW Foods) under the Company's brand in the United Kingdom, Australia and in New Zealand through WW Foods as described above. These products were ones that were manufactured and marketed by Heinz prior to the Company's acquisition by Artal Luxembourg.

MANAGEMENT AGREEMENT

    Simultaneously with the closing of the Company's acquisition by Artal Luxembourg, the Company entered into a management agreement with The Invus Group, Ltd., the independent investment advisor to Artal Luxembourg. Under this agreement, The Invus Group provides the Company with management, consulting and other services in exchange for an annual fee equal to the greater of one million dollars or one percent of the Company's EBITDA (as defined in the indentures relating to the Company's senior subordinated notes). This agreement is terminable at the option of The Invus Group at any time or by the Company at any time after Artal Luxembourg owns less than a majority of the Company's voting stock.

CORPORATE AGREEMENT

    The Company has entered into a corporate agreement with Artal Luxembourg. The Company has agreed that, so long as Artal Luxembourg beneficially owns 10% or more, but less than a majority of the Company's then outstanding voting stock, Artal Luxembourg will have the right to nominate a number of directors approximately equal to that percentage multiplied by the number of directors on the Company's board. This right to nominate directors will not restrict Artal Luxembourg from nominating a greater number of directors.

    The Company has agreed with Artal Luxembourg that both Weight Watchers and Artal Luxembourg have the right to:

    - engage in the same or similar business activities as the other party;

    - do business with any customer or client of the other party; and

    - employ or engage any officer or employee of the other party.

Neither Artal Luxembourg nor the Company, nor the Company's respective related parties, will be liable to each other as a result of engaging in any of these activities.

    Under the corporate agreement, if one of the Company's officers or directors who also serves as an officer, director or advisor of Artal Luxembourg becomes aware of a potential transaction related primarily to the group education-based weight-loss business that may represent a corporate opportunity for both Artal Luxembourg and the Company, the officer, director or advisor has no duty to present that opportunity to Artal Luxembourg, and the Company will have the sole right to pursue the transaction if the Company's board so determines. If one of the Company's officers or directors who also serves as an officer, director or advisor of Artal Luxembourg becomes aware of any other potential transaction that may represent a corporate opportunity for both Artal Luxembourg and the Company, the officer or director will have a duty to present that opportunity to Artal Luxembourg, and Artal Luxembourg will have the sole right to pursue the transaction if Artal Luxembourg's board so determines. If one of the Company's officers or directors who does not serve as an officer, director or advisor of Artal Luxembourg becomes aware of a potential transaction that may represent a corporate opportunity for both Artal Luxembourg and the Company, neither the officer nor the director nor the Company have a duty to present that opportunity to Artal Luxembourg, and the Company may pursue the transaction if its board so determines.

    If Artal Luxembourg transfers, sells or otherwise disposes of the Company's then outstanding voting stock, the transferee will generally succeed to the same rights that Artal Luxembourg has under this agreement by virtue of its ownership of the Company's voting stock, subject to Artal Luxembourg's option not to transfer those rights.

WEIGHTWATCHERS.COM NOTE

    On September 10, 2001, the Company amended and restated its loan agreement with WeightWatchers.com, increasing the aggregate commitment thereunder to $34.5 million. The principal amount may be advanced at any time or from time to time prior to July 31, 2003. The note bears interest at 13% per year, beginning on January 1, 2002, which interest, except as set forth below, shall be paid semi-annually starting on March 31, 2002. All principal outstanding under this note will be payable in six semi-annual installments, starting on March 31, 2004. The note may be prepaid at any time in whole or in part, without penalty. Any borrowings over $26.2 million outstanding principal amount will begin bearing interest immediately. As of December 29, 2001, $34.5 million of principal was outstanding under this note.

WEIGHTWATCHERS.COM WARRANT AGREEMENTS

    Under the warrant agreements that the Company entered with WeightWatchers.com, the Company has received warrants to purchase an additional 6,394,997 shares of WeightWatchers.com's common stock in connection with the loans that the Company made to WeightWatchers.com under the note described above. These warrants will expire from November 24, 2009 to September 10, 2011 and may be exercised at a price of $7.14 per share of WeightWatchers.com's common stock until their expiration. The Company owns 19.8% of the outstanding common stock of WeightWatchers.com, or 38.7% on a fully diluted basis (including the exercise of all options and all the warrants the Company owns in WeightWatchers.com).

COLLATERAL ASSIGNMENT AND SECURITY AGREEMENT

    In connection with the WeightWatchers.com note, the Company entered into a collateral assignment and security agreement whereby the Company obtained a security interest in the assets of WeightWatchers.com. The Company's security interest in those assets will terminate when the note has been paid in full.

WEIGHTWATCHERS.COM INTELLECTUAL PROPERTY LICENSE

    The Company has entered into an amended and restated intellectual property license agreement with WeightWatchers.com that governs WeightWatchers.com's right to use the Company's trademarks and materials related to the Weight Watchers program.

    The amended and restated license agreement grants WeightWatchers.com the exclusive right to (1) use any of the Company's trademarks, service marks, logos, brand names and other business identifiers as part of a domain name for a website on the Internet; (2) use any of the domain names the Company owns;
(3) use any of the Company's trademarks on the Internet and any other similar or related forms of interactive digital transmission that now exists or may be developed later (provided that the Company and the Company's affiliates, franchisees, and licensees other than WeightWatchers.com can continue using the trademarks in connection with online advertising and promotion of activities conducted offline); and (4) use any materials related to the Weight Watchers program, including any text, artwork and photographs, and advertising, marketing and promotional materials on the Internet. The license agreement also grants WeightWatchers.com a non-exclusive right to (1) use any of the Company's trademarks to advertise any approved activities that relate to its online weight-loss business; and
(2) create derivative works. All rights granted to WeightWatchers.com must be used solely in connection with the conduct of its online weight-loss business.

    Beginning in January 2002, WeightWatchers.com will pay the Company a royalty of 10% of the net revenues it earns through its online activities.

    The Company retains exclusive ownership of all of the trademarks and materials that the Company licenses to WeightWatchers.com and of the derivative works created by WeightWatchers.com.

    All of the rights granted to WeightWatchers.com in the license agreement are subject to the Company's pre-existing agreements with third parties, including franchisees.

    The license agreement provides the Company with control over the use of its intellectual property. The Company has the right to approve any e-commerce activities, any materials, sublicenses, communication to consumers, products, privacy policy, strategies, marketing and operational plans WeightWatchers.com intends to use or implement in connection with its online weight-loss business. WeightWatchers.com is obligated to adhere to strict quality standards, usage guidelines and business criteria provided to WeightWatchers.com by the Company.

    WeightWatchers.com and the Company will jointly own user data collected through the website and both parties are required to adhere to the site's privacy policy.

WEIGHTWATCHERS.COM SERVICE AGREEMENT

    Simultaneously with the signing of the amended and restated intellectual property license, the Company entered into a service agreement with WeightWatchers.com, under which WeightWatchers.com provides the following types of services:

    - information distribution services, which include the hosting, displaying and distributing on the Internet of information relating to the Company and the Company's affiliates and franchisees;

    - marketing services, which include the hosting, displaying and distributing on the Internet of information relating to the Company's products and services such as the Company's classroom meetings, the WEIGHT WATCHERS MAGAZINE and AT HOME and similar products and services from the Company's affiliates and franchisees; and

    - customer communication services, which include establishing a means by which customers can communicate with the Company on the Internet to ask questions related to the Company's products and services and the products and services of the Company's affiliates and franchisees.

    The Company is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses.

WEIGHTWATCHERS.COM SHAREHOLDERS' AGREEMENT

    The Company entered into a shareholders' agreement with WeightWatchers.com, Inc., Artal Luxembourg and Heinz that governs the Company's and Artal Luxembourg's relationship with WeightWatchers.com as holders of its common stock. Heinz has sold all of its shares in WeightWatchers.com back to WeightWatchers.com and thus no longer has any rights under this agreement. Subsequent transferees of the Company and of Artal Luxembourg must, except for some limited exceptions, agree to be bound by the terms and provisions of the agreement.

    The shareholders' agreement imposes on the Company restrictions on the transfer of common stock of WeightWatchers.com until the earlier to occur of
(1) September 29, 2004 and (2) WeightWatchers.com's initial public offering of common stock under the Securities Act, except for certain exceptions. The Company has the right to participate pro rata in certain transfers of common stock of WeightWatchers.com by Artal Luxembourg, and Artal Luxembourg has the right to require the Company to participate on a pro rata basis in certain transfers of WeightWatchers.com's common stock by it.

WEIGHTWATCHERS.COM REGISTRATION RIGHTS AGREEMENT

    The Company entered into a registration rights agreement with WeightWatchers.com, Artal Luxembourg and Heinz with respect to the Company's shares in WeightWatchers.com. Heinz has resold all of its shares in WeightWatchers.com back to WeightWatchers.com and thus no longer has any rights under this agreement. The registration rights agreement grants Artal Luxembourg the right to require WeightWatchers.com to register its shares of WeightWatchers.com common stock upon demand and also grants the Company and Artal Luxembourg rights to register and sell shares of WeightWatchers.com's common stock in the event WeightWatchers.com conducts certain types of registered offerings.

WEIGHTWATCHERS.COM LEASE GUARANTEE

    The Company has guaranteed the performance of WeightWatchers.com's lease of its office space at 888 Seventh Avenue, New York, New York. The annual rental rate is $.5 million plus increases for operating expenses and real estate taxes. The lease expires in September 2003.

NELLSON CO-PACK AGREEMENT

    The Company entered into an agreement with Nellson Nutraceutical, a subsidiary of Artal Luxembourg, to purchase snack bar and powder products manufactured by Nellson Nutraceutical for sale at the Company's meetings. Under the agreement, Nellson Nutraceutical agreed to produce sufficient snack bar products to fill the Company's purchase orders within 30 days of Nellson Nutraceutical's receipt of these purchase orders, and the Company is not bound to purchase a minimum quantity of snack bar products. The Company purchased $18.7 million, $4.9 million and $4.3 million, respectively, of products from Nellson Nutraceutical during the fiscal year ended December 29, 2001, the eight months ended December 30, 2000 and the fiscal year ended April 29, 2000. The term of the agreement runs through December 31, 2004, and the Company has the option to renew the agreement for successive one-year periods by providing written notice to Nellson Nutraceutical.

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

(b). REPORTS ON FORM 8-K

    None.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                  COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS
                                ITEMS 14(A) 1&2

                                                               PAGES
                                                              --------
Consolidated Balance Sheets as of December 29, 2001,
  December 30, 2000 and April 29, 2000......................     F-2

Consolidated Statements of Operations for the fiscal year
  ended December 29, 2001, the eight months ended
  December 30, 2000, and the fiscal years ended April 29,
  2000 and April 24, 1999...................................     F-3

Consolidated Statements of Changes in Stockholders' Deficit,
  Parent Company Investment and Comprehensive Income for the
  fiscal year ended December 29, 2001, the eight months
  ended December 30, 2000, and the fiscal years ended
  April 29, 2000 and April 24, 1999.........................     F-4

Consolidated Statements of Cash Flows for the fiscal year
  ended December 29, 2001, the eight months ended
  December 30, 2000, and the fiscal years ended April 29,
  2000 and April 24, 1999...................................     F-5

Notes to Consolidated Financial Statements..................     F-6

Report of Independent Accountants...........................    F-44

Schedule II--Valuation and Qualifying Accounts and Reserves
  for the fiscal year ended December 29, 2001, the eight
  months ended December 30, 2000, and the fiscal years ended
  April 29, 2000 and April 24, 1999.........................    F-45

    All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
         AS OF DECEMBER 29, 2001, DECEMBER 30, 2000 AND APRIL 29, 2000
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                              DECEMBER 29,   DECEMBER 30,   APRIL 29,
                                                                  2001           2000         2000
                                                              ------------   ------------   ---------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $ 23,338       $ 44,501     $ 44,043
  Receivables (net of allowances:
    December 29, 2001 -- $726; December 30, 2000 -- $797;
    April 29, 2000 -- $609).................................      13,619         14,678       12,877
  Notes receivable, current.................................          --          2,106        2,791
  Foreign currency contract receivable......................          --          5,364           --
  Inventories, net..........................................      26,205         15,044        9,328
  Prepaid expenses..........................................      15,944         11,099        8,360
  Deferred income taxes.....................................       4,773            648           94
                                                                --------       --------     --------
    TOTAL CURRENT ASSETS....................................      83,879         93,440       77,493
Property and equipment, net.................................      10,725          8,145        7,001
Notes and other receivables, noncurrent.....................         325          5,601        7,045
Goodwill (net of accumulated amortization:
  December 29, 2001 -- $68,783; December 30, 2000 --
  $59,216; April 29, 2000 -- $55,430).......................     234,302        150,901      152,565
Trademarks and other intangible assets (net of accumulated
  amortization:
  December 29, 2001 -- $20,608; December 30, 2000 --
  $19,871; April 29, 2000 -- $19,423).......................       6,863          6,648        7,163
Deferred income taxes.......................................     136,281         67,207       67,574
Deferred financing costs, net...............................       9,164         13,513       14,666
Other noncurrent assets.....................................       1,309            762          700
                                                                --------       --------     --------
    TOTAL ASSETS............................................    $482,848       $346,217     $334,207
                                                                ========       ========     ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
  Short-term borrowings due to related party................    $  2,888       $  1,730     $  1,489
  Portion of long-term debt due within one year.............      15,699         14,120       14,120
  Accounts payable..........................................      17,698         11,989       12,362
  Salaries and wages........................................      15,133         10,544       10,125
  Accrued interest..........................................       7,810          9,662        4,082
  Accrued restructuring costs...............................         283          2,485        4,786
  Foreign currency contract payable.........................       2,811             --          486
  Other accrued liabilities.................................      23,529         23,215       19,583
  Income taxes..............................................       9,139          3,660        6,786
  Deferred revenue..........................................      13,020          5,836        4,632
                                                                --------       --------     --------
    TOTAL CURRENT LIABILITIES...............................     108,010         83,241       78,451
Long-term debt..............................................     458,320        456,530      460,510
Deferred income taxes.......................................       3,169          3,107        2,941
Other.......................................................         870            121          546
                                                                --------       --------     --------
    TOTAL LONG-TERM DEBT AND OTHER LIABILITIES..............     462,359        459,758      463,997
                                                                ========       ========     ========
Commitments and contingencies
Redeemable preferred stock..................................      25,996         25,996       25,875
SHAREHOLDERS' DEFICIT
Common stock, $0 par 1,000,000 shares authorized; 111,988
  shares issued; outstanding 105,500 shares at December 29,
  2001 and 111,988 at December 30, 2000 and April 29,
  2000......................................................          --             --           --
Treasury stock, at cost, 6,488 shares at December 29,
  2001......................................................     (26,196)            --           --
Accumulated deficit.........................................     (73,998)      (216,507)    (231,663)
Accumulated other comprehensive loss........................     (13,323)        (6,271)      (2,453)
                                                                --------       --------     --------
    TOTAL SHAREHOLDERS' DEFICIT.............................    (113,517)      (222,778)    (234,116)
                                                                --------       --------     --------
    TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
      SHAREHOLDERS' DEFICIT.................................    $482,848       $346,217     $334,207
                                                                ========       ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001, THE EIGHT MONTHS ENDED
DECEMBER 30, 2000, AND THE FISCAL YEARS ENDED APRIL 29, 2000 AND APRIL 24, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                  DECEMBER 29,   DECEMBER 30,   APRIL 29,    APRIL 24,
                                                      2001           2000          2000         1999
                                                  ------------   ------------   ----------   ----------
                                                   (52 WEEKS)     (35 WEEKS)    (52 WEEKS)   (53 WEEKS)
Meeting fees, net...............................    $415,680       $184,102      $276,103     $266,140
Product sales and other, net....................     208,190         89,073       123,471       98,468
                                                    --------       --------      --------     --------
  Revenues, net.................................     623,870        273,175       399,574      364,608
Cost of revenues................................     286,436        139,283       201,389      178,925
                                                    --------       --------      --------     --------
  Gross profit..................................     337,434        133,892       198,185      185,683
Marketing expenses..............................      69,716         26,986        51,453       52,856
Selling, general and administrative expenses....      73,029         34,424        53,759       51,501
Transaction costs...............................          --             --         8,345           --
                                                    --------       --------      --------     --------
  Operating income..............................     194,689         72,482        84,628       81,326
Interest expense (income).......................      54,537         37,125        31,079       (7,168)
Other expense (income), net.....................      13,181         14,334       (13,367)       2,659
                                                    --------       --------      --------     --------
  Income before income taxes, minority interest
    and extraordinary item......................     126,971         21,023        66,916       85,835
(Benefit from) provision for income taxes.......     (23,198)         5,857        28,323       36,360
                                                    --------       --------      --------     --------
  Income before minority interest and
    extraordinary item..........................     150,169         15,166        38,593       49,475
Minority interest...............................         107            147           834        1,493
                                                    --------       --------      --------     --------
  Income before extraordinary item..............     150,062         15,019        37,759       47,982
Extraordinary charge on early extinguishment of
  debt, net of taxes of $1,784..................       2,875             --            --           --
                                                    --------       --------      --------     --------
  Net income....................................    $147,187       $ 15,019      $ 37,759     $ 47,982
                                                    ========       ========      ========     ========
Preferred stock dividends.......................       1,500          1,000           875           --
                                                    --------       --------      --------     --------
  Net income available to common shareholders...    $145,687       $ 14,019      $ 36,884     $ 47,982
                                                    ========       ========      ========     ========
Basic net income per share:
  Income before extraordinary item..............    $   1.37       $   0.13      $   0.20     $   0.17
  Extraordinary item, net of taxes..............       (0.03)            --            --           --
                                                    --------       --------      --------     --------
  Net income....................................    $   1.34       $   0.13      $   0.20     $   0.17
                                                    ========       ========      ========     ========
Diluted net income per share:
  Income before extraordinary item..............    $   1.34       $   0.13      $   0.20     $   0.17
  Extraordinary item, net of taxes..............       (0.03)            --            --           --
                                                    --------       --------      --------     --------
  Net income....................................    $   1.31       $   0.13      $   0.20     $   0.17
                                                    ========       ========      ========     ========
Weighted average common shares outstanding:
  Basic.........................................     108,676        111,988       182,206      276,430
                                                    ========       ========      ========     ========
  Diluted.......................................     110,975        112,171       182,206      276,430
                                                    ========       ========      ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT, PARENT
                  COMPANY INVESTMENT AND COMPREHENSIVE INCOME
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001,
                 THE EIGHT MONTHS ENDED DECEMBER 30, 2000, AND
            THE FISCAL YEARS ENDED APRIL 29, 2000 AND APRIL 24, 1999
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                   ACCUMULATED
                                            COMMON STOCK         TREASURY STOCK      ADDITIONAL       OTHER
                                         -------------------   -------------------    PAID IN     COMPREHENSIVE    ACCUMULATED
                                          SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL          LOSS          DEFICIT
                                         --------   --------   --------   --------   ----------   --------------   ------------
Balance at April 25, 1998..............   276,430
Comprehensive Income:
  Net income...........................
  Translation adjustment...............
Total Comprehensive Income.............
Net Parent settlements.................
Dividend...............................
---------------------------------------------------------------
Balance at April 24, 1999.                27248,948     248,948
Net Parent settlements.................
Recapitalization and settlement of
  Parent company investment............  (164,442)        --         --         --    $(72,100)      $(12,764)      $(268,547)
Deferred tax asset.....................                                                 72,100
Comprehensive Income:
  Net income...........................                                                                                37,759
  Translation adjustment...............                                                                10,311
Total Comprehensive Income.............
Preferred stock dividend...............                                                                                  (875)
-------------------------------------------------------------------------------------------------------------------------------
Balance at April 29, 2000..............   111,988         --         --         --          --         (2,453)       (231,663)
Elimination of foreign subsidiaries one
  month reporting lag effective April
  30, 2000.............................                                                                                 1,137
Comprehensive Income:
  Net income...........................                                                                                15,019
  Translation adjustment...............                                                                (3,818)
Total Comprehensive Income.............
Preferred stock dividend...............                                                                                (1,000)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 2000...........   111,988         --         --         --          --         (6,271)       (216,507)
Comprehensive Income:
  Net income...........................                                                                               147,187
  Translation adjustment...............                                                                (3,132)
  Changes in fair value of derivatives
    accounted for as hedges............                                                                (3,920)
Total Comprehensive Income.............
Preferred stock dividend...............                                                                                (1,500)
Purchase of treasury stock.............                           6,719   $(27,132)
Stock options exercised................                             (93)       375                                       (177)
Sale of common stock...................                            (138)       561                                        (36)
Cost of public equity offering.........                                                                                (2,965)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 29, 2001...........   111,988         --      6,488   $(26,196)   $     --       $(13,323)      $ (73,998)
                                         ======================================================================================

Balance at April 25, 1998..............   $229,089    $ 229,089
Comprehensive Income:
  Net income...........................     47,982       47,982
  Translation adjustment...............     19,660       19,660
                                                      ---------
Total Comprehensive Income.............                  67,642
                                                      ---------
Net Parent settlements.................    (42,851)     (42,851)
Dividend...............................     (4,932)      (4,932)
Net Parent settlements.................   (252,883)    (252,883)
Recapitalization and settlement of
  Parent company investment............      3,935     (349,476)
Deferred tax asset.....................                  72,100
Comprehensive Income:
  Net income...........................                  37,759
  Translation adjustment...............                  10,311
                                                      ---------
Total Comprehensive Income.............                  48,070
                                                      ---------
Preferred stock dividend...............                    (875)
---------------------------------------
Balance at April 29, 2000..............         --     (234,116)
Elimination of foreign subsidiaries one
  month reporting lag effective April
  30, 2000.............................                   1,137
Comprehensive Income:
  Net income...........................                  15,019
  Translation adjustment...............                  (3,818)
                                                      ---------
Total Comprehensive Income.............                  11,201
                                                      ---------
Preferred stock dividend...............                  (1,000)
---------------------------------------
Balance at December 30, 2000...........         --     (222,778)
Comprehensive Income:
  Net income...........................                 147,187
  Translation adjustment...............                  (3,132)
  Changes in fair value of derivatives
    accounted for as hedges............                  (3,920)
                                                      ---------
Total Comprehensive Income.............                 140,135
                                                      ---------
Preferred stock dividend...............                  (1,500)
Purchase of treasury stock.............                 (27,132)
Stock options exercised................                     198
Sale of common stock...................                     525
Cost of public equity offering.........                  (2,965)
---------------------------------------
Balance at December 29, 2001...........   $     --    $(113,517)
                                         ======================

   The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001,
                 THE EIGHT MONTHS ENDED DECEMBER 30, 2000, AND
            THE FISCAL YEARS ENDED APRIL 29, 2000 AND APRIL 24, 1999
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                              DECEMBER 29,   DECEMBER 30,   APRIL 29,    APRIL 24,
                                                                  2001           2000          2000         1999
                                                              ------------   ------------   ----------   ----------
                                                               (52 WEEKS)     (35 WEEKS)    (53 WEEKS)   (52 WEEKS)
Operating activities:
  Net income................................................    $147,187       $ 15,019      $ 37,759     $ 47,982
  Adjustments to reconcile net income to cash provided by
    operating activities:
  Depreciation and amortization.............................      13,243          6,607         9,286        9,586
  Amortization of deferred financing costs..................       2,097          1,282         1,112           --
  Deferred tax (benefit) provision..........................     (71,069)           104         8,541        9,279
  Unrealized loss (gain) on derivative instruments..........       1,125         (5,815)          499           --
  Accounting for equity investment..........................      17,344         17,604            --           --
  Elimination of foreign subsidiaries one month reporting
  lag.......................................................          --          1,206            --           --
  Allowance for doubtful accounts...........................       6,330            198          (385)         118
  Reserve for inventory obsolescence, other.................       2,718          3,993         3,360        1,923
  Foreign currency exchange rate gain.......................      (6,496)            --            --           --
  Extraordinary charges from early extinguishment of debt...       2,875             --            --           --
  Other items, net..........................................         191           (954)       (2,492)          38
  Changes in cash due to:
    Receivables.............................................         231         (2,746)       13,424       (7,277)
    Inventories.............................................     (11,895)        (8,902)       (5,177)      (1,849)
    Prepaid expenses........................................      (5,605)        (3,592)         (801)      (1,454)
    Due from related parties................................       1,158            241       (14,765)       3,693
    Accounts payable........................................       5,201           (303)       (1,512)       3,083
    Accrued liabilities.....................................       1,985          6,862         5,281      (10,076)
    Deferred revenue........................................       7,290          1,043        (1,753)        (716)
    Income taxes............................................       7,654         (2,975)       (2,492)       3,571
                                                                --------       --------      --------     --------
    Cash provided by operating activities...................     121,564         28,872        49,885       57,901
                                                                --------       --------      --------     --------
Investing activities:
  Capital expenditures......................................      (3,834)        (3,626)       (1,874)      (2,474)
  Advances and interest in equity investment................     (17,344)       (15,604)           --           --
  Acquisitions..............................................     (97,877)            --            --           --
  Acquisitions of minority interest.........................          --         (2,400)      (15,900)          --
  Other items, net..........................................      (1,063)             3        (1,867)        (565)
                                                                --------       --------      --------     --------
    Cash used for investing activities......................    (120,118)       (21,627)      (19,641)      (3,039)
                                                                --------       --------      --------     --------
Financing activities:
  Net increase (decrease) in short-term borrowings..........         748            (34)       (5,455)         856
  Proceeds from borrowings..................................      60,042             --       491,260           --
  Repurchase of common stock................................          --             --      (324,476)          --
  Payment of dividends......................................      (1,500)          (879)       (2,796)     (10,368)
  Payments on long-term debt................................     (50,813)        (7,060)       (3,530)      (1,081)
  Deferred financing cost...................................      (2,406)            --       (15,861)          --
  Net Parent settlements....................................          --             --      (131,030)     (37,076)
  Purchase of treasury stock................................     (27,132)            --            --           --
  Cost of public equity offering............................      (1,017)            --            --           --
  Proceeds from sale of common stock........................         525
  Proceeds from stock options exercised.....................         198             --            --           --
                                                                --------       --------      --------     --------
    Cash (used for) provided by financing activities........     (21,355)        (7,973)        8,112      (47,669)
                                                                --------       --------      --------     --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (1,254)         1,186       (13,828)         493
Net (decrease) increase in cash and cash equivalents........     (21,163)           458        24,528        7,686
Cash and cash equivalents, beginning of fiscal
  year/period...............................................      44,501         44,043        19,515       11,829
                                                                --------       --------      --------     --------
Cash and cash equivalents, end of fiscal year/period........    $ 23,338       $ 44,501      $ 44,043     $ 19,515
                                                                ========       ========      ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

    Weight Watchers International, Inc. (the "Company") operates and franchises territories offering weight loss and control programs through the operation of classroom type meetings to the general public in the United States, Canada, Mexico, the United Kingdom, Continental Europe, Australia, New Zealand, South Africa, and Brazil.

RECAPITALIZATION:

    On September 29, 1999, the Company entered into a recapitalization and stock purchase agreement (the "Transaction") with its former parent, H.J. Heinz Company ("Heinz"). In connection with the Transaction, the Company effectuated a stock split of 58,747.6 shares for each share outstanding. The Company then redeemed 164,442 shares of common stock from Heinz for $349,500. The number of shares of the Company's common stock that was authorized and outstanding prior to the Transaction has been adjusted to reflect the stock split. The $349,500 consisted of $324,500 of cash and $25,000 of the Company's redeemable Series A Preferred Stock. After the redemption, Artal Luxembourg S.A. ("Artal") purchased 94% of the Company's remaining common stock from Heinz for $223,700. The recapitalization and stock purchase was financed through borrowings under credit facilities amounting to approximately $237,000 and the issuance of Senior Subordinated Notes amounting to $255,000, due 2009. The balance of the borrowings was utilized to refinance debt incurred prior to the Transaction relating to the transfer of ownership and acquisition of the minority interest in the Weight Watchers businesses that operate in Australia and New Zealand. The acquisition of the minority interest resulted in approximately $15,900 of goodwill. In connection with the Transaction, the Company incurred approximately $8,300 in transaction costs and $15,900 in deferred financing costs. For U.S. Federal and State tax purposes, the Transaction was treated as a taxable sale under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended. As a result, for tax purposes, the Company recorded a step-up in the tax basis of net assets. For financial reporting purposes, a valuation allowance of approximately $72,100 was established against the corresponding deferred tax asset of $144,200.

WEIGHCO ACQUISITION:

    On January 16, 2001, the Company acquired certain business assets of Weighco Enterprises, Inc., Weighco of Northwest, Inc. and Weighco of Southwest, Inc. ("Weighco"), for an aggregate purchase price of $83,800. See Note 3.

STOCK SPLIT:

    On October 29, 2001, the Company's board of directors declared a 4.70536-for-one stock split, which became effective concurrent with the effective date, November 15, 2001, of the registration statement filed by the Company in connection with its initial public offering ("IPO"). All common shares and per share amounts have been retroactively restated for the stock split. In addition, stock options and the respective exercise prices have been amended to reflect this split.

COMMON STOCK OFFERING:

    On November 15, 2001, the Company traded 17,400 shares of its common stock on the New York Stock Exchange at an initial price to the public of $24.00 per share. The Company did not receive any

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION (CONTINUED)
of the proceeds from the sale of shares of the Company's common stock pursuant to this initial public offering.

    Simultaneous with the Transaction, the Company entered into a Registration Rights Agreement with Artal, under which the Company is obligated at the request of Artal, to register its common stock with the Securities and Exchange Commission and pay all costs associated with such registration. As a result, all costs incurred in connection with the Company's common stock offering have been recorded in shareholders' deficit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN FISCAL YEAR:

    The Company changed its fiscal year from the last Saturday of April to the Saturday closest to December 31st effective with the eight months commencing April 30, 2000.

    The following table presents certain financial information for the eight months ended December 30, 2000 and December 18, 1999.

                                                           EIGHT MONTHS ENDED
                                                         -----------------------
                                                          DECEMBER     DECEMBER
                                                            2000         1999
                                                         (35 WEEKS)   (34 WEEKS)
                                                         ----------   ----------
                                                               (UNAUDITED)
Revenues, net..........................................   $273,175     $236,974
Gross profit...........................................   $133,892     $114,592
Income before income taxes and minority interest.......   $ 21,023     $ 39,020
Provision for income taxes.............................   $  5,857     $ 15,150
Income before minority interest........................   $ 15,166     $ 23,870
Minority interest......................................   $    147     $    694
Net Income.............................................   $ 15,019     $ 23,176

CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. In order to facilitate timely reporting in prior periods, certain foreign subsidiaries ended their fiscal years one month prior to the Company's fiscal year end with no material impact on the consolidated financial statements. The one-month lag was eliminated effective April 30, 2000. The effect on net income of these subsidiaries for the period March 31, 2000 through April 29, 2000 was $1,137 and was adjusted to opening accumulated deficit at April 30, 2000.

USE OF ESTIMATES:

    The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

TRANSLATION OF FOREIGN CURRENCIES:

    For all foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss).

CASH EQUIVALENTS:

    Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less.

INVENTORIES:

    Inventories, which consist of finished goods, are stated at the lower of cost or market on a first-in, first-out basis, net of reserves for obsolescence and shrinkage.

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

IMPAIRMENT OF LONG LIVED ASSETS:

    The Company follows the provisions of Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." This statement requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

    In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. SFAS No. 144 is effective for the Company beginning
December 30, 2001. The Company does not expect the adoption of SFAS No. 144 to have a material impact on the Company's fiscal 2002 financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTANGIBLES:

    Goodwill, trademarks and other intangibles arising from acquisitions, including the acquisition of previously franchised areas, are being amortized on a straight-line basis over periods ranging from 3 to 40 years. Amortization of goodwill, trademarks and other intangibles for the fiscal year ended
December 29, 2001, the eight months ended December 30, 2000, and the fiscal years ended April 29, 2000 and April 24, 1999 was $10,511, $4,515, $6,304 and
$4,228, respectively.

    During 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Effective December 30, 2001, the Company will no longer be required to amortize indefinite life goodwill and intangible assets as a charge to earnings for acquisitions completed prior to June 30, 2001. For acquisitions completed after June 30, 2001, the provisions of SFAS No. 141 and 142 were effective immediately.

    In addition, the Company will be required to conduct an annual review of goodwill and other intangible assets for potential impairment. The Company estimates that the adoption of these standards will reduce amortization expense for fiscal 2002 by approximately $6,400, net of taxes.

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

ADVERTISING COSTS:

    Advertising costs consist primarily of national and local direct mail, television, and spokesperson's fees. All costs related to advertising are expensed in the period incurred. Total advertising expenses for the fiscal year ended December 29, 2001, the eight months ended December 30, 2000, and the fiscal years ended April 29, 2000 and April 24, 1999 were $66,749, $25,792, $48,027 and $48,800, respectively.

INCOME TAXES:

    The Company provides for taxes based on current taxable income and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of its assets and liabilities. Under SFAS
No. 109, "Accounting for Income Taxes", assets and liabilities acquired in purchase business combinations are assigned their fair values and deferred taxes are provided for lower or higher tax bases.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DERIVATIVE INSTRUMENTS AND HEDGING:

    The Company enters into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce the currency risk associated with fluctuating exchange rates. These contracts are used primarily to hedge certain intercompany cash flows and for payments arising from some of the Company's foreign currency denominated obligations. In addition, the Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt.

    Effective December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in earnings or accumulated other comprehensive income (loss), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income (loss) will be included in earnings in the periods in which earnings are affected by the hedged item. As of December 31, 2000, the adoption of these new standards resulted in an adjustment of $5,086 ($3,204 net of taxes) to accumulated other comprehensive loss.

INVESTMENTS:

    The Company uses the cost method to account for investments in which the Company holds 20% or less of the investee's voting stock and the Company does not have significant influence. Where the Company holds 50% or less of the investee's voting stock or where the Company has the ability to exercise significant influence over operating and financial policies of the investee, the investment is accounted for under the equity method.

DEFERRED FINANCING COSTS:

    Deferred financing costs consist of costs associated with the establishment of the Company's credit facilities resulting from the Transaction. During the fiscal year ended December 29, 2001, the Company incurred additional deferred financing costs of $2,406 associated with the Weighco acquisition and refinancing of its credit facilities. Such costs are being amortized using the interest rate method over the term of the related debt. Amortization expense for the fiscal year ended December 29, 2001, the eight months ended December 30, 2000 and the fiscal year ended April 29, 2000 was $2,097, $1,282 and $1,112, respectively. In connection with the refinancing, the Company recognized an extraordinary charge on the early extinguishment of debt of $2,875, net of taxes. See Note 5.

COMPREHENSIVE INCOME:

    Other comprehensive income represents the change in shareholders' deficit resulting from transactions other than shareholder investments and distributions. The Company's comprehensive income includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECENTLY ISSUED ACCOUNTING STANDARDS:

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company beginning December 29, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its consolidated financial position or results of operations.

    In June 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which is effective no later than periods beginning after December 15, 2001. EITF Issue No 00-14 addresses the recognition, measurement and statement of earnings classification for certain sales incentive. EITF Issue No. 00-14 is effective for the Company beginning December 30, 2001. The Company has determined that the impact of adoption or subsequent application of EITF Issue No. 00-14 will not have a material effect on its consolidated results of operations.

RECLASSIFICATION:

    Certain prior year amounts have been reclassified to conform to the current year presentation.

3. ACQUISITIONS

    On September 4, 2001, the Company completed the acquisition of Weight Watchers of Oregon, Inc., for an aggregate purchase price of $13,500. Substantially all of the purchase price in excess of the net assets acquired was recorded as goodwill. The acquisition has been accounted for under the provisions of SFAS No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by the purchase method of accounting, thereby eliminating the pooling-of-interests methods of accounting.

    On January 16, 2001, the Company completed the acquisition of Weighco, for an aggregate purchase price of $83,800 plus acquisition costs of $577. Assets acquired include inventory ($1,884) and property and equipment ($1,801). The excess of investment over the net book value of assets acquired at the date of acquisition resulted in goodwill of $80,692. The acquisition was financed through additional borrowings of $60,000 obtained pursuant to the Company's Amended and Restated Credit Agreement, dated January 16, 2001, and cash from operations.

    These acquisitions have been accounted for under the purchase method of accounting and accordingly, earnings have been included in the consolidated operating results of the Company since the date of acquisition.

    The following table presents unaudited pro forma financial information that reflects the consolidated results of operations of the Company, including Weighco, as if the acquisition had occurred as of the beginning of the period. This pro forma information does not necessarily reflect the

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS (CONTINUED)
actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated companies.

                                                                 PRO FORMA
                                                             EIGHT MONTHS ENDED
                                                                DECEMBER 30,
                                                                    2000
                                                             ------------------
Revenue....................................................       $306,509
Net income.................................................       $ 17,257
Per share information:
Basic and diluted earnings per share.......................       $   0.15

4. PROPERTY AND EQUIPMENT

    The components of property and equipment were:

                                                             DECEMBER 29,   DECEMBER 30,   APRIL 29,
                                                                 2001           2000         2000
                                                             ------------   ------------   ---------
Leasehold improvements.....................................     $18,059        $19,218      $17,954
Equipment..................................................      36,071         31,921       30,900
                                                                -------        -------      -------
                                                                 54,130         51,139       48,854
Less: Accumulated depreciation and amortization............      43,494         43,006       41,911
                                                                -------        -------      -------
                                                                 10,636          8,133        6,943
Construction in progress...................................          89             12           58
                                                                -------        -------      -------
                                                                $10,725        $ 8,145      $ 7,001
                                                                =======        =======      =======

    Depreciation and amortization expense of property and equipment for the fiscal year ended December 29, 2001, the eight months ended December 30, 2000, and the fiscal years ended April 29, 2000 and April 24, 1999 was $2,732, $2,162, $2,982 and $3,487, respectively.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. LONG-TERM DEBT

                                               DECEMBER 29, 2001      DECEMBER 30, 2000        APRIL 29, 2000
                                              --------------------   --------------------   --------------------
                                                         EFFECTIVE              EFFECTIVE              EFFECTIVE
                                              BALANCE      RATE      BALANCE      RATE      BALANCE      RATE
                                              --------   ---------   --------   ---------   --------   ---------
EURO 100.0 million 13% Senior Subordinated
  Notes due 2009............................  $ 88,380     13.00%    $ 94,240     13.00%    $ 91,160     13.00%
US $150.0 million 13% Senior Subordinated
  Notes due 2009............................   150,000     13.00%     150,000     13.00%     150,000     13.00%
Term A Loan due 2005........................    63,639      6.95%      65,625      9.81%      71,875      9.22%
Term B Loan due 2007........................   108,000      8.25%      74,438     10.95%      74,813     10.04%
Transferable Loan Certificate due 2007......    64,000      8.25%      86,347     10.95%      86,782     10.04%
                                              --------               --------               --------
                                               474,019                470,650                474,630
Less Current Portion........................    15,699                 14,120                 14,120
                                              --------               --------               --------
                                              $458,320               $456,530               $460,510
                                              ========               ========               ========

    In connection with the Transaction, the Company entered into a credit facility ("Credit Facility") with The Bank of Nova Scotia, Credit Suisse First Boston and certain other lenders providing (i) a $75,000 term loan A facility ("Term Loan A"), (ii) a $75,000 term loan B facility ("Term Loan B"), (iii) an $87,000 transferable loan certificate ("TLC") and (iv) a revolving credit facility with borrowings up to $30,000 ("Revolving Credit Facility"). The Credit Facility was amended and restated on January 16, 2001 to provide for an additional $50,000 in borrowings in connection with the acquisition of Weighco (see Note 3) as follows: (i) Term Loan A was increased by $15,000, (ii) the Revolving Credit Facility was increased by $15,000 to $45,000 and (iii) a new $20,000 term loan D facility ("Term Loan D"). On December 21, 2001, the Amended and Restated Credit Facility dated January 16, 2001 was refinanced as follows:
(i) Term Loan B, Term Loan D and the TLC in the amount of $71,000, $19,000 and $82,000, respectively were repaid and replaced with a new Term Loan B of $108,000 and a new TLC of $64,000. No additional borrowings were incurred. Borrowings under the Credit Facility are paid quarterly and bear interest at a rate equal to LIBOR plus (a) in the case of Term Loan A and the Revolving Credit Facility, 1.75% or, at the Company's option, the alternate base rate, as defined, plus 0.75% and, (b) in the case of Term Loan B and the TLC, 2.50% or, at the Company's option, the alternate base rate plus 1.50%. At December 29, 2001, the interest rates were 3.73% for Term Loan A, 4.40% for Term Loan B, and 4.43% for the TLC. All assets of the Company collateralize the Credit Facility.

    In addition, as part of the Transaction, the Company issued $150,000 USD denominated and 100,000 EUR denominated principal amount of 13% Senior Subordinated Notes due 2009 (the "Notes") to qualified institutional buyers. At December 29, 2001, the 100,000 EUR notes translated into 88,380 USD denominated equivalent. The impact of the change in foreign exchange rates related to euro denominated debt is reflected in the income statement. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year. The Company uses interest rate swaps and foreign currency forward contracts in association with its debt. The Notes are uncollateralized senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Credit Facility. The notes are guaranteed by certain subsidiaries of the Company.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. LONG-TERM DEBT (CONTINUED)
    The Credit Facility contains a number of covenants that, among other things, restrict the Company's ability to dispose of assets, incur additional indebtedness, or engage in certain transactions with affiliates and otherwise restrict the Company's corporate activities. In addition, under the Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios.

    The aggregate amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:

2002.                                                         $ 15,699
2003........................................................    20,161
2004........................................................    17,630
2005........................................................    17,029
2006........................................................     1,720
2007 and thereafter.........................................   401,780
                                                              --------
                                                              $474,019
                                                              ========

6. REDEEMABLE PREFERRED STOCK

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

    On March 1, 2002, the Company redeemed all of the Company's Series A Preferred Stock held by Heinz for a redemption price of $25,000 plus accrued and unpaid dividends.

7. TREASURY STOCK

    On April 18, 2001, the Company entered into a Put/Call Agreement with Heinz, pursuant to which Heinz acquired the right and option to sell during the period ending on or before May 15, 2002, and the Company acquired the right and option to purchase after that date and on or before August 15, 2002, 6,719 shares of the common stock of the Company owned by Heinz. Under this agreement, during the fiscal year ended December 29, 2001, Heinz has sold all of its shares to the Company at fair value for an aggregate purchase price of $27,132, which was funded with cash from operations. Heinz no longer holds any common stock of the Company.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. EARNINGS PER SHARE

    Basic earnings per share ("EPS") computations are calculated utilizing the weighed average number of common shares outstanding during the periods presented. Diluted EPS includes the weighted average number of common shares outstanding and the effect of common stock equivalents. The following table sets forth the computation of basic and diluted EPS.

                                                                 EIGHT MONTHS
                                                                    ENDED
                                                  DECEMBER 29,   DECEMBER 30,   APRIL 29,   APRIL 24,
                                                      2001           2000         2000        1999
                                                  ------------   ------------   ---------   ---------
Numerator:
  Net income....................................    $147,187       $ 15,019     $ 37,759    $ 47,982
  Preferred stock dividends.....................       1,500          1,000          875          --
                                                    --------       --------     --------    --------
    Numerator for basic and diluted EPS-income
      available to common shareholders..........    $145,687       $ 14,019     $ 36,884    $ 47,982
                                                    ========       ========     ========    ========
    Numerator for basic and diluted EPS-
      extraordinary item, net of taxes..........    $  2,875       $     --     $     --    $     --
                                                    ========       ========     ========    ========
    Numerator for basic and diluted EPS-income
      before extraordinary item.................    $148,562       $ 14,019     $ 36,884    $ 47,982
                                                    ========       ========     ========    ========
Denominator:
    Denominator for basic EPS-weighted-average
      shares....................................     108,676        111,988      182,206     276,430
    Effect of dilutive securities:
      Stock options.............................       2,299            183           --          --
                                                    --------       --------     --------    --------
    Denominator for diluted EPS-weighted-average
      shares....................................     110,975        112,171      182,206     276,430
                                                    ========       ========     ========    ========
EPS:
    Basic EPS:
    Income before extraordinary item............    $   1.37       $   0.13     $   0.20    $   0.17
    Extraordinary item, net of taxes............       (0.03)            --           --          --
                                                    --------       --------     --------    --------
        Net income..............................    $   1.34       $   0.13     $   0.20    $   0.17
                                                    ========       ========     ========    ========
    Diluted EPS:
      Income before extraordinary item..........    $   1.34       $   0.13     $   0.20    $   0.17
      Extraordinary item, net of taxes..........       (0.03)            --           --          --
                                                    --------       --------     --------    --------
        Net income..............................    $   1.31       $   0.13     $   0.20    $   0.17
                                                    ========       ========     ========    ========

9. STOCK PLANS

WEIGHT WATCHERS INCENTIVE COMPENSATION PLANS:

    On December 16, 1999, the board of directors adopted the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries (the "Plan"). The Plan is designed to promote the long-term financial interests and growth of the Company and its subsidiaries by attracting and

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. STOCK PLANS (CONTINUED)
retaining management with the ability to contribute to the success of the business. The Plan is to be administered by the board of directors or a committee thereof.

    Under the stock purchase component of the plan discussed above, 1,639 shares of common stock were sold to 45 members of the Company's management group at a price of $2.13 to $4.04 per share.

    Under the option component of the Plan, grants may take the following forms in the committee's sole discretion: Incentive Stock Options, Other Stock Options (other than incentive options), Stock Appreciation Rights, Restricted Stock, Purchase Stock, Dividend Equivalent Rights, Performance Units, Performance Shares and Other Stock--Based Grants. The maximum number of shares available for grant under this plan was 5,647 shares of authorized common stock as of the effective date of the Plan. In 2001, the number of shares available for grant was increased to 7,058 shares.

    Pursuant to the option component of the Plan, the board of directors authorized the Company to enter into agreements under which certain members of management received Non-Qualified Time and Performance Stock Options providing them the opportunity to purchase shares of the Company's common stock at an exercise price of $2.13 to $4.04. The options are exercisable based on the terms outlined in the agreement. The exercise price was equivalent to the fair market value at the date of grant.

    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                          EIGHT MONTHS
                                                                              ENDED
                                                          DECEMBER 29,    DECEMBER 30,    APRIL 29,
                                                              2001            2000           2000
                                                          -------------   -------------   ----------
Dividened yield.........................................       0%              0%             0%
Volatility..............................................     34.6%             0%             0%
Risk-free interest rate.................................   5.1%-5.4%        5.9%-6.3%     6.5%-6.7%
Expected term (years)...................................      7.5              10             10

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. STOCK PLANS (CONTINUED)
    A summary of the Company's stock option activity is as follows:

                                                                     EIGHT MONTHS ENDED
                                        DECEMBER 29, 2001            DECEMBER 30, 2000              APRIL 29, 2000
                                    --------------------------   --------------------------   --------------------------
                                                   WEIGHTED                     WEIGHTED                     WEIGHTED
                                    NUMBER OF      AVERAGE       NUMBER OF      AVERAGE       NUMBER OF      AVERAGE
                                     SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                    ---------   --------------   ---------   --------------   ---------   --------------
Options outstanding,
  Beginning of year...............    5,301     $       2.13       4,934          $2.13            --          $  --
  Granted.........................      731     $       3.89         494          $2.13         4,934          $2.13
  Exercised.......................      (93)    $       2.13          --          $  --            --          $  --
  Cancelled.......................     (268)    $       2.13        (127)         $2.13            --          $  --
                                     ------                        -----                        -----
Options outstanding, end of
  year............................    5,671     $       2.35       5,301          $2.13         4,934          $2.13
Options exercisable, end of
  year............................    2,479     $       2.19       1,325          $2.13           164          $2.13
Options available for grant, end
  of year.........................    1,387                          346                          713
Weighted-average fair value of
  options granted during the
  year............................              $       1.89                      $0.98                        $1.03

    The weighted average remaining contractual life of options outstanding at December 29, 2001, December 30, 2000 and April 29, 2000 was 8.3, 8.9 and
9.5 years, respectively.

WEIGHTWATCHERS.COM STOCK INCENTIVE PLAN OF WEIGHT WATCHERS INTERNATIONAL, INC.
  AND SUBSIDIARIES:

    In April 2000, the board of directors adopted the WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries, pursuant to which selected employees were granted options to purchase shares of common stock of WeightWatchers.com, Inc. that are owned by the Company. The number of shares available for grant under this plan is 400 shares of authorized common stock of WeightWatchers.com, Inc. All options vest over a period of time, however, vesting of certain options may be accelerated if the Company achieves specified performance levels.

    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                    EIGHT MONTHS
                                                                       ENDED
                                                     DECEMBER 29,   DECEMBER 30,   APRIL 29,
                                                         2001           2000         2000
                                                     ------------   ------------   ---------
Dividend yield.....................................       0%             0%           0%
Volatility.........................................       0%             0%           0%
Risk-free interest rate............................   5.1%-5.4%      5.9%-6.3%       6.5%
Expected term (years)..............................       10             10           10

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. STOCK PLANS (CONTINUED)
    A summary of the Company's stock option activity is as follows:

                                                                     EIGHT MONTHS ENDED
                                        DECEMBER 29, 2001            DECEMBER 30, 2000              APRIL 29, 2000
                                    --------------------------   --------------------------   --------------------------
                                                   WEIGHTED                     WEIGHTED                     WEIGHTED
                                    NUMBER OF      AVERAGE       NUMBER OF      AVERAGE       NUMBER OF      AVERAGE
                                     SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                    ---------   --------------   ---------   --------------   ---------   --------------
Options outstanding,
  Beginning of year...............     173           $0.50           159          $0.50           --           $  --
    Granted.......................      --           $  --            14          $0.50          159           $0.50
    Exercised.....................      --           $  --            --          $  --           --           $  --
    Cancelled.....................      (9)          $0.50            --          $  --           --           $  --
                                       ---                         -----                         ---
Options outstanding, end of
  year............................     164           $0.50           173          $0.50          159           $0.50
Options exercisable, end of
  year............................      84           $0.50            43          $0.50           --           $0.50
Options available for grant, end
  of year.........................     236                           227                         241
Weighted-average fair value of
  options.........................                   $  --                        $0.23                        $0.16
granted during the year

    The weighted average remaining contractual life of options outstanding at December 29, 2001, December 30, 2000 and April 29, 2000 was 8.3, 9.3 and
10 years, respectively.

    The pro forma effect of SFAS No. 123 on the Company's financial statements would have been as follows under the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries and the WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries:

                                                                                    EIGHT
                                                                                    MONTHS
                                                                                    ENDED
                                                               DECEMBER 29,      DECEMBER 30,   APRIL 29,
                                                                   2001              2000         2000
                                                             -----------------   ------------   ---------
Net Income:
  As reported..............................................  $        147,187       $15,019      $37,759
  Pro forma................................................  $        146,629       $14,984      $37,170
EPS:
  As reported..............................................  $           1.34       $  0.13      $  0.20
  Pro forma................................................  $           1.34       $  0.12      $  0.20

HEINZ INCENTIVE COMPENSATION PLANS--PRIOR TO THE TRANSACTION:

    Certain qualifying employees of the Company were granted options to purchase Heinz common stock under Heinz's stock option plans. These options under the Plan have been granted at not less than market prices on the date of grant. Stock options granted have a maximum term of ten years. Vesting occurs from one to three years after the date of grant. Beginning in fiscal 1998, in order to place greater emphasis on creation of shareholder value, performance-accelerated stock options were

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. STOCK PLANS (CONTINUED)
granted to certain key executives. These options vest eight years after the grant date, subject to acceleration if predetermined share price goals are achieved.

    The pro forma effect of SFAS No. 123 on the Company's financial statements would have been as follows:

                                                              APRIL 24,
                                                                1999
                                                              ---------
Net Income:
  As reported...............................................   $47,982
  Pro forma.................................................    47,621
EPS:
  As reported...............................................   $  0.17
  Pro forma.................................................   $  0.17

    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              APRIL 24,
                                                                1999
                                                              ---------
Dividend yield..............................................     2.5%
Volatility..................................................    22.0%
Risk-free interest rate.....................................     5.1%
Expected term (years).......................................       5

10. INCOME TAXES

    The following tables summarizes the (benefit) provision for U.S. federal, state and foreign taxes on income:

                                                                   EIGHT MONTHS
                                                                      ENDED
                                                    DECEMBER 29,   DECEMBER 30,   APRIL 29,   APRIL 24,
                                                        2001           2000         2000        1999
                                                    ------------   ------------   ---------   ---------
Current:
  U.S federal.....................................    $ 27,550        $  234       $ 5,727     $11,997
  State...........................................       7,203           200         2,464       3,247
  Foreign.........................................      11,394         5,319        11,591      11,837
                                                      --------        ------       -------     -------
                                                      $ 46,147        $5,753       $19,782     $27,081
                                                      --------        ------       -------     -------
Deferred:
  U.S federal.....................................    $(59,665)       $   --       $ 7,800     $ 6,368
  State...........................................      (5,494)           --           368         312
  Foreign.........................................      (4,186)          104           373       2,599
                                                      --------        ------       -------     -------
                                                      $(69,345)       $  104       $ 8,541     $ 9,279
                                                      --------        ------       -------     -------
Total tax (benefit) provision.....................    $(23,198)       $5,857       $28,323     $36,360
                                                      ========        ======       =======     =======

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. INCOME TAXES (CONTINUED)
    The components of income before income taxes, minority interest and extraordinary item consist of the following:

                                                                   EIGHT MONTHS
                                                                      ENDED
                                                    DECEMBER 29,   DECEMBER 30,   APRIL 29,   APRIL 24,
                                                        2001           2000         2000        1999
                                                    ------------   ------------   ---------   ---------
Domestic..........................................    $ 92,903        $ 9,399      $33,538     $48,199
Foreign...........................................      34,068         11,624       33,378      37,636
                                                      --------        -------      -------     -------
                                                      $126,971        $21,023      $66,916     $85,835
                                                      ========        =======      =======     =======

    The difference between the U.S. federal statutory tax rate and the Company's consolidated effective tax rate are as follows:

                                                                    EIGHT MONTHS
                                                                       ENDED
                                                     DECEMBER 29,   DECEMBER 30,   APRIL 29,   APRIL 24,
                                                         2001           2000         2000        1999
                                                     ------------   ------------   ---------   ---------
U.S. federal statutory rate........................       35.0%          35.0%       35.0%       35.0%
Foreign income taxes...............................        0.8            4.0         1.7         3.5
States' income taxes (net of federal benefit)......        0.9            0.6         2.6         2.7
Goodwill amortization..............................        0.2            1.0         0.4         0.8
Other..............................................       (1.6)           1.3         2.6         0.4
Valuation allowance................................      (53.6)         (14.0)         --          --
                                                         -----          -----        ----        ----
Effective tax rate.................................      (18.3%)         27.9%       42.3%       42.4%
                                                         =====          =====        ====        ====

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. INCOME TAXES (CONTINUED)
    The deferred tax assets and deferred tax (liabilities) recorded on the balance sheet are as follows:

                                                             DECEMBER 29,   DECEMBER 30,   APRIL 29,
                                                                 2001           2000         2000
                                                             ------------   ------------   ---------
Depreciation/amortization..................................    $    509       $    333      $   304
Provision for estimated expenses...........................       1,756          2,702        1,771
Operating loss carryforwards...............................       4,186            953        4,369
Transaction expenses.......................................          --             --        2,933
WW.com loan................................................      12,765          6,513           --
Other......................................................         411            143          216
Amortization...............................................     129,837        139,642      135,329
Less: Valuation allowance..................................          --        (71,903)     (71,979)
                                                               --------       --------      -------
Total deferred tax assets..................................    $149,464       $ 78,383      $72,943
                                                               ========       ========      =======
Transaction expenses.......................................    $ (2,266)      $ (4,374)     $    --
Deferred income............................................      (5,799)        (5,764)      (4,985)
Other......................................................      (3,514)        (3,497)      (3,231)
                                                               --------       --------      -------
Total deferred tax liabilities.............................    $(11,579)      $(13,635)     $(8,216)
                                                               ========       ========      =======
Net deferred tax assets....................................    $137,885       $ 64,748      $64,727
                                                               ========       ========      =======

    On September 29, 1999 the Company effected a recapitalization and stock purchase agreement with its former parent, Heinz. For U.S. tax purposes, the Transaction was treated as a taxable sale under IRC section 338(h)(10), resulting in a step-up in the tax basis of net assets and, recognition of a deferred tax asset in the amount of $144,200. At the time of the Transaction, the Company determined that it was more likely than not that a portion of the deferred tax asset would not be utilized. Therefore, a valuation allowance of $72,100 was established against the corresponding deferred tax asset. Based on the Company's performance since the Transaction, the Company determined that the valuation allowance is no longer required. Accordingly, the provision for taxes for the fiscal year ended December 29, 2001 includes a one-time reversal (credit) of the remaining balance of the valuation allowance of $71,903 related to the Transaction.

    As of December 29, 2001, various foreign subsidiaries of the Company had net operating loss carry forwards of approximately $13,953, which can be carried forward indefinitely.

    As of December 29, 2001, the Company's undistributed earnings of foreign subsidiaries are no longer considered to be reinvested permanently. The Company will record a deferred tax liability or asset, if any, based on the expected type of taxable or deductible amounts in future years, taking into account any related foreign tax credits and withholding taxes. No deferred tax liability or asset was required to be recorded for undistributed earnings of foreign subsidiaries as of December 29, 2001.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. RELATED PARTY TRANSACTIONS

WEIGHTWATCHERS.COM:

    On September 29, 1999, the Company entered into a subscription agreement with WeightWatchers.com, Artal and Heinz under which Artal, Heinz and the Company purchased common stock of WeightWatchers.com for a nominal amount. The Company owns approximately 19.8% of WeightWatchers.com's common stock while Artal owns approximately 72.2% of WeightWatchers.com's common stock. The Company accounts for its investment in Weighwatchers.com under the equity method of accounting.

    Under warrant agreements dated November 24, 1999, October 1, 2000, May 3, 2001, and September 10, 2001, the Company has received warrants to purchase an additional 6,395 shares of WeightWatchers.com's common stock in connection with the loans that the Company has made to WeightWatchers.com under the note described below. These warrants will expire from November 24, 2009 to September 10, 2011 and may be exercised at a price of $7.14 per share of WeightWatchers.com's common stock until their expiration. The exercise price and the number of shares of WeightWatchers.com's common stock available for purchase upon exercise of the warrants may be adjusted from time to time upon the occurrence of certain events.

    On October 1, 2000, the Company amended its loan agreement with WeightWatchers.com, increasing the aggregate principal amount from $10,000 to $23,500. On that date, the unpaid principal and accumulated interest was rolled over into the new loan. The Company further amended the agreement on May 3, 2001 and on September 10, 2001, increasing the aggregate amount to $28,500 and $34,500, respectively. The principal amount may be advanced at any time or from time to time prior to July 31, 2003. The note bears interest at 13% per year, beginning on January 1, 2002, which interest shall be paid semi-annually starting on March 31, 2002. All principal outstanding under this note will be payable in six semi-annual installments, starting on March 31, 2004. The note may be prepaid at any time in whole or in part, without penalty. During the fiscal year ended December 29, 2001, the eight months ended December 30, 2000, and the fiscal year ended April 29, 2000, the Company advanced WeightWatchers.com $17,400, $14,800 and $2,000, respectively. The Company's investment in WeightWatchers.com has been reduced by the equity losses apportioned to the Company based upon its ownership interest, which are classified in other expenses, net. The remaining loan balances have been reviewed for impairment. As a result of such review, the Company has recorded a full valuation allowance against the remaining loan balances.

    The Company has guaranteed the performance of WeightWatchers.com's lease of its office space at 888 Seventh Avenue, New York, New York. The annual rent is $459,000 plus increases for operating expenses and real estate taxes. The lease expires in September 2003.

NELLSON AGREEMENT:

    On November 30, 1999, the Company entered into an agreement with Nellson Neutraceutical, Inc. ("Nellson"), a wholly-owned subsidiary of Artal, to purchase nutrition bar products manufactured by Nellson for sale at the Company's meetings. Under the agreement, Nellson agrees to produce sufficient nutrition bar products to fill the Company's purchase orders within 30 days of receipt. The Company is not bound to purchase a minimum quantity of nutrition bar products. The term of the agreement runs through December 31, 2004, and the Company has the option to renew the agreement for successive

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. RELATED PARTY TRANSACTIONS (CONTINUED) one-year periods by providing written notice to Nellson. Management believes the provisions of the agreement are comparable to those the Company would receive from a third party. Total purchases from Nellson for the fiscal year ended December 29, 2001, the eight months ended December 30, 2000, and the fiscal year ended April 29, 2000 were $18,706, $4,936 and $4,301, respectively.

MANAGEMENT AGREEMENT:

    Simultaneously with the closing of the Company's acquisition by Artal, the Company entered into a management agreement with The Invus Group, Ltd. ("Invus"), the independent investment advisor to Artal. Under this agreement, Invus provides the Company with management, consulting and other services in exchange for an annual fee equal to the greater of $1,000 or one percent of the Company's EBITDA (as defined in the indentures relating to the Company's senior subordinated notes), plus any related out-of-pocket expenses. This agreement is terminable at the option of Invus at any time or by the Company at any time after Artal owns less than a majority of the Company's voting stock. Administrative expenses for the fiscal year ended December 29, 2001, the eight months ended December 30, 2000 and the fiscal year ended April 29, 2000 were $1,926, $683 and $583, respectively.

HEINZ LICENSING AGREEMENT:

    At the closing of the Transaction, the Company granted to Heinz an exclusive worldwide, royalty-free license to use the Custodial Trademarks (or any portion covering food and beverage products) in connection with Heinz licensed products. Heinz will pay the Company an annual fee of $1,200 for five years in exchange for the Company serving as the custodian of the Custodial Trademarks.

PRIOR TO THE TRANSACTION:

    Certain of Heinz' general and administrative expenses were allocated to the Company. Total costs allocated include charges for salaries of corporate officers and staff and other Heinz corporate overhead. Total costs charged to the Company for these services were $1,000 and $2,156 for the fiscal years ended April 29, 2000 and April 24, 1999, respectively.

    In addition, Heinz charged the Company for its share of group health insurance costs for eligible Company employees based upon location specific costs, overall insurance costs and loss experience incurred during a calendar year. In addition, various other insurance coverages were also provided to the Company through Heinz' consolidated programs. Workers compensation, auto, property, product liability and other insurance coverages are charged directly based on the Company's loss experience. Amounts charged to the Company for insurance costs were $3,800 and $4,339 for the fiscal years ended April 29, 2000 and April 24, 1999, respectively, and are recorded in selling, general and administrative expenses in the accompanying statements of operations.

    Total costs charged to the Company by Heinz for other miscellaneous services were $93 and $520 for the fiscal years ended April 29, 2000 and April 24, 1999, respectively, and were recorded in selling, general and administrative expenses in the accompanying statement of operations.

    The Company maintained a cash management arrangement with Heinz. On a daily basis, all available domestic cash was deposited and disbursements were withdrawn. Heinz charged the Company

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. RELATED PARTY TRANSACTIONS (CONTINUED) interest on the average daily balance maintained in an intercompany account. Net interest expense related to this arrangement included in the statements of operations was $1,700 and $3,081 for the fiscal years ended April 29, 2000 and April 24, 1999, respectively. The interest rate charged to or received by the Company was 5.5% in the fiscal year ended April 29, 2000 and 6.25% in the fiscal year ended April 24, 1999.

    Substantially all of the due from related parties of $133,783 at April 24, 1999 represents a note receivable from an affiliate of Heinz which was repaid in June 1999. Interest income reflected in the statements of operations related to this note receivable was $10,000 for the fiscal year ended April 24, 1999. The interest rate charged by the Company was LIBOR plus 25 basis points.

    Short-term borrowings due to an affiliate of Heinz of $16,250 at April 24, 1999 represented a note payable due April 28, 1999. Interest expense related to the note payable was $35 for the fiscal year ended April 29, 2000 and $1,000 for the fiscal year ended April 24, 1999.

    Pension costs and postretirement costs were also charged to the Company based upon eligible employees participating in the Plans.

12. EMPLOYEE BENEFIT PLANS

WEIGHT WATCHERS SPONSORED PLANS:

    Effective September 29, 1999, the net assets of the Heinz sponsored employee savings plan were transferred to the Weight Watchers sponsored plan upon execution of the Transaction. The Company sponsors the Weight Watchers Savings Plan (the "Savings Plan") for salaried and hourly employees. The Savings Plan is a defined contribution plan which provides for employer matching contributions up to 100% of the first 3% of an employee's eligible compensation. The Savings Plan also permits employees to contribute between 1% and 13% of eligible compensation on a pre-tax basis. Company contributions for the fiscal year end December 29, 2001, the eight months ended December 30, 2000 and the fiscal year ended April 29, 2000 were $823, $433 and $316, respectively.

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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The Company is currently applying for a determination letter to qualify the Savings Plan under Section 401(a) of the IRS Code. It is the Company's opinion that the IRS will issue a favorable determination letter as to the qualified status of the Savings Plan.

HEINZ SPONSORED PLANS--PRIOR TO THE TRANSACTION:

    Domestic employees participated in certain defined pension plans, a defined contribution 401(k) savings plan and, for employees affected by certain IRS limits, a section 415 Excess Plan, all of which are sponsored by Heinz. The Company also provided post-retirement health care and life insurance benefits for employees who meet the eligibility requirements of the Heinz plans. Retirees share in the cost of these benefits based on age and years of service.

    Company contributions to the Heinz Savings Plan include a qualified age-related contribution and a matching of the employee's contribution, up to a specified amount.

    The following amounts were included in the Company's results of operations:

                                                             APRIL 29,   APRIL 24,
                                                               2000        1999
                                                             ---------   ---------
Defined Benefit Pension Plans..............................    $421       $1,456
Defined Benefit Postretirement Medical.....................    $253       $  577
Savings Plan...............................................    $994       $2,170

    In addition, foreign employees participated in certain Company sponsored pension plans and such charges, which are included in the results of operations, were not material.

13. RESTRUCTURING CHARGES

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

    Restructuring and related costs recorded in fiscal 1997 totaled $51,694 pretax. Pretax charges of $49,700 were classified as classroom operating expenses and $1,994 as selling, general and

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. RESTRUCTURING CHARGES (CONTINUED)
administrative expenses. The major components of the fiscal 1997 charges and the remaining accrual balances were as follows:

                                                       EMPLOYEE            EXIT COSTS
                                                      TERMINATION   -------------------------
                                         NON-CASH         AND       ACCRUED
                                           ASSET       SEVERANCE      EXIT     IMPLEMENTATION
                                        WRITE-DOWNS      COSTS       COSTS         COSTS         TOTAL
                                        -----------   -----------   --------   --------------   --------
Initial charge--1997..................    $ 27,402      $ 4,723     $19,569             --      $ 51,694
Amounts utilized--1997................     (27,402)        (339)        (46)            --       (27,787)
                                          --------      -------     -------        -------      --------
Accrued restructuring costs--April 26,
  1997................................          --        4,384      19,523             --        23,907
Implementation costs--1998............          --           --          --        $   999           999
Amounts utilized--1998................          --       (3,709)     (8,553)          (999)      (13,261)
                                          --------      -------     -------        -------      --------
Accrued restructuring costs--April 25,
  1998................................          --          675      10,970             --        11,645
Implementation costs--1999............          --           --          --             32            32
Amounts utilized--1999................          --         (186)     (3,769)           (32)       (3,987)
                                          --------      -------     -------        -------      --------
Accrued restructuring costs--April 24,
  1999................................          --          489       7,201             --         7,690
Amounts utilized--2000................          --           --      (2,904)            --        (2,904)
                                          --------      -------     -------        -------      --------
Accrued restructuring costs--April 29,
  2000................................          --          489       4,297             --         4,786
Amounts utilized--April 30 -
  December 30, 2000...................          --         (489)     (1,812)            --        (2,301)
                                          --------      -------     -------        -------      --------
Accrued restructuring costs--
  December 30, 2000...................          --           --       2,485             --         2,485
Amounts utilized--2001................          --           --      (2,202)            --        (2,202)
                                          --------      -------     -------        -------      --------
Accrued restructuring costs--
  December 29, 2001...................    $     --      $    --     $   283        $    --      $    283
                                          ========      =======     =======        =======      ========

    Asset write-downs of $16,900 consisted primarily of fixed assets and other long-term asset impairments that were recorded as a direct result of the Company's decision to exit businesses or facilities. Such assets were written down based on management's estimate of fair value. Write-downs of $10,502 were also recognized for estimated losses from disposals of classroom inventories, packaging materials and other assets related to product line rationalizations and process changes as a direct result of the Company's decision to exit businesses or facilities.

    Employee severance costs include charges related to both voluntary terminations and involuntary terminations. As part of the voluntary termination agreements, enhanced retirement benefits were offered to the affected employees. These amounts were included in the Employee Termination and Severance costs component of the restructuring charge.

    Exit costs consist primarily of contract and lease termination costs associated with the Company's decision to exit the activities described above. The remaining accrued exit costs will be utilized in 2002.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. CASH FLOW INFORMATION

                                                                   EIGHT MONTHS
                                                                      ENDED
                                                    DECEMBER 29,   DECEMBER 30,   APRIL 29,   APRIL 24,
                                                        2001           2000         2000        1999
                                                    ------------   ------------   ---------   ---------
Net cash paid during the year for:
  Interest expense................................     $54,556        $31,639      $31,402     $2,748
  Income taxes....................................     $39,474        $ 8,405      $13,601     $5,380
Noncash investing and financing activities were as
  follows:
  Deferred tax asset recorded as a component of
    shareholders' deficit in conjunction with the
    recapitalization of the Company...............          --             --      $72,100         --
  Redeemable preferred stock issued to Heinz......          --             --      $25,875         --
  Reduction of existing receivable in connection
    with the acquisition of minority interest.....          --        $ 1,124           --         --
  Fair value of assets acquired in connection with
    the acquisitions of Weighco and Weight
    Watchers of Oregon............................     $ 3,709             --           --         --
  Liabilities incurred in connection with the
    public equity offering........................     $ 1,950             --           --         --
  Liability incurred in connection with a
    noncompete agreement..........................     $ 1,200             --           --         --

15. COMMITMENTS AND CONTINGENCIES

LEGAL:

    Due to the nature of its activities, the Company is, at times, subject to pending and threatened legal actions which arise during the normal course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of such matters is not expected to have a material effect on the Company's results of operations and consolidated financial condition.

LEASE COMMITMENTS:

    Minimum rental commitments under non-cancelable operating leases, primarily for office and rental facilities at December 29, 2001, consist of the following:

2002........................................................  $13,000
2003........................................................    9,056
2004........................................................    5,913
2005........................................................    3,891
2006........................................................    2,424
2007 and thereafter.........................................   15,882
                                                              -------
Total.......................................................  $50,166
                                                              =======

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Total rent expense charged to operations under these leases for the fiscal year ended December 29, 2001, the eight months ended December 30, 2000, and the fiscal years ended April 29, 2000 and April 24, 1999 was $14,818, $8,155, $12,300 and $11,000, respectively.

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

FRANCHISE PROFIT SHARING FUND:

    In October 2000, the Company reached an agreement with certain franchisees regarding the sharing of profits of prior and future product sales. The settlement provided for a payment of approximately $3,836, to be paid out through 2001, and releases the Company from any future obligations to the franchisees under profit sharing arrangements dating back to 1969.

    The Company's franchise agreement with certain North American franchisees provides for an annual franchise profit sharing distribution based upon specified formulas. Profit sharing expense under this arrangement for the fiscal years ended December 29, 2001, April 29, 2000 and April 24, 1999 was $40, $400 and $750, respectively.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. SEGMENT AND GEOGRAPHIC DATA

    The Company is engaged principally in one line of business, weight control. The following table presents information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of United States export sales.

                                                                      EXTERNAL SALES
                                                                 ------------------------
                                                                 EIGHT MONTHS
                                                                    ENDED
                                                  DECEMBER 29,   DECEMBER 30,   APRIL 29,   APRIL 24,
                                                      2001           2000         2000        1999
                                                  ------------   ------------   ---------   ---------
United States...................................    $397,434       $150,199     $207,256    $189,366
United Kingdom..................................      97,594         55,945       90,778      76,143
Continental Europe..............................      97,421         48,306       66,524      65,119
Australia and New Zealand.......................      31,421         18,725       35,016      33,980
                                                    --------       --------     --------    --------
                                                    $623,870       $273,175     $399,574    $364,608
                                                    ========       ========     ========    ========

                                                                    LONG-LIVED ASSETS
                                                                 ------------------------
                                                  DECEMBER 29,   DECEMBER 30,   APRIL 29,   APRIL 24,
                                                      2001           2000         2000        1999
                                                  ------------   ------------   ---------   ---------
United States...................................    $230,696       $142,641     $142,675    $149,054
United Kingdom..................................       2,909          2,737          949       1,198
Continental Europe..............................       2,025          1,914        1,973       2,422
Australia and New Zealand.......................      16,260         18,402       21,132       7,878
                                                    --------       --------     --------    --------
                                                    $251,890       $165,694     $166,729    $160,552
                                                    ========       ========     ========    ========

17. FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The Company's significant financial instruments include cash and cash equivalents, short and long-term debt, current and noncurrent notes receivable, currency exchange agreements and guarantees.

    In evaluating the fair value of significant financial instruments, the Company generally uses quoted market prices of the same or similar instruments or calculates an estimated fair value on a discounted cash flow basis using the rates available for instruments with the same remaining maturities. As of December 29, 2001, the fair value of financial instruments held by the Company approximated the recorded value. Based on the current interest rates, management believes that the carrying amount of the Company's debt approximates fair market value.

DERIVATIVE INSTRUMENTS AND HEDGING:

    The Company enters into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce currency risk associated with fluctuating exchange rates. These contracts are used primarily to hedge certain intercompany cash flows and for payments arising from some of the Company's foreign currency denominated obligations. In addition, the Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of December 29, 2001,

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17. FINANCIAL INSTRUMENTS (CONTINUED)
December 30, 2000 and April 29, 2000, the Company held currency and interest rate swap contracts to purchase certain foreign currencies totaling $204,276, $158,090 and $139,428, respectively. The Company also held separate currency and interest rate swap contracts to sell foreign currencies of $207,730, $163,454 and $138,942, respectively.

    As of December 29, 2001, losses of $1,137 ($716 net of taxes) for qualifying hedges, were reported as a component of accumulated other comprehensive loss. For the fiscal year ended December 29, 2001, the ineffective portion of changes in fair values of cash flow hedges was not material. In addition, fair value adjustments for non-qualifying hedges resulted in a reduction of net income of $697 ($1,125 before taxes) for the fiscal year ended December 29, 2001. The Company does not anticipate any reclassification to earnings from accumulated other comprehensive loss within the next twelve months.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The change in the Company's fiscal year end resulted in the elimination of the one month lag for certain foreign subsidiaries and is effective retroactive to April 30, 2000 which results in the quarterly data presented herein to differ from that previously reported on the July 29, 2000 and October 28, 2000
Form 10-Q's. The change from the previous Form 10-Q's for revenue is an increase of $469 and a decrease of $6,469 for the quarters ended July 29, 2000 and October 28, 2000, respectively. The change for operating income is an increase of $2,374 and an increase of $2,443 for the quarters ended July 29, 2000 and October 28, 2000, respectively. The change for net income is an increase of $1,736 and an increase of $1,816 for the quarters ended July 29, 2000 and October 28, 2000, respectively.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)
    In addition, the Company reclassified certain expenses from other expense, net to selling, general and administrative expenses in the fourth quarter of the fiscal year ended December 29, 2001 which resulted in the quarterly data presented herein to differ from that reported previously on Form 10-Q's.

                                                             FOR THE FISCAL QUARTERS ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 29,   DECEMBER 29,
                                                    2001        2001         2001            2001
                                                  ---------   --------   -------------   ------------
FISCAL YEAR ENDED DECEMBER 29, 2001
Revenues........................................  $171,951    $162,325     $144,064        $145,530
Operating income................................  $ 48,245    $ 57,496     $ 49,148        $ 39,800
Net income......................................  $ 23,238    $ 26,078     $ 16,118        $ 81,753
Basic EPS:
  Income before extraordinary item..............  $   0.20    $   0.23     $   0.15        $   0.80
  Extraordinary item, net of taxes..............  $     --    $     --     $     --        $  (0.03)
    Net income..................................  $   0.20    $   0.23     $   0.15        $   0.77
Diluted EPS:
  Income before extraordinary item..............  $   0.20    $   0.23     $   0.14        $   0.78
  Extraordinary item, net of taxes..............  $     --    $     --     $     --        $  (0.03)
    Net income..................................  $   0.20    $   0.23     $   0.14        $   0.75

                                                                 FOR THE FISCAL
                                                                 QUARTERS ENDED        TWO MONTHS
                                                             ----------------------      ENDED
                                                             JULY 29,   OCTOBER 28,   DECEMBER 30,
                                                               2000        2000           2000
                                                             --------   -----------   ------------
EIGHT MONTHS ENDED DECEMBER 30, 2000
Revenues...................................................  $103,073     $107,582       $62,520
Operating income...........................................  $ 35,803     $ 26,830       $ 9,849
Net income (loss)..........................................  $ 13,705     $ 10,908       $(9,594)
Basic EPS..................................................  $   0.12     $   0.09       $ (0.09)
Diluted EPS................................................  $   0.12     $   0.09       $ (0.09)

                                                               FOR THE FISCAL QUARTERS ENDED
                                                      ------------------------------------------------
                                                      JULY 24,   OCTOBER 23,   JANUARY 22,   APRIL 29,
                                                        1999        1999          2000         2000
                                                      --------   -----------   -----------   ---------
FISCAL YEAR ENDED APRIL 29, 2000
Revenues............................................  $92,174      $84,031       $90,507     $132,862
Operating income....................................  $27,669      $ 9,775       $13,922     $ 33,262
Net income..........................................  $17,095      $ 2,239       $   912     $ 17,513
Basic EPS...........................................  $  0.06      $  0.01       $  0.00     $   0.15
Diluted EPS.........................................  $  0.06      $  0.01       $  0.00     $   0.15

    Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19. SUBSEQUENT EVENTS

ACQUISITION:

    On January 18, 2002, the Company completed the acquisition of one of its franchisees, Weight Watchers of North Jersey, Inc. pursuant to the terms of the Asset Purchase Agreement executed on December 31, 2001 among Weight Watchers of North Jersey, Inc., the Company and Weight Watchers North America, Inc. a wholly-owned subsidiary of the Company. The Transaction will be accounted for by the purchase method of accounting. Substantially all of the purchase price in excess of the net assets acquired will be recorded as goodwill. The purchase price for the acquisition was $46,500. The acquisition was financed through additional borrowings pursuant to the Company's Amended and Restated Credit Agreement, dated December 21, 2001.

REDEMPTION OF PREFERRED STOCK:

    On March 1, 2002, the Company redeemed all of the Company's Series A Preferred Stock for $25,000, plus accrued and unpaid dividends. The redemption was financed through additional borrowings of $12,000 obtained from the Company's Amended and Restated Credit Agreement, and cash from operations.

20. GUARANTOR SUBSIDIARIES

    The Company's payment obligations under the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by the following wholly-owned subsidiaries: 58 WW Food Corp.; Waist Watchers, Inc.; Weight Watchers Camps, Inc.; W.W. Camps and Spas, Inc.; Weight Watchers
Direct, Inc.; W/W Twentyfirst Corporation; W.W. Weight Reduction
Services, Inc.; W.W.I. European Services Ltd.; W.W. Inventory Service Corp.; Weight Watchers North America, Inc.; Weight Watchers UK Holdings Ltd.; Weight Watchers International Holdings Ltd.; Weight Watchers (U.K.) Limited; Weight Watchers (Exercise) Ltd.; Weight Watchers (Accessories & Publications) Ltd.; Weight Watchers (Food Products) Limited; Weight Watchers New Zealand Limited; BLTC Pty Ltd.; LLTC Pty Ltd.; Weight Watchers Asia Pacific Finance Limited Partnership (APF); Weight Watchers International Pty Limited; Fortuity Pty Ltd; and Gutbusters Pty Ltd. (collectively, the "Guarantor Subsidiaries"). The obligations of each Guarantor Subsidiary under its guarantee of the Notes are subordinated to such subsidiary's obligations under its guarantee of the new senior credit facility.

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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

                            AS OF DECEMBER 29, 2001
                                 (IN THOUSANDS)

                                                                          NON-
                                            PARENT      GUARANTOR      GUARANTOR
                                            COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ---------   ------------   ------------   ------------   ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents..............  $   6,230     $  8,804        $ 8,304       $      --     $  23,338
  Receivables, net.......................      2,638        9,229          1,752              --        13,619
  Inventories............................         --       21,902          4,303              --        26,205
  Prepaid expenses.......................      1,263       11,970          2,711              --        15,944
  Deferred income taxes..................         --        4,773             --              --         4,773
  Intercompany (payables) receivables....   (157,902)     147,317         10,585              --            --
                                           ---------     --------        -------       ---------     ---------
    TOTAL CURRENT ASSETS.................   (147,771)     203,995         27,655              --        83,879
Investment in consolidated
  subsidiaries...........................    416,812           --             --        (416,812)           --
Property and equipment, net..............      1,221        8,132          1,372              --        10,725
Notes and other receivables,
  noncurrent.............................        325           --             --              --           325
Goodwill, net............................     26,769      206,881            652              --       234,302
Trademarks and other intangible assets,
  net....................................        874        5,962             27              --         6,863
Deferred income taxes....................     35,253      101,028             --              --       136,281
Deferred financing costs.................      9,164           --             --              --         9,164
Other noncurrent assets..................        462         (537)         1,384              --         1,309
                                           ---------     --------        -------       ---------     ---------
    TOTAL ASSETS.........................  $ 343,109     $525,461        $31,090       $(416,812)    $ 482,848
                                           =========     ========        =======       =========     =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
  Short-term borrowings due to related
    party................................  $   2,924     $    (36)       $    --       $      --     $   2,888
  Portion of long-term debt due within
    one year.............................     15,219          480             --              --        15,699
  Accounts payable.......................      1,287       14,077          2,334              --        17,698
  Salaries and wages.....................      6,951        4,611          3,571              --        15,133
  Accrued interest.......................      7,739           71             --              --         7,810
  Accrued restructuring costs............         --          283             --              --           283
  Foreign currency contract payable......      2,811           --             --              --         2,811
  Other accrued liabilities..............      8,112       11,561          3,856              --        23,529
  Income taxes...........................    (11,694)      18,544          2,289              --         9,139
  Deferred revenue.......................         --       11,121          1,899              --        13,020
                                           ---------     --------        -------       ---------     ---------
    TOTAL CURRENT LIABILITIES............     33,349       60,712         13,949              --       108,010
Long-term debt...........................    394,800       63,520             --              --       458,320
Deferred income taxes....................      2,481          109            579              --         3,169
Other....................................         --          624            246              --           870
                                           ---------     --------        -------       ---------     ---------
    TOTAL LONG-TERM DEBT AND OTHER
      LIABILITIES........................    397,281       64,253            825              --       462,359
Redeemable preferred stock...............     25,996           --             --              --        25,996
Shareholders' (deficit) equity...........   (113,517)     400,496         16,316        (416,812)     (113,517)
                                           ---------     --------        -------       ---------     ---------
    TOTAL LIABILITIES, REDEEMABLE
      PREFERRED STOCK AND SHAREHOLDERS'
      (DEFICIT) EQUITY...................  $ 343,109     $525,461        $31,090       $(416,812)    $ 482,848
                                           =========     ========        =======       =========     =========

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

                            AS OF DECEMBER 30, 2000
                                 (IN THOUSANDS)

                                                                                NON-
                                                  PARENT      GUARANTOR      GUARANTOR
                                                  COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  -------    ------------   ------------   ------------   ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents....................  $ 26,699      $ 11,191       $ 6,611       $      --      $  44,501
  Receivables, net.............................     7,390         5,941         1,347              --         14,678
  Notes receivable, current....................     2,104            --             2              --          2,106
  Foreign currency contract receivable.........     5,364            --            --              --          5,364
  Inventories..................................        --        11,867         3,177              --         15,044
  Prepaid expenses.............................       961         7,809         2,329              --         11,099
  Deferred income taxes........................     2,846        (2,198)           --              --            648
  Intercompany (payables) receivables..........   (10,921)        3,147         7,774              --             --
                                                 --------      --------       -------       ---------      ---------
    TOTAL CURRENT ASSETS.......................    34,443        37,757        21,240              --         93,440
Investment in consolidated subsidiaries........   175,876            --            --        (175,876)            --
Property and equipment, net....................     1,272         5,679         1,194              --          8,145
Notes and other receivables, noncurrent........     5,601            --            --              --          5,601
Goodwill, net..................................    28,367       121,814           720              --        150,901
Trademarks and other intangible assets, net....     1,876         4,761            11              --          6,648
Deferred income taxes..........................   (44,713)      111,920            --              --         67,207
Deferred financing costs.......................    13,513            --            --              --         13,513
Other noncurrent assets........................       163           271           328              --            762
                                                 --------      --------       -------       ---------      ---------
    TOTAL ASSETS...............................  $216,398      $282,202       $23,493       $(175,876)     $ 346,217
                                                 ========      ========       =======       =========      =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
  Short-term borrowings due to related party...  $  1,730      $     --       $    --       $      --      $   1,730
  Portion of long-term debt due within one
    year.......................................    13,250           870            --              --         14,120
  Accounts payable.............................       932         8,379         2,678              --         11,989
  Salaries and wages...........................     3,568         3,533         3,443              --         10,544
  Accrued interest.............................     9,069           593            --              --          9,662
  Accrued restructuring costs..................        --         2,485            --              --          2,485
  Other accrued liabilities....................     9,420        10,540         3,255              --         23,215
  Income taxes.................................     1,677          (414)        2,397              --          3,660
  Deferred revenue.............................        --         4,843           993              --          5,836
                                                 --------      --------       -------       ---------      ---------
    TOTAL CURRENT LIABILITIES..................    39,646        30,829        12,766              --         83,241
Long-term debt.................................   371,053        85,477            --              --        456,530
Deferred income taxes..........................     2,481            --           626              --          3,107
Other..........................................        --            --           121              --            121
                                                 --------      --------       -------       ---------      ---------
    TOTAL LONG-TERM DEBT AND OTHER
      LIABILITIES..............................   373,534        85,477           747              --        459,758
Redeemable preferred stock.....................    25,996            --            --              --         25,996
Shareholders' (deficit) equity.................  (222,778)      165,896         9,980        (175,876)      (222,778)
                                                 --------      --------       -------       ---------      ---------
    TOTAL LIABILITIES, REDEEMABLE PREFERRED
      STOCK AND SHAREHOLDERS' (DEFICIT)
      EQUITY...................................  $216,398      $282,202       $23,493       $(175,876)     $ 346,217
                                                 ========      ========       =======       =========      =========

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

                    SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

                              AS OF APRIL 29, 2000
                                 (IN THOUSANDS)

                                                                             NON-
                                               PARENT      GUARANTOR      GUARANTOR
                                               COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              ---------   ------------   ------------   ------------   ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................  $  10,984     $ 22,465       $10,594       $      --      $  44,043
  Receivables, net..........................      6,006        5,606         1,265              --         12,877
  Notes receivable, current.................      2,791           --            --              --          2,791
  Inventories...............................         --        7,827         1,501              --          9,328
  Prepaid expenses..........................        748        6,240         1,372              --          8,360
  Deferred income taxes.....................      2,846       (2,752)           --              --             94
  Intercompany (payables) receivables.......    (32,114)      27,742         4,372              --             --
                                              ---------     --------       -------       ---------      ---------
    TOTAL CURRENT ASSETS....................     (8,739)      67,128        19,104              --         77,493
Investment in consolidated subsidiaries.....    162,320           --            --        (162,320)            --
Property and equipment, net.................      1,809        3,974         1,218              --          7,001
Notes and other receivables, noncurrent.....      7,045           --            --              --          7,045
Goodwill, net...............................     25,833      125,977           755              --        152,565
Trademarks and other intangible assets,
  net.......................................      1,960        5,193            10              --          7,163
Deferred income taxes.......................     (9,854)      77,428            --              --         67,574
Deferred financing costs....................     14,749          (83)           --              --         14,666
Other noncurrent assets.....................        163          365           172              --            700
                                              ---------     --------       -------       ---------      ---------
    TOTAL ASSETS............................  $ 195,286     $279,982       $21,259       $(162,320)     $ 334,207
                                              =========     ========       =======       =========      =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES

  Short-term borrowings due to related
    party...................................  $   1,489     $     --       $    --       $      --      $   1,489
  Portion of long-term debt due within one
    year....................................     13,250          870            --              --         14,120
  Accounts payable..........................      1,438        9,084         1,840              --         12,362
  Salaries and wages........................      2,301        4,256         3,568              --         10,125
  Accrued interest..........................      3,521          561            --              --          4,082
  Accrued restructuring costs...............         --        4,786            --              --          4,786
  Foreign currency contract payable.........        486           --            --              --            486
  Other accrued liabilities.................      6,387        9,049         4,147              --         19,583
  Income taxes..............................     (1,846)       5,965         2,667              --          6,786
  Deferred revenue..........................         --        3,824           808              --          4,632
                                              ---------     --------       -------       ---------      ---------
    TOTAL CURRENT LIABILITIES...............     27,026       38,395        13,030              --         78,451
Long-term debt..............................    374,598       85,912            --              --        460,510
Deferred income taxes.......................      1,903          390           648              --          2,941
Other.......................................         --           --           546              --            546
                                              ---------     --------       -------       ---------      ---------
    TOTAL LONG-TERM DEBT AND OTHER
      LIABILITIES...........................    376,501       86,302         1,194              --        463,997
Redeemable preferred stock..................     25,875        2,507           254          (2,761)        25,875
Shareholders' (deficit) equity..............   (234,116)     152,778         6,781        (159,559)      (234,116)
                                              ---------     --------       -------       ---------      ---------
    TOTAL LIABILITIES, REDEEMABLE PREFERRED
      STOCK AND SHAREHOLDERS' (DEFICIT)
      EQUITY................................  $ 195,286     $279,982       $21,259       $(162,320)     $ 334,207
                                              =========     ========       =======       =========      =========

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

                  FOR THE EIGHT MONTHS ENDED DECEMBER 29, 2001
                                 (IN THOUSANDS)

                                                                     NON-
                                        PARENT     GUARANTOR      GUARANTOR
                                       COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   ------------   ------------   ------------   ------------
Revenues, net........................  $  4,194     $522,255       $97,421       $      --       $623,870
Cost of revenues.....................       821      231,402        54,213              --        286,436
                                       --------     --------       -------       ---------       --------
  Gross profit.......................     3,373      290,853        43,208              --        337,434
Marketing expenses...................        --       57,117        12,599              --         69,716
Selling, general and administrative
  expenses...........................    17,780       39,735        15,514              --         73,029
                                       --------     --------       -------       ---------       --------
  Operating (loss) income............   (14,407)     194,001        15,095              --        194,689
Interest expense (income)............    40,714       14,692          (869)             --         54,537
Other expense (income), net..........    14,983        3,592        (5,394)             --         13,181
Equity in income of consolidated
  subsidiaries.......................   109,285           --            --        (109,285)            --
Franchise commission income (loss)...    47,823      (42,084)       (5,739)             --             --
                                       --------     --------       -------       ---------       --------
  Income before income taxes and
    minority interest and
    extraordinary item...............    87,004      133,633        15,619        (109,285)       126,971
(Benefit from) provision for income
  taxes..............................   (63,058)      34,431         5,429              --        (23,198)
                                       --------     --------       -------       ---------       --------
  Income before minority interest....   150,062       99,202        10,190        (109,285)       150,169
Minority interest....................        --           --           107              --            107
                                       --------     --------       -------       ---------       --------
  Income before extraordinary item...   150,062       99,202        10,083        (109,285)       150,062
Extraordinary charge on early
  extinguishment of debt, net of
  taxes..............................     2,875           --            --              --          2,875
                                       --------     --------       -------       ---------       --------
  Net income.........................  $147,187     $ 99,202       $10,083       $(109,285)      $147,187
                                       ========     ========       =======       =========       ========

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

                  FOR THE EIGHT MONTHS ENDED DECEMBER 30, 2000
                                 (IN THOUSANDS)

                                                                     NON-
                                        PARENT     GUARANTOR      GUARANTOR
                                       COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   ------------   ------------   ------------   ------------
Revenues, net........................  $ 20,794     $204,074       $48,307        $     --       $273,175
Cost of revenues.....................     4,571      105,444        29,268              --        139,283
                                       --------     --------       -------        --------       --------
  Gross profit.......................    16,223       98,630        19,039              --        133,892
Marketing expenses...................     2,784       18,994         5,208              --         26,986
Selling, general and administrative
  expenses...........................    15,844       12,877         5,703              --         34,424
                                       --------     --------       -------        --------       --------
  Operating (loss) income............    (2,405)      66,759         8,128              --         72,482
Interest expense (income)............    24,696       12,640          (211)             --         37,125
Other expense (income), net..........    15,527       (1,171)          (22)             --         14,334
Equity in income of consolidated
  subsidiaries.......................    26,621           --            --         (26,621)            --
Franchise commission income (loss)...    20,144      (17,647)       (2,497)             --             --
                                       --------     --------       -------        --------       --------
  Income before income taxes and
    minority interest................     4,137       37,643         5,864         (26,621)        21,023
(Benefit from) provision for income
  taxes..............................   (10,882)      14,558         2,181              --          5,857
                                       --------     --------       -------        --------       --------
  Income before minority interest....    15,019       23,085         3,683         (26,621)        15,166
Minority interest....................        --           --           147              --            147
                                       --------     --------       -------        --------       --------
  Net income.........................  $ 15,019     $ 23,085       $ 3,536        $(26,621)      $ 15,019
                                       ========     ========       =======        ========       ========

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

                    FOR THE FISCAL YEAR ENDED APRIL 29, 2000
                                 (IN THOUSANDS)

                                                                     NON-
                                        PARENT     GUARANTOR      GUARANTOR
                                       COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   ------------   ------------   ------------   ------------
Revenues, net........................  $ 32,836     $300,215       $66,523        $     --       $399,574
Cost of revenues.....................     4,911      155,251        41,227              --        201,389
                                       --------     --------       -------        --------       --------
  Gross profit.......................    27,925      144,964        25,296              --        198,185

Marketing expenses...................     7,417       35,707         8,329              --         51,453
Selling, general and administrative
  expenses...........................    24,487       21,926         7,346              --         53,759
Transaction costs....................     8,247           98            --              --          8,345
                                       --------     --------       -------        --------       --------
  Operating (loss) income............   (12,226)      87,233         9,621              --         84,628

Interest expense (income)............    27,642        4,607        (1,170)             --         31,079
Other (income) expense, net..........   (12,418)      (1,418)          469              --        (13,367)
Equity in income of consolidated
  subsidiaries.......................    44,441           --            --         (44,441)            --
Franchise commission income (loss)...    21,686      (18,500)       (3,186)             --             --
                                       --------     --------       -------        --------       --------
  Income before income taxes and
    minority interest................    38,677       65,544         7,136         (44,441)        66,916

Provision for income taxes...........       918       24,090         3,315              --         28,323
                                       --------     --------       -------        --------       --------
  Income before minority interest....    37,759       41,454         3,821         (44,441)        38,593

Minority interest....................        --          834            --              --            834
                                       --------     --------       -------        --------       --------

  Net income.........................  $ 37,759     $ 40,620       $ 3,821        $(44,441)      $ 37,759
                                       ========     ========       =======        ========       ========

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

                    FOR THE FISCAL YEAR ENDED APRIL 24, 1999
                                 (IN THOUSANDS)

                                                                      NON-
                                         PARENT     GUARANTOR      GUARANTOR
                                        COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   ------------   ------------   ------------
Revenues, net.........................  $42,288      $257,202       $65,118        $     --       $364,608
Cost of revenues......................    3,685       135,095        40,145              --        178,925
                                        -------      --------       -------        --------       --------
  Gross profit........................   38,603       122,107        24,973              --        185,683
Marketing expenses....................    8,815        35,381         8,660              --         52,856
Selling, general and administrative
  expenses............................   23,720        20,353         7,428              --         51,501
                                        -------      --------       -------        --------       --------
  Operating income....................    6,068        66,373         8,885              --         81,326
Interest expense (income).............    2,922        (4,739)       (5,351)             --         (7,168)
Other expense, (income) net...........    1,925           802           (68)             --          2,659
Equity in income of consolidated
  subsidiaries........................   37,310            --            --         (37,310)            --
Franchise commission income (loss)....    8,697        (6,072)       (2,625)             --             --
                                        -------      --------       -------        --------       --------
  Income before income taxes and
    minority interest.................   47,228        64,238        11,679         (37,310)        85,835
Provision for income taxes............    7,944        22,860         5,556              --         36,360
                                        -------      --------       -------        --------       --------
  Income before minority interest.....   39,284        41,378         6,123         (37,310)        49,475
Minority interest.....................       --         1,108           385              --          1,493
                                        -------      --------       -------        --------       --------
  Net income..........................  $39,284      $ 40,270       $ 5,738        $(37,310)      $ 47,982
                                        =======      ========       =======        ========       ========

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001
                                 (IN THOUSANDS)

                                                                                    NON-
                                                      PARENT      GUARANTOR      GUARANTOR
                                                      COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     ---------   ------------   ------------   ------------   ------------
Operating activities:
  Net income.......................................  $ 147,187    $  99,202       $10,083       $(109,285)     $ 147,187
  Adjustments to reconcile net income to cash
    provided by (used for) operating activities:
  Depreciation and amortization....................      2,311       10,346           586              --         13,243
  Amortization of deferred financing costs.........      2,097           --            --              --          2,097
  Deferred tax (benefit) provision.................    (77,663)       6,594            --              --        (71,069)
  Unrealized loss on derivative instruments........      1,125           --            --              --          1,125
  Accounting for equity investment.................     17,344           --            --              --         17,344
  Allowance for doubtful accounts..................      6,123          207            --              --          6,330
  Reserve for inventory obsolescence, other........         --        2,718            --              --          2,718
  Foreign currency exchange rate (gain) loss.......     (6,501)          29           (24)             --         (6,496)
  Extraordinary charges from early extinguisment of
    debt...........................................      2,875           --            --              --          2,875
  Other items, net.................................         --           46           145              --            191
  Changes in cash due to:
    Receivables....................................      4,279       (3,539)         (509)             --            231
    Inventories....................................         --      (10,531)       (1,364)             --        (11,895)
    Prepaid expense................................       (301)      (4,740)         (564)             --         (5,605)
    Intercompany receivables/payables..............    151,062     (146,455)       (4,607)             --             --
    Due from related parties.......................      1,194          (36)           --              --          1,158
    Accounts payable...............................        180        5,173          (152)             --          5,201
    Accrued liabilities............................      1,352         (609)        1,242              --          1,985
    Deferred revenue...............................         --        6,295           995              --          7,290
    Income taxes...................................    (11,493)      19,057            90              --          7,654
                                                     ---------    ---------       -------       ---------      ---------
    Cash provided by (used for) operating
      activities...................................    241,171      (16,243)        5,921        (109,285)       121,564
                                                     ---------    ---------       -------       ---------      ---------
Investing activities:
  Capital expenditures.............................       (269)      (2,724)         (841)             --         (3,834)
  Advances and interest to equity investment.......    (17,344)          --            --              --        (17,344)
  Acquisitions.....................................         --      (97,877)           --              --        (97,877)
  Other items, net.................................        310       (1,276)          (97)             --         (1,063)
                                                     ---------    ---------       -------       ---------      ---------
    Cash used for investing activities.............    (17,303)    (101,877)         (938)             --       (120,118)
                                                     ---------    ---------       -------       ---------      ---------
Financing activities:
  Net increase in short-term borrowings............  $     175    $     573       $    --       $      --      $     748
  Proceeds from borrowings.........................     60,042           --            --              --         60,042
  Parent company investment in subsidiaries........   (240,936)          --            --         240,936             --
  Payment of dividends.............................     (1,500)      (4,893)       (3,732)          8,625         (1,500)
  Payments on long-term debt.......................    (28,466)     (22,347)           --              --        (50,813)
  Deferred financing costs.........................     (2,406)          --            --              --         (2,406)
  Net Parent (settlements) advances................         --      142,449           995        (143,444)            --
  Purchase of treasury stock.......................    (27,132)          --            --              --        (27,132)
  Cost of public equity offering...................     (1,017)          --            --              --         (1,017)
  Proceeds from sale of common stock...............        525           --            --              --            525
  Proceeds from stock options exercised............        198           --            --              --            198
                                                     ---------    ---------       -------       ---------      ---------
    Cash (used for) provided by financing
      activities...................................   (240,517)     115,782        (2,737)        106,117        (21,355)
                                                     ---------    ---------       -------       ---------      ---------
Effect of exchange rate changes on cash and cash
  equivalents......................................     (3,820)         (49)         (553)         (3,168)        (1,254)
Net (decrease) increase in cash and cash
  equivalents......................................    (20,469)      (2,387)        1,693              --        (21,163)
Cash and cash equivalents, beginning of fiscal
  year.............................................     26,699       11,191         6,611              --         44,501
                                                     ---------    ---------       -------       ---------      ---------
Cash and cash equivalents, end of fiscal year......  $   6,230    $   8,804       $ 8,304       $      --      $  23,338
                                                     =========    =========       =======       =========      =========

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW

                  FOR THE EIGHT MONTHS ENDED DECEMBER 30, 2000
                                 (IN THOUSANDS)

                                                                                        NON-
                                                          PARENT      GUARANTOR      GUARANTOR
                                                          COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                         ---------   ------------   ------------   ------------   ------------
Operating activities:
  Net income...........................................  $ 15,019      $ 23,085       $ 3,536        $(26,621)      $ 15,019
  Adjustments to reconcile net income to cash provided
    by (used for) operating activities:
  Depreciation and amortization........................     1,930         4,266           411              --          6,607
  Bond issuance costs..................................     1,282            --            --              --          1,282
  Deferred tax provision...............................        --           104            --              --            104
  Unrealized gain on derivative instruments............    (5,815)           --            --              --         (5,815)
  Accounting for equity investment.....................    17,604            --            --              --         17,604
  Elimination of foreign subsidiaries one month
    reporting lag......................................     1,137            86         1,120          (1,137)         1,206
  Allowance for doubtful accounts......................        --           198            --              --            198
  Reserve for inventory obsolescence, other............        --         3,981            12              --          3,993
  Other items, net.....................................                    (532)         (422)             --           (954)
  Changes in cash due to:..............................                                                                   --
    Receivables........................................    (2,096)         (566)          (84)             --         (2,746)
    Inventories........................................        --        (7,214)       (1,688)             --         (8,902)
    Prepaid expense....................................      (213)       (2,422)         (957)             --         (3,592)
    Intercompany receivables/payables..................   (21,193)       24,595        (3,402)             --             --
    Due from related parties...........................       241            --            --              --            241
    Accounts payable...................................    (1,072)          (69)          838              --           (303)
    Accrued liabilities................................     9,327        (1,450)       (1,015)             --          6,862
    Deferred revenue...................................        --           858           185              --          1,043
    Income taxes.......................................    38,960       (41,643)         (292)             --         (2,975)
                                                         --------      --------       -------        --------       --------
    Cash provided by (used for) operating activities...    55,111         3,277        (1,758)        (27,758)        28,872
                                                         --------      --------       -------        --------       --------
Investing activities:
  Capital expenditures.................................      (100)       (3,017)         (509)             --         (3,626)
  Advances and interest to equity investment...........   (15,604)           --            --              --        (15,604)
  Acquisitions of minority interest....................    (2,400)           --            --              --         (2,400)
  Other items, net.....................................      (148)          147             4              --              3
                                                         --------      --------       -------        --------       --------
    Cash used for investing activities.................   (18,252)       (2,870)         (505)             --        (21,627)
                                                         --------      --------       -------        --------       --------
Financing activities:
  Net increase (decrease) in short-term borrowings.....       566          (600)           --              --            (34)
  Parent company investment in subsidiaries............   (13,556)           --            --          13,556             --
  Payment of dividends.................................      (879)       (8,834)       (1,968)         10,802           (879)
  Payments on long-term debt...........................    (6,625)         (435)           --              --         (7,060)
  Net Parent advances..................................        --            --           421            (421)            --
                                                         --------      --------       -------        --------       --------
    Cash used for financing activities.................   (20,494)       (9,869)       (1,547)         23,937         (7,973)
                                                         --------      --------       -------        --------       --------
Effect of exchange rate changes on cash and
  cash equivalents.....................................      (650)       (1,812)         (173)          3,821          1,186
Net increase (decrease) in cash and cash equivalents...    15,715       (11,274)       (3,983)             --            458
Cash and cash equivalents, beginning of period.........    10,984        22,465        10,594              --         44,043
                                                         --------      --------       -------        --------       --------
Cash and cash equivalents, end of period...............  $ 26,699      $ 11,191       $ 6,611        $     --       $ 44,501
                                                         ========      ========       =======        ========       ========

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW

                    FOR THE FISCAL YEAR ENDED APRIL 29, 2000
                                 (IN THOUSANDS)

                                                                          NON-
                                            PARENT      GUARANTOR      GUARANTOR
                                            COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ---------   ------------   ------------   ------------   ------------
Operating activities:
  Net income.............................  $  37,759     $ 40,620       $  3,821       $(44,441)     $  37,759
  Adjustments to reconcile net income to
    cash provided by (used for) operating
    activities:
  Depreciation and amortization..........      2,326        6,028            932             --          9,286
  Bond issuance costs....................      1,112           --             --             --          1,112
  Deferred tax provision.................      3,785        4,685             71             --          8,541
  Unrealized loss on derivative
    instruments..........................        499           --             --             --            499
  Allowance for doubtful accounts........       (352)         (29)            (4)            --           (385)
  Reserve for inventory obsolescence,
    other................................         --        3,332             28             --          3,360
  Other items, net.......................         --       (2,492)            --             --         (2,492)
  Changes in cash due to:
    Receivables..........................      5,205       (1,295)         9,514             --         13,424
    Inventories..........................         --       (5,453)           276             --         (5,177)
    Prepaid expense......................        108       (1,691)           782             --           (801)
    Due from related parties.............    (15,149)         384             --             --        (14,765)
    Accounts payable.....................        807       (1,272)        (1,047)            --         (1,512)
    Accrued liabilities..................      4,039       (1,845)         3,087             --          5,281
    Deferred revenue.....................                  (1,827)            74             --         (1,753)
    Income taxes.........................     90,650      (97,918)         4,776             --         (2,492)
                                           ---------     --------       --------       --------      ---------
    Cash provided by (used for) operating
      activities.........................    130,789      (58,773)        22,310        (44,441)        49,885
                                           ---------     --------       --------       --------      ---------
Investing activities:
  Capital expenditures...................       (299)      (1,004)          (571)            --         (1,874)
  Acquisitions of minority interest......         --      (15,900)            --             --        (15,900)
  Other items, net.......................     (2,067)         116             84             --         (1,867)
                                           ---------     --------       --------       --------      ---------
    Cash used for investing activities...     (2,366)     (16,788)          (487)            --        (19,641)
                                           ---------     --------       --------       --------      ---------
Financing activities:
  Net increase (decrease) in short-term
    borrowings...........................         --        1,235         (6,690)            --         (5,455)
  Parent company investment in
    subsidiaries.........................    (34,693)          --             --         34,693             --
  Proceeds from borrowings...............    404,260       87,000             --             --        491,260
  Repurchase of common stock.............   (324,476)          --             --             --       (324,476)
  Payment of dividends...................     (2,797)      (3,120)        (4,494)         7,615         (2,796)
  Payments on long-term debt.............     (3,312)        (218)            --             --         (3,530)
  Deferred financing costs...............    (15,861)          --             --             --        (15,861)
  Net Parent (settlements) advances......   (138,998)      14,552         (7,175)           591       (131,030)
                                           ---------     --------       --------       --------      ---------
    Cash (used for) provided by financing
      activities.........................   (115,877)      99,449        (18,359)        42,899          8,112
                                           ---------     --------       --------       --------      ---------
Effect of exchange rate changes on cash
and cash equivalents.....................     (1,488)     (13,799)           (83)         1,542        (13,828)
Net increase in cash and cash
equivalents..............................     11,058       10,089          3,381             --         24,528
Cash and cash equivalents, beginning of
fiscal year..............................        (74)      12,376          7,213             --         19,515
                                           ---------     --------       --------       --------      ---------
Cash and cash equivalents, end of fiscal
year.....................................  $  10,984     $ 22,465       $ 10,594       $     --      $  44,043
                                           =========     ========       ========       ========      =========

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW

                    FOR THE FISCAL YEAR ENDED APRIL 24, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          NON-
                                             PARENT     GUARANTOR      GUARANTOR
                                            COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            --------   ------------   ------------   ------------   ------------
Operating activities:
  Net income..............................  $39,284      $ 40,270        $ 5,738       $(37,310)      $ 47,982
  Adjustments to reconcile net income to
    cash provided by operating activities:
  Depreciation and amortization...........    2,378         6,609            599             --          9,586
  Deferred tax provision..................    1,735         4,345          3,199             --          9,279
  Allowance for doubtful accounts.........       84            30              4             --            118
  Reserve for inventory obsolescence,
    other.................................       --         1,824             99                         1,923
  Other items, net........................       --           153           (115)            --             38
  Changes in cash due to:
    Receivables...........................   (7,387)        1,318         (1,208)            --         (7,277)
    Inventories...........................       --        (1,772)           (77)            --         (1,849)
    Prepaid expense.......................      (20)       (1,141)          (293)            --         (1,454)
    Intercompany receivables/payables.....   38,494       (35,474)        (3,020)            --             --
    Due from related parties..............     (177)           80          3,790             --          3,693
    Accounts payable......................     (288)        3,698           (327)            --          3,083
    Accrued liabilities...................    1,003        (2,572)        (8,507)            --        (10,076)
    Deferred revenue......................       --        (1,450)           734             --           (716)
    Income taxes..........................  (36,393)       38,362          1,602             --          3,571
                                            --------     --------        -------       --------       --------
      Cash provided by operating
        activities........................   38,713        54,280          2,218        (37,310)        57,901
                                            --------     --------        -------       --------       --------
Investing activities:
  Capital expenditures....................     (271)       (1,612)          (591)            --         (2,474)
  Other items, net........................     (278)         (286)            (1)            --           (565)
                                            --------     --------        -------       --------       --------
      Cash used for investing
        activities........................     (549)       (1,898)          (592)            --         (3,039)
                                            --------     --------        -------       --------       --------
Financing activities:
  Net increase (decrease) in short-term
    borrowings............................       --         1,262           (406)            --            856
  Payment of dividends....................   (5,435)      (14,446)        (3,670)        13,183        (10,368)
  Payments on long-term debt..............   (1,081)           --             --             --         (1,081)
  Net Parent (settlements) advances.......  (31,483)      (32,903)         3,316         23,994        (37,076)
                                            --------     --------        -------       --------       --------
      Cash used for financing
        activities........................  (37,999)      (46,087)          (760)        37,177        (47,669)
                                            --------     --------        -------       --------       --------
Effect of exchange rate changes on cash
  and cash equivalents....................     (135)          281            214            133            493
Net increase in cash and cash
  equivalents.............................       30         6,576          1,080             --          7,686
Cash and cash equivalents, beginning of
  fiscal year.............................     (104)        5,800          6,133             --         11,829
                                            --------     --------        -------       --------       --------
Cash and cash equivalents, end of fiscal
  year....................................  $   (74)     $ 12,376        $ 7,213       $     --       $ 19,515
                                            ========     ========        =======       ========       ========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Weight Watchers International, Inc.:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) on page F-1 present fairly, in all material respects, the consolidated financial position of Weight Watchers
International, Inc. and its subsidiaries at December 29, 2001, December 30, 2000 and April 29, 2000, and the results of their operations and their cash flows for the fiscal year ended December 29, 2001, the eight months ended December 30, 2000, and for each of the two years in the period ended April 29, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
February 19, 2002, except as to the last paragraph of Note 19, which is as of March 1, 2002

                      WEIGHT WATCHERS INTERNATIONAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                 CHARGED
                                                    BALANCE AT   TO COSTS                   BALANCE AT
                                                    BEGINNING      AND                        END OF
                                                    OF PERIOD    EXPENSES   DEDUCTIONS(1)     PERIOD
                                                    ----------   --------   -------------   ----------
FISCAL YEAR ENDED DECEMBER 29, 2001
  Allowance for doubtful accounts.................    $  797      $6,330       $(6,401)       $  726
  Inventory reserves, other.......................     2,532       2,718        (2,541)        2,709

EIGHT MONTHS ENDED DECEMBER 30, 2000
  Allowance for doubtful accounts.................    $  609      $  198       $   (10)       $  797
  Inventory reserves, other.......................     1,557       3,993        (3,018)        2,532

FISCAL YEAR ENDED APRIL 29, 2000
  Allowance for doubtful accounts.................    $  994      $ (385)      $    --        $  609
  Inventory reserves, other.......................     1,436       3,360        (3,239)        1,557

FISCAL YEAR ENDED APRIL 24, 1999
  Allowance for doubtful accounts.................    $  876      $  118       $    --        $  994
  Inventory reserves, other.......................     3,961       1,923        (4,448)        1,436

------------------------

(1) Primarily represents the utilization of established reserves, net of recoveries.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned, thereunto duly authorized.

                                                       WEIGHT WATCHERS INTERNATIONAL, INC.
Date: March 27, 2002

                                                       By:  /s/ LINDA HUETT
                                                            -----------------------------------------
                                                            Linda Huett
                                                            President and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                       By:  /s/ LINDA HUETT
                                                            -----------------------------------------
                                                            Linda Huett
                                                            President and Director
Date: March 27, 2002                                        (Principal Executive Officer)

                                                       By:  /s/ THOMAS S. KIRITSIS
                                                            -----------------------------------------
                                                            Thomas S. Kiritsis
                                                            Vice President and Chief Financial Officer
                                                            (Principal Financial and Accounting
Date: March 27, 2002                                        Officer)

                                                       By:  /s/ RAYMOND DEBBANE
                                                            -----------------------------------------
                                                            Raymond Debbane
Date: March 27, 2002                                        Director

                                                       By:  /s/ JONAS M. FAJGENBAUM
                                                            -----------------------------------------
                                                            Jonas M. Fajgenbaum
Date: March 27, 2002                                        Director

                                                       By:  /s/ SACHA LAINOVIC
                                                            -----------------------------------------
                                                            Sacha Lainovic
Date: March 27, 2002                                        Director

                                                       By:  /s/ CHRISTOPHER J. SOBECKI
                                                            -----------------------------------------
                                                            Christopher J. Sobecki
Date: March 27, 2002                                        Director

                                                       By:  /s/ SAM K. REED
                                                            -----------------------------------------
                                                            Sam K. Reed
Date: March 27, 2002                                        Director

                                                       By:  /s/ MARSHA JOHNSON EVANS
                                                            -----------------------------------------
                                                            Marsha Johnson Evans
Date: March 27, 2002                                        Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
        **2.                   --   Recapitalization and Stock Purchase Agreement, dated
                                    July 22, 1999, among Weight Watchers International, Inc.,
                                    H.J. Heinz Company and Artal International S.A. is
                                    incorporated herein by reference to Exhibit 2 filed with
                                    Amendment No. 1 to the Registrant's Registration Statement
                                    on Form S-4 (File No. 333-92005) as filed on March 2, 2000.

         *3.1                  --   Amended and Restated Articles of Incorporation of Weight
                                    Watchers International, Inc.

         *3.2                  --   Amended and Restated By-laws of Weight Watchers
                                    International, Inc.

         *3.3                  --   Articles of Amendment to the Articles of Incorporation, as
                                    Amended and Restated, of Weight Watchers International,
                                    Inc., to Create a New Series of Preferred Stock Designated
                                    as Series B Junior Participating Preferred Stock, adopted as of November 14, 2001.

        **4.1                  --   Senior Subordinated Dollar Notes Indenture, dated as of
                                    September 29, 1999, between Weight Watchers International,
                                    Inc. and Norwest Bank Minnesota, National Association is
                                    incorporated herein by reference to Exhibit 4.1 filed with
                                    Amendment No. 1 to the Registrant's Registration Statement
                                    on Form S-4 (File No. 333-92005) as filed on March 2, 2000.

        **4.2                  --   Guarantee Agreement, dated as of March 3, 2000, given by 58
                                    WW Food Corp., Waist Watchers, Inc., Weight Watchers Camps
                                    and Spas, Inc., Weight Watchers Direct, Inc., W/
                                    W Twentyfirst Corporation, W.W. Weight Reductions Services,
                                    Inc., W.W.I. European Services, Ltd., W.W. Inventory
                                    Service Corp., Weight Watchers North America, Inc., Weight
                                    Watchers UK Holdings Ltd., Weight Watchers International
                                    Holdings, Ltd., Weight Watchers U.K. Limited, Weight
                                    Watchers (Accessories & Publications) Ltd., Weight Watchers
                                    (Food Products) Limited, Weight Watchers New Zealand
                                    Limited, Weight Watchers International Pty Limited, Fortuity
                                    Pty Ltd. and Gutbusters Ltd. is incorporated herein by
                                    reference to Exhibit 4.2 with Amendment No. 1 to the
                                    Registrant's Registration Statement on Form S-4 (File
                                    No. 333-92005) as filed on March 2, 2000.

        **4.3                  --   Senior Subordinated Euro Notes Indenture, dated as of
                                    September 29, 1999, between Weight Watchers International
                                    Inc. and Norwest Bank Minnesota, National Association is
                                    incorporated herein by reference to Exhibit 4.3 with
                                    Amendment No. 1 to the Registrant's Registration Statement
                                    on Form S-4 (File No. 333-92005) as filed on March 2, 2000.

        **4.4                  --   Guarantee Agreement, dated as of March 3, 2000, given by 58
                                    WW Food Corp., Waist Watchers, Inc., Weight Watchers Camps
                                    and Spas, Inc., Weight Watchers Direct, Inc., W/
                                    W Twentyfirst Corporation, W.W. Weight Reductions Services,
                                    Inc., W.W.I. European Services, Ltd., W.W. Inventory
                                    Service Corp., Weight Watchers North America, Inc., Weight
                                    Watchers UK Holdings Ltd., Weight Watchers International
                                    Holdings, Ltd., Weight Watchers U.K. Limited, Weight
                                    Watchers (Accessories & Publications) Ltd., Weight Watchers
                                    (Food Products) Limited, Weight Watchers New Zealand
                                    Limited, Weight Watchers International Pty Limited, Fortuity
                                    Pty Ltd. and Gutbusters Ltd. is incorporated herein by
                                    reference to Exhibit 4.4 with Amendment No. 1 to the
                                    Registrant's Registration Statement on Form S-4 (File
                                    No. 333-92005) as filed on March 2, 2000.

        **4.5                  --   Form of Rights Agreement between Weight Watchers
                                    International Inc. and Equiserve Trust Company, N.A. is
                                    incorporated herein by reference to Exhibit 4.5 with
                                    Amendment No. 2 to the Registrant's Registration Statement
                                    on Form S-1 (File No. 333-69362) as filed on November 9,
                                    2001.

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
        **4.6                  --   Specimen of stock certificate representing Weight Watchers
                                    International Inc.'s common stock, no par value is
                                    incorporated herein by reference to Exhibit 4.6 with
                                    Amendment No. 2 to the Registrant's Registration Statement
                                    on Form S-1 (File No. 333-69362) as filed on November 9,
                                    2001.

        *10.1                  --   Second Amended and Restated Credit Agreement, dated as of
                                    December 21, 2001, among Weight Watchers International,
                                    Inc., WW Funding Corp., Credit Suisse First Boston, BHF
                                    (USA) Capital Corporation and Fortis (USA) Finance LLC, The
                                    Bank of Nova Scotia and various financial institutions.

       **10.2                  --   Preferred Stock Stockholders's Agreement, dated as of
                                    September 29, 1999, among Weight Watchers International,
                                    Inc., Artal Luxembourg S.A. and H.J. Heinz Company is
                                    incorporated herein by reference to Exhibit 10.2 filed with
                                    Amendment No. 1 to the Registrant's Registration Statement
                                    on Form S-4 (File No. 333-92005) as filed on March 2, 2000.

       **10.3                  --   Stockholders' Agreement, dated as of September 29, 1999,
                                    among Weight Watchers International, Inc., Artal Luxembourg
                                    S.A. and H.J. Heinz Company is incorporated herein by
                                    reference to Exhibit 10.3 filed with Amendment No. 1 to the
                                    Registrant's Registration Statement on Form S-4 (File
                                    No. 333-92005) as filed on March 2, 2000.

       **10.4                  --   License Agreement, dated as of September 29, 1999, between
                                    WW Foods, LLC and Weight Watchers International, Inc. is
                                    incorporated herein by reference to Exhibit 10.4 filed with
                                    Amendment No. 1 to the Registrant's Registration Statement
                                    on Form S-4 (File No. 333-92005) as filed on March 2, 2000.

       **10.5                  --   License Agreement, dated as of September 29, 1999, between
                                    Weight Watchers International, Inc. and H.J. Heinz Company
                                    is incorporated herein by reference to Exhibit 10.5 filed
                                    with Amendment No. 1 to the Registrant's Registration
                                    Statement on Form S-4 (File No. 333-92005) as filed on
                                    March 2, 2000.

       **10.6                  --   License Agreement, dated as of September 29, 1999, between
                                    WW Foods, LLC and H.J. Heinz Company is incorporated herein by reference to Exhibit 10.6 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File
                                    No. 333-92005) as filed on March 2, 2000.

       **10.7                  --   LLC Agreement, dated as of September 29, 1999, between
                                    H.J. Heinz Company and Weight Watchers International, Inc.
                                    is incorporated herein by reference to Exhibit 10.7 filed
                                    with Amendment No. 1 to the Registrant's Registration
                                    Statement on Form S-4 (File No. 333-92005) as filed on
                                    March 2, 2000.

       **10.8                  --   Operating Agreement, dated as of September 29, 1999, between
                                    Weight Watchers International, Inc. and H.J. Heinz Company
                                    is incorporated herein by reference to Exhibit 10.8 filed
                                    with Amendment No. 1 to the Registrant's Registration
                                    Statement on Form S-4 (File No. 333-92005) as filed on
                                    March 2, 2000.

       **10.9                  --   Subscription Agreement, dated as of September 29, 1999,
                                    among WeightWatchers.com, Inc., Weight Watchers
                                    International, Inc., Artal Luxembourg S.A. and H.J. Heinz
                                    Company is incorporated herein by reference to Exhibit 10.9 filed with Amendment No. 1 to the Registrant's Registration
                                    Statement on Form S-4 (File No. 333-92005) as filed on
                                    March 2, 2000.

       **10.10                 --   Registration Rights Agreement, dated September 29, 1999,
                                    among WeightWatchers.com, Weight Watchers International,
                                    Inc., H.J. Heinz Company and Artal Luxembourg S.A. is
                                    incorporated herein by reference to Exhibit 10.10 filed with
                                    Amendment No. 1 to the Registrant's Registration Statement
                                    on Form S-4 (File No. 333-92005) as filed on March 2, 2000.

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
       **10.11                 --   Stockholders' Agreement, dated September 29, 1999, among
                                    WeightWatchers.com, Weight Watchers International, Inc.,
                                    Artal Luxembourg S.A., H.J. Heinz Company is incorporated
                                    herein by reference to Exhibit 10.11 filed with Amendment
                                    No. 1 to the Registrant's Registration Statement on
                                    Form S-4 (File No. 333-92005) as filed on March 2, 2000.

       **10.12                 --   Letter Agreement, dated as of September 29, 1999, between
                                    Weight Watchers International, Inc. and The Invus Group,
                                    Ltd. is incorporated herein by reference to Exhibit 10.12
                                    filed with Amendment No. 1 to the Registrant's Registration
                                    Statement on Form S-4 (File No. 333-92005) as filed on
                                    March 2, 2000.

        *10.13                 --   Amendment to Letter Agreement, dated as of October 19, 2001, between Weight Watchers International, Inc. and The Invus
                                    Group, Ltd.

       **10.14                 --   Agreement of Lease, dated as of August 1, 1995, between
                                    Industrial & Research Associates Co. and Weight Watchers
                                    International, Inc. is incorporated herein by reference to
                                    Exhibit 10.13 filed with Amendment No. 1 to the Registrant's
                                    Registration Statement on Form S-4 (File No. 333-92005) as
                                    filed on March 2, 2000.

       **10.15                 --   Lease Agreement, dated as of April 1, 1997, between Junto
                                    Investments and Weight Watchers North America, Inc. is
                                    incorporated herein by reference to Exhibit 10.14 filed with
                                    Amendment No. 1 to the Registrant's Registration Statement
                                    on Form S-4 (File No. 333-92005) as filed on March 2, 2000.

       **10.16                 --   Lease Agreement, dated as of August 31, 1995, between 89
                                    State Line Limited Partnership and Weight Watchers North
                                    America, Inc. is incorporated herein by reference to
                                    Exhibit 10.15 filed with Amendment No. 1 to the Registrant's
                                    Registration Statement on Form S-4 (File No. 333-92005) as
                                    filed on March 2, 2000.

        *10.17                 --   Weight Watchers Savings Plan, dated as of October 3, 1999, as amended.

       **10.18                 --   Weight Watchers Executive Profit Sharing Plan, dated as of
                                    October 4, 1999 is incorporated herein by reference to
                                    Exhibit 10.18 filed with Registrant's Annual Report on
                                    Form 10-K for the fiscal year ended April 29, 2000.

       **10.19                 --   1999 Stock Purchase and Option Plan of Weight Watchers
                                    International, Inc. and Subsidiaries is incorporated herein by reference to Exhibit 10.19 filed with Registrant's Annual
                                    Report on Form 10-K for the fiscal year ended April 29,
                                    2000.

       **10.20                 --   Weight Watchers.com Stock Incentive Plan of Weight Watchers
                                    International, Inc. and Subsidiaries is incorporated herein by reference to Exhibit 10.20 filed with Registrant's Annual
                                    Report on Form 10-K for the fiscal year ended April 29,
                                    2000.

       **10.21                 --   Warrant Agreement, dated as of November 24, 1999, between
                                    WeightWatchers.com, Inc. and Weight Watchers International,
                                    Inc. is incorporated herein by reference to Exhibit 10.20
                                    filed with Amendment No. 1 to the Registrant's Registration
                                    Statement on Form S-1 (File No. 333-69362) as filed on
                                    October 29, 2001.

       **10.22                 --   Warrant Certificate of WeightWatchers.com No. 1, dated as of
                                    November 24, 1999 is incorporated herein by reference to
                                    Exhibit 10.22 filed with Amendment No. 1 to the Registrant's
                                    Registration Statement on Form S-1 (File No. 333-69362) as
                                    filed on October 29, 2001.

       **10.23                 --   Warrant Agreement, dated as of October 1, 2000, between
                                    WeightWatchers.com, Inc. and Weight Watchers International,
                                    Inc. is incorporated herein by reference to Exhibit 10.2
                                    filed with Weight Watchers International, Inc.'s Quarterly
                                    Report on Form 10-Q for the quarterly period ended
                                    October 28, 2000.

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
       **10.24                 --   Warrant Certificate of WeightWatchers.com, Inc. No. 2, dated as of October 1, 2000 is incorporated herein by reference to
                                    Exhibit 10.2 filed with Weight Watchers International,
                                    Inc.'s Quarterly Report on Form 10-Q for the quarterly
                                    period ended October 28, 2000.

       **10.25                 --   Warrant Agreement, dated as of May 3, 2001, between
                                    WeightWatchers.com, Inc. and Weight Watchers International,
                                    Inc. is incorporated herein by reference to Exhibit 10.2
                                    filed with Weight Watchers International, Inc.'s Quarterly
                                    Report on Form 10-Q for the quarterly period ended June 30,
                                    2001.

       **10.26                 --   Warrant Certificate of WeightWatchers.com, Inc., No. 3,
                                    dated as of May 3, 2001 is incorporated herein by reference to Exhibit 10.3 filed with Weight Watchers International,
                                    Inc.'s Quarterly Report on Form 10-Q for the quarterly
                                    period ended June 30, 2001.

       **10.27                 --   Warrant Agreement, dated as of September 10, 2001 between
                                    WeightWatchers.com, Inc. and Weight Watchers International,
                                    Inc. is incorporated herein by reference to Exhibit 10.29
                                    filed with Amendment No. 1 to the Registrant's Registration
                                    Statement on Form S-1 (File No. 333-69362) as filed on
                                    October 29, 2001.

       **10.28                 --   Warrant Certificate Weightwatchers.com, Inc. No. 4, dated as of September 10, 2001 is incorporated herein by reference to
                                    Exhibit 10.30 filed with Amendment No. 1 to the Registrant's
                                    Registration Statement of Form S-1 (File No. 333-69362) as
                                    filed on October 29, 2001.

       **10.29                 --   Second and Amended Restated Note, dated as of September 10,
                                    2001, by WeightWatchers.com, Inc. to Weight Watchers
                                    International, Inc. is incorporated herein by reference to
                                    Exhibit 10.24 filed with Amendment No. 1 to Registrant's
                                    Registration Statement on Form S-1 (File No. 333-69362) as
                                    filed on October 29, 2001.

       **10.30                 --   Put/Call Agreement, dated April 18, 2001, between Weight
                                    Watchers International, Inc. and H.J. Heinz Company is
                                    incorporated herein by reference to Exhibit 10.4 filed with
                                    Weight Watchers International, Inc.'s Quarterly Report on
                                    Form 10-Q for the quarterly period ended June 30, 2001.

       **10.31                 --   Second Amended and Restated Collateral Assignment and
                                    Security Agreement, dated as of September 10, 2001, by
                                    WeightWatchers.com, Inc. in favor of Weight Watchers
                                    International, Inc. is incorporated herein by reference to
                                    Exhibit No. 10.31 filed with Amendment No. 1 to the
                                    Registrant's Registration Statement on Form S-1 (File
                                    No. 333-69362) as filed on October 29, 2001.

       **10.32                 --   Termination Agreement, dated as of November 5, 2001, between
                                    Weight Watchers International, Inc. and Artal Luxembourg
                                    S.A. is incorporated herein by reference to
                                    Exhibit No. 10.32 filed with Amendment No. 2 to the
                                    Registrant's Registration Statement on Form S-1 (File
                                    No. 333-69362) as filed on November 9, 2001.

       **10.33                 --   Amended and Restated Co-Pack Agreement, dated as of
                                    September 13, 2001, between Weight Watchers International,
                                    Inc. and Nellson Nutraceutical, Inc. is incorporated herein by reference to Exhibit No. 10.33 filed with Amendment
                                    No. 1 to the Registrant's Registration Statement on
                                    Form S-1 (File No. 333-69362) as filed on October 29, 2001.

       **10.34                 --   Amended and Restated Intellectual Property License
                                    Agreement, dated as of September 10, 2001, between Weight
                                    Watchers International, Inc. and WeightWatchers.com, Inc. is
                                    incorporated herein by reference to Exhibit No. 10.34 filed with Amendment No. 2 to the Registrant's Registration
                                    Statement on Form S-1 (File No. 333-69362) as filed on
                                    November 9, 2001.

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
       **10.35                 --   Service Agreement, dated as of September 10, 2001, between
                                    Weight Watchers International, Inc. and WeightWatchers.com,
                                    Inc. is incorporated herein by reference to
                                    Exhibit No. 10.35 filed with Amendment No. 2 to the
                                    Registrant's Registration Statement on Form S-1 (File
                                    No. 333-69362) as filed on November 9, 2001.

       **10.36                 --   Corporate Agreement, dated as of September 10, 2001, between
                                    Weight Watchers International, Inc. and WeightWatchers.com,
                                    Inc. and Artal Luxembourg S.A. is incorporated herein by
                                    reference to Exhibit No. 10.36 filed with Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File
                                    No. 333-69362) as filed on November 9, 2001.

       **10.37                 --   Guaranty of Sublease, dated as of September 12, 2000, by
                                    Weight Watchers International, Inc. of the Agreement of
                                    Sublease between RDR Associates, Inc. and
                                    WeightWatchers.com, Inc. is incorporated herein by reference to Exhibit No. 10.37 filed with Amendment No. 2 to the
                                    Registrant's Registration Statement on Form S-1 (File
                                    No. 333-69362) as filed on November 9, 2001.

       **10.38                 --   Registration Rights Agreement, dated as of September 29,
                                    1999, among Weight Watchers International, Inc., H.J. Heinz
                                    Company and Artal Luxembourg S.A. is incorporated herein by reference to Exhibit No. 10.38 filed with Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File
                                    No. 333-69362) as filed on November 9, 2001.

       **21                    --   Subsidiaries of Weight Watchers International, Inc. is
                                    incorporated herein by reference to Exhibit 21 filed with
                                    Amendment No. 1 to the Registrant's Registration Statement
                                    on Form S-1 (File No. 333-69362) as filed on October 29,
                                    2001.

------------------------

*   Filed herewith.

**  Previously filed.