Form 10-Q
period 2002-03-30
WEIGHT WATCHERS INTERNATIONAL INC
filed 2002-05-14
CIK 105319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

                          Commission File No. 000-03389

                       WEIGHT WATCHERS INTERNATIONAL, INC.
  ----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Virginia                                       11-6040273
-------------------------------------    -------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

             175 Crossways Park West, Woodbury, New York 11797-2055
  ----------------------------------------------------------------------------
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

                         Yes  /X/       No / /

     The number of common shares outstanding as of April 30, 2002 was 105,836,909.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                PAGE NO.
                                                                                --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Consolidated Balance Sheets as of March 30, 2002 and
  December 29, 2001                                                                2

Unaudited Consolidated Statements of Operations
  for the three months ended March 30, 2002 and March 31, 2001                     3

Unaudited Consolidated Statements of Changes in Shareholders' Deficit
  and Comprehensive Income for the three months ended March 30, 2002,
  and for the fiscal year ended December 29, 2001                                  4

Unaudited Consolidated Statements of Cash Flows
  for the three months ended March 30, 2002 and March 31, 2001                     5

Notes to Unaudited Consolidated Financial Statements                             6 - 18

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              19 - 24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                25

PART II. OTHER INFORMATION                                                      26 - 27

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters To a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

ITEM 1. FINANCIAL STATEMENTS

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                      MARCH 30,       DECEMBER 29,
                                                                                                        2002             2001
                                                                                                   ---------------   --------------
                                                                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                                      $        34,494   $       23,338
    Receivables, net                                                                                        16,634           13,619
    Inventories, net                                                                                        22,217           26,205
    Prepaid expenses, other                                                                                 18,879           20,717
                                                                                                   ---------------   --------------
      TOTAL CURRENT ASSETS                                                                                  92,224           83,879

Property and equipment, net                                                                                 10,922           10,725
Notes and other receivables, noncurrent                                                                        243              325
Goodwill, trademarks and other intangible assets, net                                                      288,029          241,165
Deferred income taxes                                                                                      135,861          136,281
Deferred financing costs, other                                                                             10,252           10,473
                                                                                                   ---------------   --------------
      TOTAL ASSETS                                                                                 $       537,531   $      482,848
                                                                                                   ===============   ==============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Portion of long-term debt due within one year                                                  $        32,199   $       15,699
    Accounts payable                                                                                        13,016           17,698
    Accrued liabilities                                                                                     61,429           52,454
    Income taxes                                                                                            22,771            9,139
    Deferred revenue                                                                                        20,725           13,020
                                                                                                   ---------------   --------------
      TOTAL CURRENT LIABILITIES                                                                            150,140          108,010

Long-term debt                                                                                             453,498          458,320
Deferred income taxes                                                                                        3,169            3,169
Other                                                                                                          812              870
                                                                                                   ---------------   --------------
      TOTAL LONG-TERM DEBT AND OTHER LIABILITIES                                                           457,479          462,359

Redeemable preferred stock                                                                                       -           25,996
SHAREHOLDERS' DEFICIT
    Common stock, $0 par; 1,000,000 shares authorized; 111,988 shares issued;
      105,748 shares outstanding at March 30, 2002 and 105,500 shares at December 29, 2001                       -                -
    Treasury stock, at cost, 6,240 shares at March 30, 2002 and 6,488 shares at December 29, 2001          (25,198)         (26,196)
    Accumulated deficit                                                                                    (36,470)         (73,998)
    Accumulated other comprehensive loss                                                                    (8,420)         (13,323)
                                                                                                   ---------------   --------------
      TOTAL SHAREHOLDERS' DEFICIT                                                                          (70,088)        (113,517)
                                                                                                   ---------------   --------------
      TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' DEFICIT                      $       537,531   $      482,848
                                                                                                   ===============   ==============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             THREE MONTHS ENDED
                                                               --------------------------------------------
                                                                    MARCH 30,                 MARCH 31,
                                                                      2002                      2001
                                                               --------------------      ------------------
                                                                                (UNAUDITED)
Meeting fees, net                                              $            134,356      $          111,446
Product sales and other, net                                                 78,147                  60,505
                                                               --------------------      ------------------
        Revenues, net                                                       212,503                 171,951

Cost of revenues                                                             96,017                  77,443
                                                               --------------------      ------------------
        Gross profit                                                        116,486                  94,508

Marketing expenses                                                           29,325                  27,100
Selling, general and administrative expenses                                 16,105                  19,163
                                                               --------------------      ------------------
        Operating income                                                     71,056                  48,245

Interest expense, net                                                        10,814                  14,120
Other income, net                                                              (621)                   (986)
                                                               --------------------      ------------------
        Income before income taxes and minority interest                     60,863                  35,111

Provision for income taxes                                                   23,553                  11,815
                                                               --------------------      ------------------
        Income before minority interest                                      37,310                  23,296

Minority interest                                                                26                      58
                                                               --------------------      ------------------
        Net income                                             $             37,284      $           23,238
                                                               ====================      ==================

Preferred stock dividends                                                       254                     375
                                                               --------------------      ------------------
        Net income available to common shareholders            $             37,030      $           22,863
                                                               ====================      ==================

Net income per share:
        Basic                                                  $               0.35      $             0.20
                                                               ====================      ==================
        Diluted                                                $               0.34      $             0.20
                                                               ====================      ==================

Weighted average common shares outstanding:
        Basic                                                               105,639                 111,988
                                                               ====================      ==================
        Diluted                                                             108,083                 113,613
                                                               ====================      ==================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN
                 SHAREHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                           ACCUMULATED
                                                  COMMON STOCK         TREASURY STOCK         OTHER
                                              -------------------   --------------------  COMPREHENSIVE  ACCUMULATED
                                               SHARES     AMOUNT     SHARES      AMOUNT       LOSS         DEFICIT        TOTAL
                                              --------   --------   --------   ---------  -------------  -----------   ------------
Balance at December 30, 2000                   111,988          -          -           -   $    (6,271)  $  (216,507)  $  (222,778)

Comprehensive Income:
    Net income                                                                                               147,187       147,187
    Translation adjustment                                                                      (3,132)                     (3,132)
    Change in fair value of derivatives
     accounted for as hedges                                                                    (3,920)                     (3,920)
                                                                                                                       -----------

Total Comprehensive Income                                                                                                 140,135
                                                                                                                       -----------

Preferred stock dividend                                                                                      (1,500)       (1,500)
Purchase of treasury stock                                             6,719   $ (27,132)                          -       (27,132)
Stock options exercised                                                  (93)        375                        (177)          198
Sale of common stock                                                    (138)        561                         (36)          525
Cost of public equity offering                                                                                (2,965)       (2,965)
                                               -------   --------   --------   ---------   -----------   -----------   -----------

    Balance at December 29, 2001               111,988          -      6,488     (26,196)      (13,323)      (73,998)     (113,517)

Comprehensive Income:
    Net income                                                                                                37,284        37,284
    Translation adjustment                                                                       4,710                       4,710
    Change in fair value of derivatives
     accounted for as hedges                                                                       193                         193
                                                                                                                       -----------
Total Comprehensive Income                                                                                                  42,187
                                                                                                                       -----------

Preferred stock dividend                                                                                        (254)         (254)
Stock options exercised                                                 (248)        998                        (472)          526
Tax benefit of stock options exercised                                                                           970           970
                                               -------   --------   --------   ---------   -----------   -----------   -----------

    Balance at March 30, 2002                  111,988   $      -      6,240   $ (25,198)  $    (8,420)  $   (36,470)  $   (70,088)
                                               =======   ========   ========   =========   ===========   ===========   ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

             WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                  --------------------------------------
                                                                      MARCH 30,             MARCH 31,
                                                                         2002                 2001
                                                                  ----------------      ----------------
                                                                               (UNAUDITED)
      Cash provided by operating activities                       $         73,154      $         55,535
                                                                  ----------------      ----------------

Investing activities:
    Capital expenditures                                                    (1,041)                 (691)
    Advances and interest in equity investment                                   -                (5,863)
    Acquisitions                                                           (46,548)              (83,800)
    Other items, net                                                          (161)               (1,805)
                                                                  ----------------      ----------------
      Cash used for investing activities                                   (47,750)              (92,159)
                                                                  ----------------      ----------------

Financing activities:
    Net decrease in short-term borrowings                                   (1,395)                 (629)
    Proceeds from borrowings                                                58,500                60,000
    Payment of dividends                                                    (1,249)                    -
    Payments of long-term debt                                             (45,602)              (28,530)
    Redemption of redeemable preferred stock                               (25,000)                    -
    Proceeds from stock options exercised                                      526                     -
                                                                  ----------------      ----------------
      Cash (used for) provided by financing activities                     (14,220)               30,841
                                                                  ----------------      ----------------

Effect of exchange rate changes on cash and cash equivalents                   (28)               (1,832)
Net increase (decrease) in cash and cash equivalents                        11,156                (7,615)
Cash and cash equivalents, beginning of period                              23,338                44,501
                                                                  ----------------      ----------------
Cash and cash equivalents, end of period                          $         34,494      $         36,886
                                                                  ================      ================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

          The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations, the financial position and cash flows of the Company. Those comments should be read in conjunction with these notes. The Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 includes additional information about the Company, its results of operations, its financial position and its cash flows, and should be read in conjunction with this Quarterly Report on Form 10-Q.

     RECENTLY ISSUED ACCOUNTING STANDARDS:

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the mandatory use of the purchase method of accounting for business combinations, elimination of indefinite life goodwill amortization, a revised framework for testing goodwill, impairment at a "reporting unit" level and new criteria for the identification and potential amortization of other intangible assets. The Company adopted SFAS No. 142 on December 30, 2001. See Note 3.

          In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of AICPA Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on December 30, 2001 and will adopt SFAS No. 143 on December 29, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial position or results of operations, nor does the Company expect the adoption of SFAS No. 143 to have any such material impact.

2.   ACQUISITIONS

          On January 18, 2002, the Company completed the acquisition of one of its franchisees, Weight Watchers of North Jersey, Inc., pursuant to the terms of an Asset Purchase Agreement executed on December 31, 2001 among Weight Watchers of North Jersey, Inc., the Company and Weight Watchers North America, Inc., a wholly-owned subsidiary of the Company. The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations are

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     included in the financial statements from the date of acquisition. Substantially all of the purchase price in excess of the net assets acquired has been recorded as goodwill and other intangible assets. Management is in the process of determining the allocation between goodwill and other intangible assets and expects this allocation to be finalized during the second quarter of fiscal 2002. The purchase price for the acquisition was $46,500. The acquisition was financed through additional borrowings pursuant to the Company's Amended and Restated Credit Agreement, as amended on January 16, 2001 and December 21, 2001 (the "Credit Facility"). See Note 4.

          On January 16, 2001, the Company completed the acquisition of the Company's franchised territories and certain business assets of Weighco Enterprises, Inc., Weighco of Northwest, Inc., and Weighco of Southwest, Inc. ("Weighco"), for an aggregate purchase price of $83,800 plus acquisition costs of $577. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the financial statements from the date of the acquisition. Assets acquired include inventory ($1,884) and property and equipment ($1,801). The excess of investment over the net book value of assets acquired at the date of acquisition resulted in goodwill of $80,692. The acquisition was financed through additional borrowings of $60,000 obtained pursuant to the Credit Facility, and cash from operations.

3.   INTANGIBLE ASSETS

          In accordance with SFAS No. 142, the Company has performed a fair value impairment test on its goodwill and determined that no impairment loss was necessary as of December 30, 2001. As of March 30, 2002, certain intangible assets relating to the Company's acquisition of Weight Watchers of North Jersey, Inc. have not been allocated from goodwill. The Company expects this allocation to be finalized during the second quarter of fiscal 2002. See Note 2.

          The carrying amount of amortized intangible assets as of March 30, 2002 and December 29, 2001 is as follows:

                            MARCH 30, 2002                 DECEMBER 29, 2001
                   -------------------------------   -----------------------------
                        GROSS                           GROSS
                      CARRYING        ACCUMULATED      CARRYING       ACCUMULATED       AMORTIZATION
                       AMOUNT        AMORTIZATION       AMOUNT        AMORTIZATION         PERIOD
                   --------------   --------------   -------------   -------------    ----------------
Trademarks
and other          $       21,565   $       18,979   $      21,238   $      18,659      3 - 5 years

          Unamortized goodwill is due mainly to acquisitions of the Company's franchised territories. The changes in the carrying amount of goodwill for the three months ended March 30, 2002 is due to the acquisition of Weight Watchers of North Jersey, Inc. and translation of the Company's foreign subsidiaries into U.S. Dollars. Aggregate amortization expense of definite lived intangible assets for the three months ended March 30, 2002 and March 31, 2001 was approximately $252 and $126, respectively.

             WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

          Estimated amortization expense for the next five fiscal years is as follows:

               2002                $    942
               2003                $    690
               2004                $    621
               2005                $    474
               2006                $     79

         As required by SFAS No. 142, the results for the three months ended March 31, 2001 have not been restated. A reconciliation of net income, as if SFAS No. 142 had been adopted, is presented below for the three months ended March 30, 2002 and March 31, 2001:

                                                                             THREE MONTHS ENDED
                                                                    ------------------------------------
                                                                     MARCH 30, 2002      MARCH 31, 2001
                                                                    ----------------    ----------------
Reported net income available to common shareholders                $         37,030    $         22,863
Addback: goodwill amortization (net of tax)                                        -               1,452
                                                                    ----------------    ----------------
     Adjusted net income available to common shareholders           $         37,030    $         24,315
                                                                    ================    ================

Basic earnings per share:
  Reported net income available to common shareholders              $           0.35    $           0.20
  Addback: goodwill amortization                                                   -                0.01
                                                                    ----------------    ----------------
     Adjusted net income available to common shareholders           $           0.35    $           0.21
                                                                    ================    ================

Diluted earnings per share:
  Reported net income available to common shareholders              $           0.34    $           0.20
  Addback: goodwill amortization                                                   -                0.01
                                                                    ----------------    ----------------
     Adjusted net income available to common shareholders           $           0.34    $           0.21
                                                                    ================    ================

4.   LONG-TERM DEBT

          In connection with the Transaction (See Note 5), the Company entered into the Credit Facility. As amended on January 16, 2001, the Credit Facility provided for (i) a $90,000 term loan A facility ("Term Loan A"),
     (ii) a $75,000 term loan B facility ("Term Loan B"), (iii) an $87,000 transferable loan certificate ("TLC"), (iv) a $20,000 term loan D facility ("Term Loan D") and (v) a revolving credit facility with borrowings up to $45,000 ("Revolving Credit Facility"). On December 21, 2001, the Credit Facility was refinanced as follows: (i) Term Loan B, term Loan D and the TLC in the amount of $71,000, $19,000 and $82,000, respectively were repaid and replaced with a new Term Loan B of $108,000 and a new TLC of $64,000. Borrowings under the Credit Facility are paid quarterly and bear interest at rates which varied through the three months ended March 30, 2002 from 3.65% to 5.5%.

          In addition, as part of the Transaction, the Company issued 150,000 USD denominated and 100,000 EUR denominated principal amount of 13% Senior Subordinated Notes due 2009 (the "Notes") to qualified institutional buyers. At March 30, 2002, the 100,000 EUR notes translated into 87,160 USD denominated equivalent.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.   REDEEMABLE PREFERRED STOCK

          The Company issued one million shares of Series A Preferred Stock in conjunction with a recapitalization and stock purchase agreement (the "Transaction") with its former parent, H.J. Heinz Company ("Heinz"). The liquidation preference of the Series A Preferred Stock is $25 per share.

          On March 1, 2002, the Company redeemed from Heinz all of the Company's Series A Preferred Stock for a redemption price of $25,000 plus accrued and unpaid dividends. The redemption was financed through additional borrowings of $12,000 under the Revolving Credit Facility and cash from operations.

6.   EARNINGS PER SHARE

          Basic earnings per share ("EPS") computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS includes the weighted average number of common shares outstanding and the effect of common stock equivalents. The following table sets forth the computation of basic and diluted EPS.

                                                                                    THREE MONTHS ENDED
                                                                            --------------------------------
                                                                               MARCH 30,        MARCH 31,
                                                                                 2002             2001
                                                                            --------------    --------------
Numerator:
   Net income                                                               $       37,284    $       23,238
   Preferred stock dividends                                                           254               375
                                                                            --------------    --------------
     Numerator for basic and diluted EPS-net income available
       to common shareholders                                               $       37,030    $       22,863
                                                                            --------------    --------------

Denominator:
     Denominator for basic EPS-weighted-average shares                             105,639           111,988
     Effect of dilutive securities:
       Stock options                                                                 2,444             1,625
                                                                            --------------    --------------

     Denominator for diluted EPS-weighted-average
       shares                                                                      108,083           113,613
                                                                            ==============    ==============

EPS:
     Basic EPS                                                              $         0.35    $         0.20
                                                                            ==============    ==============
     Diluted EPS                                                            $         0.34    $         0.20
                                                                            ==============    ==============

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.   INCOME TAXES

          The effective tax rate for the three months ended March 30, 2002 and March 31, 2001 were 38.7% and 33.7%, respectively. For the three months ended March 30, 2002, the primary differences between the U.S. federal statutory tax rate and the Company's effective tax rate were state income taxes, offset by lower statutory tax rates in certain foreign jurisdictions. For the three months ended March 31, 2001, the primary differences between the U.S. federal statutory tax rate and the Company's effective tax rate were state income taxes, offset by lower statutory tax rates in certain foreign jurisdictions and the deferred tax asset valuation allowance.

8.   WEIGHTWATCHERS.COM

     LOAN AGREEMENT:

          Pursuant to the amended loan agreement dated September 10, 2001, between the Company and WeightWatchers.com, through fiscal year 2001, the Company provided loans to WeightWatchers.com aggregating $34,500. The Company is not required to provide any additional funding to WeightWatchers.com. As WeightWatchers.com is an equity investee, and the Company has been the only entity providing funding, through fiscal year 2001, the Company reduced its loan receivable balances by all of WeightWatchers.com's losses. The remaining loan receivable balances were then reviewed for impairment. As a result of such review, the Company recorded a full valuation allowance against the remaining loan receivable balances.

          The note bears interest at 13% per year, beginning on January 1, 2002, and beginning March 31, 2002, interest shall be paid to the Company semi-annually. All principal outstanding under the agreement is payable in six semi-annual installments commencing on March 31, 2004. For the three months ended March 30, 2002, the Company recorded interest income of $1,100 on the note, for which payment in full was received in April 2002.

          In addition, the Company has guaranteed an operating lease of WeightWatchers.com for office space. The annual rental rate is $459 plus increases for operating expenses and real estate taxes. The lease expires in September 2003. If it is determined that WeightWatchers.com cannot meet its obligations under the terms of the operating lease, the Company will be required to fund this obligation and record a liability for the remaining lease payments, less any estimated sublease revenues.

     INTELLECTUAL PROPERTY LICENSE:

          The Company entered into an amended and restated intellectual property license agreement dated September 29, 2001, with WeightWatchers.com. In fiscal 2002, the Company began earning royalties pursuant to the agreement. For the three months ended March 30, 2002, the Company recorded royalty income of $720, for which payment in full was received in May 2002.

9.   LEGAL

          Due to the nature of its activities, the Company is, at times, subject to pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, based in

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on the Company's results of operations, its financial condition and its cash flows.

10.  DERIVATIVE INSTRUMENTS AND HEDGING

          The Company enters into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce currency risk associated with fluctuating exchange rates. These contracts are used primarily to hedge certain foreign currency cash flows and for payments arising from some of the Company's foreign currency denominated debt obligations. In addition, the Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of March 30, 2002 and March 31, 2001, the Company held currency and interest rate swap contracts to purchase certain foreign currencies totaling $202,473 and $202,011, respectively. The Company also held separate currency and interest rate swap contracts to sell foreign currencies of $206,437 and $207,047, respectively.

          As of March 30, 2002, losses of $82 ($51 net of taxes) for qualifying hedges, were reported as a component of accumulated other comprehensive loss. For the three months ended March 30, 2002, the ineffective portion of changes in fair values of cash flow hedges were not material. Fair value adjustments for non-qualifying hedges resulted in a reduction of net income of $280 ($444 before taxes) for the three months ended March 31, 2002. In addition, for the three months ended March 30, 2002 reclassification to earnings from accumulated other comprehensive loss resulted in a decrease to net income of $142 ($225 before taxes).

11.  COMPREHENSIVE INCOME

          Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in fair value of derivative instruments.

          Comprehensive income is as follows:

                                                                       THREE MONTHS ENDED
                                                                  ------------------------------
                                                                     MARCH 30,        MARCH 31,
                                                                       2002             2001
                                                                  --------------   -------------
Net income                                                        $       37,284   $      23,238
Foreign currency translation adjustment                                    4,710          (3,950)
Change in fair value of derivatives
     Cumulative effect of the adoption of SFAS 133                                        (5,086)
     Current period changes in fair value of derivatives                     193               -
                                                                  --------------   -------------
Comprehensive income                                              $       42,187   $      14,202
                                                                  ==============   =============

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.  GUARANTOR SUBSIDIARIES

          The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis by the following wholly-owned subsidiaries: 58 WW Food Corp.; Waist Watchers, Inc.; Weight Watchers Camps, Inc.; W.W. Camps and Spas, Inc.; Weight Watchers Direct, Inc.; W/W Twentyfirst Corporation; W.W. Weight Reduction Services, Inc.; W.W.I. European Services Ltd.; W.W. Inventory Service Corp.; Weight Watchers North America, Inc.; Weight Watchers UK Holdings Ltd.; Weight Watchers International Holdings Ltd.; Weight Watchers (U.K.) Limited; Weight Watchers (Exercise) Ltd.; Weight Watchers (Accessories & Publication) Ltd.; Weight Watchers (Food Products) Limited; Weight Watchers New Zealand Limited; BLTC Pty Ltd.; LLTC Pty Ltd.; Weight Watchers Asia Pacific Finance Limited Partnership (APF); Weight Watchers International Pty Limited; Fortuity Pty Ltd.; and Gutbusters Pty Ltd. (collectively, the "Guarantor Subsidiaries"). The obligations of each Guarantor Subsidiary under its guarantee of the Notes are subordinated to such subsidiary's obligations under its guarantee of the Credit Facility.

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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
               SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 30, 2002
                                 (IN THOUSANDS)

                                                                                          NON-
                                                          PARENT       GUARANTOR       GUARANTOR
                                                         COMPANY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                        ----------    ------------    ------------    ------------    ------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                           $    9,139    $     17,529    $      7,826    $          -    $     34,494
    Receivables, net                                         1,817          11,577           3,240               -          16,634
    Inventories                                                  -          17,547           4,670               -          22,217
    Prepaid expenses, other                                  1,194          15,546           2,139               -          18,879
    Intercompany (payables) receivables                   (169,490)        155,003          14,487               -               -
                                                        ----------    ------------    ------------    ------------    ------------
      TOTAL CURRENT ASSETS                                (157,340)        217,202          32,362               -          92,224

Investment in consolidated subsidiaries                    458,374               -               -        (458,374)              -
Property and equipment, net                                  1,160           8,397           1,365               -          10,922
Notes and other receivables, noncurrent                        243               -               -               -             243
Goodwill, trademarks and other intangibles, net             27,610         259,749             670               -         288,029
Deferred income taxes                                       34,699         100,073           1,089                         135,861
Deferred financing costs, other                              9,299            (435)          1,388                          10,252
                                                        ----------    ------------    ------------    ------------    ------------
      TOTAL ASSETS                                      $  374,045    $    584,986    $     36,874    $   (458,374)   $    537,531
                                                        ==========    ============    ============    ============    ============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
    Portion of long-term debt due within one year       $   31,719    $        480    $          -    $          -    $     32,199
    Accounts payable                                           483           9,224           3,309               -          13,016
    Accrued liabilities                                     27,405          25,846           8,178               -          61,429
    Income taxes                                            (7,933)         28,531           2,173               -          22,771
    Deferred revenue                                             -          19,081           1,644               -          20,725
                                                        ----------    ------------    ------------    ------------    ------------
      TOTAL CURRENT LIABILITIES                             51,674          83,162          15,304               -         150,140

    Long-term debt                                         389,978          63,520               -               -         453,498
    Deferred income taxes                                    2,481             112             576               -           3,169
    Other                                                        -             525             287               -             812
                                                        ----------    ------------    ------------    ------------    ------------
      TOTAL LONG-TERM DEBT AND OTHER LIABILITIES           392,459          64,157             863               -         457,479

    Shareholders' (deficit) equity                         (70,088)        437,667          20,707        (458,374)        (70,088)
                                                        ----------    ------------    ------------    ------------    ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' (DEFICIT) EQUITY                  $  374,045    $    584,986    $     36,874    $   (458,374)   $    537,531
                                                        ==========    ============    ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
               SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 29, 2001
                                 (IN THOUSANDS)

                                                                                          NON-
                                                          PARENT       GUARANTOR       GUARANTOR
                                                         COMPANY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                        ----------    ------------    ------------    ------------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $    6,230    $      8,804    $      8,304    $          -    $     23,338
  Receivables, net                                           2,638           9,229           1,752               -          13,619
  Inventories                                                    -          21,902           4,303               -          26,205
  Prepaid expenses, other                                    1,263          16,743           2,711               -          20,717
  Intercompany (payables) receivables                     (157,902)        147,317          10,585               -               -
                                                        ----------    ------------    ------------    ------------    ------------
    TOTAL CURRENT ASSETS                                  (147,771)        203,995          27,655               -          83,879

Investment in consolidated subsidiaries                    416,812               -               -        (416,812)              -
Property and equipment, net                                  1,221           8,132           1,372               -          10,725
Notes and other receivables, noncurrent                        325               -               -               -             325
Goodwill, trademarks and other intangibles, net             27,643         212,843             679               -         241,165
Deferred income taxes                                       35,253         101,028               -               -         136,281
Deferred financing costs, other                              9,626            (537)          1,384               -          10,473
                                                        ----------    ------------    ------------    ------------    ------------
    TOTAL ASSETS                                        $  343,109    $    525,461    $     31,090    $   (416,812)   $    482,848
                                                        ==========    ============    ============    ============    ============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
  SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
  Portion of long-term debt due within one year         $   15,219    $        480    $          -    $          -    $     15,699
  Accounts payable                                           1,287          14,077           2,334               -          17,698
  Accrued liabilities                                       28,537          16,490           7,427               -          52,454
  Income taxes                                             (11,694)         18,544           2,289               -           9,139
  Deferred revenue                                               -          11,121           1,899               -          13,020
                                                        ----------    ------------    ------------    ------------    ------------
    TOTAL CURRENT LIABILITIES                               33,349          60,712          13,949               -         108,010

  Long-term debt                                           394,800          63,520               -               -         458,320
  Deferred income taxes                                      2,481             109             579               -           3,169
  Other                                                          -             624             246               -             870
                                                        ----------    ------------    ------------    ------------    ------------
    TOTAL LONG-TERM DEBT AND OTHER LIABILITIES             397,281          64,253             825               -         462,359

  Redeemable preferred stock                                25,996               -               -               -          25,996
  Shareholders' (deficit) equity                          (113,517)        400,496          16,316        (416,812)       (113,517)
                                                        ----------    ------------    ------------    ------------    ------------
    TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
      AND SHAREHOLDERS' (DEFICIT) EQUITY                $  343,109    $    525,461    $     31,090    $   (416,812)   $    482,848
                                                        ==========    ============    ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 30, 2002
                                 (IN THOUSANDS)

                                                                                          NON-
                                                          PARENT       GUARANTOR       GUARANTOR
                                                         COMPANY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                        ----------    ------------    ------------    ------------    ------------
Revenues, net                                           $    1,510    $    181,482    $     29,511    $          -    $    212,503
Cost of revenues                                                60          80,122          15,835               -          96,017
                                                        ----------    ------------    ------------    ------------    ------------
        Gross profit                                         1,450         101,360          13,676               -         116,486

Marketing expenses                                               -          24,743           4,582               -          29,325
Selling, general and administrative expenses                 4,265           9,519           2,321               -          16,105
                                                        ----------    ------------    ------------    ------------    ------------
        Operating (loss) income                             (2,815)         67,098           6,773               -          71,056

Interest expense (income), net                               8,625           2,379            (190)              -          10,814
Other (income) expenses, net                                (1,410)            804             (15)              -            (621)
Equity in income of consolidated subsidiaries               36,807               -               -         (36,807)              -
Franchise commission income (loss)                          16,469         (14,821)         (1,648)              -               -
                                                        ----------    ------------    ------------    ------------    ------------
        Income before income taxes and minority interest    43,246          49,094           5,330         (36,807)         60,863

Provision for income taxes                                   5,962          15,684           1,907               -          23,553
                                                        ----------    ------------    ------------    ------------    ------------
        Income before minority interest                     37,284          33,410           3,423         (36,807)         37,310

Minority interest                                                -               -              26               -              26
                                                        ----------    ------------    ------------    ------------    ------------
        Net income                                      $   37,284    $     33,410    $      3,397    $    (36,807)   $     37,284
                                                        ==========    ============    ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                                          NON-
                                                          PARENT       GUARANTOR       GUARANTOR
                                                         COMPANY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                        ----------    ------------    ------------    ------------    ------------
Revenues, net                                           $      881    $    141,574    $     29,496    $          -    $    171,951
Cost of revenues                                               502          61,359          15,582               -          77,443
                                                        ----------    ------------    ------------    ------------    ------------
        Gross profit                                           379          80,215          13,914               -          94,508

Marketing expenses                                               -          22,088           5,012               -          27,100
Selling, general and administrative expenses                 6,079          10,750           2,334               -          19,163
                                                        ----------    ------------    ------------    ------------    ------------
        Operating (loss) income                             (5,700)         47,377           6,568               -          48,245

Interest expense (income), net                               9,720           4,565            (165)              -          14,120
Other (income) expenses, net                                  (998)             12               -               -            (986)
Equity in income of consolidated subsidiaries               25,355               -               -         (25,355)              -
Franchise commission income (loss)                          13,074         (11,506)         (1,568)              -               -
                                                        ----------    ------------    ------------    ------------    ------------
        Income before income taxes and minority interest    24,007          31,294           5,165         (25,355)         35,111

Provision for income taxes                                     769           9,313           1,733               -          11,815
                                                        ----------    ------------    ------------    ------------    ------------
        Income before minority interest                     23,238          21,981           3,432         (25,355)         23,296

Minority interest                                                -               -              58               -              58
                                                        ----------    ------------    ------------    ------------    ------------
        Net income                                      $   23,238    $     21,981    $      3,374    $    (25,355)   $     23,238
                                                        ==========    ============    ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 30, 2002
                                 (IN THOUSANDS)

                                                                                          NON-
                                                              PARENT     GUARANTOR     GUARANTOR
                                                             COMPANY    SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                             --------   ------------  ------------    ------------    ------------
     Cash provided by (used for) operating activities        $ 53,428   $    58,981   $     (2,448)   $    (36,807)   $     73,154
                                                             --------   -----------   ------------    ------------    ------------

Investing activities:
     Capital expenditures                                         (25)         (864)          (152)              -          (1,041)
     Acquisition                                                    -       (46,548)             -               -         (46,548)
     Other items, net                                             (64)          (97)             -               -            (161)
                                                             --------   -----------   ------------    ------------    ------------
     Cash used for investing activities                           (89)      (47,509)          (152)              -         (47,750)
                                                             --------   -----------   ------------    ------------    ------------

Financing activities:
     Net decrease in short-term borrowings                       (741)         (654)             -               -          (1,395)
     Parent company investment in subsidiaries                (41,562)            -              -          41,562               -
     Proceeds from borrowings                                  58,500             -              -               -          58,500
     Payment of dividends                                      (1,249)            -              -               -          (1,249)
     Payments on long-term debt                               (45,602)            -              -               -         (45,602)
     Redemption of redeemable preferred stock                 (25,000)            -              -               -         (25,000)
     Proceeds from stock options exercised                        526             -              -               -             526
                                                             --------   -----------   ------------    ------------    ------------
     Cash used for financing activities                       (55,128)         (654)             -          41,562         (14,220)
                                                             --------   -----------   ------------    ------------    ------------

Effect of exchange rate changes on cash and cash equivalents    4,698        (2,093)         2,122          (4,755)            (28)
Net increase (decrease) in cash and cash equivalents            2,909         8,725           (478)              -          11,156
Cash and cash equivalents, beginning of period                  6,230         8,804          8,304               -          23,338
                                                             --------   -----------   ------------    ------------    ------------
Cash and cash equivalents, end of period                     $  9,139   $    17,529   $      7,826    $          -    $     34,494
                                                             ========   ===========   ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE THREE MONTHS MARCH 31, 2001
                                 (IN THOUSANDS)

                                                                                          NON-
                                                              PARENT     GUARANTOR     GUARANTOR
                                                              COMPANY   SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                             ---------  ------------  -------------   ------------    ------------
     Cash (used for) provided by operating activities        $ (21,848) $    100,650  $       2,088   $    (25,355)   $     55,535
                                                             ---------  ------------  -------------   ------------    ------------
Investing activities:
   Capital expenditures                                            (20)         (546)          (125)             -            (691)
   Advances to equity investment                                (5,863)            -              -              -          (5,863)
   Acquisition                                                       -       (83,800)             -              -         (83,800)
   Other items, net                                               (404)       (1,346)           (55)             -          (1,805)
                                                             ---------  ------------  -------------   ------------    ------------
     Cash used for investing activities                         (6,287)      (85,692)          (180)             -         (92,159)
                                                             ---------  ------------  -------------   ------------    ------------

Financing activities:
   Net decrease in short-term borrowings                          (355)         (274)             -              -            (629)
   Parent company investment in subsidiaries                   (12,917)            -              -         12,917               -
   Proceeds from borrowings                                     60,000             -              -              -          60,000
   Payment of dividends                                              -        (8,488)             -          8,488               -
   Payments on long-term debt                                  (28,313)         (217)             -              -         (28,530)
                                                             ---------  ------------  -------------   ------------    ------------
     Cash provided by (used for) financing activities           18,415        (8,979)             -         21,405          30,841
                                                             ---------  ------------  -------------   ------------    ------------

Effect of exchange rate changes on cash and cash equivalents    (3,926)         (975)          (881)         3,950          (1,832)
Net (decrease) increase in cash and cash equivalents           (13,646)        5,004          1,027              -          (7,615)
Cash and cash equivalents, beginning of year                    26,699        11,191          6,611              -          44,501
                                                             ---------  ------------  -------------   ------------    ------------
Cash and cash equivalents, end of period                     $  13,053  $     16,195  $       7,638   $          -    $     36,886
                                                             =========  ============  =============   ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 which includes additional information about the Company, its results of operations, its financial position and its cash flows. Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company's results of operations, financial position, cash flows, financing plans and business strategies. The Company has based these forward-looking statements on the Company's current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

     - competition, including price competition and competition with self-help, medical and other weight-loss programs and products;

     - risks associated with the relative success of the Company's marketing and advertising;

     - risks associated with the continued attractiveness of the Company's programs;

     - risks associated with the Company's ability to meet its obligations related to its outstanding indebtedness;

     -   risks associated with general economic conditions; and

     - adverse results in litigation and regulatory matters, the adoption of adverse legislation or regulations, more aggressive enforcement of existing legislation or regulations or a change in the interpretation of existing legislation or regulations.

     You should not put undue reliance on any forward-looking statements. You should understand that many important factors could cause the Company's results to differ materially from those expressed or suggested in any forward-looking statements. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that occur after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

     For a discussion of the critical accounting policies affecting the Company, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Significant Accounting Policies" beginning on page 11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. The critical accounting policies affecting the Company have not changed since December 29, 2001.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 30, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001

     Net revenues were $212.5 million for the three months ended March 30, 2002, an increase of $40.5 million or 23.5%, from $172.0 million for the three months ended March 31, 2001. Of the $40.5 million

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

increase, $23.0 million was attributable to classroom meeting fees, $15.7 million to total company product sales, $1.3 million to franchise royalties and $0.5 million to licensing, publications and other royalties. The Company's business is seasonal, with revenues generally highest in the first half of the fiscal year.

     Classroom meeting fees were $134.4 million for the three months ended March 30, 2002 as compared to $111.4 million for the three months ended March 30, 2001. North American Company Owned ("NACO") classroom meeting fees were $90.3 million for the three months ended March 30, 2002, an increase of $26.1 million or 40.7%, from $64.2 million for the three months ended March 31, 2001. The increase in NACO classroom meeting fees was the result of a 35.9% increase in member attendance. International company-owned classroom meeting fees were $44.1 million for the three months ended March 30, 2002, a decrease of $3.1 million or 6.6%, from $47.2 million for the three months ended March 31, 2001. The decrease in international company-owned classroom meeting fees was the result of negative exchange rate variances and a 2.2% decrease in member attendance.

     Product sales were $65.5 million for the three months ended March 30, 2002, an increase of $15.7 million or 31.5%, from $49.8 million for the three months ended March 31, 2001. Product sales increased 48.4% to $41.1 million domestically and 10.4% to $24.4 million internationally, reflecting the Company's strategy to focus product sales efforts on core classroom products. Average product sales per attendance have increased in all regions.

     Franchise royalties were $7.9 million domestically and $1.6 million internationally for the three months ended March 30, 2002. In total, franchise royalties increased $1.3 million or 15.9%, from $8.2 million for the three months ended March 31, 2001, on the strength of increased member attendance.

     Royalties from licensing, publications and other were $3.1 million for the three months ended March 30, 2002, up $0.5 million or 19.2%, from $2.6 million for the three months ended March 31, 2001. This increase was primarily the result of licensing royalty income from WeightWatchers.com.

     Cost of revenues was $96.0 million for the three months ended March 30, 2002, an increase of $18.6 million or 24.0%, from $77.4 million for the three months ended March 31, 2001. Gross profit margin was 54.8% for the three months ended March 30, 2002, slightly lower than the 55.0% level of the three months ended March 31, 2001.

     Marketing expenses were $29.3 million for the three months ended March 30, 2002, an increase of $2.2 million or 8.1%, as compared to $27.1 million for the three months ended March 31, 2001. The increase in marketing expenses was primarily in support of the continued enrollment growth of the business. As a percentage of net revenues, marketing expenses decreased from 15.8% for the three months ended March 31, 2001 to 13.8% for the three months ended March 30, 2002.

     Selling, general and administrative expenses were $16.1 million for the three months ended March 30, 2002, a decrease of $3.1 million or 16.1%, from $19.2 million for the three months ended March 31, 2001. The decrease in selling, general and administrative expenses was the result of two items that occurred in the three months ended March 31, 2001: a one-time charge of $4.0 million for the write-off of a receivable from a licensing agreement and $2.2 million of goodwill amortization. As a result of the adoption of SFAS Nos.
141 and 142, the Company no longer amortizes goodwill, but rather reviews goodwill annually for impairment. These decreases were partially offset by an increase in salary and incentive compensation for the three months ended March 30, 2002.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     As a result of the above, operating income was $71.1 million for the three months ended March 30, 2002, an increase of $22.8 million or 47.2%, from $48.3 million for the three months ended March 31, 2001.

     Other income, net was $0.6 million for the three months ended March 30, 2002 as compared to $1.0 million for the three months ended March 31, 2001. In the three months ended March 31, 2001, a loan to WeightWatchers.com was more than offset by an unrealized currency gain. In the three months ended March 30, 2002, the Company experienced a lesser unrealized currency gain and did not make any advances to WeightWatchers.com.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 30, 2002, the Company's primary source of funds to meet working capital needs was cash from operations. Cash and cash equivalents increased $11.2 million for the three months ended March 30, 2002, to $34.5 million.

     Cash flows of $73.2 million provided by operating activities and $58.5 million of proceeds from borrowings under the Company's Credit Facility were used primarily for investing and financing activities.

     Investing activities totaled $47.8 million in the three months ended March 30, 2002 and were primarily attributable to $46.5 million paid in connection with the acquisition of the Company's North Jersey franchise and $1.0 invested in capital expenditures. Capital spending consisted primarily of leasehold improvements for meeting locations and administrative offices, computer equipment for field staff and call centers, and information system upgrades.

     Cash used for financing activities included repayments of $45.6 million in principal on the Company's Credit Facility, the repurchase of one million shares of the Company's preferred stock held by Heinz for $25.0 million, and the cumulative final payment of $1.2 million of dividends on the Company's preferred stock. In total, after proceeds from borrowings of $58.5 million, net cash used for financing activities totaled $14.2 million.

     The Company's total debt was $485.7 million and $474.0 million at March 30, 2002 and December 29, 2001, respectively. As of March 30, 2002, the Company had approximately $28.5 million of additional borrowing capacity available under the Company's Revolving Credit Facility.

     The Company's debt consists of both fixed and variable-rate instruments. At March 30, 2002 fixed-rate debt constituted approximately 48.9% of the Company's total debt. The following schedule sets forth the Company's long term debt obligations as of the three month period ended March 30, 2002.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 LONG-TERM DEBT
                              AS OF MARCH 30, 2002
                                  (in millions)

                                                     BALANCE      INTEREST RATE
                                                   -----------    --------------
EURO $100.0 million 13% Senior
     Subordinated Notes Due 2009                   $      87.2         13.00%
US $150.0 million 13% Senior
     Subordinated Notes Due 2009                         150.0         13.00%
Term A Loan due 2005                                      60.0          3.73%
Term B Loan due 2007                                     108.0          4.56%
Transferable Loan Certificate due 2007                    64.0          4.24%
Revolving Credit Facility                                 16.5          3.65%
                                                   -----------
                                                         485.7
     Less Current Portion (including revolver)           (32.2)
                                                   -----------
          Total Long-Term Debt                     $     453.5
                                                   ===========

     The term loan A facility, the term loan B facility, the transferable loan certificate facility and the Revolving Credit Facility bear interest at a rate equal to (a) in the case of the Term Loan A facility and the Revolving Credit Facility, LIBOR plus 1.75% or, at the Company's option, the alternate base rate (as defined in the Credit Facility) plus 0.75%, (b) in the case of the Term Loan B facility and the transferable loan certificate facility, LIBOR plus 2.50% or, at the Company's option, the alternate base rate plus 1.50%. In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Facility with respect to the unused commitments at a rate equal to 0.50% per year.

     The Company's Credit Facility contains covenants that restrict the Company's ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell the Company's assets and enter into consolidations, mergers and transfers of all or substantially all of the Company's assets. The Company's Credit Facility also requires the Company to maintain specified financial ratios and satisfy financial condition tests. These tests and financial ratios become more restrictive over the life of the Credit Facility.

     The Company's obligations under the Notes are subordinate and junior in right of payment to all of the Company's existing and future senior indebtedness, including all indebtedness under the Credit Facility. The indentures, pursuant to which the Notes were issued, restrict the Company's ability to incur additional indebtedness, issue shares of disqualified stock and preferred stock, pay dividends, make other restricted payments, including investments, create limitations on the ability of the Company's subsidiaries to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company's assets.

     The Company's credit ratings by Moody's at March 30, 2002 for the Credit Facility and the Notes were "Ba1" and "Ba3", respectively. The Company's credit ratings by Standard & Poor's at March 30, 2002 for the Credit Facility and the Notes were "BB - " and "B", respectively.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following schedule sets forth the Company's year by year long term debt obligations as of March 30, 2002.

                           LONG-TERM DEBT OBLIGATIONS
                           (INCLUDING CURRENT PORTION)
                              AS OF MARCH 30, 2002
                                  (in millions)

         Payments Due by Fiscal Year
         ---------------------------
                  Remainder of Year 2002           $      28.6
                  2003                                    20.2
                  2004                                    17.6
                  2005                                    17.0
                  2006                                     1.7
                  Thereafter                             400.6
                                                   -----------
                       Total                       $     485.7
                                                   ===========

     On January 18, 2002, the Company completed the acquisition of Weight Watchers of North Jersey, Inc. for a purchase price of $46.5 million. The acquisition was financed through additional borrowings under the Company's Revolving Credit Facility.

     On March 1, 2002, the Company redeemed all of the Company's Series A Preferred Stock held by Heinz for a redemption price of $25.0 million plus accrued and unpaid dividends. The redemption was financed through additional borrowings of $12.0 million under the Revolving Credit Facility and cash from operations.

     Debt obligations due to be repaid in the next twelve months are expected to be satisfied with operating cash flows. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends or increase the Company's risk beyond the risk factors presented in other Company filings. The Company believes that cash flows from operating activities, together with borrowings available under the Company's Revolving Credit Facility, will be sufficient for the next twelve months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements. Our expected capital expenditure requirements include, but are not limited to, leasehold improvements for meeting locations and administrative offices, computer equipment for field staff and call centers and system upgrades. Any future acquisitions, joint ventures or other similar transactions could require additional capital and the Company cannot be certain that any additional capital will be available on acceptable terms or at all. The Company's ability to fund the Company's capital expenditure requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under the Company's debt agreements depends on the Company's future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

OFF-BALANCE SHEET TRANSACTIONS

     As part of its on-going business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RELATED PARTY TRANSACTIONS

     For a discussion of related party transactions affecting the Company, see "Item 13. Certain Relationships and Related Transactions" beginning on page 32 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. The related party transactions affecting the Company have not changed since December 29, 2001.

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

ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the mandatory use of the purchase method of accounting for business combinations, elimination of indefinite life goodwill amortization, a revised framework for testing goodwill, impairment at a "reporting unit" level and new criteria for the identification and potential amortization of other intangible assets. The Company adopted SFAS No. 142 on December 30, 2001. See Note 3 to the consolidated financial statements for further discussion.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of AICPA Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on December 30, 2001 and will adopt SFAS No. 143 on December 29, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial position or results of operations nor does the Company expect the adoption of SFAS No. 143 to have any material impact.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     Based on the overall interest rate exposure on the Company's fixed rate borrowings at March 30, 2002, a 10% change in market interest rates would have less than a 5% impact on the fair value of the Company's long-term debt. Based on variable rate debt levels at March 30, 2002, a 10% change in market interest rates would have less than a 5% impact on the Company's net interest expense.

     The Company uses foreign currency forward contracts to more properly align the underlying sources of cash flow with the Company's debt servicing requirements. At March 30, 2002, the Company had long-term foreign currency forward contracts receivables with notional amounts of $44.0 million and Euro
76.0 million, offset by foreign currency forward contracts payables with notional amounts of (pound)59.2 million and $21.9 million.

     For a more detailed discussion of the quantitative and qualitative disclosures about market risks affecting the Company, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" beginning on page 21 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. The Company's exposure to market risks has not changed materially since December 29, 2001.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
     Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES
     Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Nothing to report under this item.

ITEM 5. OTHER INFORMATION
     Nothing to report under this item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         No exhibits are filed as part hereof.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended March 30, 2002.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 2002
                                 By: /s/ LINDA HUETT
                                 -----------------------------------------------
                                 Linda Huett
                                 President, Chief Executive Officer and Director (Principal Executive Officer)

Date:  May 14, 2002
                                 By: /s/ ANN M. SARDINI
                                 -----------------------------------------------
                                 Ann M. Sardini
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)