Form 10-Q
period 2002-06-29
WEIGHT WATCHERS INTERNATIONAL INC
filed 2002-08-13
CIK 105319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

                          Commission File No. 000-03389

                       WEIGHT WATCHERS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Virginia                                                11-6040273
-----------------------------------         ------------------------------------
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

                           Yes /X/             No / /

   The number of common shares outstanding as of July 31, 2002 was 106,088,546.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                       PAGE NO.
                                                                                       --------
Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Unaudited Consolidated Balance Sheets as of June 29, 2002 and December 29, 2001           2

Unaudited Consolidated Statements of Operations for the three months ended
  June 29, 2002 and June 30, 2001                                                         3

Unaudited Consolidated Statements of Operations for the six months ended
  June 29, 2002 and June 30, 2001                                                         4

Unaudited Consolidated Statements of Changes in Shareholders' Deficit and
  Comprehensive Income for the six months ended June 29, 2002, and for the
  fiscal year ended December 29, 2001                                                     5

Unaudited Consolidated Statements of Cash Flows for the six months ended
  June 29, 2002 and June 30, 2001                                                         6

Notes to Unaudited Consolidated Financial Statements                                    7 - 23

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                    24 - 31

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     32

Part II.  OTHER INFORMATION                                                            33 - 34

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters To a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

ITEM 1. FINANCIAL STATEMENTS

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                                   JUNE 29,         DECEMBER 29,
                                                                                                     2002               2001
                                                                                                 -----------        ------------
                                                                                                          (UNAUDITED)
ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                                                      $    56,380        $     23,338
  Receivables, net                                                                                    15,806              13,619
  Inventories, net                                                                                    21,231              26,205
  Prepaid expenses and other current assets                                                           21,967              20,717
                                                                                                 -----------        ------------
    TOTAL CURRENT ASSETS                                                                             115,384              83,879

Property and equipment, net                                                                           11,427              10,725
Notes and other receivables, noncurrent                                                                  243                 325
Goodwill, net                                                                                        282,084             234,302
Trademarks and other intangible assets, net                                                            7,005               6,863
Deferred income taxes                                                                                132,304             136,281
Deferred financing costs, other                                                                        9,957              10,473
                                                                                                 -----------        ------------
    TOTAL ASSETS                                                                                 $   558,404        $    482,848
                                                                                                 ===========        ============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
  Portion of long-term debt due within one year                                                  $    16,129        $     15,699
  Accounts payable                                                                                    15,251              17,698
  Accrued liabilities                                                                                 53,589              52,454
  Income taxes                                                                                        12,203               9,139
  Deferred revenue                                                                                    20,088              13,020
                                                                                                 -----------        ------------
    TOTAL CURRENT LIABILITIES                                                                        117,260             108,010

Long-term debt                                                                                       461,015             458,320
Deferred income taxes                                                                                  3,255               3,169
Other                                                                                                    637                 870
                                                                                                 -----------        ------------
    TOTAL LONG-TERM DEBT AND OTHER LIABILITIES                                                       464,907             462,359

Redeemable preferred stock                                                                                 -              25,996
SHAREHOLDERS' DEFICIT
  Common stock, $0 par; 1,000,000 shares authorized; 111,988 shares issued;
   105,978 shares outstanding at June 29, 2002 and 105,500 shares at December 29, 2001                     -                   -
  Treasury stock, at cost, 6,010 shares at June 29, 2002 and 6,488 shares at December 29, 2001       (24,268)            (26,196)
  Accumulated income (deficit)                                                                         6,044             (73,998)
  Accumulated other comprehensive loss                                                                (5,539)            (13,323)
                                                                                                 -----------        ------------
    TOTAL SHAREHOLDERS' DEFICIT                                                                      (23,763)           (113,517)
                                                                                                 -----------        ------------

    TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' DEFICIT                          558,404        $    482,848
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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        THREE MONTHS ENDED
                                                                  -----------------------------
                                                                    JUNE 29,         JUNE 30,
                                                                      2002             2001
                                                                  ------------    -------------
                                                                           (UNAUDITED)
Meeting fees, net                                                 $    141,441    $     108,639
Product sales and other, net                                            76,452           53,686
                                                                  ------------    -------------
    Revenues, net                                                      217,893          162,325

Cost of revenues                                                        96,012           71,701
                                                                  ------------    -------------
    Gross profit                                                       121,881           90,624

Marketing expenses                                                      17,135           13,469
Selling, general and administrative expenses                            14,225           19,659
                                                                  ------------    -------------
    Operating income                                                    90,521           57,496

Interest expense, net                                                   10,405           13,248
Other expenses, net                                                     12,796            1,516
                                                                  ------------    -------------
    Income before income taxes and minority interest                    67,320           42,732

Provision for income taxes                                              26,117           16,642
                                                                  ------------    -------------
    Income before minority interest                                     41,203           26,090

Minority interest                                                          (17)              12
                                                                  ------------    -------------
    Net income                                                    $     41,220    $      26,078
                                                                  ============    =============

Preferred stock dividends                                                    -              375
                                                                  ------------    -------------
    Net income available to common shareholders                   $     41,220    $      25,703
                                                                  ============    =============

Net income per share:
    Basic                                                         $       0.39    $        0.23
                                                                  ============    =============
    Diluted                                                       $       0.38    $        0.23
                                                                  ============    =============

Weighted average common shares outstanding:
    Basic                                                              105,883          109,943
                                                                  ============    =============
    Diluted                                                            108,180          111,688
                                                                  ============    =============

    The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        SIX MONTHS ENDED
                                                                  ---------------------------
                                                                    JUNE 29,       JUNE 30,
                                                                      2002           2001
                                                                  ------------   ------------
                                                                          (UNAUDITED)
Meeting fees, net                                                 $    275,797   $    220,085
Product sales and other, net                                           154,599        114,191
                                                                  ------------   ------------
    Revenues, net                                                      430,396        334,276

Cost of revenues                                                       192,029        149,144
                                                                  ------------   ------------
    Gross profit                                                       238,367        185,132

Marketing expenses                                                      46,460         40,569
Selling, general and administrative expenses                            30,330         38,822
                                                                  ------------   ------------
    Operating income                                                   161,577        105,741

Interest expense, net                                                   21,219         27,368
Other expenses, net                                                     12,175            530
                                                                  ------------   ------------
    Income before income taxes and minority interest                   128,183         77,843

Provision for income taxes                                              49,670         28,457
                                                                  ------------   ------------
    Income before minority interest                                     78,513         49,386

Minority interest                                                            9             70
                                                                  ------------   ------------
    Net income                                                    $     78,504   $     49,316
                                                                  ============   ============

Preferred stock dividends                                                  254            750
                                                                  ------------   ------------
    Net income available to common shareholders                   $     78,250   $     48,566
                                                                  ============   ============

Net income per share:
    Basic                                                         $       0.74   $       0.44
                                                                  ============   ============
    Diluted                                                       $       0.72   $       0.43
                                                                  ============   ============

Weighted average common shares outstanding:
    Basic                                                              105,761        110,965
                                                                  ============   ============
    Diluted                                                            108,180        112,601
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


                                                                                 ACCUMULATED
                                       COMMON STOCK           TREASURY STOCK         OTHER      ACCUMULATED
                                  ----------------------   --------------------  COMPREHENSIVE    INCOME
                                    SHARES       AMOUNT     SHARES      AMOUNT       LOSS        (DEFICIT)      TOTAL
                                  ----------   ---------   --------   ---------  ------------   ----------   -----------
Balance at December 30, 2000         111,988           -          -           -  $     (6,271)  $ (216,507)  $  (222,778)

Comprehensive Income:
    Net income                                                                                     147,187       147,187
    Translation adjustment                                                             (3,132)                    (3,132)
    Change in fair value of
     derivatives accounted for as
     hedges                                                                            (3,920)                    (3,920)
                                                                                                             -----------

Total Comprehensive Income                                                                                       140,135
                                                                                                             -----------

Preferred stock dividend                                                                            (1,500)       (1,500)
Purchase of treasury stock                                    6,719   $ (27,132)                         -       (27,132)
Stock options exercised                                         (93)        375                       (177)          198
Sale of common stock                                           (138)        561                        (36)          525
Cost of public equity offering                                                                      (2,965)        (2,965)
                                  ----------   ---------   --------   ---------   -----------   ----------   -----------

    Balance at December 29, 2001     111,988           -      6,488     (26,196)      (13,323)     (73,998)     (113,517)

Comprehensive Income:
    Net income                                                                                      78,504        78,504
    Translation adjustment                                                              7,514                      7,514
    Change in fair value of
     derivatives accounted for as
     hedges                                                                               270                        270
                                                                                                             -----------

Total Comprehensive Income                                                                                        86,288
                                                                                                             -----------

Preferred stock dividend                                                                              (254)         (254)
Stock options exercised                                        (478)      1,928                       (880)        1,048
Tax benefit of stock options
 exercised                                                                                           2,672         2,672
                                  ----------   ---------   --------   ---------  ------------   ----------   -----------

    Balance at June 29, 2002         111,988   $       -      6,010   $ (24,268) $     (5,539)  $    6,044   $   (23,763)
                                  ==========   =========   ========   =========  ============   ==========   ===========

    The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                        SIX MONTHS ENDED
                                                                  ----------------------------
                                                                    JUNE 29,         JUNE 30,
                                                                      2002             2001
                                                                  ------------    ------------
                                                                          (UNAUDITED)
    Cash provided by operating activities                         $    113,030    $     92,869
                                                                  ------------    ------------

Investing activities:
  Capital expenditures                                                  (2,075)         (1,187)
  Advances and interest in equity investment                                 -          (7,844)
  Acquisitions                                                         (46,548)        (84,353)
  Other items, net                                                        (202)         (1,532)
                                                                  ------------    ------------
    Cash used for investing activities                                 (48,825)        (94,916)
                                                                  ------------    ------------

Financing activities:
  Net decrease in short-term borrowings                                   (570)           (257)
  Proceeds from borrowings                                              58,500          60,000
  Payment of dividends                                                  (1,249)              -
  Payments of long-term debt                                           (66,134)        (42,735)
  Redemption of redeemable preferred stock                             (25,000)              -
  Proceeds from stock options exercised                                  1,048               -
  Purchase of treasury stock                                                 -         (12,730)
  Proceeds from sale of common stock                                         -             430
                                                                  ------------    ------------
    Cash (used for) provided by financing activities                   (33,405)          4,708
                                                                  ------------    ------------

Effect of exchange rate changes on cash and cash equivalents             2,242          (1,542)
Net increase in cash and cash equivalents                               33,042           1,119
Cash and cash equivalents, beginning of period                          23,338          44,501
                                                                  ------------    ------------
Cash and cash equivalents, end of period                          $     56,380    $     45,620
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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


2.   ACQUISITIONS

          On January 18, 2002, the Company completed the acquisition of one of its franchisees, Weight Watchers of North Jersey, Inc., pursuant to the terms of an Asset Purchase Agreement executed on December 31, 2001 among Weight Watchers of North Jersey, Inc., the Company and Weight Watchers North America, Inc., a wholly-owned subsidiary of the Company. Substantially all of the purchase price in excess of the net assets acquired has been recorded as goodwill and other intangible assets. The purchase price for the acquisition was $46,500. The acquisition was financed through additional borrowings from the Company's Revolving Credit Facility under its Amended and Restated Credit Agreement, as amended on January 16, 2001 and December 21, 2001 (the "Credit Facility"). This was subsequently repaid by the end of the second quarter 2002. See Note 4.

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

          Subsequent to June 29, 2002, the Company acquired the assets of one of its franchisees, Weight Watchers of San Diego and The Inland Empire, Inc. See Note 12.

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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3.   INTANGIBLE ASSETS

          In accordance with SFAS No. 142, the Company no longer amortizes goodwill. The Company performed a fair value impairment test as of December 30, 2001 on its goodwill which determined that no impairment loss was necessary. Unamortized goodwill is due mainly to acquisitions of the Company's franchised territories. For the six months ended June 29, 2002, goodwill increased due to the acquisition of Weight Watchers of North Jersey, Inc. and due to the translation of the Company's foreign subsidiaries into U.S. Dollars of $46,309 and $1,473, respectively.

          Also, in accordance with SFAS No. 142, aggregate amortization expense for definite lived intangible assets was recorded in the amounts of $212 and $464 for the three and six months ended June 29, 2002, respectively. Aggregate amortization expense of definite lived intangible assets for the three and six months ended June 30, 2001 was $238 and $365, respectively.

          The carrying amount of amortized intangible assets as of June 29, 2002 and December 29, 2001 was as follows:

                             JUNE 29, 2002               DECEMBER 29, 2001
                     --------------------------    -------------------------
                        GROSS                        GROSS
                       CARRYING    ACCUMULATED      CARRYING     ACCUMULATED      AMORTIZATION
                        AMOUNT     AMORTIZATION      AMOUNT      AMORTIZATION        PERIOD
                     ----------    ------------    ---------     ------------     -------------
     Trademarks and
      other            $  21,645     $  19,163     $  21,238     $     18,659     3 - 5 years

          Estimated amortization expense of definite lived intangible assets for the next five fiscal years is as follows:

                      Remainder of 2002     $     478
                      2003                  $     690
                      2004                  $     621
                      2005                  $     474
                      2006                  $      79

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


          As required by SFAS No. 142, the results for the three and six months ended June 30, 2001 have not been restated. A reconciliation of net income, as if SFAS No. 142 had been adopted, is presented below for the three and six months ended June 29, 2002 and June 30, 2001:

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             -------------------------   -------------------------
                                                               JUNE 29,      JUNE 30,      JUNE 29,      JUNE 30,
                                                                 2002          2001          2002          2001
                                                             -----------   -----------   -----------   -----------
 Reported net income available to common shareholders        $    41,220   $    25,703   $    78,250   $    48,566
 Addback: goodwill amortization (net of tax)                           -   $     1,627             -   $     3,079
                                                             -----------   -----------   -----------   -----------
    Adjusted net income available to common shareholders     $    41,220   $    27,330   $    78,250   $    51,645
                                                             ===========   ===========   ===========   ===========

Basic earnings per share:
 Reported net income available to common shareholders        $      0.39   $      0.23   $      0.74   $      0.44
 Addback: goodwill amortization (net of tax)                           -          0.01             -          0.03
                                                             -----------   -----------   -----------   -----------
    Adjusted net income available to common shareholders     $      0.39   $      0.24   $      0.74   $      0.47
                                                             ===========   ===========   ===========   ===========

Diluted earnings per share:
 Reported net income available to common shareholders        $      0.38   $      0.23   $      0.72   $      0.43
 Addback: goodwill amortization (net of tax)                           -          0.01             -          0.03
                                                             -----------   -----------   -----------   -----------
    Adjusted net income available to common shareholders     $      0.38   $      0.24   $      0.72   $      0.46
                                                             ===========   ===========   ===========   ===========

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


4.   LONG-TERM DEBT

          In connection with the Transaction (See Note 5), the Company entered into the Credit Facility. As amended on January 16, 2001, the Credit Facility provided for (i) a $90,000 term loan A facility ("Term Loan A"),
     (ii) a $75,000 term loan B facility ("Term Loan B"), (iii) an $87,000 transferable loan certificate ("TLC"), (iv) a $20,000 Term loan D facility ("Term Loan D") and (v) a revolving credit facility with borrowings up to $45,000 ("Revolving Credit Facility"). On December 21, 2001, the Credit Facility was refinanced as follows: (i) Term Loan B, term Loan D and the TLC in the amount of $71,000, $19,000 and $82,000, respectively, were repaid and replaced with a new Term Loan B of $108,000 and a new TLC of $64,000. Borrowings under the Credit Facility are paid quarterly and bear interest at rates which varied through the three and six months ended June 29, 2002 from 3.72% to 5.5%.

          In addition, as part of the Transaction, the Company issued 150,000 USD denominated and 100,000 EUR denominated principal amount of 13% Senior Subordinated Notes due 2009 (the "Notes") to qualified institutional buyers. At June 29, 2002, the 100,000 EUR notes translated into 99,140 USD denominated equivalent.

5.   REDEEMABLE PREFERRED STOCK

          The Company issued one million shares of Series A Preferred Stock in conjunction with a recapitalization and stock purchase agreement (the "Transaction") with its former parent, H.J. Heinz Company ("Heinz"). The liquidation preference of the Series A Preferred Stock is $25 per share.

          On March 1, 2002, the Company redeemed from Heinz all of the Company's Series A Preferred Stock for a redemption price of $25,000 plus accrued and unpaid dividends. The redemption was financed through additional borrowings of $12,000 under the Revolving Credit Facility, which has been repaid by the end of the second quarter 2002, and cash from operations.

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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     The following table sets forth the computation of basic and diluted EPS.

                                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        ------------------------   -------------------------
                                                                         JUNE 29,      JUNE 30,      JUNE 29,      JUNE 30,
                                                                           2002          2001          2002          2001
                                                                        ----------   -----------   -----------   -----------
Numerator:
 Net income                                                             $   41,220   $    26,078   $    78,504   $    49,316
 Preferred stock dividends                                                       -           375           254           750
                                                                        ----------   -----------   -----------   -----------
  Numerator for basic and diluted EPS-net income available to common
   shareholders                                                         $   41,220   $    25,703   $    78,250   $    48,566
                                                                        ----------   -----------   -----------   -----------
Denominator:
  Weighted-average shares                                                  105,883       109,943       105,761       110,965
  Effect of dilutive securities: stock options                               2,297         1,745         2,419         1,636
                                                                        ----------   -----------   -----------   -----------

  Denominator for diluted EPS - weighted-average shares                    108,180       111,688       108,180       112,601
                                                                        ==========   ===========   ===========   ===========

EPS:
  Basic EPS                                                             $     0.39   $      0.23   $      0.74   $      0.44
                                                                        ==========   ===========   ===========   ===========
  Diluted EPS                                                           $     0.38   $      0.23   $      0.72   $      0.43
                                                                        ==========   ===========   ===========   ===========

7.   INCOME TAXES

          The effective tax rates for the three and six months ended June 29, 2002 were 38.8%. The effective tax rates for the three and six months ended June 30, 2001 were 38.9% and 36.6%, respectively. For the three and six months ended June 29, 2002, the primary differences between the U.S. federal statutory tax rate and the Company's effective tax rate were state income taxes, offset by lower statutory tax rates in certain foreign jurisdictions. For the three and six months ended June 30, 2001, the primary differences between the U.S. federal statutory tax rate and the Company's effective tax rate were state income taxes, offset by lower statutory tax rates in certain foreign jurisdictions and the deferred tax asset valuation allowance.

8.   WeightWatchers.com

     LOAN AGREEMENT:

     Pursuant to the amended loan agreement dated September 10, 2001 between the Company and WeightWatchers.com, through fiscal year 2001, the Company provided loans to WeightWatchers.com aggregating $34,500. The Company has no further obligation to provide

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     funding to WeightWatchers.com. Beginning on January 1, 2002, the note bears interest at 13% per year, and beginning March 31, 2002, interest has been and shall be paid to the Company semi-annually. All principal outstanding under the agreement is payable in six semi-annual installments commencing on March 31, 2004. For the three and six months ended June 29, 2002, the Company recorded interest income of $1,118 and $2,218, respectively, on the note. As of June 29, 2002, the receivable balance was $1,118 and is included within receivables, net. As WeightWatchers.com is an equity investee, and the Company has been the only entity providing funding, through fiscal year 2001, the Company reduced its loan receivable balances by 100% of WeightWatchers.com's losses. Additionally, the remaining loan receivable balances were reviewed for impairment on a quarterly basis and accordingly, the Company recorded a full valuation allowance against the remaining balances.

     INTELLECTUAL PROPERTY LICENSE:

          The Company entered into an amended and restated intellectual property license agreement dated September 29, 2001 with WeightWatchers.com. In fiscal 2002, the Company began earning royalties pursuant to the agreement. For the three and six months ended June 29, 2002, the Company recorded royalty income of $987 and $1,707, respectively, which was included in product sales and other, net. As of June 29, 2002, the receivable balance was $987 and is included within receivables, net.

     SERVICE AGREEMENT:

          Simultaneously with the signing of the amended and restated intellectual property license agreement, the Company entered into a service agreement with WeightWatchers.com, under which WeightWatchers.com provides certain types of services. The Company is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses. The Company recorded service expense for the three and six months ended June 29, 2002, of $479 and $754, respectively, and $240 for the three and six months ended June 30, 2001 which was included in marketing expenses. The accrued service payable at June 29, 2002 and June 30, 2001 was $758 and $554, respectively, and is netted against receivables, net.

     LEASE GUARANTEE:

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

9.   LEGAL

          Due to the nature of its activities, the Company is, at times, subject to pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on the Company's results of operations, financial condition or cash flows.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


10.  DERIVATIVE INSTRUMENTS AND HEDGING

          The Company enters into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce currency risk associated with fluctuating exchange rates. These contracts are used primarily to hedge certain foreign currency cash flows and for payments arising from some of the Company's foreign currency denominated debt obligations. In addition, the Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of June 29, 2002 and June 30, 2001, the Company held currency and interest rate swap contracts to purchase certain foreign currencies totaling $211,955 and $201,309, respectively. The Company also held separate currency and interest rate swap contracts to sell foreign currencies of $218,736 and $204,276, respectively.

          As of June 29, 2002, gains of $2,873 ($1,810 net of taxes) for qualifying hedges were reported as a component of accumulated other comprehensive loss. For the three and six months ended June 29, 2002, the ineffective portion of changes in fair values of cash flow hedges were not material. Fair value adjustments for non-qualifying hedges resulted in an increase to [reduction of] net income of $60 ($95 before taxes) and $[607] ($[964] before taxes) for the three months ended June 29, 2002 and June 30, 2001, respectively. Fair value adjustments for non-qualifying hedges resulted in an increase to net income of $339 ($539 before taxes) and $429 ($681 before taxes) for the six months ended June 29, 2002 and June 30, 2001, respectively. In addition, for the three months ended June 29, 2002, reclassification to earnings from accumulated other comprehensive loss resulted in an increase to net income of $1,682 ($2,669 before taxes). For the six months ended June 29, 2002, reclassification to earnings from accumulated other comprehensive loss resulted in an increase to net income of $1,540 ($2,444 before taxes).

11.  COMPREHENSIVE INCOME

          Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments.

          Comprehensive income is as follows:

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         ---------------------   ---------------------
                                                          JUNE 29,    JUNE 30,    JUNE 29,    JUNE 30,
                                                            2002        2001        2002        2001
                                                         ---------   ---------   ---------   ---------
Net income                                               $  41,220   $  26,078   $  78,504   $  49,316
Foreign currency translation adjustment                      2,804          96       7,514      (3,854)
Change in fair value of derivatives
   Cumulative effect of the adoption of SFAS 133                             -                  (5,086)
   Current period changes in fair value of derivatives          77        (480)        270        (480)
                                                         ---------   ---------   ---------   ---------
Comprehensive income                                     $  44,101   $  25,694   $  86,288   $  39,896
                                                         =========   =========   =========   =========

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


12.  SUBSEQUENT EVENT

          On July 2, 2002, the Company completed the acquisition of the assets of one of its franchisees, Weight Watchers of San Diego and The Inland Empire, Inc., pursuant to the terms of an Asset Purchase Agreement among Weight Watchers of San Diego and The Inland Empire, Inc., the Company and Weight Watchers North America, Inc., a wholly-owned subsidiary of the Company. The acquisition has been accounted for by the purchase method of accounting. Substantially all of the purchase price in excess of the net assets acquired will be recorded as goodwill. The purchase price for the acquisition was $11,000 and was financed through cash from operations.

13.  GUARANTOR SUBSIDIARIES

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

          Presented below is condensed consolidating financial information for Weight Watchers International, Inc. ("Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (primarily companies incorporated in European countries other than the United Kingdom). In the Company's opinion, separate financial statements and other disclosures regarding each of the Guarantor Subsidiaries would not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

          Investments in subsidiaries are accounted for by the Parent Company on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investments in subsidiaries' accounts. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
               SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 29, 2002
                                 (IN THOUSANDS)


                                                                                        NON-
                                                         PARENT       GUARANTOR       GUARANTOR
                                                         COMPANY     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                        ---------    ------------    ------------   -------------   -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $  21,403    $     22,306    $     12,671   $           -   $      56,380
  Receivables, net                                          2,128          11,085           2,593               -          15,806
  Inventories                                                   -          15,545           5,686               -          21,231
  Prepaid expenses, other                                   2,314          17,176           2,477               -          21,967
  Intercompany (payables) receivables                    (209,730)        196,443          13,287               -               -
                                                        ---------    ------------    ------------   -------------   -------------
    TOTAL CURRENT ASSETS                                 (183,885)        262,555          36,714               -         115,384

Investment in consolidated subsidiaries                   492,947               -               -        (492,947)              -
Property and equipment, net                                 1,170           8,713           1,544               -          11,427
Notes and other receivables, noncurrent                       243               -               -               -             243
Goodwill, trademarks and other intangibles, net            27,591         260,739             759               -         289,089
Deferred income taxes                                      38,788          93,516               -               -         132,304
Deferred financing costs, other                             8,970            (704)          1,691               -           9,957
                                                        ---------    ------------    ------------   -------------   -------------
    TOTAL ASSETS                                        $ 385,824    $    624,819    $     40,708   $    (492,947)  $     558,404
                                                        =========    ============    ============   =============   =============

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
  Portion of long-term debt due within one year         $  15,489    $        640    $          -   $           -   $      16,129
  Accounts payable                                            540          10,752           3,959               -          15,251
  Accrued liabilities                                      24,938          21,370           7,281               -          53,589
  Income taxes                                            (31,676)         42,452           1,427               -          12,203
  Deferred revenue                                              -          18,671           1,417               -          20,088
                                                        ---------    ------------    ------------   -------------   -------------
    TOTAL CURRENT LIABILITIES                               9,291          93,885          14,084               -         117,260

  Long-term debt                                          397,815          63,200               -               -         461,015
  Deferred income taxes                                     2,481             120             654               -           3,255
  Other                                                         -             474             163               -             637
                                                        ---------    ------------    ------------   -------------   -------------
    TOTAL LONG-TERM DEBT AND OTHER LIABILITIES            400,296          63,794             817               -         464,907

  Shareholders' (deficit) equity                          (23,763)        467,140          25,807        (492,947)        (23,763)
                                                        ---------    ------------    ------------   -------------   -------------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' (DEFICIT) EQUITY                    $ 385,824    $    624,819    $     40,708   $    (492,947)  $     558,404
                                                        =========    ============    ============   =============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
               SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 29, 2001
                                 (IN THOUSANDS)


                                                                                        NON-
                                                         PARENT       GUARANTOR      GUARANTOR
                                                         COMPANY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                        ---------   -------------   -------------   -------------   -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $   6,230    $      8,804   $       8,304   $           -   $      23,338
  Receivables, net                                          2,638           9,229           1,752               -          13,619
  Inventories                                                   -          21,902           4,303               -          26,205
  Prepaid expenses, other                                   1,263          16,743           2,711               -          20,717
  Intercompany (payables) receivables                    (157,902)        147,317          10,585               -               -
                                                        ---------   -------------   -------------   -------------   -------------
    TOTAL CURRENT ASSETS                                 (147,771)        203,995          27,655               -          83,879

Investment in consolidated subsidiaries                   416,812               -               -        (416,812)              -
Property and equipment, net                                 1,221           8,132           1,372               -          10,725
Notes and other receivables, noncurrent                       325               -               -               -             325
Goodwill, trademarks and other intangibles, net            27,643         212,843             679               -         241,165
Deferred income taxes                                      35,253         101,028               -               -         136,281
Deferred financing costs, other                             9,626            (537)          1,384               -          10,473
                                                        ---------   -------------   -------------   -------------   -------------
    TOTAL ASSETS                                        $ 343,109    $    525,461   $      31,090   $    (416,812)  $     482,848
                                                        =========   =============   =============   =============   =============

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
 SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
  Portion of long-term debt due within one year         $  15,219    $        480   $           -   $           -   $      15,699
  Accounts payable                                          1,287          14,077           2,334               -          17,698
  Accrued liabilities                                      28,537          16,490           7,427               -          52,454
  Income taxes                                            (11,694)         18,544           2,289               -           9,139
  Deferred revenue                                              -          11,121           1,899               -          13,020
                                                        ---------   -------------   -------------   -------------   -------------
    TOTAL CURRENT LIABILITIES                              33,349          60,712          13,949               -         108,010

  Long-term debt                                          394,800          63,520               -               -         458,320
  Deferred income taxes                                     2,481             109             579               -           3,169
  Other                                                         -             624             246               -             870
                                                        ---------   -------------   -------------   -------------   -------------
    TOTAL LONG-TERM DEBT AND OTHER LIABILITIES            397,281          64,253             825               -         462,359

  Redeemable preferred stock                               25,996               -               -               -          25,996
  Shareholders' (deficit) equity                         (113,517)        400,496          16,316        (416,812)       (113,517)
                                                        ---------   -------------   -------------   -------------   -------------
    TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
      AND SHAREHOLDERS' (DEFICIT) EQUITY                $ 343,109    $    525,461   $      31,090   $    (416,812)  $     482,848
                                                        =========   =============   =============   =============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 29, 2002
                                 (IN THOUSANDS)


                                                                                        NON-
                                                        PARENT        GUARANTOR      GUARANTOR
                                                        COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                      ------------   ------------   ------------   ------------   ------------
Revenues, net                                         $      2,611   $    186,521   $     28,761   $          -   $    217,893
Cost of revenues                                                59         79,944         16,009              -         96,012
                                                      ------------   ------------   ------------   ------------   ------------
      Gross profit                                           2,552        106,577         12,752              -        121,881

Marketing expenses                                               -         13,304          3,831              -         17,135
Selling, general and administrative expenses                   301         11,216          2,708              -         14,225
                                                      ------------   ------------   ------------   ------------   ------------
      Operating income                                       2,251         82,057          6,213              -         90,521

Interest expense (income), net                               8,109          2,522           (226)             -         10,405
Other expenses (income), net                                13,291           (490)            (5)             -         12,796
Equity in income of consolidated subsidiaries               47,026              -              -        (47,026)             -
Franchise commission income (loss)                          17,424        (15,672)        (1,752)             -              -
                                                      ------------   ------------   ------------   ------------   ------------
      Income before income taxes
       and minority interest                                45,301         64,353          4,692        (47,026)        67,320

Provision for income taxes                                   4,081         20,386          1,650              -         26,117
                                                      ------------   ------------   ------------   ------------   ------------
      Income before minority interest                       41,220         43,967          3,042        (47,026)        41,203

Minority interest                                                -              -            (17)             -            (17)
                                                      ------------   ------------   ------------   ------------   ------------
      Net income                                      $     41,220   $     43,967   $      3,059   $    (47,026)  $     41,220
                                                      ============   ============   ============   ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

             WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)


                                                                                        NON-
                                                        PARENT        GUARANTOR      GUARANTOR
                                                        COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                      ------------   ------------   ------------   ------------   ------------
Revenues, net                                         $      1,949   $    135,780   $     24,596   $          -   $    162,325
Cost of revenues                                                61         58,524         13,116              -         71,701
                                                      ------------   ------------   ------------   ------------   ------------
      Gross profit                                           1,888         77,256         11,480              -         90,624

Marketing expenses                                               -         11,681          1,788              -         13,469
Selling, general and administrative expenses                 4,389         12,709          2,561              -         19,659
                                                      ------------   ------------   ------------   ------------   ------------
      Operating (loss) income                               (2,501)        52,866          7,131              -         57,496

Interest expense (income), net                               9,199          4,244           (195)             -         13,248
Other expenses, net                                          1,377            135              4              -          1,516
Equity in income of consolidated subsidiaries               27,838              -              -        (27,838)             -
Franchise commission income (loss)                          13,262        (11,451)        (1,811)             -              -
                                                      ------------   ------------   ------------   ------------   ------------
      Income before income taxes
         and minority interest                              28,023         37,036          5,511        (27,838)        42,732

Provision for income taxes                                   1,945         12,538          2,159              -         16,642
                                                      ------------   ------------   ------------   ------------   ------------
      Income before minority interest                       26,078         24,498          3,352        (27,838)        26,090

Minority interest                                                -              -             12              -             12
                                                      ------------   ------------   ------------   ------------   ------------
      Net income                                      $     26,078   $     24,498   $      3,340   $    (27,838)  $     26,078
                                                      ============   ============   ============   ============   ============

    The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 29, 2002
                                 (IN THOUSANDS)


                                                                                        NON-
                                                          PARENT      GUARANTOR      GUARANTOR
                                                         COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                      ------------   ------------   ------------   ------------   ------------
Revenues, net                                         $      4,121   $    368,003   $     58,272   $          -   $    430,396
Cost of revenues                                               119        160,066         31,844              -        192,029
                                                      ------------   ------------   ------------   ------------   ------------
      Gross profit                                           4,002        207,937         26,428              -        238,367

Marketing expenses                                               -         38,047          8,413              -         46,460
Selling, general and administrative expenses                 4,566         20,735          5,029              -         30,330
                                                      ------------   ------------   ------------   ------------   ------------
      Operating (loss) income                                 (564)       149,155         12,986              -        161,577

Interest expense (income), net                              16,734          4,901           (416)             -         21,219
Other expenses (income), net                                11,881            314            (20)             -         12,175
Equity in income of consolidated subsidiaries               83,833              -              -        (83,833)             -
Franchise commission income (loss)                          33,893        (30,493)        (3,400)             -              -
                                                      ------------   ------------   ------------   ------------   ------------
      Income before income taxes
         and minority interest                              88,547        113,447         10,022        (83,833)       128,183

Provision for income taxes                                  10,043         36,070          3,557              -         49,670
                                                      ------------   ------------   ------------   ------------   ------------
      Income before minority interest                       78,504         77,377          6,465        (83,833)        78,513

Minority interest                                                -              -              9              -              9
                                                      ------------   ------------   ------------   ------------   ------------
      Net income                                      $     78,504   $     77,377   $      6,456   $    (83,833)  $     78,504
                                                      ============   ============   ============   ============   ============

    The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)


                                                                                       NON-
                                                         PARENT       GUARANTOR      GUARANTOR
                                                        COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                      ------------   ------------   ------------   ------------   ------------
Revenues, net                                         $      2,830   $    277,354   $     54,092   $          -   $    334,276
Cost of revenues                                               563        119,883         28,698              -        149,144
                                                      ------------   ------------   ------------   ------------   ------------
      Gross profit                                           2,267        157,471         25,394              -        185,132

Marketing expenses                                               -         33,769          6,800              -         40,569
Selling, general and administrative expenses                10,468         23,459          4,895              -         38,822
                                                      ------------   ------------   ------------   ------------   ------------
      Operating (loss) income                               (8,201)       100,243         13,699              -        105,741

Interest expense (income), net                              18,919          8,809           (360)             -         27,368
Other expenses, net                                            379            147              4              -            530
Equity in income of consolidated subsidiaries               53,193              -              -        (53,193)             -
Franchise commission income (loss)                          26,336        (22,957)        (3,379)             -              -
                                                      ------------   ------------   ------------   ------------   ------------
      Income before income taxes
         and minority interest                              52,030         68,330         10,676        (53,193)        77,843

Provision for income taxes                                   2,714         21,851          3,892              -         28,457
                                                      ------------   ------------   ------------   ------------   ------------
      Income before minority interest                       49,316         46,479          6,784        (53,193)        49,386

Minority interest                                                -              -             70              -             70
                                                      ------------   ------------   ------------   ------------   ------------
      Net income                                      $     49,316   $     46,479   $      6,714   $    (53,193)  $     49,316
                                                      ============   ============   ============   ============   ============

    The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 29, 2002
                                 (IN THOUSANDS)


                                                                                        NON-
                                                         PARENT        GUARANTOR     GUARANTOR
                                                        COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                      ------------   ------------   ------------   ------------   ------------
     Cash provided by operating activities            $    118,576   $     74,987   $      3,300   $    (83,833)  $    113,030
                                                      ------------   ------------   ------------   ------------   ------------
Investing activities:
     Capital expenditures                                     (105)        (1,668)          (302)             -         (2,075)
     Acquisition                                                 -        (46,548)             -              -        (46,548)
     Other items, net                                         (147)           (58)             3              -           (202)
                                                      ------------   ------------   ------------   ------------   ------------
     Cash used for investing activities                       (252)       (48,274)          (299)             -        (48,825)
                                                      ------------   ------------   ------------   ------------   ------------
Financing activities:
     Net (decrease) increase in short-term borrowings         (741)           171              -              -           (570)
     Parent company investment in subsidiaries             (76,135)             -              -         76,135              -
     Proceeds from borrowings                               58,500              -              -              -         58,500
     Payment of dividends                                   (1,249)       (14,417)             -         14,417         (1,249)
     Payments on long-term debt                            (65,975)          (159)             -              -        (66,134)
     Redemption of redeemable preferred stock              (25,000)             -              -              -        (25,000)
     Proceeds from stock options exercised                   1,048              -              -              -          1,048
                                                      ------------   ------------   ------------   ------------   ------------
     Cash used for financing activities                   (109,552)       (14,405)             -         90,552        (33,405)
                                                      ------------   ------------   ------------   ------------   ------------
Effect of exchange rate changes on cash and cash
  equivalents                                                6,401          1,194          1,366         (6,719)         2,242
Net increase in cash and cash equivalents                   15,173         13,502          4,367              -         33,042
Cash and cash equivalents, beginning of period               6,230          8,804          8,304              -         23,338
                                                      ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents, end of period              $     21,403   $     22,306   $     12,671   $          -   $     56,380
                                                      ============   ============   ============   ============   ============

    The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)


                                                                                        NON-
                                                          PARENT      GUARANTOR      GUARANTOR
                                                         COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                      ------------   ------------   ------------   ------------   ------------
     Cash provided by operating activities            $     27,388   $    110,293   $      8,381   $    (53,193)  $     92,869
                                                      ------------   ------------   ------------   ------------   ------------
Investing activities:
   Capital expenditures                                        (51)          (867)          (269)             -         (1,187)
   Advances to equity investment                            (7,844)             -              -              -         (7,844)
   Acquisition                                                   -        (84,353)             -              -        (84,353)
   Other items, net                                           (406)        (1,041)           (85)             -         (1,532)
                                                      ------------   ------------   ------------   ------------   ------------
     Cash used for investing activities                     (8,301)       (86,261)          (354)             -        (94,916)
                                                      ------------   ------------   ------------   ------------   ------------
Financing activities:
   Net (decrease) increase in short-term borrowings           (566)           309              -              -           (257)
   Parent company investment in subsidiaries               (38,047)             -              -         38,047              -
   Proceeds from borrowings                                 60,000              -              -              -         60,000
   Payment of dividends                                          -        (11,585)             -         11,585              -
   Payments on long-term debt                              (38,913)        (3,822)             -              -        (42,735)
   Net parent settlements                                        -              -            330           (330)             -
   Purchase of treasury stock                              (12,730)             -              -              -        (12,730)
   Proceeds from sale of common stock                          430              -              -              -            430
                                                      ------------   ------------   ------------   ------------   ------------
     Cash (used for) provided by financing activities      (29,826)       (15,098)           330         49,302          4,708
                                                      ------------   ------------   ------------   ------------   ------------
Effect of exchange rate changes on cash and cash
  equivalents                                               (3,654)          (604)        (1,175)         3,891         (1,542)
Net (decrease) increase in cash and cash equivalents       (14,393)         8,330          7,182              -          1,119
Cash and cash equivalents, beginning of year                26,699         11,191          6,611              -         44,501
                                                      ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents, end of period              $     12,306   $     19,521   $     13,793   $          -   $     45,620
                                                      ============   ============   ============   ============   ============

    The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 that includes additional information about the Company, its results of operations, its financial position and its cash flows. Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company's results of operations, financial position, cash flows, financing plans and business strategies. The Company has used the words "may", "will", "expect", "anticipate", "believe", "estimate", "plan", "intend", and similar expressions in this Quarterly Report on Form 10Q and the documents incorporated by reference in this Quarterly Report on Form 10Q to identify forward-looking statements. The Company has based these forward-looking statements on the Company's current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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

     You should not put undue reliance on any forward-looking statements. You should understand that many important factors could cause the Company's results to differ materially from those expressed or suggested in any forward-looking statements. Except as required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that occur after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Figures are rounded to the nearest one hundred thousand; percentage changes are based on rounded figures.

COMPARISON OF THE THREE MONTHS ENDED JUNE 29, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001

     Net revenues were $217.9 million for the three months ended June 29, 2002, an increase of $55.6 million or 34.3%, from $162.3 million for the three months ended June 30, 2001. Of the $55.6 million increase in net revenues, $32.8 million was attributable to classroom meeting fees, $20.2 million to total company product sales, $1.0 million to franchise commissions and $1.6 million to publications, licensing and other royalties. On a geographical basis, net revenue from classroom meeting fees and product sales were up 44.4% in North America and 19.1% internationally. The positive impact of foreign currency exchange rates on net revenues was $2.8 million in the three months ended June 29, 2002.

     Classroom meeting fees were $141.4 million for the three months ended June 29, 2002 as compared to $108.6 million for the three months ended June 30, 2001. North American Company Owned ("NACO") classroom meeting fees were $98.2 million for the three months ended June 29, 2002, an increase of $28.2 million or 40.3%, from $70.0 million for the three months ended June 30, 2001. The increase in NACO classroom meeting fees was the result of a 36.7% increase in member attendance. International company-owned classroom meeting fees were $43.2 million for the three months ended June 29, 2002, an increase of $4.6 million or 11.9%, from $38.6 million for the three months ended June 30, 2001. The increase in international company-owned classroom meeting fees was the result of a 3.4% increase in member attendance, driven by a strong performance in the Australasia operations, and the result of positive exchange rate variances.

     Product sales were $63.1 million for the three months ended June 29, 2002, an increase of $20.2 million or 47.1%, from $42.9 million for the three months ended June 30, 2001. Product sales increased 56.0% to $39.0 million domestically and 34.6% to $24.1 million internationally as a result of increased attendance and the Company's strategy to focus product sales efforts on core classroom products. Average product sales per attendance have increased in all regions.

     Franchise royalties were $7.0 million domestically and $1.5 million internationally for the three months ended June 29, 2002. In total, franchise royalties increased $1.0 million or 13.3%, from $7.5 million for the three months ended June 30, 2001, despite the reduction of franchise royalties revenue from two franchises which were acquired by the Company subsequent to June 30, 2001. At the franchise level revenue growth was the direct result of the increased member attendance.

     Revenues generated from publications, licensing and other royalties were $4.9 million for the three months ended June 29, 2002, an increase of $1.6 million or 48.5%, from $3.3 million for the three months ended June 30, 2001. This increase was primarily the result of royalty income from WeightWatchers.com and higher revenues from advertising arrangements.

     Cost of revenues was $96.1 million for the three months ended June 29, 2002, an increase of $24.4 million or 34.0%, from $71.7 million for the three months ended June 30, 2001. Gross profit margin was 55.9% for the three months ended June 29, 2002, slightly higher than the 55.8% level of the three months ended June 30, 2001.

     Marketing expenses were $17.1 million for the three months ended June 29, 2002, an increase of $3.6 million or 26.7%, as compared to $13.5 million for the three months ended June 30, 2001. Marketing expenses increased primarily to drive and support continued enrollment growth of the business. As a

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


percentage of net revenues, marketing expenses decreased from 8.3% for the three months ended June 30, 2001 to 7.8% for the three months ended June 29, 2002, as the Company continues to leverage its marketing efforts across the growing revenue base.

     Selling, general and administrative expenses were $14.2 million for the three months ended June 29, 2002, a decrease of $5.4 million or 27.6%, from $19.6 million for the three months ended June 30, 2001. The decrease in selling, general and administrative expenses was primarily the result of two non-recurring items in the three months ended June 30, 2001: a one-time charge of $2.1 million for the write-off of a receivable from a licensing agreement and $2.5 million of goodwill amortization. As a result of the adoption of SFAS Nos. 141 and 142, the Company no longer amortizes goodwill, but rather reviews goodwill annually for impairment. In addition to these items, professional fees decreased $1.2 million from the prior year level.

     As a result of the above, operating income was $90.5 million for the three months ended June 29, 2002, an increase of $33.0 million or 57.4%, from $57.5 million for the three months ended June 30, 2001. The positive impact of foreign exchange rates on operating income was $0.9 million in the three months ended June 29, 2002. The operating income margin rose to 41.5% for the three months ended 2002 from 35.4% for the same period of 2001 as a result of lower selling, general and administrative expenses and the decrease in marketing expenses as a percentage of net sales.

     Other expenses, net were $12.8 million for the three months ended June 29, 2002 as compared to $1.5 million for the three months ended June 30, 2001. For the three months ended June 29, 2002, the Company recorded unrealized currency losses on its foreign currency denominated debt and other obligations of $11.5 million, net of hedges, as compared to a $2.4 million gain in the three months ended June 30, 2001.

COMPARISON OF THE SIX MONTHS ENDED JUNE 29, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

     Net revenues were $430.4 million for the six months ended June 29, 2002, an increase of $96.1 million or 28.7%, from $334.3 million for the six months ended June 30, 2001. Of the $96.1 million increase in net revenues, $55.7 million was attributable to classroom meeting fees, $35.8 million to total company product sales, $2.4 million to franchise commissions and $2.2 million to publications, licensing and other royalties. On a geographical basis, meeting fees and product sales were up 43.6% in North America and 7.9% internationally. The Company's business is seasonal, with revenues generally highest in the first half of the fiscal year.

     Classroom meeting fees were $275.8 million for the six months ended June 29, 2002 as compared to $220.1 million for the six months ended June 30, 2001. North American Company Owned ("NACO") classroom meeting fees were $188.5 million for the six months ended June 29, 2002, an increase of $54.3 million or 40.5%, from $134.2 million for the six months ended June 30, 2001. The increase in NACO classroom meeting fees was the result of a 36.3% increase in member attendance.

     International company-owned classroom meeting fees were $87.3 million for the six months ended June 29, 2002, an increase of $1.4 million or 1.6%, from $85.9 million for the six months ended June 30, 2001. On a year to date basis, the impact of foreign currency exchange rates was negligible. International member attendances increased 0.4% overall with attendances in the United Kingdom down 2.3%, while attendances in Continental Europe and Australasia posted gains of 2.3% and 5.7%, respectively.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Product sales were $128.6 million for the six months ended June 29, 2002, an increase of $35.8 million or 38.6%, from $92.8 million for the six months ended June 30, 2001. Product sales increased 51.7% to $80.1 million domestically and 21.6% to $48.5 million internationally, reflecting attendance growth in NACO as well as the Company's strategy to focus product sales efforts on core classroom products. Average product sales per attendance have increased in all regions.

     Franchise royalties were $14.9 million domestically and $3.1 million internationally for the six months ended June 29, 2002. In total, franchise royalties increased $2.4 million or 15.4%, from $15.6 million for the six months ended June 30, 2001, on the strength of increased member attendance and product sales offset by the loss of franchise royalties revenue from two franchises which were acquired by the Company subsequent to June 30, 2001.

     Revenues from publications, licensing and other royalties were $8.0 million for the six months ended June 29, 2002, an increase of $2.2 million or 37.9%, from $5.8 million for the six months ended June 30, 2001. This increase was in large part the result of licensing royalty income from WeightWatchers.com which began in the first quarter of 2002.

     Cost of revenues was $192.0 million for the six months ended June 29, 2002, an increase of $42.8 million or 28.7%, from $149.2 million for the six months ended June 30, 2001. Gross profit margin was 55.4% for the six months ended June 29, 2002, unchanged as compared to the level of the six months ended June 30, 2001.

     Marketing expenses were $46.5 million for the six months ended June 29, 2002, an increase of $5.9 million or 14.5%, as compared to $40.6 million for the six months ended June 30, 2001. Marketing expenses increased to support the continuing growth of the business. As a percentage of net revenues, marketing expenses decreased from 12.1% for the six months ended June 30, 2001 to 10.8% for the six months ended June 29, 2002, as the Company continues to leverage its marketing efforts across the growing revenue base.

     Selling, general and administrative expenses were $30.3 million for the six months ended June 29, 2002, a decrease of $8.5 million or 21.9%, from $38.8 million for the six months ended June 30, 2001. The decrease in selling, general and administrative expenses was partially the result of two non-recurring items in the six months ended June 30, 2001: a one-time charge of $6.1 million for the write-off of a receivable from a licensing agreement and $4.7 million of goodwill amortization, resulting from the adoption of SFAS Nos. 141 and 142. In addition, professional fees decreased $0.9 million from the prior year level. Excluding non-recurring items selling, general and administrative expenses, which were down as a percentage of revenues, rose 13% in absolute dollars mainly as a result of the Company's investment in additional personnel to support the growth of the Company.

     As a result of the above, operating income was $161.6 million for the six months ended June 29, 2002, an increase of $55.9 million or 52.9%, from $105.7 million for the six months ended June 30, 2001. The operating income margin for the six months ended June 29, 2002 was 37.5%.

     Other expenses, net were $12.2 million for the six months ended June 29, 2002 as compared to $0.5 million for the six months ended June 30, 2001. For the six months ended June 29, 2002, the Company recorded unrealized currency losses on its foreign currency denominated debt and other obligations of $10.0 million, net of hedge, as compared to a $9.5 million gain in the six months ended June 30, 2001. Reserves recorded against the loan to WeightWatchers.com in 2001 offset the impact of the unrealized currency gains.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 29, 2002, the Company's primary source of funds to meet working capital needs was cash from operations. Cash and cash equivalents increased $33.0 million during the six month period ended June 29, 2002, to $56.4 million.

     Cash flows of $113.0 million were provided by operating activities in the six months ended June 29, 2002. During the first quarter, borrowings under the Company's Revolving Credit Facility totaled $58.5 million and were subsequently repaid. Funds were used primarily for investing and financing activities.

     Investing activities totaled $48.8 million in the six months ended June 29, 2002 and were primarily attributable to $46.5 million paid in connection with the acquisition of the Company's North Jersey franchise, acquired on January 18, 2002, and $2.1 invested in capital expenditures. The North Jersey franchise acquisition was financed through borrowings under the Company's Revolving Credit Facility. Capital spending consisted primarily of leasehold improvements, furniture and equipment for meeting locations and information system expenditures.

     Cash used for financing activities totaled $33.4 million. Included were repayments of $66.1 million in principal on the Company's Credit Facility, the repurchase of one million shares of the Company's preferred stock held by Heinz for $25.0 million on March 1, 2002 and the cumulative final payment of $1.2 million of dividends on the Company's preferred stock.

     The Company's total debt was $477.1 million and $474.0 million at June 29, 2002 and December 29, 2001, respectively. As of June 29, 2002, the Company had approximately $45.0 million of additional borrowing capacity available under the Company's Revolving Credit Facility.

     The Company's debt consists of both fixed and variable-rate instruments. At June 29, 2002, fixed-rate debt constituted approximately 52.2% of the Company's total debt. The following schedule sets forth the Company's long-term debt obligations as of June 29, 2002.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                                 LONG-TERM DEBT
                               AS OF JUNE 29, 2002
                                  (IN MILLIONS)

                                           BALANCE    INTEREST RATE
                                         ----------   -------------
EURO $100.0 million 13% Senior
      Subordinated Notes Due 2009        $     99.1           13.00%
                                         ----------   -------------
US $150.0 million 13% Senior
      Subordinated Notes Due 2009             150.0           13.00%
Term A Loan due 2005                           56.4            3.72%
Term B Loan due 2007                          107.7            4.37%
Transferable Loan Certificate due 2007         63.9            4.45%
Revolving Credit Facility                         -               -
                                         ----------
          Total Debt                          477.1
      Less Current Portion                    (16.1)
                                         ----------
          Total Long-Term Debt           $    461.0
                                         ==========

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

     The Company's obligations under the Notes are subordinate and junior in right of payment to all of the Company's existing and future senior indebtedness, including all indebtedness under the Credit Facility. The indentures, pursuant to which the Notes were issued, restrict the Company's ability to incur additional indebtedness, issue shares of disqualified stock and preferred stock, pay dividends, make other restricted payments, including investments, create limitations on the ability of the Company's subsidiaries to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company's assets. The Company and/or affiliates of the Company, including entities related to Artal Luxembourg S.A., may from time to time, depending on market conditions, purchase the Notes in the open market or by other means.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The Company's credit ratings by Moody's at June 29, 2002 for the Credit Facility and the Notes were "Ba1" and "Ba3", respectively. The Company's credit ratings by Standard & Poor's at June 29, 2002 for the Credit Facility and the Notes were "BB - " and "B", respectively.

     The following schedule sets forth the Company's year by year long-term debt obligations as of June 29, 2002.

                           LONG-TERM DEBT OBLIGATIONS
                           (INCLUDING CURRENT PORTION)
                               AS OF JUNE 29, 2002
                                  (in millions)

     Payments Due by Fiscal Year
     ---------------------------
            Remainder of Year 2002          $      8.1
            2003                                  20.2
            2004                                  17.6
            2005                                  17.0
            2006                                   1.7
            Thereafter                           412.5
                                            ----------
                 Total                      $    477.1
                                            ==========

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

     On July 2, 2002, the Company completed the acquisition of Weight Watchers of San Diego and The Inland Empire, Inc. for a purchase price of $11.0 million. The acquisition was financed through cash from operations. Our expected capital expenditure requirements over the next 12 months include, but are not limited to, leasehold improvements, furniture and equipment for meeting locations and administrative offices and information system upgrades.

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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
OFF-BALANCE SHEET TRANSACTIONS

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

RELATED PARTY TRANSACTIONS

     For a discussion of related party transactions affecting the Company, see "Item 13. Certain Relationships and Related Transactions" beginning on page 32 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Other than during the normal course of business, the related party transactions affecting the Company have not changed since December 29, 2001. See
Note 8 to the unaudited consolidated financial statements contained herein for further discussion.

SEASONALITY

     The Company's business is seasonal, with revenues generally decreasing at year end and during the summer months. The Company's advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall. Due to the timing of the Company's marketing expenditures, particularly the higher level of expenditures in the first quarter, the Company's operating income for the second quarter is generally the strongest, with the fourth quarter generally being the weakest.

ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the mandatory use of the purchase method of accounting for business combinations, elimination of indefinite life goodwill amortization, a revised framework for testing goodwill, impairment at a "reporting unit" level and new criteria for the identification and potential amortization of other intangible assets. The Company adopted SFAS No. 142 on December 30, 2001. See Note 3 to the unaudited consolidated financial statements contained herein for further discussion.

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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


     Based on the overall interest rate exposure on the Company's fixed rate borrowings at June 29, 2002, a 10% change in market interest rates would have less than a 5% impact on the fair value of the Company's long-term debt. Based on variable rate debt levels at June 29, 2002, a 10% change in market interest rates would have less than a 5% impact on the Company's net interest expense.

     The Company uses foreign currency forward contracts to more properly align the underlying sources of cash flow with the Company's debt servicing requirements. At June 29, 2002, the Company had long-term foreign currency forward contracts receivables with notional amounts of $44.0 million and Euro
76.0 million, offset by foreign currency forward contracts payables with notional amounts of L59.2 million and $21.9 million.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended June 29, 2002.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2002
                                 By: /s/ LINDA HUETT
                                 -----------------------------------------------
                                 Linda Huett
                                 President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2002
                                 By: /s/ ANN M. SARDINI
                                 -----------------------------------------------
                                 Ann M. Sardini
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)