Form 10-Q
period 2002-09-28
WEIGHT WATCHERS INTERNATIONAL INC
filed 2002-11-12
CIK 105319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

                            Yes /X/           No / /

     The number of common shares outstanding as of October 31, 2002 was 106,183,498.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                        PAGE NO.
                                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Unaudited Consolidated Balance Sheets as of September 28, 2002 and
   December 29, 2001                                                                        2

Unaudited Consolidated Statements of Operations
   for the three months ended September 28, 2002 and September 29, 2001                     3

Unaudited Consolidated Statements of Operations
   for the nine months ended September 28, 2002 and September 29, 2001                      4

Unaudited Consolidated Statements of Changes in Shareholders' Equity (Deficit)
   and Comprehensive Income for the nine months ended September 28, 2002,
   and for the fiscal year ended December 29, 2001                                          5

Unaudited Consolidated Statements of Cash Flows
   for the nine months ended September 28, 2002 and September 29, 2001                      6

Notes to Unaudited Consolidated Financial Statements                                     7 - 23

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                    24 - 32

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                      33

Item 4.    Controls and Procedures                                                         34

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                               35

Item 2.    Changes in Securities                                                           35

Item 3.    Defaults Upon Senior Securities                                                 35

Item 4.    Submission to Matters to a Vote of Security Holders                             35

Item 5.    Other Information                                                               35

Item 6.    Exhibits and Reports on Form 8-K                                                35

Signatures                                                                                 36

Certifications                                                                           37 - 38

Exhibits

ITEM I. FINANCIAL STATEMENTS

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            SEPTEMBER 28,    DECEMBER 29,
                                                                                                2002             2001
                                                                                            -------------    ------------
                                                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                   $  61,899       $  23,338
  Receivables, net                                                                               16,462          13,619
  Inventories, net                                                                               26,105          26,205
  Prepaid expenses and other current assets                                                      19,541          20,717
                                                                                              ---------       ---------
     TOTAL CURRENT ASSETS                                                                       124,007          83,879

Property and equipment, net                                                                      11,920          10,725
Notes and other receivables, noncurrent                                                             243             325
Goodwill, net                                                                                   303,020         234,302
Trademarks and other intangible assets, net                                                       6,752           6,863
Deferred income taxes                                                                           129,615         136,281
Deferred financing costs, other                                                                   9,681          10,473
                                                                                              ---------       ---------
     TOTAL ASSETS                                                                             $ 585,238       $ 482,848
                                                                                              =========       =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Portion of long-term debt due within one year                                               $  14,688       $  15,699
  Accounts payable                                                                               21,641          17,698
  Accrued liabilities                                                                            60,008          52,454
  Income taxes                                                                                   11,070           9,139
  Deferred revenue                                                                               21,983          13,020
                                                                                              ---------       ---------
     TOTAL CURRENT LIABILITIES                                                                  129,390         108,010

Long-term debt                                                                                  437,373         458,320
Deferred income taxes                                                                             3,169           3,169
Other                                                                                               692             870
                                                                                              ---------       ---------
     TOTAL LONG-TERM DEBT AND OTHER LIABILITIES                                                 441,234         462,359

Redeemable preferred stock                                                                            -          25,996
SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock, $0 par; 1,000,000 shares authorized; 111,988 shares issued; 106,139 shares
    outstanding at September 28, 2002 and 105,500 shares outstanding at December 29, 2001             -               -
  Treasury stock, at cost, 5,849 shares at September 28, 2002 and
    6,488 shares at December 29, 2001                                                           (23,617)        (26,196)
  Accumulated income (deficit)                                                                   43,586         (73,998)
  Accumulated other comprehensive loss                                                           (5,355)        (13,323)
                                                                                              ---------       ---------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                        14,614        (113,517)
                                                                                              ---------       ---------
     TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
       AND SHAREHOLDERS' EQUITY (DEFICIT)                                                     $ 585,238       $ 482,848
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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED
                                                         -------------------------------
                                                          SEPTEMBER 28,   SEPTEMBER 29,
                                                              2002            2001
                                                         --------------  ---------------
                                                                   (UNAUDITED)
Meeting fees, net                                         $    123,210    $     98,411
Product sales and other, net                                    65,962          45,653
                                                          ------------    ------------
      Revenues, net                                            189,172         144,064

Cost of revenues                                                85,617          65,949
                                                          ------------    ------------
      Gross profit                                             103,555          78,115

Marketing expenses                                              14,392          10,914
Selling, general and administrative expenses                    14,756          18,053
                                                          ------------    ------------
      Operating income                                          74,407          49,148

Interest expense, net                                           10,576          14,643
Other expenses, net                                              3,526           8,246
                                                          ------------    ------------
      Income before income taxes and minority interest          60,305          26,259

Provision for income taxes                                      23,464          10,133
                                                          ------------    ------------
      Income before minority interest                           36,841          16,126

Minority interest                                                    9               8
                                                          ------------    ------------
      Net income                                          $     36,832    $     16,118
                                                          ============    ============

Preferred stock dividends                                            -             375
                                                          ------------    ------------
      Net income available to common shareholders         $     36,832    $     15,743
                                                          ============    ============

Net income per share:
      Basic                                               $       0.35    $       0.15
                                                          ============    ============
      Diluted                                             $       0.34    $       0.14
                                                          ============    ============

Weighted average common shares outstanding:
      Basic                                                    106,094         107,355
                                                          ============    ============
      Diluted                                                  109,567         109,295
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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 NINE MONTHS ENDED
                                                          ------------------------------
                                                           SEPTEMBER 28,   SEPTEMBER 29,
                                                               2002            2001
                                                          --------------  --------------
                                                                   (UNAUDITED)
Meeting fees, net                                          $    399,007    $    318,496
Product sales and other, net                                    220,561         159,844
                                                           ------------    ------------
       Revenues, net                                            619,568         478,340

Cost of revenues                                                277,646         215,093
                                                           ------------    ------------
       Gross profit                                             341,922         263,247

Marketing expenses                                               60,852          51,483
Selling, general and administrative expenses                     45,086          56,875
                                                           ------------    ------------
       Operating income                                         235,984         154,889

Interest expense, net                                            31,795          42,011
Other expenses, net                                              15,701           8,776
                                                           ------------    ------------
       Income before income taxes and minority interest         188,488         104,102

Provision for income taxes                                       73,134          38,590
                                                           ------------    ------------
       Income before minority interest                          115,354          65,512

Minority interest                                                    18              78
                                                           ------------    ------------
       Net income                                          $    115,336    $     65,434
                                                           ============    ============

Preferred stock dividends                                           254           1,125
                                                           ------------    ------------
       Net income available to common shareholders         $    115,082    $     64,309
                                                           ============    ============

Net income per share:
       Basic                                               $       1.09    $       0.59
                                                           ============    ============
       Diluted                                             $       1.05    $       0.58
                                                           ============    ============

Weighted average common shares outstanding:
       Basic                                                    105,872         109,762
                                                           ============    ============
       Diluted                                                  109,553         111,726
                                                           ============    ============

    The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN
             SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                   ACCUMULATED
                                        COMMON STOCK         TREASURY STOCK           OTHER          ACCUMULATED
                                  ------------------------  -------------------   COMPREHENSIVE        INCOME
                                   SHARES         AMOUNT    SHARES      AMOUNT        LOSS            (DEFICIT)      TOTAL
                                  ----------     ---------  ------     --------   -------------    -------------  ------------
Balance at December 30, 2000         111,988             -       -            -   $     (6,271)     $   (216,507) $   (222,778)

Comprehensive Income:
   Net income                                                                                            147,187       147,187
   Translation adjustment                                                               (3,132)                         (3,132)
   Change in fair value of
     derivatives accounted
     for as hedges                                                                      (3,920)                         (3,920)
                                                                                                                  ------------
Total Comprehensive Income                                                                                             140,135
                                                                                                                  ------------

Preferred stock dividend                                                                                  (1,500)       (1,500)
Purchase of treasury stock                                   6,719     $(27,132)                               -       (27,132)
Stock options exercised                                        (93)         375                             (177)          198
Sale of common stock                                          (138)         561                              (36)          525
Cost of public equity offering                                                                            (2,965)       (2,965)
                                  ----------  ---------     ------     --------     ------------    ------------  ------------
   Balance at December 29, 2001      111,988          -      6,488      (26,196)         (13,323)        (73,998)     (113,517)

Comprehensive Income:
   Net income                                                                                            115,336       115,336
   Translation adjustment                                                                  7,676                         7,676
   Change in fair value
     of derivatives accounted
     for as hedges                                                                           292                           292
                                                                                                                  ------------
Total Comprehensive Income                                                                                             123,304
                                                                                                                  ------------

Preferred stock dividend                                                                                    (254)         (254)
Stock options exercised                                       (639)       2,579                           (1,187)        1,392
Tax benefit of
    stock options exercised                                                                                4,539         4,539
Cost of public equity offering                                                                              (850)         (850)
                                  ----------  ---------     ------     --------     ------------    ------------  ------------
   Balance at September 28, 2002     111,988  $       -      5,849     $(23,617)    $     (5,355)   $     43,586  $     14,614
                                  ==========  =========     ======     ========     ============    ============  ============

    The accompanying notes are an integral part of the consolidated financial statements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                -------------------------------
                                                                SEPTEMBER 28,     SEPTEMBER 29,
                                                                    2002              2001
                                                                -------------     -------------
                                                                         (UNAUDITED)
    Cash provided by operating activities                       $     166,399     $     120,234
                                                                -------------     -------------

Investing activities:
  Capital expenditures                                                 (3,425)           (1,865)
  Advances and interest in equity investment                                -            (9,044)
  Acquisitions                                                        (68,148)          (97,853)
  Other items, net                                                       (355)           (1,896)
                                                                -------------     -------------
    Cash used for investing activities                                (71,928)         (110,658)
                                                                -------------     -------------

Financing activities:
  Net decrease in short-term borrowings                                (1,253)             (622)
  Proceeds from borrowings                                             58,500            60,000
  Payment of dividends                                                 (1,249)           (1,500)
  Payments of long-term debt                                          (90,166)          (46,774)
  Redemption of redeemable preferred stock                            (25,000)                -
  Proceeds from stock options exercised                                 1,392                 -
  Cost of public equity offering                                         (262)                -
  Purchase of treasury stock                                                -           (27,132)
  Proceeds from sale of common stock                                        -               525
                                                                -------------     -------------
    Cash used for financing activities                                (58,038)          (15,503)
                                                                -------------     -------------

Effect of exchange rate changes on cash and cash equivalents            2,128              (670)
Net increase (decrease) in cash and cash equivalents                   38,561            (6,597)
Cash and cash equivalents, beginning of period                         23,338            44,501
                                                                -------------     -------------
Cash and cash equivalents, end of period                        $      61,899     $      37,904
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

     RECENTLY ISSUED ACCOUNTING STANDARDS:

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards, or SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the mandatory use of the purchase method of accounting for business combinations, elimination of indefinite life goodwill amortization, a revised framework for testing goodwill, impairment at a "reporting unit" level and new criteria for the identification and potential amortization of other intangible assets. The Company adopted SFAS No. 142 on December 30, 2001. See Note 3.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of AICPA Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on December 30, 2001 and will adopt SFAS No. 143 on December 29, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations, the financial position or cash flows, nor does the Company expect the adoption of SFAS No. 143 to have any such material impact.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for the Company beginning December 29, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its results of operations, financial position or cash flows.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred and also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

     RECLASSIFICATION:

          Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   ACQUISITIONS

          During the period December 30, 2000 to September 28, 2002, the Company acquired the assets of five of its franchises as outlined below.

          On September 1, 2002, the Company completed the acquisition of the assets of one of its franchisees, AZIS Properties of Raleigh Durham, Inc. (d/b/a Weight Watchers of Raleigh Durham), pursuant to the terms of an Asset Purchase Agreement among Weight Watchers of Raleigh Durham, the Company and Weight Watchers North America, Inc., a wholly owned subsidiary of the Company. Substantially all of the purchase price in excess of the net assets acquired has been recorded as goodwill. The purchase price for the acquisition was $10,600 and was financed through cash from operations.

          On July 2, 2002, the Company completed the acquisition of the assets of one of its franchisees, Weight Watchers of San Diego and The Inland Empire, Inc., pursuant to the terms of an Asset Purchase Agreement among Weight Watchers of San Diego, the Company and Weight Watchers North America, Inc. Substantially all of the purchase price in excess of the net assets acquired has been recorded as goodwill. The purchase price for the acquisition was $11,000 and was financed through cash from operations.

          On January 18, 2002, the Company completed the acquisition of its franchisee Weight Watchers of North Jersey, Inc., pursuant to the terms of an Asset Purchase Agreement executed on December 31, 2001 among Weight Watchers of North Jersey, Inc., the Company and Weight Watchers North America, Inc. Substantially all of the purchase price in excess of the net assets acquired has been recorded as goodwill. The purchase price for the acquisition was $46,500. The acquisition was financed through additional borrowings from the Company's Revolving Credit Facility under its Amended and Restated Credit Agreement, as amended on January 16, 2001 and December 21, 2001 (the "Credit Facility"). This borrowing was subsequently repaid by the end of the second quarter 2002. See Note 4.

          On September 4, 2001, the Company completed the acquisition of Weight Watchers of Oregon, Inc., for an aggregate purchase price of $13,500. Substantially all of the purchase price in excess of the net assets acquired was recorded as goodwill.

          On January 16, 2001, the Company completed the acquisition of one of its largest franchised territories, Weighco Enterprises, Inc., Weighco of Northwest, Inc., and Weighco of Southwest, Inc. (collectively "Weighco"), for an aggregate purchase price of $83,800 plus acquisition costs of $577. Assets acquired included inventory ($1,884) and property and equipment ($1,801). The excess of

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     investment over the net book value of assets acquired at the date of acquisition resulted in goodwill of $80,692. The acquisition was financed through additional borrowings of $60,000 obtained pursuant to the Company's Credit Facility, and cash from operations.

          These acquisitions have been accounted for under the purchase method of accounting and, accordingly, earnings have been included in the consolidated operating results of the Company since the date of acquisition.

3.   INTANGIBLE ASSETS

          In accordance with SFAS No. 142, the Company no longer amortizes goodwill. The Company performed a fair value impairment test as of December 30, 2001 on its goodwill which determined that no impairment loss was necessary. Unamortized goodwill is due mainly to acquisitions of the Company's franchised territories. For the nine months ended September 28, 2002, goodwill increased due to the acquisitions of Weight Watchers of North Jersey, Inc. ($46,309), Weight Watchers of San Diego and The Inland Empire, Inc. ($10,804), Weight Watchers of Raleigh Durham ($10,600) and due to the translation of the assets of the Company's foreign subsidiaries into U.S. Dollars ($1,005).

          Also, in accordance with SFAS No. 142, aggregate amortization expense for definite lived intangible assets was recorded in the amounts of $221 and $684 for the three and nine months ended September 28, 2002, respectively. Aggregate amortization expense of definite lived intangible assets for the three and nine months ended September 29, 2001 was $190 and $555, respectively.

          The carrying amount of amortized intangible assets as of September 28, 2002 and December 29, 2001 was as follows:

                           SEPTEMBER 28, 2002                 DECEMBER 29, 2001
                      ----------------------------      -----------------------------
                        GROSS                            GROSS
                      CARRYING        ACCUMULATED       CARRYING         ACCUMULATED       AMORTIZATION
                       AMOUNT         AMORTIZATION       AMOUNT          AMORTIZATION         PERIOD
                      --------        ------------      ---------        ------------      ------------
     Trademarks
      and other       $ 21,726          $ 19,338        $ 21,238          $ 18,659         3 - 5 years

          Estimated amortization expense of definite lived intangible assets for the next five fiscal years is as follows:

                             Remainder of 2002        $     257
                             2003                     $     690
                             2004                     $     621
                             2005                     $     474
                             2006                     $      79

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

          As required by SFAS No. 142, the results for the three and nine months ended September 29, 2001 have not been restated. A reconciliation of net income, as if SFAS No. 142 had been adopted, is presented below for the three and nine months ended September 28, 2002 and September 29, 2001:

                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                             --------------    --------------    --------------    --------------
                                              SEPTEMBER 28,     SEPTEMBER 29,     SEPTEMBER 28,     SEPTEMBER 29,
                                                  2002              2001              2002              2001
                                             --------------    --------------    --------------    --------------
       Reported net income available
         to common shareholders              $       36,832    $       15,743    $      115,082    $       64,309
       Addback: goodwill amortization
         (net of tax)                                     -    $        2,530                 -    $        7,268
                                             --------------    --------------    --------------    --------------
            Adjusted net income available
              to common shareholders         $       36,832    $       18,273    $      115,082    $       71,577
                                             ==============    ==============    ==============    ==============

     Basic earnings per share:
       Reported net income available
         to common shareholders              $         0.35    $         0.15    $         1.09    $         0.59
       Addback: goodwill amortization
         (net of tax)                                     -              0.02                 -              0.06
                                             --------------    --------------    --------------    --------------
            Adjusted net income available
              to common shareholders         $         0.35    $         0.17    $         1.09    $         0.65
                                             ==============    ==============    ==============    ==============

     Diluted earnings per share:
       Reported net income available
         to common shareholders              $         0.34    $         0.14    $         1.05    $         0.58
       Addback: goodwill amortization
         (net of tax)                                     -              0.02                 -              0.06
                                             --------------    --------------    --------------    --------------
            Adjusted net income available
              to common shareholders         $         0.34    $         0.16    $         1.05    $         0.64
                                             ==============    ==============    ==============    ==============

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.   LONG-TERM DEBT

          In connection with the Transaction (See Note 5), the Company entered into the Credit Facility. As amended on January 16, 2001, the Credit Facility provided for (i) a $90,000 term loan A facility ("Term Loan A"),
     (ii) a $75,000 term loan B facility ("Term Loan B"), (iii) an $87,000 transferable loan certificate ("TLC"), (iv) a $20,000 term loan D facility ("Term Loan D") and (v) a revolving credit facility with borrowings up to $45,000 ("Revolving Credit Facility"). On December 21, 2001, the Credit Facility was refinanced as follows: (i) Term Loan B, Term Loan D and the TLC in the amount of $71,000, $19,000 and $82,000, respectively, were repaid and replaced with a new Term Loan B of $108,000 and a new TLC of $64,000. Borrowings under the Credit Facility are paid quarterly and bear interest at rates which varied through the three and nine months ended September 28, 2002 from 3.72% to 5.50%.

          In addition, as part of the Transaction, the Company issued 150,000 USD denominated and 100,000 EUR denominated principal amount of 13% Senior Subordinated Notes due 2009 (the "Notes"). At September 28, 2002, the 100,000 EUR Notes translated into 98,090 USD denominated equivalent.

5.   REDEEMABLE PREFERRED STOCK

          The Company issued one million shares of Series A Preferred Stock in conjunction with a recapitalization and stock purchase agreement (the "Transaction") on September 29, 1999 with its former parent, H.J. Heinz Company ("Heinz"). The liquidation preference of the Series A Preferred Stock was $25 per share.

          On March 1, 2002, the Company redeemed from Heinz all of the Company's Series A Preferred Stock for a redemption price of $25,000 plus accrued and unpaid dividends. The redemption was financed through additional borrowings of $12,000 under the Revolving Credit Facility, which was repaid by the end of the second quarter 2002, and cash from operations.

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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table sets forth the computation of basic and diluted EPS.

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    --------------  --------------  --------------  --------------
                                                     SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 28,   SEPTEMBER 29,
                                                         2002            2001            2002             2001
                                                    --------------  --------------  --------------  --------------
Numerator:
 Net income                                          $     36,832    $     16,118    $    115,336    $     65,434
 Preferred stock dividends                                      -             375             254           1,125
                                                     ------------    ------------    ------------    ------------
   Numerator for basic and diluted EPS-net income
     available to common shareholders                $     36,832    $     15,743    $    115,082    $     64,309
                                                     ------------    ------------    ------------    ------------

Denominator:
   Weighted-average shares                                106,094         107,355         105,872         109,762
   Effect of dilutive securities: stock options             3,473           1,940           3,681           1,964
                                                     ------------    ------------    ------------    ------------

   Denominator for diluted EPS - weighted-average
     shares                                               109,567         109,295         109,553         111,726
                                                     ============    ============    ============    ============

EPS:
   Basic EPS                                         $       0.35    $       0.15    $       1.09    $       0.59
                                                     ============    ============    ============    ============
   Diluted EPS                                       $       0.34    $       0.14    $       1.05    $       0.58
                                                     ============    ============    ============    ============

7.   INCOME TAXES

          The effective tax rates for the three and nine months ended September 28, 2002 were 38.9% and 38.8%, respectively. The effective tax rates for the three and nine months ended September 29, 2001 were 38.6% and 37.1%, respectively. For the three and nine months ended September 28, 2002, the primary differences between the U.S. federal statutory tax rate and the Company's effective tax rate were state income taxes, offset by lower statutory tax rates in certain foreign jurisdictions. For the three and nine months ended September 29, 2001, the primary differences between the U.S. federal statutory tax rate and the Company's effective tax rate were state income taxes, offset by lower statutory tax rates in certain foreign jurisdictions and adjustments to the deferred tax asset valuation allowance.

8.   WEIGHTWATCHERS.COM

     LOAN AGREEMENT:

     Pursuant to the amended loan agreement dated September 10, 2001 between the Company and WeightWatchers.com, through fiscal year 2001, the Company provided loans to WeightWatchers.com aggregating $34,500. The Company has no further obligation to provide funding to WeightWatchers.com. Beginning on January 1, 2002, the note bears interest at 13% per

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     year, and beginning March 31, 2002, interest has been and shall be paid to the Company semi-annually. All principal outstanding under the agreement is payable in six semi-annual installments commencing on March 31, 2004. For the three and nine months ended September 28, 2002, the Company recorded interest income of $1,118 and $3,336, respectively, on the note. As of September 28, 2002, the interest receivable balance was $2,236 which was paid in October 2002, and is included within receivables, net. As WeightWatchers.com is an equity investee, and the Company has been the only entity providing funding, through fiscal year 2001, the Company reduced its loan receivable balances by 100% of WeightWatchers.com's losses. Additionally, the remaining loan receivable balances were reviewed for impairment on a quarterly basis and, accordingly, during fiscal 2001 the Company recorded a full valuation allowance against the remaining balances.

     INTELLECTUAL PROPERTY LICENSE:

          The Company entered into an amended and restated intellectual property license agreement dated September 29, 2001 with WeightWatchers.com. In fiscal 2002, the Company began earning royalties pursuant to the agreement. For the three and nine months ended September 28, 2002, the Company recorded royalty income of $1,192 and $2,898, respectively, which was included in product sales and other, net. As of September 28, 2002, the receivable balance was $1,192 and is included within receivables, net.

     SERVICE AGREEMENT:

          Simultaneously with the signing of the amended and restated intellectual property license agreement, the Company entered into a service agreement with WeightWatchers.com, under which WeightWatchers.com provides certain types of services. The Company is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses. The Company recorded service expense for the three and nine months ended September 28, 2002, of $549 and $1,303, respectively, and for the three and nine months ended September 29, 2001 of $120 and $360, respectively, all of which was included in marketing expenses. The accrued service payable at September 28, 2002 and September 29, 2001 was $449 and $360, respectively, and is netted against receivables, net.

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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.  DERIVATIVE INSTRUMENTS AND HEDGING

          The Company enters into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce currency risk associated with fluctuating exchange rates. These contracts are used primarily to hedge certain foreign currency cash flows and for payments arising from some of the Company's foreign currency denominated debt obligations. In addition, the Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of September 28, 2002 and September 29, 2001, the Company held currency and interest rate swap contracts to purchase certain foreign currencies totaling $209,481 and $207,556, respectively. The Company also held separate currency and interest rate swap contracts to sell foreign currencies of $214,845 and $212,920, respectively.

          As of September 28, 2002, gains of $2,656 ($1,673 net of taxes) for qualifying hedges were reported as a component of accumulated other comprehensive loss. For the three and nine months ended September 28, 2002, the ineffective portion of changes in fair values of cash flow hedges was not material. Fair value adjustments for non-qualifying hedges resulted in a reduction of net income of $1,493 ($2,369 before taxes) and $1 ($2 before taxes) for the three months ended September 28, 2002 and September 29, 2001, respectively. Fair value adjustments for non-qualifying hedges resulted in a (reduction of) net income of $(1,153) ($(1,831) before taxes) for the nine months ended September 28, 2002. Fair value adjustments for non-qualifying hedges resulted in an increase to net income of $427 ($679 before taxes) for the nine months ended September 29, 2001. In addition, for the three months ended September 28, 2002, reclassification to earnings from accumulated other comprehensive loss resulted in a reduction of net income of $159 ($252 before taxes). For the nine months ended September 28, 2002, reclassification to earnings from accumulated other comprehensive loss resulted in an increase to net income of $1,381 ($2,192 before taxes).

11.  COMPREHENSIVE INCOME

          Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments.

          Comprehensive income is as follows:

                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          --------------    --------------     --------------    --------------
                                                           SEPTEMBER 28,     SEPTEMBER 29,     SEPTEMBER 28,     SEPTEMBER 29,
                                                               2002              2001              2002               2001
                                                          --------------    --------------     --------------    --------------
Net income                                                $       36,832    $       16,118     $      115,336    $       65,434
Foreign currency translation adjustment                              162               950              7,676            (2,904)
Change in fair value of derivatives
   Cumulative effect of the adoption of SFAS 133                       -                 -                  -            (5,086)
   Current period changes in fair value of derivatives                22              (511)               292              (991)
                                                          --------------    --------------     --------------    --------------
Comprehensive income                                      $       37,016    $       16,557     $      123,304    $       56,453
                                                          ==============    ==============     ==============    ==============

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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
               SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 28, 2002
                                 (IN THOUSANDS)

                                                                                          NON-
                                                        PARENT         GUARANTOR       GUARANTOR
                                                       COMPANY        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                     ------------     ------------    ------------    ------------     ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $     21,372     $     26,922    $     13,605    $          -     $     61,899
  Receivables, net                                          3,033            9,565           3,864               -           16,462
  Inventories                                                   -           18,888           7,217               -           26,105
  Prepaid expenses, other                                     445           16,459           2,637               -           19,541
  Intercompany (payables) receivables                    (229,965)         219,177          10,788               -                -
                                                     ------------     ------------    ------------    ------------     ------------
    TOTAL CURRENT ASSETS                                 (205,115)         291,011          38,111               -          124,007

Investment in consolidated subsidiaries                   529,237                -               -        (529,237)               -
Property and equipment, net                                 1,344            8,988           1,588               -           11,920
Notes and other receivables, noncurrent                       243                -               -               -              243
Goodwill, trademarks and other intangibles, net            27,621          281,427             724               -          309,772
Deferred income taxes                                      39,829           89,786               -               -          129,615
Deferred financing costs, other                             8,642              697             342               -            9,681
                                                     ------------     ------------    ------------    ------------     ------------
    TOTAL ASSETS                                     $    401,801     $    671,909    $     40,765    $   (529,237)    $    585,238
                                                     ============     ============    ============    ============     ============

LIABILITIES AND SHAREHOLDERS'  EQUITY (DEFICIT)
CURRENT LIABILITIES
  Portion of long-term debt due within one year      $     14,106     $        582    $          -    $          -     $     14,688
  Accounts payable                                            451           17,287           3,903               -           21,641
  Accrued liabilities                                      31,304           22,092           6,612               -           60,008
  Income taxes                                            (41,218)          51,275           1,013               -           11,070
  Deferred revenue                                            100           20,127           1,756               -           21,983
                                                     ------------     ------------    ------------    ------------     ------------
    TOTAL CURRENT LIABILITIES                               4,743          111,363          13,284               -          129,390

  Long-term debt                                          379,963           57,410               -               -          437,373
  Deferred income taxes                                     2,481               41             647               -            3,169
  Other                                                         -              400             292               -              692
                                                     ------------     ------------    ------------    ------------     ------------
    TOTAL LONG-TERM DEBT AND
       OTHER LIABILITIES                                  382,444           57,851             939               -          441,234

  Shareholders' equity (deficit)                           14,614          502,695          26,542        (529,237)          14,614
                                                     ------------     ------------    ------------    ------------     ------------
    TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY (DEFICIT)                $    401,801     $    671,909    $     40,765    $   (529,237)    $    585,238
                                                     ============     ============    ============    ============     ============

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
               SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 29, 2001
                                 (IN THOUSANDS)

                                                                                              NON-
                                                              PARENT        GUARANTOR      GUARANTOR
                                                              COMPANY      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                             ----------    ------------   ------------  ------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $    6,230     $    8,804     $    8,304    $        -     $   23,338
  Receivables, net                                                2,638          9,229          1,752             -         13,619
  Inventories                                                         -         21,902          4,303             -         26,205
  Prepaid expenses, other                                         1,263         16,743          2,711             -         20,717
  Intercompany (payables) receivables                          (157,902)       147,317         10,585             -              -
                                                             ----------     ----------     ----------    ----------     ----------
     TOTAL CURRENT ASSETS                                      (147,771)       203,995         27,655             -         83,879

Investment in consolidated subsidiaries                         416,812              -              -      (416,812)             -
Property and equipment, net                                       1,221          8,132          1,372             -         10,725
Notes and other receivables, noncurrent                             325              -              -             -            325
Goodwill, trademarks and other intangibles, net                  27,643        212,843            679             -        241,165
Deferred income taxes                                            35,253        101,028              -             -        136,281
Deferred financing costs, other                                   9,626           (537)         1,384             -         10,473
                                                             ----------     ----------     ----------    ----------     ----------
     TOTAL ASSETS                                            $  343,109     $  525,461     $   31,090    $ (416,812)    $  482,848
                                                             ==========     ==========     ==========    ==========     ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES
  Portion of long-term debt due within one year              $   15,219     $      480     $        -    $        -     $   15,699
  Accounts payable                                                1,287         14,077          2,334             -         17,698
  Accrued liabilities                                            28,537         16,490          7,427             -         52,454
  Income taxes                                                  (11,694)        18,544          2,289             -          9,139
  Deferred revenue                                                    -         11,121          1,899             -         13,020
                                                             ----------     ----------     ----------    ----------     ----------
     TOTAL CURRENT LIABILITIES                                   33,349         60,712         13,949             -        108,010

  Long-term debt                                                394,800         63,520              -             -        458,320
  Deferred income taxes                                           2,481            109            579             -          3,169
  Other                                                               -            624            246             -            870
                                                             ----------     ----------     ----------    ----------     ----------
     TOTAL LONG-TERM DEBT AND OTHER LIABILITIES                 397,281         64,253            825             -        462,359

  Redeemable preferred stock                                     25,996              -              -             -         25,996
  Shareholders' equity (deficit)                               (113,517)       400,496         16,316      (416,812)      (113,517)
                                                             ----------     ----------     ----------    ----------     ----------
     TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
       AND SHAREHOLDERS'  EQUITY (DEFICIT)                   $  343,109     $  525,461     $   31,090    $ (416,812)    $  482,848
                                                             ==========     ==========     ==========    ==========     ==========

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2002
                                 (IN THOUSANDS)

                                                                                       NON-
                                                    PARENT          GUARANTOR       GUARANTOR
                                                    COMPANY       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 ------------     ------------     ------------     ------------     ------------
Revenues, net                                    $      2,150     $    159,626     $     27,396     $          -     $    189,172
Cost of revenues                                         (971)          70,228           16,360                -           85,617
                                                 ------------     ------------     ------------     ------------     ------------
        Gross profit                                    3,121           89,398           11,036                -          103,555

Marketing expenses                                          -           10,767            3,625                -           14,392
Selling, general and administrative expenses            1,954           10,091            2,711                -           14,756
                                                 ------------     ------------     ------------     ------------     ------------
        Operating income                                1,167           68,540            4,700                -           74,407

Interest expense (income), net                          8,611            2,164             (199)               -           10,576
Other expenses (income), net                            2,587              941               (2)               -            3,526
Equity in income of consolidated subsidiaries          39,911                -                -          (39,911)               -
Franchise commission income (loss)                     14,619          (13,558)          (1,061)               -                -
                                                 ------------     ------------     ------------     ------------     ------------
        Income before income taxes
           and minority interest                       44,499           51,877            3,840          (39,911)          60,305

Provision for income taxes                              7,667           14,350            1,447                -           23,464
                                                 ------------     ------------     ------------     ------------     ------------
        Income before minority interest                36,832           37,527            2,393          (39,911)          36,841

Minority interest                                           -                -                9                -                9
                                                 ------------     ------------     ------------     ------------     ------------
        Net income                               $     36,832     $     37,527     $      2,384     $    (39,911)    $     36,832
                                                 ============     ============     ============     ============     ============

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2001
                                 (IN THOUSANDS)

                                                                                       NON-
                                                    PARENT         GUARANTOR        GUARANTOR
                                                   COMPANY        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 ------------     ------------     ------------     ------------     ------------
Revenues, net                                    $        675     $    123,072     $     20,317     $          -     $    144,064
Cost of revenues                                          112           54,446           11,391                -           65,949
                                                 ------------     ------------     ------------     ------------     ------------
        Gross profit                                      563           68,626            8,926                -           78,115

Marketing expenses                                          -            9,064            1,850                -           10,914
Selling, general and administrative expenses            5,237           10,376            2,440                -           18,053
                                                 ------------     ------------     ------------     ------------     ------------
        Operating (loss) income                        (4,674)          49,186            4,636                -           49,148

Interest expense (income), net                         10,925            3,911             (193)               -           14,643
Other expenses, net                                     8,176               70                -                -            8,246
Equity in income of consolidated subsidiaries          26,212                -                -          (26,212)               -
Franchise commission income (loss)                     11,492          (10,395)          (1,097)               -                -
                                                 ------------     ------------     ------------     ------------     ------------
        Income before income taxes
           and minority interest                       13,929           34,810            3,732          (26,212)          26,259

(Benefit from) provision for income taxes              (2,189)          11,792              530                -           10,133
                                                 ------------     ------------     ------------     ------------     ------------
        Income before minority interest                16,118           23,018            3,202          (26,212)          16,126

Minority interest                                           -                -                8                -                8
                                                 ------------     ------------     ------------     ------------     ------------
        Net income                               $     16,118     $     23,018     $      3,194     $    (26,212)    $     16,118
                                                 ============     ============     ============     ============     ============

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002
                                 (IN THOUSANDS)

                                                                                       NON-
                                                    PARENT         GUARANTOR        GUARANTOR
                                                    COMPANY       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 ------------     ------------     ------------     ------------     ------------
Revenues, net                                    $      6,271     $    527,629     $     85,668     $          -     $    619,568
Cost of revenues                                         (852)         230,294           48,204                -          277,646
                                                 ------------     ------------     ------------     ------------     ------------
        Gross profit                                    7,123          297,335           37,464                -          341,922

Marketing expenses                                          -           48,814           12,038                -           60,852
Selling, general and administrative expenses            6,520           30,826            7,740                -           45,086
                                                 ------------     ------------     ------------     ------------     ------------
        Operating income                                  603          217,695           17,686                -          235,984

Interest expense (income), net                         25,345            7,065             (615)               -           31,795
Other expenses (income), net                           14,468            1,255              (22)               -           15,701
Equity in income of consolidated subsidiaries         123,744                -                -         (123,744)               -
Franchise commission income (loss)                     48,512          (44,051)          (4,461)                                -
                                                 ------------     ------------     ------------     ------------     ------------
        Income before income taxes
           and minority interest                      133,046          165,324           13,862         (123,744)         188,488

Provision for income taxes                             17,710           50,420            5,004                -           73,134
                                                 ------------     ------------     ------------     ------------     ------------
        Income before minority interest               115,336          114,904            8,858         (123,744)         115,354

Minority interest                                           -                -               18                -               18
                                                 ------------     ------------     ------------     ------------     ------------
        Net income                               $    115,336     $    114,904     $      8,840     $   (123,744)    $    115,336
                                                 ============     ============     ============     ============     ============

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001
                                 (IN THOUSANDS)

                                                                                       NON-
                                                    PARENT          GUARANTOR       GUARANTOR
                                                    COMPANY       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                 ------------     ------------     ------------     ------------     ------------
Revenues, net                                    $      3,505     $    400,426     $     74,409     $          -     $    478,340
Cost of revenues                                          675          174,329           40,089                -          215,093
                                                 ------------     ------------     ------------     ------------     ------------
        Gross profit                                    2,830          226,097           34,320                -          263,247

Marketing expenses                                          -           42,833            8,650                -           51,483
Selling, general and administrative expenses           15,705           33,835            7,335                -           56,875
                                                 ------------     ------------     ------------     ------------     ------------
        Operating (loss) income                       (12,875)         149,429           18,335                -          154,889

Interest expense (income), net                         29,844           12,720             (553)               -           42,011
Other expenses, net                                     8,555              217                4                -            8,776
Equity in income of consolidated subsidiaries          79,405                -                -          (79,405)               -
Franchise commission income (loss)                     37,828          (33,352)          (4,476)               -                -
                                                 ------------     ------------     ------------     ------------     ------------
        Income before income taxes
           and minority interest                       65,959          103,140           14,408          (79,405)         104,102

Provision for income taxes                                525           33,643            4,422                -           38,590
                                                 ------------     ------------     ------------     ------------     ------------
        Income before minority interest                65,434           69,497            9,986          (79,405)          65,512

Minority interest                                           -                -               78                -               78
                                                 ------------     ------------     ------------     ------------     ------------
        Net income                               $     65,434     $     69,497     $      9,908     $    (79,405)    $     65,434
                                                 ============     ============     ============     ============     ============

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002
                                 (IN THOUSANDS)

                                                                                        NON-
                                                     PARENT          GUARANTOR       GUARANTOR
                                                     COMPANY       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                  ------------     ------------     ------------     ------------     ------------
     Cash provided by operating activities        $    173,199     $    112,457     $      4,487     $   (123,744)    $    166,399
                                                  ------------     ------------     ------------     ------------     ------------

Investing activities:
     Capital expenditures                                 (378)          (2,481)            (566)               -           (3,425)
     Acquisitions                                            -          (68,148)               -                -          (68,148)
     Other items, net                                     (276)            (106)              27                -             (355)
                                                  ------------     ------------     ------------     ------------     ------------
     Cash used for investing activities                   (654)         (70,735)            (539)               -          (71,928)
                                                  ------------     ------------     ------------     ------------     ------------

Financing activities:
     Net decrease in short-term borrowings                (741)            (512)               -                -           (1,253)
     Parent company investment in subsidiaries        (112,425)               -                -          112,425                -
     Proceeds from borrowings                           58,500                -                -                -           58,500
     Payment of dividends                               (1,249)         (18,723)               -           18,723           (1,249)
     Payments on long-term debt                        (84,160)          (6,006)               -                -          (90,166)
     Redemption of redeemable preferred stock          (25,000)               -                -                -          (25,000)
     Proceeds from stock options exercised               1,392                -                -                -            1,392
     Cost of public equity offering                       (262)               -                                 -             (262)
                                                  ------------     ------------     ------------     ------------     ------------
     Cash used for financing activities               (163,945)         (25,241)               -          131,148          (58,038)
                                                  ------------     ------------     ------------     ------------     ------------

Effect of exchange rate changes on cash and
  cash equivalents                                       6,542            1,637            1,353           (7,404)           2,128
Net increase in cash and cash equivalents               15,142           18,118            5,301                -           38,561
Cash and cash equivalents, beginning of period           6,230            8,804            8,304                -           23,338
                                                  ------------     ------------     ------------     ------------     ------------
Cash and cash equivalents, end of period          $     21,372     $     26,922     $     13,605     $          -     $     61,899
                                                  ============     ============     ============     ============     ============

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
          SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2001
                                 (IN THOUSANDS)

                                                                                            NON-
                                                          PARENT         GUARANTOR       GUARANTOR
                                                          COMPANY      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                        -----------    ------------     ------------    ------------    ------------
     Cash provided by operating activities              $    67,521     $   124,702     $     7,416     $   (79,405)    $   120,234
                                                        -----------     -----------     -----------     -----------     -----------

Investing activities:
   Capital expenditures                                         (80)         (1,359)           (426)              -          (1,865)
   Advances to equity investment                             (9,044)              -               -               -          (9,044)
   Acquisitions                                                   -         (97,853)              -               -         (97,853)
   Other items, net                                            (576)         (1,240)            (80)              -          (1,896)
                                                        -----------     -----------     -----------     -----------     -----------
     Cash used for investing activities                      (9,700)       (100,452)           (506)              -        (110,658)
                                                        -----------     -----------     -----------     -----------     -----------

Financing activities:
   Net decrease in short-term borrowings                       (566)            (56)              -               -            (622)
   Parent company investment in subsidiaries                (54,796)              -               -          54,796               -
   Proceeds from borrowings                                  60,000               -               -               -          60,000
   Payment of dividends                                      (1,500)        (19,396)         (3,258)         22,654          (1,500)
   Payments on long-term debt                               (42,744)         (4,030)              -               -         (46,774)
   Net parent settlements                                         -               -             986            (986)              -
   Purchase of treasury stock                               (27,132)              -               -               -         (27,132)
   Proceeds from sale of common stock                           525               -               -               -             525
                                                        -----------     -----------     -----------     -----------     -----------
     Cash (used for) provided by financing activities       (66,213)        (23,482)         (2,272)         76,464         (15,503)
                                                        -----------     -----------     -----------     -----------     -----------

Effect of exchange rate changes on cash and cash
  equivalents                                                (2,850)           (437)           (324)          2,941            (670)
Net (decrease) increase in cash and cash equivalents        (11,242)            331           4,314               -          (6,597)
Cash and cash equivalents, beginning of year                 26,699          11,191           6,611               -          44,501
                                                        -----------     -----------     -----------     -----------     -----------
Cash and cash equivalents, end of period                $    15,457     $    11,522     $    10,925     $         -     $    37,904
                                                        ===========     ===========     ===========     ===========     ===========

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 that includes additional information about the Company, its results of operations, its financial position and its cash flows. Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company's results of operations, financial position, cash flows, financing plans and business strategies. The Company has used the words "may", "will", "expect", "anticipate", "believe", "estimate", "plan", "intend", and similar expressions in this Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q to identify forward-looking statements. The Company has based these forward-looking statements on the Company's current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Figures are rounded to the nearest one hundred thousand; percentage changes are based on rounded figures. Attendance percentage changes are based on rounded figures to the nearest thousand.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 28, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 29, 2001

     Net revenues were $189.2 million for the three months ended September 28, 2002, an increase of $45.1 million or 31.3%, from $144.1 million for the three months ended September 29, 2001. Of the $45.1 million increase in net revenues, $24.8 million was attributable to classroom meeting fees, $16.5 million to total Company product sales, $0.9 million to franchise royalties and $2.9 million to publications, licensing and other royalties. On a geographical basis, net revenues from classroom meeting fees and product sales were up 34.2% in North America and 23.7% internationally. The positive impact of foreign currency exchange rates on international net revenues was $5.1 million in the three months ended September 28, 2002, accounting for 10.2% of the 23.7% total international net revenue increase.

     Classroom meeting fees were $123.2 million for the three months ended September 28, 2002 as compared to $98.4 million for the three months ended September 29, 2001. North American Company Owned ("NACO") classroom meeting fees were $83.7 million for the three months ended September 28, 2002, an increase of $19.3 million or 30.0%, from $64.4 million for the three months ended September 29, 2001. The increase in NACO classroom meeting fees was the result of a 29.2% increase in member attendance. Excluding the impact of franchise acquisitions, NACO organic attendance growth was 20.4%. International Company-owned classroom meeting fees were $39.5 million for the three months ended September 28, 2002, an increase of $5.5 million or 16.2%, from $34.0 million for the three months ended September 29, 2001. The increase in international Company-owned classroom meeting fees was the result of a 5.9% increase in international member attendance, driven by a strong performance in Continental Europe and Australasian operations, and the result of positive exchange rate variances.

     Product sales were $53.8 million for the three months ended September 28, 2002, an increase of $16.5 million or 44.2%, from $37.3 million for the three months ended September 29, 2001. Product sales increased 46.6% to $32.1 million domestically and 40.3% to $21.6 million internationally as a result of increased attendance and the Company's strategy to focus product sales efforts worldwide on core classroom products. Average product sales per attendance increased in all regions.

     Franchise royalties were $6.4 million domestically and $1.3 million internationally for the three months ended September 28, 2002. In total, franchise royalties increased $0.9 million or 13.2%, from $6.8 million for the three months ended September 29, 2001. The 13.2% increase is net of a reduction in franchise royalties to the Company resulting from the acquisition by the Company of three franchises subsequent to September 29, 2001. At the franchise level, revenue growth was the direct result of increased member attendance in their operations.

     Revenues generated from publications, licensing and other royalties were $4.5 million for the three months ended September 28, 2002, an increase of $2.9 million or 181.3%, from $1.6 million for the three months ended September 29, 2001. This increase was primarily the result of royalty income from WeightWatchers.com, which began to pay royalties in the first quarter of 2002, and higher revenues from advertising arrangements.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Cost of revenues was $85.6 million for the three months ended September 28, 2002, an increase of $19.6 million or 29.7%, from $66.0 million for the three months ended September 29, 2001. Gross profit margin was 54.7% for the three months ended September 28, 2002, up from 54.2% for the three months ended September 29, 2001.

     Marketing expenses were $14.4 million for the three months ended September 28, 2002, an increase of $3.5 million or 32.1%, as compared to $10.9 million for the three months ended September 29, 2001. Marketing expenses increased primarily as a result of further efforts to drive and support continued enrollment growth of the business, including investments made to support the launch of a program innovation in Continental Europe. As a percentage of net revenues, marketing expenses remained relatively flat for the three months ended September 28, 2002 compared to the three months ended September 29, 2001.

     Selling, general and administrative expenses were $14.8 million for the three months ended September 28, 2002, a decrease of $3.3 million or 18.2%, from $18.1 million for the three months ended September 29, 2001. The decrease in selling, general and administrative expenses was primarily the result of $2.5 million of goodwill amortization recorded in the three months ended September 29, 2001. As a result of the adoption of SFAS Nos. 141 and 142, the Company no longer amortizes goodwill, but rather reviews goodwill annually for impairment. In addition, legal and other professional fees, which rose last year in conjunction with our becoming a public company, are lower this year.

     As a result of the above, operating income was $74.4 million for the three months ended September 28, 2002, an increase of $25.3 million or 51.5%, from $49.1 million for the three months ended September 29, 2001. The operating income margin rose to 39.3% for the three months ended September 28, 2002 from 34.1% for the three months ended September 29, 2001 partially as a result of lower selling, general and administrative expenses, as noted above.

     Other expenses, net were $3.5 million for the three months ended September 28, 2002 as compared to $8.2 million for the three months ended September 29, 2001. For the three months ended September 28, 2002, the Company recorded unrealized currency losses on its foreign currency denominated debt and other obligations net of hedges of $2.8 million as compared to $7.1 million of losses net of hedges, in the three months ended September 29, 2001.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 28, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 29, 2001

     Net revenues were $619.6 million for the nine months ended September 28, 2002, an increase of $141.3 million or 29.5%, from $478.3 million for the nine months ended September 29, 2001. Of the $141.3 million increase in net revenues, $80.5 million was attributable to classroom meeting fees, $52.3 million to total Company product sales, $3.3 million to franchise royalties and $5.2 million to publications, licensing and other royalties. On a geographical basis, meeting fees and product sales were up 40.7% in North America and 12.4% internationally, with 3.0% of the international increase resulting from currency fluctuations. The Company's business is seasonal, with revenues generally highest in the first half of the fiscal year.

     Classroom meeting fees were $399.0 million for the nine months ended September 28, 2002 as compared to $318.5 million for the nine months ended September 29, 2001. NACO classroom meeting fees were $272.2 million for the nine months ended September 28, 2002, an increase of $73.6 million or 37.1%, from $198.6 million for the nine months ended September 29, 2001. The increase in NACO classroom meeting fees was the result of a 34.1% increase in member attendance. Excluding the impact of three franchise acquisitions made during 2002, NACO organic attendance rose 24.6%.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     International Company-owned classroom meeting fees were $126.8 million for the nine months ended September 28, 2002, an increase of $6.9 million or 5.8%, from $119.9 million for the nine months ended September 29, 2001. On a year to date basis, the impact of foreign currency exchange rates was 2.9%. International member attendances increased 2.0% overall. Continental Europe and Other regions posted gains of 4.2% and 6.5%, respectively, while attendances in the United Kingdom were down slightly, 0.8%.

     Product sales were $182.3 million for the nine months ended September 28, 2002, an increase of $52.3 million or 40.2%, from $130.0 million for the nine months ended September 29, 2001. Product sales increased 50.2% to $112.2 million domestically and 26.5% to $70.1 million internationally, reflecting attendance growth in NACO as well as the Company's strategy to focus product sales efforts worldwide on core classroom products. Average product sales per attendance have increased in all regions.

     Franchise royalties were $21.3 million domestically and $4.4 million internationally for the nine months ended September 28, 2002. In total, franchise royalties increased $3.3 million or 14.7%, from $22.4 million for the nine months ended September 29, 2001, on the strength of increased member attendance and product sales partially offset by the loss of franchise royalties revenue from three franchises which were acquired by the Company subsequent to September 29, 2001.

     Revenues from publications, licensing and other royalties were $12.6 million for the nine months ended September 28, 2002, an increase of $5.2 million or 70.3%, from $7.4 million for the nine months ended September 29, 2001. This increase was in large part the result of licensing royalty income from WeightWatchers.com which began to pay royalties in the first quarter of 2002.

     Cost of revenues was $277.6 million for the nine months ended September 28, 2002, an increase of $62.5 million or 29.1%, from $215.1 million for the nine months ended September 29, 2001. Gross profit margin was 55.2% for the nine months ended September 28, 2002, slightly higher than the 55.0% level of the nine months ended September 29, 2001.

     Marketing expenses were $60.8 million for the nine months ended September 28, 2002, an increase of $9.3 million or 18.1%, as compared to $51.5 million for the nine months ended September 29, 2001. Marketing expenses increased to support the continuing growth of the business. As a percentage of net revenues, marketing expenses decreased from 10.8% for the nine months ended September 29, 2001 to 9.8% for the nine months ended September 28, 2002, as the Company continues to leverage its marketing efforts across the growing revenue base.

     Selling, general and administrative expenses were $45.1 million for the nine months ended September 28, 2002, a decrease of $11.7 million or 20.6%, from $56.8 million for the nine months ended September 29, 2001. The decrease in selling, general and administrative expenses was the result of two non-recurring items in the nine months ended September 29, 2001: a one-time charge of $6.1 million for the write-off of a receivable from a licensing agreement and $7.3 million of goodwill amortization, which is no longer required under SFAS Nos. 141 and 142. Excluding these items selling, general and administrative expenses, which were down as a percentage of revenues, rose 3.9% in absolute dollars as a result of normal increases for salaries and other expenses.

     As a result of the above, operating income was $236.0 million for the nine months ended September 28, 2002, an increase of $81.1 million or 52.4%, from $154.9 million for the nine months ended September 29, 2001. The operating income margin for the nine months ended September 28, 2002 was 38.1% as compared to 32.4% for the nine months ended September 29, 2001. Excluding the two non-recurring

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

selling, general and administrative items mentioned above, last year's operating income margin for the nine months was 35.2%.

     Other expenses, net were $15.7 million for the nine months ended September 28, 2002 as compared to $8.8 million for the nine months ended September 29, 2001. For the nine months ended September 28, 2002, the Company recorded unrealized currency losses on its foreign currency denominated debt and other obligations net of hedges of $12.8 million as compared to a $2.4 million gain in the nine months ended September 29, 2001, an unfavorable impact of $15.2 million. Reserves recorded against the loan to WeightWatchers.com in 2001 more than offset the impact of the unrealized currency gains.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 28, 2002, the Company's primary source of funds to meet working capital needs was cash from operations. Cash and cash equivalents increased $38.6 million during the nine month period ended September 28, 2002, to $61.9 million.

     Cash provided by operating activities of $166.4 million in the nine months ended September 28, 2002 was augmented during the first quarter of 2002 by borrowings under the Company's Revolving Credit Facility. These borrowings were fully repaid by the end of the second quarter. Funds were used primarily for investing and financing activities.

     Investing activities totaled $71.9 million in the nine months ended September 28, 2002 and were partially attributable to $46.5 million paid in connection with the acquisition of the Company's North Jersey franchise, acquired on January 18, 2002, and $3.4 million invested in capital expenditures. The North Jersey franchise acquisition was financed through borrowings under the Company's Revolving Credit Facility. Two other acquisitions made during the period were fully paid with $21.6 million of cash from operations. Capital spending during the period consisted primarily of leasehold improvements, furniture and equipment for meeting locations and information system expenditures.

     Cash used for financing activities totaled $58.0 million. Included were repayments of $66.1 million in principal on the Company's Credit Facility, including $20.0 million in addition to the scheduled payments of $46.1 million, the repurchase of one million shares of the Company's Series A Preferred Stock held by Heinz for $25.0 million on March 1, 2002 and the cumulative final payment of $1.2 million of dividends on the Company's Series A Preferred Stock.

     The Company's total debt was $452.1 million and $474.0 million at September 28, 2002 and December 29, 2001, respectively. As of September 28, 2002, the Company had approximately $45.0 million of additional borrowing capacity available under the Company's Revolving Credit Facility.

     The Company's debt consists of both fixed and variable-rate instruments. At September 28, 2002, fixed-rate debt constituted approximately 55% of the Company's total debt.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following schedule sets forth the Company's long-term debt obligations as of September 28, 2002.

                                 LONG-TERM DEBT
                            AS OF SEPTEMBER 28, 2002
                        (in millions, except percentages)

                                            BALANCE     INTEREST RATE
                                          ----------    -------------
EURO 100.0 million 13% Senior
  Subordinated Notes Due 2009             $     98.1       13.00%
US $150.0 million 13% Senior
   Subordinated Notes Due 2009                 150.0       13.00%
Term A Loan due 2005                            48.1        3.72%
Term B Loan due 2007                            97.9        4.31%
Transferable Loan Certificate due 2007          58.0        4.36%
Revolving Credit Facility                          -           -
                                          ----------
     Total Debt                                452.1
              Less Current Portion             (14.7)
                                          ----------
         Total Long-Term Debt             $    437.4
                                          ==========

     The Term Loan A facility, the Term Loan B facility, the TLC facility and the Revolving Credit Facility bear interest at a rate equal to (a) in the case of the Term Loan A facility and the Revolving Credit Facility, LIBOR plus 1.75% or, at the Company's option, the alternate base rate (as defined in the Credit Facility) plus 0.75%, (b) in the case of the Term Loan B facility and the TLC facility, LIBOR plus 2.50% or, at the Company's option, the alternate base rate plus 1.50%. In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the Revolving Credit Facility with respect to the unused commitments at a rate equal to 0.50% per year.

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

     The Company's credit ratings by Moody's at September 28, 2002 for the Credit Facility and the Notes were "Ba1" and "Ba3", respectively. The Company's credit ratings by Standard & Poor's at September 28, 2002 for the Credit Facility and the Notes were "BB - " and "B", respectively.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following schedule sets forth the Company's year by year long-term debt obligations as of September 28, 2002.

                           LONG-TERM DEBT OBLIGATIONS
                           (INCLUDING CURRENT PORTION)
                            AS OF SEPTEMBER 28, 2002
                                  (in millions)
     PAYMENTS DUE BY FISCAL YEAR

            Remainder of Year 2002        $     3.7
            2003                               18.3
            2004                               16.1
            2005                               15.5
            2006                                1.6
            Thereafter                        396.9
                                          ---------
                 Total                    $   452.1
                                          =========

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

     Any future acquisitions, joint ventures or other similar transactions could require additional capital and the Company cannot be certain that any additional capital will be available on acceptable terms or at all. The Company's ability to fund the Company's capital expenditure requirements, interest and principal payment obligations, and working capital requirements as well as its ability to comply with all of the financial covenants under the Company's debt agreements depends on the Company's future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RELATED PARTY TRANSACTIONS

     For a discussion of related party transactions affecting the Company, see "Item 13. Certain Relationships and Related Transactions" beginning on page 32 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. Other than during the normal course of business and as set forth below, the related party transactions affecting the Company have not changed since December 29, 2001. Nellson Nutraceutical, a subsidiary of Artal Luxembourg, S.A. and a supplier of Weight Watchers International, was sold by Artal Luxembourg, S.A. on October 4, 2002. See Note 8 to the unaudited consolidated financial statements contained herein for further discussion.

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

ACCOUNTING STANDARDS

     In June 2001, FASB issued Statement of Financial Accounting Standards, or SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the mandatory use of the purchase method of accounting for business combinations, elimination of indefinite life goodwill amortization, a revised framework for testing goodwill, impairment at a "reporting unit" level and new criteria for the identification and potential amortization of other intangible assets. The Company adopted SFAS No. 142 on December 30, 2001. See Note 3 to the unaudited consolidated financial statements contained herein for further discussion.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of AICPA Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on December 30, 2001 and will adopt SFAS No. 143 on December 29, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations, the financial position or cash flows nor does the Company expect the adoption of SFAS No. 143 to have any such material impact.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for the Company beginning December 29, 2002. The Company does not expect the

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

adoption of SFAS No. 145 to have a material impact on its results of operations, financial position or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred and also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

     Based on the overall interest rate exposure on the Company's fixed rate borrowings at September 28, 2002, a 10% change in market interest rates would have less than a 5% impact on the fair value of the Company's long-term debt. Based on variable rate debt levels at September 28, 2002, a 10% change in market interest rates would have less than a 5% impact on the Company's net interest expense.

     The Company uses foreign currency forward contracts to more properly align the underlying sources of cash flow with the Company's debt servicing requirements. At September 28, 2002, the Company had long-term foreign currency forward contracts receivables with notional amounts of $44.0 million and Euro
76.0 million, offset by foreign currency forward contracts payables with notional amounts of L59.2 million and $21.9 million.

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

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                         ITEM 4. CONTROLS AND PROCEDURES

     Based on their evaluation, as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended September 28, 2002.

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 2002   By:  /s/ LINDA HUETT
                           -----------------------------------------------
                           Linda Huett
                           President, Chief Executive Officer and Director
                           (Principal Executive Officer)


Date:  November 12, 2002   By:  /s/ ANN M. SARDINI
                           -----------------------------------------------
                           Ann M. Sardini
                           Vice President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

                                 CERTIFICATIONS

I, Linda Huett, President and Chief Executive Officer of Weight Watchers International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Weight Watchers International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002    Signature: /s/ Linda Huett
                                      -------------------------------
                                      Linda Huett
                                      President and Chief Executive Officer

              WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

I, Ann M. Sardini, Vice President and Chief Financial Officer of Weight Watchers International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Weight Watchers International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002    Signature: /s/ Ann M. Sardini
                                      -------------------------------
                                      Ann M. Sardini
                                      Vice President and Chief Financial Officer