Form 10-K
period 2002-12-28
WEIGHT WATCHERS INTERNATIONAL INC
filed 2003-03-28
CIK 105319

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2002.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File no 000-03389

Weight Watchers International, Inc.
(Exact name of Registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	11-6040273 (I.R.S. Employer Identification No.)

175 Crossways Park West, Woodbury, New York 11797-2055
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:    (516) 390-1400

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:
 None
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value, as determined by the last sale price of $43.44 on the New York Stock Exchange, of the voting stock held by non-affiliates (shareholders holding less than 5% of the outstanding Common Stock, excluding directors and officers), as of June 28, 2002 was $1,053,539,286.

        The number of shares outstanding of common stock as of January 31, 2003 was 106,391,577.

Documents incorporated by reference: None

PART I

Item 1. Business

        We are a leading global branded consumer company and the leading provider of weight-loss services, operating in 30 countries around the world. Our programs help people lose weight and maintain their weight loss and, as a result, improve their health, enhance their lifestyles and build self-confidence. At the core of our business are weekly meetings, which promote weight loss through education and group support in conjunction with a flexible, healthy diet. Each week, over 1.5 million people attend approximately 44,000 Weight Watchers meetings around the world, which are run by over 15,400 classroom leaders. Our classroom leaders teach, inspire, motivate and act as role models for our members.

        We conduct our business through a combination of company-owned and franchise operations, with company-owned operations accounting for approximately 67% of total worldwide attendance in 2002. In the 1960's, we pursued an aggressive franchising strategy with respect to our classroom operations to rapidly grow our geographic presence and build market share. We believe that our early franchising strategy was very effective in establishing our brand as the world's leading weight-loss program.

        We have experienced strong growth in sales and profits over the last six years since we made the strategic decision to re-focus our meetings exclusively on our group education approach. We discontinued the in-meeting sale of pre-packaged frozen meals added in 1990 in North American company-owned, or NACO, operations, by our previous owner, H.J. Heinz Company, or Heinz. We also modernized our program to adapt it to contemporary lifestyles. Through these initiatives, combined with our strengthened management and strategic focus since our acquisition by Artal Luxembourg, we have grown our attendance.

        Our members typically enroll to attend consecutive weekly meetings and have historically demonstrated a consistent re-enrollment pattern across many years. We believe that our members' repeat enrollment and attendance patterns and our large existing member base together with our growth in first-time members represent strong potential for future growth. We also believe that we can expand our customer base by developing new products and services designed to meet the needs of a broader audience.

Our Billion Dollar Brand

        Weight Watchers is the leading global weight-loss brand with retail sales of $2.0 billion in 2002, including sales by licensees and franchisees. Currently, over 97% of U.S. women recognize the Weight Watchers brand.

        We have built our business and brand on the following core principles:

Effective Healthy Supportive Flexible Balanced	Clinically proven Medically recommended Helping members help each other Compatible with modern lifestyles Not just a diet, an approach to life

Weight Watchers Meetings

        We present our program in a series of weekly classes of approximately one hour in duration. Classes are conveniently scheduled throughout the day. Typically, we hold classes in either meeting rooms rented from civic or religious organizations or in leased locations.

        In our classes, our leaders present our program, which combines group support and education with a structured approach to food, activity and lifestyle modification developed by credentialed weight-loss experts. Our more than 15,400 classroom leaders run our meetings and educate members on the Weight Watchers method of successful and sustained weight loss. Our leaders also provide inspiration and motivation for our members and are examples of our program's effectiveness because they have lost weight and maintained their weight loss on our program.

        Classes typically begin with registration and a confidential weigh-in to track each member's progress. Leaders are trained to engage the members at the weigh-in to talk about their weight control efforts during the previous week and to provide encouragement and advice. Part of the class is educational, where the leader uses personal anecdotes, games or open questions to demonstrate some of our core weight-loss strategies, such as self-belief and discipline. For the remainder of the class, the leader focuses on a variety of topics pre-selected by us, such as seasonal weight-loss topics, achievements people have made in the prior week and celebrating and applauding successes. Members who have reached their weight goal are singled out for their accomplishment. Discussions can range from dealing with a holiday office party to making time to exercise. The leader encourages substantial class participation and discusses supporting products and materials as appropriate. At the end of the class, new members are given special instruction in our current weight loss plan.

        Our leaders help set a member's weight goal within a healthy range based on body mass index. When members reach their weight goal and maintain it for six weeks, they achieve lifetime member status. This gives them the privilege to attend our meetings free of charge as long as they maintain their weight within a certain range. Successful members also become eligible to apply for positions as classroom leaders. Field management and current leaders constantly identify new leaders from members with strong interpersonal skills, personality and communication skills. Leaders are usually paid on a commission basis.

        Our On Site meetings (formerly At Work) program addresses the weight-loss needs of working people by holding classes at their place of employment. In many cases, employers subsidize employee participation and typically provide meeting space without charge.

Our Approach

        Our approach has always been based on four core elements:

  •
  Group support
  •
  Behavior modification
  •
  Healthful eating
  •
  Exercise

Group Support

        The group support system remains the cornerstone of our classes. Members provide each other support by sharing their experiences, their encouragement and empathy with other people enduring similar weight-loss challenges. This group support provides the reassurance that no one must overcome their weight-loss challenges alone. Group support assists members in dealing with issues such as emotional-eating and finding time to exercise. We facilitate this support through interactive meetings that encourage learning through group activities and discussions.

Behavior Modification

        Behavior modification and education on eating habits have also always been key elements of our program. We use motivation, education and support to help members manage their weight and to change their habits. Discussions on topics such as staying motivated, how to avoid overeating and managing stress offer members valuable insight on how to stay on our program while dealing with the realities of everyday life. Our U.S. members also currently learn "Tools for Living," a set of ten techniques to assist in handling the barriers to long-term weight loss. Our international members learn similar principles and receive similar publications.

Healthful Eating

        Our food plans allow our members to eat regular meals instead of pre-packaged meals. By giving members the freedom to choose what to eat, our plans are flexible and adjustable to modern lifestyles. In order to keep sound nutrition at the forefront of weight-loss science, our food plans are designed in consultation with doctors and other scientific advisors. We continually strive to improve our methods by periodically testing and introducing new features.

        Our current food plans are based on the POINTS system, which assigns each food a POINTS value based on its nutritional content. Members are given a daily POINTS range to use on whatever combination of food they prefer so long as the total does not exceed the goal. While no food is forbidden, our POINTS-based plans encourage members to eat a wide variety of foods in amounts that promote healthy weight loss. The POINTS plans help members choose foods that are low in fat, high in complex carbohydrates and moderate in protein. We customize our plans from country to country in order to suit local tastes and nutritional concerns, as well as package labeling differences between countries. Our plans allow members to carry-back or carry-forward unused POINTS and thus gives members the flexibility to participate in special occasions and special meals. Our current United States plan is branded Winning Points, our current United Kingdom plan is branded Time to Eat, and our current plan in Continental Europe is branded Points Plus. We typically launch an innovation in a region's plan every two years. These innovations are staggered so they do not occur at the same time.

Exercise

        Exercise is an important component of weight loss and our overall program to lose weight. Our classroom leaders emphasize the importance of exercise to weight loss and in leading a healthy, balanced lifestyle. In addition, our program promotes exercise by allowing members additional POINTS as part of their menu planning based on the type and amount of exercise in which they engage. Our United States members currently receive "Get Moving," which is designed to promote exercise and activity outside of the classroom. This exercise guide is consistent with the recommendations for physical activity outlined by both the Centers for Disease Control and Prevention and the American College of Sports Medicine. International members receive similar information.

Additional Delivery Methods

        We have developed additional delivery methods for people who, either through circumstance or personal preference, do not attend our classes. For example, we have developed program cookbooks and an At Home self-help product that provide information on our plans and guidance on weight loss, as well as CD-ROM versions of our food plans for the United Kingdom, Continental Europe and Australia.

        In the United States during 2001, our affiliate and licensee, WeightWatchers.com, launched two online paid subscription products, Weight Watchers eTools and Weight Watchers Online. Weight Watchers eTools is designed to supplement and strengthen the Weight Watchers classroom business. Weight Watchers eTools is a suite of electronic tools available only to Weight Watchers members, designed to help them achieve greater success by making it even easier to follow Winning Points and by reinforcing our weight-loss approach between meetings. Weight Watchers Online offers information on Winning Points, POINTS values, content on various weight-loss subjects, professionally-developed low-POINTS recipes and weekly meal plans for different POINTS ranges. In addition, Weight Watchers Online provides an online journal, an online POINTS calculator, a recipe POINTS calculator, a weight tracker and progress charts and targeted messages to help subscribers achieve their weight-loss goals. This product targets self-help dieters.

Product Sales

        We sell a range of proprietary products, including snack bars, books, CD-ROMS and POINTS calculators that are consistent with our brand image. We sell our products primarily through our classroom operations and to our franchisees. In fiscal 2002, sales of our proprietary products represented 29% of our revenues, up from 11% in fiscal 1997. We have grown our product sales per attendance by focusing on a core group of products that complement the Weight Watchers program. We intend to continue to optimize our product offerings by updating existing products and selectively introducing new products.

Company-Owned Operations

        Our North American operations consist of approximately 3,600 meeting locations that generated $350.7 million in meeting fee revenue for the fiscal year ended December 28, 2002. North America attendance was 30.8 million for the fiscal year ended December 28, 2002.

        International operations consist of approximately 8,400 meeting locations outside the United States that generated $170.0 million in meeting fee revenue for the fiscal year ended December 28, 2002. International attendance was 24.5 million for the fiscal year ended December 28, 2002.

Franchise Operations

        We have enjoyed a mutually beneficial relationship with our franchisees over many years. In our early years, we used an aggressive franchising strategy to quickly establish a meeting infrastructure throughout the world to pre-empt competition. Our franchised operations represented approximately 33% of our total worldwide attendance for fiscal 2002. We estimate that, in fiscal 2002, these franchised operations attracted attendance of over 27 million. Franchisees typically pay us a fee equal to 10% of their meeting fee revenues.

        Our franchisees are responsible for operating classes in their territory using the program and marketing materials we have developed. We provide a central support system for the program and our brand. Franchisees purchase products from us at wholesale prices for resale directly to members. Franchisees are obligated to adhere strictly to our program content guidelines, with the freedom to control pricing, meeting locations, operational structure and local promotions. Franchisees provide local operational expertise, advertising and public relations. Franchisees are required to keep accurate records that we audit on a periodic basis. Most franchise agreements are perpetual and can be terminated only upon a material breach or bankruptcy of the franchisee.

        We do not intend to award new franchise territories. From time to time we repurchase franchise territories.

Licensing

        As a highly recognized global brand, Weight Watchers is a powerful marketing tool for us and for third parties. We currently license our Weight Watchers brand in certain categories of food, books and other products. We believe that opportunities exist to further capitalize on the strength of our brand and the loyalty of our members by more aggressively licensing our brand while maintaining its integrity.

Food and Beverage Trademarks

        At the time of our acquisition by Artal Luxembourg, we and Heinz formed WW Foods, LLC, or WW Foods, a 50-50 joint venture, under which we maintain and preserve the Weight Watchers trademarks covering food and beverages. WW Foods granted an exclusive, worldwide, royalty-free, perpetual license to Heinz to use the food and beverage trademarks for use on food products in its core categories (including frozen dinners, frozen breakfasts, frozen desserts (excluding ice cream), frozen pizza and pizza snacks, frozen potatoes, frozen rice products, ketchup, tomato sauce, gravy, canned tuna or salmon products, soup, noodles (excluding pasta), and canned beans and pasta products), and for use only in Australia and New Zealand in certain additional food product categories (including mayonnaise, frozen vegetables, canned fruits and canned vegetables). The food and beverage related trademarks may be used by Heinz only on Heinz licensed products that have been specially formulated to be compatible with our dietary principles. We have been granted a similar license by WW Foods on all other food and beverage products.

        There are certain food and beverage trademarks covering the Heinz core categories which, because of local laws, could not be effectively transferred to WW Foods. These include trademarks registered in multiple trademark classes, and certain other trademarks. We maintain legal ownership in these trademarks and hold them in custody for the benefit of WW Foods. Heinz retains in its core categories (as described in the paragraph above) an exclusive royalty-free license to use these food and beverage trademarks that we hold in custody for WW Foods. We have undertaken to contribute any of these custodial trademarks (or any portion covering food and beverage products) to WW Foods if WW Foods determines that the transfer may be achieved under local law. Heinz pays us an annual fee of $1.2 million until September 2004 in exchange for our serving as the custodian of the food and beverage trademarks held for the benefit of WW Foods.

Other Marks

        We maintain exclusive ownership of all service marks and trademarks other than food and beverage trademarks and, except for the rights granted to WW Foods and to Heinz, we have the exclusive right to use all these marks for any purpose, including their use as trademarks for all products other than food and beverage products.

Program Standards, Program Information and Related Trademarks

        We have exclusive control of the dietary principles to be followed in any eating or lifestyle regimen to facilitate weight loss or weight control employed by the classroom business such as Winning Points. We also maintain exclusive ownership of all program information, consisting of information and know-how relating to any weight-loss program, terminology and trademarks or service marks used to identify the programs or terminology. We granted an exclusive, worldwide, royalty-free license to WW Foods, for sublicense to Heinz, in its core categories as described above, to use the terminology and the related trademarks and service marks, and we provided WW Foods (and through it, Heinz) with access to and a right to use this information as may be reasonably necessary to develop, manufacture or market food and beverage products in accordance with our dietary principles. Heinz granted a worldwide, royalty-free license to WW Foods to use improvements that Heinz may develop in the course of its use of our dietary principles or weight-loss program, which WW Foods sublicensed in turn to us.

Third Party Licenses

        During the period that Heinz owned our company, it developed a number of food product lines under the Weight Watchers brand, with hundreds of millions of dollars of retail sales, mostly in the United States and in the United Kingdom. Heinz, however, did not actively license the Weight Watchers brand to other food companies. For the period from our acquisition by Artal Luxembourg until September 29, 2004, we have assigned to Heinz all licenses that we had previously granted to third parties, and Heinz has retained all existing sublicenses granted by it to third parties for various food products outside of Heinz' core categories. Heinz still continues to receive royalty payments of over $4 million per year from this existing portfolio of third-party licenses. Since May 3, 2001, we have been managing these third party licenses on behalf of Heinz for a fee equal to 5% of the royalties from these licenses. After September 29, 2004, these licenses will revert to us, although we have the right to acquire them sooner, and the associated royalty payments will be payable to us in their entirety.

        We have begun developing new licensing opportunities for our product categories with a number of companies, including Heinz, and have hired a general manager to focus exclusively on this area.

WeightWatchers.com License

        We granted an exclusive license to WeightWatchers.com to use our trademarks, copyrights and domain names in electronic media in connection with its online weight-loss business. The license agreement provides us with control over the use of our intellectual property. In particular we have the right to approve WeightWatchers.com's e-commerce activities, strategies and operational plans, marketing programs, privacy policy and materials publicly displayed on the Internet. See "WeightWatchers.com Intellectual Property License" in Item 13.

        We own 19.9% of WeightWatchers.com, or approximately 38% on a fully diluted basis (including the exercise of all options and all warrants). In January 2002, we began receiving royalties of 10% of WeightWatchers.com's net revenues and during 2002, we received $4.2 million in royalties from WeightWatchers.com.

Marketing and Promotion

Member Referrals

        An important source of new members is through word-of-mouth generated by our current and former members. Over our 40-year operating history, we have created a powerful referral network of loyal members. These referrals, combined with our strong brand and the effectiveness of our program, enable us to efficiently attract new and returning members.

Media Advertising

        Our advertising enhances our brand image and awareness and motivates both former members and potential new members to join our program. Our advertising schedule supports the three key enrollment-generating diet seasons of the year: winter, spring and fall. We allocate our media advertising on a market-by-market basis, as well as by media vehicle (television, radio, magazines and newspapers), taking into account the target market and the effectiveness of the medium.

Direct Mail

        Direct mail is a critical element of our marketing because it targets potential returning members. We maintain databases of current and former members in each country in which we operate, which we use to focus our direct mailings. During fiscal 2002 our NACO operations sent over 16 million pieces of direct mail. Most of these mailings are timed to coincide with the start of the diet seasons and are intended to encourage former members to re-enroll.

Pricing Structure and Promotions

        Our most popular payment structure is a "pay-as-you-go" arrangement. Typically, a new member pays an initial registration fee and then a weekly fee for each class attended, although free registration is often offered as a promotion. Our Liberty/Loyalty payment plan in the United States provides members with the option of committing to consecutive weekly attendance with a lower weekly fee with penalties for missed classes or paying a higher weekly fee without the missed meeting penalties. We also offer discounted prepayment plans.

Public Relations and Celebrity Endorsements

        The focus of our public relations efforts is through our current and former members who have successfully lost weight on our program. Classroom leaders and successful members engage in local promotions, information presentations and charity events to promote Weight Watchers and demonstrate the program's efficacy.

        For many years we have also used celebrities to promote and endorse the program. Since 1997, we have retained Sarah Ferguson, the Duchess of York, to promote and endorse our program in North

America. Prior to the Duchess, we used Kathleen Sullivan and Lynn Redgrave as our North American celebrity spokespersons. We also use local celebrities to promote our program in other countries.

Weight Watchers Magazine

        Weight Watchers Magazine is an important branded marketing channel that is experiencing strong growth. We re-acquired the rights to publish the magazine in February 2000. Since its U.S. re-launch in March 2000, circulation has grown from zero to over 800,000 in December 2002 and to over one million for the January/February 2003 issue. Our most recent information from MediaMark, an industry tracking service, shows a readership of 8.8 readers per copy, one of the highest in the industry. In addition to generating revenues from subscription sales and advertising, Weight Watchers Magazine reinforces the value of our brand and serves as an important marketing tool to non-members. We also have Weight Watchers magazines in all of our other major markets.

WeightWatchers.com

        Our affiliate and licensee, WeightWatchers.com, operates the Weight Watchers website, which is an important global promotional channel for our brand and businesses. The website contributes value to our classroom business by promoting our brand, advertising Weight Watchers classes and keeping members involved with the program outside the classroom through useful offerings, such as a meeting locator, low calorie recipes, weight-loss news articles, success stories and on-line forums. During fiscal 2002, approximately 105,000 unique visitors per week on average used our Meeting Finder feature. This is an increase of 75% over the previous year. The Meeting Finder makes it easier than ever for our members to find a meeting place and time that is convenient for them. WeightWatchers.com now attracts over 1.8 million unique visitors per month on average, an increase of over 150% from the same period a year ago.

        In the United States during 2001, WeightWatchers.com launched two online paid subscription products, Weight Watchers eTools and Weight Watchers Online. Weight Watchers eTools is designed to supplement and strengthen the Weight Watchers classroom business. Weight Watchers eTools is a suite of electronic tools available only to Weight Watchers members, designed to help them achieve greater success by making it even easier to follow Winning Points and by reinforcing our weight-loss approach between meetings. Weight Watchers Online is a self-help product based on our current plan designed to attract consumers who cannot or choose not to attend Weight Watchers meetings. We believe that Weight Watchers Online will increase the popularity of our brand among dieters and strengthen our brand in the entire weight-loss market.

        During July 2002 and September 2002, WeightWatchers.com launched an upgrade to the United Kingdom and Canadian web sites respectively, including the offering of two online paid subscription products. These products have similar functionality to the existing United States products, but are tailored specifically to the United Kingdom and Canadian markets.

Entrepreneurial Management

        We run our company in a decentralized and entrepreneurial manner that allows us to develop and test new ideas on a local basis and then implement the most successful ideas across our network. We believe local country and regional managers are best able to develop new strategies and programs to meet the needs of their markets. For example, local managers in the United Kingdom were responsible for developing our POINTS-based program. Local managers have also developed many of our customized pricing strategies such as the Liberty/Loyalty plan, which started in France. In addition, many of our classroom products have been developed locally and then been introduced successfully in other countries. Local managers have strong incentives to adopt and implement the best practices of other regions and to continue to develop innovative new programs.

Competition

        The weight-loss market includes commercial weight-loss programs, self-help weight-loss products, Internet-based weight-loss products, dietary supplements and meal replacement products, weight-loss services administered by doctors, nutritionists and dieticians, surgical procedures and weight-loss drugs.

        Competition among commercial weight-loss programs is largely based on program recognition and reputation and the effectiveness, safety and price of the program. In the United States, we compete with several other companies in the commercial weight-loss industry, although we believe that the businesses are not comparable. For example, many of these competitors' businesses are based on the sale of pre-packaged meals and meal replacements. Our classes use group support, education and behavior modification to help members change their eating habits, in conjunction with a flexible diet that allows our members the freedom to choose what they eat. There are no significant group education-based competitors in any of our major markets, except in the United Kingdom. Even there, we have an approximately 50% market share and approximately twice the revenues of our largest competitor, Slimming World.

        We believe that food manufacturers that produce meal replacement products are not comparable competition because these businesses' meal replacement products do not engender behavior modification through education in conjunction with a flexible, healthy diet.

History

Early Development

        In 1961, Jean Nidetch, the founder of our company, attended a New York City obesity clinic and took what she learned from her personal experience at the obesity clinic and began weight-loss meetings with a group of her overweight friends in the basement of a New York apartment building. Under Ms. Nidetch's leadership, the group members supported each other in their weight-loss efforts, and word of the group's success quickly spread. Ms. Nidetch and Al and Felice Lippert, who all successfully lost weight through these efforts, formally launched Weight Watchers in 1963.

Heinz Ownership

        Recognizing the power of the Weight Watchers brand, Heinz acquired us in 1978 in large part to acquire the rights to our name for its food business. Through the 1980s, we operated autonomously under Heinz, maintaining our group education focus, and our business continued to grow.

        In 1990, Heinz altered our successful model by introducing the sale of pre-packaged frozen meals through our NACO operations in response to the initial success then experienced by some of our competitors who focused on meal replacements. These changes forced our classroom leaders to become food sales people and retail managers for food products, detracting from their function as role models and motivators for our members. This caused a significant drop in customer satisfaction and employee morale, and attendance in our NACO operations declined.

        In 1995, we shifted to a more decentralized management approach, allowing the management of our international operations to develop local business strategies and program innovations. This approach was successful and by 1996 our international growth began to accelerate. Beginning in 1997, we restructured our NACO operations by eliminating the pre-packaged frozen meals program from our classroom operations, improving customer service, restoring employee morale and introducing a POINTS-based program which had been successfully introduced in the United Kingdom. Following this return to our core program approach in the United States, we moved from a fixed cost structure back to a variable cost structure and have grown attendance in our NACO operations, excluding the impact of our acquisitions, at a compound annual rate of 18.9% from fiscal 1997 to fiscal 2002.

Artal Ownership

        In September 1999, Artal Luxembourg acquired us from Heinz. Following the acquisition, our senior management team was reorganized, key employees invested approximately $4 million in our company and a new performance-based stock option plan was put in place. The Invus Group, Ltd. is the exclusive investment advisor of Artal Luxembourg and has extensive experience with branded consumer businesses, including the turnaround of the Keebler Foods Company.

Regulation

        A number of laws and regulations govern our advertising, franchise operations and relations with consumers. The Federal Trade Commission, or FTC, and certain states regulate advertising, disclosures to consumers and franchisees and other consumer matters. Our customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices and these agencies may take action on their own initiative or on a referral from consumers or others.

        During the mid-1990s, the FTC filed complaints against a number of commercial weight-loss providers alleging violations of the Federal Trade Commission Act by the use and content of advertisements for weight-loss programs that featured testimonials, claims for program success and safety and statements as to program costs to participants. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order requires us to comply with certain procedures and disclosures in connection with our advertisements of products and services but does not contain any admission of guilt nor require us to pay any civil penalties or damages.

        Our overseas operations and franchises are also generally subject to regulations of the applicable country regarding the offer and sale of franchises, the content of advertising and the promotion of diet products and programs. Future legislation or regulations, including legislation or regulations affecting our marketing and advertising practices, relations with consumers or franchisees, or our food products, could have an adverse impact on us.

Employees and Service Providers

        As of December 28, 2002, we had over 38,000 employees and service providers located in the United States, the United Kingdom, Continental Europe, Australia and New Zealand. None of our service providers or employees is represented by a labor union. We consider our employee relations to be satisfactory.

Corporate Information

        Corporate information, press releases and our periodic reports (e.g. 10-K's, 10-Q's, 8-K's) are available free of charge at www.WeightWatchersInternational.com as soon as reasonably practical after such material is electronically filed with or furnished to the SEC (i.e., generally the same day as the filing). Moreover, we also make available free of charge at that site the Section 16 reports filed electronically by our officers and directors. Usually these are publicly accessible no later than the business day following the filing.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        Except for historical information contained herein, this Annual Report on Form 10-K, includes "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, in particular, the statements about our plans, strategies and prospects under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". We have used the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this Annual Report on Form 10-K and the documents incorporated by reference to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

  •
  competition, including price competition and competition with self-help, pharmaceutical, surgical, dietary supplements and meal replacement products, and other weight-loss programs and products;

  •
  risks associated with the relative success of our marketing and advertising;

  •
  risks associated with the continued attractiveness of our programs;

  •
  risks associated with our ability to meet our obligations related to our outstanding indebtedness;

  •
  risks associated with general economic conditions; and

  •
  legislation or regulations, more aggressive enforcement of existing legislation or regulations or a change in the interpretation of existing legislation or regulations.

        You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," could cause our results to differ materially from those expressed or suggested in any forward-looking statements. Except as required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that occur after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

Item 2. Properties

        We are headquartered in Woodbury, New York in a leased office which expires in 2005. Weight Watchers Magazine is headquartered in New York, New York in a leased office which expires in 2005. In addition, each of our four NACO regions has a small regional office pursuant to a short term lease. Our Paramus, New Jersey lease expires in 2007. Our operations in each country also have one head office. We also guarantee the rental commitments for part of WeightWatchers.com's office facility.

        We typically hold our classes in third-party locations (typically meeting rooms in well-located civic or religious organizations) or space leased in retail centers (typically leased spaces in strip malls for short terms, generally less than five years). As of December 28, 2002, there were approximately 3,600 North America meeting locations, including approximately 3,000 third-party locations and 600 retail centers. In the United Kingdom, there were approximately 4,100 meeting locations, with approximately 99.8% in third-party locations. In Continental Europe, there were approximately 3,300 meeting locations, with approximately 97% in third-party locations. In Australia and New Zealand, there were approximately 1,000 meeting locations, with approximately 97% in third-party locations.

Item 3. Legal Proceedings

        We are not a party to any material pending legal proceedings. We are involved with legal proceedings incidental to our business such as operational and contractual relations with our franchisees. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the last quarter of the year ended December 28, 2002.

PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

        Weight Watchers common stock is listed on the New York Stock Exchange (the "NYSE"). The common stock was first traded on the NYSE on November 15, 2001 under the symbol "WTW", concurrent with the underwritten initial public offering of 17,400,000 shares of our common stock at an initial price to the public of $24.00 per share. The underwriters exercised their option to purchase 2,610,000 additional shares of our common stock to cover over-allotments. We did not receive any of the proceeds from the sale of shares of our common stock pursuant to this initial public offering. Prior to this offering, there was no established public trading market for our common stock.

        On September 23, 2002, Artal Luxembourg completed a secondary offering of 15,000,000 shares of common stock at a price of $42.00 per share. The underwriters exercised their option to purchase 2,250,000 additional shares of our common stock to cover over-allotments. We did not receive any of the proceeds from the sale of shares of our common stock pursuant to this secondary offering.

        The following table sets forth, for the period indicated, the high and low sales prices per share for our common stock as reported on the New York Stock Exchange consolidated tape (NYSE ticker symbol: "WTW").

Fiscal Year ended December 29, 2001	High	Low
Fourth Quarter	$36.01	$28.25
Fiscal Year ended December 28, 2002	High	Low
First Quarter	$39.35	$31.35
Second Quarter	$44.55	$35.80
Third Quarter	$48.67	$35.10
Fourth Quarter	$50.39	$42.24

Holders

        The approximate number of holders of record of common stock as of January 31, 2003 was 116. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

        No cash dividends were declared or paid on our common stock in 2002. We currently intend to retain all available funds for use in our business, and do not anticipate paying cash dividends in the foreseeable future. In addition, our existing debt instruments place limitations on our ability to pay dividends. Any future determination as to the payment of dividends will be subject to such limitations, will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our board of directors.

Item 6. Selected Financial Data

        The following schedule sets forth our selected financial data for the fiscal years ended December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal years ended April 29, 2000, April 24, 1999, April 25, 1998 and April 26, 1997.

SELECTED FINANCIAL DATA
(In millions, except per share amounts)

	Fiscal Years Ended		Eight Months Ended	Fiscal Years Ended
	December 28, 2002	December 29, 2001	December 30, 2000 (35 Weeks)	April 29, 2000	April 24, 1999	April 25, 1998	April 26, 1997
Revenues, net	$809.6	$623.9	$273.2	$399.5	$364.6	$297.2	$292.8
Net income (loss)	$143.7	$147.3	$15.0	$37.8	$47.9	$23.8	$(24.0)
Working capital (deficit)	$22.1	$(24.1)	$10.2	$(0.9)	$91.2	$65.8	$64.9
Total assets	$609.9	$482.9	$346.2	$334.2	$371.4	$370.8	$373.0
Long-term obligations	$454.7	$500.0	$496.7	$500.5	$16.7	$17.7	$71.6
Basic Net income (loss) Per Share:
Income (loss) before extraordinary item	$1.35	$1.37	$0.13	$0.20	$0.17	$0.09	$(0.09)
Extraordinary item, net of taxes	—	(0.03)	—	—	—	—	—

Net income (loss)	$1.35	$1.34	$0.13	$0.20	$0.17	0.09	$(0.09)

Diluted Net Income (Loss) per Share:
Income (loss) before extraordinary item	$1.31	$1.34	$0.13	$0.20	$0.17	$0.09	$(0.09)
Extraordinary item, net of taxes	—	(0.03)	—	—	—	—	—

Net income (loss)	$1.31	$1.31	$0.13	$0.20	$0.17	$0.09	(0.09)

Items Affecting Comparability

        Several events occurred during the fiscal years ended December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal years ended April 29, 2000 and April 24, 1999 that affect the comparability of our financial statements. The nature of these events and their impact on underlying business trends are as follows:

        Acquisitions of North Jersey, San Diego and Eastern North Carolina.    On January 18, 2002, we acquired the franchise territory and certain business assets of our franchise in North Jersey for an aggregate purchase price of $46.5 million. The acquisition was financed through additional borrowings which were subsequently repaid by the end of the second quarter of 2002. On July 2, 2002 and September 1, 2002, we acquired the assets of our franchises in San Diego and eastern North Carolina for a total purchase price of $11.0 and $10.6 million, respectively. These acquisitions were financed through cash from operations. All acquisitions were accounted for as purchases and accordingly, their earnings have been included in our consolidated operating results since the dates of their acquisitions.

        Reversal of Tax Valuation Allowance.    During the fourth quarter of fiscal 2001, we reversed the remaining tax valuation allowance set up in conjunction with the acquisition by Artal Luxembourg in 1999. At the time of the acquisition, we determined that it was more likely than not that a portion of the deferred tax asset would not be utilized. Therefore, a valuation allowance of approximately $72.1 million was established against the corresponding deferred tax asset. Based on our performance since the acquisition, we have determined that the valuation allowance is no longer required. Accordingly, the provision for taxes for the fiscal year ended December 29, 2001 included a one-time reversal (credit) of the remaining balance of the valuation allowance of $71.9 million.

        Acquisition of Weighco.    On January 16, 2001, we acquired the franchised territories and certain business assets of Weighco for an aggregate purchase price of $83.8 million. The acquisition was financed through additional borrowings of $60.0 million and cash from operations. The acquisition has been accounted for as a purchase. Accordingly, Weighco's earnings have been included in our consolidated operating results since the date of acquisition.

        Change in Fiscal Year.    Effective April 30, 2000, we changed our fiscal year end from the last Saturday in April to the Saturday closest to December 31 and eliminated a one month reporting lag for certain foreign subsidiaries. The results of operations for these foreign subsidiaries have been adjusted for the eight months ended December 30, 2000. The effect on our net income for these subsidiaries for the period March 31, 2000 through April 29, 2000 was $1.1 million and was adjusted to the opening accumulated deficit at April 30, 2000.

        Recapitalization.    On September 29, 1999, as part of our acquisition by Artal Luxembourg, we entered into a recapitalization and stock purchase agreement, or the Transaction, with our former parent, Heinz. In connection with this transaction, we effectuated a stock split of 58.7 shares for each share outstanding. We then redeemed 164.4 million shares of common stock from Heinz for $349.5 million. The $349.5 million consisted of $324.5 million of cash and $25.0 million of our redeemable Series A Preferred Stock. After redemption, Artal Luxembourg purchased 94% of our remaining common stock from Heinz for $223.7 million. The recapitalization and stock purchase was financed through borrowings under credit facilities amounting to approximately $237.0 million and by issuing senior subordinated notes amounting to $255.0 million. In connection with the Transaction, we incurred approximately $8.3 million in transaction costs, which were included in the results of operations for the fiscal year ended April 29, 2000.

        Management Initiatives.    In fiscal 1997, we made the strategic decision to discontinue the sale of pre-packaged frozen meals in our NACO meetings (which were added in 1990 by our former owner, Heinz) and to introduce to our NACO operations some of the best practices developed by our European managers, including our new POINTS-based program.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are the leading provider of weight-loss services, operating in 30 countries around the world. We conduct our business through a combination of company-owned and franchise operations, with company-owned operations accounting for 67% of total worldwide attendance for the fiscal year ended December 28, 2002 of which 67% of our revenues were derived from our U.S. operations, and the remaining 33% of our revenues result from our international operations. We derive our revenues principally from:

  •
  Meeting fees. Our members pay us a weekly fee to attend our classes.

  •
  Product sales. We sell proprietary products that complement our program, such as snack bars, books, CD-ROMs and POINTS calculators, to our members and franchisees.

  •
  Franchise royalties. Our franchisees typically pay us a royalty fee of 10% of their meeting fee revenues.

  •
  Other. We license our brand for certain foods, books and other products. We also generate revenues from the publishing of books and magazines and third-party advertising.

        The following table sets forth our revenues by category for the 2002 and 2001 fiscal years, the eight months ended December 30, 2000, and the 2000, 1999, 1998 and 1997 fiscal years.

Revenue Sources
(in millions)

	Fiscal Years Ended		Eight Months Ended	Fiscal Years Ended
	December 28, 2002	December 29, 2001	December 30, 2000	April 29, 2000	April 24, 1999	April 25, 1998	April 26, 1997
NACO meetings fees	$350.7	$262.5	$96.8	$130.8	$122.3	$93.8	$86.5
International company-owned meeting fees	170.0	153.2	87.3	152.7	143.9	129.0	113.6
Product sales	237.6	170.4	66.4	84.2	57.3	46.7	30.8
Franchise royalties	31.3	28.3	17.7	25.8	23.2	17.9	13.9
Other	20.0	9.5	5.0	6.0	17.9	9.0	14.0
Pre-packaged meals (Discontinued)	—	—	—	—	—	0.80	34.0

Total	$809.6	$623.9	$273.2	$399.5	$364.6	$297.2	$292.8

        In fiscal 1997, we made the strategic decision to discontinue the sale of pre-packaged frozen meals in our NACO classroom meetings (which were added in 1990 by our former owner, Heinz) and to introduce to our NACO operations some of the best practices developed by our European managers. After our acquisition by Artal Luxembourg in 1999, we reorganized our management and strengthened our strategic focus. Since 1997, our revenues have increased as shown in the chart above. Our operating income margin has grown from 6.7% (before a restructuring charge) in fiscal 1997 to 36.7% in fiscal 2002. The increases are principally a result of:

  •
  Increased NACO classroom attendance.    As a result of our decision to re-focus our meetings exclusively on our group education approach and the introduction of our POINTS-based program developed in the United Kingdom and our Liberty/Loyalty meeting fee pricing strategy developed in France, our NACO classroom attendance, excluding the impact of our acquisitions, grew between fiscal 1997 and fiscal 2002 at a compound annual rate of 18.9%. Including the acquisition of Weighco and our franchises in North Jersey, San Diego and eastern North Carolina, our attendance over this period grew from 7.8 million to 30.8 million.

  •
  Our return to a variable cost structure in our NACO operations.    The introduction of pre-packaged frozen meals required us to invest in a fixed cost infrastructure. By abandoning pre-packaged frozen meals, we returned our NACO operations to their historical variable cost structure. As a result, operating income margin in our NACO operations improved significantly since fiscal 1997.

  •
  Accelerated growth in Continental Europe.    In Continental Europe, we have accelerated growth by adapting our business model to local conditions, implementing more aggressive marketing programs tailored to the local markets and increasing the number of meetings ahead of anticipated demand. Between fiscal 1997 and fiscal 2002, attendance in our Continental European operations grew at a compound annual rate of 16.4%.

  •
  Increased product sales.    We have increased our product sales by 671% from fiscal 1997 to fiscal 2002 as a result of our growing attendance, introducing new products and optimizing our product mix. In our meetings, we have increased average product sales per attendance from $1.32 to $3.30 over the same period.

        Our worldwide attendance in our company-owned operations has grown by 140%, from 23.0 million in fiscal 1997 to 55.3 million in fiscal 2002 as shown in the chart below.

Attendance in Company-Owned Operations
(in millions)

	Fiscal Years Ended		Twelve Months Ended	Eight Months Ended	Fiscal Years Ended
	December 28, 2002	December 29, 2001	December 30, 2000	December 30, 2000	April 29, 2000	April 24, 1999	April 25, 1998	April 26, 1997
	(52 weeks)	(52 weeks)	(54 weeks)	(35 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
North America	30.8	23.5	14.3	8.9	13.3	10.9	8.4	7.8
United Kingdom	11.9	11.6	11.2	7.0	10.6	9.8	10.4	9.1
Continental Europe	9.2	8.7	7.0	4.6	6.1	5.7	4.9	3.9
Other International	3.4	3.2	3.2	1.9	3.3	3.4	2.5	2.2

Total	55.3	47.0	35.7	22.4	33.3	29.8	26.2	23.0

        During the fiscal years ended December 28, 2002 and December 29, 2001, we acquired the franchised territories and certain business assets of five franchisees as outlined below:

Acquisitions
(in millions)

			Attendance* Fiscal Years Ended
	Purchase Price	Closing Date	December 28, 2002	December 29, 2001
Weighco	$83.8	January 16, 2001	7.8	5.9
Oregon	$13.5	September 4, 2001	0.4	0.1
North Jersey	$46.5	January 18, 2002	1.4	—
San Diego	$11.0	July 2, 2002	0.2	—
Eastern North Carolina	$10.6	September 1, 2002	0.1	—

			9.9	6.0

*
From date of acquisition to the end of the fiscal year.

        These acquisitions have been accounted for under the purchase method of accounting. Accordingly, their results of operations have been included in our consolidated operating results since the dates of the completion of their respective acquisitions.

Critical Accounting Policies

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates and judgments, including those related to customer programs and incentives, inventories, investments, intangible assets, income taxes, financing operations, restructuring costs, and contingencies and litigation. We base our estimates on historical experience and on various other factors and assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following accounting policies are most important to the portrayal of our financial condition and results of operations and require our most significant judgments.

Revenue Recognition

        We earn revenue by conducting meetings, selling products and aids in our meetings and to our franchisees, collecting commissions from franchisees operating under the Weight Watchers name and collecting royalties related to licensing agreements. Revenue is recognized when registration fees are paid, services are rendered, products are shipped to customers and title and risk of loss pass to the customer, and commissions and royalties are earned. Deferred revenue, consisting of prepaid lecture income, is amortized into income over the period earned. From time to time, we provide various discounts to customers, including free registration offers, which are deducted from gross revenue.

Goodwill and Intangibles

        Intangibles are being amortized using the straight-line method over 3 to 5 years. Effective December 30, 2001, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, we no longer amortize goodwill, but are required to review goodwill for impairment. We determined that the carrying amounts of all our goodwill and other intangible assets did not exceed their respective fair values. Accordingly, the initial implementation of this standard did not impact earnings during 2002. We are required to perform this comparison at least annually, or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would then be required to record a corresponding charge, which would impact earnings. We continue to evaluate these estimates and assumptions and believe that these assumptions, which included an estimate of future cash flows based upon the anticipated performance of the underlying business units, were appropriate.

Hedging Instruments

        We enter into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce currency risk associated with fluctuating exchange rates. These contracts are used primarily to hedge payments arising from some of our foreign currency denominated obligations. In addition, we enter into interest rate swaps to hedge a substantial portion of our variable rate debt.

        We account for our hedging instruments under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative financial instruments be recorded on the consolidated balance sheet at fair value as either assets or liabilities. Fair value adjustments for qualifying derivative instruments are recorded as a component of other comprehensive income and will be included in earnings in the periods in which earnings are affected by the hedged item. Fair value adjustments for non-qualifying derivative instruments are recorded in our results of operations.

Equity Investee

        We own approximately 19.9% of our affiliate and licensee, WeightWatchers.com, or approximately 38% on a fully diluted basis (including the exercise of all options and all the warrants we own in WeightWatchers.com.) We account for our interest under the equity method of accounting. Under a loan agreement between us and WeightWatchers.com, we advanced WeightWatchers.com $34.5 million. In 2001, we wrote off our loans to the extent of our equity interest in WeightWatchers.com's losses. In addition, in 2001, we fully reserved for the remaining loan balance.

Income Taxes

        Deferred income taxes result primarily from temporary differences between financial and tax reporting. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. We consider historic levels of income, estimates of future taxable income and feasible tax planning strategies in assessing the need for a tax valuation allowance.

Results of Operations

        The following table summarizes our historical income from operations as a percentage of revenues for the fiscal years ended December 28, 2002 and December 29, 2001, and the twelve months ended December 30, 2000.

	Fiscal Years Ended		Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Total revenues, net	100.0%	100.0%	100.0%
Cost of revenues	45.7	45.9	49.6

Gross profit	54.3	54.1	50.4
Marketing expenses	10.0	11.2	12.5
Selling, general and administrative expenses	7.6	11.7	12.8

Operating income	36.7%	31.2%	25.1%

        Figures are rounded to the nearest one hundred thousand; percentage changes are based on rounded figures. Attendance percentage changes are based on rounded figures to the nearest thousand.

Comparison of the fiscal year ended December 28, 2002 (52 weeks) to the fiscal year ended December 29, 2001 (52 weeks).

        Net revenues were $809.6 million for the fiscal year ended December 28, 2002, an increase of $185.7 million, or 29.8%, from $623.9 million for the fiscal year ended December 29, 2001. The 29.8% increase in net revenues was partially the result of worldwide attendance growth of 17.7% driving a $105.0 million increase in classroom meeting fees. The other components of the $185.7 million increase in net revenues in fiscal 2002 over fiscal 2001 were $67.2 million of product sales, $3.0 million of franchise revenues, $4.2 million of royalties from our licensee, WeightWatchers.com, and $6.3 million attributable to our publications and other licensing sources. On a geographical basis, meeting fees and product sales increased 37.4% in North America and 16.5% internationally, with 5.1% of the international increase resulting from currency fluctuations.

        Classroom meeting fees were $520.7 million for the fiscal year ended December 28, 2002 as compared to $415.7 million for the fiscal year ended December 29, 2001. In NACO, classroom meeting fees rose 33.6%, or $88.2 million, from $262.5 million in fiscal 2001 to $350.7 million in fiscal 2002. Total attendances grew 31.2% while organic growth, excluding the impact of the three franchise acquisitions completed during 2002, was 22.0%.

        International company-owned classroom meeting fees were $170.0 million for the fiscal year ended December 28, 2002, an increase of $16.8 million, or 11.0%, from $153.2 million for the fiscal year ended December 29, 2001. The 11.0% growth in meeting fees included a 5.0% favorable impact from foreign currency exchange rates for the full year. As shown in the chart below, attendance growth was more robust in the second half of 2002, up 9.3% over 2001 levels, partially as a result of a program innovation in Continental Europe. International member attendances increased 4.3% overall.

	% Increase in Attendances Fiscal 2002 versus Fiscal 2001
	First Half	Second Half	Full Year
United Kingdom	(2.3)%	8.6%	2.3%
Continental Europe	2.3%	11.4%	6.4%
Other	5.7%	6.4%	6.1%

Total International	0.4%	9.3%	4.3%

        Product sales were $237.6 million for the fiscal year ended December 28, 2002, an increase of $67.2 million, or 39.4%, from $170.4 million for the fiscal year ended December 29, 2001. Product sales increased 47.4% to $146.8 million domestically and 28.4% to $90.8 million internationally, reflecting our strategy to focus product sales efforts worldwide on a core group of products that complement our program. Product sales increased both as a result of attendance growth and higher sales per individual attendance in all regions.

        Franchise royalties were $25.8 million domestically and $5.6 million internationally for the fiscal year ended December 28, 2002. In total, franchise royalties increased $3.0 million, or 11.0%, from $28.3 million for the fiscal year ended December 29, 2001, to $31.3 million in fiscal 2002 on the strength of increased member attendance and product sales. Year-over-year growth in domestic franchise royalties was reduced as a result of our acquisition of three franchises during fiscal 2002.

        Revenues from publications, licensing and other royalties were $20.0 million for the fiscal year ended December 28, 2002, an increase of $10.5 million, or 110.5%, from $9.5 million for the fiscal year ended December 29, 2001. This increase was in large part the result of licensing royalty income from WeightWatchers.com of $4.2 million, which we began accruing in 2002. Other areas of growth included international licensing revenues and advertising revenues from our publications.

        Cost of revenues was $370.3 million for the fiscal year ended December 28, 2002, an increase of $83.9 million, or 29.3%, from $286.4 million for the fiscal year ended December 29, 2001 in line with increases in revenues. Gross profit margin was 54.3% of sales in fiscal 2002, a slight increase from the 54.1% level in fiscal 2001.

        Marketing expenses increased $11.5 million, or 16.5%, to $81.2 million in the fiscal year ended December 28, 2002 from $69.7 million in the fiscal year ended December 29, 2001. Marketing expenses increased to support the continuing growth of the business. As a percentage of net revenues, marketing expenses decreased from 11.2% in 2001 to 10.0% in 2002, as we continue to leverage our marketing efforts across the growing revenue base.

        Selling, general and administrative expenses were $61.3 million for the fiscal year ended December 28, 2002, a decrease of $11.7 million, or 16.0%, from $73.0 million for the fiscal year ended December 29, 2001. As with marketing expenses, selling, general and administrative expenses in 2002 also declined as a percentage of revenues even after the exclusion of two non-recurring expenses which totaled $16.0 million from the fiscal 2001 amount. In fiscal 2001, the company wrote-off a $6.2 million uncollectible receivable from a licensing agreement, and, in addition, expensed $9.8 million of goodwill amortization, a charge which is no longer required since the adoption in 2002 of SFAS Nos. 141 and 142. Excluding these two items from the year-over-year comparison, selling, general and administrative expenses rose 7.5% in absolute dollars as a result of normal increases for salaries and other expenses, and declined as a percentage of revenues from 9.1% in fiscal 2001 to 7.6% in fiscal 2002.

        Operating income was $296.8 million for the fiscal year ended December 28, 2002, an increase of $102.0 million, or 52.4%, from $194.8 million for the fiscal year ended December 29, 2001. The operating income margin in fiscal year 2002 was 36.7%, up from 31.2% in the prior year. Excluding the two non-recurring selling, general and administrative items mentioned above, last year's operating income margin for the fiscal year was 33.8%.

        Other expenses, net were $19.0 million for the fiscal year ended December 28, 2002 as compared to $13.2 million for the fiscal year ended December 29, 2001. In 2002, we recorded unrealized currency losses on foreign currency denominated debt and other obligations net of hedges of $17.1 million as compared to unrealized gains of $5.4 million in 2001. Additionally, in 2001 we recorded reserves of $17.3 million against our loan to WeightWatchers.com.

Comparison of the fiscal year ended December 29, 2001 (52 weeks) to the twelve months ended December 30, 2000 (54 weeks).

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

        Product sales were $170.4 million for the fiscal year ended December 29, 2001, an increase of $58.1 million, or 51.7%, from $112.3 million for the twelve months ended December 30, 2000. NACO and international company-owned product sales were $99.7 million and $70.7 million, respectively. The increases in product sales were primarily the result of increased member attendance and our strategy to focus sales efforts on core classroom products, which has increased average product sales per attendance.

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

        Provision for (benefit from) income taxes was ($23.2) million for the fiscal year ended December 29, 2001, a decrease of $41.3 million, or 228.2%, from $18.1 million for the twelve months ended December 30, 2000. The decrease was due to a one-time benefit of $71.9 million for the reversal of the remaining valuation allowance set up in conjunction with the Transaction. At the time of the Transaction, we determined that it was more likely than not that a portion of the deferred tax asset would not be utilized. Therefore, a valuation allowance of approximately $72.1 million was established against the corresponding deferred tax asset. Based on our performance since the Transaction, we determined that the valuation allowance is no longer required.

        An extraordinary charge on the early extinguishment of debt, net of taxes, was $2.9 million for the fiscal year ended December 29, 2001. The one-time charge of $2.9 million related to the refinancing of the term loan B facility, term loan D facility and the transferable loan certificate. Our term loan B facility, term loan D facility and the transferable loan certificate were repaid in the amount of $71.0, $19.0 and $82.0 million, respectively, and replaced with a new term loan B facility of $108.0 million and a new transferable loan certificate of $64.0 million.

Liquidity and Capital Resources

        For the fiscal year ended December 28, 2002, cash and cash equivalents increased $34.2 million to $57.5 million and cash flows provided by operating activities were $164.9 million. Funds were used primarily for investing and financing activities. Investing activities in the year totaled $73.9 million and were primarily attributable to $68.1 million paid in connection with the acquisition of the assets of our North Jersey, San Diego and Eastern North Carolina franchises, and $4.9 million invested in capital expenditures. Cash used for financing activities totaled $60.5 million, including borrowings of $58.5 million which were subsequently repaid as part of the $93.8 million paid in on our senior credit facilities, the repurchase of all $25.0 million of our outstanding preferred stock and the $1.2 million cumulative final dividend payment on our preferred stock.

        For the fiscal year ended December 29, 2001 cash and cash equivalents decreased $21.2 million, as the $121.6 million of cash flows provided by operations were used primarily for investing activities. Cash flows used for investing activities totaled $120.1 million and were primarily comprised of payments for franchise acquisitions of $84.4 million (including acquisition costs) for our Weighco franchise and $13.5 million for our Oregon franchise, loans totaling $17.3 million made to WeightWatchers.com and capital expenditures of $3.8 million. Net cash flows used for financing activities were $21.4 million and consisted primarily of proceeds from borrowings under our senior credit facility of $60.0 million, offset by the payment of $1.5 million of dividends on our preferred stock, payments of $1.0 million associated with the cost of the public equity offering, repayments of $50.8 million principal on our outstanding senior credit facilities and the repurchase of 6,719,254 shares of our common stock held by Heinz for $27.1 million.

        For the eight months ended December 30, 2000, cash and cash equivalents remained flat at $44.0 million. Cash flows of $28.9 million were provided by operating activities of which $21.6 million was used for investing activities and $8.0 million was used for financing activities.

        Working capital at December 28, 2002 was $22.1 million compared to a deficit of $24.1 million at December 29, 2001. The change in working capital was primarily attributable to increases in cash ($34.2 million), prepaid expenses ($9.8 million), accounts receivable ($5.5 million) and inventory ($12.4 million). The increase in prepaid expenses was due to prepaid advertising relating to the spring campaign and prepaid rents and meeting materials for meeting locations. The increase in accounts receivable was due to an increase in receivables due from franchises and licensees and the increase in inventory was the result of the anticipated increase in product sales during the winter diet season. This was offset by an increase in various current liabilities of $15.4 million, including income taxes ($4.8 million) and deferred revenue and other current liabilities ($10.6 million).

        Capital spending has averaged approximately $4.0 million annually over the last three years and has consisted primarily of leasehold improvements, furniture and equipment for meeting locations and information system expenditures.

        Our total debt was $454.7 million, $474.0 million and $470.7 million at December 28, 2002, December 29, 2001 and December 30, 2000, respectively. We had approximately $45.0 million of additional borrowing capacity available under our revolving credit facility as of December 28, 2002 and December 29, 2001, and approximately $30.0 million as of December 30, 2000. On January 16, 2001, we acquired the franchise territories and certain business assets of Weighco for $83.8 million. We financed the acquisition with available cash of $23.8 million and additional borrowings of $60.0 million under our senior credit facilities.

        Our debt consists of both fixed and variable-rate instruments. At December 28, 2002, December 29, 2001 and December 30, 2000, fixed-rate debt constituted approximately 56.0%, 50.3% and 51.9% of our total debt, respectively. The average interest rate on our debt was approximately 9.1%, 8.6% and 11.6% at December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

        The following schedule sets forth our long-term debt obligations (and interest rates) as of December 28, 2002.

Long-Term Debt
As of December 28, 2002
(in millions)

	Balance	Interest Rate
EURO 100.0 million 13% Senior Subordinated Notes Due 2009	$104.4	13.00%
US $150.0 million 13% Senior Subordinated Notes Due 2009	150.0	13.00%
Term A Loan due 2005	44.8	3.15%
Term B Loan due 2007	97.6	4.31%
Transferable Loan Certificate due 2007	57.9	4.32%

Total Debt	454.7
Less Current Portion	(18.4)

Total Long-Term Debt	$436.3

        The term loan A facility, the term loan B facility, the transferable loan certificate facility and the revolving credit facility bear interest at a rate equal to (a) in the case of the term loan A facility and the revolving credit facility, LIBOR plus 1.75% or, at our option, the alternate base rate (as defined in the senior credit facilities) plus 0.75%, (b) in the case of the term loan B facility and the transferable loan certificate facility, LIBOR plus 2.50% or, at our option, the alternate base rate plus 1.50%. In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unused commitments at a rate equal to 0.50% per year.

        Our senior credit facilities contain covenants that restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. Our senior credit facilities also require us to maintain specified financial ratios and satisfy financial condition tests.

        Our obligations under the notes are subordinate and junior in right of payment to all of our existing and future senior indebtedness, including all indebtedness under the senior credit facilities. The indentures, pursuant to which the notes were issued, restrict our ability to incur additional indebtedness, issue preferred stock, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. We or our affiliates, including entities related to Artal Luxembourg, may from time to time, depending on market conditions, purchase the notes in the open market or by other means.

        Subsequent to December 28, 2002, our credit ratings were upgraded by both Moody's and Standard and Poors. Our credit ratings by Moody's at December 28, 2002 for the credit facilities and senior subordinated notes were "Ba1" and "Ba3", respectively. On March 20, 2003, Moody's upgraded its ratings for the senior subordinated notes to "Ba2", raised our Senior Implied rating to "Ba1" and confirmed its "Ba1" ratings for the credit facilities. Our credit ratings by Standard & Poor's at December 28, 2002 for the senior credit facilities and senior subordinated notes were "BB-" and "B", respectively. On March 11, 2003, Standard & Poor's upgraded its corporate credit and senior credit facility ratings to "BB" and upgraded its rating for the senior subordinated notes to "B+".

        We are obligated under non-cancelable operating leases primarily for office and rent facilities. We guarantee the performance of part of WeightWatchers.com's lease of its office space at 888 Seventh Avenue, New York, New York. The annual rent rate for this WeightWatchers.com lease is $0.5 million plus increases for operating expenses and real estate taxes. This lease expires in September 2003. Rent expense charged to operations under all our leases for the fiscal year ended December 28, 2002 was approximately $16.3 million.

        The following schedule sets forth our year-by-year long-term obligations as of December 28, 2002.

Long-Term Obligations
As of December 28, 2002
(in millions)

Payments Due by Fiscal Year	Debt (including current portion)	Lease Commitments	Total
2003	$18.4	$15.7	$34.1
2004	16.0	11.9	27.9
2005	15.5	8.2	23.7
2006	1.6	5.2	6.8
2007	148.8	3.6	152.4
Thereafter	254.4	15.9	270.3

Total	$454.7	$60.5	$515.2

        Debt obligations due to be repaid in the twelve months following December 28, 2002 are expected to be satisfied with operating cash flows. We believe that cash flows from operating activities, together with borrowings available under our revolving credit facility, will be sufficient for the next twelve months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

        On January 18, 2002, we completed the acquisition of our North Jersey franchise for a purchase price of $46.5 million. The acquisition was financed through additional borrowings from our senior credit facilities, which were subsequently repaid by the end of the second quarter of 2002.

        On July 2, 2002, we completed the acquisition of our San Diego franchise for a purchase price of $11.0 million. The acquisition was financed through cash from operations.

        On September 1, 2002, we completed the acquisition of our eastern North Carolina franchise for a purchase price of $10.6 million. The acquisition was financed through cash from operations.

        As of December 29, 2001, we had one million shares of Series A Preferred Stock issued and outstanding with a preference value of $25.0 million. Holders of the Series A Preferred Stock were entitled to receive dividends at an annual rate of 6% payable annually in arrears. On March 1, 2002, we redeemed all of our Series A Preferred Stock held by Heinz for a redemption price of $25.0 million plus accrued and unpaid dividends. The redemption was financed through additional borrowings of $12.0 million under the revolving credit facility and cash from operations.

        Any future acquisitions, joint ventures or other similar transactions could require additional capital and we cannot be certain that any additional capital will be available on acceptable terms or at all. Our ability to fund our capital expenditure requirements, interest, principal and dividend payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Off-Balance Sheet Transactions

        As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, such as entities often referred to as structured finance or special purpose entities.

Seasonality

        Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall. Due to the timing of our marketing expenditures, particularly the higher level of expenditures in the first quarter, our operating income for the second quarter is generally the strongest, with the fourth quarter being the weakest.

Accounting Standards

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for us beginning December 29, 2002. We do not expect the adoption of SFAS No. 145 to have a material impact on our consolidated financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, we will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires the disclosure of certain guarantees existing at December 28, 2002. In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities initiated or modified after December 31, 2002. Accordingly, we will apply the recognition provisions of Interpretation No. 45 prospectively to guarantee activities initiated after December 31, 2002.

        The FASB recently issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. Interpretation No. 46 is effective on February 1, 2003 for variable interest entities created after January 31, 2003, and on June 29, 2003 for variable interest entities created prior to February 1, 2003. We are currently reviewing Interpretation No. 46 to determine its impact, if any, on our consolidated financial position, results of operations, or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", an amendment of FAS 123, FAS 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair value method. In addition, FAS 148 amends the disclosure requirements of FAS 123 so that entities under the intrinsic value method of APB 25 will be required to disclose the pro forma effect of using the fair value method for any period for which an income statement is presented. The disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted FAS 123 for recognition purposes. FAS 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. We do not expect the adoption of SFAS No. 148 to have a material impact on our consolidated financial position, results of operations, or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

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

        Based on the overall interest rate exposure on our fixed rate borrowings at December 28, 2002, a 10% change in market interest rates would have less than a 5% impact on the fair value of our long-term debt. Based on variable rate debt levels at December 28, 2002, a 10% change in market interest rates would have less than a 5% impact on our net interest expense.

        Other than inter-company transactions between our domestic and foreign entities and the portion of our senior subordinated notes that are denominated in Euros, we generally do not have significant transactions that are denominated in a currency other than the functional currency applicable to each entity.

        We enter into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce the currency risk associated with fluctuating exchange rates. These contracts are used primarily to hedge payments arising from some of our foreign currency denominated obligations. Realized and unrealized gains and losses from these transactions are included in net income for the period. In addition, we enter into interest rate swaps to hedge a substantial portion of our variable rate debt. Changes in the fair value of these derivatives will be recorded each period in earnings for non-qualifying derivatives or accumulated other comprehensive income (loss) for qualifying derivatives.

        Fluctuations in currency exchange rates may also impact our shareholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the period. The resulting translation adjustments are recorded in shareholders' equity as accumulated other comprehensive income (loss). In addition, fluctuations in the value of the Euro will cause the U.S. dollar translated amounts to change in comparison to prior periods. Furthermore, we revalue our outstanding senior subordinated Euro notes at the end of each period and the resulting change in value will be reflected in the income statement of the corresponding period.

        Each of our subsidiaries derives revenues and incurs expenses primarily within a single country and, consequently, does not generally incur currency risks in connection with the conduct of normal business operations.

        We use foreign currency forward contracts to more properly align the underlying sources of cash flow with our debt servicing requirements. At December 28, 2002, we had long-term foreign currency forward contract receivable with notional amount of Euro 24.0 million, offset by foreign currency forward contract payable with notional amount of $21.9 million.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.    Executive Officers and Directors of the Company

        Set forth below are the names, ages as of December 28, 2002 and current positions with us and our subsidiaries of the executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of the directors.

Name	Age	Position
Linda Huett	58	President and Chief Executive Officer, Director
Richard McSorley	58	Chief Operating Officer, NACO
Clive Brothers	49	Chief Operating Officer, Europe
Scott R. Penn	31	Vice President, Australasia
Ann M. Sardini	52	Vice President, Chief Financial Officer
Robert W. Hollweg	60	Vice President, General Counsel and Secretary
Raymond Debbane(1)	47	Chairman of the Board
Philippe J. Amouyal(4)	44	Director
Jonas M. Fajgenbaum	30	Director
Sacha Lainovic(1)	46	Director
Christopher J. Sobecki	44	Director
Sam K. Reed(2)(3)	55	Director
Marsha Johnson Evans(2)(3)	55	Director
John F. Bard(2)(4)	61	Director

(1)
Member of our compensation and benefits committee.

(2)
Member of our audit committee.

(3)
Named to the board of directors on February 12, 2002.

(4)
Named to the board of directors on November 13, 2002.

        Linda Huett.    Ms. Huett has been the President and a director of our company since September 1999. She became our Chief Executive Officer in December 2000. Ms. Huett joined our company in 1984 as a classroom leader. Ms. Huett was promoted to U.K. Training Manager in 1986. In 1990, Ms. Huett was appointed Director of the United Kingdom operation and in 1993 was appointed Vice President of Weight Watchers U.K. Ms. Huett received a B.A. degree from Gustavas Adolphus College and received her Masters in Theater from Yale University. Ms. Huett is also a director of WeightWatchers.com, Inc.

        Richard McSorley.    Mr. McSorley has served as our Chief Operating Officer for North America since January 2001. From 1992 until our purchase of the franchise territories and certain business assets of Weighco, Mr. McSorley served in various capacities with Weighco Enterprises, Inc., including as President since 1995 and Chief Executive Officer since 1996. Mr. McSorley received a B.A. degree from Villanova University and an M.B.A. from the University of Pittsburgh.

        Clive Brothers.    Mr. Brothers has served as our Chief Operating Officer for Europe since February 2001. Mr. Brothers joined our company in 1985 as a marketing manager in the United Kingdom. In 1990, Mr. Brothers was appointed General Manager, France and was appointed Vice President, Continental Europe in 1993. Mr. Brothers received a B.A. (Hons) in Business Studies from Leeds Polytechnic in England and a diploma in Marketing from the Chartered Institute of Marketing.

        Scott R. Penn.    Mr. Penn has been a Vice President of our Australasia operations since September 1999. Mr. Penn joined our company in 1994 as a Marketing Services Manager in Australia. In 1996, he was promoted to Group Marketing Manager in Australia and in 1997 he was promoted to General Manager-Marketing and Finance.

        Ann M. Sardini.    Ms. Sardini has served as our Vice President and Chief Financial Officer since April 2002 when she joined our company. Ms. Sardini has over 20 years of experience in senior financial management positions in branded media and consumer products companies. Prior to joining us, she served as Chief Financial Officer of VitaminShoppe.com, Inc. from 1999 to 2001, and from 1995 to 1999 she served as Executive Vice President and Chief Financial Officer for the Children's Television Workshop. In addition, Ms. Sardini has held finance positions at QVC, Chris Craft Industries and the National Broadcasting Company. Ms. Sardini received a B.A. from Boston College and an M.B.A. from Simmons College Graduate School of Management.

        Robert W. Hollweg.    Mr. Hollweg has served as our Vice President, General Counsel and Secretary since January 1998. He joined our company in 1969 as an Assistant Counsel in the law department. He transferred to the Heinz law department subsequent to Heinz' acquisition of our company in 1978 and served there in various capacities. He rejoined us after Artal Luxembourg acquired our company in September 1999. Mr. Hollweg graduated from Fordham University and received his Juris Doctor degree from Fordham University School of Law. He is a member of the American and New York State Bar Associations and a former President of the International Trademark Association.

        Raymond Debbane.    Mr. Debbane has been our Chairman of the Board of Directors since our acquisition by Artal Luxembourg on September 29, 1999. Mr. Debbane is a co-founder and President of The Invus Group, Ltd. Prior to forming The Invus Group, Ltd. in 1985, Mr. Debbane was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American University of Beirut. Mr. Debbane is a director of Artal Group S.A., Ceres, Inc. and Financial Technologies International, Inc. Mr. Debbane is also the Chairman of the Board of Directors of WeightWatchers.com, Inc. and served as a director of Keebler Foods Company from 1996 to 1999.

        Philippe J. Amouyal.    Mr. Amouyal was elected a director of our company in November 2002. Mr. Amouyal is a Managing Director of The Invus Group, Ltd., which he joined in 1999. Previously, Mr. Amouyal was a Vice President and director of The Boston Consulting Group, Inc. in Boston, MA. He holds an M.S. in engineering and a DEA in Management from Ecole Centrale de Paris and was a Research Fellow at the Center for Policy Alternatives of the Massachusetts Institute of Technology. Mr. Amouyal is a director of WeightWatchers.com, Inc., Financial Technologies International, Inc. and Unwired Australia Pty Limited.

        Jonas M. Fajgenbaum.    Mr. Fajgenbaum has been a director of our company since our acquisition by Artal Luxembourg on September 29, 1999. Mr. Fajgenbaum is a Managing Director of The Invus Group, Ltd., which he joined in 1996. Prior to joining The Invus Group, Ltd., Mr. Fajgenbaum was a consultant for McKinsey & Company in New York from 1994 to 1996. He graduated with a B.S. from the Wharton School of Business and a B.A. in Economics from the University of Pennsylvania in 1994.

        Sacha Lainovic.    Mr. Lainovic has been a director of our company since our acquisition by Artal Luxembourg on September 29, 1999. Mr. Lainovic is a co-founder and Executive Vice President of The Invus Group, Ltd. Prior to forming The Invus Group, Ltd. in 1985, Mr. Lainovic was a manager and consultant for the Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business and an M.S. in engineering from Insa de Lyon in Lyon, France. Mr. Lainovic is a director of WeightWatchers.com, Inc., Financial Technologies International, Inc. and Unwired Australia Pty Limited, and also served as a director of Keebler Foods Company from 1996 to 1999.

        Christopher J. Sobecki.    Mr. Sobecki has been a director of our company since our acquisition by Artal Luxembourg on September 29, 1999. Mr. Sobecki, a Managing Director of The Invus Group, Ltd., joined the firm in 1989. He received an M.B.A. from Harvard Business School. He also obtained a B.S. in Industrial Engineering from Purdue University. Mr. Sobecki is a director of WeightWatchers.com, Inc., Financial Technologies International, Inc. and iLife, Inc. He also served as a director of Keebler Foods Company from 1996 to 1998.

        Sam K. Reed.    Mr. Reed has been a director of our company since February 2002. Mr. Reed has 27 years of experience in the food industry. He was formerly Vice Chairman and a director of Kellogg Company, the world's leading producer of cereal and a leading producer of convenience foods. From 1996 to 2001, Mr. Reed was Chief Executive Officer, President and a director of Keebler Foods Company. Previously, he was Chief Executive Officer of Specialty Foods Corporation's Western Bakery Group division. He is a director of the Tractor Supply Company. Mr. Reed received a B.A. from Rice University and an M.B.A. from Stanford Graduate School of Business.

        Marsha Johnson Evans.    Ms. Evans has been a director of our company since February 2002. Ms. Evans is currently President and Chief Executive Officer of the American Red Cross, the preeminent humanitarian organization in the United States, and previously served as the National Executive Director of Girl Scouts of the U.S.A. A retired Rear Admiral in the United States Navy, Ms. Evans has served as superintendent of the Naval Postgraduate School in Monterey, California and headed the Navy's worldwide recruiting organization from 1993 to 1995. She is currently a director of the May Department Stores Company, AutoZone, Inc. and numerous nonprofit boards. Ms. Evans received a B.A. from Occidental College and a Master's Degree from the Fletcher School of Law and Diplomacy at Tufts University.

        John F. Bard.    Mr. Bard is currently a director of Wm. Wrigley Jr. Company. Mr. Bard joined Wrigley in 1991 as Senior Vice President and Chief Financial Officer with subsequent additional responsibilities for world-wide manufacturing, U.S. marketing and information systems. Prior to joining Wrigley, Mr. Bard served in various positions at Tambrands, Inc. from 1985 to 1989, including President and Chief Operating Officer, as well as serving as a member of the board of directors. From 1978 to 1985, Mr. Bard served in various positions at Clorox Company, including Group Vice President, International as well as serving as a member of the board of directors. Mr. Bard began his career in 1972 with Procter & Gamble, progressing through a variety of financial and administrative management positions. During the course of his career, Mr. Bard has also served as an advisor and director to Keep America Beautiful (Director and Vice President) and the United Way (Director, Long Island, New York chapter). He received a B.S. from Northwestern University and an M.B.A. from the University of Cincinnati.

Board of Directors

        Our board of directors is currently comprised of nine directors.

Classes and Terms of Directors

        Our board of directors is divided into three classes, as nearly equal in number as possible, with each director serving a three-year term and one class being elected at each year's annual meeting of shareholders. The following individuals are directors and serve for the terms indicated:

  Class 1 Directors (term expiring in 2005)

      Raymond Debbane
      Jonas M. Fajgenbaum
      John F. Bard

  Class 2 Directors (term expiring in 2003)

      Sacha Lainovic
      Christopher J. Sobecki
      Marsha Johnson Evans

  Class 3 Director (term expiring in 2004)

      Linda Huett
      Sam K. Reed
      Philippe J. Amouyal

Committees of the Board of Directors

        The standing committees of our board of directors consist of an audit committee and a compensation and benefits committee.

Audit Committee

        The principal duties of our audit committee are as follows:

  •
  to oversee that our management has maintained the reliability and integrity of our accounting policies and financial reporting and our disclosure practices;
  •
  to oversee that our management has established and maintained processes to ensure that an adequate system of internal controls is functioning;
  •
  to oversee that our management has established and maintained processes to ensure our compliance with all applicable laws, regulations and corporate policy;
  •
  to review our annual and quarterly financial statements prior to their filing or prior to the release of earnings;
  •
  to oversee the performance of the independent accountants and to retain or terminate the independent accountants and approve all engagement fees and terms; and
  •
  to review at least annually, the qualifications, performance and independence of the independent accountants.

        The audit committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.

Compensation and Benefits Committee

        The principal duties of the compensation and benefits committee are as follows:

  •
  to review key employee compensation policies, plans and programs;

  •
  to monitor performance and compensation of our employee-director, officers and other key employees;
  •
  to prepare recommendations and periodic reports to the board of directors concerning these matters; and
  •
  to function as the committee which administers the incentive programs referred to in "Executive Compensation" below.

Compensation and Benefits Committee Interlocks and Insider Participation

        None of our executive officers has served as a director or member of the compensation and benefits committee, or other committee serving an equivalent function, of any entity of which an executive officer is expected to serve as a member of our compensation and benefits committee.

Board of Directors Report on Executive Compensation Programs

        Our board of directors oversees our compensation programs with particular attention to the compensation of our Chief Executive Officer and other executive officers. It is the responsibility of the board of directors to review, recommend and approve changes to our compensation policies and benefits programs, to administer our stock plans, including approving stock option grants to executive officers and other stock option grants, and to otherwise ensure that our compensation philosophy is consistent with our best interests and is properly implemented.

        Our compensation philosophy is to (1) provide a competitive total compensation package that enables us to attract and retain key executive and employee talent needed to accomplish our goals, and (2) directly link compensation to improvements in our financial and operational performance.

        Total compensation is comprised of a base salary plus both cash and non-cash incentive compensation, and is based on our financial performance and other factors, and is delivered through a combination of cash and equity-based awards. This approach results in overall compensation levels which follow our financial performance.

        Our board of directors reviews each senior executive officer's base salary annually. In determining appropriate base salary levels, consideration is given to the officer's impact level, scope of responsibility, prior experience, past accomplishments and data on prevailing compensation levels in relevant executive labor markets.

        Our board of directors believes that granting stock options provides officers with a strong economic interest in maximizing shareholder returns over the longer term. We believe that the practice of granting stock options is important in retaining and recruiting the key talent necessary at all employee levels to ensure our continued success.

Section 16(a) Beneficial Ownership Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the Securities and Exchange Commission to furnish us with copies of all such filings. Based on our review of the copies of such filings received by us with respect to the fiscal year ended December 28, 2002 and written representations from certain Reporting Persons, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 28, 2002.

Item 11.    Executive Compensation

        The following table sets forth for the fiscal years ended December 28, 2002 and December 29, 2001 and the twelve months ended December 30, 2000 the compensation paid to our President and Chief Executive Officer and to each of the next four most highly compensated executive officers whose total annual salary and bonus was in excess of $100,000.

Summary Compensation Table

			Twelve Month Period Compensation		Long-term Compensation Awards, Securities Underlying Options (No. Awarded) Weight Watchers Int'l
Name and principal position						All Other Compensation(4)
	Twelve Months Ended		Salary	Bonus
Linda Huett President and Chief Executive Officer	December 28, 2002 December 29, 2001 December 30, 2000	(3)	$281,076 250,016 236,565	$399,421 425,027 283,351	— — 141,161	$55,907 93,497 84,531
Ann M. Sardini(1) Vice President, Chief Financial Officer	December 28, 2002		155,488	152,932	100,000	59,215
Richard McSorley(2) Chief Operating Officer, NACO	December 28, 2002 December 29, 2001		215,078 192,534	215,239 252,034	— 282,322	43,891 17,579
Clive Brothers Chief Operating Officer, Europe	December 28, 2002 December 29, 2001 December 30, 2000	(3)	212,463 183,593 170,148	130,432 207,651 154,215	— — —	23,235 30,872 29,639
Robert W. Hollweg Vice President, General Counsel and Secretary	December 28, 2002 December 29, 2001 December 30, 2000	(3)	172,998 157,245 142,510	177,226 198,058 100,013	— — —	37,336 51,705 43,519

(1)
Ms. Sardini joined us on April 25, 2002 and therefore her compensation for 2002 only includes approximately eight months.

(2)
Mr. McSorley joined us on January 16, 2001.

(3)
Effective April 30, 2000, we changed our fiscal year end from the last Saturday in April to the Saturday closest to December 31. To accurately reflect annual compensation, the compensation reported for the twelve months ended December 30, 2000 has been derived from the compensation for the eight months ended December 30, 2000, plus the compensation for the four months ended April 29, 2000.

(4)
For the fiscal year ended December 28, 2002, these figures include amounts contributed under our 401(k) savings plan and our non-qualified executive profit sharing plan of $42,366 for Ms. Huett, $28,652 for Mr. Hollweg, $13,217 for Ms. Sardini, and $34,027 for Mr. McSorley. Also included are contributions to the U.K. Pension Plan of $19,029 for Mr. Brothers, as well as auto lease expense for named executives.

        In December 1999, our board of directors adopted our 1999 Stock Purchase and Option Plan under which selected employees are afforded the opportunity to purchase shares of our common stock and/or were granted options to purchase shares of our common stock. The number of shares available for grant under this plan is 7,058,040 shares of our authorized common stock.

        The following table sets forth information regarding options granted during the fiscal year ended December 28, 2002 to the named executive officers under our stock purchase and option plan.

Option Grants
For the Fiscal Year Ended December 28, 2002

Individual Grants

Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year Ended December 28, 2002(2)	Exercise or Base Price (per share)	Expiration Date	Grant Date Present Value(3)
Ann Sardini	100,000	57%	$36.32	April 29, 2012	$1,709,000

(1)
Options were granted during the fiscal year ended December 28, 2002 under the terms of our option plan. No options under the plan were exercised by Ms. Sardini during the fiscal year ended December 28, 2002. Options are exercisable based on vesting provisions outlined in the option agreement.

(2)
Percentage of total options granted are based on total grants made to all employees during the fiscal year ended December 28, 2002.

(3)
The estimated grant date's present value is determined using the Black-Scholes model. The adjustments and assumptions incorporated in the Black-Scholes model in estimating the value of the grants include the following: (a) the exercise price of the options equals the fair market value of the underlying stock on the date of grant; (b) an option term of 7.0 years; (c) dividend yield of 0% and volatility of 34.4% and (d) a risk free interest rate of 5.2%. The ultimate value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of our common stock over the exercise price of the option.

        Under our 1999 Stock Purchase and Option Plan, we have the ability to grant stock options, restricted stock, stock appreciation rights and other stock-based awards. Generally, stock options granted under this plan vest and become exercisable in annual increments over five years with respect to one-third of options granted, and the remaining two-thirds of the options vest on the ninth anniversary of the date the options were granted, subject to accelerated vesting upon our achievement of certain performance targets. For each year prior to and including 2002, these performance targets have been met. All new options granted in 2002 under this plan vest and become exercisable in annual increments over five years and are not subject to performance targets. In any event, the options that vest over five years automatically become fully vested upon the occurrence of a change in control of our company.

        In April 2000, our board of directors adopted the WeightWatchers.com Stock Incentive Plan pursuant to which selected employees were granted options to purchase shares of WeightWatchers.com common stock. The number of shares available for grant under this plan is 400,000 shares of authorized common stock of WeightWatchers.com. No options were granted during the fiscal year ended December 28, 2002 to the named executive officers under the WeightWatchers.com Stock Incentive Plan.

        Under our WeightWatchers.com Stock Incentive Plan, we have the ability to grant stock options, restricted stock, stock appreciation rights and other stock-based awards on shares of WeightWatchers.com common stock. Generally, stock options under the plan vest in annual increments over five years upon our achievement of certain performance targets. These options are not exercisable until the earlier to occur of (1) six months after the tenth anniversary of the date the option was granted; and (2) a public offering of WeightWatchers.com common stock or a private sale of the stock in which an employee holding stock is entitled to participate under the terms of the sale participation agreement entered into with Artal Luxembourg.

        The following tables set forth the number and value of securities underlying unexercised options held by each of our executive officers listed on the Summary Compensation Table above as of

December 28, 2002. None of our executive officers exercised any WeightWatchers.com options and they do not have any stock appreciation rights.

Aggregated Options
Values as of December 28, 2002

			Number of Weight Watchers Securities Underlying Unexercised Options at December 28, 2002
	Fiscal Year Ended December 28, 2002 Shares				Value of Weight Watchers Unexercised In-The-Money Options at December 28, 2002
Name	Acquired in Exercise (#)	Value Realized	Exercisable (#)	Unexercisable (#)
					Exercisable	Unexercisable
Linda Huett	—	—	308,202	115,281	$13,322,031	$4,983,021
Ann M. Sardini	—	—	—	100,000	—	$903,000
Richard McSorley	12,350	$470,257	100,579	169,393	$4,155,120	$6,997,964
Clive Brothers	20,000	$799,800	182,331	79,991	$7,881,257	$3,457,611
Robert W. Hollweg	—	—	202,331	79,991	$8,745,757	$3,457,611
	Number of WeightWatchers.com Securities Underlying Unexercised Options at December 28, 2002		Value of WeightWatchers.com In-The-Money Options at December 28, 2002		Number of Heinz Securities Underlying Unexercised Options at December 28, 2002		Value of Heinz In-The-Money Options at December 28, 2002
Name	Exercis- able (#)	Unexercis- able (#)	Exercis- able	Unexercis- able	Exercis- able (#)	Unexercis- able (#)	Exercis- able	Unexercis- able
Linda Huett	8,538	2,847	—	—	40,000	—	—	—
Ann M. Sardini	—	—	—	—	—	—	—	—
Richard McSorley	—	—	—	—	—	—	—	—
Clive Brothers	8,538	2,847	—	—	40,000	—	—	—
Robert W. Hollweg	8,538	2,847	—	—	—	—	—	—

Director Compensation

        Our executive director and our directors who are associated with The Invus Group do not receive compensation. Mr. Reed, Ms. Evans and Mr. Bard will receive (1) annual compensation in the amount of $30,000, paid quarterly, half in cash and half in our common stock; (2) $1,000 per Audit Committee meeting; (3) options for 2,000 shares of our common stock per year, with the first grant on February 6, 2002 for Mr. Reed and Ms. Evans and November 12, 2002 for Mr. Bard, at an exercise price equal to the closing price of our common stock on the day that the options are granted, the options have a five year life and vest one year after the grant date; and (4) reimbursement of reasonable out-of-pocket expenses associated with a director's role on the board of directors.

Executive Savings and Profit Sharing Plan

        We sponsor a savings plan for salaried and eligible hourly employees. This defined contribution plan provides for employer matching contributions up to 100% of the first 3% of an employee's eligible compensation. The savings plan also permits employees to contribute between 1% and 13% of eligible compensation on a pre-tax basis.

        The savings plan also contains a profit sharing component for full-time salaried employees that are not key management personnel, which provides for a guaranteed monthly employer contribution for each participant based on the participant's age and a percentage of the participant's eligible compensation. In addition, the profit sharing plan has a supplemental employer contribution component, based on our achievement of certain annual performance targets, and a discretionary contribution component.

        We also established an executive profit sharing plan, which provides a non-qualified profit sharing plan for key management personnel who are not eligible to participate in our profit sharing plan. This non-qualified profit sharing plan has similar features to our profit sharing plan.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

        The following table sets forth information regarding the beneficial ownership of our common stock by (1) all persons known by us to own beneficially more than 5% of our common stock, (2) our chief executive officer and each of the named executive officers, (3) each director and (4) all directors and executive officers as a group.

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after December 28, 2002 are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other shareholder.

        Our capital stock consists of common stock and preferred stock. As of December 28, 2002, there were 106,276,558 shares of our common stock outstanding and zero (0) shares of our preferred stock outstanding.

	As of December 28, 2002
Name of Beneficial Owner
	Shares	Percent
Artal Luxembourg(1)	64,265,825	60.5%
Linda Huett(2)(3)	402,410	*
Richard McSorley(2)(3)	195,858	*
Clive Brothers(2)(3)	276,439	*
Scott R. and Nicola Penn(2)(4)	379,075	*
Ann M. Sardini(2)	—	*
Robert W. Hollweg(2)(3)	309,965	*
Raymond Debbane(2)(5)	—	*
Marsha Johnson Evans(2)	2,363	*
Jonas M. Fajgenbaum(2)	—	*
Sacha Lainovic(2)	—	*
Sam K. Reed(2)	12,363	*
John F. Bard(2)	2,081	*
Christopher J. Sobecki(2)	—	*
All directors and executive officers as a group (13 people)(3)	1,580,554	1.5%

*
Less than 1.0%

(1)
Artal Luxembourg may be contacted at 105, Grand-Rue, L-1661 Luxembourg, Luxembourg. The parent entity of Artal Luxembourg is Artal International. The parent entity of Artal International is Artal Group. The address of Artal Group and Artal International is the same as the address of Artal Luxembourg.

(2)
Our executive officers and directors may be contacted c /o Weight Watchers International, Inc., 175 Crossways Park West, Woodbury, New York, 11797.

(3)
Includes shares subject to purchase upon exercise of options exercisable within 60 days after December 28, 2002, as follows: Ms. Huett 308,202 shares; Ms. Sardini 0 shares; Mr. and Ms. Penn 0 shares; Mr. Brothers 182,331 shares; Mr. Hollweg 202,331 shares; and Mr. McSorley 119,400 shares.

(4)
With respect to Mr. Penn, includes 87,583 shares of our common stock held by Mr. Scott Penn's spouse, Nicola Penn.

(5)
Mr. Debbane is also a director of Artal Group. Artal Group is the parent entity of Artal International which is the parent entity of Artal Luxembourg. Mr. Debbane disclaims beneficial ownership of all shares owned by Artal Luxembourg.

         The following table summarizes our equity compensation plan information as of December 28, 2002.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	4,895,906	$3.68	2,162,094
Equity compensation plans not approved by security holders	—	—	—

Total	4,895,906	$3.68	2,162,094

Item 13.    Certain Relationships and Related Transactions

Shareholders' Agreements

        Shortly after our acquisition by Artal Luxembourg, we entered into a shareholders' agreement with Artal Luxembourg and Merchant Capital, Inc., Richard and Heather Penn, Longisland International Limited, Envoy Partners and Scotiabanc, Inc. relating to their rights with respect to our common stock held by parties, other than Artal Luxembourg. Without the consent of Artal Luxembourg, transfers of our common stock by these shareholders are restricted with certain exceptions. Subsequent transferees of our common stock must, subject to limited exceptions, agree to be bound by the terms and provisions of the agreement. Additionally, this agreement provides the shareholders with the right to participate pro rata in certain transfers of our common stock by Artal Luxembourg and grants Artal Luxembourg the right to require the other shareholders to participate on a pro rata basis in certain transfers of our common stock by Artal Luxembourg.

Registration Rights Agreement

        Simultaneously with the closing of our acquisition by Artal Luxembourg, we entered into a registration rights agreement with Artal Luxembourg and Heinz. The registration rights agreement grants Artal Luxembourg the right to require us to register shares of our common stock for public sale under the Securities Act (1) upon demand and (2) in the event that we conduct certain types of registered offerings. Heinz has sold all shares of our common stock and accordingly no longer has any rights under this agreement. Merchant Capital, Inc., Richard and Heather Penn, Long Island International Limited, Envoy Partners and Scotiabanc, Inc. became parties to this registration rights agreement under joinder agreements, and each acquired the right to require us to register and sell their stock in the event that we conduct certain types of registered offerings.

Management Agreement

        Simultaneously with the closing of our acquisition by Artal Luxembourg, we entered into a management agreement with The Invus Group, Ltd., the independent investment advisor to Artal Luxembourg. Under this agreement, The Invus Group provides us with management, consulting and other services in exchange for an annual fee equal to the greater of one million dollars or one percent of our EBITDA (as defined in the indentures relating to our senior subordinated notes). This agreement has been terminated effective December 28, 2002.

Corporate Agreement

        We have entered into a corporate agreement with Artal Luxembourg. We have agreed that, so long as Artal Luxembourg beneficially owns 10% or more, but less than a majority of our then outstanding voting stock, Artal Luxembourg will have the right to nominate a number of directors approximately equal to that percentage multiplied by the number of directors on our board. This right to nominate directors will not restrict Artal Luxembourg from nominating a greater number of directors.

        We have agreed with Artal Luxembourg that both we and Artal Luxembourg have the right to:

  •
  engage in the same or similar business activities as the other party;

  •
  do business with any customer or client of the other party; and

  •
  employ or engage any officer or employee of the other party.

        Neither Artal Luxembourg nor we, nor our respective related parties, will be liable to each other as a result of engaging in any of these activities.

        Under the corporate agreement, if one of our officers or directors who also serves as an officer, director or advisor of Artal Luxembourg becomes aware of a potential transaction related primarily to the group education-based weight-loss business that may represent a corporate opportunity for both Artal Luxembourg and us, the officer, director or advisor has no duty to present that opportunity to Artal Luxembourg, and we will have the sole right to pursue the transaction if our board so determines. If one of our officers or directors who also serves as an officer, director or advisor of Artal Luxembourg becomes aware of any other potential transaction that may represent a corporate opportunity for both Artal Luxembourg and us, the officer or director will have a duty to present that opportunity to Artal Luxembourg, and Artal Luxembourg will have the sole right to pursue the transaction if Artal Luxembourg's board so determines. If one of our officers or directors who does not serve as an officer, director or advisor of Artal Luxembourg becomes aware of a potential transaction that may represent a corporate opportunity for both Artal Luxembourg and us, neither the officer nor the director nor we have a duty to present that opportunity to Artal Luxembourg, and we may pursue the transaction if our board so determines.

        If Artal Luxembourg transfers, sells or otherwise disposes of our then outstanding voting stock, the transferee will generally succeed to the same rights that Artal Luxembourg has under this agreement by virtue of its ownership of our voting stock, subject to Artal Luxembourg's option not to transfer those rights.

WeightWatchers.com Note

        On September 10, 2001, we amended and restated our loan agreement with WeightWatchers.com, increasing the aggregate commitment thereunder to $34.5 million. The note bears interest at 13% per year, beginning on January 1, 2002, which interest, except as set forth below, is paid semi-annually starting on March 31, 2002. All principal outstanding under this note is payable in six semi-annual installments, starting on March 31, 2004. The note may be prepaid at any time in whole or in part, without penalty. As of December 28, 2002, $34.5 million of principal was outstanding under this note. As WeightWatchers.com is an equity investee, and we have been the only entity providing funding through fiscal year 2001, we reduced our loan receivable balances by 100% of WeightWatchers.com's losses. Additionally, the remaining loan receivable balances were reviewed for impairment on a quarterly basis and, accordingly, during fiscal 2001 we recorded a full valuation allowance against the remaining balances.

WeightWatchers.com Warrant Agreements

        Under the warrant agreements that we entered into with WeightWatchers.com, we have received warrants to purchase an additional 6,394,997 shares of WeightWatchers.com's common stock in connection with the loans that we made to WeightWatchers.com under the note described above. These warrants will expire from November 24, 2009 to September 10, 2011 and may be exercised at a price of $7.14 per share of WeightWatchers.com's common stock until their expiration. We own 19.9% of the outstanding common stock of WeightWatchers.com, or approximately 38% on a fully diluted basis (including the exercise of all options and all the warrants we own in WeightWatchers.com).

Collateral Assignment and Security Agreement

        In connection with the WeightWatchers.com note, we entered into a collateral assignment and security agreement whereby we obtained a security interest in the assets of WeightWatchers.com. Our security interest in those assets will terminate when the note has been paid in full.

WeightWatchers.com Intellectual Property License

        We have entered into an amended and restated intellectual property license agreement with WeightWatchers.com that governs WeightWatchers.com's right to use our trademarks and materials related to the Weight Watchers program.

        The amended and restated license agreement grants WeightWatchers.com the exclusive right to (1) use any of our trademarks, service marks, logos, brand names and other business identifiers as part of a domain name for a website on the Internet; (2) use any of the domain names we own; (3) use any of our trademarks on the Internet and any other similar or related forms of interactive digital transmission that now exists or may be developed later (provided that we and our affiliates, franchisees, and licensees other than WeightWatchers.com can continue using the trademarks in connection with online advertising and promotion of activities conducted offline); and (4) use any materials related to the Weight Watchers program, including any text, artwork and photographs, and advertising, marketing and promotional materials on the Internet. The license agreement also grants WeightWatchers.com a non-exclusive right to (1) use any of our trademarks to advertise any approved activities that relate to its online weight-loss business; and (2) create derivative works. All rights granted to WeightWatchers.com must be used solely in connection with the conduct of its online weight-loss business.

        Beginning in January 2002, WeightWatchers.com began paying us a royalty of 10% of the net revenues it earns through its online activities. For fiscal 2002, the amount of this royalty was $4.2 million.

        We retain exclusive ownership of all of the trademarks and materials that we license to WeightWatchers.com and of the derivative works created by WeightWatchers.com.

        All of the rights granted to WeightWatchers.com in the license agreement are subject to our pre-existing agreements with third parties, including franchisees.

        The license agreement provides us with control over the use of its intellectual property. We have the right to approve any e-commerce activities, any materials, sublicenses, communication to consumers, products, privacy policy, strategies, marketing and operational plans WeightWatchers.com intends to use or implement in connection with its online weight-loss business. WeightWatchers.com is obligated to adhere to strict quality standards, usage guidelines and business criteria provided to WeightWatchers.com by us.

        WeightWatchers.com and we will jointly own user data collected through the website and both parties are required to adhere to the site's privacy policy.

WeightWatchers.com Service Agreement

        Simultaneously with the signing of the amended and restated intellectual property license, we entered into a service agreement with WeightWatchers.com, under which WeightWatchers.com provides the following types of services:

  •
  information distribution services, which include the hosting, displaying and distributing on the Internet of information relating to us and our affiliates and franchisees;

  •
  marketing services, which include the hosting, displaying and distributing on the Internet of information relating to our products and services such as classroom meetings, the Weight Watchers Magazine and At Home and similar products and services from our affiliates and franchisees; and

  •
  customer communication services, which include establishing a means by which customers can communicate with us on the Internet to ask questions related to our products and services and the products and services of our affiliates and franchisees.

        We are required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses. In fiscal 2002, the service fees incurred by us to WeightWatchers.com was $1.9 million.

WeightWatchers.com Shareholders' Agreement

        We entered into a shareholders' agreement with WeightWatchers.com, Inc., Artal Luxembourg and Heinz that governs our and Artal Luxembourg's relationship with WeightWatchers.com as holders of our common stock. Heinz has sold all of its shares in WeightWatchers.com back to WeightWatchers.com and thus no longer has any rights under this agreement. Subsequent transferees of ours and of Artal Luxembourg must, except for some limited exceptions, agree to be bound by the terms and provisions of the agreement.

        The shareholders' agreement imposes on us restrictions on the transfer of common stock of WeightWatchers.com until the earlier to occur of (1) September 29, 2004 and (2) WeightWatchers.com's initial public offering of common stock under the Securities Act, except for certain exceptions. We have the right to participate pro rata in certain transfers of common stock of WeightWatchers.com by Artal Luxembourg, and Artal Luxembourg has the right to require us to participate on a pro rata basis in certain transfers of WeightWatchers.com's common stock by it.

WeightWatchers.com Registration Rights Agreement

        We have entered into a registration rights agreement with WeightWatchers.com, Artal Luxembourg and Heinz with respect to our shares in WeightWatchers.com. Heinz has resold all of its shares in WeightWatchers.com back to WeightWatchers.com and thus no longer has any rights under this agreement. The registration rights agreement grants Artal Luxembourg the right to require WeightWatchers.com to register its shares of WeightWatchers.com common stock upon demand and also grants us and Artal Luxembourg rights to register and sell shares of WeightWatchers.com's common stock in the event WeightWatchers.com conducts certain types of registered offerings.

WeightWatchers.com Lease Guarantee

        The Company has guaranteed the performance of part of WeightWatchers.com's lease of its office space at 888 Seventh Avenue, New York, New York. The annual rental rate is $0.5 million plus increases for operating expenses and real estate taxes. The lease expires in September 2003.

Nellson Co-Pack Agreement

        We entered into an agreement with Nellson Nutraceutical, a former subsidiary of Artal Luxembourg, to purchase snack bar and powder products manufactured by Nellson Nutraceutical for sale at our meetings. On October 4, 2002, Nellson Nutraceutical was sold by Artal Luxembourg. Under the agreement, Nellson Nutraceutical agreed to produce sufficient snack bar products to fill our purchase orders within 30 days of Nellson Nutraceutical's receipt of these purchase orders, and we are not bound to purchase a minimum quantity of snack bar products. We purchased $24.4 million, and $18.7 million, respectively, of products from Nellson Nutraceutical during the fiscal years ended December 28, 2002 and December 29, 2001. The term of the agreement runs through December 31, 2004, and we have the option to renew the agreement for successive one-year periods by providing written notice to Nellson Nutraceutical.

Item 14. Controls and Procedures

        Based on their evaluation, as of a date within 90 days of the filing of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedule, and Report on Form 8-K.

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

(b)
.  Reports on Form 8-K

        None.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS

Items 15(a) 1&2

Pages
Consolidated Balance Sheets at December 28, 2002 and December 29, 2001	F-2
Consolidated Statements of Operations for the fiscal years ended December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal year ended April 29, 2000	F-3

Consolidated Statements of Changes in Shareholders' Equity (Deficit), Parent Company Investment and Comprehensive Income for the fiscal years ended December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal year ended April 29, 2000	F-4
Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal year ended April 29, 2000	F-5
Notes to Consolidated Financial Statements	F-6
Report of Independent Accountants	F-44

Schedule II—Valuation and Qualifying Accounts and Reserves for the fiscal years ended December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal year ended April 29, 2000	F-45

        All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AT DECEMBER 28, 2002 AND DECEMBER 29, 2001
(IN THOUSANDS)

	December 28, 2002	December 29, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,530	$23,338
Receivables (net of allowances: December 28, 2002—$707 and December 29, 2001—$726)	19,106	13,619
Inventories, net	38,583	26,205
Prepaid expenses	25,700	15,944
Deferred income taxes	4,519	4,773

TOTAL CURRENT ASSETS	145,438	83,879
Property and equipment, net	12,490	10,725
Notes and other receivables, noncurrent	243	325
Goodwill	308,199	238,409
Trademarks and other intangible assets	2,353	2,756
Deferred income taxes	131,487	136,281
Deferred financing costs, net	7,851	9,164
Other noncurrent assets	1,842	1,309

TOTAL ASSETS	$609,903	$482,848

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT) CURRENT LIABILITIES
Portion of long-term debt due within one year	$18,361	$15,699
Accounts payable	20,247	17,698
Salaries and wages	16,618	15,133
Accrued interest	8,598	7,810
Foreign currency contract payable	723	2,811
Other accrued liabilities	29,133	26,700
Income taxes	13,972	9,139
Deferred income taxes	297	—
Deferred revenue	15,432	13,020

TOTAL CURRENT LIABILITIES	123,381	108,010
Long-term debt	436,319	458,320
Deferred income taxes	3,256	3,169
Other	399	870

TOTAL LONG-TERM DEBT AND OTHER LIABILITIES	439,974	462,359
Commitments and contingencies (Note 15)
Redeemable preferred stock	—	25,996
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $0 par 1,000,000 shares authorized; 111,988 shares issued; outstanding 106,277 shares at December 28, 2002 and 105,500 shares at December 29, 2001	—	—
Treasury stock, at cost, 5,711 shares at December 28, 2002 and 6,488 shares at December 29, 2001	(23,061)	(26,196)
Accumulated equity (deficit)	73,482	(73,998)
Accumulated other comprehensive loss	(3,873)	(13,323)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	46,548	(113,517)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)	$609,903	$482,848

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2002 AND DECEMBER 29, 2001,
THE EIGHT MONTHS ENDED DECEMBER 30, 2000, AND
THE FISCAL YEAR ENDED APRIL 29, 2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 28, 2002	December 29, 2001	December 30, 2000	April 29, 2000
	(52 Weeks)	(52 Weeks)	(35 Weeks)	(53 Weeks)
Meeting fees, net	$520,723	$415,680	$184,102	$276,103
Product sales and other, net	288,921	208,190	89,073	123,471

Revenues, net	809,644	623,870	273,175	399,574
Cost of revenues	370,290	286,436	139,283	201,389

Gross profit	439,354	337,434	133,892	198,185
Marketing expenses	81,233	69,716	26,986	51,453
Selling, general and administrative expenses	61,267	73,029	34,424	53,759
Transaction costs	—	—	—	8,345

Operating income	296,854	194,689	72,482	84,628
Interest expense, net	42,299	54,537	37,125	31,079
Other expense (income), net	19,020	13,181	14,334	(13,367)

Income before income taxes, minority interest and extraordinary item	235,535	126,971	21,023	66,916
Provision for (benefit from) income taxes	91,807	(23,198)	5,857	28,323

Income before minority interest and extraordinary item	143,728	150,169	15,166	38,593
Minority interest	34	107	147	834

Income before extraordinary item	143,694	150,062	15,019	37,759
Extraordinary charge on early extinguishment of debt, net of taxes of $1,784	—	2,875	—	—

Net income	$143,694	$147,187	$15,019	$37,759

Preferred stock dividends	254	1,500	1,000	875

Net income available to common shareholders	$143,440	$145,687	$14,019	$36,884

Basic net income per share:
Income before extraordinary item	$1.35	$1.37	$0.13	$0.20
Extraordinary item, net of taxes	—	(0.03)	—	—

Net income	$1.35	$1.34	$0.13	$0.20

Diluted net income per share:
Income before extraordinary item	$1.31	$1.34	$0.13	$0.20
Extraordinary item, net of taxes		(0.03)

Net income	$1.31	$1.31	$0.13	$0.20

Weighted average common shares outstanding:
Basic	105,959	108,676	111,988	182,206

Diluted	109,663	111,623	112,171	182,206

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT),
PARENT COMPANY INVESTMENT AND COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2002 AND DECEMBER 29, 2001,
THE EIGHT MONTHS ENDED DECEMBER 30, 2000, AND
THE FISCAL YEAR ENDED APRIL 29, 2000
(IN THOUSANDS)

	Common Stock
			Treasury Stock			Accumulated Other Comprehensive Loss
					Additional Paid-in Capital		Accumulated Equity (Deficit)	Parent Company's Investment
	Shares	Amount	Shares	Amount					Total
Balance at April 24, 1999	276,430							$248,948	$248,948
Net Parent settlements								(252,883)	(252,883)
Recapitalization and settlement of Parent company investment	(164,442)	—	—	—	$(72,100)	$(12,764)	$(268,547)	3,935	(349,476)
Deferred tax asset					72,100				72,100
Comprehensive Income:
Net income							37,759		37,759
Translation adjustment						10,311			10,311

Total Comprehensive Income									48,070

Preferred stock dividend							(875)		(875)

Balance at April 29, 2000	111,988	$—	—	$—	$—	$(2,453)	$(231,663)	$—	$(234,116)
Elimination of foreign subsidiaries one month reporting lag effective April 30, 2000							1,137		1,137
Comprehensive Income:
Net income							15,019		15,019
Translation adjustment						(3,818)			(3,818)

Total Comprehensive Income									11,201

Preferred stock dividend							(1,000)		(1,000)

Balance at December 30, 2000	111,988	$—	—	$—	$—	$(6,271)	$(216,507)	$—	$(222,778)
Comprehensive Income:
Net income							147,187		147,187
Translation adjustment						(3,132)			(3,132)
Changes in fair value of derivatives accounted for as hedges, net of taxes of $2,303						(3,920)			(3,920)

Total Comprehensive Income									140,135

Preferred stock dividend							(1,500)		(1,500)
Purchase of treasury stock			6,719	(27,132)					(27,132)
Stock options exercised			(93)	375			(177)		198
Sale of common stock			(138)	561			(36)		525
Cost of public equity offering							(2,965)		(2,965)

Balance at December 29, 2001	111,988	$—	6,488	$(26,196)	$—	$(13,323)	$(73,998)	$—	$(113,517)
Comprehensive Income:
Net income							143,694		143,694
Translation adjustment, net of taxes of $835						8,205			8,205
Changes in fair value of derivatives accounted for as hedges, net of taxes of $(443)						1,245			1,245

Total Comprehensive Income									153,144

Preferred stock dividend							(254)		(254)
Stock options exercised			(777)	3,135			(1,441)		1,694
Tax benefit of stock options exercised							6,331		6,331
Cost of secondary public equity offering							(850)		(850)

Balance at December 28, 2002	111,988	$—	5,711	$(23,061)	$—	$(3,873)	$73,482	$—	$46,548

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED DECEMBER 28, 2002 AND DECEMBER 29, 2001,
THE EIGHT MONTHS ENDED DECEMBER 30, 2000, AND
THE FISCAL YEAR ENDED APRIL 29, 2000
(IN THOUSANDS)

	December 28, 2002	December 29, 2001	December 30, 2000	April 29, 2000
	(52 Weeks)	(52 Weeks)	(35 Weeks)	(53 Weeks)
Operating activities:
Net income	$143,694	$147,187	$15,019	$37,759
Adjustments to reconcile net income to cash provided by operating activities: Depreciation and amortization	4,738	13,243	6,607	9,286
Amortization of deferred financing costs	1,313	2,097	1,282	1,112
Deferred tax provision (benefit)	4,566	(71,069)	104	8,541
Unrealized (gain) loss on derivative instruments	(174)	1,125	(5,815)	499
Accounting for equity investment	—	17,344	17,604	—
Elimination of foreign subsidiaries one month reporting lag	—	—	1,206	—
Allowance for doubtful accounts	233	6,330	198	(385)
Reserve for inventory obsolescence, other	2,754	2,718	3,993	3,360
Foreign currency exchange rate loss (gain)	17,224	(6,496)	—	—
Extraordinary charges from early extinguishment of debt	—	2,875	—	—
Tax benefit of stock options exercised	6,331	—	—	—
Other items, net	(156)	191	(954)	(2,492)
Changes in cash due to:
Receivables	(5,099)	231	(2,746)	13,424
Inventories	(12,443)	(11,895)	(8,902)	(5,177)
Prepaid expenses	(9,131)	(5,605)	(3,592)	(801)
Due from related parties	—	—	241	(14,765)
Accounts payable	1,594	5,201	(303)	(1,512)
Accrued liabilities	1,965	3,143	6,862	5,281
Deferred revenue	2,126	7,290	1,043	(1,753)
Income taxes	5,403	7,654	(2,975)	(2,492)

Cash provided by operating activities	164,938	121,564	28,872	49,885

Investing activities:
Capital expenditures	(4,889)	(3,834)	(3,626)	(1,874)
Advances and interest in equity investment	—	(17,344)	(15,604)	—
Cash paid for acquisitions	(68,148)	(97,877)	—	—
Acquisitions of minority interest	—	—	(2,400)	(15,900)
Other items, net	(827)	(1,063)	3	(1,867)

Cash used for investing activities	(73,864)	(120,118)	(21,627)	(19,641)

Financing activities:
Net increase (decrease) in short-term borrowings	254	748	(34)	(5,455)
Proceeds from borrowings	58,500	60,042	—	491,260
Repurchase of common stock	—	—	—	(324,476)
Payment of dividends	(1,249)	(1,500)	(879)	(2,796)
Payments on long-term debt	(93,838)	(50,813)	(7,060)	(3,530)
Redemption of redeemable preferred stock	(25,000)	—	—	—
Deferred financing cost	—	(2,406)	—	(15,861)
Net Parent settlements	—	—	—	(131,030)
Purchase of treasury stock	—	(27,132)	—	—
Cost of public equity offering	(850)	(1,017)	—	—
Proceeds from sale of common stock	—	525	—	—
Proceeds from stock options exercised	1,694	198	—	—

Cash (used for) provided by financing activities	(60,489)	(21,355)	(7,973)	8,112

Effect of exchange rate changes on cash and cash equivalents	3,607	(1,254)	1,186	(13,828)

Net increase (decrease) in cash and cash equivalents	34,192	(21,163)	458	24,528
Cash and cash equivalents, beginning of fiscal year/period	23,338	44,501	44,043	19,515

Cash and cash equivalents, end of fiscal year/period	$57,530	$23,338	$44,501	$44,043

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. Basis of Presentation

        Weight Watchers International, Inc. and subsidiaries (the "Company") operates and franchises territories offering weight loss and control programs through the operation of classroom type meetings to the general public in the United States, Canada, Mexico, the United Kingdom, Continental Europe, Australia, New Zealand, South Africa, and Brazil.

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

        Simultaneous with the Transaction, the Company entered into a Registration Rights Agreement with Artal, under which the Company is obligated at the request of Artal, to register its common stock with the Securities and Exchange Commission and pay all costs associated with such registration. As a result, all costs incurred in connection with the Company's common stock offering have been recorded in shareholders' equity (deficit).

Secondary Stock Offering:

        On September 23, 2002, the Company completed the secondary offering of 15,000 shares of common stock at an initial price of $42.00 per share. The Company did not receive any of the proceeds from the sale of shares of the Company's common stock pursuant to this secondary offering.

2. Summary of Significant Accounting Policies

Change in Fiscal Year:

        The Company changed its fiscal year from the last Saturday of April to the Saturday closest to December 31st effective with the eight months commencing April 30, 2000.

        The following table presents certain financial information for the eight months ended December 30, 2000 and December 18, 1999.

	Eight Months Ended
	December 2000 (35 Weeks)	December 1999 (34 Weeks)
		(Unaudited)
Revenues, net	$273,175	$236,974
Gross profit	$133,892	$114,592
Income before income taxes and minority interest	$21,023	$39,020
Provision for income taxes	$5,857	$15,150
Income before minority interest	$15,166	$23,870
Minority interest	$147	$694
Net Income	$15,019	$23,176

Consolidation:

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In order to facilitate timely reporting in prior periods, certain foreign subsidiaries ended their fiscal years one month prior to the Company's fiscal year end with no material impact on the consolidated financial statements. The one-month lag was eliminated effective April 30, 2000. The effect on net income of these subsidiaries for the period March 31, 2000 through April 29, 2000 was $1,137 and was adjusted to opening accumulated equity (deficit) at April 30, 2000.

Use of Estimates:

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on going basis, the Company evaluates its estimates and judgments, including those related to customer programs and incentives, inventories, investments, intangible assets, income taxes, financing operations, restructuring costs, and contingencies and litigation. The Company bases its estimates on historical experience and on various other factors and assumptions that the Company believes to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ from these estimates.

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

Cash Equivalents:

        Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less. Cash balances may, at times, exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

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

Impairment of Long Lived Assets:

        The Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

        Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of". SFAS

No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the exemption to consolidate when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Intangibles:

        Effective December 30, 2001, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company is no longer required to amortize indefinite life goodwill and intangible assets as a charge to earnings but is required to conduct an annual review of goodwill and other intangible assets for potential impairment.

        Prior to fiscal 2002, goodwill, trademarks and other intangibles arising from acquisitions, including the acquisition of previously franchised areas, were being amortized on a straight-line basis over periods ranging from 3 to 40 years. Amortization of goodwill, trademarks and other intangibles for the fiscal year ended December 29, 2001, the eight months ended December 30, 2000, and the fiscal year ended April 29, 2000 was $10,511, $4,515 and $6,304, respectively. Amortization of definite lived trademarks and other intangibles for the fiscal year ended December 28, 2002 was $951. See Note 4.

        The Company accounts for software costs under the AICPA Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP No. 98-1 requires capitalization of certain costs incurred in connection with developing or obtaining internally used software. Software costs are amortized over 3 to 5 years.

Revenue Recognition:

        The Company earns revenue by conducting meetings, selling products and aids in its meetings and to its franchisees, collecting commissions from franchisees operating under the Weight Watchers name and collecting royalties related to licensing agreements. Revenue is recognized when registration fees are paid, services are rendered, products are shipped to customers and title and risk of loss pass to the customer, and commissions and royalties are earned. Deferred revenue, consisting of prepaid lecture income, is amortized into income over the period earned. From time to time, the Company provides various discounts to customers, including free registration offers, which are deducted from gross revenue.

Advertising Costs:

        Advertising costs consist primarily of national and local direct mail, television, and spokesperson's fees. All costs related to advertising are expensed in the period incurred, except for TV and radio media related costs which are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal year ended April 29, 2000 were $78,293, $66,749, $25,792 and $48,027, respectively.

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

Derivative Instruments and Hedging:

        The Company enters into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce the currency risk associated with fluctuating exchange rates. These contracts are used primarily to hedge certain inter-company cash flows and for payments arising from some of the Company's foreign currency denominated obligations. In addition, the Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt.

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

Deferred Financing Costs:

        Deferred financing costs consist of costs associated with the establishment of the Company's credit facilities resulting from the Transaction. During the fiscal year ended December 29, 2001, the Company incurred additional deferred financing costs of $2,406 associated with the Weighco acquisition and refinancing of its credit facilities. Such costs are being amortized using the interest rate method over the term of the related debt. Amortization expense for the fiscal years ended December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000 and the fiscal year ended April 29, 2000 was $1,313, $2,097, $1,282 and $1,112, respectively. In connection with the refinancing of its credit facilities, the Company recognized an extraordinary charge on the early extinguishment of debt in the fiscal year ended December 29, 2001 of $2,875, net of taxes. See Note 6.

Comprehensive Income:

        Other comprehensive income represents the change in shareholders' equity (deficit) resulting from transactions other than shareholder investments and distributions. The Company's comprehensive income includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations. The cumulative balance of changes in fair value of derivative instruments is $(2,675) and $(3,920) at December 28, 2002 and December 29, 2001, respectively. The cumulative balance of the effects of foreign currency translations is $(1,198) and $(9,403) as of December 28, 2002 and December 29, 2001, respectively.

Stock Based Compensation:

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure",—an amendment of FAS 123, FAS 148 provides two additional alternative transition methods for recognizing an entities voluntary decision to change its method of accounting for stock-based employee compensation to the fair value method. In addition, FAS 148 amends the disclosure requirements of FAS 123 so that entities under the intrinsic value method of APB 25 will be required to disclose the pro forma effect of using the fair value method for any period for which an income statement is presented. The disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted FAS 123 for recognition purposes. FAS 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material impact on its consolidated financial position, results of operations, or cash flows.

        At December 28, 2002, the Company had stock-based employee compensation plans, which are described more fully in Note 10. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No compensation expense for employee stock options is reflected in earnings, as all options granted under the plans had an exercise price equal to the market value of the common stock on the date of grant.

2. Summary of Significant Accounting Policies (Continued)

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the fiscal years ended December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000 and the fiscal year ended April 29, 2000:

	December 28, 2002	December 29, 2001	Eight Months Ended December 30, 2000	April 29, 2000
Net income, as reported	$143,694	$147,187	$15,019	$37,759
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all stock options awards, net of related tax effect	696	558	35	589

Pro forma net income	$142,998	$146,629	$14,984	$37,170

Earnings per share: Basic—as reported	$1.35	$1.34	$0.13	$0.20

Basic—pro forma	$1.35	$1.34	$0.12	$0.20

Diluted—as reported	$1.31	$1.31	$0.13	$0.20

Diluted—pro forma	$1.30	$1.31	$0.13	$0.20

Recently Issued Accounting Standards:

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for the Company beginning December 29, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its consolidated financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, the Company will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires the disclosure of certain guarantees existing at December 28, 2002. In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities initiated or modified after December 31, 2002. Accordingly, the

Company will apply the recognition provisions of Interpretation No. 45 prospectively to guarantee activities initiated after December 31, 2002. Refer to Note 12 on discussion of WeightWatchers.com lease guarantee.

        The FASB recently issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. Interpretation No. 46 is effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and on June 29, 2003 for variable interest entities created prior to February 1, 2003. The Company is currently reviewing Interpretation No. 46 to determine its impact, if any, on the Company's consolidated financial position, results of operations, or cash flows.

Reclassification:

        Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Acquisitions

        During fiscal 2002 and 2001, the Company acquired the assets of five of its franchises as outlined below.

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

        On January 18, 2002, the Company completed the acquisition of the assets of one of its franchisees, Weight Watchers of North Jersey, Inc., pursuant to the terms of an Asset Purchase Agreement executed on December 31, 2001 among Weight Watchers of North Jersey, Inc., the Company and Weight Watchers North America, Inc. Substantially all of the purchase price in excess of the net assets acquired has been recorded as goodwill. The purchase price for the acquisition was

$46,500. The acquisition was financed through additional borrowings from the Company's Revolving Credit Facility under its Amended and Restated Credit Agreement, as amended on January 16, 2001 and December 21, 2001 (the "Credit Facility"). This borrowing was subsequently repaid by the end of the second quarter 2002. See Note 6.

        Acquired assets in total for 2002 of $461 include inventory ($155), property and equipment ($282) and other assets ($24). The excess of the aggregate purchase price over the assets acquired was allocated to goodwill.

        On September 4, 2001, the Company completed the acquisition of the assets of Weight Watchers of Oregon, Inc., for an aggregate purchase price of $13,500. Substantially all of the purchase price in excess of the net assets acquired was recorded as goodwill.

        On January 16, 2001, the Company completed the acquisition of the assets of one of its largest franchised territories, Weighco Enterprises, Inc., Weighco of Northwest, Inc., and Weighco of Southwest, Inc. (collectively, "Weighco"), for an aggregate purchase price of $83,800 plus acquisition costs of $577. Assets acquired included inventory ($1,884) and property and equipment ($1,801). The excess of investment over the net book value of assets acquired at the date of acquisition resulted in goodwill of $80,692. The acquisition was financed through additional borrowings of $60,000 obtained pursuant to the Company's Credit Facility, and cash from operations.

        The following table presents unaudited pro forma financial information that reflects the consolidated results of operations of the Company, including Weighco, as if the acquisition had occurred as of the beginning of the period. This pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated companies. The impact of fiscal 2002 acquisitions was not material to the results of operations, and therefore pro forma information is not included for these acquisitions.

Pro Forma Eight Months Ended December 30, 2000
Revenue	$306,509
Net income	$17,257
Per share information:
Basic and diluted earnings per share	$0.15

4. Goodwill and Intangible Assets

        In accordance with SFAS No. 142, the Company no longer amortizes goodwill. The Company performed a fair value impairment test as of December 28, 2002 on its goodwill which determined that no impairment loss was necessary. Unamortized goodwill is due mainly to acquisitions of the Company's franchised territories. For the fiscal year ended December 28, 2002, goodwill increased due to the acquisitions of Weight Watchers of North Jersey, Inc. ($46,309), Weight Watchers of San Diego and The Inland Empire, Inc. ($10,804), Weight Watchers of Raleigh Durham ($10,575) and due to the translation of the assets of the Company's foreign subsidiaries into U.S. Dollars ($2,102).

        Also, in accordance with SFAS No. 142, aggregate amortization expense for definite lived intangible assets was recorded in the amounts of $951, $729, $338 and $512 for the fiscal years ended December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000 and the fiscal year ended April 29, 2000, respectively.

        The carrying amount of amortized intangible assets as of December 28, 2002 and December 29, 2001 was as follows:

	December 28, 20002		December 29, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software cost	$9,488	$9,097	$9,427	$8,852
Trademarks	7,223	6,674	6,871	6,501
Non-compete Agreement	1,200	575	1,200	275
Other	3,985	3,197	3,982	3,096

	$21,896	$19,543	$21,480	$18,724

        Estimated amortization expense of definite lived intangible assets for the next five fiscal years is as follows:

2003	$766
2004	$619
2005	$201
2006	$133
2007	$96

        As required by SFAS No. 142, the results for the fiscal year ended December 29, 2001 have not been restated. A reconciliation of net income, as if SFAS No. 142 had been adopted, is presented below for the fiscal years ended December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal year ended April 29, 2000:

	Fiscal Years Ended
	December 28, 2002	December 29, 2001	Eight Months Ended December 30, 2000	Fiscal Years Ended April 29, 2000
Reported net income available to common shareholders	$143,440	$145,687	$14,019	$36,884
Addback: goodwill amortization (net of tax)		6,357	2,640	3,765

Adjusted net income available to common shareholders	$143,440	$152,044	$16,659	$40,649

Basic earnings per share: Reported net income available to common shareholders	$1.35	$1.34	$0.13	$0.20
Addback: goodwill amortization (net of tax)		0.06	0.02	0.02

Adjusted net income available to common shareholders	$1.35	$1.40	$0.15	$0.22

Diluted earnings per share: Reported net income available to common shareholders	$1.31	$1.31	$0.13	$0.20
Addback: goodwill amortization (net of tax)		0.06	0.02	0.02

Adjusted net income available to common shareholders	$1.31	$1.37	$0.15	$0.22

5. Property and Equipment

        The components of property and equipment were:

	December 28, 2002	December 29, 2001
Leasehold improvements	$18,522	$18,059
Equipment	41,193	36,071

	59,715	54,130
Less: Accumulated depreciation and amortization	47,360	43,494

	12,355	10,636
Construction in progress	135	89

	$12,490	$10,725

        Depreciation and amortization expense of property and equipment for the fiscal years ended December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal year ended April 29, 2000 was $3,789, $2,732, $2,162 and $2,982, respectively.

6. Long-Term Debt

	December 28, 2002		December 29, 2001
	Balance	Effective rate	Balance	Effective rate
EURO 100.0 million 13% Senior Subordinated Notes due 2009	$104,380	13.00%	$88,380	13.00%
US $150.0 million 13% Senior Subordinated Notes due 2009	150,000	13.00%	150,000	13.00%
Term A Loan due 2005	44,834	3.76%	63,639	6.95%
Term B Loan due 2007	97,618	4.46%	108,000	8.25%
Transferable Loan Certificate due 2007	57,848	4.40%	64,000	8.25%

	454,680		474,019
Less Current Portion	18,361		15,699

	$436,319		$458,320

        In connection with the Transaction, the Company entered into the Credit Facility with The Bank of Nova Scotia, Credit Suisse First Boston and certain other lenders providing (i) a $75,000 term loan A facility ("Term Loan A"), (ii) a $75,000 term loan B facility ("Term Loan B"), (iii) an $87,000 transferable loan certificate ("TLC") and (iv) a revolving credit facility with borrowings up to $30,000 ("Revolving Credit Facility"). The Credit Facility was amended and restated on January 16, 2001 to provide for an additional $50,000 in borrowings in connection with the acquisition of Weighco (see Note 3) as follows: (i) Term Loan A was increased by $15,000, (ii) the Revolving Credit Facility was increased by $15,000 to $45,000 and (iii) a new $20,000 term loan D facility ("Term Loan D"). On December 21, 2001, the Amended and Restated Credit Facility dated January 16, 2001 was refinanced as follows: (i) Term Loan B, Term Loan D and the TLC in the amount of $71,000, $19,000 and $82,000, respectively were repaid and replaced with a new Term Loan B of $108,000 and a new TLC of $64,000. No additional borrowings were incurred. Borrowings under the Credit Facility are paid quarterly and bear interest at a rate equal to LIBOR plus (a) in the case of Term Loan A and the Revolving Credit Facility, 1.75% or, at the Company's option, the alternate base rate, as defined, plus 0.75% and, (b) in the case of Term Loan B and the TLC, 2.50% or, at the Company's option, the alternate base rate plus 1.50%. At December 28, 2002, the interest rates were 3.15% for Term Loan A, 4.31% for Term Loan B, and 4.32% for the TLC. All assets of the Company collateralize the Credit Facility.

        In addition, as part of the Transaction, the Company issued $150,000 USD denominated and 100,000 EUR denominated principal amount of 13% Senior Subordinated Notes due 2009 (the "Notes") to qualified institutional buyers. At December 28, 2002 and December 29, 2001, the 100,000 EUR notes translated into $104,380 and $88,380 USD denominated equivalent, respectively. The unrealized impact of the change in foreign exchange rates related to euro denominated debt is reflected in other expenses (income), net. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year. The Company uses interest rate swaps and foreign currency forward contracts in association with its debt. As of December 28, 2002, 24% of the Company's EUR 100,000 Senior Subordinated Notes are effectively hedged through the use of a cash flow hedge. The Notes are uncollateralized senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Credit Facility. The notes are guaranteed by certain subsidiaries of the Company.

        The Credit Facility and the Notes contain a number of covenants that, among other things, restrict the Company's ability to dispose of assets, incur additional indebtedness, or engage in certain transactions with affiliates and otherwise restrict the Company's corporate activities. In addition, under the Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage and interest coverage ratios and maximum leverage ratios. The Credit Facility and the Notes also restrict the Company's ability to pay dividends and redeem the Notes.

        The aggregate amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:

2003	$18,361
2004	16,055
2005	15,511
2006	1,567
2007	148,806
2008 and thereafter	254,380

$454,680

7. Redeemable Preferred Stock

        The Company issued one million shares of Series A Preferred Stock to Heinz in conjunction with the Transaction. On March 1, 2002, the Company redeemed from Heinz all of the Company's Series A Preferred Stock for a redemption price of $25,000 plus accrued and unpaid dividends. The redemption was financed through additional borrowings of $12,000 under the Revolving Credit Facility, which was repaid by the end of the second quarter 2002, and cash from operations.

8. Treasury Stock

        On April 18, 2001, the Company entered into a Put/Call Agreement with Heinz, pursuant to which Heinz acquired the right and option to sell during the period ending on or before May 15, 2002, and the Company acquired the right and option to purchase after that date and on or before August 15, 2002, 6,719 shares of the common stock of the Company owned by Heinz. Under this agreement, during the fiscal year ended December 29, 2001, Heinz sold all of its shares to the Company at fair value for an aggregate purchase price of $27,132, which was funded with cash from operations. Heinz no longer holds any common stock of the Company.

9. Earnings Per Share

        Basic earnings per share ("EPS") computations are calculated utilizing the weighed average number of common shares outstanding during the periods presented. Diluted EPS includes the weighted average number of common shares outstanding and the effect of common stock equivalents. The following table sets forth the computation of basic and diluted EPS.

	December 28, 2002	December 29, 2001	Eight Months Ended December 30, 2000	April 29, 2000
Numerator:
Net income	$143,694	$147,187	$15,019	$37,759
Preferred stock dividends	254	1,500	1,000	875

Numerator for basic and diluted EPS-income available to common shareholders	$143,440	$145,687	$14,019	$36,884

Numerator for basic and diluted EPS-extraordinary item, net of taxes	$—	$2,875	$—	$—

Numerator for basic and diluted EPS-income before extraordinary item	$143,440	$148,562	$14,019	$36,884

Denominator:
Denominator for basic EPS-weighted-average shares	105,959	108,676	111,988	182,206
Effect of dilutive securities: Stock options	3,704	2,947	183

Denominator for diluted EPS-weighted-average shares	109,663	111,623	112,171	182,206

EPS:
Basic EPS:
Income before extraordinary item	$1.35	$1.37	$0.13	$0.20
Extraordinary item, net of taxes	—	(0.03)	—	—

Net income	$1.35	$1.34	$0.13	$0.20

Diluted EPS:
Income before extraordinary item	$1.31	$1.34	$0.13	$0.20
Extraordinary item, net of taxes	—	(0.03)	—	—

Net income	$1.31	$1.31	$0.13	$0.20

10.    Stock Plans

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

        Under the option component of the Plan, grants may take the following forms at the committee's sole discretion: Incentive Stock Options, Other Stock Options (other than incentive options), Stock Appreciation Rights, Restricted Stock, Purchase Stock, Dividend Equivalent Rights, Performance Units, Performance Shares and Other Stock—Based Grants. The maximum number of shares available for grant under this plan was 5,647 shares of authorized common stock as of the effective date of the Plan. In 2001, the number of shares available for grant was increased to 7,058 shares.

        Pursuant to the option component of the Plan, the board of directors authorized the Company to enter into agreements under which certain members of management received Non-Qualified Time and Performance Stock Options providing them the opportunity to purchase shares of the Company's common stock at an exercise price of $2.13 to $43.70. The options are exercisable based on the terms outlined in the agreement. The exercise price was equivalent to the fair market value at the date of grant.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 28, 2002	December 29, 2001	Eight Months Ended December 30, 2000	April 29, 2000
Dividend yield	0%	0%	0%	0%
Volatility	34.5%	34.6%	0%	0%
Risk-free interest rate	3.5%-5.2%	5.1%-5.4%	5.9%-6.3%	6.5%-6.7%
Expected term (years)	7.0	7.5	10	10

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

        A summary of the Company's stock option activity is as follows:

	December 28, 2002		December 29, 2001		Eight Months Ended December 30, 2000		April 29, 2000
	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding,
Beginning of year	5,671	$2.35	5,301	$2.13	4,934	$2.13	—	—
Granted	181	$37.37	731	$3.89	494	$2.13	4,934	$2.13
Exercised	(776)	$2.18	(93)	$2.13	—	$—	—	—
Cancelled	(180)	$2.28	(268)	$2.13	(127)	$2.13	—	—

Options outstanding, end of year	4,896	$3.68	5,671	$2.35	5,301	$2.13	4,934	$2.13
Options exercisable, end of year	2,950	$2.26	2,479	$2.19	1,325	$2.13	164	$2.13
Options available for grant, end of year	2,162		1,387		346		713
Weighted average fair value of options granted during the year		$17.41		$1.89		$0.98		$1.03

        The following table summarizes information about stock options outstanding at December 28, 2002 by range of exercise price:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Shares Outstanding		Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$2.13 — $2.34	4,084	7.1	$2.13	2,738	$2.13
$4.04	631	8.5	$4.04	212	$4.04
$36.00 — $43.70	181	9.4	$37.37	—	$—

	4,896			2,950

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

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Eight Months Ended December 30, 2000	April 29, 2000
Dividend yield	0%	0%
Volatility	0%	0%
Risk-free interest rate	5.9%-6.3%	6.5%
Expected term (years)	10	10

        A summary of the Company's stock option activity is as follows:

	December 28, 2002		December 29, 2001		Eight Months Ended December 30, 2000		April 29, 2000
	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Options outstanding, Beginning of year	164	$0.50	173	$0.50	159	$0.50	—
Granted	—		—		14	$0.50	159	$0.50
Exercised	—		—		—		—
Cancelled	(12)	$0.50	(9)	$0.50	—		—

Options outstanding, end of year	152	$0.50	164	$0.50	173	$0.50	159	$0.50
Options exercisable, end of year	115	$0.50	84	$0.50	43	$0.50	—	$0.50
Options available for grant, end of year	248		236		227		241
Weighted average fair value of options granted during the year						$0.23		$0.16

        The weighted average remaining contractual life of options outstanding at December 28, 2002 was 7.3 years.

11. Income Taxes

        The following tables summarize the provision (benefit) for U.S. federal, state and foreign taxes on income:

	December 28, 2002	December 29, 2001	Eight Months Ended December 30, 2000	April 29, 2000
Current:
U.S federal	$55,670	$27,550	$234	$5,727
State	14,650	7,203	200	2,464
Foreign	16,921	11,394	5,319	11,591

	$87,241	$46,147	$5,753	$19,782

Deferred:
U.S federal	$4,565	$(59,665)	$—	$7,800
State	397	(5,494)		368
Foreign	(396)	(4,186)	104	373

	$4,566	$(69,345)	$104	$8,541

Total tax provision (benefit)	$91,807	$(23,198)	$5,857	$28,323

        The components of income before income taxes, minority interest and extraordinary item consist of the following:

	December 28, 2002	December 29, 2001	Eight Months Ended December 30, 2000	April 29, 2000
Domestic	$185,610	$92,903	$9,399	$33,538
Foreign	49,925	34,068	11,624	33,378

	$235,535	$126,971	$21,023	$66,916

        The difference between the U.S. federal statutory tax rate and the Company's consolidated effective tax rate are as follows:

	December 28, 2002	December 29, 2001	Eight Months Ended December 30, 2000	April 29, 2000
U.S. federal statutory rate	35.0%	35.0%	35.0%	35.0%
Foreign income taxes	(0.2)	0.8	4.0	1.7
States' income taxes (net of federal benefit)	4.0	0.9	0.6	2.6
Goodwill amortization	—	0.2	1.0	0.4
Other	0.2	(1.6)	1.3	2.6
Valuation allowance	—	(53.6)	(14.0)	—

Effective tax rate	39.0%	(18.3%)	27.9%	42.3%

        The deferred tax assets and deferred tax (liabilities) recorded on the balance sheet are as follows:

	December 28, 2002	December 29, 2001
Depreciation/amortization	$446	$509
Provision for estimated expenses	1,187	1,756
Operating loss carryforwards	3,708	4,186
WW.com loan	13,455	12,765
Other	722	411
Amortization	116,437	127,571

Total deferred tax assets	$135,955	$147,198

Deferred income	$(637)	$(5,799)
Other	(2,865)	(3,514)

Total deferred tax liabilities	$(3,502)	$(9,313)

Net deferred tax assets	$132,453	$137,885

11. Income Taxes (Continued)

        On September 29, 1999, the Company effected a recapitalization and stock purchase agreement with its former parent, Heinz. For U.S. tax purposes, the Transaction was treated as a taxable sale under IRC section 338(h)(10), resulting in a step-up in the tax basis of net assets and, recognition of a deferred tax asset in the amount of $144,200. At the time of the Transaction, the Company determined that it was more likely than not that a portion of the deferred tax asset would not be utilized. Therefore, a valuation allowance of $72,100 was established against the corresponding deferred tax asset. Based on the Company's performance since the Transaction, the Company determined that the valuation allowance was no longer required. Accordingly, the provision for taxes for the fiscal year ended December 29, 2001 includes a one-time reversal (credit) of the remaining balance of the valuation allowance of $71,903 related to the Transaction.

        As of December 28, 2002 and December 29, 2001, various foreign subsidiaries of the Company had net operating loss carry forwards of approximately $12,359 and $13,953, respectively, which can be carried forward indefinitely.

        As of December 29, 2001, the Company's undistributed earnings of foreign subsidiaries are no longer considered to be reinvested permanently. The Company will record a deferred tax liability or asset, if any, based on the expected type of taxable or deductible amounts in future years, taking into account any related foreign tax credits and withholding taxes. No deferred tax liability or asset was required to be recorded for undistributed earnings of foreign subsidiaries as of December 28, 2002 and December 29, 2001.

12. Related Party Transactions

WeightWatchers.com:

        On September 29, 1999, the Company entered into a subscription agreement with WeightWatchers.com, Artal and Heinz under which Artal, Heinz and the Company purchased common stock of WeightWatchers.com for a nominal amount. The Company owns approximately 19.9% of WeightWatchers.com's common stock while Artal owns approximately 72.7% of WeightWatchers.com's common stock. The Company accounts for its investment in WeightWatchers.com under the equity method of accounting.

        Under the agreement with WeightWatchers.com, the Company granted it an exclusive license to use its trademarks, copyrights and domain names on the Internet in connection with its online weight-loss business. The license agreement provides the Company with control of how its intellectual property is used. In particular, the Company has the right to approve WeightWatchers.com's e-commerce activities, strategies and operational plans, marketing programs, privacy policy and materials publicly displayed on the Internet.

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

Loan Agreement:

        Pursuant to the amended loan agreement dated September 20, 2001 between the Company and WeightWatchers.com, through fiscal year 2001, the Company provided loans to WeightWatchers.com aggregating $34,500. The Company has no further obligation to provide funding to WeightWatchers.com. Beginning on January 1, 2002, the note bears interest at 13% per year and beginning March 31, 2002, interest has been and shall be paid to the Company semi-annually. All principal outstanding under the agreement is payable in six semi-annual installments commencing on March 31, 2004. For the year ended December 28, 2002, the Company recorded interest income of $4,454 on the note. As of December 28, 2002, the interest receivable balance was $1,106, and is included within receivables, net. As WeightWatchers.com is an equity investee, and the Company has been the only entity providing funding through fiscal year 2001, the Company reduced its loan receivable balances by 100% of WeightWatchers.com's losses. Additionally, the remaining loan receivable balances were reviewed for impairment on a quarterly basis and, accordingly, during fiscal 2001 the Company recorded a full valuation allowance against the remaining balances.

Intellectual Property License:

        The Company entered into an amended and restated intellectual property license agreement dated September 29, 2001 with WeightWatchers.com. In fiscal 2002, the Company began earning royalties pursuant to the agreement. For the year ended December 28, 2002, the Company recorded royalty income of $4,175 which was included in product sales and other, net. As of December 28, 2002, the receivable balance was $1,280 and is included within receivables, net.

Service Agreement:

        Simultaneously with the signing of the amended and restated intellectual property license agreement, the Company entered into a service agreement with WeightWatchers.com, under which WeightWatchers.com provides certain types of services. The Company is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses. The Company recorded service expense for the year ended December 28, 2002 of $1,862 and $554 for the year ended December 29, 2001, all of which was included in marketing expenses. The accrued service payable at December 28, 2002 and December 29, 2001 was $484 and $554, respectively, and is netted against receivables, net.

Lease Guarantee:

        The Company has guaranteed the performance of part of WeightWatchers.com's lease of its office space at 888 Seventh Avenue, New York, New York. The annual rent is $459 plus increases for operating expenses and real estate taxes. The lease expires in September 2003.

Nellson Agreement:

        On November 30, 1999, the Company entered into an agreement with Nellson Neutraceutical, Inc. ("Nellson"), which up until October 4, 2002 was a wholly-owned subsidiary of Artal, to purchase nutrition bar products manufactured by Nellson for sale at the Company's meetings. Under the agreement, Nellson agrees to produce sufficient nutrition bar products to fill the Company's purchase orders within 30 days of receipt. The Company is not bound to purchase a minimum quantity of nutrition bar products. The term of the agreement runs through December 31, 2004, and the Company has the option to renew the agreement for successive one-year periods by providing written notice to Nellson. Management believes the provisions of the agreement are comparable to those the Company would receive from a third party. Total purchases from Nellson for the fiscal years ended December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal year ended April 29, 2000 were $24,351, $18,706, $4,936 and $4,301, respectively. These purchases represent approximately 21%, 22%, 13% and 12% of total inventory purchases for the fiscal years ended December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal year ended April 29, 2000, respectively.

Management Agreement:

        Simultaneously with the closing of the Company's acquisition by Artal, the Company entered into a management agreement with The Invus Group, Ltd. ("Invus"), the independent investment advisor to Artal. Under this agreement, Invus provides the Company with management, consulting and other services in exchange for an annual fee equal to the greater of $1,000 or one percent of the Company's EBITDA (as defined in the indentures relating to the Company's senior subordinated notes), plus any related out-of-pocket expenses. This agreement has been terminated effective December 28, 2002. These management fees, recorded in other expenses (income), net for the fiscal years ended December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal year ended April 29, 2000 were $2,838, $1,926, $683 and $583, respectively.

Heinz:

        At the closing of the Transaction, the Company granted to Heinz an exclusive worldwide, royalty-free license to use the Custodial Trademarks (or any portion covering food and beverage products) in connection with Heinz licensed products. Heinz will pay the Company an annual fee of $1,200 for five years in exchange for the Company serving as the custodian of the Custodial Trademarks.

        As of December 29, 2001, other accrued liabilities includes $2,888 primarily consisting of food royalties received on behalf of Heinz.

        Certain of Heinz' general and administrative expenses were allocated to the Company. Total costs allocated include charges for salaries of corporate officers and staff and other Heinz corporate overhead. Total costs charged to the Company for these services were $1,000 for the fiscal year ended April 29, 2000.

        In addition, Heinz charged the Company for its share of group health insurance costs for eligible Company employees based upon location specific costs, overall insurance costs and loss experience incurred during a calendar year. In addition, various other insurance coverages were also provided to the Company through Heinz' consolidated programs. Workers compensation, auto, property, product liability and other insurance coverages are charged directly based on the Company's loss experience. Amounts charged to the Company for insurance costs were $3,800 for the fiscal year ended April 29, 2000 and are recorded in selling, general and administrative expenses in the accompanying statements of operations. Pension costs and postretirement costs were also charged to the Company based upon eligible employees participating in the Plans.

        Total costs charged to the Company by Heinz for other miscellaneous services were $93 for the fiscal year ended April 29, 2000 and were recorded in selling, general and administrative expenses in the accompanying statement of operations.

        The Company maintained a cash management arrangement with Heinz. On a daily basis, all available domestic cash was deposited and disbursements were withdrawn. Heinz charged the Company interest on the average daily balance maintained in an intercompany account. Net interest expense related to this arrangement included in the statements of operations was $1,700 for the fiscal year ended April 29, 2000. The interest rate charged to or received by the Company was 5.5% in the fiscal year ended April 29, 2000.

13. Employee Benefit Plans

Weight Watchers Sponsored Plans:

        Effective September 29, 1999, the net assets of the Heinz sponsored employee savings plan were transferred to the Weight Watchers sponsored plan upon execution of the Transaction. The Company sponsors the Weight Watchers Savings Plan (the "Savings Plan") for salaried and hourly employees. The Savings Plan is a defined contribution plan which provides for employer matching contributions up to 100% of the first 3% of an employee's eligible compensation. The Savings Plan also permits employees to contribute between 1% and 13% of eligible compensation on a pre-tax basis. Company contributions for the fiscal years ended December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal year ended April 29, 2000 were $1,033, $823, $433 and $316, respectively.

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

        During fiscal 2002, the Company received a favorable determination letter from the IRS that qualifies the Company's Savings Plan under Section 401(a) of the IRS Code.

Heinz Sponsored Plans—Prior to the Transaction:

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

        The following amounts were included in the Company's results of operations:

April 29, 2000
Defined Benefit Pension Plans	$421
Defined Benefit Postretirement Medical	$253
Savings Plan	$994

        In addition, foreign employees participated in certain Company sponsored pension plans and such charges, which are included in the results of operations, were not material.

14.    Cash Flow Information

	December 28, 2002	December 29, 2001	Eight Months Ended December 30, 2000	April 29, 2000
Net cash paid during the year for:
Interest expense	$41,588	$54,556	$31,639	$31,401
Income taxes	$75,684	$39,474	$8,405	$13,601
Noncash investing and financing activities were as follows:
Deferred tax asset recorded as a component of shareholders' deficit in conjunction with the recapitalization of the Company	—	—	—	$72,100
Redeemable preferred stock issued to Heinz	—	—	—	$25,875
Reduction of existing receivable in connection with the acquisition of minority interest	—	—	$1,124	—
Fair value of assets acquired in connection with the acquisitions	$461	$3,709	—	—
Liabilities incurred in connection with the public equity offering	—	$1,950	—	—
Liability incurred in connection with a noncompete agreement	—	$1,200	—	—

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

Lease Commitments:

        Minimum rental commitments under non-cancelable operating leases, primarily for office and rental facilities at December 28, 2002, consist of the following:

2003	$15,723
2004	11,920
2005	8,207
2006	5,140
2007	3,629
2008 and thereafter	15,850

Total	$60,469

        Total rent expense charged to operations under these leases for the fiscal years ended December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal year ended April 29, 2000 was $16,321, $14,818, $8,155 and $12,300, respectively.

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

Franchise Profit Sharing Fund:

        In October 2000, the Company reached an agreement with certain franchisees regarding the sharing of profits of prior and future retail licensed product sales. The settlement provided for a payment of approximately $3,836, to be paid out through 2001, and released the Company from any future obligations to the franchisees under profit sharing arrangements dating back to 1969.

        The Company's franchise agreement with certain other North American franchisees provides for an annual franchise profit sharing distribution of retail licensed product sales based upon specified formulas. Profit sharing expense under this arrangement for the fiscal years ended December 28, 2002, December 29, 2001 and April 29, 2000 was $56, $40 and $400, respectively.

16. Segment and Geographic Data

        The Company is engaged principally in one line of business, weight loss products and services. The following table presents information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of United States export sales.

	External Sales
			Eight Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000	April 29, 2000
United States	$542,885	$397,434	$150,199	$207,256
United Kingdom	112,750	97,594	55,945	90,778
Continental Europe	117,425	97,421	48,306	66,524
Australia and New Zealand	36,584	31,421	18,725	35,016

	$809,644	$623,870	$273,175	$399,574

	Long-Lived Assets
	December 28, 2002	December 29, 2001	December 30, 2000	April 29, 2000
United States	$299,349	$230,696	$142,641	$142,675
United Kingdom	2,854	2,909	2,737	949
Continental Europe	2,537	2,025	1,914	1,973
Australia and New Zealand	18,302	16,260	18,402	21,132

	$323,042	$251,890	$165,694	$166,729

17.    Financial Instruments

Fair Value of Financial Instruments:

        The Company's significant financial instruments include cash and cash equivalents, short and long-term debt, current and noncurrent notes receivable, currency exchange agreements and guarantees.

        In evaluating the fair value of significant financial instruments, the Company generally uses quoted market prices of the same or similar instruments or calculates an estimated fair value on a discounted cash flow basis using the rates available for instruments with the same remaining maturities. As of December 28, 2002, the fair value of financial instruments held by the Company, excluding the 13% Senior Subordinated Notes due 2009, approximated the recorded value. Based on current interest rates, management believes that the carrying amount at December 28, 2002 of the Company's 13% Senior Subordinated Notes due 2009 of $254,000 has an estimated fair value of $286,000.

Derivative Instruments and Hedging:

        The Company enters into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce currency risk associated with fluctuating exchange rates. These contracts are used primarily to hedge certain inter-company cash flows and for payments arising from some of the Company's foreign currency denominated obligations. In addition, the Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of December 28, 2002, December 29, 2001, December 30, 2000 and April 29, 2000, the Company held currency and interest rate swap contracts to purchase certain foreign currencies totaling $92,936, $204,276, $158,090 and $139,428, respectively. The Company also held separate currency and interest rate swap contracts to sell foreign currencies of $96,051, $207,730, $163,454 and $138,942, respectively.

        As of December 28, 2002 and December 29, 2001, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amount of $4,536 ($2,675 net of taxes) and $6,223 ($3,920 net of taxes), respectively. In addition, the ineffective portion of changes in fair values of qualifying cash flow hedges were not material. To partially offset unrealized gains or losses from changes in foreign exchange rates related to Euro denominated debt, the Company expects reclassification from accumulated other comprehensive loss to net income. For the fiscal year ended December 28, 2002, the Company reclassed $2,258 ($3,702 before taxes, included within other expense (income), net) to net income from accumulated other comprehensive loss.

        For the fiscal years ended December 28, 2002 and December 29, 2001, fair value adjustments for non-qualifying hedges resulted in a reduction to net income of $2,082 ($3,528 before taxes, included within other expense (income), net) and $697 ($1,125 before taxes, included within other expense (income), net), respectively. In addition, for the fiscal year ended December 28. 2002, the Company terminated all non-qualifying hedges resulting in an increase to net income of $1,439 ($2,359 before taxes, included within other expense (income), net).

18.    Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the fiscal years ended December 28, 2002 and December 29, 2001.

        The Company reclassified certain expenses from other expense, net to selling, general and administrative expenses in the fourth quarter of the fiscal year ended December 29, 2001 which resulted in the quarterly data presented herein to differ from that reported previously on Form 10-Q's.

	For the Fiscal Quarters Ended
	March 30, 2002	June 29, 2002	September 28, 2002	December 28, 2002
Fiscal year ended December 28, 2002
Revenues, net	$212,503	$217,893	$189,172	$190,078
Operating income	$71,056	$90,521	$74,407	$60,873
Net income	$37,284	$41,220	$36,832	$28,358
Basic EPS	$0.35	$0.39	$0.35	$0.27
Diluted EPS	$0.34	$0.38	$0.34	$0.26
	For the Fiscal Quarters Ended
	March 31, 2001	June 30, 2001	September 29, 2001	December 29, 2001
Fiscal year ended December 29, 2001
Revenues, net	$171,951	$162,325	$144,064	$145,530
Operating income	$48,245	$57,496	$49,148	$39,800
Net income	$23,238	$26,078	$16,118	$81,753
Basic EPS:
Income before extraordinary item	$0.20	$0.23	$0.15	$0.80
Extraordinary item, net of taxes	$—	$—	$—	$(0.03)
Net income	$0.20	$0.23	$0.15	$0.77
Diluted EPS:
Income before extraordinary item	$0.20	$0.23	$0.14	$0.78
Extraordinary item, net of taxes	$—	$—	$—	$(0.03)
Net income	$0.20	$0.23	$0.14	$0.75

        Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

19.    Subsequent Event

        On March 7, 2003, the Company executed a letter of intent to acquire the assets of nine of the fifteen franchises of the WW Group. The Company intends to account for this transaction by the purchase method of accounting. The Company intends to finance this transaction through additional borrowings and cash.

20.    Guarantor Subsidiaries

        The Company's payment obligations under the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by the following wholly-owned subsidiaries: 58

WW Food Corp.; Waist Watchers, Inc.; Weight Watchers Camps, Inc.; W.W. Camps and Spas, Inc.; Weight Watchers Direct, Inc.; W/W Twentyfirst Corporation; W.W. Weight Reduction Services, Inc.; W.W.I. European Services Ltd.; W.W. Inventory Service Corp.; Weight Watchers North America, Inc.; Weight Watchers U.K. Holdings Ltd.; Weight Watchers International Holdings Ltd.; Weight Watchers (U.K.) Limited; Weight Watchers (Exercise) Ltd.; Weight Watchers (Accessories & Publications) Ltd.; Weight Watchers (Food Products) Limited; Weight Watchers New Zealand Limited; BLTC Pty Ltd.; LLTC Pty Ltd.; Weight Watchers Asia Pacific Finance Limited Partnership (APF); Weight Watchers International Pty Limited; Fortuity Pty Ltd; and Gutbusters Pty Ltd. (collectively, the "Guarantor Subsidiaries"). The obligations of each Guarantor Subsidiary under its guarantee of the Notes are subordinated to such subsidiary's obligations under its guarantee of the new senior credit facility.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 28, 2002
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,694	$14,808	$8,028	$—	$57,530
Receivables, net	3,467	13,972	1,667	—	19,106
Inventories, net	—	30,021	8,562		38,583
Prepaid expenses	2,453	16,535	6,712	—	25,700
Deferred income taxes		4,519		—	4,519
Intercompany (payables) receivables	(228,146)	218,449	9,697	—	—

TOTAL CURRENT ASSETS	(187,532)	298,304	34,666	—	145,438
Investment in consolidated subsidiaries	556,952	—	—	(556,952)	—
Property and equipment, net	1,380	9,401	1,709	—	12,490
Notes and other receivables, noncurrent	243	—	—	—	243
Goodwill	26,769	280,660	770	—	308,199
Trademarks and other intangible assets	897	1,456	—	—	2,353
Deferred income taxes	39,655	91,832	—	—	131,487
Deferred financing costs, net	7,851	—	—	—	7,851
Other noncurrent assets	628	776	438	—	1,842

TOTAL ASSETS	$446,843	$682,429	$37,583	$(556,952)	$609,903

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) CURRENT LIABILITIES
Portion of long-term debt due within one year	$17,632	$729	$—	$—	$18,361
Accounts payable	1,217	14,679	4,351	—	20,247
Salaries and wages	7,005	4,939	4,674	—	16,618
Accrued interest	8,125	473	—	—	8,598
Foreign currency contract payable	723	—	—	—	723
Other accrued liabilities	9,356	16,326	3,451	—	29,133
Income taxes	(25,544)	39,066	450	—	13,972
Deferred income taxes	—	297	—	—	297
Deferred revenue	100	14,118	1,214	—	15,432

TOTAL CURRENT LIABILITIES	18,614	90,627	14,140	—	123,381
Long-term debt	379,200	57,119	—	—	436,319
Deferred income taxes	2,481	—	775	—	3,256
Other	—	325	74	—	399

TOTAL LONG-TERM DEBT AND OTHER LIABILITIES	381,681	57,444	849	—	439,974
Shareholders' equity (deficit)	46,548	534,358	22,594	(556,952)	46,548

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$446,843	$682,429	$37,583	$(556,952)	$609,903

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 29, 2001
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,230	$8,804	$8,304	$—	$23,338
Receivables, net	2,638	9,229	1,752	—	13,619
Inventories, net	—	21,902	4,303	—	26,205
Prepaid expenses	1,263	11,970	2,711	—	15,944
Deferred income taxes	—	4,773	—	—	4,773
Intercompany (payables) receivables	(157,902)	147,317	10,585	—	—

TOTAL CURRENT ASSETS	(147,771)	203,995	27,655	—	83,879
Investment in consolidated subsidiaries	416,812	—	—	(416,812)	—
Property and equipment, net	1,221	8,132	1,372	—	10,725
Notes and other receivables, noncurrent	325	—	—	—	325
Goodwill	26,769	210,988	652	—	238,409
Trademarks and other intangible assets	874	1,855	27	—	2,756
Deferred income taxes	35,253	101,028	—	—	136,281
Deferred financing costs, net	9,164	—	—	—	9,164
Other noncurrent assets	462	(537)	1,384	—	1,309

TOTAL ASSETS	$343,109	$525,461	$31,090	$(416,812)	$482,848

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$15,219	$480	$—	$—	$15,699
Accounts payable	1,287	14,077	2,334	—	17,698
Salaries and wages	6,951	4,611	3,571	—	15,133
Accrued interest	7,739	71	—	—	7,810
Foreign currency contract payable	2,811	—	—	—	2,811
Other accrued liabilities	11,036	11,808	3,856	—	26,700
Income taxes	(11,694)	18,544	2,289	—	9,139
Deferred revenue	—	11,121	1,899	—	13,020

TOTAL CURRENT LIABILITIES	33,349	60,712	13,949	—	108,010
Long-term debt	394,800	63,520	—	—	458,320
Deferred income taxes	2,481	109	579	—	3,169
Other	—	624	246	—	870

TOTAL LONG-TERM DEBT AND OTHER LIABILITIES	397,281	64,253	825	—	462,359
Redeemable preferred stock	25,996	—	—	—	25,996
Shareholders' (deficit) equity	(113,517)	400,496	16,316	(416,812)	(113,517)

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' (DEFICIT) EQUITY	$343,109	$525,461	$31,090	$(416,812)	$482,848

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$8,801	$683,418	$117,425	$—	$809,644
Cost of revenues	(752)	304,375	66,667	—	370,290

Gross profit	9,553	379,043	50,758	—	439,354
Marketing expenses	—	64,113	17,120	—	81,233
Selling, general and administrative expenses	9,364	41,357	10,546	—	61,267

Operating income	189	273,573	23,092	—	296,854
Interest expense (income), net	33,728	9,519	(948)	—	42,299
Other expense (income), net	21,801	(2,792)	11	—	19,020
Equity in income of consolidated subsidiaries	161,881	—	—	(161,881)	—
Franchise commission income (loss)	63,426	(56,757)	(6,669)	—	—

Income before income taxes and minority interest	169,967	210,089	17,360	(161,881)	235,535
Provision for income taxes	26,273	58,952	6,582	—	91,807

Income before minority interest	143,694	151,137	10,778	(161,881)	143,728
Minority interest	—	—	34	—	34

Net income	$143,694	$151,137	$10,744	$(161,881)	$143,694

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$4,194	$522,255	$97,421	$—	$623,870
Cost of revenues	821	231,402	54,213	—	286,436

Gross profit	3,373	290,853	43,208	—	337,434
Marketing expenses	—	57,117	12,599	—	69,716
Selling, general and administrative expenses	17,780	39,735	15,514	—	73,029

Operating (loss) income	(14,407)	194,001	15,095	—	194,689
Interest expense (income), net	40,714	14,692	(869)	—	54,537
Other expense (income), net	14,983	3,592	(5,394)	—	13,181
Equity in income of consolidated subsidiaries	109,285	—	—	(109,285)	—
Franchise commission income (loss)	47,823	(42,084)	(5,739)	—	—

Income before income taxes, minority interest and extraordinary item	87,004	133,633	15,619	(109,285)	126,971
(Benefit from) provision for income taxes	(63,058)	34,431	5,429	—	(23,198)

Income before minority interest and extraordinary item	150,062	99,202	10,190	(109,285)	150,169
Minority interest	—	—	107	—	107

Income before extraordinary item	150,062	99,202	10,083	(109,285)	150,062
Extraordinary charge on early extinguishment of debt, net of taxes	2,875	—	—	—	2,875

Net income	$147,187	$99,202	$10,083	$(109,285)	$147,187

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE EIGHT MONTHS ENDED DECEMBER 30, 2000
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$20,794	$204,074	$48,307	$—	$273,175
Cost of revenues	4,571	105,444	29,268	—	139,283

Gross profit	16,223	98,630	19,039	—	133,892
Marketing expenses	2,784	18,994	5,208	—	26,986
Selling, general and administrative expenses	15,844	12,877	5,703	—	34,424

Operating (loss) income	(2,405)	66,759	8,128	—	72,482
Interest expense (income), net	24,696	12,640	(211)	—	37,125
Other expense (income), net	15,527	(1,171)	(22)	—	14,334
Equity in income of consolidated subsidiaries	26,621	—	—	(26,621)	—
Franchise commission income (loss)	20,144	(17,647)	(2,497)	—	—

Income before income taxes and minority interest	4,137	37,643	5,864	(26,621)	21,023
(Benefit from) provision for income taxes	(10,882)	14,558	2,181	—	5,857

Income before minority interest	15,019	23,085	3,683	(26,621)	15,166
Minority interest	—	—	147	—	147

Net income	$15,019	$23,085	$3,536	$(26,621)	$15,019

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE FISCAL YEAR ENDED APRIL 29, 2000
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$32,836	$300,215	$66,523	$—	$399,574
Cost of revenues	4,911	155,251	41,227	—	201,389

Gross profit	27,925	144,964	25,296	—	198,185
Marketing expenses	7,417	35,707	8,329	—	51,453
Selling, general and administrative expenses	24,487	21,926	7,346	—	53,759
Transaction costs	8,247	98	—	—	8,345

Operating (loss) income	(12,226)	87,233	9,621	—	84,628
Interest expense (income), net	27,642	4,607	(1,170)	—	31,079
Other (income) expense, net	(12,418)	(1,418)	469	—	(13,367)
Equity in income of consolidated subsidiaries	44,441	—	—	(44,441)	—
Franchise commission income (loss)	21,686	(18,500)	(3,186)	—	—

Income before income taxes and minority interest	38,677	65,544	7,136	(44,441)	66,916
Provision for income taxes	918	24,090	3,315	—	28,323

Income before minority interest	37,759	41,454	3,821	(44,441)	38,593
Minority interest	—	834	—	—	834

Net income	$37,759	$40,620	$3,821	$(44,441)	$37,759

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$143,694	$151,137	$10,744	$(161,881)	$143,694
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	758	3,258	722	—	4,738
Amortization of deferred financing costs	1,313	—	—	—	1,313
Deferred tax (benefit) provision	(4,011)	8,498	79	—	4,566
Unrealized gain on derivative instruments	(174)	—	—	—	(174)
Allowance for doubtful accounts	19	184	30	—	233
Reserve for inventory obsolescence, other	(280)	3,034	—	—	2,754
Foreign currency exchange rate gain (loss)	19,332	(2,108)	—	—	17,224
Tax benefit of stock options exercised	6,331	—	—	—	6,331
Other items, net	(3)	26	(179)	—	(156)
Changes in cash due to:
Receivables	(765)	(4,671)	337	—	(5,099)
Inventories	280	(9,586)	(3,137)	—	(12,443)
Prepaid expense	(1,190)	(4,777)	(3,164)	—	(9,131)
Intercompany receivables/payables	65,813	(67,863)	2,050	—	—
Accounts payable	195	(31)	1,430	—	1,594
Accrued liabilities	(1,465)	4,058	(628)	—	1,965
Deferred revenue	100	2,961	(935)	—	2,126
Income taxes	(13,850)	21,297	(2,044)	—	5,403

Cash provided by operating activities	216,097	105,417	5,305	(161,881)	164,938

Investing activities:
Capital expenditures	(515)	(3,549)	(825)	—	(4,889)
Cash paid for acquisitions	—	(68,148)	—	—	(68,148)
Other items, net	(591)	(177)	(59)	—	(827)

Cash used for investing activities	(1,106)	(71,874)	(884)	—	(73,864)

Financing activities:
Net (decrease) increase in short-term borrowings	(265)	519	—	—	254
Proceeds from borrowings	58,500	—	—	—	58,500
Parent company investment in subsidiaries	(140,140)	—	—	140,140	—
Payment of dividends	(1,249)	(22,540)	(7,326)	29,866	(1,249)
Payments on long-term debt	(87,686)	(6,152)	—	—	(93,838)
Redemption of redeemable preferred stock	(25,000)				(25,000)
Net Parent advances	—	12	697	(709)	—
Cost of public equity offering	(850)	—	—	—	(850)
Proceeds from stock options exercised	1,694	—	—	—	1,694

Cash used for financing activities	(194,996)	(28,161)	(6,629)	169,297	(60,489)

Effect of exchange rate changes on cash and cash equivalents	8,469	622	1,932	(7,416)	3,607
Net increase (decrease) in cash and cash equivalents	28,464	6,004	(276)	—	34,192
Cash and cash equivalents, beginning of fiscal year	6,230	8,804	8,304	—	23,338

Cash and cash equivalents, end of fiscal year	$34,694	$14,808	$8,028	$—	$57,530

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$147,187	$99,202	$10,083	$(109,285)	$147,187
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	2,311	10,346	586	—	13,243
Amortization of deferred financing costs	2,097	—	—	—	2,097
Deferred tax (benefit) provision	(77,663)	6,594	—	—	(71,069)
Unrealized loss on derivative instruments	1,125	—	—	—	1,125
Accounting for equity investment	17,344	—	—	—	17,344
Allowance for doubtful accounts	6,123	207	—	—	6,330
Reserve for inventory obsolescence, other	—	2,718	—	—	2,718
Foreign currency exchange rate (gain) loss	(6,501)	29	(24)	—	(6,496)
Extraordinary charges from early extinguisment of debt	2,875	—	—	—	2,875
Other items, net	—	46	145	—	191
Changes in cash due to:
Receivables	4,279	(3,539)	(509)	—	231
Inventories	—	(10,531)	(1,364)	—	(11,895)
Prepaid expense	(301)	(4,740)	(564)	—	(5,605)
Intercompany receivables/payables	151,062	(146,455)	(4,607)	—	—
Accounts payable	180	5,173	(152)	—	5,201
Accrued liabilities	2,546	(645)	1,242	—	3,143
Deferred revenue	—	6,295	995	—	7,290
Income taxes	(11,493)	19,057	90	—	7,654

Cash provided by (used for) operating activities	241,171	(16,243)	5,921	(109,285)	121,564

Investing activities:
Capital expenditures	(269)	(2,724)	(841)	—	(3,834)
Advances and interest to equity investment	(17,344)	—	—	—	(17,344)
Cash paid for acquisitions	—	(97,877)	—	—	(97,877)
Other items, net	310	(1,276)	(97)	—	(1,063)

Cash used for investing activities	(17,303)	(101,877)	(938)	—	(120,118)

Financing activities:
Net increase in short-term borrowings	175	573	—	—	748
Proceeds from borrowings	60,042	—	—	—	60,042
Parent company investment in subsidiaries	(240,936)	—	—	240,936	—
Payment of dividends	(1,500)	(4,893)	(3,732)	8,625	(1,500)
Payments on long-term debt	(28,466)	(22,347)	—	—	(50,813)
Deferred financing costs	(2,406)	—	—	—	(2,406)
Net Parent advances	—	142,449	995	(143,444)	—
Purchase of treasury stock	(27,132)	—	—	—	(27,132)
Cost of public equity offering	(1,017)	—	—	—	(1,017)
Proceeds from sale of common stock	525	—	—	—	525
Proceeds from stock options exercised	198	—	—	—	198

Cash (used for) provided by financing activities	(240,517)	115,782	(2,737)	106,117	(21,355)

Effect of exchange rate changes on cash and cash equivalents	(3,820)	(49)	(553)	3,168	(1,254)
Net (decrease) increase in cash and cash equivalents	(20,469)	(2,387)	1,693	—	(21,163)
Cash and cash equivalents, beginning of fiscal year	26,699	11,191	6,611	—	44,501

Cash and cash equivalents, end of fiscal year	$6,230	$8,804	$8,304	$—	$23,338

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW
FOR THE EIGHT MONTHS ENDED DECEMBER 30, 2000
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$15,019	$23,085	$3,536	$(26,621)	$15,019
Adjustments to reconcile net income to cash provided by (used for) operating activities: Depreciation and amortization	1,930	4,266	411	—	6,607
Bond issuance costs	1,282	—	—	—	1,282
Deferred tax provision	—	104	—	—	104
Unrealized gain on derivative instruments	(5,815)	—	—	—	(5,815)
Accounting for equity investment	17,604	—	—	—	17,604
Elimination of foreign subsidiaries one month reporting lag	1,137	86	1,120	(1,137)	1,206
Allowance for doubtful accounts	—	198	—	—	198
Reserve for inventory obsolescence, other	—	3,981	12	—	3,993
Other items, net		(532)	(422)	—	(954)
Changes in cash due to:
Receivables	(2,096)	(566)	(84)	—	(2,746)
Inventories	—	(7,214)	(1,688)	—	(8,902)
Prepaid expense	(213)	(2,422)	(957)	—	(3,592)
Intercompany receivables/payables	(21,193)	24,595	(3,402)	—	—
Due from related parties	241	—	—	—	241
Accounts payable	(1,072)	(69)	838	—	(303)
Accrued liabilities	9,327	(1,450)	(1,015)	—	6,862
Deferred revenue	—	858	185	—	1,043
Income taxes	38,960	(41,643)	(292)	—	(2,975)

Cash provided by (used for) operating activities	55,111	3,277	(1,758)	(27,758)	28,872

Investing activities:
Capital expenditures	(100)	(3,017)	(509)	—	(3,626)
Advances and interest to equity investment	(15,604)	—	—	—	(15,604)
Acquisitions of minority interest	(2,400)	—	—	—	(2,400)
Other items, net	(148)	147	4	—	3

Cash used for investing activities	(18,252)	(2,870)	(505)	—	(21,627)

Financing activities:
Net increase (decrease) in short-term borrowings	566	(600)	—	—	(34)
Parent company investment in subsidiaries	(13,556)	—	—	13,556	—
Payment of dividends	(879)	(8,834)	(1,968)	10,802	(879)
Payments on long-term debt	(6,625)	(435)	—	—	(7,060)
Net Parent advances	—	—	421	(421)	—

Cash used for financing activities	(20,494)	(9,869)	(1,547)	23,937	(7,973)

Effect of exchange rate changes on cash and cash equivalents	(650)	(1,812)	(173)	3,821	1,186
Net increase (decrease) in cash and cash equivalents	15,715	(11,274)	(3,983)	—	458
Cash and cash equivalents, beginning of period	10,984	22,465	10,594	—	44,043

Cash and cash equivalents, end of period	$26,699	$11,191	$6,611	$—	$44,501

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW
FOR THE FISCAL YEAR ENDED APRIL 29, 2000
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$37,759	$40,620	$3,821	$(44,441)	$37,759
Adjustments to reconcile net income to cash provided by (used for) operating activities: Depreciation and amortization	2,326	6,028	932	—	9,286
Bond issuance costs	1,112	—	—	—	1,112
Deferred tax provision	3,785	4,685	71	—	8,541
Unrealized loss on derivative instruments	499	—	—	—	499
Allowance for doubtful accounts	(352)	(29)	(4)	—	(385)
Reserve for inventory obsolescence, other	—	3,332	28	—	3,360
Other items, net	—	(2,492)	—	—	(2,492)
Changes in cash due to:
Receivables	5,205	(1,295)	9,514	—	13,424
Inventories	—	(5,453)	276	—	(5,177)
Prepaid expense	108	(1,691)	782	—	(801)
Due from related parties	(15,149)	384	—	—	(14,765)
Accounts payable	807	(1,272)	(1,047)	—	(1,512)
Accrued liabilities	4,039	(1,845)	3,087	—	5,281
Deferred revenue		(1,827)	74	—	(1,753)
Income taxes	90,650	(97,918)	4,776	—	(2,492)

Cash provided by (used for) operating activities	130,789	(58,773)	22,310	(44,441)	49,885

Investing activities:
Capital expenditures	(299)	(1,004)	(571)	—	(1,874)
Acquisitions of minority interest	—	(15,900)	—	—	(15,900)
Other items, net	(2,067)	116	84	—	(1,867)

Cash used for investing activities	(2,366)	(16,788)	(487)	—	(19,641)

Financing activities:
Net increase (decrease) in short-term borrowings	—	1,235	(6,690)	—	(5,455)
Parent company investment in subsidiaries	(34,693)	—	—	34,693	—
Proceeds from borrowings	404,260	87,000	—	—	491,260
Repurchase of common stock	(324,476)	—	—	—	(324,476)
Payment of dividends	(2,797)	(3,120)	(4,494)	7,615	(2,796)
Payments on long-term debt	(3,312)	(218)	—	—	(3,530)
Deferred financing costs	(15,861)	—	—	—	(15,861)
Net Parent (settlements) advances	(138,998)	14,552	(7,175)	591	(131,030)

Cash (used for) provided by financing activities	(115,877)	99,449	(18,359)	42,899	8,112

Effect of exchange rate changes on cash and cash equivalents	(1,488)	(13,799)	(83)	1,542	(13,828)
Net increase in cash and cash equivalents	11,058	10,089	3,381	—	24,528
Cash and cash equivalents, beginning of fiscal year	(74)	12,376	7,213	—	19,515

Cash and cash equivalents, end of fiscal year	10,984	$22,465	10,594	$—	$44,043

Report of Independent Accountants

To the Board of Directors and Shareholders
of Weight Watchers International, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page F-1 present fairly, in all material respects, the financial position of Weight Watchers International, Inc. and its subsidiaries at December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 28, 2002, the eight months ended December 30, 2000 and the fiscal year ended April 29, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, on December 30, 2001, Weight Watchers International, Inc. adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

PricewaterhouseCoopers LLP
New York, New York
February 17, 2003, except as to Note 19,
    which is as of March 7, 2003

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(IN THOUSANDS)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
FISCAL YEAR ENDED DECEMBER 28, 2002
Allowance for doubtful accounts	$726	$223	$(242)	$707
Inventory reserves, other	$2,709	$2,883	$(2,764)	$2,828
FISCAL YEAR ENDED DECEMBER 29, 2001
Allowance for doubtful accounts	$797	$6,330	$(6,401)	$726
Inventory reserves, other	$2,532	$2,718	$(2,541)	$2,709
EIGHT MONTHS ENDED DECEMBER 30, 2000
Allowance for doubtful accounts	$609	$198	$(10)	$797
Inventory reserves, other	$1,557	$3,993	$(3,018)	$2,532
FISCAL YEAR ENDED APRIL 29, 2000
Allowance for doubtful accounts	$994	$(385)	—	$609
Inventory reserves, other	$1,436	$3,360	$(3,239)	$1,557
(1)
Primarily represents the utilization of established reserves, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Description
**2.
Recapitalization and Stock Purchase Agreement, dated July 22, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and Artal International S.A. is incorporated herein by reference to Exhibit 2 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**3.1
Amended and Restated Articles of Incorporation of Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 3.1 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.
**3.2
Amended and Restated By-laws of Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 3.2 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.
**3.3
Articles of Amendment to the Articles of Incorporation, as Amended and Restated, of Weight Watchers International, Inc., to Create a New Series of Preferred Stock Designated as Series B Junior Participating Preferred Stock, adopted as of November 14, 2001 is incorporated herein by reference to Exhibit 3.3 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.
**4.1
Senior Subordinated Dollar Notes Indenture, dated as of September 29, 1999, between Weight Watchers International, Inc. and Norwest Bank Minnesota, National Association is incorporated herein by reference to Exhibit 4.1 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**4.2
Guarantee Agreement, dated as of March 3, 2000, given by 58 WW Food Corp., Waist Watchers, Inc., Weight Watchers Camps and Spas, Inc., Weight Watchers Direct, Inc., W/W Twentyfirst Corporation, W.W. Weight Reductions Services, Inc., W.W.I. European Services, Ltd., W.W. Inventory Service Corp., Weight Watchers North America, Inc., Weight Watchers U.K. Holdings Ltd., Weight Watchers International Holdings, Ltd., Weight Watchers U.K. Limited, Weight Watchers (Accessories & Publications) Ltd., Weight Watchers (Food Products) Limited, Weight Watchers New Zealand Limited, Weight Watchers International Pty Limited, Fortuity Pty Ltd. and Gutbusters Ltd. is incorporated herein by reference to Exhibit 4.2 with Amendment No. 1, to the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on March 2, 2000.
**4.3
Senior Subordinated Euro Notes Indenture, dated as of September 29, 1999, between Weight Watchers International Inc. and Norwest Bank Minnesota, National Association is incorporated herein by reference to Exhibit 4.2 with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**4.4
Guarantee Agreement, dated as of March 3, 2000, given by 58 WW Food Corp., Waist Watchers, Inc., Weight Watchers Camps and Spas, Inc., Weight Watchers Direct, Inc., W/W Twentyfirst Corporation, W.W. Weight Reductions Services, Inc., W.W.I. European Services, Ltd., W.W. Inventory Service Corp., Weight Watchers North America, Inc., Weight Watchers U.K. Holdings Ltd., Weight Watchers International Holdings, Ltd., Weight Watchers U.K. Limited, Weight Watchers (Accessories & Publications) Ltd., Weight Watchers (Food Products) Limited, Weight Watchers New Zealand Limited, Weight Watchers International Pty Limited, Fortuity Pty Ltd. and Gutbusters Ltd. is incorporated herein by reference to Exhibit 4.4 with Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on March 2, 2000.

**4.5
Rights Agreement, dated as of November 15, 2001 between Weight Watchers International Inc. and Equiserve Trust Company, N.A. is incorporated herein by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-3 (File No. 333-89444) as filed on May 31, 2002.
**4.6
Specimen of stock certificate representing Weight Watchers International Inc.'s common stock, no par value is incorporated herein by reference to Exhibit 4.6 with Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001.
**10.1
Second Amended and Restated Credit Agreement, dated as of December 21, 2001, among Weight Watchers International, Inc., WW Funding Corp., Credit Suisse First Boston, BHF (USA) Capital Corporation and Fortis (USA) Finance LLC, The Bank of Nova Scotia and various financial institutions is incorporated herein by reference to Exhibit 10.1 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.
**10.4
License Agreement, dated as of September 29, 1999, between WW Foods, LLC and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.4 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**10.7
LLC Agreement, dated as of September 29, 1999, between H.J. Heinz Company and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.7 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**10.8
Operating Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and H.J. Heinz Company is incorporated herein by reference to Exhibit 10.8 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**10.9
Stockholders' Agreement, dated as of September 30, 1999, among Weight Watchers International, Inc., Artal Luxembourg S.A., Merchant Capital, Inc., Logo Incorporated Pty. Ltd., Longisland International Limited, Envoy Partners and Scotiabanc, Inc. is incorporated herein by reference to Exhibit No. 10.9 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.10
Registration Rights Agreement, dated September 29, 1999, among WeightWatchers.com, Weight Watchers International, Inc., H.J. Heinz Company and Artal Luxembourg S.A. is incorporated herein by reference to Exhibit 10.10 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**10.11
Stockholders' Agreement, dated September 29, 1999, among WeightWatchers.com, Weight Watchers International, Inc., Artal Luxembourg S.A., H.J. Heinz Company is incorporated herein by reference to Exhibit 10.11 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**10.12
Letter Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and The Invus Group, Ltd. is incorporated herein by reference to Exhibit 10.12 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on March 2, 2000.
**10.13
Amendment to Letter Agreement, dated as of October 19, 2001, between Weight Watchers International, Inc. and The Invus Group, Ltd. is incorporated herein by reference to Exhibit 10.13 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

*10.14	Amendment to Letter Agreement, dated as January 24, 2003 between Weight Watchers International, Inc. and The Invus Group, Ltd.
**10.15
Agreement of Lease, dated as of August 1, 1995, between Industrial & Research Associates Co. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.13 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on March 2, 2000.
**10.16
Lease Agreement, dated as of April 1, 1997, between Junto Investments and Weight Watchers North America, Inc. is incorporated herein by reference to Exhibit 10.14 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**10.17
Lease Agreement, dated as of August 31, 1995, between 89 State Line Limited Partnership and Weight Watchers North America, Inc. is incorporated herein by reference to Exhibit 10.15 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**10.18
Weight Watchers Savings Plan, dated as of October 3, 1999, as amended, is incorporated herein by reference to Exhibit 10.17 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.
**10.19
Weight Watchers Executive Profit Sharing Plan, dated as of October 4, 1999 is incorporated herein by reference to Exhibit 10.18 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended April 29, 2000.
**10.20
1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries is incorporated herein by reference to Exhibit 10.19 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended April 29, 2000.
**10.21
WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries is incorporated herein by reference to Exhibit 10.20 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended April 29, 2000.
**10.22
Warrant Agreement, dated as of November 24, 1999, between WeightWatchers.com, Inc. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.20 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.23
Warrant Certificate of WeightWatchers.com No. 1, dated as of November 24, 1999 is incorporated herein by reference to Exhibit 10.21 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.24
Warrant Agreement, dated as of October 1, 2000, between WeightWatchers.com, Inc. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000.
**10.25
Warrant Certificate of WeightWatchers.com, Inc. No. 2, dated as of October 1, 2000 is incorporated herein by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000.
**10.26
Warrant Agreement, dated as of May 3, 2001, between WeightWatchers.com, Inc. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

**10.27
Warrant Certificate of WeightWatchers.com, Inc., No. 3, dated as of May 3, 2001 is incorporated herein by reference to Exhibit 10.3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.
**10.28
Warrant Agreement, dated as of September 10, 2001 between WeightWatchers.com, Inc. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.29 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.29
Warrant Certificate WeightWatchers.com, Inc. No. 4, dated as of September 10, 2001 is incorporated herein by reference to Exhibit 10.30 filed with Amendment No. 1 to the Registrant's Registration Statement of Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.30
Second Amended and Restated Note, dated as of October 1, 2000, by WeightWatchers.com, Inc. to Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.24 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.31
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
**10.35
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

**10.38
Registration Rights Agreement, dated as of September 29, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and Artal Luxembourg S.A. is incorporated herein by reference to Exhibit No. 10.38 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**21.
Subsidiaries of Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 21 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
*23.1	Consent of Independent Accountants.
*99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        * Filed herewith.

        ** Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned, thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.
Date: March 28, 2003
	By:	/s/ LINDA HUETT
Linda Huett President and Director

II-1

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2003	By:	/s/ LINDA HUETT Linda Huett President and Director (Principal Executive Officer)
Date: March 28, 2003	By:	/s/ ANN M. SARDINI Ann M. Sardini Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 28, 2003	By:	/s/ RAYMOND DEBBANE Raymond Debbane Director
Date: March 28, 2003	By:	/s/ JONAS M. FAJGENBAUM Jonas M. Fajgenbaum Director
Date: March 28, 2003	By:	/s/ SACHA LAINOVIC Sacha Lainovic Director
Date: March 28, 2003	By:	/s/ CHRISTOPHER J. SOBECKI Christopher J. Sobecki Director
Date: March 28, 2003	By:	/s/ SAM K. REED Sam K. Reed Director
Date: March 28, 2003	By:	/s/ MARSHA JOHNSON EVANS Marsha Johnson Evans Director
Date: March 28, 2003	By:	/s/ JOHN F. BARD John F. Bard Director
Date: March 28, 2003	By:	/s/ PHILIPPE J. AMOUYAL Philippe J. Amouyal Director

II-2

CERTIFICATIONS

I, Linda Huett, President and Chief Executive Officer of Weight Watchers International, Inc., certify that:

  1.
  I have reviewed this annual report on Form 10-K of Weight Watchers International, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	Signature:	/s/ LINDA HUETT Linda Huett Chief Executive Officer

I, Ann M. Sardini, Vice President and Chief Financial Officer of Weight Watchers International, Inc., certify that:

  1.
  I have reviewed this annual report on Form 10-K of Weight Watchers International, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	Signature:	/s/ ANN M. SARDINI Ann M. Sardini Chief Financial Officer

QuickLinks

SELECTED FINANCIAL DATA (In millions, except per share amounts)
Revenue Sources (in millions)
Attendance in Company-Owned Operations (in millions)
Acquisitions (in millions)
Long-Term Debt As of December 28, 2002 (in millions)
Long-Term Obligations As of December 28, 2002 (in millions)
Summary Compensation Table
Option Grants For the Fiscal Year Ended December 28, 2002 Individual Grants
Aggregated Options Values as of December 28, 2002
Equity Compensation Plan Information
PART IV
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS Items 15(a) 1&2
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AT DECEMBER 28, 2002 AND DECEMBER 29, 2001 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 28, 2002 AND DECEMBER 29, 2001, THE EIGHT MONTHS ENDED DECEMBER 30, 2000, AND THE FISCAL YEAR ENDED APRIL 29, 2000 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT), PARENT COMPANY INVESTMENT AND COMPREHENSIVE INCOME FOR THE FISCAL YEARS ENDED DECEMBER 28, 2002 AND DECEMBER 29, 2001, THE EIGHT MONTHS ENDED DECEMBER 30, 2000, AND THE FISCAL YEAR ENDED APRIL 29, 2000 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 28, 2002 AND DECEMBER 29, 2001, THE EIGHT MONTHS ENDED DECEMBER 30, 2000, AND THE FISCAL YEAR ENDED APRIL 29, 2000 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL CONSOLIDATING BALANCE SHEET AS OF DECEMBER 28, 2002 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL CONSOLIDATING BALANCE SHEET AS OF DECEMBER 29, 2001 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS FOR THE EIGHT MONTHS ENDED DECEMBER 30, 2000 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS FOR THE FISCAL YEAR ENDED APRIL 29, 2000 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002 (IN THOUSANDS)
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
Report of Independent Accountants
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)
EXHIBIT INDEX
SIGNATURES
SIGNATURES
CERTIFICATIONS