Form 10-Q
period 2003-03-29
WEIGHT WATCHERS INTERNATIONAL INC
filed 2003-05-13
CIK 105319

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2003

Commission File No. 000-03389

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

Yes ☒    No ☐

        The number of common shares outstanding as of April 30, 2003 was 106,652,004.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page No.
Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Unaudited Consolidated Balance Sheets as of March 29, 2003 and December 28, 2002		2
Unaudited Consolidated Statements of Operations for the three months ended March 29, 2003 and March 30, 2002		3
Unaudited Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Comprehensive Income for the three months ended March 29, 2003, and for the fiscal year ended December 28, 2002		4
Unaudited Consolidated Statements of Cash Flows for the three months ended March 29, 2003 and March 30, 2002		5
Notes to Unaudited Consolidated Financial Statements		6 - 19
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20 - 26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits and Reports on Form 8-K	29
Signatures		30
Certifications		31 - 32
Exhibits

ITEM 1. FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 29, 2003	December 28, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$153,016	$57,530
Receivables, net	21,401	19,106
Inventories, net	31,193	38,583
Prepaid expenses and other current assets	29,636	30,219

TOTAL CURRENT ASSETS	235,246	145,438
Property and equipment, net	12,718	12,490
Notes and other receivables, noncurrent	222	243
Goodwill	309,436	308,199
Trademarks and other intangible assets, net	2,381	2,353
Deferred income taxes	126,453	131,487
Deferred financing costs and other noncurrent assets	9,398	9,693

TOTAL ASSETS	$695,854	$609,903

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$14,688	$18,361
Accounts payable	21,809	20,247
Accrued liabilities	74,052	55,072
Income taxes	27,840	14,269
Deferred revenue	22,305	15,432

TOTAL CURRENT LIABILITIES	160,694	123,381
Long-term debt	439,749	436,319
Deferred income taxes	3,190	3,256
Other	346	399

TOTAL LONG-TERM DEBT AND OTHER LIABILITIES	443,285	439,974
SHAREHOLDERS' EQUITY
Common stock, $0 par; 1,000,000 shares authorized; 111,988 shares issued; 106,644 shares outstanding at March 29, 2003 and 106,277 shares outstanding at December 28, 2002	—	—
Treasury stock, at cost, 5,344 shares at March 29, 2003 and 5,711 shares at December 28, 2002	(21,580)	(23,061)
Accumulated equity	115,404	73,482
Accumulated other comprehensive loss	(1,949)	(3,873)

TOTAL SHAREHOLDERS' EQUITY	91,875	46,548

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$695,854	$609,903

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 29, 2003	March 30, 2002
	(Unaudited)
Meeting fees, net	$153,485	$134,356
Product sales and other, net	97,994	78,147

Revenues, net	251,479	212,503
Cost of revenues	113,278	96,017

Gross profit	138,201	116,486
Marketing expenses	41,494	29,325
Selling, general and administrative expenses	17,293	16,105

Operating income	79,414	71,056
Interest expense, net	10,086	10,814
Other expenses (income), net	3,090	(621)

Income before income taxes and minority interest	66,238	60,863
Provision for income taxes	25,634	23,553

Income before minority interest	40,604	37,310
Minority interest	23	26

Net income	$40,581	$37,284

Preferred stock dividends	—	254

Net income available to common shareholders	$40,581	$37,030

Net income per share:
Basic	$0.38	$0.35

Diluted	$0.37	$0.34

Weighted average common shares outstanding:
Basic	106,440	105,639

Diluted	109,686	109,538

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME

(IN THOUSANDS)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss
						Accumulated Equity (Deficit)
	Shares	Amount	Shares	Amount			Total
Balance at December 29, 2001	111,988	$—	6,488	$(26,196)	$(13,323)	$(73,998)	$(113,517)
Comprehensive Income:
Net income						143,694	143,694
Translation adjustment					8,205		8,205
Change in fair value of derivatives accounted for as hedges					1,245		1,245

Total Comprehensive Income							153,144

Preferred stock dividend						(254)	(254)
Stock options exercised			(777)	3,135		(1,441)	1,694
Tax benefit of stock options exercised						6,331	6,331
Cost of secondary public equity offering						(850)	(850)

Balance at December 28, 2002	111,988	$—	5,711	$(23,061)	$(3,873)	$73,482	$46,548
Comprehensive Income:
Net income						40,581	40,581
Translation adjustment, net of taxes					1,182		1,182
Change in fair value of derivatives accounted for as hedges, net of taxes					742		742

Total Comprehensive Income							42,505

Stock options exercised			(367)	1,481		(641)	840
Tax benefit of stock options exercised						1,982	1,982

Balance at March 29, 2003	111,988	$—	5,344	$(21,580)	$(1,949)	$115,404	$91,875

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 29, 2003	March 30, 2002
	(Unaudited)
Cash provided by operating activities	$101,471	$73,154

Investing activities:
Capital expenditures	(1,332)	(1,041)
Cash paid for acquisitions	—	(46,548)
Other items, net	(246)	(161)

Cash used for investing activities	(1,578)	(47,750)

Financing activities:
Net decrease in short-term borrowings	(1,415)	(1,395)
Proceeds from borrowings	—	58,500
Payment of dividends	—	(1,249)
Payments of long-term debt	(3,672)	(45,602)
Redemption of redeemable preferred stock	—	(25,000)
Proceeds from stock options exercised	840	526

Cash used for financing activities	(4,247)	(14,220)

Effect of exchange rate changes on cash/cash equivalents and Other	(160)	(28)

Net increase in cash and cash equivalents	95,486	11,156
Cash and cash equivalents, beginning of period	57,530	23,338

Cash and cash equivalents, end of period	$153,016	$34,494

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

        The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations, the financial position and cash flows of the Company. Those comments should be read in conjunction with these notes. The Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 includes additional information about the Company, its results of operations, its financial position and its cash flows, and should be read in conjunction with this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards:

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 were effective for the Company beginning December 29, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation No. 45 requires the disclosure of certain guarantees and requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities. The Company has applied the recognition provisions of Interpretation No. 45 to guarantee activities initiated after December 31, 2002. The adoption of Interpretation No. 45 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        The FASB recently issued Interpretation No. 46, "Consolidation of Variable Interest Entities". Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. Interpretation No. 46 is effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and on June 29, 2003 for variable interest entities created prior to February 1, 2003. The Company is currently reviewing Interpretation No. 46 to determine its impact, if any, on the Company's consolidated financial position, results of operations, or cash flows.

Reclassification:

        Certain prior year amounts have been reclassified to conform to the current year presentation.

2.     Acquisitions

        During fiscal 2002, the Company acquired the assets of three of its franchises as outlined below.

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

        For 2002, acquired assets totaled $461 which included inventory ($155), property and equipment ($282) and other assets ($24). The excess of the aggregate purchase price over the assets acquired was allocated to goodwill.

        Subsequent to this period, the Company acquired the assets of eight of the fifteen franchises of The WW Group, Inc. (See Note 13 for further details.)

3.     Goodwill and Intangible Assets

        In accordance with SFAS No. 142, the Company no longer amortizes goodwill. The Company performed a fair value impairment test as of December 28, 2002 on its goodwill which determined that no impairment loss was necessary. Unamortized goodwill is due mainly to acquisitions of the Company's franchised territories. For the three months ended March 29, 2003, goodwill increased due to translation of the assets of the Company's foreign subsidiaries into U.S. Dollars.

        Also, in accordance with SFAS No. 142, aggregate amortization expense for definite lived intangible assets was recorded in the amounts of $213 and $237 for the three months ended March 29, 2003 and March 30, 2002, respectively.

        The carrying amount of amortized intangible assets as of March 29, 2003 and December 28, 2002 was as follows:

	March 29, 2003		December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software cost	$9,677	$9,175	$9,488	$9,097
Trademarks	7,275	6,721	7,223	6,674
Non-compete Agreement	1,200	650	1,200	575
Other	3,989	3,214	3,985	3,197

	$22,141	$19,760	$21,896	$19,543

        Estimated amortization expense of definite lived intangible assets for the next five fiscal years is as follows:

Remainder of 2003	$599
2004	$691
2005	$274
2006	$144
2007	$106

4.     Long-Term Debt

        On September 29, 1999, the Company entered into a recapitalization and stock purchase agreement (the "Transaction") with its former parent, H.J. Heinz Company ("Heinz"). In connection with the Transaction, the Company entered into a Credit Facility. As amended on January 16, 2001, the Credit Facility provided for (i) a $90,000 term loan A facility ("Term Loan A"), (ii) a $75,000 term loan B facility ("Term Loan B"), (iii) an $87,000 transferable loan certificate ("TLC"), (iv) a $20,000 term loan D facility ("Term Loan D") and (v) a revolving credit facility with borrowings up to $45,000 ("Revolving Credit Facility"). On December 21, 2001, the Credit Facility was refinanced as follows: (i) Term Loan B, Term Loan D and the TLC in the amount of $71,000, $19,000 and $82,000, respectively, were repaid and replaced with a new Term Loan B of $108,000 and a new TLC of $64,000. Borrowings under the Credit Facility are paid quarterly and bear interest at rates that varied through the three months ended March 29, 2003 from 3.03% to 4.32%. On April 1, 2003, in connection with the acquisition of certain of the assets of The WW Group, Inc. (see Note 13), the Company borrowed an additional $85,000 under a new Term Loan D pursuant to the Credit Facility, as amended on that date.

        In addition, as part of the Transaction, the Company issued 150,000 USD denominated and 100,000 EUR denominated principal amount of 13% Senior Subordinated Notes due 2009 (the "Notes"). At March 29, 2003, the 100,000 EUR Notes translated into 107,810 USD denominated equivalent.

5.     Redeemable Preferred Stock

        In connection with the Transaction (see Note 4), the Company issued one million shares of Series A Preferred Stock. The liquidation preference of the Series A Preferred Stock was $25 per share.

        On March 1, 2002, the Company redeemed from Heinz all of the Company's Series A Preferred Stock for a redemption price of $25,000 plus accrued and unpaid dividends. The redemption was financed through additional borrowings of $12,000 under the Revolving Credit Facility, which was repaid by the end of the second quarter 2002, and by cash from operations.

6.     Earnings Per Share

        Basic earnings per share ("EPS") computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS includes the weighted average number of common shares outstanding and the effect of common stock equivalents.

        The following table sets forth the computation of basic and diluted EPS.

	Three Months Ended
	March 29, 2003	March 30, 2002
Numerator:
Net income	$40,581	$37,284
Preferred stock dividends	—	254

Numerator for basic and diluted EPS—income available to common shareholders	$40,581	$37,030

Denominator:
Weighted-average shares	106,440	105,639
Effect of dilutive securities: stock options	3,246	3,899

Denominator for diluted EPS—weighted-average shares	109,686	109,538

EPS:
Basic EPS	$0.38	$0.35

Diluted EPS	$0.37	$0.34

7.     Stock Plans

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of SFAS No. 123. SFAS No. 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair value method. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities under the intrinsic value method of Accounting Principles Board Opinion ("APB") No. 25 will be required to disclose the pro forma effect of using the fair value method for any period for which an income statement is presented. The disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted SFAS No. 123 for recognition purposes. SFAS No. 148's transition guidance and provisions for annual disclosures are effective for fiscal years ended after December 15, 2002.

        The Company has stock-based employee compensation plans and continues to apply the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for those plans. No compensation expense for employee stock options is reflected in earnings, as all options granted under the plans had an exercise price equal to the market value of the common stock on the date of grant.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three months ended March 29, 2003 and March 30, 2002:

	Three Months Ended
	March 29, 2003	March 30, 2002
Net income, as reported	$40,581	$37,284
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all stock options awards, net of related tax effect	458	171

Pro forma net income	$40,123	$37,113

Earnings per share:
Basic—as reported	$0.38	$0.35

Basic—pro forma	$0.38	$0.35

Diluted—as reported	$0.37	$0.34

Diluted—pro forma	$0.37	$0.34

8.     Income Taxes

        The effective tax rate for the three months ended March 29, 2003 and March 30, 2002 was 38.7%. For the three months ended March 29, 2003 and March 30, 2002, the primary differences between the U.S. federal statutory tax rate and the Company's effective tax rate were state income taxes, offset by lower statutory tax rates in certain foreign jurisdictions.

9.     WeightWatchers.com

Loan Agreement:

        Pursuant to the amended loan agreement dated September 10, 2001 between the Company and WeightWatchers.com, through fiscal 2001 the Company provided loans to WeightWatchers.com aggregating $34,500. The Company has no further obligation to provide funding to WeightWatchers.com. Beginning on January 1, 2002, the note bears interest at 13% per year, and beginning March 31, 2002, interest has been and shall be paid to the Company semi-annually. All principal outstanding under the agreement is payable in six semi-annual installments commencing on March 31, 2004. The Company recorded interest income on the note for the three months ended March 29, 2003 and March 30, 2002 of $1,118 and $1,100, respectively. The interest receivable balance as of March 29, 2003 and December 28, 2002 was $2,224 and $1,106, respectively, and is included within receivables, net. As WeightWatchers.com is an equity investee, and the Company has been the only entity providing funding through fiscal 2001, the Company reduced its loan receivable balances by 100% of WeightWatchers.com's losses. Additionally, the remaining loan receivable balances were reviewed for impairment on a quarterly basis and, accordingly, during fiscal 2001, the Company recorded a full valuation allowance against the remaining balances.

Intellectual Property License:

        The Company entered into an amended and restated intellectual property license agreement dated September 29, 2001 with WeightWatchers.com. In fiscal 2002, the Company began earning royalties pursuant to the agreement. For the three months ended March 29, 2003 and March 30, 2002, the Company recorded royalty income of $1,619 and $720, respectively, which is included in product sales and other, net. The royalty receivable balance as of March 29, 2003 and December 28, 2002 was $1,622 and $1,280, respectively, and is included within receivables, net.

Service Agreement:

        Simultaneous with the signing of the amended and restated intellectual property license agreement, the Company entered into a service agreement with WeightWatchers.com under which WeightWatchers.com provides certain types of services. The Company is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses. The Company recorded service expense for the three months ended March 29, 2003 and March 30, 2002 of $380 and $275, respectively, all of which was included in marketing expenses. The accrued service payable at March 29, 2003 and December 28, 2002 was $375 and $484, respectively, and is netted against receivables, net.

Lease Guarantee:

        The Company has guaranteed the performance of part of WeightWatchers.com's lease of its office space at 888 Seventh Avenue, New York, New York. The annual rent is $459 plus increases for operating expenses and real estate taxes. The lease terminated in March 2003.

10.   Legal

        Due to the nature of its activities, the Company is, at times, subject to pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on the Company's results of operations, financial condition or cash flows.

11.   Derivative Instruments and Hedging

        The Company enters into forward and swap contracts to hedge transactions denominated in foreign currencies in order to reduce currency risk associated with fluctuating exchange rates. These contracts are used primarily to hedge certain foreign currency cash flows and for payments arising from some of the Company's foreign currency denominated debt obligations. In addition, the Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of March 29, 2003 and March 30, 2002, the Company held currency and interest rate swap contracts to purchase certain foreign currencies totaling $67,936 and $202,473, respectively. The Company also held separate currency and interest rate swap contracts to sell foreign currencies of $71,874 and $206,437, respectively.

        As of March 29, 2003, cumulative losses of $3,319 ($1,934 net of taxes) for qualifying hedges were reported as a component of accumulated other comprehensive loss. For the three months ended March 29, 2003 and March 30, 2002, the ineffective portion of changes in fair values of cash flow hedges was not material. In addition, for the three months ended March 29, 2003 and March 30, 2002, reclassification to earnings from accumulated other comprehensive loss resulted in an increase to net income of $502 ($823 before taxes) and a reduction to net income of $142 ($225 before taxes), respectively.

12.   Comprehensive Income

        Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended
	March 29, 2003	March 30, 2002
Net income	$40,581	$37,284
Foreign currency translation adjustment	1,182	4,710
Current period changes in fair value of derivatives	742	193

Comprehensive income	$42,505	$42,187

13.   Subsequent Event

        Effective March 30, 2003, the Company completed the acquisition of eight of the fifteen franchises of The WW Group, Inc. pursuant to the terms of an Asset Purchase Agreement executed on April 1, 2003 among The WW Group, Inc., The WW Group East L.L.C., The WW Group West L.L.C., Cuida Kilos, S.A. de C.V., Weight Watchers North America, Inc. and Weight Watchers International, Inc. Substantially all of the purchase price in excess of the net assets acquired will be recorded as goodwill. The purchase price was $180,700. The acquisition was financed through cash and additional borrowings of $85,000 under a new Term Loan D under the Company's Credit Facility, as amended on April 1, 2003.

14.   Guarantor Subsidiaries

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET

AS OF MARCH 29, 2003

(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$109,561	$29,203	$14,252	$—	$153,016
Receivables, net	5,488	13,153	2,760	—	21,401
Inventories, net	—	24,272	6,921	—	31,193
Prepaid expenses and other current assets	4,024	21,955	3,657	—	29,636
Intercompany (payables) receivables	(286,486)	271,676	14,810	—	—

TOTAL CURRENT ASSETS	(167,413)	360,259	42,400	—	235,246
Investment in consolidated subsidiaries	605,837	—	—	(605,837)	—
Property and equipment, net	1,334	9,650	1,734	—	12,718
Notes and other receivables, noncurrent	222	—	—	—	222
Goodwill	26,769	281,872	795	—	309,436
Trademarks and other intangible assets, net	1,020	1,361	—	—	2,381
Deferred income taxes	34,621	91,832	—	—	126,453
Deferred financing costs and other noncurrent assets	8,151	817	430	—	9,398

TOTAL ASSETS	$510,541	$745,791	$45,359	$(605,837)	$695,854

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$14,106	$582	$—	$—	$14,688
Accounts payable	647	16,958	4,204	—	21,809
Accrued liabilities	31,312	32,632	10,108	—	74,052
Income taxes	(12,610)	40,010	440	—	27,840
Deferred revenue	100	19,840	2,365	—	22,305

TOTAL CURRENT LIABILITIES	33,555	110,022	17,117	—	160,694
Long-term debt	382,630	57,119	—	—	439,749
Deferred income taxes	2,481	—	709	—	3,190
Other	—	249	97	—	346

TOTAL LONG-TERM DEBT AND OTHER LIABILITIES	385,111	57,368	806	—	443,285
Shareholders' equity	91,875	578,401	27,436	(605,837)	91,875

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$510,541	$745,791	$45,359	$(605,837)	$695,854

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 28, 2002

(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,694	$14,808	$8,028	$—	$57,530
Receivables, net	3,467	13,972	1,667	—	19,106
Inventories, net	—	30,021	8,562	—	38,583
Prepaid expenses and other current assets	2,453	21,054	6,712	—	30,219
Intercompany (payables) receivables	(228,146)	218,449	9,697	—	—

TOTAL CURRENT ASSETS	(187,532)	298,304	34,666	—	145,438
Investment in consolidated subsidiaries	556,952	—	—	(556,952)	—
Property and equipment, net	1,380	9,401	1,709	—	12,490
Notes and other receivables, noncurrent	243	—	—	—	243
Goodwill	26,769	280,660	770	—	308,199
Trademarks and other intangible assets, net	897	1,456	—	—	2,353
Deferred income taxes	39,655	91,832	—	—	131,487
Deferred financing costs and other noncurrent assets	8,479	776	438	—	9,693

TOTAL ASSETS	$446,843	$682,429	$37,583	$(556,952)	$609,903

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$17,632	$729	$—	$—	$18,361
Accounts payable	1,217	14,679	4,351	—	20,247
Accrued liabilities	25,209	21,738	8,125	—	55,072
Income taxes	(25,544)	39,363	450	—	14,269
Deferred revenue	100	14,118	1,214	—	15,432

TOTAL CURRENT LIABILITIES	18,614	90,627	14,140	—	123,381
Long-term debt	379,200	57,119	—	—	436,319
Deferred income taxes	2,481	—	775	—	3,256
Other	—	325	74	—	399

TOTAL LONG-TERM DEBT AND OTHER LIABILITIES	381,681	57,444	849	—	439,974
Shareholders' equity	46,548	534,358	22,594	(556,952)	46,548

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$446,843	$682,429	$37,583	$(556,952)	$609,903

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 29, 2003

(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$2,882	$203,859	$44,738	$—	$251,479
Cost of revenues	75	88,838	24,365	—	113,278

Gross profit	2,807	115,021	20,373	—	138,201
Marketing expenses	480	32,614	8,400	—	41,494
Selling, general and administrative expenses	3,059	10,812	3,422	—	17,293

Operating (loss) income	(732)	71,595	8,551	—	79,414
Interest expense (income), net	7,945	2,305	(164)	—	10,086
Other expenses (income), net	2,524	600	(34)	—	3,090
Equity in income of consolidated subsidiaries	52,333	—	—	(52,333)	—
Franchise commission income (loss)	19,052	(17,057)	(1,995)	—	—

Income before income taxes and minority interest	60,184	51,633	6,754	(52,333)	66,238
Provision for income taxes	19,603	4,025	2,006	—	25,634

Income before minority interest	40,581	47,608	4,748	(52,333)	40,604
Minority interest	—	—	23	—	23

Net income	$40,581	$47,608	$4,725	$(52,333)	$40,581

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 30, 2002

(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$1,510	$181,482	$29,511	$—	$212,503
Cost of revenues	60	80,122	15,835	—	96,017

Gross profit	1,450	101,360	13,676	—	116,486
Marketing expenses	—	24,743	4,582	—	29,325
Selling, general and administrative expenses	4,265	9,519	2,321	—	16,105

Operating (loss) income	(2,815)	67,098	6,773	—	71,056
Interest expense (income), net	8,625	2,379	(190)	—	10,814
Other (income) expenses, net	(1,410)	804	(15)	—	(621)
Equity in income of consolidated subsidiaries	36,807	—	—	(36,807)	—
Franchise commission income (loss)	16,469	(14,821)	(1,648)	—	—

Income before income taxes and minority interest	43,246	49,094	5,330	(36,807)	60,863
Provision for income taxes	5,962	15,684	1,907	—	23,553

Income before minority interest	37,284	33,410	3,423	(36,807)	37,310
Minority interest	—	—	26	—	26

Net income	$37,284	$33,410	$3,397	$(36,807)	$37,284

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 29, 2003

(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$125,005	$21,577	$6,806	$(51,917)	$101,471

Investing activities:
Capital expenditures	(62)	(1,103)	(167)	—	(1,332)
Other items, net	(240)	(31)	25	—	(246)

Cash used for investing activities	(302)	(1,134)	(142)	—	(1,578)

Financing activities:
Net decrease in short-term borrowings	(475)	(940)	—	—	(1,415)
Parent company investment in subsidiaries	(48,469)	—	—	48,469	—
Payment of dividends	—	(4,694)	(691)	5,385	—
Payments on long-term debt	(3,526)	(146)	—	—	(3,672)
Proceeds from stock options exercised	840	—	—	—	840

Cash used for financing activities	(51,630)	(5,780)	(691)	53,854	(4,247)

Effect of exchange rate changes on cash and cash equivalents	1,794	(268)	251	(1,937)	(160)

Net increase in cash and cash equivalents	74,867	14,395	6,224	—	95,486
Cash and cash equivalents, beginning of period	34,694	14,808	8,028	—	57,530

Cash and cash equivalents, end of period	$109,561	$29,203	$14,252	$—	$153,016

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 30, 2002

(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by (used for) operating activities	$53,428	$58,981	$(2,448)	$(36,807)	$73,154

Investing activities:
Capital expenditures	(25)	(864)	(152)	—	(1,041)
Cash paid for acquisitions	—	(46,548)	—	—	(46,548)
Other items, net	(64)	(97)	—	—	(161)

Cash used for investing activities	(89)	(47,509)	(152)	—	(47,750)

Financing activities:
Net decrease in short-term borrowings	(741)	(654)	—	—	(1,395)
Parent company investment in subsidiaries	(41,562)	—	—	41,562	—
Proceeds from borrowings	58,500	—	—	—	58,500
Payment of dividends	(1,249)	—	—	—	(1,249)
Payments on long-term debt	(45,602)	—	—	—	(45,602)
Redemption of redeemable preferred stock	(25,000)	—	—	—	(25,000)
Proceeds from stock options exercised	526	—	—	—	526

Cash used for financing activities	(55,128)	(654)	—	41,562	(14,220)

Effect of exchange rate changes on cash and cash equivalents	4,698	(2,093)	2,122	(4,755)	(28)

Net increase (decrease) in cash and cash equivalents	2,909	8,725	(478)	—	11,156
Cash and cash equivalents, beginning of period	6,230	8,804	8,304	—	23,338

Cash and cash equivalents, end of period	$9,139	$17,529	$7,826	$—	$34,494

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2002 that includes additional information about us, our results of operations, our financial position and our cash flows. Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, in particular, the statement about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have used the words "may", "will", "expect", "anticipate", "believe", "estimate", "plan", "intend", and similar expressions in this Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

  •
  competition, including price competition and competition with self-help, pharmaceutical, surgical, dietary supplement and meal replacement products, and other weight-loss programs and products;

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

        You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", could cause our results to differ materially from those expressed or suggested in any forward-looking statements. Except as required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that occur after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

        For a discussion of the critical accounting policies affecting us, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Significant Accounting Policies" beginning on page 17 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002. The critical accounting policies affecting us have not changed since December 28, 2002.

Results of Operations

        Figures are rounded to the nearest one hundred thousand; percentage changes are based on rounded figures. Attendance percentage changes are based on rounded figures to the nearest thousand.

Comparison of the three months ended March 29, 2003 to the three months ended March 30, 2002

        Net revenues were $251.5 million for the three months ended March 29, 2003, an increase of $39.0 million, or 18.4%, from $212.5 million for the three months ended March 30, 2002. The 18.4% increase in net revenues was partially the result of worldwide attendance growth of 7.6% driving a $19.1 million increase in classroom meeting fees. The other major components of the $39.0 million increase in net revenues this quarter versus first quarter 2002 were $16.5 million of product sales and $3.1 million attributable to our publications and other licensing sources. On a geographical basis, meeting fees and product sales increased 7.9% in North America and 36.8% internationally, with about half of the international increase resulting from currency fluctuations.

        Total classroom meeting fees were $153.5 million for the three months ended March 29, 2003 as compared to $134.4 million for the three months ended March 29, 2002. In North American company-owned, or NACO, operations, first quarter 2003 classroom meetings fees were $95.5 million, up 5.8% from $90.3 million in last year's first quarter. Attendance in the quarter grew 7.4% over the prior year comparable period, including the impact of the San Diego and North Carolina franchise acquisitions, which were not owned during first quarter 2002. On an organic basis, NACO attendance grew 3.8%.

        International company-owned classroom meeting fees were $58.0 million for the three months ended March 29, 2003, an increase of $13.9 million, or 31.5%, from $44.1 million for the three months ended March 30, 2002. International meeting fees grew 12.3% on a local currency basis on attendance growth of 7.7%. Recent innovations in Continental Europe (September 2002) and the UK (January 2003) were well received. Despite the impact of bad weather in both geographies, attendances grew 5.0% in the highly competitive UK market and 10.4% in Continental Europe in first quarter 2003 over the 2002 level.

        Product sales were $82.0 million for the three months ended March 29, 2003, an increase of $16.5 million, or 25.2%, from $65.5 million for the three months ended March 30, 2002. Product sales increased 12.4% to $46.2 million domestically and 46.3% to $35.7 million internationally. Product sales increased as a result of attendance growth, and product sales per individual attendance grew substantially in all geographies.

        Franchise royalties were $7.1 million domestically and $1.7 million internationally for the three months ended March 29, 2003. In total, franchise royalties decreased $0.7 million, or 7.4%, from $9.5 million for the three months ended March 30, 2002, to $8.8 million for the comparable period this year. The decrease results from two factors: the inclusion in first quarter 2002 of a one-time retroactive royalty payment, and the impact of having two fewer franchises in first quarter 2003 (San Diego and North Carolina were acquired by the company during the second half of 2002).

        Revenues from publications, licensing and other royalties were $7.2 million for the three months ended March 29, 2003, an increase of $4.0 million, or 125.0%, from $3.2 million for the three months ended March 30, 2002. Licensing royalty income from WeightWatchers.com increased by $0.9 million to $1.6 million. Strong growth in international licensing and publishing royalties and in advertising revenues from our publications accounted for the remainder of the increase.

        Cost of revenues was $113.3 million for the three months ended March 29, 2003, an increase of $17.3 million, or 18.0%, from $96.0 million for the three months ended March 30, 2002 in line with the increases in revenue. Gross profit margin was 55.0% of sales in the three months ended March 29, 2003, a slight increase from the 54.8% level in last year's first quarter.

        Marketing expenses increased $12.2 million, or 41.6%, to $41.5 million in the three months ended March 29, 2003 from $29.3 million in the three months ended March 30, 2002. As a percentage of net revenues, marketing expenses increased from 13.8% to 16.5% quarter over quarter. In the first quarter of 2003, we increased our marketing investment in certain international geographies to increase brand awareness and spur growth, with good results. In addition, in NACO operations, we increased our advertising to support our Winning Points program now in its third year and extended our media campaign to counter the impact of unusually prolonged and intense bad weather.

        Selling, general and administrative expenses were $17.3 million for the three months ended March 29, 2003, an increase of $1.2 million, or 7.5%, from $16.1 million for the three months ended March 30, 2002. Selling, general and administrative expenses rose as a result of normal increases for salaries and other expenses as well as for some staff increases to support growth areas of the business. Selling, general and administrative expenses declined as a percentage of revenues from 7.6% in the first quarter of 2002 to 6.9% in the first quarter of 2003.

        Operating income was $79.4 million for the three months ended March 29, 2003, an increase of $8.3 million, or 11.7%, from $71.1 million for the three months ended March 30, 2002. The operating income margin in the first quarter of 2003 was 31.6%, down from 33.5% in the first quarter of 2002, as a result of our increased investment in marketing.

        Other expenses (income), net were $3.1 million expense for the three months ended March 29, 2003 as compared to $0.6 million of income for the three months ended March 30, 2002. In the first quarter 2003, we recorded $3.1 million of unrealized currency losses on foreign currency denominated debt and other obligations net of hedges as compared to $1.5 million of unrealized gains in the first quarter of 2002.

Liquidity and Capital Resources

        For the three months ended March 29, 2003, cash and cash equivalents increased $95.5 million to $153.0 million and cash flows provided by operating activities were $101.5 million. Funds were used for investing and financing activities as follows: Investing activities in the first quarter of 2003 totaled $1.6 million, comprised primarily of $1.3 million of capital expenditures. Cash used for financing activities totaled $4.2 million for repayment of principal on our outstanding Credit Facility.

        For the three months ended March 30, 2002, cash and cash equivalents increased $11.2 million to $34.5 million and cash flows provided by operating activities were $73.2 million. Cash flows used for investing activities were $47.8 million and were primarily attributable to $46.5 million paid in connection with the acquisition of our North Jersey franchise and $1.0 million invested in capital expenditures. Cash used for financing activities included repayments of $45.6 million in principal on our Credit Facility, the repurchase of one million shares of our preferred stock held by Heinz for $25.0 million, and the cumulative final payment of $1.2 million of dividends on our preferred stock. In total, after proceeds from borrowings of $58.5 million, net cash used for financing activities totaled $14.2 million.

        Working capital at March 29, 2003 was $74.5 million compared to $22.1 million at December 28, 2002. The change in working capital of $52.4 million was primarily attributable to an increase of $90.0 million in current assets, mainly driven by a $95.5 million increase in cash and a $7.4 million decrease in inventory. Current liabilities increased $37.3 million as a result of higher accrued taxes and interest payments, due to timing, and other accrued liabilities consistent with normal operations.

        Our total debt was $454.4 million and $454.7 million at March 29, 2003 and December 28, 2002, respectively. We had approximately $45.0 million in both periods available under our revolving credit facility.

        Our debt consists of both fixed and variable-rate instruments. At March 29, 2003 and December 28, 2002, fixed-rate debt constituted approximately 56.7% and 56.0% of our total debt, respectively. The average interest rate on our debt was approximately 9.0% and 9.1% at March 29, 2003 and December 28, 2002, respectively.

        The following schedule sets forth our long-term debt obligations (and interest rates) as of March 29, 2003:

Long-Term Debt
As of March 29, 2003
(in millions)

	Balance	Interest Rate
EURO 100.0 million 13% Senior Subordinated Notes Due 2009	$107.8	13.00%
US $150.0 million 13% Senior Subordinated Notes Due 2009	150.0	13.00%
Term A Loan due 2005	41.6	3.03%
Term B Loan due 2007	97.3	3.78%
Transferable Loan Certificate Due 2007	57.7	4.32%

Total Debt	454.4
Less Current Portion	(14.7)

Total Long-Term Debt	$439.7

        The term loan A facility, the term loan B facility, the transferable loan certificate facility and the revolving credit facility bear interest at a rate equal to (a) in the case of the term loan A facility and the revolving credit facility, LIBOR plus 1.75% or, at our option, the alternate base rate (as defined in the senior credit facilities) plus 0.75% and (b) in the case of the term loan B facility and the transferable loan certificate facility, LIBOR plus 2.50% or, at our option, the alternate base rate plus 1.50%. In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unused commitments at a rate equal to 0.50% per year.

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

        During March 2003, our credit ratings were upgraded by both Moody's and Standard & Poor's. On March 11, 2003, Standard & Poor's upgraded its corporate credit and senior credit facility ratings from "BB-" to "BB" and upgraded its ratings for the senior subordinated notes from "B" to "B+". On March 20, 2003, Moody's upgraded its ratings for the senior subordinated notes from "Ba3" to "Ba2" and confirmed its "Ba1" rating for the credit facilities.

        The following schedule sets forth our year-by-year long-term debt obligations as of March 29, 2003:

Long-Term Debt Obligations
(Including Current Portion)
 As of March 29, 2003
(in millions)

Remainder of 2003	$14.7
2004	16.0
2005	15.5
2006	1.6
2007	148.8
Thereafter	257.8

Total	$454.4

        Debt obligations due to be repaid in the twelve months are expected to be satisfied with operating cash flows. We believe that cash flows from operating activities, together with borrowings available under our revolving credit facility, will be sufficient for the next twelve months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

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

        On April 1, 2003, we completed the acquisition of eight of the franchises of The WW Group, Inc. for a purchase price of $180.7 million. The acquisition was financed through cash from operations and through additional borrowings under our senior credit facilities (amended on April 1, 2003) of $85.0 million under a new Term Loan D.

        Payments due by fiscal year for the new Term Loan D are as follows:

Remainder of 2003	$0.6
2004	0.9
2005	0.9
2006	0.8
2007	0.8
Thereafter	81.0

Total	$85.0

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

Off-Balance Sheet Transactions

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, such as entities often referred to as structured finance or special purpose entities.

Related Party Transactions

        For a discussion of related party transactions affecting the Company, see "Item 13. Certain Relationships and Related Transactions" beginning on page 37 of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002. Other than during the normal course of business and as set forth below, the related party transactions affecting the Company have not changed since December 28, 2002.

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

Accounting Standards

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 were effective for us beginning

December 29, 2002. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". Interpretation No. 45 requires the disclosure of certain guarantees and requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities. We have applied the recognition provisions of Interpretation No. 45 to guarantee activities initiated after December 31, 2002. The adoption of Interpretation No. 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

        The FASB recently issued Interpretation No. 46, "Consolidation of Variable Interest Entities". Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. Interpretation No. 46 is effective on February 1, 2003 for variable interest entities created after January 31, 2003, and on June 29, 2003 for variable interest entities created prior to February 1, 2003. We are currently reviewing Interpretation No. 46 to determine its impact, if any, on our consolidated financial position, results of operations, or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", an amendment of SFAS No. 123. SFAS No. 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock—based employee compensation to the fair value method. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities under the intrinsic value method of Accounting Principles Board Opinion ("APB") No. 25 will be required to disclose the pro forma effect of using the fair value method for any period for which an income statement is presented. The disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted SFAS No. 123 for recognition purposes. SFAS No. 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. We continue to apply the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for those plans. No compensation expense for employee stock options is reflected in earnings, as all options granted under the plans had an exercise price equal to the market value of the common stock on the date of grant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

        Based on the overall interest rate exposure on our fixed rate borrowings at March 29, 2003, a 10% change in market interest rates would have less than a 5% impact on the fair value of our long-term debt. Based on variable rate debt levels at March 29, 2003, a 10% change in market interest rates would have less than a 5% impact on our net interest expense.

        We use foreign currency forward contracts to more properly align the underlying sources of cash flow with our debt servicing requirements. At March 29, 2003, we had a long-term foreign currency forward contract receivable with a notional amount of Euro 24.0 million, offset by a foreign currency forward contract payable with a notional amount of $21.9 million.

        For a more detailed discussion of our quantitative and qualitative disclosures about market risks that affect us, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" beginning on page 27 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002. Our exposure to market risks has not changed materially since December 28, 2002.

ITEM 4. CONTROLS AND PROCEDURES

        Based on their evaluation, as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

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

  (a)
  Exhibits

    Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended March 29, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003	By:	/s/ LINDA HUETT Linda Huett President, Chief Executive Officer and Director (Principal Executive Officer)
Date: May 13, 2003	By:	/s/ ANN M. SARDINI Ann M. Sardini Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date: May 13, 2003	Signature:	/s/ LINDA HUETT Linda Huett President and Chief Executive Officer

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

Date: May 13, 2003	Signature:	/s/ ANN M. SARDINI Ann M. Sardini Vice President and Chief Financial Officer

QuickLinks

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX
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
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET AS OF MARCH 29, 2003 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 28, 2002 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 29, 2003 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 30, 2002 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 29, 2003 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 30, 2002 (IN THOUSANDS)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS