Form 10-Q
period 2003-06-28
WEIGHT WATCHERS INTERNATIONAL INC
filed 2003-08-12
CIK 105319

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

Commission File No. 000-03389

WEIGHT WATCHERS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Virginia	11-6040273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes        ☒            No        ☐

The number of common shares outstanding as of July 31, 2003 was 106,846,810.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page No.
Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of June 28, 2003 and December 28, 2002	2
	Unaudited Consolidated Statements of Operations for the three months ended June 28, 2003 and June 29, 2002	3
	Unaudited Consolidated Statements of Operations for the six months ended June 28, 2003 and June 29, 2002	4
	Unaudited Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Comprehensive Income for the six months ended June 28, 2003, and for the fiscal year ended December 28, 2002	5
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 28, 2003 and June 29, 2002	6
	Notes to Unaudited Consolidated Financial Statements	7-22
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 2.	Changes in Securities	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits and Reports on Form 8-K	34-35
Signatures		36
Exhibits

ITEM I. FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 28, 2003	December 28, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,234	$57,530
Receivables, net	25,591	19,106
Inventories, net	33,500	38,583
Prepaid expenses and other current assets	32,371	30,219

TOTAL CURRENT ASSETS	143,696	145,438
Property and equipment, net	16,206	12,490
Notes and other receivables, noncurrent	222	243
Goodwill	486,772	308,199
Trademarks and other intangible assets, net	2,298	2,353
Deferred income taxes	119,060	131,487
Deferred financing costs and other noncurrent assets	10,184	9,693

TOTAL ASSETS	$778,438	$609,903

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$13,302	$18,361
Accounts payable	15,536	20,247
Accrued interest	9,967	8,598
Accrued liabilities	57,115	46,474
Income taxes	16,029	14,269
Deferred revenue	22,733	15,432

TOTAL CURRENT LIABILITIES	134,682	123,381
Long-term debt	488,953	436,319
Deferred income taxes	3,233	3,256
Other	255	399

TOTAL LONG-TERM DEBT AND OTHER LIABILITIES	492,441	439,974
SHAREHOLDERS' EQUITY
Common stock, $0 par; 1,000,000 shares authorized; 111,988 shares issued; 106,804 shares outstanding at June 28, 2003 and 106,277 shares outstanding at December 28, 2002	—	—
Treasury stock, at cost, 5,184 shares at June 28, 2003 and 5,711 shares at December 28, 2002	(20,932)	(23,061)
Deferred compensation	(133)	—
Retained earnings	171,263	73,482
Accumulated other comprehensive income (loss)	1,117	(3,873)

TOTAL SHAREHOLDERS' EQUITY	151,315	46,548

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$778,438	$609,903

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	June 28, 2003	June 29, 2002
Meeting fees, net	$168,710	$141,441
Product sales and other, net	90,159	76,452

Revenues, net	258,869	217,893
Cost of revenues	116,132	96,012

Gross profit	142,737	121,881
Marketing expenses	25,821	17,135
Selling, general and administrative expenses	19,280	14,225

Operating income	97,636	90,521
Interest expense, net	10,798	10,405
Other (income) expenses, net	(868)	12,796

Income before income taxes and minority interest	87,706	67,320
Provision for income taxes	33,948	26,117

Income before minority interest	53,758	41,203
Minority interest	(16)	(17)

Net income	$53,774	$41,220

Net income per share:
Basic	$0.50	$0.39

Diluted	$0.49	$0.38

Weighted average common shares outstanding:
Basic	106,708	105,883

Diluted	109,760	109,558

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended
	June 28, 2003	June 29, 2002
Meeting fees, net	$322,195	$275,797
Product sales and other, net	188,153	154,599

Revenues, net	510,348	430,396
Cost of revenues	229,410	192,029

Gross profit	280,938	238,367
Marketing expenses	67,315	46,460
Selling, general and administrative expenses	36,573	30,330

Operating income	177,050	161,577
Interest expense, net	20,884	21,219
Other expenses, net	2,222	12,175

Income before income taxes and minority interest	153,944	128,183
Provision for income taxes	59,582	49,670

Income before minority interest	94,362	78,513
Minority interest	7	9

Net income	$94,355	$78,504

Preferred stock dividends	—	254

Net income available to common shareholders	$94,355	$78,250

Net income per share:
Basic	$0.89	$0.74

Diluted	$0.86	$0.72

Weighted average common shares outstanding:
Basic	106,574	105,761

Diluted	109,750	109,490

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
(IN THOUSANDS)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock
					Deferred Compensation		Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount				Total
Balance at December 29, 2001	111,988	$—	6,488	$(26,196)	$—	$(13,323)	$(73,998)	$(113,517)
Comprehensive Income:
Net income							143,694	143,694
Translation adjustment, net of taxes						8,205		8,205
Change in fair value of derivatives accounted for as hedges, net of taxes						1,245		1,245

Total Comprehensive Income								153,144

Preferred stock dividend							(254)	(254)
Stock options exercised			(777)	3,135			(1,441)	1,694
Tax benefit of stock options exercised							6,331	6,331
Cost of secondary public equity offering							(850)	(850)

Balance at December 28, 2002	111,988	$—	5,711	$(23,061)	$—	$(3,873)	$73,482	$46,548
Comprehensive Income:
Net income							94,355	94,355
Translation adjustment, net of taxes						3,973		3,973
Change in fair value of derivatives accounted for as hedges, net of taxes						1,017		1,017

Total Comprehensive Income								99,345

Stock options exercised			(527)	2,129			(928)	1,201
Tax benefit of stock options exercised							4,195	4,195
Restricted stock issued to employees					(159)		159	—
Compensation expense for restricted stock issued to employees					26			26

Balance at June 28, 2003	111,988	$—	5,184	$(20,932)	$(133)	$1,117	$171,263	$151,315

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended
	June 28, 2003	June 29, 2002
Cash provided by operating activities	$138,588	$113,030

Investing activities:
Capital expenditures	(2,231)	(2,075)
Repayments from equity investment	5,000	—
Cash paid for acquisitions	(181,520)	(46,548)
Other items, net	(610)	(202)

Cash used for investing activities	(179,361)	(48,825)

Financing activities:
Net decrease in short-term borrowings	(2,712)	(570)
Proceeds from borrowings	100,000	58,500
Payment of dividends	—	(1,249)
Payments of long-term debt	(62,344)	(66,134)
Redemption of redeemable preferred stock	—	(25,000)
Proceeds from stock options exercised	1,201	1,048
Deferred financing costs	(821)	—

Cash provided by (used for) financing activities	35,324	(33,405)

Effect of exchange rate changes on cash/cash equivalents and Other	153	2,242

Net (decrease) increase in cash and cash equivalents	(5,296)	33,042
Cash and cash equivalents, beginning of period	57,530	23,338

Cash and cash equivalents, end of period	$52,234	$56,380

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. Interpretation No. 46 became effective for the Company on February 1, 2003 for variable interest entities created after January 31, 2003, and on June 29, 2003 for variable interest entities created prior to February 1, 2003. The adoption of Interpretation No. 46 did not impact the Company's consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", an amendment of SFAS No. 123. SFAS No. 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair value method. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities under the intrinsic value method of Accounting Principles Board Opinion ("APB") No. 25 will be required to disclose the pro forma effect of using the fair value method for any period for which an income statement is presented. The disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted SFAS No. 123 for recognition purposes. SFAS No. 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. The Company continues to apply the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for those plans. No compensation expense for employee stock options is reflected in earnings, as all options granted under the plans had an exercise price equal to the market value of the common stock on the date of grant.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments." This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company will apply the provisions of SFAS No. 149 prospectively, however, management does not believe the adoption of SFAS No. 149 will have a material impact on the Company's consolidated financial position, results of operations or its cash flows.

Reclassification:

        Certain prior year amounts have been reclassified to conform to the current year presentation.

2.     Acquisitions

        During fiscal 2003 and 2002, the Company acquired certain assets of its franchises as outlined below.

        These acquisitions have been accounted for under the purchase method of accounting and, accordingly, earnings have been included in the consolidated operating results of the Company since the date of acquisition.

        Effective March 30, 2003, the Company completed the acquisition of certain assets of eight of the fifteen franchises of The WW Group, Inc. and its affiliates ("the WW Group") pursuant to the terms of an Asset Purchase Agreement executed on March 31, 2003 among the WW Group, The WW Group East L.L.C., The WW Group West L.L.C., Cuida Kilos, S.A. de C.V., Weight Watchers North America, Inc. and the Company. The purchase price for the acquisition was $180,700 plus acquisition costs of $820. Assets acquired, which are currently recorded at net book value, include inventory ($2,553), prepaid expenses ($365) and property and equipment ($3,624). Management is in the process of finalizing the allocation of the purchase price, and therefore these allocations are subject to change. The excess of the aggregate purchase price over the assets acquired will be allocated to an indefinite lived intangible asset. The acquisition was financed through cash and additional borrowings of $85,000 under a new Term Loan D under the Company's Credit Facility (as defined below), as amended on April 1, 2003.

        The following table presents unaudited pro forma financial information that reflects the consolidated operations of the Company and the acquired franchises of the WW Group as if the acquisition had occurred as of the beginning of the respective periods. The pro forma financial information does not give effect to any synergies that might result nor any discontinued expenses from the acquisition of the WW Group. Such discontinued expenses are estimated by management to be approximately $3,300, $7,400 and $3,400 for the six months ended June 28, 2003, June 29, 2002 and for the three months ended June 29, 2002, respectively. These expenses relate to corporate expenses of the owners of the WW Group and other indirect expenses of non-acquired franchises for the periods detailed below. This pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated companies.

	Pro Forma
	For the six months ended
	June 28, 2003	June 29, 2002	For the three months ended June 29, 2002
Revenue	$530,060	$471,743	$239,353
Net Income	$95,613	$81,243	$42,920
Diluted earnings per share	$0.87	$0.75	$0.39

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

        On July 2, 2002, the Company completed the acquisition of the assets of one of its franchisees, Weight Watchers of San Diego and The Inland Empire, Inc., pursuant to the terms of an Asset Purchase Agreement among Weight Watchers of San Diego, the Company and Weight Watchers North America, Inc. Substantially the entire purchase price in excess of the net assets acquired has been recorded as goodwill. The purchase price for the acquisition was $11,000 and was financed through cash from operations.

        On January 18, 2002, the Company completed the acquisition of the assets of one of its franchisees, Weight Watchers of North Jersey, Inc., pursuant to the terms of an Asset Purchase Agreement executed on December 31, 2001 among Weight Watchers of North Jersey, Inc., the Company and Weight Watchers North America, Inc. Substantially all of the purchase price in excess of the net assets acquired has been recorded as goodwill. The purchase price for the acquisition was $46,500. The acquisition was financed through additional borrowings from the Company's Revolving Credit Facility under its Amended and Restated Credit Agreement, as amended on January 16, 2001, and December 21, 2001 (the "Credit Facility"). This additional borrowing was subsequently repaid by the end of the second quarter of 2002.

        For 2002, acquired assets totaled $461 which included inventory ($155), property and equipment ($282) and other assets ($24). The excess of the aggregate purchase price over the assets acquired was allocated to goodwill.

3.     Goodwill and Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company no longer amortizes goodwill. The Company performed a fair value impairment test as of December 28,

2002 on its goodwill which determined that no impairment loss was necessary. Unamortized goodwill is due mainly to acquisitions of the Company's franchised territories. For the six months ended June 28, 2003, goodwill increased due mainly to the acquisition of certain of the assets of the WW Group.

        Also, in accordance with SFAS No. 142, aggregate amortization expense for definite lived intangible assets was recorded in the amounts of $244 and $483 for the three and six months ended June 28, 2003, respectively. Aggregate amortization expense of definite lived intangible assets for the three and six months ended June 29, 2002 was $212 and $464, respectively.

        The carrying amount of amortized intangible assets was as follows:

	June 28, 2003		December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software cost	$9,729	$9,254	$9,488	$9,097
Trademarks	7,357	6,771	7,223	6,674
Non-compete Agreement	1,200	725	1,200	575
Other	3,995	3,233	3,985	3,197

	$22,281	$19,983	$21,896	$19,543

        Estimated amortization expense of definite lived intangible assets for the next five fiscal years is as follows:

Remainder of 2003	$408
2004	$691
2005	$274
2006	$144
2007	$106

4.     Long-Term Debt

        On September 29, 1999, the Company entered into a recapitalization and stock purchase agreement (the "Transaction") with its former parent, H.J. Heinz Company ("Heinz"). In connection with the Transaction, the Company entered into a Credit Facility. As amended on January 16, 2001, the Credit Facility provided for (i) a $90,000 term loan A facility ("Term Loan A"), (ii) a $75,000 term loan B facility ("Term Loan B"), (iii) an $87,000 transferable loan certificate ("TLC"), (iv) a $20,000 term loan D facility ("Term Loan D") and (v) a revolving credit facility with borrowings up to $45,000 ("Revolving Credit Facility"). On December 21, 2001, the Credit Facility was refinanced as follows: (i) Term Loan B, Term Loan D and the TLC in the amount of $71,000, $19,000 and $82,000, respectively, were repaid and replaced with a new Term Loan B of $108,000 and a new TLC of $64,000. Borrowings under the Credit Facility are paid quarterly and bear interest at rates that varied through the six months ended June 28, 2003 from 3.03% to 5.75%. On April 1, 2003, in connection with the acquisition of certain of the assets of the WW Group, the Company borrowed an additional $85,000 under a new Term Loan D pursuant to the Credit Facility, as amended on that date.

        In addition, as part of the Transaction, the Company issued 150,000 USD denominated and 100,000 EUR denominated principal amount of 13% Senior Subordinated Notes due 2009 (the "Notes"). At June 28, 2003, the 100,000 EUR Notes translated into 114,300 USD denominated equivalent (see Note 11).

5.     Earnings Per Share

        Basic earnings per share ("EPS") computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS includes the weighted average number of common shares outstanding and the effect of common stock equivalents.

        The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Numerator:
Net income	$53,774	$41,220	$94,355	$78,504
Preferred stock dividends	—	—	—	254

Numerator for basic and diluted EPS — income available to common shareholders	$53,774	$41,220	$94,355	$78,250

Denominator:
Weighted-average shares	106,708	105,883	106,574	105,761
Effect of dilutive securities: stock options	3,052	3,675	3,176	3,729

Denominator for diluted EPS—weighted-average shares	109,760	109,558	109,750	109,490

EPS:
Basic EPS	$0.50	$0.39	$0.89	$0.74

Diluted EPS	$0.49	$0.38	$0.86	$0.72

6.     Stock Plans

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

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income, as reported	$53,774	$41,220	$94,355	$78,504
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all stock options awards, net of related tax effect	518	167	976	338

Pro forma net income	$53,256	$41,053	$93,379	$78,166

Earnings per share:
Basic — as reported	$0.50	$0.39	$0.90	$0.74

Basic — pro forma	$0.50	$0.39	$0.88	$0.74

Diluted — as reported	$0.49	$0.38	$0.87	$0.72

Diluted — pro forma	$0.49	$0.37	$0.85	$0.71

7.     Income Taxes

        The effective tax rate for the three and six months ended June 28, 2003 was 38.7%. The effective tax rate for the three and six months ended June 29, 2002 was 38.8%. For the three and six months ended June 28, 2003 and June 29, 2002, the primary differences between the U.S. federal statutory tax rate and the Company's effective tax rate were state income taxes, offset by lower statutory tax rates in certain foreign jurisdictions.

8.
WeightWatchers.com

Loan Agreement:

        Pursuant to the amended loan agreement dated September 10, 2001 between the Company and WeightWatchers.com, through fiscal 2001 the Company provided loans to WeightWatchers.com aggregating $34,500. The Company has no further obligation to provide funding to WeightWatchers.com. Beginning on January 1, 2002, the loan bears interest at 13% per year, and beginning March 31, 2002, interest has been and shall be paid to the Company semi-annually. All principal outstanding under the agreement is payable in six semi-annual installments commencing on March 31, 2004. The Company recorded interest income on the loan for the three and six months ended June 28, 2003 of $1,115 and $2,233, respectively, as compared to the three and six months ended June 29, 2002 of $1,118 and $2,218, respectively. The interest receivable balance as of June 28, 2003 and December 28, 2002 was $946 and $1,106, respectively, and is included within receivables, net. As WeightWatchers.com is an equity investee, and the Company was the only entity providing funding through fiscal 2001, the Company reduced its loan receivable balances by 100% of WeightWatchers.com's losses. Additionally, the remaining loan receivable balances were reviewed for impairment on a quarterly basis and, accordingly, during fiscal 2001, the Company recorded a full valuation allowance against the remaining balances. For the three months ended June 28, 2003, the Company recorded in other (income) expense, net a voluntary loan repayment of $5,000.

Intellectual Property License:

        The Company entered into an amended and restated intellectual property license agreement dated September 29, 2001 with WeightWatchers.com. In fiscal 2002, the Company began earning royalties pursuant to the agreement. For the three and six months ended June 28, 2003, the Company recorded royalty income of $1,861 and $3,480, respectively, and for the three and six months ended June 29, 2002, the Company recorded $987 and $1,707, respectively, which is included in product sales and other, net. The royalty receivable balance as of June 28, 2003 and December 28, 2002 was $1,861 and $1,280, respectively, and is included within receivables, net.

Service Agreement:

        Simultaneous with the signing of the amended and restated intellectual property license agreement, the Company entered into a service agreement with WeightWatchers.com under which WeightWatchers.com provides certain types of services. The Company is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses. The Company recorded service expense for the three and six months ended June 28, 2003 of $419 and $798, respectively, and $479 and $754 for the three and six months ended June 29, 2002, respectively, all of which was included in marketing expenses. The accrued service payable at June 28, 2003 and December 28, 2002 was $793 and $484, respectively, and is netted against receivables, net.

9.     Derivative Instruments and Hedging

        The Company enters into forward and swap contracts to hedge transactions denominated in foreign currencies in order to reduce currency risk associated with fluctuating exchange rates. These contracts are used primarily to hedge certain foreign currency cash flows and for payments arising from some of the Company's foreign currency denominated debt obligations. In addition, the Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of June 28, 2003 and June 29, 2002, the Company held currency and interest rate swap contracts to purchase certain foreign currencies with notional amounts totaling $122,014 and $211,955, respectively. The Company also held separate currency and interest rate swap contracts to sell foreign currencies of $130,582 and $218,736, respectively.

        As of June 28, 2003, cumulative losses of $2,867 ($1,659 net of taxes) for qualifying hedges were reported as a component of accumulated other comprehensive loss. For the three and six months ended June 28, 2003 and June 29, 2002, respectively, the ineffective portion of changes in fair values of cash flow hedges was not material. In addition, for the three and six months ended June 28, 2003, reclassification to earnings from accumulated other comprehensive loss resulted in an increase to net income of $950 ($1,558 before taxes) and $1,452 ($2,381 before taxes), respectively. For the three and six months ended June 29, 2002, reclassification to earnings from accumulated other comprehensive loss resulted in an increase to net income of $1,682 ($2,669 before taxes) and $1,540 ($2,444 before taxes), respectively.

10.   Comprehensive Income

        Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income	$53,774	$41,220	$94,355	$78,504
Foreign currency translation adjustment	2,791	2,804	3,973	7,514
Current period changes in fair value of derivatives	275	77	1,017	270

Comprehensive income	$56,840	$44,101	$99,345	$86,288

11.   Subsequent Event

        On July 21, 2003, the Company commenced a cash tender offer and consent solicitation for all of its 150,000 USD denominated and 100,000 EUR denominated principal amount of 13% Senior Subordinated Notes due 2009. The tender offer will expire on August 18, 2003. The consideration for the tender offer and consent solicitation will be funded from cash on hand and additional borrowings under the Credit Facility that will be refinanced, amended and restated in connection with the tender offer. In conjunction with the tender offer, the Company is soliciting consents to eliminate substantially all of the restrictive covenants and certain default provisions in the indentures pursuant to which the Notes were issued.

        On July 30, 2003, the Company amended the tender offer by increasing the tender offer consideration and extending the consent date to August 6, 2003 at 12:00 midnight, New York City time. On August 7, 2003, the Company announced receipt of requisite consents and tenders for over 90% of its Senior Subordinated Notes.

        In the third quarter 2003, the Company will recognize expenses of approximately $47,000 associated with the tender premium and approximately $5,000 for the write-off of deferred financing fees incurred in conjunction with the issuance in 1999 of the 13% Senior Subordinated Notes.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
AS OF JUNE 28, 2003
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,344	$23,687	$12,203	$—	$52,234
Receivables, net	4,867	18,086	2,638	—	25,591
Inventories, net	—	26,116	7,384	—	33,500
Prepaid expenses and other current assets	5,190	22,764	4,417	—	32,371
Intercompany (payables) receivables	(153,511)	133,580	19,931	—	—

TOTAL CURRENT ASSETS	(127,110)	224,233	46,573	—	143,696
Investment in consolidated subsidiaries	640,266	—	—	(640,266)	—
Property and equipment, net	1,354	13,079	1,773	—	16,206
Notes and other receivables, noncurrent	222	—	—	—	222
Goodwill	26,769	459,160	843	—	486,772
Trademarks and other intangible assets, net	1,026	1,272	—	—	2,298
Deferred income taxes	34,907	84,153	—	—	119,060
Deferred financing costs and other noncurrent assets	8,639	(301)	1,846	—	10,184

TOTAL ASSETS	$586,073	$781,596	$51,035	$(640,266)	$778,438

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$12,803	$499	$—	$—	$13,302
Accounts payable	1,204	9,276	5,056	—	15,536
Accrued interest	9,564	403	—	—	9,967
Accrued liabilities	17,271	30,541	9,303	—	57,115
Income taxes	(48,895)	63,218	1,706	—	16,029
Deferred revenue	151	21,307	1,275	—	22,733

TOTAL CURRENT LIABILITIES	(7,902)	125,244	17,340	—	134,682
Long-term debt	440,179	48,774	—	—	488,953
Deferred income taxes	2,481	—	752	—	3,233
Other	—	175	80	—	255

TOTAL LONG-TERM DEBT AND OTHER LIABILITIES	442,660	48,949	832	—	492,441
Shareholders' equity	151,315	607,403	32,863	(640,266)	151,315

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$586,073	$781,596	$51,035	$(640,266)	$778,438

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 28, 2002
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,694	$14,808	$8,028	$—	$57,530
Receivables, net	3,467	13,972	1,667	—	19,106
Inventories, net	—	30,021	8,562	—	38,583
Prepaid expenses and other current assets	2,453	21,054	6,712	—	30,219
Intercompany (payables) receivables	(228,146)	218,449	9,697	—	—

TOTAL CURRENT ASSETS	(187,532)	298,304	34,666	—	145,438
Investment in consolidated subsidiaries	556,952	—	—	(556,952)	—
Property and equipment, net	1,380	9,401	1,709	—	12,490
Notes and other receivables, noncurrent	243	—	—	—	243
Goodwill	26,769	280,660	770	—	308,199
Trademarks and other intangible assets, net	897	1,456	—	—	2,353
Deferred income taxes	39,655	91,832	—	—	131,487
Deferred financing costs and other noncurrent assets	8,479	776	438	—	9,693

TOTAL ASSETS	$446,843	$682,429	$37,583	$(556,952)	$609,903

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$17,632	$729	$—	$—	$18,361
Accounts payable	1,217	14,679	4,351	—	20,247
Accrued interest	8,125	473	—	—	8,598
Accrued liabilities	17,084	21,265	8,125	—	46,474
Income taxes	(25,544)	39,363	450	—	14,269
Deferred revenue	100	14,118	1,214	—	15,432

TOTAL CURRENT LIABILITIES	18,614	90,627	14,140	—	123,381
Long-term debt	379,200	57,119	—	—	436,319
Deferred income taxes	2,481	—	775	—	3,256
Other	—	325	74	—	399

TOTAL LONG-TERM DEBT AND OTHER LIABILITIES	381,681	57,444	849	—	439,974
Shareholders' equity	46,548	534,358	22,594	(556,952)	46,548

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$446,843	$682,429	$37,583	$(556,952)	$609,903

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 28, 2003
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$3,323	$213,528	$42,018	$—	$258,869
Cost of revenues	(75)	92,535	23,672	—	116,132

Gross profit	3,398	120,993	18,346	—	142,737
Marketing expenses	540	17,863	7,418	—	25,821
Selling, general and administrative expenses	3,887	11,643	3,750	—	19,280

Operating (loss) income	(1,029)	91,487	7,178	—	97,636
Interest expense (income), net	8,821	2,208	(231)	—	10,798
Other (income) expenses, net	(228)	(646)	6	—	(868)
Equity in income of consolidated subsidiaries	38,790	—	—	(38,790)	—
Franchise commission income (loss)	20,684	(18,036)	(2,648)	—	—

Income before income taxes and minority interest	49,852	71,889	4,755	(38,790)	87,706
(Benefit from) provision for income taxes	(3,922)	35,551	2,319	—	33,948

Income before minority interest	53,774	36,338	2,436	(38,790)	53,758
Minority interest	—	—	(16)	—	(16)

Net income	$53,774	$36,338	$2,452	$(38,790)	$53,774

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 29, 2002
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$2,611	$186,521	$28,761	$—	$217,893
Cost of revenues	59	79,944	16,009	—	96,012

Gross profit	2,552	106,577	12,752	—	121,881
Marketing expenses	—	13,304	3,831	—	17,135
Selling, general and administrative expenses	301	11,216	2,708	—	14,225

Operating income	2,251	82,057	6,213	—	90,521
Interest expense (income), net	8,109	2,522	(226)	—	10,405
Other expenses (income), net	13,291	(490)	(5)	—	12,796
Equity in income of consolidated subsidiaries	47,026	—	—	(47,026)	—
Franchise commission income (loss)	17,424	(15,672)	(1,752)	—	—

Income before income taxes and minority interest	45,301	64,353	4,692	(47,026)	67,320
Provision for income taxes	4,081	20,386	1,650	—	26,117

Income before minority interest	41,220	43,967	3,042	(47,026)	41,203
Minority interest	—	—	(17)	—	(17)

Net income	$41,220	$43,967	$3,059	$(47,026)	$41,220

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 28, 2003
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$6,205	$417,387	$86,756	$—	$510,348
Cost of revenues	—	181,373	48,037	—	229,410

Gross profit	6,205	236,014	38,719	—	280,938
Marketing expenses	1,020	50,477	15,818	—	67,315
Selling, general and administrative expenses	6,946	22,455	7,172	—	36,573

Operating (loss) income	(1,761)	163,082	15,729	—	177,050
Interest expense (income), net	16,766	4,513	(395)	—	20,884
Other expenses (income), net	2,296	(46)	(28)	—	2,222
Equity in income of consolidated subsidiaries	91,123	—	—	(91,123)	—
Franchise commission income (loss)	39,736	(35,093)	(4,643)	—	—

Income before income taxes and minority interest	110,036	123,522	11,509	(91,123)	153,944
Provision for income taxes	15,681	39,576	4,325	—	59,582

Income before minority interest	94,355	83,946	7,184	(91,123)	94,362
Minority interest	—	—	7	—	7

Net income	$94,355	$83,946	$7,177	$(91,123)	$94,355

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 29, 2002
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$4,121	$368,003	$58,272	$—	$430,396
Cost of revenues	119	160,066	31,844	—	192,029

Gross profit	4,002	207,937	26,428	—	238,367
Marketing expenses	—	38,047	8,413	—	46,460
Selling, general and administrative expenses	4,566	20,735	5,029	—	30,330

Operating (loss) income	(564)	149,155	12,986	—	161,577
Interest expense (income), net	16,734	4,901	(416)	—	21,219
Other expenses (income), net	11,881	314	(20)	—	12,175
Equity in income of consolidated subsidiaries	83,833	—	—	(83,833)	—
Franchise commission income (loss)	33,893	(30,493)	(3,400)	—	—

Income before income taxes and minority interest	88,547	113,447	10,022	(83,833)	128,183
Provision for income taxes	10,043	36,070	3,557	—	49,670

Income before minority interest	78,504	77,377	6,465	(83,833)	78,513
Minority interest	—	—	9	—	9

Net income	$78,504	$77,377	$6,456	$(83,833)	$78,504

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 28, 2003
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$8,701	$218,028	$2,982	$(91,123)	$138,588

Investing activities:
Capital expenditures	(192)	(1,687)	(352)	—	(2,231)
Repayments from equity investment	5,000	—	—	—	5,000
Cash paid for acquistions	—	(181,520)	—	—	(181,520)
Other items, net	(373)	(276)	39	—	(610)

Cash provided by (used for) investing activities	4,435	(183,483)	(313)	—	(179,361)

Financing activities:
Net decrease in short-term borrowings	(475)	(2,237)	—	—	(2,712)
Proceeds from borrowings	100,000	—	—	—	100,000
Parent company investment in subsidiaries	(83,314)	—	—	83,314	—
Payment of dividends	—	(12,762)	(691)	13,453	—
Payments on long-term debt	(53,770)	(8,574)	—	—	(62,344)
Proceeds from stock options exercised	1,201	—	—	—	1,201
Deferred financing costs	(821)	—	—	—	(821)

Cash (used for) provided by financing activities	(37,179)	(23,573)	(691)	96,767	35,324

Effect of exchange rate changes on cash and cash equivalents	5,693	(2,093)	2,197	(5,644)	153

Net (decrease) increase in cash and cash equivalents	(18,350)	8,879	4,175	—	(5,296)
Cash and cash equivalents, beginning of period	34,694	14,808	8,028	—	57,530

Cash and cash equivalents, end of period	$16,344	$23,687	$12,203	$—	$52,234

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 29, 2002
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$118,576	$74,987	$3,300	$(83,833)	$113,030

Investing activities:
Capital expenditures	(105)	(1,668)	(302)	—	(2,075)
Cash paid for acquisitions	—	(46,548)	—	—	(46,548)
Other items, net	(147)	(58)	3	—	(202)

Cash used for investing activities	(252)	(48,274)	(299)	—	(48,825)
Financing activities:
Net decrease in short-term borrowings	(741)	171	—	—	(570)
Parent company investment in subsidiaries	(76,135)	—	—	76,135	—
Proceeds from borrowings	58,500	—	—	—	58,500
Payment of dividends	(1,249)	(14,417)	—	14,417	(1,249)
Payments on long-term debt	(65,975)	(159)	—	—	(66,134)
Redemption of redeemable preferred stock	(25,000)	—	—	—	(25,000)
Proceeds from stock options exercised	1,048	—	—	—	1,048

Cash used for financing activities	(109,552)	(14,405)	—	90,552	(33,405)

Effect of exchange rate changes on cash and cash equivalents	6,401	1,194	1,366	(6,719)	2,242

Net increase in cash and cash equivalents	15,173	13,502	4,367	—	33,042
Cash and cash equivalents, beginning of period	6,230	8,804	8,304	—	23,338

Cash and cash equivalents, end of period	$21,403	$22,306	$12,671	$—	$56,380

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2002 that includes additional information about us, our results of operations, our financial position and our cash flows. Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, in particular, statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have used the words "may", "will", "expect", "anticipate", "believe", "estimate", "plan", "intend", and similar expressions in this Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

  •
  competition, including competition from self-help, pharmaceutical, surgical, dietary supplement and meal replacement products, and other weight and exercise-related programs and products;

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

Comparison of the three months ended June 28, 2003 to the three months ended June 29, 2002

        Net revenues were $258.9 million for the three months ended June 28, 2003, an increase of $41.0 million, or 18.8%, from $217.9 million for the three months ended June 29, 2002. The 18.8% increase in net revenues was partially the result of worldwide attendance growth of 11.7% driving a $27.3 million increase in classroom meeting fees. The other major components of the $41.0 million increase in net revenues this quarter versus second quarter 2002 were $11.6 million of product sales and $4.4 million of advertising revenues and licensing and publication royalties partially offset by $2.4 million of lower franchise commissions. Included in the $41.0 million increase is a benefit of approximately $13.0 million from currency translation.

        At the beginning of the second quarter of 2003, we acquired certain assets of The WW Group, Inc. and its affiliate franchises ("the WW Group") consisting of eight territories and adding approximately 5 million attendances on an annual basis (based on 2002 actuals as reported by the WW Group). The information reported here includes the results of the WW Group since the date of its acquisition on March 30, 2003.

        For the three months ended June 28, 2003, total classroom meeting fees were $168.7 million, an increase of $27.3 million, or 19.3%, from $141.4 million for the three months ended June 29, 2002. Total attendances reached 16.7 million versus 15.0 million in the prior year quarter. In North American company-owned, or NACO, operations, second quarter 2003 classroom meetings fees were $110.7 million, up 12.7% from $98.2 million in last year's second quarter. NACO attendance grew 12.8% in the quarter over the prior year comparable period, including the impact of the WW Group, San Diego and North Carolina franchise acquisitions, which were not owned during the second quarter of 2002. On an organic basis, NACO attendance declined 6.3% as a result of a combination of factors. A late Easter this year versus last shortened our Spring diet season by three weeks in the second quarter. In addition, the planned delay of the NACO program innovation launch beyond the normal 2 year cycle, from January 2003 to August/September 2003, coincided with intensified promotion of "low-carb/high-fat" self-help diets.

        In our international geographies, recent innovations in Continental Europe (September 2002) and the UK (January 2003) were well received. In the second quarter 2003, attendances grew 13.2% over the 2002 level in the highly competitive UK market and 13.3% in Continental Europe. On an overall basis, international company-owned classroom meeting fees were $58.0 million for the three months ended June 28, 2003, an increase of $14.8 million, or 34.3%, from $43.2 million for the three months ended June 29, 2002, on attendance growth of 10.3%. Approximately half of the increase in meeting fees was the result of currency translation benefits.

        Product sales were $74.7 million for the three months ended June 28, 2003, an increase of $11.6 million, or 18.4%, from $63.1 million for the three months ended June 29, 2002. Product sales increased 10.5% to $43.1 million domestically and 31.1% to $31.6 million internationally as a result of attendance growth in combination with higher product sales per individual attendance.

        Franchise royalties were $4.4 million domestically and $1.7 million internationally for the three months ended June 28, 2003. In total, franchise royalties decreased $2.4 million, or 28.2%, from $8.5 million for the three months ended June 29, 2002, to $6.1 million for the comparable period this year. The decrease resulted primarily from the impact of having three fewer franchises in the second quarter 2003 versus the prior year quarter (San Diego and North Carolina were acquired during the second half of 2002 and the WW Group franchises were acquired in the second quarter of 2003).

        Revenues from publications, licensing and other royalties were $9.3 million for the three months ended June 28, 2003, an increase of $4.4 million, or 89.8%, from $4.9 million for the three months ended June 29, 2002. Advertising revenues from our publications, most notably Weight Watchers

Magazine, accounted for $2.0 million of the increase, with the remainder stemming from $1.6 million in licensing revenues and $.9 million in the royalty received from WeightWatchers.com.

        Cost of revenues was $116.1 million for the three months ended June 28, 2003, an increase of $20.1 million, or 20.9%, from $96.0 million for the three months ended June 29, 2002, as compared to the 18.8% increase in total revenues. Gross profit margin was 55.1% of sales in the three months ended June 28, 2003, a slight decrease from the 55.9% level in last year's second quarter.

        Marketing expenses increased $8.7 million, or 50.9%, to $25.8 million in the three months ended June 28, 2003 from $17.1 million in the three months ended June 29, 2002. As a percentage of net revenues, marketing expenses increased from 7.9% to 10.0% for the current period versus prior. In the second quarter, we continued to make investments in marketing initiatives begun in the first quarter. We have added to our successful investment in certain of our European locations to spur growth and increase brand awareness. In NACO, we continued marketing support of our Winning Points program, now in its third year. Marketing expenses also rose as a result of the acquisition of the WW Group territories.

        Selling, general and administrative expenses were $19.3 million for the three months ended June 28, 2003, an increase of $5.1 million, or 35.9%, from $14.2 million for the three months ended June 29, 2002, as a result of currency translation, normal increases for salaries and expenses, higher legal fees and insurance rates, expenses related to our acquisitions and some increases in staff to support our growth. We are also facing increased expenses associated with additional regulatory and compliance requirements. Selling, general and administrative expenses as a percentage of revenues were 7.5% in this year's second quarter as compared to 6.5% a year ago.

        Operating income was $97.6 million for the three months ended June 28, 2003, an increase of $7.1 million, or 7.8%, from $90.5 million for the three months ended June 29, 2002. The operating income margin in the second quarter of 2003 was 37.7%, as compared to 41.5% in the second quarter of 2002, primarily as a result of our increased investment in marketing.

        For the three months ended June 28, 2003, other expenses (income), net were $0.9 million of income, as compared to $12.8 million of expense for the three months ended June 29, 2002. In the second quarter 2003, we recorded $4.7 million of unrealized losses on foreign currency denominated debt and other obligations, net of hedges, as compared to $11.5 million of unrealized losses in the second quarter of 2002. In addition, for the three months ended June 28, 2003, other expenses (income), net included a $5.0 million voluntary loan repayment from WeightWatchers.com.

Comparison of the six months ended June 28, 2003 to the six months ended June 29, 2002

        Net revenues were $510.3 million for the six months ended June 28, 2003, an increase of $79.9 million, or 18.6%, from $430.4 million for the six months ended June 29, 2002. The 18.6% increase in net revenues was partially the result of worldwide attendance growth of 9.6% driving a $46.4 million increase in classroom meeting fees. The other major components of the $79.9 million increase in net revenues this period versus the first half of 2002 were $28.1 million of product sales and $8.5 million of advertising revenues and licensing and publication royalties partially offset by $3.1 million of lower franchise commissions. Included in the $79.9 million increase is a benefit of approximately $27.0 million from currency translation.

        Total classroom meeting fees were $322.2 million for the six months ended June 28, 2003, an increase of $46.4 million, or 16.8%, from $275.8 million for the six months ended June 29, 2002. Total attendances reached 33.0 million versus 30.1 million in the prior year period. In NACO operations, classroom meetings fees were $206.2 million in the first half of 2003, up 9.4% from $188.5 million in last year's first half. Attendance in the half grew 10.2% over the prior year comparable period, including the impact of the WW Group, San Diego and North Carolina franchise acquisitions, which were not owned during the first half of 2002. On an organic basis, NACO attendance declined 1.5% as a result of severe winter weather and the war impact early in the period, a shortened spring diet season because of a late Easter, the planned delay of the NACO program innovation launch from January to late summer 2003, and intensified promotion in the summer of "low-carb/high-fat" self-help diets.

        International company-owned classroom meeting fees were $116.0 million for the six months ended June 28, 2003, an increase of $28.7 million, or 32.9%, from $87.3 million for the six months ended June 29, 2002. International meeting fees grew 13.5% on a local currency basis on attendance growth of 9.0%. Recent innovations in Continental Europe (September 2002) and the UK (January 2003) were well received. Despite the impact of bad weather primarily in the UK during the first quarter of 2003, attendances grew 9.0% in the highly competitive UK market and 11.8% in Continental Europe in the first half of 2003 over the 2002 level.

        Product sales were $156.7 million for the six months ended June 28, 2003, an increase of $28.1 million, or 21.9%, from $128.6 million for the six months ended June 29, 2002. Product sales increased 11.5% to $89.3 million domestically and 39.0% to $67.4 million internationally. Product sales increased as a result of attendance growth, and product sales per individual attendance grew in all geographies.

        Franchise royalties were $11.5 million domestically and $3.4 million internationally for the six months ended June 28, 2003. In total, franchise royalties decreased $3.1 million, or 17.2%, from $18.0 million for the six months ended June 29, 2002, to $14.9 million for the comparable period this year. The decrease resulted primarily from two factors: the inclusion in the first half of 2002 of a one-time retroactive royalty payment, and the impact of having three fewer franchises in the first half of 2003 (San Diego and North Carolina were acquired by the Company during the second half of 2002 and the WW Group franchises were acquired in the second quarter of 2003).

        Revenues from publications, licensing and other royalties were $16.6 million for the six months ended June 28, 2003, an increase of $8.5 million, or 104.9%, from $8.1 million for the six months ended June 29, 2002. Licensing royalty income from WeightWatchers.com increased by $1.8 million to $3.5 million. Increased advertising revenues accounted for $3.2 million and strong growth in international royalties from our publishing and licensing businesses accounted for the remainder of the increase.

        Cost of revenues was $229.4 million for the six months ended June 28, 2003, an increase of $37.4 million, or 19.5%, from $192.0 million for the six months ended June 29, 2002. Gross profit margin was 55.0% of sales in the six months ended June 28, 2003, a slight decrease from the 55.4% level in last year's comparable period.

        Marketing expenses increased $20.8 million, or 44.7%, to $67.3 million in the six months ended June 28, 2003 from $46.5 million in the six months ended June 29, 2002. As a percentage of net revenues, marketing expenses were 13.2% in the period versus 10.8% last year. In the first half of 2003, we increased our marketing investment in certain international geographies to increase brand awareness and spur growth, with good results. In addition, in NACO operations, we increased our advertising to support our Winning Points program now in its third year and extended our media campaign to counter the impact of unusually prolonged and intense bad weather during the first quarter of 2003.

        Selling, general and administrative expenses were $36.6 million for the six months ended June 28, 2003, an increase of $6.3 million, or 20.8%, from $30.3 million for the six months ended June 29, 2002. Selling, general and administrative expenses increased as a result of currency translation, higher legal fees, normal increases for salaries and related expenses and higher insurance rates as well as for some staff increases to support growth areas of the business. Selling, general and administrative expenses as a percentage of revenues were 7.2% in the first half of 2003 nearly comparable to 7.0% in the first half of 2002.

        Operating income was $177.0 million for the six months ended June 28, 2003, an increase of $15.4 million, or 9.5%, from $161.6 million for the six months ended June 29, 2002. The operating income margin in the first half of 2003 was 34.7%, down from 37.5% in the first half of 2002, as a result of our increased investment in marketing.

        For the six months ended June 28, 2003, other expenses (income), net were $2.2 million expense, and includes a $5.0 million voluntary loan repayment from WeightWatchers.com, as compared to $12.2 million of expense for the six months ended June 29, 2002. In the first half of 2003, we recorded $7.8 million of unrealized currency losses on foreign currency denominated debt and other obligations net of hedges as compared to $10.0 million in the first half of 2002.

Liquidity and Capital Resource

        For the six months ended June 28, 2003, cash and cash equivalents decreased $5.3 million to $52.2 million and cash flows provided by operating activities were $138.6 million. Funds were used for investing and financing activities as follows: Investing activities in the first half of 2003 totaled $179.4 million, comprised primarily of $181.5 million attributable to the acquisition of certain assets of the WW Group. Cash provided by financing activities totaled $35.3 million, which consisted of $47.3 million for repayment of principal on our outstanding Credit Facility offset by $85.0 million in proceeds from borrowings. Both the borrowing and the repayment exclude $15.0 million of revolver borrowing, which was immediately repaid.

        For the six months ended June 29, 2002, cash and cash equivalents increased $33.0 million to $56.4 million and cash flows provided by operating activities were $113.0 million. Cash used for investing activities were $48.8 million and were primarily attributable to $46.5 million paid in connection with the acquisition of our North Jersey franchise and $2.1 million invested in capital expenditures. Cash used for financing activities included repayments of $66.1 million in principal on our Credit Facility, the repurchase of one million shares of our preferred stock held by Heinz for $25.0 million, and the cumulative final payment of $1.2 million of dividends on our preferred stock. In total, after proceeds from borrowings of $58.5 million, net cash used for financing activities totaled $33.4 million.

        Working capital at June 28, 2003 was $9.0 million compared to $22.0 million at December 28, 2002. The change in working capital of $(13.0) million was primarily attributable to a decrease of $1.7 million in current assets, mainly driven by a $5.3 million decrease in cash, a $5.1 million decrease in inventory, offset by increases in net receivables of $6.5 million and prepaid expenses and other assets of $2.2 million. Current liabilities increased $11.3 million as a result of higher accrued taxes and interest payments, due to timing, and other accrued liabilities consistent with normal operations.

        Our total debt was $502.3 million and $454.7 million at June 28, 2003 and December 28, 2002, respectively. We had $45.0 million in both periods available under our revolving credit facility.

        Our debt consists of both fixed and variable-rate instruments. At June 28, 2003 and December 28, 2002, fixed-rate debt constituted approximately 52.6% and 56.0% of our total debt, respectively. The average interest rate on our debt was approximately 8.6% and 9.1% at June 28, 2003 and December 28, 2002, respectively.

Long-Term Debt

	As of June 28, 2003
	Balance	Interest Rate
	(in millions)
EURO 100.0 million 13% Senior Subordinated Notes Due 2009	$114.3	13.00%
US $150.0 million 13% Senior Subordinated Notes Due 2009	150.0	13.00%
Term A Loan due 2005	32.8	3.03%
Term B Loan due 2007	83.1	3.72%
Term D Loan due 2008	72.8	3.73%
Transferable Loan Certificate Due 2007	49.3	3.83%

Total Debt	502.3
Less Current Portion	13.3

Total Long-Term Debt	$489.0

        The following schedule sets forth our long-term debt obligations (and interest rates):

        The term loan A facility, the term loan B facility, the term loan D facility, the transferable loan certificate facility and the revolving credit facility bear interest at a rate equal to (a) in the case of the term loan A facility and the revolving credit facility, LIBOR plus 1.75% or, at our option, the alternate base rate (as defined in the senior credit facilities) plus 0.75% and (b) in the case of the term loan B facility, the term loan D facility and the transferable loan certificate facility, LIBOR plus 2.50% or, at our option, the alternate base rate plus 1.50%. In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unused commitments at a rate equal to 0.50% per year.

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

        Our obligations under the notes are subordinate and junior in right of payment to all of our existing and future senior indebtedness, including all indebtedness under the senior credit facilities. The indentures, pursuant to which the notes were issued, restrict our ability to incur additional indebtedness, issue preferred stock, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. We or our affiliates, including entities related to Artal Luxembourg, may from time to time, depending on market conditions purchase the notes in the open market or by other means.

        During March 2003, both Moody's and Standard & Poor's upgraded our credit ratings. On March 11, 2003, Standard & Poor's upgraded its corporate credit and senior credit facility ratings from "BB-" to "BB" and upgraded its ratings for the senior subordinated notes from "B" to "B+". On March 20, 2003, Moody's upgraded its ratings for the senior subordinated notes from "Ba3" to "Ba2" and confirmed its "Ba1" rating for the credit facilities.

        The following schedule sets forth our year-by-year long-term debt obligations:

Long-Term Debt Obligations
(Including Current Portion)

As of June 28, 2003
(in millions)
Remainder of 2003	$10.0
2004	14.5
2005	14.0
2006	2.1
2007	128.1
Thereafter	333.6

Total	$502.3

        Debt obligations due to be repaid in the next 12 months are expected to be satisfied with operating cash flows. We believe that cash flows from operating activities, together with borrowings available under our revolving credit facility, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

        On January 18, 2002, we completed the acquisition of the assets of our North Jersey franchise for a purchase price of $46.5 million. The acquisition was financed through additional borrowings from our senior credit facilities, which were subsequently repaid by the end of the second quarter of 2002.

        On July 2, 2002, we completed the acquisition of the assets of our San Diego franchise for a purchase price of $11.0 million. The acquisition was financed through cash from operations.

        On September 1, 2002, we completed the acquisition of the assets of our eastern North Carolina franchise for a purchase price of $10.6 million. The acquisition was financed through cash from operations.

        On March 30, 2003, we completed the acquisition of the assets of eight of the franchises of the WW Group for a purchase price of $180.7 million. The acquisition was financed through cash from operations and through additional borrowings under our senior credit facilities (amended on April 1, 2003) of $85.0 million under a new Term Loan D.

        On July 21, 2003, we commenced a cash tender offer and consent solicitation for all of our 150.0 million USD denominated and 100.0 million EUR denominated 13% Senior Subordinated Notes due 2009. The tender offer will expire on August 18, 2003. The consideration for the tender offer and consent solicitation will be funded from cash on hand and additional borrowings under the Credit Facility that will be refinanced, amended and restated in connection with the tender offer. In conjunction with the tender offer, we are soliciting consents to eliminate substantially all of the restrictive covenants and certain default provisions in the indentures pursuant to which the Notes were issued.

        On July 30, 2003, we amended the tender offer by increasing the tender offer consideration and extending the consent date to 12:00 midnight, New York City time, on August 6, 2003. On August 7, 2003, we announced receipt of requisite consents and tenders for over 90% of our Senior Subordinated Notes.

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

Related Party Transactions

        For a discussion of related party transactions affecting us, see "Item 13. Certain Relationships and Related Transactions" beginning on page 37 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002. Other than during the normal course of business, the related party transactions affecting us have not changed since December 28, 2002.

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

Accounting Standards

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 were effective for us beginning December 29, 2002. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". Interpretation No. 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. Interpretation No. 46 became effective for us on February 1, 2003 for variable interest entities created after January 31, 2003, and on June 29, 2003 for variable interest entities created prior to February 1, 2003. The adoption of Interpretation No. 46 did not impact our consolidated financial statements.

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

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments." This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. We will apply the provisions of SFAS No. 149 prospectively, however, we do not believe the adoption of SFAS No. 149 will have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Based on the overall interest rate exposure on our fixed rate borrowings at June 28, 2003, a 10% change in market interest rates would have less than a 5% impact on the fair value of our long-term debt. Based on variable rate debt levels at June 28, 2003, a 10% change in market interest rates would have less than a 5% impact on our net interest expense.

        We use foreign currency forward contracts to more properly align the underlying sources of cash flow with our debt servicing requirements. At June 28, 2003, we had a long-term foreign currency forward contract receivable with a notional amount of Euro 74.0 million, offset by a foreign currency forward contract payable with a notional amount of $76.0 million.

        For a more detailed discussion of our quantitative and qualitative disclosures about market risks that affect us, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" beginning on page 27 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002. Our exposure to market risks has not changed materially since December 28, 2002.

ITEM 4. CONTROLS AND PROCEDURES

        Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no changes in the Company's internal control over financial reporting or in other factors that materially affected or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES

        Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Shareholders was held on Monday, May 19, 2003 in Garden City, New York, at which time the following matters were submitted to a vote of the shareholders:

  a)
  Votes regarding the election of three Directors for a term expiring in 2006 were as follows:

Term expiring in 2006	For	Withheld
Sacha Lainovic	97,553,030	1,153,929
Christopher J. Sobecki	97,552,961	1,153,998
Marsha Johnson Evans	97,385,504	1,321,455

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term expiring in 2004
Linda Huett
Sam K. Reed
Philippe J. Amouyal

Term expiring in 2005
Raymond Debbane
Jonas M. Fajgenbaum
John F. Bard
  b)
  Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending January 3, 2004 were as follows:

For	Against	Abstentions	Non-votes
97,902,734	800,033	4,192	0

ITEM 5. OTHER INFORMATION

        Nothing to report under this item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit 2.1	Asset Purchase Agreement, dated as of March 31, 2003, by and among the WW Group, The WW Group East L.L.C., The WW Group West L.L.C., Cuida Kilos, S.A. de C.V., Weight Watchers North America, Inc., and Weight Watchers International, Inc., (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed April 16, 2003, and incorporated herein by reference).*
Exhibit 10.1
Amendment No. 4 to Credit Agreement, dated as of April 1, 2003, among Weight Watchers International, Inc., WW Funding Corp., and Various Financial Institutions, as the Lenders (with annexed Third Amended and Restated Credit Agreement, dated as of April 1, 2003 among Weight Watchers International, Inc., WW Funding Corp., Various Financial Institutions, as the Lenders, Credit Suisse First Boston, BHF (USA) Capital Corporation, Fortis (USA) Finance LLC and The Bank of Nova Scotia) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 16, 2003, and incorporated herein by reference).*
Exhibit 31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
Exhibit 31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*
previously filed

**
filed herewith

(b)
Reports on Form 8-K

        On April 15, 2003, the Company filed a Report on Form 8-K to report under Item 2. Acquisition of Assets, related to the acquisition of eight of the Weight Watchers franchises and certain other business assets of the WW Group.

        On June 13, 2003, the Company filed a Report on Form 8-K/A as an amendment to Form 8-K filed on April 15, 2003 to report under Item 7. Financial Statements and Exhibits, certain supplemental financial information in connection with the WW Group acquisition.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003	By:	/s/ LINDA HUETT Linda Huett President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 12, 2003	By:	/s/ ANN M. SARDINI Ann M. Sardini Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 2.1	Asset Purchase Agreement, dated as of March 31, 2003, by and among the WW Group, the WW Group East L.L.C., The WW Group West L.L.C., Cuida Kilos, S.A. de C.V., Weight Watchers North America, Inc., and Weight Watchers International, Inc., (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed April 16, 2003, and incorporated herein by reference).*
Exhibit 10.1	Amendment No. 4 to Credit Agreement, dated as of April 1, 2003, among Weight Watchers International, Inc., WW Funding Corp., and Various Financial Institutions, as the Lenders (with annexed Third Amended and Restated Credit Agreement, dated as of April 1, 2003 among Weight Watchers International, Inc., WW Funding Corp., Various Financial Institutions, as the Lenders, Credit Suisse First Boston, BHF (USA) Capital Corporation, Fortis (USA) Finance LLC and The Bank of Nova Scotia) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 16, 2003, and incorporated herein by reference).*
Exhibit 31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
Exhibit 31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*
previously filed

**
filed herewith

QuickLinks

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX
  ITEM I. FINANCIAL STATEMENTS
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
EXHIBIT INDEX