Form 10-Q
period 2003-09-27
WEIGHT WATCHERS INTERNATIONAL INC
filed 2003-11-12
CIK 105319

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2003

Commission File No.    000-03389

Weight Watchers International, Inc.
(Exact name of Registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	11-6040273 (I.R.S. Employer Identification No.)
175 Crossways Park West, Woodbury, New York (Address of principal executive offices)	11797-2055 (Zip code)

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

Yes ☒    No ☐

        The number of common shares outstanding as of October 31, 2003 was 106,963,802.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

		Page No.
Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Unaudited Consolidated Balance Sheets as of September 27, 2003 and December 28, 2002		2
Unaudited Consolidated Statements of Operations for the three months ended September 27, 2003 and September 28, 2002		3
Unaudited Consolidated Statements of Operations for the nine months ended September 27, 2003 and September 28, 2002		4
Unaudited Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Comprehensive Income for the nine months ended September 27, 2003, and for the fiscal year ended December 28, 2002		5
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 27, 2003 and September 28, 2002		6
Notes to Unaudited Consolidated Financial Statements		7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 2.	Changes in Securities	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits and Reports on Form 8-K	35
Signatures
Exhibits

ITEM 1. FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 27, 2003	December 28, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,057	$57,530
Receivables, net	24,093	19,106
Inventories, net	31,339	38,583
Prepaid expenses and other current assets	22,461	30,219

TOTAL CURRENT ASSETS	138,950	145,438
Property and equipment, net	16,027	12,490
Franchise rights acquired	463,804	284,815
Goodwill	23,735	23,384
Trademarks and other intangible assets, net	2,423	2,353
Deferred income taxes	115,068	131,487
Deferred financing costs and other noncurrent assets	7,229	9,936

TOTAL ASSETS	$767,236	$609,903

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$15,554	$18,361
Accounts payable	21,482	20,247
Accrued interest	2,497	8,598
Accrued liabilities	57,510	46,474
Income taxes	11,199	14,269
Deferred revenue	28,286	15,432

TOTAL CURRENT LIABILITIES	136,528	123,381
Long-term debt	461,161	436,319
Deferred income taxes	3,241	3,256
Other	132	399

TOTAL LONG-TERM DEBT AND OTHER LIABILITIES	464,534	439,974
SHAREHOLDERS' EQUITY
Common stock, $0 par; 1,000,000 shares authorized; 111,988 shares issued; 106,928 shares outstanding at September 27, 2003 and 106,277 shares outstanding at December 28, 2002	—	—
Treasury stock, at cost, 5,060 shares at September 27, 2003 and 5,711 shares at December 28, 2002	(20,432)	(23,061)
Deferred compensation	(119)	—
Retained earnings	184,287	73,482
Accumulated other comprehensive income (loss)	2,438	(3,873)

TOTAL SHAREHOLDERS' EQUITY	166,174	46,548

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$767,236	$609,903

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	September 27, 2003	September 28, 2002
Meeting fees, net	$141,364	$123,210
Product sales and other, net	76,134	65,962

Revenues, net	217,498	189,172
Cost of revenues	107,347	85,617

Gross profit	110,151	103,555
Marketing expenses	18,176	14,392
Selling, general and administrative expenses	17,957	14,756

Operating income	74,018	74,407
Interest expense, net	8,008	10,576
Other expenses, net	958	3,526
Early extinguishment of debt	47,368	—

Income before income taxes and minority interest	17,684	60,305
Provision for income taxes	6,251	23,464

Income before minority interest	11,433	36,841
Minority interest	(49)	9

Net income	$11,482	$36,832

Net income per share:
Basic	$0.11	$0.35

Diluted	$0.10	$0.34

Weighted average common shares outstanding:
Basic	106,856	106,094

Diluted	109,780	109,567

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended
	September 27, 2003	September 28, 2002
Meeting fees, net	$463,559	$399,007
Product sales and other, net	264,287	220,561

Revenues, net	727,846	619,568
Cost of revenues	336,757	277,646

Gross profit	391,089	341,922
Marketing expenses	85,491	60,852
Selling, general and administrative expenses	54,530	45,086

Operating income	251,068	235,984
Interest expense, net	28,892	31,795
Other expenses, net	3,180	15,701
Early extinguishment of debt	47,368	—

Income before income taxes and minority interest	171,628	188,488
Provision for income taxes	65,833	73,134

Income before minority interest	105,795	115,354
Minority interest	(42)	18

Net income	$105,837	$115,336

Preferred stock dividends	—	254

Net income available to common shareholders	$105,837	$115,082

Net income per share:
Basic	$0.99	$1.09

Diluted	$0.96	$1.05

Weighted average common shares outstanding:
Basic	106,668	105,872

Diluted	109,782	109,553

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
(IN THOUSANDS)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock
					Deferred Compensation		Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount				Total
Balance at December 29, 2001	111,988	$—	6,488	$(26,196)	$—	$(13,323)	$(73,998)	$(113,517)
Comprehensive Income:
Net income							143,694	143,694
Translation adjustment, net of taxes						8,205		8,205
Change in fair value of derivatives accounted for as hedges, net of taxes						1,245		1,245

Total Comprehensive Income								153,144

Preferred stock dividend							(254)	(254)
Stock options exercised			(777)	3,135			(1,441)	1,694
Tax benefit of stock options exercised							6,331	6,331
Cost of secondary public equity offering							(850)	(850)

Balance at December 28, 2002	111,988	$—	5,711	$(23,061)	$—	$(3,873)	$73,482	$46,548
Comprehensive Income:
Net income							105,837	105,837
Translation adjustment, net of taxes						4,065		4,065
Change in fair value of derivatives accounted for as hedges, net of taxes						2,246		2,246

Total Comprehensive Income								112,148

Stock options exercised			(651)	2,629			(1,105)	1,524
Tax benefit of stock options exercised							5,914	5,914
Restricted stock issued to employees					(159)		159	—
Compensation expense for restricted stock issued to employees					40			40

Balance at September 27, 2003	111,988	$—	5,060	$(20,432)	$(119)	$2,438	$184,287	$166,174

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended
	September 27, 2003	September 28, 2002
Cash provided by operating activities	$210,156	$166,399

Investing activities:
Capital expenditures	(3,308)	(3,425)
Repayments from equity investment	5,000	—
Cash paid for acquisitions	(181,860)	(68,148)
Other items, net	(956)	(355)

Cash used for investing activities	(181,124)	(71,928)

Financing activities:
Net decrease in short-term borrowings	(2,276)	(1,253)
Proceeds from borrowings	85,000	—
Payment of dividends	—	(1,249)
Payments of long-term debt	(50,670)	(31,666)
Proceeds from new term loan	227,326	—
Repayment of high yield loan	(244,919)	—
Premium paid on extinguishment of debt and other costs	(42,980)	—
Settlement of hedge	2,710	—
Redemption of redeemable preferred stock	—	(25,000)
Proceeds from stock options exercised	1,524	1,392
Cost of public equity offering	—	(262)
Deferred financing costs	(2,366)	—

Cash used for financing activities	(26,651)	(58,038)

Effect of exchange rate changes on cash/cash equivalents and other	1,146	2,128

Net increase in cash and cash equivalents	3,527	38,561
Cash and cash equivalents, beginning of period	57,530	23,338

Cash and cash equivalents, end of period	$61,057	$61,899

The accompanying notes are an integral part of the consolidated financial statements

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

Significant Event:

        During the third quarter 2003, the Company completed a tender offer for its 13% Senior Subordinated Notes due 2009 and refinanced the Company's Credit Facility (as defined in Note 4). The total expense associated with this early extinguishment of debt was $47,368 and was recorded in the third quarter 2003. As a result of this tender offer and refinancing, the effective interest rate for the Company's debt has declined significantly and the Company's 2003 effective tax rate has also been reduced. (See Note 4 and the Liquidity and Capital Resources section of Management's Discussion and Analysis.)

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

        In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires the disclosure of certain guarantees and requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities. The Company has applied the recognition provisions of FIN 45 to guarantee activities initiated after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair value method. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities under the intrinsic value method of Accounting Principles Board Opinion ("APB") No. 25 will be required to disclose the pro forma effect of using the fair value method for any period for which an income statement is presented. The disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted SFAS No. 123 for recognition purposes. SFAS No. 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. The Company continues to apply the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No compensation expense for employee stock options is reflected in earnings, as all options granted under the plans had an exercise price equal to the market value of the common stock on the date of grant.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. The Company has evaluated its relationship and transactions with its franchisees and licensee WeightWatchers.com to determine if a need for consolidation exists under FIN 46. Based upon the criteria in FIN 46, the Company's current relationship and transactions with its franchisees do not require the Company to consolidate its franchisees. However, the Company will continue to monitor the nature of its relationship and transactions with its franchisee to ensure that any changes are appropriately evaluated under the provisions of FIN 46. The Company has completed its evaluation of its relationship with WeightWatchers.com and the applicability of FIN 46. Based upon the Company's analysis of the fair value of WeightWatchers.com's equity and its expected losses (as defined by FIN 46), although the Company is considered the primary beneficiary, WeightWatchers.com has sufficient fair value equity and therefore consolidation is not required. The Company will continue to evaluate its relationship with WeightWatchers.com and the possible need for consolidation in the future if certain changes in the relationship with and financial results of WeightWatchers.com were to occur. FIN 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. FIN 46 has been delayed and will become effective for the Company beginning the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 will not impact the Company's consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments." This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company has applied the provisions of SFAS No. 149 and its adoption has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In May 2003, the Emerging Issue Task Force ("EITF") reached a consensus on EITF Issue No. 01-8, "Determining Whether an Arrangement Contains a Lease." EITF 01-8 requires companies to perform a review of all arrangements or contracts that traditionally were not viewed as leases to determine if they contain features that would require them to be accounted for under FASB No. 13,

"Accounting for Leases." For calendar year-end companies, EITF 01-8 was effective July 1, 2003. The assessment of whether an arrangement contains a lease should be determined at inception of the arrangement based on all of the facts and circumstances surrounding the arrangement and also is required when any modification or change is made to an existing contractual arrangement. The adoption of EITF 01-8 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Reclassification:

        Certain prior year amounts have been reclassified to conform to the current year presentation.

2.     Acquisitions

        All acquisitions have been accounted for under the purchase method of accounting and, accordingly, earnings have been included in the consolidated operating results of the Company since the date of acquisition.

        During fiscal 2003 and 2002, the Company acquired certain assets of its franchises as outlined below.

        Effective March 30, 2003, the Company completed the acquisition of certain assets of eight of the fifteen franchises of The WW Group, Inc. and its affiliates (the "WW Group") pursuant to the terms of an Asset Purchase Agreement executed on March 31, 2003 among the WW Group, The WW Group East L.L.C., The WW Group West L.L.C., Cuida Kilos, S.A. de C.V., Weight Watchers North America, Inc. and the Company. The purchase price for the acquisition was $180,700 plus acquisition costs of $820. Assets acquired, which are currently recorded at net book value, include inventory ($2,416), prepaid expenses ($365) and property and equipment ($3,624). The purchase price allocation has been finalized except for the allocation relating to operating leases acquired for meeting locations. The excess of the aggregate purchase price over the assets acquired was allocated to an indefinite lived intangible asset. The acquisition was financed through cash and additional borrowings of $85,000 under a new Term Loan D under the Company's Credit Facility, as amended on April 1, 2003 (as defined in Note 4).

        The following table presents unaudited pro forma financial information that reflects the consolidated operations of the Company and the acquired franchises of the WW Group as if the acquisition had occurred as of the beginning of the respective periods. The pro forma financial information does not give effect to any synergies that might result nor any discontinued expenses from the acquisition of the WW Group. Such discontinued expenses are estimated by management to be approximately $3,300, $10,200 and $2,800 for the nine months ended September 27, 2003 and September 28, 2002 and for the three months ended September 28, 2002, respectively. These expenses relate to corporate expenses of the owners of the WW Group and other indirect expenses of non-acquired franchises for the periods detailed below. This pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated companies.

	Pro Forma
	For the nine months ended
			For the three months ended September 28, 2002
	September 27, 2003	September 28, 2002
Revenue	$747,558	$678,918	$207,175
Net Income	$107,095	$119,041	$37,798
Diluted earnings per share	$0.98	$1.09	$0.35

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

        On January 18, 2002, the Company completed the acquisition of the assets of one of its franchisees, Weight Watchers of North Jersey, Inc., pursuant to the terms of an Asset Purchase Agreement executed on December 31, 2001 among Weight Watchers of North Jersey, Inc., the Company and Weight Watchers North America, Inc. Substantially all of the purchase price in excess of the net assets acquired has been recorded as goodwill. The purchase price for the acquisition was $46,500. The acquisition was financed through additional borrowings from the Company's Credit Facility under its Amended and Restated Credit Agreement, (as defined in Note 4). This additional borrowing was subsequently repaid by the end of the second quarter of 2002.

        For 2002, acquired assets totaled $461, which included inventory ($155), property and equipment ($282) and other assets ($24). The excess of the aggregate purchase price over the assets acquired was allocated to goodwill.

3.     Goodwill and Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company no longer amortizes goodwill or other indefinite lived intangible assets. The Company performed a fair value impairment test as of December 28, 2002 on its goodwill and other indefinite lived intangible assets and determined that no impairment loss was necessary. Unamortized goodwill is due mainly to the acquisition of the Company by the H.J. Heinz Company in 1978. Unamortized franchise rights acquired is due to acquisitions of the Company's franchised territories. For the nine months ended September 27, 2003, franchise acquisition costs increased mainly due to the acquisition of certain of the assets of the WW Group.

        Also, in accordance with SFAS No. 142, aggregate amortization expense for definite lived intangible assets was recorded in the amounts of $259 and $772 for the three and nine months ended September 27, 2003, respectively. Aggregate amortization expense of definite lived intangible assets for the three and nine months ended September 28, 2002 was $234 and $725, respectively.

        The carrying amount of amortized intangible assets was as follows:

	September 27, 2003		December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software cost	$9,959	$9,337	$9,488	$9,097
Trademarks	7,470	6,817	7,223	6,674
Non-compete Agreement	1,200	800	1,200	575
Other	3,995	3,247	3,985	3,197

	$22,624	$20,201	$21,896	$19,543

        Estimated amortization expense of definite lived intangible assets for the next five fiscal years is as follows:

Remainder of 2003	$324
2004	$809
2005	$391
2006	$231
2007	$145

4.     Long-Term Debt

        The Company's Credit Agreement, as amended on January 16, 2001, December 21, 2001, April 1, 2003 and August 21, 2003 (the "Credit Facility") consists of Term Loans, Revolving Credit Facility and transferable loan certificate ("TLC").

        On April 1, 2003, in connection with the acquisition of certain of the assets of the WW Group, the Company borrowed $85,000 under a new Term Loan D pursuant to the Credit Facility, as amended on that date. This loan was repaid and replaced as part of the August 21, 2003 refinancing.

        On July 21, 2003, the Company commenced a cash tender offer and consent solicitation to purchase any and all of its $150,000 USD denominated (the "Dollar Notes") and 100,000 EUR denominated (the "Euro Notes") principal amount of 13% Senior Subordinated Notes due 2009. In conjunction with the tender offer, the Company also solicited consents to eliminate substantially all of the restrictive covenants and certain default provisions in the indentures pursuant to which the Notes were issued. On July 30, 2003, the Company amended the tender offer by increasing the consideration and extending the consent date to August 6, 2003. On August 7, 2003, the Company announced receipt of requisite consents and tenders for over 90% of its Senior Subordinated Notes. On August 18, 2003, the Company announced the successful completion of its tender offer and consent solicitation, and on August 21, 2003 payment was made.

        USD 144,870, or 96.6%, of the Dollar Notes, and EUR 91,612, or 91.6%, of the Euro Notes were validly tendered and not withdrawn. The tender offer consideration for those holders who tendered prior to midnight August 6, 2003, New York City time, including consent fee and accrued interest through the payment date, was $1.229 per $1.000 principal amount of Dollar Notes and EUR 1.218 per EUR 1.000 principal amount of Euro Notes. Consideration for Notes tendered after that time, including accrued interest through the payment date was $1.209 per $1.000 principal amount of Dollar Notes and EUR 1.186 per EUR 1.000 principal amount of Euro Notes. At September 27, 2003, the balance of the Company's Senior Subordinated Notes was $14,759.

        The consideration for the tender offer and consent solicitation was funded from cash from operations of $57,292 and additional borrowings under the Credit Facility of $227,326. Due to this early extinguishment of debt, the Company recognized expenses of $47,368 in the three and nine months ended September 27, 2003, which included tender premiums of $42,619, the write-off of unamortized debt issuance costs of $4,387 and $362 of fees associated with the transaction. On August 21, 2003, in conjunction with the tender offer, the Company refinanced its Credit Facility as follows: Term Loans B and D and the TLC in the aggregate amount of $204,674 were repaid and replaced with a new Term Loan B in the amount of $382,851 and a new TLC in the amount of $49,149. Term Loan A in the amount of $29,956 remained in place along with a Revolving Credit Facility with borrowings up to $45,000. At September 27, 2003, total debt under the Company's Credit Facility was $461,956, and including the balance of untendered Senior Subordinated Notes, total debt was $476,715.

5.     Earnings Per Share

        Basic earnings per share ("EPS") computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS includes the weighted average number of common shares outstanding and the effect of common stock equivalents.

        The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Numerator:
Net income	$11,482	$36,832	$105,837	$115,336
Preferred stock dividends	—	—	—	254

Numerator for basic and diluted EPS—income available to common shareholders	$11,482	$36,832	$105,837	$115,082

Denominator:
Weighted-average shares	106,856	106,094	106,668	105,872
Effect of dilutive securities: stock options	2,924	3,473	3,114	3,681

Denominator for diluted EPS—weighted-average shares	109,780	109,567	109,782	109,553

EPS:
Basic EPS	$0.11	$0.35	$0.99	$1.09

Diluted EPS	$0.10	$0.34	$0.96	$1.05

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

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income, as reported	$11,482	$36,832	$105,837	$115,336
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all stock options awards, net of related tax effect	527	175	1,503	513

Pro forma net income	$10,955	$36,657	$104,334	$114,823

Earnings per share:
Basic—as reported	$0.11	$0.35	$0.99	$1.09

Basic—pro forma	$0.10	$0.35	$0.98	$1.08

Diluted—as reported	$0.10	$0.34	$0.96	$1.05

Diluted—pro forma	$0.10	$0.33	$0.95	$1.05

7.     Income Taxes

        The effective tax rate for the three and nine months ended September 27, 2003 was 35.3% and 38.4%, respectively. The effective tax rate for the three and nine months ended September 28, 2002 was 38.9% and 38.8%, respectively.    For the three and nine months ended September 27, 2003 and September 28, 2002, the primary differences between the U.S. federal statutory tax rate and the Company's effective tax rate were state income taxes, offset by lower statutory tax rates in certain foreign jurisdictions. The early extinguishment of debt recorded during the three months ended September 27, 2003 caused a change in the mix of domestic and foreign earnings, resulting in a reduction to the effective tax rate for the three and nine months ended September 27, 2003.

8.     WeightWatchers.com

Loan Agreement:

        Pursuant to the amended loan agreement dated September 10, 2001 between the Company and WeightWatchers.com, through fiscal 2001 the Company provided loans to WeightWatchers.com aggregating $34,500. The Company has no further obligation to provide funding to WeightWatchers.com. Beginning on January 1, 2002, the loan bears interest at 13% per year, and beginning March 31, 2002, interest has been and shall be paid to the Company semi-annually. All principal outstanding under the agreement is payable in six semi-annual installments commencing on March 31, 2004. The Company recorded interest income on the loan for the three and nine months ended September 27, 2003 of $956 and $3,189, respectively, as compared to the three and nine months ended September 28, 2002 of $1,118 and $3,336, respectively. The interest receivable balance as of September 27, 2003 and December 28, 2002 was $1,902 and $1,106, respectively, and is included within receivables, net. As WeightWatchers.com is an equity investee, and the Company was the only entity providing funding through fiscal 2001, the Company reduced its loan receivable balances by 100% of WeightWatchers.com's losses. Additionally, the remaining loan receivable balances were reviewed for impairment on a quarterly basis and, accordingly, during fiscal 2001, the Company recorded a full valuation allowance against the remaining balances. In the second quarter of 2003, the Company recorded in other (income) expense, net a voluntary loan repayment of $5,000.

Intellectual Property License:

        The Company entered into an amended and restated intellectual property license agreement dated September 29, 2001 with WeightWatchers.com. In fiscal 2002, the Company began earning royalties pursuant to the agreement. For the three and nine months ended September 27, 2003, the Company recorded royalty income of $1,842 and $5,322, respectively, and for the three and nine months ended September 28, 2002, the Company recorded $1,192 and $2,898, respectively, which is included in product sales and other, net. The royalty receivable balance as of September 27, 2003 and December 28, 2002 was $1,845 and $1,280, respectively, and is included within receivables, net.

Service Agreement:

        Simultaneous with the signing of the amended and restated intellectual property license agreement, the Company entered into a service agreement with WeightWatchers.com under which WeightWatchers.com provides certain types of services. The Company is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses. The Company recorded service expense for the three and nine months ended September 27, 2003 of $472 and $1,270, respectively, and $549 and $1,303 for the three and nine months ended September 28, 2002, respectively, all of which was included in marketing expenses. The accrued service payable at September 27, 2003 and December 28, 2002 was $1,265 and $484, respectively, and is netted against receivables, net.

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

10.   Derivative Instruments and Hedging

        The Company enters into forward and swap contracts to hedge transactions denominated in foreign currencies in order to reduce currency risk associated with fluctuating exchange rates. These contracts are used primarily to hedge certain foreign currency cash flows and for payments arising from some of the Company's foreign currency denominated debt obligations. In addition, the Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of September 27, 2003 and September 28, 2002, the Company held currency and interest rate swap contracts to purchase certain foreign currencies with notional amounts totaling $55,156 and $209,481, respectively. The Company also held separate currency and interest rate swap contracts to sell foreign currencies of $55,628 and $214,845, respectively.

        As of September 27, 2003, cumulative losses of $852 ($430 net of taxes) for qualifying hedges were reported as a component of accumulated other comprehensive loss. For the three and nine months ended September 27, 2003 and September 28, 2002, respectively, the ineffective portion of changes in fair values of cash flow hedges was not material. For the three months ended September 27, 2003, reclassification from accumulated other comprehensive loss resulted in a decrease to net income of $1,142 ($1,872 before taxes) due to unwinding of swaps and hedges as a result of the tender offer. For the nine months ended September 27, 2003, reclassification from accumulated other comprehensive loss resulted in an increase to net income of $311 ($508 before taxes) due to marking to market of the Company's swaps and hedges of $1,453 ($2,380 before taxes) offset by a decrease to net income of

$1,142 ($1,872 before taxes) due to unwinding of swaps and hedges as a result of the tender offer. For the three and nine months ended September 28, 2002, reclassification to earnings from accumulated other comprehensive loss resulted in a reduction of net income of $159 ($252 before taxes) and an increase to net income of $1,381 ($2,192 before taxes), respectively.

11.   Comprehensive Income

        Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income	$11,482	$36,832	$105,837	$115,336
Foreign currency translation adjustment	92	162	4,065	7,676
Current period changes in fair value of derivatives	1,228	22	2,246	292

Comprehensive income	$12,802	$37,016	$112,148	$123,304

12.   Subsequent Event

        On October 9, 2003, the Company's Board of Directors authorized a program to repurchase up to $250,000 of the Company's outstanding stock. The repurchase program, effective immediately, allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Luxembourg or its affiliates under the program.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 27, 2003
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,212	$37,191	$12,654	$—	$61,057
Receivables, net	5,447	14,804	3,842	—	24,093
Inventories, net	—	22,060	9,279	—	31,339
Prepaid expenses and other current assets	(1,217)	19,803	3,875	—	22,461
Intercompany (payables) receivables	(195,861)	183,209	12,652	—	—

TOTAL CURRENT ASSETS	(180,419)	277,067	42,302	—	138,950
Investment in consolidated subsidiaries	671,104	—	—	(671,104)	—
Property and equipment, net	1,318	12,859	1,850	—	16,027
Franchise rights acquired	3,387	459,570	847	—	463,804
Goodwill	23,385	350	—	—	23,735
Trademarks and other intangible assets, net	1,232	1,191	—	—	2,423
Deferred income taxes	37,456	77,612	—	—	115,068
Deferred financing costs and other noncurrent assets	5,676	1,097	456	—	7,229

TOTAL ASSETS	$563,139	$829,746	$45,455	$(671,104)	$767,236

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$15,062	$492	$—	$—	$15,554
Accounts payable	796	15,408	5,278	—	21,482
Accrued interest	2,319	178	—	—	2,497
Accrued liabilities	21,818	28,125	7,567	—	57,510
Income taxes	(58,050)	67,977	1,272	—	11,199
Deferred revenue	36	25,637	2,613	—	28,286

TOTAL CURRENT LIABILITIES	(18,019)	137,817	16,730	—	136,528
Long-term debt	412,503	48,658	—	—	461,161
Deferred income taxes	2,481	—	760	—	3,241
Other	—	101	31	—	132

TOTAL LONG-TERM DEBT AND OTHER LIABILITIES	414,984	48,759	791	—	464,534
Shareholders' equity	166,174	643,170	27,934	(671,104)	166,174

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$563,139	$829,746	$45,455	$(671,104)	$767,236

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 28, 2002
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,694	$14,808	$8,028	$—	$57,530
Receivables, net	3,467	13,972	1,667	—	19,106
Inventories, net	—	30,021	8,562	—	38,583
Prepaid expenses and other current assets	2,453	21,054	6,712	—	30,219
Intercompany (payables) receivables	(228,146)	218,449	9,697	—	—

TOTAL CURRENT ASSETS	(187,532)	298,304	34,666	—	145,438
Investment in consolidated subsidiaries	556,952	—	—	(556,952)	—
Property and equipment, net	1,380	9,401	1,709	—	12,490
Franchise rights acquired	3,385	280,660	770	—	284,815
Goodwill	23,384	—	—	—	23,384
Trademarks and other intangible assets, net	897	1,456	—	—	2,353
Deferred income taxes	39,655	91,832	—	—	131,487
Deferred financing costs and other noncurrent assets	8,722	776	438	—	9,936

TOTAL ASSETS	$446,843	$682,429	$37,583	$(556,952)	$609,903

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$17,632	$729	$—	$—	$18,361
Accounts payable	1,217	14,679	4,351	—	20,247
Accrued interest	8,125	473	—	—	8,598
Accrued liabilities	17,084	21,265	8,125	—	46,474
Income taxes	(25,544)	39,363	450	—	14,269
Deferred revenue	100	14,118	1,214	—	15,432

TOTAL CURRENT LIABILITIES	18,614	90,627	14,140	—	123,381
Long-term debt	379,200	57,119	—	—	436,319
Deferred income taxes	2,481	—	775	—	3,256
Other	—	325	74	—	399

TOTAL LONG-TERM DEBT AND OTHER LIABILITIES	381,681	57,444	849	—	439,974
Shareholders' equity	46,548	534,358	22,594	(556,952)	46,548

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$446,843	$682,429	$37,583	$(556,952)	$609,903

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2003
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$3,071	$180,920	$33,507	$—	$217,498
Cost of revenues	—	87,161	20,186	—	107,347

Gross profit	3,071	93,759	13,321	—	110,151
Marketing expenses	570	14,585	3,021	—	18,176
Selling, general and administrative expenses	2,618	11,983	3,356	—	17,957

Operating (loss) income	(117)	67,191	6,944	—	74,018
Interest expense (income), net	6,537	1,641	(170)	—	8,008
Other expenses (income), net	3,204	(2,244)	(2)	—	958
Early extinguishment of debt	47,368	—	—	—	47,368
Equity in income of consolidated subsidiaries	40,204	—	—	(40,204)	—
Franchise commission income (loss)	18,057	(15,396)	(2,661)	—	—

Income before income taxes and minority interest	1,035	52,398	4,455	(40,204)	17,684
(Benefit from) provision for income taxes	(10,447)	15,657	1,041	—	6,251

Income before minority interest	11,482	36,741	3,414	(40,204)	11,433
Minority interest	—	—	(49)	—	(49)

Net income	$11,482	$36,741	$3,463	$(40,204)	$11,482

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2002
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$2,150	$159,626	$27,396	$—	$189,172
Cost of revenues	(971)	70,228	16,360	—	85,617

Gross profit	3,121	89,398	11,036	—	103,555
Marketing expenses	—	10,767	3,625	—	14,392
Selling, general and administrative expenses	1,954	10,091	2,711	—	14,756

Operating income	1,167	68,540	4,700	—	74,407
Interest expense (income), net	8,611	2,164	(199)	—	10,576
Other expenses (income), net	2,587	941	(2)	—	3,526
Equity in income of consolidated subsidiaries	39,911	—	—	(39,911)	—
Franchise commission income (loss)	14,619	(13,558)	(1,061)	—	—

Income before income taxes and minority interest	44,499	51,877	3,840	(39,911)	60,305
Provision for income taxes	7,667	14,350	1,447	—	23,464

Income before minority interest	36,832	37,527	2,393	(39,911)	36,841
Minority interest	—	—	9	—	9

Net income	$36,832	$37,527	$2,384	$(39,911)	$36,832

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$9,276	$598,307	$120,263	$—	$727,846
Cost of revenues	—	268,534	68,223	—	336,757

Gross profit	9,276	329,773	52,040	—	391,089
Marketing expenses	1,590	65,062	18,839	—	85,491
Selling, general and administrative expenses	9,564	34,438	10,528	—	54,530

Operating (loss) income	(1,878)	230,273	22,673	—	251,068
Interest expense (income), net	23,303	6,154	(565)	—	28,892
Other expenses (income), net	5,500	(2,290)	(30)	—	3,180
Early extiguishment of debt	47,368	—	—	—	47,368
Equity in income of consolidated subsidiaries	131,327	—	—	(131,327)	—
Franchise commission income (loss)	57,793	(50,489)	(7,304)	—	—

Income before income taxes and minority interest	111,071	175,920	15,964	(131,327)	171,628
Provision for income taxes	5,234	55,233	5,366	—	65,833

Income before minority interest	105,837	120,687	10,598	(131,327)	105,795
Minority interest	—	—	(42)	—	(42)

Net income	$105,837	$120,687	$10,640	$(131,327)	$105,837

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$6,271	$527,629	$85,668	$—	$619,568
Cost of revenues	(852)	230,294	48,204	—	277,646

Gross profit	7,123	297,335	37,464	—	341,922
Marketing expenses	—	48,814	12,038	—	60,852
Selling, general and administrative expenses	6,520	30,826	7,740	—	45,086

Operating income	603	217,695	17,686	—	235,984
Interest expense (income), net	25,345	7,065	(615)	—	31,795
Other expenses (income), net	14,468	1,255	(22)	—	15,701
Equity in income of consolidated subsidiaries	123,744	—	—	(123,744)	—
Franchise commission income (loss)	48,512	(44,051)	(4,461)	—	—

Income before income taxes and minority interest	133,046	165,324	13,862	(123,744)	188,488
Provision for income taxes	17,710	50,420	5,004	—	73,134

Income before minority interest	115,336	114,904	8,858	(123,744)	115,354
Minority interest	—	—	18	—	18

Net income	$115,336	$114,904	$8,840	$(123,744)	$115,336

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$95,809	$233,425	$12,249	$(131,327)	$210,156

Investing activities:
Capital expenditures	(271)	(2,415)	(622)	—	(3,308)
Repayments from equity investment	5,000	—	—	—	5,000
Cash paid for acquistions	(3)	(181,857)	—	—	(181,860)
Other items, net	(715)	(284)	43	—	(956)

Cash provided by (used for) investing activities	4,011	(184,556)	(579)	—	(181,124)

Financing activities:
Net decrease in short-term borrowings	(476)	(1,800)	—	—	(2,276)
Proceeds from borrowings	85,000	—	—		85,000
Parent company investment in subsidiaries	(114,152)	—	—	114,152	—
Payment of dividends	—	(16,475)	(8,659)	25,134	—
Payments of long-term debt	(41,971)	(8,699)	—	—	(50,670)
Proceeds from new term loan	227,326	—	—	—	227,326
Repayment of high yield loan	(244,919)	—	—	—	(244,919)
Premium paid on extinguishment of debt and other costs	(42,980)	—	—	—	(42,980)
Settlement of hedge	2,710	—	—	—	2,710
Proceeds from stock options exercised	1,524	—	—	—	1,524
Deferred financing costs	(2,366)	—	—	—	(2,366)

Cash used for financing activities	(130,304)	(26,974)	(8,659)	139,286	(26,651)

Effect of exchange rate changes on cash/cash equivalents and other	7,002	489	1,614	(7,959)	1,146

Net (decrease) increase in cash and cash equivalents	(23,482)	22,384	4,625	—	3,527
Cash and cash equivalents, beginning of period	34,694	14,807	8,029	—	57,530

Cash and cash equivalents, end of period	$11,212	$37,191	$12,654	$—	$61,057

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$173,199	$112,457	$4,487	$(123,744)	$166,399

Investing activities:
Capital expenditures	(378)	(2,481)	(566)	—	(3,425)
Cash paid for acquisitions	—	(68,148)	—	—	(68,148)
Other items, net	(276)	(106)	27	—	(355)

Cash used for investing activities	(654)	(70,735)	(539)	—	(71,928)

Financing activities:
Net decrease in short-term borrowings	(741)	(512)	—	—	(1,253)
Parent company investment in subsidiaries	(112,425)	—	—	112,425	—
Payment of dividends	(1,249)	(18,723)	—	18,723	(1,249)
Payments of long-term debt	(25,660)	(6,006)	—	—	(31,666)
Redemption of redeemable preferred stock	(25,000)	—	—	—	(25,000)
Proceeds from stock options exercised	1,392	—	—	—	1,392
Cost of public equity offering	(262)	—	—	—	(262)

Cash used for financing activities	(163,945)	(25,241)	—	131,148	(58,038)

Effect of exchange rate changes on cash/cash equivalents and other	6,542	1,637	1,353	(7,404)	2,128

Net increase in cash and cash equivalents	15,142	18,118	5,301	—	38,561
Cash and cash equivalents, beginning of period	6,230	8,804	8,304	—	23,338

Cash and cash equivalents, end of period	$21,372	$26,922	$13,605	$—	$61,899

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2002 that includes additional information about us, our results of operations, our financial position and our cash flows. Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, in particular, statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have used the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," and similar expressions in this Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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

        At the beginning of the second quarter of 2003, we acquired certain assets of The WW Group, Inc. and its affiliate franchises (the "WW Group") consisting of eight territories and adding approximately 5 million attendances on an annual basis (based on 2002 actuals as reported by the WW Group). The information reported here for the three and nine months ended September 27, 2003 includes the results of the WW Group since the date of acquisition.

Comparison of the three months ended September 27, 2003 to the three months ended September 28, 2002

        Net revenues were $217.5 million for the three months ended September 27, 2003, an increase of $28.3 million, or 15.0%, from $189.2 million for the three months ended September 28, 2002. The 15.0% increase in net revenues was partially the result of worldwide attendance growth of 11.1% driving an $18.2 million increase in classroom meeting fees. The other major components of the $28.3 million increase in net revenues this quarter versus third quarter 2002 were $10.2 million of product sales and $2.4 million of advertising revenues and licensing and publication royalties. Franchise commissions declined by $2.4 million. The $28.3 million increase includes a benefit of more favorable foreign exchange rates in 2003 of approximately $7.2 million, or 25% of the total increase.

        For the three months ended September 27, 2003, total classroom meeting fees were $141.4 million, an increase of $18.2 million, or 14.8%, from $123.2 million for the three months ended September 28, 2002. Total attendances reached 14.2 million versus 12.8 million in the prior year quarter. In North American company-owned operations (NACO), third quarter 2003 classroom meeting fees were $93.9 million, up 12.2% from $83.7 million in last year's third quarter. Including all acquisitions, NACO attendance grew 13.9% in the quarter over the prior year comparable period. Excluding the impact of the WW Group franchise acquisition, which was purchased at the beginning of the second quarter 2003, and North Carolina which was acquired during the third quarter of 2002, NACO organic attendance declined 2.4%. This was due to the impact in July and August of the planned delay of the launch of the NACO program innovation FlexPoints (from January 2003 to late August), and the impact in the marketplace from "low-carb/high-fat" self-help diets.

        In our international geographies, the recent innovation in the UK (January 2003) was well received. In this highly competitive market, attendances grew 13.7% in the third quarter 2003 over the same period in 2002. Elsewhere, in Continental Europe, attendance grew 7.1%. On an overall basis, international company-owned attendances grew 7.6% and classroom meeting fees of $47.5 million for the three months ended September 27, 2003, increased $8.0 million, or 20.3%, from $39.5 million for the three months ended September 28, 2002. More favorable foreign exchange rates in 2003 accounted for approximately half of the increase in meeting fees.

        Product sales were $64.0 million for the three months ended September 27, 2003, an increase of $10.2 million, or 19.0%, from $53.8 million for the three months ended September 28, 2002. Product sales increased 15.3% to $37.0 million domestically and 24.5% to $26.9 million internationally as a result of attendance growth in combination with higher product sales per individual attendance.

        Franchise royalties were $3.9 million domestically and $1.4 million internationally for the three months ended September 27, 2003. In total, franchise royalties of $5.3 million decreased $2.4 million or 31.2%, down from $7.7 million in the third quarter 2002. The decrease resulted primarily from the impact of having three fewer franchises in the third quarter 2003 versus the prior year quarter (San Diego and North Carolina were acquired during the third quarter of 2002 and the WW Group franchises were acquired in the second quarter of 2003).

        Revenues from publications, licensing and other royalties were $6.9 million for the three months ended September 27, 2003, an increase of $2.4 million, or 53.3%, from $4.5 million for the three months ended September 28, 2002. Advertising revenues from our publications, most notably Weight Watchers Magazine, accounted for $1.2 million of the increase, with the remainder a combination of higher licensing revenues and an increase in the royalty received from WeightWatchers.com, directly related to its increase in revenue.

        Cost of revenues was $107.3 million for the three months ended September 27, 2003, an increase of $21.7 million, or 25.4%, from $85.6 million for the three months ended September 28, 2002. Gross profit margin was 50.7% of sales in the three months ended September 27, 2003, a decrease from the 54.7% level in last year's third quarter. The decrease in gross margin resulted mainly from factors relating to the timing of our Fall 2003 NACO innovation, which includes the decision to keep more meetings open than we normally would have during the lower attendance summer months in anticipation of the expected volumes for the innovation, significant expenses in the third quarter 2003 relating to the countrywide innovation training meetings held with our meeting room staff and the write-off of some unused program material.

        Marketing expenses increased $3.8 million, or 26.4%, to $18.2 million in the three months ended September 27, 2003 from $14.4 million in the three months ended September 28, 2002. As a percentage of net revenues, marketing expenses were 8.4% in this year's third quarter up from 7.6% in the comparable period last year as a result of the launch of the FlexPoints innovation throughout NACO and the inclusion of the WW Group territories.

        Selling, general and administrative expenses were $18.0 million for the three months ended September 27, 2003, an increase of $3.2 million, or 21.6%, from $14.8 million for the three months ended September 28, 2002. The increase includes the impact of the WW Group acquisition, as well as normal increases for salaries. Currency translation accounted for approximately 20% of the overall increase in selling, general and administrative expenses. Other increases of note included higher insurance and facilities costs and staff increases above the prior year level to support the business and its additional regulatory and compliance requirements. Selling, general and administrative expenses as a percentage of revenues were 8.3% in the three months of 2003 as compared to 7.8% in the three months of 2002.

        Operating income was $74.0 million for the three months ended September 27, 2003, a decrease of $0.4 million, or 0.5%, from $74.4 million for the three months ended September 28, 2002. The operating income margin in the third quarter of 2003 was 34.0%, as compared to 39.3% in the third quarter of 2002.

        For the three months ended September 27, 2003, other expenses, net were $1.0 million as compared to $3.5 million for the three months ended September 28, 2002. In the third quarter 2002, we recorded $2.8 million of unrealized losses on our foreign currency denominated debt and other obligations, net of hedges. Most of the EUR 100.0 million of 13% Senior Subordinated Notes (91.6%) which gave rise to these unrealized losses, were repurchased and then retired (as outlined below), therefore we do not anticipate any further material unrealized currency gains or losses.

        In this year's third quarter, we successfully completed a tender offer and consent solicitation to purchase 96.6% of our $150.0 million USD denominated ($144.9 million) and 91.6% of our 100.0 million EUR denominated (EUR 91.6 million) 13% Senior Subordinated Notes. The consideration for the tender offer and consent solicitation was funded from cash on hand and additional borrowings under our Credit Facility, which was refinanced concurrently (as defined in Footnote 4). Due to this early extinguishment of debt, we recognized expenses of $47.4 million in the third quarter 2003 which included tender premiums of $42.6 million, the write-off of unamortized debt issuance costs of $4.4 million and $0.4 million of fees associated with the transaction.

Comparison of the nine months ended September 27, 2003 to the nine months ended September 28, 2002

        Net revenues were $727.8 million for the nine months ended September 27, 2003, an increase of $108.2 million, or 17.5%, from $619.6 million for the nine months ended September 28, 2002. The 17.5% increase in net revenues was partially the result of worldwide attendance growth of 10.1% driving a $64.6 million increase in classroom meeting fees. The other major components of the $108.2 million increase in net revenues this period over the comparable period in 2002 were

$38.3 million of product sales and $10.9 million of advertising revenues and licensing and publication royalties. Franchise commissions were $5.5 million lower in the 2003 period. The $108.2 million increase includes a benefit of more favorable exchange rates in 2003 of approximately $34.4 million, or 32% of the total increase.

        Total classroom meeting fees were $463.6 million for the nine months ended September 27, 2003, an increase of $64.6 million, or 16.2%, from $399.0 million for the nine months ended September 28, 2002. Total attendances reached 47.2 million versus 42.9 million in the prior year period. In NACO operations, classroom meeting fees were $300.1 million in the nine months ended September 27, 2003, up 10.2% from $272.2 million in last year's nine month period. Including all acquisitions, NACO attendance in the nine months grew 11.3% over the prior year comparable period. Excluding the impact of franchise acquisitions, NACO organic attendance declined 1.8%. A combination of factors impacted NACO's attendances, including some which were external and non-business related such as severe winter weather, the war and the shortened spring diet season because of a late Easter. In addition, the planned delay of the NACO program innovation launch from January to late summer 2003 and the intensified promotion of "low-carb/high-fat" self-help diets were also contributing factors.

        International company-owned classroom meeting fees were $163.4 million for the nine months ended September 27, 2003, an increase of $36.6 million, or 28.9%, from $126.8 million for the nine months ended September 28, 2002. International meeting fees grew 12.2% on a local currency basis on attendance growth of 8.6%. Continental Europe attendances were up 10.4% in the nine months this year versus last. Despite the impact of bad weather in the first quarter and the highly competitive nature of its market, the UK, which innovated in January 2003, sustained growth of 10.4% through the nine months of 2003.

        Product sales were $220.6 million for the nine months ended September 27, 2003, an increase of $38.3 million, or 21.0%, from $182.3 million for the nine months ended September 28, 2002. Domestically, product sales increased 12.6% to 126.3 million, and internationally, product sales rose 34.5% to $94.3 million. Growth in attendances and in product sales per individual attendance drove the increase.

        Franchise royalties were $15.4 million domestically and $4.8 million internationally for the nine months ended September 27, 2003. In total, franchise royalties decreased $5.5 million, or 21.4%, from $25.7 million for the nine months ended September 28, 2002, to $20.2 million for the comparable period this year, primarily the result of having three fewer franchises in the nine months of 2003 due to the franchise acquisitions.

        Revenues from publications, licensing and other royalties were $23.5 million for the nine months ended September 27, 2003, an increase of $10.9 million, or 86.5%, from $12.6 million for the nine months ended September 28, 2002. Licensing royalty income from WeightWatchers.com increased by $2.4 million to $5.3 million. Increased advertising revenues accounted for $4.3 million and strong growth in international royalties from our publishing and licensing businesses accounted for the remainder of the increase.

        Cost of revenues was $336.8 million for the nine months ended September 27, 2003, an increase of $59.2 million, or 21.3%, from $277.6 million for the nine months ended September 28, 2002. Gross profit margin was 53.7% of sales in the nine months ended September 27, 2003, a decrease from the 55.2% level in last year's comparable period. The change primarily resulted from NACO's third quarter gross margin decline versus the third quarter last year. The decrease in gross margin resulted mainly from factors relating to the timing of our Fall 2003 NACO innovation, which includes the decision to keep more meetings open than we normally would have during the lower attendance summer months in anticipation of the expected volumes for the innovation, significant expenses in the third quarter 2003 relating to the countrywide innovation training meetings held with our meeting room staff and the write-off of some unused program material.

        Marketing expenses increased $24.6 million, or 40.4%, to $85.5 million in the nine months ended September 27, 2003 from $60.9 million in the nine months ended September 28, 2002. As a percentage of net revenues, marketing expenses were 11.7% in the period versus 9.8% last year. In the nine months of 2003, we increased our marketing investment in certain international geographies to increase brand awareness and spur growth, with good results. In NACO, we increased our advertising to support our Winning Points program which was in its third year, we supported the launch of FlexPoints in September and, earlier in the year, we extended our media campaign to counter the impact of unusually prolonged and intense bad weather during the first quarter.

        Selling, general and administrative expenses were $54.5 million for the nine months ended September 27, 2003, an increase of $9.4 million, or 20.8%, from $45.1 million for the nine months ended September 28, 2002. The increase includes the impact of the WW Group acquisition, as well as normal increases for salaries. Currency translation accounted for approximately 30% of the overall increase in selling, general and administrative expenses, while insurance costs and legal fees accounted for slightly more than 35% of the total rise. The remaining increase is a result of staff increases to support the business and normal increases in other costs. Selling, general and administrative expenses as a percentage of revenues were roughly on par with last year, at 7.5% in the nine months of 2003 compared to 7.3% in the nine months of 2002.

        Operating income was $251.1 million for the nine months ended September 27, 2003, an increase of $15.1 million, or 6.4%, from $236.0 million for the nine months ended September 28, 2002. The operating income margin in the nine months of 2003 was 34.5%, down from 38.1% in the nine months of 2002.

        For the nine months ended September 27, 2003, other expenses, net were $3.2 million, and included a $5.0 million voluntary loan repayment from WeightWatchers.com, as compared to $15.7 million for the nine months ended September 28, 2002. In the first six months of 2003, we recorded $7.8 million of unrealized currency losses on foreign currency denominated debt and other obligations net of hedges, as compared to $12.8 million in the nine months of 2002. Most of the EUR 100.0 million 13% Senior Subordinated Notes (91.6%) which gave rise to these unrealized losses, were repurchased and then retired (as outlined below), therefore we do not anticipate any further material unrealized currency gains or losses.

        In this year's third quarter, we successfully completed a tender offer and consent solicitation to purchase 96.6% of our $150.0 million USD denominated ($144.9 million) and 91.6% of our 100.0 million EUR denominated (EUR 91.6 million) 13% Senior Subordinated Notes. The consideration for the tender offer and consent solicitation was funded from cash on hand and additional borrowings under the Credit Facility, which was refinanced concurrently. Due to this early extinguishment of debt, we recognized expenses of $47.4 million in the third quarter 2003 which included tender premiums of $42.6 million, the write-off of unamortized debt issuance costs of $4.4 million and $0.4 million of fees associated with the transaction.

Liquidity and Capital Resources

        For the nine months ended September 27, 2003, cash and cash equivalents increased $3.5 million to $61.1 million and cash flows provided by operating activities were $210.2 million. Funds used for investing and financing activities in the nine months of 2003 totaled $207.8 million. Investing activities of $181.1 million consisted primarily of the acquisition of certain assets of the WW Group for $181.9 million. Cash used for financing activities totaled $26.7 million. Third quarter 2003 financing activities associated with the tender offer and repurchase of the 13% Senior Subordinated Notes and concurrent refinancing of our Credit Facility represented a net use of $60.3 million while other long term borrowing proceeds net of payment provided cash.

        For the nine months ended September 28, 2002, cash and cash equivalents increased $38.6 million to $61.9 million and cash flows provided by operating activities were $166.4 million. Cash used for investing activities was $71.9 million primarily attributable to the $68.1 million paid for the acquisitions of our North Jersey, San Diego and North Carolina franchises. Cash used for financing activities of $58.0 million included repayments of $31.7 million in principal on our Credit Facility and the repurchase of one million shares of our preferred stock held by H.J. Heinz Company for $25.0 million.

        Working capital at September 27, 2003 was $2.5 million compared to $22.0 million at December 28, 2002. The change in working capital of $19.5 million was primarily attributable to a decrease of $6.4 million in current assets, mainly driven by a $7.2 million decrease in inventory as a result of higher levels of inventory at year end in preparation for our winter diet season, and a decrease in prepaid expenses and other assets of $7.7 million due to the timing of advertising, meeting materials and insurance payments, offset by increases in net receivables of $5.0 million and $3.5 million in cash. Current liabilities increased $13.1 million as a result of higher deferred revenue of $12.9 million due to increased sales of prepayment plans and magazine subscriptions, increases in accrued liabilities of $11.0 million mainly attributable to seasonal timing, and increases in accounts payable of $1.2 million, offset by decreases in income taxes of $3.1 million, accrued interest of $6.1 million and long term debt due within one year of $2.8 million.

        At September 27, 2003, our total debt was $476.7 million as compared to $454.7 million at December 28, 2002. During the third quarter of 2003, we successfully completed a tender offer and consent solicitation to purchase 96.6% of our $150.0 million USD denominated ($144.9 million) and 91.6% of our 100.0 million EUR denominated (EUR 91.6 million) 13% Senior Subordinated Notes. The consideration for the tender offer and consent solicitation was funded from cash on hand of $57.3 million and $227.3 million of additional borrowings under the Credit Facility, which we refinanced as follows: Term Loans B and D and the transferable loan certificate ("TLC") in the aggregate amount of $204.7 million were repaid and replaced with a new Term Loan B in the amount of $382.9 million and a new TLC in the amount of $49.1 million. Term Loan A in the amount of $30.0 million remained in place, along with a Revolving Credit Facility with borrowings up to $45.0 million. The total debt balance at September 27, 2003 under our Credit Facility was $462.0 million, and including the balance of untendered Senior Subordinated Notes, total debt was $476.7 million. In conjunction with the tender offer, we solicited consents to eliminate substantially all of the restrictive covenants and certain default provisions in the indentures pursuant to which the Notes were issued.

        Our debt consists of both fixed and variable-rate instruments. At September 27, 2003 and December 28, 2002, fixed-rate debt constituted approximately 3.1% and 56.0% of our total debt, respectively. As a result of our retirement of more than 90% of our 13% Senior Subordinated Notes, the average interest rate on our debt dropped to approximately 3.7% at September 27, 2003 from approximately 9.1% at December 28, 2002.

        The following schedule sets forth our long-term debt obligations (and interest rates):

Long-Term Debt
As of September 27, 2003

	Balance	Interest Rate
	(in millions)
Balance on EURO 100.0 million 13% Senior Subordinated Notes Due 2009	$9.6	13.00%
Balance on US $150.0 million 13% Senior Subordinated Notes Due 2009	5.1	13.00%
Term A Loan due 2005	30.0	2.93%
Term B Loan due 2009	382.9	3.38%
Transferable Loan Certificate Due 2009	49.1	3.83%

Total Debt	476.7
Less Current Portion	15.6

Total Long-Term Debt	$461.1

        The Term Loan A facility, the Term Loan B facility, the TLC facility and the Revolving Credit Facility bear interest at a rate equal to (a) in the case of the Term Loan A facility and the Revolving Credit Facility, LIBOR plus 1.75% or, at our option, the alternate base rate (as defined in the Credit Facility) plus 0.75% and (b) in the case of the Term Loan B facility and the TLC facility, LIBOR plus 2.25% or, at our option, the alternate base rate plus 1.50%. In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay a commitment fee to the lenders under the Revolving Credit Facility with respect to the unused commitments at a rate equal to 0.50% per year.

        Our Credit Facility contain covenants that restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. Our Credit Facility also requires us to maintain specified financial ratios and satisfy financial condition tests.

        Our obligations under the Notes are subordinate and junior in right of payment to all of our existing and future indebtedness, including all indebtedness under the Credit Facility. We or our affiliates, including entities related to Artal Luxembourg, may from time to time, depending on market conditions purchase the Notes in the open market or by other means.

        On July 24, 2003, Standard & Poor's confirmed its "BB" rating for corporate credit and Credit Facility and its "B+" rating for the Senior Subordinated Notes. On July 24, 2003, Moody's confirmed its "Ba2" rating for the Senior Subordinated Notes and its "Ba1" rating for the Credit Facility.

        The following schedule sets forth our year-by-year long-term debt obligations:

Long-Term Debt Obligations
(Including Current Portion)
As of September 27, 2003
(in millions)

Remainder of 2003	$7.7
2004	16.7
2005	16.3
2006	4.3
2007	4.3
Thereafter	427.4

Total	$476.7

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

        On January 18, 2002, we completed the acquisition of the assets of our North Jersey franchise for a purchase price of $46.5 million. The acquisition was financed through additional borrowings from our Credit Facility, which were subsequently repaid by the end of the second quarter of 2002.

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

        On March 30, 2003, we completed the acquisition of the assets of eight of the franchises of the WW Group for a purchase price of $180.7 million. The acquisition was financed through cash from operations and through additional borrowings under our Credit Facility (amended on April 1, 2003) of $85.0 million under a new Term Loan D.

        On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding stock. The repurchase program, effective immediately, allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Luxembourg or its affiliates under the program.

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

        In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires the disclosure of certain guarantees and requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities. We have applied the recognition provisions of FIN 45 to guarantee activities initiated after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair value method. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities under the intrinsic value method of Accounting Principles Board Opinion ("APB") No. 25 will be required to disclose the pro forma effect of using the fair value method for any period for which an income statement is presented. The disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted SFAS No. 123 for recognition purposes. SFAS No. 148's transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. We continue to apply the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No compensation expense for employee stock options is reflected in earnings, as all options granted under the plans had an exercise price equal to the market value of the common stock on the date of grant.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has the controlling financial interest. Interpretation No. 46 also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. We have evaluated our relationship and transactions with our franchisees and licensee WeightWatchers.com to determine if a need for consolidation exists under FIN 46. Based upon the criteria in FIN 46, our current relationship and transactions with our franchisees do not require us to consolidate our franchisees. However, we will continue to monitor the nature of our relationship and transactions with our franchisee to ensure that any changes are appropriately evaluated under the provisions of FIN 46. We have completed our evaluation of our relationship with WeightWatchers.com and the applicability of FIN 46. Based upon our analysis of the fair value of WeightWatchers.com's equity and its expected losses (as defined by FIN 46), although we are considered the primary beneficiary, WeightWatchers.com has sufficient fair value equity and therefore consolidation is not required. We will continue to evaluate our relationship with WeightWatchers.com and the possible need for consolidation in the future if certain changes in the relationship with and financial results of WeightWatchers.com were to occur. FIN 46 has been delayed and will become effective for us beginning the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 will not impact our consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments." This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. We have applied the provisions of SFAS No. 149 and its adoption has not had a material impact on our consolidated financial position, results of operations or cash flows.

        In May 2003, the Emerging Issue Task Force ("EITF") reached a consensus on EITF Issue No. 01-8, "Determining Whether an Arrangement Contains a Lease." EITF 01-8 requires companies to perform a review of all arrangements or contracts that traditionally were not viewed as leases to determine if they contain features that would require them to be accounted for under FASB No. 13, "Accounting for Leases." For calendar year-end companies, EITF 01-8 was effective July 1, 2003. The assessment of whether an arrangement contains a lease should be determined at inception of the arrangement based on all of the facts and circumstances surrounding the arrangement and also is required when any modification or change is made to an existing contractual arrangement. The adoption of EITF 01-8 did not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Based on the overall interest rate exposure on our fixed rate borrowings at September 27, 2003, a 10% change in market interest rates would have less than a 5% impact on the fair value of our long-term debt. Based on variable rate debt levels at September 27, 2003, a 10% change in market interest rates would have less than a 5% impact on our net interest expense.

        We use foreign currency forward contracts to more properly align the underlying sources of cash flow with our debt servicing requirements. At September 27, 2003, we had a long-term foreign currency forward contract receivable with a notional amount of EUR 8.4 million, offset by a foreign currency forward contract payable with a notional amount of $9.2 million.

        For a more detailed discussion of our quantitative and qualitative disclosures about market risks that affect us, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" beginning on page 27 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002. Our exposure to market risks has not changed materially since December 28, 2002.

ITEM 4. CONTROLS AND PROCEDURES

        Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures (as defined in Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934) are effective. There have been no changes in our internal control over financial reporting or in other factors that materially affected or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES

        Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Nothing to report under this item.

ITEM 5. OTHER INFORMATION

        Effective as of November 3, 2003, the Company amended the terms of its Stockholders' Rights Agreement. Pursuant to the terms of the amendment, the definition of "Acquiring Person" was amended such that FMR Corp. and its affiliates (collectively, "Fidelity Investments") will not be considered an Acquiring Person (and thus not trigger the provisions of the Rights Agreement) unless Fidelity Investments becomes the beneficial owner of 20% or more of the Company's outstanding common stock. The exclusion of Fidelity Investments as an Acquiring Person will exist only for so long as Fidelity Investments does not state any intention to or reserve the right to control or influence the management or policies of the Company or engage in any of the actions specified in Item 4 of Schedule 13D under the Securities Exchange Act of 1934, as amended, nor to take any action in connection with or as a participant in any transaction having such purpose or effect.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit 4.1	Supplemental Indenture, dated as of August 7, 2003, to the Senior Subordinated Dollar Notes Indenture, dated as of September 29, 1999, between Weight Watchers International, Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association)
Exhibit 4.2
Supplemental Indenture, dated as of August 7, 2003, to the Senior Subordinated Euro Notes Indenture, dated as of September 29, 1999, between Weight Watchers International, Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association)
Exhibit 4.3	First Amendment dated as of November 4, 2003, to the Rights Agreement, dated as of November 15, 2001 by and between Weight Watchers International, Inc. and EquiServe Trust Company, N.A.

Exhibit 10.1
Amendment No. 5 to Credit Agreement, dated as of August 20, 2003, among Weight Watchers International, Inc., WW Funding Corp., and Various Financial Institutions, as the Lenders (with annexed Fourth Amended and Restated Credit Agreement, dated as of August 20, 2003 among Weight Watchers International, Inc., WW Funding Corp., Various Financial Institutions, as the Lenders, Credit Suisse First Boston, BHF (USA) Capital Corporation, Fortis (USA) Finance LLC and The Bank of Nova Scotia)
Exhibit 31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

        On August 6, 2003, the Company furnished a Report on Form 8-K to report under Item 12. Results of Operations and Financial Condition its financial results for the second quarter 2003 and six months ended June 28, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	By:	/s/ LINDA HUETT Linda Huett President, Chief Executive Officer and Director (Principal Executive Officer)
Date: November 12, 2003	By:	/s/ ANN M. SARDINI Ann M. Sardini Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 4.1
Supplemental Indenture, dated as of August 7, 2003, to the Senior Subordinated Dollar Notes Indenture, dated as of September 29, 1999, between Weight Watchers International, Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association)
Exhibit 4.2
Supplemental Indenture, dated as of August 7, 2003, to the Senior Subordinated Euro Notes Indenture, dated as of September 29, 1999, between Weight Watchers International, Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association)
Exhibit 4.3	First Amendment dated as of November 4, 2003, to the Rights Agreement, dated as of November 15, 2001 by and between Weight Watchers International, Inc. and EquiServe Trust Company, N.A.
Exhibit 10.1
Amendment No. 5 to Credit Agreement, dated as of August 20, 2003, among Weight Watchers International, Inc., WW Funding Corp., and Various Financial Institutions, as the Lenders (with annexed Fourth Amended and Restated Credit Agreement, dated as of August 20, 2003 among Weight Watchers International, Inc., WW Funding Corp., Various Financial Institutions, as the Lenders, Credit Suisse First Boston, BHF (USA) Capital Corporation, Fortis (USA) Finance LLC and The Bank of Nova Scotia)
Exhibit 31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 27, 2003 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 28, 2002 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2003 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2002 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2003 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2002 (IN THOUSANDS)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Long-Term Debt As of September 27, 2003
Long-Term Debt Obligations (Including Current Portion) As of September 27, 2003 (in millions)
  ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX