Form 10-K
period 2004-01-03
WEIGHT WATCHERS INTERNATIONAL INC
filed 2004-03-18
CIK 105319

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-03389

WEIGHT WATCHERS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	11-6040273 (IRS Employer Identification No.)
175 Crossways Park West, Woodbury, New York (Address of principal executive offices)	11797-2055 (Zip Code)
(516) 390-1400 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:	None (Title of class)

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

        The aggregate market value, as determined by the last sale price of $45.49 on the New York Stock Exchange, of the voting stock held by non-affiliates (shareholders holding less than 5% of the outstanding Common Stock, excluding directors and officers), as of June 27, 2003 was $1,908,920,889.

        The number of shares outstanding of common stock as of January 31, 2004 was 106,433,882.

        Documents incorporated by reference:            None

PART I

Item 1.    Business

        We are a leading global branded consumer company and the leading provider of weight-loss services, operating in 30 countries around the world for over 40 years. Our programs help people lose weight and maintain their weight loss and, as a result, improve their health, enhance their lifestyles and build self-confidence. At the core of our business are weekly meetings, which promote weight loss through education and group support in conjunction with a flexible, healthy diet and exercise method. Each week, over 1.5 million people attend approximately 46,000 Weight Watchers meetings around the world, which are run by approximately 15,800 classroom leaders. Our classroom leaders teach, inspire, motivate and act as role models for our members.

        We conduct our business through a combination of company-owned and franchise operations, with company-owned operations accounting for approximately 74% of total worldwide attendance in 2003. In the 1960's, we pursued an aggressive franchising strategy with respect to our classroom operations to rapidly grow our geographic presence and build market share. We believe that our early franchising strategy was very effective in establishing our brand as the world's leading weight-loss program.

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

Our Billion Dollar Brand

        Weight Watchers is the leading global weight-loss brand with retail sales of over $2 billion in 2003, including sales by licensees and franchisees. Currently, over 97% of U.S. women recognize the Weight Watchers brand.

        We have built our business and brand on the following core principles:

Effective	Clinically proven
Healthy	Medically recommended
Supportive	Helping members help each other
Flexible	Compatible with modern lifestyles
Balanced	Not just a diet, an approach to life

Weight Watchers Meetings

        We present our program in a series of weekly classes of approximately one hour in duration. Classes are conveniently scheduled throughout the day. Typically, we hold classes in either meeting rooms rented from civic or religious organizations or in leased locations.

        In our classes, our leaders present our program, which combines group support and education with a structured approach to food, activity and lifestyle modification developed by credentialed weight-loss experts. Our 15,800 classroom leaders run our meetings and educate members on the Weight Watchers method of successful and sustained weight loss. Our leaders also provide inspiration and motivation for our members and are examples of our program's effectiveness because they have lost weight and maintained their weight loss on our program.

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

        As part of our Corporate Solutions program, we address the weight-loss needs of working people by holding classes at their place of employment. In many cases, employers subsidize employee participation and typically provide meeting space without charge.

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

Behavior Modification

        Behavior modification and education on eating and exercise habits have also always been key elements of our program. We use motivation, education and support to help members manage their weight and to change their habits. Discussions on topics such as staying motivated, how to avoid overeating and managing stress offer members valuable insight on how to stay on our program while dealing with the realities of everyday life. Our U.S. members also currently learn "Tools for Living," a set of ten techniques to assist in handling the barriers to long-term weight loss. Our international members learn similar principles and receive similar publications.

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

        Our current food plans are based on the POINTS system, which assigns each food a POINTS value based on its nutritional content. Members are given a range of POINTS values to use each day on whatever combination of food they prefer so long as the total does not exceed the goal. While no food is forbidden, our POINTS based plans encourage members to eat a wide variety of foods in amounts that promote healthy weight loss. The POINTS plans help members choose foods that are low in fat, high in complex carbohydrates and moderate in protein. We also provide our members with information regarding good nutrition. For example, this year, to clear up the growing misinformation about carbohydrates and clarify their true role in healthy eating and weight loss, we published and distributed in our meeting rooms and elsewhere a consumer service guide called The Truth about Carbs. The theme of this material is that all calories count (not just carbs) and many carbs—including fruits, vegetables, whole grains and non-fat dairy—provide essential nutrients and are vital to health and well-being.

        We customize our plans from country to country in order to suit local tastes and nutritional concerns, as well as package labeling differences between countries. Our plans allow members to carry-back or carry-forward unused POINTS values and thus gives members the flexibility to participate in special occasions and special meals. Our current United States plan was launched in Fall 2003 and is branded FlexPoints, our current United Kingdom plan launched in Winter 2003 is branded Time to Eat, and our current plan in Continental Europe launched in Fall 2002 is branded Points Plus. We typically launch an innovation in a region's plan every two years. We attempt to stagger our innovations so they do not occur in all markets at the same time.

Exercise

        Exercise is an important component of weight loss and our overall program to lose weight. Our classroom leaders emphasize the importance of exercise to weight loss and in leading a healthy, balanced lifestyle. In addition, our program promotes exercise by allowing members to earn additional POINTS values as part of their menu planning based on the type and amount of exercise in which they engage. Our United States members currently receive "Get Moving," which is designed to promote exercise and activity outside of the classroom. This exercise guide is consistent with the recommendations for physical activity outlined by both the Centers for Disease Control and Prevention and the American College of Sports Medicine. International members receive similar information.

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

        In the United States during 2001, our licensee, WeightWatchers.com as part of its business, launched two online paid subscription products, Weight Watchers Online and Weight Watchers eTools. Weight Watchers Online offers information on FlexPoints, POINTS values, content on various weight-loss subjects, professionally-developed low-POINTS recipes and weekly meal plans for different POINTS ranges. In addition, Weight Watchers Online provides an online journal, an online POINTS calculator, a recipe POINTS calculator, a weight tracker and progress charts and targeted messages to help subscribers achieve their weight-loss goals. This product targets self-help dieters who choose the Weight Watchers plan but not the Weight Watchers meeting services. Weight Watchers eTools is designed to supplement and strengthen the Weight Watchers classroom business. Weight Watchers eTools is a suite of electronic tools available only to Weight Watchers members, designed to help them achieve greater success by making it even easier to follow FlexPoints and by reinforcing our weight-loss approach between meetings.

        Our Corporate Solutions line of weight-loss offerings also includes discounted prepaid local meeting plans, Weight Watchers online subscriptions and the At Home kit.

Product Sales

        We sell a range of proprietary products, including snack bars, books, CD-ROMS and POINTS calculators that are consistent with our brand image. We sell our products primarily through our classroom operations and to our franchisees. In fiscal 2003, sales of our proprietary products represented 29% of our revenues. We have grown our product sales per attendance by focusing on a core group of products that complement the Weight Watchers program. We intend to continue to optimize our product offerings by updating existing products and selectively introducing new products.

Company-Owned Operations

        Our North American operations consist of approximately 4,200 meeting locations that generated $392.4 million in meeting fee revenue for the fiscal year ended January 3, 2004. North America attendance was 34.6 million for the fiscal year ended January 3, 2004.

        International operations consist of approximately 9,400 meeting locations outside the United States that generated $214.8 million in meeting fee revenue for the fiscal year ended January 3, 2004. International attendance was 26.3 million for the fiscal year ended January 3, 2004.

Franchise Operations

        We have enjoyed a mutually beneficial relationship with our franchisees over many years. In our early years, we used an aggressive franchising strategy to quickly establish a meeting infrastructure throughout the world to pre-empt competition. Our franchised operations represented approximately 26% of our total worldwide attendance for fiscal 2003. We estimate that, in fiscal 2003, these franchised operations attracted attendance of over 21 million. Franchisees typically pay us a fee equal to 10% of their meeting fee revenues.

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

Licensing

        As a highly recognized global brand, Weight Watchers is a powerful marketing tool for us and for third parties. We currently license our Weight Watchers brand in certain categories of food, books and other products. This year, for example, we partnered with Applebee's International to launch a Weight Watchers branded section of their menu. We also launched a line of Weight Watchers bath scales with our licensee, Conair. We believe that opportunities exist to further capitalize on the strength of our brand and the loyalty of our members by more aggressively licensing our brand while maintaining its integrity.

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

        There are certain food and beverage trademarks covering the Heinz core categories that because of local laws, could not be effectively transferred to WW Foods. These include trademarks registered in multiple trademark classes, and certain other trademarks. We maintain legal ownership in these trademarks and hold them in custody for the benefit of WW Foods. Heinz retains in its core categories (as described in the paragraph above) an exclusive royalty-free license to use these food and beverage trademarks that we hold in custody for WW Foods. We have undertaken to contribute any of these custodial trademarks (or any portion covering food and beverage products) to WW Foods if WW Foods determines that the transfer may be achieved under local law. Heinz pays us an annual fee of $1.2 million until September 2004 in exchange for our serving as the custodian of the food and beverage trademarks held for the benefit of WW Foods.

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

Program Standards, Program Information and Related Trademarks

        We have exclusive control of the dietary principles to be followed in any eating or lifestyle regimen to facilitate weight loss or weight control employed by the classroom business such as FlexPoints. We also maintain exclusive ownership of all program information, consisting of information and know-how relating to any weight-loss program, terminology and trademarks or service marks used to identify the programs or terminology. We granted an exclusive, worldwide, royalty-free license to WW Foods, for sublicense to Heinz, in its core categories as described above, to use the terminology and the related trademarks and service marks, and we provided WW Foods (and through it, Heinz) with access to and a right to use this information as may be reasonably necessary to develop, manufacture or market food and beverage products in accordance with our dietary principles. Heinz granted a worldwide, royalty-free license to WW Foods to use improvements that Heinz may develop in the course of its use of our dietary principles or weight-loss program, which WW Foods sublicensed in turn to us.

Third Party Licenses

        During the period that Heinz owned our company, it developed a number of food product lines under the Weight Watchers brand, with hundreds of millions of dollars of retail sales, mostly in the United States and in the United Kingdom. Heinz, however, did not actively license the Weight Watchers brand to other food companies. For the period from our acquisition by Artal Luxembourg until September 29, 2004, we have assigned to Heinz all licenses that we had previously granted to third parties, and Heinz has retained all existing sublicenses granted by it to third parties for various food products outside of Heinz core categories. Heinz still continues to receive royalty payments of over $4 million per year from this existing portfolio of third-party licenses. Since May 3, 2001, we have been managing these third party licenses on behalf of Heinz for a fee equal to 5% of the royalties from these licenses. After September 29, 2004, these licenses will revert to us, although we have the right to acquire them sooner, and the associated royalty payments will be payable to us in their entirety.

WeightWatchers.com License

        We granted an exclusive license to WeightWatchers.com, Inc., which is an independent company, to use our trademarks, copyrights and domain names in electronic media in connection with its online weight-loss business. The license agreement provides us with control over the use of our intellectual property. In particular we have the right to approve WeightWatchers.com's e-commerce activities, marketing programs, privacy policy and materials publicly displayed on the Internet. These controls are designed to protect the value of our intellectual property. See "WeightWatchers.com Intellectual Property License" in Item 13.

        As an overview, in the United States during 2001, WeightWatchers.com, as part of its business, launched two online paid subscription products, Weight Watchers Online and Weight Watchers eTools. Weight Watchers Online is a self-help product based on our current Weight Watchers plan designed to attract consumers who choose the Weight Watchers plan but not the Weight Watchers meeting services. We believe that Weight Watchers Online has increased and will continue to increase the popularity of our brand among dieters and strengthen our brand in the entire weight-loss market. Weight Watchers eTools is designed to supplement and strengthen the Weight Watchers classroom business. Weight Watchers eTools is a suite of electronic tools available only to Weight Watchers members, designed to help them achieve greater success by making it even easier to follow FlexPoints and by reinforcing our weight-loss approach between meetings.

        During July 2002 and September 2002, WeightWatchers.com launched an upgrade to the United Kingdom and Canadian web sites respectively, including the offering of two online paid subscription products. In January 2004, WeightWatchers.com launched similar subscription products in Germany. These products have similar functionality to the existing United States products, but are tailored specifically to the United Kingdom, Canadian and German markets, respectively.

        We own 19.9% of WeightWatchers.com, or approximately 37% on a fully diluted basis (including the exercise of all options and all warrants). In January 2002, we began receiving royalties of 10% of WeightWatchers.com's net revenues and during 2003, we earned $7.1 million in royalties from WeightWatchers.com.

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

Direct Mail

        Direct mail is a critical element of our marketing because it targets potential returning members. We maintain databases of current and former members in each country in which we operate, which we use to focus our direct mailings. During fiscal 2003 our NACO operations sent over 22 million pieces of direct mail. Most of these mailings are timed to coincide with the start of the diet seasons and are intended to encourage former members to re-enroll.

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

        For many years we have also used celebrities to promote and endorse the program in different countries. Since 1997, we have retained Sarah Ferguson, the Duchess of York, to promote and endorse our program in North America.

        In 2003, we, and the American Cancer Society, launched a new initiative called the Great American Weigh-In in the United States. We are a founding sponsor. This annual event spreads the word that eating well, being active and maintaining a healthy weight can reduce cancer risk.

Weight Watchers Magazine

        Weight Watchers Magazine is an important branded marketing channel that is experiencing strong growth. We re-acquired the rights to publish the magazine in February 2000 and relaunched its publication in March 2000. Since January 2003, we have sustained its circulation at over one million. Our most recent information from MediaMark, an industry tracking service, shows a readership of 7.4 readers per copy, one of the highest in the industry. In addition to generating revenues from subscription sales and advertising, Weight Watchers Magazine reinforces the value of our brand and serves as an important marketing tool to non-members. We also publish Weight Watchers magazines in all of our other major markets.

WeightWatchers.com

        Our licensee, WeightWatchers.com, operates the Weight Watchers website. The website contributes value to our classroom business by promoting our brand, advertising Weight Watchers classes, providing a meeting locator and keeping members involved with the program outside the classroom through useful offerings, such as low calorie recipes, weight-loss news articles, success stories and online forums. During fiscal 2003, an average of approximately 135,000 unique visitors per week used our meeting locator feature. The meeting locator makes it easier than ever for our members to find a meeting place and time that is convenient for them. WeightWatchers.com now attracts an average of over 2.4 million unique visitors per month.

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

Competition

        The weight-loss market includes commercial weight-loss programs, self-help weight-loss diets, products, and publications, Internet-based weight-loss products, dietary supplements and meal replacement products, weight-loss services administered by doctors, nutritionists and dieticians, surgical procedures, weight-loss drugs and weight-loss and fitness centers for women.

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

        We also compete with various self help diets, products and publications. In 2003, low carb diets, like Atkins and South Beach, gained in popularity and media exposure. These diets advocate dramatic reductions in carbohydrates that result in calorie reduction. We believe that the attraction of these programs has peaked, however the pace of the decline of the low carb phenomenon is inherently uncertain.

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

        In 1995, we shifted to a more decentralized management approach, allowing the management of our international operations to develop local business strategies and program innovations. This approach was successful and by 1996 our international growth began to accelerate. Beginning in 1997, we restructured our NACO operations by eliminating the pre-packaged frozen meals program from our classroom operations, improving customer service, restoring employee morale and introducing a POINTS-based program which had been successfully introduced in the United Kingdom. Following this return to our core program approach in the United States, we moved from a fixed cost structure back to a variable cost structure and have registered strong attendance growth in our NACO operations.

Artal Ownership

        In September 1999, Artal Luxembourg acquired us from Heinz. Following the acquisition, our senior management team was reorganized, key employees invested approximately $4 million in our company and a new performance-based stock option plan was put in place. The Invus Group, LLC is the exclusive investment advisor of Artal Luxembourg and has extensive experience with branded consumer businesses, including the turnaround of the Keebler Foods Company.

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

Employees and Service Providers

        As of January 3, 2004, we had approximately 46,000 employees and service providers located in the United States, the United Kingdom, Continental Europe, Australia and New Zealand. None of our service providers or employees is represented by a labor union. We consider our employee relations to be satisfactory.

Financial Information by Geographic Area

        Information concerning our geographic segments is contained in Note 16 of our Consolidated Financial Statements, attached hereto and incorporated by reference.

Corporate Information

        Corporate information, press releases and our periodic reports (e.g. 10-K's, 10-Q's, 8-K's) and amendments thereto are available free of charge at www.weightwatchersinternational.com as soon as reasonably practical after such material is electronically filed with or furnished to the SEC (i.e., generally the same day as the filing). Moreover, we also make available free of charge at that site the Section 16 reports filed electronically by our officers, directors and 10% shareholders. Usually these are publicly accessible no later than the business day following the filing.

        Shareholders may request a free copy of these items at:

                Weight Watchers International
                Attn: Investor Relations
                175 Crossways Park West
                Woodbury, NY 11797
                (516) 390-1400

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        Except for historical information contained herein, this Annual Report on Form 10-K, includes "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, in particular, the statements about our plans, strategies and prospects under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have used the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this Annual Report on Form 10-K and the documents incorporated by reference to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

  •
  competition, including price competition and competition with self-help, pharmaceutical, surgical, dietary supplements and meal replacement products, and other weight-loss brands, diets, programs and products;

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

Item 2.    Properties

        We are headquartered in Woodbury, New York in a leased office that expires in 2005. Weight Watchers Magazine is headquartered in New York, New York in a leased office that expires in 2005. In addition, each of our four NACO regions has a small regional office under a short term lease. Our Paramus, New Jersey lease expires in 2007. Our foreign operations in each country generally also have an office in each foreign country.

        We typically hold our classes in third-party locations (typically meeting rooms in well-located civic or religious organizations) or space leased in retail centers (typically leased spaces in strip malls for short terms, generally less than five years). As of January 3, 2004, there were approximately 4,200 North America meeting locations, including approximately 3,500 third-party locations and 700 retail centers. In the United Kingdom, there were approximately 4,400 meeting locations, with approximately 99.9% in third-party locations. In Continental Europe, there were approximately 4,000 meeting locations, with approximately 97% in third-party locations. In Australia and New Zealand, there were approximately 1,000 meeting locations, with approximately 96% in third-party locations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the last quarter of the fiscal year ended January 3, 2004.

PART II

Item 5.    Market for Registrant's Common Stock and Related Shareholder Matters

        Weight Watchers common stock is listed on the New York Stock Exchange (the "NYSE"). The common stock was first traded on the NYSE on November 15, 2001 under the symbol "WTW." Prior to this offering, there was no established public trading market for our common stock.

        The following table sets forth, for the period indicated, the high and low sales prices per share for our common stock as reported on the New York Stock Exchange consolidated tape (NYSE ticker symbol: "WTW").

Fiscal Year ended December 28, 2002

	High	Low
First Quarter	$39.35	$31.35
Second Quarter	$44.55	$35.80
Third Quarter	$48.67	$35.10
Fourth Quarter	$50.39	$42.24

Fiscal Year ended January 3, 2004

	High	Low
First Quarter	$47.29	$38.15
Second Quarter	$48.70	$40.60
Third Quarter	$46.51	$39.75
Fourth Quarter	$43.06	$35.28

Holders

        The approximate number of holders of record of common stock as of January 31, 2004 was 139. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

        No cash dividends were declared or paid on our common stock in fiscal 2002 or 2003. We do not anticipate paying cash dividends in the foreseeable future. In addition, our existing debt instruments place limitations on our ability to pay dividends. Any future determination as to the payment of dividends will be subject to such limitations, will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

        See Item 12 (on pages 41-43) for information about equity compensation plans.

Item 6.    Selected Financial Data

        The following schedule sets forth our selected financial data for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal years ended April 29, 2000 and April 24, 1999.

SELECTED FINANCIAL DATA
(In millions, except per share amounts)

	Fiscal Years Ended			Eight Months Ended	Fiscal Years Ended
	January 3, 2004	December 28, 2002	December 29, 2001	December 30, 2000 (35 Weeks)	April 29, 2000	April 24, 1999
Revenues, net	$943.9	$809.6	$623.9	$273.2	$399.5	$364.6
Net income	$143.9	$143.7	$147.2	$15.0	$37.8	$47.9
Working capital (deficit)	$(19.5)	$22.1	$(24.1)	$10.2	$(0.9)	$91.2
Total assets	$770.7	$609.9	$482.9	$346.2	$334.2	$371.4
Long-term obligations	$469.9	$454.7	$500.0	$496.7	$500.5	$16.7
Earnings per share:
Basic	$1.35	$1.35	$1.34	$0.13	$0.20	$0.17

Diluted	$1.31	$1.31	$1.31	$0.13	$0.20	$0.17

Items Affecting Comparability

        Several events occurred during the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal years ended April 29, 2000 and April 24, 1999 that affect the comparability of our financial statements. The nature of these events and their impact on underlying business trends are as follows:

        Debt Refinancing.    On August 21, 2003, we successfully completed a tender offer and consent solicitation to purchase 96.6% of our $150.0 million USD denominated ($144.9 million) and 91.6% of our €100.0 million euro denominated (€91.6 million) 13% Senior Subordinated Notes. The consideration for the tender offer and consent solicitation was funded from cash on hand of $57.3 million and $227.3 million of additional borrowings under the Credit Facility, which we refinanced as follows: Term Loans B and D and the TLC in the aggregate amount of $204.7 million were repaid and replaced with a new Term Loan B in the amount of $382.9 million and a new TLC in the amount of $49.1 million. Term Loan A in the amount of $30.0 million remained in place, along with a Revolver with available borrowings up to $45.0 million. Due to this early extinguishment of debt, we recognized expenses of $47.4 million in the third quarter of 2003.

        Acquisitions of WW Group and Dallas/New Mexico.    On March 30, 2003, we acquired certain assets of eight of the fifteen franchises of The WW Group, Inc. and its affiliates (the "WW Group") for an aggregate purchase price of $180.7 million. The acquisition was financed through cash and additional borrowings of $85 million. On November 30, 2003, we acquired certain assets of our franchises in Dallas and New Mexico for a total purchase price of $27.2 million. This acquisition was financed through cash from operations. All acquisitions have been accounted for as purchases and accordingly, their earnings have been included in our consolidated operating results since the dates of their acquisitions.

        Acquisitions of North Jersey, San Diego and Eastern North Carolina.    On January 18, 2002, we acquired the franchise territory and certain business assets of our franchise in North Jersey for an aggregate purchase price of $46.5 million. The acquisition was financed through additional borrowings that were subsequently repaid by the end of the second quarter of 2002. On July 2, 2002 and September 1, 2002, we acquired the assets of our franchises in San Diego and Eastern North Carolina for a total purchase price of $11.0 and $10.6 million, respectively. These acquisitions were financed through cash from operations. All acquisitions were accounted for as purchases and accordingly, their earnings have been included in our consolidated operating results since the dates of their acquisitions.

        Reversal of Tax Valuation Allowance.    During the fourth quarter of fiscal 2001, we reversed the remaining tax valuation allowance set up in conjunction with the acquisition by Artal Luxembourg in 1999. At the time of the acquisition, we determined that it was more likely than not that a portion of the deferred tax asset would not be utilized. Therefore, a valuation allowance of approximately $72.1 million was established against the corresponding deferred tax asset. Based on our performance since the acquisition, we determined that the valuation allowance was no longer required. Accordingly, the provision for taxes for the fiscal year ended December 29, 2001 included a one-time reversal (credit) of the remaining balance of the valuation allowance of $71.9 million.

        Acquisition of Weighco.    On January 16, 2001, we acquired the franchised territories and certain business assets of Weighco for an aggregate purchase price of $83.8 million. The acquisition was financed through additional borrowings of $60.0 million and cash from operations. The acquisition has been accounted for as a purchase and accordingly, Weighco's earnings have been included in our consolidated operating results since the date of acquisition.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are the leading provider of weight-loss services, operating in 30 countries around the world. We conduct our business through a combination of company-owned and franchise operations, with company-owned operations accounting for 74% of total worldwide attendance for the fiscal year ended January 3, 2004. 64% of our revenues were generated by our U.S. operations, and the remaining 36% of our revenues resulted from our international operations. We derive our revenues principally from:

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

        The following table sets forth our revenues by category for the 2003, 2002 and 2001 fiscal years, the eight months ended December 30, 2000, and the 2000 and 1999 fiscal years.

Revenue Sources

	Fiscal Years Ended			Eight Months Ended	Fiscal Years Ended
	January 3, 2004	December 28, 2002	December 29, 2001	December 30, 2000	April 29, 2000	April 24, 1999
	(In millions)
NACO meetings fees	$392.4	$350.7	$262.5	$96.8	$130.8	$122.3
International company-owned meeting fees	214.8	170.0	153.2	87.3	152.7	143.9
Product sales	276.8	237.6	170.4	66.4	84.2	57.3
Franchise royalties	24.9	31.3	28.3	17.7	25.8	23.2
Other	35.0	20.0	9.5	5.0	6.0	17.9

Total	$943.9	$809.6	$623.9	$273.2	$399.5	$364.6

        After our acquisition by Artal Luxembourg in 1999, we reorganized our management and strengthened our strategic focus. Since 1999, our revenues have increased as shown in the chart above. Our operating income margin has grown from 22.3% in fiscal 1999 to 33.5% in fiscal 2003. The increases are principally a result of:

  •
  Increased NACO classroom attendance.    As a result of our decision to re-focus our meetings exclusively on our group education approach and to introduce into NACO our POINTS-based program developed in the United Kingdom and our Liberty/Loyalty meeting fee pricing strategy developed in France, our NACO classroom attendance, including the impact of our acquisitions, grew between fiscal 1999 and fiscal 2003 at a compound annual rate of 28.1%. Including acquisitions of our franchises which were made over this period (WW Group and Weighco and those in Dallas, New Mexico, North Jersey, San Diego and Eastern North Carolina), our attendance grew from 10.9 million in 1999 to 34.6 million in 2003.

  •
  Accelerated growth in Continental Europe.    In Continental Europe, we have accelerated growth by adapting our business model to local conditions, implementing more aggressive marketing programs tailored to the local markets and increasing the number of meetings ahead of anticipated demand. Between fiscal 1999 and fiscal 2003, attendance in our Continental European operations grew at a compound annual rate of 12.8%.

  •
  Increased product sales.    We have increased our product sales by 383% from fiscal 1999 to fiscal 2003 as a result of our growing attendance, introducing new products and optimizing our product mix. In our meetings, we have increased average product sales per attendance from $1.53 to $3.56 over the same period.

        As shown in the chart below, our worldwide attendance (including acquisitions of franchises) in our company-owned operations has grown by 104%, from 29.8 million in fiscal 1999 to 60.8 million in fiscal 2003.

Attendance in Company-Owned Operations

	Fiscal Years Ended			Twelve Months Ended	Eight Months Ended	Fiscal Years Ended
	January 3, 2004	December 28, 2002	December 29, 2001	December 30, 2000	December 30, 2000	April 29, 2000	April 24, 1999
	(53 weeks)	(52 weeks)	(52 weeks)	(54 weeks)	(35 weeks)	(35 weeks)	(52 weeks)
	(in millions)
North America	34.6	30.8	23.5	14.3	8.9	13.3	10.9
United Kingdom	12.8	11.9	11.6	11.2	7.0	10.6	9.8
Continental Europe	10.1	9.2	8.7	7.0	4.6	6.1	5.7
Other International	3.3	3.4	3.2	3.2	1.9	3.3	3.4

Total	60.8	55.3	47.0	35.7	22.4	33.3	29.8

        Since the fiscal year ended December 28, 2002, we have acquired the franchised territories and certain business assets of five franchisees as outlined below:

Acquisitions

			Attendance*
			Fiscal Years Ended
	Purchase Price	Closing Date	January 3, 2004	December 28, 2002
	(in millions)
North Jersey	$46.5	January 18, 2002	1.4	1.4
San Diego	$11.0	July 2, 2002	0.6	0.2
Eastern North Carolina	$10.6	September 1, 2002	0.3	0.1
WW Group	$180.7	March 30, 2003	3.6	—
Dallas/New Mexico	$27.2	November 30, 2003	**	—

			5.9	1.7

*
From date of acquisition to the end of the fiscal year.

**
Less than 0.1 million

        These acquisitions have been accounted for under the purchase method of accounting. Accordingly, their results of operations have been included in our consolidated operating results since the dates of the completion of their respective acquisitions.

Critical Accounting Policies

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates and judgments, including those related to inventories, investments, the impairment analysis for goodwill and other indefinite-lived intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other factors and assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following accounting policies are most important to the portrayal of our financial condition and results of operations and require our most significant judgments.

Revenue Recognition

        We earn revenue by conducting meetings, selling products and aids in our meetings and to our franchisees, collecting commissions from franchisees operating under the Weight Watchers name, collecting royalties related to licensing agreements, selling advertising space in and copies of our magazine. We charge non-refundable registration fees in exchange for an introductory information session and materials we provide to new members. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Revenue from meeting fees, product sales, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customer, and commissions and royalties are earned. Advertising revenue is recognized when ads are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. Deferred revenue, consisting of prepaid lecture and magazine subscription revenue, is amortized into income over the period earned. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. We grant refunds under limited circumstances and at aggregate amounts that historically have not been material. Because the period of payment generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid.

Goodwill and Intangibles

        Finite-lived intangible assets are being amortized using the straight-line method over their estimated useful lives of three to 20 years. Effective December 30, 2001, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, we no longer amortize goodwill and other indefinite-lived intangible assets, but are required to review these assets for potential impairment. We performed fair value impairment testing as of January 3, 2004 and December 28, 2002 on our goodwill and other indefinite-lived intangible assets, which determine that the carrying amounts of these assets did not exceed their respective fair values and therefore, no impairment was evident. We are required to perform this impairment testing at least annually, or more frequently if circumstances indicate possible impairment. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In such event, we would then be required to record a corresponding charge, which would impact earnings. We continue to evaluate these estimates and assumptions and believe that these assumptions, which included an estimate of future cash flows based upon the anticipated performance of the underlying business units, were appropriate.

Hedging Instruments

        We enter into forward and swap contracts to hedge transactions denominated in foreign currencies in order to reduce currency risk associated with fluctuating exchange rates. These contracts have been used primarily to hedge payments arising from some of our foreign currency denominated obligations. In addition, we enter into interest rate swaps to hedge a substantial portion of our variable rate debt.

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

WeightWatchers.com

        We own approximately 19.9% of our affiliate and licensee, WeightWatchers.com, or approximately 37% on a fully diluted basis (including the exercise of all options and all the warrants we own in WeightWatchers.com). Because of our ability to exercise significant influence over WeightWatchers.com, we account for this investment under the equity method of accounting. Under a loan agreement between us and WeightWatchers.com, we advanced WeightWatchers.com $34.5 million. In 2001, we wrote off our loans to the extent of our equity interest in WeightWatchers.com's losses. In addition, in 2001, we fully reserved for the remaining loan balance. In 2003, we received a $5.0 million payment from WeightWatchers.com reducing the principal balance to $29.5 million.

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

Results of Operations

        The following table summarizes our historical income from operations as a percentage of revenues for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001.

	Fiscal Years Ended
	January 3, 2004	December 28, 2002	December 29, 2001
Total revenues, net	100.0%	100.0%	100.0%
Cost of revenues	46.7	45.7	45.9

Gross profit	53.3	54.3	54.1
Marketing expenses	12.0	10.0	11.2
Selling, general and administrative expenses	7.8	7.6	11.7

Operating income	33.5%	36.7%	31.2%

        Figures are rounded to the nearest one hundred thousand; percentage changes are based on rounded figures. Attendance percentage changes are based on rounded figures to the nearest thousand.

Comparison of the fiscal year ended January 3, 2004 (53 weeks) to the fiscal year ended December 28, 2002 (52 weeks).

        Net revenues were $943.9 million for the fiscal year ended January 3, 2004, an increase of $134.3 million, or 16.6%, from $809.6 million for the fiscal year ended December 28, 2002. The 16.6% increase in net revenues was partially the result of worldwide attendance growth of 10.1%, which drove an $86.5 million increase in classroom meeting fees. The other components of the $134.3 million increase in net revenues in fiscal 2003 over fiscal 2002 were $39.2 million of product sales, $2.9 million of royalties from our licensee, WeightWatchers.com, $12.2 million attributable to our publications and other licensing sources, offset by a $6.5 million decrease in franchise revenues. Excluding the impact of fluctuations in foreign currency translations, meeting fees and product sales increased 10.7% in North

America and 11.2% internationally. The impact of currency fluctuations on worldwide revenues was an increase of 5.5%.

        Classroom meeting fees were $607.2 million for the fiscal year ended January 3, 2004 as compared to $520.7 million for the fiscal year ended December 28, 2002, an increase of 16.6%. In NACO, classroom meeting fees rose 11.9%, or $41.7 million, from $350.7 million in fiscal 2002 to $392.4 million in fiscal 2003. Total attendances grew 12.4%. Excluding the impact of the two franchise acquisitions completed during 2003 and the impact of the additional week in the 2003 fiscal year, NACO's organic attendances decreased 2.1% from the prior year. In the first half of the year, attendance was negatively affected by bad winter weather, the war in Iraq, a late Easter and the nine-month delay (until fall) of the NACO innovation. Escalating over the course of the year, the low-carb diet phenomenon had a negative impact on the growth in our North American business. We saw organic attendance declines versus prior year periods of 6.3% in the second quarter, 2.4% in the third quarter and 3.1% in the fourth quarter.

        International company-owned classroom meeting fees were $214.8 million for the fiscal year ended January 3, 2004, an increase of $44.8 million, or 26.4%, from $170.0 million for the fiscal year ended December 28, 2002. The 26.4% growth in meeting fees was driven by attendance increases of 8.2% in the UK and 9.1% in Continental Europe, coupled with a 16.4% favorable impact from foreign currency exchange rates.

        Product sales were $276.8 million for the fiscal year ended January 3, 2004, an increase of $39.2 million, or 16.5%, from $237.6 million for the fiscal year ended December 28, 2002. Product sales increased 7.8% to $158.2 million domestically and 30.6% to $118.6 million internationally. The increase in international product sales was fueled by attendance growth, higher sales per individual attendance and the favorable impact of foreign currency fluctuations. The increase in domestic product sales resulted from additional attendances and a price increase effected early in 2003 on certain of our consumable products in some of our NACO markets. Product sales per attendance without the impact of the WW Group acquisition decreased 12.3% in the fourth quarter of fiscal 2003 as compared to the same quarter last year, but increased 3.8% for the full year as compared to 2002.

        For the fiscal year ended January 3, 2004, franchise royalties were $18.6 million domestically and $6.3 million internationally. In total, franchise royalties were $24.9 million is fiscal 2003, a decrease of $6.4 million, or 20.4%, from $31.3 million for the fiscal year ended December 28, 2002. The decline was mainly the result of our acquisition of certain franchise territories in 2003. As we continue to acquire franchises, revenue from the associated commissions will continue to decline, but the overall net impact on the business of making franchise acquisitions is accretive.

        Revenues from publications, licensing and other royalties increased 75.0%, or $15.0 million, to $35.0 million for the fiscal year ended January 3, 2004 from $20.0 million for the fiscal year ended December 28, 2002. The main components of this gain were an $8.0 million rise in magazine advertising revenues and publishing royalties, a $4.2 million increase in licensing revenue and $2.9 million higher royalties earned from our WeightWatchers.com license.

        Cost of revenues was $440.4 million for the fiscal year ended January 3, 2004, an increase of $70.1 million, or 18.9%, from $370.3 million for the fiscal year ended December 28, 2002, outpacing the 16.6% revenue growth for fiscal 2003. The resultant gross profit margin was 53.3% of sales in fiscal 2003, which was a one percentage point decrease from the 54.3% level of fiscal 2002.

        The following chart shows the change in gross profit margin for each quarter of the last two fiscal years:

	Fiscal Year 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions)
Revenues, net	$251.5	$258.8	$217.5	$216.1	$943.9
Cost of revenues	113.3	116.1	107.3	103.7	440.4

Gross profit ($)	$138.2	$142.7	$110.2	$112.4	$503.5

Gross profit (%)	55.0%	55.1%	50.7%	52.0%	53.3%

	Fiscal Year 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions)
Revenues, net	$212.5	$217.9	$189.2	$190.1	$809.7
Cost of revenues	96.0	96.0	85.6	92.6	370.2

Gross profit ($)	$116.5	$121.9	$103.6	$97.5	$439.5

Gross profit (%)	54.8%	55.9%	54.8%	51.3%	54.3%

        Gross profit for fiscal 2003 was $503.5 million, up 14.6% from $439.5 million in fiscal 2002. The change in the gross profit margin percentage for the full year 2003 as compared to 2002 resulted primarily from factors relating to the timing of our Fall 2003 NACO innovation. These included significant expenses in the third quarter 2003 relating to the nationwide innovation training meetings held with our meeting room staff, the write-off of some unused program material and the decision to keep more meetings open than we normally would have during the lower attendance summer months in anticipation of the expected increased volume due to the innovation.

        Marketing expenses increased $32.4 million, or 39.9%, to $113.6 million in the fiscal year ended January 3, 2004 from $81.2 million in the fiscal year ended December 28, 2002. During 2003, we made the decision to increase marketing to support the continuing growth of the business while specifically targeting some of our key markets. As a percentage of net revenues, marketing expenses increased from 10.0% in 2002 to 12.0% in 2003. During 2004, we expect our absolute level of marketing spending to be roughly equivalent on a local currency basis to what we spent in 2003.

        Selling, general and administrative expenses were $73.9 million for the fiscal year ended January 3, 2004, an increase of $12.6 million, or 20.6%, from $61.3 million for the fiscal year ended December 28, 2002. The main drivers of this increase were the acquisition of WW Group franchise territories, higher medical and other insurance rates and legal fees, and expenses associated with additional regulatory and compliance requirements. The impact of the dollar weakening relative to the currencies of our international subsidiaries also had the result of increasing selling, general and administrative expenses. As a percentage of revenue, selling, general and administrative expenses remained fairly consistent at 7.8% as compared to 7.6% last year.

        Operating income was $316.1 million for the fiscal year ended January 3, 2004, an increase of $19.3 million, or 6.5%, from $296.8 million for the fiscal year ended December 28, 2002. Operating income growth lagged top line revenue growth primarily due to our decision to implement major increases in marketing spending. Accordingly, our operating income margin fell in fiscal 2003 to 33.5%, from 36.7% in the prior year. The decline in gross margin from the prior year also contributed to the operating margin compression.

        Net interest charges in 2003 were down 20.3% from $42.3 million in 2002 to $33.7 million. The repurchase and retirement in the third quarter of 2003 of most of our 13% Senior Subordinated Notes and the associated refinancing of our debt, (which will be explained in more detail below) lowered our interest expense for the remainder of 2003 and beyond.

        Other expenses, net were $2.8 million for the fiscal year ended January 3, 2004 as compared to $19.0 million for the fiscal year ended December 28, 2002. Primarily as a result of the aforementioned retirement of the euro denominated portion of our 13% Senior Subordinated Notes, we saw a reduction in unrealized currency gains/losses net of hedges from a loss of $17.1 million in 2002 to a loss of $9.1 million in 2003. Additionally, in 2003 we received a $5.0 million loan repayment from our licensee, WeightWatchers.com, which we recorded as a component of other income in 2003 since the loan balance had been entirely written off by the end of fiscal 2001.

        As was mentioned above, in the third quarter of 2003, we successfully completed a tender offer and consent solicitation to purchase 96.6% of our $150.0 million USD denominated ($144.9 million) and 91.6% of our €100.0 million euro denominated (€91.6 million) 13% Senior Subordinated Notes. The consideration for the tender offer and consent solicitation was funded from cash on hand and additional borrowings under our Credit Facility, which was refinanced concurrently. We recognized expense for early extinguishment of debt of $47.4 million in the third quarter of 2003 that included tender premiums of $42.6 million, the write-off of unamortized debt issuance costs of $4.4 million and $0.4 million of fees associated with the transaction. The average interest rate on our debt declined from 9.1% at December 28, 2002 to approximately 3.7% at January 3, 2004 as a result of the refinancing.

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

        Marketing expenses increased $11.5 million, or 16.5%, to $81.2 million in the fiscal year ended December 28, 2002 from $69.7 million in the fiscal year ended December 29, 2001. Marketing expenses increased to support the continuing growth of the business. As a percentage of net revenues, marketing expenses decreased from 11.2% in 2001 to 10.0% in 2002, as we continued to leverage our marketing efforts across the growing revenue base.

        Selling, general and administrative expenses were $61.3 million for the fiscal year ended December 28, 2002, a decrease of $11.7 million, or 16.0%, from $73.0 million for the fiscal year ended December 29, 2001. As with marketing expenses, selling, general and administrative expenses in 2002 also declined as a percentage of revenues even after the exclusion of two non-recurring expenses that totaled $16.0 million from the fiscal 2001 amount. In fiscal 2001, we wrote-off a $6.2 million uncollectible receivable from a licensing agreement, and, in addition, expensed $9.8 million of goodwill amortization, a charge which is no longer required since the adoption in 2002 of SFAS Nos. 141 and 142. Excluding these two items from the year-over-year comparison, selling, general and administrative expenses rose 7.5% in absolute dollars as a result of normal increases for salaries and other expenses, and declined as a percentage of revenues from 9.1% in fiscal 2001 to 7.6% in fiscal 2002.

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

Liquidity and Capital Resources

Sources and Uses of Cash

        For the fiscal year ended January 3, 2004, cash and cash equivalents decreased $34.1 million to $23.4 million. Cash flows provided by operating activities were $233.1 million, $89.2 million higher than net income for the 2003 fiscal year. Funds used for investing and financing activities during the fiscal year totaled $271.1 million.

        Investing activities in the year used $211.6 million of cash and included $210.5 million paid in connection with the acquisition of the assets of our WW Group and Dallas/New Mexico franchises. In addition, $5.0 million was invested in capital expenditures.

        Cash used for financing activities totaled $59.5 million. We paid $60.3 million in connection with the tender offer and repurchase of our 13% Senior Subordinated Notes and the concurrent refinancing of our Credit Facility and repurchased $28.8 million of stock in accordance with our stock repurchase program that began in October 2003. These were partially offset by net proceeds of $26.6 million from additional debt borrowings arising at the time of the WW Group acquisition at the end of March 2003.

        For the fiscal year ended December 28, 2002, cash and cash equivalents increased $34.2 million to $57.5 million and cash flows provided by operating activities were $164.9 million. Funds were used primarily for investing and financing activities. Cash flows used for investing activities totaled $73.9 million and were primarily attributable to $68.1 million paid in connection with the acquisition of the assets of our North Jersey, San Diego and Eastern North Carolina franchises, and capital expenditures of $4.9 million. Net cash flows used for financing activities were $60.5 million, including debt repayments of $35.3 million on our Credit Facility, the repurchase of all $25.0 million of our outstanding preferred stock and the $1.2 million cumulative final dividend payment on our preferred stock.

        For the fiscal year ended December 29, 2001, cash and cash equivalents decreased $21.2 million, as the $121.6 million of cash flows provided by operations were used primarily for investing activities. Cash flows used for investing activities totaled $120.1 million and were primarily comprised of payments for franchise acquisitions of $84.4 million (including acquisition costs) for our Weighco franchise and $13.5 million for our Oregon franchise, loans totaling $17.3 million made to WeightWatchers.com and capital expenditures of $3.8 million. Net cash flows used for financing activities were $21.4 million and consisted primarily of proceeds from borrowings under our Credit Facility of $35.0 million, offset by the payment of $1.5 million of dividends on our preferred stock, payments of $1.0 million associated with the cost of the public equity offering, repayment of $25.8 million principal on our outstanding Credit Facility and the repurchase of 6,719,254 shares of our common stock held by Heinz for $27.1 million.

        At January 3, 2004, we had a working capital deficit of $19.5 million compared to positive working capital of $22.1 million at December 28, 2002. The change was primarily attributable to the decrease in cash of $34.1 million, timing related increases in income taxes payable of $10.7 million and accrued expenses of $2.2 million and other activity of $0.8 million. There were 53 weeks in fiscal 2003 as compared to 52 weeks in fiscal 2002, with the additional week falling in the fourth quarter of 2003. The decrease was partially offset by lower accrued interest of $6.2 million resulting from lower interest charges in the fourth quarter due to the debt refinancing completed in September 2003.

        Capital spending has averaged approximately $4.6 million annually over the last three years and has consisted primarily of leasehold improvements, furniture and equipment for meeting locations and information system expenditures.

Long-Term Debt

        Our Credit Facility consists of Term Loans, a revolving line of credit ("Revolver") and a transferable loan certificate ("TLC"). Our total debt was $469.9 million and $454.7 million at January 3, 2004 and December 28, 2002, respectively. In fiscal 2003, we successfully completed a tender offer and consent solicitation to purchase 96.6% of our $150.0 million USD denominated ($144.9 million) and 91.6% of our €100.0 million euro denominated (€91.6 million) 13% Senior Subordinated Notes. The consideration for the tender offer and consent solicitation was funded from cash on hand of $57.3 million and $227.3 million of additional borrowings under the Credit Facility, which we refinanced as follows: Term Loans B and D and the TLC in the aggregate amount of $204.7 million were repaid and replaced with a new Term Loan B in the amount of $382.9 million and a new TLC in the amount of $49.1 million. Term Loan A in the amount of $30.0 million remained in place, along with a Revolver with available borrowings of up to $45.0 million. At January 3, 2004 the total debt balance under our Credit Facility was $454.2 million, and including the balance of untendered Senior Subordinated Notes, total debt was $469.9 million. In conjunction with the tender offer, we solicited consents to eliminate substantially all of the restrictive covenants and certain default provisions in the indentures pursuant to which the Notes were issued.

        Our debt consists of both fixed and variable-rate instruments. At January 3, 2004, December 28, 2002 and December 29, 2001, fixed-rate debt constituted approximately 3.3%, 56.0% and 50.3% of our total debt, respectively. The average interest rate on our debt was approximately 3.7%, 9.1% and 8.6% at January 3, 2004, December 28, 2002 and December 29, 2001, respectively.

        The following schedule sets forth our long-term debt obligations (and interest rates).

Long-Term Debt
As of January 3, 2004

	Balance	Interest Rate
	(in millions)
EURO 100.0 million 13% Senior Subordinated Notes Due 2009	$10.6	13.00%
US $150.0 million 13% Senior Subordinated Notes Due 2009	5.1	13.00%
Term Loan A due 2005	24.4	3.04%
Term Loan B due 2009	380.9	3.56%
Transferable Loan Certificate due 2009	48.9	3.85%

Total Debt	469.9
Less Current Portion	15.6

Total Long-Term Debt	$454.3

        The Term Loan A facility, the Term Loan B facility, the TLC facility and the Revolver bear interest at a rate equal to (a) in the case of the Term Loan A facility and the Revolver, LIBOR plus 1.75% or, at our option, the alternate base rate (as defined in the Credit Facility) plus 0.75%, (b) in the case of the Term Loan B facility and the TLC, LIBOR plus 2.25% or, at our option, the alternate base rate plus 1.25%. In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at a rate equal to 0.50% per year.

        Our Credit Facility contains covenants that restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. Our Credit Facility also requires us to maintain specified financial ratios and satisfy financial condition tests.

        Our obligations under the remaining Notes ($15.7 million at January 3, 2004) are subordinate and junior in right of payment to all of our existing and future senior indebtedness, including all indebtedness under the Credit Facility. We or our affiliates, including entities related to Artal Luxembourg, may from time to time, depending on market conditions, purchase the Notes in the open market or by other means.

        In 2003, both Moody's and Standard and Poor's upgraded our credit ratings. Our credit ratings by Moody's at December 28, 2002 for the Credit Facility and Notes were "Ba1" and "Ba3," respectively. On March 20, 2003, Moody's upgraded its ratings for the Notes to "Ba2," raised our senior implied rating to "Ba1" and confirmed its "Ba1" ratings for the Credit Facility. Our credit ratings by Standard & Poor's at December 28, 2002 for the Credit Facility and Notes were "BB-" and "B," respectively. On March 11, 2003, Standard & Poor's upgraded its corporate credit and Credit Facility ratings to "BB" and upgraded its rating for the Notes to "B+." On July 24, 2003, both Standard & Poor's and Moody's confirmed these aforementioned ratings.

        In January 2004, we entered into another refinancing to move a large portion of our debt from fixed Term Loans to Revolver. This provides us with a greater degree of flexibility and the ability to more efficiently manage cash. Under the refinancing, our term loans have been reduced from $454.2 million to $150.0 million and our Revolver capacity has increased from $45.0 million to $350.0 million. To complete the refinancing, we drew down $310.0 million of the Revolver. In connection with this refinancing, we incurred expenses of approximately $3.0 million in the first quarter of 2004.

Contractual Obligations

        We are obligated under non-cancelable operating leases primarily for office and rent facilities. Rent expense charged to operations under all our leases for the fiscal year ended January 3, 2004 was approximately $17.4 million.

        The impact that our contractual obligations as of January 3, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Long-Term Debt	$469.9	$15.6	$21.8	$8.6	$423.9
Operating Leases	78.0	21.5	27.3	11.4	17.8

Total	$547.9	$37.1	$49.1	$20.0	$441.7

        Debt obligations due to be repaid in the 12 months following January 3, 2004 are expected to be satisfied with operating cash flows. We believe that cash flows from operating activities, together with borrowings available under our Revolver, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

Acquisitions

        On March 30, 2003, we completed the acquisition of certain assets of eight of the 15 franchises of the WW Group for a purchase price of $180.7 million. The acquisition was financed through cash and additional borrowings of $85 million.

        On November 30, 2003, we completed the acquisition of our Dallas and New Mexico franchises for a purchase price of $27.2 million. The acquisition was financed through cash from operations.

        On January 18, 2002, we completed the acquisition of our North Jersey franchise for a purchase price of $46.5 million. The acquisition was financed through additional borrowings under our Credit Facility, which were subsequently repaid by the end of the second quarter of 2002.

        On July 2, 2002, we completed the acquisition of our San Diego franchise for a purchase price of $11.0 million. The acquisition was financed through cash from operations.

        On September 1, 2002, we completed the acquisition of our eastern North Carolina franchise for a purchase price of $10.6 million. The acquisition was financed through cash from operations.

        On January 16, 2001, we acquired the franchise territories and certain business assets of Weighco for $83.8 million. We financed the acquisition with available cash of $23.8 million and additional borrowings of $60.0 million under our Credit Facility.

Stock Transactions

        On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding stock. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Luxembourg or its affiliates under the program. During the fourth quarter of 2003, we purchased 784,000 shares of stock in the open market for a total of $28.8 million.

        As of December 29, 2001, we had one million shares of Series A Preferred Stock issued and outstanding with a preference value of $25.0 million. Holders of the Series A Preferred Stock were entitled to receive dividends at an annual rate of 6% payable annually in arrears. On March 1, 2002, we redeemed all of our Series A Preferred Stock held by Heinz for a redemption price of $25.0 million plus accrued and unpaid dividends. The redemption was financed through additional borrowings of $12.0 million under the Credit Facility and cash from operations.

Factors Affecting Future Liquidity

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

Recently Issued Accounting Standards

        In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R, "Consolidation of Variable Interest Entities," ("FIN 46R"). FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R identifies when entities must be consolidated with the financial statements of a company where the investors in an entity do not have the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The provisions of this interpretation are effective for us beginning the first quarter of fiscal 2004.

        We have evaluated our relationship with our franchisees and based on this guidance, determined they are not variable interest entities and therefore will not be consolidated with our results. We are in the process of assessing our relationship with our licensee, WeightWatchers.com, with respect to FIN 46R. We have not reached a conclusion on this matter. Should we conclude that WeightWatchers.com is a variable interest entity meeting the requirements of FIN 46R we would be required to consolidate it. As of December 31, 2003, WeightWatchers.com had total assets of $21.1 million, total stockholders' deficit of $23.0 million, and an accumulated deficit of $27.0 million. For the year ended December 31, 2003, WeightWatchers.com had net income of $5.4 million.

Forward-Looking Statements

        Certain statements in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain not only historical information, but also forward-looking statements regarding expectations for our future performance. Forward-looking statements involve risk and uncertainty. Please see "Cautionary Notice Regarding Forward-Looking Statements" on pages 11-12 of this Annual Report on Form 10-K for a discussion of factors which could cause our future results to differ from current expectations.

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

        Based on the overall interest rate exposure on our fixed rate borrowings at January 3, 2004, a 10% change in market interest rates would have less than a 5% impact on the fair value of our long-term debt. Based on variable rate debt levels at January 3, 2004, a 10% change in market interest rates would have less than a 5% impact on our net interest expense.

        Other than inter-company transactions between our domestic and foreign entities and the remaining portion of our Senior Subordinated Notes that are denominated in euros, we generally do not have significant transactions that are denominated in a currency other than the functional currency applicable to each entity.

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

        We use foreign currency forward contracts to more properly align the underlying sources of cash flow with our debt servicing requirements. At January 3, 2004, we had a long-term foreign currency forward contract receivable with a notional amount of €8.4 million (approximately $10.6 million), offset by a foreign currency forward contract payable with a notional amount of $9.2 million.

Item 8.    Financial Statements and Supplementary Data

        This information is incorporated by reference to the "Consolidated Financial Statements and Notes" on pages F-1 through F-40, together with the report thereon of PricewaterhouseCoopers LLP on page F-41.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 3, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

        In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended January 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Executive Officers and Directors of the Company

        Set forth below are the names, ages as of January 3, 2004 and current positions with us and our subsidiaries of the executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of the directors.

Name	Age	Position
Linda Huett	59	President and Chief Executive Officer, Director
Richard McSorley	59	Chief Operating Officer, NACO
Scott R. Penn	32	Vice President, Australasia
Ann M. Sardini	53	Vice President, Chief Financial Officer
Robert W. Hollweg	61	Vice President, General Counsel and Secretary
Melanie Stubbing	42	Vice President of Operations, United Kingdom
Maurice Kelly	45	Vice President of Strategy & Operations, Continental Europe
Raymond Debbane(1)	48	Chairman of the Board
Philippe J. Amouyal(4)	45	Director
Jonas M. Fajgenbaum	31	Director
Sacha Lainovic(1)	47	Director
Christopher J. Sobecki	45	Director
Sam K. Reed(2)(3)	56	Director
Marsha Johnson Evans(2)(3)	56	Director
John F. Bard(2)(4)	62	Director

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

        Melanie Stubbing.    Ms. Stubbing has served as our Vice President of Operations—United Kingdom since December 2003. Ms. Stubbing has more than 16 years experience working with strong consumer brands, including her most recent position running the UK-based toy, game and trading card operations for Hasbro, Inc., a position she held from January 2002 to November 2003. From November 2000 to January 2002, Ms. Stubbing was the Vice President-Europe for WeightWatchers.com, Inc. Prior to joining WeightWatchers.com, Ms. Stubbing was Managing Director, Hedstrom, U.K. from August 1998 to October 2000, and from July 1989 to July 1998 she held various marketing positions at Mattel UK Ltd., including Group Marketing Director.

        Maurice Kelly.    Mr. Kelly has served as our Vice President of Strategy and Operations-Continental Europe since November 2003. Mr. Kelly has more than 20 years experience in operations management and strategic business development spanning a number of consumer-oriented businesses. Prior to joining us, Mr. Kelly was Chief Executive of Esporta plc, an operator of luxury health and fitness clubs located in the UK, Spain and Sweden, and at easyEverything, a chain of Internet Cafes. Mr. Kelly held positions in operations management of the Granada Group, and in retail management at Primark and the Burton Group.

        Raymond Debbane.    Mr. Debbane has been our Chairman of the Board of Directors since our acquisition by Artal Luxembourg on September 29, 1999. Mr. Debbane is a co-founder and President of The Invus Group, LLC. Prior to forming The Invus Group in 1985, Mr. Debbane was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American University of Beirut. Mr. Debbane is a director of Artal Group S.A., Ceres, Inc. and the Chairman of the Board of Directors of Financial Technologies International, Inc. Mr. Debbane is also the Chairman of the Board of Directors of WeightWatchers.com, Inc. and served as a director of Keebler Foods Company from 1996 to 1999.

        Philippe J. Amouyal.    Mr. Amouyal was elected a director of our company in November 2002. Mr. Amouyal is a Managing Director of The Invus Group, LLC, which he joined in 1999. Previously, Mr. Amouyal was a Vice President and director of The Boston Consulting Group, Inc. in Boston, MA. He holds an M.S. in engineering and a DEA in Management from Ecole Centrale de Paris and was a Research Fellow at the Center for Policy Alternatives of the Massachusetts Institute of Technology. Mr. Amouyal is a director of WeightWatchers.com, Inc., Financial Technologies International, Inc., Metamarix, Inc., Entopia, Inc. and Unwired Group Limited.

        Jonas M. Fajgenbaum.    Mr. Fajgenbaum has been a director of our company since our acquisition by Artal Luxembourg on September 29, 1999. Mr. Fajgenbaum is a Managing Director of The Invus Group, LLC, which he joined in 1996. Prior to joining The Invus Group, LLC, Mr. Fajgenbaum was a consultant for McKinsey & Company in New York from 1994 to 1996. He graduated with a B.S. from the Wharton School of Business and a B.A. in Economics from the University of Pennsylvania in 1994.

        Sacha Lainovic.    Mr. Lainovic has been a director of our company since our acquisition by Artal Luxembourg on September 29, 1999. Mr. Lainovic is a co-founder and Executive Vice President of The Invus Group, LLC Prior to forming The Invus Group, LLC in 1985, Mr. Lainovic was a manager and consultant for the Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business and an M.S. in engineering from Insa de Lyon in Lyon, France. Mr. Lainovic is a director of WeightWatchers.com, Inc., Financial Technologies International, Inc. and Unwired Australia Pty Limited, and also served as a director of Keebler Foods Company from 1996 to 1999.

        Christopher J. Sobecki.    Mr. Sobecki has been a director of our company since our acquisition by Artal Luxembourg on September 29, 1999. Mr. Sobecki, a Managing Director of The Invus Group, LLC, joined the firm in 1989. He received an M.B.A. from Harvard Business School. He also obtained a B.S. in Industrial Engineering from Purdue University. Mr. Sobecki is a director of WeightWatchers.com, Inc., Financial Technologies International, Inc. and iLife, Inc. He also served as a director of Keebler Foods Company from 1996 to 1998.

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

        Marsha Johnson Evans.    Ms. Evans has been a director of our company since February 2002. Ms. Evans is currently President and Chief Executive Officer of the American Red Cross, the preeminent humanitarian organization in the United States, and previously served as the National Executive Director of Girl Scouts of the U.S.A. A retired Rear Admiral in the United States Navy, Ms. Evans has served as superintendent of the Naval Postgraduate School in Monterey, California and headed the Navy's worldwide recruiting organization from 1993 to 1995. She is currently a director of the May Department Stores Company, AutoZone, Inc. and numerous nonprofit boards. Ms. Evans received an A.B. from Occidental College and a Master's Degree from the Fletcher School of Law and Diplomacy at Tufts University.

        John F. Bard.    Mr. Bard has been a director since November, 2002. Since 1999, he has been a director of the Wm. Wrigley Jr. Company, where he served as Executive Vice President from 1999 to 2000, Senior Vice President from 1990-1999, and at the same time serving as Chief Financial Officer from 1990 until his retirement from management in 2000. He began his business career with The Procter & Gamble Company in financial management. He subsequently was Group Vice President and Chief Financial Officer and a director of The Clorox Company and later President and a director of Tambrands, Inc., prior to joining Wrigley. Mr. Bard holds a B.S. in Business from Northwestern University and an M.B.A. in Finance from the University of Cincinnati. In addition to Wrigley, he also serves as a director of Sea Pines Associates, Inc.

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

  Class 3 Directors (term expiring in 2004)

      Linda Huett
      Sam K. Reed
      Philippe J. Amouyal

  Class 1 Directors (term expiring in 2005)

      Raymond Debbane
      Jonas M. Fajgenbaum
      John F. Bard

  Class 2 Directors (term expiring in 2006)

      Sacha Lainovic
      Christopher J. Sobecki
      Marsha Johnson Evans

Committees of the Board of Directors

        The standing committees of our Board of Directors consist of an Audit Committee and a Compensation and Benefits Committee.

Audit Committee

        We have an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the "Exchange Act"). The members of the Audit Committee are Sam K. Reed, Marsha Johnson Evans and John F. Bard.

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

  •
  to prepare an annual performance evaluation of the Audit Committee;

  •
  to establish and maintain procedures for the receipt, retention and treatment of complaints received by us, from any source, regarding accounting, internal accounting controls or auditing matters and from our employees for the confidential anonymous submission of concerns regarding questionable accounting or auditing matters;

  •
  to assist the Board of Directors in its oversight of the integrity of our financial statements;

  •
  to review our annual and quarterly financial statements prior to their filing or prior to the release of earnings;

  •
  to oversee the performance of the independent auditors and to retain or terminate the independent auditors and approve all audit and non-audit engagement fees and terms; and

  •
  to review at least annually, the qualifications, performance and independence of the independent auditors.

        The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.

        Our Board of Directors has determined that each of the Audit Committee members, Sam K. Reed, Marsha Johnson Evans and John F. Bard, is a financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent under applicable listing standards of the New York Stock Exchange, Rule 10A-3 under the Exchange Act.

Compensation and Benefits Committee

        The principal duties of the compensation and benefits committee are as follows:

  •
  to review key employee compensation policies, plans and programs;

  •
  to monitor performance and compensation of our employee-director, officers and other key employees;

  •
  to prepare recommendations and periodic reports to the Board of Directors concerning these matters; and

  •
  to function as the committee that administers the incentive programs referred to in "Executive Compensation" below.

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

        Total compensation is comprised of a base salary plus both cash and non-cash incentive compensation, and is based on our financial performance and other factors, and is delivered through a combination of cash and equity-based awards. This approach results in overall compensation levels that follow our financial performance.

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

Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics for our officers, including our principal executive officer, principal financial officer and controller, principal accounting officer and persons performing similar functions, and our employees and directors.

        Shareholders may request a free copy of the Code of Business Conduct and Ethics from:

      Weight Watchers International
      Attn: Investor Relations
      175 Crossways Park West
      Woodbury, NY 11797
      (516) 390-1400

        Any amendment of our Code of Business Conduct and Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer and controller, principal accounting officer or persons performing similar functions will be disclosed on our website within 5 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

Section 16(a) Beneficial Ownership Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the Securities and Exchange Commission to furnish us with copies of all such filings. Based on our review of the copies of such filings received by us with respect to the fiscal year ended January 3, 2004 and written representations from certain Reporting Persons, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended January 3, 2004. However, one late Form 3 was filed by Westend S.A. to report its indirect beneficial ownership of more than 10% of our common stock through its acquisition of Artal Group S.A.

Item 11.    Executive Compensation

        The following table sets forth for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 the compensation paid to our President and Chief Executive Officer and to each of the next four most highly compensated executive officers whose total annual salary and bonus was in excess of $100,000.

Summary Compensation Table

Long-term Compensation Awards, Securities Underlying Options (No. Awarded) Weight Watchers Int'l
Twelve Month Period Compensation
Name and principal position	Twelve Months Ended						All Other Compensation(3)
		Salary		Bonus
Linda Huett President and Chief Executive Officer	January 3, 2004 December 28, 2002 December 29, 2001	$ $ $	301,868 281,076 250,016	$ $ $	197,000 399,421 425,027	40,000 — —	$ $ $	65,509 55,907 93,497
Ann M. Sardini(1) Vice President, Chief Financial Officer	January 3, 2004 December 28, 2002	$ $	245,662 155,488	$ $	161,000 152,932	20,000 100,000	$ $	44,844 59,215
Richard McSorley Chief Operating Officer, NACO	January 3, 2004 December 28, 2002 December 29, 2001	$ $ $	230,524 215,078 192,534	$ $ $	104,000 215,239 252,034	20,000 — 282,322	$ $ $	53,310 43,891 17,579
Clive Brothers(2) Chief Operating Officer, Europe	January 3, 2004 December 28, 2002 December 29, 2001	$ $ $	245,698 212,463 183,593	$ $ $	151,014 130,432 207,651	20,000 — —	$ $ $	44,117 23,235 30,872
Robert W. Hollweg Vice President, General Counsel and Secretary	January 3, 2004 December 28, 2002 December 29, 2001	$ $ $	189,801 172,998 157,245	$ $ $	85,800 177,226 198,058	10,000 — —	$ $ $	45,500 37,336 51,705
Scott R. Penn Vice President, Australasia	January 3, 2004 December 28, 2002 December 29, 2001	$ $ $	195,665 139,441 117,711	$ $ $	57,562 62,188 94,350	10,000 — —	$ $ $	42,010 10,900 25,759

(1)
Ms. Sardini joined us on April 25, 2002 and therefore her compensation for 2002 only includes approximately eight months.

(2)
Mr. Brothers resigned as an executive officer effective October 8, 2003.

(3)
For the fiscal year ended January 3, 2004, these figures include amounts contributed under our 401(k) savings plan and our non-qualified executive profit sharing plan of $42,077 for Ms. Huett, $23,857 for Mr. Hollweg, $21,001 for Ms. Sardini, and $26,746 for Mr. McSorley. Also included are contributions to the U.K. Pension Plan of $22,113 for Mr. Brothers, and contributions to the Australasia Pension Plan of $27,393 for Mr. Penn, as well as auto lease expense for named executives.

        In December 1999, our Board of Directors adopted our 1999 Stock Purchase and Option Plan under which selected employees are afforded the opportunity to purchase shares of our common stock and/or were granted options to purchase shares of our common stock. The number of shares available for grant under this plan is 7,058,040 shares of our authorized common stock.

        The following table sets forth information regarding options granted during the fiscal year ended January 3, 2004 to the named executive officers under our stock purchase and option plan.

Option Grants
For the Fiscal Year Ended January 3, 2004

Individual Grants

Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year Ended January 3, 2004(2)	Exercise or Base Price (per share)	Expiration Date	Grant Date Present Value(3)
Linda Huett	40,000	7%	$42.27	January 13, 2008	$638,444
Ann M. Sardini	20,000	4%	$42.27	January 13, 2008	$319,222
Richard McSorley	20,000	4%	$42.27	January 13, 2008	$319,222
Clive Brothers	20,000	4%	$42.27	January 13, 2008	$319,222
Robert Hollweg	10,000	2%	$42.27	January 13, 2008	$159,611
Scott R. Penn	10,000	2%	$42.27	January 13, 2008	$159,611

(1)
Options were granted during the fiscal year ended January 3, 2004 under the terms of our option plan. None of these options were exercised under the plan during the fiscal year ended January 3, 2004. Options are exercisable based on vesting provisions outlined in the option agreement.

(2)
Percentages of total options granted are based on total grants made to all employees during the fiscal year ended January 3, 2004.

(3)
The estimated grant dates present value is determined using the Black-Scholes model. The adjustments and assumptions incorporated in the Black-Scholes model in estimating the value of the grants include the following: (a) the exercise price of the options equals the fair market value of the underlying stock on the date of grant; (b) an option term of 5.0 years; (c) dividend yield of 0% and volatility of 37.4% and (d) a risk free interest rate of 3.2%. The ultimate value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of our common stock over the exercise price of the option.

        Under our 1999 Stock Purchase and Option Plan, we have the ability to grant stock options, restricted stock, stock appreciation rights and other stock-based awards. Generally, stock options granted under this plan vest and become exercisable in annual increments over five years with respect to one-third of options granted, and the remaining two-thirds of the options vest on the ninth anniversary of the date the options were granted, subject to accelerated vesting upon our achievement of certain performance targets. For each year prior to and including 2003, these performance targets have been met. All new options granted in 2003 under this plan vest and become exercisable in annual increments over one to five years and are not subject to performance targets. In any event, the options become fully vested upon the occurrence of a change in control of our company.

        In April 2000, our Board of Directors adopted the WeightWatchers.com Stock Incentive Plan pursuant to which selected employees were granted options to purchase shares of WeightWatchers.com common stock. The number of shares available for grant under this plan is 400,000 shares of authorized common stock of WeightWatchers.com. No options were granted during the fiscal year ended January 3, 2004 to the named executive officers under the WeightWatchers.com Stock Incentive Plan.

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

        The following tables set forth the number and value of securities underlying unexercised options held by each of our executive officers listed on the Summary Compensation Table above as of January 3, 2004. None of our executive officers exercised any WeightWatchers.com options and they do not have any stock appreciation rights.

	Aggregated Options Values as of January 3, 2004
	Fiscal Year Ended January 3, 2004 Shares		Number of Weight Watchers Securities Underlying Unexercised Options at January 3, 2004		Value of Weight Watchers Unexercised In-The-Money Options at January 3, 2004
Name	Acquired in Exercise (#)	Value Realized	Exercisable (#)	Unexercisable (#)	Exercisable	Unexercisable
Linda Huett	105,000	$4,106,433	263,195	95,288	$9,700,052	$2,037,639
Ann M. Sardini	—	—	20,000	100,000	$53,200	$212,800
Richard McSorley	33,562	$1,240,126	132,891	123,519	$4,643,544	$3,617,213
Clive Brothers	126,000	$4,428,410	98,679	57,643	$3,636,815	$1,387,333
Robert W. Hollweg	91,000	$3,558,909	153,679	47,643	$5,663,840	$1,387,333
Scott R. Penn	65,875	$2,551,668	42,348	47,643	$1,560,736	$1,387,333
	Number of WeightWatchers.com Securities Underlying Unexercised Options at January 3, 2004		Value of WeightWatchers.com In-The-Money Options at January 3, 2004(*)		Number of Heinz Securities Underlying Unexercised Options at January 3, 2004		Value of Heinz In-The-Money Options at January 3, 2004
Name
	Exercisable (#)	Unexercisable (#)	Exercisable	Unexercisable	Exercisable (#)	Unexercisable (#)	Exercisable	Unexercisable
Linda Huett	9,961	1,424	N/A	N/A	40,000	—	—	—
Ann M. Sardini	—	—	—	—	—	—	—	—
Richard McSorley	—	—	—	—	—	—	—	—
Clive Brothers	9,961	1,424	N/A	N/A	40,000	—	—	—
Robert W. Hollweg	9,961	1,424	N/A	N/A	—	—	—	—
Scott R. Penn	9,961	1,424	N/A	N/A	—	—	—	—

(*)
The value of WeightWatchers.com options are not currently calculable as the underlying securities are not publicly traded.

Director Compensation

        Our executive director and our directors who are associated with The Invus Group do not receive compensation. Mr. Reed, Ms. Evans and Mr. Bard will receive (1) annual compensation in the amount of $30,000, paid quarterly, half in cash and half in our common stock; (2) $1,000 per Audit Committee meeting; (3) options for 2,000 shares of our common stock per year, with the second grant on February 6, 2003 for Mr. Reed and Ms. Evans and November 12, 2003 for Mr. Bard, at an exercise price equal to the closing price of our common stock on the day that the options are granted, the options have a five year life and vest one year after the grant date; and (4) reimbursement of reasonable out-of-pocket expenses associated with a director's role on the Board of Directors.

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

Continuity Agreements

Purpose; Covered Executives

        The Board of Directors has determined that it is in the best interests of our stockholders to reinforce and encourage the continued attention and dedication of our key executives to their duties with us, without personal distraction or conflict of interest in circumstances that could arise in connection with any change of ownership or control of the Company. Therefore, in October 2003, we entered into continuity agreements with the following executives: Linda Huett, Ann Sardini, Robert Hollweg, and certain other executive officers. These agreements contain terms that are substantially similar to each other, except where described below.

Term of Agreements

        These agreements have an initial term of three years from the date of execution, and continue to renew annually thereafter unless either party provides 180-day advance written notice to the other party that the term of the agreement will not renew. However, upon the occurrence of a "change in control" (as defined in the agreements), the term of the agreement may not terminate until the second anniversary of the date of the change of ownership or control of the Company.

Severance Payments and Benefits

        If, within two years following a change of ownership or control of the Company, an executive's employment is terminated without cause by us or for good reason by the executive (as such terms are defined in the agreements), the following executives will receive the following payments and benefits:

  •
  Ms. Huett, Ms. Sardini and Mr. Hollweg are entitled to receive the following:

  (i)
  A lump sum cash payment equal to three times the sum of (x) the executive's annual base salary on the date of the change in control (or, if higher, the annual base salary in effect immediately prior to the giving of the notice of termination) and (y) the executive's target annual bonus (the "target bonus") in respect of the fiscal year of the Company (a "fiscal year") in which the termination occurs (or, if higher, the average annual bonus actually earned by the executive in respect of the three full fiscal years prior to the year in which the notice of termination is given) under our bonus plan;

  (ii)
  A lump sum cash payment equal to the sum of (w) the executive's unpaid base salary and vacation days accrued through the date of termination, (x) the unpaid portion, if any, of bonuses previously earned by the executive pursuant to our bonus plan, (y) in respect of the fiscal year in which the date of termination occurs, the higher of (i) the pro rata portion of the executive's target bonus and (ii) if we are exceeding the performance targets established under our bonus plan for such fiscal year as of the date of termination, the executive's actual annual bonus payable under our bonus plan based upon such achievement (this pro rata portion in either case calculated from January 1 of such year through the date of termination) (the "pro rata bonus"), and (z) any other compensation previously deferred (excluding qualified plan deferrals by the executive under or into our benefit plans);

  (iii)
  Continued medical, dental, vision, and life insurance coverage (excluding accidental death and disability insurance) ("welfare benefit coverage") for the executive and the executive's eligible dependents or, to the extent welfare benefit coverage is not commercially available, such other welfare benefit coverage reasonably acceptable to the executive, on the same basis as in effect prior to the executive's termination, for a period ending on the earlier of (x) the third anniversary of the date of termination (this period, the "continuation period") and (y) the commencement of comparable welfare benefit coverage by the executive with a subsequent employer;

  (iv)
  Continued provision of the perquisites the executive enjoyed prior to the date of termination for a period ending on the earlier of (x) the end of the continuation period and (y) the receipt by the executive of comparable perquisites from a subsequent employer;

  (v)
  Immediate 100% vesting of all outstanding stock options, stock appreciation rights, phantom stock units and restricted stock granted or issued by us prior to, on or upon the change in control (to the extent not previously vested on or following the change in control);

  (vi)
  Additional Company contributions to our qualified defined contribution plan and any other retirement plans in which the executive participated prior to the date of termination during the continuation period; provided, however, that where such contributions may not be provided without adversely affecting the qualified status of such plan or where such contributions are otherwise prohibited by any such plans, the executive shall instead receive an additional lump sum payment equal to the contributions that would have been made during the continuation period if the executive had remained employed with us during such period;

  (vii)
  All other accrued or vested benefits in accordance with the terms of any applicable Company plan, which vested benefits shall include the executive's otherwise unvested account balances in our qualified defined contribution plan, which shall become vested as of the date of termination; and

  (viii)
  If requested by the executive, outplacement services will be provided by a professional outplacement provider selected by the executive at a cost to us of not more than $30,000.

  •
  Certain other executive officers are entitled to receive all of the same payments and benefits described above, with the following differences:

  •
  the severance multiple in clause (i) above is reduced to two;

  •
  the period of time during which welfare benefit coverage is provided as described in clause (iii) above, and which perquisites are provided as described in clause (iv) above, is reduced to the earlier of (x) the second anniversary of the date of termination of employment and (y) the commencement of comparable welfare benefit coverage and perquisites, respectively, by the executive with a subsequent employer;

    •
    the contributions made by us into our qualified defined contribution plan and any other retirement plans in which the executives participated (or lump sum payments in respect thereof), as described in clause (vi) above, will only be in respect of the same period in respect of which comparable welfare benefit coverage is provided, as described in clause (b) above; and

    •
    the cost of outplacement services provided to the executives as described in clause (viii) above shall not be more than $15,000.

Excess Parachute Payment Excise Taxes

        If (i) it is determined that the payments and benefits provided under the agreements or otherwise in the aggregate (a "parachute payment") would be subject to the excise tax imposed under the U.S. Internal Revenue Code, and the aggregate value of the parachute payment exceeds a certain threshold amount, calculated under the U.S. Internal Revenue Code (the "base amount") by 5% or less, then (ii) the parachute payment will be reduced to the extent necessary so that the aggregate value of the parachute payment is equal to an amount that is less than such threshold amount; provided, however, that if the aggregate value of the parachute payment exceeds the threshold amount by more than 5%, then the executive will be entitled to receive an additional payment or payments in an amount such that, after payment by the executive of all taxes (including any interest or penalties imposed with respect to such taxes), including any excise tax, imposed upon this payment, the executive retains an amount equal to the excise tax imposed upon the parachute payment.

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

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after January 3, 2004 are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other shareholder.

        Our capital stock consists of common stock and preferred stock. As of January 3, 2004, there were 106,348,094 shares of our common stock outstanding and zero (0) shares of our preferred stock outstanding.

	As of January 3, 2004
Name of Beneficial Owner
	Shares	Percent
Artal Luxembourg(1)	59,772,567	56.2%
Artal Participations & Management S.A.(1)	4,493,258	4.2%
Linda Huett(2)(3)	357,403	*
Richard McSorley(2)(3)	212,733	*
Clive Brothers(2)(6)	259,787	*
Scott R. and Nicola Penn(2)(3)(4)	344,423	*
Ann M. Sardini(2)(3)	20,000	*
Robert W. Hollweg(2)(3)	251,313	*
Melanie Stubbing(2)	—	*
Maurice Kelly(2)	—	*
Raymond Debbane(2)(5)	—	*
Marsha Johnson Evans(2)(3)	4,708	*
Jonas M. Fajgenbaum(2)	—	*
Sacha Lainovic(2)	—	*
Sam K. Reed(2)(3)	14,708	*
John F. Bard(2)(3)	4,426	*
Christopher J. Sobecki(2)	—	*
Philippe Amouyal(2)	—	*
All directors and executive officers as a group (15 people)(3)	1,209,714	1.1%

*
Less than 1.0%

(1)
Artal Luxembourg and Artal Participations and Management may be contacted at 105, Grand-Rue, L-1661 Luxembourg, Luxembourg. The parent entity of Artal Luxembourg is Artal International. The parent entity of Artal International is Artal Group. The parent entity of Artal Group is Westend S.A. The parent entity of Artal Participations and Management is Artal Services N.V., a Belgian company. The parent entity of Artal Services is Artal International. The address of Westend, Artal Group and Artal International is the same as the address of Artal Luxembourg. The address of Artal Services is Woluwedal, 28 B-1932 St. Stevens—Woluwe Belgium.

(2)
Our executive officers and directors may be contacted c /o Weight Watchers International, Inc., 175 Crossways Park West, Woodbury, New York, 11797.

(3)
Includes shares subject to purchase upon exercise of options exercisable within 60 days after January 3, 2004, as follows: Ms. Huett 263,195 shares; Ms. Sardini 20,000 shares; Mr. and Ms. Penn 42,348 shares; Mr. Hollweg 153,679 shares; Mr. McSorley 151,713 shares; Mr. Reed 4,000; Ms. Evans 4,000 shares; and Mr. Bard 2,000 shares.

(4)
With respect to Mr. Penn, includes 78,583 shares of our common stock held by Mr. Scott Penn's spouse, Nicola Penn.

(5)
Mr. Debbane is also a director of Artal Group. Artal Group is the parent entity of Artal International, which is the parent entity of Artal Luxembourg. Artal International is the parent entity of Artal Services, which is the parent entity of Artal Participations and Management. Mr. Debbane disclaims beneficial ownership of all shares owned by Artal Luxembourg and Artal Participations and Management.

(6)
Includes 98,679 shares subject to purchase upon exercise of options exercisable within 60 days after January 3, 2004. Mr. Brothers resigned as an executive officer effective October 8, 2003.

        The following table summarizes our equity compensation plan information as of January 3, 2004.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	4,500,842	$8.19	827,029
Equity compensation plans not approved by security holders	—	—	—

Total	4,500,842	$8.19	827,029

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

WeightWatchers.com Note

        On September 10, 2001, we amended and restated our loan agreement with WeightWatchers.com, increasing the aggregate commitment thereunder to $34.5 million. The note bears interest at 13% per year, beginning on January 1, 2002, which interest, except as set forth below, is paid semi-annually starting on March 31, 2002. All principal outstanding under this note is payable in six semi-annual installments, starting on March 31, 2004. The note may be prepaid at any time in whole or in part, without penalty. In 2003, we received a $5.0 million early loan payment from WeightWatchers.com, which reduced the principal balance outstanding to $29.5 million at January 3, 2004. As WeightWatchers.com is an equity investee, and we have been the only entity providing funding through fiscal year 2001, we reduced our loan receivable balances by 100% of WeightWatchers.com's losses. Additionally, the remaining loan receivable balances were reviewed for impairment on a quarterly basis and, accordingly, during fiscal 2001 we recorded a full valuation allowance against the remaining balances.

WeightWatchers.com Warrant Agreements

        Under the warrant agreements that we entered into with WeightWatchers.com, we have received warrants to purchase an additional 6,394,997 shares of WeightWatchers.com's common stock in connection with the loans that we made to WeightWatchers.com under the note described above. These warrants will expire from November 24, 2009 to September 10, 2011 and may be exercised at a price of $7.14 per share of WeightWatchers.com's common stock until their expiration. We own 19.9% of the outstanding common stock of WeightWatchers.com, or approximately 37% on a fully diluted basis (including the exercise of all options and all the warrants we own in WeightWatchers.com).

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

        Beginning in January 2002, WeightWatchers.com began paying us a royalty of 10% of the net revenues it earns through its online activities. For fiscal 2003 and 2002, we earned royalties of $7.1 million and $4.2 million, respectively.

        We retain exclusive ownership of all of the trademarks and materials that we license to WeightWatchers.com and of the derivative works created by WeightWatchers.com.

        All of the rights granted to WeightWatchers.com in the license agreement are subject to our pre-existing agreements with third parties, including franchisees.

        The license agreement provides us with control over the use of our intellectual property. In particular, we have the right to approve WeightWatchers.com's e-commerce activities, any materials, sublicenses, communication to consumers, products, privacy policy, marketing programs, and materials publicly displayed on the Internet. These controls are designed to protect the value of our intellectual property.

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

        We are required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses. In fiscal 2003 and 2002, service fees incurred by us to WeightWatchers.com were $2.0 million and $1.9 million, respectively.

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

Nellson Co-Pack Agreement

        We entered into an agreement with Nellson Nutraceutical, a former subsidiary of Artal Luxembourg, to purchase snack bar and powder products manufactured by Nellson Nutraceutical for sale at our meetings. On October 4, 2002, Nellson Nutraceutical was sold by Artal Luxembourg and at such time, Nellson Nutraceutical was no longer considered a related party. Under the agreement, Nellson Nutraceutical agreed to produce sufficient snack bar products to fill our purchase orders within 30 days of Nellson Nutraceutical's receipt of these purchase orders, and we are not bound to purchase a minimum quantity of snack bar products. We purchased $24.4 million, and $18.7 million, respectively, of products from Nellson Nutraceutical during the fiscal years ended December 28, 2002 and December 29, 2001, respectively. The term of the agreement runs through December 31, 2004, and we have the option to renew the agreement for successive one-year periods by providing written notice to Nellson Nutraceutical.

Item 14.    Principal Accounting Fees and Services

        Aggregate fees for professional services rendered for us by PricewaterhouseCoopers LLP ("PwC") as of or for the years ended January 3, 2004 and December 28, 2002:

	2003	2002
Audit Fees(1)	$942,195	$862,365
Audit-Related Fees(2)	286,169	181,410
Tax Fees(3)	331,390	416,657
All Other Fees(4)	68,580	102,510

Total	$1,628,334	$1,562,942

(1)
Audit fees for the years ended January 3, 2004 and December 28, 2002, respectively, were for professional services rendered for the audits of our consolidated financial statements, statutory audits, and assistance with review of documents filed with the U.S. Securities and Exchange Commission.

(2)
Audit related fees as of the years ended January 3, 2004 and December 28, 2002 were for services related to audits in connection with acquisitions, employee benefit and franchise profit sharing plans.

(3)
Tax fees as of the years ended January 3, 2004 and December 28, 2002, respectively, were primarily for services related to tax compliance.

(4)
All other fees as of the years ended January 3, 2004 and December 28, 2002 were for services rendered for employee benefit plan advisory services.

        All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by PwC was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The Audit Committee's Audit and Non-Audit Services Pre-Approval Policy provides for pre-approval of audit, audit-related and tax services by category so long as such services are specifically described to the Committee on an annual basis (e.g., in the engagement letter) ("general pre-approval"). In addition, individual engagements that have not received general pre-approval and/or are anticipated to exceed pre-established thresholds must be separately approved in advance on a case-by-case basis ("specific pre-approval"). The Audit Committee is mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services and may choose to determine, for a particular year, the appropriate ratio between the total amount of fees for Audit, Audit-related and Tax services and the total amount of fees for certain permissible non-audit services classified as All Other services. The policy authorizes the Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. In its Audit and Non-Audit Services Pre-Approval Policy, the Committee delegated specific pre-approved authority to its chairperson, provided that the estimated fee for any such proposed pre-approved service does not exceed $50,000.

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

(b)
Reports on Form 8-K

        On October 14, 2003, the Company filed a report on Form 8-K dated October 9, 2003 related to the authorization of a program to repurchase up to $250 million of the Company's outstanding common stock.

        On November 5, 2003, the Company furnished a report on Form 8-K dated November 5, 2003 related to the results of its third fiscal quarter ended September 27, 2003. Under the Form 8-K, the Company furnished (not filed) pursuant to Item 12 under Item 7 the press release entitled "Weight Watchers Reports 2003 Third Quarter and Nine Month Results" related to the results of its third fiscal quarter ended September 27, 2003.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
COVERED BY REPORT OF INDEPENDENT AUDITORS
ITEMS 15(a) 1&2

Pages
Consolidated Balance Sheets at January 3, 2004 and December 28, 2002	F-2
Consolidated Statements of Operations for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001	F-3
Consolidated Statements of Changes in Shareholders' Equity (Deficit), for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001	F-4
Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001	F-5
Notes to Consolidated Financial Statements	F-6
Report of Independent Auditors	F-41
Schedule II—Valuation and Qualifying Accounts and Reserves for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001	F-42
All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	January 3, 2004	December 28, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,442	$57,530
Receivables (net of allowances: January 3, 2004–$1,026 and December 28, 2002–$707)	18,545	19,106
Inventories, net	39,110	38,583
Prepaid expenses	29,724	25,700
Deferred income taxes	3,804	4,222

TOTAL CURRENT ASSETS	114,625	145,141
Property and equipment, net	15,747	12,490
Notes and other receivables	222	243
Franchise rights acquired	496,261	284,815
Goodwill	23,779	23,384
Trademarks and other intangible assets	2,454	2,353
Deferred income taxes	109,799	128,231
Deferred financing costs, net	4,583	7,851
Other noncurrent assets	2,218	1,842

TOTAL ASSETS	$769,688	$606,350

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$15,554	$18,361
Accounts payable	22,287	20,247
Salaries and wages	20,799	16,618
Accrued interest	2,358	8,598
Other accrued liabilities	32,021	29,856
Income taxes payable	24,624	13,972
Deferred revenue	16,527	15,432

TOTAL CURRENT LIABILITIES	134,170	123,084
Long-term debt	454,320	436,319
Other	10	399

TOTAL LIABILITIES	588,500	559,802
Commitments and contingencies (Note 15)
SHAREHOLDERS' EQUITY
Common stock, $0 par 1,000,000 shares authorized; 111,988 shares issued and outstanding	—	—
Treasury stock, at cost, 5,639 shares at January 3, 2004 and 5,711 shares at December 28, 2002	(48,421)	(23,061)
Deferred compensation	(214)	—
Retained earnings	223,557	73,482
Accumulated other comprehensive income (loss)	6,266	(3,873)

TOTAL SHAREHOLDERS' EQUITY	181,188	46,548

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$769,688	$606,350

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	January 3, 2004	December 28, 2002	December 29, 2001
	(53 Weeks)	(52 Weeks)	(52 Weeks)

Meeting fees, net	$607,204	$520,723	$415,680
Product sales and other, net	336,728	288,921	208,190

Revenues, net	943,932	809,644	623,870
Cost of revenues	440,398	370,290	286,436

Gross profit	503,534	439,354	337,434
Marketing expenses	113,603	81,233	69,716
Selling, general and administrative expenses	73,862	61,267	73,029

Operating income	316,069	296,854	194,689
Interest expense, net	33,698	42,299	54,537
Other expense, net	2,774	19,054	13,288
Early extinguishment of debt	47,368	—	4,659

Income before income taxes	232,229	235,501	122,205
Provision for (benefit from) income taxes	88,288	91,807	(24,982)

Net income	$143,941	$143,694	$147,187

Preferred stock dividends	—	254	1,500

Net income available to common shareholders	$143,941	$143,440	$145,687

Earnings Per Share:
Basic	$1.35	$1.35	$1.34

Diluted	$1.31	$1.31	$1.31

Weighted average common shares outstanding:
Basic	106,676	105,959	108,676

Diluted	109,724	109,663	111,623

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(IN THOUSANDS)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Deferred Compensation		Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount				Total
Balance at December 30, 2000	111,988	$—	—	$—	$—	$(6,271)	$(216,507)	$(222,778)
Comprehensive Income:
Net income							147,187	147,187
Translation adjustment						(3,132)		(3,132)
Changes in fair value of derivatives accounted for as hedges, net of taxes of $2,303						(3,920)		(3,920)

Total Comprehensive Income								140,135

Preferred stock dividend							(1,500)	(1,500)
Purchase of treasury stock			6,719	(27,132)				(27,132)
Stock options exercised			(93)	375			(177)	198
Sale of common stock			(138)	561			(36)	525
Cost of public equity offering							(2,965)	(2,965)

Balance at December 29, 2001	111,988	$—	6,488	$(26,196)	$—	$(13,323)	$(73,998)	$(113,517)
Comprehensive Income:
Net income							143,694	143,694
Translation adjustment, net of taxes of $835						8,205		8,205
Changes in fair value of derivatives accounted for as hedges, net of taxes of $(443)						1,245		1,245

Total Comprehensive Income								153,144

Preferred stock dividend							(254)	(254)
Stock options exercised			(777)	3,135			(1,441)	1,694
Tax benefit of stock options exercised							6,331	6,331
Cost of secondary public equity offering							(850)	(850)

Balance at December 28, 2002	111,988	$—	5,711	$(23,061)	$—	$(3,873)	$73,482	$46,548
Comprehensive Income:
Net income							143,941	143,941
Translation adjustment, net of taxes of $4,116						7,733		7,733
Changes in fair value of derivatives accounted for as hedges, net of taxes of $1,687						2,406		2,406

Total Comprehensive Income								154,080

Stock options exercised			(856)	3,455			(1,452)	2,003
Tax benefit of stock options exercised							7,319	7,319
Purchase of treasury stock			784	(28,815)				(28,815)
Restricted stock issued to employees					(267)		267	—
Compensation expense on restricted stock awards					53			53

Balance at January 3, 2004	111,988	$—	5,639	$(48,421)	$(214)	$6,266	$223,557	$181,188

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	January 3, 2004	December 28, 2002	December 29, 2001
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities:
Net income	$143,941	$143,694	$147,187
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,894	4,738	13,243
Amortization of deferred financing costs	1,248	1,313	2,097
Restricted stock compensation expense	53	—	—
Loss on settlement of hedge	5,381	—	—
Deferred tax provision (benefit)	16,906	4,566	(71,069)
Unrealized (gain) loss on derivative instruments	(5,097)	(174)	1,125
Accounting for equity investment	(5,000)	—	17,344
Allowance for doubtful accounts	552	233	6,330
Reserve for inventory obsolescence, other	4,627	2,754	2,718
Foreign currency exchange rate loss (gain)	7,271	17,224	(6,496)
Early extinguishment of debt	47,368	—	4,659
Tax benefit of stock options exercised	7,319	6,331	—
Other items, net	(63)	(156)	191
Changes in cash due to:
Receivables	861	(5,099)	231
Inventories	1,149	(12,443)	(11,895)
Prepaid expenses	(1,555)	(9,131)	(5,605)
Accounts payable	(563)	1,594	5,201
Accrued liabilities	(3,469)	1,965	3,143
Deferred revenue	(42)	2,126	7,290
Income taxes	6,318	5,403	5,870

Cash provided by operating activities	233,099	164,938	121,564

Investing activities:
Capital expenditures	(5,029)	(4,889)	(3,834)
Advances, repayments and interest in equity investment	5,000	—	(17,344)
Cash paid for acquisitions	(210,470)	(68,148)	(97,877)
Other items, net	(1,121)	(827)	(1,063)

Cash used for investing activities	(211,620)	(73,864)	(120,118)

Financing activities:
Net increase in short-term borrowings	998	254	748
Proceeds from borrowings	85,000	—	35,042
Payment of dividends	—	(1,249)	(1,500)
Payments on long-term debt	(58,447)	(35,338)	(25,813)
Proceeds from new term loan	227,326	—	—
Repayment of high-yield loan	(244,919)	—	—
Proceeds from settlement of hedge	2,710	—	—
Premium paid on extinguishment of debt and other costs	(42,980)	—	—
Redemption of redeemable preferred stock	—	(25,000)	—
Deferred financing cost	(2,366)	—	(2,406)
Purchase of treasury stock	(28,815)	—	(27,132)
Cost of public equity offering	—	(850)	(1,017)
Proceeds from sale of common stock	—	—	525
Proceeds from stock options exercised	2,003	1,694	198

Cash used for financing activities	(59,490)	(60,489)	(21,355)

Effect of exchange rate changes on cash and cash equivalents and other	3,923	3,607	(1,254)

Net (decrease) increase in cash and cash equivalents	(34,088)	34,192	(21,163)
Cash and cash equivalents, beginning of fiscal year	57,530	23,338	44,501

Cash and cash equivalents, end of fiscal year	$23,442	$57,530	$23,338

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

Common Stock Offering:

        On November 15, 2001, the Company traded 17,400 shares of its common stock on the New York Stock Exchange at an initial price to the public of $24.00 per share. The Company did not receive any of the proceeds from the sale of shares of the Company's common stock pursuant to the IPO.

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

2.    Summary of Significant Accounting Policies

Fiscal Year:

        The Company's fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53 week periods. Fiscal year 2003 contained 53 weeks while fiscal years 2002 and 2001 contained 52 weeks.

Consolidation:

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company has investments in two entities that it accounts for under the equity method. The Company's percentage of profits and losses of these two entities are also included in the consolidated financial statements as calculated under the equity method of accounting.

Use of Estimates:

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to inventories, investments, the impairment analysis for goodwill and other indefinite-lived intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other factors and assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ from these estimates.

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

        Foreign currency gains and losses arising from the translation of intercompany receivables with the Company's international subsidiaries are recorded as a component of other expense, net, unless the receivable is considered long-term in nature, in which case the foreign currency gains and losses are recorded as a component of other comprehensive income (loss).

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

Property and Equipment:

        Property and equipment are recorded at cost. For financial reporting purposes, equipment is depreciated on the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are amortized on the straight-line method over the shorter of the term of the lease or the useful life of the related assets (generally 5 to 10 years). Expenditures for new facilities and improvements that substantially extend the useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related depreciation are removed from the accounts and any related gains or losses are included in income.

Impairment of Long Lived Assets:

        The Company reviews long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

        Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the exemption to consolidate when control over a subsidiary is likely to be temporary. The adoption of this new standard did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Intangibles Assets:

        Effective December 30, 2001, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, the Company is no longer required to amortize goodwill and other indefinite-lived intangible assets but is required to conduct an annual review of these assets for potential impairment. Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of three to 20 years.

        The Company accounts for software costs under the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires capitalization of certain costs incurred in connection with developing or obtaining internally used software. Software costs are amortized over 3 to 5 years.

Revenue Recognition:

        The Company earns revenue by conducting meetings, selling products and aids in its meetings and to its franchisees, collecting commissions from franchisees operating under the Weight Watchers name, collecting royalties related to licensing agreements and selling advertising space in and copies of its magazine. The Company charges non-refundable registration fees in exchange for an introductory information session and materials it provides to new members. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Revenue from meeting fees, product sales, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customer, and commissions and royalties are earned. Advertising revenue is recognized when ads are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. Deferred revenue, consisting of prepaid lecture and magazine subscription revenue, is amortized into income over the period earned. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. The Company grants refunds under limited circumstances and at aggregate amounts that historically have not been material. Because the period of payment generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid.

Advertising Costs:

        Advertising costs consist primarily of national and local direct mail, television, and spokespersons' fees. All costs related to advertising are expensed in the period incurred, except for TV and radio media related costs that are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 were $107,931, $78,293 and $66,749, respectively.

Income Taxes:

        The Company provides for taxes based on current taxable income and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of its assets and liabilities. Under SFAS No. 109, "Accounting for Income Taxes," assets and liabilities acquired in purchase business combinations are assigned their fair values and deferred taxes are provided for lower or higher tax bases.

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

        Effective December 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendments, SFAS No. 138, "Accounting for

Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement on Derivative Instruments and Hedging Activities." These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income (loss), depending on whether a derivative is designated as effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income (loss) will be included in earnings in the periods in which earnings are affected by the hedged item. As of December 31, 2000, the adoption of these new standards resulted in an adjustment of $5,086 ($3,204 net of taxes) to accumulated other comprehensive income (loss). The receivable or payable associated with derivative contracts is included in the balance of prepaid expenses or accounts payable, respectively.

Investments:

        The Company uses the cost method to account for investments in which it holds 20% or less of the investee's voting stock and over which it does not have significant influence. When the Company holds 50% or less of the investee's voting stock and has the ability to exercise significant influence over operating and financial policies of the investee, the investment is accounted for under the equity method.

Deferred Financing Costs:

        Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company's long-term debt. During the fiscal year ended January 3, 2004, the Company incurred additional deferred financing costs of $2,366 associated with the refinancing of its Credit Facility. Such costs are being amortized using the interest rate method over the term of the related debt. Amortization expense for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 was $1,248, $1,313 and $2,097, respectively. In connection with the early extinguishment of its Senior Subordinated Notes, the Company wrote off $4,387 of deferred financing costs in the fiscal year ended January 3, 2004. Additionally, in connection with the refinancing of its Credit Facility, the Company wrote off $4,659 of deferred financing costs in the fiscal year ended December 29, 2001. These amounts have been recorded as a component of operating income. See Note 6 for details of the refinancing.

Comprehensive Income (Loss):

        Comprehensive income (loss) represents the change in shareholders' equity (deficit) resulting from transactions other than shareholder investments and distributions. The Company's comprehensive income (loss) includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations. At January 3, 2004 and December 28, 2002, the cumulative balance of changes in fair value of derivative instruments is ($270) and ($2,675), respectively As of January 3, 2004 and December 28, 2002, the cumulative balance of the effects of foreign currency translations is $6,536 and ($1,198) respectively.

Stock Based Compensation:

        In December 2002, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure,"—an amendment of SFAS No. 123. SFAS No. 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair value method. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities following the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") will be required to disclose the pro forma effect of using the fair value method for any period for which an income statement is presented. The disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted the fair value recognition provisions of SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 beginning in the first quarter of 2003.

        At January 3, 2004, the Company had stock-based employee compensation plans, which are described more fully in Note 10. As permitted by SFAS No. 123, the Company applies the recognition and measurement principles of APB 25 and related Interpretations in accounting for those plans. No compensation expense for employee stock options is reflected in earnings, as all options granted under the plans had an exercise price equal to the market value of the common stock on the date of grant.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in each fiscal year:

	January 3, 2004	December 28, 2002	December 29, 2001
Net income, as reported	$143,941	$143,694	$147,187
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all stock options awards, net of related tax effect	2,036	696	558

Pro forma net income	$141,905	$142,998	$146,629

Earnings per share:
Basic—as reported	$1.35	$1.35	$1.34

Basic—pro forma	$1.33	$1.35	$1.34

Diluted—as reported	$1.31	$1.31	$1.31

Diluted—pro forma	$1.29	$1.30	$1.31

Recently Issued Accounting Standards:

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 became effective for the Company beginning December 29, 2002. In accordance with these provisions, the fiscal 2001 charge for the early extinguishment of debt, which was previously reported as an extraordinary item, has been reclassified.

        In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R, "Consolidation of Variable Interest Entities," ("FIN 46R"). FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R identifies when entities must be consolidated with the financial statements of a company where the investors in an entity do not have the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The provisions of this interpretation are effective for the Company beginning the first quarter of fiscal 2004.

        The Company has evaluated its relationship with its franchisees and based on this guidance, determined they are not variable interest entities and therefore will not be consolidated with the Company's results. The Company is in the process of assessing its relationship with its licensee, WeightWatchers.com, with respect to FIN 46R. The Company has not reached a conclusion on this matter. Should the Company conclude that WeightWatchers.com is a variable interest entity meeting the requirements of FIN 46R it would be required to consolidate it. As of December 31, 2003, WeightWatchers.com had total assets of $21.1 million, total stockholders' deficit of $23.0 million, and an accumulated deficit of $27.0 million. For the year ended December 31, 2003, WeightWatchers.com had net income of $5.4 million.

        In April 2003, the FASB issued SFAS No. 149. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company has applied the provisions of SFAS No. 149 and its adoption has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In May 2003, the Emerging Issue Task Force ("EITF") reached a consensus on EITF Issue No. 01-8, "Determining Whether an Arrangement Contains a Lease." EITF Issue No. 01-8 requires companies to perform a review of all arrangements or contracts that traditionally were not viewed as leases to determine if they contain features that would require them to be accounted for under FASB No. 13, "Accounting for Leases." For calendar year—end companies, EITF Issue No. 01-8 was effective July 1, 2003. The assessment of whether an arrangement contains a lease should be determined at inception of the arrangement based on all of the facts and circumstances surrounding the arrangement and also is required when any modification or change is made to an existing contractual arrangement. The adoption of EITF Issue No. 01-8 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

        On November 30, 2003, the Company completed the acquisition of certain assets of two of its franchisees, Weight Watchers of Dallas, Inc. and Pedebud, Inc. (d/b/a Weight Watchers of Northern New Mexico), pursuant to the terms of a combined asset purchase agreement with these two entities (collectively "Dallas/New Mexico") and the Company. The purchase price was $27,200 plus assumed liabilities of $300, and was allocated to franchise rights ($26,874), property and equipment ($412), and inventory ($214). The acquisition was financed through cash from operations. Pro forma results of operations, assuming this acquisition had been completed at the beginning of fiscal 2002 would not differ materially from the reported results.

        Effective March 30, 2003, the Company completed the acquisition of certain assets of eight of the fifteen franchises of The WW Group, Inc. and its affiliates (the "WW Group") pursuant to the terms of an Asset Purchase Agreement executed on March 31, 2003 among the WW Group, The WW Group East L.L.C., The WW Group West L.L.C., Cuida Kilos, S.A. de C.V., Weight Watchers North America, Inc. and the Company. The purchase price for the acquisition was $180,700 plus assumed liabilities of $448 and acquisition costs of $866. The Company completed the purchase price allocation in the fourth quarter of 2003 as follows: franchise rights ($177,128), inventory ($2,741), prepaid expenses ($36) and property and equipment ($2,109). The acquisition was financed through cash and additional borrowings of $85,000 under a new Term Loan D under the Company's Credit Facility, as amended on April 1, 2003 (as defined in Note 6).

        The following table presents unaudited pro forma financial information that reflects the consolidated operations of the Company and the acquired franchises of the WW Group as if the acquisition had occurred as of the beginning of the respective periods. The pro forma financial information does not give effect to any synergies that might result nor any discontinued expenses from the acquisition of the WW Group. Such discontinued expenses are estimated by management to be approximately $3,300 and $12,000 for the years ended January 3, 2004 and December 28, 2002, respectively. These expenses relate to corporate expenses of the owners of the WW Group and other indirect expenses of non-acquired franchises for the periods detailed below. This pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated companies.

	Pro Forma
	For the fiscal year ended
	January 3, 2004	December 28, 2002
Revenue	$963,644	$885,510
Net income	$145,200	$147,767
Diluted earnings per share	$1.32	$1.35

        During 2003, the Company also completed the acquisition of franchises in Mexico and Hong Kong, as well as a third party entity, Easy Slim, for a total purchase price of $1,271, which was paid with cash from operations. As a result of these three acquisitions, the Company recorded goodwill of $395 and franchise rights acquired of $1,326. Pro forma results of operations, assuming these acquisitions had been completed at the beginning of fiscal 2002 would not differ materially from the reported results.

        On September 1, 2002, the Company completed the acquisition of the assets of one of its franchisees, AZIS Properties of Raleigh Durham, Inc. (d/b/a Weight Watchers of Raleigh Durham), pursuant to the terms of an Asset Purchase Agreement among Weight Watchers of Raleigh Durham, the Company and Weight Watchers North America, Inc., a wholly owned subsidiary of the Company. Substantially all the purchase price has been allocated to franchise rights acquired. The purchase price for the acquisition was $10,600 and was financed through cash from operations.

        On July 2, 2002, the Company completed the acquisition of the assets of one of its franchisees, Weight Watchers of San Diego and The Inland Empire, Inc., pursuant to the terms of an Asset Purchase Agreement among Weight Watchers of San Diego, the Company and Weight Watchers North America, Inc. Substantially all of the purchase price has been allocated to franchise rights acquired. The purchase price for the acquisition was $11,000 and was financed through cash from operations.

        On January 18, 2002, the Company completed the acquisition of the assets of one of its franchisees, Weight Watchers of North Jersey, Inc., pursuant to the terms of an Asset Purchase Agreement executed on December 31, 2001 among Weight Watchers of North Jersey, Inc., the Company and Weight Watchers North America, Inc. Substantially all of the purchase price has been allocated to franchise rights acquired. The purchase price for the acquisition was $46,500. The acquisition was financed through additional borrowings from the Company's Credit Facility (as defined in Note 6). This borrowing was subsequently repaid by the end of the second quarter 2002. See Note 6.

        Acquired assets in total for 2002 of $461 include inventory ($155), property and equipment ($282) and other assets ($24).

4.    Goodwill and Other Intangible Assets

        In accordance with SFAS No. 142, the Company no longer amortizes goodwill or other indefinite lived intangible assets. The Company performed fair value impairment testing as of January 3, 2004 and December 28, 2002 on its goodwill and other indefinite-lived intangible assets, which determined that no impairment was evident. Unamortized goodwill is due mainly to the acquisition of the Company by the H.J. Heinz Company in 1978. The balance in goodwill remained unchanged from December 29, 2001 to December 28, 2002. The goodwill balance increased during the fiscal year ended January 3, 2004 primarily due to a small foreign acquisition. Franchise rights acquired are due mainly to acquisitions of the Company's franchised territories. Prior to fiscal 2002, goodwill and other indefinite-lived intangible assets were being amortized on a straight-line basis over periods ranging from 3 to 40 years. Amortization of goodwill and other indefinite-lived intangibles for the fiscal year ended December 29, 2001 was $9,782.

        Also, in accordance with SFAS No. 142, aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $1,062, $951 and $729 for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively.

        The carrying amount of amortized intangible assets as of January 3, 2004 and December 28, 2002 was as follows:

	January 3, 2004		December 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software cost	$1,879	$1,206	$1,260	$869
Trademarks	7,600	6,879	7,223	6,674
Non-compete agreement	1,200	875	1,200	575
Other	4,003	3,268	3,985	3,197

	$14,682	$12,228	$13,668	$11,315

        Estimated amortization expense of finite lived intangible assets for the next five fiscal years is as follows:

2004	$896
2005	$429
2006	$291
2007	$172
2008	$98

        As required by SFAS No. 142, the results for the fiscal year ended December 29, 2001 have not been restated. A reconciliation of net income, as if SFAS No. 142 had been adopted at the beginning of fiscal year 2001, is presented below for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001:

	Fiscal Years Ended
	January 3, 2004	December 28, 2002	December 29, 2001
Reported net income available to common shareholders	$143,941	$143,440	$145,687
Addback: goodwill amortization (net of tax)	—	—	6,357

Adjusted net income available to common shareholders	$143,941	$143,440	$152,044

Basic earnings per share:
Reported net income available to common shareholders	$1.35	$1.35	$1.34
Addback: goodwill amortization (net of tax)	—	—	0.06

Adjusted net income available to common shareholders	$1.35	$1.35	$1.40

Diluted earnings per share:
Reported net income available to common shareholders	$1.31	$1.31	$1.31
Addback: goodwill amortization (net of tax)	—	—	0.06

Adjusted net income available to common shareholders	$1.31	$1.31	$1.37

5.    Property and Equipment

        The components of property and equipment were:

	January 3, 2004	December 28, 2002
Leasehold improvements	$9,330	$6,733
Equipment	30,202	29,306

	39,532	36,039
Less: Accumulated depreciation and amortization	23,819	23,684

	15,713	12,355
Construction in progress	34	135

	$15,747	$12,490

        Depreciation and amortization expense of property and equipment for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 was $4,832, $3,789 and $2,732, respectively.

6.    Long-Term Debt

        The components of long-term debt are as follows:

	January 3, 2004		December 28, 2002
	Balance	Effective rate	Balance	Effective rate
EURO 100.0 million 13% Senior Subordinated Notes due 2009	$10,564	13.00%	$104,380	13.00%
US $150.0 million 13% Senior Subordinated Notes due 2009	5,130	13.00%	150,000	13.00%
Term Loan A due 2005	24,340	3.04%	44,834	3.76%
Term Loan B due 2009	380,937	3.56%	97,618	4.46%
Transferable Loan Certificate due 2009	48,903	3.85%	57,848	4.40%

	469,874		454,680
Less Current Portion	15,554		18,361

	$454,320		$436,319

Credit Facility

        The Company's Credit Agreement as amended on January 16, 2001, December 21, 2001, April 1, 2003, and August 21, 2003 (the "Credit Facility") consists of Term Loans, a Revolver, and a transferable loan certificate ("TLC").

        On April 1, 2003, in connection with the acquisition of certain of the assets of the WW Group, the Company borrowed $85,000 under a new Term Loan D pursuant to the Credit Facility, as amended on that date. This loan was repaid and replaced as part of the August 21, 2003 refinancing, as explained below.

        On August 21, 2003, in conjunction with the tender offer (as described below), the Company refinanced its Credit Facility as follows: Term Loans B and D and the TLC in the aggregate amount of $204,674 were repaid and replaced with a new Term Loan B in the amount of $382,851 and a new TLC in the amount of $49,149. Term Loan A in the amount of $29,956 remained in place along with a Revolver with available borrowings up to $45,000.

        Borrowings under the Credit Facility, as amended, are paid quarterly and bear interest at a rate equal to LIBOR plus (a) in the case of Term Loan A and the Revolver, 1.75% or, at the Company's option, the alternate base rate, as defined, plus 0.75% and, (b) in the case of Term Loan B and the TLC, 2.25% or, at the Company's option, the alternate base rate plus 1.25%. At January 3, 2004 and December 28, 2002, the interest rates were 2.93% and 3.15%, respectively for Term Loan A, 3.43% and 4.31%, respectively for Term Loan B, and 3.44% and 4.32%, respectively for the TLC. In addition to paying interest on outstanding principal under the Credit Facility, the Company is also required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at a rate equal to 0.50% per year. All assets of the Company collateralize the Credit Facility.

        The Credit Facility contains covenants that restrict the Company's ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The Credit Facility also requires the Company to maintain specified financial ratios and satisfy financial condition tests.

Senior Subordinated Notes

        In addition, as part of the Transaction, the Company issued $150,000 USD denominated and €100,000 euro denominated principal amount of 13% Senior Subordinated Notes due 2009 (the "Notes") to qualified institutional buyers.

        In fiscal 2003, the Company successfully completed a tender offer and consent solicitation to purchase 96.6% of its $150,000 USD denominated ($144,900) and 91.6% of its €100,000 euro denominated (€91,600) 13% Senior Subordinated Notes. The consideration for the tender offer and consent solicitation was funded from cash from operations of $57,292 and additional borrowings under the Credit Facility of $227,326 (as described above). In conjunction with the tender offer, the Company also solicited consents to eliminate substantially all of the restrictive covenants and certain default provisions in the indentures pursuant to which the Notes were issued. Due to this early extinguishment of debt, the Company recognized expenses of $47,368 in the fiscal year ended January 3, 2004, which included tender premiums of $42,619, the write-off of unamortized debt issuance costs of $4,387 and $362 of fees associated with the transaction.

        At January 3, 2004 and December 28, 2002, the euro notes of €8,388 and €100,000, respectively, translated into $10,564 and $104,380, respectively. The unrealized impact of the change in foreign exchange rates related to euro denominated debt is reflected in other expense, net. Interest is payable on the Notes semi-annually on April 1 and October 1 of each year. The Company uses interest rate swaps and foreign currency forward contracts in association with its debt. As of January 3, 2004, 100% of the Company's euro denominated Senior Subordinated Notes are effectively hedged through the use of a cash flow hedge.

        The Company's obligations under the Notes are subordinated and junior in right of payment to all existing and future senior indebtedness of the Company, including all indebtedness under the Credit Facility. The Notes are guaranteed by certain subsidiaries of the Company.

Maturities

        At January 3, 2004, the aggregate amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows (see also Note 19):

2004	$15,554
2005	17,426
2006	4,320
2007	4,320
2008	4,320
2009 and thereafter	423,934

$469,874

7.    Redeemable Preferred Stock

        The Company issued one million shares of Series A Preferred Stock to Heinz in conjunction with the Transaction. On March 1, 2002, the Company redeemed from Heinz all of the Company's Series A Preferred Stock for a redemption price of $25,000 plus accrued and unpaid dividends. The redemption was financed through additional borrowings of $12,000 under the Credit Facility (as defined in Note 6), which was repaid by the end of the second quarter 2002, and cash from operations.

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

        On October 9, 2003, the Company's Board of Directors authorized a program to repurchase up to $250,000 of the Company's outstanding stock. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Luxembourg or its affiliates under the program. In the fourth quarter of 2003, the Company purchased 784 shares of stock in the open market at a total cost of $28,815.

9.    Earnings Per Share

        Basic earnings per share ("EPS") computations are calculated utilizing the weighed average number of common shares outstanding during the periods presented. Diluted EPS includes the weighted average number of common shares outstanding and the effect of dilutive common stock equivalents.

        The following table sets forth the computation of basic and diluted EPS.

	January 3, 2004	December 28, 2002	December 29, 2001
Numerator:
Net income	$143,941	$143,694	$147,187
Preferred stock dividends	—	254	1,500

Numerator for basic and diluted EPS—income available to common shareholders	$143,941	$143,440	$145,687

Denominator:
Denominator for basic EPS—weighted-average shares	106,676	105,959	108,676
Effect of dilutive stock options	3,048	3,704	2,947

Denominator for diluted EPS—weighted-average shares	109,724	109,663	111,623

EPS:
Basic	$1.35	$1.35	$1.34

Diluted	$1.31	$1.31	$1.31

        For the fiscal 2003, 2002 and 2001 computations 391, 10 and 0 stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were anti-dilutive.

10.    Stock Plans

Weight Watchers Incentive Compensation Plans:

        On December 16, 1999, the Board of Directors adopted the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries (the "Plan"). The Plan is designed to promote the long-term financial interests and growth of the Company and its subsidiaries by attracting and retaining management with the ability to contribute to the success of the business. The Board of Directors or a committee thereof administers the Plan.

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

        Pursuant to the restricted stock component of the Plan, the Company granted 7 shares of restricted stock to certain employees during 2003. The weighted average fair value of these shares on the date of the grant was $39.35. These shares vest over a period of three years and resulted in compensation expense of $53 for the fiscal year ended January 3, 2004.

        Pursuant to the option component of the Plan, the Board of Directors authorized the Company to enter into agreements under which certain members of management received Non-Qualified Time and Performance Stock Options providing them the opportunity to purchase shares of the Company's common stock at an exercise price of $2.13 to $45.50. The options are exercisable based on the terms outlined in the agreement. The exercise price was equivalent to the fair market value at the date of grant.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	January 3, 2004	December 28, 2002	December 29, 2001
Dividend yield	0%	0%	0%
Volatility	36.5%	34.5%	34.6%
Risk-free interest rate	2.6%-3.7%	3.5%-5.2%	5.1%-5.4%
Expected term (years)	5.6	7.0	7.5

        A summary of the Company's stock option activity is as follows:

	January 3, 2004		December 28, 2002		December 29, 2001
	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price
Options outstanding, Beginning of year	4,896	$3.68	5,671	$2.35	5,301	$2.13
Granted	543	$40.61	181	$37.37	731	$3.89
Exercised	(855)	$2.29	(776)	$2.18	(93)	$2.13
Cancelled	(83)	$14.63	(180)	$2.28	(268)	$2.13

Options outstanding, end of year	4,501	$8.19	4,896	$3.68	5,671	$2.35
Options exercisable, end of year	2,971	$2.80	2,950	$2.26	2,479	$2.19
Options available for grant, end of year	827		1,293		1,294
Weighted-average fair value of options granted during the year		$16.01		$17.41		$1.89

        The following table summarizes information about stock options outstanding at January 3, 2004 by range of exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$2.13–$2.34	3,276	6.1	$2.13	2,651	$2.13
$4.04	529	7.4	$4.04	279	$4.04
$35.87–$45.50	696	6.5	$39.87	41	$37.51

	4,501			2,971

WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries:

        In April 2000, the Board of Directors adopted the WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries, pursuant to which selected employees were granted options to purchase shares of common stock of WeightWatchers.com, Inc. that are owned by the Company. The number of shares available for grant under this plan is 400 shares of authorized common stock of WeightWatchers.com, Inc. All options vest over a period of time, however, vesting of certain options may be accelerated if the Company achieves specified performance levels. No options have been granted under this Plan during the fiscal years ended January 3, 2004, December 28, 2002 or December 29, 2001.

        A summary of the stock option activity under the WeightWatchers.com Stock Incentive Plan is as follows:

	January 3, 2004		December 28, 2002		December 29, 2001
	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price
Options outstanding, Beginning of year	152	$0.50	164	$0.50	173	$0.50
Granted	—		—		—
Exercised	—		—		—
Cancelled	(1)	$0.50	(12)	$0.50	(9)	$0.50

Options outstanding, end of year	151	$0.50	152	$0.50	164	$0.50
Options exercisable, end of year	133	$0.50	115	$0.50	84	$0.50
Options available for grant, end of year	249		248		236
Weighted average fair value of options granted during the year		—		—		—

        The weighted average remaining contractual life of options outstanding at January 3, 2004 was 6.3 years.

11.    Income Taxes

        The following tables summarize the provision for (benefit from) U.S. federal, state and foreign taxes on income:

	January 3, 2004	December 28, 2002	December 29, 2001
Current:
U.S federal	$40,527	$55,670	$27,582
State	10,740	14,650	7,110
Foreign	20,344	16,921	11,394

	$71,611	$87,241	$46,086

Deferred:
U.S federal	$15,173	$4,565	$(61,264)
State	1,734	397	(5,618)
Foreign	(230)	(396)	(4,186)

	$16,677	$4,566	$(71,068)

Total tax provision (benefit)	$88,288	$91,807	$(24,982)

        The components of income before income taxes consist of the following:

	January 3, 2002	December 28, 2002	December 29, 2001
Domestic	$170,196	$185,610	$88,244
Foreign	62,033	49,891	33,961

	$232,229	$235,501	$122,205

        The difference between the U.S. federal statutory tax rate and the Company's consolidated effective tax rate are as follows:

	January 3, 2004	December 28, 2002	December 29, 2001
U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign income taxes	(0.2)	(0.2)	(4.3)
States income taxes (net of federal benefit)	4.0	4.0	0.9
Goodwill amortization	—	—	0.2
Other	(0.8)	0.2	3.5
Valuation allowance	—	—	(55.7)

Effective tax rate	38.0%	39.0%	(20.4)%

        The deferred tax assets (liabilities) recorded on the balance sheet are as follows:

	January 3, 2004	December 28, 2002
Depreciation/amortization	$10	$446
Provision for estimated expenses	1,442	1,187
Operating loss carryforwards	3,814	3,708
WeightWatchers.com loan	11,505	13,455
Other	2,057	722
Amortization	96,615	116,437

Total deferred tax assets	$115,443	$135,955

Deferred income	$(65)	$(637)
Other	(1,775)	(2,865)

Total deferred tax liabilities	$(1,840)	$(3,502)

Net deferred tax assets	$113,603	$132,453

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

        As of January 3, 2004 and December 28, 2002, various foreign subsidiaries of the Company had net operating loss carry forwards of approximately $12,387 and $12,359 respectively, most of which can be carried forward indefinitely.

        As of December 29, 2001, the Company's undistributed earnings of foreign subsidiaries are no longer considered to be reinvested permanently. Accordingly, the Company has recorded all taxes, after taking into account foreign tax credits, on the undistributed earnings of foreign subsidiaries.

12.    Related Party Transactions

WeightWatchers.com:

        On September 29, 1999, the Company entered into a subscription agreement with WeightWatchers.com, Artal and Heinz under which Artal, Heinz and the Company purchased common stock of WeightWatchers.com for a nominal amount. The Company owns approximately 19.9% of WeightWatchers.com's common stock while Artal owns approximately 72.8% of WeightWatchers.com's common stock. Because the Company has the ability to exercise significant influence over WeightWatchers.com it accounts for this investment under the equity method of accounting.

        Under the agreement with WeightWatchers.com, the Company granted it an exclusive license to use its trademarks, copyrights and domain names in electronic media in connection with its online weight-loss business. The license agreement provides the Company with control of how its intellectual property is used. In particular, the Company has the right to approve WeightWatchers.com's e-commerce activities, marketing programs, privacy policy and materials publicly displayed on the Internet. These controls are designed to protect the value of the Company's intellectual property.

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

Loan Agreement:

        Pursuant to the amended loan agreement dated September 20, 2001 between the Company and WeightWatchers.com, through fiscal year 2001, the Company provided loans to WeightWatchers.com aggregating $34,500. The Company has no further obligation to provide funding to WeightWatchers.com. Beginning on January 1, 2002, the loan bears interest at 13% per year and beginning March 31, 2002, interest has been and shall be paid to the Company semi-annually. All principal outstanding under the agreement is payable in six semi-annual installments commencing on March 31, 2004. For the years ended January 3, 2004 and December 28, 2002, the Company recorded interest income on the loan of $4,219 and $4,454, respectively. As of January 3, 2004 and December 28, 2002, the interest receivable balance was $1,009 and $1,106, respectively, and is included within receivables, net. As WeightWatchers.com is an equity investee, and the Company was the only entity providing funding through fiscal year 2001, the Company reduced its loan receivable balances by 100% of WeightWatchers.com's losses in fiscal 2001. Additionally, the remaining loan receivable balances were reviewed for impairment on a quarterly basis and, accordingly, during fiscal 2001 the Company recorded a full valuation allowance against the remaining balances. During fiscal 2003, the Company received a voluntary loan repayment of $5,000 that was recorded as a component of other expense, net.

Intellectual Property License:

        The Company entered into an amended and restated intellectual property license agreement dated September 29, 2001 with WeightWatchers.com. In fiscal 2002, the Company began earning royalties pursuant to the agreement. For the years ended January 3, 2004 and December 28, 2002, the Company recorded royalty income of $7,080 and $4,175, respectively, which was included in product sales and other, net. As of January 3, 2004 and December 28, 2002, the receivable balance was $1,758 and $1,280, respectively, and is included within receivables, net.

Service Agreement:

        Simultaneous with the signing of the amended and restated intellectual property license agreement, the Company entered into a service agreement with WeightWatchers.com, under which WeightWatchers.com provides certain types of services. The Company is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses. The Company recorded service expense of $1,971, $1,862 and $554 for the years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively, that was included in marketing expenses. The accrued service payable at January 3, 2004 and December 28, 2002 was $1,223 and $484, respectively, and is netted against receivables, net.

Nellson Agreement:

        On November 30, 1999, the Company entered into an agreement with Nellson Neutraceutical, Inc. ("Nellson"), which up until October 4, 2002 was a wholly-owned subsidiary of Artal, to purchase nutrition bar products manufactured by Nellson for sale at the Company's meetings. Upon sale by Artal, Nellson is no longer considered a related party. Under the agreement, Nellson agrees to produce sufficient nutrition bar products to fill the Company's purchase orders within 30 days of receipt. The Company is not bound to purchase a minimum quantity of nutrition bar products. The term of the agreement runs through December 31, 2004, and the Company has the option to renew the agreement for successive one-year periods by providing written notice to Nellson. Management believes the provisions of the agreement are comparable to those the Company would receive from a third party. Total purchases from Nellson for the fiscal years ended December 28, 2002 and December 29, 2001 were $24,351, and $18,706, respectively. These purchases represent approximately 21% and 22% of total inventory purchases for the fiscal years ended December 28, 2002 and December 29, 2001, respectively.

Management Agreement:

        Simultaneous with the closing of the Company's acquisition by Artal, the Company entered into a management agreement with The Invus Group, LLC ("Invus"), the independent investment advisor to Artal. Under this agreement, Invus provided the Company with management, consulting and other services in exchange for an annual fee equal to the greater of $1,000 or one percent of the Company's EBITDA (as defined in the indentures relating to the Company's Senior Subordinated Notes), plus any related out-of-pocket expenses. This agreement has been terminated effective December 28, 2002. These management fees, recorded in other expense, net for the fiscal years ended December 28, 2002 and December 29, 2001, were $2,838, and $1,926, respectively.

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

        As of January 3, 2004, December 28, 2002 and December 29, 2001, other accrued liabilities include $1,965, $3,209 and $2,888, respectively, primarily consisting of food royalties received on behalf of Heinz.

13.    Employee Benefit Plans

Weight Watchers Sponsored Plans:

        Effective September 29, 1999, the net assets of the Heinz sponsored employee savings plan were transferred to the Weight Watchers sponsored plan upon execution of the Transaction. The Company sponsors the Weight Watchers Savings Plan (the "Savings Plan") for salaried and hourly employees. The Savings Plan is a defined contribution plan that provides for employer matching contributions up to 100% of the first 3% of an employee's eligible compensation. The Savings Plan also permits employees to contribute between 1% and 13% of eligible compensation on a pre-tax basis. Expense related to these contributions for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 was $1,228, $1,033 and $823, respectively.

        The Company sponsors the Weight Watchers Profit Sharing Plan (the "Profit Sharing Plan") for all full-time salaried employees who are eligible to participate in the Savings Plan (except for certain senior management personnel). The Profit Sharing Plan provides for a guaranteed monthly employer contribution on behalf of each participant based on the participant's age and a percentage of the participant's eligible compensation. The Profit Sharing Plan has a supplemental employer contribution component, based on the Company's achievement of certain annual performance targets, which are determined annually by the Company's Board of Directors. The Company also reserves the right to make additional discretionary contributions to the Profit Sharing Plan. Expense related to these contributions for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 was $1,655, $1,560, and $1,361, respectively.

        For certain senior management personnel, the Company sponsors the Weight Watchers Executive Profit Sharing Plan. Under the Internal Revenue Service ("IRS") definition, this plan is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the Company made on the employees' behalf instead of an individual account with a cash balance. The account is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense related to these contributions for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 was $774, $567, and $692, respectively.

        During fiscal 2002, the Company received a favorable determination letter from the IRS that qualifies the Company's Savings Plan under Section 401(a) of the IRS Code.

14.    Cash Flow Information

	January 3, 2004	December 28, 2002	December 29, 2001
Net cash paid during the year for:
Interest expense	$38,533	$41,588	$54,556
Income taxes	$59,739	$75,684	$39,474
Noncash investing and financing activities were as follows:
Fair value of net assets acquired in connection with the acquisitions	$4,797	$461	$3,709
Liabilities incurred in connection with the public equity offering	—	—	$1,950
Liability incurred in connection with a noncompete agreement	—	—	$1,200

15.    Commitments and Contingencies

Legal:

        Due to the nature of its activities, the Company is, at times, subject to pending and threatened legal actions that arise during the normal course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of such matters is not expected to have a material effect on the Company's results of operations, financial condition or cash flows.

Lease Commitments:

        Minimum rental commitments under non-cancelable operating leases, primarily for office and rental facilities at January 3, 2004, consist of the following:

2004	$21,460
2005	16,179
2006	11,209
2007	7,062
2008	4,341
2009 and thereafter	17,787

Total	$78,038

        Total rent expense charged to operations under these leases for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 was $23,855, $16,321 and $14,818, respectively.

Finland Repurchase Agreement:

        The Company is a party to a repurchase agreement related to the 10% minority interest in the classroom operation of Finland. Pursuant to this agreement, the Company may elect or be required to repurchase the minority shareholders' interest in this operation. If the Company repurchases the minority interest within five years of the original sale, the repurchase price is based on the original sales price times the increase in the consumer price index since the date of the sale. If the Company repurchases the minority interest after five years from the original sale, the repurchase price is based on a multiple of the average operating income during the last three years. In December 2003, the minority shareholder elected to sell his interest in the Finland operation. The terms of the purchase agreement will be finalized and payment will be made in 2004. The Company estimates this payment will be approximately $1,500.

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

        The Company's franchise agreement with certain other North American franchisees provides for an annual franchise profit sharing distribution of retail licensed product sales based upon specified formulas. Profit sharing expense under this arrangement for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 was $37, $56 and $40, respectively.

16.    Segment and Geographic Data

        The Company is engaged principally in one line of business, weight loss products and services. The following table presents information about the Company's sources of revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of United States export sales.

	Revenues
	January 3, 2004	December 28, 2002	December 29, 2001
NACO meeting fees	$392,432	$350,683	$262,467
International company-owned meeting fees	214,772	170,043	153,213
Product sales	276,835	237,602	170,363
Franchise royalties	24,879	31,347	28,371
Other	35,014	19,969	9,456

	$943,932	$809,644	$623,870

	Revenues
	January 3, 2004	December 28, 2002	December 29, 2001
United States	$599,944	$542,885	$397,434
United Kingdom	140,886	112,750	97,594
Continental Europe	159,155	117,425	97,421
Australia, New Zealand and other	43,947	36,584	31,421

	$943,932	$809,644	$623,870

	Long-Lived Assets
	January 3, 2004	December 28, 2002	December 29, 2001
United States	$506,004	$299,349	$230,696
United Kingdom	2,653	2,854	2,909
Continental Europe	3,153	2,537	2,025
Australia, New Zealand and other	26,431	18,302	16,260

	$538,241	$323,042	$251,890

17.    Financial Instruments

Fair Value of Financial Instruments:

        The Company's significant financial instruments include cash and cash equivalents, short and long-term debt, current and noncurrent notes receivable, currency exchange agreements and guarantees.

        In evaluating the fair value of significant financial instruments, the Company generally uses quoted market prices of the same or similar instruments or calculates an estimated fair value on a discounted cash flow basis using the rates available for instruments with the same remaining maturities. As of January 3, 2004, the fair value of financial instruments held by the Company, excluding the 13% Senior Subordinated Notes due 2009, approximated the recorded value. Based on current interest rates, management believes that the carrying amount at January 3, 2004 of the Company's 13% Senior Subordinated Notes due 2009 of $15,694 has an estimated fair value of $18,775.

Derivative Instruments and Hedging:

        The Company enters into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce currency risk associated with fluctuating exchange rates. These contracts are used primarily to hedge certain inter-company cash flows and for payments arising from some of the Company's foreign currency denominated obligations. In addition, the Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of January 3, 2004, December 28, 2002 and December 29, 2001 the Company held currency and interest rate swap contracts to purchase certain foreign currencies totaling $255,156, $92,936 and $204,276, respectively. The Company also held separate currency and interest rate swap contracts to sell foreign currencies of $256,564, $96,051 and $207,730, respectively. The Company is hedging forecasted transactions for periods not exceeding the next 12 months. At January 3, 2004, the Company estimates that derivative losses of $270, net of income taxes, reported in accumulated other comprehensive income (loss) will be reclassified to the Statement of Operations within the next twelve months.

        As of January 3, 2004 and December 28, 2002, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amount of $443 ($270 net of taxes) and $4,536 ($2,675 net of taxes), respectively. The Company discontinued certain of its cash flow hedges that were associated with the euro denominated Notes that were extinguished, as described in Note 6. As such, the Company has reclassified a net loss of $5,381 from accumulated other comprehensive income to other expense, net. In addition, the Company has recorded net proceeds of $2,710 from the gain on settlement in cash from financing activities in the Statement of Cash Flows as cash flows from hedge transactions are classified in a manner consistent with the item being hedged. In addition, the ineffective portion of changes in fair values of qualifying cash flow hedges was not material. Prior to the extinguishment of the euro Notes, the Company hedged 24% of the outstanding principal of the euro Notes via forward contracts, subsequent to the extinguishment the Company is currently 100% hedged. As such, to offset gains or losses from changes in foreign exchange rates related to the euro Notes for the fiscal years ended January 3, 2004 and December 28, 2002, the Company reclassified $310 ($508 before taxes) and $2,258 ($3,702 before taxes) from accumulated other comprehensive income (loss) to other expense, net.

        For the fiscal years ended January 3, 2004 and December 28, 2002, fair value adjustments for non-qualifying hedges resulted in a reduction to net income of $2,136 ($3,502 before taxes) and $2,082 ($3,528 before taxes), included within other expense, net, respectively. In addition, for the fiscal year ended December 28, 2002, the Company terminated all non-qualifying hedges resulting in an increase to net income of $1,439 ($2,359 before taxes), included within other expense, net.

18.    Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for the fiscal years ended January 3, 2004 and December 28, 2002.

	For the Fiscal Quarters Ended
	March 29, 2003	June 28, 2003	September 27, 2003	January 3, 2004
Fiscal year ended January 3, 2004
Revenues, net	$251,479	$258,869	$217,498	$216,086
Operating income	$79,414	$97,636	$74,018	$65,001
Net income	$40,581	$53,774	$11,482	$38,104
Basic EPS	$0.38	$0.50	$0.11	$0.36
Diluted EPS	$0.37	$0.49	$0.10	$0.35
	For the Fiscal Quarters Ended
	March 30, 2002	June 29, 2002	September 28, 2002	December 28, 2002
Fiscal year ended December 28, 2002
Revenues, net	$212,503	$217,893	$189,172	$190,078
Operating income	$71,056	$90,521	$74,407	$60,873
Net income	$37,284	$41,220	$36,832	$28,358
Basic EPS	$0.35	$0.39	$0.35	$0.27
Diluted EPS	$0.34	$0.38	$0.34	$0.26

        Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

19.    Subsequent Event

        In January 2004, the Company refinanced its existing debt, which moved a large portion of its debt from fixed term loans to revolver. Under the refinancing, the term loans have been reduced from $454,180 to $150,000 and the Revolver capacity has increased from $45,000 to $350,000. To complete the refinancing, the Company drew down $310,000 of the Revolver. In connection with this early extinguishment of debt, the Company incurred charges of approximately $3,000 in the first quarter of 2004.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

AS OF JANUARY 3, 2004

(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,170	$10,633	$10,639	$—	$23,442
Receivables, net	4,474	12,219	1,852	—	18,545
Inventories, net	—	27,482	11,628	—	39,110
Prepaid expenses	3,338	18,473	7,913	—	29,724
Deferred income taxes	(1,966)	5,770	—	—	3,804
Intercompany (payables) receivables	(177,601)	164,838	12,763	—	—

TOTAL CURRENT ASSETS	(169,585)	239,415	44,795	—	114,625
Investment in consolidated subsidiaries	701,897	—	—	(701,897)	—
Property and equipment, net	1,317	12,324	2,106	—	15,747
Notes and other receivables	222	—	—	—	222
Franchise rights acquired	3,384	491,948	929		496,261
Goodwill	23,385	394	—	—	23,779
Trademarks and other intangible assets	1,364	1,090	—	—	2,454
Deferred income taxes	38,495	72,136	(832)	—	109,799
Deferred financing costs, net	4,583	—	—	—	4,583
Other noncurrent assets	463	1,240	515	—	2,218

TOTAL ASSETS	$605,525	$818,547	$47,513	$(701,897)	$769,688

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$15,062	$492	$—	$—	$15,554
Accounts payable	1,168	12,876	8,243	—	22,287
Salaries and wages	6,967	7,874	5,958	—	20,799
Accrued interest	2,152	206	—	—	2,358
Other accrued liabilities	8,084	21,359	2,578	—	32,021
Income taxes (receivable) payable	(15,004)	39,546	82	—	24,624
Deferred revenue	—	14,662	1,865	—	16,527

TOTAL CURRENT LIABILITIES	18,429	97,015	18,726	—	134,170
Long-term debt	405,908	48,412	—	—	454,320
Other	—	(18)	28	—	10

TOTAL LIABILITIES	424,337	145,409	18,754	—	588,500
Shareholders' equity	181,188	673,138	28,759	(701,897)	181,188

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$605,525	$818,547	$47,513	$(701,897)	$769,688

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 28, 2002

(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,694	$14,808	$8,028	$—	$57,530
Receivables, net	3,467	13,972	1,667	—	19,106
Inventories, net	—	30,021	8,562	—	38,583
Prepaid expenses	2,453	16,535	6,712	—	25,700
Deferred income taxes		4,222		—	4,222
Intercompany (payables) receivables	(228,146)	218,449	9,697	—	—

TOTAL CURRENT ASSETS	(187,532)	298,007	34,666	—	145,141
Investment in consolidated subsidiaries	556,952	—	—	(556,952)	—
Property and equipment, net	1,380	9,401	1,709	—	12,490
Notes and other receivables	243	—	—	—	243
Franchise rights acquired	3,385	280,660	770		284,815
Goodwill	23,384	—	—	—	23,384
Trademarks and other intangible assets	897	1,456	—	—	2,353
Deferred income taxes	37,174	91,832	(775)	—	128,231
Deferred financing costs, net	7,851	—	—	—	7,851
Other noncurrent assets	628	776	438	—	1,842

TOTAL ASSETS	$444,362	$682,132	$36,808	$(556,952)	$606,350

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$17,632	$729	$—	$—	$18,361
Accounts payable	1,217	14,679	4,351	—	20,247
Salaries and wages	7,005	4,939	4,674	—	16,618
Accrued interest	8,125	473	—	—	8,598
Other accrued liabilities	10,079	16,326	3,451	—	29,856
Income taxes payable	(25,544)	39,066	450	—	13,972
Deferred revenue	100	14,118	1,214	—	15,432

TOTAL CURRENT LIABILITIES	18,614	90,330	14,140	—	123,084
Long-term debt	379,200	57,119	—	—	436,319
Other	—	325	74	—	399

TOTAL LIABILITIES	397,814	147,774	14,214	—	559,802
Shareholders' equity	46,548	534,358	22,594	(556,952)	46,548

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$444,362	$682,132	$36,808	$(556,952)	$606,350

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$14,350	$770,425	$159,157	$—	$943,932
Cost of revenues	272	348,336	91,790	—	440,398

Gross profit	14,078	422,089	67,367	—	503,534
Marketing expenses	2,373	85,946	25,284	—	113,603
Selling, general and administrative expenses	11,980	46,881	15,001	—	73,862

Operating (loss) income	(275)	289,262	27,082	—	316,069
Interest expense (income), net	27,608	6,929	(839)	—	33,698
Other expense (income), net	6,337	(3,455)	(108)	—	2,774
Early extinguishment of debt	47,368	—	—	—	47,368
Equity in income of consolidated subsidiaries	161,012	—	—	(161,012)	—
Franchise commission income (loss)	74,922	(64,759)	(10,163)	—	—

Income before income taxes	154,346	221,029	17,866	(161,012)	232,229
Provision for income taxes	10,405	71,191	6,692	—	88,288

Net income	$143,941	$149,838	$11,174	$(161,012)	$143,941

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$8,801	$683,418	$117,425	$—	$809,644
Cost of revenues	(752)	304,375	66,667	—	370,290

Gross profit	9,553	379,043	50,758	—	439,354
Marketing expenses	—	64,113	17,120	—	81,233
Selling, general and administrative expenses	9,364	41,357	10,546	—	61,267

Operating income	189	273,573	23,092	—	296,854
Interest expense (income), net	33,728	9,519	(948)	—	42,299
Other expense (income), net	21,801	(2,792)	45	—	19,054
Equity in income of consolidated subsidiaries	161,881	—	—	(161,881)	—
Franchise commission income (loss)	63,426	(56,757)	(6,669)	—	—

Income before income taxes	169,967	210,089	17,326	(161,881)	235,501
Provision for income taxes	26,273	58,952	6,582	—	91,807

Net income	$143,694	$151,137	$10,744	$(161,881)	$143,694

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$4,194	$522,255	$97,421	$—	$623,870
Cost of revenues	821	231,402	54,213	—	286,436

Gross profit	3,373	290,853	43,208	—	337,434
Marketing expenses	—	57,117	12,599	—	69,716
Selling, general and administrative expenses	17,780	39,735	15,514	—	73,029

Operating (loss) income	(14,407)	194,001	15,095	—	194,689
Interest expense (income), net	40,714	14,692	(869)	—	54,537
Other expense (income), net	14,983	3,592	(5,287)	—	13,288
Early extinguishment of debt	4,659	—	—	—	4,659
Equity in income of consolidated subsidiaries	109,285	—	—	(109,285)	—
Franchise commission income (loss)	47,823	(42,084)	(5,739)	—	—

Income before income taxes	82,345	133,633	15,512	(109,285)	122,205
(Benefit from) provision for income taxes	(64,842)	34,431	5,429	—	(24,982)

Net income	$147,187	$99,202	$10,083	$(109,285)	$147,187

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW

FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$143,941	$149,838	$11,174	$(161,012)	$143,941
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	942	4,033	919	—	5,894
Amortization of deferred financing costs	1,248	—	—	—	1,248
Restricted stock compensation expense	53	—			53
Loss on settlement of hedge	5,381	—			5,381
Deferred tax (benefit) provision	(2,581)	19,582	(95)	—	16,906
Unrealized gain on derivative instruments	(5,097)	—	—	—	(5,097)
Accounting for equity investment	(5,000)	—	—	—	(5,000)
Allowance for doubtful accounts	117	195	240	—	552
Reserve for inventory obsolescence, other	—	3,704	923	—	4,627
Foreign curreny exchange rate loss	9,583	(2,303)	(9)	—	7,271
Early extinguishment of debt	47,368	—	—	—	47,368
Tax benefit of stock options exercised	7,319	—	—	—	7,319
Other items, net	—	(8)	(55)	—	(63)
Changes in cash due to:
Receivables	(1,105)	2,112	(146)	—	861
Inventories	—	3,270	(2,121)	—	1,149
Prepaid expenses	(468)	(1,234)	147	—	(1,555)
Intercompany receivables/payables	(61,219)	60,781	438	—	—
Accounts payable	(623)	(2,634)	2,694	—	(563)
Accrued liabilities	(7,327)	5,012	(1,154)	—	(3,469)
Deferred revenue	(100)	(302)	360	—	(42)
Income taxes	7,965	(1,266)	(381)	—	6,318

Cash provided by operating activities	140,397	240,780	12,934	(161,012)	233,099

Investing activities:
Capital expenditures	(427)	(3,636)	(966)	—	(5,029)
Advances, repayments and interest in equity investment	5,000	—	—	—	5,000
Cash paid for acquistions	—	(209,116)	(1,354)	—	(210,470)
Other items, net	(814)	(318)	11	—	(1,121)

Cash used for investing activities	3,759	(213,070)	(2,309)	—	(211,620)

Financing activities:
Net increase in short-term borrowings	576	422	—	—	998
Proceeds from borrowings	85,000	—	—	—	85,000
Payment of dividends	—	(24,239)	(13,338)	37,577	—
Parent company investment in subsidiaries	(144,945)	—	—	144,945	—
Payments on long-term debt	(49,502)	(8,945)	—	—	(58,447)
Proceeds from new term loan	227,326	—	—	—	227,326
Repayment of high-yield loan	(244,919)	—	—	—	(244,919)
Proceeds from settlement of hedge	2,710	—	—	—	2,710
Premium paid on extinguishment of debt and other costs	(42,980)	—	—	—	(42,980)
Deferred financing cost	(2,366)	—	—	—	(2,366)
Purchase of treasury stock	(28,815)	—	—	—	(28,815)
Proceeds from stock options exercised	2,003	—	—	—	2,003

Cash used for financing activities	(195,912)	(32,762)	(13,338)	182,522	(59,490)

Effect of exchange rate changes on cash and cash equivalents and other	19,232	877	5,324	(21,510)	3,923

Net (decrease) increase in cash and cash equivalents	(32,524)	(4,175)	2,611	—	(34,088)
Cash and cash equivalents, beginning of fiscal year	34,694	14,808	8,028	—	57,530

Cash and cash equivalents, end of fiscal year	$2,170	$10,633	$10,639	$—	$23,442

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$143,694	$151,137	$10,744	$(161,881)	$143,694
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	758	3,258	722	—	4,738
Amortization of deferred financing costs	1,313	—	—	—	1,313
Deferred tax (benefit) provision	(4,011)	8,498	79	—	4,566
Unrealized gain on derivative instruments	(174)	—	—	—	(174)
Allowance for doubtful accounts	19	184	30	—	233
Reserve for inventory obsolescence, other	(280)	3,034	—	—	2,754
Foreign currency exchange rate gain (loss)	19,332	(2,108)	—	—	17,224
Tax benefit of stock options exercised	6,331	—	—	—	6,331
Other items, net	(3)	26	(179)	—	(156)
Changes in cash due to:
Receivables	(765)	(4,671)	337	—	(5,099)
Inventories	280	(9,586)	(3,137)	—	(12,443)
Prepaid expenses	(1,190)	(4,777)	(3,164)	—	(9,131)
Intercompany receivables/payables	65,813	(67,863)	2,050	—	—
Accounts payable	195	(31)	1,430	—	1,594
Accrued liabilities	(1,465)	4,058	(628)	—	1,965
Deferred revenue	100	2,961	(935)	—	2,126
Income taxes	(13,850)	21,297	(2,044)	—	5,403

Cash provided by operating activities	216,097	105,417	5,305	(161,881)	164,938

Investing activities:
Capital expenditures	(515)	(3,549)	(825)	—	(4,889)
Cash paid for acquisitions	—	(68,148)	—	—	(68,148)
Other items, net	(591)	(177)	(59)	—	(827)

Cash used for investing activities	(1,106)	(71,874)	(884)	—	(73,864)

Financing activities:
Net (decrease) increase in short-term borrowings	(265)	519	—	—	254
Parent company investment in subsidiaries	(140,140)	—	—	140,140	—
Payment of dividends	(1,249)	(22,540)	(7,326)	29,866	(1,249)
Payments on long-term debt	(29,186)	(6,152)	—	—	(35,338)
Redemption of redeemable preferred stock	(25,000)				(25,000)
Net Parent advances	—	12	697	(709)	—
Cost of public equity offering	(850)				(850)
Proceeds from stock options exercised	1,694	—	—	—	1,694

Cash used for financing activities	(194,996)	(28,161)	(6,629)	169,297	(60,489)

Effect of exchange rate changes on cash and cash equivalents and other	8,469	622	1,932	(7,416)	3,607

Net increase (decrease) in cash and cash equivalents	28,464	6,004	(276)	—	34,192
Cash and cash equivalents, beginning of fiscal year	6,230	8,804	8,304	—	23,338

Cash and cash equivalents, end of fiscal year	$34,694	$14,808	$8,028	$—	$57,530

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$147,187	$99,202	$10,083	$(109,285)	$147,187
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	2,311	10,346	586	—	13,243
Amortization of deferred financing costs	2,097	—	—	—	2,097
Deferred tax (benefit) provision	(77,663)	6,594	—	—	(71,069)
Unrealized loss on derivative instruments	1,125	—	—	—	1,125
Accounting for equity investment	17,344	—	—	—	17,344
Allowance for doubtful accounts	6,123	207	—	—	6,330
Reserve for inventory obsolescence, other	—	2,718	—	—	2,718
Foreign currency exchange rate (gain) loss	(6,501)	29	(24)	—	(6,496)
Early extinguisment of debt	4,659	—	—	—	4,659
Other items, net	—	46	145	—	191
Changes in cash due to:
Receivables	4,279	(3,539)	(509)	—	231
Inventories	—	(10,531)	(1,364)	—	(11,895)
Prepaid expenses	(301)	(4,740)	(564)	—	(5,605)
Intercompany receivables/payables	151,062	(146,455)	(4,607)	—	—
Accounts payable	180	5,173	(152)	—	5,201
Accrued liabilities	2,546	(645)	1,242	—	3,143
Deferred revenue	—	6,295	995	—	7,290
Income taxes	(13,277)	19,057	90	—	5,870

Cash provided by (used for) operating activities	241,171	(16,243)	5,921	(109,285)	121,564

Investing activities:
Capital expenditures	(269)	(2,724)	(841)	—	(3,834)
Advances and interest to equity investment	(17,344)	—	—	—	(17,344)
Cash paid for acquisitions	—	(97,877)	—	—	(97,877)
Other items, net	310	(1,276)	(97)	—	(1,063)

Cash used for investing activities	(17,303)	(101,877)	(938)	—	(120,118)

Financing activities:
Net increase in short-term borrowings	175	573	—	—	748
Proceeds from borrowings	35,042	—	—	—	35,042
Parent company investment in subsidiaries	(240,936)	—	—	240,936	—
Payment of dividends	(1,500)	(4,893)	(3,732)	8,625	(1,500)
Payments on long-term debt	(3,466)	(22,347)	—	—	(25,813)
Deferred financing costs	(2,406)	—	—	—	(2,406)
Net Parent advances	—	142,449	995	(143,444)	—
Purchase of treasury stock	(27,132)	—	—	—	(27,132)
Cost of public equity offering	(1,017)	—	—	—	(1,017)
Proceeds from sale of common stock	525	—	—	—	525
Proceeds from stock options exercised	198	—	—	—	198

Cash (used for) provided by financing activities	(240,517)	115,782	(2,737)	106,117	(21,355)

Effect of exchange rate changes on cash and cash equivalents and other	(3,820)	(49)	(553)	3,168	(1,254)

Net (decrease) increase in cash and cash equivalents	(20,469)	(2,387)	1,693	—	(21,163)
Cash and cash equivalents, beginning of fiscal year	26,699	11,191	6,611	—	44,501

Cash and cash equivalents, end of fiscal year	$6,230	$8,804	$8,304	$—	$23,338

Report of Independent Auditors

To the Board of Directors and Shareholders
of Weight Watchers International, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page F-1 present fairly, in all material respects, the financial position of Weight Watchers International, Inc. and its subsidiaries at January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for each of the years ended January 3, 2004, December 28, 2002 and December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, on December 30, 2001, Weight Watchers International, Inc. adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

PricewaterhouseCoopers, LLP
New York, New York

February 16, 2004

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
FISCAL YEAR ENDED JANAURY 3, 2004
Allowance for doubtful accounts	$707	$557	$(238)	$1,026
Inventory reserves, other	$2,828	$5,439	$(5,601)	$2,666
FISCAL YEAR ENDED DECEMBER 28, 2002
Allowance for doubtful accounts	$726	$223	$(242)	$707
Inventory reserves, other	$2,709	$2,883	$(2,764)	$2,828
FISCAL YEAR ENDED DECEMBER 29, 2001
Allowance for doubtful accounts	$797	$6,330	$(6,401)	$726
Inventory reserves, other	$2,532	$2,718	$(2,541)	$2,709
Tax valuation allowance	$72,100	$—	$(72,100)	$—

(1)
Primarily represents the utilization of established reserves, net of recoveries.

EXHIBIT INDEX

Exhibit Number		Description
**2.1	—
Recapitalization and Stock Purchase Agreement, dated July 22, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and Artal International S.A. is incorporated herein by reference to Exhibit 2 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**2.2	—
Asset Purchase Agreement, dated as of March 31, 2003, by and among the WW Group, Inc., The WW Group East L.L.C., The WW Group West L.L.C., Cuida Kilos, S.A. de C.V., Weight Watchers North America, Inc. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K dated April 1, 2003.
**3.1	—
Amended and Restated Articles of Incorporation of Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 3.1 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.
**3.2	—
Amended and Restated By-laws of Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 3.2 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.
**3.3	—
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
**4.1	—
Senior Subordinated Dollar Notes Indenture, dated as of September 29, 1999, between Weight Watchers International, Inc. and Norwest Bank Minnesota, National Association is incorporated herein by reference to Exhibit 4.1 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**4.2	—
Supplemental Indenture, dated as of August 7, 2003, to the Senior Subordinated Dollar Notes Indenture, dated as of September 29, 1999, between Weight Watchers International, Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association) is incorporated herein by reference to Exhibit 4.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003.
**4.3	—
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
**4.4	—
Senior Subordinated Euro Notes Indenture, dated as of September 29, 1999, between Weight Watchers International Inc. and Norwest Bank Minnesota, National Association is incorporated herein by reference to Exhibit 4.2 with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.

**4.5	—
Supplemental Indenture, dated as of August 7, 2003, to the Senior Subordinated Euro Notes Indenture, dated as of September 29, 1999, between Weight Watchers International, Inc. and Wells Fargo Bank Minnesota, National Association (formerly known as Norwest Bank Minnesota, National Association) is incorporated herein by reference to Exhibit 4.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003.
**4.6	—
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
**4.7	—
Rights Agreement, dated as of November 15, 2001 between Weight Watchers International Inc. and Equiserve Trust Company, N.A. is incorporated herein by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-3 (File No. 333-89444) as filed on May 31, 2002.
**4.8	—
First Amendment dated as of November 4, 2003, to the Rights Agreement, dated as of November 15, 2001 by and between Weight Watchers International, Inc. and EquiServe Trust Company, N.A. is incorporated herein by reference to Exhibit 4.3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003.
**4.9	—
Specimen of stock certificate representing Weight Watchers International Inc.'s common stock, no par value is incorporated herein by reference to Exhibit 4.6 with Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001.
*10.1	—
Fifth Amended and Restated Credit Agreement, dated as of January 21, 2004, among Weight Watchers International, Inc., Credit Suisse First Boston, The Bank of Nova Scotia and various financial institutions.
**10.4	—
License Agreement, dated as of September 29, 1999, between WW Foods, LLC and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.4 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**10.7	—
LLC Agreement, dated as of September 29, 1999, between H.J. Heinz Company and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.7 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**10.8	—
Operating Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and H.J. Heinz Company is incorporated herein by reference to Exhibit 10.8 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.

**10.9	—
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
**10.10	—
Registration Rights Agreement, dated September 29, 1999, among WeightWatchers.com, Weight Watchers International, Inc., H.J. Heinz Company and Artal Luxembourg S.A. is incorporated herein by reference to Exhibit 10.10 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**10.11	—
Stockholders' Agreement, dated September 29, 1999, among WeightWatchers.com, Weight Watchers International, Inc., Artal Luxembourg S.A., H.J. Heinz Company is incorporated herein by reference to Exhibit 10.11 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**10.12	—
Letter Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and The Invus Group, LLC is incorporated herein by reference to Exhibit 10.12 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on March 2, 2000.
**10.13	—
Amendment to Letter Agreement, dated as of October 19, 2001, between Weight Watchers International, Inc. and The Invus Group, LLC is incorporated herein by reference to Exhibit 10.13 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.
**10.14	—
Amendment to Letter Agreement, dated as January 24, 2003 between Weight Watchers International, Inc. and The Invus Group, LLC is incorporated herein by reference to Exhibit 10.14 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002.
**10.15	—
Agreement of Lease, dated as of August 1, 1995, between Industrial & Research Associates Co. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.13 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on March 2, 2000.
**10.16	—
Lease Agreement, dated as of April 1, 1997, between Junto Investments and Weight Watchers North America, Inc. is incorporated herein by reference to Exhibit 10.14 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**10.17	—
Lease Agreement, dated as of August 31, 1995, between 89 State Line Limited Partnership and Weight Watchers North America, Inc. is incorporated herein by reference to Exhibit 10.15 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**10.18	—
Weight Watchers Savings Plan, dated as of October 3, 1999, as amended, is incorporated herein by reference to Exhibit 10.17 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.
**10.19	—
Weight Watchers Executive Profit Sharing Plan, dated as of October 4, 1999 is incorporated herein by reference to Exhibit 10.18 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended April 29, 2000.
**10.20	—
1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries is incorporated herein by reference to Exhibit 10.19 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended April29, 2000.

**10.21	—
WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries is incorporated herein by reference to Exhibit 10.20 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended April 29, 2000.
**10.22	—
Warrant Agreement, dated as of November 24, 1999, between WeightWatchers.com, Inc. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.20 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.23	—
Warrant Certificate of WeightWatchers.com No. 1, dated as of November 24, 1999 is incorporated herein by reference to Exhibit 10.21 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.24	—
Warrant Agreement, dated as of October 1, 2000, between WeightWatchers.com, Inc. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000.
**10.25	—
Warrant Certificate of WeightWatchers.com, Inc. No. 2, dated as of October 1, 2000 is incorporated herein by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000.
**10.26	—
Warrant Agreement, dated as of May 3, 2001, between WeightWatchers.com, Inc. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.
**10.27	—
Warrant Certificate of WeightWatchers.com, Inc., No. 3, dated as of May 3, 2001 is incorporated herein by reference to Exhibit 10.3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.
**10.28	—
Warrant Agreement, dated as of September 10, 2001 between WeightWatchers.com, Inc. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.29 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001
**10.29	—
Warrant Certificate WeightWatchers.com, Inc. No. 4, dated as of September 10, 2001 is incorporated herein by reference to Exhibit 10.30 filed with Amendment No. 1 to the Registrant's Registration Statement of Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.30	—
Second Amended and Restated Note, dated as of October 1, 2000, by WeightWatchers.com, Inc. to Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.24 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.31	—
Second Amended and Restated Collateral Assignment and Security Agreement, dated as of September 10, 2001, by WeightWatchers.com, Inc. in favor of Weight Watchers International, Inc. is incorporated herein by reference to Exhibit No. 10.31 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.32	—
Termination Agreement, dated as of November 5, 2001, between Weight Watchers International, Inc. and Artal Luxembourg S.A. is incorporated herein by reference to Exhibit No. 10.32 filed with Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001.

**10.33	—
Amended and Restated Co-Pack Agreement, dated as of September 13, 2001, between Weight Watchers International, Inc. and Nellson Nutraceutical, Inc. is incorporated herein by reference to Exhibit No. 10.33 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.34	—
Amended and Restated Intellectual Property License Agreement, dated as of September 10, 2001, between Weight Watchers International, Inc. and WeightWatchers.com, Inc. is incorporated herein by reference to Exhibit No. 10.34 filed with Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001.
**10.35	—
Service Agreement, dated as of September 10, 2001, between Weight Watchers International, Inc. and WeightWatchers.com, Inc. is incorporated herein by reference to Exhibit No. 10.35 filed with Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001.
**10.36	—
Corporate Agreement, dated as of September 10, 2001, between Weight Watchers International, Inc. and WeightWatchers.com, Inc. and Artal Luxembourg S.A. is incorporated herein by reference to Exhibit No. 10.36 filed with Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001.
**10.37	—
Registration Rights Agreement dated as of September 29, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and Artal Luxembourg S.A. is incorporated herein by reference to Exhibit No. 10.38 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
*10.38	—
Form of Continuity Agreement, dated as of October 10, 2003, between Weight Watchers International, Inc. and certain key executives (Chief Executive Officer, Chief Financial Officer and General Counsel).
*10.39	—	Form of Continuity Agreement, dated as of October 10, 2003, between Weight Watchers International, Inc. and certain key executives (certain other key executives).
**21.	—
Subsidiaries of Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 21 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
*23.1	—	Consent of Independent Auditors.
*31.1	—	Rule 13a-14(a) Certification by Linda Huett, President and Chief Executive Officer.
*31.2	—	Rule 13a-14(a) Certification by Ann M. Sardini, Vice President and Chief Financial Officer.
***32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

**
Previously filed.

***
Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Form 10-K and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing, under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on his behalf by the undersigned, thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.
Date: March 18, 2004	By:	/s/ LINDA HUETT
Linda Huett President, Chief Executive Officer and Director (Principal Executive Officer)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2004	By:	/s/ LINDA HUETT Linda Huett President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 18, 2004	By:	/s/ ANN M. SARDINI Ann M. Sardini Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 18, 2004	By:	/s/ RAYMOND DEBBANE Raymond Debbane Director
Date: March 18, 2004	By:	/s/ JONAS M. FAJENBAUM Jonas M. Fajgenbaum Director
Date: March 18, 2004	By:	/s/ SACHA LAINOVIC Sacha Lainovic Director
Date: March 18, 2004	By:	/s/ CHRISTOPHER J. SOBECKI Christopher J. Sobecki Director
Date: March 18, 2004	By:	/s/ SAM K. REED Sam K. Reed Director
Date: March 18, 2004	By:	/s/ MARSHA JOHNSON EVANS Marsha Johnson Evans Director
Date: March 18, 2004	By:	/s/ JOHN F. BARD John F. Bard Director
Date: March 18, 2004	By:	/s/ PHILIPPE J. AMOUYAL Philippe J. Amouyal Director

QuickLinks

PART I
PART II
SELECTED FINANCIAL DATA (In millions, except per share amounts)
Revenue Sources
Attendance in Company-Owned Operations
Acquisitions
Long-Term Debt As of January 3, 2004
PART III
Summary Compensation Table
Option Grants For the Fiscal Year Ended January 3, 2004
Individual Grants
Equity Compensation Plan Information
PART IV
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE COVERED BY REPORT OF INDEPENDENT AUDITORS ITEMS 15(a) 1&2
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AT (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL CONSOLIDATING BALANCE SHEET AS OF JANUARY 3, 2004 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL CONSOLIDATING BALANCE SHEET AS OF DECEMBER 28, 2002 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS FOR THE FISCAL YEAR ENDED JANUARY 3, 2004 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW FOR THE FISCAL YEAR ENDED JANUARY 3, 2004 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOW FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001 (IN THOUSANDS)
Report of Independent Auditors
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (IN THOUSANDS)
EXHIBIT INDEX
SIGNATURES
SIGNATURES