Form 10-Q
period 2004-04-03
WEIGHT WATCHERS INTERNATIONAL INC
filed 2004-05-13
CIK 105319

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

Commission File No. 000-03389

WEIGHT WATCHERS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization	11-6040273 (I.R.S. Employer Identification No.)
175 Crossways Park West, Woodbury, New York 11797-2055 (Address of principal executive offices) (Zip code)
Registrant's telephone number, including area code:	(516) 390-1400

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

        The number of common shares outstanding as of April 30, 2004 was 105,895,759.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	April 3, 2004	January 3, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,367	$23,442
Receivables, net	21,024	18,545
Inventories, net	30,854	39,110
Prepaid expenses and other current assets	27,016	33,528

TOTAL CURRENT ASSETS	116,261	114,625
Property and equipment, net	17,992	15,747
Franchise rights acquired	496,196	496,261
Goodwill	23,797	23,779
Trademarks and other intangible assets, net	4,703	2,454
Deferred income taxes	96,228	109,799
Deferred financing costs and other noncurrent assets	6,822	7,023

TOTAL ASSETS	$761,999	$769,688

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$1,500	$15,554
Accounts payable	21,807	22,287
Accrued interest	1,758	2,358
Accrued liabilities	57,374	52,820
Income taxes payable	37,462	24,624
Deferred revenue	30,900	16,527

TOTAL CURRENT LIABILITIES	150,801	134,170
Long-term debt	433,433	454,320
Other	—	10

TOTAL LIABILITIES	584,234	588,500
SHAREHOLDERS' EQUITY
Common stock, $0 par; 1,000,000 shares authorized; 111,988 shares issued and outstanding	—	—
Treasury stock, at cost, 6,409 shares at April 3, 2004 and 5,639 shares at January 3, 2004	(89,064)	(48,421)
Deferred compensation	(341)	(214)
Retained earnings	261,928	223,557
Accumulated other comprehensive income	5,242	6,266

TOTAL SHAREHOLDERS' EQUITY	177,765	181,188

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$761,999	$769,688

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	April 3, 2004	March 29, 2003
Meeting fees, net	$180,475	$153,485
Product sales and other, net	100,892	97,994

Revenues, net	281,367	251,479
Cost of revenues	130,956	113,278

Gross profit	150,411	138,201
Marketing expenses	46,538	41,494
Selling, general and administrative expenses	21,657	17,293

Operating income	82,216	79,414
Interest expense, net	4,400	10,086
Other (income)/expense, net	(3,733)	3,113
Early extinguishment of debt	3,254	—

Income before income taxes and cumulative effect of accounting change	78,295	66,215
Provision for income taxes	29,597	25,634

Income before cumulative effect of accounting change	48,698	40,581
Cumulative effect of accounting change, net of tax	(11,941)	—

Net income	$36,757	$40,581

Basic Earnings Per Share:
Income before cumulative effect of accounting change	$0.46	$0.38
Cumulative effect of accounting change	(0.11)	—

Net income	$0.35	$0.38

Diluted Earnings Per Share:
Income before cumulative effect of accounting change	$0.45	$0.37
Cumulative effect of accounting change	(0.11)	—

Net income	$0.34	$0.37

Weighted average common shares outstanding:
Basic	106,013	106,440

Diluted	108,563	109,686

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock
			Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Deferred Compensation		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at December 28, 2002	111,988	$—	5,711	$(23,061)		$(3,873)	$73,482	$46,548
Comprehensive Income:
Net income							143,941	143,941
Translation adjustment, net of taxes of $4,116						7,733		7,733
Change in fair value of derivatives accounted for as hedges, net of taxes of $1,687						2,406		2,406

Total Comprehensive Income								154,080

Stock options exercised			(856)	3,455			(1,452)	2,003
Tax benefit of stock options exercised							7,319	7,319
Purchase of treasury stock			784	(28,815)				(28,815)
Restricted stock issued to employees					(267)		267	—
Compensation expense on restricted stock awards					53			53

Balance at January 3, 2004	111,988	$—	5,639	$(48,421)	$(214)	$6,266	$223,557	$181,188
Comprehensive Income:
Net income							36,757	36,757
Translation adjustment, net of taxes						(1,122)		(1,122)
Change in fair value of derivatives accounted for as hedges, net of taxes						98		98

Total Comprehensive Income								35,733

Stock options exercised			(346)	1,397			(514)	883
Tax benefit of stock options exercised							1,945	1,945
Purchase of treasury stock			1,116	(42,040)				(42,040)
Restricted stock issued to employees					(163)		163	—
Compensation expense for restricted stock issued to employees					36			36
Cumulative effect of accounting change							20	20

Balance at April 3, 2004	111,988	$—	6,409	$(89,064)	$(341)	$5,242	$261,928	$177,765

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended
	April 3, 2004	March 29, 2003
Cash provided by operating activities	$85,174	$101,471

Investing activities:
Capital expenditures	(1,017)	(1,332)
Repayments from equity investment	4,917	—
Other items, net	(100)	(246)

Cash provided by/(used for) investing activities	3,800	(1,578)

Financing activities:
Net decrease in short-term borrowings	(1,209)	(1,415)
Net proceeds from revolver	270,000	—
Payments of long-term debt	(454,555)	(3,672)
Proceeds from new term loan	150,000	—
Premium paid on extinguishment of debt and other costs	(321)	—
Proceeds from stock options exercised	883	840
Repurchase of treasury stock	(42,040)	—
Deferred financing costs	(2,534)	—

Cash used for financing activities	(79,776)	(4,247)

Effect of exchange rate changes on cash/cash equivalents and other	(966)	(160)

Net increase in cash and cash equivalents	8,232	95,486
Cumulative effect of accounting change	5,693	—
Cash and cash equivalents, beginning of period	23,442	57,530

Cash and cash equivalents, end of period	$37,367	$153,016

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc., its majority-owned subsidiaries and entities required to be consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities," ("FIN 46R"). The term "WWI" as used throughout this document is used to indicate Weight Watchers International and its majority-owned subsidiaries. The term "the Company" as used throughout this document is used to indicate WWI as well as entities required to be consolidated under FIN 46R. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments and adjustments required upon adoption of FIN 46R) necessary for a fair presentation.

        Management's Discussion and Analysis of Financial Condition and Results of Operation, which follows these notes, contains additional information on the results of operations, the financial position and cash flows of the Company. Those comments should be read in conjunction with these notes. The Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004 includes additional information about the Company, its results of operations, its financial position and its cash flows, and should be read in conjunction with this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards:

        On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), to clarify when an entity should consolidate another entity known as a variable interest entity ("VIE"). This standard required that, under certain circumstances, separate businesses with some common ownership be consolidated for financial reporting purposes. Upon adoption of the original FIN 46, we would not have met those circumstances, and we therefore would not have consolidated WeightWatchers.com's financial statements.

        On December 24, 2003, the FASB issued FIN 46R, which completely replaced FIN 46. FIN 46R is applicable for financial statements issued for reporting periods after March 15, 2004. FIN 46R requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses, will receive a majority of the VIE's expected residual returns, or both.

        Based on the revisions in this regulation, the Company was required to reevaluate its relationship with its affiliate and licensee, WeightWatchers.com. The Company determined this entity was a variable interest entity and that the Company was its primary beneficiary. Accordingly, the Company has consolidated WeightWatchers.com effective April 3, 2004. Therefore, the Company's consolidated balance sheet at April 3, 2004 includes the balance sheet of WeightWatchers.com. All intercompany balances have been eliminated in consolidation. In accordance with the provisions of FIN 46R, the Company recorded a charge for the cumulative effect of this accounting change of $11,941 net of taxes for the quarter ended April 3, 2004. This charge reflects the cumulative impact to the Company's results of operations had WeightWatchers.com been consolidated since inception, September 1999. Effective at the beginning of the second fiscal quarter of 2004, the Company's consolidated statement of operations will include the results of WeightWatchers.com. See Notes 9 and 12 for further information regarding WeightWatchers.com.

Reclassification:

        Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Acquisitions

        All acquisitions have been accounted for under the purchase method of accounting and, accordingly, earnings have been included in the consolidated operating results of the Company since the date of acquisition. During the first quarter of fiscal 2004 and the full year fiscal 2003, the Company acquired certain assets of its franchises as outlined below.

        On November 30, 2003, the Company completed the acquisition of certain assets of its franchisees, Weight Watchers of Dallas, Inc. and Pedebud, Inc. (d/b/a Weight Watchers of Northern New Mexico), pursuant to the terms of a combined asset purchase agreement with these two entities (collectively "Dallas/New Mexico") and the Company. The purchase price was $27,200 plus assumed liabilities of $300, and was allocated to franchise rights ($26,874), property and equipment ($412), and inventory ($214). The acquisition was financed through cash from operations. Pro forma results of operations, assuming this acquisition had been completed at the beginning of each period presented, would not differ materially from the reported results.

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

        The following table presents unaudited pro forma financial information that reflects the consolidated operations of the Company and the acquired franchises of the WW Group as if the acquisition had occurred as of the beginning of fiscal 2003. The pro forma financial information does not give effect to any synergies that might have resulted nor any discontinued expenses from the acquisition of the WW Group. Such discontinued expenses are estimated by management to be approximately $3,100 for the three months ended March 29, 2003. These expenses relate to corporate expenses of the owners of the WW Group and other indirect expenses of non-acquired franchises for this period. This pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated companies.

Pro Forma
For the three months ended March 29, 2003
Revenue	$267,797
Net income	$39,333
Diluted earnings per share	$0.37

        During fiscal 2003, the Company also completed the acquisition of franchises in Mexico and Hong Kong, as well as a third party entity, Easy Slim, for a total purchase price of $1,271, which was paid with cash from operations. As a result of these three acquisitions, the Company recorded goodwill of $395 and franchise rights acquired of $1,326. Pro forma results of operations, assuming these acquisitions had been completed at the beginning of each period presented, would not differ materially from the reported results.

3. Goodwill and Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company no longer amortizes goodwill or other indefinite lived intangible assets. The Company performed a fair value impairment test as of January 3, 2004 on its goodwill and other indefinite lived intangible assets and determined that no impairment was evident. Unamortized goodwill is due mainly to the acquisition of the Company by the H.J. Heinz Company in 1978. The balance in goodwill increased from January 3, 2004 to April 3, 2004, primarily due to additional transaction costs. Franchise rights acquired are due mainly to acquisitions of the Company's franchised territories. For the three months ended April 3, 2004, franchise acquisition costs decreased due to the impact of foreign currency fluctuations.

        Also, in accordance with SFAS No. 142, aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $273 and $213 for the three months ended April 3, 2004 and March 29, 2003, respectively.

        The carrying amount of the Company's finite-lived intangible assets was as follows:

	April 3, 2004		January 3, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software cost	$3,950	$2,318	$1,879	$1,206
Trademarks	7,705	6,935	7,600	6,879
Non-compete agreement	1,200	900	1,200	875
Website development costs	10,666	9,336	—	—
Other	4,003	3,332	4,003	3,268

	$27,524	$22,821	$14,682	$12,228

        Estimated amortization expense on the Company's finite lived intangible assets for the next five fiscal years is as follows:

Remainder of 2004	$1,681
2005	$1,556
2006	$683
2007	$198
2008	$119

4. Long-Term Debt

        The Company's Credit Agreement, as amended on January 16, 2001, December 21, 2001, April 1, 2003 and August 21, 2003 (the "Credit Facility") consists of Term Loans, a Revolver and transferable loan certificate ("TLC").

        In January 2004, the Company refinanced its Credit Facility as follows: the Term Loan A, Term Loan B, and the TLC in the aggregate amount of $454,180 were repaid and replaced with a new Term Loan B in the amount of $150,000 and borrowings under the Revolver of $310,000. In connection with this refinancing, available borrowings under the Revolver were increased from $45,000 to $350,000.

        Due to the early extinguishment of the Term Loans resulting from this refinancing, we recognized expenses of $3,254 for the three months ended April 3, 2004, which included the write-off of unamortized debt issuance costs of $2,933 and $321 of fees associated with the transaction.

        The Term Loan B and the Revolver bear interest at a rate equal to LIBOR plus 1.75% or, at the Company's option, the alternate base rate (as defined in the Credit Facility) plus 0.75%. In addition to paying interest on outstanding principal under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at a rate equal to 0.375% per year.

        The Credit Facility contains covenants that place restrictions on the Company's ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The Credit Facility also requires the Company to maintain specified financial ratios and satisfy financial condition tests.

        The Company's obligations under its Senior Subordinated Notes are subordinate and junior in right of payment to all of its existing and future indebtedness, including all indebtedness under the Credit Facility. The Company or its affiliates, including entities related to Artal Luxembourg, may from time to time, depending on market conditions purchase the Notes in the open market or by other means.

5. Treasury Stock

        On October 9, 2003, the Company's Board of Directors authorized a program to repurchase up to $250,000 of the Company's outstanding stock. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Luxembourg or its affiliates under the program. In the first quarter of 2004, the Company purchased 1,116 shares of stock in the open market at a total cost of $42,040.

6. Earnings Per Share

        Basic earnings per share ("EPS") computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS includes the weighted average number of common shares outstanding and the effect of dilutive common stock equivalents.

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	April 3, 2004	March 29, 2003
Numerator:
Income before cumulative effect of accounting change	$48,698	$40,581
Cumulative effect of accounting change, net of tax	(11,941)	—

Net income	$36,757	$40,581

Denominator:
Weighted-average shares	106,013	106,440
Effect of dilutive stock options	2,550	3,246

Denominator for diluted EPS- Weighted-average shares	108,563	109,686

Basic EPS:
Income before cumulative effect of accounting change	$0.46	$0.38
Cumulative effect of accounting change, net of tax	(0.11)	—

Net income	$0.35	$0.38

Diluted EPS:
Income before cumulative effect of accounting change	$0.45	$0.37
Cumulative effect of accounting change, net of tax	(0.11)	—

Net income	$0.34	$0.37

        For the three months ended April 3, 2004 and March 29, 2003, 387 and 325 stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were anti-dilutive.

7. Stock Plans

        The Company has stock-based employee compensation plans and, as permitted by SFAS No. 123, continues to apply the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No compensation expense for employee stock options is reflected in earnings, as all options granted under the plans had an exercise price equal to the market value of the common stock on the date of grant.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended
	April 3, 2004	March 29, 2003
Net income, as reported	$36,757	$40,581
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all stock option awards, net of related tax effect	719	458

Pro forma net income	$36,038	$40,123

EPS:
Basic-as reported	$0.35	$0.38

Basic-pro forma	$0.34	$0.38

Diluted-as reported	$0.34	$0.37

Diluted-pro forma	$0.33	$0.37

8. Income Taxes

        The effective tax rate for the three months ended April 3, 2004 and March 29, 2003 was 37.8% and 38.7%, respectively. For the three months ended April 3, 2004 and March 29, 2003, the primary differences between the U.S. federal statutory tax rate and the Company's effective tax rate were state income taxes, offset by lower statutory tax rates in certain foreign jurisdictions.

9. WeightWatchers.com

        WeightWatchers.com was formed on September 22, 1999 to develop and market safe, sensible online weight management products on the Internet. WeightWatchers.com provides these weight management products to consumers through access to specified areas of its website, on a monthly subscription basis. It also provides online marketing services to WWI.

Loan Agreement:

        Pursuant to the amended loan agreement dated September 10, 2001 between WWI and WeightWatchers.com, through fiscal 2001 WWI provided loans to WeightWatchers.com aggregating $34,500. WWI has no further obligation to provide funding to WeightWatchers.com. As WeightWatchers.com was considered an equity investee until April 3, 2004, and WWI was the only entity providing funding through fiscal 2001, WWI reduced its loan receivable balances by 100% of WeightWatchers.com's losses. Additionally, the remaining loan receivable balances were reviewed for impairment on a quarterly basis and, accordingly, during fiscal 2001, WWI recorded a full valuation allowance against the remaining balances. Beginning on January 1, 2002, the loan bears interest at 13% per year, and beginning March 31, 2002, interest has been and shall be paid to WWI semi-annually. All principal outstanding under the agreement is payable in six semi-annual installments commencing on March 31, 2004. WWI recorded interest income on the loan for the three months ended April 3, 2004 and March 29, 2003 of $949 and $1,118, respectively. The interest receivable balance as of January 3, 2004 was $1,009 and was included within receivables, net. In the first quarter of 2004, WWI recorded in other income a loan repayment of $4,917.

Intellectual Property License:

        WWI entered into an amended and restated intellectual property license agreement dated September 29, 2001 with WeightWatchers.com. In fiscal 2002, WWI began earning royalties pursuant to the agreement. For the three months ended April 3, 2004 and March 29, 2003, WWI recorded royalty income of $1,954 and $1,619, respectively, which is included in product sales and other, net. The royalty receivable balance as of January 3, 2004 was $1,758 and was included within receivables, net.

Service Agreement:

        Simultaneous with the signing of the amended and restated intellectual property license agreement, WWI entered into a service agreement with WeightWatchers.com under which WeightWatchers.com provides certain types of services. WWI is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses. WWI recorded service expense for the three months ended April 3, 2004 and March 29, 2003 of $558 and $380, respectively, which was included in marketing expenses. The accrued service payable at January 3, 2004 was $1,223 and was netted against receivables, net.

        Beginning in the second quarter of 2004, all income/(expense) associated with the aforementioned agreements will be recorded as intercompany activity with WeightWatchers.com and eliminated in consolidation in accordance with FIN 46R.

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

11. Derivative Instruments and Hedging

        The Company enters into forward and swap contracts to hedge transactions denominated in foreign currencies in order to reduce currency risk associated with fluctuating exchange rates. These contracts are used primarily to hedge certain foreign currency cash flows and for payments arising from some of the Company's foreign currency denominated debt obligations. In addition, the Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of April 3, 2004 and March 29, 2003, the Company held currency and interest rate swap contracts to purchase certain foreign currencies with notional amounts totaling $209,156 and $67,936, respectively. The Company also held separate currency and interest rate swap contracts to sell foreign currencies of $210,178 and $71,874, respectively. The Company is hedging forecasted transactions for periods not exceeding the next twelve months. At April 3, 2004, the Company estimates that derivative losses of $173, net of income taxes, reported in accumulated other comprehensive income (loss) will be reclassified to the Statement of Operations within the next twelve months.

        As of April 3, 2004, cumulative losses of $173 ($283 before taxes) for qualifying hedges were reported as a component of accumulated other comprehensive loss. The Company discontinued certain of its cash flow hedges that were associated with the euro denominated Notes that were extinguished in the third quarter of fiscal 2003. In addition, the ineffective portion of changes in fair values of qualifying cash flow hedges was not material. Prior to the extinguishment of the euro Notes, the Company hedged 24% of the outstanding principal of the euro Notes via forward contracts. As such, to offset gains or losses from changes in foreign exchange rates related to the euro Notes for the three months ended March 29, 2003, the Company reclassified gains of $502 ($823 before taxes) from accumulated other comprehensive income (loss) to other (income)/expense, net. Subsequent to the extinguishment of its euro Notes, the Company is currently 100% hedged for foreign currency fluctuations related to the remaining balance of its euro Notes. For the three months ended April 3, 2004 fair value adjustments for non-qualifying hedges resulted in a reduction to net income of $202 ($330 before taxes) included within other expense, net.

12. Segment Data

        Effective with the adoption of FIN 46R in the first quarter of 2004 (See Note 1), the Company now has two reportable operating segments: Weight Watchers International and WeightWatchers.com. Since these are two separate and distinct businesses, the financial information for each company is maintained and managed separately. The results of operations and assets for each of these segments are derived from each company's financial reporting system. All intercompany activity is eliminated in consolidation. Since FIN 46R was adopted as of the last day of the quarter, WeightWatchers.com's results of operations for the quarter ended April 3, 2004 have been included in the charge for the cumulative effect of accounting change. Therefore, a measure of profitability by segment is not presented for this quarter. For the same reason, comparative financial information by segment is not presented.

        Identifiable assets by reporting segment are as follows at April 3, 2004:

Weight Watchers International	$758,467
WeightWatchers.com	13,901
Elimination of intercompany activity	(10,369)

Total assets	$761,999

13. Subsequent Event

        Effective May 9, 2004, the Company completed the acquisition of certain assets of its Washington D.C. area franchisee, F-W Family Corp. (d/b/a Weight Watchers of Washington, D.C.) for a purchase price of $30,500, which will be financed through additional borrowings under our Credit Facility. Due to the timing of this acquisition, the Company has not yet completed the purchase price allocation.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
AS OF APRIL 3, 2004
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,053	$18,423	$16,891	$—	$37,367
Receivables, net	4,133	12,896	3,995	—	21,024
Inventories, net	—	22,505	8,349	—	30,854
Prepaid expenses and other current assets	(923)	23,214	4,725	—	27,016
Intercompany (payables) receivables	(169,088)	173,853	(4,765)	—	—

TOTAL CURRENT ASSETS	(163,825)	250,891	29,195	—	116,261
Investment in consolidated subsidiaries	742,061	—	—	(742,061)	—
Property and equipment, net	1,284	12,050	4,658	—	17,992
Franchise rights acquired	3,384	491,917	895	—	496,196
Goodwill	23,390	407	—	—	23,797
Trademarks and other intangible assets, net	1,384	994	2,325	—	4,703
Deferred income taxes	28,514	68,551	(837)	—	96,228
Deferred financing costs and other noncurrent assets	4,503	1,250	1,069	—	6,822

TOTAL ASSETS	$640,695	$826,060	$37,305	$(742,061)	$761,999

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$1,500	$—	$—	$—	$1,500
Accounts payable	1,491	12,740	7,576	—	21,807
Accrued interest	1,749	—	9	—	1,758
Accrued liabilities	11,849	27,941	17,584	—	57,374
Income taxes payable	(14,297)	51,655	104	—	37,462
Deferred revenue	100	23,137	7,663	—	30,900

TOTAL CURRENT LIABILITIES	2,392	115,473	32,936	—	150,801
Long-term debt	433,433	—	—	—	433,433

TOTAL LIABILITIES	435,825	115,473	32,936	—	584,234
Shareholders' equity	204,870	710,587	4,369	(742,061)	177,765

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$640,695	$826,060	$37,305	$(742,061)	$761,999

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 3, 2004
(IN THOUSANDS)

	Parent Company	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,170	$10,633	$10,639	$—	$23,442
Receivables, net	4,474	12,219	1,852	—	18,545
Inventories, net	—	27,482	11,628	—	39,110
Prepaid expenses and other current assets	1,372	24,243	7,913	—	33,528
Intercompany (payables) receivables	(177,601)	164,838	12,763	—	—

TOTAL CURRENT ASSETS	(169,585)	239,415	44,795	—	114,625
Investment in consolidated subsidiaries	701,897	—	—	(701,897)	—
Property and equipment, net	1,317	12,324	2,106	—	15,747
Franchise rights acquired	3,384	491,948	929	—	496,261
Goodwill	23,385	394	—	—	23,779
Trademarks and other intangible assets	1,364	1,090	—	—	2,454
Deferred income taxes	38,495	72,136	(832)	—	109,799
Deferred financing costs and other noncurrent assets	5,268	1,240	515	—	7,023

TOTAL ASSETS	$605,525	$818,547	$47,513	$(701,897)	$769,688

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$15,062	$492	$—	$—	$15,554
Accounts payable	1,168	12,876	8,243	—	22,287
Accrued interest	2,152	206	—	—	2,358
Other accrued liabilities	15,051	29,233	8,536	—	52,820
Income taxes (receivable) payable	(15,004)	39,546	82	—	24,624
Deferred revenue	—	14,662	1,865	—	16,527

TOTAL CURRENT LIABILITIES	18,429	97,015	18,726	—	134,170
Long-term debt	405,908	48,412	—	—	454,320
Other	—	(18)	28	—	10

TOTAL LIABILITIES	424,337	145,409	18,754	—	588,500
Shareholders' equity	181,188	673,138	28,759	(701,897)	181,188

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$605,525	$818,547	$47,513	$(701,897)	$769,688

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 3, 2004
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$3,241	$221,089	$57,037	$—	$281,367
Cost of revenues	—	99,576	31,380	—	130,956

Gross profit	3,241	121,513	25,657	—	150,411
Marketing expenses	1,337	33,296	11,905	—	46,538
Selling, general and administrative expenses	4,769	12,503	4,385	—	21,657

Operating (loss) income	(2,865)	75,714	9,367	—	82,216
Interest expense (income), net	3,410	1,104	(114)	—	4,400
Other expenses (income), net	(4,003)	206	64	—	(3,733)
Early extinguishment of debt	3,254	—	—	—	3,254
Equity in income of consolidated subsidiaries	40,683	—	—	(40,683)	—
Franchise commission income (loss)	22,225	(18,976)	(3,249)	—	—

Income before income taxes and cumulative effect of accounting change	57,382	55,428	6,168	(40,683)	78,295
Provision for income taxes	8,684	18,602	2,311	—	29,597

Income before cumulative effect of accounting change	48,698	36,826	3,857	(40,683)	48,698
Cumulative effect of accounting change	(11,941)	—	—	—	(11,941)

Net income	$36,757	$36,826	$3,857	$(40,683)	$36,757

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 29, 2003
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$2,882	$203,859	$44,738	$—	$251,479
Cost of revenues	75	88,838	24,365	—	113,278

Gross profit	2,807	115,021	20,373	—	138,201
Marketing expenses	480	32,614	8,400	—	41,494
Selling, general and administrative expenses	3,059	10,812	3,422	—	17,293

Operating (loss) income	(732)	71,595	8,551	—	79,414
Interest expense (income), net	7,945	2,305	(164)	—	10,086
Other expenses (income), net	2,524	600	(11)	—	3,113
Equity in income of consolidated subsidiaries	52,333	—	—	(52,333)	—
Franchise commission income (loss)	19,052	(17,057)	(1,995)	—	—

Income before income taxes	60,184	51,633	6,731	(52,333)	66,215
Provision for income taxes	19,603	4,025	2,006	—	25,634

Net income	$40,581	$47,608	$4,725	$(52,333)	$40,581

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 3, 2004
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$67,192	$57,474	$1,191	$(40,683)	$85,174

Investing activities:
Capital expenditures	(110)	(751)	(156)	—	(1,017)
Repayments from equity investment	4,917	—	—	—	4,917
Other items, net	(150)	23	27	—	(100)

Cash provided by (used for) investing activities	4,657	(728)	(129)	—	3,800

Financing activities:
Net decrease in short-term borrowings	(1,051)	(158)	—	—	(1,209)
Net proceeds from revolver	270,000	—	—	—	270,000
Parent company investment in subsidiaries	(40,164)	—	—	40,164	—
Payments of long-term debt	(405,652)	(48,903)	—	—	(454,555)
Proceeds from new term loan	150,000	—	—	—	150,000
Premium paid on extinguishment of debt and other costs	(321)	—	—	—	(321)
Proceeds from stock options exercised	883	—	—	—	883
Repurchase of treasury stock	(42,040)	—	—	—	(42,040)
Deferred financing costs	(2,534)	—	—	—	(2,534)

Cash used for financing activities	(70,879)	(49,061)	—	40,164	(79,776)

Effect of exchange rate changes on cash/cash equivalents and other	(1,087)	105	(503)	519	(966)

Net (decrease) increase in cash and cash equivalents	(117)	7,790	559	—	8,232
Cumulative effect of accounting change	—	—	5,693	—	5,693
Cash and cash equivalents, beginning of period	2,170	10,633	10,639	—	23,442

Cash and cash equivalents, end of period	$2,053	$18,423	$16,891	$—	$37,367

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 29, 2003
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$125,005	$21,577	$6,806	$(51,917)	$101,471

Investing activities:
Capital expenditures	(62)	(1,103)	(167)	—	(1,332)
Other items, net	(240)	(31)	25	—	(246)

Cash used for investing activities	(302)	(1,134)	(142)	—	(1,578)

Financing activities:
Net decrease in short-term borrowings	(475)	(940)	—	—	(1,415)
Parent company investment in subsidiaries	(48,469)	—	—	48,469	—
Payment of dividends	—	(4,694)	(691)	5,385	—
Payments of long-term debt	(3,526)	(146)	—	—	(3,672)
Proceeds from stock options exercised	840	—	—	—	840

Cash used for financing activities	(51,630)	(5,780)	(691)	53,854	(4,247)

Effect of exchange rate changes on cash/cash equivalents and other	1,794	(268)	251	(1,937)	(160)

Net (decrease) increase in cash and cash equivalents	74,867	14,395	6,224	—	95,486
Cash and cash equivalents, beginning of period	34,694	14,808	8,028	—	57,530

Cash and cash equivalents, end of period	$109,561	$29,203	$14,252	$—	$153,016

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

        The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 3, 2004 that includes additional information about us, our results of operations, our financial position and our cash flows. Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, in particular, statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have used the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," and similar expressions in this Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

  •
  competition, including price competition with self-help, pharmaceutical, surgical, dietary supplements and meal replacement products, and other weight-loss brands, diets, programs and products;

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

Critical Accounting Policies

        For a discussion of the critical accounting policies affecting us, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Significant Accounting Policies" beginning on page 17 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Other than the accounting for website development costs (as explained further below), the critical accounting policies affecting us have not changed since January 3, 2004.

        Pursuant to Emerging Issues Task Force No. 00-2, "Web Site Development Costs," ("EITF 00-2"), WeightWatchers.com applies American Institute of Certified Public Accountants Statement of Position No. 98-1 to account for web site development costs. In accordance with EITF 00-2, WeightWatchers.com expenses all costs incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing the software, once the development has reached the application development stage. Application development stage costs generally include software configuration, coding installation to hardware and testing. These costs are amortized over their estimated useful life of eighteen months. All costs incurred for upgrades, maintenance and enhancements, including the cost of web site content that does not result in additional functionality, are expensed as incurred.

Results of Operations

        Figures are rounded to the nearest one hundred thousand; percentage changes are based on rounded figures. Attendance percentage changes are based on rounded figures to the nearest thousand.

        At the beginning of the second quarter of 2003, we acquired certain assets of The WW Group, Inc. and its affiliate franchises (the "WW Group") consisting of eight territories and adding approximately 5 million attendances on an annual basis (based on 2002 actuals as reported by the WW Group). The information reported here for the three months ended April 3, 2004 includes the results of the WW Group.

Comparison of the three months ended April 3, 2004 to the three months ended March 29, 2003

        Net revenues were $281.4 million for the three months ended April 3, 2004, an increase of $29.9 million, or 11.9%, from $251.5 million for the three months ended March 29, 2003. The 11.9% increase in net revenues was partially the result of 10.4% attendance growth including the impact of acquisitions, which drove a $27.0 million increase in classroom meeting fees. In addition, product sales rose by $4.5 million in this quarter versus the comparable period a year ago, as did advertising revenues and licensing and publication royalties, by $1.1 million. These increases were partially offset by a $2.7 million decrease in franchise revenue related to our acquisition of two franchises. Within the total $29.9 million increase in net revenues in the first quarter 2004 is a benefit from foreign currency exchange rates of approximately $17.6 million. Excluding the impact of foreign currency translation, meeting fees and product sales increased 7.7% internationally.

        For the three months ended April 3, 2004, total classroom meeting fees were $180.5 million, an increase of $27.0 million, or 17.6%, from $153.5 million in the three months ended March 29, 2003. Total attendances reached 18.0 million versus 16.3 million in the prior year quarter. In North American company-owned operations (NACO), first quarter 2004 classroom meeting fees were $107.2 million, up 12.3% from $95.5 million in last year's first quarter. Including acquisitions, NACO attendance grew 11.8% in the quarter over the prior year comparable period. Excluding the impact of the WW Group franchise acquisition, which was purchased at the beginning of the second quarter 2003, and the Dallas and New Mexico franchises, which were acquired during the fourth quarter of 2003, NACO organic attendance declined 4.0%. The life-cycle of the "low-carb" diet craze has been extended by food manufacturers' introductions of many food products, coupled with a high level of marketing support, attempting to satisfy low-carb dieters cravings with manufactured substitutes.

        International company-owned classroom meeting fees were $73.3 million for the three months ended April 3, 2004, an increase of $15.3 million, or 26.4%, from $58.0 million for the three months ended March 29, 2003. The growth in meeting fees was driven by attendance increases of 6.5% in the UK and 13.7% in Continental Europe, coupled with the favorable impact of foreign currency exchange rates.

        Product sales were $86.4 million for the three months ended April 3, 2004, an increase of $4.4 million, or 5.4%, from $82.0 million for the three months ended March 29, 2003. Domestically, product sales declined 9.7% to $41.7 million, principally a result of lower product sales in our meetings. We are in the process of realigning our consumables product offerings. Product sales increased internationally, up 25.2% to $44.7 million.

        Franchise royalties were $4.2 million domestically and $1.9 million internationally for the three months ended April 3, 2004. In total, franchise royalties of $6.1 million decreased $2.7 million or 30.7%, down from $8.8 million in the first quarter 2003. The decrease resulted primarily from the impact of having acquired two franchises subsequent to the first quarter 2003 (the WW Group franchises were acquired in the second quarter of 2003, and Dallas and New Mexico were acquired during the fourth quarter of 2003). Excluding these acquisitions, domestic franchise royalties declined 11%, reflecting the overall slowdown in the US business, and international franchise royalties rose 12%.

        Revenues from publications, licensing and other royalties were $8.3 million for the three months ended April 3, 2004, an increase of $1.1 million, or 15.3%, from $7.2 million for the three months ended March 29, 2003. Revenues from licensing, including the royalty received from WeightWatchers.com, accounted for the increase.

        Cost of revenues was $131.0 million for the three months ended April 3, 2004, an increase of $17.7 million, or 15.6%, from $113.3 million for the three months ended March 29, 2003. Gross profit margin was 53.5% of sales in the three months ended April 3, 2004, a decrease from the 55.0% level in last year's first quarter. Gross margin declines include the impact of NACO's Fast Track, a well-received January 2004 giveaway for all of our members that included program material and an exercise CD, as well as lower average attendance per meeting.

        Marketing expenses increased $5.0 million, or 12.0%, to $46.5 million in the three months ended April 3, 2004 from $41.5 million in the three months ended March 29, 2003. The increased marketing in the quarter over the prior year quarter level includes additional marketing to support the franchise territories acquired after the first quarter 2003 as well as a currency translation impact. As a percentage of net revenues, marketing expenses were 16.5% in this year's first quarter, the same as the comparable period last year.

        Selling, general and administrative expenses were $21.7 million for the three months ended April 3, 2004, an increase of $4.4 million, or 25.4%, from $17.3 million for the three months ended March 29, 2003. The main drivers of this increase were the impact on NACO of field infrastructure, general and administrative expenses associated with the acquisition of the WW Group, and manpower and professional fees necessary for compliance with additional regulatory requirements. Currency translation relative to our international subsidiaries also increased quarter over quarter general and administrative expenses. Selling, general and administrative expenses as a percentage of revenues were 7.7% in the first quarter of 2004 as compared to 6.9% in the first quarter of 2003.

        Operating income was $82.2 million for the three months ended April 3, 2004, an increase of $2.8 million, or 3.5%, from $79.4 million for the three months ended March 29, 2003. The operating income margin in the first quarter of 2004 was 29.2%, as compared to 31.6% in the first quarter of 2003.

        For the three months ended April 3, 2004, we reported other income of $3.7 million as compared to other expense of $3.1 million for the three months ended March 29, 2003. In the 2004 first quarter, we recorded income from a loan repayment made by WeightWatchers.com for a portion of a loan that we had written off in full by the end of fiscal 2001. There was no equivalent payment in first quarter 2003. The $3.7 million expense in 2003 is the result of unrealized foreign currency losses associated with our Euro-denominated debt net of hedges, most of which has now been retired.

        Net interest charges were down 56.4% or $5.7 million to $4.4 million for the three months ended April 3, 2004 as compared to $10.1 million in the three months ended March 29, 2003. The repurchase and retirement in the third quarter of 2003 of most of our 13% Senior Subordinated Notes and the associated refinancing of our Credit Facility lowered our interest expense significantly. Recent additional refinancing, explained below, had a lesser impact on interest.

        In this year's first quarter, we refinanced our Credit Facility in order to move a large portion of our fixed Term Loans to Revolver. (See "Liquidity and Capital Resources" section below for further details of the refinancing.) This early extinguishment of pre-existing Term Loans resulted in the recognition in the first quarter 2004 of $3.3 million of expenses, which included the write-off of unamortized debt issuance costs and fees associated with the transaction.

        In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R, "Consolidation of Variable Interest Entities." We adopted the provisions of this Interpretation as of April 3, 2004. As a result, we recorded a charge for the cumulative effect of this accounting change of $11.9 million, net of taxes, in the first quarter of 2004.

Liquidity and Capital Resources

Impact of FIN 46R

        As a result of our adoption of FIN 46R, we are now required to consolidate the financial position of our affiliate and licensee, WeightWatchers.com, with our financial position beginning April 3, 2004. The table below shows the impact to the balance sheet, which includes the financial position of WeightWatchers.com as well as the elimination of intercompany transactions, caused by the adoption of this pronouncement in the first quarter of 2004:

	WWI Balance Sheet	Impact of Adopting FIN 46R	Consolidated Results
Cash and cash equivalents	$31.7	$5.7	$37.4
Receivables, net	20.2	0.8	21.0
Other current assets	56.9	1.0	57.9

Total current assets	108.8	7.5	116.3
Property and equipment, net	15.3	2.7	18.0
Goodwill, trademarks and other intangible assets, net	522.4	2.3	524.7
Deferred income taxes	105.8	(9.6)	96.2
Other non current assets	6.2	0.6	6.8

Total assets	$758.5	$3.5	$762.0

Accounts payable	17.6	4.2	21.8
Accrued liabilities and income taxes payable	88.5	6.3	94.8
Deferred revenue	25.9	5.0	30.9
Other current liabilities	3.2	0.1	3.3

Total current liabilities	135.2	15.6	150.8
Long term debt	433.4	—	433.4

Total liabilities	568.6	15.6	584.2
Shareholders' equity	189.9	(12.1)	177.8

Total liabilities and shareholders' equity	$758.5	$3.5	$762.0

Impact to Balance Sheet as of April 3, 2004 of Adopting FIN 46R

        As a result of the adoption of FIN 46R at the end of the first quarter of 2004, our balance sheet is consolidated with that of WeightWatchers.com. The impact of the consolidation is to add $7.5 million in current assets, including cash of $5.7 million and receivables of $0.8 million. Other assets are reduced by $4.0 million. This is largely the result of the requirement to reverse all intercompany transactions in consolidation, including $9.6 million of deferred tax asset associated with the write-off by the end of 2001 of the $34.5 million loan made to WeightWatchers.com by Weight Watchers International.

        The change in liabilities that results from the consolidation is an increase of $15.6 million for operational items including accounts payable and accrued liabilities totaling $10.5 million and deferred revenue of $5.0 million.

        Shareholders' equity is reduced by $12.1 million for the cumulative impact to equity of adopting FIN 46R.

        The remainder of this section will address the financial position of Weight Watchers International and its majority-owned subsidiaries, excluding the impact of FIN 46R.

	Weight Watchers International Balance Sheets
	April 3, 2004	January 3, 2004	Increase / (Decrease)
Cash and cash equivalents	$31.7	$23.4	$8.3
Receivables, net	20.2	18.5	1.7
Other current assets	56.9	72.7	(15.8)

Total current assets	108.8	114.6	(5.8)
Property and equipment, net	15.3	15.7	(0.4)
Goodwill, trademarks and other intangible assets, net	522.4	522.6	(0.2)
Deferred income taxes	105.8	109.8	(4.0)
Other non current assets	6.2	7.0	(0.8)

Total assets	$758.5	$769.7	$(11.2)

Accounts payable	17.6	22.3	(4.7)
Accrued liabilities and income taxes payable	88.5	77.4	11.1
Deferred revenue	25.9	16.5	9.4
Other current liabilities	3.2	18.0	(14.8)

Total current liabilities	135.2	134.2	1.0
Long term debt	433.4	454.3	(20.9)

Total liabilities	568.6	588.5	(19.9)
Shareholders' Equity	189.9	181.2	8.7

Total liabilities and shareholders' equity	$758.5	$769.7	$(11.2)

Sources and Uses of Cash

        For the three months ended April 3, 2004, cash and cash equivalents were $31.7 million, an increase of $8.3 million from January. Cash flows provided by operating activities were $85.2 million and funds used for investing and financing activities in the first quarter of 2004 totaled $76.0 million. Investing activities provided cash of $3.8 million, as $1.0 million of capital expenditures were more than offset by the $4.9 million loan repayment received from our affiliate, WeightWatchers.com. Cash used for financing activities totaled $79.8 million. We refinanced our debt in the first quarter, moving a large portion of our term loan credit facility to a revolving credit facility as follows: $460.0 million of proceeds from the refinancing used to payoff our old term loans of $454.2 million and for deferred financing fees and interest totaling approximately $5.8 million. During the quarter, we paid down $40.0 of our new revolving debt and made a small scheduled payment on our remaining term loan, and we repurchased 1.1 million shares of our stock consistent with our authorized stock repurchase program for $42.0 million.

        For the three months ended March 29, 2003, cash and cash equivalents increased $95.5 million to $153.0 million and cash flows provided by operating activities were $101.5 million. Cash used for investing activities was $1.6 million primarily for capital expenditures. Cash used for financing activities of $4.2 million was for repayment of principal on our Credit Facility.

        Our working capital deficit at April 3, 2004 was $26.4 million compared to $19.6 million at January 3, 2004. The increase in the working capital deficit of $6.8 million is due to lower inventories and prepaid expenses of $15.8 million and higher deferred revenue of $9.4 million consistent with the seasonality of our business. The increase in the deficit of $6.4 million resulting from the timing of income tax payments, other accruals and accounts payable, when netted with the increase in cash of $8.3 million lowers the working capital deficit by $1.9 million. In addition, working capital benefits by $14.1 million as a result of the lower current portion of long-term debt associated with the refinancing.

Long Term Debt

        Our Credit Facility, as amended, consists of a Term Loan and a revolving line of credit ("Revolver").

        At April 3, 2004, our total debt was $434.9 million as compared to $469.9 million at January 3, 2004. In January 2004, we refinanced our Credit Facility, moving a large portion of our fixed Term Loans to Revolver. This provided us with a greater degree of flexibility and the ability to more efficiently manage cash. Under the refinancing, our Term Loans have been reduced from $454.2 million to $150.0 million and our Revolver capacity has increased from $45.0 million to $350.0 million. To complete the refinancing, we drew down $310.0 million of the Revolver.

        Our debt consists of both fixed and variable-rate instruments. At April 3, 2004 and January 3, 2004, fixed-rate debt constituted approximately 3.5% and 3.3% of our total debt, respectively. The average interest rate on our debt was approximately 3.2% and 3.7% at April 3, 2004 and January 3, 2004, respectively.

        The following schedule sets forth our long-term debt obligations (and interest rates):

Long-Term Debt
As of April 3, 2004

	Balance	Interest Rate
	(in millions)
Balance on €100.0 million 13% Senior Subordinated Notes due 2009	$10.2	13.00%
Balance on $150.0 million 13% Senior Subordinated Notes due 2009	5.1	13.00%
Revolver due 2009	270.0	2.86%
Term Loan B due 2010	149.6	2.92%

Total Debt	434.9

Less Current Portion	1.5

Total Long-Term Debt	$433.4

        The Term Loan B and the Revolver bear interest at a rate equal to LIBOR plus 1.75% or, at our option, the alternate base rate (as defined in the Credit Facility) plus 0.75%. In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at a rate equal to 0.375% per year.

        Our Credit Facility contains covenants that place restrictions on our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. Our Credit Facility also requires us to maintain specified financial ratios and satisfy financial condition tests.

        Our obligations under the Senior Subordinated Notes are subordinate and junior in right of payment to all of our existing and future indebtedness, including all indebtedness under the Credit Facility. We or our affiliates, including entities related to Artal Luxembourg, may from time to time, depending on market conditions purchase the Notes in the open market or by other means.

        On January 9, 2004, Standard & Poor's confirmed it's "BB" rating for corporate credit and Credit Facility and it's "B+" rating for the Senior Subordinated Notes. On January 12, 2004, Moody's confirmed it's "Ba2" rating for the Senior Subordinated Notes and it's "Ba1" rating for the Credit Facility.

        The following schedule sets forth our year-by-year long-term debt obligations:

Long-Term Debt Obligations
(Including Current Portion)
As of April 3, 2004
(in millions)

Remainder of 2004	$1.1
2005	1.5
2006	1.5
2007	1.5
2008	1.5
Thereafter	427.8

Total	$434.9

        Debt obligations due to be repaid in the next 12 months are expected to be satisfied with operating cash flows. We believe that cash flows from operating activities, together with borrowings available under our Revolver, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

Acquisitions

        On March 30, 2003, we completed the acquisition of the assets of eight of the franchises of the WW Group for a purchase price of $180.7 million. The acquisition was financed through cash and additional borrowings of $85.0 million.

        On November 30, 2003 we completed the acquisition of our Dallas and New Mexico franchises for a purchase price of $27.2 million. The acquisition was financed through cash from operations.

Stock Transactions

        On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding stock. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Luxembourg or its affiliates under the program. During the 2003 fiscal year, we purchased 784,000 shares of stock in the open market for a total purchase price of $28.8 million.

During the first quarter of 2004, we purchased 1,116,000 shares of stock in the open market for a total purchase price of $42.0 million.

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

Related Party Transactions

        For a discussion of related party transactions affecting us, see "Item 13. Certain Relationships and Related Transactions" beginning on page 43 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Other than during the normal course of business, the related party transactions affecting us have not changed since January 3, 2004.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Based on the overall interest rate exposure on our fixed rate borrowings at April 3, 2004, a 10% change in market interest rates would have less than a 5% impact on the fair value of our long-term debt. Based on variable rate debt levels at April 3, 2004, a 10% change in market interest rates would have less than a 10% impact on our net interest expense. We enter into interest rate swaps to hedge a substantial portion of our variable rate debt.

        We use foreign currency forward contracts to more properly align the underlying sources of cash flow with our debt servicing requirements. At April 3, 2004, we had a long-term foreign currency forward contract receivable with a notional amount of €8.4 million (approximately $10.2 million), offset by a foreign currency forward contract payable with a notional amount of $9.2 million.

        For a more detailed discussion of our quantitative and qualitative disclosures about market risks that affect us, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" beginning on page 28 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Our exposure to market risks has not changed materially since January 3, 2004.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

        In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended April 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Nothing to report under this item.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
               SECURITIES

        Below is a summary of our treasury stock purchases during the quarter ended April 3, 2004:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 4–January 31	105,200	$37.87	105,200	$217,200,816
February 1–February 28	561,100	37.28	561,100	196,282,779
March 1–April 3	449,426	38.13	449,426	179,145,587

Total	1,115,726	$37.68	1,115,726	$179,145,587

(a)
On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250 million of our outstanding stock. This plan currently has no expiration date. During the fourth quarter of 2003, we repurchased 784,000 shares for a purchase price of $28.8 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Nothing to report under this item.

ITEM 5. OTHER INFORMATION

        Nothing to report under this item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit 31.1	Rule 13a-14(a) and Rule 15d-14(a) Certification
Exhibit 31.2	Rule 13a-14(a) and Rule 15d-14(a) Certification
Exhibit 32.1	Certification by Linda Huett, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by Ann M. Sardini, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

        On February 24, 2004, the Company furnished a Report on Form 8-K dated February 24, 2004 related to the results of its fiscal quarter and full year ended January 3, 2004. Under the Form 8-K, the Company furnished (not filed) pursuant to Item 12 under Item 7 the press release entitled "Weight Watchers Reports Fourth Quarter and Full Year 2003 Results" related to the results of its fiscal quarter and full year ended January 3, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2004	By:	/s/ LINDA HUETT Linda Huett President, Chief Executive Officer and Director (Principal Executive Officer)
Date: May 13, 2004	By:	/s/ ANN M. SARDINI Ann M. Sardini Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 31.1	Rule 13a-14(a) and Rule 15d-14(a) Certification
Exhibit 31.2	Rule 13a-14(a) and Rule 15d-14(a) Certification
Exhibit 32.1	Certification by Linda Huett, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification by Ann M. Sardini, Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX
  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET AS OF APRIL 3, 2004 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET AS OF JANUARY 3, 2004 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 3, 2004 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 29, 2003 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED APRIL 3, 2004 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 29, 2003 (IN THOUSANDS)
Long-Term Debt As of April 3, 2004
Long-Term Debt Obligations (Including Current Portion) As of April 3, 2004 (in millions)
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX