Form 10-Q
period 2004-07-03
WEIGHT WATCHERS INTERNATIONAL INC
filed 2004-08-12
CIK 105319

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2004

Commission file number 000-03389

WEIGHT WATCHERS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	11-6040273 (IRS Employer Identification No.)
175 Crossways Park West, Woodbury, New York (Address of principal executive offices)	11797-2005 (Zip Code)
(516) 390-1400 (Registrant's telephone number, including area code)

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

        The number of common shares outstanding as of July 30, 2004 was 105,052,876.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Unaudited Consolidated Balance Sheets as of July 3, 2004 and January 3, 2004		3
Unaudited Consolidated Statements of Operations for the three months ended July 3, 2004 and June 28, 2003		4
Unaudited Consolidated Statements of Operations for the six months ended July 3, 2004 and June 28, 2003		5
Unaudited Consolidated Statement of Changes in Shareholders' Equity for the six months ended July 3, 2004, and for the fiscal year ended January 3, 2004		6
Unaudited Consolidated Statements of Cash Flows for the six months ended July 3, 2004 and June 28, 2003		7
Notes to Unaudited Consolidated Financial Statements		8–25
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26–38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 2.	Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39–40
Item 5.	Other Information	40
Item 6.	Exhibits and Reports on Form 8-K	40
Signatures		41
Exhibits		42

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	July 3, 2004	January 3, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,937	$23,442
Receivables, net	18,894	18,545
Inventories, net	26,754	39,110
Prepaid expenses and other current assets	23,848	33,528

TOTAL CURRENT ASSETS	107,433	114,625
Property and equipment, net	17,733	15,747
Franchise rights acquired	525,227	496,261
Goodwill	25,198	23,779
Trademarks and other intangible assets, net	4,722	2,454
Deferred income taxes	93,116	109,799
Deferred financing costs and other noncurrent assets	6,391	7,023

TOTAL ASSETS	$779,820	$769,688

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$16,965	$15,554
Accounts payable	13,995	22,287
Accrued interest	2,543	2,358
Accrued liabilities	56,413	52,820
Income taxes payable	35,627	24,624
Deferred revenue	30,766	16,527

TOTAL CURRENT LIABILITIES	156,309	134,170
Long-term debt	415,749	454,320
Other	191	10

TOTAL LIABILITIES	572,249	588,500
SHAREHOLDERS' EQUITY
Common stock, $0 par; 1,000,000 shares authorized; 111,988 shares issued and outstanding	—	—
Treasury stock, at cost, 6,996 shares at July 3, 2004 and 5,639 shares at January 3, 2004	(112,203)	(48,421)
Deferred compensation	(305)	(214)
Retained earnings	315,468	223,557
Accumulated other comprehensive income	4,611	6,266

TOTAL SHAREHOLDERS' EQUITY	207,571	181,188

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$779,820	$769,688

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	July 3, 2004	June 28, 2003
Meeting fees, net	$161,944	$168,710
Product sales and other, net	80,824	90,159
Online subscription fees	22,124	—

Revenues, net	264,892	258,869
Cost of meetings, products and other	116,731	116,132
Cost of online subscriptions	6,315	—

Cost of revenues	123,046	116,132

Gross profit	141,846	142,737
Marketing expenses	32,178	25,821
Selling, general and administrative expenses	22,694	19,280

Operating income	86,974	97,636
Interest expense, net	3,891	10,798
Other (income)/expense, net	229	(884)

Income before income taxes	82,854	87,722
Provision for income taxes	29,968	33,948

Net income	$52,886	$53,774

Earnings Per Share:
Basic	$0.50	$0.50

Diluted	$0.49	$0.49

Weighted average common shares outstanding:
Basic	105,371	106,708

Diluted	107,716	109,760

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended
	July 3, 2004	June 28, 2003
Meeting fees, net	$342,419	$322,195
Product sales and other, net	181,716	188,153
Online subscription fees	22,124	—

Revenues, net	546,259	510,348
Cost of meetings, products and other	247,687	229,410
Cost of online subscriptions	6,315	—

Cost of revenues	254,002	229,410

Gross profit	292,257	280,938
Marketing expenses	78,716	67,315
Selling, general and administrative expenses	44,351	36,573

Operating income	169,190	177,050
Interest expense, net	8,291	20,884
Other (income)/expense, net	(3,504)	2,229
Early extinguishment of debt	3,254	—

Income before income taxes and cumulative effect of accounting change	161,149	153,937
Provision for income taxes	59,565	59,582

Income before cumulative effect of accounting change	101,584	94,355
Cumulative effect of accounting change, net of tax	(11,941)	—

Net income	$89,643	$94,355

Basic Earnings Per Share:
Income before cumulative effect of accounting change	$0.96	$0.89
Cumulative effect of accounting change, net of tax	(0.11)	—

Net income	$0.85	$0.89

Diluted Earnings Per Share:
Income before cumulative effect of accounting change	$0.94	$0.86
Cumulative effect of accounting change, net of tax	(0.11)	—

Net income	$0.83	$0.86

Weighted average common shares outstanding:
Basic	105,692	106,574

Diluted	108,161	109,750

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Deferred Compensation		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at December 28, 2002	111,988	$—	5,711	$(23,061)	$—	$(3,873)	$73,482	$46,548
Comprehensive Income:
Net income							143,941	143,941
Translation adjustment, net of taxes of $4,116						7,733		7,733
Change in fair value of derivatives accounted for as hedges, net of taxes of $1,687						2,406		2,406

Total Comprehensive Income								154,080

Stock options exercised			(856)	3,455			(1,452)	2,003
Tax benefit of stock options exercised							7,319	7,319
Purchase of treasury stock			784	(28,815)				(28,815)
Restricted stock issued to employees					(267)		267	—
Compensation expense on restricted stock awards					53			53

Balance at January 3, 2004	111,988	$—	5,639	$(48,421)	$(214)	$6,266	$223,557	$181,188
Comprehensive Income:
Net income							89,643	89,643
Translation adjustment, net of taxes of $268						(1,980)		(1,980)
Change in fair value of derivatives accounted for as hedges, net of taxes of $(208)						325		325

Total Comprehensive Income								87,988

Stock options exercised			(414)	1,675			(626)	1,049
Tax benefit of stock options exercised							2,711	2,711
Purchase of treasury stock			1,771	(65,457)				(65,457)
Restricted stock issued to employees					(163)		163	—
Compensation expense on restricted stock awards					72			72
Cumulative effect of accounting change							20	20

Balance at July 3, 2004	111,988	$—	6,996	$(112,203)	$(305)	$4,611	$315,468	$207,571

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended
	July 3, 2004	June 28, 2003
Cash provided by operating activities	$146,187	$138,588

Investing activities:
Capital expenditures	(2,199)	(2,231)
Website development expenditures	(273)	—
Repayments from equity investment	4,917	5,000
Cash paid for acquisitions	(31,917)	(181,520)
Other items, net	(519)	(610)

Cash used for investing activities	(29,991)	(179,361)

Financing activities:
Net decrease in short-term borrowings	(2,171)	(2,712)
Net proceeds from revolver	268,000	—
Payments of long-term debt	(454,930)	(47,344)
Proceeds from new term loan	150,000	85,000
Premium paid on extinguishment of debt and other costs	(321)	—
Proceeds from stock options exercised	1,049	1,201
Repurchase of treasury stock	(65,457)	—
Deferred financing costs	(2,657)	(821)

Cash (used for)/provided by financing activities	(106,487)	35,324

Effect of exchange rate changes on cash/cash equivalents and other	(907)	153
Impact of consolidating WeightWatchers.com	5,693	—

Net increase/(decrease) in cash and cash equivalents	14,495	(5,296)
Cash and cash equivalents, beginning of period	23,442	57,530

Cash and cash equivalents, end of period	$37,937	$52,234

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.     Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc., its majority-owned subsidiaries and WeightWatchers.com, Inc. ("WeightWatchers.com"), the entity required to be consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities," ("FIN 46R"). The term "WWI" as used throughout this document is used to indicate Weight Watchers International and its majority-owned subsidiaries. The term "the Company" as used throughout this document is used to indicate WWI as well as WeightWatchers.com, the entity required to be consolidated under FIN 46R. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments and adjustments required upon adoption of FIN 46R) necessary for a fair presentation.

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

Recently Issued Accounting Standards:

        On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), to clarify when an entity should consolidate another entity known as a variable interest equity ("VIE"). The standard required that, under certain circumstances, separate businesses with some common ownership be consolidated for financial reporting purposes. Upon adoption of the original FIN 46, the Company would not have met those circumstances, and it therefore would not have consolidated WeightWatchers.com's financial statements.

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

        Based on the revisions in this regulation, the Company was required to reevaluate its relationship with its affiliate and licensee, WeightWatchers.com. The Company determined this entity was a variable interest entity and that the Company was its primary beneficiary. Accordingly, the Company has consolidated WeightWatchers.com effective April 3, 2004. Therefore, the Company's consolidated balance sheet at July 3, 2004 includes the balance sheet of WeightWatchers.com. All intercompany balances have been eliminated in consolidation. In accordance with the provisions of FIN 46R, the Company recorded a charge for the cumulative effect of this accounting change of $11,941, including a tax charge of $9,866, in the quarter ended April 3, 2004. This charge reflects the cumulative impact to the Company's results of operations had WeightWatchers.com been consolidated since its inception, September 1999. Effective at the beginning of the second fiscal quarter of 2004, the Company's consolidated statement of operations and statement of cash flows include the results of WeightWatchers.com. See Notes 10 and 13 for further information regarding WeightWatchers.com.

Reclassification:

        Certain prior year amounts have been reclassified to conform to the current year presentation.

2.     Summary of Significant Accounting Policies

        For a complete discussion of the Company's significant accounting policies, see "Summary of Significant Accounting Policies" beginning on page F-7 of the Company's annual report on form 10-K for the fiscal year ended January 3, 2004. In addition to those listed in the aforementioned annual report, the Company's significant accounting policies include those explained below.

        WeightWatchers.com generates revenue from monthly subscriptions to its web site. Subscription fee revenues are recognized over the period that products are provided. One time sign up fees are deferred and recognized over the expected customer relationship period. Subscription fee revenues that are paid in advance are deferred and recognized on a straight-line basis over the subscription period.

        Pursuant to Emerging Issues Task Force No. 00-2, "Web Site Development Costs," ("EITF 00-2"), WeightWatchers.com applies American Institute of Certified Public Accountants Statement of Position No. 98-1 to account for web site development costs. In accordance with EITF 00-2, WeightWatchers.com expenses all costs incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing the software, once the development has reached the application development stage. Application development stage costs generally include software configuration, coding, installation to hardware and testing. These costs are amortized over their estimated useful life. All costs incurred for upgrades, maintenance and enhancements, including the cost of web site content, that does not result in additional functionality, are expensed as incurred.

3.     Acquisitions

        All acquisitions have been accounted for under the purchase method of accounting and, accordingly, earnings have been included in the consolidated operating results of the Company since the date of acquisition. During the first half of fiscal 2004 and the full year fiscal 2003, the Company acquired certain assets of its franchises as outlined below.

        On May 9, 2004, the Company completed the acquisition of certain assets of its Washington D.C. area franchisee, F-W Family Corporation (d/b/a Weight Watchers of Washington, D.C.) for a purchase price of $30,500, which was financed through cash from operations. The purchase price has principally been allocated to franchise rights acquired on the Company's balance sheet, however, due to the timing of this acquisition, the Company has not yet completed the purchase price allocation.

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

        Effective March 30, 2003, the Company completed the acquisition of certain assets of eight of the fifteen franchises of The WW Group, Inc. and its affiliates (the "WW Group") pursuant to the terms of an Asset Purchase Agreement executed on March 31, 2003 among the WW Group, The WW Group East L.L.C., The WW Group West L.L.C., Cuida Kilos, S.A. de C.V., Weight Watchers North America, Inc. and the Company. The purchase price for the acquisition was $180,700 plus assumed liabilities of $448 and acquisition costs of $866. The Company completed the purchase price allocation in the fourth quarter of 2003 as follows: franchise rights ($177,128), inventory ($2,741), prepaid expenses ($36) and property and equipment ($2,109). The acquisition was financed through cash and additional borrowings of $85,000 under a new Term Loan D under the Company's Credit Facility, as amended on April 1, 2003 (as defined in Note 5).

        The following table presents unaudited pro forma financial information that reflects the consolidated operations of WWI and the acquired franchises of the WW Group as if the acquisition had occurred as of the beginning of fiscal 2003. The pro forma financial information does not give effect to any synergies that might have resulted nor any discontinued expenses from the acquisition of the WW Group. Such discontinued expenses are estimated by management to be approximately $3,300 for the six months ended June 28, 2003. These expenses relate to corporate expenses of the owners of the WW Group and other indirect expenses of non-acquired franchises for this period. This pro forma information does not include the impact of adopting FIN 46R, does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated companies.

Pro Forma
For the six months ended June 28, 2003
Revenue	$530,060
Net income	$95,613
Diluted earnings per share	$0.87

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

4.     Goodwill and Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company no longer amortizes goodwill or other indefinite lived intangible assets. The Company performed a fair value impairment test as of January 3, 2004 on its goodwill and other indefinite lived intangible assets and determined that no impairment was evident. Unamortized goodwill is due mainly to the acquisition of the Company by the H.J. Heinz Company in 1978. The balance in goodwill increased from January 3, 2004 to July 3, 2004, primarily due to the Company's purchase of the minority interest in one of its foreign subsidiaries. Franchise rights acquired are due mainly to acquisitions of the Company's franchised territories. For the six months ended July 3, 2004, franchise rights acquired increased primarily due to the acquisition of the Washington D.C. area franchise.

        Also, in accordance with SFAS No. 142, aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $531 and $818 for the three and six months ended July 3, 2004, respectively (including $221 in each period for amortization of WeightWatchers.com intangible assets). Aggregate amortization expense for the three and six months ended June 28, 2003 was $244 and $483, respectively.

        The carrying amount of the Company's finite-lived intangible assets was as follows:

	July 3, 2004		January 3, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software costs	$4,279	$2,601	$1,879	$1,206
Trademarks	7,719	6,989	7,600	6,879
Non-compete agreement	1,200	1,025	1,200	875
Website development costs	5,530	4,098	—	—
Other	4,000	3,293	4,003	3,268

	$22,728	$18,006	$14,682	$12,228

        Estimated amortization expense on the Company's finite lived intangible assets for the next five fiscal years is as follows:

Remainder of 2004	$1,211
2005	$1,946
2006	$703
2007	$250
2008	$119

5.     Long-Term Debt

        The Company's long-term debt is entirely attributable to WWI. WeightWatchers.com does not hold any credit facilities.

        WWI's Credit Agreement, as amended on January 16, 2001, December 21, 2001, April 1, 2003 and August 21, 2003 (the "Credit Facility") consists of Term Loans, a Revolver and transferable loan certificate ("TLC").

        In January 2004, WWI refinanced its Credit Facility as follows: the Term Loan A, Term Loan B, and the TLC in the aggregate amount of $454,180 were repaid and replaced with a new Term Loan B in the amount of $150,000 and borrowings under the Revolver of $310,000. In connection with this refinancing, available borrowings under the Revolver were increased from $45,000 to $350,000.

        Due to the early extinguishment of the Term Loans resulting from this refinancing, the Company recognized expenses of $3,254 for the three months ended April 3, 2004, which included the write-off of unamortized debt issuance costs of $2,933 and $321 of fees associated with the transaction.

        The Term Loan B and the Revolver bear interest at a rate equal to LIBOR plus 1.75% or, at WWI's option, the alternate base rate (as defined in the Credit Facility) plus 0.75%. In addition to paying interest on outstanding principal under the Credit Facility, WWI is required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at a rate equal to 0.375% per year.

        The Credit Facility contains covenants that place restrictions on WWI's ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The Credit Facility also requires WWI to maintain specified financial ratios and satisfy financial condition tests.

        The Company's obligations under WWI's Senior Subordinated Notes (the "Notes") are subordinate and junior in right of payment to all of its existing and future indebtedness, including all indebtedness under the Credit Facility. The Company or its affiliates, including entities related to Artal

Luxembourg, may from time to time, depending on market conditions purchase the Notes in the open market or by other means.

        On July 30, 2004, the Company elected to redeem the remaining Notes and gave notice to the trustee in accordance with the terms and conditions of the Notes indentures. The redemption is scheduled for October 1, 2004, the first call date. Accordingly the remaining balance of the Notes has been classified as a current liability.

6.     Treasury Stock

        On October 9, 2003, the Company, at the discretion of WWI's Board of Directors, authorized a program to repurchase up to $250,000 of the Company's outstanding stock. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Luxembourg or its affiliates under the program. During the six month ended July 3, 2004, the Company purchased 1,771 shares of stock in the open market at a total cost of $65,457.

7.     Earnings Per Share

        Basic earnings per share ("EPS") computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS includes the weighted average number of common shares outstanding and the effect of dilutive common stock equivalents.

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Numerator:
Income before cumulative effect of accounting change	$52,886	$53,774	$101,584	$94,355
Cumulative effect of accounting change, net of tax	—	—	(11,941)	—

Net income	$52,886	$53,774	$89,643	$94,355

Denominator:
Weighted-average shares	105,371	106,708	105,692	106,574
Effect of dilutive stock options	2,345	3,052	2,469	3,176

Denominator for diluted EPS-Weighted-average shares	107,716	109,760	108,161	109,750

Basic EPS:
Income before cumulative effect of accounting change	$0.50	$0.50	$0.96	$0.89
Cumulative effect of accounting change, net of tax	—	—	(0.11)	—

Net income	$0.50	$0.50	$0.85	$0.89

Diluted EPS:
Income before cumulative effect of accounting change	$0.49	$0.49	$0.94	$0.86
Cumulative effect of accounting change, net of tax	—	—	(0.11)	—

Net income	$0.49	$0.49	$0.83	$0.86

        The number of anti-dilutive stock options excluded from the calculation of weighted average shares for diluted EPS was 890 and 24 for the three months ended July 3, 2004 and June 28, 2003, respectively, and 383 and 15 for the six months ended July 3, 2004 and June 28, 2003, respectively.

8.     Stock Plans

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

        On May 12, 2004, the WWI stockholders approved the 2004 Stock Incentive Plan of Weight Watchers International (the "Plan") that was adopted by the WWI Board of Directors on March 11, 2004. The Plan is designed to promote the long-term financial interests and growth of WWI by attracting and retaining management with the ability to contribute to the success of the business. The Plan is to be administered by the Compensation Committee of the Board of Directors.

        Under the Plan, grants may take the following forms at the committee's sole discretion: incentive stock options, stock appreciation rights, restricted stock, and other stock-based awards. The maximum number of shares available for grant under this Plan was 2,500 shares as of the effective date of the Plan. No awards have yet been made under this Plan.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
Net income, as reported	$52,886	$53,774	$89,643	$94,355
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all stock option awards, net of related tax effect	982	518	1,701	976

Pro forma net income	$51,904	$53,256	$87,942	$93,379

EPS:
Basic-as reported	$0.50	$0.50	$0.85	$0.89

Basic-pro forma	$0.49	$0.50	$0.83	$0.88

Diluted-as reported	$0.49	$0.49	$0.83	$0.86

Diluted-pro forma	$0.48	$0.49	$0.81	$0.85

9.     Income Taxes

        Although consolidated for financial reporting purposes under FIN 46R, WWI and WeightWatchers.com are separate tax paying entities.

        The effective tax rate for the three and six months ended July 3, 2004 was 36.2% and 37.0%, respectively. The effective tax rate for the three and six months ended June 28, 2003 was 38.7%. For the three and six months ended July 3, 2004, the primary differences between the U.S. federal statutory tax rate and the Company's effective tax rate were state income taxes, offset by net operating loss carryforwards utilized by WeightWatchers.com. For the three and six months ended June 28, 2003, the primary differences between the U.S. federal statutory tax rate and the Company's effective tax rate were state income taxes.

        Due to the consolidation of WeightWatchers.com, the Company has net operating loss carryforwards at July 3, 2004 of approximately $18,400 for federal income tax purposes. These losses are available to reduce WeightWatchers.com's future taxable income and will begin to expire at varying amounts after 2019.

10.   WeightWatchers.com

        WeightWatchers.com was formed on September 22, 1999 to develop and market safe, sensible online weight management products on the Internet. WeightWatchers.com provides these weight management products to consumers through access to specified areas of its website, on a monthly subscription basis. It also provides online marketing services to WWI.

        For all periods through and including the first quarter of 2004, income/(expense) resulting from WWI's activities with WeightWatchers.com has been included in the Company's consolidated results of operations. Beginning in the second quarter of 2004, all income/(expense) resulting from WWI's activities with WeightWatchers.com has been recorded as intercompany activity and eliminated in consolidation in accordance with FIN 46R.

Loan Agreement:

        Pursuant to the amended loan agreement dated September 10, 2001 between WWI and WeightWatchers.com, WWI provided loans to WeightWatchers.com through fiscal 2001 aggregating $34,500. WWI has no further obligation to provide funding to WeightWatchers.com. By the end of 2001, having reviewed the loan balances quarterly for impairment, WWI recorded a full valuation allowance against the balances. Beginning on January 1, 2002, the loan bears interest at 13% per year, and beginning March 31, 2002, interest has been and shall be paid to WWI semi-annually. All principal outstanding under the agreement is payable in six semi-annual installments commencing on March 31, 2004.

        Interest income recorded by WWI was $0 and $949 for the three and six months ended July 3, 2004, respectively. This compares to $1,115 and $2,233 for the three and six months ended June 28, 2003, respectively. The interest receivable balance as of July 3, 2004 and January 3, 2004 was $0 and $1,009, respectively and was included within receivables, net. Other income recorded by WWI resulting from loan repayments was $0 and $4,917 for the three and six months ended July 3, 2004, respectively. This compares to $5,000 for the three and six months ended June 28, 2003.

Intellectual Property License:

        WWI entered into an amended and restated intellectual property license agreement dated September 10, 2001 with WeightWatchers.com. In fiscal 2002, WWI began earning royalties pursuant to the agreement. Royalty income recorded by WWI was $0 and $1,954 for the three and six months ended July 3, 2004, respectively. This compares to $1,861 and $3,480 for the three and six months ended June 28, 2003, respectively. These amounts were included in product sales and other, net. The royalty receivable balance as of July 3, 2004 and January 3, 2004 was $0 and $1,758, respectively and was included within receivables, net.

Service Agreement:

        Simultaneous with the signing of the amended and restated intellectual property license agreement, WWI entered into a service agreement with WeightWatchers.com under which WeightWatchers.com provides certain types of services. WWI is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses. Service expense recorded by WWI was $0 and $558 for the three and six months ended July 3, 2004, respectively. This compares to $419 and $798 for the three and six months ended June 28, 2003, respectively. These amounts were included in marketing expenses. The accrued service payable at July 3, 2004 and January 3, 2004 was $0 and $1,223, respectively and was netted against receivables, net.

11.   Legal

        Due to the nature of its activities, the Company is, at times, subject to pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on the Company's results of operations, financial condition or cash flows.

12.   Derivative Instruments and Hedging

        The Company enters into forward and swap contracts to hedge transactions denominated in foreign currencies in order to reduce currency risk associated with fluctuating exchange rates. These contracts are used primarily to hedge certain foreign currency cash flows and for payments arising from some of the Company's foreign currency denominated debt obligations. In addition, the Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of July 3,

2004 and June 28, 2003, the Company held currency and interest rate swap contracts to purchase foreign currency and interest rate swaps with notional amounts totaling $209,156 and $122,014, respectively. The Company also held separate foreign currency and interest rate swap contracts to sell foreign currency and interest rate swaps with notional amounts totaling $210,335 and $130,582, respectively. The Company is hedging forecasted transactions for periods not exceeding the next twelve months. At July 3, 2004, the Company estimates that derivative gains of $55, net of income taxes, reported in accumulated other comprehensive income (loss) will be reclassified to the Statement of Operations within the next twelve months.

        As of July 3, 2004, cumulative gains of $55 ($90 before taxes) for qualifying hedges were reported as a component of accumulated other comprehensive loss. The Company discontinued certain of its cash flow hedges that were associated with the euro denominated Notes that were extinguished in the third quarter of fiscal 2003. In addition, the ineffective portion of changes in fair values of qualifying cash flow hedges was not material. Prior to the extinguishment of the euro Notes, the Company hedged 24% of the outstanding principal of the Euro-denominated Notes via forward contracts. As such, to offset gains or losses from changes in foreign exchange rates related to the euro Notes for the three and six months ended June 28, 2003, the Company reclassified gains of $950 ($1,558 before taxes) and $1,452 ($2,381 before taxes), respectively, from accumulated other comprehensive income (loss) to other (income)/expense, net. Subsequent to the extinguishment of its euro Notes, the Company is currently 100% hedged for foreign currency fluctuations related to the remaining balance of its euro Notes. For the three and six months ended July 3, 2004 fair value adjustments for non-qualifying hedges resulted in an increase/(decrease) to net income of $35 ($58 before taxes) and $(166) ($(273) before taxes), respectively, included within other expense, net.

13.   Segment Data

        Effective with the adoption of FIN 46R in the first quarter of 2004 (See Note 1), the Company now has two reportable operating segments: Weight Watchers International and WeightWatchers.com, its affiliate and licensee. Since these are two separate and distinct businesses, the financial information for each company is maintained and managed separately. The results of operations and assets for each of these segments are derived from each company's financial reporting system. All intercompany activity is eliminated in consolidation. Since FIN 46R was adopted as of the last day of the first quarter of 2004, WeightWatchers.com's results of operations for the three months ended April 3, 2004 have been included in the charge for the cumulative effect of accounting change. Therefore, the measure of profitability for WeightWatchers.com for the six months ended July 3, 2004 is the same as that for the three months ended July 3, 2004. For the same reason, comparative financial information by segment is not presented.

        Information about the Company's reportable operating segments is as follows:

	Three Months Ended July 3, 2004
	Weight Watchers International	Weight Watchers ..com	Intercompany Eliminations	Consolidated
Revenues from external customers	$242,768	$22,124	$—	$264,892
Intercompany revenue	2,096	632	(2,728)	—

Total revenue	244,864	22,756	(2,728)	264,892

Depreciation and amortization	2,074	624	—	2,698

Operating income	82,498	4,519	(43)	86,974
Interest expense, net	3,120	825	(54)	3,891
Other (income)/expense, net	229	—	—	229
Provision for taxes	29,918	50	—	29,968

Net income	49,231	3,644	11	52,886

Weighted average diluted shares outstanding				107,716

Total assets	$774,217	$18,916	$(13,313)	$779,820

	Six Months Ended July 3, 2004
	Weight Watchers International	Weight Watchers ..com	Intercompany Eliminations	Consolidated
Revenues from external customers	$524,135	$22,124	$—	$546,259
Intercompany revenue	2,096	632	(2,728)	—

Total revenue	$526,231	$22,756	$(2,728)	$546,259

Depreciation and amortization	4,138	624	—	4,762

Operating income	164,714	4,519	(43)	169,190
Interest expense, net	7,520	825	(54)	8,291
Other (income)/expense, net	(3,504)	—	—	(3,504)
Early extinguishment of debt	3,254	—	—	3,254
Provision for taxes	59,515	50	—	59,565

Income before cumulative effect of accounting change	97,929	3,644	11	101,584

Weighted average diluted shares outstanding				108,161

Total assets	$774,217	$18,916	$(13,313)	$779,820

14.   Subsequent Event

        On August 11, 2004, the Company entered into an agreement to acquire certain assets of its FortWorth franchisee, Weight Watchers of Fort Worth, Inc., for a purchase price of $30,000.

15.   Guarantor Subsidiaries

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
AS OF JULY 3, 2004
(IN THOUSANDS)

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

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,847	$16,732	$17,358	$—	$37,937
Receivables, net	3,539	11,694	3,661	—	18,894
Inventories, net	—	19,823	6,931	—	26,754
Prepaid expenses and other current assets	(1,154)	19,687	5,315	—	23,848
Intercompany (payables) receivables	(183,552)	184,207	(655)	—	—

TOTAL CURRENT ASSETS	(177,320)	252,143	32,610	—	107,433
Investment in consolidated subsidiaries	767,497	—	—	(767,497)	—
Property and equipment, net	1,216	11,912	4,605	—	17,733
Franchise rights acquired	3,384	520,934	909	—	525,227
Goodwill	24,803	395	—	—	25,198
Trademarks and other intangible assets, net	1,522	910	2,290	—	4,722
Deferred income taxes	28,904	65,088	(876)	—	93,116
Deferred financing costs and other noncurrent assets	3,986	1,335	1,070	—	6,391

TOTAL ASSETS	$653,992	$852,717	$40,608	$(767,497)	$779,820

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$16,965	$—	$—	$—	$16,965
Accounts payable	547	6,691	6,757	—	13,995
Accrued interest	2,543	—	—	—	2,543
Accrued liabilities	10,294	30,318	15,801	—	56,413
Income taxes (receivable)/payable	(23,313)	57,990	950	—	35,627
Deferred revenue	250	23,877	6,639	—	30,766

TOTAL CURRENT LIABILITIES	7,286	118,876	30,147	—	156,309
Long-term debt	415,749	—	—	—	415,749
Other	—	—	191	—	191

TOTAL LIABILITIES	423,035	118,876	30,338	—	572,249
Shareholders' equity	230,957	733,841	10,270	(767,497)	207,571

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$653,992	$852,717	$40,608	$(767,497)	$779,820

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEETS
AS OF JANUARY 3, 2004
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,170	$10,633	$10,639	$—	$23,442
Receivables, net	4,474	12,219	1,852	—	18,545
Inventories, net	—	27,482	11,628	—	39,110
Prepaid expenses and other current assets	1,372	24,243	7,913	—	33,528
Intercompany (payables) receivables	(177,601)	164,838	12,763	—	—

TOTAL CURRENT ASSETS	(169,585)	239,415	44,795	—	114,625
Investment in consolidated subsidiaries	701,897	—	—	(701,897)	—
Property and equipment, net	1,317	12,324	2,106	—	15,747
Franchise rights acquired	3,384	491,948	929	—	496,261
Goodwill	23,385	394	—	—	23,779
Trademarks and other intangible assets, net	1,364	1,090	—	—	2,454
Deferred income taxes	38,495	72,136	(832)	—	109,799
Deferred financing costs and other noncurrent assets	5,268	1,240	515	—	7,023

TOTAL ASSETS	$605,525	$818,547	$47,513	$(701,897)	$769,688

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$15,062	$492	$—	$—	$15,554
Accounts payable	1,168	12,876	8,243	—	22,287
Accrued interest	2,152	206	—	—	2,358
Other accrued liabilities	15,051	29,233	8,536	—	52,820
Income taxes (receivable) payable	(15,004)	39,546	82	—	24,624
Deferred revenue	—	14,662	1,865	—	16,527

TOTAL CURRENT LIABILITIES	18,429	97,015	18,726	—	134,170
Long-term debt	405,908	48,412	—	—	454,320
Other	—	(18)	28	—	10

TOTAL LIABILITIES	424,337	145,409	18,754	—	588,500
Shareholders' equity	181,188	673,138	28,759	(701,897)	181,188

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$605,525	$818,547	$47,513	$(701,897)	$769,688

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 3, 2004
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$1,719	$194,361	$68,812	$—	$264,892
Cost of revenues	54	89,421	33,571	—	123,046

Gross profit	1,665	104,940	35,241	—	141,846
Intercompany expense (income)	(2,320)	—	2,320	—	—
Marketing expenses	306	18,897	12,975	—	32,178
Selling, general and administrative expenses	2,798	12,550	7,346	—	22,694

Operating income	881	73,493	12,600	—	86,974
Interest expense (income), net	3,962	216	(287)	—	3,891
Other expenses (income), net	123	109	(3)	—	229
Equity in income of consolidated subsidiaries	41,925	—	—	(41,925)	—
Franchise commission income (loss)	19,928	(16,493)	(3,435)	—	—

Income before income taxes	58,649	56,675	9,455	(41,925)	82,854
Provision for income taxes	9,461	18,208	2,299	—	29,968

Net income	$49,188	$38,467	$7,156	$(41,925)	$52,886

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 28, 2003
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$3,323	$213,528	$42,018	$—	$258,869
Cost of revenues	(75)	92,535	23,672	—	116,132

Gross profit	3,398	120,993	18,346	—	142,737
Marketing expenses	540	17,863	7,418	—	25,821
Selling, general and administrative expenses	3,887	11,643	3,750	—	19,280

Operating (loss) income	(1,029)	91,487	7,178	—	97,636
Interest expense (income), net	8,821	2,208	(231)	—	10,798
Other expenses (income), net	(228)	(646)	(10)	—	(884)
Equity in income of consolidated subsidiaries	38,790	—	—	(38,790)	—
Franchise commission income (loss)	20,684	(18,036)	(2,648)	—	—

Income before income taxes	49,852	71,889	4,771	(38,790)	87,722
(Benefit from)/provision for income taxes	(3,922)	35,551	2,319	—	33,948

Net income	$53,774	$36,338	$2,452	$(38,790)	$53,774

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JULY 3, 2004
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$4,960	$415,450	$125,849	$—	$546,259
Cost of revenues	54	188,997	64,951	—	254,002

Gross profit	4,906	226,453	60,898	—	292,257
Intercompany expense (income)	(2,320)	—	2,320		—
Marketing expenses	1,643	52,193	24,880	—	78,716
Selling, general and administrative expenses	7,567	25,053	11,731	—	44,351

Operating (loss) income	(1,984)	149,207	21,967	—	169,190
Interest expense (income), net	7,372	1,320	(401)	—	8,291
Other expenses (income), net	(3,880)	315	61	—	(3,504)
Early extinguishment of debt	3,254	—	—	—	3,254
Equity in income of consolidated subsidiaries	82,608	—	—	(82,608)	—
Franchise commission income (loss)	42,153	(35,469)	(6,684)	—	—

Income before income taxes and cumulative effect of accounting change	116,031	112,103	15,623	(82,608)	161,149
Provision for income taxes	18,145	36,810	4,610	—	59,565

Income before cumulative effect of accounting change	97,886	75,293	11,013	(82,608)	101,584
Cumulative effect of accounting change	(11,941)	—	—	—	(11,941)

Net income	$85,945	$75,293	$11,013	$(82,608)	$89,643

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 28, 2003
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues, net	$6,205	$417,387	$86,756	$—	$510,348
Cost of revenues	—	181,373	48,037	—	229,410

Gross profit	6,205	236,014	38,719	—	280,938
Marketing expenses	1,020	50,477	15,818	—	67,315
Selling, general and administrative expenses	6,946	22,455	7,172	—	36,573

Operating (loss) income	(1,761)	163,082	15,729	—	177,050
Interest expense (income), net	16,766	4,513	(395)	—	20,884
Other expenses (income), net	2,296	(46)	(21)	—	2,229
Equity in income of consolidated subsidiaries	91,123	—	—	(91,123)	—
Franchise commission income (loss)	39,736	(35,093)	(4,643)	—	—

Income before income taxes	110,036	123,522	11,502	(91,123)	153,937
Provision for income taxes	15,681	39,576	4,325	—	59,582

Net income	$94,355	$83,946	$7,177	$(91,123)	$94,355

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 3, 2004
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$124,135	$100,498	$4,162	$(82,608)	$146,187

Investing activities:
Capital expenditures	(178)	(1,394)	(627)	—	(2,199)
Website development expenditures	—	—	(273)	—	(273)
Repayments from equity investment	4,917	—	—	—	4,917
Cash paid for acquisitions	(1,413)	(30,504)	—	—	(31,917)
Other items, net	(470)	(106)	57	—	(519)

Cash provided by (used for) investing activities	2,856	(32,004)	(843)	—	(29,991)

Financing activities:
Net decrease in short-term borrowings	(1,051)	(1,120)	—	—	(2,171)
Net proceeds from revolver	268,000	—	—		268,000
Parent company investment in subsidiaries	(65,600)	—	—	65,600	—
Payment of dividends	—	(12,676)	(1,813)	14,489	—
Payments of long-term debt	(406,027)	(48,903)	—	—	(454,930)
Proceeds from new term loan	150,000	—	—	—	150,000
Premium paid on extinguishment of debt and other costs	(321)	—	—	—	(321)
Proceeds from stock options exercised	1,049	—	—	—	1,049
Repurchase of treasury stock	(65,457)	—	—	—	(65,457)
Deferred financing costs	(2,657)	—	—	—	(2,657)

Cash used for financing activities	(122,064)	(62,699)	(1,813)	80,089	(106,487)

Effect of exchange rate changes on cash/cash equivalents and other	(3,250)	304	(480)	2,519	(907)
Impact of consolidating WeightWatchers.com	—	—	5,693	—	5,693

Net increase in cash and cash equivalents	1,677	6,099	6,719	—	14,495
Cash and cash equivalents, beginning of period	2,170	10,633	10,639	—	23,442

Cash and cash equivalents, end of period	$3,847	$16,732	$17,358	$—	$37,937

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 28, 2003
(IN THOUSANDS)

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash provided by operating activities	$8,701	$218,028	$2,982	$(91,123)	$138,588

Investing activities:
Capital expenditures	(192)	(1,687)	(352)	—	(2,231)
Repayments from equity investment	5,000	—	—		5,000
Cash paid for acquisitions	—	(181,520)	—		(181,520)
Other items, net	(373)	(276)	39	—	(610)

Cash provided by (used for) investing activities	4,435	(183,483)	(313)	—	(179,361)

Financing activities:
Net decrease in short-term borrowings	(475)	(2,237)	—	—	(2,712)
Proceeds from borrowings	85,000	—	—		85,000
Parent company investment in subsidiaries	(83,314)	—	—	83,314	—
Payment of dividends	—	(12,762)	(691)	13,453	—
Payments of long-term debt	(38,770)	(8,574)	—	—	(47,344)
Proceeds from stock options exercised	1,201	—	—	—	1,201
Deferred financing costs	(821)	—	—		(821)

Cash (used for) provided by financing activities	(37,179)	(23,573)	(691)	96,767	35,324

Effect of exchange rate changes on cash and cash equivalents	5,693	(2,093)	2,197	(5,644)	153

Net (decrease) increase in cash and cash equivalents	(18,350)	8,879	4,175	—	(5,296)
Cash and cash equivalents, beginning of period	34,694	14,808	8,028	—	57,530

Cash and cash equivalents, end of period	$16,344	$23,687	$12,203	$—	$52,234

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

CRITICAL ACCOUNTING POLICIES

        For a discussion of the critical accounting policies affecting us, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Significant Accounting Policies" beginning on page 17 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Other than the accounting for website development costs and FIN 46R (as explained further below), the critical accounting policies affecting us have not changed since January 3, 2004.

        Pursuant to Emerging Issues Task Force No. 00-2, "Web Site Development Costs," ("EITF 00-2"), WeightWatchers.com applies American Institute of Certified Public Accountants Statement of Position No. 98-1 to account for web site development costs. In accordance with EITF 00-2, WeightWatchers.com expenses all costs incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing the software, once the development has reached the application development stage. Application development stage costs generally include software configuration, coding, installation to hardware and testing. These costs are amortized over their estimated useful life. All costs incurred for upgrades, maintenance and enhancements, including the cost of web site content, that does not result in additional functionality, are expensed as incurred.

        On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), to clarify when an entity should consolidate another entity known as a variable interest equity ("VIE"). The standard required that, under certain circumstances, separate businesses with some common ownership be consolidated for financial reporting purposes. Upon adoption of the original FIN 46, we would not have met those circumstances, and we therefore would not have consolidated WeightWatchers.com's financial statements.

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

        Based on the revisions in this regulation, we were required to reevaluate our relationship with our affiliate and licensee, WeightWatchers.com. We determined this entity was a variable interest entity and that we were its primary beneficiary. Accordingly, we have consolidated WeightWatchers.com effective April 3, 2004. Therefore, our consolidated balance sheet at July 3, 2004 includes the balance sheet of WeightWatchers.com. All intercompany balances have been eliminated in consolidation. In accordance with the provisions of FIN 46R, we recorded a charge for the cumulative effect of this accounting change of $11.9 million, including a tax charge of $9.9 million, in the quarter ended April 3, 2004. This charge reflects the cumulative impact to our results of operations had WeightWatchers.com been consolidated since its inception, September 1999. Effective at the beginning of the second fiscal quarter of 2004, our consolidated statement of operations and statement of cash flows include the results of WeightWatchers.com.

RESULTS OF OPERATIONS

        Figures are rounded to the nearest one hundred thousand; percentage changes are based on rounded figures. Attendance percentage changes are based on rounded figures to the nearest thousand.

        As a result of the adoption of FIN 46R in the first quarter of 2004, Weight Watchers consolidated results now include the addition of the financial results of WeightWatchers.com, and eliminate any intercompany transactions between the two companies. The financial impact of adopting FIN 46R is seen as a separate column on each of the tables below.

Impact of FIN 46R

        As a result of our adoption of FIN 46R, we are required to consolidate the results of operations of our affiliate and licensee, WeightWatchers.com, with our results as of the beginning of the second quarter of 2004. The table below shows the impact of adopting FIN 46R on the three and six months ended July 3, 2004 income statements of Weight Watchers International.

	Three months ended July 3, 2004			Six months ended July 3, 2004
	WWI Results	Impact of Adopting FIN 46R	Consolidated Results	WWI Results	Impact of Adopting FIN 46R	Consolidated Results
Revenues	$244.9	$20.0	$264.9	$526.3	$20.0	$546.3
Cost of revenues	116.7	6.3	123.0	247.7	6.3	254.0

Gross profit	128.2	13.7	141.9	278.6	13.7	292.3
Marketing expenses	26.2	6.0	32.2	72.7	6.0	78.7
Selling, general and administrative expenses	19.5	3.2	22.7	41.2	3.2	44.4

Operating income	82.5	4.5	87.0	164.7	4.5	169.2
Interest expense, net	3.1	0.8	3.9	7.5	0.8	8.3
Other (income)/expense, net	0.2	—	0.2	(3.5)	—	(3.5)
Early extinguishment of debt	—	—	—	3.3	—	3.3

Income before taxes and cumulative effect of accounting change	79.2	3.7	82.9	157.4	3.7	161.1
Provision for income taxes	29.9	0.1	30.0	59.5	0.1	59.6

Income before cumulative effect of accounting change	49.3	3.6	52.9	97.9	3.6	101.5
Cumulative effect of accounting change	—	—	—	—	(11.9)	(11.9)

Net income	$49.3	$3.6	$52.9	$97.9	$(8.3)	$89.6

Weighted average diluted common shares outstanding	107.7	107.7	107.7	108.2	108.2	108.2

Diluted EPS	$0.46	$0.03	$0.49	$0.91	$(0.08)	$0.83

        Because the requirement to consolidate WeightWatchers.com's income statement with ours begins in the second quarter of 2004, the impact for both the three and six months ended July 3, 2004 is to add $20.0 million in revenues and $13.7 million of gross profit. Operating income for the quarter increases by $4.5 million as a result of the consolidation, including the impact of marketing expenses of $6.0 million, and selling, general and administrative expenses of $3.2 million. In addition, interest income of $0.8 million that Weight Watchers International earned from WeightWatchers.com in the second quarter is eliminated in the consolidation of intercompany activity.

        In addition, in accordance with the provisions of FIN 46R, we recorded a charge of $11.9 million, net of taxes, in the first quarter of 2004. This charge reflects what the cumulative impact to our results of operations would have been had WeightWatchers.com been consolidated since its inception at September 1999.

        Our second quarter 2004 diluted earnings per share of $0.49 includes $0.03 of EPS resulting from the adoption of FIN 46R.

Weight Watchers International

        The remaining sections of this discussion will address only the results of operations of Weight Watchers International and its majority-owned subsidiaries and will exclude the impact of FIN 46R and the consolidation of WeightWatchers.com.

        The chart below compares Weight Watchers International's 2004 three and six month results to the prior year comparable periods.

	WWI Three Month Results			WWI Six Month Results
	July 3, 2004	June 28, 2003	Increase/ (Decrease)	July 3, 2004	June 28, 2003	Increase/ (Decrease)
Revenues	$244.9	$258.9	$(14.0)	$526.3	$510.3	$16.0
Cost of revenues	116.7	116.2	0.5	247.7	229.4	18.3

Gross profit	128.2	142.7	(14.5)	278.6	280.9	(2.3)
Marketing expenses	26.2	25.8	0.4	72.7	67.3	5.4
Selling, general and administrative expenses	19.5	19.3	0.2	41.2	36.6	4.6

Operating income	82.5	97.6	(15.1)	164.7	177.0	(12.3)
Interest expense, net	3.1	10.8	(7.7)	7.5	20.9	(13.4)
Other (income)/expense, net	0.2	(0.9)	1.1	(3.5)	2.2	(5.7)
Early extinguishment of debt	—	—	—	3.3	—	3.3

Income before taxes	79.2	87.7	(8.5)	157.4	153.9	3.5
Provision for income taxes	29.9	33.9	(4.0)	59.5	59.5	—

Net income	$49.3	$53.8	$(4.5)	$97.9	$94.4	$3.5

Diluted EPS	$0.46	$0.49	$(0.03)	$0.91	$0.86	$0.05

WWI comparison of the three months ended July 3, 2004 to the three months ended June 28, 2003

        Net revenues were $244.9 million for the three months ended July 3, 2004, a decrease of $14.0 million, or 5.4%, from $258.9 million for the three months ended June 28, 2003. The 5.4% decrease in net revenues was driven by a 7.1% decline in attendance, which drove a $6.8 million decrease in classroom meeting fees. In addition, product sales declined by $7.4 million in this quarter versus the comparable period a year ago. Franchise commissions were $1.4 million lower than last year's second quarter as we have continued our franchise acquisition program, adding two more since September 2003. Revenues from advertising, licensing and other revenue increased $1.6 million. More favorable foreign currency rates in this quarter added $8.4 million to revenues.

        For the three months ended July 3, 2004, total classroom meeting fees were $161.9 million, a decrease of $6.8 million, or 4.0%, from $168.7 million in the three months ended June 28, 2003. Total attendances were 15.5 million versus 16.7 million in the prior year quarter. In North American company-owned operations ("NACO"), second quarter 2004 classroom meeting fees were $95.9 million, down 13.4% from $110.7 million in last year's second quarter. As expected, NACO attendance declined versus the prior year quarter. Including acquisitions, NACO attendance in the second quarter was 14.6% below prior year. On an organic basis, excluding the Washington, D.C. area franchise acquisition, which occurred during the second quarter 2004, and the Dallas and New Mexico franchises, which were acquired during the fourth quarter of 2003, NACO attendance declined 16.7%. The U.S. market is showing increasing negative sentiment towards "low carb" dieting approaches and towards the associated food products, with surveys showing that the absolute number of low carb dieters is declining. However, on a relative basis, there were significantly more of these dieters in this year's second quarter than in last year's when low carb was still gaining momentum.

        International company-owned classroom meeting fees were $66.0 million for the three months ended July 3, 2004, an increase of $8.0 million, or 13.8%, from $58.0 million for the three months ended June 28, 2003. The growth in meeting fees was driven by attendance increases of 8.5% in Continental Europe, coupled with the favorable impact of foreign currency exchange rates.

        Product sales were $67.3 million for the three months ended July 3, 2004, a decrease of $7.4 million, or 9.9%, from $74.7 million for the three months ended June 28, 2003. Domestically,

product sales declined 20.4% to $34.3 million, a result of lower product sales in our meetings and to our franchisees. Internationally, product sales increased 4.4% to $33.0 million including the benefit of favorable foreign currency translation. In the U.S., we are well along in the process of realigning our consumable product offerings in the meeting room by refocusing on our all-time favorite flavors and adding new products.

        Franchise royalties were $3.1 million domestically and $1.6 million internationally for the three months ended July 3, 2004, down 23.0% in total versus the second quarter 2003. Excluding the impact of acquisitions made subsequent to the second quarter 2003, domestic franchise royalties declined 21.8%, reflective of the overall slowdown in the U.S., but with a steeper decline than NACO. International franchise royalties were essentially flat.

        Revenue from advertising, licensing and other sources was $11.0 million for the three months ended July 3, 2004, an increase of $1.6 million, or 17.0%, from $9.4 million for the three months ended June 28, 2003. Licensing revenues increased 33.5% or $0.8 million over last year's second quarter indicating the momentum of that business. Beginning in October 2004, the royalty streams from our previously existing third party licenses, which had been due and paid to our former parent, the H.J. Heinz Company, since September 1999, will revert to us, adding approximately $6.0 million in annualized revenues. Advertising revenue from our publications accounted for the remainder of the increase.

        Cost of revenues was $116.7 million for the three months ended July 3, 2004, an increase of $0.5 million, or 0.4%, from $116.2 million for the three months ended June 28, 2003. Gross profit margin of 52.3% of sales in the period, while still above the 50 percent level, decreased from 55.1% of sales a year ago. Gross margin was negatively impacted by a decline in the average number of attendances in our NACO meetings. Gross margin declines also include the impact of discounting certain products in advance of upcoming innovations in the U.S. and Continental Europe and of selling fewer of our higher margin one-time starter products.

        Marketing expenses increased slightly, up 1.6% or $0.4 million to $26.2 million in the three months ended July 3, 2004 from $25.8 million in the three months ended June 28, 2003. As a percentage of net revenues, marketing expenses were 10.7% in this year's second quarter, up from 10.0% in the comparable period last year, a function of the decline in revenues.

        Selling, general and administrative expenses were $19.5 million for the three months ended July 3, 2004, an increase of $0.2 million, or 1.0%, from $19.3 million for the three months ended June 28, 2003. Currency translation relative to our international subsidiaries also increased quarter over quarter general and administrative expenses. Selling, general and administrative expenses as a percentage of revenues were 8.0% in the second quarter of 2004 as compared to 7.5% in the second quarter of 2003, a function of the decline in revenues.

        Operating income was $82.5 million for the three months ended July 3, 2004, a decrease of $15.1 million, or 15.5%, from $97.6 million for the three months ended June 28, 2003. The operating income margin in the second quarter of 2004 was 33.7%, as compared to 37.7% in the second quarter of 2003.

        Net interest charges were down 71.3% or $7.7 million to $3.1 million for the three months ended July 3, 2004 as compared to $10.8 million in the three months ended June 28, 2003. The repurchase and retirement in the third quarter of 2003 of most of our 13% Senior Subordinated Notes and the associated refinancing of our Credit Facility lowered our interest expense significantly.

        For the three months ended July 3, 2004, we reported other expense of $0.2 million as compared to other income of $0.9 million for the three months ended June 28, 2003. The $0.9 million income in 2003 is primarily the result of a $5.0 million unscheduled voluntary loan repayment from WeightWatchers.com, offset by $4.7 million of unrealized foreign currency losses associated with the marking to market of our Euro-denominated debt net of hedges. In the second quarter of 2004, no loan payment was due or received and the majority of our Euro-denominated debt has been retired.

WWI comparison of the six months ended July 3, 2004 to the six months ended June 28, 2003

        At the beginning of the second quarter of 2003, we acquired eight of the fifteen territories of the WW Group, our largest franchise, adding approximately 5 million attendances on an annual basis (based on 2002 actuals as reported by the WW Group). The information reported here for the three and six months ended July 3, 2004, as well as the three and six months ended June 28, 2003, includes the results of the WW Group since its date of acquisition.

        Net revenues were $526.3 million for the six months ended July 3, 2004, an increase of $16.0 million, or 3.1%, from $510.3 million for the six months ended June 28, 2003. The 3.1% increase in net revenues was partially the result of 1.6% attendance growth including the impact of franchise acquisitions, which drove a $20.3 million increase in classroom meeting fees. Advertising, licensing and other revenue also increased, up $2.7 million from the comparable period last year. These increases were partially offset by a $3.0 million decrease in product sales and a $4.0 million decrease in franchise revenue partially related to our acquisition of three franchises. Within the total $16.0 million increase in net revenues is a benefit from foreign currency exchange rates of approximately $25.9 million. Excluding the impact of foreign currency translation, meeting fees and product sales increased 4.7% in our international operations.

        For the six months ended July 3, 2004, total classroom meeting fees were $342.5 million, an increase of $20.3 million, or 6.3%, from $322.2 million in the six months ended June 28, 2003. Total attendances reached 33.5 million versus 33.0 million in the prior year period. In North American company-owned operations ("NACO"), first half 2004 classroom meeting fees were $203.2 million, down 1.5% from $206.2 million in last year's first half. Including acquisitions, NACO attendance declined 2.0% in the first half over the prior year comparable period. Excluding the impact of the WW Group franchise acquisition, which was purchased at the beginning of the second quarter of 2003, the Dallas and New Mexico franchises, which were acquired during the fourth quarter of 2003, and the Washington D.C. area franchise, which was acquired during the second quarter of 2004, NACO organic attendance declined 10.6%. The life-cycle of the "low-carb" diet craze has been extended by food manufacturers' introductions of many food products coupled with a high level of marketing support, attempting to satisfy low-carb dieters cravings with manufactured substitutes. Management believes there is more negative sentiment in the U.S. toward "low-carb" dieting approaches.

        International company-owned classroom meeting fees were $139.3 million for the six months ended July 3, 2004, an increase of $23.3 million, or 20.1%, from $116.0 million for the six months ended June 28, 2003. The growth in meeting fees was driven by attendance increases of 3.2% in the UK and 11.2% in Continental Europe, coupled with the favorable impact of foreign currency exchange rates.

        Product sales were $153.7 million for the six months ended July 3, 2004, a decrease of $3.0 million, or 1.9%, from $156.7 million for the six months ended June 28, 2003. Domestically, product sales declined 14.9% to $76.0 million, a result of lower product sales in our meetings and to our franchisees. During this period we reviewed and assessed our consumable product offerings and have recently begun to implement a realignment in this area. Internationally, product sales increased 15.4% to $77.8 million.

        Franchise royalties were $7.4 million domestically and $3.5 million internationally for the six months ended July 3, 2004. Total franchise royalties were $10.9 million, down 26.8% or $4.0 million from $14.9 million in the first half of last year. The decrease in royalties resulted primarily from the impact of having acquired three franchises in the U.S. and from the general slowdown in the U.S. Excluding the recently acquired franchises, domestic franchise royalties declined 17.3%, while international franchise royalties rose 4.7%.

        Revenue from advertising, licensing and other sources was $19.2 million for the six months ended July 3, 2004, an increase of $2.7 million, or 16.4%, from $16.5 million for the six months ended June 28, 2003. Revenues from licensing and advertising comprised the majority of this increase.

        Cost of revenues was $247.7 million for the six months ended July 3, 2004, an increase of $18.3 million, or 8.0%, from $229.4 million for the six months ended June 28, 2003. Gross profit margin of 52.9% of sales in the six months ended July 3, 2004, while still above the 50 percent level, decreased from 55.0% of sales in the comparable period a year ago. Gross margin was negatively impacted by a decline in the average number of attendances in our NACO meetings. Gross margin declines also include the impact of selling fewer of our higher margin one-time starter products.

        Marketing expenses increased $5.4 million, or 8.0%, to $72.7 million in the six months ended July 3, 2004 from $67.3 million in the six months ended June 28, 2003. As a percentage of net revenues, marketing expenses were 13.8% in this year's first half, as compared to 13.2% in the comparable period last year.

        Selling, general and administrative expenses were $41.2 million for the six months ended July 3, 2004, an increase of $4.6 million, or 12.6%, from $36.6 million for the six months ended June 28, 2003. Period over period general and administrative expenses also increased as a result of the impact of currency translation on the expenses of our international subsidiaries. Selling, general and administrative expenses as a percentage of revenues were 7.8% in the first half of 2004 as compared to 7.2% in the first half of 2003.

        Operating income was $164.7 million for the six months ended July 3, 2004, a decrease of $12.3 million, or 6.9%, from $177.0 million for the six months ended June 28, 2003. The operating income margin in the first half of 2004 was 31.3%, as compared to 34.7% in the first half of 2003.

        Net interest charges were down 64.1% or $13.4 million to $7.5 million for the six months ended July 3, 2004 as compared to $20.9 million in the six months ended June 28, 2003. The repurchase and retirement in the third quarter of 2003 of most of our 13% Senior Subordinated Notes and the associated refinancing of our Credit Facility lowered our interest expense significantly. Additional refinancing this year, (see "Liquidity and Capital Resources" section below for further details of the refinancing), had a lesser impact on interest.

        For the six months ended July 3, 2004, we reported other income of $3.5 million as compared to other expense of $2.2 million for the six months ended June 28, 2003. The net increase in other income of $5.7 million is due primarily to the retirement in the third quarter of 2003 of the majority of our Senior Subordinated Euro-denominated debt, net of hedges, which generated an unrealized currency translation loss in the prior year period.

        As a result of the refinancing of our Credit Facility, which we undertook in the first quarter of 2004 in order to move a large portion of our fixed Term Loans to Revolver, $3.3 million of expenses were recorded. These expenses associated with the early extinguishment of pre-existing Term Loans included the write-off of unamortized debt issuance costs from prior refinancings and the recognition of fees associated with this transaction.

LIQUIDITY AND CAPITAL RESOURCES

Impact of FIN 46R

        The Balance Sheet and Cash Flow tables below remove the impact of FIN 46R from the Company's 2004 consolidated results, and compare the stand alone results of Weight Watchers International for 2004 with those of its prior year. Balance sheet information at July 3, 2004 is compared to balance sheet at January 3, 2004. Cash flows are for the six months ended July 3, 2004 and June 28, 2003.

BALANCE SHEET			WWI Stand Alone
	Consolidated Results July 3, 2004	Less Impact of FIN 46R	(excluding impact of FIN 46R in 2004)
			July 3, 2004	January 3, 2004	Inc/(Dec)
Cash and cash equivalents	$37.9	$9.7	$28.2	$23.4	$4.8
Receivables, net	18.9	(1.3)	20.2	18.5	1.7
Inventory and prepaid expenses	50.6	1.1	49.5	72.7	(23.2)

Total current assets	107.4	9.5	97.9	114.6	(16.7)
Property and equipment, net	17.7	2.7	15.0	15.7	(0.7)
Goodwill, trademarks and other intangible assets, net	555.2	2.4	552.8	522.6	30.2
Deferred income taxes/other	99.5	(9.0)	108.5	116.8	(8.3)

Total assets	$779.8	$5.6	$774.2	$769.7	$4.5

Accounts payable and accrued liabilities	108.5	9.2	99.3	102.1	(2.8)
Deferred revenue	30.8	4.6	26.2	16.5	9.7
Current portion of long-term debt	17.0	—	17.0	15.6	1.4
Long term debt	415.7	—	415.7	454.3	(38.6)
Other liabilities	0.2	0.2	—	—	—

Total liabilities	572.2	14.0	558.2	588.5	(30.3)
Shareholders' equity	207.6	(8.4)	216.0	181.2	34.8

Total liabilities and shareholders' equity	$779.8	$5.6	$774.2	$769.7	$4.5

CASH FLOW			WWI Stand Alone
	Consolidated Results July 3, 2004	Less Impact of FIN 46R	(excluding impact of FIN 46R in 2004)
			July 3, 2004	June 28, 2003	Inc/(Dec)
Cash provided by operating activities	$146.2	$4.7	$141.5	$138.6	$2.9
Cash used for investing activities	(30.0)	(0.7)	(29.3)	(179.4)	150.1
Cash (used for) provided by financing activities	(106.5)	—	(106.5)	35.3	(141.8)
Effect of exchange rate changes on cash	(0.9)	—	(0.9)	0.2	(1.1)
Impact of consolidating WeightWatchers.com	5.7	5.7	—	—	—

Net increase in cash and cash equivalents	14.5	9.7	4.8	(5.3)	10.1
Cash/cash equivalents, beginning of period	23.4	—	23.4	57.5	(34.1)

Cash/cash equivalents, end of period	$37.9	$9.7	$28.2	$52.2	$(24.0)

Balance Sheet

        On the consolidated balance sheet, $5.6 million of the $779.8 million total assets at July 3, 2004 result from the adoption of FIN 46R. The addition of WeightWatchers.com's cash of $9.7 million and other assets of $6.2 million is partially offset by a decline in the deferred income tax asset, as $9.5 million of deferred income tax assets were eliminated as a result of the requirement to reverse all intercompany transactions in consolidation. This tax asset was recorded by Weight Watchers International as a result of the write-off of its $34.5 million loan to WeightWatchers.com during the fiscal years 2000 and 2001 and subsequent repayments of $9.9 million received during fiscal years 2003 and 2004. The net receivables/payables impact of all other intercompany eliminations is combined in the $1.3 million decline in receivables, net.

        Of the $572.2 million of liabilities on the consolidated balance sheet, $14.0 million result from the adoption of FIN 46R and are comprised mainly of the addition of WeightWatchers.com's payables and accrued liabilities of $9.2 million and deferred revenue of $4.6 million.

        Shareholders' equity is reduced by $8.4 million for the cumulative impact to equity of adopting FIN 46R. This includes recording WeightWatchers.com's retained deficit through the second quarter of 2004, as well as adjustments to reinstate the remaining principal of the $34.5 loan formerly written off by Weight Watchers International and to reverse the resultant tax benefit that had been recorded.

Cash Flow

        As noted above, the FIN 46R impact on cash was to add $9.7 million to the six months ended July 3, 2004. In the second quarter 2004, cash flows increased $4.0 million from the operations of WeightWatchers.com, net of intercompany eliminations and investing activities. In the first quarter of 2004, as is required by the pronouncement, we recorded a $5.7 million net increase in cash as the Impact of Consolidating WeightWatchers.com.

        The remainder of this section will address the financial position of Weight Watchers International on a stand-alone basis, excluding the impact of FIN 46R.

Weight Watchers International (excluding the impact of FIN 46R)

Sources and Uses of Cash

        For the six months ended July 3, 2004, cash and cash equivalents were $28.2 million, an increase of $4.8 million from January 3, 2004. Cash flows provided by operating activities in the first half of 2004 were $141.5 million and funds used for investing and financing activities totaled $135.8 million. Investing activities utilized $29.3 million of cash, which included the acquisition of our Washington D.C. area franchise for a purchase price of $30.5 million. Cash used for financing activities totaled $106.5 million. We refinanced our debt in the first quarter of this year, moving a large portion of our term loan credit facility to a revolving credit facility to provide us with more flexibility and efficiency in the management of our cash. (See details in the Long Term Debt discussion below). During the first half of 2004, we paid down a net $42.0 million of our new revolving debt and made a scheduled payment on our remaining term loan. In addition, we repurchased 1.8 million shares of our stock for $65.5 million, consistent with our Board-authorized stock repurchase program.

        For the six months ended June 28, 2003, cash and cash equivalents decreased $5.3 million to $52.2 million. Operating activities provided $138.6 million of cash flows, which were supplemented and utilized to acquire 8 of the 15 franchise territories owned by The WW Group, our largest franchisee. The purchase price for this acquisition of $181.5 million accounts for the $179.4 million of cash used for investing activities during this period of 2003. Cash provided by financing activities totaled $35.3 million, and consisted of $85.0 million in proceeds from borrowings for the acquisition offset by

$40.0 million of voluntary repayments and $7.3 million of scheduled repayments of principal on our then outstanding Credit Facility.

        Our working capital deficit at July 3, 2004 was $44.6 million compared to $19.6 million at January 3, 2004. The $25.0 million increase in the working capital deficit is due primarily to the seasonality of our business. Both inventories and prepaid expenses are lower, by a combined $23.2 million. At year-end, we require high levels of inventory and prepaid advertising expenses as we approach January and the beginning of our busiest diet season; at the end of the second quarter, going into the summer, lower inventory levels are required and our advertising spend is less. In addition, our deferred revenue liability, the unamortized portion of our member prepayment sales, is seasonally higher at the end of the second quarter 2004, up $9.7 million from the prior year-end level. These increases in the working capital deficit were partially offset by a $4.8 million increase in cash.

Long Term Debt

        Our Credit Facility, as amended, consists of a Term Loan and a revolving line of credit ("Revolver").

        At July 3, 2004, our total debt was $432.7 million as compared to $469.9 million at January 3, 2004. In January 2004, we refinanced our Credit Facility, moving a large portion of our fixed Term Loans to Revolver. This provided us with a greater degree of flexibility and the ability to more efficiently manage cash. Under the refinancing, our Term Loans have been reduced from $454.2 million to $150.0 million and our Revolver capacity has increased from $45.0 million to $350.0 million. To complete the refinancing, we drew down $310.0 million of the Revolver.

        Our debt consists of both fixed and variable-rate instruments. At July 3, 2004 and January 3, 2004, fixed-rate debt constituted approximately 3.6% and 3.3% of our total debt, respectively. The average interest rate on our debt was approximately 3.4% and 3.7% at July 3, 2004 and January 3, 2004, respectively.

        The following schedule sets forth our long-term debt obligations (and interest rates):

Long-Term Debt
As of July 3, 2004

	Balance	Interest Rate
	(in millions)
Balance on €100.0 million 13% Senior Subordinated Notes due 2009	$10.3	13.00%
Balance on $150.0 million 13% Senior Subordinated Notes due 2009	5.1	13.00%
Revolver due 2009	268.0	3.09%
Term Loan B due 2010	149.3	2.92%

Total Debt	432.7

Less Current Portion	(17.0)

Total Long-Term Debt	$415.7

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

        Our obligations under the Senior Subordinated Notes, which now comprise less than 10% of our obligations, are subordinate and junior in right of payment to all of our existing and future indebtedness, including all indebtedness under the Credit Facility. We or our affiliates, including entities related to Artal Luxembourg, may from time to time, depending on market conditions, purchase the Notes in the open market or by other means.

        On July 30, 2004, we elected to redeem the remaining Notes and gave notice to the trustee in accordance with the terms and conditions of the Notes indentures. The redemption is scheduled for October 1, 2004, the first call date. Accordingly, the remaining balance of the Notes has been classified as a current liability.

        On January 9, 2004, Standard & Poor's confirmed it's "BB" rating for corporate credit and Credit Facility and it's "B+" rating for the Senior Subordinated Notes. On January 12, 2004, Moody's confirmed it's "Ba2" rating for the Senior Subordinated Notes and it's "Ba1" rating for the Credit Facility.

        The following schedule sets forth our year-by-year long-term debt obligations:

Long-Term Debt Obligations
(Including Current Portion)
As of July 3, 2004
(in millions)

Remainder of 2004	$16.3
2005	1.5
2006	1.5
2007	1.5
2008	1.5
Thereafter	410.4

Total	$432.7

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

        On May 9, 2004, we completed the acquisition of certain assets of our Washington D.C. area franchise for a purchase price of $30.5 million, which was financed through cash from operations.

Stock Transactions

        On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding stock. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Luxembourg or its affiliates under the program. During the 2003 fiscal year, we purchased 0.8 million shares of stock in the open market for a total purchase price of $28.8 million. During the first half of 2004, we purchased 1.8 million shares of stock in the open market for a total purchase price of $65.5 million.

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

RELATED PARTY TRANSACTIONS

        For a discussion of related party transactions affecting us, see "Item 13. Certain Relationships and Related Transactions" beginning on page 43 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Other than during the normal course of business and the impact of FIN 46R, the related party transactions affecting us have not changed since January 3, 2004.

SEASONALITY

        Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter (starting in January), spring and fall, with winter having the highest concentration of advertising spending. Our operating income for the first half of the year is generally the strongest.

WEIGHTWATCHERS.COM

        Our affiliate and licensee, WeightWatchers.com, has the exclusive right to operate the Weight Watchers website and markets two online paid subscription products, Weight Watchers Online and Weight Watchers eTools. WeightWatchers.com currently operates in the U.S., U.K., Canada and Germany. We expect WeightWatchers.com will introduce new products and software and expand into additional European markets in the future.

        Based on trends in our business and in the weight loss industry, we expect WeightWatchers.com's seasonality will be similar to WWI's. However, WeightWatchers.com has yet to exhibit any such seasonal revenue patterns due to the early stage of its business' development.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Based on the overall interest rate exposure on our fixed rate borrowings at July 3, 2004, a 10% change in market interest rates would have less than a 5% impact on the fair value of our long-term debt. Based on variable rate debt levels at July 3, 2004, a 10% change in market interest rates would have less than a 10% impact on our net interest expense. We enter into interest rate swaps to hedge a substantial portion of our variable rate debt.

        We use foreign currency forward contracts to more properly align the underlying sources of cash flow with our debt servicing requirements. At July 3, 2004, we had a long-term foreign currency forward contract receivable with a notional amount of €8.4 million (approximately $10.3 million), offset by a foreign currency forward contract payable with a notional amount of $9.2 million.

        For a more detailed discussion of our quantitative and qualitative disclosures about market risks that affect us, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" beginning on page 28 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Our exposure to market risks has not changed materially since January 3, 2004.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

        In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended July 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Nothing to report under this item.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER
                  PURCHASES OF EQUITY SECURITIES

        Below is a summary of our stock repurchases during the quarter ended July 3, 2004:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 4 – May 1	—	$—	—	$179,145,587
May 2 – May 29	347,014	35.28	347,014	166,901,237
May 30 – July 3	308,532	36.21	308,532	155,727,757

Total	655,546	$35.72	655,546	$155,727,757

  (a)
  On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250 million of our outstanding stock. This plan currently has no expiration date.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Nothing to report under this item.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Shareholders was held on Wednesday, May 12, 2004 in Garden City, New York, at which time the following matters were submitted to a vote of the shareholders:

(a)
Votes regarding the election of three Directors for a term expiring in 2007 were as follows:

Term expiring in 2007	For	Withheld
Linda Huett	86,035,031	13,724,502
Philippe J. Amouyal	96,112,781	3,646,752
Sam K. Reed	96,171,190	3,588,343

        Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term expiring in 2005
Raymond Debbane
John F. Bard
Jonas M. Fajgenbaum
Term expiring in 2006
Marsha Johnson Evans
Sacha Lainovic
Christopher J. Sobecki

(b)
Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending January 1, 2005 were as follows:

For	Against	Abstentions	Non-votes
99,097,141	646,220	16,172	0
(c)
Votes regarding approval of the Company's 2004 Stock Incentive Plan were as follows:

For	Against	Abstentions	Non-votes
88,793,024	6,023,337	38,828	4,904,344

ITEM 5.    OTHER INFORMATION

        Nothing to report under this item.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit 10.1	Weight Watchers International, Inc.'s 2004 Stock Incentive Plan is incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 8, 2004.
Exhibit 31.1	Rule 13a-14(a) and Rule 15d-14(a) Certification
Exhibit 31.2	Rule 13a-14(a) and Rule 15d-14(a) Certification
Exhibit 32.1*	Certification by Linda Huett, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification by Ann M. Sardini, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*
Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)
Reports on Form 8-K

        On May 11, 2004, the Company furnished a Report on Form 8-K (Item 12) dated May 11, 2004, which included the press release entitled "Weight Watchers Announces First Quarter 2004 Results" related to the results of its fiscal quarter ended April 3, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2004	By:	/s/ LINDA HUETT Linda Huett President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 12, 2004	By:	/s/ ANN M. SARDINI Ann M. Sardini Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1	Weight Watchers International, Inc.'s 2004 Stock Incentive Plan is incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 8, 2004.
Exhibit 31.1	Rule 13a-14(a) and Rule 15d-14(a) Certification
Exhibit 31.2	Rule 13a-14(a) and Rule 15d-14(a) Certification
Exhibit 32.1*	Certification by Linda Huett, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification by Ann M. Sardini, Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*
Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

QuickLinks

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEET AS OF JULY 3, 2004 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING BALANCE SHEETS AS OF JANUARY 3, 2004 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 3, 2004 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 28, 2003 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 3, 2004 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 28, 2003 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JULY 3, 2004 (IN THOUSANDS)
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES SUPPLEMENTAL UNAUDITED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 28, 2003 (IN THOUSANDS)
Long-Term Debt As of July 3, 2004
Long-Term Debt Obligations (Including Current Portion) As of July 3, 2004 (in millions)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
SIGNATURES
EXHIBIT INDEX