Form 10-Q
period 2004-10-02
WEIGHT WATCHERS INTERNATIONAL INC
filed 2004-11-10
CIK 105319

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2004

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

Yes ☒                                                 No ☐

        The number of common shares outstanding as of October 29, 2004 was 103,606,986.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Unaudited Consolidated Balance Sheets as of October 2, 2004 and January 3, 2004		3
Unaudited Consolidated Statements of Operations for the three months ended October 2, 2004 and September 27, 2003		4
Unaudited Consolidated Statements of Operations for the nine months ended October 2, 2004 and September 27, 2003		5
Unaudited Consolidated Statement of Changes in Shareholders' Equity for the nine months ended October 2, 2004, and for the fiscal year ended January 3, 2004		6
Unaudited Consolidated Statements of Cash Flows for the nine months ended October 2, 2004 and September 27, 2003		7
Notes to Unaudited Consolidated Financial Statements		8—18
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19—32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 2.	Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities	34
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
Signatures		36
Exhibits		37

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	October 2, 2004	January 3, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,785	$23,442
Receivables, net	21,116	18,545
Inventories, net	27,697	39,110
Prepaid expenses and other current assets	20,989	33,694

TOTAL CURRENT ASSETS	113,587	114,791
Property and equipment, net	17,152	15,747
Franchise rights acquired	555,647	496,261
Goodwill	25,102	23,779
Trademarks and other intangible assets, net	5,451	2,454
Deferred income taxes	86,306	110,631
Deferred financing costs and other noncurrent assets	6,529	7,023

TOTAL ASSETS	$809,774	$770,686

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$1,500	$15,554
Accounts payable	24,392	22,287
Accrued interest	1,353	2,358
Accrued liabilities	54,346	52,820
Income taxes payable	32,588	24,790
Deferred revenue	35,182	16,527

TOTAL CURRENT LIABILITIES	149,361	134,336
Long-term debt	455,375	454,320
Deferred income taxes	885	832
Other	292	10

TOTAL LIABILITIES	605,913	589,498
SHAREHOLDERS' EQUITY
Common stock, $0 par; 1,000,000 shares authorized; 111,988 shares issued and outstanding	—	—
Treasury stock, at cost, 8,382 shares at October 2, 2004 and 5,639 shares at January 3, 2004	(167,474)	(48,421)
Deferred compensation	(269)	(214)
Retained earnings	366,681	223,557
Accumulated other comprehensive income	4,923	6,266

TOTAL SHAREHOLDERS' EQUITY	203,861	181,188

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$809,774	$770,686

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	October 2, 2004	September 27, 2003
Meeting fees, net	$143,314	$141,364
Product sales and other, net	79,826	76,134
Online subscription fees	22,775	—

Revenues, net	245,915	217,498
Cost of meetings, products and other	114,007	107,347
Cost of online subscriptions	6,627	—

Cost of revenues	120,634	107,347

Gross profit	125,281	110,151
Marketing expenses	26,444	18,176
Selling, general and administrative expenses	25,019	17,957

Operating income	73,818	74,018
Interest expense, net	4,388	8,008
Other (income)/expense, net	(162)	909
Early extinguishment of debt	1,010	47,368

Income before income taxes	68,582	17,733
Provision for income taxes	18,350	6,251

Net income	$50,232	$11,482

Earnings Per Share:
Basic	$0.48	$0.11

Diluted	$0.47	$0.10

Weighted average common shares outstanding:
Basic	104,439	106,856

Diluted	106,696	109,780

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended
	October 2, 2004	September 27, 2003
Meeting fees, net	$485,733	$463,559
Product sales and other, net	261,542	264,287
Online subscription fees	44,899	—

Revenues, net	792,174	727,846
Cost of meetings, products and other	361,694	336,757
Cost of online subscriptions	12,942	—

Cost of revenues	374,636	336,757

Gross profit	417,538	391,089
Marketing expenses	105,160	85,491
Selling, general and administrative expenses	69,370	54,530

Operating income	243,008	251,068
Interest expense, net	12,679	28,892
Other (income)/expense, net	(3,666)	3,138
Early extinguishment of debt	4,264	47,368

Income before income taxes and cumulative effect of accounting change	229,731	171,670
Provision for income taxes	77,915	65,833

Income before cumulative effect of accounting change	151,816	105,837
Cumulative effect of accounting change, net of tax	(11,941)	—

Net income	$139,875	$105,837

Basic Earnings Per Share:
Income before cumulative effect of accounting change	$1.44	$0.99
Cumulative effect of accounting change, net of tax	(0.11)	—

Net income	$1.33	$0.99

Diluted Earnings Per Share:
Income before cumulative effect of accounting change	$1.41	$0.96
Cumulative effect of accounting change, net of tax	(0.11)	—

Net income	$1.30	$0.96

Weighted average common shares outstanding:
Basic	105,274	106,668

Diluted	107,704	109,782

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Deferred Compensation		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at December 28, 2002	111,988	$—	5,711	$(23,061)	$—	$(3,873)	$73,482	$46,548
Comprehensive Income:
Net income							143,941	143,941
Translation adjustment, net of taxes of $4,116						7,733		7,733
Change in fair value of derivatives accounted for as hedges, net of taxes of $1,687						2,406		2,406

Total Comprehensive Income								154,080

Stock options exercised			(856)	3,455			(1,452)	2,003
Tax benefit of stock options exercised							7,319	7,319
Purchase of treasury stock			784	(28,815)				(28,815)
Restricted stock issued to employees					(267)		267	—
Compensation expense on restricted stock awards					53			53

Balance at January 3, 2004	111,988	$—	5,639	$(48,421)	$(214)	$6,266	$223,557	$181,188
Comprehensive Income:
Net income							139,875	139,875
Translation adjustment, net of taxes of $31						(1,603)		(1,603)
Change in fair value of derivatives accounted for as hedges, net of taxes of $(166)						260		260

Total Comprehensive Income								138,532

Stock options exercised			(484)	1,956			(631)	1,325
Tax benefit of stock options exercised							3,698	3,698
Purchase of treasury stock			3,227	(121,009)				(121,009)
Restricted stock issued to employees					(162)		162	—
Compensation expense on restricted stock awards					107			107
Cumulative effect of accounting change							20	20

Balance at October 2, 2004	111,988	$—	8,382	$(167,474)	$(269)	$4,923	$366,681	$203,861

Total comprehensive earnings were $50,544 and $12,802, respectively, for the quarters ended October 2, 2004 and September 27, 2003, and $112,148 for the first nine months of 2003.

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended
	October 2, 2004	September 27, 2003
Cash provided by operating activities	$214,978	$210,156

Investing activities:
Capital expenditures	(3,609)	(3,308)
Website development expenditures	(982)	—
Repayments from equity investment	4,916	5,000
Cash paid for acquisitions	(61,881)	(181,860)
Other items, net	(1,310)	(956)

Cash used for investing activities	(62,866)	(181,124)

Financing activities:
Net decrease in short-term borrowings	(1,300)	(2,276)
Proceeds from borrowings	—	85,000
Net proceeds from revolver	308,000	—
Payments of long-term debt	(455,305)	(50,670)
Proceeds from new term loan	150,000	227,326
Repayment of high-yield loan	(15,541)	(244,919)
Premium paid on extinguishment of debt and other costs	(1,331)	(42,980)
Proceeds from settlement of hedge	1,255	2,710
Proceeds from stock options exercised	1,325	1,524
Repurchase of treasury stock	(121,009)	—
Deferred financing costs	(2,706)	(2,366)

Cash used for financing activities	(136,612)	(26,651)

Effect of exchange rate changes on cash/cash equivalents and other	(850)	1,146
Impact of consolidating WeightWatchers.com	5,693	—

Net increase in cash and cash equivalents	20,343	3,527
Cash and cash equivalents, beginning of period	23,442	57,530

Cash and cash equivalents, end of period	$43,785	$61,057

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.     Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc., its majority-owned subsidiaries and WeightWatchers.com, Inc. ("WeightWatchers.com"), the entity required to be consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). The term "WWI" as used throughout this document is used to indicate Weight Watchers International and its majority-owned subsidiaries. The term "the Company" as used throughout this document is used to indicate WWI as well as WeightWatchers.com. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on management's best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments and adjustments required upon adoption of FIN 46R) necessary for a fair presentation.

        Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows these notes, contains additional information on the results of operations, the financial position and cash flows of the Company. Those comments should be read in conjunction with these notes. The Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004 includes additional information about the Company, its results of operations, its financial position and its cash flows, and should be read in conjunction with this Quarterly Report on Form 10-Q.

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

        Based on the revisions in this regulation, the Company was required to reevaluate its relationship with its affiliate and licensee, WeightWatchers.com. In the course of this reevaluation, the Company determined that WeightWatchers.com was a variable interest entity under the revised regulation and that WWI was its primary beneficiary. Effective April 3, 2004, the Company has consolidated WeightWatchers.com. In accordance with the provisions of FIN 46R, the Company recorded a charge of $11,941, including a tax charge of $9,866, in the quarter ended April 3, 2004 for the cumulative effect of this accounting change. This charge reflected the cumulative impact to the Company's results of operations had WeightWatchers.com been consolidated since its inception in September 1999. Beginning in the first fiscal quarter ended April 3, 2004, the Company's consolidated balance sheet includes the balance sheet of WeightWatchers.com. Effective at the beginning of the second fiscal quarter of 2004, the Company's consolidated statement of operations and statement of cash flows include the results of WeightWatchers.com. All intercompany balances have been eliminated in consolidation. See Notes 10 and 13 for further information regarding WeightWatchers.com.

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

        Pursuant to Emerging Issues Task Force No. 00-2, "Web Site Development Costs" ("EITF 00-2"), WeightWatchers.com applies American Institute of Certified Public Accountants Statement of Position No. 98-1 to account for web site development costs. In accordance with EITF 00-2, WeightWatchers.com expenses all costs incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing the software, once the development has reached the application development stage. Application development stage costs generally include software configuration, coding, installation to hardware and testing. These costs are amortized over their estimated useful life. All costs incurred for upgrades, maintenance and enhancements, including the cost of web site content, that does not result in additional functionality, are expensed as incurred.

3.     Acquisitions

        All acquisitions have been accounted for under the purchase method of accounting and, accordingly, earnings have been included in the consolidated operating results of the Company since the date of acquisition. During the first nine months of fiscal 2004 and the full year fiscal 2003, the Company acquired certain assets of its franchises as outlined below.

        On August 22, 2004, the Company completed the acquisition of certain assets of its Fort Worth franchisee, Weight Watchers of Fort Worth, Inc., for a purchase price of $30,000, which was financed through cash from operations. The purchase price has principally been allocated to franchise rights acquired on the Company's balance sheet, however, due to the timing of this acquisition, the Company has not yet completed the purchase price allocation. Pro forma results of operations, assuming this acquisition had been completed at the beginning of each period presented, would not differ materially from the reported results.

        On May 9, 2004, the Company completed the acquisition of certain assets of its Washington, D.C. area franchisee, F-W Family Corporation (d/b/a Weight Watchers of Washington, D.C.) for a purchase price of $30,500, which was financed through cash from operations, plus assumed liabilities of $348. The total purchase price has been preliminarily allocated to franchise rights ($30,312), fixed assets ($320), inventory ($214) and other assets ($2). Pro forma results of operations, assuming this acquisition had been completed at the beginning of each period presented, would not differ materially from the reported results.

        On November 30, 2003, the Company completed the acquisition of certain assets of its franchisees, Weight Watchers of Dallas, Inc. and Pedebud, Inc. (d/b/a Weight Watchers of Northern New Mexico), pursuant to the terms of a combined asset purchase agreement between these two entities (collectively, "Dallas/New Mexico") and the Company. The purchase price was $27,200 plus assumed liabilities of $300, and was allocated to franchise rights ($26,874), property and equipment ($412) and inventory ($214). The acquisition was financed through cash from operations. Pro forma results of operations, assuming this acquisition had been completed at the beginning of each period presented, would not differ materially from the reported results.

        On March 30, 2003, the Company completed the acquisition of certain assets of eight of the 15 franchises of The WW Group, Inc. and its affiliates (the "WW Group") pursuant to the terms of an Asset Purchase Agreement executed on March 31, 2003 among the WW Group, The WW Group East L.L.C., The WW Group West L.L.C., Cuida Kilos, S.A. de C.V., Weight Watchers North America, Inc. and the Company. The purchase price for the acquisition was $180,700 plus assumed liabilities of $448 and acquisition costs of $866. The Company completed the purchase price allocation in the fourth quarter of 2003 as follows: franchise rights ($177,128), inventory ($2,741), prepaid expenses ($36) and property and equipment ($2,109). The acquisition was financed through cash and additional borrowings of $85,000 under a new Term Loan D under the Company's Credit Facility, as amended on April 1, 2003 (as defined in Note 5).

        The following table presents unaudited pro forma financial information that reflects the consolidated operations of WWI and the acquired franchises of the WW Group as if the acquisition had occurred as of the beginning of fiscal 2003. The pro forma financial information does not give effect to any synergies that might have resulted nor any discontinued expenses from the acquisition of the WW Group. Such discontinued expenses are estimated by management to be approximately $3,300 for the nine months ended September 27, 2003. These expenses relate to corporate expenses of the owners of the WW Group and other indirect expenses of non-acquired franchises for this period. This pro forma information does not include the impact of adopting FIN 46R, does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the consolidated companies.

Pro Forma
For the nine months ended September 27, 2003
Revenue	$747,558
Net income	$107,095
Diluted earnings per share	$0.98

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

4.     Goodwill and Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company no longer amortizes goodwill or other indefinite lived intangible assets. The Company performed a fair value impairment test as of January 3, 2004 on its goodwill and other indefinite lived intangible assets and determined that no impairment was evident. Unamortized goodwill is due mainly to the acquisition of the Company by the H.J. Heinz Company in 1978. The balance in goodwill increased from January 3, 2004 to October 2, 2004, primarily due to the Company's purchase of the minority interest in one of its foreign subsidiaries. Franchise rights acquired are due mainly to acquisitions of the Company's franchised territories. For the nine months ended October 2, 2004, franchise rights acquired increased primarily due to the acquisitions of our Fort Worth and Washington D.C. area franchises.

        In accordance with SFAS No. 142, aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $577 and $1,510 for the three and nine months ended October 2, 2004, respectively (including $262 and $598, respectively, for amortization of intangible assets of WeightWatchers.com). Aggregate amortization expense for the three and nine months ended September 27, 2003 was $259 and $772, respectively.

        The carrying amount of the Company's finite-lived intangible assets was as follows:

	October 2, 2004		January 3, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software costs	$4,692	$2,749	$1,879	$1,206
Trademarks	7,761	7,044	7,600	6,879
Non-compete agreement	1,200	1,100	1,200	875
Website development costs	6,239	4,331	—	—
Other	4,093	3,310	4,003	3,268

	$23,985	$18,534	$14,682	$12,228

        Estimated amortization expense on the Company's finite lived intangible assets for the next five fiscal years is as follows:

Remainder of 2004	$705
2005	$2,593
2006	$1,084
2007	$354
2008	$143

5.     Long-Term Debt

        The Company's long-term debt is entirely attributable to WWI. WeightWatchers.com does not have any credit facilities.

        WWI's Credit Agreement, as amended on January 16, 2001, December 21, 2001, April 1, 2003 and August 21, 2003 (the "Credit Facility") consists of Term Loans, a Revolver and a transferable loan certificate ("TLC").

        In January 2004, WWI refinanced its Credit Facility as follows: the Term Loan A, Term Loan B, and the TLC in the aggregate amount of $454,180 were repaid and replaced with a new Term Loan B in the amount of $150,000 and borrowings under the Revolver of $310,000. In connection with this refinancing, available borrowings under the Revolver increased from $45,000 to $350,000. (See also Note 14.)

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

        The Credit Facility contains customary covenants including covenants that in certain circumstances restrict WWI's ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The Credit Facility also requires WWI to maintain specified financial ratios and satisfy financial condition tests. The Credit Facility contains customary events of default. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans and declare amounts outstanding to be immediately due and payable.

        Due to the early extinguishment of the Term Loans resulting from this refinancing, the Company recognized expenses of $3,254 for the three months ended April 3, 2004, which included the write-off of unamortized debt issuance costs of $2,933 and $321 of fees associated with the transaction.

        On August 21, 2003, the Company successfully completed a tender offer and consent solicitation to purchase 96.6% of its $150,000 USD denominated ($144,900) and 91.6% of its €100,000 euro denominated (€91,600) 13% Senior Subordinated Notes. Due to this early extinguishment of debt, the Company recognized expenses of $47,368 in the three and nine months ended September 27, 2003, which included tender premiums of $42,619, the write-off of unamortized debt issuance costs of $4,387 and $362 of fees associated with the transaction.

        On October 1, 2004, the Company repurchased and retired the remaining balance of its 13% Senior Subordinated Notes in the amounts of $5,100 USD denominated and €8,400 euro-denominated. Due to this early extinguishment of debt, the Company recognized expenses of $1,010 in the quarter ended October 2, 2004 related to the tender premiums associated with this redemption.

6.     Treasury Stock

        On October 9, 2003, the Company, at the direction of WWI's Board of Directors, authorized a program to repurchase up to $250,000 of the Company's outstanding common stock. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Luxembourg or its affiliates under the program. During the nine months ended October 2, 2004, the Company purchased 3,227 shares of common stock in the open market at a total cost of $121,009. During the period October 9, 2003 to January 3, 2004, the Company purchased 784 shares of common stock in the open market at a total cost of $28,815.

7.     Earnings Per Share

        Basic earnings per share ("EPS") computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS includes the weighted average number of common shares outstanding and the effect of dilutive common stock equivalents.

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Numerator:
Income before cumulative effect of accounting change	$50,232	$11,482	$151,816	$105,837
Cumulative effect of accounting change, net of tax	—	—	(11,941)	—

Net income	$50,232	$11,482	$139,875	$105,837

Denominator:
Weighted-average shares	104,439	106,856	105,274	106,668
Effect of dilutive stock options	2,257	2,924	2,430	3,114

Denominator for diluted EPS-Weighted-average shares	106,696	109,780	107,704	109,782

Basic EPS:
Income before cumulative effect of accounting change	$0.48	$0.11	$1.44	$0.99
Cumulative effect of accounting change, net of tax	—	—	(0.11)	—

Net income	$0.48	$0.11	$1.33	$0.99

`
Diluted EPS:
Income before cumulative effect of accounting change	$0.47	$0.10	$1.41	$0.96
Cumulative effect of accounting change, net of tax	—	—	(0.11)	—

Net income	$0.47	$0.10	$1.30	$0.96

        The number of anti-dilutive stock options excluded from the calculation of weighted average shares for diluted EPS was 372 and 24 for the three months ended October 2, 2004 and September 27, 2003, respectively, and 377 and 18 for the nine months ended October 2, 2004 and September 27, 2003, respectively.

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

        Under the Plan, grants may take the following forms at the committee's sole discretion: incentive stock options, stock appreciation rights, restricted stock and other stock-based awards. The maximum number of shares available for grant under this Plan was 2,500 shares as of the effective date of the Plan. No awards have yet been made under this Plan.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net income, as reported	$50,232	$11,482	$139,875	$105,837
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all stock option awards, net of related tax effect	1,176	527	2,877	1,503

Pro forma net income	$49,056	$10,955	$136,998	$104,334

EPS:
Basic-as reported	$0.48	$0.11	$1.33	$0.99

Basic-pro forma	$0.47	$0.10	$1.30	$0.98

Diluted-as reported	$0.47	$0.10	$1.30	$0.96

Diluted-pro forma	$0.46	$0.10	$1.27	$0.95

9.     Income Taxes

        Although consolidated for financial reporting purposes under FIN 46R, WWI and WeightWatchers.com are separate tax paying entities.

        The effective tax rate for the three and nine months ended October 2, 2004 was 26.8% and 33.9%, respectively, on the consolidated results of the Company. The effective tax rate for the three and nine months ended September 27, 2003 was 35.3% and 38.3%, respectively. For the three and nine months ended October 2, 2004, the primary differences between the U.S. federal statutory tax rate and the Company's effective tax rate were state income taxes, offset by net operating loss carryforwards utilized by WeightWatchers.com (for which a full valuation allowance had been recorded) and the reversal of a $5,500 accrued tax liability recorded as a result of WWI's September 29, 1999 recapitalization and stock purchase transaction with its former parent, H.J. Heinz Company. For the three and nine months ended September 27, 2003, the primary differences between the U.S. federal statutory tax rate and the Company's effective tax rate were state income taxes.

        Due to the consolidation of WeightWatchers.com, the Company had net operating loss carryforwards at October 2, 2004 of approximately $19,800 for federal income tax purposes. These losses are available to reduce WeightWatchers.com's future taxable income and will begin to expire at varying amounts after 2019. Due to the uncertainty surrounding the realization of deferred tax assets, comprised mainly of net operating loss carryforwards, a full valuation allowance has been provided. Management will continue to monitor the necessity of this valuation allowance.

10.   Transactions with WeightWatchers.com

        WeightWatchers.com was formed on September 22, 1999 to develop and market safe, sensible online weight management products on the Internet. WeightWatchers.com provides these weight management products to consumers through access to specified areas of its website, on a monthly subscription basis. It also provides online marketing services to WWI.

        For all periods through and including the first quarter of 2004, WWI's transactions with WeightWatchers.com were not considered intercompany activities and therefore, the resulting income/(expense) has been included in the Company's consolidated results of operations. Beginning in the second quarter of 2004 with the adoption of FIN 46R, all transactions with WeightWatchers.com are now considered intercompany activities and therefore, eliminated in consolidation.

        Therefore, the Company's consolidated results for the three months ended October 2, 2004 contain no income/(expense) related to WWI's activities with WeightWatchers.com since all such activity was eliminated in consolidation. The Company's consolidated results for the nine months ended October 2, 2004 include only the income/(expense) resulting from WWI's activities with WeightWatchers.com which took place in the first quarter of 2004. However, the Company's consolidated results for the three and nine months ended September 27, 2003 include all the income/(expense) resulting from WWI's activities with WeightWatchers.com which took place during each respective period.

Loan Agreement:

        Pursuant to the amended loan agreement, dated September 10, 2001, between WWI and WeightWatchers.com, WWI provided loans to WeightWatchers.com through fiscal 2001 aggregating $34,500. WWI has no further obligation to provide funding to WeightWatchers.com. By the end of 2001, having reviewed the loan balances quarterly for impairment, WWI recorded a full valuation allowance against the balances. Beginning on January 1, 2002, the loan bears interest at 13% per year, and beginning March 31, 2002, interest has been and shall be paid to WWI semi-annually. All principal outstanding under the agreement is payable in six semi-annual installments which commenced on March 31, 2004.

        Interest income recorded by the Company was $0 and $949 for the three and nine months ended October 2, 2004, respectively. This compares to $956 and $3,189 for the three and nine months ended September 27, 2003, respectively. The interest receivable balance as of October 2, 2004 and January 3, 2004 was $0 and $1,009, respectively, and was included within receivables, net. Other income recorded by the Company resulting from loan repayments was $0 and $4,917 for the three and nine months ended October 2, 2004, respectively. This compares to $0 and $5,000 for the three and nine months ended September 27, 2003, respectively.

Intellectual Property License:

        WWI entered into an amended and restated intellectual property license agreement dated September 10, 2001 with WeightWatchers.com. In fiscal 2002, WWI began earning royalties pursuant to the agreement. Royalty income recorded by the Company was $0 and $1,954 for the three and nine months ended October 2, 2004, respectively. This compares to $1,842 and $5,322 for the three and nine months ended September 27, 2003, respectively. These amounts were included in product sales and other, net. The royalty receivable balance as of October 2, 2004 and January 3, 2004 was $0 and $1,758, respectively, and was included within receivables, net.

Service Agreement:

        Simultaneous with the signing of the amended and restated intellectual property license agreement, WWI entered into a service agreement with WeightWatchers.com under which WeightWatchers.com provides certain types of services. WWI is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses. Service expense recorded by the Company was $0 and $558 for the three and nine months ended October 2, 2004, respectively. This compares to $472 and $1,270 for the three and nine months ended September 27, 2003, respectively. These amounts were included in marketing expenses. The accrued service payable at October 2, 2004 and January 3, 2004 was $0 and $1,223, respectively, and was netted against receivables, net.

11.   Legal

        WWI's agreement with CoolBrands International, Inc., ("CoolBrands"), the now former licensee for Weight Watchers ice cream and frozen novelties, expired by its terms on September 28, 2004. On August 3, 2004, WWI filed a lawsuit against CoolBrands to enforce the sell-off provisions of the CoolBrands license in response to statements made by CoolBrands to the contrary.

        On August 11, 2004, CoolBrands filed a lawsuit in the Supreme Court, State of New York, Nassau County, against WWI and Wells' Dairy Inc., ("Wells"), which is WWI's new licensee for ice cream and frozen novelty products effective October 1, 2004.

        CoolBrands alleges that WWI breached the exclusivity of its license agreement by entering into the agreement with Wells on July 28, 2004 prior to the expiration of WWI's agreement with CoolBrands. CoolBrands further alleges that Wells induced WWI to breach the agreement with CoolBrands, and tortiously interfered with its contractual rights. CoolBrands claims that, as a result, its market capitalization has been reduced since July 28, 2004, when it first announced to the investment community that its Weight Watchers license would expire on September 28, 2004. CoolBrands also claims damages for a reduction of income and profit that will be suffered over the next 10 years, and punitive damages because WWI's actions were allegedly the equivalent of criminal indifference to civil obligations. Damages in excess of $360,000 are sought.

        WWI is vigorously contesting the matter and, based in part upon advice of legal counsel, strongly believes that the suit by CoolBrands is without merit, and that the ultimate resolution of both lawsuits will not have a materially adverse effect on the Company's financial position or results of operations.

        Due to the nature of its activities, the Company is, at times, also subject to pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on the Company's results of operations, financial condition or cash flows.

12.   Derivative Instruments and Hedging

        The Company entered into forward and swap contracts to hedge transactions denominated in foreign currencies in order to reduce currency risk associated with fluctuating exchange rates. These contracts were used primarily to hedge certain foreign currency cash flows and for payments arising from some of the Company's foreign currency denominated debt obligations. In addition, the Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of October 2, 2004, the Company held contracts to purchase interest rate swaps with notional amounts totaling $200,000. The Company also held contracts to sell interest rate swaps with notional amounts totaling

$200,000. As of September 27, 2003, the Company held currency and interest rate swap contracts to purchase foreign currency and interest rate swaps with notional amounts totaling $55,156. The Company also held separate foreign currency and interest rate swap contracts to sell foreign currency and interest rate swaps with notional amounts totaling $55,628. The Company is hedging forecasted transactions for periods not exceeding the next 12 months. As of October 2, 2004, the Company estimates that derivative losses of $10, net of income taxes, reported in accumulated other comprehensive income will be reclassified to the Statement of Operations within the next 12 months.

        As of October 2, 2004 and September 27, 2003, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive income in the amounts of $10 ($17 before taxes) and $430 ($852 before taxes), respectively. In the third quarter of 2004 and 2003, the Company discontinued certain of its cash flow hedges that were associated with the euro-denominated Notes extinguished in these periods, as described in Note 5. As such, the Company recorded net (gains)/losses of ($16) and $5,381 to other (income)/expense, net in the three months ended October 2, 2004 and September 27, 2003, respectively. In addition, the Company recorded net proceeds of $1,255 and $2,710 from the gain on settlement in cash from financing activities in the statement of cash flows for the nine months ended October 2, 2004 and September 27, 2003, respectively, as cash flows from hedge transactions are classified in a manner consistent with the item being hedged. The ineffective portion of changes in fair values for qualifying cash flow hedges was not material. Prior to the extinguishment of the euro Notes, the Company hedged 24% of the outstanding principal of the euro-denominated Notes via forward contracts. As such, to offset gains or losses from changes in foreign exchange rates related to the euro Notes for the nine months ended September 27, 2003, the Company reclassified gains of $1,452 ($2,380 before taxes) from accumulated other comprehensive income (loss) to other (income)/expense, net. Subsequent to the extinguishment of the majority of its euro Notes in the third quarter of 2003, the Company was 100% hedged for foreign currency fluctuations related to the remaining balance of its euro Notes. Subsequent to the extinguishment of the remaining balance of its euro Notes in the third quarter of 2004, the Company no longer requires hedges for foreign currency fluctuations. For the three and nine months ended October 2, 2004 fair value adjustments for non-qualifying hedges resulted in a decrease to net income of $590 ($967 before taxes) and $756 ($1,240 before taxes), respectively, included within other expense, net.

13.   Segment Data

        Effective with the adoption of FIN 46R in the first quarter of 2004 (See Note 1), the Company now has two reportable operating segments: Weight Watchers International and WeightWatchers.com, its affiliate and licensee. Since these are two separate and distinct businesses, the financial information for each company is maintained and managed separately. The results of operations and assets for each of these segments are derived from each company's financial reporting system. All intercompany activity is eliminated in consolidation. Since FIN 46R was adopted as of the last day of the first quarter of 2004, WeightWatchers.com's results of operations for the three months ended April 3, 2004 have been included in the charge for the cumulative effect of accounting change. Therefore, the measure of profitability for WeightWatchers.com for the three and nine months ended October 2, 2004 included only their results of operations beginning with the second quarter of 2004. For the same reason, comparative financial information by segment is not presented.

        Information about the Company's reportable operating segments is as follows:

	Three Months Ended October 2, 2004
	Weight Watchers International	Weight Watchers ..com	Intercompany Eliminations	Consolidated
Revenues from external customers	$223,140	$22,775	$—	$245,915
Intercompany revenue	2,170	508	(2,678)	—

Total revenue	225,310	23,283	(2,678)	245,915

Depreciation and amortization	2,104	585	—	2,689

Operating income	67,607	6,211	—	73,818
Interest expense, net	3,618	824	(54)	4,388
Other (income)/expense, net	(5,079)	—	4,917	(162)
Early extinguishment of debt	1,010	—	—	1,010
Provision for taxes	20,218	50	(1,918)	18,350

Net income	47,840	5,337	(2,945)	50,232

Weighted average diluted shares outstanding				106,696

Total assets	$801,334	$19,342	$(10,902)	$809,774

	Nine Months Ended October 2, 2004
	Weight Watchers International	Weight Watchers ..com	Intercompany Eliminations	Consolidated
Revenues from external customers	$747,275	$44,899	$—	$792,174
Intercompany revenue	4,266	1,140	(5,406)	—

Total revenue	$751,541	$46,039	$(5,406)	$792,174

Depreciation and amortization	6,242	1,209	—	7,451

Operating income	232,321	10,730	(43)	243,008
Interest expense, net	11,138	1,649	(108)	12,679
Other (income)/expense, net	(8,583)	—	4,917	(3,666)
Early extinguishment of debt	4,264	—	—	4,264
Provision for taxes	79,733	100	(1,918)	77,915

Income before cumulative effect of accounting change	145,769	8,981	(2,934)	151,816

Weighted average diluted shares outstanding				107,704

Total assets	$801,334	$19,342	$(10,902)	$809,774

14.   Subsequent Events

        On October 19, 2004, WWI increased its net borrowing capacity by adding a new term loan to its existing Credit Facility in the amount of $150,000. Coterminous with the previously existing Credit Facility, these funds were initially used to reduce borrowings under WWI's Revolver, resulting in no increase in WWI's net borrowing. The additional term loan bears interest at an annual rate of LIBOR plus 1.50%, or at WWI's option, the alternate base rate (as defined in the Credit Facility) plus 0.50%. The maturity date for these borrowings is March 31, 2010.

        In anticipation of the expiration of its existing lease in Woodbury, New York, on October 3, 2004, WWI entered into an eight-year lease agreement to relocate its corporate headquarters to New York City. Lease payments approximate $2,140 per year.

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

        You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed herein could cause our results to differ materially from those expressed or suggested in any forward-looking statements. Except as required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that occur after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

        For a discussion of the critical accounting policies affecting us, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Significant Accounting Policies" beginning on page 17 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Other than the accounting for web site development costs and FIN 46R (as explained further below), the critical accounting policies affecting us have not changed since January 3, 2004.

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

        Pursuant to Emerging Issues Task Force No. 00-2, "Web Site Development Costs" ("EITF 00-2"), WeightWatchers.com applies American Institute of Certified Public Accountants Statement of Position

No. 98-1 to account for web site development costs. In accordance with EITF 00-2, WeightWatchers.com expenses all costs incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing the software, once the development has reached the application development stage. Application development stage costs generally include software configuration, coding, installation to hardware and testing. These costs are amortized over their estimated useful life. All costs incurred for upgrades, maintenance and enhancements, including the cost of web site content, that does not result in additional functionality, are expensed as incurred.

        On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), to clarify when an entity should consolidate another entity known as a variable interest equity ("VIE"). The standard required that, under certain circumstances, separate businesses with some common ownership be consolidated for financial reporting purposes. Upon adoption of the original FIN 46, we would not have met those circumstances, and we therefore have not consolidated WeightWatchers.com's financial statements into our 2003 and prior reported financial statements.

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

        Based on the revisions in this regulation, we were required to reevaluate our relationship with our affiliate and licensee, WeightWatchers.com. In the course of this reevaluation, we determined that WeightWatchers.com was a variable interest entity under the revised regulation and that we were its primary beneficiary. Effective April 3, 2004, we have consolidated WeightWatchers.com. In accordance with the provisions of FIN 46R, we recorded a charge of $11.9 million, including a tax charge of $9.9 million, in the quarter ended April 3, 2004 for the cumulative effect of this accounting change. This charge reflects the cumulative impact to our results of operations had WeightWatchers.com been consolidated since its inception in September 1999. Beginning in our first fiscal quarter ended April 3, 2004, our consolidated balance sheet includes the balance sheet of WeightWatchers.com. Effective at the beginning of the second fiscal quarter of 2004, our consolidated statement of operations and statement of cash flows include the results of WeightWatchers.com. All intercompany balances have been eliminated in consolidation.

RESULTS OF OPERATIONS

        Figures are rounded to the nearest one hundred thousand; percentage changes are based on rounded figures. Attendance percentage changes are based on rounded figures to the nearest thousand.

        As a result of the adoption of FIN 46R in the first quarter of 2004, our consolidated results now include the addition of the financial results of WeightWatchers.com, and eliminate any intercompany transactions between the two companies. The financial impact of adopting FIN 46R is shown as a separate column on each of the tables below.

Impact of FIN 46R

        As a result of our adoption of FIN 46R, we began consolidating the results of operations of our affiliate and licensee, WeightWatchers.com, at the beginning of the second quarter 2004. The table below shows the impact of this adoption on the three and nine months ended October 2, 2004 income statements of Weight Watchers International.

	Three months ended October 2, 2004			Nine months ended October 2, 2004
	WWI Results	Impact of Adopting FIN 46R	Consolidated Results	WWI Results	Impact of Adopting FIN 46R	Consolidated Results
Revenues	$225.3	$20.6	$245.9	$751.5	$40.7	$792.2
Cost of revenues	114.0	6.6	120.6	361.6	13.1	374.7

Gross profit	111.3	14.0	125.3	389.9	27.6	417.5
Marketing expenses	21.3	5.2	26.5	94.0	11.1	105.1
Selling, general and administrative expenses	22.4	2.6	25.0	63.6	5.8	69.4

Operating income	67.6	6.2	73.8	232.3	10.7	243.0
Interest expense, net	3.6	0.8	4.4	11.1	1.6	12.7
Other (income)/expense, net	(5.1)	4.9	(0.2)	(8.6)	4.9	(3.7)
Early extinguishment of debt	1.0	—	1.0	4.3	—	4.3

Income before taxes and cumulative effect of accounting change	68.1	0.5	68.6	225.5	4.2	229.7
Provision for income taxes	20.3	(1.9)	18.4	79.7	(1.8)	77.9

Income before cumulative effect of accounting change	47.8	2.4	50.2	145.8	6.0	151.8
Cumulative effect of accounting change	—	—	—	—	(11.9)	(11.9)

Net income	$47.8	$2.4	$50.2	$145.8	$(5.9)	$139.9

Weighted average diluted common shares outstanding	106.7	106.7	106.7	107.7	107.7	107.7

Diluted EPS	$0.45	$0.02	$0.47	$1.35	$(0.05)	$1.30

        Because the requirement to consolidate WeightWatchers.com's income statement with ours began in the second quarter 2004, the impact on the nine months ended October 2, 2004 includes WeightWatchers.com's results of operations, net of intercompany eliminations, for only the six months ended October 2, 2004.

        The impact of the consolidation on the three months ended October 2, 2004 is to add $20.6 million in revenues and $14.0 million of gross profit. Operating income for the quarter increases by $6.2 million after incremental marketing expenses of $5.2 million, and selling, general and administrative expenses of $2.6 million. A scheduled loan repayment of $4.9 million and interest income of $0.8 million, which Weight Watchers International earned from WeightWatchers.com in the third quarter, is eliminated in the consolidation of intercompany activity. Our third quarter 2004 diluted earnings per share of $0.47 includes $0.02 of EPS resulting from the adoption of FIN 46R.

        The FIN 46R impact for the nine months ended October 2, 2004 is to add $40.7 million in revenues and $27.6 million of gross profit. Operating income for the period increases by $10.7 million net of marketing expenses of $11.1 million and selling, general and administrative expenses of $5.8 million. The scheduled third quarter loan repayment of $4.9 million and interest income for six months of $1.6 million, which Weight Watchers International earned from WeightWatchers.com during the six months ended October 2, 2004, is eliminated in the consolidation of intercompany activity.

        In accordance with the provisions of FIN 46R, we recorded a charge of $11.9 million, net of taxes, in the first quarter of 2004. This charge reflects what the cumulative impact to our results of operations would have been had WeightWatchers.com been consolidated since its inception at September 1999.

        For the nine months ended October 2, 2004, the consolidation combined with the first quarter cumulative effect of accounting change, net of tax, related to the adoption of FIN 46R, resulted in a decrease to fully diluted earnings per share of $0.05.

Weight Watchers International

        The remaining sections of this discussion will address only the results of operations of Weight Watchers International and its majority-owned subsidiaries and will exclude the impact of FIN 46R and the consolidation of WeightWatchers.com.

        The chart below compares Weight Watchers International's 2004 three and nine month results to the prior year comparable periods.

	WWI Three Month Results			WWI Nine Month Results
	October 2, 2004	September 27, 2003	Increase/ (Decrease)	October 2, 2004	September 27, 2003	Increase/ (Decrease)
Revenues	$225.3	$217.5	$7.8	$751.5	$727.8	$23.7
Cost of revenues	114.0	107.3	6.7	361.6	336.7	24.9

Gross profit	111.3	110.2	1.1	389.9	391.1	(1.2)
Marketing expenses	21.3	18.2	3.1	94.0	85.5	8.5
Selling, general and administrative expenses	22.4	18.0	4.4	63.6	54.5	9.1

Operating income	67.6	74.0	(6.4)	232.3	251.1	(18.8)
Interest expense, net	3.6	8.0	(4.4)	11.1	28.9	(17.8)
Other (income)/expense, net	(5.1)	0.9	(6.0)	(8.6)	3.2	(11.8)
Early extinguishment of debt	1.0	47.4	(46.4)	4.3	47.4	(43.1)

Income before taxes	68.1	17.7	50.4	225.5	171.6	53.9
Provision for income taxes	20.3	6.2	14.1	79.7	65.8	13.9

Net income	$47.8	$11.5	$36.3	$145.8	$105.8	$40.0

Diluted EPS	$0.45	$0.10	$0.35	$1.35	$0.96	$0.39

WWI comparison of the three months ended October 2, 2004 to the three months ended September 27, 2003

        Net revenues were $225.3 million for the three months ended October 2, 2004, an increase of $7.8 million, or 3.6%, from $217.5 million for the three months ended September 27, 2003. The 3.6% increase in net revenues was driven by international attendance growth and more favorable foreign currency rates, partially offset by a decline in North America attendance. On a combined basis, worldwide company-owned attendance declined 3.3%. Compared to the comparable period a year ago, classroom meeting fees increased by $1.9 million, product sales rose $3.3 million, and revenues from licensing and our publications increased $3.5 million. Franchise commissions were $1.0 million lower than last year's third quarter as we have continued our franchise acquisition program, adding three more franchises since September 2003. In total in this quarter, more favorable foreign currency rates added $8.6 million to revenues.

        For the three months ended October 2, 2004, total classroom meeting fees were $143.3 million, an increase of $1.9 million, or 1.3%, from $141.4 million in the three months ended September 27, 2003. Attendances were 13.8 million versus 14.2 million in the prior year quarter. In North American company-owned operations ("NACO"), third quarter 2004 classroom meeting fees were $85.4 million, down 9.1% from $93.9 million in last year's third quarter. As expected, NACO attendance declined versus the prior year quarter. Including acquisitions, third quarter NACO attendance was 10.2% below prior year. On an organic basis, excluding the Fort Worth and Washington, D.C. franchise acquisitions, which occurred during this year, and the Dallas and New Mexico franchises, which were acquired during the fourth quarter of 2003, NACO attendance declined 13.9%.

        International company-owned classroom meeting fees were $57.9 million for the three months ended October 2, 2004, an increase of $10.4 million, or 21.9%, from $47.5 million for the three months ended September 27, 2003. The growth in meeting fees was driven by a 17.2% increase in Continental Europe attendance, coupled with the favorable impact of foreign currency exchange rates.

        Product sales were $67.3 million for the three months ended October 2, 2004, an increase of $3.3 million, or 5.2%, from $64.0 million for the three months ended September 27, 2003. Domestically, product sales per attendee in our meeting room increased by 7.2%, attributable to the realignment of our consumable product offerings and the addition of new products. Total domestic product sales, however, declined 3.2% to $35.8 million largely as a result of lower attendances.

        Franchise royalties were $2.9 million domestically and $1.4 million internationally for the three months ended October 2, 2004, down 18.9% in the aggregate versus the third quarter 2003. Excluding the impact of acquisitions made subsequent to the third quarter 2003, domestic franchise royalties declined 16.1%, reflective of the overall slowdown in the U.S., but with a steeper decline than NACO. International franchise royalties were essentially flat.

        Revenue from advertising in our publications, licensing and other sources was $10.4 million for the three months ended October 2, 2004, an increase of $3.5 million, or 50.7%, from $6.9 million for the three months ended September 27, 2003. Advertising revenues increased 27.5%. Licensing revenues more than doubled, up $2.2 million over last year's third quarter, indicating the momentum of that business. Beginning in October 2004, royalty streams from those previously existing third party licenses which had been due and paid since September 1999 to H.J. Heinz Company, our former parent, will revert to us, adding annualized revenues in excess of $6.0 million.

        Cost of revenues was $114.0 million for the three months ended October 2, 2004, an increase of $6.7 million, or 6.2%, from $107.3 million for the three months ended September 27, 2003. Gross profit margin of 49.4% of sales in the period decreased from 50.7% of sales a year ago. Gross margin was negatively impacted primarily by a decline in the average number of attendances in our NACO meetings. Gross margin declines also include the impact of discounting certain products in advance of our Fall 2004 innovations.

        Marketing expenses increased $3.1 million, or 17.0%, to $21.3 million in the three months ended October 2, 2004 from $18.2 million in the three months ended September 27, 2003. Marketing expenses were 9.5% of revenues in this year's third quarter, up from 8.4% in the comparable period last year. Marketing spending increased with the launch in this year's third quarter of new program innovations in both NACO and Continental Europe.

        Selling, general and administrative expenses were $22.4 million for the three months ended October 2, 2004, an increase of $4.4 million, or 24.4%, from $18.0 million for the three months ended September 27, 2003. Professional fees and other expenses related to regulatory compliance drove expenses up. Currency translation relative to our international subsidiaries also increased quarter over quarter general and administrative expenses. Other areas of increase included legal fees and salaries and associated expenses. Selling, general and administrative expense was 9.9% of revenues in the third quarter of 2004 as compared to 8.3% in the third quarter of 2003.

        Operating income was $67.6 million for the three months ended October 2, 2004, a decrease of $6.4 million, or 8.6%, from $74.0 million for the three months ended September 27, 2003. The operating income margin in the third quarter of 2004 was 30.0%, as compared to 34.0% in the third quarter of 2003.

        Net interest charges were down 55.0%, or $4.4 million, to $3.6 million for the three months ended October 2, 2004 as compared to $8.0 million in the three months ended September 27, 2003. The repurchase and retirement in the third quarter of 2003 of most of our 13% Senior Subordinated Notes and the associated refinancing of our Credit Facility lowered our interest expense significantly. The remainder of these Notes, $5.1 million U.S. dollar denominated and €8.4 million euro-denominated, was retired on October 1, 2004.

        The third quarter 2004 repurchase and retirement of the remaining balance of our 13% Senior Subordinated Notes resulted in $1.0 million of early extinguishment of debt expense related to tender premiums. In the third quarter of 2003, when we repurchased and retired the majority of our 13% Senior Subordinated Notes, we recognized expenses of $47.4 million, which included tender premiums of $42.6 million, the write off of unamortized debt issuance costs of $4.4 million and $0.4 million of transaction fees.

        For the three months ended October 2, 2004, we reported other income of $5.1 million as compared to other expense of $0.9 million for the three months ended September 27, 2003. The increase in other income is primarily due to the $4.9 million loan repayment from WeightWatchers.com in the third quarter of 2004.

        Our effective tax rate for the three months ended October 2, 2004 was 29.7% as compared to 35.3% for the three months ended September 27, 2003. We recorded a tax benefit in the current quarter by reversing of a $5.5 million accrued tax liability recorded as a result of the September 1999 recapitalization and stock purchase transaction with our former parent, H.J. Heinz Company. The early extinguishment of debt in the third quarter of 2003 caused a change in the mix of domestic and foreign earnings, resulting in a reduction to the effective tax rate in the three months ended September 27, 2003.

WWI comparison of the nine months ended October 2, 2004 to the nine months ended September 27, 2003

        At the beginning of the second quarter of 2003, we acquired eight of the 15 territories of the WW Group, our largest franchise, adding approximately five million attendances on an annual basis (based on 2002 actuals as reported by the WW Group). The information reported here for the three and nine months ended October 2, 2004, as well as the three and nine months ended September 27, 2003, includes the results of the WW Group since its date of acquisition.

        Net revenues were $751.5 million for the nine months ended October 2, 2004, an increase of $23.7 million, or 3.3%, from $727.8 million for the nine months ended September 27, 2003. The 3.3% increase in net revenues was primarily due to more favorable foreign currency rates. Compared to the comparable period a year ago, classroom meeting fees increased by $22.1 million. In total over the nine months, product sales increased by only $0.5 million versus the comparable prior year period. The decline in product sales in the first half of this year has been offset by gains made in the third quarter. Advertising, licensing and other revenues increased $5.9 million from the first nine months of 2003, while franchise royalties declined by $4.9 million, in part related to our acquisition of four franchises. Included in the total $23.7 million increase in net revenues is a benefit of approximately $34.6 million from foreign currency exchange rates. On a local currency basis, meeting fees and product sales in our international operations increased 5.9%.

        For the nine months ended October 2, 2004, total classroom meeting fees were $485.7 million, an increase of $22.1 million, or 4.8%, from $463.6 million in the nine months ended September 27, 2003. Attendances remained consistent with the prior year period, at 47.2 million. In NACO, classroom meeting fees were $288.6 million in the nine months ended October 2, 2004, down 3.8% from $300.1 million in the nine months of last year. Including acquisitions, NACO attendance for the nine months was 4.5% lower than the prior year period. NACO organic attendance, however, declined 11.6%. The organic attendance comparison for the nine months 2004 versus 2003 excludes any franchises that were acquired during either year. We acquired four franchises since the beginning of 2003: the WW Group at the beginning of the second quarter 2003, Dallas and New Mexico during the fourth quarter 2003, the Washington D.C. area during the second quarter 2004, and Fort Worth during the third quarter 2004. During the nine month period in 2004, the life-cycle of the "low-carb" diet craze, which was extended by food manufacturers' heavily marketed introductions of related food products, has had an impact on our North America business. Management believes that the appeal of these diets and food products is weakening.

        International company-owned classroom meeting fees were $197.1 million for the nine months ended October 2, 2004, an increase of $33.7 million, or 20.6%, from $163.4 million for the nine months ended September 27, 2003. The growth in meeting fees was driven primarily by attendance increases in Continental Europe of 12.9% coupled with the favorable impact of foreign currency exchange rates.

        Product sales were $221.1 million for the nine months ended October 2, 2004, an increase of $0.5 million, or 0.2%, from $220.6 million for the nine months ended September 27, 2003. Domestically, meeting room product sales per attendee declined 5.9% over the nine months ended October 2, 2004 compared to the prior year; however, the third quarter has shown some recovery in product sales per attendee, up 7.2%, concurrent with the implementation of a realignment of our consumable product offerings. Total domestic product sales declined 11.5% over the nine months, to $111.8 million, versus the comparable period in 2003 driven by the decline in NACO attendance. Internationally, product sales increased 15.9% to $109.3 million with approximately $12.1 million of the increase due to foreign currency.

        Franchise royalties were $10.3 million domestically and $5.0 million internationally for the nine months ended October 2, 2004. Total franchise royalties of $15.3 million were down 24.3%, or $4.9 million, from $20.2 million in the comparable period last year. The decrease resulted from the impact of having acquired four franchises in the U.S. and from the general slowdown in the U.S. business. Excluding the recently acquired franchises, domestic franchise royalties declined 17.0%, while international franchise royalties rose 4.4%.

        Revenue from advertising, licensing and other sources was $29.4 million for the nine months ended October 2, 2004, an increase of $5.9 million, or 25.1%, from $23.5 million for the nine months ended September 27, 2003. Revenues from licensing, including our WeightWatchers.com licensee, increased $5.0 million, with revenues from our publications contributing to the remainder of the increase.

        Cost of revenues was $361.6 million for the nine months ended October 2, 2004, an increase of $24.9 million, or 7.4%, from $336.7 million for the nine months ended September 27, 2003. In the nine months ended October 2, 2004, the gross profit margin of 51.9% remained above the 50% level but was lower than the 53.7% level of the comparable period a year ago. Gross margin declined largely as a result of a lower average number of attendances per meeting, primarily in our NACO region.

        Marketing expenses increased $8.5 million, or 9.9%, to $94.0 million in the nine months ended October 2, 2004 from $85.5 million in the nine months ended September 27, 2003, with more than half of the increase resulting from currency translation. As a percentage of net revenues, marketing expenses were 12.5% in the period, as compared to 11.7% in the comparable period last year.

        Selling, general and administrative expenses were $63.6 million for the nine months ended October 2, 2004, an increase of $9.1 million, or 16.7%, from $54.5 million for the nine months ended September 27, 2003. Period-over-period, general and administrative expenses increased as a result of the impact of currency translation, professional fees and other expenses related to regulatory compliance, higher legal fees and salaries and associated expenses. General and administrative expenses were 8.5% of revenues in the nine months of 2004 as compared to 7.5% in the nine months of 2003.

        Operating income was $232.3 million for the nine months ended October 2, 2004, a decrease of $18.8 million, or 7.5%, from $251.1 million for the nine months ended September 27, 2003. The operating income margin in the first nine months of 2004 was 30.9%, as compared to 34.5% in the first nine months of 2003.

        Net interest charges were down 61.6% or $17.8 million to $11.1 million for the nine months ended October 2, 2004 as compared to $28.9 million in the nine months ended September 27, 2003. The repurchase and retirement in the third quarter of 2003 of most of our 13% Senior Subordinated Notes and the associated refinancing of our Credit Facility lowered our interest expense significantly. Additional refinancing this year (see "Liquidity and Capital Resources" below for further details of the refinancing) had a lesser impact on interest.

        As a result of the refinancing of our Credit Facility, which we undertook in the first quarter of 2004, and the repurchase and retirement of the balance of our Senior Subordinated Notes in the third quarter of 2004, we recognized early extinguishment of debt expenses of $4.3 million. These expenses included the write-off of unamortized debt issuance costs from prior refinancings and the recognition of tender premiums and fees associated with these transactions.

        In the third quarter of last year, when we repurchased and retired the majority of our 13% Senior Subordinated Notes, we recognized early extinguishment of debt expenses of $47.4 million. These included tender premiums of $42.6 million, the write off of unamortized debt issuance costs of $4.4 million and $0.4 million of transaction fees associated with the transaction.

        For the nine months ended October 2, 2004, we reported other income of $8.6 million as compared to other expense of $3.2 million for the nine months ended September 27, 2003. The increase was due to two factors. In 2004, we received higher loan payments from WeightWatchers.com which increased our other income. In 2003, other expense resulted from an unrealized currency translation loss in the third quarter associated with the retirement in that period of the majority of our Senior Subordinated euro-denominated Notes, net of hedges.

        Our effective tax rate for the nine months ended October 2, 2004 was 35.4% as compared to 38.4% for the three months ended September 27, 2003. We recorded a tax benefit in the current quarter by reversing of a $5.5 million accrued tax liability recorded as a result of the September 1999 recapitalization and stock purchase transaction with our former parent, H.J. Heinz Company. The early extinguishment of debt in the third quarter of 2003 caused a change in the mix of domestic and foreign earnings, resulting in a reduction to the effective tax rate in the nine months ended September 27, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Impact of FIN 46R

        The Balance Sheet and Cash Flow tables below remove the impact of FIN 46R from our 2004 consolidated results, and compare the stand-alone results of Weight Watchers International for 2004 with those of its prior year. Balance sheet information at October 2, 2004 is compared to the balance sheet at January 3, 2004. Cash flows are for the nine months ended October 2, 2004 and September 27, 2003, respectively.

			WWI Stand Alone
			(excluding impact of FIN 46R in 2004)
BALANCE SHEET	Consolidated Results October 2, 2004	Less Impact of FIN 46R	October 2, 2004	January 3, 2004	Inc/(Dec)
Cash and cash equivalents	$43.8	$10.0	$33.8	$23.4	$10.4
Receivables, net	21.1	(0.9)	22.0	18.5	3.5
Inventory and prepaid expenses	48.7	0.8	47.9	72.9	(25.0)

Total current assets	113.6	9.9	103.7	114.8	(11.1)
Property and equipment, net	17.2	2.8	14.4	15.7	(1.3)
Goodwill, franchise rights and other intangible assets, net	586.2	2.9	583.3	522.6	60.7
Deferred income taxes/other	92.8	(7.2)	100.0	117.6	(17.6)

Total assets	$809.8	$8.4	$801.4	$770.7	$30.7

Accounts payable and accrued liabilities	112.7	9.0	103.7	102.3	1.4
Deferred revenue	35.2	5.2	30.0	16.5	13.5
Current portion of long-term debt	1.5	—	1.5	15.6	(14.1)
Long term debt	455.4	—	455.4	454.3	1.1
Other liabilities	1.1	0.2	0.9	0.8	0.1

Total liabilities	605.9	14.4	591.5	589.5	2.0
Shareholders' equity	203.9	(6.0)	209.9	181.2	28.7

Total liabilities and shareholders' equity	$809.8	$8.4	$801.4	$770.7	$30.7

			WWI Stand Alone
			(excluding impact of FIN 46R in 2004)
CASH FLOW	Consolidated Results October 2, 2004	Less Impact of FIN 46R	October 2, 2004	September 27, 2003	Inc/(Dec)
Cash provided by operating activities	$215.0	$11.0	$204.0	$210.2	$(6.2)
Cash used for investing activities	(62.9)	(6.8)	(56.1)	(181.1)	125.0
Cash used for financing activities	(136.6)	—	(136.6)	(26.7)	(109.9)
Effect of exchange rate changes on cash and other	(0.8)	0.1	(0.9)	1.1	(2.0)
Impact of consolidating WeightWatchers.com	5.7	5.7	—	—	—

Net increase in cash and cash equivalents	20.4	10.0	10.4	3.5	6.9
Cash/cash equivalents, beginning of period	23.4	—	23.4	57.5	(34.1)

Cash/cash equivalents, end of period	$43.8	$10.0	$33.8	$61.0	$(27.2)

Balance Sheet

        On the consolidated balance sheet, $8.4 million of the $809.8 million of total assets at October 2, 2004 result from the adoption of FIN 46R. The addition of WeightWatchers.com's cash of $10.0 million and other assets of $7.0 million is partially offset by a decline in the deferred income tax asset, as $7.7 million of deferred income tax assets were eliminated as a result of the requirement to reverse all intercompany transactions in consolidation. This tax asset was recorded by Weight Watchers International as a result of the write-off of its $34.5 million loan to WeightWatchers.com during the fiscal years 2000 and 2001, net of $14.8 million in subsequent repayments of that loan received during fiscal years 2003 and 2004. The net receivables/payables impact of all other intercompany eliminations is combined in the $0.9 million decline in receivables, net.

        Of the $605.9 million of liabilities on the consolidated balance sheet, $14.4 million result from the adoption of FIN 46R and are comprised mainly of the addition of WeightWatchers.com's payables and accrued liabilities of $9.0 million and deferred revenue of $5.2 million.

        Shareholders' equity is reduced by $6.0 million for the cumulative impact to equity of adopting FIN 46R. This includes recording WeightWatchers.com's retained deficit through the third quarter of 2004, as well as adjustments to reinstate the remaining principal of the $34.5 loan formerly written off by Weight Watchers International and to reverse the resultant tax benefit that had been recorded.

Cash Flow

        As noted above, the FIN 46R impact on cash was to add $10.0 million to the nine months ended October 2, 2004. In the first nine months of 2004, cash flows increased $4.2 million from the operations of WeightWatchers.com, net of intercompany eliminations and investing activities. In addition, in the first quarter of 2004, as is required by the pronouncement, we recorded a $5.7 million net increase in cash as the Impact of Consolidating WeightWatchers.com.

        The remainder of this section will address the financial position of Weight Watchers International on a stand-alone basis, excluding the impact of FIN 46R.

Weight Watchers International (excluding the impact of FIN 46R)

Sources and Uses of Cash

        For the nine months ended October 2, 2004, cash and cash equivalents were $33.8 million, an increase of $10.4 million from January 3, 2004. Cash flows provided by operating activities in the nine months of 2004 were $204.0 million and funds used for investing and financing activities totaled $192.7 million. Investing activities utilized $56.1 million of cash, which included the acquisitions of our Fort Worth and Washington D.C. area franchises for $60.5 million. Cash used for financing activities totaled $136.6 million.    During this period, we repurchased 3.2 million shares of our common stock for $121.0 million, consistent with our stock repurchase program (See Part II. Item 2). Our net paydown of debt was $14.0 million over the nine month period, including the impact of refinancings that took place in January 2004 and the retirement of the remainder of our Senior Subordinated Notes in the third quarter of 2004. (See details in the Long Term Debt discussion below).

        For the nine months ended September 27, 2003, cash and cash equivalents increased $3.5 million from December 28, 2002 to $61.0 million and cash flows provided by operating activities were $210.2 million. Funds used for investing and financing activities in the first nine months of 2003 totaled $207.8 million. Investing activities of $181.1 million consisted primarily of the acquisitions of certain assets of the WW Group for $181.9 million. Third quarter 2003 financing activities included the tender offer and repurchase of the 13% Senior Subordinated Notes and concurrent refinancing of our Credit Facility representing a net use of $60.3 million. Excluding this, our net increase in debt was $34.3 million in the nine months of 2003.

Balance Sheet

        On the balance sheet, our cash balance of $33.8 million is $10.4 million higher than at January 3, 2004. Our working capital deficit at October 2, 2004 was $31.5 million compared to $19.6 million at January 3, 2004. The $11.9 million increase in the working capital deficit was primarily due to the seasonality of our business. Both inventories and prepaid expenses decreased by a combined $20.9 million. At year end, we require high levels of inventory and prepaid advertising expenses as we approach January, the beginning of our busiest diet season. At the end of the third quarter, inventory levels are lower and our advertising spend is less. In addition, our deferred revenue liability, the unamortized portion of our member prepayment sales, is seasonally higher at the end of the third quarter, up $13.5 million from January 3, 2004. Income taxes payable are up $7.8 million due to the timing of tax related payments. These increases in the working capital deficit were partially offset by a $14.1 decrease in the current portion of long-term debt due to the repurchase and retirement of our remaining Senior Subordinated Notes, a $5.0 decrease in accrued liabilities and the $10.4 million increase in cash.

Long Term Debt

        Our Credit Facility, as amended, consists of a Term Loan and a revolving line of credit (the "Revolver").

        At October 2, 2004, our total debt was $456.9 million as compared to $469.9 million at January 3, 2004. On January 21, 2004, we refinanced our Credit Facility, moving a large portion of our fixed Term Loans to the Revolver. This provided us with a greater degree of flexibility and the ability to more efficiently manage cash. Under the refinancing, our Term Loans have been reduced from $454.2 million to $150.0 million and our Revolver capacity has increased from $45.0 million to $350.0 million. To complete the refinancing, we drew down $310.0 million of the Revolver. Additionally, in October 2004, we repurchased and retired the remaining balance of our Senior Subordinated Notes.

        At October 2, 2004, our debt consisted entirely of variable-rate instruments. At January 3, 2004, fixed-rate debt constituted approximately 3.3% of our total debt. The average interest rate on our debt was approximately 3.5% and 3.7% at October 2, 2004 and January 3, 2004, respectively.

        The following schedule sets forth our long-term debt obligations (and interest rates) at October 2, 2004:

Long-Term Debt
As of October 2, 2004

	Balance	Interest Rate
	(in millions)
Revolver due 2009	$308.0	3.47%
Term Loan B due 2010	148.9	3.48%

Total Debt	456.9

Less Current Portion	1.5

Total Long-Term Debt	$455.4

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

        Our Credit Facility contains customary covenants, including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. Our Credit Facility also requires us to maintain specified financial ratios and satisfy financial condition tests. The Credit Facility contains customary events of default. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans and declare amounts outstanding to be immediately due and payable.

        On October 19, 2004, we increased our net borrowing capacity by adding a new term loan to our existing Credit Facility in the amount of $150.0 million. Coterminous with the previously existing Credit Facility, these funds were initially used to reduce borrowings under our Revolver, resulting in no increase in our net borrowing. The additional term loan bears interest at an annual rate of LIBOR plus 1.50%, or at our option, the alternate base rate (as defined in the Credit Facility) plus 0.50%. The maturity date for these borrowings is March 31, 2010.

        On January 9, 2004, Standard & Poor's confirmed its "BB" rating for our corporate credit and our Credit Facility. On January 12, 2004, Moody's confirmed its "Ba1" rating for the Credit Facility.

        The following schedule sets forth our year-by-year long-term debt obligations:

Long-Term Debt Obligations
(Including Current Portion)
 As of October 2, 2004
(in millions)

Remainder of 2004	$0.4
2005	1.5
2006	1.5
2007	1.5
2008	1.5
Thereafter	450.5

Total	$456.9

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

        On May 9, 2004, we completed the acquisition of certain assets of our Washington, D.C. area franchise for a purchase price of $30.5 million, which was financed through cash from operations.

        On August 22, 2004, we completed the acquisition of certain assets of our Fort Worth franchise for a purchase price of $30.0 million, which was financed through cash from operations.

Stock Transactions

        On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Luxembourg or its affiliates under the program. During fiscal year 2003, we purchased 0.8 million shares of common stock in the open market for a total purchase price of $28.8 million. During the first nine months of 2004, we purchased 3.2 million shares of common stock in the open market for a total purchase price of $121.0 million.

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

SEASONALITY

        Our business is seasonal, with revenues generally decreasing at year-end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter (starting in January), spring and fall, with winter having the highest concentration of advertising spending. Our operating income for the first half of the year is generally the strongest.

WEIGHTWATCHERS.COM

        Our affiliate and licensee, WeightWatchers.com, has the exclusive right to operate the Weight Watchers web site and markets two online paid subscription products, Weight Watchers Online and Weight Watchers eTools. WeightWatchers.com currently operates in the U.S., U.K., Canada and Germany. We expect WeightWatchers.com will introduce new products and software and expand into additional European markets in the future.

        Based on trends in our business and in the weight loss industry, we expect WeightWatchers.com's seasonality will be similar to that of WWI. However, WeightWatchers.com has yet to exhibit any such seasonal revenue patters due to the early stage of its business' development.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Due to the repurchase and retirement of the remaining balance of our Senior Subordinated Notes, we no longer have any fixed rate borrowings outstanding at October 2, 2004. Therefore, market interest rates no longer affect the fair value of our long-term debt balances. Since 100% of our debt is now variable rate-based, any changes in market interest rates will cause an equal change in our net interest expense. We enter into interest rate swaps to hedge a substantial portion of our variable rate debt.

        For a more detailed discussion of our quantitative and qualitative disclosures about market risks that affect us, see Item 7A "Quantitative and Qualitative Disclosure About Market Risk" beginning on page 28 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004. Other than the elimination of fixed rate debt, as described above, our exposure to market risks has not changed materially since January 3, 2004.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

        In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Our agreement with CoolBrands International, Inc., ("CoolBrands"), the now former licensee for Weight Watchers ice cream and frozen novelties, expired by its terms on September 28, 2004. On August 3, 2004, we filed a lawsuit against CoolBrands to enforce the sell-off provisions of the CoolBrands license in response to statements made by CoolBrands to the contrary.

        On August 11, 2004, CoolBrands filed a lawsuit in the Supreme Court, State of New York, Nassau County, against us and Wells' Dairy Inc., ("Wells"), which is our new licensee for ice cream and frozen novelty products effective October 1, 2004.

        CoolBrands alleges that we breached the exclusivity of its license agreement by entering into the agreement with Wells on July 28, 2004 prior to the expiration of our agreement with CoolBrands. CoolBrands further alleges that Wells induced us to breach the agreement with CoolBrands, and tortiously interfered with its contractual rights. CoolBrands claims that, as a result, its market capitalization has been reduced since July 28, 2004, when it first announced to the investment community that its Weight Watchers license would expire on September 28, 2004. CoolBrands also claims damages for a reduction of income and profit that will be suffered over the next 10 years, and punitive damages because our actions were allegedly the equivalent of criminal indifference to civil obligations. Damages in excess of $360,000 are sought.

        We are vigorously contesting the matter and, based in part upon advice of legal counsel, strongly believe that the suit by CoolBrands is without merit, and that the ultimate resolution of both lawsuits will not have a materially adverse effect on our financial position or results of operations.

        Due to the nature of our activities, we are at times also subject to pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on our results of operations, financial condition or cash flows.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER
                   PURCHASES OF EQUITY SECURITIES

        Below is a summary of our stock repurchases during the quarter ended October 2, 2004:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 4—July 31	—	—	—	$155,727,757
August 1—August 28	1,138,700	$37.83	1,138,700	112,652,629
August 29—October 2	317,327	39.32	317,327	100,176,466

Total	1,456,027	$38.15	1,456,027	$100,176,466

(a)
On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250 million of our outstanding stock. This plan currently has no expiration date.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        Nothing to report under this item.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Nothing to report under this item.

ITEM 5.    OTHER INFORMATION

        Nothing to report under this item.

ITEM 6.    EXHIBITS

Exhibit 10.1
Supplement, dated as of October 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of January 21, 2004, among the Company, certain lenders thereto, Credit Suisse First Boston, as the syndication agent under the Credit Facility and the Bank of Nova Scotia, as the administrative agent and lead arranger for the additional facility under the Supplement.
Exhibit 31.1	Rule 13a-14(a) and Rule 15d-14(a) Certification.
Exhibit 31.2	Rule 13a-14(a) and Rule 15d-14(a) Certification.
Exhibit 32.1*	Certification by Linda Huett, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification by Ann M. Sardini, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date: November 10, 2004	By:	/s/ LINDA HUETT Linda Huett President, Chief Executive Officer and Director (Principal Executive Officer)
Date: November 10, 2004	By:	/s/ ANN M. SARDINI Ann M. Sardini Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1
Supplement, dated as of October 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of January 21, 2004, among the Company, certain lenders thereto, Credit Suisse First Boston, as the syndication agent under the Credit Facility and the Bank of Nova Scotia, as the administrative agent and lead arranger for the additional facility under the Supplement.
Exhibit 31.1	Rule 13a-14(a) and Rule 15d-14(a) Certification.
Exhibit 31.2	Rule 13a-14(a) and Rule 15d-14(a) Certification.
Exhibit 32.1*	Certification by Linda Huett, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification by Ann M. Sardini, Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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