Form 10-K
period 2005-01-01
WEIGHT WATCHERS INTERNATIONAL INC
filed 2005-03-17
CIK 105319

Use these links to rapidly review the document
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUN

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2005.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        The aggregate market value, as determined by the last sale price of $38.53 on the New York Stock Exchange, of the voting stock held by non-affiliates (shareholders holding less than 5% of the outstanding Common Stock, excluding directors and officers), as of July 2, 2004 was $1,222,084,445.

        The number of shares outstanding of common stock as of January 31, 2005 was 102,667,990.

Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement for its 2005 annual meeting of stockholders scheduled to be held on April 29, 2005 are incorporated herein by reference in Part III, Item 14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant's fiscal year ended January 1, 2005.

PART I

Item 1. Business

        We are a leading global branded consumer company and the global leader in providing healthy weight management services, operating in 30 countries around the world for over 40 years. Our programs help people lose weight and maintain a healthy weight and, as a result, improve their health, enhance their lifestyles and build self-confidence. At the heart of our business are weekly meetings, which promote weight loss through education and group support in conjunction with a flexible, healthy diet and exercise method. Each week, approximately 1.5 million people attend approximately 46,000 Weight Watchers meetings around the world, which are run by approximately 15,300 classroom leaders. Our classroom leaders teach, inspire, motivate and act as role models for our members.

        We conduct our business through a combination of company-owned and franchise operations, with company-owned operations accounting for approximately 78% of total worldwide attendance in 2004. In the 1960's, we pursued an aggressive franchising strategy with respect to our classroom operations to rapidly grow our geographic presence and build market share. We believe that our early franchising strategy was very effective in establishing our brand as the world's leading weight-loss program.

        We have experienced strong growth in sales and profits since we made the strategic decision to re-focus our meetings exclusively on our group education approach. We discontinued the in-meeting sale of pre-packaged frozen meals added in 1990 in North American company-owned, or NACO, operations, by our previous owner and modernized our program to adapt it to contemporary lifestyles.

        Our members typically enroll to attend consecutive weekly meetings and have historically demonstrated a consistent re-enrollment pattern across many years. We believe that our members' repeat enrollment and attendance patterns and our large existing member base together with the growth in first time members represent strong potential for future growth. We also believe that we can expand our customer base by developing new products and services designed to meet the needs of a broader audience.

Our Billion Dollar Brand

        Weight Watchers is the leading global weight-loss brand with retail sales of over $2.5 billion in 2004, including sales by licensees and franchisees, and nearly universal awareness among women in the U.S.

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

        In our classes, our leaders present our program, which combines group support and education with a structured approach to food, activity and lifestyle modification developed by credentialed weight-loss experts. Our 15,300 classroom leaders run our meetings and educate members on the Weight Watchers method of successful and sustained weight loss. Our leaders also provide inspiration and motivation for our members and are examples of our program's effectiveness because they have lost weight and maintained their weight loss on our program.

        Classes typically begin with registration and a confidential weigh-in to track each member's progress. Leaders are trained to engage the members at the weigh-in to talk about their weight control efforts during the previous week and to provide encouragement and advice. Part of the class is educational, where the leader uses personal anecdotes, games or open questions to demonstrate some of our core weight-loss strategies, such as self-belief and discipline. For the remainder of the class, the leader focuses on a variety of topics pre-selected by us, such as seasonal weight-loss topics, achievements people have made in the prior week and celebrating and applauding successes. Members who have reached their weight goal are singled out for their accomplishment. Discussions can range from dealing with a holiday office party to making time to exercise. The leader encourages substantial class participation and discusses supporting products and materials as appropriate. At the end of the class, new members are given special instruction in our current weight-loss plan.

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

        As part of our Corporate Solutions program, we address the weight-loss needs of working people by providing weight-loss services at their place of employment. In many cases, employers subsidize employee participation and typically provide meeting space without charge.

Our Approach

        Our approach has always been based on four core elements:

  •
  Group support

  •
  Behavior modification

  •
  Healthful eating

  •
  Exercise

Group Support

        The group support system remains the cornerstone of our classes. Members provide each other support by sharing their experiences, their encouragement and empathy with other people experiencing similar weight-loss challenges. This group support provides the reassurance that no one must overcome their weight-loss challenge alone. Group support assists members in dealing with issues such as emotional-eating and finding time to exercise. We facilitate this support through interactive meetings that encourage learning through group activities and discussions.

Behavior Modification

        Behavior modification and education on eating and exercise habits have also always been key elements of our program. We use motivation, education and support to help members manage their weight and to change their habits. Discussions on topics such as staying motivated, how to avoid overeating and managing stress offer members valuable insight on how to stay on our program while dealing with the realities of everyday life. Our U.S. members also currently learn "Tools for Living," a set of 10 techniques to assist in handling the barriers to long-term weight loss. Our international members learn similar principles and receive similar publications.

Healthful Eating

        Our food plans allow our members to eat regular meals instead of pre-packaged meals. By giving members the freedom to choose what to eat, our plans are flexible and adjustable to modern lifestyles. In order to keep sound nutrition at the forefront of weight-loss science, our food plans are designed in consultation with doctors and other scientific advisors. We continually strive to improve our methods by periodically testing and introducing new features based upon learnings from our members' real-life experiences and the expanding body of scientific research. We also provide our members with information regarding good nutrition.

        For our food plans based on the POINTS® Food System, each food is assigned a POINTS value based on its nutritional content. Members are given a range of POINTS values to use each day on whatever combination of food they prefer so long as the total does not exceed the goal. While no food is forbidden, our POINTS-based plans encourage members to eat a wide variety of foods in amounts that promote healthy weight loss. The POINTS plans help members choose foods that are low in fat, high in complex carbohydrates and moderate in protein. Members can carry-forward unused POINTS values and thus have flexibility to participate in special occasions and special meals.

        Our Core Plan, launched in the U.S. in August 2004, controls calories by focusing on a core list of wholesome, nutritious foods without tracking or counting. The list includes foods from all the food groups to ensure that nutritional requirements are met. To maximize livability on the Core Plan, people can have occasional treats in controlled amounts.

        We customize our plans from country to country in order to suit local tastes and nutritional concerns, as well as package labeling differences between countries. Our current United States plan was launched in Fall 2004 and is branded TurnAround™. Our current United Kingdom plan launched in Winter 2005 is branded Switch™, and our current plan in Continental Europe, launched in Fall 2004, is branded Flexi Points, Eat and Enjoy. We typically launch an innovation in a region's plan every two years. We attempt to stagger our innovations so they do not occur in all markets at the same time.

Exercise

        Exercise is an important component of weight loss and our overall program to lose and maintain weight. Our classroom leaders emphasize the importance of exercise to weight loss and in leading a healthy, balanced lifestyle. In addition, our program is based on POINTS values that take into account the type and amount of exercise done and allow members to use those POINTS values as part of their menu planning. Our United States members currently receive "Get Moving," which is designed to promote exercise and activity outside of the classroom. This exercise guide is consistent with the recommendations for physical activity outlined by the 2005 U.S. Dietary Guidelines, Centers for Disease Control and Prevention and the American College of Sports Medicine. International members receive similar information.

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

        In the United States during 2001, our affiliate and licensee, WeightWatchers.com, launched two online paid subscription products, Weight Watchers eTools and Weight Watchers Online. Weight Watchers eTools is designed to supplement and strengthen the Weight Watchers classroom business. Weight Watchers eTools is a suite of electronic tools available only to Weight Watchers members, designed to help them achieve greater success by making it even easier to follow TurnAround and by reinforcing our weight-loss approach between meetings. Weight Watchers Online offers information on the TurnAround program, POINTS values, content on various weight-loss subjects, professionally-developed low-POINTS recipes and weekly meal plans for different POINTS ranges. In addition, Weight Watchers Online provides an online journal, an online POINTS calculator, a recipe POINTS calculator, a weight tracker and progress charts and targeted messages to help subscribers achieve their weight-loss goals. This product targets self-help dieters.

        Our Corporate Solutions line of weight-loss offerings also includes prepaid local meeting coupons, Weight Watchers online subscriptions and the At Home kit.

Product Sales

        We sell a range of proprietary products, including snack bars, books, CD-ROMS and POINTS calculators that are consistent with our brand image. We sell our products primarily through our classroom operations and to our franchisees. In fiscal 2004, sales of our proprietary products represented 27% of our revenues. We have focused on a group of products that complement the Weight Watchers program. We intend to continue to optimize our product offerings by updating existing products and selectively introducing new products.

Company-Owned Operations

        Our North American operations consist of approximately 4,100 meeting locations that generated $373.1 million in meeting fee revenue for the fiscal year ended January 1, 2005. North America attendance was 32.3 million for the fiscal year ended January 1, 2005.

        International operations consist of approximately 10,000 meeting locations outside the United States that generated $256.0 million in meeting fee revenue for the fiscal year ended January 1, 2005. International attendance was 27.6 million for the fiscal year ended January 1, 2005.

Franchise Operations

        We have enjoyed a mutually beneficial relationship with our franchisees over many years. In our early years, we used an aggressive franchising strategy to quickly establish a meeting infrastructure throughout the world to pre-empt competition. Our franchised operations represented approximately 22% of our total worldwide attendance for fiscal 2004. We estimate that, in fiscal 2004, these franchised operations attracted attendance of over 16 million. Franchisees typically pay us a fee equal to 10% of their meeting fee revenues.

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

        We do not intend to award new franchise territories. From time to time, we repurchase franchise territories.

Licensing

        As a highly recognized global brand, Weight Watchers is a powerful marketing tool for us and for third parties. We currently license our Weight Watchers brand in certain categories of food, books and other products. This year, for example, we introduced Weight Watchers branded meal, snack and dessert products developed in partnership with noted food manufacturers. We believe that opportunities exist to further capitalize on the strength of our brand and the loyalty of our members by more aggressively licensing our brand while maintaining its integrity.

Food and Beverage Trademarks

        At the time of our acquisition by Artal Luxembourg, we and H.J. Heinz Company ("Heinz") formed WW Foods, LLC, or WW Foods, a 50-50 joint venture, under which we maintain and preserve the Weight Watchers trademarks covering food and beverages. WW Foods granted an exclusive, worldwide, royalty-free, perpetual license to Heinz to use the food and beverage trademarks for use on food products in its core categories (including frozen dinners, frozen breakfasts, frozen desserts (excluding ice cream), frozen pizza and pizza snacks, frozen potatoes, frozen rice products, ketchup, tomato sauce, gravy, canned tuna or salmon products, soup, noodles (excluding pasta), and canned beans and pasta products), and for use only in Australia and New Zealand in certain additional food product categories (including mayonnaise, frozen vegetables, canned fruits and canned vegetables). The food and beverage related trademarks may be used by Heinz only on Heinz licensed products that have been specially formulated to be compatible with our dietary principles. We have been granted a similar license by WW Foods on all other food and beverage products.

        There are certain food and beverage trademarks covering the Heinz core categories that because of local laws, could not be effectively transferred to WW Foods. These include trademarks registered in multiple trademark classes and certain other trademarks. We maintain legal ownership of these trademarks and hold them in custody for the benefit of WW Foods. Heinz retains in its core categories (as described in the paragraph above) an exclusive royalty-free license to use these food and beverage trademarks that we hold in custody for WW Foods. We have undertaken to contribute any of these custodial trademarks (or any portion covering food and beverage products) to WW Foods if WW Foods determines that the transfer may be achieved under local law. Heinz paid us an annual fee of $1.2 million until September 2004 in exchange for our serving as the custodian of the food and beverage trademarks held for the benefit of WW Foods.

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

Program Standards, Program Information and Related Trademarks

        We have exclusive control of the dietary principles to be followed in any eating or lifestyle regimen to facilitate weight loss or weight control employed by the classroom business. We also maintain exclusive ownership of all program information, consisting of information and know-how relating to any weight-loss program, terminology and trademarks or service marks used to identify the programs or terminology. We granted an exclusive, worldwide, royalty-free license to WW Foods, for sublicense to Heinz in its core categories as described above, to use the terminology and the related trademarks and service marks, and we provided WW Foods (which provided Heinz) with access to and a right to use this information as may be reasonably necessary to develop, manufacture or market food and beverage products in accordance with our dietary principles. Heinz granted a worldwide, royalty-free license to

WW Foods to use improvements that Heinz may develop in the course of its use of our dietary principles or weight-loss program, which WW Foods sublicensed in turn to us.

Third Party Licenses

        During the period that Heinz owned our company, it developed a number of food product lines under the Weight Watchers brand, with hundreds of millions of dollars of retail sales, mostly in the United States and in the United Kingdom. Heinz, however, did not actively license the Weight Watchers brand to other food companies. For the period from our acquisition by Artal Luxembourg until September 29, 2004, we assigned to Heinz all licenses that we had previously granted to third parties, and Heinz retained all existing sublicenses granted by it to third parties for various food products outside of Heinz core categories. Until September 29, 2004, Heinz received royalty payments of over $4 million per year from this existing portfolio of third-party licenses. Beginning May 3, 2001, we managed these third party licenses on behalf of Heinz for a fee equal to 5% of the royalties from these licenses. After September 29, 2004, these licenses reverted to us and the associated royalty payments are payable to us in their entirety.

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

        During 2001, WeightWatchers.com launched two online paid subscription products, Weight Watchers Online and Weight Watchers eTools in the U.S. Weight Watchers Online is a self-help product based on our current Weight Watchers plan designed to attract consumers who choose the Weight Watchers plan but not the Weight Watchers meeting services. We believe that Weight Watchers Online has increased and will continue to increase the popularity of our brand among dieters and strengthen our brand in the entire weight-loss market. Weight Watchers eTools is designed to supplement and strengthen the Weight Watchers classroom business. Weight Watchers eTools is a suite of electronic tools available only to Weight Watchers members, designed to help them achieve greater success by making it even easier to follow our food programs and by reinforcing our weight-loss approach between meetings.

        During July 2002 and September 2002, WeightWatchers.com launched an upgrade to its United Kingdom and Canadian web sites, including the offering of two online paid subscription products. In January 2004, WeightWatchers.com launched similar subscription products in Germany. These products have similar functionality to the existing United States products, but are tailored specifically to the United Kingdom, Canadian and German markets, respectively.

        Weight Watchers International owns 20.1% of WeightWatchers.com, or approximately 38% on a fully diluted basis (including the exercise of all options and all warrants). In January 2002, Weight Watchers International began receiving royalties of 10% of WeightWatchers.com's net revenues and during 2004, Weight Watchers International earned $8.2 million in royalties from WeightWatchers.com.

        In Items 1-14 of this Annual Report on Form 10-K, "Weight Watchers," "we," "us" and "our" refers to Weight Watchers International, Inc. and its subsidiaries and does not include WeightWatchers.com, Inc. Please see Note 1 of our Consolidated Financial Statements on page F-6 for a definition of the terms "WWI" and "the Company" as used in Item 15.

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

Direct Mail

        Direct mail is a critical element of our marketing because it targets potential returning members. We maintain databases of current and former members in each country in which we operate, which we use to focus our direct mailings. During fiscal 2004, our NACO operations sent over 23 million pieces of direct mail. Most of these mailings are timed to coincide with the start of the diet seasons and are intended to encourage former members to re-enroll.

Pricing Structure and Promotions

        Our most popular payment structure is a "pay-as-you-go" arrangement. Typically, a new member pays an initial registration fee and then a weekly fee for each class attended, although free registration is often offered as a promotion. Our Value plan in the United States provides members with the option of committing to consecutive weekly attendance with a lower weekly fee (with penalties for missed classes). Our Flexible plan provides members with the option of paying a higher weekly fee without the missed meeting penalties. We also offer discounted prepayment plans.

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

        In 2003, we and the American Cancer Society launched a new initiative called the Great American Weigh-In in the United States. This annual event spreads the word that eating well, being active and maintaining a healthy weight can reduce cancer risk.

Weight Watchers Magazine

        Weight Watchers Magazine is an important branded marketing channel that is experiencing strong growth. We re-acquired the rights to publish the magazine in February 2000 and relaunched its publication in May 2000. Since January 2003, we have sustained its circulation at over one million. Our most recent information from MediaMark, an industry tracking service, shows a readership of 6.45 readers per copy, one of the highest in the industry. In addition to generating revenues from subscription sales and advertising, Weight Watchers Magazine reinforces the value of our brand and serves as an important marketing tool to non-members. We also publish Weight Watchers magazines in all of our other major markets.

WeightWatchers.com

        Our affiliate and licensee, WeightWatchers.com, operates the Weight Watchers website, which is an important global promotional channel for our brand and businesses. The website contributes value to our classroom business by promoting our brand, advertising Weight Watchers classes and keeping members involved with the program outside the classroom through useful offerings, such as a meeting locator, low calorie recipes, weight-loss news articles, success stories and online forums. During fiscal 2004, an average of approximately 137,000 unique visitors per week used our Meeting Finder feature. The Meeting Finder makes it easier than ever for our members to find a convenient meeting place and time. WeightWatchers.com now attracts an average of over 2.5 million unique visitors per month.

Entrepreneurial Management

        We run our company in a decentralized and entrepreneurial manner that allows us to develop and test new ideas on a local basis and then implement the most successful ideas across our network. We believe local country and regional managers are best able to develop new strategies and programs to meet the needs of their markets. For example, local managers in the United Kingdom were responsible for developing our POINTS-based program. In addition, many of our classroom products were developed locally and then introduced successfully in other countries. Local managers have strong incentives to adopt and implement the best practices of other regions and to continue to develop innovative new programs.

Competition

        The weight-loss market includes commercial weight-loss programs, self-help weight-loss diets, products and publications, Internet-based weight-loss products, dietary supplements and meal replacement products, weight-loss services administered by doctors, nutritionists and dieticians, surgical procedures, weight-loss drugs and weight-loss and fitness centers for women.

        Competition among commercial weight-loss programs is largely based on program recognition and reputation and the effectiveness, safety and price of the program. In the United States, we compete with several other companies in the commercial weight-loss industry, although we believe that the businesses are not comparable. For example, many of these competitors' businesses are based on the sale of pre-packaged meals and meal replacements. Our classes use group support, education and behavior modification to help our members change their eating habits, in conjunction with flexible food plans that allow members the freedom to choose what they eat. There are no significant group education-based competitors in any of our major markets, except in the United Kingdom. Even there, we have an approximately 50% market share and approximately twice the revenues of our largest competitor, Slimming World.

        We believe that food manufacturers that produce meal replacement products are not comparable competition because these businesses' meal replacement products do not engender behavior modification through education in conjunction with a flexible, healthy diet.

        We also compete with various self help diets, products and publications. Beginning in 2003, low-carb diets, such as Atkins and South Beach, gained in popularity and media exposure. These diets advocate dramatic reductions in carbohydrates that result in calorie reduction. We believe that the appeal of these programs has peaked and the low carb phenomenon is now in decline.

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

        In 1995, we shifted to a more decentralized management approach, allowing the management of our international operations to develop local business strategies and program innovations. This approach was successful and by 1996 our international growth began to accelerate. Beginning in 1997, we restructured our NACO operations by eliminating the pre-packaged frozen meals program from our classroom operations, improving customer service, restoring employee morale and introducing a POINTS-based program which had been successfully introduced in the United Kingdom. Following this return to this approach in the United States, we moved from a fixed cost structure back to a variable cost structure and registered strong attendance growth in our NACO operations.

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

        Our overseas operations and franchises are also generally subject to regulations of the applicable country regarding the offer and sale of franchises, the content of advertising and the promotion of diet products and programs. Most recently with the passage of the Sarbanes-Oxley Act of 2002 in the United States, we have, like other publicly listed companies, been subject to additional compliance requirements requiring, among other things, certain new procedures and disclosures in connection with our internal control over financial reporting.

        Future legislation or regulations, including legislation or regulations affecting our marketing and advertising practices, relations with employees, consumers or franchisees, or our food products, could have an adverse impact on us.

Employees and Service Providers

        As of January 1, 2005, we had approximately 46,000 employees and service providers located in the United States, the United Kingdom, Continental Europe and Australasia. None of our service providers or employees is represented by a labor union. We consider our employee relations to be satisfactory.

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

        Shareholders may request a free copy of our Code of Business Conduct and Ethics and our Corporate Governance Guidelines at:

        Weight Watchers International
        Attn: Corporate Secretary
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

  •
  risks associated with general economic conditions; and

  •
  legislation or regulation, more aggressive enforcement of existing legislation or regulation or a change in the interpretation of existing legislation or regulation.

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

Item 2. Properties

        We are currently headquartered in Woodbury, New York in a leased office that is scheduled to expire in 2005. In anticipation of the expiration of this lease, on October 3, 2004, we entered into an eight-year lease agreement to relocate our corporate headquarters to New York City. Weight Watchers Magazine is headquartered in New York, New York in a leased office that expires in 2005. In addition, each of our four NACO regions has a small regional office under a short-term lease. Our Paramus, New Jersey lease expires in 2007. Each of our foreign country operations generally have an office.

        We typically hold our classes in third-party locations (typically meeting rooms in well-located civic or religious organizations) or space leased in retail centers (typically leased spaces in strip malls for short terms, generally less than five years). As of January 1, 2005, there were approximately 4,100 North America meeting locations, including approximately 3,400 third-party locations and 700 retail centers. In the United Kingdom, there were approximately 4,500 meeting locations, with approximately 99.9% in third-party locations. In Continental Europe, there were approximately 4,500 meeting locations, with approximately 98% in third-party locations. In Australia and New Zealand, there were approximately 1,000 meeting locations, with approximately 97% in third-party locations.

Item 3. Legal Proceedings

        On February 18, 2005, we satisfactorily settled the lawsuit with CoolBrands International, Inc. ("CoolBrands") and as of May 1, 2005, CoolBrands will no longer manufacture, sell, market or distribute ice cream and frozen novelty products using our trademarks. On August 3, 2004, we filed a lawsuit to enforce the sell-off provisions of the CoolBrands license. On August 11, 2004, CoolBrands filed a lawsuit in the Supreme Court, State of New York, Nassau County, against us and Wells' Dairy Inc., which is our new licensee for ice cream and frozen novelty products effective October 1, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the last quarter of the fiscal year ended January 1, 2005.

PART II

Item 5. Market for Registrant's Common Stock, Related Shareholder Matters and Issuer
Purchases of Equity Securities

        Weight Watchers common stock is listed on the New York Stock Exchange or the NYSE. The common stock trades on the NYSE under the symbol "WTW." Prior to our initial public offering on November 15, 2001, there was no established public trading market for our common stock.

        The following table sets forth, for the period indicated, the high and low sales prices per share for our common stock as reported on the New York Stock Exchange consolidated tape.

Fiscal Year ended January 1, 2005

	High	Low
First Quarter	$43.95	$35.82
Second Quarter	$43.26	$31.83
Third Quarter	$41.95	$34.05
Fourth Quarter	$46.35	$35.04

Fiscal Year ended January 3, 2004

	High	Low
First Quarter	$47.29	$38.15
Second Quarter	$48.70	$40.60
Third Quarter	$46.51	$39.75
Fourth Quarter	$43.06	$35.28

        Below is a summary of our stock repurchases during the quarter ended January 1, 2005:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 3 - October 30	—	$—	—	$100,176,466
October 31 - November 27	1,096,600	38.41	1,096,600	58,059,118
November 28 - January 1	343,686	40.60	343,686	44,104,299

Total	1,440,286	$38.93	1,440,286	$44,104,299

(a)
On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250 million of our outstanding stock. This plan currently has no expiration date.

Holders

        The approximate number of holders of record of common stock as of January 31, 2005 was 140. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

        No cash dividends were declared or paid on our common stock in fiscal 2004 or 2003. We do not anticipate paying cash dividends in the foreseeable future. In addition, our existing debt instruments place limitations on our ability to pay dividends. Any future determination as to the payment of dividends will be subject to such limitations, will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our Board of Directors.

Equity Compensation Plans

        See Item 12 for information about equity compensation plans.

Item 6. Selected Financial Data

        The following schedule sets forth our selected financial data for the fiscal years ended January 1, 2005, January 3, 2004, December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal year ended April 29, 2000.

SELECTED FINANCIAL DATA
(In millions, except per share amounts)

	Fiscal Years Ended				Eight Months Ended	Fiscal Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002	December 29, 2001	December 30, 2000	April 29, 2000
					(35 Weeks)
Revenues, net	$1,024.9	$943.9	$809.6	$623.9	$273.2	$399.5
Net income	$183.1	$143.9	$143.7	$147.2	$15.0	$37.8
Working capital (deficit)	$(26.8)	$(19.5)	$22.1	$(24.1)	$10.2	$(0.9)
Total assets	$816.2	$770.7	$609.9	$482.9	$346.2	$334.2
Long-term obligations	$466.1	$454.3	$436.3	$484.3	$482.5	$486.4
Earnings per share:
Basic	$1.75	$1.35	$1.35	$1.34	$0.13	$0.20

Diluted	$1.71	$1.31	$1.31	$1.31	$0.13	$0.20

Items Affecting Comparability

        Several events occurred during the fiscal years ended January 1, 2005, January 3, 2004, December 28, 2002 and December 29, 2001, the eight months ended December 30, 2000, and the fiscal year ended April 29, 2000 that affect the comparability of our financial statements. The nature of these events and their impact on underlying business trends are as follows:

Consolidation of WeightWatchers.com

        On April 3, 2004, we adopted the provisions of FASB Interpretation No. 46R, "Variable Interest Entities," and began consolidating the results of WeightWatchers.com. Upon adoption, we recorded a charge of $11.9 million in the quarter ended April 3, 2004 for the cumulative effect of this accounting change. This charge reflects the cumulative impact to our results of operations had WeightWatchers.com been consolidated since its inception in September 1999. Beginning on April 3, 2004, our consolidated balance sheet includes the balance sheet of WeightWatchers.com. Effective at the beginning of the second fiscal quarter of 2004, our consolidated statement of operations and statement of cash flows include the results of WeightWatchers.com. All intercompany balances have been eliminated.

Debt Refinancing

        On August 21, 2003, we successfully completed a tender offer and consent solicitation to purchase 96.6% of our $150.0 million USD denominated ($144.9 million) and 91.6% of our €100.0 million euro denominated (€91.6 million) 13% Senior Subordinated Notes. The consideration for the tender offer and consent solicitation was funded from cash on hand of $57.3 million and $227.3 million of additional borrowings under the Credit Facility.

        On October 1, 2004, we repurchased and retired the remaining balance of our Senior Subordinated Notes in the amounts of $5.1 million USD denominated and €8.4 million euro denominated. Due to this early extinguishment of debt, we recognized expenses of $1.0 million in the third quarter of fiscal 2004 related to the tender premiums associated with this redemption.

        On August 21, 2003, in connection with the purchase of the majority of our Senior Subordinated Notes, we refinanced our Credit Facility as follows: Term Loans B and D and the TLC in the aggregate amount of $204.7 million were repaid and replaced with a new Term Loan B in the amount of $382.9 million and a new TLC in the amount of $49.1 million. Term Loan A in the amount of $30.0 million remained in place, along with a Revolver with available borrowings up to $45.0 million. Due to this early extinguishment of debt, we recognized expenses of $47.4 million in the third quarter of 2003.

        On January 21, 2004, we refinanced our Credit Facility as follows: the Term Loan A, Term Loan B and the TLC in the aggregate amount of $454.2 million were repaid and replaced with a new Term Loan B in the amount of $150.0 million and borrowings under the Revolver of $310.0 million. In connection with this refinancing, available borrowings under the Revolver increased from $45.0 million to $350.0 million. Due to the early extinguishment of the Term Loans resulting from this refinancing, we recognized expenses of $3.3 million in the first quarter of fiscal 2004.

        On October 19, 2004, we increased our net borrowing capacity by adding an Additional Term Loan B to our existing Credit Facility in the amount of $150.0 million. Coterminous with the previously existing Credit Facility, these funds were initially used to reduce borrowings under our Revolver, resulting in no increase in our net borrowing.

        Acquisitions of Washington, D.C. and Fort Worth.    On May 9, 2004, we acquired certain assets of our Washington, D.C. area franchisee for a purchase price of $30.5 million. On August 22, 2004, we acquired certain assets of our Fort Worth franchisee for a purchase price of $30.0 million. These acquisitions were financed through cash from operations. The acquisitions were accounted for as purchases and, accordingly, earnings from these franchises have been included in our consolidated operating results since the respective dates of the acquisitions.

        Acquisitions of WW Group and Dallas/New Mexico.    On March 30, 2003, we acquired certain assets of eight of the fifteen franchises of The WW Group, Inc. and its affiliates (the "WW Group") for an aggregate purchase price of $180.7 million. The acquisition was financed through cash and additional borrowings of $85 million. On November 30, 2003, we acquired certain assets of our franchises in Dallas and New Mexico for a total purchase price of $27.2 million. This acquisition was financed through cash from operations. The acquisition was accounted for as a purchase and, accordingly, earnings from these franchises have been included in our consolidated operating results since the date of acquisition.

        Acquisitions of North Jersey, San Diego and Eastern North Carolina.    On January 18, 2002, we acquired the franchise territory and certain business assets of our franchise in North Jersey for an aggregate purchase price of $46.5 million. The acquisition was financed through additional borrowings that were subsequently repaid by the end of the second quarter of 2002. On July 2, 2002 and September 1, 2002, we acquired the assets of our franchises in San Diego and eastern North Carolina for a total purchase price of $11.0 and $10.6 million, respectively. These acquisitions were financed through cash from operations. The acquisitions were accounted for as purchases and, accordingly, earnings from these franchises have been included in our consolidated operating results since the respective dates of the acquisitions.

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

        Acquisition of Weighco.    On January 16, 2001, we acquired the franchised territories and certain business assets of Weighco for an aggregate purchase price of $83.8 million. The acquisition was financed through additional borrowings of $60.0 million and cash from operations. The acquisition has been accounted for as a purchase and, accordingly, Weighco's earnings have been included in our consolidated operating results since the date of acquisition.

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

        Recapitalization.    On September 29, 1999, as part of our acquisition by Artal Luxembourg, we entered into a recapitalization and stock purchase agreement, or the Recapitalization, with our former parent, Heinz. In connection with the Recapitalization, we effectuated a stock split of 58.7 shares for each share outstanding. We then redeemed 164.4 million shares of common stock from Heinz for $349.5 million. The $349.5 million consisted of $324.5 million of cash and $25.0 million of our redeemable Series A Preferred Stock. After redemption, Artal Luxembourg purchased 94% of our remaining common stock from Heinz for $223.7 million. The recapitalization and stock purchase was financed through borrowings under credit facilities amounting to approximately $237.0 million and by issuing senior subordinated notes amounting to $255.0 million. In connection with the Recapitalization, we incurred approximately $8.3 million in transaction costs, which were included in our results of operations for the fiscal year ended April 29, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a leading provider of weight-loss services, operating in 30 countries around the world. We conduct our business through a combination of company-owned and franchise operations, with company-owned operations accounting for 78% of total worldwide attendance for the fiscal year ended January 1, 2005. 59% of our revenues were generated by our U.S. operations, and the remaining 41% of our revenues resulted from our international operations. We derive our revenues principally from:

  •
  Meeting fees. Our members pay us a weekly fee to attend our classes.

  •
  Product sales. We sell proprietary products that complement our program, such as snack bars, books, CD-ROMs and POINTS calculators, to our members and franchisees.

  •
  Franchise royalties. Our franchisees typically pay us a royalty fee of 10% of their meeting fee revenues.

  •
  Online subscription fees. WeightWatchers.com generates revenue from monthly subscriptions to its web site.

  •
  Other. We license our brand for certain foods, books and other products. We also generate revenues from the publishing of books and magazines and third-party advertising.

        The following table sets forth our revenues by category for the 2004, 2003, 2002 and 2001 fiscal years, the eight months ended December 30, 2000 and the 2000 fiscal year.

Revenue Sources

	Fiscal Years Ended				Eight Months Ended	Fiscal Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002	December 29, 2001	December 30, 2000	April 29, 2000
NACO meetings fees	$373.1	$392.4	$350.7	$262.5	$96.8	$130.8
International company-owned meeting fees	256.0	214.8	170.0	153.2	87.3	152.7
Product sales	274.6	276.8	237.6	170.4	66.4	84.2
Franchise royalties	18.8	24.9	31.3	28.3	17.7	25.8
Online subscription fees	65.0	—	—	—	—	—
Other	37.4	35.0	20.0	9.5	5.0	6.0

Total	$1,024.9	$943.9	$809.6	$623.9	$273.2	$399.5

        After our acquisition by Artal Luxembourg in 1999, we reorganized our management and strengthened our strategic focus. Since April 2000, our revenues have increased at a compound annual growth rate of 22.3% as shown in the chart above. Our operating income margin has grown from 21.9% for the year ended April 29, 2000 to 29.8% in fiscal 2004 (on a stand-alone basis excluding WeightWatchers.com, WWI's operating income margin was 30.0%). The increases are principally a result of:

  •
  Increased NACO classroom attendance. As a result of our decision to re-focus our meetings exclusively on our group education approach and to introduce into NACO our POINTS-based program developed in the United Kingdom and to opportunistically acquire our franchises, our NACO classroom attendance, including the impact of our acquisitions, grew between April 2000 and fiscal 2004 at a compound annual rate of 21.1%. Including acquisitions of our franchises that were made over this period (WW Group and Weighco and those in Fort Worth,

    Washington, D.C., Dallas, New Mexico, North Jersey, San Diego and Eastern North Carolina), our attendance grew from 13.3 million in April 2000 to 32.3 million in 2004.

  •
  Accelerated growth in Continental Europe. In Continental Europe, we have accelerated growth by adapting our business model to local conditions, implementing more aggressive marketing programs tailored to the local markets and increasing the number of meetings ahead of anticipated demand. Between April 2000 and fiscal 2004, attendance in our Continental European operations grew at a compound annual rate of 13.9%.

  •
  Increased product sales. We have increased our product sales by 226% from April 2000 to fiscal 2004 as a result of our growing attendance and introducing new products. In our meetings, we have increased average product sales per attendance from $2.03 to $3.69 over the same period.

        As shown in the chart below, our worldwide attendance (including acquisitions of franchises) in our company-owned operations has grown by 80%, from 33.3 million in the year ended April 29, 2000 to 59.9 million in fiscal 2004.

Attendance in Company-Owned Operations

	Fiscal Years Ended				Twelve Months Ended	Eight Months Ended	Fiscal Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002	December 29, 2001	December 30, 2000	December 30, 2000	April 29, 2000
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(54 weeks)	(35 weeks)	(53 weeks)
North America	32.3	34.6	30.8	23.5	14.3	8.9	13.3
United Kingdom	13.0	12.8	11.9	11.6	11.2	7.0	10.6
Continental Europe	11.2	10.1	9.2	8.7	7.0	4.6	6.1
Other International	3.4	3.3	3.4	3.2	3.2	1.9	3.3

Total	59.9	60.8	55.3	47.0	35.7	22.4	33.3

        During the fiscal years ended January 1, 2005 and January 3, 2004, we acquired the franchised territories and certain business assets of four franchisees as outlined below:

Acquisitions

	Purchase Price	Closing Date
WW Group	$180.7	March 30, 2003
Dallas/New Mexico	$27.2	November 30, 2003
Washington, D.C.	$30.5	May 9, 2004
Fort Worth	$30.0	August 22, 2004

        These acquisitions have been accounted for under the purchase method of accounting. Accordingly, their results of operations have been included in our consolidated operating results since the dates of the completion of their respective acquisitions.

Critical Accounting Policies

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to inventories, the impairment analysis for goodwill and other indefinite-lived intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other factors and assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following accounting policies are most important to the portrayal of our financial condition and results of operations and require our most significant judgments.

Revenue Recognition

        We earn revenue by conducting meetings, selling products and aids in our meetings and to our franchisees, collecting commissions from franchisees operating under the Weight Watchers name, collecting royalties related to licensing agreements and selling advertising space in and copies of our magazine. We charge non-refundable registration fees in exchange for an introductory information session and materials we provide to new members. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Revenue from meeting fees, product sales, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customer, and commissions and royalties are earned. Advertising revenue is recognized when ads are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. Deferred revenue, consisting of prepaid lecture and magazine subscription revenue, is amortized into income over the period earned. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. WeightWatchers.com generates revenue from monthly subscriptions to its web site. Subscription fee revenues are recognized over the period that products are provided. One time sign up fees are deferred and recognized over the expected customer relationship period. Subscription fee revenues that are paid in advance are deferred and recognized on a straight-line basis over the subscription period. We grant refunds under limited circumstances and at aggregate amounts that historically have not been material. Because the period of payment generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid.

Goodwill and Other Indefinite-lived Intangible Assets

        Finite-lived intangible assets are being amortized using the straight-line method over their estimated useful lives of three to 20 years. Effective December 30, 2001, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, we no longer amortize goodwill and other indefinite-lived intangible assets, but instead, review these assets for potential impairment on at least an annual basis. We performed fair value impairment testing as of January 1, 2005 and January 3, 2004 on our goodwill and other indefinite-lived intangible assets and determined that the carrying amounts of these assets did not exceed their respective fair values and therefore, no impairment existed. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. Upon such an event, we would be required to record a corresponding charge, which would impact earnings. We continue to evaluate these estimates and assumptions and believe that these assumptions, which included an estimate of future cash flows based upon the anticipated performance of the underlying business units, were appropriate.

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

Consolidation Under FIN 46R

        On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), to clarify when an entity should consolidate another entity known as a variable interest entity ("VIE"). The standard required that, under certain circumstances, separate businesses with some common ownership be consolidated for financial reporting purposes. Upon adoption of the original FIN 46, we did not meet those circumstances, and we therefore did not consolidate WeightWatchers.com's financial statements into our 2003 and prior reported financial statements.

        On December 24, 2003, the FASB issued FIN 46R, which replaced FIN 46. FIN 46R is applicable for financial statements issued for reporting periods after March 15, 2004. FIN 46R requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses, will receive a majority of the VIE's expected residual returns, or both.

        Based on the revisions in FIN 46R, we were required to reevaluate our relationship with our affiliate and licensee, WeightWatchers.com. In the course of this reevaluation, we determined that WeightWatchers.com was a variable interest entity under FIN 46R and that we were its primary beneficiary under this regulation. Effective April 3, 2004, we consolidated WeightWatchers.com. In accordance with the provisions of FIN 46R, we recorded a charge of $11.9 million, including a tax charge of $9.9 million, in the fiscal quarter ended April 3, 2004 for the cumulative effect of this accounting change. This charge reflects the cumulative impact to our results of operations had WeightWatchers.com been consolidated since its inception in September 1999. Beginning in our first fiscal quarter ended April 3, 2004, our consolidated balance sheet includes the balance sheet of WeightWatchers.com. Effective at the beginning of the second fiscal quarter of 2004, our consolidated statement of operations and statement of cash flows include the results of WeightWatchers.com. All intercompany balances have been eliminated in consolidation.

Income Taxes

        Deferred income taxes result primarily from temporary differences between financial and tax reporting. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. We consider historic levels of income, estimates of future taxable income and feasible tax planning strategies in assessing the need for a tax valuation allowance. We also establish an appropriate level of additional provisions for income taxes in the event that certain positions, which we believe are fully supportable, are challenged by the tax authorities. We adjust these additional provisions in light of changing facts and circumstances. If our filing positions are ultimately upheld under audits by respective taxing authorities, the provision for income taxes in future years will reflect favorable adjustments.

RESULTS OF OPERATIONS

        Figures are rounded to the nearest one hundred thousand; percentage changes are based on rounded figures. Attendance percentage changes are based on rounded figures to the nearest thousand.

Impact of FIN 46R

        As a result of our adoption of FIN 46R, we began consolidating the results of our affiliate and licensee, WeightWatchers.com, at the beginning of the second quarter 2004. The table below shows the impact this adoption had on our consolidated income statement for the fiscal year ended January 1, 2005.

	WWI Results	Impact of Adopting FIN 46R	Consolidated Results
Revenues	$966.1	$58.8	$1,024.9
Cost of revenues	468.2	18.9	487.1

Gross profit	497.9	39.9	537.8
Marketing expenses	120.2	14.6	134.8
Selling, general and administrative expenses	87.8	9.3	97.1

Operating income	289.9	16.0	305.9
Interest expense, net	14.6	2.2	16.8
Other (income)/expense, net	(9.3)	4.6	(4.7)
Early extinguishment of debt	4.3	—	4.3

Income before taxes and cumulative effect of accounting change	280.3	9.2	289.5
Provision for income taxes	101.1	(6.6)	94.5

Income before cumulative effect of accounting change	179.2	15.8	195.0
Cumulative effect of accounting change	—	(11.9)	(11.9)

Net income	$179.2	$3.9	$183.1

Weighted average diluted common shares outstanding	106.9	106.9	106.9

Diluted EPS	$1.68	$0.03	$1.71

        Because the requirement to consolidate WeightWatchers.com's income statement with ours began in the second quarter 2004, the impact on the year ended January 1, 2005 includes WeightWatchers.com's results of operations, net of intercompany eliminations, for only the nine months ended January 1, 2005.

        The impact of the consolidation on the year ended January 1, 2005 is to add $58.8 million in revenues and $39.9 million of gross profit. Operating income for the year increases by $16.0 million after incremental marketing expenses of $14.6 million and selling, general and administrative expenses of $9.3 million. A scheduled loan repayment of $4.9 million and interest income of $2.2 million, which Weight Watchers International earned from WeightWatchers.com, is eliminated in the consolidation of intercompany activity.

        In accordance with the provisions of FIN 46R, we recorded a charge of $11.9 million, including taxes, in the first quarter of 2004. This charge reflects the cumulative impact to our results of operations had WeightWatchers.com been consolidated since its inception in September 1999.

        For the year ended January 1, 2005, the consolidation combined with the first quarter cumulative effect of accounting change, including taxes, related to the adoption of FIN 46R, resulted in an increase to diluted earnings per share of $0.03.

Weight Watchers International (excluding the impact of FIN 46R)

        The remaining sections of this discussion will address only the results of Weight Watchers International and its majority-owned subsidiaries and will exclude the impact of FIN 46R and the consolidation of WeightWatchers.com.

        The chart below compares Weight Watchers International's fiscal 2004 results to the prior year comparable periods:

	WWI Results
	January 1, 2005	January 3, 2004	December 28, 2002	FY 2004 Inc/(Dec) FY 2003	FY 2003 Inc/(Dec) FY 2002
Revenues	$966.1	$943.9	$809.6	$22.2	$134.3
Cost of revenues	468.2	440.4	370.3	27.8	70.1

Gross profit	497.9	503.5	439.3	(5.6)	64.2
Marketing expenses	120.2	113.6	81.2	6.6	32.4
Selling, general and administrative expenses	87.8	73.8	61.3	14.0	12.5

Operating income	289.9	316.1	296.8	(26.2)	19.3
Interest expense, net	14.6	33.7	42.3	(19.1)	(8.6)
Other (income)/expense, net	(9.3)	2.8	19.0	(12.1)	(16.2)
Early extinguishment of debt	4.3	47.4	—	(43.1)	47.4

Income before taxes	280.3	232.2	235.5	48.1	(3.3)
Provision for income taxes	101.1	88.3	91.8	12.8	(3.5)

Net income	$179.2	$143.9	$143.7	$35.3	$0.2

Diluted EPS	$1.68	$1.31	$1.31	$0.37	$—

Comparison of the fiscal year ended January 1, 2005 (52 weeks) to the fiscal year ended January 3, 2004 (53 weeks)

        Net income for the 2004 fiscal year was $179.2 million, up from $143.9 million in the prior year. Diluted earnings per share were $1.68 in 2004 as compared to $1.31 in the prior year. Excluding the impact of the early extinguishment of debt in both years, diluted earnings per share were $1.70 in 2004 compared to $1.59 in 2003. The 2003 fiscal year included a 53rd week versus only 52 weeks in the 2004 fiscal year. Accordingly, our reported results are not fully comparable for the two years.

        Net revenues were $966.1 million for the fiscal year ended January 1, 2005, an increase of $22.2 million, or 2.4%, from $943.9 million for the fiscal year ended January 3, 2004. The 2.4% increase in net revenues was driven by international attendance growth and more favorable foreign currency rates, partially offset by a decline in North America attendance. On a worldwide basis, company-owned attendance declined 1.5%. Compared to the prior year, classroom meeting fees increased $21.9 million, licensing revenues rose $7.0 million, advertising revenue increased $2.4 million, and we earned an additional $1.1 million of royalties from our licensee, WeightWatchers.com. Franchise commissions were $6.1 million lower than last year as we have continued our franchise acquisition program, adding two more in 2004. Product sales declined $2.2 million, as did publishing and other revenue by $1.9 million. Included in the total $22.2 million increase in net revenues is a benefit of approximately $42.5 million from foreign currency exchange rates. On a local currency basis, meeting fees and product sales in our international operations increased 5.4%.

        For the year ended January 1, 2005, total classroom meeting fees were $629.1 million, an increase of $21.9 million, or 3.6%, from $607.2 million in the prior year. Attendances declined slightly to 59.9 million from 60.8 million in the prior year. In NACO, classroom meeting fees were $373.1 million for the year ended January 1, 2005, down 4.9% from $392.4 million in the prior year. Including acquisitions, NACO attendance for the year was 6.5% lower than the prior year period. NACO organic attendance declined 12.1%. The organic attendance comparison excludes the additional week in the 2003 fiscal year and any franchises that were acquired during either year. We acquired four franchises since the beginning of 2003: The WW Group at the beginning of the second quarter 2003, Dallas and New Mexico during the fourth quarter 2003, the Washington D.C. area during the second quarter 2004 and Fort Worth during the third quarter 2004. The low-carb diet fad, which escalated over the course of the 2003 fiscal year, and was extended during 2004 by food manufacturers' heavily marketed introductions of related food products, has had an impact on our North America business. We believe that the appeal of these low-carb diets has peaked and the phenomenon is now in decline. The introduction of our TurnAround program has contributed to the improving attendance trends we are seeing. The declines in organic attendances versus prior year periods improved from minus 16.7% in the second quarter to minus 13.9% in the third quarter and minus 8.7% in the fourth quarter.

        International company-owned classroom meeting fees were $256.0 million for the year ended January 1, 2005, an increase of $41.2 million, or 19.2%, from $214.8 million for the year ended January 3, 2004. The growth in meeting fees was primarily driven by attendance increases in Continental Europe of 11.4% coupled with the favorable impact of foreign currency exchange rates.

        Product sales were $274.6 million for the year ended January 1, 2005, a decrease of $2.2 million from $276.8 million for the year ended January 3, 2004. While total domestic product sales declined $19.8 million to $138.4 million from $158.2 million in the prior year, primarily driven by the attendance decline, internationally, product sales increased 14.8% to $136.2 million. International product sales rose 2.7% on a local currency basis.

        Franchise royalties were $12.5 million domestically and $6.3 million internationally. Total franchise royalties of $18.8 million were down $6.1 million, or 24.5%, from $24.9 million in the full year 2003. The decrease resulted from the impact of having acquired four franchises in the U.S. since 2003 and from the general slowdown in the U.S. business. Excluding the recently acquired franchises, domestic franchise royalties declined 17.1%, while international franchise royalties rose 1.0%.

        Revenue from advertising, licensing and other sources was $43.6 million for the year ended January 1, 2005, an increase of $8.6 million, or 24.6%, from $35.0 million for the year ended January 3, 2004. Licensing revenue increased $7.0 million, up 72.2% over last year, due to our continued focus on introducing a range of Weight Watchers branded products worldwide. Revenues from advertising, our WeightWatchers.com licensee and other sources contributed to the remainder of the increase.

        Cost of revenues was $468.2 million for the year ended January 1, 2005, an increase of $27.8 million, or 6.3%, from $440.4 million for the year ended January 3, 2004. For the year ended January 1, 2005, the gross profit margin of 51.5% remained above the 50% level, but was lower than the 53.3% level of the prior year. We made the strategic decision to keep the vast majority of our NACO meetings open, despite the negative impact on our gross margin resulting from lower attendances per meeting, due to our expectation of the decline in the low-carb phenomenon. It is our belief that this expectation is proving to be correct.

        Marketing expenses increased $6.6 million, or 5.8%, to $120.2 million for the year ended January 1, 2005 from $113.6 million in the year ended January 3, 2004, with the majority of the increase resulting from currency translation. As a percentage of net revenue, marketing expenses were 12.4% for the year, as compared to 12.0% in the prior year period, driven by the softness in revenues.

        Selling, general and administrative expenses were $87.8 million for the year ended January 1, 2005, an increase of $14.0 million, or 19.0%, from $73.8 million in the prior year. Expenses were driven up by professional fees and expenses related to compliance with Sarbanes-Oxley, as well as by a strengthening of our management team and increase in our headcount to drive the future growth of our business. Selling, general and administrative expenses were 9.1% of revenues for the year ended January 1, 2005, as compared to 7.8% in the prior year.

        Operating income was $289.9 million for the year ended January 1, 2005, a decrease of $26.2 million, or 8.3%, from $316.1 million for the year ended January 3, 2004. Our operating income margin for the year on this stand-alone basis was 30.0%, as compared to 33.5% in the prior year.

        Net interest charges were down 56.7%, or $19.1 million, to $14.6 million for the year ended January 1, 2005 from $33.7 million for the year ended January 3, 2004. The repurchase and retirement in the third quarter of 2003 of most of our 13% Senior Subordinated Notes and the refinancing of our Credit Facility at that time and again in January 2004 lowered our interest expense significantly.

        For the year ended January 1, 2005, we reported other income of $9.3 million, as compared to other expense of $2.8 million for the year ended January 3, 2004. In 2004, we received higher loan repayments from WeightWatchers.com, which increased our other income by $4.8 million. In 2003, we incurred unrealized currency translation gains and losses associated with our Senior Subordinated Notes until the majority were retired in the third quarter of 2003. This has resulted in a $9.2 million decrease in this expense.

        We recognized early extinguishment of debt expenses of $4.3 million for the year ended January 1, 2005 as a result of the refinancing of our Credit Facility, which we undertook in the first quarter of 2004, and the repurchase and retirement of the balance of our Senior Subordinated Notes in the third quarter of 2004. These expenses included the write off of unamortized debt issuance costs from prior refinancings and the recognition of tender premiums and fees associated with these transactions. In the third quarter of 2003, when we repurchased and retired the majority of our Senior Subordinated Notes, we recognized early extinguishment of debt expenses of $47.4 million. These included tender premiums of $42.6 million, the write off of unamortized debt issuance costs of $4.4 million and $0.4 million of fees associated with the transaction.

        Our effective tax rate for the year ended January 1, 2005 was 36.1% as compared to 38.0% for the year ended January 3, 2004. We recorded a tax benefit in the third quarter of 2004 by reversing a $5.5 million accrued but no longer necessary tax liability recorded as a result of the September 1999 recapitalization and stock purchase transaction with our former parent, H.J. Heinz Company.

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

        Product sales were $276.8 million for the fiscal year ended January 3, 2004, an increase of $39.2 million, or 16.5%, from $237.6 million for the fiscal year ended December 28, 2002. Product sales increased 7.8% to $158.2 million domestically and 30.6% to $118.6 million internationally. The increase in international product sales was fueled by attendance growth, higher sales per individual attendance and the favorable impact of foreign currency fluctuations. The increase in domestic product sales resulted from additional attendances and a price increase taken early in 2003 on certain of our consumable products in some of our NACO markets. Product sales per attendance without the impact of the WW Group acquisition decreased 12.3% in the fourth quarter of fiscal 2003 as compared to the same quarter last year, but increased 3.8% for the full year as compared to 2002.

        For the fiscal year ended January 3, 2004, franchise royalties were $18.6 million domestically and $6.3 million internationally. In total, franchise royalties were $24.9 million in fiscal 2003, a decrease of $6.4 million, or 20.4%, from $31.3 million for the fiscal year ended December 28, 2002. The decline was mainly the result of our acquisition of certain franchise territories in 2003. As we continue to acquire franchises, revenue from the associated commissions will continue to decline, but the overall net impact on the business of making franchise acquisitions is accretive.

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

        Gross profit for fiscal 2003 was $503.5 million, up 14.6% from $439.3 million in fiscal 2002. The change in the gross profit margin percentage for the full year 2003 as compared to 2002 resulted primarily from factors relating to the timing of our Fall 2003 NACO innovation. These included significant expenses in the third quarter 2003 relating to the nationwide innovation training meetings held with our meeting room staff, the write-off of some unused program material and the decision to keep more meetings open than we normally would have during the lower attendance summer months in anticipation of the expected increased volume due to the innovation.

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

        Selling, general and administrative expenses were $73.8 million for the fiscal year ended January 3, 2004, an increase of $12.5 million, or 20.4%, from $61.3 million for the fiscal year ended December 28, 2002. The main drivers of this increase were the acquisition of WW Group franchise territories, higher medical and other insurance rates and legal fees, and expenses associated with additional regulatory and compliance requirements. The impact of the dollar weakening relative to the currencies of our international subsidiaries also had the result of increasing selling, general and administrative expenses. As a percentage of revenue, selling, general and administrative expenses remained fairly consistent at 7.8% as compared to 7.6% last year.

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

        Our effective tax rate for the year ended January 3, 2004 was 38.0% as compared to 39.0% for the year ended December 28, 2002. The early extinguishment of debt in the third quarter of 2003 caused a change in the mix of domestic and foreign earnings, resulting in a reduction to the effective tax rate in the year ended January 3, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Impact of FIN 46R

        The Balance Sheet and Cash Flow tables below remove the impact of FIN 46R from our 2004 consolidated balances, and compare the stand-alone balances of Weight Watchers International for 2004 with those of the prior year.

			WWI Stand Alone (excluding impact of FIN 46R in 2004)
	Consolidated Results January 1, 2005
BALANCE SHEET		Less Impact of FIN 46R	January 1, 2005	January 3, 2004	Inc/(Dec)
Cash and cash equivalents	$35.2	$16.5	$18.7	$23.4	$(4.7)
Receivables, net	21.8	(0.5)	22.3	18.5	3.8
Inventory and prepaid expenses	68.8	5.0	63.8	72.9	(9.1)

Total current assets	125.8	21.0	104.8	114.8	(10.0)
Property and equipment, net	17.5	2.5	15.0	15.7	(0.7)
Goodwill, franchise rights and other intangible assets, net	588.0	3.2	584.8	522.6	62.2
Deferred income taxes/other	84.9	(6.7)	91.6	117.6	(26.0)

Total assets	$816.2	$20.0	$796.2	$770.7	$25.5

Accounts payable and accrued liabilities	122.6	9.5	113.1	102.3	10.8
Deferred revenue	27.1	6.7	20.4	16.5	3.9
Current portion of long-term debt	3.0	—	3.0	15.6	(12.6)
Long term debt	466.1	—	466.1	454.3	11.8
Other	1.0	0.3	0.7	0.8	(0.1)

Total liabilities	619.8	16.5	603.3	589.5	13.8
Shareholders' equity	196.4	3.5	192.9	181.2	11.7

Total liabilities and shareholders' equity	$816.2	$20.0	$796.2	$770.7	$25.5

			WWI Stand Alone (excluding impact of FIN 46R in 2004)
	Consolidated Results January 1, 2005
CASH FLOW		Less Impact of FIN 46R	January 1, 2005	January 3, 2004	Inc/(Dec)
Cash provided by operating activities	$252.4	$18.4	$234.0	$233.1	$0.9
Cash used for investing activities	(65.8)	(7.6)	(58.2)	(211.6)	153.4
Cash used for financing activities	(180.4)	—	(180.4)	(59.5)	(120.9)
Effect of exchange rate changes on cash	(0.1)	—	(0.1)	3.9	(4.0)
Impact of consolidating WeightWatchers.com	5.7	5.7	—	—	—

Net increase (decrease) in cash and cash equivalents	11.8	16.5	(4.7)	(34.1)	29.4
Cash/cash equivalents, beginning of period	23.4	—	23.4	57.5	(34.1)

Cash/cash equivalents, end of period	$35.2	$16.5	$18.7	$23.4	$(4.7)

Impact of FIN46R on Consolidated Balance Sheet and Cash Flow

Balance Sheet

        On the consolidated balance sheet, $20.0 million of the $816.2 million of total assets at January 1, 2005 resulted from the adoption of FIN 46R. The addition of WeightWatchers.com's cash of $16.5 million, deferred tax assets of $4.7 million and other assets of $9.6 million is partially offset by a decline in WWI's deferred tax assets, as $7.7 million of deferred tax assets was eliminated as a result of the requirement to reverse all intercompany transactions in consolidation. This tax asset was recorded by Weight Watchers International as a result of the write-off of its $34.5 million loan to WeightWatchers.com during the fiscal years 2000 and 2001, net of $14.8 million in subsequent repayments of that loan received during fiscal years 2003 and 2004. The net receivables/payables impact of all other intercompany eliminations is combined in the $0.5 million decline in receivables, net.

        Of the $619.8 million of liabilities on the consolidated balance sheet, $16.5 million resulted from the adoption of FIN 46R and are comprised mainly of the addition of WeightWatchers.com's payables and accrued liabilities of $9.5 million and deferred revenue of $6.7 million.

        Shareholders' equity increases by $3.5 million for the cumulative impact to equity of adopting FIN 46R. This includes recording WeightWatchers.com's retained deficit through the 2004 fiscal year as well as adjustments to reinstate the remaining principal of the $34.5 million loan formerly written off by Weight Watchers International and to reverse the resultant tax benefit that had been recorded.

Cash Flow

        As noted above, the FIN 46R impact on cash was to add $16.5 million to the year ended January 1, 2004. In the 2004 fiscal year, cash flows increased $10.8 million from the operations of WeightWatchers.com, net of intercompany eliminations and investing activities. In addition, in the first quarter of 2004, as is required by this pronouncement, we recorded a $5.7 million net increase in cash as a result of the impact of consolidating WeightWatchers.com.

        The remainder of this section will address the financial position of Weight Watchers International on a stand-alone basis, excluding the impact of FIN 46R.

Weight Watchers International (excluding the impact of FIN 46R)

Sources and Uses of Cash

        For the year ended January 1, 2005, cash and cash equivalents were $18.7 million, a decrease of $4.7 million from January 3, 2004. Cash flows provided by operating activities in the twelve months of 2004 were $234.0 million and funds used for investing and financing activities totaled $238.6 million. Investing activities utilized $58.2 million of cash, which included the acquisitions of our Fort Worth and Washington D.C. area franchises for $60.5 million. Cash used for financing activities totaled $180.4 million primarily related to the repurchase of 4.7 million shares of our common stock for $177.1 million, consistent with our stock repurchase program (see Part II, Item 5).

        For the fiscal year ended January 3, 2004, cash and cash equivalents decreased $34.1 million to $23.4 million. Cash flows provided by operating activities were $233.1 million. Funds used for investing and financing activities during the fiscal year totaled $271.1 million. Investing activities in the year used $211.6 million of cash and included $208.8 million paid in connection with the acquisition of the assets of our WW Group and Dallas/New Mexico franchises. In addition, $5.0 million was invested in capital expenditures. Cash used for financing activities totaled $59.5 million. We paid $60.3 million in connection with the tender offer and repurchase of our 13% Senior Subordinated Notes and the concurrent refinancing of our Credit Facility and repurchased $28.8 million of stock in accordance with our stock repurchase program that began in October 2003. These were partially offset by net proceeds of $26.6 million from additional debt borrowings arising at the time of the WW Group acquisition at the end of March 2003.

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

Balance Sheet

        On the balance sheet, our cash balance of $18.7 million is $4.7 million lower than at January 3, 2004. Our working capital deficit at January 1, 2005 was $31.7 million compared to $19.6 million at January 3, 2004. The $12.1 million increase in the working capital deficit was primarily attributable to a $10.1 million increase in income taxes payable caused by the timing of tax payments, the $4.6 million increase in current deferred tax liabilities primarily due to loan repayments from WeightWatchers.com, a $6.2 million decrease in inventory resulting from our efforts to more efficiently manage inventory levels, the $4.7 million decrease in cash, partially offset by the $12.6 million reduction in the current portion of our long-term debt resulting from the repurchase and retirement of our remaining Senior Subordinated Notes.

        Capital spending has averaged approximately $4.7 million annually over the last three years and has consisted primarily of leasehold improvements, furniture and equipment for meeting locations and information system expenditures.

Long-Term Debt

        Our Credit Facility (as defined in Note 6 to the Consolidated Financial Statements), as amended, consists of Term Loans and a revolving line of credit (the "Revolver"). Our total debt outstanding was similar year-over-year at $469.1 million and $469.9 million at January 1, 2005 and January 3, 2004, respectively. In January 2004, we refinanced our Credit Facility, moving a large portion of our fixed Term Loans to the Revolver. This has provided us with a greater degree of flexibility and the ability to more efficiently manage cash. Under this refinancing, our Term Loans were reduced from $454.2 million to $150.0 million and our Revolver capacity was increased from $45.0 million to $350.0 million. To complete the refinancing, we drew down $310.0 million of the Revolver. In October 2004, we increased our net borrowing capacity by adding an additional Term Loan to our existing Credit Facility in the amount of $150.0 million, coterminous with the previously existing Credit Facility. These funds were initially used to reduce borrowings under our Revolver, resulting in no increase to our net borrowing. Additionally, in October 2004, we repurchased and retired the remaining balance of our Senior Subordinated Notes. In connection with the refinancing and retirement of debt described above, we incurred expenses of approximately $4.3 million in the year ended January 1, 2005.

        At January 1, 2005, our debt consisted entirely of variable-rate instruments. At January 3, 2004 and December 28, 2002, fixed-rate debt constituted approximately 3.3% and 56.0% of our total debt, respectively. The average interest rate on our debt was approximately 4.1%, 3.7% and 9.1% at January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

        The following schedule sets forth our long-term debt obligations (and interest rates) at January 1, 2005:

Long-Term Debt
As of January 1, 2005

	Balance	Interest Rate
	(in millions)
Revolver due 2009	$171.0	4.03%
Term Loan B due 2010	148.5	4.16%
Additional Term Loan B due 2010	149.6	3.77%

Total Debt	469.1
Less Current Portion	3.0

Total Long-Term Debt	$466.1

        The Term Loan B and the Revolver bear interest at a rate equal to LIBOR plus 1.75% or, at our option, the alternate base rate (as defined in the Credit Facility) plus 0.75%. The Additional Term Loan B bears interest at a rate equal to LIBOR plus 1.50%, or, at our option, the alternative base rate (as defined in the Credit Facility) plus 0.50%. In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at a rate equal to 0.375% per year.

        Our Credit Facility contains customary covenants, including covenants that in certain circumstances restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. Our Credit Facility also requires us to maintain specified financial ratios and satisfy financial condition tests. The Credit Facility contains customary events of default. Upon occurrence of an event of default under the Credit Facility, the lenders may cease making loans and declare amounts outstanding to be immediately due and payable.

        On January 9, 2004, Standard & Poor's confirmed its "BB" rating for our corporate credit and our Credit Facility. On March 11, 2005, Moody's assigned a "Ba1" rating for our Term Loan B and Additional Term Loan B and confirmed its "Ba1" rating for the Credit Facility.

Contractual Obligations

        We are obligated under non-cancelable operating leases primarily for office and rent facilities. Consolidated rent expense charged to operations under all our leases for the fiscal year ended January 1, 2005 was approximately $27.2 million.

        The impact that our contractual obligations as of January 1, 2005 are expected to have on our consolidated liquidity and cash flow in future periods is as follows:

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Long-Term Debt(1)	$469.1	$3.0	$6.0	$388.8	$71.3
Operating Leases	97.9	25.8	35.1	13.5	23.5

Total	$567.0	$28.8	$41.1	$402.3	$94.8

(1)
Due to the fact that all of our debt is variable rate based and that a significant portion of our debt is under a revolving line of credit, the amount of future interest payments could not be reasonably estimated and is therefore not included in the amounts shown. See above for a description of our interest rates.

        Debt obligations due to be repaid in the 12 months following January 1, 2005 are expected to be satisfied with operating cash flows. We believe that cash flows from operating activities, together with borrowings available under our Revolver, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

Acquisitions

        On May 9, 2004, we completed the acquisition of certain assets of our Washington, D.C. area franchise for a purchase price of $30.5 million that was financed through cash from operations.

        On August 22, 2004, we completed the acquisition of certain assets of our Fort Worth franchise for a purchase price of $30.0 million that was financed through cash from operations.

        On March 30, 2003, we completed the acquisition of certain assets of eight of the 15 franchises of the WW Group for a purchase price of $180.7 million. The acquisition was financed through cash and additional borrowings of $85.0 million.

        On November 30, 2003, we completed the acquisition of certain assets of our Dallas and New Mexico franchises for a purchase price of $27.2 million. The acquisition was financed through cash from operations.

        On January 18, 2002, we completed the acquisition of certain assets of our North Jersey franchise for a purchase price of $46.5 million. The acquisition was financed through additional borrowings under our Credit Facility, which were subsequently repaid by the end of the second quarter of 2002.

        On July 2, 2002, we completed the acquisition of certain assets of our San Diego franchise for a purchase price of $11.0 million. The acquisition was financed through cash from operations.

        On September 1, 2002, we completed the acquisition of certain assets of our eastern North Carolina franchise for a purchase price of $10.6 million. The acquisition was financed through cash from operations.

Stock Transactions

        On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding stock. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Luxembourg or its affiliates under the program. During the fiscal year 2003, we purchased 0.8 million shares of common stock in the open market for a total purchase price of $28.8 million. During fiscal year 2004, we purchased 4.7 million shares of common stock in the open market for a total purchase price of $177.1 million.

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

SEASONALITY

        Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. Our operating income for the first half of the year is generally the strongest.

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

        Based on trends in our business and in the weight-loss industry, WeightWatchers.com's seasonality is similar to that of Weight Watchers International. However, whereas WeightWatchers.com's subscriptions are similar, its revenue tends to appear less seasonal because they amortize subscription revenue over the related subscription period.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, "Share-Based Payment" ("FAS 123R"), which replaces FAS 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." FAS 123R eliminates the option of using the intrinsic value method to record compensation expense related to stock-based awards to employees and instead requires companies to recognize the cost of such awards based on their grant-date fair value over the related service period of such awards. We will adopt the provisions of this standard beginning in the third quarter of fiscal 2005.

        We have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. We will not restate the results of prior periods. Prior to the effective date of FAS 123R, we will continue to provide the pro forma disclosures for past award grants as required under FAS 123. We believe the pro forma disclosures in Note 2 to our consolidated financial statements provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with FAS 123R. However, the total expense recorded in future periods will depend on several variables, including the number of share-based payment awards that are granted in future periods and the fair value of those awards.

        The American Jobs Creation Act of 2004 (the "AJCA") was enacted on October 22, 2004 and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. In December 2004, the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA, allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. We are in the process of evaluating the effects of the repatriation provision; however, we do not expect to complete this evaluation until after Congress or the U.S. Treasury Department provides further clarification on key elements of the provision. As such, we have not concluded our analysis to determine whether, and to what extent, we might repatriate foreign earnings. We expect to be in a position to finalize the assessment within a reasonable amount of time after the issuance of clarifying U.S. Treasury or Congressional guidance.

FORWARD-LOOKING STATEMENTS

        Certain statements in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain not only historical information, but also forward-looking statements regarding expectations for our future performance. Forward-looking statements involve risk and uncertainty. Please see "Cautionary Notice Regarding Forward-Looking Statements" on page 10 for a discussion of factors that could cause our future results to differ from current expectations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to foreign currency fluctuations and interest rate changes. Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt.

        Due to the repurchase and retirement of the remaining balance of our Senior Subordinated Notes, we no longer have any fixed rate borrowings outstanding at January 1, 2005. Therefore, market interest rates no longer affect the fair value of our long-term debt balances. Since 100% of our debt is now variable rate based, any changes in market interest rates will cause an equal change in our net interest expense.

        Other than inter-company transactions between our domestic and foreign entities, we generally do not have significant transactions that are denominated in a currency other than the functional currency applicable to each entity.

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

Item 8. Financial Statements and Supplementary Data

        This information is incorporated by reference to the "Consolidated Financial Statements and Notes" on pages F-1 through F-34, together with the report thereon of PricewaterhouseCoopers LLP on page F-35.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 1, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

        In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of January 1, 2005, the end of the Company's 2004 fiscal year. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management, under the supervision and with the participation of our principal executive officer and principal financial officer, concluded that, as of January 1, 2005, the Company's internal control over financial reporting was effective based on those criteria.

        Management has excluded WeightWatchers.com from its assessment of the effectiveness of internal control over financial reporting as of January 1, 2005. WeightWatchers.com is a variable interest entity required to be consolidated with Weight Watchers International, Inc. under the provisions of FASB Interpretation No. 46R during 2004. Since it does not have the contractual right, authority or ability, in practice, to assess the internal controls over financial reporting of WeightWatchers.com, nor does it have the ability to dictate or modify those controls, management has concluded it is unable to assess the effectiveness of the internal control over financial reporting of WeightWatchers.com. As of and for the year ended January 1, 2005, Weight Watchers International, Inc.'s consolidated financial statements include total assets and total revenues of 3.8% and 6.8%, respectively, related to WeightWatchers.com.

        The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited and issued their report on management's assessment of the effectiveness of the Company's internal control over financial reporting, which appears on page F-35.

PART III

Item 10. Executive Officers and Directors of the Company

        Set forth below are the names, ages as of January 1, 2005 and current positions with us and our subsidiaries of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of the directors.

Name	Age	Position
Linda Huett	60	President and Chief Executive Officer, Director
Ann M. Sardini	54	Chief Financial Officer
Thilo Semmelbauer	39	Chief Operating Officer, NACO
Scott R. Penn(5)	33	Vice President, Australasia
Robert W. Hollweg	62	Vice President, General Counsel and Secretary
Melanie Stubbing	43	Vice President of Operations, United Kingdom
Raymond Debbane(1)	49	Chairman of the Board
Philippe J. Amouyal(4)	46	Director
Jonas M. Fajgenbaum	32	Director
Sacha Lainovic(1)	48	Director
Christopher J. Sobecki	46	Director
Sam K. Reed(2)(3)	57	Director
Marsha Johnson Evans(2)(3)	57	Director
John F. Bard(1)(2)(4)	63	Director

(1)
Member of our compensation and benefits committee.

(2)
Member of our Audit Committee.

(3)
Named to the Board of Directors on February 12, 2002.

(4)
Named to the Board of Directors on November 13, 2002.

(5)
Mr. Penn resigned as an executive officer effective March 18, 2005.

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

        Ann M. Sardini.    Ms. Sardini has served as our Chief Financial Officer since April 2002 when she joined our company. Ms. Sardini has over 20 years of experience in senior financial management positions in branded media and consumer products companies. Prior to joining us, she served as Chief Financial Officer of VitaminShoppe.com, Inc. from 1999 to 2001, and from 1995 to 1999 she served as Executive Vice President and Chief Financial Officer for the Children's Television Workshop. In

addition, Ms. Sardini has held finance positions at QVC, Chris Craft Industries and the National Broadcasting Company. Ms. Sardini received a B.A. from Boston College and an M.B.A. from Simmons College Graduate School of Management.

        Thilo Semmelbauer.    Mr. Semmelbauer has served as our Chief Operating Officer for North America since March 29, 2004. He most recently served as the President and Chief Operating Officer of WeightWatchers.com, the exclusive Internet licensee of Weight Watchers International, and the online presence for the Weight Watchers brand. He held that position since February 2000 and during that time, WeightWatchers.com grew from a start up to almost $80 million in annual revenues in 2003 and has become a leader in online weight loss. Prior to WeightWatchers.com, Mr. Semmelbauer was with The Boston Consulting Group in the Consumer Goods, Technology and e-Commerce practices. Previously, Mr. Semmelbauer was in Product Management at Motorola, Inc. He received his Master of Science degree in Management and Engineering from the Massachusetts Institute of Technology and is a graduate of Dartmouth College.

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

        Melanie Stubbing.    Ms. Stubbing has served as our Vice President of Operations—United Kingdom since November 2003. Ms. Stubbing has more than 16 years experience working with strong consumer brands, including a position running the UK-based toy, game and trading card operations for Hasbro, Inc., a position she held from January 2002 to November 2003. From November 2000 to January 2002, Ms. Stubbing was the Vice President for WeightWatchers.com, Inc. Prior to joining WeightWatchers.com, Ms. Stubbing was Managing Director, Hedstrom, U.K. from August 1998 to October 2000, and from July 1989 to July 1998 she held various marketing positions at Mattel UK Ltd., including Group Marketing Director. Ms. Stubbing is a business graduate of Manchester Metropolitan University.

        Raymond Debbane.    Mr. Debbane has been our Chairman of the Board of Directors since our acquisition by Artal Luxembourg on September 29, 1999. Mr. Debbane is a co-founder and President of The Invus Group, LLC. Prior to forming The Invus Group, LLC in 1985, Mr. Debbane was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American University of Beirut. Mr. Debbane is a director of Artal Group S.A., Ceres, Inc. and the Chairman of the Board of Directors of Financial Technologies International, Inc. Mr. Debbane is also the Chairman of the Board of Directors of WeightWatchers.com, Inc. and served as a director of Keebler Foods Company from 1996 to 1999.

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

        Sacha Lainovic.    Mr. Lainovic has been a director of our company since our acquisition by Artal Luxembourg on September 29, 1999. Mr. Lainovic is a co-founder and Executive Vice President of The Invus Group, LLC. Prior to forming The Invus Group, LLC in 1985, Mr. Lainovic was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business and an M.S. in engineering from Insa de Lyon in Lyon, France. Mr. Lainovic is a director of WeightWatchers.com, Inc., Financial Technologies International, Inc. and Unwired Australia Pty Limited, and also served as a director of Keebler Foods Company from 1996 to 1999.

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

        Sam K. Reed.    Mr. Reed has been a director of our company since February 2002. Mr. Reed has 30 years of experience in the food industry. He is currently the CEO of Dean Specialty Foods Holdings, Inc. Formerly, Mr. Reed was Vice Chairman and a director of Kellogg Company, the world's leading producer of cereal and a leading producer of convenience foods. From 1996 to 2001, Mr. Reed was Chief Executive Officer, President and a director of Keebler Foods Company. Previously, he was Chief Executive Officer of Specialty Foods Corporation's Western Bakery Group division. He is a director of the Tractor Supply Company. Mr. Reed received a B.A. from Rice University and an M.B.A. from Stanford Graduate School of Business.

        Marsha Johnson Evans.    Ms. Evans has been a director of our company since February 2002. Ms. Evans is currently President and Chief Executive Officer of the American Red Cross, the preeminent humanitarian organization in the United States, and previously served as the National Executive Director of Girl Scouts of the U.S.A. A retired Rear Admiral in the United States Navy, Ms. Evans has served as superintendent of the Naval Postgraduate School in Monterey, California and headed the Navy's worldwide recruiting organization from 1993 to 1995. She is currently a director of the May Department Stores Company, Lehman Brothers Holdings, Inc. and several nonprofit boards. Ms. Evans received a B.A. from Occidental College and a Master's Degree from the Fletcher School of Law and Diplomacy at Tufts University.

        John F. Bard.    Mr. Bard has been a director since November 2002. Since 1999, he has been a director of the Wm. Wrigley Jr. Company, where he served as Executive Vice President from 1999 to 2000, Senior Vice President from 1990-1999, and at the same time serving as Chief Financial Officer from 1990 until his retirement from management in 2000. He began his business career in 1963 with The Procter & Gamble Company in financial management. He subsequently was Group Vice President and Chief Financial Officer and a director of The Clorox Company and later President and a director of Tambrands, Inc., prior to joining Wrigley. Mr. Bard holds a B.S. in business from Northwestern

University and an M.B.A. in Finance from the University of Cincinnati. In addition to Wrigley, he also serves as a director of Sea Pines Associates, Inc. and Rowpart Pharmaceuticals, Inc.

Board of Directors

        Our Board of Directors is currently comprised of nine directors.

Classes and Terms of Directors

        Our Board of Directors is divided into three classes, equal in number, with each director serving a three-year term and one class being elected at each year's annual meeting of shareholders. The following individuals are directors and serve for the terms indicated:

  Class 1 Directors (term expiring in 2005)

          Raymond Debbane

          John F. Bard

          Jonas M. Fajgenbaum

  Class 2 Directors (term expiring in 2006)

          Marsha Johnson Evans

          Sacha Lainovic

          Christopher J. Sobecki

  Class 3 Directors (term expiring in 2007)

          Linda Huett

          Philippe J. Amouyal

          Sam K. Reed

Committees of the Board of Directors

        The standing committees of our Board of Directors consist of an Audit Committee and a Compensation and Benefits Committee.

Audit Committee

        We have an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The members of the Audit Committee are Sam K. Reed, Marsha Johnson Evans and John F. Bard.

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

  •
  to oversee the performance of the Company's independent registered public accounting firm and to retain or terminate the Company's independent registered public accounting firm and approve all audit and non-audit engagement fees and terms; and

  •
  to review at least annually, the qualifications, performance and independence of the Company's independent registered public accounting firm.

        The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.

        Our Board of Directors has determined that each of the Audit Committee members, Sam K. Reed, Marsha Johnson Evans and John F. Bard, is an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K of the Exchange Act, has satisfied the financial literacy requirements of the New York Stock Exchange and has no direct or indirect material relationship with the Company and thus is independent under applicable listing standards of the New York Stock Exchange, Rule 10A-3 under the Exchange Act and our Corporate Governance Guidelines. The Audit Committee operates under a written charter, which is available on the Company's website at www.weightwatchersinternational.com. In addition, shareholders may request a free copy of the Audit Committee charter from: Weight Watchers International, Inc., Attn: Corporate Secretary, 175 Crossways Park West, Woodbury, NY 11797, (516) 390-1400.

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

        Due to the beneficial ownership by Artal Luxembourg and its affiliates of more than 50% of the outstanding common stock of the Company, the Company is considered a "controlled company" as defined in the listing standards of the New York Stock Exchange. As such, the Company is exempt from the requirements to have nominating/corporate governance and compensation committees composed entirely of independent directors and a majority of independent directors on its Board of Directors.

Compensation and Benefits Committee Interlocks and Insider Participation

        None of our executive officers has served as a director or member of the compensation and benefits committee, or other committee serving an equivalent function, of any entity of which an executive officer is expected to serve as a member of our Compensation and Benefits Committee.

Compensation and Benefits Committee Report on Executive Compensation Programs

        Our Compensation and Benefits Committee oversees our compensation programs with particular attention to the compensation of our Chief Executive Officer and other executive officers. It is the responsibility of the Compensation and Benefits Committee to review, recommend and approve changes to our compensation policies and benefits programs, to administer our stock plans, including approving stock option grants to executive officers and other stock option grants, and to otherwise ensure that our compensation philosophy is consistent with our best interests and is properly implemented.

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

        Our Compensation and Benefits Committee reviews each senior executive officer's base salary annually. In determining appropriate base salary levels, consideration is given to the officer's impact level, scope of responsibility, prior experience, past accomplishments and data on prevailing compensation levels in relevant executive labor markets.

        Our Compensation and Benefits Committee believes that granting stock options provides officers with a strong economic interest in maximizing shareholder returns over the longer term. We believe that the practice of granting stock options is important in retaining and recruiting the key talent necessary at all employee levels to ensure our continued success.

Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics for our officers, including our principal executive officer, principal financial officer, principal accounting officer and controller, and our employees and directors.

        Shareholders may request a free copy of the Code of Business Conduct and Ethics from:

    Weight Watchers International, Inc.
    Attn: Corporate Secretary
    175 Crossways Park West
    Woodbury, NY 11797
    (516) 390-1400

        Any amendment of our Code of Business Conduct and Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer, principal accounting officer or controller will be disclosed on our website within 5 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

Corporate Governance Guidelines

        The Company has adopted a Corporate Governance Guidelines for our officers, directors and employees. Our Corporate Governance Guidelines are available on our website at www.weightwatchersinternational.com. In addition, shareholders may request a free copy of our Corporate Governance Guidelines from: Weight Watchers International, Inc., Attn: Corporate Secretary, 175 Crossways Park West, Woodbury, NY 11797, (516) 390-1400.

NYSE and SEC Certifications

        On June 10, 2004, we filed with the NYSE the Annual CEO Certification regarding the Company's compliance with the NYSE's Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company's public disclosures.

Section 16(a) Beneficial Ownership Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the Securities and Exchange Commission to furnish us with copies of all such filings. Based on our review of the copies of such filings received by us with respect to the fiscal year ended January 1, 2005 and written representations from certain Reporting Persons, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended January 1, 2005.

Item 11. Executive Compensation

        The following table sets forth for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 the compensation paid to our President and Chief Executive Officer and to each of the next four most highly compensated executive officers whose total annual salary and bonus was in excess of $100,000.

Summary Compensation Table

Long-Term Compensation Awards(6)
Twelve Month Period Compensation
Name and principal position	Twelve Months Ended					Restricted Stock Awards($)		Securities Underlying Options(#)	All Other Compensation(5)
		Salary		Bonus
Linda Huett President and Chief Executive Officer	January 1, 2005 January 3, 2004 December 28, 2002	$ $ $	510,227 301,868 281,076	$ $	— 197,000 399,421		— — —	160,000 40,000 —	$ $ $	57,476 65,509 55,907
Ann M. Sardini(1) Chief Financial Officer	January 1, 2005 January 3, 2004 December 28, 2002	$ $ $	304,219 245,662 155,488	$ $ $	49,148 161,000 152,932		— — —	20,000 20,000 100,000	$ $ $	47,936 44,844 59,215
Thilo Semmelbauer(2) Chief Operating Officer, NACO	January 1, 2005 January 3, 2004 December 28, 2002		$202,902 — —		$128,255 — —		— — —	100,000 — —		$18,315 — —
Melanie Stubbing(3) Vice President of Operations, United Kingdom	January 1, 2005 January 3, 2004 December 28, 2002	$ $	238,486 19,024 —		$119,243 — —	$	— 108,030 —	10,000 47,000 —	$ $	40,286 3,213 —
Maurice Kelly(4) Vice President of Strategy and Operations, Continental Europe	January 1, 2005 January 3, 2004 December 28, 2002	$ $	238,486 41,637 —		$119,423 — —		— — —	10,000 50,000 —	$ $	18,822 3,286 —

(1)
Ms. Sardini joined us on April 25, 2002 and therefore her compensation for 2002 only includes approximately eight months.

(2)
Mr. Semmelbauer joined us on March 29, 2004, and therefore his compensation for 2004 only includes approximately nine months.

(3)
Ms. Stubbing joined us on December 1, 2003, and therefore her compensation for 2003 only includes approximately one month.

(4)
Mr. Kelly joined us on October 27, 2003, and therefore his compensation for 2003 includes only approximately two months. Mr. Kelly resigned as an executive officer effective January 31, 2005.

(5)
For the fiscal year ended January 1, 2005, these figures include amounts contributed under our 401(k) savings plan and our non-qualified executive profit sharing plan of $48,824 for Ms. Huett, $31,746 for Ms. Sardini, and $9,515 for Mr. Semmelbauer. Also included are contributions to the U.K. Pension Plan of $21,464 for Ms. Stubbing and $0 for Mr. Kelly, as well as auto lease expense for named executives.

(6)
The securities underlying all restricted stock and option awards are shares of Weight Watchers International common stock.

        In May 2004 and December 1999, respectively, our stockholders approved our 2004 Stock Incentive Plan (the "2004 Plan") and our 1999 Stock Purchase and Option Plan (the "1999 Plan") under which selected employees are afforded the opportunity to purchase shares of our common stock and/or were granted options to purchase shares of our common stock. The number of shares available for grant under the 2004 Plan and the 1999 Plan is 2,500,000 shares and 7,058,040 shares, respectively, of our authorized common stock.

        The following table sets forth information regarding options granted during the fiscal year ended January 1, 2005 to the named executive officers under our stock purchase and option plan.

Weight Watchers International Option Grants
For the Fiscal Year Ended January 1, 2005

Individual Grants

Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year Ended January 1, 2005(2)	Exercise or Base Price (per share)	Expiration Date	Grant Date Present Value(3)
Linda Huett	40,000	4.7%	$38.64	January 4, 2009	$543,024
Linda Huett	120,000	14.0%	$38.52	March 10, 2009	$1,568,136
Ann M. Sardini	20,000	2.3%	$38.64	January 4, 2009	$271,512
Thilo Semmelbauer	100,000	11.7%	$36.71	May 12, 2014	$1,626,980
Melanie Stubbing	10,000	1.2%	$38.64	January 4, 2009	$135,756
Maurice Kelly	10,000	1.2%	$38.64	January 4, 2009	$135,756

(1)
Options were granted during the fiscal year ended January 1, 2005 under the terms of our option plan. None of these options were exercised under the plan during the fiscal year ended January 1, 2005. Options are exercisable based on vesting provisions outlined in the option agreement.

(2)
Percentages of total options granted are based on total grants made to all employees during the fiscal year ended January 1, 2005.

(3)
The estimated grant dates present value is determined using the Black-Scholes model. The adjustments and assumptions incorporated in the Black-Scholes model in estimating the value of the grants include the following: (a) the exercise price of the options equals the fair market value of the underlying stock on the date of grant; (b) an expected term of 5 to 7 years; (c) dividend yield of 0%; (d) volatility of 33.3% to 33.4% and (e) a risk free interest rate of 2.72% to 4.41%. The ultimate value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of our common stock over the exercise price of the option.

        Under our 2004 Plan and 1999 Plan, we have the ability to grant stock options, restricted stock, stock appreciation rights and other stock-based awards. Generally, stock options granted under the 1999 Plan vest and become exercisable in annual increments over five years with respect to one-third of options granted, and the remaining two-thirds of the options vest on the ninth anniversary of the date the options were granted, subject to accelerated vesting upon our achievement of certain performance targets. For each year prior to and including 2003, these performance targets have been met. All new options granted in 2003 and 2004 under this plan vest and become exercisable in annual increments over one to five years and are not subject to performance targets. In any event, the options become fully vested upon the occurrence of a change in control of our company. No grants have been made under the 2004 Plan.

        In April 2000, our Board of Directors adopted the WeightWatchers.com Stock Incentive Plan pursuant to which selected employees were granted options to purchase shares of WeightWatchers.com common stock. The number of shares available for grant under this plan is 400,000 shares of authorized common stock of WeightWatchers.com. The following table sets forth certain information regarding options granted during the year ended January 1, 2005 to the named executive officers under the WeightWatchers.com Stock Incentive Plan:

WeightWatchers.com Option Grants
For the Fiscal Year Ended January 1, 2005

Individual Grants

Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year Ended January 1, 2005(2)	Exercise or Base Price (Per Share)	Expiration Date	Grant Date Present Value(3)
Ann M. Sardini	11,385	50.0%	$7.14	July 22, 2014	$53,521

(1)
Options were granted during the fiscal year ended January 1, 2005 under the terms of the option plan. None of these options was exercised under the plan during the fiscal year ended January 1, 2005. Options are exercisable based on vesting provisions outlined in the option agreement.

(2)
Percentages of total options granted are based on total grants made to all employees during the fiscal year ended January 1, 2005.

(3)
The estimated grant date present value is determined using the Black-Scholes model. The adjustments and assumptions incorporated in the Black-Scholes model in estimating the value of the grants include the following: (a) the exercise price of the option equals the fair market value of the underlying stock on the date of grant; (b) an expected term of 7 years; (c) dividend yield of 0%; (d) volatility of 64% and (e) a risk free interest rate of 4.1%. The ultimate value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the common stock over the exercise price of the option.

        Under our WeightWatchers.com Stock Incentive Plan, we have the ability to grant stock options, restricted stock, stock appreciation rights and other stock-based awards on shares of WeightWatchers.com common stock. Generally, stock options under the plan vest in annual increments over five years upon our achievement of certain performance targets. These options are not exercisable until the earlier to occur of (1) six months after the tenth anniversary of the date the option was granted and (2) a public offering of WeightWatchers.com common stock or a private sale of the stock in which an employee holding stock is entitled to participate under the terms of the sale participation agreement entered into with Artal Luxembourg.

        The following tables set forth the number and value of securities underlying unexercised options held by each of our executive officers listed on the Summary Compensation Table above as of

January 1, 2005. None of our executive officers exercised any WeightWatchers.com options and they do not have any stock appreciation rights.

	Aggregated Options Values as of January 1, 2005
	Fiscal Year Ended January 1, 2005
			Number of Weight Watchers Securities Underlying Unexercised Options at January 1, 2005		Value of Weight Watchers Unexercised In-The-Money Options at January 1, 2005
Name	Shares Acquired in Exercise(#)	Value Realized
			Exercisable(#)	Unexercisable(#)	Exercisable	Unexercisable
Linda Huett	—	—	318,483	200,000	$12,403,320	$403,200
Ann M. Sardini	—	—	40,000	100,000	$190,000	$333,600
Thilo Semmelbauer	—	—	—	100,000	—	$436,000
Melanie Stubbing	—	—	9,400	47,600	$48,880	$219,820
Maurice Kelly	—	—	10,000	50,000	$52,000	$232,300
	Number of WeightWatchers.com Securities Underlying Unexercised Options at January 1, 2005		Value of WeightWatchers.com In-The-Money Options at January 1, 2005(*)		Number of Heinz Securities Underlying Unexercised Options at January 1, 2005		Value of Heinz In-The-Money Options at January 1, 2005
Name
	Exercisable(#)	Unexercisable(#)	Exercisable	Unexercisable	Exercisable(#)	Unexercisable(#)	Exercisable	Unexercisable
Linda Huett	11,385	—	N/A	N/A	40,000	—	—	—
Ann M. Sardini	5,692	5,693	N/A	N/A	—	—	—	—
Thilo Semmelbauer	—	—	—	—	—	—	—	—
Melanie Stubbing	—	—	—	—	—	—	—	—
Maurice Kelly	—	—	—	—	—	—	—	—

(*)
The value of WeightWatchers.com options are not currently calculable as the underlying securities are not publicly traded.

Director Compensation

        Our executive director and our directors who are associated with The Invus Group do not receive compensation. Mr. Reed, Ms. Evans and Mr. Bard will receive (1) annual compensation in the amount of $30,000, paid quarterly, half in cash and half in our common stock; (2) $1,000 per Audit Committee meeting; (3) options for 2,000 shares of our common stock per year, with the third grant on February 6, 2004 for Mr. Reed and Ms. Evans and November 11, 2004 for Mr. Bard, at an exercise price equal to the closing price of our common stock on the day that the options are granted, the options have a five year life and vest one year after the grant date; and (4) reimbursement of reasonable out-of-pocket expenses associated with a director's role on the Board of Directors.

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

Severance Payments and Benefits.

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

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after January 1, 2005 are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other shareholder.

        Our capital stock consists of common stock and preferred stock. As of January 1, 2005, there were 102,412,262 shares of our common stock outstanding and zero (0) shares of our preferred stock outstanding.

	As of January 1, 2005
Name of Beneficial Owner
	Shares	Percent
Artal Luxembourg(1)	59,772,567	58.4%
FMR Corp.(2)	8,473,220	8.3%
Artal Participations & Management S.A.(1)	4,493,258	4.4%
Linda Huett(3)(4)	412,691	*
Ann M. Sardini(3)(4)	40,000	*
Thilo Semmelbauer(3)(4)	—	*
Robert W. Hollweg(3)(4)	272,706	*
Melanie Stubbing(3)(4)	9,400	*
Maurice Kelly(3)(4)(6)	10,000	*
Raymond Debbane(3)(5)	—	*
Marsha Johnson Evans(3)(4)	6,986	*
Jonas M. Fajgenbaum(3)	—	*
Sacha Lainovic(3)	—	*
Sam K. Reed(3)(4)	16,986	*
John F. Bard(3)(4)	6,704	*
Christopher J. Sobecki(3)	—	*
Philippe Amouyal(3)	—	*
All directors and executive officers as a group (13 people)(4)	765,473	*

*
Less than 1.0%

(1)
Artal Luxembourg and Artal Participations and Management may be contacted at 105, Grand-Rue, L-1661 Luxembourg, Luxembourg. The parent entity of Artal Luxembourg is Artal International. The parent entity of Artal International is Artal Group. The parent entity of Artal Group is Westend S.A. The parent entity of Artal Participations and Management is Artal Services N.V., a Belgian company. The parent entity of Artal Services is Artal International. The address of Westend S.A., Artal Group and Artal International is the same as the address of Artal Luxembourg. The address of Artal Services is Woluwedal, 28 B-1932 St. Stevens—Woluwe Belgium.

(2)
FMR Corp. may be contacted at 82 Devonshire Street, Boston, MA 02109.

(3)
Our executive officers and directors may be contacted c /o Weight Watchers International, Inc., 175 Crossways Park West, Woodbury, New York, 11797.

(4)
Includes shares subject to purchase upon exercise of options exercisable within 60 days after January 1, 2005, as follows: Ms. Huett 318,483 shares; Ms. Sardini 40,000 shares; Mr. Semmelbauer 0 shares; Mr. Hollweg 181,322 shares; Ms. Stubbing 9,400 shares; Mr. Kelly 10,000 shares; Mr. Reed 6,000 shares; Ms. Evans 6,000 shares; and Mr. Bard 4,000 shares.

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

(6)
Mr. Kelly resigned as an executive officer effective January 31, 2005.

        The following table summarizes our equity compensation plan information as of January 1, 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	4,329,549	$14.80	2,762,807
Equity compensation plans not approved by security holders	—	—	—

Total	4,329,549	$14.80	2,762,807

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

Corporate Agreement

        We have entered into a corporate agreement with Artal Luxembourg. We have agreed that so long as Artal Luxembourg beneficially owns 10% or more, but less than a majority of our then outstanding voting stock, Artal Luxembourg will have the right to nominate a number of directors approximately equal to that percentage multiplied by the number of directors on our board. This right to nominate directors will not restrict Artal Luxembourg from nominating a greater number of directors.

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

WeightWatchers.com Note

        On September 10, 2001, we amended and restated our loan agreement with WeightWatchers.com, increasing the aggregate commitment thereunder to $34.5 million. The note bears interest at 13% per year, beginning on January 1, 2002, which interest, except as set forth below, is paid semi-annually starting on March 31, 2002. All principal outstanding under this note is payable in six semi-annual installments, starting on March 31, 2004. The note may be prepaid at any time in whole or in part, without penalty. In 2003, we received a $5.0 million early loan payment from WeightWatchers.com, which reduced the principal balance outstanding to $29.5 million at January 3, 2004. In fiscal 2004, we received two regularly scheduled principal payments aggregating $9.8 million, which reduced the principal balance outstanding to $19.7 million at January 1, 2005.

WeightWatchers.com Warrant Agreements

        Under the warrant agreements that we entered into with WeightWatchers.com, we have received warrants to purchase an additional 6,394,997 shares of WeightWatchers.com's common stock in connection with the loans that we made to WeightWatchers.com under the note described above. These warrants will expire from November 24, 2009 to September 10, 2011 and may be exercised at a price of $7.14 per share of WeightWatchers.com's common stock until their expiration. We own 20.1% of the outstanding common stock of WeightWatchers.com, or approximately 38% on a fully diluted basis (including the exercise of all options and all the warrants we own in WeightWatchers.com).

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

        Beginning in January 2002, WeightWatchers.com began paying Weight Watchers International a royalty of 10% of the net revenues it earns through its online activities. For fiscal 2004 and 2003, Weight Watchers International earned royalties of $8.2 million and $7.1 million, respectively.

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

        We are required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses. In fiscal 2004 and 2003, service fees incurred by Weight Watchers International to WeightWatchers.com were $2.3 million and $2.0 million, respectively.

WeightWatchers.com Shareholders' Agreement

        We entered into a shareholders' agreement with WeightWatchers.com, Inc., Artal Luxembourg and Heinz that governs our and Artal Luxembourg's relationship with WeightWatchers.com as holders of its common stock. Heinz has sold all of its shares in WeightWatchers.com back to WeightWatchers.com and thus no longer has any rights under this agreement. Subsequent transferees of ours and of Artal Luxembourg must, except for some limited exceptions, agree to be bound by the terms and provisions of the agreement.

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

Nellson Co-Pack Agreement

        We entered into an agreement with Nellson Nutraceutical, a former subsidiary of Artal Luxembourg, to purchase snack bar and powder products manufactured by Nellson Nutraceutical for sale in our meetings. On October 4, 2002, Nellson Nutraceutical was sold by Artal Luxembourg and at such time, Nellson Nutraceutical was no longer considered a related party. Under our co-pack agreement, Nellson Nutraceutical agreed to produce sufficient snack bar products to fill our purchase orders within 30 days of Nellson Nutraceutical's receipt of these purchase orders, and we are not bound to purchase a minimum quantity of snack bar products. We purchased $24.4 million of products from Nellson Nutraceutical during the fiscal year ended December 28, 2002. The term of the agreement expired on December 31, 2004 and the parties are currently negotiating a renewal.

Item 14. Principal Accounting Fees and Services

        The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedule

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Items 15(a) 1&2

Consolidated Balance Sheets at January 1, 2005 and January 3, 2004
Consolidated Statements of Operations for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002
Consolidated Statements of Changes in Shareholders' Equity (Deficit), for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002
Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Schedule II—Valuation and Qualifying Accounts and Reserves for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002

All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	January 1, 2005	January 3, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35,156	$23,442
Receivables (net of allowances: January 1, 2005—$2,008 and January 3, 2004—$1,026)	21,778	18,545
Inventories, net	32,929	39,110
Prepaid expenses	31,636	29,724
Deferred income taxes	4,317	3,970

TOTAL CURRENT ASSETS	125,816	114,791
Property and equipment, net	17,480	15,747
Franchise rights acquired	557,121	496,261
Goodwill	25,125	23,779
Trademarks and other intangible assets	5,721	2,454
Deferred income taxes	77,964	110,631
Deferred financing costs, net	3,240	4,583
Other noncurrent assets	3,719	2,440

TOTAL ASSETS	$816,186	$770,686

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$3,000	$15,554
Accounts payable	20,760	22,287
Salaries and wages	27,173	20,799
Other accrued liabilities	35,079	34,379
Income taxes payable	34,684	24,624
Deferred income taxes	4,844	166
Deferred revenue	27,082	16,527

TOTAL CURRENT LIABILITIES	152,622	134,336
Long-term debt	466,125	454,320
Deferred income taxes	715	832
Other	285	10

TOTAL LIABILITIES	619,747	589,498
Commitments and contingencies (Note 15)
SHAREHOLDERS' EQUITY
Common stock, $0 par 1,000,000 shares authorized; 111,988 shares issued and outstanding	—	—
Treasury stock, at cost, 9,575 shares at January 1, 2005 and 5,639 shares at January 3, 2004	(222,547)	(48,421)
Deferred compensation	(233)	(214)
Retained earnings	413,425	223,557
Accumulated other comprehensive income	5,794	6,266

TOTAL SHAREHOLDERS' EQUITY	196,439	181,188

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$816,186	$770,686

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	January 1, 2005	January 3, 2004	December 28, 2002
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Meeting fees, net	$629,097	$607,204	$520,723
Product sales and other, net	330,833	336,728	288,921
Online subscription fees	64,989	—	—

Revenues, net	1,024,919	943,932	809,644

Cost of meetings, products and other	468,312	440,398	370,290
Cost of online subscriptions	18,810	—	—

Cost of revenues	487,122	440,398	370,290

Gross profit	537,797	503,534	439,354
Marketing expenses	134,791	113,603	81,233
Selling, general and administrative expenses	97,121	73,862	61,267

Operating income	305,885	316,069	296,854
Interest expense, net	16,759	33,698	42,299
Other (income)/expense, net	(4,685)	2,774	19,054
Early extinguishment of debt	4,264	47,368	—

Income before income taxes and cumulative effect of accounting change	289,547	232,229	235,501
Provision for income taxes	94,522	88,288	91,807

Income before cumulative effect of accounting change	195,025	143,941	143,694
Cumulative effect of accounting change, net of tax	(11,941)	—	—

Net income	$183,084	$143,941	$143,694

Preferred stock dividends	—	—	254

Net income available to common shareholders	$183,084	$143,941	$143,440

Basic Earnings Per Share:
Income before cumulative effect of accounting change	$1.86	$1.35	$1.35
Cumulative effect of accounting change, net of tax	(0.11)	—	—

Net income	$1.75	$1.35	$1.35

Diluted Earnings Per Share:
Income before cumulative effect of accounting change	$1.82	$1.31	$1.31
Cumulative effect of accounting change, net of tax	(0.11)	—	—

Net income	$1.71	$1.31	$1.31

Weighted average common shares outstanding:
Basic	104,704	106,676	105,959

Diluted	106,985	109,724	109,663

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(IN THOUSANDS)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Deferred Compensation		Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount				Total
Balance at December 29, 2001	111,988	$—	6,488	$(26,196)	$—	$(13,323)	$(73,998)	$(113,517)
Comprehensive Income:
Net income							143,694	143,694
Translation adjustment, net of taxes of $835						8,205		8,205
Changes in fair value of derivatives accounted for as hedges, net of taxes of $(443)						1,245		1,245

Total Comprehensive Income								153,144

Preferred stock dividend							(254)	(254)
Stock options exercised			(777)	3,135			(1,441)	1,694
Tax benefit of stock options exercised							6,331	6,331
Cost of secondary public equity offering							(850)	(850)

Balance at December 28, 2002	111,988	$—	5,711	$(23,061)	$—	$(3,873)	$73,482	$46,548
Comprehensive Income:
Net income							143,941	143,941
Translation adjustment, net of taxes of $4,116						7,733		7,733
Changes in fair value of derivatives accounted for as hedges, net of taxes of $1,687						2,406		2,406

Total Comprehensive Income								154,080

Stock options exercised			(856)	3,455			(1,452)	2,003
Tax benefit of stock options exercised							7,319	7,319
Purchase of treasury stock			784	(28,815)				(28,815)
Restricted stock issued to employees					(267)		267	—
Compensation expense on restricted stock awards					53			53

Balance at January 3, 2004	111,988	$—	5,639	$(48,421)	$(214)	$6,266	$223,557	$181,188
Comprehensive Income:
Net income							183,084	183,084
Translation adjustment, net of taxes of ($650)						(673)		(673)
Changes in fair value of derivatives accounted for as hedges, net of taxes of ($128)						201		201

Total Comprehensive Income								182,612

Stock options exercised			(732)	2,955			(1,076)	1,879
Tax benefit of stock options exercised							7,678	7,678
Purchase of treasury stock			4,668	(177,081)				(177,081)
Restricted stock issued to employees					(162)		162	—
Compensation expense on restricted stock awards					143			143
Cumulative effect of accounting change							20	20

Balance at January 1, 2005	111,988	$—	9,575	$(222,547)	$(233)	$5,794	$413,425	$196,439

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	January 1, 2005	January 3, 2004	December 28, 2002
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Operating activities:
Net income	$183,084	$143,941	$143,694
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of accounting change	11,941	—	—
Depreciation and amortization	8,935	5,894	4,738
Amortization of deferred financing costs	1,308	1,248	1,313
Restricted stock compensation expense	143	53	—
(Gain) loss on settlement of hedge	(1,255)	5,381	—
Deferred tax provision	22,024	16,906	4,566
Unrealized loss (gain) on derivative instruments	1,318	(5,097)	(174)
Repayments from equity investee	(4,916)	(5,000)	—
Allowance for doubtful accounts	728	552	233
Reserve for inventory obsolescence, other	5,474	4,627	2,754
Foreign currency exchange rate (gain) loss	(803)	7,271	17,224
Early extinguishment of debt	4,264	47,368	—
Tax benefit of stock options exercised	7,678	7,319	6,331
Other items, net	144	(63)	(156)
Changes in cash due to:
Receivables	(6,193)	861	(5,099)
Inventories	2,718	1,149	(12,443)
Prepaid expenses	(549)	(1,555)	(9,131)
Accounts payable	(1,067)	(563)	1,594
Accrued liabilities	(676)	(3,469)	1,965
Deferred revenue	4,533	(42)	2,126
Income taxes	13,605	6,318	5,403

Cash provided by operating activities	252,438	233,099	164,938

Investing activities:
Capital expenditures	(5,163)	(5,029)	(4,889)
Web site development expeditures	(1,557)	—	—
Repayments from equity investee	4,916	5,000	—
Cash paid for acquisitions	(61,881)	(210,470)	(68,148)
Other items, net	(2,189)	(1,121)	(827)

Cash used for investing activities	(65,874)	(211,620)	(73,864)

Financing activities:
Net increase in short-term borrowings	(1,609)	998	254
Proceeds from borrowings	321,000	85,000	—
Payment of dividends	—	—	(1,249)
Payments on long-term debt	(456,055)	(58,447)	(35,338)
Proceeds from new term loan	150,000	227,326	—
Repayment of high-yield loan	(15,541)	(244,919)	—
Proceeds from settlement of hedge	1,255	2,710	—
Premium paid on extinguishment of debt and other costs	(1,331)	(42,980)	—
Redemption of redeemable preferred stock	—	—	(25,000)
Deferred financing costs	(2,896)	(2,366)	—
Purchase of treasury stock	(177,081)	(28,815)	—
Cost of public equity offering	—	—	(850)
Proceeds from stock options exercised	1,879	2,003	1,694

Cash used for financing activities	(180,379)	(59,490)	(60,489)

Effect of exchange rate changes on cash and cash equivalents and other	(164)	3,923	3,607
Impact of consolidating WeightWatchers.com	5,693	—	—

Net increase (decrease) in cash and cash equivalents	11,714	(34,088)	34,192
Cash and cash equivalents, beginning of fiscal year	23,442	57,530	23,338

Cash and cash equivalents, end of fiscal year	$35,156	$23,442	$57,530

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. Basis of Presentation

Consolidation:

        The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc., its majority-owned subsidiaries and WeightWatchers.com, Inc. ("WeightWatchers.com"), the entity required to be consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R.") The term "WWI" as used throughout these notes is used to indicate Weight Watchers International and its majority-owned subsidiaries. The term "the Company" as used throughout these notes is used to indicate WWI as well as WeightWatchers.com.

        WWI operates and franchises territories offering weight loss and control programs through the operation of classroom type meetings to the general public in the United States, Canada, Mexico, the United Kingdom, Continental Europe, Australasia, South Africa, Israel and Brazil.

        WeightWatchers.com develops and markets safe, sensible online weight management products on the Internet through access to specified areas of its web site on a monthly subscription basis.

Recapitalization:

        On September 29, 1999, WWI entered into a recapitalization and stock purchase agreement (the "Recapitalization") with its former parent, H.J. Heinz Company ("Heinz"). In connection with the Recapitalization, WWI effectuated a stock split of 58,747.6 shares for each share outstanding and then redeemed 164,442 shares of common stock from Heinz. After the redemption, Artal Luxembourg S.A. ("Artal") purchased 94% of WWI's remaining common stock from Heinz. For U.S. Federal and State tax purposes, the Recapitalization was treated as a taxable sale under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended. As a result, for tax purposes, WWI recorded a step-up in the tax basis of net assets. For financial reporting purposes, a valuation allowance of approximately $72,100, which has subsequently been reversed, was established against the corresponding deferred tax asset of $144,200.

Common Stock Offering:

        On November 15, 2001, WWI traded 17,400 shares of its common stock on the New York Stock Exchange at an initial price to the public of $24.00 per share. The Company did not receive any of the proceeds from the sale of shares pursuant to the IPO.

        Simultaneous with the Recapitalization, WWI entered into a Registration Rights Agreement with Artal, under which WWI is obligated, at the request of Artal, to register its common stock with the Securities and Exchange Commission and pay all costs associated with such registration. As a result, all costs incurred in connection with WWI's common stock offering have been recorded in shareholders' equity (deficit).

Secondary Stock Offering:

        On September 23, 2002, WWI completed the secondary offering of 15,000 shares of common stock at an initial price of $42.00 per share. The Company did not receive any of the proceeds from the sale of shares pursuant to this secondary offering.

2. Summary of Significant Accounting Policies

Fiscal Year:

        The Company's fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal year 2003 contained 53 weeks while fiscal years 2004 and 2002 contained 52 weeks. WeightWatchers.com's fiscal year ends on December 31st of each year. This difference in fiscal years does not have a material effect on the consolidated financial statements.

Consolidation:

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

        On December 24, 2003, the FASB issued FIN 46R, which replaced FIN 46. FIN 46R is applicable for financial statements issued for reporting periods after March 15, 2004. FIN 46R requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses, will receive a majority of the VIE's expected residual returns, or both.

        Based on the revisions in FIN 46R, WWI was required to reevaluate its relationship with its affiliate and licensee, WeightWatchers.com. In the course of this reevaluation, it determined that WeightWatchers.com was a variable interest entity under FIN 46R and that WWI was its primary beneficiary. Effective April 3, 2004, the Company consolidated WeightWatchers.com. In accordance with the provisions of FIN 46R, the Company recorded a charge of $11,941, including a tax charge of $9,866, in the quarter ended April 3, 2004 for the cumulative effect of this accounting change. This charge reflected the cumulative impact to the Company's results of operations had WeightWatchers.com been consolidated since its inception in September 1999. Beginning in the first fiscal quarter ended April 3, 2004, the Company's consolidated balance sheet includes the balance sheet of WeightWatchers.com. Effective at the beginning of the second fiscal quarter of 2004, the Company's consolidated statement of operations and statement of cash flows include the results of WeightWatchers.com. All intercompany balances have been eliminated in consolidation.

Use of Estimates:

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to inventories, the impairment analysis for goodwill and other indefinite-lived intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other factors and assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ from these estimates.

Translation of Foreign Currencies:

        For all foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated into U.S. dollars using the exchange rate in effect at the end of each reporting period. Income statement accounts are translated at the average rate of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss).

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

Property and Equipment:

        Property and equipment are recorded at cost. For financial reporting purposes, equipment is depreciated on the straight-line method over the estimated useful lives of the assets (3 to 10 years). Leasehold improvements are amortized on the straight-line method over the shorter of the term of the lease or the useful life of the related assets. Expenditures for new facilities and improvements that substantially extend the useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related depreciation are removed from the accounts and any related gains or losses are included in income.

Impairment of Long Lived Assets:

        In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

Intangible Assets:

        In accordance with the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," beginning in fiscal 2002, the Company no longer amortizes goodwill and other indefinite-lived intangible assets but conducts an annual review of these assets for potential impairment. Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of three to 20 years.

        The Company accounts for software costs under the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires capitalization of certain costs incurred in connection with developing or obtaining internally used software. Software costs are amortized over 3 to 5 years.

        Pursuant to Emerging Issues Task Force No. 00-2, "Web Site Development Costs" ("EITF 00-2"), WeightWatchers.com applies AICPA Statement of Position No. 98-1 to account for web site development costs. In accordance with EITF 00-2, WeightWatchers.com expenses all costs incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing the software, once the development has reached the application development stage. Application development stage costs generally include software configuration, coding, installation to hardware and testing. These costs are amortized over their estimated useful life. All costs incurred for upgrades, maintenance and enhancements, including the cost of web site content, that does not result in additional functionality, are expensed as incurred.

Revenue Recognition:

        WWI earns revenue by conducting meetings, selling products and aids in its meetings and to its franchisees, collecting commissions from franchisees operating under the Weight Watchers name, collecting royalties related to licensing agreements and selling advertising space in and copies of its magazine. WWI charges non-refundable registration fees in exchange for an introductory information session and materials it provides to new members. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Revenue from meeting fees, product sales, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customer, and commissions and royalties are earned. Advertising revenue is recognized when ads are published. Revenue from magazine sales is recognized when the magazine is shipped. Deferred revenue, consisting of prepaid lecture and magazine subscription revenue, is amortized into income over the period earned. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. WeightWatchers.com generates revenue from monthly subscriptions to its web site. Subscription fee revenues are recognized over the period that products are provided. One time sign up fees are deferred and recognized over the expected customer relationship period. Subscription fee revenues that are paid in advance are deferred and recognized on a straight-line basis over the subscription period. The Company grants refunds under limited circumstances and at aggregate amounts that historically have not been material. Because the period of payment generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid.

Advertising Costs:

        Advertising costs consist primarily of national and local direct mail, television, and spokesperson's fees. All costs related to advertising are expensed in the period incurred, except for TV and radio media related costs that are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 were $128,116 (including $13,723 of WeightWatchers.com advertising costs), $107,931 and $78,293, respectively.

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

        In accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendments, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement on Derivative Instruments and Hedging Activities," all derivative financial instruments are recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income (loss), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income (loss) are included in earnings in the periods in which earnings are affected by the hedged item. The receivable or payable associated with derivative contracts is included in the balance of prepaid expenses or accounts payable, respectively.

Investments:

        The Company uses the cost method to account for investments in which it holds 20% or less of the investee's voting stock and over which it does not have significant influence. When the Company holds 50% or less of the investee's voting stock and has the ability to exercise significant influence over operating and financial policies of the investee, the investment is accounted for under the equity method, unless the provisions of FIN 46R apply, as in the instance of WeightWatchers.com, which has been consolidated since April 3, 2004.

Deferred Financing Costs:

        Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company's long-term debt. During the fiscal years ended January 1, 2005 and January 3, 2004, the Company incurred additional deferred financing costs of $2,896 and $2,366, respectively, associated with the refinancing of its Credit Facility (as defined in Note 6). Such costs are being amortized using the interest rate method over the term of the related debt. Amortization expense for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 was $1,308, $1,248 and $1,313, respectively. In connection with the early extinguishment of over 90% of its Senior Subordinated Notes, the Company wrote off $4,387 of deferred financing costs in the fiscal year ended January 3, 2004. Additionally, in connection with the refinancing of its Credit Facility, the Company wrote off deferred financing costs of $2,933 and $4,659 in the fiscal years January 1, 2005 and December 29, 2001, respectively. These amounts have been recorded as a component of early extinguishment of debt. See Note 6 for details of the early extinguishment and refinancing.

Comprehensive Income (Loss):

        Comprehensive income (loss) represents the change in shareholders' equity (deficit) resulting from transactions other than shareholder investments and distributions. The Company's comprehensive income (loss) includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations. At January 1, 2005 and January 3, 2004, the cumulative balance of changes in fair value of derivative instruments, net of taxes, is ($70) and ($270), respectively. As of January 1, 2005 and January 3, 2004, the cumulative balance of the effects of foreign currency translations, net of taxes, is $5,864 and $6,536, respectively.

Stock Based Compensation:

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides two additional alternative transition methods for recognizing an entity's voluntary decision to change its method of accounting for stock-based employee compensation to the fair value method. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 so that entities following the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), will be required to disclose the pro forma effect of using the fair value method for any period for which an income statement is presented. The disclosures are required to be made in annual financial statements and in quarterly information provided to shareholders without regard to whether the entity has adopted the fair value recognition provisions of SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 beginning in the first quarter of 2003.

        At January 1, 2005, the Company had stock-based employee compensation plans, which are described more fully in Note 10. As permitted by SFAS No. 123, the Company applies the recognition and measurement principles of APB 25 and related interpretations in accounting for those plans. No compensation expense for employee stock options is reflected in earnings, as all options granted under the plans had an exercise price equal to the market value of the common stock on the date of grant.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in each fiscal year:

	January 1, 2005	January 3, 2004	December 28, 2002
Net income, as reported	$183,084	$143,941	$143,694
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all stock options awards, net of related tax effect	4,223	2,036	696

Pro forma net income	$178,861	$141,905	$142,998

Earnings per share:
Basic—as reported	$1.75	$1.35	$1.35

Basic—pro forma	$1.71	$1.33	$1.35

Diluted—as reported	$1.71	$1.31	$1.31

Diluted—pro forma	$1.67	$1.29	$1.30

        Included in "Total stock-based compensation expense determined under the fair value method for all stock option awards, net of related tax effect" is $463 of expense related to WeightWatchers.com options.

Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, "Share-Based Payment" ("FAS 123R"), which replaces FAS 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." FAS 123R eliminates the option of using the intrinsic value method to record compensation expense related to stock-based awards to employees and instead requires companies to recognize the cost of such awards based on their grant-date fair value over the related service period of such awards. The Company will adopt the provisions of this standard beginning in the third quarter of fiscal 2005.

        The Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro-forma disclosures. The Company will not restate the results of prior periods. Prior to the effective date of FAS 123R, the Company will continue to provide the pro forma disclosures for past award grants as required under FAS 123. The Company believes the pro forma disclosures in Note 2 provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with FAS 123R. However, the total expense recorded in future periods will depend on several variables, including the number of share-based payment awards that are granted in future periods and the fair value of those awards.

        The American Jobs Creation Act of 2004 (the "AJCA") was enacted on October 22, 2004 and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. In December 2004, the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA, allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The Company is in the process of evaluating the effects of the repatriation provision; however, the Company does not expect to complete this evaluation until after Congress or the U.S. Treasury Department provides further clarification on key elements of the provision. As such, the Company has not concluded its analysis to determine whether, and to what extent, it might repatriate foreign earnings. The Company expects to be in a position to finalize the assessment within a reasonable amount of time after the issuance of clarifying U.S. Treasury or Congressional guidance.

Reclassification:

        Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Acquisitions

        All acquisitions have been accounted for under the purchase method of accounting and, accordingly, earnings have been included in the consolidated operating results of the Company since the date of acquisition. During fiscal 2004 and 2003, the Company acquired certain assets of its franchises as outlined below.

        On August 22, 2004, the Company completed the acquisition of certain assets of its Fort Worth franchisee, Weight Watchers of Fort Worth, Inc., for a purchase price of $30,000 that was financed through cash from operations. The purchase price has been allocated to franchise rights ($29,421), fixed assets ($226), inventory ($286) and other assets ($67). Pro forma results of operations, assuming this acquisition had been completed at the beginning of fiscal 2004 and 2003, would not differ materially from the reported results.

        On May 9, 2004, the Company completed the acquisition of certain assets of its Washington, D.C. area franchisee, F-W Family Corporation (d/b/a Weight Watchers of Washington, D.C.), for a purchase price of $30,500, which was financed through cash from operations, plus assumed liabilities of $348. The total purchase price has been allocated to franchise rights ($30,268), fixed assets ($300), inventory ($228) and other assets ($52). Pro forma results of operations, assuming this acquisition had been completed at the beginning of fiscal 2004 and 2003, would not differ materially from the reported results.

        On November 30, 2003, the Company completed the acquisition of certain assets of two of its franchisees, Weight Watchers of Dallas, Inc. and Pedebud, Inc. (d/b/a Weight Watchers of Northern New Mexico), pursuant to the terms of a combined asset purchase agreement with these two entities (collectively "Dallas/New Mexico") and the Company. The purchase price was $27,200 plus assumed liabilities of $300, and was allocated to franchise rights ($26,874), property and equipment ($412), and inventory ($214). The acquisition was financed through cash from operations. Pro forma results of operations, assuming this acquisition had been completed at the beginning of fiscal 2003 and 2002 would not differ materially from the reported results.

        On March 30, 2003, the Company completed the acquisition of certain assets of eight of the fifteen franchises of The WW Group, Inc. and its affiliates (the "WW Group") pursuant to the terms of an Asset Purchase Agreement executed on March 31, 2003 among the WW Group, The WW Group East L.L.C., The WW Group West L.L.C., Cuida Kilos, S.A. de C.V., Weight Watchers North America, Inc. and the Company. The purchase price for the acquisition was $180,700 plus assumed liabilities of $448 and acquisition costs of $866. The Company completed the purchase price allocation in the fourth quarter of 2003 as follows: franchise rights ($177,128), inventory ($2,741), prepaid expenses ($36) and property and equipment ($2,109). The acquisition was financed through cash from operations and additional borrowings of $85,000 under a new Term Loan D under the Company's Credit Facility, as amended on April 1, 2003 (as defined in Note 6).

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

        During 2003, the Company also completed the acquisition of franchises in Mexico and Hong Kong, as well as a third party entity, Easy Slim, for a total purchase price of $1,271, which was paid with cash from operations. As a result of these three acquisitions, the Company recorded goodwill of $395 and franchise rights of $1,326. Pro forma results of operations, assuming these acquisitions had been completed at the beginning of fiscal 2003 and 2002, would not differ materially from the reported results.

4. Goodwill and Other Intangible Assets

        In accordance with SFAS No. 142, beginning in fiscal 2002, the Company no longer amortizes goodwill or other indefinite lived intangible assets. The Company performed fair value impairment testing as of January 1, 2005 and January 3, 2004 on its goodwill and other indefinite-lived intangible assets and determined that no impairment existed. Unamortized goodwill is due mainly to the acquisition of the Company by Heinz in 1978. The balance in goodwill increased during the year ended January 1, 2005 primarily due to the Company's purchase of the minority interest in one of its foreign subsidiaries. The goodwill balance increased during the fiscal year ended January 3, 2004 primarily due to a small foreign acquisition. Franchise rights acquired are due mainly to acquisitions of the Company's franchised territories. The balance in franchise rights acquired increased during the year ended January 1, 2005 primarily due to the acquisitions of our Washington, D.C. area and Fort Worth franchises. The balance in franchise rights acquired increased during the year ended January 3, 2004 primarily due to the acquisitions of Dallas/New Mexico and the WW Group.

        Also, in accordance with SFAS No. 142, aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $2,274 (including $1,061 for amortization of intangible assets of WeightWatchers.com), $1,062 and $950 for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

        The carrying amount of amortized intangible assets as of January 1, 2005 and January 3, 2004 was as follows:

	January 1, 2005		January 3, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software costs	$5,050	$3,035	$1,879	$1,206
Trademarks	7,811	7,098	7,600	6,879
Non-compete agreement	1,200	1,175	1,200	875
Web site development costs	6,815	4,624	—	—
Other	4,108	3,331	4,003	3,268

	$24,984	$19,263	$14,682	$12,228

        Estimated amortization expense of existing finite lived intangible assets for the next five fiscal years is as follows:

2005	$3,012
2006	$1,449
2007	$427
2008	$146
2009	$95

5. Property and Equipment

        The components of property and equipment were:

	January 1, 2005	January 3, 2004
Leasehold improvements	$10,984	$9,330
Equipment	39,870	30,202

	50,854	39,532
Less: Accumulated depreciation and amortization	33,374	23,819

	17,480	15,713
Construction in progress	—	34

	$17,480	$15,747

        Depreciation and amortization expense of property and equipment for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 was $6,661 (including $1,088 for depreciation of assets of WeightWatchers.com) $4,832 and $3,788, respectively.

6. Long-Term Debt

        The Company's long-term debt is entirely attributable to WWI. WeightWatchers.com does not have any credit facilities. The components of long-term debt are as follows:

	January 1, 2005		January 3, 2004
	Balance	Effective rate	Balance	Effective rate
€100.0 million 13% Senior Subordinated Notes due 2009	$—		$10,564	13.00%
$150.0 million 13% Senior Subordinated Notes due 2009	—		5,130	13.00%
Term Loan A due 2005	—		24,340	3.04%
Transferable Loan Certificate due 2009	—		48,903	3.85%
Revolver due 2009	171,000	3.24%	—
Term Loan B due 2010	148,500	3.24%	380,937	3.56%
Additional Term Loan B due 2010	149,625	3.60%	—

	469,125		469,874
Less Current Portion	3,000		15,554

	$466,125		$454,320

Credit Facility

        WWI's Credit Agreement dated as of January 16, 2001 and as amended and restated as of December 21, 2001, April 1, 2003, August 21, 2003, January 21, 2004 and October 19, 2004 (the "Credit Facility") consists of Term Loans and a revolving line of credit ("the Revolver.")

        On April 1, 2003, in connection with the acquisition of certain assets of the WW Group, WWI borrowed $85,000 under a new Term Loan D pursuant to the Credit Facility, as amended on that date. This loan was repaid and replaced as part of the August 21, 2003 refinancing, as explained below.

        On August 21, 2003, in conjunction with the tender offer (as described below), WWI refinanced its Credit Facility as follows: Term Loans B and D and the transferable loan certificate ("TLC") in the aggregate amount of $204,674 were repaid and replaced with a new Term Loan B in the amount of $382,851 and a new TLC in the amount of $49,149. Term Loan A in the amount of $29,956 remained in place along with a Revolver with available borrowings up to $45,000.

        On January 21, 2004, WWI refinanced its Credit Facility as follows: the Term Loan A, Term Loan B, and the TLC in the aggregate amount of $454,180 were repaid and replaced with a new Term Loan B in the amount of $150,000 and borrowings under the Revolver of $310,000. In connection with this refinancing, available borrowings under the Revolver increased from $45,000 to $350,000.

        On October 19, 2004, WWI increased its net borrowing capacity by adding an Additional Term Loan B to its existing Credit Facility in the amount of $150,000. Coterminous with the previously existing Credit Facility, these funds were initially used to reduce borrowings under WWI's Revolver, resulting in no increase in WWI's net borrowing.

        Borrowings under the Credit Facility at January 1, 2005 are paid quarterly and bear interest at a rate equal to LIBOR plus (a) in the case of the Term Loan B and the Revolver, 1.75% or, at WWI's option, the alternative base rate, as defined, plus 0.75% and (b) in the case of the Additional Term Loan B, 1.50%, or at WWI's option, the alternative base rate, as defined, plus 0.50%. Borrowings under the Credit Facility at January 3, 2004 bore interest at a rate equal to LIBOR plus (a) in the case of Term Loan A and the Revolver, 1.75% or, at WWI's option, the alternate base rate, as defined, plus 0.75% and, (b) in the case of Term Loan B and the TLC, 2.25% or, at WWI's option, the alternate base rate plus 1.25%.

        At January 1, 2005, interest rates for the Term Loan B, Additional Term Loan B and Revolver were 4.16%, 3.77% and 4.03%, respectively. At January 3, 2004, interest rates for the Term Loan A, Term Loan B and TLC were 2.93%, 3.43% and 3.44%, respectively. In addition to paying interest on outstanding principal under the Credit Facility, WWI is also required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments. This rate was 0.375% and 0.50% per year for the years ended January 1, 2005 and January 3, 2004, respectively. All assets of WWI collateralize the Credit Facility.

        The Credit Facility contains customary covenants including covenants that in certain circumstances restrict WWI's ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The Credit Facility also requires WWI to maintain specific financial ratios and satisfy financial condition tests. The Credit Facility contains customary events of default. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans and declare amounts outstanding to be immediately due and payable.

        Due to the early extinguishment of the Term Loans resulting from the January 2004 refinancing, the Company recognized expenses of $3,254 for the year ended January 1, 2005, which included the write-off of unamortized debt issuance costs of $2,933 and $321 of fees associated with the transaction.

Senior Subordinated Notes

        As part of the Recapitalization, WWI issued $150,000 USD denominated and €100,000 euro denominated principal amount of 13% Senior Subordinated Notes due 2009 (the "Notes") to qualified institutional buyers.

        In fiscal 2003, WWI successfully completed a tender offer and consent solicitation to purchase 96.6% of its $150,000 USD denominated ($144,900) and 91.6% of its €100,000 euro denominated (€91,600) Notes. The consideration for the tender offer and consent solicitation was funded from cash from operations of $57,292 and additional borrowings under the Credit Facility of $227,326 (as described above). On October 1, 2004, WWI repurchased and retired the remaining balance of its Notes in the amounts of $5,100 USD denominated and €8,400 euro-denominated. Due to this early extinguishment of debt, the Company recognized expenses of $1,010 in the fiscal year ended January 1, 2005 related to the tender premiums associated with this redemption, and $47,368 in the fiscal year ended January 3, 2004, which included tender premiums of $42,619, the write-off of unamortized debt issuance costs of $4,387 and $362 of fees associated with the transaction.

        At January 3, 2004, the euro notes of €8,388 translated into $10,564. The unrealized impact of the change in foreign exchange rates related to euro denominated debt was reflected in other expense, net. The Company used interest rate swaps and foreign currency forward contracts in association with its debt. As of January 3, 2004, 100% of the Company's euro denominated Notes were effectively hedged through the use of a cash flow hedge.

Maturities

        At January 1, 2005, the aggregate amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:

2005	$3,000
2006	3,000
2007	3,000
2008	3,000
2009	385,781
2010 and thereafter	71,344

$469,125

7. Redeemable Preferred Stock

        WWI issued 1,000 shares of Series A Preferred Stock to Heinz in conjunction with the Recapitalization. On March 1, 2002, WWI redeemed from Heinz all of its Series A Preferred Stock for a redemption price of $25,000 plus accrued and unpaid dividends. The redemption was financed through additional borrowings of $12,000 under the Credit Facility (as defined in Note 6), which was repaid by the end of the second quarter 2002, and cash from operations.

8. Treasury Stock

        On October 9, 2003, the Company, at the direction of WWI's Board of Directors, authorized a program to repurchase up to $250,000 of the Company's outstanding common stock. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Luxembourg or its affiliates under the program. In the fourth quarter of 2003, the Company purchased 784 shares of common stock in the open market at a total cost of $28,815. In fiscal 2004, the Company purchased 4,668 shares of common stock in the open market at a total cost of $177,081.

9. Earnings Per Share

        Basic earnings per share ("EPS") computations are calculated utilizing the weighed average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

        The following table sets forth the computation of basic and diluted EPS.

	January 1, 2005	January 3, 2004	December 28, 2002
Numerator:
Income before cumulative effect of accounting change	$195,025	$143,941	$143,694
Preferred stock dividends	—	—	254

Income available to common shareholders before cumulative effect of accounting change	195,025	143,941	143,440
Cumulative effect of accounting change, net of tax	(11,941)	—	—

Net income available to common shareholders	$183,084	$143,941	$143,440

Denominator:
Weighted average common shares outstanding	104,704	106,676	105,959
Effect of dilutive stock options	2,281	3,048	3,704

Weighted average diluted common shares outstanding	106,985	109,724	109,663

Basic EPS:
Income available to common shareholders before cumulative effect of accounting change	$1.86	$1.35	$1.35
Cumulative effect of accounting change, net of tax	(0.11)	—	—

Net income available to common shareholders	$1.75	$1.35	$1.35

Diluted EPS:
Income available to common shareholders before cumulative effect of accounting change	$1.82	$1.31	$1.31
Cumulative effect of accounting change, net of tax	(0.11)	—	—

Net income available to common shareholders	$1.71	$1.31	$1.31

        For the fiscal 2004, 2003 and 2002 computations 410, 391 and 10 stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were anti-dilutive.

10. Stock Plans

WWI Incentive Compensation Plans:

        On May 12, 2004 and December 16, 1999, respectively, the WWI stockholders approved the 2004 Stock Incentive Plan (the "2004 Plan") and the 1999 Stock Purchase and Option Plan (the "1999 Plan") of WWI. These plans are designed to promote the long-term financial interests and growth of WWI by attracting and retaining management with the ability to contribute to the success of the business. The Board of Directors or a committee thereof administers the plans.

        Under the 2004 Plan, grants may take the following forms at the committee's sole discretion: incentive stock options, stock appreciation rights, restricted stock and other stock-based awards. The maximum number of shares available for grant under the 2004 Plan is 2,500 as of the plan's effective date. No awards have yet been made under the 2004 Plan.

        Under the 1999 Plan, grants may take the following forms at the committee's sole discretion: incentive stock options, other stock options (other than incentive options), stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares and other stock-based grants. The maximum number of shares available for grant under this plan was 5,647 shares of authorized common stock as of the plan's effective date. In 2001, the number of shares available for grant was increased to 7,058 shares.

        Under the stock purchase component of the 1999 Plan, 1,639 shares of common stock were sold to 45 members of WWI's management group at a price of $2.13 to $4.04 per share.

        Pursuant to the restricted stock component of the 1999 Plan, the Company granted 5 and 7 shares of restricted stock to certain employees during fiscal 2004 and 2003, respectively. The weighted average grant date fair value of these shares was $39.01 and $39.35 for shares granted in fiscal 2004 and 2003, respectively. These shares vest over a period of three to five years and resulted in compensation expense of $143 and $53 for the fiscal years ended January 1, 2005 and January 3, 2004, respectively.

        Pursuant to the option component of the 1999 Plan, the Board of Directors authorized the Company to enter into agreements under which certain members of management received Non-Qualified Time and Performance Stock Options providing them the opportunity to purchase shares of WWI's common stock at an exercise price of $2.13 to $45.50. The options are exercisable based on the terms outlined in the agreement. The exercise price was equivalent to the fair market value of WWI's common stock at the date of grant.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	January 1, 2005	January 3, 2004	December 28, 2002
Dividend yield	0%	0%	0%
Volatility	32.4%	36.5%	34.5%
Risk-free interest rate	2.3%-4.4%	2.6%-3.7%	3.5%-5.2%
Expected term (years)	5.8	5.6	7.0

        A summary WWI's stock option activity is as follows:

	January 1, 2005		January 3, 2004		December 28, 2002
	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price
Options outstanding,
Beginning of year	4,501	$8.19	4,896	$3.68	5,671	$2.35
Granted	855	$38.41	543	$40.61	181	$37.37
Exercised	(732)	$2.51	(855)	$2.29	(776)	$2.18
Cancelled	(294)	$12.83	(83)	$14.63	(180)	$2.28

Options outstanding, end of year	4,330	$14.80	4,501	$8.19	4,896	$3.68
Options exercisable, end of year	2,872	$3.56	2,971	$2.80	2,950	$2.26
Options available for grant, end of year	263		827		1,293
Weighted-average fair value of options granted during the year		$14.40		$16.01		$17.41

        The following table summarizes information about WWI stock options outstanding at January 1, 2005 by range of exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$2.13-$2.34	2,608	5.1	$2.13	2,598	$2.13
$4.04	246	6.5	$4.04	167	$4.04
$35.87-$45.50	1,476	6.0	$38.97	107	$37.58

	4,330			2,872

WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries:

        In April 2000, the Board of Directors of WWI adopted the WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries, pursuant to which selected employees were granted options to purchase shares of common stock of WeightWatchers.com that are owned by WWI. The number of shares available for grant under this plan is 400 shares of authorized common stock of WeightWatchers.com. All options vest over a period of time, however, vesting of certain options may be accelerated if WWI achieves specified performance levels. During the year ended January 1, 2005, 23 options have been granted under this plan. No options have been granted under this plan during the fiscal years ended January 3, 2004 or December 28, 2002.

        A summary of the stock option activity under the WeightWatchers.com Stock Incentive Plan is as follows:

	January 1, 2005		January 3, 2004		December 28, 2002
	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price
Options outstanding, beginning of year	151		152	$0.50	164	$0.50
Granted	23	$0.50	—	—
Exercised	—	$7.14	—	—
Cancelled	(23)	$0.50	(1)	$0.50	(12)	$0.50

Options outstanding, end of year	151	$1.50	151	$0.50	152	$0.50
Options exercisable, end of year	141	$1.14	133	$0.50	115	$0.50
Options available for grant, end of year	249		249		248
Weighted average fair value of options granted during the year(1)		$4.70		—		—

(1)
The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (a) the exercise price of the options equals the fair value of the underlying stock on the date of grant; (b) an expected term of 7 years; (c) dividend yield of 0%; (d) volatility of 64% and (e) a risk-free interest rate of 4.1%.

        The following table summarizes information about stock options outstanding under the WeightWatchers.com Stock Incentive Plan at January 1, 2005 by range of exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$0.50	128	5.3	$0.50	128	$0.50
$7.14	23	9.6	$7.14	13	$7.14

	151			141

WeightWatchers.com Stock Option Plan

        WeightWatchers.com may grant incentive stock options and/or nonqualified stock options on its common stock to its employees, consultants and certain non-employees under the terms of its stock option plans. WeightWatchers.com is authorized to grant options to purchase a total of 3,400 shares of its common stock under these plans. At January 1, 2005, there were options to purchase 2,806 shares of WeightWatchers.com common stock outstanding.

        Due to the adoption of FIN 46R (see Note 1), the fair value of stock options granted by WeightWatchers.com are included in the pro forma footnote disclosures showing the impact to the Company's results had it adopted the fair value provisions of SFAS No. 123 (see Note 2). The fair value of options granted by WeightWatchers.com during fiscal 2004 were estimated on their date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (a) dividend yield of 0%, (b) volatility of 64%, (c) risk-free interest rate of 3.0%—3.9% and (d) expected term of 5 years.

11. Income Taxes

        Although consolidated for financial reporting purposes under FIN 46R, WWI and WeightWatchers.com are separate tax paying entities. The following tables summarize the consolidated provision for U.S. federal, state and foreign taxes on income:

	January 1, 2005	January 3, 2004	December 28, 2002
Current:
U.S federal	$41,043	$40,527	$55,670
State	5,075	10,740	14,650
Foreign	26,381	20,344	16,921

	$72,499	$71,611	$87,241

Deferred:
U.S federal	$20,705	$15,173	$4,565
State	1,900	1,734	397
Foreign	(582)	(230)	(396)

	$22,023	$16,677	$4,566

Total tax provision	$94,522	$88,288	$91,807

        The components of the Company's consolidated income before income taxes and the cumulative effect of accounting change consist of the following:

	January 1, 2005	January 3, 2004	December 28, 2002
Domestic	$208,553	$170,196	$185,610
Foreign	80,994	62,033	49,891

	$289,547	$232,229	$235,501

        The difference between the U.S. federal statutory tax rate and the Company's consolidated effective tax rate are as follows:

	January 1, 2005	January 3, 2004	December 28, 2002
U.S. federal statutory rate	35.0%	35.0%	35.0%
Federal and state tax reserve reversal	(2.5)	(0.2)	(0.2)
States income taxes (net of federal benefit)	2.7	4.0	4.0
Reduction in valuation allowance	(3.5)	—	—
Other	0.9	(0.8)	0.2

Effective tax rate	32.6%	38.0%	39.0%

        The deferred tax assets (liabilities) recorded on the Company's consolidated balance sheet are as follows:

	January 1, 2005	January 3, 2004
Amortization	$75,449	$96,615
Provision for estimated expenses	1,872	1,442
Operating loss carryforwards	5,811	3,814
WeightWatchers.com loan	—	11,505
Other	2,194	2,067
Less: valuation allowance	(1,593)	—

Total deferred tax assets	$83,733	$115,443

Depreciation/amortization	$(2,109)	$—
Prepaid expenses	(1,061)	—
Deferred income	(85)	(65)
Other	(3,756)	(1,775)

Total deferred tax liabilities	$(7,011)	$(1,840)

Net deferred tax assets	$76,722	$113,603

        As of January 1, 2005 and January 3, 2004, various foreign subsidiaries of WWI had net operating loss carry forwards of approximately $7,956 and $12,387 respectively, most of which can be carried forward indefinitely.

        As discussed in Note 2, beginning in the first fiscal quarter ended April 3, 2004, the Company's consolidated balance sheet includes the balance sheet of WeightWatchers.com. Accordingly, on April 3, 2004, the Company consolidated a deferred tax asset in the amount of $10,248 due to WeightWatchers.com's net operating loss carryforwards, which were offset by a full valuation allowance. During 2004, WeightWatchers.com received a current benefit of $5,546 from its deferred tax asset as a result of the utilization of net operating loss carryforwards. Due to the recent trend in profitability of WeightWatchers.com, it is now more likely than not that WeightWatchers.com will fully realize the benefit of its deferred tax assets. As such, in the fourth quarter of 2004, WeightWatchers.com reversed all of its remaining valuation allowance except for $1,593 relating to its foreign operations.

        As of January 1, 2005, WeightWatchers.com has net operating loss carryforwards of approximately $10,500 for federal income tax purposes. These losses are available to reduce future WeightWatchers.com taxable income and will begin to expire at varying amounts after 2019.

        The Company's undistributed earnings of foreign subsidiaries are no longer considered to be reinvested permanently. Accordingly, the Company has recorded all taxes, after taking into account foreign tax credits, on the undistributed earnings of foreign subsidiaries.

12. Related Party Transactions

WeightWatchers.com:

        On September 29, 1999, WWI entered into a subscription agreement with WeightWatchers.com, Artal and Heinz under which Artal, Heinz and WWI purchased common stock of WeightWatchers.com for a nominal amount. WWI owns approximately 20.1% of WeightWatchers.com's common stock while Artal owns approximately 72.8% of WeightWatchers.com's common stock.

        Under the agreement with WeightWatchers.com, WWI granted it an exclusive license to use its trademarks, copyrights and domain names in electronic media in connection with its online weight-loss business. The license agreement provides WWI with control of how its intellectual property is used. In particular, WWI has the right to approve WeightWatchers.com's e-commerce activities, marketing programs, privacy policy and materials publicly displayed on the Internet. These controls are designed to protect the value of WWI's intellectual property.

        Under warrant agreements dated November 24, 1999, October 1, 2000, May 3, 2001, and September 10, 2001, WWI has received warrants to purchase an additional 6,395 shares of WeightWatchers.com's common stock in connection with the loans that WWI has made to WeightWatchers.com under the note described below. These warrants will expire from November 24, 2009 to September 10, 2011 and may be exercised at a price of $7.14 per share of WeightWatchers.com's common stock until their expiration. The exercise price and the number of shares of WeightWatchers.com's common stock available for purchase upon exercise of the warrants may be adjusted from time to time upon the occurrence of certain events.

        Due to the adoption of FIN 46R, the Company's consolidated financial statements include the financial statements of WeightWatchers.com beginning April 3, 2004. As a result, for all periods through and including the first quarter of 2004, WWI's transactions with WeightWatchers.com were not considered intercompany activities and therefore, the resulting income/(expense) has been included in the Company's consolidated results of operations. Beginning in the second quarter of 2004 with the adoption of FIN 46R, all transactions with WeightWatchers.com are now considered intercompany activities and, therefore, are eliminated in consolidation.

        The Company's consolidated results for the year ended January 1, 2005 include only the income/(expense) resulting from WWI's activities with WeightWatchers.com that took place in the first quarter of 2004. However, the Company's consolidated results for the years ended January 3, 2004 and

December 28, 2002 include all the income/(expense) resulting from WWI's activities with WeightWatchers.com that took place during each respective period.

Loan Agreement:

        Pursuant to the amended loan agreement dated September 10, 2001 between WWI and WeightWatchers.com, WWI provided loans to WeightWatchers.com through fiscal year 2001 aggregating $34,500. WWI has no further obligation to provide funding to WeightWatchers.com. By the end of 2001, having reviewed the loan balances quarterly for impairment, WWI recorded a full valuation allowance against the balances. Beginning on January 1, 2002, the loan bears interest at 13% per year and beginning March 31, 2002, interest has been and shall be paid to WWI semi-annually. All principal outstanding under the agreement is payable in six semi-annual installments that commenced on March 31, 2004.

        For the years ended January 1, 2005, January 3, 2004 and December 28, 2002, the Company recorded interest income on the loan of $949, $4,219 and $4,454, respectively. As of January 3, 2004 and December 28, 2002, the interest receivable balance was $1,009 and $1,106, respectively, and is included within receivables, net. Other income recorded by the Company resulting from loan repayments was $4,917, $5,000 and $0 for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

Intellectual Property License:

        WWI entered into an amended and restated intellectual property license agreement dated September 29, 2001 with WeightWatchers.com. In fiscal 2002, WWI began earning royalties pursuant to the agreement. For the years ended January 1, 2005, January 3, 2004 and December 28, 2002, the Company recorded royalty income of $1,954, $7,080 and $4,175, respectively, which was included in product sales and other, net. As of January 3, 2004 and December 28, 2002, the receivable balance was $1,758 and $1,280, respectively, and is included within receivables, net.

Service Agreement:

        Simultaneous with the signing of the amended and restated intellectual property license agreement, WWI entered into a service agreement with WeightWatchers.com, under which WeightWatchers.com provides certain types of services. WWI is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses. The Company recorded service expense of $558, $1,971, and $1,862 for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively, that was included in marketing expenses. The accrued service payable at January 3, 2004 and December 28, 2002 was $1,223 and $484, respectively, and is netted against receivables, net.

Nellson Agreement:

        On November 30, 1999, WWI entered into an agreement with Nellson Neutraceutical, Inc. ("Nellson"), which until October 4, 2002 was a wholly-owned subsidiary of Artal, to purchase nutrition bar products manufactured by Nellson for sale at the Company's meetings. Upon sale by Artal, Nellson is no longer considered a related party. The term of the agreement ran through December 31, 2004. Total purchases from Nellson for the fiscal year ended December 28, 2002 were $24,351, which represented approximately 21% of total inventory purchases for the year.

Management Agreement:

        Simultaneous with the closing of WWI's acquisition by Artal, WWI entered into a management agreement with The Invus Group, LLC ("Invus"), the independent investment advisor to Artal. Under this agreement, Invus provided WWI with management, consulting and other services in exchange for an annual fee equal to the greater of $1,000 or one percent of WWI's EBITDA (as defined in the indentures relating to WWI's Senior Subordinated Notes), plus any related out-of-pocket expenses. This agreement has been terminated effective December 28, 2002. These management fees, recorded in other expense, net for the fiscal year ended December 28, 2002 were $2,838.

Heinz:

        At the closing of the Recapitalization, WWI granted to Heinz an exclusive worldwide, royalty-free license to use the Custodial Trademarks (or any portion covering food and beverage products) in connection with Heinz licensed products. Heinz paid WWI an annual fee of $1,200 for five years in exchange for the Company serving as the custodian of the Custodial Trademarks.

        As of January 1, 2005 and January 3, 2004, other accrued liabilities include $1,519 and $1,965, respectively, primarily consisting of food royalties received on behalf of Heinz.

13. Employee Benefit Plans

        The Company sponsors the Weight Watchers Savings Plan (the "Savings Plan") for salaried and hourly employees of WWI. The Savings Plan is a defined contribution plan that provides for employer matching contributions up to 100% of the first 3% of an employee's eligible compensation. The Savings Plan also permits employees to contribute between 1% and 13% of eligible compensation on a pre-tax basis. Expense related to these contributions for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 was $1,361, $1,228 and $1,033, respectively.

        The Company sponsors the Weight Watchers Profit Sharing Plan (the "Profit Sharing Plan") for all full-time salaried employees of WWI who are eligible to participate in the Savings Plan (except for certain senior management personnel). The Profit Sharing Plan provides for a guaranteed monthly employer contribution on behalf of each participant based on the participant's age and a percentage of the participant's eligible compensation. The Profit Sharing Plan has a supplemental employer contribution component, based on WWI's achievement of certain annual performance targets, which are determined annually by the Board of Directors. The Company also reserves the right to make additional discretionary contributions to the Profit Sharing Plan. Expense related to these contributions for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 was $1,808, $1,655 and $1,560, respectively.

        For certain senior management personnel of WWI, the Company sponsors the Weight Watchers Executive Profit Sharing Plan. Under the Internal Revenue Service ("IRS") definition, this plan is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the

Company made on the employees' behalf instead of an individual account with a cash balance. The account is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense related to these contributions for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 was $947, $774, and $567, respectively.

        During fiscal 2002, the Company received a favorable determination letter from the IRS that qualifies WWI's Savings Plan under Section 401(a) of the IRS Code.

        The Company also sponsors the WeightWatchers.com Savings Plan for salaried and hourly employees of WeightWatchers.com. This plan is a defined contribution plan that permits employees to contribute between 1% and 13% of eligible compensation on a pre-tax basis. There are no employer matching contributions and therefore no expense is recognized for this plan in the consolidated financial statements.

14. Cash Flow Information

	January 1, 2005	January 3, 2004	December 28, 2002
Net cash paid during the year for:
Interest expense	$13,564	$38,533	$41,588
Income taxes	$53,102	$59,739	$75,684
Noncash investing and financing activities were as follows:
Fair value of net assets acquired in connection with the acquisitions	$811	$4,797	$461

15. Commitments and Contingencies

Legal:

        On February 18, 2005, WWI satisfactorily settled the lawsuit with CoolBrands International, Inc. ("CoolBrands") and as of May 1, 2005, CoolBrands will no longer manufacture, sell, market or distribute ice cream and frozen novelty products using WWI's trademarks. On August 3, 2004, WWI filed a lawsuit to enforce the sell-off provisions of the CoolBrands license. On August 11, 2004, CoolBrands filed a lawsuit in the Supreme Court, State of New York, Nassau County, against WWI and Wells' Dairy Inc., WWI's new licensee for ice cream and frozen novelty products effective October 1, 2004.

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

Lease Commitments:

        Minimum rental commitments under non-cancelable operating leases, primarily for office and rental facilities, at January 1, 2005, consist of the following:

	WWI	Weight Watchers.com	Consolidated
2005	$23,958	$1,831	$25,789
2006	18,883	1,820	20,703
2007	12,878	1,524	14,402
2008	7,254	228	7,482
2009	6,049	—	6,049
2010 and thereafter	23,505	—	23,505

Total	$92,527	$5,403	$97,930

        Total rent expense charged to operations under these leases for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002 was $27,198, (including $1,167 related to rent expense of WeightWatchers.com) $23,855 and $16,321, respectively.

16. Segment and Geographic Data

        Effective with the adoption of FIN 46R in the first quarter of 2004 (see Note 1), the Company now has two reportable operating segments: Weight Watchers International and WeightWatchers.com, its affiliate and licensee. Since these are two separate and distinct businesses, the financial information for each company is maintained and managed separately. The results of operations and assets for each of these segments are derived from each company's financial reporting system. All intercompany activity is eliminated in consolidation. Since FIN 46R was adopted as of the last day of the first quarter of 2004, WeightWatchers.com's results of operations for the three months ended April 3, 2004 have been included in the charge for the cumulative effect of accounting change. Therefore, the measure of profitability for WeightWatchers.com for the fiscal year ended January 1, 2005 includes only their results of operations beginning with the second quarter of 2004. Prior to April 3, 2004, the Company was engaged principally in one line of business, weight loss, products and services. Therefore, segment information is not presented for fiscal 2003 or fiscal 2002.

        Information about the Company's reportable operating segments is as follows:

	Year Ended January 1, 2005
	Weight Watchers International	Weight Watchers.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$959,930	$64,989	$—	$1,024,919
Intercompany revenue	6,205	1,678	(7,883)	—

Total revenue	$966,135	$66,667	(7,883)	$1,024,919

Depreciation and amortization	$8,095	$2,148	$—	$10,243

Operating income	$289,917	$16,011	$(43)	$305,885
Interest expense, net	14,611	2,299	(151)	16,759
Other (income)/expense, net	(9,292)	(310)	4,917	(4,685)
Early extinguishment of debt	4,264	—	—	4,264
Provision for/(benefit from) taxes	101,100	(4,660)	(1,918)	94,522

Income before cumulative effect of accounting change	$179,234	$18,682	$(2,891)	$195,025

Weighted average diluted shares outstanding				106,985

Total assets	$796,231	$30,793	$(10,838)	$816,186

        The following table presents information about the Company's sources of revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of United States export sales.

	Revenues
	January 1, 2005	January 3, 2004	December 28, 2002
NACO meeting fees	$373,119	$392,432	$350,683
International company-owned meeting fees	255,978	214,772	170,043
Product sales	274,640	276,835	237,602
Franchise royalties	18,789	24,879	31,347
Online subscription fees	64,989	—	—
Other	37,404	35,014	19,969

	$1,024,919	$943,932	$809,644

	Revenues
	January 1, 2005	January 3, 2004	December 28, 2002
United States	$606,916	$599,944	$542,885
United Kingdom	163,338	140,886	112,750
Continental Europe	196,953	159,155	117,425
Australia, New Zealand and other	57,712	43,947	36,584

	$1,024,919	$943,932	$809,644

	Long-Lived Assets
	January 1, 2005	January 3, 2004	December 28, 2002
United States	$572,012	$506,004	$299,349
United Kingdom	2,383	2,653	2,854
Continental Europe	3,376	3,153	2,537
Australia, New Zealand and other	27,676	26,431	18,302

	$605,447	$538,241	$323,042

17. Financial Instruments

Fair Value of Financial Instruments:

        The Company's significant financial instruments include cash and cash equivalents, short and long-term debt, current and noncurrent notes receivable, currency exchange agreements.

        In evaluating the fair value of significant financial instruments, the Company generally uses quoted market prices of the same or similar instruments or calculates an estimated fair value on a discounted cash flow basis using the rates available for instruments with the same remaining maturities. As of January 1, 2005, the fair value of financial instruments held by the Company, approximated the recorded value.

Derivative Instruments and Hedging:

        The Company entered into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce currency risk associated with fluctuating exchange rates. These contracts were used primarily to hedge certain foreign currency cash flows and for payments arising from some of the Company's foreign currency denominated debt obligations. In addition, the Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of January 1, 2005, the Company held contracts to purchase interest rate swaps with notional amounts totaling $150,000 and to sell interest rate swaps with notional amounts totaling $150,000. As of January 3, 2004 and December 28, 2002 the Company held currency and interest rate swap contracts to purchase certain foreign currencies and interest rate swaps totaling $255,156 and $92,936, respectively. The Company also held separate currency and interest rate swap contracts to sell foreign currencies and interest rate swaps of $256,564 and $96,051, respectively. The Company is hedging forecasted transactions for periods not exceeding the next three years. At January 1, 2005, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income (loss) will be reclassified to the Statement of Operations within the next twelve months.

        As of January 1, 2005 and January 3, 2004, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amount of $70 ($115 before taxes) and $270 ($443 before taxes), respectively. The Company discontinued certain of its cash flow hedges that were associated with the euro denominated Notes that were extinguished, as described in Note 6. As such, in fiscal 2003, the Company reclassified a net loss of $5,381 from accumulated other comprehensive income to other expense, net. In addition, the Company recorded net proceeds of $2,710 from the gain on settlement in cash from financing activities in the Statement of Cash Flows as cash flows from hedge transactions are classified in a manner consistent with the item being hedged. The ineffective portion of changes in fair values of qualifying cash flow hedges was not material. Prior to the extinguishment of the euro denominated Notes, the Company hedged 24% of the outstanding principal of the euro Notes via forward contracts, subsequent to the extinguishment, but prior to the repurchase of the remaining Notes, the Company was 100% hedged. As such, to offset gains or losses from changes in foreign exchange rates related to the euro denominated Notes for the fiscal years ended January 1, 2005 and January 3, 2004, the Company reclassified $6 ($9 before taxes) and $310 ($508 before taxes) from accumulated other comprehensive income (loss) to other expense, net.

        For the fiscal years ended January 1, 2005 and January 3, 2004 fair value adjustments for non-qualifying hedges resulted in a reduction to net income of $798 ($1,309 before taxes) and $2,136 ($3,502 before taxes), included within other expense, net, respectively. In addition, for the fiscal year ended December 28, 2002, the Company terminated all non-qualifying hedges resulting in an increase to net income of $1,439 ($2,359 before taxes), included within other expense, net.

18. Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly consolidated results of operations for the fiscal years ended January 1, 2005 and January 3, 2004.

	For the Fiscal Quarters Ended
	April 3, 2004	July 3, 2004	October 2, 2004	January 1, 2005
Fiscal year ended January 1, 2005
Revenues, net	$281,367	$264,892	$245,915	$232,745
Operating income	$82,216	$86,974	$73,818	$62,877
Net income	$36,757	$52,886	$50,232	$43,209
Basic EPS	$0.35	$0.50	$0.48	$0.42
Diluted EPS	$0.34	$0.49	$0.47	$0.41
	For the Fiscal Quarters Ended
	March 29, 2003	June 28, 2003	September 27, 2003	January 3, 2004
Fiscal year ended January 3, 2004
Revenues, net	$251,479	$258,869	$217,498	$216,086
Operating income	$79,414	$97,636	$74,018	$65,001
Net income	$40,581	$53,774	$11,482	$38,104
Basic EPS	$0.38	$0.50	$0.11	$0.36
Diluted EPS	$0.37	$0.49	$0.10	$0.35

        Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year. Beginning in the second quarter of fiscal 2004, the Company's results include the results of WeightWatchers.com (see Note 2 for further details).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Weight Watchers International, Inc.:

        We have completed an integrated audit of Weight Watchers International Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of January 1, 2005 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page F-1 present fairly, in all material respects, the financial position of Weight Watchers International, Inc. and its subsidiaries at January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 1, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded WeightWatchers.com from its assessment of the effectiveness of internal control over financial reporting as of January 1, 2005. WeightWatchers.com is a variable interest entity required to be consolidated with Weight Watchers International, Inc. under the provisions of FASB Interpretation No. 46R during 2004. Since it does not have the contractual right, authority or ability, in practice, to assess the internal controls over financial reporting of WeightWatchers.com, nor does it have the ability to dictate or modify those controls, management has concluded it is unable to assess the effectiveness of the internal control over financial reporting of WeightWatchers.com. We have also excluded WeightWatchers.com from our audit of the effectiveness of internal control over financial reporting. As of and for the year ended January 1, 2005, Weight Watchers International, Inc.'s consolidated financial statements include total assets and total revenues of 3.8% and 6.8%, respectively, related to WeightWatchers.com.

PricewaterhouseCoopers LLP
New York, New York
March 11, 2005

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(IN THOUSANDS)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(2)	Deductions(1)	Balance at End of Period
FISCAL YEAR ENDED JANUARY 1, 2005
Allowance for doubtful accounts	$1,026	$1,049	$—	$(67)	$2,008
Inventory reserves, other	$2,666	$6,043	$—	$(5,801)	$2,908
Tax valuation allowance	$—	$—	$10,249	$(8,656)	$1,593
FISCAL YEAR ENDED JANAURY 3, 2004
Allowance for doubtful accounts	$707	$557	$—	$(238)	$1,026
Inventory reserves, other	$2,828	$5,439	$—	$(5,601)	$2,666
FISCAL YEAR ENDED DECEMBER 28, 2002
Allowance for doubtful accounts	$726	$223	$—	$(242)	$707
Inventory reserves, other	$2,709	$2,883	$—	$(2,764)	$2,828
(1)
Primarily represents the utilization of established reserves, net of recoveries.

(2)
Represents WeightWatchers.com's tax valuation allowance recorded via consoldiation under FIN 46R.

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
**4.2	—
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
**10.1	—
Fifth Amended and Restated Credit Agreement, dated as of January 21, 2004, among Weight Watchers International, Inc., Credit Suisse First Boston, The Bank of Nova Scotia and various financial institutions.
**10.2	—
Supplement, dated as of October 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of January 21, 2004, among Weight Watchers International, Inc. and various financial institutions is incorporated herein by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004.

**10.3	—
License Agreement, dated as of September 29, 1999, between WW Foods, LLC and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.4 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**10.4	—
LLC Agreement, dated as of September 29, 1999, between H.J. Heinz Company and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.7 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
*10.5	—	Operating Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and H.J. Heinz Company.
**10.6	—
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
**10.7	—
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
**10.10	—
Amendment to Letter Agreement, dated as of October 19, 2001, between Weight Watchers International, Inc. and The Invus Group, LLC is incorporated herein by reference to Exhibit 10.13 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.
**10.11	—
Amendment to Letter Agreement, dated as January 24, 2003 between Weight Watchers International, Inc. and The Invus Group, LLC is incorporated herein by reference to Exhibit 10.14 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002.
**10.12	—
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

**10.14	—
Lease Agreement, dated as of August 31, 1995, between 89 State Line Limited Partnership and Weight Watchers North America, Inc. is incorporated herein by reference to Exhibit 10.15 filed with the Registrant's Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999.
**10.15	—
Weight Watchers Savings Plan, dated as of October 3, 1999, as amended, is incorporated herein by reference to Exhibit 10.17 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.
**10.16	—
Weight Watchers Executive Profit Sharing Plan, dated as of October 4, 1999 is incorporated herein by reference to Exhibit 10.18 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended April 29, 2000.
**10.17	—
1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries is incorporated herein by reference to Exhibit 10.19 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended April 29, 2000.
**10.18	—
2004 Stock Incentive Plan of Weight Watchers International, Inc. and its Subsidiaries is incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 8, 2004.
**10.19	—
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
**10.21	—
Warrant Certificate of WeightWatchers.com No. 1, dated as of November 24, 1999 is incorporated herein by reference to Exhibit 10.21 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.22	—
Warrant Agreement, dated as of October 1, 2000, between WeightWatchers.com, Inc. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000.
**10.23	—
Warrant Certificate of WeightWatchers.com, Inc. No. 2, dated as of October 1, 2000 is incorporated herein by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000.
**10.24	—
Warrant Agreement, dated as of May 3, 2001, between WeightWatchers.com, Inc. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.
**10.25	—
Warrant Certificate of WeightWatchers.com, Inc., No. 3, dated as of May 3, 2001 is incorporated herein by reference to Exhibit 10.3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.
**10.26	—
Warrant Agreement, dated as of September 10, 2001 between WeightWatchers.com, Inc. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.29 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.

**10.27	—
Warrant Certificate WeightWatchers.com, Inc. No. 4, dated as of September 10, 2001 is incorporated herein by reference to Exhibit 10.30 filed with Amendment No. 1 to the Registrant's Registration Statement of Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.28	—
Second Amended and Restated Note, dated as of October 1, 2000, by WeightWatchers.com, Inc. to Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.24 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.29	—
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
**10.31	—
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
**10.34	—
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
**10.36	—
Form of Continuity Agreement, dated as of October 10, 2003, between Weight Watchers International, Inc. and certain key executives (Chief Executive Officer, Chief Financial Officer and General Counsel).
**10.37	—	Form of Continuity Agreement, dated as of October 10, 2003, between Weight Watchers International, Inc. and certain key executives (certain other key executives).
**21.	—
Subsidiaries of Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 21 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.

*23.1	—	Consent of Registered Public Accounting Firm.
*31.1	—	Rule 13a-14(a) Certification by Linda Huett, President and Chief Executive Officer.
*31.2	—	Rule 13a-14(a) Certification by Ann M. Sardini, Chief Financial Officer.
***32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WEIGHT WATCHERS INTERNATIONAL, INC.
DATE: MARCH 17, 2005	BY:	/S/ LINDA HUETT Linda Huett President, Chief Executive Officer and Director (Principal Executive Officer)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2005	By:	/s/ LINDA HUETT Linda Huett President, Chief Executive Officer and Director (Principal Executive Officer)
Date: March 17, 2005	By:	/s/ ANN M. SARDINI Ann M. Sardini Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 17, 2005	By:	/s/ RAYMOND DEBBANE Raymond Debbane Director
Date: March 17, 2005	By:	/s/ JONAS M. FAJGENBAUM Jonas M. Fajgenbaum Director
Date: March 17, 2005	By:	/s/ SACHA LAINOVIC Sacha Lainovic Director
Date: March 17, 2005	By:	/s/ CHRISTOPHER J. SOBECKI Christopher J. Sobecki Director
Date: March 17, 2005	By:	/s/ SAM K. REED Sam K. Reed Director
Date: March 17, 2005	By:	/s/ MARSHA JOHNSON EVANS Marsha Johnson Evans Director
Date: March 17, 2005	By:	/s/ JOHN F. BARD John F. Bard Director
Date: March 17, 2005	By:	/s/ PHILIPPE J. AMOUYAL Philippe J. Amouyal Director