Form 10-K/A
period 2005-01-01
WEIGHT WATCHERS INTERNATIONAL INC
filed 2005-04-12
CIK 105319

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2005.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File no.    000-03389

WEIGHT WATCHERS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	11-6040273 (I.R.S. Employer Identification No.)
175 Crossways Park West, Woodbury, New York 11797-2055
(Address of principal executive offices) (Zip code)
Registrant's telephone number, including area code:	(516) 390-1400
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, no par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:	None
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

EXPLANATORY STATEMENT

        On March 17, 2005, Weight Watchers International, Inc. filed with the Securities and Exchange Commission its Annual Report on Form 10-K for fiscal year ended January 1, 2005. This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K has been filed solely to amend Item 12. (Security Ownership of Certain Beneficial Owners and Management) to correct the securities ownership amounts of certain beneficial owners. Due to the timing of this filing, the beneficial ownership information, which was previously presented as of January 1, 2005, is now presented as of March 31, 2005. Except as stated herein, no other amendments to the Annual Report are being made. This Amendment speaks as of the original filing date of our Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date. For subsequent events, refer to our subsequent periodic and current filings.

Item 12.    Securities Ownership of Certain Beneficial Owners and Management

Principal Shareholders

        The following table sets forth, as of March 31, 2005, information regarding the beneficial ownership of our common stock by (1) all persons known by us to own beneficially more than 5% of our common stock, (2) our chief executive officer and each of the named executive officers, (3) each director and (4) all directors and executive officers as a group.

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after March 31, 2005 are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other shareholder.

        Our capital stock consists of common stock and preferred stock. As of March 31, 2005, there were 102,915,401 shares of our common stock outstanding and zero (0) shares of our preferred stock outstanding.

	As of March 31, 2005
Name of Beneficial Owner
	Shares	Percent
Artal Luxembourg S.A.(1)	59,772,567	58.1%
Transamerica Investment Management, LLC(2)	8,230,131	8.0%
American Century Investment Management, Inc.(3)	5,953,528	5.8%
Artal Participations & Management S.A.(1)	4,493,258	4.4%
Linda Huett(4)(5)	412,691	*
Ann M. Sardini(4)(5)	60,000	*
Thilo Semmelbauer(4)(5)	20,000	*
Robert W. Hollweg(4)(5)	242,706	*
Melanie Stubbing(4)(5)	9,400	*
Maurice Kelly(4)(5)(7)	10,000	*
Raymond Debbane(4)(6)	—	*
Marsha Johnson Evans(4)(5)	7,077	*
Jonas M. Fajgenbaum(4)	—	*
Sacha Lainovic(4)	—	*
Sam K. Reed(4)(5)	17,077	*
John F. Bard(4)(5)	6,795	*
Christopher J. Sobecki(4)	—	*
Philippe Amouyal(4)	—	*
All directors and executive officers as a group (14 people)(5)	775,746	*

*
Less than 1.0%

(1)
The information concerning Artal Luxembourg and Artal Participations & Management is based on a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2004. The parent entity of Artal Luxembourg is Artal International. The parent entity of Artal International is Artal Group. The parent entity of Artal Group is Westend, S.A. (which is based on a Schedule 13D filed by Westend with the Securities and Exchange Commission on March 18, 2004). The parent entity of Artal Participations & Management is Artal Services N.V. The parent entity of Artal Services is Artal International. The address of Artal Luxembourg and Artal Participations & Management is 105, Grand-Rue, L-1661 Luxembourg, Luxembourg. The address of Westend, Artal Group and Artal International is the same as Artal Luxembourg and Artal

  Participations & Management. The address of Artal Services is Woluwedal, 28 B-1932 St. Stevens—Woluwe Belgium.

(2)
Based on a Form 13F filed with the Securities and Exchange Commission on February 7, 2005, Transamerica Investment Management, LLC has beneficial ownership of 8,230,131 shares, sole voting power over 7,994,713 shares and shared voting power over 235,179 shares. The address of Transamerica Investment Management is 1150 S. Olive St., Suite 2700, Los Angeles, California 90015.

(3)
Based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2005 by American Century Investment Management, Inc., American Century Companies, Inc. and American Century Mutual Funds, Inc., American Century Investment Management and American Century Companies, its parent, have beneficial ownership of 5,953,528 shares, and American Century Mutual Funds, Inc. has beneficial ownership of 5,645,624 shares. Each of American Century Investment Management and American Century Companies has sole voting power over 5,829,438 shares and sole dispositive power over 5,953,528 shares and American Century Mutual Funds has sole voting power and sole dispositive power over 5,645,624 shares. The address of these entities is 4500 Main Street, 9th Floor, Kansas City, Missouri 64111.

(4)
Our executive officers and directors may be contacted c/o Weight Watchers International, Inc., 175 Crossways Park West, Woodbury, New York 11797.

(5)
Includes shares subject to purchase upon exercise of options exercisable within 60 days after March 31, 2005, as follows: Ms. Huett 318,483 shares; Ms. Sardini 60,000 shares; Mr. Semmelbauer 20,000 shares; Mr. Hollweg 151,322 shares; Ms. Stubbing 9,400 shares; Mr. Kelly 10,000 shares; Mr. Reed 6,000 shares; Ms. Evans 6,000 shares; and Mr. Bard 4,000 shares.

(6)
Mr. Debbane is also a director of Artal Group. Artal Group is the parent entity of Artal International, which is the parent entity of Artal Luxembourg. Artal International is the parent entity of Artal Services, which is the parent entity of Artal Participations & Management. Mr. Debbane disclaims beneficial ownership of all shares owned by Artal Luxembourg and Artal Participations & Management.

(7)
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.
DATE: APRIL 12, 2005	By:	/s/ LINDA HUETT Linda Huett President, Chief Executive Officer and Director (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification by Linda Huett, President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification by Ann M. Sardini, Chief Financial Officer.

QuickLinks

EXPLANATORY STATEMENT
Equity Compensation Plan Information
SIGNATURES
EXHIBIT INDEX