Form 10-Q
period 2005-04-02
WEIGHT WATCHERS INTERNATIONAL INC
filed 2005-05-06
CIK 105319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

The number of common shares outstanding as of April 29, 2005 was 102,917,320.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Consolidated Balance Sheets as of April 2, 2005 and January 1, 2005		2

Unaudited Consolidated Statements of Operations for the three months ended April 2, 2005 and April 3, 2004		3

Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the three months ended April 2, 2005 and for the fiscal year ended January 1, 2005		4

Unaudited Consolidated Statements of Cash Flows for the three months ended April 2, 2005 and April 3, 2004		5

Notes to Unaudited Consolidated Financial Statements		6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		27

Exhibits		28

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	April 2, 2005	January 1, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$50,319	$35,156
Receivables, net	27,521	21,778
Inventories, net	29,406	32,929
Prepaid expenses and other current assets	28,035	35,953
TOTAL CURRENT ASSETS	135,281	125,816

Property and equipment, net	16,526	17,480
Franchise rights acquired	556,709	557,121
Goodwill	25,121	25,125
Trademarks and other intangible assets, net	5,993	5,721
Deferred income taxes	75,369	77,964
Deferred financing costs and other noncurrent assets	6,538	6,959
TOTAL ASSETS	$821,537	$816,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$3,000	$3,000
Accounts payable	21,514	20,760
Accrued liabilities	72,611	62,252
Income taxes payable	39,806	34,684
Deferred income taxes	8,679	4,844
Deferred revenue	37,927	27,082
TOTAL CURRENT LIABILITIES	183,537	152,622

Long-term debt	388,375	466,125
Deferred income taxes	67	715
Other	719	285
TOTAL LIABILITIES	572,698	619,747

SHAREHOLDERS’ EQUITY
Common stock, $0 par; 1,000,000 shares authorized; 111,988 shares issued and outstanding	—	—
Treasury stock, at cost, 9,077 shares at April 2, 2005 and 9,575 shares at January 1, 2005	(234,093)	(222,547)
Deferred compensation	(1,818)	(233)
Retained earnings	477,899	413,425
Accumulated other comprehensive income	6,851	5,794
TOTAL SHAREHOLDERS’ EQUITY	248,839	196,439
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$821,537	$816,186

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	April 2, 2005	April 3, 2004
Meeting fees, net	$195,133	$180,475
Product sales and other, net	108,613	100,892
Online subscription fees	26,252	—
Revenues, net	329,998	281,367

Cost of meetings, products and other	141,342	130,956
Cost of online subscriptions	6,736	—
Cost of revenues	148,078	130,956
Gross profit	181,920	150,411

Marketing expenses	61,103	46,538
Selling, general and administrative expenses	30,790	21,657
Operating income	90,027	82,216

Interest expense, net	4,736	4,400
Other (income)/expense, net	611	(3,733)
Early extinguishment of debt	—	3,254
Income before income taxes and cumulative effect of accounting change	84,680	78,295

Provision for income taxes	33,052	29,597
Income before cumulative effect of accounting change	51,628	48,698

Cumulative effect of accounting change, net of tax	—	(11,941)
Net income	$51,628	$36,757

Basic Earnings Per Share:
Income before cumulative effect of accounting change	$0.50	$0.46
Cumulative effect of accounting change, net of tax	—	(0.11)
Net income	$0.50	$0.35

Diluted Earnings Per Share:
Income before cumulative effect of accounting change	$0.49	$0.45
Cumulative effect of accounting change, net of tax	—	(0.11)
Net income	$0.49	$0.34

Weighted average common shares outstanding:
Basic	102,673	106,013
Diluted	104,610	108,563

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY
(IN THOUSANDS)

						Accumulated
						Other
	Common Stock		Treasury Stock		Deferred	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Compensation	Income	Earnings	Total

Balance at January 3, 2004	111,988	$—	5,639	$(48,421)	$(214)	$6,266	$223,557	$181,188
Comprehensive Income:
Net income							183,084	183,084
Translation adjustment, net of taxes of ($650)						(673)		(673)
Change in fair value of derivatives accounted for as hedges, net of taxes of ($128)						201		201
Total Comprehensive Income								182,612
Stock options exercised			(732)	2,955			(1,076)	1,879
Tax benefit of stock options exercised							7,678	7,678
Purchase of treasury stock			4,668	(177,081)				(177,081)
Restricted stock issued to employees					(162)		162	—
Compensation expense on restricted stock awards					143			143
Cumulative effect of accounting change							20	20
Balance at January 1, 2005	111,988	$—	9,575	$(222,547)	$(233)	$5,794	$413,425	$196,439
Comprehensive Income:
Net income							51,628	51,628
Translation adjustment, net of taxes of $168						(229)		(229)
Change in fair value of derivatives accounted for as hedges, net of taxes of ($822)						1,286		1,286
Total Comprehensive Income								52,685
Stock options exercised			(854)	3,451			(1,597)	1,854
Tax benefit of stock options exercised							12,818	12,818
Purchase of treasury stock			356	(14,997)				(14,997)
Restricted stock issued to employees					(1,625)		1,625	—
Compensation expense on restricted stock awards					40			40
Balance at April 2, 2005	111,988	$—	9,077	$(234,093)	$(1,818)	$6,851	$477,899	$248,839

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended
	April 2,	April 3,
	2005	2004

Cash provided by operating activities	$108,076	$85,174

Investing activities:
Capital expenditures	(1,563)	(1,017)
Website development expenditures	(496)	—
Repayments from equity investment	—	4,917
Other items, net	(160)	(100)
Cash (used for)/provided by investing activities	(2,219)	3,800

Financing activities:
Net increase/(decrease) in short-term borrowings	772	(1,209)
Net proceeds from revolver	—	270,000
Payments of long-term debt	(77,750)	(454,555)
Proceeds from new term loan	—	150,000
Premium paid on extinguishment of debt and other costs	—	(321)
Proceeds from stock options exercised	1,854	883
Repurchase of treasury stock	(14,997)	(42,040)
Deferred financing costs	—	(2,534)
Cash used for financing activities	(90,121)	(79,776)

Effect of exchange rate changes on cash/cash equivalents and other	(573)	(966)
Impact of consolidating WeightWatchers.com	—	5,693
Net increase in cash and cash equivalents	15,163	13,925
Cash and cash equivalents, beginning of period	35,156	23,442
Cash and cash equivalents, end of period	$50,319	$37,367

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.     Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc., its majority-owned subsidiaries and WeightWatchers.com, Inc. (“WeightWatchers.com” or “WW.com”), the entity required to be consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  The term “WWI” as used throughout this document is used to indicate Weight Watchers International and its majority-owned subsidiaries.  The term “the Company” as used throughout this document is used to indicate WWI as well as WeightWatchers.com.  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on management’s best estimates and judgments.  While all available information has been considered, actual amounts could differ from those estimates.  The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments and adjustments required upon adoption of FIN 46R) necessary for a fair statement.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows these notes, contains additional information on the results of operations, the financial position and cash flows of the Company.  Those comments should be read in conjunction with these notes.  The Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 includes additional information about the Company, its results of operations, its financial position and its cash flows, and should be read in conjunction with this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards:

In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which replaces FAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.”  FAS 123R eliminates the option of using the intrinsic value method to record compensation expense related to stock-based awards to employees and instead requires companies to recognize the cost of such awards based on their grant-date fair value over the related service period of such awards.  In April 2005, the Securities and Exchange Commission approved a new rule that amended the effective date of FAS 123R, whereby the Company will now be required to adopt this standard beginning in the first quarter of 2006.

In accordance with FAS 123R, the Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro-forma disclosures.  The Company will not restate the results of prior periods.  Prior to the effective date of FAS 123R, the Company will continue to provide the pro forma disclosures for past award grants as required under FAS 123.  The Company believes the pro forma disclosures in Note 2 to its consolidated financial statements for the year ended January 1, 2005 provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with FAS 123R.  However, the total expense recorded in future periods will depend on several variables, including the number of share-based payment awards that are granted in future periods and the fair value of those awards.

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004 and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.  In December 2004, the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA, allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings.  The Company is in the process of evaluating the effects of the repatriation provision; however, it does not expect to complete this evaluation until after Congress or the U.S. Treasury Department provides further clarification on key elements of the provision.  As such, the Company has not concluded its analysis to determine whether, and to what extent, it might repatriate foreign earnings. The Company expects to be in a position to finalize the assessment within a reasonable amount of time after the issuance of clarifying Congressional or U.S. Treasury guidance.

2.     Summary of Significant Accounting Policies

For a complete discussion of the Company’s significant accounting policies, see “Summary of Significant Accounting Policies” beginning on page F-7 of the Company’s annual report on Form 10-K for the fiscal year ended January 1, 2005.

3.     Acquisitions

All acquisitions have been accounted for under the purchase method of accounting and, accordingly, earnings have been included in the consolidated operating results of the Company since the date of acquisition.  No acquisitions were made during the first quarter of 2005.  During fiscal 2004 the Company acquired certain assets of its franchises as outlined below.

On August 22, 2004, the Company completed the acquisition of certain assets of its Fort Worth franchisee, Weight Watchers of Fort Worth, Inc., for a purchase price of $30,000, which was financed through cash from operations.  The purchase price has been allocated to franchise rights ($29,421), fixed assets ($226), inventory ($286), and other assets ($67).  Pro forma results of operations, assuming this acquisition had been completed at the beginning of each period presented, would not differ materially from the reported results.

On May 9, 2004, the Company completed the acquisition of certain assets of its Washington, D.C. area franchisee, F-W Family Corporation (d/b/a Weight Watchers of Washington, D.C.) for a purchase price of $30,500, which was financed through cash from operations, plus assumed liabilities of $348.  The total purchase price has been allocated to franchise rights ($30,286), fixed assets ($300), inventory ($228) and other assets ($52).  Pro forma results of operations, assuming this acquisition had been completed at the beginning of each period presented, would not differ materially from the reported results.

4.     Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company no longer amortizes goodwill or other indefinite lived intangible assets.  The Company performed its annual fair value impairment testing as of January 1, 2005 on its goodwill and other indefinite lived intangible assets and determined that no impairment existed.  Unamortized goodwill is due mainly to the acquisition of the Company by the H.J. Heinz Company in 1978.  Franchise rights acquired are due mainly to acquisitions of the Company’s franchised territories.  For the three months ended April 2, 2005, goodwill and franchise rights acquired decreased due to foreign currency fluctuations.

In accordance with SFAS No. 142, aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $755 (including $482 for amortization of intangible assets of WeightWatchers.com) and $273 for the three months ended April 2, 2005 and April 3, 2004, respectively.

The carrying amount of the Company’s finite-lived intangible assets was as follows:

	April 2, 2005		January 1, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Deferred software costs	$5,499	$3,327	$5,050	$3,035
Trademarks	7,851	7,159	7,811	7,098
Non-compete agreement	1,200	1,200	1,200	1,175
Website development costs	7,311	4,944	6,815	4,624
Other	4,107	3,345	4,108	3,331
	$25,968	$19,975	$24,984	$19,263

Estimated amortization expense on the Company’s finite lived intangible assets for the next five fiscal years is as follows:

Remainder of 2005	$2,599
2006	$1,887
2007	$580
2008	$180
2009	$101

5.     Long-Term Debt

The Company’s long-term debt is entirely attributable to WWI.  WeightWatchers.com does not have any credit facilities.

WWI’s Credit Agreement dated as of January 16, 2001 and amended and restated as of December 21, 2001, April 1, 2003, August 21, 2003, January 21, 2004 and October 19, 2004 (the “Credit Facility”) consists of Term Loans and a revolving line of credit (“the Revolver”).

On January 21, 2004, WWI refinanced its Credit Facility as follows:  the Term Loan A, Term Loan B, and the transferable loan certificate (“TLC”) in the aggregate amount of $454,180 were repaid and replaced with a new Term Loan B in the amount of $150,000 and borrowings under the Revolver of $310,000.  In connection with this refinancing, available borrowings under the Revolver increased from $45,000 to $350,000.

Due to the early extinguishment of the Term Loans resulting from this refinancing, the Company recognized expenses of $3,254 for the three months ended April 3, 2004, which included the write-off of unamortized debt issuance costs of $2,933 and $321 of fees associated with the transaction.

On October 19, 2004, WWI increased its net borrowing capacity by adding an Additional Term Loan B to its existing Credit Facility in the amount of $150,000.  Coterminous with the previously existing Credit Facility, these funds were initially used to reduce borrowings under WWI’s Revolver, resulting in no increase in WWI’s net borrowing.

The Term Loan B and the Revolver bear interest at a rate equal to LIBOR plus 1.75% or, at WWI’s option, the alternate base rate (as defined in the Credit Facility) plus 0.75%.  The Additional Term Loan B bears interest at a rate equal to LIBOR plus 1.50%, or at WWI’s option, the alternative base rate (as defined in the Credit Facility), plus 0.50%.  In addition to paying interest on outstanding principal under the Credit Facility, WWI is required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at a rate equal to 0.375% per year.

The Credit Facility contains customary covenants including covenants that in certain circumstances restrict WWI’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets.  The Credit Facility also requires WWI to maintain specified financial ratios and satisfy financial condition tests.  The Credit Facility contains customary events of default.  Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans and declare amounts outstanding to be immediately due and payable.

6.     Treasury Stock

On October 9, 2003, the Company, at the direction of WWI’s Board of Directors, authorized a program to repurchase up to $250,000 of the Company’s outstanding common stock.  The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions.  No shares will be purchased from Artal Luxembourg (as described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended January 1, 2005) or its affiliates under the program.  During the three months ended April 2, 2005 and April 3, 2004, respectively, the Company purchased 356 and 1,116 shares of common stock in the open market at a total cost of $14,997 and $42,040.

7.     Earnings Per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented.  Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	April 2,	April 3,
	2005	2004
Numerator:
Income before cumulative effect of accounting change	$51,628	$48,698
Cumulative effect of accounting change, net of tax	—	(11,941)
Net income	$51,628	$36,757

Denominator:
Weighted-average shares	102,673	106,013
Effect of dilutive stock options	1,937	2,550
Denominator for diluted EPS- Weighted-average shares	104,610	108,563

Basic EPS:
Income before cumulative effect of accounting change	$0.50	$0.46
Cumulative effect of accounting change, net of tax	—	(0.11)
Net income	$0.50	$0.35

Diluted EPS:
Income before cumulative effect of accounting change	$0.49	$0.45
Cumulative effect of accounting change, net of tax	—	(0.11)
Net income	$0.49	$0.34

For the three months ended April 2, 2005 and April 3, 2004, 42 and 387 stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were anti-dilutive.

8.     Stock Plans

The Company has stock-based employee compensation plans and, as permitted by SFAS No. 123, continues to apply the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans.  No compensation expense for employee stock options is reflected in earnings, as all options granted under the plans had an exercise price equal to the market value of the common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended
	April 2,	April 3,
	2005	2004

Net income, as reported	$51,628	$36,757

Deduct:
Total stock-based employee compensation expense determined under the fair value method for all stock option awards, net of related tax effect	694	719

Pro forma net income	$50,934	$36,038

EPS:
Basic-as reported	$0.50	$0.35
Basic-pro forma	$0.50	$0.34

Diluted-as reported	$0.49	$0.34
Diluted-pro forma	$0.49	$0.33

9.     Income Taxes

Although consolidated for financial reporting purposes under FIN 46R, WWI and WeightWatchers.com are separate tax paying entities.

The effective tax rate for the three months ended April 2, 2005 and April 3, 2004 was 39.0% and 37.8%, respectively, on the consolidated results of the Company.  For the three months ended April 2, 2005 and April 3, 2004, the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes, offset by lower statutory tax rates in certain foreign jurisdictions.

10.  Transactions with WeightWatchers.com

WeightWatchers.com was formed on September 22, 1999 to develop and market safe, sensible online weight management products on the Internet.  WeightWatchers.com provides these weight management products to consumers through access to specified areas of its website, on a monthly subscription basis.  It also provides online marketing services to WWI.

For the first quarter of 2004, WWI’s transactions with WeightWatchers.com were not considered intercompany activities and therefore, the resulting income/(expense) has been included in the Company’s consolidated results of operations.  Beginning in the second quarter of 2004 with the adoption of FIN 46R, all transactions with WeightWatchers.com are now considered intercompany activities and therefore, eliminated in consolidation.

Therefore, the Company’s consolidated results for the three months ended April 2, 2005 contain no income/(expense) related to WWI’s activities with WeightWatchers.com since all such activity was eliminated in consolidation.  However, the Company’s consolidated results for the three months ended April 3, 2004 include all the income/(expense) resulting from WWI’s activities with WeightWatchers.com that took place during that period.

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

Interest income on the WW.com loan recorded by the Company was $0 and $949 for the three months ended April 2, 2005 and April 3, 2004, respectively.  Other income recorded by the Company resulting from loan repayments was $0 and $4,917 for the three months ended April 2, 2005 and April 3, 2004, respectively.

Intellectual Property License:

WWI entered into an amended and restated intellectual property license agreement dated September 10, 2001 with WeightWatchers.com.  In fiscal 2002, WWI began earning royalties pursuant to the agreement.  Royalty income recorded by the Company was $0 and $1,954 for the three months ended April 2, 2005 and April 3, 2004, respectively.  These amounts are included in product sales and other, net.

Service Agreement:

Simultaneous with the signing of the amended and restated intellectual property license agreement, WWI entered into a service agreement with WeightWatchers.com under which WeightWatchers.com provides certain types of services.  WWI is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses.  Service expense recorded by the Company was $0 and $558 for the three months ended April 2, 2005 and April 3, 2004, respectively.  These amounts were included in marketing expenses.

11.  Legal

Due to the nature of its activities, the Company is, at times, subject to pending and threatened legal actions that arise out of the normal course of business.  In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

12.  Derivative Instruments and Hedging

The Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt.  In addition, in fiscal 2004, the Company entered into forward and swap contracts to hedge transactions denominated in foreign currencies in order to reduce currency risk associated with fluctuating exchange rates.  These contracts were used primarily to hedge certain foreign currency cash flows and for payments arising from some of the Company’s foreign currency denominated debt obligations.  The Company no longer requires hedges for foreign currency fluctuations.  As of April 2, 2005, the Company held contracts to purchase interest rate swaps with notional amounts totaling $150,000 and to sell interest rate swaps with notional amounts totaling $150,000.  As of April 3, 2004, the Company held currency and interest rate swap contracts to purchase foreign currency and interest rate swaps with notional amounts totaling $209,156.  The Company also held separate foreign currency and interest rate swap contracts to sell foreign currency and interest rate swaps with notional amounts totaling $210,178.  The Company is hedging forecasted transactions for periods not exceeding the next 3 years.  At April 2, 2005, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income will be reclassified to the Statement of Operations within the next 12 months.

As of April 2, 2005 and April 3, 2004, cumulative gains/(losses) for qualifying hedges were reported as a component of accumulated other comprehensive income in the amounts of $1,216, or $1,993 before taxes, and ($173), or ($283) before taxes, respectively.  For the three months ended April 2, 2005 there were no fair value adjustments since all hedges are considered qualifying.  For the three months ended April 3, 2004, fair value adjustments for non-qualifying hedges resulted in a decrease to net income of $202 ($330 before taxes), included within other expense, net.

13.  Comprehensive Income

Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments.  Comprehensive income is as follows:

	April 2,	April 3,
	2005	2004

Net income	$51,628	$36,757
Foreign currency translation adjustments	(229)	(1,122)
Current period changes in fair value of derivatives	1,286	98
Comprehensive income	$52,685	$35,733

14.  Segment Data

Effective with the adoption of FIN 46R in the first quarter of 2004 (See Note 1), the Company now has two reportable operating segments: Weight Watchers International and WeightWatchers.com, its affiliate and licensee.  Since these are two separate and distinct businesses, the financial information for each company is maintained and managed separately.  The results of operations and assets for each of these segments are derived from each company’s financial reporting system.  All intercompany activity is eliminated in consolidation.  Since FIN 46R was adopted as of the last day of the first quarter of 2004, WeightWatchers.com’s results of operations for the three months ended April 3, 2004 have been included in the charge for the cumulative effect of accounting change.  Therefore, only total assets are shown by segment for the three months ended April 3, 2004.

Information about the Company’s reportable operating segments is as follows:

	Three Months Ended April 2, 2005
			Intercompany
	WWI	WW.com	Eliminations	Consolidated
Revenues from external customers	$303,746	$26,252	$—	$329,998
Intercompany revenue	2,633	598	(3,231)	—
Total revenue	306,379	26,850	(3,231)	329,998

Depreciation and amortization	2,042	1,040	—	3,082

Operating income	84,826	5,201	—	90,027
Interest expense, net	4,212	567	(43)	4,736
Other (income)/expense, net	(9,332)	109	9,834	611
Provision for taxes	34,989	1,898	(3,835)	33,052
Net income	54,957	2,627	(5,956)	51,628
Weighted average diluted shares outstanding				104,610
Total assets	$801,914	$27,129	$(7,506)	$821,537

	Three Months Ended April 3, 2004
			Intercompany
	WWI	WW.com	Eliminations	Consolidated
Total assets	$758,467	$13,901	$(10,369)	$761,999

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 that includes additional information about us, our results of operations, our financial position and our cash flows.  Except for historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, in particular, statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” and similar expressions in this Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q to identify forward-looking statements.  We have based these forward-looking statements on our current views with respect to future events and financial performance.  Actual results could differ materially from those projected in the forward-looking statements.  These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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

•      risks associated with general economic conditions; and

•      more aggressive enforcement of existing legislation or regulation or a change in the interpretation of existing legislation or regulation.

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

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Significant Accounting Policies” beginning on page 17 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.  The critical accounting policies affecting us have not changed since January 1, 2005.

RESULTS OF OPERATIONS

Figures are rounded to the nearest one hundred thousand; percentage changes are based on rounded figures.  Attendance percentage changes are based on rounded figures to the nearest thousand.

Impact of FIN 46R

As a result of our adoption of FIN 46R, we began consolidating the results of our affiliate and licensee, WeightWatchers.com, at the beginning of the second quarter 2004.  In the first quarter 2004, we recorded a cumulative charge to reflect the impact to our results of operations had WeightWatchers.com been consolidated since its inception at September 1999.  In the first quarter of 2005, we have consolidated the current period results of WeightWatchers.com.

The table below shows the impact this adoption had on the consolidated income statement for the three months ended April 2, 2005 and April 3, 2004.

	Three months ended April 2, 2005			Three months ended April 3, 2004
		Impact of	Company		Impact of	Company
	WWI	Adopting	Consolidated	WWI	Adopting	Consolidated
	Results	FIN 46R	Results	Results	FIN 46R	Results

Revenues	$306.4	$23.6	$330.0	$281.4	$—	$281.4
Cost of revenues	141.2	6.9	148.1	131.0	—	131.0
Gross profit	165.2	16.7	181.9	150.4	—	150.4

Marketing expenses	53.4	7.7	61.1	46.5	—	46.5
Selling, general and administrative expenses	27.0	3.8	30.8	21.7	—	21.7
Operating income	84.8	5.2	90.0	82.2	—	82.2

Interest expense, net	4.2	0.5	4.7	4.4	—	4.4
Other (income)/expense, net	(9.3)	9.9	0.6	(3.8)	—	(3.8)
Early extinguishment of debt	—	—	—	3.3	—	3.3
Income before taxes and cumulative effect of accounting change	89.9	(5.2)	84.7	78.3	—	78.3

Provision for income taxes	34.9	(1.8)	33.1	29.6	—	29.6
Income before cumulative effect of accounting change	55.0	(3.4)	51.6	48.7	—	48.7
Cumulative effect of accounting change	—	—	—	—	(11.9)	(11.9)
Net income	$55.0	$(3.4)	$51.6	$48.7	$(11.9)	$36.8

Weighted average diluted common shares outstanding	104.6	104.6	104.6	108.6	108.6	108.6

Diluted EPS	$0.53	$(0.04)	$0.49	$0.45	$(0.11)	$0.34

The impact of the consolidation on the three months ended April 2, 2005 is to add $23.6 million in revenues and $16.7 million of gross profit.  Operating income for the quarter increased by $5.2 million after incremental marketing expenses of $7.7 million, and selling, general and administrative expenses of $3.8 million.  Below operating income, loan repayments of $9.8 million made to Weight Watchers International by WeightWatchers.com in the quarter decrease income in consolidation. Since the loan was entirely written off by WWI in 2001, these loan repayments have been recorded as an increase to the income of stand-alone Weight Watchers International; however, since WW.com retained a liability on its balance sheet, the impact to it on a stand-alone basis is to reduce the liability as payments are made.  The elimination of these intercompany transactions in consolidation, therefore, results in a decrease to the income of the consolidated entity.  Interest income of $0.6 million, which Weight Watchers International earned from WeightWatchers.com in the first quarter, is eliminated in the consolidation of intercompany activity.  Our first quarter 2005 diluted earnings per share is reduced $0.04 from $0.53 to $0.49 as a result of the adoption of FIN 46R.

Since FIN 46R was adopted as of the last day of the fiscal quarter ended April 3, 2004 and in accordance with its provisions, we recorded a charge of $11.9 million, including taxes, in the first quarter of 2004.  As indicated above, this charge reflects what the cumulative impact to our results of operations would have been had WeightWatchers.com been consolidated since its inception at September 1999.

Weight Watchers International

The remaining sections of this discussion will address only the results of operations of Weight Watchers International and its majority-owned subsidiaries and will exclude the impact of FIN 46R and the consolidation of WeightWatchers.com.

The chart below compares Weight Watchers International’s results for the three months ended April 2, 2005 to the comparable prior year period.

	April 2,	April 3,	Increase/
	2005	2004	(Decrease)

Revenues	$306.4	$281.4	$25.0
Cost of revenues	141.2	131.0	10.2
Gross profit	165.2	150.4	14.8

Marketing expenses	53.4	46.5	6.9
Selling, general and administrative expenses	27.0	21.7	5.3
Operating income	84.8	82.2	2.6

Interest expense, net	4.2	4.4	(0.2)
Other (income)/expense, net	(9.3)	(3.8)	(5.5)
Early extinguishment of debt	—	3.3	(3.3)
Income before taxes	89.9	78.3	11.6

Provision for income taxes	34.9	29.6	5.3
Net income	$55.0	$48.7	$6.3

Diluted EPS	$0.53	$0.45	$0.08

Net revenues were $306.4 million for the three months ended April 2, 2005, an increase of $25.0 million, or 8.9%, from $281.4 million for the three months ended April 3, 2004.  On a worldwide basis company-owned attendance declined slightly, however; higher meeting fees per attendee throughout drove the 8.9% increase in net revenues.  Compared to the comparable period a year ago, classroom meeting fees increased by $14.7 million, product sales rose $3.5 million, licensing revenues rose $6.5 million and revenue from advertising and other sources increased $0.5 million.  Franchise commissions were slightly below last year’s first quarter as we have continued our franchise acquisition program, adding two more since March 2004.

For the three months ended April 2, 2005, total classroom meeting fees were $195.2 million, an increase of $14.7 million, or 8.1%, from $180.5 million in the three months ended April 3, 2004.  Worldwide attendances were nearly on par with the prior year quarter at 17.9 million (down 0.1%).

In North American company-owned operations (“NACO”), first quarter 2005 classroom meeting fees were $115.4 million, up 7.6% from $107.2 million in last year’s first quarter.  This growth was partially a result of raising prices in approximately 40% of the region.  Including acquisitions, first quarter NACO attendance was 1.6% lower than the prior year period.  NACO organic attendance declined 5.1%, a continually improving trend as compared to the 8.7% decline experienced in the fourth quarter 2004, and declines versus prior year of 13.9% in the third quarter 2004 and 16.7% in the second quarter 2004.  The improving trend in NACO organic attendance in the first quarter has occurred despite a strong January last year and the negative impact this year of an earlier Easter (March 27 versus April 11 last year).  We typically experience a slowdown in attendances in the weeks just before the Easter holiday, and an uptick after the holiday as we launch our Spring advertising campaigns. Note that the organic attendance comparisons above exclude any franchises that were acquired during each comparable period.  We believe that traction from our new TurnAround program, launched last fall, coupled with the decline in the low-carb diet phenomenon, has contributed to the improving attendance trends we are seeing.

International company-owned classroom meeting fees were $79.8 million for the three months ended April 2, 2005, an increase of $6.5 million, or 8.9%, from $73.3 million for the three months ended April 3, 2004.  The growth in meeting fees was driven by an increase in the average meeting fee resulting from lower discounting, a 2% increase in attendances and the favorable impact of foreign currency exchange rates.

Product sales were $89.9 million for the three months ended April 2, 2005, an increase of $3.5 million, or 4.1%, from $86.4 million for the three months ended April 3, 2004.  Domestic product sales increased 5.5% to $44.0 million from $41.7 million in the comparable prior year period, as in-meeting product sales per attendee grew, partially driven by sales of our new line of savory snack products.  Internationally, product sales increased 2.7% to $45.9 million with in-meeting sales growth more than offsetting declines in our by-mail kit sales.

Franchise royalties were $3.8 million domestically and $2.1 million internationally for the three months ended April 2, 2005, down 3.3% in the aggregate versus the first quarter 2004.  We acquired two franchises since the first quarter last year:  the Washington D.C. area during the second quarter of 2004 and Fort Worth during the third quarter of 2004.  Excluding the impact of these acquisitions, domestic franchise royalties rose 2.1%, while international franchise royalties rose 10.3%.

Revenue from licensing, advertising and other sources was $15.4 million for the three months ended April 2, 2005, an increase of $7.0 million, or 83.3%, from $8.4 million for the three months ended April 3, 2004.  Licensing revenues increased $6.5 million, more than double last year’s first quarter, due to our continued focus on introducing a range of Weight Watchers branded licensed products worldwide.  Royalties from our WeightWatchers.com licensee grew 35% to $2.6 million.

Cost of revenues was $141.2 million for the three months ended April 2, 2005, an increase of $10.2 million, or 7.8%, from $131.0 million for the three months ended April 3, 2004.  Gross profit margin in the quarter increased to 53.9% of sales from 53.5% of sales a year ago, a result of increasing the meeting fee in part of NACO and the strong growth we are beginning to experience in our licensing business.

Marketing expenses increased $6.9 million, or 14.8%, to $53.4 million in the three months ended April 2, 2005 from $46.5 million in the three months ended April 3, 2004.  The increase in marketing is primarily driven by timing.  An earlier Easter this year forced some Spring campaign expenses into the first quarter. Last year we experienced more of a spread of marketing expenses between the fourth and first quarters (2003 into 2004).  As a percentage of net revenue, marketing expenses were 17.4% in this year’s first quarter, up from 16.5% in the comparable period last year.

Selling, general and administrative expenses were $27.0 million for the three months ended April 2, 2005, an increase of $5.3 million, or 24.4%, from $21.7 million for the three months ended April 3, 2004.  One of the primary drivers was the impact on the quarter of strengthening our management teams in North America and Continental Europe which began during last year and has been undertaken to drive the growth of our business.  This includes the addition of our new US Corporate Solutions management team who are focused on ways to bring Weight Watchers to larger corporations to meet the needs of their diverse workforces.  Selling, general and administrative expense was 8.8% of revenues in the first quarter of 2005 as compared to 7.7% in the first quarter of 2004.

Operating income was $84.8 million for the three months ended April 2, 2005, an increase of $2.6 million, or 3.2%, from $82.2 million for the three months ended April 3, 2004.  The operating income margin in the first quarter of 2005 was 27.7%, as compared to 29.2% in the first quarter of 2004.

Net interest charges were down slightly to $4.2 million for the three months ended April 2, 2005 as compared to $4.4 million in the three months ended April 3, 2004.

We reported other income of $9.3 million in the three months ended April 2, 2005, as compared to $3.8 million for the three months ended April 3, 2004.  The increase results from an additional $4.9 million loan payment received from WeightWatchers.com this quarter. This year we received one scheduled and one voluntary payment in the quarter, whereas last year only the scheduled payment was made.  Miscellaneous other income, net declined by $0.6 million.

The early extinguishment of pre-existing Term Loans as part of a refinancing in the first quarter 2004 resulted in the recognition in that quarter of $3.3 million of expenses for the write-off of unamortized debt issuance costs and fees associated with the transaction.

Our effective tax rate for the three months ended April 2, 2005 was 38.9% as compared to 37.8% for the three months ended April 3, 2004.  The tax rate increased as a result of a slightly higher proportion of income derived domestically this year, which drives a higher combined rate.

LIQUIDITY AND CAPITAL RESOURCES
WEIGHT WATCHERS CONSOLIDATED

In the first quarter 2004, the quarter before we began fully consolidating WeightWatchers.com, the Statement of Cash Flows includes a single item Impact of Consolidating WeightWatchers.com of $5.7 million, while the Balance Sheet is fully consolidated with the Balance Sheet of WeightWatchers.com.  In the first quarter 2005, both the Statement of Cash Flows and the Balance Sheet are fully consolidated with all intercompany transactions being eliminated.

Sources and Uses of Cash

For the three months ended April 2, 2005, cash and cash equivalents were $50.3 million, an increase of $15.1 million from January 1, 2005.  Cash flows provided by operating activities in the three months of 2005 were $108.1 million, including $8.9 million of cash provided by WeightWatchers.com’s operating activities. Funds used for investing and financing activities combined totaled $92.3 million. Investing activities utilized $2.2 million of cash, primarily for capital expenditures of $1.6 million. $9.8 million of repayments from our equity investment in WeightWatchers.com were eliminated in consolidation.  Cash used for financing activities totaled $90.1 million.  This included the repurchase of 0.4 million shares of our common stock for $15.0 million, consistent with our stock repurchase program (See Part II, Item 2) and a net pay down of debt of $77.8 million.

At April 3, 2004, cash and cash equivalents were $37.4 million, an increase of $13.9 million from January 2004.  During the first quarter 2004, cash flows provided by operating activities were $85.2 million and the net use of funds for investing and financing activities totaled $76.0 million.  Investing activities provided cash of $3.8 million, as $1.0 million of capital expenditures were more than offset by the $4.9 million loan repayment received from WeightWatchers.com.  Cash used for financing activities totaled $79.8 million.  We refinanced our debt in the first quarter, moving a large portion of our term loan credit facility to a revolving credit facility.  During the quarter, we paid down $40.0 of our new revolving debt, made a small scheduled payment on our remaining term loan and repurchased 1.1 million shares of our stock consistent with our authorized stock repurchase program for $42.0 million.  Other activities resulted in a reduction of $2.2 million in cash used for financing activities.

Balance Sheet

Comparing the quarter ended April 2, 2005 balance sheet with that of fiscal year-end 2004 (January 1, 2005), our cash balance of $50.3 million has increased by $15.1 million.  Our working capital deficit at April 2, 2005 was $48.3 million compared to $26.8 million at January 1, 2005.  Excluding cash, the working capital deficit increased by $36.6 million.  Seasonality and timing drove decreases in inventory and prepaids (total $11 million), and higher accounts payable and accrued liabilities (total $20 million).  These combine to increase the working capital deficit by $31 million. In addition, seasonality and growth have resulted in higher deferred revenue for member prepayment purchases which when netted against higher licensing and other receivables increases the working capital deficit by an additional $5 million.

Long Term Debt

Our Credit Facility, as amended, consists of Term Loans and a revolving line of credit (the “Revolver”).  At April 2, 2005, our total debt decreased by $77.7 million to $391.4 million as compared to $469.1 million at January 1, 2005.  The borrowing capacity on our Revolver is $350 million in total, of which approximately $255 million was available at the end of the first quarter 2005.

At April 2, 2005 and January 1, 2005, our debt consisted entirely of variable-rate instruments. The average interest rate on our debt was approximately 4.4% and 4.1% at April 2, 2005 and January 1, 2005, respectively.

The following schedule sets forth our long-term debt obligations (and interest rates) at April 2, 2005:

Long-Term Debt
As of April 2, 2005

		Interest
	Balance	Rate
	(in millions)
Revolver due 2009	$94.0	4.38%
Term Loan B due 2010	148.1	4.79%
Additional Term Loan B due 2010	149.3	4.16%
Total Debt	391.4
Less Current Portion	3.0
Total Long-Term Debt	$388.4

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

On January 9, 2004, Standard & Poor’s confirmed its “BB” rating for our corporate credit and our Credit Facility.  On March 11, 2005, Moody’s assigned a “Ba1” rating for our Term Loan B and Additional Term Loan B and confirmed its “Ba1” rating for the Credit Facility.

The following schedule sets forth our year-by-year debt obligations:

Total Debt Obligation

(Including Current Portion)

As of April 2, 2005

(in millions)

Remainder of 2005	$2.3
2006	3.0
2007	3.0
2008	3.0
2009	308.8
Thereafter	71.3
Total	$391.4

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

Stock Transactions

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock.  The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions.  No shares will be purchased from Artal Luxembourg or its affiliates under the program.  During fiscal 2003 and 2004, we purchased 5.5 million shares of common stock in the open market for a total purchase price of $205.9 million.  During the first quarter of 2005, we purchased 0.4 million shares of common stock in the open market for a total purchase price of $15.0 million.

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

RELATED PARTY TRANSACTIONS

For a discussion of related party transactions affecting us, see “Item 13. Certain Relationships and Related Transactions” beginning on page 50 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.  Other than during the normal course of business, the related party transactions affecting us have not changed since January 1, 2005.

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

Based on trends in our business and in the weight-loss industry, WeightWatchers.com’s seasonality is similar to that of Weight Watchers International. However, whereas WeightWatchers.com’s subscriptions are similar, its revenue tends to appear less seasonal because they amortize subscription revenue over the related subscription period.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which replaces FAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” FAS 123R eliminates the option of using the intrinsic value method to record compensation expense related to stock-based awards to employees and instead requires companies to recognize the cost of such awards based on their grant-date fair value over the related service period of such awards.  In April 2005, the Securities and Exchange Commission approved a new rule that amended the effective date of FAS 123R, whereby we will now be required to adopt this standard beginning in the first quarter of 2006.

In accordance with the provisions of FAS 123R, we have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. We will not restate the results of prior periods. Prior to the effective date of FAS 123R, we will continue to provide the pro forma disclosures for past award grants as required under FAS 123.  We believe the pro forma disclosures in Note 2 to our consolidated financial statements for the year ended January 1, 2005 provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with FAS 123R.  However, the total expense recorded in future periods will depend on several variables, including the number of share-based payment awards that are granted in future periods and the fair value of those awards.

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004 and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. In December 2004, the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA, allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. We are in the process of evaluating the effects of the repatriation provision; however, we do not expect to complete this evaluation until after Congress or the U.S. Treasury Department provides further clarification on key elements of the provision. As such, we have not concluded our analysis to determine whether, and to what extent, we might repatriate foreign earnings. We expect to be in a position to finalize the assessment within a reasonable amount of time after the issuance of clarifying Congressional or U.S. Treasury guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since 100% of our debt is variable rate-based, any changes in market interest rates will cause an equal change in our interest expense associated with our long-term debt. We entered into interest rate swaps to hedge a substantial portion of our variable rate debt, which mitigates a substantial portion of the associated market risk.

For a more detailed discussion of our quantitative and qualitative disclosures about market risks that affect us, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” beginning on page 32 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005. Our exposure to market risks has not changed materially since January 1, 2005.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

Due to the nature of our activities, we are at times subject to pending and threatened legal actions that arise out of the normal course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on our results of operations, financial condition or cash flows.

ITEM 2.                  CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Below is a summary of our stock repurchases during the quarter ended April 2, 2005:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number of	Average	Shares Purchased	that May Yet Be
	Shares	Price Paid	as Part of Publicly	Purchased Under
	Purchased (a)	per Share	Announced Plan (a)	the Plan

January 2 - January 29	—	—	—	$44,104,299
January 30 - February 26	—	—	—	44,104,299
February 27 - April 2	356,100	$42.12	356,100	29,106,844
Total	356,100	$42.12	356,100	$29,106,844

(a)               On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250 million of our outstanding stock. This plan currently has no expiration date.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report under this item.

ITEM 5.                  OTHER INFORMATION

Nothing to report under this item.

ITEM 6.                  EXHIBITS

Exhibit 31.1	Rule 13a-14(a) and Rule 15d-14(a) Certification.

Exhibit 31.2	Rule 13a-14(a) and Rule 15d-14(a) Certification.

Exhibit 32.1*	Certification by Linda Huett, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification by Ann M. Sardini, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 6, 2005	By: /s/ LINDA HUETT
Linda Huett
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 6, 2005	By: /s/ ANN M. SARDINI
Ann M. Sardini
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Rule 13a-14(a) and Rule 15d-14(a) Certification.

Exhibit 31.2	Rule 13a-14(a) and Rule 15d-14(a) Certification.

Exhibit 32.1*	Certification by Linda Huett, President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification by Ann M. Sardini, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.