Form 10-Q
period 2005-07-02
WEIGHT WATCHERS INTERNATIONAL INC
filed 2005-08-11
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

Commission File No.     000-03389

WEIGHT WATCHERS INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Virginia	11-6040273
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11 Madison Avenue, New York, NY 11010

(Address of principal executive offices)         (Zip code)

Registrant’s telephone number, including area code:  (212) 589-2700

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

The number of common shares outstanding as of July 29, 2005 was 103,129,573.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Consolidated Balance Sheets as of July 2, 2005 and January 1, 2005		2

Unaudited Consolidated Statements of Operations for the three months ended July 2, 2005 and July 3, 2004		3

Unaudited Consolidated Statements of Operations for the six months ended July 2, 2005 and July 3, 2004		4

Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the six months ended July 2, 2005 and for the fiscal year ended January 1, 2005		5

Unaudited Consolidated Statements of Cash Flows for the six months ended July 2, 2005 and July 3, 2004		6

Notes to Unaudited Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION		31

Item 1.

Legal Proceedings

		31

Item 2.

Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities

		31

Item 3.

Defaults Upon Senior Securities

		31

Item 4.

Submission of Matters to a Vote of Security Holders

		31

Item 5.

Other Information

		32

Item 6.	Exhibits	32

Signatures

		34

Exhibits

		35

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALACE SHEETS

(IN THOUSANDS)

	July 2,	January 1,
	2005	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$134,271	$35,156
Receivables, net	25,776	21,778
Inventories, net	25,324	32,929
Deferred income taxes	16,763	4,317
Prepaid expenses and other current assets	23,274	31,636
TOTAL CURRENT ASSETS	225,408	125,816

Property and equipment, net	17,215	17,480
Franchise rights acquired	555,976	557,121
Goodwill	52,502	25,125
Trademarks and other intangible assets, net	6,438	5,721
Deferred income taxes	74,531	77,964
Deferred financing costs and other noncurrent assets	6,255	6,959
TOTAL ASSETS	$938,325	$816,186
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Portion of long-term debt due within one year	$3,000	$3,000
Accounts payable	34,516	20,760
Accrued liabilities	80,027	62,252
Dividend payable to Artal Luxembourg, S.A.	304,835	—
Income taxes payable	16,995	34,684
Deferred income taxes	12,545	4,844
Deferred revenue	39,954	27,082
TOTAL CURRENT LIABILITIES	491,872	152,622

Long-term debt	480,625	466,125
Deferred income taxes	27	715
Other	2,048	285
TOTAL LIABILITIES	974,572	619,747

SHAREHOLDERS’ EQUITY / (DEFICIT)
Common stock, $0 par; 1,000,000 shares authorized; 111,988 shares issued and outstanding	—	—
Treasury stock, at cost, 8,704 shares at July 2, 2005 and 9,575 shares at January 1, 2005	(249,804)	(222,547)
Deferred compensation	(9,474)	(233)
Dividend due to Artal Luxembourg, S.A.	(304,835)	—
Retained earnings	522,457	413,425
Accumulated other comprehensive income	5,409	5,794
TOTAL SHAREHOLDERS’ EQUITY / (DEFICIT)	(36,247)	196,439
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY / (DEFICIT)	$938,325	$816,186

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	July 2,	July 3,
	2005	2004
Meeting fees, net	$185,401	$161,944
Product sales and other, net	98,802	80,824
Online subscription fees	28,397	22,124
Revenues, net	312,600	264,892

Cost of meetings, products and other	129,394	116,731
Cost of online subscriptions	6,985	6,315
Cost of revenues	136,379	123,046
Gross profit	176,221	141,846

Marketing expenses	38,411	32,178
Selling, general and administrative expenses	77,322	22,694
Operating income	60,488	86,974

Interest expense, net	4,425	3,891
Other expense, net	1,162	229
Income before income taxes	54,901	82,854

Provision for income taxes	20,429	29,968
Net income	$34,472	$52,886

Earnings Per Share:
Basic	$0.33	$0.50
Diluted	$0.33	$0.49

Weighted average common shares outstanding:
Basic	103,238	105,371
Diluted	104,611	107,716

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended
	July 2,	July 3,
	2005	2004
Meeting fees, net	$380,534	$342,419
Product sales and other, net	207,415	181,716
Online subscription fees	54,649	22,124
Revenues, net	642,598	546,259

Cost of meetings, products and other	270,736	247,687
Cost of online subscriptions	13,721	6,315
Cost of revenues	284,457	254,002
Gross profit	358,141	292,257

Marketing expenses	99,514	78,716
Selling, general and administrative expenses	108,112	44,351
Operating income	150,515	169,190

Interest expense, net	9,161	8,291
Other (income)/expense, net	1,773	(3,504)
Early extinguishment of debt	—	3,254
Income before income taxes and cumulative effect of accounting change	139,581	161,149

Provision for income taxes	53,481	59,565
Income before cumulative effect of account change	86,100	101,584

Cumulative effect of accounting change, net of tax	—	(11,941)
Net income	$86,100	$89,643

Basic Earnings Per Share:
Income before cumulative effect of account change	$0.84	$0.96
Cumulative effect of accounting change, net of tax	—	(0.11)
Net income	$0.84	$0.85

Diluted Earnings Per Share:
Income before cumulative effect of account change	$0.82	$0.94
Cumulative effect of accounting change, net of tax	—	(0.11)
Net income	$0.82	$0.83

Weighted average common shares outstanding:
Basic	102,956	105,692
Diluted	104,718	108,161

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY / (DEFICIT)

(IN THOUSANDS)

						Accumulated	Dividend
						Other	Due to Artal
	Common Stock		Treasury Stock		Deferred	Comprehensive	Luxembourg,	Retained
	Shares	Amount	Shares	Amount	Compensation	Income	S.A.	Earnings	Total

Balance at January 3, 2004	111,988	$—	5,639	$(48,421)	$(214)	$6,266	$—	$223,557	$181,188
Comprehensive Income:
Net income								183,084	183,084
Translation adjustment, net of taxes of ($650)						(673)			(673)
Change in fair value of derivatives accounted for as hedges, net of taxes of ($128)						201			201
Total Comprehensive Income									182,612
Stock options exercised			(732)	2,955				(1,076)	1,879
Tax benifit of stock options exercised								7,678	7,678
Purchase of treasury stock			4,668	(177,081)					(177,081)
Restricted stock issued to employees					(162)			162	—
Compensation expense on restricted stock awards					143				143
Cumulative effect of accounting change								20	20
Balance at January 1, 2005	111,988	$—	9,575	$(222,547)	$(233)	$5,794	$—	$413,425	$196,439
Comprehensive Income:
Net income								86,100	86,100
Translation adjustment, net of taxes of $616						(1,002)			(1,002)
Change in fair value of derivatives accounted for as hedges, net of taxes of ($394)						617			617
Total Comprehensive Income									85,715
Stock options exercised			(1,588)	6,414				(2,943)	3,471
Tax benefit of stock options exercised								20,646	20,646
Exercise of WW.com warrants								(4,261)	(4,261)
Dividend due to Artal Luxembourg, S.A.							(304,835)		(304,835)
Purchase of treasury stock			717	(33,671)					(33,671)
Restricted stock issued to employees					(9,490)			9,490	—
Compensation expense on restricted stock awards					249				249
Balance at July 2, 2005	111,988	$—	8,704	$(249,804)	$(9,474)	$5,409	$(304,835)	$522,457	$(36,247)

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	July 2,	July 3,
	2005	2004

Cash provided by operating activities	$181,427	$146,187

Investing activities:
Capital expenditures	(4,808)	(2,199)
Website development expenditures	(1,213)	(273)
Repayments from equity investment	—	4,917
Cash paid for acquisitions	(58,160)	(31,917)
Other items, net	48	(519)
Cash used for investing activities	(64,133)	(29,991)

Financing activities:
Net decrease in short-term borrowings	(21)	(2,171)
Net proceeds from revolver	16,000	268,000
Payments of long-term debt	(1,500)	(454,930)
Proceeds from new term loan	—	150,000
Premium paid on extinguishment of debt and other costs	—	(321)
Proceeds from stock options exercised	3,471	1,049
Repurchase of treasury stock	(33,671)	(65,457)
Deferred financing costs	—	(2,657)
Cash used for financing activities	(15,721)	(106,487)

Effect of exchange rate changes on cash/cash equivalents and other	(2,458)	(907)
Impact of consolidating WeightWatchers.com	—	5,693
Net increase in cash and cash equivalents	99,115	14,495
Cash and cash equivalents, beginning of period	35,156	23,442
Cash and cash equivalents, end of period	$134,271	$37,937

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.              Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc., its wholly-owned subsidiaries and WeightWatchers.com, Inc. (“WeightWatchers.com” or “WW.com”).  For all periods presented prior to the second quarter 2005, WW.com was consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  As a result of Weight Watchers International’s increased ownership interest in WW.com (see Note 2), beginning with the second quarter 2005, WW.com is consolidated pursuant to Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”

The term “WWI” as used throughout this document is used to indicate Weight Watchers International and its wholly-owned subsidiaries.  The term “the Company” as used throughout this document is used to indicate WWI as well as WeightWatchers.com.  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on management’s best estimates and judgments.  While all available information has been considered, actual amounts could differ from those estimates.  The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments and adjustments required upon adoption of FIN 46R) necessary for a fair statement.

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

Recently Issued Accounting Standards:

In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which replaces FAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.”  FAS 123R eliminates the option of using the intrinsic value method to record compensation expense related to stock-based awards to employees and instead requires companies to recognize the cost of such awards based on their grant-date fair value over the related service period of such awards.  In April 2005, the Securities and Exchange Commission approved a new rule that amended the effective date of FAS 123R for public companies, whereby the Company will now be required to adopt this standard beginning in the first quarter of 2006.

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

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004 and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S.  In December 2004, the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA, allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings.  The Company does not believe this legislation will have a material impact to its results of operations or cash flows.

2.              Acquisitions

Summary

The acquisitions of Weight Watchers of Fort Worth, Inc. and F-W Family Corporation have been accounted for under the purchase method of accounting and, accordingly, earnings have been included in the consolidated operating results of the Company since their dates of acquisition.  Pursuant to a merger agreement effective July 2, 2005, the last day of the second quarter, WWI increased its ownership interest in WW.com from approximately 20% to 53% for a total cash outlay of $136,385.  See further discussion below for the accounting treatment of this transaction.  Details of these acquisitions are outlined below.

Franchise Acquisitions

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

Acquisition of WW.com

On June 13, 2005, Weight Watchers International entered into an agreement to acquire its affiliate, WeightWatchers.com.  WWI increased its ownership interest in WW.com from 20% to 53% as follows: On July 1, 2005, WWI exercised its 6,395 warrants to purchase WW.com common stock for a total price of $45,660; and on July 2, 2005, WWI acquired through a merger of a subsidiary of WWI with WW.com (the “Merger”) 1,126 shares of WW.com common stock owned by the employees of WW.com and other parties not related to Artal Luxembourg, S.A., (“Artal”) for a total price of $28,383 and acquired an additional 2,759 shares of WW.com common stock, representing outstanding stock options then held by WW.com employees, for a total price of $62,342.  On June 13, 2005, WW.com entered into a redemption agreement with Artal (the “Redemption”) to purchase the 12,092 shares of WW.com currently owned by Artal.  Subject to satisfying certain conditions, as outlined in the redemption agreement, WW.com will complete this purchase on December 30, 2005 for a total price of $304,835, the same purchase price per share as that paid by WWI in the Merger.  Upon consummation of the Redemption, WWI will own 100% of WW.com.

The acquisition of the 1,126 shares represented shares owned outright by the employees of WW.com and other parties not related to Artal.  As such, this component of the transaction has been accounted for under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“FAS 141”).  This resulted in an increase to goodwill of $27,346, which represents the excess of the purchase price of $28,383 over the net book value of the assets acquired of $4,262, plus transaction costs of $3,225.  Management is in the process of finalizing the allocation of the purchase price and therefore the current balance for goodwill and other intangible assets is subject to change.

The acquisition of 2,759 shares represented vested and unvested options owned by employees of WW.com.  Because Artal owns approximately 47% of WW.com and is the parent company to WWI, the acquisition of these shares is considered to be a transaction between entities under common control, and therefore, the provisions of FAS 141 are not applicable.  Under the guidance of FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” (“FIN 44”), and Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN 44,” (“EITF 00-23”), the Company was required to record a compensation charge related to the 2,293 vested options of $39,647 in the second quarter 2005.  This amount represents the difference between the purchase price per share and the exercise price per share of the vested options.  The 466 unvested options were exchanged for 134 restricted stock units of WWI, resulting in deferred compensation of $7,214, which will be recorded as compensation expense in future periods as the restricted stock units vest.

In connection with the acquisition of the WW.com shares, WWI also purchased and canceled all 103 outstanding WW.com options held by WWI employees for a total settlement price of $2,415.  Under the guidance of FIN 44 and EITF 00-23, the Company was required to record the full settlement price as a compensation charge in the second quarter 2005.  This charge, coupled with the aforementioned $39,647 compensation charge recorded in connection with the vested options held by WW.com employees, result in a total compensation charge of $42,062, which was recorded as a component of selling, general and administrative expenses.

Because WW.com entered into the Redemption with Artal prior to the end of the second quarter, the Company was required to record the liability associated with this component of the transaction in the second quarter in accordance with the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  Because Artal owns approximately 47% of WW.com, and is the parent company to WWI, the Redemption is considered to be a transaction between entities under common control.  As such, the full redemption amount is recorded as a dividend payable to Artal.

3.              Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company no longer amortizes goodwill or other indefinite lived intangible assets.  The Company performed its annual fair value impairment testing as of January 1, 2005 on its goodwill and other indefinite lived intangible assets and determined that no impairment existed.  Unamortized goodwill is due mainly to the acquisition of the Company by the H.J. Heinz Company in 1978.  For the six months ended July 2, 2005, goodwill increased primarily due to WWI’s increased ownership interest in WW.com (see Note 2).  Management is in the process of finalizing the allocation of the purchase price and therefore the current balance for goodwill and other intangible assets is subject to change.  Franchise rights acquired are due mainly to acquisitions of the Company’s franchised territories.  For the six months ended July 2, 2005, franchise rights acquired decreased due to foreign currency fluctuations.

In accordance with SFAS No. 142, aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $909 and $1,664 for the three and six months ended July 2, 2005, respectively.  Aggregate amortization expense for the three and six months ended July 3, 2004 was $531 and $818, respectively.

The carrying amount of the Company’s finite-lived intangible assets was as follows:

	July 2, 2005		January 1, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Deferred software costs	$5,673	$3,550	$5,050	$3,035
Trademarks	7,917	7,220	7,811	7,098
Non-compete agreement	1,200	1,200	1,200	1,175
Website development costs	8,327	5,454	6,815	4,624
Other	4,106	3,361	4,108	3,331
	$27,223	$20,785	$24,984	$19,263

Estimated amortization expense on the Company’s finite lived intangible assets for the next five fiscal years is as follows:

Remainder of 2005	$1,886
2006	$2,445
2007	$865
2008	$327
2009	$115

4.              Long-Term Debt

The Company’s long-term debt is entirely attributable to WWI.  WeightWatchers.com does not have any credit facilities.

WWI’s Credit Agreement dated as of January 16, 2001 and amended and restated as of December 21, 2001, April 1, 2003, August 21, 2003, January 21, 2004 and supplemented on October 19, 2004 (the “Credit Facility”) consists of Term Loans and a revolving line of credit (“the Revolver”).

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

Due to the early extinguishment of the Term Loans resulting from the January 21 refinancing, the Company recognized expenses of $3,254 for the three months ended April 3, 2004, which included the write-off of unamortized debt issuance costs of $2,933 and $321 of fees associated with the transaction.

On October 19, 2004, WWI supplemented its net borrowing capacity by adding an Additional Term Loan B to its existing Credit Facility in the amount of $150,000.  Coterminous with the previously existing Credit Facility, these funds were initially used to reduce borrowings under WWI’s Revolver, resulting in no increase in WWI’s net borrowing.

On June 24, 2005, WWI amended its Credit Facility to amend certain provisions applicable to the Redemption scheduled for December 30, 2005 (see Note 2).  WW.com anticipates financing the Redemption through credit borrowings.

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

5.              Treasury Stock

On October 9, 2003, the Company, at the direction of WWI’s Board of Directors, authorized a program to repurchase up to $250,000 of the Company’s outstanding common stock.  On June 13, 2005, the Company, at the direction of WWI’s Board of Directors, authorized adding $250,000 to this program.

The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions.  No shares will be purchased from Artal (as described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended January 1, 2005) under the program.  During the six months ended July 2, 2005 and July 3, 2004, respectively, the Company purchased 717 and 1,771 shares of common stock in the open market at a total cost of $33,671 and $65,457, respectively.

6.              Earnings Per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented.  Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Numerator:
Income before cumulative effect of accounting change	$34,472	$52,886	$86,100	$101,584
Cumulative effect of accounting change, net of tax	—	—	—	(11,941)
Net income	$34,472	$52,886	$86,100	$89,643

Denominator:
Weighted-average shares	103,238	105,371	102,956	105,692
Effect of dilutive stock options	1,373	2,345	1,762	2,469
Denominator for diluted EPS- Weighted-average shares	104,611	107,716	104,718	108,161

Basic EPS:
Income before cumulative effect of accounting change	$0.33	$0.50	$0.84	$0.96
Cumulative effect of accounting change, net of tax	—	—	—	(0.11)
Net income	$0.33	$0.50	$0.84	$0.85

Diluted EPS:
Income before cumulative effect of accounting change	$0.33	$0.49	$0.82	$0.94
Cumulative effect of accounting change, net of tax	—	—	—	(0.11)
Net income	$0.33	$0.49	$0.82	$0.83

The number of anti-dilutive stock options excluded from the calculation of weighted average shares for diluted EPS was 7 and 890 for the three months ended July 2, 2005 and July 3, 2004, respectively, and 36 and 383 for the six months ended July 2, 2005 and July 3, 2004, respectively.

7.              Stock Plans

The Company has stock-based employee compensation plans and, as permitted by SFAS No. 123, continues to apply the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans.  Except for costs incurred in connection with the acquisition of WW.com (See Note 2), no compensation expense for employee stock options is reflected in earnings, as all options granted under the plans had an exercise price equal to the market value of the common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Net income, as reported	$34,472	$52,886	$86,100	$89,643

Add:
Total stock-based employee compensation expense as recorded under FIN44 and APB25, net of related tax effect	24,485	—	24,485	—

Deduct:
Total stock-based employee compensation expense determined under the fair value method for all stock option awards, net of related tax effect	(25,016)	(982)	(25,710)	(1,701)

Pro forma net income	$33,941	$51,904	$84,875	$87,942

EPS:
Basic-as reported	$0.33	$0.50	$0.84	$0.85
Basic-pro forma	$0.33	$0.49	$0.82	$0.83

Diluted-as reported	$0.33	$0.49	$0.82	$0.83
Diluted-pro forma	$0.32	$0.48	$0.81	$0.81

8.              Income Taxes

Although consolidated for financial reporting purposes, WWI and WeightWatchers.com are separate tax paying entities.

The effective tax rate for the three and six months ended July 2, 2005 was 37.2% and 38.3%, respectively, on the consolidated results of the Company.  The effective tax rate for the three and six months ended July 3, 2004 was 36.2% and 37.0%, respectively.  For the three and six months ended July 2, 2005, the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes, offset by lower statutory rates in certain foreign jurisdictions and net operating loss carryforwards utilized by WeightWatchers.com.  For the three and six months ended July 3, 2004, the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes, offset by net operating loss carryforwards utilized by WeightWatchers.com.

Due to the consolidation of WeightWatchers.com, the Company has net operating loss carryforwards at July 2, 2005 of approximately $16,653 for federal income tax purposes.  These losses are available to reduce WeightWatchers.com’s future taxable income and will begin to expire at varying amounts after 2019.

9.              Transactions with WeightWatchers.com

WeightWatchers.com was formed on September 22, 1999 to develop and market monthly subscription weight loss plans on the Internet.  WeightWatchers.com provides these weight management products to consumers through paid access to specified areas of its website.  It also provides marketing services to WWI.

For the first quarter of 2004, WWI’s transactions with WeightWatchers.com were not considered intercompany activities and therefore, the income/(expense) resulting from transactions with WW.com has been included in the Company’s consolidated results of operations.  Beginning in the second quarter of 2004 with the adoption of FIN 46R, all transactions with WeightWatchers.com are now considered intercompany activities and therefore, eliminated in consolidation.

Therefore, the Company’s consolidated results for the three and six months ended July 2, 2005 and the three months ended July 3, 2004 contain no income/(expense) related to WWI’s activities with WeightWatchers.com since all such activity was eliminated in consolidation.  However, the Company’s consolidated results for the six months ended July 3, 2004 include the income/(expense) resulting from WWI’s activities with WeightWatchers.com that took place during the first quarter of fiscal 2004.

Loan Agreement:

Pursuant to the amended loan agreement, dated September 10, 2001, between WWI and WeightWatchers.com, WWI provided loans to WeightWatchers.com through fiscal 2001 aggregating $34,500.  By the end of 2001, having reviewed the loan balances quarterly for impairment, WWI recorded a full valuation allowance against the balances.  Beginning on January 1, 2002, the loan bears interest at 13% per year.  This loan has been fully repaid as of July 2, 2004.

Interest income on the WW.com loan recorded by the Company was $949 for the six months ended July 3, 2004.  Other income recorded by the Company resulting from loan repayments was $4,917 for the six months ended July 3, 2004.

Intellectual Property License:

WWI entered into an amended and restated intellectual property license agreement dated September 10, 2001 with WeightWatchers.com.  In fiscal 2002, WWI began earning royalties pursuant to the agreement.  Royalty income recorded by the Company was $1,954 for the six months ended July 3, 2004.  This amount is included in product sales and other, net.

Service Agreement:

Simultaneous with the signing of the amended and restated intellectual property license agreement, WWI entered into a service agreement with WeightWatchers.com under which WeightWatchers.com provides certain types of services.  WWI is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses.  Service expense recorded by the Company was $558 for the six months ended July 3, 2004.  This amount was included in marketing expenses.

Acquisition of WW.com

As described in Note 2, on June 13, 2005, WWI entered into an agreement to acquire its affiliate, WW.com.  WW.com will continue to operate separately, and will continue to be subject to the license agreement and various ancillary agreements related to the sharing of space and resources.

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

11.       Derivative Instruments and Hedging

The Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt.  In addition, in fiscal 2004, the Company entered into forward and swap contracts to hedge transactions denominated in foreign currencies in order to reduce currency risk associated with fluctuating exchange rates.  These contracts were used primarily to hedge certain foreign currency cash flows and for payments arising from some of the Company’s foreign currency denominated debt obligations.  The Company no longer utilizes derivative instruments to hedge against foreign currency fluctuations.  As of July 2, 2005, the Company held contracts to purchase interest rate swaps with notional amounts totaling $150,000 and to sell interest rate swaps with notional amounts totaling $150,000.  As of July 3, 2004, the Company held currency and interest rate swap contracts to purchase foreign currency and interest rate swaps with notional amounts totaling $209,156.  The Company also held separate foreign currency and interest rate swap contracts to sell foreign currency and interest rate swaps with notional amounts totaling $210,335.  The Company is hedging forecasted transactions for periods not exceeding the next 3 years.  At July 2, 2005, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income will be reclassified to the Statement of Operations within the next 12 months.

As of July 2, 2005 and July 3, 2004, cumulative gains/(losses) for qualifying hedges were reported as a component of accumulated other comprehensive income in the amounts of $546, or $896 before taxes, and $55, or $90 before taxes, respectively.  For the three and six months ended July 2, 2005 there were no fair value adjustments recorded in operations since all hedges are considered qualifying.  For the three and six months ended July 3, 2004, fair value adjustments for non-qualifying hedges resulted in an increase/(decrease) to net income of $35, or $58 before taxes, and ($166), or ($273) before taxes, respectively, included within other expense, net.

12.       Comprehensive Income

Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments.  Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Net income	$34,472	$52,886	$86,100	$89,643
Foreign currency translation adjustments	(773)	(858)	(1,002)	(1,980)
Current period changes in fair value of derivatives	(669)	227	617	325
Comprehensive income	$33,030	$52,255	$85,715	$87,988

13.       Segment Data

The Company has two reportable operating segments: Weight Watchers International and WeightWatchers.com.  Since these are two separate and distinct lines of business, the financial information for each company is maintained and managed separately and is captured in separate financial reporting systems.  All intercompany activity is eliminated in consolidation.

Information about the Company’s reportable operating segments is as follows:

	Three Months Ended July 2, 2005
			Intercompany
	WWI	WW.com	Eliminations	Consolidated
REVENUES
Revenues from external customers	$284,203	$28,397	$—	$312,600
Intercompany revenue	2,729	836	(3,565)	—
Total revenue	286,932	29,233	(3,565)	312,600

Depreciation and amortization	1,930	2,043	—	3,973

OPERATING INCOME	94,824	(34,336)	—	60,488
Interest expense, net	4,238	321	(134)	4,425
Other (income)/expense, net	(8,904)	233	9,833	1,162
Provision for taxes	38,702	(14,438)	(3,835)	20,429
Net income	$60,788	$(20,452)	$(5,864)	$34,472
Weighted average diluted shares outstanding				104,611

TOTAL ASSETS	$926,788	$123,693	$(112,156)	$938,325

	Three Months Ended July 3, 2004
			Intercompany
	WWI	WW.com	Eliminations	Consolidated
REVENUES
Revenues from external customers	$242,768	$22,124		$264,892
Intercompany revenue	2,096	632	(2,728)	—
Total revenue	244,864	22,756	(2,728)	264,892

Depreciation and amortization	2,074	624	—	2,698

OPERATING INCOME	82,498	4,519	(43)	86,974
Interest expense, net	3,120	825	(54)	3,891
Other (income)/expense, net	229	—	—	229
Provision for taxes	29,918	50	—	29,968
Net income	$49,231	$3,644	$11	$52,886
Weighted averaged diluted shares outstanding				107,716
TOTAL ASSETS	$774,217	$18,916	$(13,313)	$779,820

Since FIN 46R was adopted as of the last day of the first quarter of 2004, WeightWatchers.com’s results of operations for the three months ended April 2004 were included in the first quarter 2004 charge for the cumulative effect of accounting change. This charge recorded all of the results of WW.com from inception to the end of first quarter 2004. As a result, the Company began consolidating 100% of the results of WeightWatchers.com in the second quarter of 2004, thus the direct measure of profitablility for WeightWatchers.com for the six months ended July 3, 2004 is the same as that for the three months ended July 3, 2004.

	Six Months Ended July 2, 2005
			Intercompany
	WWI	WW.com	Eliminations	Consolidated
REVENUES
Revenues from external customers	$587,949	$54,649	$—	$642,598
Intercompany revenue	5,362	1,434	(6,796)	—
Total revenue	593,311	56,083	(6,796)	642,598

Depreciation and amortization	3,974	3,126	—	7,100

OPERATING INCOME	179,650	(29,135)		150,515
Interest expense, net	8,450	888	(177)	9,161
Other (income)/expense, net	(18,236)	342	19,667	1,773
Provision for taxes	73,691	(12,540)	(7,670)	53,481
Net income	$115,745	$(17,825)	$(11,820)	$86,100
Weighted averaged diluted shares outstanding				104,718

TOTAL ASSETS	$926,788	$123,693	$(112,156)	$938,325

	Six Months Ended July 3, 2004
			Intercompany
	WWI	WW.com	Eliminations	Consolidated
REVENUES
Revenues from external customers	$524,135	$22,124		$546,259
Intercompany revenue	2,096	632	(2,728)	—
Total revenue	526,231	22,756	(2,728)	546,259

Depreciation and amortization	4,138	624	—	4,762

OPERATING INCOME	164,714	4,519	(43)	169,190
Interest expense, net	7,520	825	(54)	8,291
Other (income)/expense, net	(3,504)	—	—	(3,504)
Early extinguishment of debt	3,254	—	—	3,254
Provision for taxes	59,515	50	—	59,565
Income before cumulative effect of accounting change	$97,929	$3,644	$11	$101,584
Weighted averaged diluted shares outstanding				108,161

TOTAL ASSETS	$774,217	$18,916	$(13,313)	$779,820

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

As discussed in Note 2, effective July 2, 2005, WWI increased its ownership in WeightWatchers.com from 20% to 53% by exercising its outstanding warrants to purchase WW.com stock and by acquiring all of the remaining equity interest in WW.com not owned by Artal Luxembourg, S.A. (“Artal”). Because WWI now owns a majority of WW.com and has operating control, the Company now consolidates 100% of the results of WW.com under the traditional rules of consolidation rather than under the provisions of FIN 46R.  The Company had adopted FIN 46R at the beginning of the second quarter 2004. Commencing in the second quarter 2005 and thereafter, quarterly consolidated results of the Company are comparable with respect to the inclusion of WW.com’s results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 2, 2005

Consolidated

On a consolidated basis, revenues for the second quarter were $312.6 million, an increase of $47.7 million or 18.0% versus the second quarter of 2004.  The North America (“NACO”) and Continental Europe meeting businesses, along with strong licensing revenues globally, were the primary drivers.  WeightWatchers.com’s gross online revenues also increased, up 28.5%.

As a result of transaction-related expenses reported in the quarter in conjunction with our acquisition of the non-Artal shares of WW.com, consolidated operating income declined in the period from $87.0 million in 2004 to $60.5 million in 2005.  Absent these expenses, 2005 second quarter operating income was $104.1 million, an increase of 19.7% over the 2004 comparable period.

The table below shows the consolidated second quarter income statements for the three months ended July 2, 2005 and July 3, 2004.  As the table shows, transaction-related expenses, which are part of selling, general and administrative expenses, amount to $43.6 million.  These are comprised primarily of $42.1 million of compensation expenses related to the redemption of WW.com stock options by employees pursuant to the transaction (see Note 2, page 8).  Of this amount, $2.5 million is WWI expense and the remainder is WW.com expense.  A corresponding tax benefit of $17.7 million has also been recorded.

	Three Months Ended July 2, 2005
		Less		Three Months
	Reported	Transaction	Adjusted	Ended	Increase /
	Results	Expenses	Results	July 3, 2004	(Decrease)
Consolidated Results
Revenues	$312.6	$—	$312.6	$264.9	$47.7
Cost of revenues	136.4	—	136.4	123.0	13.4
Gross profit	176.2	—	176.2	141.9	34.3

Marketing expenses	38.4		38.4	32.2	6.2
Selling, general and administrative expenses	77.3	43.6	33.7	22.7	11.0
Operating income	60.5	(43.6)	104.1	87.0	17.1

Interest expense, net	4.4		4.4	3.9	0.5
Other (income)/expense, net	1.2		1.2	0.2	1.0
Income before taxes	54.9	(43.6)	98.5	82.9	15.6

Provision for income taxes	20.4	(17.7)	38.1	30.0	8.1

Net income	$34.5	$(25.9)	$60.4	$52.9	$7.5

Weighted averge diluted common shares outstanding	104.6	104.6	104.6	107.7

Diluted EPS	$0.33	$(0.25)	$0.58	$0.49	$0.09

As a result of the transaction related expenses reported in the quarter, consolidated net income declined from $52.9 million in 2004 to $34.5 million in 2005 and diluted earnings per share declined from $0.49 in 2004 to $0.33 in 2005.  Consolidated net income in the second quarter, excluding transaction expenses was $60.4 million, as compared to $52.9 million a year ago, and diluted earnings per share rose from $0.49 in second quarter 2004 to $0.58 this year.

Weight Watchers International on a Stand-Alone Basis

This section addresses Weight Watchers International on a stand-alone basis, excluding the consolidation of WeightWatchers.com.  The chart below compares Weight Watchers International’s results for the three months ended July 2, 2005 to the comparable prior year period.

	WWI Three Month Results
	July 2,	July 3,	Increase/
	2005	2004	(Decrease)

Revenues	$286.9	$244.9	$42.0
Cost of revenues	129.2	116.7	12.5
Gross profit	157.7	128.2	29.5

Marketing expenses	33.0	26.2	6.8
Selling, general and administrative expenses	29.9	19.5	10.4
Operating income	94.8	82.5	12.3

Interest expense, net	4.2	3.1	1.1
Other (income)/expense, net	(8.9)	0.2	(9.1)
Early extinguishment of debt			—
Income before income taxes	99.5	79.2	20.3

Provision for income taxes	38.7	29.9	8.8
Net income	$60.8	$49.3	$11.5

Diluted EPS	$0.58	$0.46	$0.12

Stand-alone WWI net revenues of $286.9 million for the three months ended July 2, 2005 rose 17.1%, an increase of $42.0 million from $244.9 million for the three months ended July 3, 2004.  Worldwide company-owned attendances increased 6.4% from 15.5 million last year to 16.5 million this year.  The benefit to revenues of the growth in attendances was compounded by higher per attendee meeting fees and product sales.  Compared to the comparable period a year ago, classroom meeting fees increased by $23.5 million and product sales rose $11.6 million.  NACO and Continental Europe were the largest contributors to these increases in the meeting business.  Licensing revenues tripled globally, up $6.6 million.

Worldwide classroom meeting fees for the three months were $185.4 million, up 14.5% from $161.9 million in the second quarter 2004.

In NACO, second quarter 2005 classroom meeting fees were $111.4 million, up 16.1% from $95.9 million in last year’s second quarter.  This growth was primarily driven by an 8.3% increase in attendance and raising prices in approximately 40% of the region.  On an organic basis, excluding the impact of franchises acquired after the beginning of the second quarter 2004, attendance increased 5.3%.  NACO’s organic attendance trends have rebounded into positive territory following a steadily improving trend in performance over the past four quarters.  We believe that dieting consumers are moving back to healthier, more balanced approaches to weight loss, which should continue to benefit our business.

International classroom meeting fees were $74.0 million for the three months ended July 2, 2005, an increase of $8.0 million, or 12.1%, from $66.0 million for the three months ended July 3, 2004.  The growth in meeting fees was driven by a 4.3% increase in attendances, higher average meeting fees resulting from lower discounting, and the favorable impact of foreign currency exchange rates.

Worldwide product sales for the three months of 2005 were $78.9 million up 17.2% from $67.3 million in last year’s second quarter.  In-meeting product sales per attendee posted strong growth domestically and in Continental Europe, up a total 11.5% globally.  In NACO, the strength of new and refreshed consumable and other product lines has driven 14.6% growth in the quarter.  NACO’s product sales increased to $39.3 million in the second quarter of 2005 from $34.3 million in the comparable prior year period.  Internationally, product sales increased 20.0% to $39.6 million.  New product introductions in Continental Europe and Australasia drove increases in product sales per attendee.

Franchise royalties were $3.3 million domestically and $1.8 million internationally for the three months ended July 2, 2005, up 8.5% in the aggregate versus the second quarter 2004.  We have acquired two franchises during the last twelve months:  the Washington D.C. area, during the second quarter of 2004, and Fort Worth, during the third quarter of 2004.  Excluding the impact of these acquisitions, domestic franchise royalties rose 14%, while international franchise royalties rose 11%.

Revenue from licensing, advertising and other sources was $17.5 million for the three months ended July 2, 2005, an increase of $6.7 million, or 62.0%, from $10.8 million for the three months ended July 3, 2004.  Licensing revenues increased $6.6 million to $9.9 million as we continued to broaden and deepen our range of high quality Weight Watchers branded licensed products worldwide. While this increase is partially the result of the reversion to us of licensing royalties that had been paid to HJ Heinz, the majority of the increase is from new licenses and growth.

Cost of revenues for the second quarter 2005 increased at lesser rate than our revenue growth, up 10.7% to $129.2 million from $116.7 million in the second quarter of last year.  Accordingly, our gross profit margin in the quarter increased by 270 basis points to 55.0% of sales from 52.3% of sales a year ago.  NACO’s gross margin rose with higher attendance per meeting, a price increase in 40% of its territories and better product cost. Outside the US, less discounting of our products and the price increase in meeting fees in the UK contributed to our gross margin growth.  We also benefited at the gross margin line from the increase in licensing royalties.

Marketing expenses increased $6.8 million, or 26.0%, to $33.0 million in the three months ended July 2, 2005 from $26.2 million in the three months ended July 3, 2004.  The increase in marketing is driven by initiatives to drive growth in some of our European countries and timing.  As a percentage of revenue, marketing expenses were 11.5% in this year’s second quarter as compared to 10.7% in last year’s second quarter.

Selling, general and administrative expenses were $29.9 million for the three months ended July 2, 2005, an increase of $10.4 million, or 53.3%, from $19.5 million for the three months ended July 3, 2004.  The second quarter G&A includes a $2.5 million WW.com acquisition-related compensation charge.  Further, unlike in 2005, salary expense in 2004 did not include expenses for management and staff bonuses in most of our geographies.  One of the primary drivers of the increase in G&A was the strengthening of our management teams in North America and Continental Europe which began during last year and has been undertaken to drive the growth of our business.  For example, we added a new team to manage our US Corporate Solutions business, which is focused on ways to grow revenue by bringing Weight Watchers to larger corporations to meet the needs of their diverse workforces.  Selling, general and administrative expense was 10.4% of revenues in the second quarter of 2005 as compared to 8.0% in the second quarter of 2004.

Operating income was $94.8 million for the three months ended July 2, 2005, an increase of $12.3 million, or 14.9%, from $82.5 million for the three months ended July 3, 2004.  The operating income margin in the second quarter of 2005 was 33.0%, as compared to 33.7% in the second quarter of 2004.  Excluding transaction-related expenses, the operating income margin was 33.9%.

Net interest charges increased to $4.2 million for the three months ended July 2, 2005 from $3.1 million in the three months ended July 3, 2004, primarily due to higher interest rates.

Other income in the second quarter 2005 was $8.9 million, and was comprised primarily of the final two loan repayments from WW.com.  There were none in last year’s second quarter, which posted other expense of $0.2 million.

Our effective tax rate for the three months ended July 2, 2005 was 38.9% as compared to 37.8% for the three months ended July 3, 2004.  The tax rate increased as a result of a slightly higher proportion of income derived domestically this year, which drives a higher combined rate.

WeightWatchers.com on a Stand-Alone Basis

The table below shows the results of WeightWatchers.com for the three months ended July 2, 2005 as compared to the comparable prior year quarter.

	Three Months Ended July 2, 2005
		Less		Three Months
($Millions	Reported	Transaction	Adjusted	Ended	Increase/
except EPS)	Results	Expenses	Results	July 3, 2004	(Decrease)

Revenues	$29.2	$—	$29.2	$22.8	$6.4

Operating income	$(34.3)	$41.1	$6.8	$4.5	$2.3

Net income	$(20.5)	$24.4	$3.9	$3.6	$0.3

Diluted EPS	$(0.20)	$0.24	$0.04	$0.03	$0.01

Revenues were $29.2 million for the second quarter of 2005, an increase of $6.4 million, or 28.1% from the second quarter of 2004.  This increase was driven principally by 20.8% growth in the active subscriber base (564 thousand on 6/30/2005 versus 467 thousand on 6/30/2004), and a price increase in the United States during Q3 2004.

In the second quarter 2005, WW.com was required to record a transaction related charge in the amount of $41.1 million which consists of a compensation charge of $39.6 million related the settlement of the vested options held by WW.com employees (See Note 2, page 8) plus other transaction-related expenses of $1.5 million.

Operating income, excluding transaction expenses was $6.8 million, which was up 51%, or $2.3 million in the second quarter versus 2004, outpaced revenue growth, and generated a 360 basis point improvement in operating margin.  The margin improvement was driven by the price increase as well as by the operating leverage of the business model despite certain non-recurring expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 2, 2005

As discussed above, effective July 2, 2005, WWI increased its ownership in WW.com from 20% to 53%.  As a result of this transaction, the consolidated results of the Company include certain transaction-related expenses.  The table below shows the consolidated income statements for the six months ended July 2, 2005 and July 3, 2004 on a comparable basis with respect to these transaction expenses.

	Six Months Ended July 2, 2005
		Less		Six Months
	Reported	Transaction	Adjusted	Ended	Increase /
	Results	Expenses	Results	July 3, 2004	(Decrease)
Consolidated Results

Revenues	$642.6	$—	$642.6	$546.3	$96.3
Cost of revenues	284.5	—	284.5	254.0	30.5
Gross profit	358.1	—	358.1	292.3	65.8

Marketing expenses	99.5	—	99.5	78.7	20.8
Selling, general and administrative expenses	108.1	43.6	64.5	44.4	20.1
Operating income	150.5	(43.6)	194.1	169.2	24.9

Interest expense, net	9.2	—	9.2	8.3	0.9
Other (income)/expense, net	1.7	—	1.7	(3.5)	5.2
Early extinguishment of debt	—	—	—	3.3	(3.3)
Income before taxes and cumulative effect of accounting change	139.6	(43.6)	183.2	161.1	22.1

Provision for income taxes	53.5	(17.7)	71.2	59.6	11.6

Income before cumulative effect	86.1	(25.9)	112.0	101.5	10.5

Cumulative effect of accounting change	—	—	—	(11.9)	11.9

Net income	$86.1	$(25.9)	$112.0	$89.6	$22.4

Weighted averge diluted common shares outstanding	104.7	104.7	104.7	108.2

Diluted EPS	$0.82	$(0.25)	$1.07	$0.83	$0.24

On a consolidated basis, revenues for the first half were $642.6 million, an increase of $96.3 million or 17.6% versus last year’s first half.  The NACO and Continental Europe meeting businesses, along with strong licensing revenues globally, were the primary drivers.  Due to the timing of the adoption of FIN 46R, consolidated 2004 first half includes only three months of WW.com results, as compared to the six months which are included in the 2005 consolidated results.   This, along with the growth in the WW.com business, resulted in additional revenues of $29.3 million.

Gross margin as a percent of revenues increased to 55.7% from 53.5% in the first six months of 2004 on the strength of higher pricing, an increase in the licensing business and operating leverage resulting from the WW.com business.  Operating income rose $24.9 million, to $194.1 million excluding transaction expenses, with $9.9 million of this increase resulting from the additional three months of WW.com in 2005.

Consolidated Company net income excluding transaction expenses was $112.0 million in the six months of 2005 up 10.3% as compared to $101.5 million in the same period last year (before the $11.9 million cumulative effect of accounting change recorded at the end of  the first quarter 2004 that resulted from the adoption of FIN 46R with respect to Weight Watchers.com).

Weight Watchers International on a Stand-Alone Basis

                                                The section below addresses the results of Weight Watchers International on a stand-alone basis; excluding the consolidation of WeightWatchers.com.  The chart below compares Weight Watchers International’s results for the six months ended July 2, 2005 to the comparable prior year period.

	WWI Six Month Results
	July 2,	July 3,	Increase/
	2005	2004	(Decrease)

Revenues	$593.3	$526.2	$67.1
Cost of revenues	270.4	247.6	22.8
Gross profit	322.9	278.6	44.3

Marketing expenses	86.5	72.8	13.7
Selling, general and administrative expenses	56.8	41.1	15.7
Operating income	179.6	164.7	14.9

Interest expense, net	8.4	7.5	0.9
Other (income)/expense, net	(18.2)	(3.5)	(14.7)
Early extinguishment of debt		3.3	(3.3)
Income before income taxes	189.4	157.4	32.0

Provision for income taxes	73.7	59.5	14.2
Net income	$115.7	$97.9	$17.8

Diluted EPS	$1.11	$0.91	$0.20

Net revenues were $593.3 million for the six months ended July 2, 2005, an increase of $67.1 million, or 12.8%, from $526.2 million for the six months ended July 3, 2004.  The $67.1 million increase was driven by a $38.1 million increase in classroom meeting fees, a $15.0 million increase in product sales, and a $13.9 million increase in licensing, advertising and other revenue.

For the six months ended July 2, 2005, total classroom meeting fees were $380.5 million, an increase of $38.1 million, or 11.1%, from $342.4 million in the six months ended July 3, 2004.  Total attendances reached 34.5 million versus 33.5 million in the prior year period.  In NACO, first half 2005 classroom meeting fees were $226.8 million, up 11.6% from $203.2 million in last year’s first half.  NACO meeting fee growth was driven by a price increase in approximately 40% of the region and by a 2.9% increase in total NACO attendance in the first half over the prior year comparable period.  NACO organic attendance was virtually flat, continuing its steadily improving trend. (Note that the organic attendance comparisons above exclude any franchises that were acquired during each comparable period.)  With the decline in the low-carb diet phenomenon, we believe that dieting consumers are moving back to healthier, more balanced approaches to weight loss, which should continue to benefit our business.

International company-owned classroom meeting fees were $153.8 million for the six months ended July 2, 2005, an increase of $14.5 million, or 10.4%, from $139.3 million for the six months ended

July 3. 2004.  The growth in meeting fees was primarily driven by attendance growth in Continental Europe, a price increase in the UK, and favorable foreign currency exchange rates.

Product sales were $168.8 million for the six months ended July 2, 2005, an increase of $15.1 million, or 9.8%, from $153.7 million for the six months ended July 3, 2004.  Domestically, product sales rose 9.7% to $83.4 million, as in-meeting product sales per attendee grew, partially driven by sales of our new products lines and refreshed consumable offerings. Internationally, product sales increased 9.8% to $85.4 million, also on the strength of new product introductions.

Revenue from licensing, advertising and other sources was $33.0 million for the six months ended July 2, 2005, an increase of $13.9 million, or 72.8%, from $19.1 million for the six months ended July 3, 2004.  Licensing revenues increased $13.1 million, more than three times that of last year, due to our continued focus on introducing a range of Weight Watchers branded licensed products worldwide. Increase in royalties is partially the result of the reversion to us of licensing royalties that had been paid to HJ Heinz.

Franchise royalties were $7.1 million domestically and $3.9 million internationally for the six months ended July 2, 2005.  Total franchise royalties were $11.0 million, up slightly from $10.9 million in the first half of last year.  Excluding the recently acquired franchises, domestic franchise royalties increased 7.9%, while international franchise royalties rose 10.7%.

Cost of revenues was $270.4 million for the six months ended July 2, 2005, an increase of $22.8 million, or 9.2%, from $247.6 million for the six months ended July 3, 2004.  Gross profit margin of 54.4% of sales in the six months ended July 2, 2005 increased from 52.9% of sales in the comparable period a year ago, a result of increasing the meeting fee in part of NACO, less discounting of product sales and the strong growth we are beginning to experience in our licensing business.

Marketing expenses increased $13.7 million, or 18.8%, to $86.5 million in the six months ended July 2, 2005 from $72.8 million in the six months ended July 3, 2004.  The increase in marketing spend is partially driven by timing.  Last year we experienced more of a spread of marketing expenses between the fourth and first quarter (2003 into 2004).  As a percentage of net revenues, marketing expenses were 14.6% in this year’s first half, as compared to 13.8% in the comparable period last year.

Selling, general and administrative expenses were $56.8 million for the six months ended July 2, 2005, an increase of $15.7 million, or 38.1%, from $41.2 million for the six months ended July 3, 2004.  One of the primary drivers was the impact of strengthening our management teams in North America and Continental Europe which began during last year and has been undertaken to drive the growth of our business.  This includes the addition of our new US Corporate Solutions management team who are focused on ways to bring Weight Watchers to larger corporations to meet the needs of their diverse workforces. 2005 G&A includes a $2.5 million transaction related compensation charge. Further, salary expense in 2004 did not include expenses for management and staff bonuses in most of our geographies.  Selling, general and administrative expenses as a percentage of revenues were 9.6% in the first half of 2005 as compared to 7.8% in the first half of 2004.

Operating income was $179.6 million for the six months ended July 2, 2005, an increase of $14.9 million, or 9.0%, from $164.7 million for the six months ended July 3, 2004.  The operating income margin in the first half of 2005 was 30.3%, as compared to 31.3% in the first half of 2004.

Net interest charges were up 12.0% or $0.9 million to $8.4 million for the six months ended July 2, 2005 as compared to $7.5 million in the six months ended July 3, 2004.  The increase was primarily due to higher interest rates, partially offset by the reduction in interest expense due to the redemption of our remaining high yield debt in October 2004 and slightly lower average debt balances this year as compared to last year.

For the six months ended July 2, 2005, we reported other income of $18.2 million as compared to $3.5 million for the six months ended July 3, 2004.  The increase in other income of $14.7 million is due to three additional loan payments received from WeightWatchers.com in the first half of 2005.

As a result of the refinancing of our Credit Facility, which we undertook in the first quarter of 2004 in order to move a large portion of our fixed Term Loans to Revolver, $3.3 million of expenses were recorded.  These expenses associated with the early extinguishment of pre-existing Term Loans included the write-off of unamortized debt issuance costs from prior refinancings and the recognition of fees associated with this refinancing transaction.

LIQUIDITY AND CAPITAL RESOURCES

WEIGHT WATCHERS CONSOLIDATED

At July 2, 2005 and January 1, 2005, the balance sheets of WW.com are fully consolidated with WWI’s, and therefore the consolidated balance sheets for both periods are comparable with respect to WW.com.

For the six months ended July 2, 2005, the statement of cash flows for WW.com is fully consolidated with WWI’s.  However, for the six months ended July 3, 2004, the statement of cash flows for WW.com was only fully consolidated for the three months ended July 3, 2004.  For the three months ended April 3, 2004, the cash flows for WW.com were reflected on a single line entitled Impact of Consolidating WeightWatchers.com in the amount of $5.7 million.

Sources and Uses of Cash

For the six months ended July 2, 2005, cash and cash equivalents were $134.3 million, an increase of $99.1 million from January 1, 2005.  Cash flows provided by operating activities in the six months of 2005 were $181.4 million, including $20.3 million of cash provided by WeightWatchers.com’s operating activities. Funds used for investing and financing activities combined totaled $79.8 million. Investing activities utilized $64.1 million of cash, primarily for expenditures of $58.2 million for the acquisition of our increased ownership of WW.com and $4.8 million of capital expenditures.  Cash used for financing activities totaled $15.7 million.  This included the repurchase of 0.7 million shares of our common stock for $33.7 million, pursuant to our stock repurchase program (See Part II, Item 2) offset by net proceeds from borrowings of $14.5 million.  At July 2, 2005, WW.com’s balance sheet cash was $96.2 million.

At July 3, 2004, cash and cash equivalents were $37.9 million, an increase of $14.5 million from January 3, 2004.  During the first half 2004, cash flows provided by operating activities were $146.2 million and the net use of funds for investing and financing activities totaled $136.5 million.  Investing activities used cash of $30.0 million, primarily comprised of the $30.5 million cash paid for the acquisition of our Washington D.C area franchise.  Cash used for financing activities totaled $106.5 million.  We refinanced our debt in the first quarter, moving a large portion of our term loan credit facility to a revolving credit facility.  During the first half, we paid down $42.0 million of our new revolving debt, made a small scheduled payment on our remaining term loan and repurchased 1.8 million shares of our stock pursuant to our stock repurchase program for $65.5 million.

Balance Sheet

Comparing the balance sheet at July 2, 2005 with that of January 1, 2005, our cash balance of $134.3 million has increased by $99.1 million.  Our working capital deficit at July 2, 2005 was $266.5 million compared to $26.8 million at January 1, 2005.

Excluding cash, the working capital deficit increased by $338.8 million, primarily as a result of WW.com’s future redemption obligation pursuant to the agreement reached on June 13, 2005 to purchase the remaining WW.com shares from Artal in the amount of $304.8 million.  Seasonality and timing drove decreases in inventory and prepaids (total $16.0 million), and higher accounts payable and accrued expenses (total $31.5 million).  These combined to increase the working capital deficit by $47.5 million.  In addition, seasonality and growth have resulted in higher deferred revenue for member prepayment purchases of $12.9 million.  These amounts were offset by changes in income taxes and receivables totaling $26.4 million.

Long Term Debt

Our Credit Facility, as amended, consists of Term Loans and a revolving line of credit (the “Revolver”).  At July 2, 2005, our total debt increased by $14.5 million to $483.6 million as compared to $469.1 million at January 1, 2005.  The borrowing capacity on our Revolver is $350 million in total, of which approximately $161.3 million was available at the end of the second quarter 2005.

At July 2, 2005 and January 1, 2005, our debt consisted entirely of variable-rate instruments. The average interest rate on our debt was approximately 5.6% and 4.1% at July 2, 2005 and January 1, 2005, respectively.

The following schedule sets forth our long-term debt obligations (and interest rates) at July 2, 2005:

Long-Term Debt

As of July 2, 2005

		Interest
	Balance	Rate
	(in millions)
Revolver due 2009	$187.0	6.68%
Term Loan B due 2010	147.7	5.18%
Additional Term Loan B due 2010	148.9	4.65%
Total Debt	483.6
Less Current Portion	3.0
Total Long-Term Debt	$480.6

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

The following schedule sets forth our year-by-year debt obligations:

Total Debt Obligation
(Including Current Portion)
As of July 2, 2005
(in millions)
Remainder of 2005	$1.5
2006	3.0
2007	3.0
2008	3.0
2009	401.8
Thereafter	71.3
Total	$483.6

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

As described in Note 2, page 8, WWI increased its ownership interest in WW.com from approximately 20% to 53% for a total cash outlay of $136.4 million, including $107.9 million paid to WW.com and $28.5 million paid to the non-Artal shareholders.

Stock Transactions

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock.  On June 13, 2005, our Board of Directors authorized adding $250.0 million to this program.

The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions.  No shares will be purchased from Artal Luxembourg or its affiliates under the program.  During fiscal  2003 and 2004, we purchased 5.5 million shares of common stock in the open market for a total purchase price of $205.9 million.  During the first half of 2005, we purchased 0.7 million shares of common stock in the open market for a total purchase price of $33.7 million.

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

RELATED PARTY TRANSACTIONS

For a discussion of related party transactions affecting us, see “Item 13. Certain Relationships and Related Transactions” beginning on page 50 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.  Other than during the normal course of business and the acquisition of WW.com as discussed in Note 2 and elsewhere, the related party transactions affecting us have not changed since January 1, 2005.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which replaces FAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” FAS 123R eliminates the option of using the intrinsic value method to record compensation expense related to stock-based awards to employees and instead requires companies to recognize the cost of such awards based on their grant-date fair value over the related service period of such awards.  In April 2005, the Securities and Exchange Commission approved a new rule that amended the effective date of FAS 123R for public companies, whereby we will now be required to adopt this Standard beginning in the first quarter of 2006.

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

The American Jobs Creation Act of 2004 (the “AJCA”) was enacted on October 22, 2004 and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. In December 2004, the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA, allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. We do not believe this legislation will have a material impact to our results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                       CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Below is a summary of our stock repurchases during the quarter ended July 2, 2005:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number of	Average	Shares Purchased	that May Yet Be
	Shares	Price Paid	as Part of Publicly	Purchased Under
	Purchased (a)	per Share	Announced Plan (a)	the Plan

April 3, 2005 - May 7, 2005	—	—	—	$29,106,844
May 8, 2005 - June 4, 2005	—	—	—	29,106,844
June 5, 2005 - July 2, 2005	361,235	$51.69	361,235	260,434,020
Total	361,235	$51.69	361,235	$260,434,020

(a)          On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250 million of our outstanding common stock.  This plan currently has no expiration date.  On June 13, 2005, our Board of Directors authorized adding $250 million to this program.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on Friday, April 29, 2005 in Garden City, New York, at which time the following matters were submitted to a vote of the shareholders:

(a)          Votes regarding the election of three Directors for a term expiring in 2008 were as follows:

Term expiring in 2008	For	Withheld
Raymond Debbane	97,167,937	1,625,059
John F. Bard	97,450,517	1,342,479
Jonas M. Fagjenbaum	97,167,346	1,625,650

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term expiring in 2006
Marsha Johnson Evans
Sacha Lainovic
Christopher J. Sobecki

Term expiring in 2007
Linda Huett
Philippe J. Amouyal
Sam K. Reed

(b)         Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005 were as follows:

For	Against	Abstentions	Non-votes
98,562,167	164,244	66,585	0

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit 10.1	Agreement and Plan of Merger, by and among Weight Watchers International, Inc., Weight Watchers.com, Inc. and SCW Merger Sub, Inc. dated as of June 13, 2005.

Exhibit 10.2	Redemption Agreement, by and among Artal Luxembourg, S.A., WeightWatchers.com Inc., and Weight Watchers International, Inc., dated as of June 13, 2005.

Exhibit 10.3	Principal Stockholders Agreement among Weight Watchers International, Inc., WeightWatchers.com, Inc. and Artal Luxembourg, S.A., dated as of June 13, 2005.

Exhibit 10.4	Amendment, dated as of July 1, 2005, to the Corporate Agreement, dated as of November 5, 2001, by and between Weight Watchers International, Inc. and Artal Luxembourg, S.A.

Exhibit 10.5	Amendment to Weight Watchers International, Inc. 2004 Stock Incentive Plan

Exhibit 10.6

First Amendment, dated as of June 24, 2005, to the Fifth Amended and Restated Credit Agreement, dated as of January 21, 2004, among Weight Watchers International, Inc., certain lenders thereto, Credit Suisse First Boston, as the syndication agent under the Credit Facility and the Bank of Nova Scotia, as the administrative agent and lead arranger for the additional facility under the Supplement.

Exhibit 31.1	Rule 13a-14(a) and Rule 15d-14(a) Certification.

Exhibit 31.2	Rule 13a-14(a) and Rule 15d-14(a) Certification.

Exhibit 32.1*	Certification by Linda Huett, President and Chief Executive Officer, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2*	Certification by Ann M. Sardini, Chief Financial Officer, pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying: this Quarterly Report on form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date:	August 11, 2005	By: /s/	LINDA HUETT
Linda Huett
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 11, 2005	By: /s/	ANN M. SARDINI
Ann M. Sardini
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1	Agreement and Plan of Merger, by and among Weight Watchers International, Inc., Weight Watchers.com, Inc. and SCW Merger Sub, Inc. dated as of June 13, 2005.

Exhibit 10.2	Redemption Agreement, by and among Artal Luxembourg, S.A., WeightWatchers.com Inc., and Weight Watchers International, Inc., dated as of June 13, 2005.

Exhibit 10.3	Principal Stockholders Agreement among Weight Watchers International, Inc., WeightWatchers.com, Inc. and Artal Luxembourg, S.A., dated as of June 13, 2005.

Exhibit 10.4	Amendment, dated as of July 1, 2005, to the Corporate Agreement, dated as of November 5, 2001, by and between Weight Watchers International, Inc. and Artal Luxembourg, S.A.

Exhibit 10.5	Amendment to Weight Watchers International, Inc. 2004 Stock Incentive Plan

Exhibit 10.6

First Amendment, dated as of June 24, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of January 21, 2004, among Weight Watchers International, Inc., certain lenders thereto, Credit Suisse First Boston, as the syndication agent under the Credit Facility and the Bank of Nova Scotia, as the administrative agent and lead arranger for the additional facility under the Supplement.

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