Form 10-Q
period 2005-10-01
WEIGHT WATCHERS INTERNATIONAL INC
filed 2005-11-10
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

The number of common shares outstanding as of October 31, 2005 was 103,055,345.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALACE SHEETS

(IN THOUSANDS)

	October 1,	January 1,
	2005	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,041	$35,156
Receivables, net	26,503	21,778
Inventories, net	26,386	32,929
Deferred income taxes	13,517	4,317
Prepaid expenses and other current assets	21,503	31,636
TOTAL CURRENT ASSETS	140,950	125,816

Property and equipment, net	19,687	17,480
Franchise rights acquired	556,410	557,121
Goodwill	52,437	25,125
Trademarks and other intangible assets, net	7,503	5,721
Deferred income taxes	67,612	77,964
Deferred financing costs and other noncurrent assets	6,064	6,959
TOTAL ASSETS	$850,663	$816,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$3,000	$3,000
Accounts payable	26,019	20,760
Accrued liabilities	71,146	62,252
Dividend payable to Artal Luxembourg, S.A.	304,835	—
Income taxes payable	18,326	34,684
Deferred income taxes	12,531	4,844
Deferred revenue	42,729	27,082
TOTAL CURRENT LIABILITIES	478,586	152,622

Long-term debt	358,875	466,125
Deferred income taxes	308	715
Other	1,699	285
TOTAL LIABILITIES	839,468	619,747

SHAREHOLDERS’ EQUITY
Common stock, $0 par; 1,000,000 shares authorized; 111,988 shares issued and outstanding	—	—
Treasury stock, at cost, 8,649 shares at October 1, 2005 and 9,575 shares at January 1, 2005	(257,775)	(222,547)
Deferred compensation	(9,386)	(233)
Dividend due to Artal Luxembourg, S.A.	(304,835)	—
Retained earnings	576,704	413,425
Accumulated other comprehensive income	6,487	5,794
TOTAL SHAREHOLDERS’ EQUITY	11,195	196,439
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$850,663	$816,186

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	October 1,	October 2,
	2005	2004
Meeting fees, net	$152,377	$143,314
Product sales and other, net	77,380	79,826
Online revenues	27,726	22,775
Revenues, net	257,483	245,915

Cost of meetings, products and other	108,916	114,007
Cost of online subscriptions	6,395	6,627
Cost of revenues	115,311	120,634
Gross profit	142,172	125,281

Marketing expenses	27,851	26,444
Selling, general and administrative expenses	29,658	25,019
Operating income	84,663	73,818

Interest expense, net	5,308	4,388
Other expense/(income), net	126	(162)
Early extinguishment of debt	—	1,010
Income before income taxes	79,229	68,582

Provision for income taxes	29,777	18,350
Net income	$49,452	$50,232

Earnings Per Share:
Basic	$0.48	$0.48
Diluted	$0.47	$0.47

Weighted average common shares outstanding:
Basic	103,227	104,439
Diluted	104,336	106,696

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended
	October 1,	October 2,
	2005	2004
Meeting fees, net	$532,911	$485,733
Product sales and other, net	284,795	261,542
Online subscription fees	82,375	44,899
Revenues, net	900,081	792,174

Cost of meetings, products and other	379,652	361,694
Cost of online subscriptions	20,116	12,942
Cost of revenues	399,768	374,636
Gross profit	500,313	417,538

Marketing expenses	127,365	105,160
Selling, general and administrative expenses	137,770	69,370
Operating income	235,178	243,008

Interest expense, net	14,469	12,679
Other expense/(income), net	1,899	(3,666)
Early extinguishment of debt	—	4,264
Income before income taxes and cumulative effect of accounting change	218,810	229,731

Provision for income taxes	83,258	77,915
Income before cumulative effect of account change	135,552	151,816

Cumulative effect of accounting change, net of tax	—	(11,941)
Net income	$135,552	$139,875

Basic Earnings Per Share:
Income before cumulative effect of account change	$1.32	$1.44
Cumulative effect of accounting change, net of tax	—	(0.11)
Net income	$1.32	$1.33

Diluted Earnings Per Share:
Income before cumulative effect of account change	$1.30	$1.41
Cumulative effect of accounting change, net of tax	—	(0.11)
Net income	$1.30	$1.30

Weighted average common shares outstanding:
Basic	103,046	105,274
Diluted	104,610	107,704

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY

(IN THOUSANDS)

	Common Stock		Treasury Stock		Deferred	Accumulated Other Comprehensive	Dividend Due to Artal Luxembourg,	Retained
	Shares	Amount	Shares	Amount	Compensation	Income	S.A.	Earnings	Total

Balance at January 3, 2004	111,988	$—	5,639	$(48,421)	$(214)	$6,266	$—	$223,557	$181,188
Comprehensive Income:
Net income								183,084	183,084
Translation adjustment, net of taxes of ($650)						(673)			(673)
Change in fair value of derivatives accounted for as hedges, net of taxes of ($128)						201			201
Total Comprehensive Income									182,612
Stock options exercised			(732)	2,955				(1,076)	1,879
Tax benefit of stock options exercised								7,678	7,678
Purchase of treasury stock			4,668	(177,081)					(177,081)
Restricted stock issued to employees					(162)			162	—
Compensation expense on restricted stock awards					143				143
Cumulative effect of accounting change								20	20
Balance at January 1, 2005	111,988	$—	9,575	$(222,547)	$(233)	$5,794	$—	$413,425	$196,439
Comprehensive Income:
Net income								135,552	135,552
Translation adjustment, net of taxes of $432						(597)			(597)
Change in fair value of derivatives accounted for as hedges, net of taxes of ($825)						1,290			1,290
Total Comprehensive Income									136,245
Issuance of treasury stock under employee stock plans			(1,813)	7,323				(3,383)	3,940
Tax benefit of stock options exercised								24,581	24,581
Exercise of WW.com warrants								(4,261)	(4,261)
Dividend due to Artal Luxembourg, S.A.							(304,835)		(304,835)
Purchase of treasury stock			887	(42,551)					(42,551)
Restricted stock granted to employees					(10,790)			10,790	—
Compensation expense on restricted stock awards					1,637				1,637
Balance at October 1, 2005	111,988	$—	8,649	$(257,775)	$(9,386)	$6,487	$(304,835)	$576,704	$11,195

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	October 1,	October 2,
	2005	2004

Cash provided by operating activities	$255,788	$214,978

Investing activities:
Capital expenditures	(9,434)	(3,609)
Website development expenditures	(2,222)	(982)
Repayments from equity investment	—	4,916
Cash paid for acquisitions	(75,997)	(61,881)
Other items, net	(1,788)	(1,310)
Cash used for investing activities	(89,441)	(62,866)

Financing activities:
Net decrease in short-term borrowings	238	(1,300)
Net (payments)/proceeds from revolver	(105,000)	308,000
Payments of long-term debt	(2,250)	(455,305)
Proceeds from new term loan	—	150,000
Repayment of high-yield loan	—	(15,541)
Premium paid on extinguishment of debt and other costs	—	(1,331)
Proceeds from settlement of hedge	—	1,255
Proceeds from stock options exercised	4,384	1,325
Repurchase of treasury stock	(42,551)	(121,009)
Deferred financing costs	—	(2,706)
Cash used for financing activities	(145,179)	(136,612)

Effect of exchange rate changes on cash/cash equivalents and other	(3,283)	(850)
Impact of consolidating WeightWatchers.com	—	5,693
Net increase in cash and cash equivalents	17,885	20,343
Cash and cash equivalents, beginning of period	35,156	23,442
Cash and cash equivalents, end of period	$53,041	$43,785

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.              Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc., its wholly-owned subsidiaries and WeightWatchers.com, Inc. (“WeightWatchers.com” or “WW.com”), its majority-owned subsidiary.  For all periods presented prior to the second quarter 2005, WW.com was consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  As a result of Weight Watchers International’s increased ownership interest in WW.com (see Note 2), beginning with the second quarter 2005, WW.com is consolidated pursuant to Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”

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

Recently Issued Accounting Standards:

In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which replaces FAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.”  FAS 123R eliminates the option of using the intrinsic value method to record compensation expense related to stock-based awards granted to employees and instead requires companies to recognize the cost of such awards based on their grant-date fair value over the related service period of such awards.  In April 2005, the Securities and Exchange Commission approved a new rule that amended the effective date of FAS 123R for public companies, and the Company will now be required to adopt this standard beginning in the first quarter of 2006.

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

2.              Acquisitions

Summary

The acquisitions of certain assets of Weight Watchers of Fort Worth, Inc. and F-W Family Corporation have been accounted for under the purchase method of accounting and, accordingly, earnings have been included in the consolidated operating results of the Company since their dates of acquisition.  Details of these acquisitions are outlined below.  In addition, pursuant to a merger agreement effective July 2, 2005, the last day of the second quarter, WWI increased its ownership interest in WW.com from approximately 20% to approximately 53% for a total cash outlay of $136,385.  See further discussion below for the accounting treatment of this transaction.

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

Acquisition of WW.com

On June 13, 2005, Weight Watchers International entered into an agreement to acquire its affiliate, WeightWatchers.com, and WW.com entered into a redemption agreement with Artal (the “Redemption”) to purchase the 12,092 shares of WW.com currently owned by Artal.  WWI increased its ownership interest in WW.com from approximately 20% to approximately 53% as follows: on July 1, 2005, WWI exercised its 6,395 warrants to purchase WW.com common stock for a total price of $45,660; and on July 2, 2005, WWI acquired through a merger of a subsidiary of WWI with WW.com (the “Merger”), 1,126 shares of WW.com common stock owned by the employees of WW.com and other parties not related to Artal Luxembourg, S.A. (“Artal”) for a total price of $28,383, and acquired an additional 2,759 shares of WW.com common stock, representing outstanding stock options then held by WW.com employees, for a total price of $62,342.

Subject to satisfying certain conditions, as outlined in the redemption agreement, WW.com will complete the redemption of Artal’s 12,092 shares in December 2005 for a total price of $304,835, the same purchase price per share as that paid by WWI in the Merger.  Upon consummation of the Redemption, WWI will own 100% of WW.com.

The acquisition of the 1,126 shares represented shares owned outright by the employees of WW.com and other parties not related to Artal.  This component of the transaction has been accounted for under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“FAS 141”).  The acquisition of these shares resulted in an increase to goodwill of $27,346, which represents the excess of the purchase price of $28,383 over the net book value of the assets acquired plus transaction costs.  Management is in the process of finalizing the allocation of the purchase price and therefore the current balance for goodwill and other intangible assets is subject to change.

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

In connection with the acquisition of the WW.com shares, WWI also purchased and canceled all 103 outstanding WW.com options held by WWI employees for a total settlement price of $2,415.  Under the guidance of FIN 44 and EITF 00-23, the Company was required to record the full settlement price as a compensation charge in the second quarter 2005.  This charge, coupled with the aforementioned $39,647 compensation charge recorded in connection with the vested options held by WW.com employees, resulted in a total compensation charge of $42,062, which was recorded as a component of selling, general and administrative expenses in the second quarter 2005.

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

3.     Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company no longer amortizes goodwill or other indefinite lived intangible assets.  The Company performed its annual fair value impairment testing as of January 1, 2005 on its goodwill and other indefinite lived intangible assets and determined that no impairment existed.  Unamortized goodwill is due mainly to the acquisition of the Company by the H.J. Heinz Company in 1978 and the aforementioned transactions with WW.com.  For the nine months ended October 1, 2005, goodwill increased primarily due to WWI’s increased ownership interest in WW.com (see Note 2).  Management is in the process of finalizing the allocation of the purchase price and therefore the current balance for goodwill and other intangible assets is subject to change.  Franchise rights acquired are due mainly to acquisitions of the Company’s franchised territories.  For the nine months ended October 1, 2005, franchise rights acquired decreased due to foreign currency fluctuations.

In accordance with SFAS No. 142, aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $991 and $2,655 for the three and nine months ended October 1, 2005, respectively.  Aggregate amortization expense for the three and nine months ended October 2, 2004 was $577 and $1,510, respectively.

The carrying amount of the Company’s finite-lived intangible assets was as follows:

	October 1, 2005		January 1, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Deferred software costs	$6,785	$3,876	$5,050	$3,035
Trademarks	8,021	7,285	7,811	7,098
Non-compete agreement	1,200	1,200	1,200	1,175
Website development costs	9,036	6,007	6,815	4,624
Other	4,225	3,396	4,108	3,331
	$29,267	$21,764	$24,984	$19,263

Estimated amortization expense on the Company’s finite lived intangible assets for the next five fiscal years is as follows:

Remainder of 2005	$1,123
2006	$3,407
2007	$1,339
2008	$456
2009	$137

4.     Long-Term Debt

The Company’s long-term debt is entirely attributable to WWI.  As of October 1, 2005, WeightWatchers.com does not have any credit facilities.

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

Due to the early extinguishment of the Term Loans resulting from the January 21, 2004 refinancing, the Company recognized expenses of $3,254 for the three months ended April 3, 2004, which included the write-off of unamortized debt issuance costs of $2,933 and $321 of fees associated with the transaction.

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

On June 24, 2005, WWI amended certain provisions of its Credit Facility to allow for the Redemption, as described in Note 2, scheduled for December 2005.  In furtherance of the Redemption, WW.com signed a commitment letter on November 2, 2005 to borrow approximately $220,000.

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

The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions.  No shares will be purchased from Artal (as described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended January 1, 2005) under the program.  During the nine months ended October 1, 2005 and October 2, 2004, respectively, the

Company purchased 887 and 3,227 shares of common stock in the open market at a total cost of $42,551 and $121,009, respectively.

From October 9, 2003 through October 1, 2005, the Company purchased 6,339 shares of common stock in the open market for a total cost of $248,447.  This included 784 shares purchased in the fourth quarter of 2003 for a total price of $28,815 and 1,440 shares purchased in the fourth quarter of 2004 for a total price of $56,072.

6.     Earnings Per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented.  Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Numerator:
Income before cumulative effect of accounting change	$49,452	$50,232	$135,552	$151,816
Cumulative effect of accounting change, net of tax	—	—	—	(11,941)
Net income	$49,452	$50,232	$135,552	$139,875

Denominator:
Weighted-average shares	103,227	104,439	103,046	105,274
Effect of dilutive stock options	1,109	2,257	1,564	2,430
Denominator for diluted EPS - Weighted-average shares	104,336	106,696	104,610	107,704

Basic EPS:
Income before cumulative effect of accounting change	$0.48	$0.48	$1.32	$1.44
Cumulative effect of accounting change, net of tax	—	—	—	(0.11)
Net income	$0.48	$0.48	$1.32	$1.33

Diluted EPS:
Income before cumulative effect of accounting change	$0.47	$0.47	$1.30	$1.41
Cumulative effect of accounting change, net of tax	—	—	—	(0.11)
Net income	$0.47	$0.47	$1.30	$1.30

The number of anti-dilutive stock options excluded from the calculation of weighted average shares for diluted EPS was 12 and 372 for the three months ended October 1, 2005 and October 2, 2004, respectively, and 58 and 377 for the nine months ended October 1, 2005 and October 2, 2004, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net income, as reported	$49,452	$50,232	$135,552	$139,875

Add:
Total stock-based employee compensation expense as recorded under FIN44 and APB25, net of related tax effect	861	—	25,500	—

Deduct:
Total stock-based employee compensation expense determined under the fair value method for all stock-based awards, net of related tax effect	(1,863)	(1,176)	(28,162)	(2,877)

Pro forma net income	$48,450	$49,056	$132,890	$136,998

EPS:
Basic-as reported	$0.48	$0.48	$1.32	$1.33
Basic-pro forma	$0.47	$0.47	$1.29	$1.30

Diluted-as reported	$0.47	$0.47	$1.30	$1.30
Diluted-pro forma	$0.46	$0.46	$1.27	$1.27

8.     Income Taxes

Although consolidated for financial reporting purposes, WWI and WeightWatchers.com are separate tax paying entities.

On the consolidated results of the Company, the effective tax rate for the three and nine months ended October 1, 2005 was 37.6% and 38.1%, respectively.  The effective tax rate for the three and nine months ended October 2, 2004 was 26.8% and 33.9%, respectively.  For the three and nine months ended October 1, 2005, the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes, offset by lower statutory rates in certain foreign jurisdictions and net operating loss carryforwards utilized by WeightWatchers.com.  For the three and nine months ended October 2, 2004, the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes, offset by net operating loss carryforwards utilized by WeightWatchers.com (for which a full valuation allowance had been recorded) and the reversal of a $5,500 accrued tax liability recorded as a result of WWI’s September 29, 1999 recapitalization and stock repurchase transaction with its former parent, H.J. Heinz Company.

Due to the consolidation of WeightWatchers.com, the Company has net operating loss carryforwards at October 1, 2005 of approximately $13,391 for federal income tax purposes.  These losses are available to reduce WeightWatchers.com’s future taxable income and will begin to expire at varying amounts after 2019.  Upon completion of the Redemption, WW.com will cease to become a separate tax paying entity.  Therefore, subject to certain limitations, the Company is expected to fully utilize these NOL carryforwards.  As such, the tax benefit and deferred tax asset associated with the net operating loss carryforwards has been recorded.

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

Therefore, the Company’s consolidated results for the three and nine months ended October 1, 2005 and the three months ended October 2, 2004 contain no income/(expense) related to WWI’s activities with WeightWatchers.com since all such activity was eliminated in consolidation.  However, the Company’s consolidated results for the nine months ended October 2, 2004 include the income/(expense) resulting from WWI’s activities with WeightWatchers.com that took place during the first quarter of fiscal 2004.

As described in Note 2, on June 13, 2005, WWI entered into an agreement to acquire WeightWatchers.com.  Effective July 2, 2005, WWI increased its ownership in WeightWatchers.com from approximately 20% to approximately 53% by exercising its outstanding warrants to purchase WW.com stock and by acquiring all of the remaining equity interest in WW.com not owned by Artal.

Loan Agreements:

Pursuant to the amended loan agreement, dated September 10, 2001, between WWI and WeightWatchers.com, WWI provided loans to WeightWatchers.com through fiscal 2001 aggregating $34,500.  By the end of 2001, having reviewed the loan balances quarterly for impairment, WWI recorded a full valuation allowance against the balances.  Beginning on January 1, 2002, the loan bears interest at 13% per year.  This loan has been fully repaid as of July 2, 2005.

Interest income on the WW.com loan recorded by the Company was $949 for the nine months ended October 2, 2004.  Other income recorded by the Company resulting from loan repayments was $4,917 for the nine months ended October 2, 2004.

On August 22, 2005, WWI borrowed $70,000 from WeightWatchers.com pursuant to a note bearing interest at LIBOR plus 1.70% (the “Note”).  WWI expects to repay the Note in December 2005 prior to consummation of the Redemption transaction by WW.com.

Intellectual Property License:

WWI entered into an amended and restated intellectual property license agreement dated September 10, 2001 with WeightWatchers.com.  In fiscal 2002, WWI began earning royalties pursuant to the agreement.  Royalty income recorded by the Company was $1,954 for the nine months ended October 2, 2004.  This amount is included in product sales and other, net.

Service Agreement:

Simultaneous with the signing of the amended and restated intellectual property license agreement, WWI entered into a service agreement with WeightWatchers.com under which WeightWatchers.com provides certain types of services.  WWI is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses.  Service expense recorded by the Company was $558 for the nine months ended October 2, 2004.  This amount was included in marketing expenses.

Ancillary Agreements:

In addition to the license agreement and service agreement, WWI and WW.com entered into various ancillary agreements in the normal course of business related to the sharing of space, financial, legal and administrative services, and resources.

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

11.       Derivative Instruments and Hedging

The Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt.  In addition, in fiscal 2004, the Company entered into forward and swap contracts to hedge transactions denominated in foreign currencies in order to reduce currency risk associated with fluctuating exchange rates.  These contracts were used primarily to hedge certain foreign currency cash flows and for payments arising from some of the Company’s foreign currency denominated debt obligations.  The Company no longer utilizes derivative instruments to hedge against foreign currency fluctuations.  As of October 1, 2005, the Company held contracts to purchase interest rate swaps with notional amounts totaling $150,000 and to sell interest rate swaps with notional amounts totaling $150,000.  As of October 2, 2004, the Company held contracts to purchase interest rate swaps with notional amounts totaling $200,000 and to sell interest rate swaps with notional amounts totaling $200,000.  The Company is hedging forecasted transactions for periods not exceeding the next 3 years.  At October 1, 2005, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income will be reclassified to the Statement of Operations within the next 12 months.

As of October 1, 2005 and October 2, 2004, cumulative gains/(losses) for qualifying hedges were reported as a component of accumulated other comprehensive income in the amounts of $1,220, or $1,999 before taxes, and ($10), or ($17) before taxes, respectively.  In the third quarter of 2004, the Company discontinued certain of its cash flow hedges that were associated with the euro-denominated Notes extinguished in this period.  As such, the Company recorded net gains of $16 to other (income/expense), net in the three months ended October 2, 2004.  In addition, the Company recorded net proceeds of $1,255 from the gain on settlement in cash from financing activities in the statement of cash flows for the nine months ended October 2, 2004, as cash flows from hedge transactions are classified in a manner consistent with the item being hedged.  The ineffective portion of changes in fair values for qualifying cash flow hedges was not material.  For the three and nine months ended October 1, 2005 there were no fair value adjustments recorded in operations since all hedges are considered qualifying.  For the three and nine months ended October 2, 2004, fair value adjustments for non-qualifying hedges resulted in a decrease to net income of $590, or $967 before taxes, and $756, or $1,240 before taxes, respectively, included within other expense, net.

12.  Comprehensive Income

Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments.  Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net income	$49,452	$50,232	$135,552	$139,875
Foreign currency translation adjustments	405	377	(597)	(1,603)
Current period changes in fair value of derivatives	673	(65)	1,290	260
Comprehensive income	$50,530	$50,544	$136,245	$138,532

13.  Segment Data

The Company has two reportable operating segments: WWI and WeightWatchers.com.  Since these are two separate and distinct lines of business, the financial information for each company is maintained and managed separately and is captured in separate financial reporting systems.  All intercompany activity is eliminated in consolidation. For the first quarter of 2004, WWI’s transactions with WeightWatchers.com were not considered intercompany activities.

Information about the Company’s reportable operating segments is as follows:

	Three Months Ended October 1, 2005
			Intercompany
	WWI	WW.com	Eliminations	Consolidated
REVENUES
Revenues from external customers	$229,757	$27,726	$—	$257,483
Intercompany revenue	2,681	795	(3,476)	—
Total revenue	232,438	28,521	(3,476)	257,483

Depreciation and amortization	2,106	989	—	3,095

OPERATING INCOME	74,223	10,440	—	84,663
Interest expense, net				5,308
Other (income)/expense, net				126
Provision for taxes				29,777
Net income				$49,452

TOTAL ASSETS	$918,988	$114,814	$(183,139)	$850,663

	Three Months Ended October 2, 2004
			Intercompany
	WWI	WW.com	Eliminations	Consolidated
REVENUES
Revenues from external customers	$223,140	$22,775	$—	$245,915
Intercompany revenue	2,170	508	(2,678)	—
Total revenue	225,310	23,283	(2,678)	245,915

Depreciation and amortization	2,104	585	—	2,689

OPERATING INCOME	67,607	6,211	—	73,818
Interest expense, net				4,388
Other (income)/expense, net				(162)
Early extinguishment of debt				1,010
Provision for taxes				18,350
Net income				$50,232

TOTAL ASSETS	$801,334	$19,342	$(10,902)	$809,774

Since FIN 46R was adopted as of the last day of the first quarter of 2004, WeightWatchers.com’s results of operations for the three months ended April 2004 were included in the first quarter 2004 charge for the cumulative effect of accounting change. This charge recorded all of the results of WW.com from inception to the end of first quarter 2004. As a result, the Company began consolidating 100% of the results of WeightWatchers.com in the second quarter of 2004, thus the direct measure of profitability for WeightWatchers.com for the nine months ended October 2, 2004 only includes their results of operations beginning with the second quarter of 2004.

	Nine Months Ended October 1, 2005
			Intercompany
	WWI	WW.com	Eliminations	Consolidated
REVENUES
Revenues from external customers	$817,706	$82,375	$—	$900,081
Intercompany revenue	8,043	2,229	(10,272)	—
Total revenue	825,749	84,604	(10,272)	900,081

Depreciation and amortization	6,078	3,513	—	9,591

OPERATING INCOME	253,873	(18,695)	—	235,178
Interest expense, net				14,469
Other (income)/expense, net				1,899
Provision for taxes				83,258
Net income				$135,552

TOTAL ASSETS	$918,988	$114,814	$(183,139)	$850,663

	Nine Months Ended October 2, 2004
			Intercompany
	WWI	WW.com	Eliminations	Consolidated
REVENUES
Revenues from external customers	$747,275	$44,899	$—	$792,174
Intercompany revenue	4,266	1,140	(5,406)	—
Total revenue	751,541	46,039	(5,406)	792,174

Depreciation and amortization	6,242	1,209	—	7,451

OPERATING INCOME	232,321	10,730	(43)	243,008
Interest expense, net				12,679
Other (income)/expense, net				(3,666)
Early extinguishment of debt				4,264
Provision for taxes				77,915
Income before cumulative effect of accounting change				$151,816

TOTAL ASSETS	$801,334	$19,342	$(10,902)	$809,774

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

•                  risks associated with general economic conditions and consumer confidence; and

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

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies” beginning on page 17 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.  The critical accounting policies affecting us have not changed since January 1, 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 1, 2005

As discussed in Note 2 to the “Notes to Unaudited Consolidated Financial Statements,” effective July 2, 2005, WWI increased its ownership in WeightWatchers.com from approximately 20% to approximately 53% by exercising its outstanding warrants to purchase WW.com stock and by acquiring all of the remaining equity interest in WW.com not owned by Artal. Because WWI now owns a majority of WW.com and has operating control, the Company now consolidates 100% of the results of WW.com under the traditional rules of consolidation rather than under the provisions of FIN 46R.  The Company had adopted FIN 46R at the beginning of the second quarter 2004. Commencing in the second quarter 2005 and thereafter, quarterly consolidated results of the Company are comparable with respect to the inclusion of WW.com’s results.

Net revenues of $257.5 million for the three months ended October 1, 2005 rose 4.7%, an increase of $11.6 million from $245.9 million for the three months ended October 2, 2004.  Classroom meeting fees increased $9.1 million, the result of higher meeting fees per attendee.  This increase was offset by a 1.1% decline in worldwide company-owned attendances from 13.8 million last year to 13.6 million this year.  Licensing revenues increased $5.3 million, on-line revenues rose $4.9 million and franchise commissions increased $0.4 million.  Product sales declined $7.2 million from $67.3 million in last year’s third quarter to $60.1 million this year as did publishing, advertising, and other revenue, down $0.9 million.

For the quarter, worldwide classroom meeting fees were $152.4 million, an increase of $9.1 million or 6.4% from $143.3 million.  In North American company-owned operations (“NACO”), third quarter 2005 classroom meeting fees were $95.7 million, up 12.1% from $85.4 million in last year’s third quarter.  This growth was driven by a 2.5% increase in attendance, price rises in the standard weekly fee which were taken in approximately 58% of NACO, and higher sales of prepayment plans.

International classroom meeting fees were $56.7 million for the three months ended October 1, 2005, a decrease of $1.2 million, or 2.1%, from $57.9 million for the three months ended October 2, 2004.  The decline in meeting fees was driven by a 5.3% decline in attendances.  The UK was responsible for the decline in international attendances, posting a 9.8% decline to 2.7 million attendances.  The decline in UK attendance was partially offset by higher average meeting fees resulting from a price increase taken in January.

Worldwide product sales for the three months of 2005 were $60.1 million down $7.2 million from $67.3 million in last year’s third quarter.  In the third quarter 2004, in both our NACO and Continental Europe regions we introduced new innovations and as is typical with a new innovation we experienced a spike in the sales of enrollment products.  As a result, in NACO, we experienced a decrease in product sales in 2005 of $4.9 million, or 10.9% per attendee.  Internationally we experienced a $2.3 million decline.

Online revenues from our WeightWatchers.com segment grew 21.5% to $27.7 million in this year’s third quarter from $22.8 million in the prior year quarter.  The growth was a result of a 12.8% increase in active end-of-period subscribers coupled with a price increase taken in July 2004 which continues to have a positive impact since then current subscribers were grand-fathered with the old pricing.

Franchise royalties were $3.1 million domestically and $1.5 million internationally for the three months ended October 1, 2005, up 7.0% in the aggregate versus the third quarter 2004.

Other revenue, comprised primarily of licensing and our publications, was $12.7 million for the three months ended October 1, 2005, an increase of $4.5 million, or 54.9%, from $8.2 million for the three months ended October 2, 2004.  Licensing revenues increased $5.3 million to $9.2 million driven by the continued growth of our licensees around the world and the benefit of third party license royalties which reverted to us at the end of September 2004.

While our revenues for the quarter increased, our cost of revenues for the third quarter 2005 decreased 4.4% to $115.3 million from $120.6 million in the third quarter of last year.  Accordingly, our gross profit margin in the quarter increased by 420 basis points to 55.2% of sales from 51.0% of sales a year ago.  Price increases in the US and UK meeting business and in online subscription fees were partially responsible.  In addition, unlike last year, there were no direct innovation related expenses in this year’s third quarter.  Operationally, we have benefited from better inventory management and fast growth of the WeightWatchers.com business.  The scalability of WeightWatchers.com’s business model drives margin expansion as revenues grow.

Marketing expenses increased $1.5 million, or 5.7%, to $27.9 million in the three months ended October 1, 2005 from $26.4 million in the three months ended October 2, 2004.  The increase is primarily from our UK business where we increased spending on research to better understand our members’ response to our Habit Swap innovation, while holding our media spend to maintain our message in the marketplace.  As a percentage of revenue, marketing expenses were 10.8% in this year’s third quarter as compared to 10.7% in last year’s third quarter.

Selling, general and administrative expenses were $29.6 million for the three months ended October 1, 2005, an increase of $4.5 million, or 17.9%, from $25.1 million for the three months ended October 2, 2004.  Selling, general and administrative expenses were 11.5% of revenues in the third quarter of 2005 as compared to 10.2% in the third quarter of 2004.  There were two items related to the acquisition of WeightWatchers.com that increased third quarter 2005 G&A:  compensation expense related to restricted stock units issued to WW.com employees as redemption for unvested options and expenses associated with the relocation of WW.com’s headquarters for a total of $1.6 million.  The remaining increase of $2.9 million, or 11.6%, from the third quarter last year was driven by the full year effect of the strengthening of our management teams in the US and Continental Europe.

Operating income was $84.7 million for the three months ended October 1, 2005, an increase of $10.9 million, or 14.8%, from $73.8 million for the three months ended October 2, 2004.  The operating income margin in the third quarter of 2005 was 32.9%, up 290 basis points from 30.0% in the third quarter of 2004, with WeightWatchers.com contributing 90 basis points to this increase.

Net interest charges increased to $5.3 million for the three months ended October 1, 2005 from $4.4 million in the three months ended October 2, 2004.  While our level of debt decreased as compared to the third quarter of last year, the increase in market interest rates caused an overall increase in interest expense this quarter versus last quarter.

As a result of the repurchase and retirement of the remaining balance of our 13% Senior Subordinated Notes in the third quarter of 2004, $1.0 million of expenses were recorded last year related to tender premiums associated with this redemption.

Our effective tax rate for the three months ended October 1, 2005 was 37.6% as compared to 26.8% for the three months ended October 2, 2004.  We recorded a tax benefit in the third quarter of last year by reversing a $5.5 million accrued tax liability recorded as a result of the September 1999 recapitalization and stock purchase transaction with our former parent, H.J. Heinz Company.  Additionally, WeightWatchers.com benefited in the third quarter of last year due to the utilization of net operating loss carryforwards in the prior year period, for which a full valuation allowance had been recorded.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 1, 2005

Due to the timing of the adoption of FIN 46R, our 2004 consolidated results include only six months of WW.com, as compared to the nine months which are included in our 2005 results.  The impact of consolidating WW.com this year represented $24.3 million, $17.6 million and $5.6 million of the increase in total revenues, gross profit and operating income, respectively, as described in more detail below.

As a result of the July 2, 2005 transaction, which increased WWI’s ownership in WW.com from approximately 20% to approximately 53%, the consolidated results of the Company for the nine months ended October 1, 2005 include certain transaction-related expenses which were recorded in the second and third quarters of 2005.  The table below shows the consolidated income statements for the nine months ended October 1, 2005 and October 2, 2004 on a comparable basis adjusted for these 2005 transaction expenses.

	Nine Months Ended October 1, 2005
			Reported
		Less	Results Less	Nine Months
	Reported	Transaction	Transaction	Ended	Increase /
	Results	Expenses	Expenses	October 2, 2004	(Decrease)
Consolidated Results
Revenues	$900.1	$—	$900.1	$792.2	$107.9
Cost of revenues	399.8	—	399.8	374.7	25.1
Gross profit	500.3	—	500.3	417.5	82.8

Marketing expenses	127.4	—	127.4	105.2	22.2
Selling, general and administrative expenses	137.7	46.4	91.3	69.3	22.0
Operating income	235.2	(46.4)	281.6	243.0	38.6

Interest expense, net	14.5	—	14.5	12.7	1.8
Other (income)/expense, net	1.9	—	1.9	(3.7)	5.6
Early extinguishment of debt	—	—	—	4.3	(4.3)
Income before taxes and cumulative effect of accounting change	218.8	(46.4)	265.2	229.7	35.5

Provision for income taxes	83.2	(18.8)	102.0	77.9	24.1
Income before cumulative effect of accounting change	135.6	(27.6)	163.2	151.8	11.4

Cumulative effect of accounting change	—	—	—	(11.9)	11.9

Net income	$135.6	$(27.6)	$163.2	$139.9	$23.3

Weighted averge diluted common shares outstanding	104.6	104.6	104.6	107.7

Diluted EPS	$1.30	$(0.24)	$1.56	$1.30	$0.26

Net revenues were $900.1 million for the nine months ended October 1, 2005, an increase of $107.9 million, or 13.6%, from $792.2 million for the nine months ended October 2, 2004.  The $107.9 million increase was driven by a $47.2 million increase in classroom meeting fees, a $37.5 million increase in online subscription fees of which $26.3 million was attributable to the first quarter of 2004 which, as mentioned above was not included in the consolidated results for the nine months ended October 2, 2004, an $18.4 million increase in licensing, and a $7.8 million increase in product sales.  Other revenues, which include franchise commissions, publishing and advertising declined a net $1.0 million.  Due to the timing of the adoption of FIN 46R, our 2004 consolidated results included one quarter of WW.com royalty income of $2.0 million.

For the nine months ended October 1, 2005, total classroom meeting fees were $532.9 million, an increase of $47.2 million, or 9.7%, from $485.7 million in the nine months ended October 2, 2004.  Total attendances reached 48.1 million versus 47.2 million in the prior year period.  In NACO, classroom meeting fees for the nine months ended October 1, 2005 were $322.5 million, up 11.7% from $288.6 million in the comparable period last year.  NACO meeting fee growth was primarily driven by a price increase in approximately 40% of the region for a full nine months and by a 2.8% increase in NACO attendance over the prior year comparable period.

International company-owned classroom meeting fees were $210.4 million for the nine months ended October 1, 2005, an increase of $13.3 million, or 6.7%, from $197.1 million for the nine months ended October 2, 2004.  The growth in meeting fees was primarily driven by attendance growth in Continental Europe, a price increase in the UK, and favorable foreign currency exchange rates.

Product sales were $228.9 million for the nine months ended October 1, 2005, an increase of $7.8 million, or 3.5%, from $221.1 million for the nine months ended October 2, 2004.  Domestically, product sales rose 2.1% to $114.2 million in the nine months ended October 1, 2005. Domestic product sales grew 9.6% in the first half of the year, partially driven by sales of our new products lines and refreshed consumable offerings.  In the third quarter, domestic product sales declined 13.7% as a result of the innovation driven spike in product sales in last year’s third quarter. Internationally, product sales increased 4.9% to $114.7 million, also on the strength of new product introductions.

Online revenues were $82.4 million for the nine months ended October 1, 2005 as compared to $44.9 million in the comparable period last year.  Due to the timing of the adoption of FIN 46R, our 2004 consolidated results include only six months of WW.com results, as compared to the nine months which are included in our 2005 results.  The additional quarter of WW.com included in the consolidation this year represented $26.3 million of the increase in revenues, while the growth in the WW.com business for the comparable six months comprised the remaining $11.2 million increase.  The growth in WW.com’s business was due to a 12.8% increase in active end-of-period subscribers coupled with a price increase taken in July 2004.

Other revenue, comprised primarily of licensing and our publications, was $40.3 million for the nine months ended October 1, 2005, an increase of $15.1 million, or 59.9%, from $25.2 million for the nine months ended October 2, 2004.  Licensing revenues increased $18.4 million, or 189.6%, due to the continued growth of our licensees around the world as well as the benefit from the third party license royalties which reverted to us from our former parent H.J. Heinz Company at the end of September 2004.  Additionally, as mentioned above, our 2004 consolidated results included $2.0 million of WW.com royalty income, due to the timing of the adoption of FIN 46R.

Franchise royalties were $10.2 million domestically and $5.5 million internationally for the nine months ended October 1, 2005.  Total franchise royalties were $15.7 million, up slightly from $15.3 million in the first nine months of last year.  Excluding the recently acquired franchises, domestic franchise royalties increased 8.3%, while international franchise royalties rose 10.3%.

Cost of revenues was $399.8 million for the nine months ended October 1, 2005, an increase of $25.2 million, or 6.7%, from $374.6 million for the nine months ended October 2, 2004.  Gross profit margin of 55.6% of sales in the nine months ended October 1, 2005 increased from 52.7% of sales in the comparable period a year ago, a result of increasing the meeting fee in part of NACO and the UK, the price increase taken by WW.com in July 2004, less frequent discounting of product sales and the strong growth in our licensing business.

Marketing expenses increased $22.2 million, or 21.1%, to $127.4 million in the nine months ended October 1, 2005 from $105.2 million in the nine months ended October 2, 2004.  The increase in marketing spend is partially driven by timing.  Last year we experienced more of a spread of marketing expenses between the fourth and first quarter (2003 into 2004).  The consolidation of an additional quarter of WW.com this year as compared to last year contributed approximately $8.3 million toward this increase.  As a percentage of net revenues, marketing expenses were 14.2% in this year’s first nine months, as compared to 13.3% in the comparable period last year.

Selling, general and administrative expenses were $137.8 million for the nine months ended October 1, 2005, an increase of $68.4 million from $69.4 million for the nine months ended October 2, 2004.  Selling, general and administrative expenses as a percentage of revenues were 15.3% in the first nine months of 2005 as compared to 8.8% in the first nine months of 2004.  During the second and third quarters of 2005, we recorded $46.4 million of expenses related to the acquisition of the additional ownership interest in WeightWatchers.com.  These expenses primarily related to compensation charges associated with the buyout of employee stock options and expenses associated with the relocation of WeightWatchers.com headquarters.  Excluding these expenses, selling, general and administrative expense increased $22.0 million or 31.7% over the comparable period last year, and from 8.8% of revenues last year to 10.1% of revenues this year.  One of the primary drivers was the impact of strengthening our management teams in North America and Continental Europe which began during last year and has been undertaken to drive the growth of our business.  Further, staff bonuses in most of our geographies were recorded at a much lower rate in 2004 as compared to 2005.  The consolidation of an additional quarter of WW.com this year as compared to last year comprised approximately $3.7 million of the increase.

Operating income was $235.2 million for the nine months ended October 1, 2005, an increase of $7.8 million, or 3.2%, from $243.0 million for the nine months ended October 2, 2004.  The operating income margin in the first nine months of 2005 was 26.1%, as compared to 30.7% in the first nine months of 2004.  Excluding the aforementioned transaction related expenses, operating income rose $38.6 million or 15.9% from last year and the adjusted operating income margin was 31.3%.

Net interest charges were up 14.2% or $1.8 million to $14.5 million for the nine months ended October 1, 2005 as compared to $12.7 million in the nine months ended October 2, 2004.  This increase was due to higher interest rates, partially offset by the reduction in interest expense due to the redemption of our remaining high yield debt in October 2004 and by slightly lower average debt balances this year as compared to last year.

For the nine months ended October 1, 2005, we reported other expense of $1.9 million as compared to other income of $3.7 million for the nine months ended October 2, 2004.  The variance of $5.6 million is primarily due to a first quarter 2004 loan repayment from WW.com of $4.9 million.

As a result of the refinancing of the Credit Facility, which we undertook in the first quarter of 2004 in order to move a large portion of our fixed Term Loans to the Revolver, and the repurchase and retirement of the remaining balance of our 13% Senior Subordinated Notes in the third quarter of 2004, $4.3 million of expenses were recorded.  These expenses associated with the early extinguishment of debt included the write-off of unamortized debt issuance costs from prior refinancings and the recognition of fees associated with these refinancing transactions.

Our effective tax rate for the nine months ended October 1, 2005 was 38.1% as compared to 33.9% for the nine months ended October 2, 2004.  We recorded a tax benefit in the third quarter of last year by reversing a $5.5 million accrued tax liability recorded as a result of the September 1999 recapitalization and stock purchase transaction with our former parent, H.J. Heinz Company.  Additionally, WeightWatchers.com benefited in the third quarter of last year from the utilization of net operating loss carryforwards for which a full valuation allowance had previously been recorded.

LIQUIDITY AND CAPITAL RESOURCES

At October 1, 2005 and January 1, 2005, the balance sheets of WW.com are fully consolidated with WWI’s, and therefore the consolidated balance sheets for both periods are comparable with respect to WW.com.

For the nine months ended October 1, 2005, the statement of cash flows for WW.com is fully consolidated with WWI’s.  However, for the nine months ended October 2, 2004, the statement of cash flows for WW.com was fully consolidated only for the six months ended October 2, 2004.  For the first quarter of 2004 (three months ended April 3, 2004), the cash flows for WW.com were reflected on a single line entitled Impact of Consolidating WeightWatchers.com in the amount of $5.7 million.

Sources and Uses of Cash

For the nine months ended October 1, 2005, cash and cash equivalents were $53.0 million, an increase of $17.9 million from January 1, 2005.  Cash flows provided by operating activities in the nine months of 2005 were $255.8 million, including $39.6 million of cash utilized by WeightWatchers.com’s operating activities. Funds used for investing and financing activities combined totaled $234.6 million. Investing activities utilized $89.4 million of cash, including $76.0 million for the acquisition of our increased ownership of WW.com and $9.4 million of capital expenditures.  Cash used for financing activities totaled $145.2 million.  This included the net paydown of debt of $107.3 million and the repurchase of 0.9 million shares of our common stock for $42.6 million, pursuant to our stock repurchase program (See Part II, Item 2).

At October 2, 2004, cash and cash equivalents were $43.8 million, an increase of $20.4 million from January 3, 2004.  Cash flows provided by operating activities were $215.0 million and the net use of funds for investing and financing activities totaled $199.5 million.  Investing activities used cash of $62.9 million, primarily comprised of the $60.5 million cash paid for the acquisitions of our Fort Worth and Washington D.C. area franchises.  Cash used for financing activities totaled $136.6 million.  During this period, we repurchased 3.2 million shares of our common stock for $121.0 million, pursuant to our stock repurchase program.  Our net paydown of debt was $14.0 million over the nine month period ended October 2, 2004, including the impact of refinancings that took place in January 2004 and the retirement of the remainder of our Senior Subordinated Notes in the third quarter of 2004.

Balance Sheet

Comparing the balance sheet at October 1, 2005 with that of January 1, 2005, our cash balance of $53.0 million increased by $17.9 million from $35.1 million.  Our working capital deficit at October 1, 2005 was $337.6 million compared to $26.8 million at January 1, 2005.  Excluding cash, the working capital deficit increased by $328.7 million, primarily as a result of WW.com’s future redemption obligation pursuant to the agreement reached on June 13, 2005 to purchase the remaining WW.com shares from Artal in the amount of $304.8 million.  Seasonality and timing drove decreases in inventory and prepaids (total $16.6 million), and higher accounts payable and accrued expenses (total $14.2 million).  These combined to increase the working capital deficit by $30.8 million.  In addition, seasonality and growth have resulted in higher deferred revenue for member prepayment purchases of $15.6 million.  These amounts were offset by changes in income taxes and receivables totaling $22.5 million.

Long Term Debt

Our Credit Facility, as amended, consists of Term Loans and a revolving line of credit (the “Revolver”).  At October 1, 2005, our total debt decreased by $107.2 million to $361.9 million as compared to $469.1 million at January 1, 2005.  The borrowing capacity on our Revolver is $350 million in total, of which approximately $282.4 million was available at the end of the third quarter 2005.

At October 1, 2005 and January 1, 2005, our debt consisted entirely of variable-rate instruments. The average interest rate on our debt was approximately 5.4% and 4.1% at October 1, 2005 and January 1, 2005, respectively.

The following schedule sets forth our long-term debt obligations (and interest rates) at October 1, 2005:

Long-Term Debt

As of October 1, 2005

		Interest
	Balance	Rate
	(in millions)
Revolver due 2009	$66.0	5.45%
Term Loan B due 2010	147.4	5.64%
Additional Term Loan B due 2010	148.5	5.11%
Total Debt	361.9
Less Current Portion	3.0
Total Long-Term Debt	$358.9

On June 24, 2005, WWI amended certain provisions of its Credit Facility to allow for the Redemption, as described in Note 2, scheduled for December 2005.  In furtherance of the Redemption, WW.com signed a commitment letter on November 2, 2005 to borrow approximately $220 million, consisting of (i) a five year, senior secured first lien term loan facility in an aggregate principal amount of up to $150 million, and (ii) a five and a half year, senior secured second lien term loan facility in an aggregate principal amount of up to $70 million.

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

On November 4, 2005, Standard & Poor’s confirmed its “BB” rating for our corporate credit and our Credit Facility.  On March 11, 2005, Moody’s assigned a “Ba1” rating for our Term Loan B and Additional Term Loan B and confirmed its “Ba1” rating for the Credit Facility.

The following schedule sets forth our year-by-year debt obligations:

Total Debt Obligation

(Including Current Portion)

As of October 1, 2005

(in millions)
Remainder of 2005	$0.8
2006	3.0
2007	3.0
2008	3.0
2009	280.8
Thereafter	71.3
Total	$361.9

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

As described in Note 2 to the “Notes to Unaudited Consolidated Financial Statements,” WWI increased its ownership interest in WW.com from approximately 20% to approximately 53% for a total cash outlay of $136.4 million, including $107.9 million paid to WW.com and $28.5 million paid to the non-Artal shareholders.

Stock Transactions

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock.  On June 13, 2005, our Board of Directors authorized adding $250.0 million to this program.

The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions.  No shares will be purchased from Artal Luxembourg or its affiliates under the program.  During fiscal  2003 and 2004, we purchased 5.5 million shares of common stock in the open market for a total purchase price of $205.9 million.  During the first nine months of 2005, we purchased 0.9 million shares of common stock in the open market for a total purchase price of $42.6 million.

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

RELATED PARTY TRANSACTIONS

For a discussion of related party transactions affecting us, see “Item 13. Certain Relationships and Related Transactions” beginning on page 50 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.  Other than during the normal course of business and transactions related to WW.com as discussed in Notes 2 and 9 to the “Notes to Unaudited Consolidated Financial Statements” and elsewhere, the related party transactions affecting us have not changed since January 1, 2005.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Share-Based Payment” (“FAS 123R”), which replaces FAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” FAS 123R eliminates the option of using the intrinsic value method to record compensation expense related to stock-based awards granted to employees and instead requires companies to recognize the cost of such awards based on their grant-date fair value over the related service period of such awards.  In April 2005, the Securities and Exchange Commission approved a new rule that amended the effective date of FAS 123R for public companies, and we will now be required to adopt this Standard beginning in the first quarter of 2006.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of our stock repurchases during the quarter ended October 1, 2005:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number of	Average	Shares Purchased	that May Yet Be
	Shares	Price Paid	as Part of Publicly	Purchased Under
	Purchased (a)	per Share	Announced Plan (a)	the Plan

July 3, 2005 - August 6, 2005	170,169	$52.19	170,169	$251,553,443
August 7, 2005 - September 3, 2005	—	—	—	251,553,443
September 4, 2005 - October 1, 2005	—	—	—	251,553,443
Total	170,169	$52.19	170,169	$251,553,443

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date:	November 10, 2005	By: /s/ LINDA HUETT
Linda Huett
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 10, 2005	By: /s/ ANN M. SARDINI
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