Form 10-K
period 2005-12-31
WEIGHT WATCHERS INTERNATIONAL INC
filed 2006-02-27
CIK 105319

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File no. 000-03389

WEIGHT WATCHERS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	11-6040273 (I.R.S. Employer Identification No.)
11 Madison Avenue, 17th Floor, New York, New York 10010 (Address of principal executive offices) (Zip code)
Registrant's telephone number, including area code: (212) 589-2700

        Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act:	None (Title of class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒                    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes ☐                    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐                    No ☒

        The aggregate market value of the registrant's common stock held by non-affiliates as of July 1, 2005, (based upon the closing price of $51.03 per share of common stock as quoted on the New York Stock Exchange), was $1,980,805,281. For purposes of this computation, it is assumed that shares of common stock held by our directors, officers and our controlling shareholders would be deemed stock held by affiliates.

        The number of shares outstanding of common stock as of January 31, 2006 was 100,454,369.

Weight Watchers International, Inc.
2005 Annual Report on Form 10-K

        The following terms used in this Annual Report on Form 10-K are our trademarks: Weight Watchers®, WeightWatchers.com®, POINTS®, TurnAround®, Core Plan™ and Weight Watchers On-the-Go™.

i

WEIGHT WATCHERS INTERNATIONAL, INC.

        Weight Watchers International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this report, unless the context indicates otherwise: "we", "us", and "our" refers to Weight Watchers International, Inc. and all subsidiaries consolidated for purposes of its financial statements, including WeightWatchers.com, Inc. and its subsidiaries; "Weight Watchers International" refers to Weight Watchers International, Inc. and all of its subsidiaries other than WeightWatchers.com, Inc. and subsidiaries of WeightWatchers.com, Inc.; and "WeightWatchers.com" refers to WeightWatchers.com, Inc. and its subsidiaries.

PART I

Item 1. Business

Overview

        We are a leading global branded consumer company and the leading global provider of weight management services, with a presence in 30 countries around the world. With over four decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight conscious consumers. In 2005, consumers spent over $3.0 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, products sold at meetings, Internet subscription products sold by WeightWatchers.com, licensed products sold in retail channels and magazine subscriptions and other publications.

        The high awareness and credibility of our brand among all types of weight-conscious consumers—women and men, consumers online and offline, the support-inclined and the self-help inclined—provide us with a significant competitive advantage and growth opportunity. As the number of overweight and obese people worldwide grows, we believe our global presence and brand awareness uniquely position us to capture an increasing share of the global weight management market through our core meeting business and our additional growth vehicles, such as WeightWatchers.com and our licensing efforts.

        In the more than 40 years since our founding, we have built our meeting business by helping millions of people around the world lose weight through a sensible and sustainable diet, exercise, behavior modification and group support. Each week, approximately 1.5 million members attend approximately 48,000 Weight Watchers meetings around the world, which are run by more than 15,000 leaders—each of whom has lost weight on our programs. We are constantly improving our scientifically based weight management approaches, and we are the only commercial weight management program whose efficacy has been clinically proven. Our strong brand, together with the effectiveness of our programs, loyal customer base and unparalleled network and infrastructure, enable us to attract new and returning members efficiently. Our customer acquisition costs remain relatively low due to both word of mouth referrals and our efficient mass marketing programs.

        Through WeightWatchers.com, we offer Internet subscription weight management products to consumers and maintain an interactive presence on the Internet for the Weight Watchers brand. We believe WeightWatchers.com is the leader in weight management Internet subscription products and has twice the market share of its next largest Internet competitor. Currently, we provide two subscription offerings: Weight Watchers Online and Weight Watchers eTools. Weight Watchers Online provides interactive and personalized resources that allow users to follow our weight management plans via the Internet. Weight Watchers eTools is the Internet weight management companion for Weight Watchers meetings members who want to interactively manage the day-to-day aspects of their weight management plans on the Internet. We currently offer these two products in the United States, the United Kingdom, Canada, Germany and Australia/New Zealand.

        Our licensing revenues have been rapidly growing in both the United States and internationally. Companies are showing an increased interest in licensing our brand and other intellectual property as a platform to build their businesses since the Weight Watchers brand brings high credibility and access to the weight conscious consumer. By partnering with carefully selected companies in categories relevant and helpful to weight conscious consumers, we have created a highly profitable business as well as a powerful vehicle to reinforce the Weight Watchers brand in the minds of our target consumers.

The Global Weight Management Market

        We participate in the global weight management market. According to Marketdata Enterprises, the weight management industry had revenue of approximately $46 billion in 2004 in the United States alone. The number of overweight and obese people around the world has steadily increased over the past 20 years and is now estimated at over 1 billion, primarily driven by improving living standards and changing eating patterns, along with increasingly sedentary lifestyles. According to the Centers for Disease Control and Prevention, between 1999 and 2002, 65% of Americans over the age of 19 were considered overweight and almost half of these were obese. Numerous diseases, including heart disease, high blood pressure and Type II diabetes, are associated with being overweight or obese. We believe the growing population of overweight people who are motivated by both an increasing awareness of the health benefits of weight loss and the desire to improve their appearance is fueling the growth in demand for weight management programs. This growth is also a result of an increasing willingness of employers and governments to promote and contribute towards the cost of weight management programs.

Our Services and Products

Our Weight Management Plans

        In each of our markets, we offer services and products that are built upon weight management systems tailored to local tastes and habits. These weight management systems are comprised of a range of nutritional, exercise and behavioral tools and approaches. For instance, we currently offer TurnAround in the United States and Canada. One of the features of TurnAround is to give consumers the choice of two weight management plans to follow, the Flex Plan, also known as the POINTS weight management system, and the Core Plan.

        Under the Flex Plan, each food has a POINTS value determined by a patented formula based on the food's calories, fat and dietary fiber. Subject to certain nutritional guidelines, consumers on this plan can eat any food as long as their total food consumption stays within their POINTS value "budget" for the week. Since nutritious foods generally have low POINTS values, this approach guides consumers toward healthier eating habits.

        Under the Core Plan, consumers eat from a list of wholesome foods from all the food groups, i.e., core foods that provide eating satisfaction without the need to count POINTS values. These core foods are intended to satisfy consumers' hunger by directing them to foods with low calorie density that do not trigger over-eating. The Core Plan also permits consumers to eat non-core foods within an allotted weekly POINTS value.

Meetings

        Clinical studies have shown that consumers who attend Weight Watchers meetings are more likely to lose weight than those who diet on their own. Our group support system remains the cornerstone of our meetings. Members provide each other support by sharing their experiences, their encouragement and empathy with other people experiencing similar weight management challenges. This group support provides the reassurance that no one must overcome their weight management challenge alone. Group support assists members in dealing with issues such as emotional eating and finding time to exercise.

We facilitate this support through interactive meetings that encourage learning through group activities and discussions.

        We present our program in a series of weekly meetings of approximately one hour in duration. Meetings are conveniently scheduled throughout the day. Typically, we hold meetings in either meeting rooms rented from civic or other community organizations or in leased locations.

        In our meetings, our leaders present our program that combines group support and education with a structured approach to food, activity and lifestyle modification developed by credentialed weight management experts. Our more than 15,000 leaders run our meetings and educate members on the Weight Watchers method of successful and sustained weight management. Our leaders also provide inspiration and motivation for our members and are examples of our program's effectiveness because they have lost weight and maintained their weight loss on our program.

        Meetings typically begin with registration and a confidential weigh-in to track each member's progress. Leaders and receptionists are trained to engage the members at the weigh-in to talk about their weight management efforts during the previous week and to provide encouragement and advice. Part of the meeting is educational, where the leader uses personal anecdotes, games or open questions to demonstrate some of our core weight management strategies, such as self-belief and discipline. For the remainder of the meeting, the leader focuses on a variety of topics pre-selected by us, such as seasonal weight management topics, achievements people have made in the prior week and celebrating and applauding individual successes. Discussions can range from dealing with a holiday office party to making time to exercise. The leader encourages substantial participation and discusses supporting products and materials as appropriate. At the end of the meeting, new members are given special instruction in our current weight management plan.

        Our leaders help set a member's weight goal within a healthy range based on body mass index. When members reach their weight goal and maintain it for six weeks, they achieve lifetime member status. This gives them the privilege to attend our meetings free of charge as long as they maintain their weight within a certain range. Successful members also become eligible to apply for positions as leaders. Field management and current leaders constantly identify new leaders from members who have strong interpersonal skills and are personable. Leaders are usually paid on a commission basis.

        Our most popular payment structure in our meeting business is a 'pay-as-you-go' arrangement. A new member pays an initial registration fee and then a weekly fee for each meeting attended, although free registration is often offered as a promotion. We also offer discounted prepayment plans.

        We have enjoyed a mutually beneficial relationship with our franchisees over many years. In our early years, we used an aggressive franchising strategy to quickly establish a meeting infrastructure to pre-empt competition. Since then we have acquired a large number of franchises and we do not intend to award new franchise territories. In fiscal 2005, franchised operations represented approximately 21% of our total worldwide attendance. We estimate that, in fiscal 2005, these franchised operations attracted attendance of over 16 million. Franchisees typically pay us a fee equal to 10% of their meeting fee revenues.

        Our franchisees are responsible for operating classes in their franchise class territory using the program and marketing guidelines we have developed. We provide a central support system for the program and our brand. Franchisees purchase products from us at wholesale prices for resale directly to members. Franchisees are obligated to adhere strictly to our program content guidelines, with the freedom to control pricing, class locations, operational structure and local promotions. Franchisees provide local operational expertise, advertising and public relations. Franchisees are required to keep accurate records that we audit on a periodic basis. Most franchise agreements are perpetual and can be terminated only upon a material breach or bankruptcy of the franchisee.

Product Sales

        We sell a range of products, including bars, snacks, cookbooks, POINTS value guides, Weight Watchers magazines and POINTS calculators, that complement our weight management plans and help our customers in their weight management efforts. Our emphasis has been on consumables that drive recurring purchases. Our products are designed to be high quality, to offer benefits related to the Weight Watchers plans, to be competitively priced and to be easy to merchandise. We continuously update our product range and share best practices around the globe.

        We sell our products primarily through our meeting operations and to our franchisees. Recently, we have grown our product sales per attendee by updating our selection of products. In fiscal 2005, sales of our proprietary products represented 25% of our revenues. We intend to continue to optimize our product offerings by updating existing products and selectively introducing new products.

Our WeightWatchers.com Offerings

        Through WeightWatchers.com, we are well positioned to benefit from the large self-help market as well as several trends taking place in the Internet marketplace including an increased willingness to access and pay for web content, the proliferation of broadband access and the growth of e-Commerce and Internet advertising. According to comScore, the U.S. paid Internet content market has nearly quadrupled from 2001 to 2005, increasing from $265 million in the first half of 2001 to over $985 million in the first half of 2005, with almost 80% of U.S. Internet content revenue in the first half of 2005 coming from subscriptions as opposed to individual sales.

        Since 2001, we have offered two Internet subscription products in the United States—Weight Watchers Online and Weight Watchers eTools.

  Weight Watchers Online

Weight Watchers Online is a product based on the Weight Watchers approach to weight management and is designed to attract self-help-inclined consumers. Weight Watchers Online helps consumers adopt a healthier lifestyle, with a view toward long-term behavior modification—a key aspect of the Weight Watchers approach toward sustainable weight loss. Weight Watchers Online allows consumers to learn how to make healthier food choices and to lead a more active lifestyle by providing them with online content, functionality, resources and interactive web-based weight management plans.

  Weight Watchers eTools

Weight Watchers eTools is an Internet weight management offering available only to consumers who are Weight Watchers meetings members. Weight Watchers eTools allows users to interactively manage the day-to-day aspects of their weight management plan online, discover different food options, stay informed and motivated, and keep track of their weight management efforts.

        In the third quarter of 2002, WeightWatchers.com launched its two Internet subscription products on our U.K. and Canadian websites. In January 2004, WeightWatchers.com launched its Internet subscription products on our German website, and, in December 2005, WeightWatchers.com launched its Internet subscription products on our Australia/New Zealand website. These products have similar functionality to the existing U.S. products, but are tailored specifically to each of our local markets.

        As of December 31, 2005, WeightWatchers.com had approximately 535,000 active subscribers, of which approximately 75% were subscribers to Weight Watchers Online.

        As Weight Watchers Online and Weight Watchers eTools reflect different value propositions, the subscriptions are priced differently. Both subscription products currently offer an initial pre-paid subscription term of one or three months, continuing thereafter on a pre-paid month-to-month basis until canceled. In the United States, Weight Watchers Online costs $65.00 for the initial 3-month term or $46.90 for the initial one-month term. The ongoing monthly fee for Weight Watchers Online is $16.95. In the United States, Weight Watchers eTools costs $29.95 for the initial 3-month term or $12.95 for the initial one-month term. The ongoing monthly fee for Weight Watchers eTools is $12.95.

        We believe WeightWatchers.com's personalized and interactive Internet subscription products provide consumers with an engaging weight management experience. Our Internet subscription products help customers monitor their weight management efforts, encourage exercise and healthier living, and provide guidance toward healthier eating habits by offering the following interactive resources:

  •
  POINTS Tracker

  •
  POINTS Calculators

  •
  Weight Tracker and Progress Charts

  •
  Recipe Database

  •
  Recipe Builder

  •
  Meal Ideas

  •
  Restaurant Guides

        In July 2004, WeightWatchers.com launched its first mobile subscription product—Weight Watchers On-the-Go—which is available as an add-on product for subscribers to our Internet products. Weight Watchers On-the-Go offers software tools and features for Palm-based handheld devices. Through a two-way synchronization, subscribers can track their POINTS value, food consumption or physical activities either on their handheld device or through the website and have their results automatically uploaded to their Internet subscription account or downloaded to their handheld device. Weight Watchers On-the-Go is currently only offered in the United States and is free for Weight Watchers eTools subscribers. Weight Watchers Online subscribers can currently purchase Weight Watchers On-the-Go for an additional $5 per month.

        We believe men represent an important market opportunity for us and we are developing a version of our Internet subscription products customized for men. Based on our internal research, we believe many men trust the Weight Watchers brand as a source of sensible weight management advice. We believe web-based offerings, combined with appropriate content and imagery, will be ideally suited for men.

        We believe we can continue to expand our Internet revenues from sources other than our Internet subscription products. For example, in December 2005 we launched in the United States an online store that sells our products (such as bars, snacks and POINTS calculators) to our Weight Watchers Online subscribers. We are also exploring options to increase our Internet advertising sales.

Corporate Solutions

        We believe there is an increasing demand by companies for services and products that can improve the health and well-being of their employees. In response, we recently launched our Corporate Solutions sales and marketing initiative. We believe our broad range of services and products uniquely positions us to serve this market and help companies reduce their healthcare costs and improve the well-being of their employees. Our Corporate Solutions initiative typically leverages a company's internal communications to promote our services and products directly to its employees. As part of this strategy, we have built a dedicated national sales and account management team focused on engaging national clients.

        The Corporate Solutions initiative promotes four differentiated offerings, any of which can generally be offered by companies to their employees:

  •
  Onsite Weekly Meetings: For employees who want support from fellow colleagues, guidance from an experienced leader and the convenience of attending meetings at their workplace.

  •
  Local Meeting Vouchers: For employees who want guidance from a leader but want to attend meetings away from work.

  •
  Weight Watchers Online: For employees who cannot attend meetings, or are self-help inclined, but want access to Weight Watchers.

  •
  At Home Kits: For employees who prefer an offline self-help approach.

        This national approach to serving companies supplements our existing local efforts to target the corporate market. We intend to leverage our existing local relationships into expanded national relationships.

Licensing and Publishing

Licensing

        We license the Weight Watchers brand and other intellectual property in certain categories of food and other consumer products to carefully selected partners. We seek to increase our licensing revenues by targeting sizeable product categories where the Weight Watchers brand can add real value. We have recently expanded our global licensing team in order to focus on increasing the number of categories and geographies of our licensed products.

        We typically partner with licensees that excel at new product development and have strong marketing and sales expertise, manufacturing and distribution capabilities, financial strength, prior performance in previous licensing deals and senior management commitment to building the Weight Watchers brand. In addition, in connection with our acquisition from the H.J. Heinz Company, or Heinz, in September 1999, Heinz received a perpetual royalty-free license to continue using our brand in its core food categories. We plan to continue to choose our licensing partners carefully after identifying and prioritizing categories that enhance the Weight Watchers brand and have long-term growth potential.

        Selected licensees include:

LICENSEE	PRODUCT
United States
Applebee's	Casual Dining Restaurant Menu
Conair	Scales
Dawn Foods	Snack Cakes & Muffins
Organic Milling	Ready to Eat Cereals
Russell Stover	Chocolate Candies
Wells Dairy	Ice Cream
Weston Bakeries	Fresh Bread
United Kingdom
Anthony Alan Foods	Snack Cakes
Conair	Scales
Yoplait	Yogurt
Continental Europe
Anthony Alan Foods	Snack Cakes
COOP	COOP "Healthy for You" Range
Sara Lee	Meats
Senoble	Yogurt
Australia
Conair	Scales
Nestle	Yogurt

        Each licensee is required to include on their packaging information about our services and our products, including our toll-free numbers and a URL for WeightWatchers.com. This marketing and promotional support reinforces the value of our brand.

        We continue to believe there are significant opportunities both in the United States and internationally to take advantage of the strength of the Weight Watchers brand and other intellectual property through additional licensing agreements.

Weight Watchers Magazine

        Weight Watchers magazines are published in all of our major markets. In the United States, Weight Watchers Magazine is an important branded marketing channel that is experiencing strong growth. We re-acquired the rights to publish the magazine without the subscriber list in February 2000 and re-launched its publication in May 2000. Since then, we have grown paid circulation from zero to over one million. As of fall 2005, our U.S. magazine had a readership of 6.61 readers per copy, according to MediaMark, an industry tracking service. In addition to generating revenues from subscription sales and advertising, Weight Watchers Magazine also reinforces the value of our brand and serves as a powerful tool for marketing to both existing and potential customers.

Marketing and Promotion

Word of Mouth

        The word-of-mouth generated by our current and former customers is an important source of new customers. Over our more than 40-year operating history, we have created a powerful referral network of loyal customers. These referrals, combined with our strong brand and the effectiveness of our plans, enable us to efficiently attract new and returning customers.

Media Advertising

        Our advertising enhances our brand image and awareness and motivates both former and potential new customers to join Weight Watchers. We have historically taken advantage of a range of traditional offline advertising vehicles such as television, radio and print. Over the past five years, WeightWatchers.com has developed a strong capability and presence in Internet advertising. Our advertising schedule supports the three key diet seasons of the year: winter, spring and fall. We allocate our media advertising on a market-by-market basis, as well as by media vehicle (television, radio, Internet, magazines and newspapers), taking into account the target market and the effectiveness of the medium.

Direct Mail and Email

        Direct mail is a critical element of our marketing because it targets potential returning members. We maintain databases of current and former customers in each country in which we operate, which we use to focus our direct mailings and email. During fiscal 2005, our North American company-owned meeting operations, or NACO, sent over 21 million pieces of direct mail. Most of these mailings are timed to coincide with the start of the diet seasons and are intended to encourage former meeting members to re-enroll. WeightWatchers.com has made a substantial investment in developing email targeting capabilities and its email promotional vehicles and programs will be an increasingly important customer acquisition vehicle for both our Internet and offline businesses.

WeightWatchers.com Website

        The WeightWatchers.com website is an important global promotional channel for our brand and businesses. The website has become an important vehicle for communicating our services and products in greater detail than could be achieved in more traditional advertising vehicles. In addition to being a gateway for our Internet subscription products, the website contributes value to our meeting business by promoting our brand, advertising Weight Watchers meetings and keeping members involved with Weight Watchers outside of meetings through useful offerings, such as a meeting locator, low calorie recipes, weight management articles, success stories and Internet forums. In 2005, our Meeting Finder feature generated on average over 850,000 meeting searches per month in the United States alone. The Meeting Finder makes it easier than ever for our existing and potential members to find a convenient meeting place and time. WeightWatchers.com now attracts an average of approximately 4.0 million unique visitors per month in the United States alone.

Public Relations

        The focus of our public relations efforts is through our current and former members who have successfully lost weight on our program. Leaders and successful members engage in local promotions, information presentations and charity events to promote Weight Watchers and demonstrate the program's efficacy. We currently have over 300 trained media "ambassadors" in the United States as part of our grass roots public relations network.

        Recently, we launched a science-based public relations initiative to capitalize on Weight Watchers position as the only clinically proven commercial weight management program. This has included an increased investment in third party scientific research, the launch of a science center on our website and increased efforts to share our consumer and program insights with leaders in the scientific and medical communities as well as the general public.

Weight Watchers Magazine

        In addition to generating revenues from subscription sales and advertising, Weight Watchers Magazine reinforces the value of our brand and serves as an important marketing tool to both existing and potential customers. We offer Weight Watchers magazines in all of our major markets.

Entrepreneurial Management

        We run our company in a decentralized and entrepreneurial manner that allows us to develop and test new ideas on a local basis and then implement the most successful ideas across our network. We believe local country and regional managers are best able to develop new strategies and plans to meet the needs of their markets. For example, local managers in the United Kingdom were responsible for developing our POINTS-based program. In addition, many of our meeting products were developed locally and then introduced successfully in other countries. Local managers have strong incentives to adopt and implement the best practices of other regions and to continue to develop innovative new plans.

        While having strong local leadership has always been a cornerstone of our strategy, we have also been investing in building our global corporate management team. Our management team plays a critical role in driving and facilitating the global coordination necessary to optimize our international assets and share best practices across geographies.

Competition

        The weight management market includes self-help weight management regimens and other self-help weight management products and publications such as books, tapes and magazines; commercial weight management programs; Internet weight management approaches; dietary supplements and meal replacement products; weight management services administered by doctors, nutritionists and dieticians; surgical procedures; the pharmaceutical industry; government agencies and non-profit groups that offer weight management services; and fitness centers.

        Competition among commercial weight management programs is largely based on program recognition and reputation and the effectiveness, safety and price of the program. In the United States, we compete with several other companies in the commercial weight management industry, although we believe that the businesses are not comparable. For example, many of these competitors' businesses are based on the sale of pre-packaged meals and meal replacements. Our meetings use group support, education and behavior modification to help our members change their eating habits, in conjunction with flexible food plans that allow members the freedom to choose what they eat. There are no significant group education-based competitors in any of our major markets, except in the United Kingdom. Even there, we have an almost 50% market share, which is more than 60% larger than that of our nearest competitor.

        We believe that food manufacturers that produce meal replacement products are not comparable competition because these businesses' meal replacement products do not engender behavior modification through education in conjunction with a flexible, healthy diet.

        We also compete with various self-help diets, products and publications. Beginning in 2003, low-carb diets gained in popularity and media exposure. These diets advocate dramatic reductions in carbohydrates that result in calorie reduction. We believe that the appeal of these programs has peaked and the low carb phenomenon is now in decline.

History

Early Development

        In 1961, Jean Nidetch, the founder of our company, attended a New York City obesity clinic and took what she learned from her personal experience at the obesity clinic and began weight-loss meetings with a group of her overweight friends in the basement of a New York apartment building. Under Ms. Nidetch's leadership, the group members supported each other in their weight-loss efforts, and word of the group's success quickly spread. Ms. Nidetch and Al and Felice Lippert, who all successfully lost weight through these efforts, formally launched our business in 1963. Weight Watchers International, Inc. was incorporated as a Virginia corporation in 1974 and succeeded to the business started in New York in 1963. Heinz acquired us in 1978.

Artal Ownership

        In September 1999, Artal Luxembourg, S.A. (Artal Luxembourg), an indirect subsidiary of Artal Group, S.A. (together with its parent and its subsidiaries, Artal), acquired us from Heinz. Subsequent to Artal's acquisition of us, Artal Luxembourg transferred ownership of its shares in us to Artal Participations and Management S.A. and Artal Holdings Sp. z o.o., each also members of Artal.

WeightWatchers.com Acquisition

        On June 13, 2005, we entered into an agreement to acquire control of our licensee and affiliate, WeightWatchers.com. On July 1 and 2, 2005, we increased our ownership interest in WeightWatchers.com from approximately 20% to approximately 53% by (i) exercising warrants to purchase WeightWatchers.com common stock for a total purchase price of approximately $45.7 million, (ii) acquiring shares of WeightWatchers.com common stock owned by the employees of WeightWatchers.com and other parties not related to Artal through a merger of a subsidiary of ours with WeightWatchers.com for a total purchase price of approximately $28.4 million and (iii) acquiring additional shares of WeightWatchers.com common stock, representing outstanding stock options then held by WeightWatchers.com employees, for a total purchase price of approximately $62.3 million.

        On June 13, 2005, WeightWatchers.com also entered into a redemption agreement with Artal to purchase all of the shares of WeightWatchers.com owned by Artal at the same price per share as we paid in the merger. Subsequently, on December 16, 2005, WeightWatchers.com redeemed all of its outstanding common stock held by Artal for a total price of approximately $304.8 million as provided in the redemption agreement. WeightWatchers.com used cash on hand and the proceeds of two credit facilities in the aggregate amount of $215.0 million to finance this redemption as well as pay related fees and expenses. As a result of this redemption, we now own 100% of WeightWatchers.com.

        The merger and the redemption transactions were evaluated, negotiated and recommended by a Special Committee of Weight Watchers International's Board of Directors consisting of its independent directors.

Regulation

        A number of laws and regulations govern our advertising, franchise operations and relations with consumers, employees and other service providers in the countries in which we operate. The Federal Trade Commission, or FTC, and certain states and foreign jurisdictions regulate advertising, disclosures to consumers, privacy, consumer pricing or billing arrangements, and other consumer matters.

        During the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order requires us to comply with certain procedures and disclosures in connection with our advertisements of services and products.

        Since we operate our meetings business both in the United States and internationally, we are subject to many distinct employment, labor and benefits laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers.

        Laws and regulations directly applicable to communications or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are becoming more prevalent and remain unsettled.

Employees and Service Providers

        As of December 31, 2005, we had approximately 46,000 employees and service providers. We consider our relations with our employees and service providers to be satisfactory.

Financial Information About Segments and Financial Information About Geographic Areas

        Information concerning our operating segments and our geographic areas is set forth in Note 15 of our Consolidated Financial Statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Available Information

        Corporate information, press releases and our periodic reports (e.g. 10-K's, 10-Q's, 8-K's) and amendments thereto are available free of charge at www.weightwatchersinternational.com as soon as reasonably practical after such material is electronically filed with or furnished to the SEC (i.e., generally the same day as the filing). Moreover, we also make available free of charge at that site the Section 16 reports filed electronically by our officers, directors and 10 percent shareholders. Usually these are publicly accessible no later than the business day following the filing.

        Shareholders may request a free copy of our Code of Business Conduct and Ethics and our Corporate Governance Guidelines at: Weight Watchers International, Inc., Attn: Corporate Secretary, 11 Madison Avenue, 17th Floor, New York, NY 10010, (212) 589-2700.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

        Except for historical information contained herein, this Annual Report on Form 10-K, includes "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, in particular, the statements about our plans, strategies and prospects under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We have used the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this Annual Report on Form 10-K and the documents incorporated by reference to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

  •
  competition, including price competition and competition with self-help, pharmaceutical, surgical, dietary supplements and meal replacement products, and other weight management brands, diets, programs and products;

  •
  risks associated with the relative success of our marketing and advertising;

  •
  risks associated with the continued attractiveness of our plans;

  •
  risks associated with general economic conditions and consumer confidence; and

  •
  the other factors discussed under Item 1A "Risk Factors".

        You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," could cause our results to differ materially from those expressed or suggested in any forward-looking statements. Except as required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that occur after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

Item 1A. Risk Factors

        You should consider carefully, in addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, the following risk factors in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Competition from a variety of other weight management industry participants or the development of more effective or more favorably perceived weight management methods could result in decreased demand for our products and services.

        The weight management industry is highly competitive. We compete against a wide range of providers of weight management products and services. Our competitors include: self-help weight management regimens and other self-help weight management products and publications such as books, tapes and magazines; commercial weight management programs; Internet weight management approaches; dietary supplements and meal replacement products; weight management services administered by doctors, nutritionists and dieticians; surgical procedures; the pharmaceutical industry; government agencies and non-profit groups that offer weight management services; and fitness centers. Additional competitors may emerge as new or different products or methods of weight management are developed and marketed. More effective or more favorably perceived diet and weight management methods, including pharmaceutical treatments, fat and sugar substitutes or other technological and scientific advances in weight management, also could be developed. This competition may reduce demand for our products and services. Any such decrease may adversely affect our business, financial condition and results of operations.

        The purchasing decisions of weight management customers are highly subjective and can be influenced by many factors, such as brand image, marketing programs, cost and perception of the efficacy of the product and service offerings. Moreover, customers can, and frequently do, change weight management approaches easily and at little cost. For example, in fiscal 2003 and fiscal 2004, our revenue growth was adversely affected by increased popularity and media exposure of low-carbohydrate diets.

Our operating results depend on the effectiveness of our marketing and advertising programs.

        Our business success depends on our ability to attract and retain members to our meetings and subscribers to WeightWatchers.com. The effectiveness of our marketing practices, in particular our advertising campaigns, is important to our financial performance. If our marketing and advertising campaigns do not generate a sufficient number of members and subscribers, our results of operations will be adversely affected.

If we do not continue to develop innovative new products and services or if our products and services are not accepted by the market, our business may suffer.

        The weight management industry is subject to changing customer demands based, in large part, on the efficacy and popular appeal of weight management programs. Our future success depends on our ability to continue to develop and market new products and services and to enhance our existing products and services on a timely basis to respond to new and evolving customer demands, achieve market acceptance and keep pace with new nutritional and weight management developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced products and services, and we cannot assure you that any new or enhanced products or services will be accepted by the market. Our failure to develop new and innovative products and services or the failure of our products and services to be accepted by the market would have an adverse impact on our business, financial condition and results of operations.

The Weight Watchers brand could be impaired due to actions taken by our franchisees and licensees.

        We believe that the Weight Watchers brand is one of our most valuable assets and that our reputation provides us with a competitive advantage. Our franchisees operate their businesses under our brand. In addition, we license the Weight Watchers brand to third-party manufacturers of a variety of goods, including food products. Because our franchisees and licensees are independent third parties with their own financial objectives, actions taken by them, including breaches of their contractual obligations, such as not following our diets or not maintaining our quality standards, could harm our brand or reputation. Also, the products we license to third parties may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect our reputation and may result in decreased products sales, meeting attendance and Internet subscriptions and, as a result, lower revenues and profits.

Our international operations expose us to economic, political and social risks in the countries in which we operate.

        The international nature of our operations involves a number of risks, including changes in U.S. and foreign government regulations, tariffs, taxes and exchange controls, economic downturns, inflation and political and social instability in the countries in which we operate and our dependence on foreign personnel. Foreign government regulations may also restrict our ability to operate in those countries, acquire new businesses or repatriate dividends from foreign subsidiaries back to the United States. We cannot be certain that we will be able to enter and successfully compete in additional foreign markets or that we will be able to continue to compete in the foreign markets in which we currently operate.

We are exposed to foreign currency risks from our international operations that could adversely affect our financial results.

        A significant portion of our revenues and operating costs are denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar and the currencies in which our foreign operations receive revenues and pay expenses. We do not currently hedge, and have not historically hedged, our operational exposure to foreign currency fluctuations. Our consolidated financial results are denominated in U.S. dollars and therefore, during times of a strengthening U.S. dollar, our reported international revenues and earnings will be reduced because the local currency will translate into fewer U.S. dollars. In addition, the assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are recorded in shareholders' equity as accumulated other comprehensive income (loss). Translation adjustments arising from intercompany receivables with our foreign subsidiaries are generally recorded as a component of other expense (income). Accordingly, changes in currency exchange rates will cause our net income and shareholders' equity to fluctuate.

We may not successfully make or integrate acquisitions.

        As part of our growth strategy, we intend to pursue selected acquisitions. We cannot assure you that we will be able to effect acquisitions on commercially reasonable terms or at all. Even if we enter into these transactions, we may not realize the benefits we anticipate or we may experience: difficulties in integrating any acquired companies and products into our existing business; attrition of key personnel from acquired businesses; significant charges or expenses; higher costs of integration than we anticipated; or unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations.

        Consummating these transactions could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our business, financial condition and results of operations. We may also issue additional equity in connection with these transactions, which would dilute our existing shareholders.

Disputes with our franchise operators could divert our management's attention from their ordinary responsibilities.

        In the past, we have had disputes with our franchisees regarding operations and other contractual issues. We continue to have disputes with some of our franchisees regarding the interpretation of franchisee rights as they relate to the Internet and mail-order products. These disputes and any future disputes could divert the attention of our management from their ordinary responsibilities.

Our results of operations may decline as a result of a downturn in general economic conditions or consumer confidence.

        Our results of operations are highly dependent on meeting fees, product sales and Internet product subscriptions. A downturn in general economic conditions or consumer confidence and spending in any of our major markets, including as a result of a terrorist attack, could result in people curtailing their discretionary spending, which, in turn, could reduce attendance at our meetings, product sales and Internet product subscriptions. Any such reduction would adversely affect our results of operations. In addition, any event that discourages people from gathering with others, including as a result of a health epidemic, could adversely affect our business.

The seasonal nature of our business could cause our operating results to fluctuate.

        We have experienced and expect to continue to experience fluctuations in our quarterly results of operations. Our business is seasonal with revenues generally decreasing at year end and during the summer months. This seasonality could cause our share price to fluctuate as the results of an interim financial period may not be indicative of our full year results. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis. The timing of certain holidays, particularly Easter, which precedes the spring diet season and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in 2006, Easter will fall on April 16, which means that the pre-summer diet season will begin later than it did in 2005. This seasonality could cause our stock price to fluctuate as the comparative change in our results for an interim financial period may not be indicative of our full year results.

        In addition, our meeting operations are subject to local conditions beyond our control, including weather, natural disasters and other extraordinary events, that may prevent current or prospective members from attending or joining meetings. For example, our NACO attendance was adversely affected in the third quarter of fiscal 2005 by the impact of Hurricane Katrina and its aftermath. The inability of prospective members to join our meetings at the beginning of a diet season could adversely affect our results of operations throughout the entire diet season.

Third parties may infringe on our brand name and other intellectual property rights, which may have an adverse impact on our business.

        We currently rely on a combination of trademark, copyright, trade secret, patent and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights, including our brand name. If we fail to successfully enforce our intellectual property rights, the value of our brand name, products and services could be diminished and our business may suffer. Our precautions may not prevent misappropriation of our intellectual property, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Any legal action that we may bring to protect our brand name and other intellectual property could be unsuccessful and expensive and could divert management's attention from other business concerns. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property, especially in Internet-related businesses, are uncertain and evolving. We cannot assure you that these evolving legal standards will sufficiently protect our intellectual property rights in the future.

We may in the future be subject to intellectual property rights claims.

        Third parties may in the future make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle and could significantly divert management's attention from other business concerns. In addition, if we were unable to successfully defend against such claims, we may have to pay damages, stop selling the product or service or stop using the software, technology or content found to be in violation of a third party's rights, seek a license for the infringing product, service, software, technology or content or develop alternative non-infringing products, services, software, technology or content. If we cannot license, develop alternatives or stop using the product, service, software, technology or content for any infringing aspects of our business, we may be forced to limit our product and service offerings. Any of these results could reduce our revenues and our ability to compete effectively, increase our costs and harm our business.

Any failure of our technology or systems to perform satisfactorily could result in expenditure of significant resources, impair our operations or damage our reputation.

        We rely on software, hardware, network systems and similar technology that is either developed by us or licensed from third parties to operate our websites and subscription offerings. As much of this technology is relatively new and complex, there may be future errors, defects or performance problems, including when we update our technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended uses. In addition, our operations depend on our ability to protect our information technology systems against damage from fire, power loss, water, earthquakes, telecommunications failures, vandalism and other malicious acts and similar unexpected adverse events. Interruptions in our offerings or websites could result from unknown hardware defects, insufficient capacity or the failure of our website hosting and telecommunications providers to provide continuous and uninterrupted service. We do not have a fully redundant system that includes an instant back-up hosting facility. As a result of these possible defects or problems, our websites or subscription products could be rendered unreliable or be perceived as unreliable by customers. Any failure of our technology or systems could result in the expenditure of significant resources, impair our operations or damage our reputation.

Our reputation and the appeal of our products and services offerings may be harmed by security breaches.

        Unauthorized users who penetrate our information security could misappropriate proprietary information or cause interruptions to the subscription offerings on our websites. As a result, it may become necessary to expend significant additional amounts of capital and resources to protect against, or to alleviate, problems caused by unauthorized users. These expenditures, however, may not prove to be a timely remedy against unauthorized users who are able to penetrate our information security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could adversely affect our computer systems and, in turn, harm our business.

        An increasing number of states require that customers be notified if a security breach results in the disclosure of their personal financial account or other information. Other states and governmental entities are considering such "notice" laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach and such notice or public disclosure is required in the future, our reputation and our business may be harmed. Privacy concerns among prospective and existing customers regarding our use of personal information collected on our websites or through our products and services, such as weight management information, financial data, e-mail addresses and home addresses, could keep them from using our websites or purchasing our products or services. Industry-wide events or events with respect to our websites, including misappropriation of third-party information, security breaches or changes in industry standards, regulations or laws could deter people from using our websites or purchasing our offerings, which could harm our business.

Our businesses are subject to legislative and regulatory restrictions.

        A number of laws and regulations govern our advertising, franchise operations and relations with consumers, employees and other service providers in the countries in which we operate. The FTC and certain states and foreign jurisdictions regulate advertising, disclosures to consumers, privacy, consumer pricing or billing arrangements, and other consumer matters.

        During the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order requires us to comply with certain procedures and disclosures in connection with our advertisements of products and services.

        Since we operate our meetings business both in the United States and internationally, we are subject to many distinct employment, labor and benefits laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected.

        Laws and regulations directly applicable to communications or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are becoming more prevalent and remain unsettled.

        Future legislation or regulations, including legislation or regulations affecting our marketing and advertising practices, relations with consumers or franchisees or our food and weight management products and services, may have an adverse impact on us.

Our debt service obligations and the restrictions of our debt covenants could impede our operations and flexibility.

        Our financial performance could be affected by our level of debt. As of December 31, 2005, our total debt was $746.1 million. Weight Watchers International had, as of December 31, 2005, total debt of $531.1 million and additional availability under its revolving credit facility of $112.2 million. As of December 31, 2005, WeightWatchers.com had total debt of $215.0 million which was incurred to finance its redemption of its shares held by Artal in December 2005.

        We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on all of our outstanding debt primarily from our operations. Our ability to meet our expenses and debt service obligations thus depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as attitudes toward weight management and pressure from our competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. In fiscal 2006, our interest expense will increase as a result of the increase in our amount of debt.

        Our credit facilities contain customary covenants, including covenants that in certain circumstances restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. Our credit facilities also require us to maintain specified financial ratios and satisfy financial condition tests, certain of which become more restrictive under WeightWatchers.com's credit facilities over time. Our ability to meet those financial ratios and tests can be affected by events beyond our control and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants, ratios, tests or restrictions could result in an event of default under the credit facilities. If an event of default exists under the credit facilities, the lenders could elect to cease making loans and declare all amounts outstanding thereunder to be immediately due and payable. If the lenders under the credit facilities accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full that indebtedness and our other indebtedness that would become due as a result of any acceleration.

Artal controls us and may have conflicts of interest with other shareholders in the future.

        Artal controls us and is able to control the election and removal of our directors and determine our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of our ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. Even if Artal beneficially owns less than 50% but 10% or more of our common stock, Artal will have the right pursuant to an agreement with us to nominate directors to our Board of Directors in proportion to its stock ownership. The interests of Artal may not coincide with the interests of other holders of our common stock.

We are a "controlled company" within the meaning of the New York Stock Exchange rules and, as a result, qualify for exemptions from certain corporate governance requirements.

        Artal controls a majority of the voting power of our outstanding common stock. Under the New York Stock Exchange rules, a listed company of which more than 50% of the voting power is held by another person or group of persons acting together is a "controlled company" and such a company may elect not to comply with certain New York Stock Exchange corporate governance requirements, including (1) the requirement that a majority of the Board of Directors consist of independent directors, (2) the requirement that the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities, (3) the requirement that the compensation committee be composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and (4) the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees. We have elected to be treated as a "controlled company". Accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Our articles of incorporation and bylaws and Virginia corporate law contain provisions that may discourage a takeover attempt.

        Provisions contained in our articles of incorporation and bylaws and the laws of Virginia, the state in which we are incorporated, could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Provisions of our articles of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. For example, our articles of incorporation authorize our Board of Directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our shareholders. Thus, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These rights may have the effect of delaying or deterring a change of control of our company. In addition, a change of control of our company may be delayed or deterred as a result of our having three classes of directors or as a result of the shareholders' rights plan adopted by our Board of Directors. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        We are currently headquartered in New York, New York in leased office space. Each of our four regions of NACO has a small regional office under a short-term lease. Each of our foreign country operations generally has leased office space.

        We typically hold our classes in third-party locations (typically meeting rooms in well-located civic or other community organizations) or space leased in retail centers (typically leased spaces in strip malls for short terms, generally less than five years). As of December 31, 2005, there were approximately 4,300 North America meeting locations, including approximately 3,500 third-party locations and 800 retail centers. In the United Kingdom, there were approximately 4,700 meeting locations, with approximately 100% in third-party locations. In Continental Europe, there were approximately 5,600 meeting locations, with approximately 99% in third-party locations. In Australia and New Zealand, there were approximately 1,100 meeting locations, with approximately 96% in third-party locations.

Item 3. Legal Proceedings

        We are not a party to any material pending litigation. Due to the nature of our activities, we are at times subject to pending or threatened legal actions that arise out of the normal course of business. We have had and continue to have disputes with certain of our franchisees. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the last quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the New York Stock Exchange, or the NYSE. Our common stock trades on the NYSE under the symbol "WTW."

        The following table sets forth, for the period indicated, the high and low sales prices per share for our common stock as reported on the NYSE consolidated tape.

Fiscal 2005 (Year ended December 31, 2005)

	High	Low
First Quarter	$47.49	$40.51
Second Quarter	$54.00	$40.07
Third Quarter	$58.95	$50.88
Fourth Quarter	$53.81	$44.69

Fiscal 2004 (Year ended January 1, 2005)

	High	Low
First Quarter	$43.95	$35.82
Second Quarter	$43.26	$31.83
Third Quarter	$41.95	$34.05
Fourth Quarter	$46.35	$35.04

        Below is a summary of our stock repurchases during the quarter ended December 31, 2005:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
October 2 - November 5	291,400	$50.89	291,400	$236,723,308
November 6 - December 3	2,428,000	46.37	2,428,000	124,137,172
December 4 - December 31	125,500	47.91	125,500	118,124,266

Total	2,844,900	$46.90	2,844,900

(1)
On October 9, 2003, our Board of Directors authorized a plan to repurchase up to $250.0 million of our outstanding common stock. On June 13, 2005, our Board of Directors authorized adding an additional $250.0 million to this plan. Under this plan, we will not purchase shares held by Artal. This plan currently has no expiration date.

Holders

        The approximate number of holders of record of our common stock as of January 31, 2006 was 319. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

        On February 16, 2006, our Board of Directors authorized the initiation of a quarterly cash dividend of $0.175 per share of our outstanding common stock, which corresponds to an annual dividend rate of $0.70 per share. The initial quarterly dividend will be payable on April 7, 2006 to shareholders of record at the close of business on March 24, 2006. Prior to this recently announced dividend, we had not declared or paid any cash dividends on our common stock since our acquisition by Artal in 1999.

        Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors they may deem relevant. Our Board of Directors may decide at any time to decrease the amount of dividends or discontinue the payment of dividends based on these factors. The Weight Watchers International credit facility also contains restrictions on our ability to pay dividends on our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends" for a description of these restrictions.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes our equity compensation plan information as of December 31, 2005:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders	3,006,250	$28.14	2,201,141
Equity compensation plans not approved by shareholders	—	—	—

Total	3,006,250	$28.14	2,201,141

(1)
Consists of 2,824,851 shares of our common stock issuable upon the exercise of outstanding options and 181,399 shares of our common stock issuable upon the vesting of restricted stock units awarded under our 2004 Stock Incentive Plan and our 1999 Stock Purchase and Option Plan.

(2)
Includes weighted average exercise price of stock options outstanding of $28.14 and restricted stock units of $0.

Item 6. Selected Financial Data

        The following schedule sets forth our selected financial data for fiscal 2005, 2004, 2003, 2002 and 2001.

SELECTED FINANCIAL DATA
(in millions, except per share amounts)

	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2001
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Revenues, net	$1,151.3	$1,024.9	$943.9	$809.6	$623.9
Net income	174.4	183.1	143.9	143.7	147.2
Working capital (deficit)	(38.2)	(26.8)	(19.5)	22.1	(24.1)
Total assets	835.5	816.2	770.7	609.9	482.9
Long-term obligations	741.4	466.1	454.3	436.3	484.3
Earnings per share:
Basic	$1.70	$1.75	$1.35	$1.35	$1.34

Diluted	$1.67	$1.71	$1.31	$1.31	$1.31

Items Affecting Comparability

        Several events occurred during fiscal 2005, 2004, 2003, 2002 and 2001 that affect the comparability of our financial statements. The nature of these events and their impact on underlying business trends are as follows:

Consolidation/Acquisition of WeightWatchers.com

        On April 3, 2004, we adopted the provisions of FASB Interpretation No. 46R, "Variable Interest Entities," and began consolidating the results of WeightWatchers.com. Upon adoption, we recorded a charge of $11.9 million, including a tax charge of $9.9 million, in the fiscal quarter ended April 3, 2004 for the cumulative effect of this accounting change. This charge reflects the cumulative impact to our results of operations had WeightWatchers.com been consolidated since its inception in September 1999. Beginning on April 3, 2004, our consolidated balance sheet includes the balance sheet of WeightWatchers.com. Effective at the beginning of the second quarter of fiscal 2004, our consolidated statement of operations and statement of cash flows include the results of WeightWatchers.com. All intercompany balances have been eliminated.

        As of December 16, 2005, WeightWatchers.com became a wholly-owned subsidiary of Weight Watchers International. In connection with the acquisition of WeightWatchers.com, described more fully in Item 1 of this Annual Report on Form 10-K, we recognized $46.1 million and $0.3 million of expenses during the second and third quarters of fiscal 2005, respectively.

Debt Refinancing

        On January 16, 2001, Weight Watchers International entered into a credit facility, as amended and restated, or the WWI Credit Facility, which consists of Term Loans and a revolving line of credit, or a Revolver.

        On August 21, 2003, we successfully completed a tender offer and consent solicitation to purchase 97%, or approximately $144.9 million, of our $150.0 million U.S. dollar denominated and 92%, or approximately €91.6 million, of our €100.0 million euro denominated 13% Senior Subordinated Notes. The consideration for the tender offer and consent solicitation was funded from cash on hand of $57.3 million and $227.3 million of additional borrowings under the WWI Credit Facility.

        On August 21, 2003, in connection with the purchase of the majority of our 13% Senior Subordinated Notes, we refinanced the WWI Credit Facility as follows: Term Loans B and D and the transferable loan certificate, or TLC, in the aggregate amount of $204.7 million were repaid and replaced with a new Term Loan B in the amount of $382.9 million and a new TLC in the amount of $49.1 million. Term Loan A in the amount of $30.0 million remained in place, along with a Revolver with available borrowings up to $45.0 million. Due to this early extinguishment of debt, we recognized expenses of $47.4 million in the third quarter of fiscal 2003.

        On January 21, 2004, we refinanced the WWI Credit Facility as follows: the Term Loan A, Term Loan B and the TLC in the aggregate amount of $454.2 million were repaid and replaced with a new Term Loan B in the amount of $150.0 million and borrowings under the Revolver of $310.0 million. In connection with this refinancing, available borrowings under the Revolver increased from $45.0 million to $350.0 million. Due to the early extinguishment of the Term Loans resulting from this refinancing, we recognized expenses of $3.3 million in the first quarter of fiscal 2004.

        On October 1, 2004, we repurchased and retired the remaining balance of our 13% Senior Subordinated Notes in the amounts of $5.1 million U.S. dollar denominated and €8.4 million euro denominated. Due to this early extinguishment of debt, we recognized expenses of $1.0 million in the third quarter of fiscal 2004 related to the tender premiums associated with this redemption.

        On October 19, 2004, we increased our net borrowing capacity by adding an Additional Term Loan B to our existing WWI Credit Facility in the amount of $150.0 million. Coterminous with the previously existing WWI Credit Facility, these funds were initially used to reduce borrowings under our Revolver, resulting in no increase in our net borrowing.

        On June 24, 2005, Weight Watchers International amended certain provisions of the WWI Credit Facility to allow for the December 16, 2005 redemption by WeightWatchers.com of shares held by Artal.

        On December 16, 2005, WeightWatchers.com borrowed $215.0 million pursuant to two credit facilities, or the WW.com Credit Facilities, consisting of (i) a five year, senior secured first lien term loan facility in an aggregate principal amount of $170.0 million and (ii) a five and one-half year, senior secured second lien term loan facility in an aggregate principal amount of $45.0 million.

Franchise Acquisitions

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

        Acquisitions of The WW Group and Dallas/New Mexico.    On March 30, 2003, we acquired certain assets of eight of the fifteen franchises of The WW Group, Inc. and its affiliates, or The WW Group, for an aggregate purchase price of $180.7 million. The acquisition was financed through cash and additional borrowings of $85 million. On November 30, 2003, we acquired certain assets of our franchises in Dallas and New Mexico for a total purchase price of $27.2 million. This acquisition was financed through cash from operations. The acquisition was accounted for as a purchase and, accordingly, earnings from these franchises have been included in our consolidated operating results since the date of acquisition.

        Acquisitions of North Jersey, San Diego and Eastern North Carolina.    On January 18, 2002, we acquired the franchise territory and certain business assets of our franchise in North Jersey for an aggregate purchase price of $46.5 million. The acquisition was financed through additional borrowings that were subsequently repaid by the end of the second quarter of 2002. On July 2, 2002 and September 1, 2002, we acquired the assets of our franchises in San Diego and eastern North Carolina for a total purchase price of $11.0 million and $10.6 million, respectively. These acquisitions were financed through cash from operations. The acquisitions were accounted for as purchases and, accordingly, earnings from these franchises have been included in our consolidated operating results since the respective dates of the acquisitions.

        Acquisition of Oregon.    On September 4, 2001, we acquired certain business assets of Weight Watchers of Oregon, Inc. for an aggregate purchase price of $13.5 million. The acquisition was financed through cash from operations. The acquisition has been accounted for as a purchase and, accordingly, earnings have been included in our consolidated operating results since the date of acquisition.

        Acquisition of Weighco.    On January 16, 2001, we acquired certain business assets of Weighco for an aggregate purchase price of $83.8 million. The acquisition was financed through additional borrowings under the WWI Credit Facility of $60.0 million and cash from operations. The acquisition has been accounted for as a purchase and, accordingly, Weighco's earnings have been included in our consolidated operating results since the date of acquisition.

Reversal of Tax Valuation Allowances and Tax Reserves

        During the fourth quarter of fiscal 2001, we reversed the remaining tax valuation allowance set up in conjunction with the acquisition of us by Artal in 1999. At the time of the acquisition, we determined that it was more likely than not that a portion of the deferred tax asset would not be utilized. Therefore, a valuation allowance of approximately $72.1 million was established against the corresponding deferred tax asset. Based on our performance since the acquisition, we determined that the valuation allowance was no longer required. Accordingly, the provision for taxes for fiscal 2001 included a one-time reversal (credit) of the remaining balance of the valuation allowance of $71.9 million.

        During the third quarter of fiscal 2004, we recorded a tax benefit by reversing a $5.5 million accrued but no longer necessary tax liability resulting from the September 1999 recapitalization and stock repurchase transaction with Heinz. In the fourth quarters of fiscal 2005 and fiscal 2004, we recorded a tax benefit by reversing a $0.9 million and $2.8 million state tax reserve, respectively, with respect to accrued but no longer necessary state tax liabilities. During the fourth quarter of fiscal 2004, WeightWatchers.com received a benefit of $5.5 million from its deferred tax asset as a result of the utilization of net operating loss carryforwards. Also in the fourth quarter of fiscal 2004, due to the then recent trend in profitability of WeightWatchers.com, it was concluded that it was more likely than not that WeightWatchers.com would fully realize the benefit of its deferred tax assets. As such, WeightWatchers.com reversed all of its remaining valuation allowance, except for $1.5 million relating to its foreign operations. Also in the fourth quarter of fiscal 2005, due to the recent trend in profitability of certain of WeightWatchers.com's foreign operations, it was concluded that it was more likely than not that these foreign operations would fully realize the benefit of its deferred tax assets. As such, WeightWatchers.com reversed all but $0.6 million of its remaining valuation allowance relating to its foreign operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion in conjunction with the "Selected Financial Data" included in Item 6 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Item 15 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements discussed in "Cautionary Notice Regarding Forward-Looking Statements" and elsewhere in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, without limitation, those discussed in "Risk Factors" included in Item 1A of this Annual Report on Form 10-K.

Overview

        We are a leading global branded consumer company and the leading global provider of weight management services, with a presence in 30 countries around the world. With over four decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight conscious consumers. In 2005, consumers spent over $3.0 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, products sold at meetings, Internet subscription products sold by WeightWatchers.com, licensed products sold in retail channels and magazine subscriptions and other publications. On a consolidated basis, from fiscal 2001 through fiscal 2005, our revenues and operating income have grown at a compound annual growth rate of 17% and 12%, respectively.

        We currently have two operating segments: Weight Watchers International and WeightWatchers.com. Since April 3, 2004, we have consolidated WeightWatchers.com, initially pursuant to FASB Interpretation No. 46R, "Variable Interest Entities," or, FIN 46R and beginning with the second quarter of fiscal 2005, pursuant to Accounting Research Bulletin No. 51, "Consolidated Financial Statements", as a result of increasing our ownership interest in WeightWatchers.com to a controlling interest as of July 2, 2005 and to a 100% interest as of December 16, 2005.

        We derive our revenues principally from:

  •
  Meeting fees. Members pay us a weekly fee to attend our meetings.

  •
  Product sales. We sell proprietary products that complement our weight management plans, such as bars, snacks, cookbooks, POINTS value guides, Weight Watchers magazines and POINTS calculators, primarily to members in our meetings and to our franchisees.

  •
  Online revenues. We generate revenue from our Internet subscription products and from the sale of Internet advertising.

  •
  Licensing, franchise royalties and other. We license the Weight Watchers brand and other intellectual property for certain foods and other products. In addition, our franchisees typically pay us a royalty fee of 10% of their meeting fee revenues. We also generate revenues from our magazines and third-party advertising in our publications.

        Other than online revenues, all of the foregoing sources of revenue are included in our Weight Watchers International operating segment.

        The following table sets forth our revenues by category for fiscal 2001, 2002, 2003, 2004 and 2005.

Revenue Sources
(in millions)

	Fiscal 2001	Fiscal 2002	Fiscal 2003	Fiscal 2004	Fiscal 2005
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Meeting fees	$415.7	$520.7	$607.2	$629.1	$681.1
Product sales	170.4	237.6	276.8	274.6	285.5
Online revenues	—	—	—	65.0	109.7
Licensing, franchise royalties and other	37.8	51.3	59.9	56.2	75.0

Total	$623.9	$809.6	$943.9	$1,024.9	$1,151.3

        From fiscal 2001 through fiscal 2005, our revenues have increased at a compound annual growth rate of 17%. This increase is principally a result of:

  •
  Increased NACO meeting attendance.    Our NACO meeting attendance, including the impact of our acquisitions, grew from 23.5 million for fiscal 2001 to 33.5 million for fiscal 2005, a compound annual growth rate of 9.2%. This growth resulted from our program innovations, as well as our acquisitions of franchise operations over that period.

  •
  Accelerated growth in Continental Europe.    From fiscal 2001 to fiscal 2005, attendance in our Continental European operations grew at a compound annual rate of 7.5% as a result of adapting our business model to local conditions, implementing more aggressive marketing programs tailored to the local markets and increasing the number of meetings ahead of anticipated demand.

  •
  Increased product sales.    Global product sales have grown at a compound annual rate of 13.8% from fiscal 2001 to fiscal 2005 as a result of our growing attendance and launching new products successfully. In our meetings, we have increased average product sales per attendee from $2.75 to $3.88 over the same period.

  •
  Consolidation of WeightWatchers.com.    Effective April 3, 2004, we began consolidating WeightWatchers.com. As a result of this consolidation, we have included $65.0 million and $109.7 million of WeightWatchers.com revenues in our results of operations for fiscal 2004 and fiscal 2005, respectively.

  •
  Increased licensing revenues.    Licensing revenues grew at a compound annual rate of 99.9% from fiscal 2001 to fiscal 2005 primarily as a result of our increased focus on expanding the number of Weight Watchers branded products worldwide and the reversion to us at the end of the third quarter of fiscal 2004 of revenues from certain third party licenses which had been paid to Heinz up until that time.

        As shown in the chart below, our worldwide annual attendance (including the aforementioned acquisitions of franchise operations) in our company-owned operations has grown by 29.6%, from 47.0 million for fiscal 2001 to 60.9 million for fiscal 2005.

Meeting Attendance in Company-Owned Operations
(in millions)

	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2001
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
North America	33.5	32.3	34.6	30.8	23.5
United Kingdom	12.6	13.0	12.8	11.9	11.6
Continental Europe	11.6	11.2	10.1	9.2	8.7
Other International	3.2	3.4	3.3	3.4	3.2

Total	60.9	59.9	60.8	55.3	47.0

        Beginning in late 2003, our NACO attendance growth was adversely affected by increased media exposure to and the resulting popularity of low-carbohydrate diets, which continued through 2004. Beginning in the third quarter of fiscal 2004 through the first quarter of fiscal 2005, the declines in organic NACO attendance (excluding the impact of acquisitions) versus prior year periods steadily improved from minus 16.7% in the second quarter of fiscal 2004 to minus 13.9% in the third quarter of fiscal 2004 to minus 8.7% in the fourth quarter of fiscal 2004 and to minus 5.1% in the first quarter of fiscal 2005. After that, NACO attendance versus prior year periods moved into positive territory and has posted increases since, up 5.3%, 2.5% and 6.5% in the second, third and fourth quarters of fiscal 2005, respectively. The third quarter of fiscal 2005 grew at a slower pace due to the impact of Hurricane Katrina and its aftermath. With the decline in the low-carb diet phenomenon, we believe that weight conscious consumers are now moving back to healthier, more balanced approaches to weight management, which should continue to benefit our business.

        In the United Kingdom, after four years of attendance increases, attendance declined to 12.6 million, a decrease of 3.1%, in fiscal 2005, primarily as a result of the added complexity of a new program innovation. We do not expect our U.K. attendance trend to improve until the second half of fiscal 2006. In Continental Europe, attendance increased 1.1 million in fiscal 2004 primarily as a result of a program innovation in the third quarter. We maintained this increased attendance in Continental Europe in fiscal 2005.

        We have maintained an annual gross margin in the Weight Watchers International operating segment of 50% or more since fiscal 2001. Our staff is usually paid on a commission basis and space is typically rented as needed. Moreover, we adjust the number of meetings according to demand, including seasonal fluctuations. This variable cost structure has enabled us to maintain these high margins even as we have expanded the number of our meetings over this period. When our attendance growth outpaces our meeting growth, our gross margins typically improve.

        The Weight Watchers International operating segment has consistently generated operating income margin of 30% or more since fiscal 2001 even while making significant investments in strengthening our management teams particularly in North America and Continental Europe and putting in place a stronger global marketing infrastructure.

Performance Indicators and Market Trends

        Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality of and potential variability of our cash flows and earnings. These key performance indicators include:

  •
  net revenues, which are an indicator of our overall business growth;

  •
  attendance;

  •
  meeting fee revenue per attendee and in-meeting product sales per attendee;

  •
  the number of WeightWatchers.com subscribers; and

  •
  operating expenses as a percentage of revenue, which is an indicator of the efficiency of our business and our ability to manage our business to budget.

        We believe that our revenues and profitability can be sensitive to major trends in the weight management industry. In particular, we believe that our business could be adversely impacted by:

  •
  the development of more favorably perceived or more effective weight management methods, including pharmaceuticals;

  •
  the temporary emergence of fad diets;

  •
  a failure to develop innovative new products and services;

  •
  a decrease in the effectiveness of our marketing and advertising programs; and

  •
  an impairment of the Weight Watchers brand and other intellectual property.

Acquisitions

  Acquisition of WeightWatchers.com

        On June 13, 2005, we entered into an agreement to acquire control of our licensee and affiliate, WeightWatchers.com. On July 1 and 2, 2005, we increased our ownership interest in WeightWatchers.com from approximately 20% to approximately 53% by (i) exercising warrants to purchase WeightWatchers.com common stock for a total purchase price of approximately $45.7 million, (ii) acquiring shares of WeightWatchers.com common stock owned by the employees of WeightWatchers.com and other parties not related to Artal through a merger of a subsidiary of ours with WeightWatchers.com for a total purchase price of approximately $28.4 million and (iii) acquiring additional shares of WeightWatchers.com common stock, representing outstanding stock options then held by WeightWatchers.com employees, for a total purchase price of approximately $62.3 million.

        On June 13, 2005, WeightWatchers.com also entered into a redemption agreement with Artal to purchase all of the shares of WeightWatchers.com owned by Artal at the same price per share as we paid in the merger. Subsequently, on December 16, 2005, WeightWatchers.com redeemed all of its outstanding common stock held by Artal for a total price of approximately $304.8 million as provided in the redemption agreement. WeightWatchers.com used cash on hand and the proceeds of the WW.com Credit Facilities in the aggregate amount of $215.0 million to finance this redemption, as well as pay related fees and expenses. As a result of this redemption, we now own 100% of WeightWatchers.com.

        The transactions described above relating to WeightWatchers.com were evaluated, negotiated and recommended by a Special Committee of Weight Watchers International's Board of Directors consisting of its independent directors.

  Franchise Acquisitions

        From time to time, we repurchase franchise territories. Since the beginning of fiscal 2001, we have acquired nine franchise operations for a total of approximately $433.8 million. These acquisitions are typically accretive to our earnings per share. For fiscal 2005, the attendance of our remaining franchise operations accounted for approximately 21% of total worldwide attendance at Weight Watchers meetings.

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

        We believe the following accounting policies are most important to the portrayal of our financial condition and results of operations and require our most significant judgments and estimates.

Revenue Recognition

        We earn revenue by conducting meetings, selling products in our meetings and to our franchisees, selling Internet subscription products, collecting commissions from franchisees, collecting royalties related to licensing agreements and selling advertising space in and copies of our magazine. We charge non-refundable registration fees in exchange for an introductory information session and materials we provide to new members in our meeting business. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Revenue from meeting fees, product sales, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customer, and commissions and royalties are earned. Advertising revenue is recognized when ads are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. Deferred revenue, consisting of prepaid meeting fees and magazine subscription revenue, is amortized into income over the period earned. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

        WeightWatchers.com primarily generates revenue from monthly Internet subscriptions. Subscription fee revenues are recognized over the period that products are provided. One time sign up fees are deferred and recognized over the expected customer relationship period. Subscription fee revenues that are paid in advance are deferred and recognized on a straight-line basis over the subscription period.

        We grant refunds under limited circumstances and at aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid.

Goodwill and Other Indefinite-lived Intangible Assets

        Finite-lived intangible assets are being amortized using the straight-line method over their estimated useful lives of three to 20 years. Effective December 30, 2001, we adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." As a result, we no longer amortize goodwill and other indefinite-lived intangible assets, but instead, review these assets for potential impairment on at least an annual basis. We performed fair value impairment testing as of December 31, 2005 and January 1, 2005 on our goodwill and other indefinite-lived intangible assets and determined that the carrying amounts of these assets did not exceed their respective fair values and therefore, no impairment existed. When determining fair value, we utilize various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. Upon such an event, we would be required to record a corresponding charge, which would impact earnings. We would also be required to reduce the carrying amounts of the related assets on our balance sheet. We continue to evaluate these estimates and assumptions and believe that these assumptions, which included an estimate of future cash flows based upon the anticipated performance of the underlying business units, were appropriate.

Derivative Instruments and Hedging

        Prior to the extinguishment of our euro denominated 13% Senior Subordinated Notes in 2004, we entered into forward and swap contracts to hedge transactions denominated in foreign currencies in order to reduce currency risk associated with fluctuating exchange rates. These contracts were used primarily to hedge payments arising from those foreign currency denominated obligations. We currently enter into interest rate swaps to hedge a substantial portion of our variable rate debt. These contracts are used primarily to reduce the risk associated with variable interest rate debt obligations.

        We account for our hedging instruments under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendments, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement on Derivative Instruments and Hedging Activities," which require that all derivative financial instruments be recorded on the consolidated balance sheet at fair value as either assets or liabilities. Fair value adjustments for qualifying derivative instruments are recorded as a component of other comprehensive income and will be included in earnings in the periods in which earnings are affected by the hedged item. Fair value adjustments for non-qualifying derivative instruments are recorded in our results of operations.

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

        Based on the revisions in FIN 46R, we were required to reevaluate our relationship with our affiliate and licensee, WeightWatchers.com. In the course of this reevaluation, we determined that WeightWatchers.com was a VIE under FIN 46R and that we were its primary beneficiary under this regulation. Effective April 3, 2004, we consolidated WeightWatchers.com. In accordance with the provisions of FIN 46R, we recorded a charge of $11.9 million, including a tax charge of $9.9 million, in the fiscal quarter ended April 3, 2004 for the cumulative effect of this accounting change. This charge reflects the cumulative impact to our results of operations had WeightWatchers.com been consolidated since its inception in September 1999. Beginning in our first fiscal quarter ended April 3, 2004, our consolidated balance sheet includes the balance sheet of WeightWatchers.com. Effective at the beginning of the second quarter of fiscal 2004, our consolidated statement of operations and statement of cash flows include the results of WeightWatchers.com. All intercompany balances have been eliminated in consolidation.

        As discussed above, WeightWatchers.com is now a wholly-owned subsidiary of Weight Watchers International. Therefore, we consolidate 100% of the results of WeightWatchers.com under the traditional rules of consolidation rather than under the provisions of FIN 46R. Since we adopted FIN 46R on the last day of the first quarter of fiscal 2004, commencing in the second quarter of fiscal 2005 and forward, our quarterly consolidated results are comparable with respect to the inclusion of WeightWatchers.com's results.

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

Capitalized Software Development

        We follow the provisions of AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. These costs are amortized to cost of revenue over a period of three years, the estimated useful life of the software. We periodically evaluate for impairment capitalized software development costs by considering, among other factors, whether the software is still expected to provide substantive service potential, and whether a significant change is being made or will be made to the software.

Weight Watchers International Results of Operations

        As explained above under "—Critical Accounting Policies," since April 3, 2004, we have consolidated WeightWatchers.com, initially pursuant to FIN 46R and beginning with the second quarter of fiscal 2005, pursuant to Accounting Research Bulletin No. 51, "Consolidated Financial Statements" as a result of our increased ownership interest in WeightWatchers.com.

Comparison of Fiscal 2005 (52 weeks) to Fiscal 2004 (52 weeks)

        As a result of the July 2, 2005 transaction which increased Weight Watchers International's ownership in WeightWatchers.com from approximately 20% to approximately 53%, our consolidated results for fiscal 2005 include certain transaction-related expenses.

        The table below shows the consolidated income statements for fiscal 2005 and fiscal 2004 on a comparable basis adjusted for these 2005 transaction expenses.

	Fiscal 2005
	Reported Results	Less Transaction Expenses	Reported Results Less Transaction Expenses	Fiscal 2004	Increase/ (Decrease)
	(in millions, except per share data)
Consolidated Results
Revenues	$1,151.3	$—	$1,151.3	$1,024.9	$126.4
Cost of revenues	520.7	—	520.7	487.1	33.6

Gross profit	630.6	—	630.6	537.8	92.8
Marketing expenses	158.3	—	158.3	134.8	23.5
Selling, general and administrative expenses	169.8	46.4	123.4	97.1	26.3

Operating income	302.5	(46.4)	348.9	305.9	43.0
Interest expense, net	21.0	—	21.0	16.8	4.2
Other (income)/expense, net	2.2	—	2.2	(4.7)	6.9
Early extinguishment of debt	—	—	—	4.3	(4.3)

Income before taxes and cumulative effect of accounting change	279.3	(46.4)	325.7	289.5	36.2
Provision for income taxes	104.9	(18.8)	123.7	94.5	29.2

Income before cumulative effect of accounting change	174.4	(27.6)	202.0	195.0	7.0
Cumulative effect of accounting change	—	—	—	(11.9)	11.9

Net income	$174.4	$(27.6)	$202.0	$183.1	$18.9

Weighted averge diluted common shares outstanding	104.2	104.2	104.2	107.0
Diluted EPS	$1.67	$(0.27)	$1.94	$1.71	$0.23

        Our consolidated reported net income was $174.4 million for fiscal 2005. This included transaction expenses of $46.4 million, $27.6 million net of taxes. Absent these expenses, net income was $202.0 million as compared to $183.1 million in fiscal 2004.

        While our fiscal 2005 consolidated results included 12 months of WeightWatchers.com results, our fiscal 2004 consolidated results included only nine months of WeightWatchers.com due to the timing of the adoption of FIN 46R at the beginning of the second quarter of fiscal 2004. The impact of consolidating WeightWatchers.com for all four quarters in fiscal 2005 compared to the three quarters in fiscal 2004 represented $24.3 million of the increase in total revenues, and $17.6 million and $5.6 million of the increase in gross profit and operating income, respectively, as described in more detail below.

        Net revenues were $1,151.3 million for fiscal 2005, an increase of $126.4 million, or 12.3%, from $1,024.9 million for fiscal 2004. The $126.4 million increase was driven by a $52.0 million increase in meeting fees, a $44.7 million increase in online revenues (including $26.3 million attributable to the first quarter of fiscal 2004 which, as mentioned above, was not included in the consolidated results for the full fiscal year 2004), a $21.5 million increase in licensing revenues, and a $10.8 million increase in product sales. Due to the timing of the adoption of FIN 46R, our fiscal 2004 consolidated results included one quarter of WeightWatchers.com royalty income of $2.0 million. Included in the $126.4 million increase in net revenues is a benefit of approximately $3.8 million from foreign currency exchange rates.

        For fiscal 2005, total meeting fees were $681.1 million, an increase of $52.0 million, or 8.3%, from $629.1 million in fiscal 2004. Total attendances increased 1.7% reaching 60.9 million versus 59.9 million in the prior year period. Meeting fee growth outpaced attendance growth primarily as a result of price increases in NACO and the United Kingdom.

        In NACO, meeting fees for fiscal 2005 were $417.0 million, up 11.8% from $373.1 million in the prior year. NACO meeting fee growth was primarily driven by a price increase in approximately 40% of NACO for the full year of fiscal 2005, and an additional approximately 20% of NACO beginning in September 2005; and by a 3.5% increase in NACO attendance over the comparable prior year period.

        International company-owned meeting fees were $264.2 million for fiscal 2005, an increase of $8.2 million, or 3.2%, from $256.0 million for fiscal 2004. International meeting fee growth was primarily driven by attendance and meeting fee per attendee growth in Continental Europe, and by a price increase in the United Kingdom. On a local currency basis, international meeting fee revenues grew 3.5%. Meeting fee growth in the United Kingdom was negatively impacted due to lower attendances of 3.1%, decreasing from 13.0 million in fiscal 2004 to 12.6 million in fiscal 2005.

        Worldwide product sales for fiscal 2005 were $285.4 million, an increase of $10.8 million, or 3.9%, from $274.6 million for fiscal 2004. Domestically, product sales rose $6.0 million, or 4.3%, to $144.4 million in fiscal 2005, despite the stronger growth in sales that occurred in the third quarter of fiscal 2004 related to the launch of the TurnAround innovation in NACO as is typical with a new innovation. Domestic product sales grew 9.7% in the first half of fiscal 2005 and 13.5% in the fourth quarter of fiscal 2005 primarily as a result of refreshing our in-meeting consumables and adding new offerings which have been well received. Internationally, product sales increased 3.5%, or $4.8 million, to $141.1 million, also on the strength of new product introductions.

        Online revenues were $109.7 million for fiscal 2005 as compared to $65.0 million in fiscal 2004 which included only nine months of WeightWatchers.com results due to the timing of our adoption of FIN 46R. Growth in online revenues from the second to the fourth quarter of fiscal 2005 period versus the comparable nine months of 2004 was $18.4 million, or 20.2%, due to an 18.6% increase in active end-of-period subscribers and a price increase in July 2004. Our first quarter of fiscal 2005 consolidated results included $26.3 million of online revenues.

        Other revenue, comprised primarily of licensing revenues and our publications, was $55.7 million for fiscal 2005, an increase of $18.3 million, or 48.9%, from $37.4 million for fiscal 2004. Licensing revenues increased $21.5 million, or 129.5%, due to the continued growth of our licensees around the world, the addition of new licensees and the full year benefit from the third party license royalties which reverted to us from Heinz at the end of September 2004. On a comparable basis, excluding the impact of the reversion, licensing revenues increased 87.7%. Additionally, as mentioned above, our fiscal 2004 consolidated results included $2.0 million of WeightWatchers.com royalty income, due to the timing of the adoption of FIN 46R.

        Franchise royalties were $12.5 million domestically and $6.9 million internationally for fiscal 2005. Total franchise royalties were $19.4 million, up from $18.8 million in the prior year. Excluding the franchises acquired in fiscal 2004, domestic franchise royalties increased 8.1%, while international franchise royalties rose 8.6%.

        Cost of revenues was $520.7 million for fiscal 2005, an increase of $33.6 million, or 6.9%, from $487.1 million for fiscal 2004. Gross profit margin of 54.8% of sales in fiscal 2005 increased 230 basis points from 52.5% of sales in the prior year. A number of factors contributed to this margin expansion: price increases in NACO and U.K. meeting fees and in the WeightWatchers.com subscription fee; less frequent discounting of product sales; and strong growth in our high margin licensing business. Further, WeightWatchers.com's margin has increased as it has leveraged its existing infrastructure while growing its business.

        Marketing expenses increased $23.5 million, or 17.4%, to $158.3 million for fiscal 2005 from $134.8 million for fiscal 2004. The inclusion of WeightWatchers.com in the first quarter of fiscal 2005, typically when our highest marketing spend occurs, contributed nearly one third of the increase—$8.3 million versus the prior year. The remainder of the increase in marketing spend is largely driven by timing. In fiscal 2005, we resumed in Continental Europe and the United Kingdom our practice of launching, and therefore expensing, our January winter diet season direct marketing campaign in late

December. This practice had been interrupted in fiscal 2004. As a result, fiscal 2005 included two years of winter diet season direct marketing costs. The costs for fiscal 2005 were expensed in first quarter of fiscal 2005, and costs for fiscal 2006 were expensed in the fourth quarter of fiscal 2005. As a percentage of net revenues, marketing expenses were 13.7% for fiscal 2005, as compared to 13.2% in the prior fiscal year.

        Selling, general and administrative expenses were $169.8 million for fiscal 2005, an increase of $72.7 million from $97.1 million for fiscal 2004. During fiscal 2005, we recorded $46.4 million of non-recurring transaction-related expenses related to the acquisition of the additional ownership interest in WeightWatchers.com. These transaction related expenses were primarily compensation charges associated with the buyout of employee stock options, and expenses associated with the relocation of WeightWatchers.com's headquarters. In addition, there are certain recurring transaction related expenses which will be ongoing, but declining, for the next few years. These recurring expenses include amortization related to the acquired intangible assets with a definite life and compensation expense for restricted stock units granted to WeightWatchers.com employees in exchange for unvested WeightWatchers.com stock options. During fiscal 2005, we recorded $2.5 million for these expenses.

        Excluding non-recurring transaction-related expenses, our selling, general and administrative expense increased $26.3 million, or 27.1%, over the comparable period in fiscal 2004, and from 9.5% of revenues in fiscal 2004 to 10.7% of revenues in fiscal 2005. This increase comes primarily from the impact of strengthening our management team and higher performance bonuses for staff in most of our regions. In addition, the consolidation of an additional quarter of WeightWatchers.com in fiscal 2005 as compared to fiscal 2004 added $3.8 million.

        Operating income was $302.5 million for fiscal 2005. Adjusted for non-recurring transaction related expenses, operating income for fiscal 2005 rose to $348.9 million, an increase of $43.0 million, or 14.1%, from $305.9 million for fiscal 2004. The operating income margin for fiscal 2005 was 26.3%. On the adjusted basis, the operating income margin for fiscal 2005 was 30.3%, as compared to 29.8% in fiscal 2004.

        Net interest charges increased 25.1%, or $4.2 million, to $21.0 million for fiscal 2005, as compared to $16.8 million in fiscal 2004. This increase was due to higher interest rates, partially offset by the reduction in interest expense due to the redemption of the remaining $15.5 million of our 13% Senior Subordinated Notes in October 2004, and by slightly lower average debt balances in fiscal 2005 as compared to fiscal 2004.

        For fiscal 2005, we reported other expense of $2.2 million as compared to other income of $4.7 million for fiscal 2004. The variance of $6.9 million is primarily due to a first quarter fiscal 2004 loan repayment, made prior to our adoption of FIN 46R, from WeightWatchers.com of $4.9 million.

        In fiscal 2004, $4.3 million of expenses were recorded associated with the early extinguishment of debt as a result of the first quarter fiscal 2004 refinancing of the WWI Credit Facility, undertaken to move a large portion of our fixed Term Loans to the Revolver, and the third quarter fiscal 2004 repurchase and retirement of the remaining $15.5 million of our 13% Senior Subordinated Notes. These expenses included the write-off of unamortized debt issuance costs from prior refinancings and the recognition of fees associated with these refinancing transactions.

        Our effective tax rate for fiscal 2005 was 37.6%, as compared to 32.6% for fiscal 2004. We recorded a tax benefit in the third quarter of fiscal 2004 by reversing a $5.5 million accrued tax liability recorded as a result of the September 1999 recapitalization and stock purchase transaction with Heinz. Additionally, WeightWatchers.com benefited throughout fiscal 2005 from the utilization of net operating loss carryforwards, for which a full valuation allowance had previously been recorded, thus largely eliminating its income tax expense for that year. In addition, in the fourth quarter of fiscal 2004, WeightWatchers.com recorded a $5.0 million reversal of its deferred tax valuation allowance which resulted in a $4.8 million tax expense benefit in that quarter.

Comparison of Fiscal 2004 (52 weeks) to Fiscal 2003 (53 weeks)

  Impact of FIN 46R

        As a result of our adoption of FIN 46R, we began consolidating the results of our affiliate and licensee, WeightWatchers.com, at the beginning of the second quarter of fiscal 2004. The table below shows the impact this adoption had on our consolidated income statement for fiscal 2004.

	Fiscal 2004
	WWI Stand-Alone Results	Impact of Adopting FIN 46R	Consolidated Results
	(in millions, except per share data)
Revenues	$966.1	$58.8	$1,024.9
Cost of revenues	468.2	18.9	487.1

Gross profit	497.9	39.9	537.8
Marketing expenses	120.2	14.6	134.8
Selling, general and administrative expenses	87.8	9.3	97.1

Operating income	289.9	16.0	305.9
Interest expense, net	14.6	2.2	16.8
Other (income)/expense, net	(9.3)	4.6	(4.7)
Early extinguishment of debt	4.3	—	4.3

Income before taxes and cumulative effect of accounting change	280.3	9.2	289.5
Provision for income taxes	101.1	(6.6)	94.5

Income before cumulative effect of accounting change	179.2	15.8	195.0
Cumulative effect of accounting change	—	(11.9)	(11.9)

Net income	$179.2	$3.9	$183.1

Weighted average diluted common shares outstanding	106.9	106.9	106.9

Diluted EPS	$1.68	$0.03	$1.71

        Because the requirement to consolidate WeightWatchers.com's income statement with ours began in the second quarter of fiscal 2004, the impact on fiscal 2004 included WeightWatchers.com's results of operations, net of intercompany eliminations, for only the nine months ended January 1, 2005.

        The impact of the consolidation on fiscal 2004 was to add $58.8 million in revenues and $39.9 million of gross profit. Operating income for the year increased by $16.0 million after incremental marketing expenses of $14.6 million and selling, general and administrative expenses of $9.3 million. A scheduled loan repayment of $4.9 million and interest income of $2.2 million, which Weight Watchers International earned from WeightWatchers.com, was eliminated in the consolidation of intercompany activity.

        In accordance with the provisions of FIN 46R, we recorded a charge of $11.9 million, including taxes, in the first quarter of fiscal 2004. This charge reflects the cumulative impact to our results of operations had WeightWatchers.com been consolidated since its inception in September 1999.

        For fiscal 2004, the consolidation combined with the first quarter of fiscal 2004 cumulative effect of accounting change, including taxes, related to the adoption of FIN 46R, resulted in an increase to diluted earnings per share of $0.03.

  Weight Watchers International on a Stand-Alone Basis

        The remaining sections of this discussion will address only the results of Weight Watchers International and its majority-owned subsidiaries and will exclude the impact of FIN 46R and the consolidation of WeightWatchers.com.

        The chart below compares Weight Watchers International's fiscal 2004 results to the prior year comparable period:

	Weight Watchers International
	Fiscal 2004	Fiscal 2003	Increase/ (Decrease)
	(in millions, except per share data)
Revenues	$966.1	$943.9	$22.2
Cost of revenues	468.2	440.4	27.8

Gross profit	497.9	503.5	(5.6)
Marketing expenses	120.2	113.6	6.6
Selling, general and administrative expenses	87.8	73.8	14.0

Operating income	289.9	316.1	(26.2)
Interest expense, net	14.6	33.7	(19.1)
Other (income)/expense, net	(9.3)	2.8	(12.1)
Early extinguishment of debt	4.3	47.4	(43.1)

Income before taxes	280.3	232.2	48.1
Provision for income taxes	101.1	88.3	12.8

Net income	$179.2	$143.9	$35.3

Diluted EPS	$1.68	$1.31	$0.37

        Net income for fiscal 2004 was $179.2 million, up from $143.9 million in fiscal 2003. Diluted earnings per share were $1.68 in fiscal 2004 as compared to $1.31 in fiscal 2003. Excluding the impact of the early extinguishment of debt in both years, diluted earnings per share were $1.70 in fiscal 2004 compared to $1.59 in fiscal 2003. Fiscal 2003 included a 53rd week versus only 52 weeks in fiscal 2004. Accordingly, our reported results are not fully comparable for the two years.

        Net revenues were $966.1 million for fiscal 2004, an increase of $22.2 million, or 2.4%, from $943.9 million for fiscal 2003. The 2.4% increase in net revenues was driven by international attendance growth and more favorable foreign currency rates, partially offset by a decline in North America attendance. On a worldwide basis, attendance at company-owned meetings declined 1.5%. Compared to the fiscal 2003, meeting fees increased $21.9 million, licensing revenues rose $7.0 million, advertising revenue increased $2.4 million, and we earned an additional $1.1 million of royalties from our licensee, WeightWatchers.com. Franchise commissions were $6.1 million lower than in fiscal 2003 as we continued our franchise acquisition program, adding two more in fiscal 2004. Product sales declined $2.2 million, as did publishing and other revenue by $1.9 million. Included in the total $22.2 million increase in net revenues was a benefit of approximately $42.5 million from foreign currency exchange rates. On a local currency basis, meeting fees and product sales in our international operations increased 5.4%.

        For fiscal 2004, total meeting fees were $629.1 million, an increase of $21.9 million, or 3.6%, from $607.2 million in the prior year. Attendances declined slightly to 59.9 million from 60.8 million in fiscal 2003. In NACO, meeting fees were $373.1 million for fiscal 2004, down 4.9% from $392.4 million in fiscal 2003. Including acquisitions, NACO attendance for the year was 6.5% lower than fiscal 2003. NACO organic attendance declined 12.1%. The organic attendance comparison excludes the additional week in fiscal 2003 and any franchises that were acquired during either year. We made four franchise acquisitions since the beginning of fiscal 2003: certain franchise territories of The WW Group at the beginning of the second quarter of fiscal 2003, Dallas and New Mexico during the fourth quarter of fiscal 2003, the Washington D.C. area during the second quarter of fiscal 2004 and Fort Worth during the third quarter of fiscal 2004. The low-carb diet fad, which escalated over the course of fiscal 2003, and was extended during fiscal 2004 by food manufacturers' heavily marketed introductions of related food products, had an impact on our North America business. We believe that the appeal of these low-carb diets has peaked and the phenomenon is now in decline. The introduction of our TurnAround program contributed to the improving attendance trends we saw in fiscal 2004. The declines in organic attendances in fiscal 2004 versus fiscal 2003 improved from minus 16.7% in the second quarter to minus 13.9% in the third quarter and minus 8.7% in the fourth quarter.

        International company-owned meeting fees were $256.0 million for fiscal 2004, an increase of $41.2 million, or 19.2%, from $214.8 million for fiscal 2003. The growth in meeting fees was primarily driven by attendance increases in Continental Europe of 11.4% coupled with the favorable impact of foreign currency exchange rates.

        Product sales were $274.6 million for fiscal 2004, a decrease of $2.2 million from $276.8 million for fiscal 2003. While total domestic product sales declined $19.8 million to $138.4 million in fiscal 2004 from $158.2 million in fiscal 2003, primarily driven by the attendance decline, internationally, product sales increased 14.8% to $136.2 million. International product sales rose 2.7% on a local currency basis.

        Franchise royalties were $12.5 million domestically and $6.3 million internationally in fiscal 2004. Total franchise royalties of $18.8 million were down $6.1 million, or 24.5%, from $24.9 million in fiscal 2003. The decrease resulted from the impact of having acquired four franchises in the United States since fiscal 2003 and from the general slowdown in the U.S. business. Excluding the recently acquired franchises, domestic franchise royalties declined 17.1%, while international franchise royalties rose 1.0%.

        Revenue from advertising, licensing and other sources was $43.6 million for fiscal 2004, an increase of $8.6 million, or 24.6%, from $35.0 million for fiscal 2003. Licensing revenue increased $7.0 million, up 72.2% over fiscal 2003, due to our continued focus on introducing a range of Weight Watchers branded products worldwide. Revenues from advertising, our WeightWatchers.com licensee and other sources contributed to the remainder of the increase.

        Cost of revenues was $468.2 million for fiscal 2004, an increase of $27.8 million, or 6.3%, from $440.4 million for fiscal 2003. For fiscal 2004, the gross profit margin of 51.5% remained above the 50% level, but was lower than the 53.3% level of fiscal 2003. We made the strategic decision to keep the vast majority of our NACO meetings open, despite the negative impact on our gross margin resulting from lower attendances per meeting due to our expectation of the decline in the low-carb phenomenon. We believe this expectation has proven to be correct.

        Marketing expenses increased $6.6 million, or 5.8%, to $120.2 million for fiscal 2004 from $113.6 million in fiscal 2003, with the majority of the increase resulting from currency translation. As a percentage of net revenue, marketing expenses were 12.4% for fiscal 2004, as compared to 12.0% in fiscal 2003, driven by the softness in revenues.

        Selling, general and administrative expenses were $87.8 million for fiscal 2004, an increase of $14.0 million, or 19.0%, from $73.8 million in fiscal 2003. Expenses were driven up by professional fees and expenses related to compliance with Sarbanes-Oxley, as well as by a strengthening of our management team and increase in our headcount to drive the future growth of our business. Selling, general and administrative expenses were 9.1% of revenues for fiscal 2004, as compared to 7.8% in fiscal 2003.

        Operating income was $289.9 million for fiscal 2004, a decrease of $26.2 million, or 8.3%, from $316.1 million for fiscal 2003. Our operating income margin for fiscal 2004 on this stand-alone basis was 30.0%, as compared to 33.5% in fiscal 2003.

        Net interest charges were down 56.7%, or $19.1 million, to $14.6 million for fiscal 2004 from $33.7 million for fiscal 2003. The repurchase and retirement in fiscal 2003 of most of our 13% Senior Subordinated Notes and the refinancing of the WWI Credit Facility at that time and again in fiscal 2004 lowered our interest expense significantly.

        For fiscal 2004, we reported other income of $9.3 million, as compared to other expense of $2.8 million for fiscal 2003. In fiscal 2004, we received higher loan repayments from WeightWatchers.com, which increased our other income by $4.8 million. In fiscal 2003, we incurred unrealized currency translation gains and losses associated with our 13% Senior Subordinated Notes until the majority were retired in the third quarter of fiscal 2003. This has resulted in a $9.2 million decrease in this expense.

        We recognized early extinguishment of debt expenses of $4.3 million for fiscal 2004 as a result of the refinancing of the WWI Credit Facility and the repurchase and retirement of the balance of our 13% Senior Subordinated Notes. These expenses included the write-off of unamortized debt issuance costs from prior refinancings and the recognition of tender premiums and fees associated with these transactions. In fiscal 2003, when we repurchased and retired the majority of our 13% Senior Subordinated Notes, we recognized early extinguishment of debt expenses of $47.4 million. These included tender premiums of $42.6 million, the write-off of unamortized debt issuance costs of $4.4 million and $0.4 million of fees associated with the transaction.

        Our effective tax rate for fiscal 2004 was 36.1% as compared to 38.0% for fiscal 2003. We recorded a tax benefit in fiscal 2004 by reversing a $5.5 million accrued but no longer necessary tax liability recorded as a result of the September 1999 recapitalization and stock purchase transaction with Heinz.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2005 and January 1, 2005, the balance sheets of WeightWatchers.com are fully consolidated with Weight Watchers International, and therefore the consolidated balance sheets for both periods are comparable.

Balance Sheet

        Comparing the balance sheet at December 31, 2005 with that at January 1, 2005, our cash balance decreased by $3.7 million from $35.2 million to of $31.5 million. Our working capital deficit at December 31, 2005 was $38.2 million compared to $26.8 million at January 1, 2005. Excluding cash, the working capital deficit increased by $7.7 million. Higher accrued expenses and accounts payable is the result of timing of salaries and other accruals as well as higher bonuses. Higher deferred revenue is primarily the result of the successful sale of our Seasons Pass prepayment plans for meetings in NACO of $11.4 million. Inventory and prepaids were lower in fiscal 2005. Program and meeting room material inventory was built up at a high rate in fiscal 2004 consistent with the timing of our innovation launches, and has been distributed and utilized throughout fiscal 2005. These decreased amounts were offset by increases in our accounts receivable, primarily the result of our growing licensing revenues and changes in income taxes totaling $25.1 million, the result of tax benefits associated with WeightWatchers.com net operating loss carryforwards, stock option exercises and a reclassification of tax reserves to long term.

        Capital spending has averaged approximately $9.8 million annually over the last three years and has consisted primarily of leasehold improvements, furniture and equipment for meeting locations and information system and web-site development expenditures. In fiscal 2005, capital spending was

$17.8 million as compared to $6.7 million in fiscal 2004. The increase in capital spending is due primarily to our new corporate office space, consisting primarily of leasehold improvements, furniture and equipment.

Cash Flow

        For fiscal 2005, the statement of cash flows for WeightWatchers.com is fully consolidated with our statement of cash flows. For fiscal 2004, the statement of cash flows for WeightWatchers.com was fully consolidated only for the nine months ended January 1, 2005. For the first quarter of fiscal 2004, the cash flows for WeightWatchers.com were reflected on a single line entitled "Impact of Consolidating WeightWatchers.com" in the amount of $5.7 million. For fiscal 2003, WeightWatchers.com is not consolidated with Weight Watchers International.

CASH FLOW

	Consolidated Results Fiscal 2005	Consolidated Results Fiscal 2004	Increase/ (Decrease)
	(in millions)
Cash provided by operating activities	$296.8	$252.4	$44.4
Cash used for investing activities	(400.3)	(65.8)	(334.5)
Cash used for financing activities	103.2	(180.4)	283.6
Effect of exchange rate changes on cash	(3.4)	(0.1)	(3.3)
Impact of consolidating WeightWatchers.com	—	5.7	(5.7)

Net increase (decrease) in cash and cash equivalents	(3.7)	11.8	(15.5)
Cash/cash equivalents, beginning of period	35.2	23.4	11.8

Cash/cash equivalents, end of period	$31.5	$35.2	$(3.7)

			WWI Stand Alone (excluding impact of FIN 46R in 2004)
	Consolidated Results Fiscal 2004	Less Impact of FIN 46R	Fiscal 2004	Fiscal 2003	Increase/ (Decrease)
	(in millions)
Cash provided by operating activities	$252.4	$18.4	$234.0	$233.1	$0.9
Cash used for investing activities	(65.8)	(7.6)	(58.2)	(211.6)	153.4
Cash used for financing activities	(180.4)	—	(180.4)	(59.5)	(120.9)
Effect of exchange rate changes on cash	(0.1)	—	(0.1)	3.9	(4.0)
Impact of consolidating WeightWatchers.com	5.7	5.7	—	—	—

Net increase (decrease) in cash/cash equivalents	11.8	16.5	(4.7)	(34.1)	29.4
Cash/cash equivalents, beginning of period	23.4	—	23.4	57.5	(34.1)

Cash/cash equivalents, end of period	$35.2	$16.5	$18.7	$23.4	$(4.7)

Sources and Uses of Cash

Fiscal 2005

        At the end of fiscal 2005, cash and cash equivalents were $31.5 million, a decrease of $3.7 million from the end of the fiscal 2004. Cash flows provided by operating activities in fiscal 2005 were $296.8 million, including $46.2 million of cash provided by WeightWatchers.com's operating activities. Investing activities utilized $400.3 million of cash, including $380.8 million for the acquisition of the remaining interests in WeightWatchers.com and $17.8 million for capital spending. Net cash provided for financing activities totaled $103.2 million, comprised of net borrowings of $277.0 million and the use of $176.0 million for the repurchase of 3.7 million shares of our common stock pursuant to our stock repurchase plan. See Part II, Item 5 of this Annual Report on Form 10-K for more information regarding our stock repurchase plan.

Fiscal 2004

        At the end of fiscal 2004, cash and cash equivalents were $35.2 million, an increase of $11.8 million from the end of fiscal 2003. Cash flows provided by operating activities were $252.4 million and the net use of funds for investing and financing activities totaled $246.3 million. Investing activities used cash of $65.8 million, primarily comprised of the $60.5 million cash paid for the acquisitions of our Fort Worth and Washington D.C. area franchises. Cash used for financing activities totaled $180.4 million, including $177.1 million used to repurchase 4.7 million of our shares pursuant to our stock repurchase plan. Our pay-down of debt which included the impact of refinancings that took place in January 2004 and the retirement of the remainder of our 13% Senior Subordinated Notes in the third quarter of fiscal 2004 were completely offset by a new Term Loan and Revolver borrowings. In addition, in the first quarter of fiscal 2004, as is required by FIN 46R, we recorded a $5.7 million net increase in cash as a result of the impact of consolidating WeightWatchers.com.

  Impact of FIN 46R on Cash Flow

        The FIN 46R impact on cash was to add $16.5 million to fiscal 2004. In fiscal 2004, cash flows increased $10.8 million from the operations of WeightWatchers.com, net of intercompany eliminations and investing activities. In addition, in the first quarter of fiscal 2004, as is required by this pronouncement, we recorded a $5.7 million net increase in cash as a result of the impact of consolidating WeightWatchers.com.

        The remainder of this section will address the financial position of Weight Watchers International on a stand-alone basis, excluding the impact of FIN 46R.

  Weight Watchers International on a Stand-Alone Basis

        For fiscal 2004, cash and cash equivalents were $18.7 million, a decrease of $4.7 million from fiscal 2003. Cash flows provided by operating activities in fiscal 2004 were $234.0 million and funds used for investing and financing activities totaled $238.6 million. Investing activities utilized $58.2 million of cash, which included the acquisitions of our Fort Worth and Washington D.C. area franchises for $60.5 million. Cash used for financing activities totaled $180.4 million primarily related to the repurchase of 4.7 million shares of our common stock for $177.1 million pursuant to our stock repurchase plan. See Part II, Item 5 of this Annual Report on Form 10-K for more information regarding our stock repurchase plan.

        For fiscal 2003, cash and cash equivalents decreased $34.1 million to $23.4 million. Cash flows provided by operating activities were $233.1 million. Investing activities in the year used $211.6 million of cash and included $208.8 million paid in connection with the acquisition of the assets of The WW Group and Dallas/New Mexico franchises. In addition, $5.0 million was invested in capital expenditures.

Cash used for financing activities totaled $59.5 million. We paid $60.3 million in connection with the tender offer and repurchase of our 13% Senior Subordinated Notes and the concurrent refinancing of the WWI Credit Facility and repurchased $28.8 million of stock in accordance with our stock repurchase plan that began in October 2003. These were partially offset by net proceeds of $26.6 million from additional debt borrowings arising at the time of The WW Group acquisition at the end of March 2003.

Long-Term Debt

        The WWI Credit Facility consists of Term Loans and a Revolver. The WW.com Credit Facilities consist of first and second lien term loans. As of December 31, 2005, Weight Watchers International had debt of $531.1 million and had additional availability under its $350.0 million Revolver of $112.2 million. As of December 31, 2005, WeightWatchers.com had debt of $215.0 million. Our total debt outstanding was $746.1 million at December 31, 2005 and $469.1 million at January 1, 2005, respectively.

        In January 2004, we refinanced the WWI Credit Facility, moving a large portion of our Term Loans to the Revolver. This provided us with a greater degree of flexibility and the ability to more efficiently manage cash. Under this refinancing, our Term Loans were reduced from $454.2 million to $150.0 million and our Revolver capacity was increased from $45.0 million to $350.0 million. To complete the refinancing, we borrowed $310.0 million under the Revolver.

        In October 2004, we increased our net borrowing capacity by adding an additional Term Loan to the existing WWI Credit Facility in the amount of $150.0 million, coterminous with the previously existing WWI Credit Facility. These funds were initially used to reduce borrowings under our Revolver, resulting in no increase to our net borrowing. Additionally, in October 2004, we repurchased and retired the remaining balance of our 13% Senior Subordinated Notes.

        In connection with the refinancing and retirement of debt described above, we incurred expenses of $4.3 million in fiscal 2004.

        On June 24, 2005, WWI amended certain provisions of the WWI Credit Facility to allow for the December 16, 2005 redemption by WeightWatchers.com of its shares owned by Artal.

        On December 16, 2005, WeightWatchers.com borrowed $215.0 million pursuant to two credit facilities (the WW.com Credit Facilities), consisting of (i) a five year, senior secured first lien term loan in an aggregate principal amount of $170.0 million and (ii) a five and one-half year, senior secured second lien term loan facility in an aggregate principal amount of $45.0 million.

        At December 31, 2005 and January 1, 2005, our debt consisted entirely of variable-rate instruments. At January 3, 2004 fixed-rate debt constituted approximately 3.3% of our total debt. The average interest rate on our debt was approximately 6.1%, 4.1% and 3.7% per annum at December 31, 2005, January 1, 2005, and January 3, 2004, respectively.

        The following schedule sets forth our long-term debt obligations (and interest rates) at December 31, 2005:

Long-Term Debt
At December 31, 2005
(Balances in millions)

	Balance	Interest Rate
WWI Revolver due 2009	$236.0	6.15%
WWI Term Loan B due 2010	147.0	6.25%
WWI Additional Term Loan B due 2010	148.1	5.67%
WW.com First Lien Term Loan	170.0	6.62%
WW.com Second Lien Term Loan	45.0	9.12%

Total Debt	746.1
Less Current Portion	4.7

Total Long-Term Debt	$741.4

        The WWI Term Loan B and the WWI Revolver bear interest at an annual rate equal to LIBOR plus 1.75% or, at Weight Watchers International's option, the alternate base rate (as defined in the WWI Credit Facility) plus 0.75%. The WWI Additional Term Loan B bears interest at an annual rate equal to LIBOR plus 1.50%, or at Weight Watchers International's option, the alternative base rate (as defined in the WWI Credit Facility), plus 0.50%. In addition to paying interest on outstanding principal under the WWI Credit Facility, Weight Watchers International is required to pay a commitment fee to the lenders under the WWI Revolver with respect to the unused commitments at a rate equal to 0.375% per year. The WWI Term Loan B is subject to scheduled amortization of $375,000 per quarter until March 31, 2009 and is thereafter subject to amortization of $35.5 million per quarter until maturity. The WWI Additional Term Loan B is subject to scheduled amortization of $375,000 per quarter until March 31, 2009 and is thereafter subject to amortization of $35.8 million per quarter until maturity.

        The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires Weight Watchers International to maintain specified financial ratios and satisfy financial condition tests. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries, other than WeightWatchers.com and its subsidiaries. Substantially all the assets of Weight Watchers International and these subsidiaries collateralize the WWI Credit Facility.

        The WW.com First Lien Term Loan bears interest at a rate equal to LIBOR plus 2.25% per annum, or, at WeightWatchers.com's option, the alternate base rate, as defined, plus 1.25% per annum. The WW.com Second Lien Term Loan bears interest at a rate equal to LIBOR plus 4.75% per annum or, at WeightWatchers.com's option, the alternate base rate, as defined, plus 3.75% per annum. Each of WeightWatchers.com's existing and future domestic subsidiaries have guaranteed the WW.com Credit Facilities, which facilities are secured by substantially all the assets of WeightWatchers.com and these subsidiaries. Weight Watchers International has not guaranteed the WW.com Credit Facilities.

        Loans outstanding under the WW.com Credit Facilities (i) must be prepaid with certain percentages of excess cash flow and net cash proceeds of asset sales, issuances, offerings or placements of debt obligations of WeightWatchers.com and issuances of equity securities of WeightWatchers.com; and (ii) may be voluntarily prepaid at any time in whole or in part without premium or penalty, with certain exceptions depending on the date of payment. The WW.com First Lien Term Loan is also subject to scheduled amortization of $425,000 per quarter.

        The WW.com Credit Facilities contain customary covenants, including affirmative and negative covenants that, in certain circumstances, restrict WeightWatchers.com's ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell WeightWatchers.com assets and enter into consolidations, mergers and transfer of all or substantially all of WeightWatchers.com's assets. The WW.com Credit Facilities also require WeightWatchers.com to maintain specified financial ratios and satisfy financial condition tests, which become more restrictive over time. The WW.com Credit Facilities contain customary events of default. Upon the occurrence of an event of default under the WW.com Credit Facilities, amounts outstanding may be immediately due and payable.

        On November 4, 2005, Standard & Poor's confirmed its "BB" rating for our corporate credit and the WWI Credit Facility. On March 11, 2005, Moody's assigned a "Ba1" rating for the WWI Term Loan B and the WWI Additional Term Loan B and confirmed its "Ba1" rating for the WWI Credit Facility.

        On November 4, 2005, Standard & Poor's assigned its "B+" corporate credit rating to WeightWatchers.com. In addition, Standard & Poor's assigned ratings of "B+" to the WW.com First Lien Term Loan and "B-" to the WW.com Second Lien Term Loan. On November 2, 2005, Moody's assigned ratings of "Ba3" to the WW.com First Lien Term Loan and "B1" to the WW.com Second Lien Term Loan.

Dividends

        On February 16, 2006, our Board of Directors authorized the initiation of a quarterly cash dividend of $0.175 per share of our common stock, which corresponds to an annual dividend rate of $0.70 per share. The initial quarterly dividend will be payable on April 7, 2006 to shareholders of record at the close of business on March 24, 2006.

        The WWI Credit Facility provides that we are permitted to pay dividends in an aggregate amount equal to $20.0 million plus 66.67% of our net income (as defined in the credit agreement) since December 2, 2001, so long as we are not in default under our credit agreement and so long as we have borrowing availability under the Revolver of at least $30.0 million. We do not expect these restrictions to impair our ability to pay dividends, but they could do so.

Contractual Obligations

        We are obligated under non-cancelable operating leases primarily for office and rent facilities. Consolidated rent expense charged to operations under all our leases for fiscal 2005 was approximately $27.7 million.

        The impact that our contractual obligations as of December 31, 2005 are expected to have on our consolidated liquidity and cash flow in future periods is as follows:

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
		(in millions)
Long-Term Debt(1)
Principal	$746.1	$4.7	$9.4	$687.0	$45.0
Interest	193.6	48.0	95.3	48.4	1.9
Operating Leases	91.2	24.3	28.2	13.5	25.2

Total	$1,030.9	$77.0	$132.9	$748.9	$72.1

(1)
Due to the fact that all of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of December 31, 2005 remains constant for all periods presented.

        Debt obligations due to be repaid in the next 12 months are expected to be satisfied with operating cash flows. We believe that cash flows from operating activities, together with borrowings available under our Revolver, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

Acquisitions

WeightWatchers.com Acquisition

        Pursuant to a merger agreement effective July 2, 2005, the last day of our second quarter, Weight Watchers International increased its ownership interest in WeightWatchers.com from approximately 20% to approximately 53% for a total cash outlay of $136.4 million including $107.9 million paid to WeightWatchers.com and $28.5 million paid to the non-Artal shareholders. Further to this, on December 16, 2005, WeightWatchers.com redeemed all of the equity interests in WeightWatchers.com owned by Artal for the aggregate cash consideration of $304.8 million. As a result of this redemption, WeightWatchers.com is a wholly-owned subsidiary of Weight Watchers International.

Franchise Acquisitions

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

Stock Transactions

        On October 9, 2003, our Board of Directors authorized a plan to repurchase up to $250.0 million of our outstanding common stock. On June 13, 2005, our Board of Directors authorized adding $250.0 million to this plan. The repurchase plan allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under the plan.

        During fiscal 2003 and fiscal 2004, we purchased 5.5 million shares of common stock in the open market for a total purchase price of $205.9 million, and in fiscal 2005, we purchased 3.7 million shares of common stock in the open market for a total purchase price of $176.0 million.

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

Related Parties

        For a discussion of related party transactions affecting us, see "Item 13. Certain Relationships and Related Transactions" in Part III of this Annual Report on Form 10-K.

Seasonality

        Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring diet season and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in 2006, Easter will fall on April 16, which means that the pre-summer diet season will begin later than it did in 2005. Our operating income for the first half of the year is generally the strongest. While WeightWatchers.com experiences similar seasonality in terms of new subscriber signups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, "Share-Based Payment" ("FAS 123R"), which replaces FAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." FAS 123R eliminates the option of using the intrinsic value method to record compensation expense related to stock-based awards to employees and instead requires companies to recognize the cost of such awards based on their grant-date fair value over the related service period of such awards. In April 2005, the SEC approved a new rule that amended the effective date of FAS 123R for public companies, whereby we will now be required to, and we will, adopt this Standard beginning in the first quarter of 2006.

        In accordance with the provisions of FAS 123R, we have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro-forma disclosures. We will not restate the results of prior periods. Prior to the effective date of FAS 123R, we will continue to provide the pro forma disclosures for past award grants as required under FAS 123. We believe the level of incremental expense that will be recognized in accordance with FAS 123R for fiscal 2006 will be approximately $6.0 million. However, the total expense recorded in future periods, including fiscal 2006, will depend on several variables, including the number of stock-based awards that are granted in future periods and the fair value of those awards.

        The American Jobs Creation Act of 2004 (the "AJCA") was enacted on October 22, 2004 and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the United States. In December 2004, the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA, allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. This legislation did not have a material impact to our results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to foreign currency fluctuations and interest rate changes. Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt. Due to the repurchase and retirement of the remaining balance of our 13% Senior Subordinated Notes in 2004, we no longer have any fixed rate borrowings outstanding at December 31, 2005. Therefore, market interest rates no longer affect the fair value of our long-term debt balances. Since 100% of our debt is now variable rate based, any changes in market interest rates will cause an equal change in our net interest expense.

        Other than inter-company transactions between our domestic and foreign entities, we generally do not have significant transactions that are denominated in a currency other than the functional currency applicable to each entity. From time to time we may enter into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce the currency risk associated with fluctuating exchange rates. Realized and unrealized gains and losses from any of these transactions may be included in net income for the period.

        In addition, we enter into interest rate swaps to hedge a substantial portion of our variable rate debt. Changes in the fair value of these derivatives will be recorded each period in earnings for non-qualifying derivatives or accumulated other comprehensive income (loss) for qualifying derivatives.

        Fluctuations in currency exchange rates may impact our shareholders' equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the period. The resulting translation adjustments are recorded in shareholders' equity as accumulated other comprehensive income (loss). In addition, fluctuations in the value of the euro will cause the U.S. dollar translated amounts to change in comparison to prior periods.

        Each of our subsidiaries, other than WeightWatchers.com, derives revenues and incurs expenses primarily within a single country and, consequently, does not generally incur currency risks in connection with the conduct of normal business operations.

Item 8. Financial Statements and Supplementary Data

        This information is incorporated by reference to the "Consolidated Financial Statements and Notes" on pages F-1 through F-35, including the report thereon of PricewaterhouseCoopers LLP on page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls are effective.

        In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonable likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, the end of fiscal 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management, under the supervision and with the participation of our principal executive officer and principal financial officer, concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

        Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

        None.

PART III

Item 10. Executive Officers and Directors of the Company

        Set forth below are the names, ages as of December 31, 2005 and current positions with us and our subsidiaries of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of the directors.

Name	Age	Position
Linda Huett	61	President and Chief Executive Officer, Director
Ann M. Sardini	55	Chief Financial Officer
Thilo Semmelbauer	40	Chief Operating Officer, NACO
David P. Kirchhoff	39	Chief Operating Officer, Europe and Asia, President and Chief Executive Officer, WeightWatchers.com
Robert W. Hollweg	63	General Counsel and Secretary
Melanie Stubbing	44	Vice President of Operations, United Kingdom
Russell Burke	45	Vice President of Operations, Australasia
Raymond Debbane(1)	50	Chairman of the Board
Philippe J. Amouyal	47	Director
John F. Bard(1)(2)	64	Director
Marsha Johnson Evans(2)	58	Director
Jonas M. Fajgenbaum	33	Director
Sacha Lainovic(1)	49	Director
Sam K. Reed(2)	58	Director
Christopher J. Sobecki	47	Director

(1)
Member of our Compensation and Benefits Committee.

(2)
Member of our Audit Committee.

        Linda Huett.    Ms. Huett has been the President and a director of our company since September 1999. She became our Chief Executive Officer in December 2000. Ms. Huett joined our company in 1984 as a meeting leader. Ms. Huett was promoted to U.K. Training Manager in 1986. In 1990, Ms. Huett was appointed Director of the United Kingdom operation and in 1993 was appointed Vice President of Weight Watchers U.K. Ms. Huett received a B.A. degree from Gustavas Adolphus College and received her Masters in Theater from Yale University. Ms. Huett is also a director of Ann Taylor Inc.

        Ann M. Sardini.    Ms. Sardini has served as our Chief Financial Officer since April 2002 when she joined our company. Ms. Sardini has over 20 years of experience in senior financial management positions in branded media and consumer products companies. Prior to joining us, she served as Chief Financial Officer of VitaminShoppe.com, Inc. from 1999 to 2001, and from 1995 to 1999 she served as Executive Vice President and Chief Financial Officer for the Children's Television Workshop. In addition, Ms. Sardini has held finance positions at QVC, Inc., Chris Craft Industries and the National Broadcasting Company. Ms. Sardini received a B.A. from Boston College and an M.B.A. from Simmons College Graduate School of Management. Ms. Sardini is also a director of Venaca Inc.

        Thilo Semmelbauer.    Mr. Semmelbauer has served as our Chief Operating Officer for North America since March 2004. Prior to that time, he served as the President and Chief Operating Officer of WeightWatchers.com. He held that position since February 2000. Prior to WeightWatchers.com, Mr. Semmelbauer was with The Boston Consulting Group in the Consumer Goods, Technology and e-Commerce practices. Previously, Mr. Semmelbauer was in Product Management at Motorola, Inc. He received his Master of Science degree in Management and Engineering from the Massachusetts Institute of Technology and is a graduate of Dartmouth College.

        David P. Kirchhoff.    Mr. Kirchhoff has been the Chief Executive Officer and President of WeightWatchers.com since rejoining WeightWatchers.com in June 2004. He also became our Chief Operating Officer, Europe and Asia in September 2005. Prior to rejoining WeightWatchers.com, Mr. Kirchhoff served as Chief Financial Officer of the Enthusiast Media Group of Primedia, Inc. from September 2003 to June 2004. Mr. Kirchhoff originally joined WeightWatchers.com in January 2000 as Senior Vice President, Strategy and Business Development, and served as Chief Financial Officer of WeightWatchers.com from January 2003 until his departure in August 2003. Prior to joining WeightWatchers.com in January 2000, he was Director of Corporate Strategy and Development for Pepsico, Inc. Previously, Mr. Kirchhoff was a manager and consultant with The Boston Consulting Group in Washington, D.C. He holds a B.S. in Biomedical and Electrical Engineering from Duke University and an M.B.A. from the University of Chicago Graduate School of Business.

        Robert W. Hollweg.    Mr. Hollweg has served as our General Counsel and Secretary since January 1998. He joined our company in 1969 as an Assistant Counsel in the law department. He transferred to the Heinz law department subsequent to Heinz' acquisition of our company in 1978 and served there in various capacities. He rejoined us after Artal acquired our company in September 1999. Mr. Hollweg graduated from Fordham University and received his Juris Doctor degree from Fordham University School of Law. He is a member of the American and New York State Bar Associations and a former President of the International Trademark Association.

        Melanie Stubbing.    Ms. Stubbing has served as our Vice President of Operations, United Kingdom since December 2003. Ms. Stubbing has more than 16 years experience working with strong consumer brands, including a position running the United Kingdom-based toy, game and trading card operations for Hasbro, Inc., a position she held from January 2002 to November 2003. From November 2000 to January 2002, Ms. Stubbing was the Vice President for WeightWatchers.com, Inc. Prior to joining WeightWatchers.com, Ms. Stubbing was Managing Director, Hedstrom, U.K. from August 1998 to October 2000, and from July 1989 to July 1998 she held various marketing positions at Mattel UK Ltd., including Group Marketing Director. Ms. Stubbing is a business graduate of Manchester Metropolitan University.

        Russell Burke.    Mr. Burke was appointed as our Vice President of Operations, Australasia in March 2005. Prior to this appointment he most recently served as Vice President, Finance since joining our company in June 2004. Prior to joining us he held both Chief Financial Officer and International Business Development responsibilities for Napster LLC from May 2003 to March 2004. Prior to joining Napster LLC, he was the Senior Vice President and Chief Financial Officer of pressplay GP from November 2001 to May 2003. Previously he held a number of senior financial roles with Sony Music International in Sydney, London and New York from January 1992 to October 2001 and was with Price Waterhouse in Newcastle, Los Angeles and Sydney prior to that. Mr. Burke received his Bachelor of Commerce degree from the University of Newcastle and holds an ACA designation from the Institute of Chartered Accountants, both in Australia.

        Raymond Debbane.    Mr. Debbane has been the Chairman of our Board of Directors since our acquisition by Artal on September 29, 1999. Mr. Debbane is a co-founder and President of The Invus Group, LLC. Prior to forming The Invus Group, LLC in 1985, Mr. Debbane was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American

University of Beirut. Mr. Debbane is a director of Artal Group S.A., Ceres, Inc. and the Chairman of the Board of Directors of GoldenSource Corporation.

        Philippe J. Amouyal.    Mr. Amouyal has been a director since November 2002. Mr. Amouyal is a Managing Director of The Invus Group, LLC, which he joined in 1999. Previously, Mr. Amouyal was a Vice President and director of The Boston Consulting Group, Inc. in Boston, MA. He holds an M.S. in engineering and a DEA in Management from Ecole Centrale de Paris and was a Research Fellow at the Center for Policy Alternatives of the Massachusetts Institute of Technology. Mr. Amouyal is a director of GoldenSource Corporation, Metamarix, Inc. and Entopia, Inc.

        John F. Bard.    Mr. Bard has been a director since November 2002. Since 1999, he has been a director of the Wm. Wrigley Jr. Company, where he served as Executive Vice President from 1999 to 2000, Senior Vice President from 1990 to 1999, and at the same time serving as Chief Financial Officer from 1990 until his retirement from management in 2000. He began his business career in 1963 with The Procter & Gamble Company in financial management. He subsequently was Group Vice President and Chief Financial Officer and a director of The Clorox Company and later President and a director of Tambrands, Inc., prior to joining Wrigley. Mr. Bard holds a B.S. in business from Northwestern University and an M.B.A. in Finance from the University of Cincinnati. Mr. Bard also serves as a director of Hollinger International, Inc.

        Marsha Johnson Evans.    Ms. Evans has been a director since February 2002. Ms. Evans served as President and Chief Executive Officer of the American Red Cross, the preeminent humanitarian organization in the United States, from August 2002 to December 2005, and previously served as the National Executive Director of Girl Scouts of the U.S.A. from January 1998 to July 2002. A retired Rear Admiral in the United States Navy, Ms. Evans has served as superintendent of the Naval Postgraduate School in Monterey, California from 1995 to 1998 and headed the Navy's worldwide recruiting organization from 1993 to 1995. She is currently a director of Huntsman Corporation, Lehman Brothers Holdings, Inc. and the Naval Academy Foundation. Ms. Evans received a B.A. from Occidental College and a Master's Degree from the Fletcher School of Law and Diplomacy at Tufts University.

        Jonas M. Fajgenbaum.    Mr. Fajgenbaum has been a director since our acquisition by Artal on September 29, 1999. Mr. Fajgenbaum is a Managing Director of The Invus Group, LLC, which he joined in 1996. Prior to joining The Invus Group, LLC, Mr. Fajgenbaum was a consultant for McKinsey & Company in New York from 1994 to 1996. He graduated with a B.S. from the Wharton School of Business and a B.A. in Economics from the University of Pennsylvania.

        Sacha Lainovic.    Mr. Lainovic has been a director since our acquisition by Artal on September 29, 1999. Mr. Lainovic is a co-founder and Executive Vice President of The Invus Group, LLC. Prior to forming The Invus Group, LLC in 1985, Mr. Lainovic was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business and an M.S. in engineering from Insa de Lyon in Lyon, France. Mr. Lainovic is a director of GoldenSource Corporation.

        Sam K. Reed.    Mr. Reed has been a director since February 2002. Mr. Reed has over 30 years of experience in the food industry. He is currently the CEO and Chairman of TreeHouse Foods, Inc. Previously Mr. Reed was the CEO of Dean Specialty Foods Holdings, Inc. Formerly, Mr. Reed was Vice Chairman and a director of Kellogg Company, the world's leading producer of cereal and a leading producer of convenience foods. From 1996 to 2001, Mr. Reed was Chief Executive Officer, President and a director of Keebler Foods Company. Previously, he was Chief Executive Officer of Specialty Foods Corporation's Western Bakery Group division. He is a director of the Tractor Supply Company and TreeHouse Foods, Inc. Mr. Reed received a B.A. from Rice University and an M.B.A. from Stanford Graduate School of Business.

        Christopher J. Sobecki.    Mr. Sobecki has been a director since our acquisition by Artal on September 29, 1999. Mr. Sobecki, a Managing Director of The Invus Group, LLC, joined the firm in 1989. He received an M.B.A. from Harvard Business School. He also obtained a B.S. in Industrial Engineering from Purdue University. Mr. Sobecki is also a director of GoldenSource Corporation and Eduventures, LLC.

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

  Class 1 Directors (term expiring in 2008)

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

Audit Committee

        We have an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The members of the Audit Committee are Mr. Reed, Ms. Evans and Mr. Bard.

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

  •
  to oversee the performance of our independent registered public accounting firm and to retain or terminate the independent registered public accounting firm and approve all audit and non-audit engagement fees and terms; and

  •
  to review at least annually, the qualifications, performance and independence of our independent registered public accounting firm.

        The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.

        Our Board of Directors has determined that each of the Audit Committee members, Mr. Reed, Ms. Evans and Mr. Bard, is an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K of the Exchange Act, has satisfied the financial literacy requirements of the New York Stock Exchange and has no direct or indirect material relationship with us and thus is independent under applicable listing standards of the New York Stock Exchange, Rule 10A-3 under the Exchange Act and our Corporate Governance Guidelines. The Audit Committee operates under a written charter, which is available on our website at www.weightwatchersinternational.com. In addition, shareholders may request a free copy of the Audit Committee charter from: Weight Watchers International, Inc., Attn: Corporate Secretary, 11 Madison Avenue, 17th Floor, New York, NY 10010, (212) 589-2700.

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

        Due to the beneficial ownership by Artal of more than 50% of our outstanding common stock, we are considered a "controlled company" as defined in the listing standards of the NYSE. As such, we have elected to be exempt from the requirements to have nominating/corporate governance and compensation committees composed entirely of independent directors and a majority of independent directors on our Board of Directors.

Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics for our officers, including our principal executive officer, principal financial officer, principal accounting officer and controller, and our employees and directors. Our Code of Business Conduct and Ethics is available on our website at

www.weightwatchersinternational.com. In addition shareholders may request a free copy of the Code of Business Conduct and Ethics from Weight Watchers International, Inc., Attn: Corporate Secretary, 11 Madison Avenue, 17th Floor, New York, NY 10010, (212) 589-2700.

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

Corporate Governance Guidelines

        We have adopted a Corporate Governance Guidelines for our officers, directors and employees. Our Corporate Governance Guidelines are available on our website at www.weightwatchersinternational.com. In addition, shareholders may request a free copy of our Corporate Governance Guidelines from: Weight Watchers International, Inc., Attn: Corporate Secretary, 11 Madison Avenue, 17th Floor, New York, NY 10010, (212) 589-2700.

NYSE and SEC Certifications

        On May 31, 2005, we filed with the NYSE the Annual CEO Certification regarding our compliance with the NYSE's Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we filed as exhibits to this annual report, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures.

Section 16(a) Beneficial Ownership Compliance

        Section 16(a) of the Exchange Act, as amended, requires our directors, executive officers and holders of more than 10% of our common stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the SEC to furnish us with copies of all such filings. Based on our review of the copies of such filings received by us with respect to fiscal 2005 and written representations from certain Reporting Persons, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in fiscal 2005, except that two Form 4 filings for Mr. Kirchhoff were not timely filed due to an administrative oversight on our part. Each of these covered one transaction.

Item 11. Executive Compensation

        The following table sets forth for fiscal 2005, 2004 and 2003 the compensation paid to our President and Chief Executive Officer and to each of the next four most highly compensated executive officers whose total annual salary and bonus was in excess of $100,000.

Summary Compensation Table

				Long-Term Compensation Awards(5)
		Twelve Month Period Compensation
Name and principal position	Twelve Months Ended			Restricted Stock Awards($)(6)	Securities Underlying Options(#)	All Other Compensation(7)
		Salary	Bonus(4)
Linda Huett	December 31, 2005	$532,052	—	—	—	$53,109
President and	January 1, 2005	$510,227	—	—	160,000	$57,476
Chief Executive Officer	January 3, 2004	$301,868	$197,000	—	40,000	$65,509
Ann M. Sardini	December 31, 2005	$329,572	—	$52,638	15,000	$44,588
Chief Financial Officer	January 1, 2005	$304,219	$154,148	—	20,000	$47,936
	January 3, 2004	$245,662	$161,000	—	20,000	$44,844
Thilo Semmelbauer(1)	December 31, 2005	$291,924	—	$52,638	15,000	$29,756
Chief Operating Officer,	January 1, 2005	$202,902	$128,255	—	100,000	$18,315
NACO	January 3, 2004	—	—	—	—	$—
Melanie Stubbing(2)	December 31, 2005	$248,294	—	$26,319	7,500	$40,805
Vice President of Operations,	January 1, 2005	$238,486	$119,243	—	10,000	$40,286
United Kingdom	January 3, 2004	$19,024	—	$108,030	47,000	$3,213
Russell Burke(3)	December 31, 2005	$232,792	—	$157,381	20,000	$119,940
Vice President of Operations,	January 1, 2005	$119,425	$13,140	—	25,000	$9,898
Australasia	January 3, 2004	—	—	—	—	—

(1)
Mr. Semmelbauer joined us on March 29, 2004, and therefore his compensation for fiscal 2004 only includes approximately nine months.

(2)
Ms. Stubbing joined us on December 1, 2003, and therefore her compensation for fiscal 2003 only includes approximately one month.

(3)
Mr. Burke joined us on June 9, 2004, and therefore his compensation for fiscal 2004 only includes approximately 7 months.

(4)
The total amount of individual bonus earned in fiscal 2005 was not determined as of the date of this Annual Report on Form 10-K. The total amount of individual bonus earned in fiscal 2004 for Ms. Sardini includes an amount earned with respect to fiscal 2004 but not determined as of the date of the Annual Report on Form 10-K for fiscal 2004.

(5)
The securities underlying all restricted stock unit and option awards are shares of our common stock.

(6)
Restricted stock awards consist solely of awards of restricted stock units.

(7)
For fiscal 2005, amounts include contributions under our 401(k) savings plan and our non-qualified executive profit sharing plan of $38,184 for Ms. Huett, $28,903 for Ms. Sardini, $16,556 for Mr. Semmelbauer and $13,039 for Mr. Burke. Amounts also include contributions to the U.K. pension plan of $21,282 for Ms. Stubbing and contributions to the Australian pension plan of $16,632 for Mr. Burke, as well as auto expense for the named executives. In addition, for fiscal 2005 amounts include a moving and relocation allowance, including tax equalization payments, of $77,667 for Mr. Burke.

        In May 2004 and December 1999, respectively, our stockholders approved our 2004 Stock Incentive Plan (the "2004 Plan") and our 1999 Stock Purchase and Option Plan (the "1999 Plan") under which selected employees are afforded the opportunity to purchase shares of our common stock, were granted options to purchase shares of our common stock, and/or received grants of restricted stock units. The number of shares authorized for grant under the 2004 Plan and the 1999 Plan is 2,500,000 shares and

7,058,040 shares, respectively, of our common stock. As of December 31, 2005 the number of shares available for grant under the 2004 Plan and the 1999 Plan was 2,087,939 shares and 113,202 shares of our common stock, respectively.

        The following table sets forth information regarding options granted during fiscal 2005 to the named executive officers.

Weight Watchers International Option Grants
For Fiscal 2005

Individual Grants

Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal 2005(2)	Exercise or Base Price (per share)	Expiration Date	Grant Date Present Value(3)
Ann M. Sardini	15,000	2.2%	$42.36	March 11, 2010	$205,655
Thilo Semmelbauer	15,000	2.2%	42.36	March 11, 2010	205,655
Melanie Stubbing	7,500	1.1%	42.36	March 11, 2010	102,827
Russell Burke	7,500	1.1%	42.36	March 11, 2010	102,827
Russell Burke	12,500	1.8%	41.99	March 18, 2015	211,573

(1)
Options were granted during fiscal 2005 under the terms of our equity plans. None of these options were exercised during fiscal 2005. Options are exercisable based on vesting provisions outlined in the underlying option agreement.

(2)
Percentages of total options granted are based on total grants made to all employees during fiscal 2005.

(3)
The estimated grant dates present value is determined using the Black-Scholes model. The adjustments and assumptions incorporated in the Black-Scholes model in estimating the value of the grants include the following: (a) the exercise price of the options equals the fair market value of the underlying stock on the date of grant; (b) an expected term of 5 to 7 years; (c) dividend yield of 0%; (d) volatility of 28.5% and (e) a risk free interest rate of 4.22% to 4.34%. The ultimate value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of our common stock over the exercise price of the option.

        Under our 2004 Plan and 1999 Plan, we have the ability to grant stock options, restricted stock, stock appreciation rights and other stock-based awards. Generally, stock options granted under the 1999 Plan vest and become exercisable in annual increments over five years with respect to one-third of options granted, and the remaining two-thirds of the options vest on the ninth anniversary of the date the options were granted, subject to accelerated vesting upon our achievement of certain performance targets. For each year prior to and including 2003, these performance targets have been met. All new options granted in 2003 and thereafter under this plan vest and become exercisable in annual increments over one to five years and are not subject to performance targets. In any event, the options become fully vested upon the occurrence of a change in control of our company.

        In April 2000, our Board of Directors adopted the WeightWatchers.com Stock Incentive Plan pursuant to which selected employees were granted options to purchase shares of WeightWatchers.com common stock. Under this plan we had the ability to grant stock options, restricted stock, stock appreciation rights and other stock-based awards of shares of WeightWatchers.com common stock. The number of shares available for grant under this plan was 400,000 shares of authorized common stock of WeightWatchers.com. No grants of options under this plan were made in fiscal 2005. At the time of our acquisition of WeightWatchers.com stock in July 2005, all options issued under this plan were repurchased. Effective immediately after the acquisition, our Board of Directors terminated this plan.

        The following tables set forth the number and value of securities underlying unexercised options held by each of our executive officers listed on the Summary Compensation Table above as of December 31, 2005. None of our executive officers have any stock appreciation rights.

	Aggregated Option Excercises in Fiscal 2005 and Option Values as of December 31, 2005
	Weight Watchers International Shares Fiscal 2005		Number of Weight Watchers International Securities Underlying Unexercised Options at December 31, 2005		Value of Weight Watchers International Unexercised In-The-Money Options at December 31, 2005
Name	Acquired on Exercise(#)	Value Realized	Exercisable(#)	Unexercisable(#)	Exercisable	Unexercisable
Linda Huett	—	—	358,483	160,000	$15,352,258	$1,740,800
Ann M. Sardini	—	—	80,000	75,000	929,800	846,250
Thilo Semmelbauer	—	—	20,000	80,000	254,400	1,017,600
Melanie Stubbing	—	—	18,800	45,700	254,928	543,317
Russell Burke	—	—	5,000	40,000	63,650	400,625
	WeightWatchers.com Shares Fiscal 2005		Number of WeightWatchers.com Securities Underlying Unexercised Options at December 31, 2005		Value of WeightWatchers.com Unexercised In-The-Money Options at December 31, 2005
Name	Acquired on Exercise(#)	Value Realized	Exercisable(#)	Unexercisable(#)	Exercisable	Unexercisable
Linda Huett	11,385	$281,323	—	—	—	—
Ann M. Sardini	11,385	205,727	—	—	—	—
Thilo Semmelbauer	—	—	—	—	—	—
Melanie Stubbing	—	—	—	—	—	—
Russell Burke	—	—	—	—	—	—
	Heinz Shares Fiscal 2005		Number of Heinz(1) Securities Underlying Unexercised Options at December 31, 2005		Value of Heinz Unexercised In-The-Money Options at December 31, 2005
Name	Acquired on Exercise(#)	Value Realized	Exercisable(#)	Unexercisable(#)	Exercisable	Unexercisable
Linda Huett	—	—	88,796	—	—	—
Ann M. Sardini	—	—	—	—	—	—
Thilo Semmelbauer	—	—	—	—	—	—
Melanie Stubbing	—	—	—	—	—	—
Russell Burke	—	—	—	—	—	—

(1)
Represents awards of options with respect to Heinz common stock that were made to the named executives under the Heinz 1996 Stock Option Plan prior to our acquisition by Artal from Heinz in September 1999.

Director Compensation

        Our executive director and our directors who are associated with The Invus Group, LLC, or Invus, do not receive compensation. Mr. Reed, Ms. Evans and Mr. Bard receive (1) annual compensation in the amount of $30,000, paid quarterly, half in cash and half in our common stock; (2) $1,000 per Audit Committee meeting; (3) options for 2,000 shares of our common stock per year, each with an exercise price equal to the closing price of our common stock on the day that the options are granted, a five year life and vesting one year after the grant date; and (4) reimbursement of reasonable out-of-pocket expenses associated with a director's role on the Board of Directors. During fiscal 2005, Mr. Reed and Ms. Evans received their option grant on February 7, 2005 and Mr. Bard received his option grant on November 12, 2005.

        In addition, during fiscal 2005 and in connection with their service on the Special Committee of independent directors of Weight Watchers International's Board of Directors in connection with the acquisition of WeightWatchers.com, (i) Mr. Bard, as Chairman of the Special Committee, received compensation in the amount of $45,000 and Mr. Reed and Ms. Evans each received compensation in the amount of $30,000, and (ii) each member of the Special Committee received reimbursement of reasonable out-of-pocket expenses in connection with their service on the Special Committee.

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

Continuity Agreements

Purpose; Covered Executives

        The Board of Directors has determined that it is in the best interests of our stockholders to reinforce and encourage the continued attention and dedication of our key executives to their duties with us, without personal distraction or conflict of interest in circumstances that could arise in connection with any change of ownership or control of us. Therefore, in October 2003, we entered into continuity agreements with the following executives: Linda Huett, Ann Sardini, Robert Hollweg, and certain other executive officers. These agreements contain terms that are substantially similar to each other, except where described below.

Term of Agreements

        These agreements have an initial term of three years from the date of execution, and continue to renew annually thereafter unless either party provides 180-day advance written notice to the other party that the term of the agreement will not renew. However, upon the occurrence of a "change in control" (as defined in the agreements), the term of the agreement may not terminate until the second anniversary of the date of the change of ownership or control of us.

Severance Payments and Benefits

        If, within two years following a change of ownership or control of us, an executive's employment is terminated without cause by us or for good reason by the executive (as such terms are defined in the agreements), the following executives will receive the following payments and benefits:

  •
  Ms. Huett, Ms. Sardini and Mr. Hollweg are entitled to receive the following:

  (i)
  A lump sum cash payment equal to three times the sum of (x) the executive's annual base salary on the date of the change in control (or, if higher, the annual base salary in effect immediately prior to the giving of the notice of termination) and (y) the executive's target annual bonus (the "target bonus") in respect of fiscal year (a "fiscal year") in which the termination occurs (or, if higher, the average annual bonus actually earned by the executive in respect of the three full fiscal years prior to the year in which the notice of termination is given) under our bonus plan;

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

  (vi)
  Additional contributions by us to our qualified defined contribution plan and any other retirement plans in which the executive participated prior to the date of termination during the continuation period; provided, however, that where such contributions may not be provided without adversely affecting the qualified status of such plan or where such contributions are otherwise prohibited by any such plans, the executive shall instead receive an additional lump sum payment equal to the contributions that would have been made during the continuation period if the executive had remained employed with us during such period;

  (vii)
  All other accrued or vested benefits in accordance with the terms of any applicable plan of ours, which vested benefits shall include the executive's otherwise unvested account balances in our qualified defined contribution plan, which shall become vested as of the date of termination; and

  (viii)
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth information regarding the beneficial ownership of our common stock by (i) all persons known by us to own beneficially more than 5% of our common stock, (ii) our president and chief executive officer and each of the named executive officers, (iii) each director and (iv) all directors and executive officers as a group.

        Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to (i) options held by that person that are currently exercisable or exercisable within 60 days of January 31, 2006, and (ii) shares of our common stock issuable upon the vesting of restricted stock units within 60 days of January 31, 2006, are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other shareholder.

        Our capital consists of our common stock and our preferred stock. As of January 31, 2006, there were 100,454,369 shares of our common stock outstanding and zero (0) shares of our preferred stock outstanding.

	As of January 31, 2006
Name of Beneficial Owner
	Shares	Percent
Artal Group S.A.(1)	64,265,825	64.0%
American Century Investment Management, Inc.(2)	5,810,011	5.8%
Delaware Management Business Trust(3)	5,519,833	5.5%
Linda Huett(4)(5)	450,691	*
Ann M. Sardini(4)(5)	80,000	*
Thilo Semmelbauer(4)(5)	20,000	*
David P. Kirchhoff(4)(5)	5,964	*
Robert W. Hollweg(4)(5)	247,706	*
Melanie Stubbing(4)(5)	18,800	*
Russell Burke(4)(5)	8,125	*
Raymond Debbane(4)(6)	—	—
Philippe Amouyal(4)	—	—
John F. Bard(4)(5)	9,102	*
Marsha Johnson Evans(4)(5)	9,384	*
Jonas M. Fajgenbaum(4)	—	—
Sacha Lainovic(4)	—	—
Sam K. Reed(4)(5)	19,384	*
Christopher J. Sobecki(4)	—	—
All directors and executive officers as a group (15 people)(6)	869,156	*

*
Less than 1.0%

(1)
The information concerning Artal Group S.A. is based on a Schedule 13D filed with the SEC on March 18, 2004 by Westend S.A., the parent company of Artal Group S.A., and other information known to us. Artal Group S.A. is the parent of Artal International S.A., which, in turn, is the parent of each of Artal Luxembourg S.A. and Artal Services N.V.    Artal Services N.V. is the parent of Artal Participations & Management S.A. Artal Luxembourg S.A. is the parent of Artal Holdings Sp. z o.o. As of January 31, 2006, Artal Holdings Sp. z o.o was the record owner of 59,772,567 of our shares and Artal Participations & Management S.A. was the record owner of 4,493,258 of our shares. As a result of the foregoing, Artal International S.A., Artal Group S.A. and Westend S.A. may each be deemed to be the beneficial owner of all of our shares held of record by Artal Holdings Sp. z o.o and Artal Participations & Management S.A. The address of Artal Holdings Sp. z o.o and Artal Participations & Management S.A. is 105, Grand-Rue, L-1661 Luxembourg, Luxembourg. The address of Westend S.A., Artal Group S.A., Artal Luxembourg S.A. and Artal International S.A., is the same as Artal Holdings Sp. z o.o and Artal Participations & Management S.A. The address of Artal Services N.V. is Woluwedal, 28 B-1932 St. Stevens—Woluwe Belgium.

(2)
Based on Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2006 by American Century Investment Management, Inc., American Century Companies, Inc. and American Century Mutual Funds, Inc., American Century Investment Management and American Century Companies, its parent, have beneficial ownership of 5,810,011 shares, and American Century Mutual Funds, Inc. has beneficial ownership of 5,319,871 shares. Each of American Century Investment Management and American Century Companies has sole voting power over 5,524,551 shares and sole dispositive power over 5,810,011 shares and American Century Mutual Funds has sole voting power and sole dispositive power over 5,319,871 shares. The address of these entities is 4500 Main Street, 9th Floor, Kansas City, Missouri 64111.

(3)
Based on a Schedule 13G filed with the SEC on February 9, 2006 by Delaware Management Holdings, Inc. and Delaware Management Business Trust, Delaware Management Holdings and Delaware Management Business Trust, each of which whose ultimate parent is Lincoln National Corporation, have beneficial ownership of 5,519,833 shares. Each of Delaware Management Holdings and Delaware Management Business Trust has sole voting power over 5,211,366 shares, shared voting power over 293,467 shares, sole dispositive power over 5,354,033 shares, and shared dispositive power over 165,800 shares. The address of these entities is 2005 Market Street, Philadelphia, Pennsylvania 19103.

(4)
Our executive officers and directors may be contacted c/o Weight Watchers International, Inc., 11 Madison Avenue, 17th Floor, New York, New York 10010.

(5)
Number of shares beneficially owned includes shares subject to purchase upon exercise of options exercisable within 60 days after January 31, 2006, as follows: Ms. Huett 358,483 shares; Ms. Sardini 80,000 shares; Mr. Semmelbauer 20,000 shares; Mr. Hollweg 161,322 shares; Ms. Stubbing 18,800 shares; Mr. Burke 7,500 shares; Mr. Bard 6,000 shares; Ms. Evans 2,000 shares; and Mr. Reed 8,000 shares. The number of shares beneficially owned also includes restricted stock unit awards vesting within 60 days after January 31, 2006 as follows: Mr. Kirchhoff 2,586 shares and Mr. Burke 625 shares.

(6)
Mr. Debbane is also a director of Artal Group S.A. Artal Group S.A. is the parent entity of Artal International S.A., which is the parent entity of Artal Luxembourg S.A., which in turn is the parent entity of Artal Holdings Sp. z o.o. Artal International S.A. is the parent entity of Artal Services N.V., which is the parent entity of Artal Participations & Management S.A. Mr. Debbane may be deemed to share beneficial ownership of all shares owned by Artal Holdings Sp. z o.o and Artal Participations & Management S.A. but disclaims such beneficial ownership.

Item 13. Certain Relationships and Related Transactions

Shareholders' Agreements

        Shortly after our acquisition by Artal, we entered into a shareholders' agreement with Artal and Merchant Capital, Inc., Richard and Heather Penn, Longisland International Limited, Envoy Partners and Scotiabanc, Inc. relating to their rights with respect to our common stock held by parties, other than Artal. Without the consent of Artal, transfers of our common stock by these shareholders are restricted with certain exceptions. Subsequent transferees of our common stock must, subject to limited exceptions, agree to be bound by the terms and provisions of the agreement. Additionally, this agreement provides the shareholders with the right to participate pro rata in certain transfers of our common stock by Artal and grants Artal the right to require the other shareholders to participate on a pro rata basis in certain transfers of our common stock by Artal.

Registration Rights Agreement

        Simultaneously with the closing of our acquisition by Artal, we entered into a registration rights agreement with Artal and Heinz. The registration rights agreement grants Artal the right to require us to register shares of our common stock for public sale under the Securities Act (1) upon demand and (2) in the event that we conduct certain types of registered offerings. Heinz has sold all shares of our common stock held by it and accordingly no longer has any rights under this agreement. Merchant Capital, Inc., Richard and Heather Penn, Long Island International Limited, Envoy Partners and Scotiabanc, Inc. became parties to this registration rights agreement under joinder agreements, and each acquired the right to require us to register and sell their stock in the event that we conduct certain types of registered offerings.

Corporate Agreement

        We entered into a corporate agreement with Artal in November 2001 which was amended in July 2005. We agreed that so long as Artal beneficially owns 10% or more, but less than a majority of our then outstanding voting stock, Artal will have the right to nominate a number of directors approximately equal to that percentage multiplied by the number of directors on our board. This right to nominate directors will not restrict Artal from nominating a greater number of directors.

        We agreed with Artal that both we and Artal have the right to:

  •
  engage in the same or similar business activities as the other party;

  •
  do business with any customer or client of the other party; and

  •
  employ or engage any officer or employee of the other party.

        Neither Artal nor we, nor our respective related parties, will be liable to each other as a result of engaging in any of these activities.

        Under the corporate agreement, if one of our officers or directors who also serves as an officer, director or advisor of Artal becomes aware of a potential transaction related primarily to the group education-based weight-loss business or an internet diet business, as defined, that may represent a corporate opportunity for both Artal and us, the officer, director or advisor has no duty to present that opportunity to Artal, and we will have the sole right to pursue the transaction if our Board of Directors so determines. If one of our officers or directors who also serves as an officer, director or advisor of Artal becomes aware of any other potential transaction that may represent a corporate opportunity for both Artal and us, the officer or director will have a duty to present that opportunity to Artal, and Artal will have the sole right to pursue the transaction if Artal so determines. If one of our officers or directors who does not serve as an officer, director or advisor of Artal becomes aware of a potential transaction that may represent a corporate opportunity for both Artal and us, neither the officer nor the director nor we have a duty to present that opportunity to Artal, and we may pursue the transaction if our Board of Directors so determines. If any officer, director or advisor of Artal who does not serve as an officer or director of us becomes aware of a potential transaction that may represent a corporate opportunity for both Artal and us, neither the officer, director, advisor, nor Artal has a duty to present that opportunity to us and Artal may pursue the transaction if it so determines.

        If Artal transfers, sells or otherwise disposes of our then outstanding voting stock, the transferee will generally succeed to the same rights that Artal has under this agreement by virtue of its ownership of our voting stock, subject to Artal's option not to transfer those rights.

WeightWatchers.com Intellectual Property License

        In September 2001, Weight Watchers International entered into an amended and restated intellectual property license agreement with WeightWatchers.com that governs WeightWatchers.com's right to use our trademarks and materials related to the Weight Watchers program.

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

        Beginning in January 2002, WeightWatchers.com began paying Weight Watchers International a royalty of 10% of the net revenues it earns through its online activities. For fiscal 2005, prior to the acquisition of WeightWatchers.com in July 2005, Weight Watchers International earned royalties of $5.4 million. For fiscal 2004, Weight Watchers International earned royalties of $8.2 million.

        Weight Watchers International retains exclusive ownership of all of the trademarks and materials that it licenses to WeightWatchers.com and of the derivative works created by WeightWatchers.com. All of the rights granted to WeightWatchers.com in the license agreement are subject to Weight Watchers International's pre-existing agreements with third parties, including franchisees. The license agreement provides Weight Watchers International with control over the use of our intellectual property. In particular, Weight Watchers International has the right to approve WeightWatchers.com's e-commerce activities, any materials, sublicenses, communication to consumers, products, privacy policy, marketing programs and materials publicly displayed on the Internet. These controls are designed to protect the value of our intellectual property. WeightWatchers.com and Weight Watchers International jointly own user data collected through the website and both parties are required to adhere to the site's privacy policy.

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

        Weight Watchers International is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses. For fiscal 2005, prior to the acquisition of WeightWatchers.com in July 2005, Weight Watchers International service fees incurred by Weight Watchers International to WeightWatchers.com were $1.4 million. In fiscal 2004, service fees incurred by Weight Watchers International to WeightWatchers.com were $2.3 million.

Acquisition of WeightWatchers.com

        On June 13, 2005, we entered into an agreement to acquire control of our licensee and affiliate, WeightWatchers.com. On July 1 and 2, 2005, we increased our ownership interest in WeightWatchers.com from approximately 20% to approximately 53% by (i) exercising warrants to purchase WeightWatchers.com common stock for a total purchase price of approximately $45.7 million, (ii) acquiring shares of WeightWatchers.com common stock owned by the employees of WeightWatchers.com and other parties not related to Artal through a merger of a subsidiary of ours with WeightWatchers.com for a total purchase price of approximately $28.4 million and (iii) acquiring additional shares of WeightWatchers.com common stock, representing outstanding stock options then held by WeightWatchers.com employees, for a total purchase of approximately $62.3 million.

        On June 13, 2005, WeightWatchers.com also entered into a redemption agreement with Artal to purchase all of the shares of WeightWatchers.com owned by Artal at the same price per share as we paid in the merger.

        Subsequently, on December 16, 2005 WeightWatchers.com redeemed all of its outstanding common stock held by Artal for a total price of approximately $304.8 million. WeightWatchers.com used cash on hand and the proceeds of the WW.com Credit Facilities in the aggregate amount of $215.0 million to finance this redemption as well as pay related fees and expenses. As a result of this redemption, we now own 100% of WeightWatchers.com.

        The transactions described above relating to WeightWatchers.com were evaluated, negotiated and recommended by a Special Committee of Weight Watchers International's Board of Directors, consisting of its independent directors.

        Invus is the exclusive investment advisor to Artal. The principals of Invus received customary compensation from Artal in connection with this transaction. Certain of our directors, Mr. Debbane, Mr. Amouyal, Mr. Fajgenbaum, Mr. Lainovic and Mr. Sobecki, are principals of Invus.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

        Aggregate fees for professional services rendered to us by PricewaterhouseCoopers LLP for fiscal 2005 and fiscal 2004:

	Fiscal 2005	Fiscal 2004
Audit	$1,856,999	$1,640,306
Audit Related	268,954	—
Tax	409,362	257,200
All Other	111,857	15,071

Total	$2,647,172	$1,912,577

Audit Fees

        Audit fees for fiscal 2005 were for professional services rendered by PricewaterhouseCoopers LLP in connection with their (i) integrated audits of our consolidated financial statements and internal control over financial reporting as of and for the year ended December 31, 2005, including statutory audits of the financial statements of our subsidiaries, (ii) reviews of our unaudited consolidated interim financial statements as of October 1, 2005, July 2, 2005 and April 2, 2005, and (iii) reviews of documents filed with the SEC.

        Audit fees for fiscal 2004 were for professional services rendered by PricewaterhouseCoopers LLP in connection with their (i) integrated audits of our consolidated financial statements and internal control over financial reporting as of and for the year ended January 1, 2005, including statutory audits of the financial statements of our subsidiaries, (ii) reviews of our unaudited consolidated interim financial statements as of October 2, 2004, July 3, 2004, and April 3, 2004 and (iii) reviews of documents filed with the SEC.

Audit Related Fees

        The Audit Related fees for fiscal 2005 were for professional services rendered by PricewaterhouseCoopers LLP related to due diligence for acquisitions and accounting consultations.

Tax Fees

        Tax fees for fiscal 2005 and fiscal 2004 were for services rendered by PricewaterhouseCoopers LLP primarily related to tax compliance and international tax planning and strategies.

All Other Fees

        All other fees for fiscal 2005 and fiscal 2004 were for services rendered by PricewaterhouseCoopers LLP primarily related to employee benefit plan advisory services.

        All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The Audit Committee's Audit and Non-Audit Services Pre-Approval Policy provides for pre-approval of audit, audit-related and tax services by category so long as such services are specifically described to the Audit Committee on an annual basis (e.g., in the engagement letter) ("general pre-approval"). In addition, individual engagements that have not received general pre-approval and/or are anticipated to exceed pre-established thresholds must be separately approved in advance on a case-by-case basis ("specific pre-approval"). The Audit Committee is mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such servicers and may choose to determine, for a particular year, an appropriate ratio between the total amount of fees for Audit, Audit-related and Tax services and the total amount of fees for certain permissible non-audit services classified as All Other services. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. In its Audit and Non-Audit Services Pre-Approval Policy, the Audit Committee delegated specific pre-approved authority to its chairperson, provided that the estimated fee for any such proposed pre-approval service does not exceed $50,000.

PART IV

Item 15. Exhibits and Financial Statement Schedules

  1.
  Financial Statements

    The financial statements listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 are filed as part of this Annual Report on Form 10-K.

  2.
  Financial Statement Schedule

    The financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 is filed as part of this Annual Report on Form 10-K.

  3.
  Exhibits

    The exhibits listed in the Exhibit Index are filed as part of this Annual Report on Form 10-K.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Items 15(a) 1 & 2

Pages
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2005 and January 1, 2005	F-4
Consolidated Statements of Operations for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004	F-5
Consolidated Statements of Changes in Shareholders' Equity (Deficit), for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004	F-6
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004	F-7
Notes to Consolidated Financial Statements	F-8
Schedule II—Valuation and Qualifying Accounts and Reserves for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004	S-1

        All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Weight Watchers International, Inc.:

        We have completed integrated audits of Weight Watchers International Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page F-1 present fairly, in all material respects, the financial position of Weight Watchers International, Inc. and its subsidiaries (the "Company") at December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
February 27, 2006

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	December 31, 2005	January 1, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,476	$35,156
Receivables (net of allowances: December 31, 2005—$1,882 and January 1, 2005—$2,008)	28,040	21,778
Inventories, net	31,678	32,929
Prepaid expenses	25,638	31,636
Deferred income taxes	10,878	4,317

TOTAL CURRENT ASSETS	127,710	125,816
Property and equipment, net	20,775	17,480
Franchise rights acquired	555,604	557,121
Goodwill	51,305	25,125
Trademarks and other intangible assets	8,837	5,721
Deferred income taxes	61,917	77,964
Deferred financing costs, net	6,145	3,240
Other noncurrent assets	3,198	3,719

TOTAL ASSETS	$835,491	$816,186

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Portion of long-term debt due within one year	$4,700	$3,000
Accounts payable	19,714	20,760
Salaries and wages	30,688	27,173
Other accrued liabilities	51,337	35,079
Income taxes payable	13,710	34,684
Deferred income taxes	7,250	4,844
Deferred revenue	38,489	27,082

TOTAL CURRENT LIABILITIES	165,888	152,622
Long-term debt	741,425	466,125
Deferred income taxes	26	715
Other	8,803	285

TOTAL LIABILITIES	916,142	619,747
Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY (DEFICIT)
Dividend to Artal Luxembourg S.A.	(304,835)	—
Common stock, $0 par 1,000,000 shares authorized; 111,988 shares issued and outstanding	—	—
Treasury stock, at cost, 11,410 shares at December 31, 2005 and 9,575 shares at January 1, 2005	(390,864)	(222,547)
Deferred compensation	(8,417)	(233)
Retained earnings	617,470	413,425
Accumulated other comprehensive income	5,995	5,794

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(80,651)	196,439

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$835,491	$816,186

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	December 31, 2005	January 1, 2005	January 3, 2004
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Meeting fees, net	$681,097	$629,097	$607,204
Product sales and other, net	360,497	330,833	336,728
Online revenues	109,657	64,989	—

Revenues, net	1,151,251	1,024,919	943,932

Cost of meetings, products and other	493,910	468,312	440,398
Cost of online subscriptions	26,772	18,810	—

Cost of revenues	520,682	487,122	440,398

Gross profit	630,569	537,797	503,534
Marketing expenses	158,252	134,791	113,603
Selling, general and administrative expenses	169,825	97,121	73,862

Operating income	302,492	305,885	316,069
Interest expense, net	20,969	16,759	33,698
Other (income)/expense, net	2,208	(4,685)	2,774
Early extinguishment of debt	—	4,264	47,368

Income before income taxes and cumulative effect of accounting change	279,315	289,547	232,229
Provision for income taxes	104,913	94,522	88,288

Income before cumulative effect of accounting change	174,402	195,025	143,941
Cumulative effect of accounting change, net of tax	—	(11,941)	—

Net income available to common shareholders	$174,402	$183,084	$143,941

Basic Earnings Per Share:
Income before cumulative effect of accounting change	$1.70	$1.86	$1.35
Cumulative effect of accounting change, net of tax	—	(0.11)	—

Net income	$1.70	$1.75	$1.35

Diluted Earnings Per Share:
Income before cumulative effect of accounting change	$1.67	$1.82	$1.31
Cumulative effect of accounting change, net of tax	—	(0.11)	—

Net income	$1.67	$1.71	$1.31

Weighted average common shares outstanding:
Basic	102,747	104,704	106,676

Diluted	104,203	106,985	109,724

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

(IN THOUSANDS)

	Common Stock		Treasury Stock
						Accumulated Other Comprehensive Income (Loss)	Dividend to Artal Luxembourg S.A.
					Deferred Compensation			Retained Earnings
	Shares	Amount	Shares	Amount					Total
Balance at December 28, 2002	111,988	$—	5,711	$(23,061)	$—	$(3,873)	$—	$73,482	$46,548
Comprehensive Income:
Net income								143,941	143,941
Translation adjustment, net of taxes of $4,116						7,733			7,733
Changes in fair value of derivatives accounted for as hedges, net of taxes of $1,687						2,406			2,406

Total Comprehensive Income									154,080

Stock options exercised			(856)	3,455				(1,452)	2,003
Tax benefit of stock options exercised								7,319	7,319
Purchase of treasury stock			784	(28,815)					(28,815)
Restricted stock issued to employees					(267)			267	—
Compensation expense on restricted stock awards					53				53

Balance at January 3, 2004	111,988	$—	5,639	$(48,421)	$(214)	$6,266	$—	$223,557	$181,188
Comprehensive Income:
Net income								183,084	183,084
Translation adjustment, net of taxes of ($650)						(673)			(673)
Changes in fair value of derivatives accounted for as hedges, net of taxes of ($128)						201			201

Total Comprehensive Income									182,612

Stock options exercised			(732)	2,955				(1,076)	1,879
Tax benefit of stock options exercised								7,678	7,678
Purchase of treasury stock			4,668	(177,081)					(177,081)
Restricted stock issued to employees					(162)			162	—
Compensation expense on restricted stock awards					143				143
Cumulative effect of accounting change								20	20

Balance at January 1, 2005	111,988	$—	9,575	$(222,547)	$(233)	$5,794	$—	$413,425	$196,439
Comprehensive Income:
Net income								174,402	174,402
Translation adjustment, net of taxes of $853						(1,272)			(1,272)
Changes in fair value of derivatives accounted for as hedges, net of taxes of ($942)						1,473			1,473

Total Comprehensive Income									174,603

Issuance of treasury stock under employee stock plans			(1,897)	7,663				(3,951)	3,712
Tax benefit of stock options exercised								26,770	26,770
Excersise of WW.com warrants								(4,261)	(4,261)
Dividend to Artal Luxembourg S.A.							(304,835)		(304,835)
Purchase of treasury stock			3,732	(175,980)					(175,980)
Restricted stock granted to employees					(11,085)			11,085	—
Compensation expense on restricted stock awards					2,901				2,901

Balance at December 31, 2005	111,988	$—	11,410	$(390,864)	$(8,417)	$5,995	$(304,835)	$617,470	$(80,651)

The accompanying notes are an integral part of the consolidated financial statements

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 31, 2005	January 1, 2005	January 3, 2004
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Operating activities:
Net income	$174,402	$183,084	$143,941
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of accounting change	—	11,941	—
Depreciation and amortization	12,817	8,935	5,894
Amortization of deferred financing costs	879	1,308	1,248
Restricted stock compensation expense	2,901	143	53
(Gain) loss on settlement of hedge	—	(1,255)	5,381
Deferred tax provision	11,184	22,023	16,677
Unrealized loss (gain) on derivative instruments	—	1,318	(5,097)
Repayments from equity investee	—	(4,916)	(5,000)
Allowance for doubtful accounts	629	728	552
Reserve for inventory obsolescence, other	6,044	5,474	4,627
Foreign currency exchange rate (gain) loss	1,576	(803)	7,271
Early extinguishment of debt	—	4,264	47,368
Compensation expense associated with the WW.com acquisition	43,590	—	—
Tax benefit of stock options exercised	26,770	7,678	7,319
Other items, net	2,714	144	(63)
Changes in cash due to:
Receivables	(9,125)	(6,193)	861
Inventories	(6,014)	2,718	1,149
Prepaid expenses	6,302	(549)	(1,555)
Accounts payable	(1,026)	(1,067)	(563)
Accrued liabilities	25,102	(676)	(3,469)
Deferred revenue	13,225	4,533	(42)
Income taxes	(15,174)	13,606	6,547

Cash provided by operating activities	296,796	252,438	233,099

Investing activities:
Capital expenditures	(14,634)	(5,163)	(5,029)
Web site development expeditures	(3,184)	(1,557)	—
Repayments from equity investee	—	4,916	5,000
Cash paid for acquisitions	(380,832)	(61,881)	(210,470)
Other items, net	(1,617)	(2,189)	(1,121)

Cash used for investing activities	(400,267)	(65,874)	(211,620)

Financing activities:
Net increase in short-term borrowings	1,329	(1,609)	998
Proceeds from borrowings	65,000	321,000	85,000
Payments on long-term debt	(3,000)	(456,055)	(58,447)
Proceeds from new term loan	215,000	150,000	227,326
Repayment of high-yield loan	—	(15,541)	(244,919)
Proceeds from settlement of hedge	—	1,255	2,710
Premium paid on extinguishment of debt and other costs	—	(1,331)	(42,980)
Deferred financing costs	(3,758)	(2,896)	(2,366)
Purchase of treasury stock	(175,980)	(177,081)	(28,815)
Proceeds from stock options exercised	4,563	1,879	2,003

Cash provided by/(used for) financing activities	103,154	(180,379)	(59,490)

Effect of exchange rate changes on cash and cash equivalents and other	(3,365)	(164)	3,923
Impact of consolidating WeightWatchers.com	—	5,693	—

Net (decrease) increase in cash and cash equivalents	(3,680)	11,714	(34,088)
Cash and cash equivalents, beginning of fiscal year	35,156	23,442	57,530

Cash and cash equivalents, end of fiscal year	$31,476	$35,156	$23,442

The accompanying notes an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.     Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc., and its wholly-owned subsidiaries, which effective December 16, 2005 includes WeightWatchers.com, Inc. and its subsidiaries (collectively, "WeightWatchers.com" or "WW.com"). From the second quarter of 2004 through the second quarter of 2005, WW.com was consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). As a result of Weight Watchers International's increased ownership interest in WW.com (see Note 2), beginning with the third quarter 2005, WW.com is consolidated pursuant to Accounting Research Bulletin No. 51, "Consolidated Financial Statements."

        The term "the Company" as used throughout this document is used to indicate Weight Watchers International, Inc. and its wholly owned subsidiaries. The term "WWI" as used throughout this document is used to indicate Weight Watchers International and its wholly-owned subsidiaries other than WeightWatchers.com.

Recapitalization:

        On September 29, 1999, WWI entered into a recapitalization and stock purchase agreement (the "Recapitalization") with its former parent, H.J. Heinz Company ("Heinz"). In connection with the Recapitalization, WWI effectuated a stock split of 58,747.6 shares for each share outstanding and then redeemed 164,442 shares of common stock from Heinz. After the redemption, Artal Luxembourg S.A. (together with its affiliates, "Artal") purchased 94% of WWI's remaining common stock from Heinz. For U.S. Federal and State tax purposes, the Recapitalization was treated as a taxable sale under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended.

Secondary Stock Offerings:

        On November 15, 2001, WWI completed a secondary offering of 17,400 shares of its common stock on the New York Stock Exchange at an initial price to the public of $24.00 per share. The Company did not receive any of the proceeds from the sale of shares pursuant to the public offering.

        On September 23, 2002, WWI completed a secondary offering of 15,000 shares of common stock at an initial price to the public of $42.00 per share. The Company did not receive any of the proceeds from the sale of shares pursuant to this secondary offering.

        Simultaneous with the Recapitalization, WWI entered into a Registration Rights Agreement with Artal, under which WWI is obligated, at the request of Artal, to register its common stock with the Securities and Exchange Commission and pay all costs associated with such registration. As a result, all costs incurred in connection with WWI's common stock offerings have been recorded in shareholders' equity (deficit).

2.     Summary of Significant Accounting Policies

Fiscal Year:

        The Company's fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal year 2003 contained 53 weeks while fiscal years 2005 and 2004 contained 52 weeks. WeightWatchers.com's fiscal year ends on December 31st of each year. This difference in fiscal years does not have a material effect on the consolidated financial statements.

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

        Based on the revisions in FIN 46R, WWI was required to reevaluate its relationship with its affiliate and licensee, WeightWatchers.com. In the course of this reevaluation, it determined that WeightWatchers.com was a VIE under FIN 46R and that WWI was its primary beneficiary. Effective April 3, 2004, the Company consolidated WeightWatchers.com. In accordance with the provisions of FIN 46R, the Company recorded a charge of $11,941, including a tax charge of $9,866, in the quarter ended April 3, 2004 for the cumulative effect of this accounting change. This charge reflected the cumulative impact to the Company's results of operations had WeightWatchers.com been consolidated since its inception in September 1999. Beginning in the first fiscal quarter ended April 3, 2004, the Company's consolidated balance sheet includes the balance sheet of WeightWatchers.com. Effective at the beginning of the second fiscal quarter of 2004, the Company's consolidated statement of operations and statement of cash flows include the results of WeightWatchers.com. All intercompany balances have been eliminated in consolidation.

        On June 13, 2005, the Company entered into an agreement to acquire control of WeightWatchers.com. On July 1 and 2, 2005, the Company increased its ownership interest in WeightWatchers.com from approximately 20% to approximately 53% by exercising its outstanding warrants to purchase WeightWatchers.com stock and by acquiring all of the equity interest in WeightWatchers.com not owned by Artal. On December 16, 2005, WeightWatchers.com repurchased all of its shares owned by Artal giving the Company a 100% ownership interest in WW.com. Because the Company gained operational control of WW.com as of July 2, 2005, and as of December 16, 2005, owns 100% of WW.com beginning with the third quarter of fiscal 2005, the Company consolidates 100% of the results of operations and financial position of WW.com under the traditional rules of consolidation rather than under the provisions of FIN 46R. Since the Company adopted FIN 46R on the last day of the first quarter of 2004, the annual consolidated results of operations for the Company are not comparable with respect to the inclusion of WeightWatchers.com's results for all periods presented. However, the financial position of the Company for all periods presented is comparable.

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

        Foreign currency gains and losses arising from the translation of intercompany receivables with the Company's international subsidiaries are recorded as a component of other (income)/expense, net, unless the receivable is considered long-term in nature, in which case the foreign currency gains and losses are recorded as a component of other comprehensive income (loss).

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

Intangible Assets:

        In accordance with the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," the Company no longer amortizes goodwill and other indefinite-lived intangible assets but conducts an annual review of these assets for potential impairment. Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years.

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

        Pursuant to Emerging Issues Task Force No. 00-2, "Web Site Development Costs" ("EITF 00-2"), WeightWatchers.com applies AICPA Statement of Position No. 98-1 to account for web site development costs. In accordance with EITF 00-2, WeightWatchers.com expenses all costs incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing the software, once the development has reached the application development stage. Application development stage costs generally include software configuration, coding, installation to hardware and testing. These costs are amortized over their estimated useful life, which can range from 1.5 to 2 years. All costs incurred for upgrades, maintenance and enhancements, including the cost of web site content, that does not result in additional functionality, are expensed as incurred.

Revenue Recognition:

        WWI earns revenue by conducting meetings, selling products and aids in our meetings and to our franchisees, selling Internet subscription products, collecting commissions from franchisees, collecting royalties related to licensing agreements and selling advertising space in and copies of our magazine. We charge non-refundable registration fees in exchange for an introductory information session and materials we provide to new members in our meeting business. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Revenue from meeting fees, product sales, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customer, and commissions and royalties are earned. Advertising revenue is recognized when ads are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. Deferred revenue, consisting of prepaid meeting fees and magazine subscription revenue, is amortized into income over the period earned. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

        WeightWatchers.com primarily generates revenue from monthly Internet subscriptions. Subscription fee revenues are recognized over the period that products are provided. One time sign up fees are deferred and recognized over the expected customer relationship period. Subscription fee revenues that are paid in advance are deferred and recognized on a straight-line basis over the subscription period.

        We grant refunds under limited circumstances and at aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid.

Advertising Costs:

        Advertising costs consist primarily of national and local direct mail, television, and spokesperson's fees. All costs related to advertising are expensed in the period incurred, except for TV and radio media related costs that are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 were $151,533 (including $22,478 of WeightWatchers.com advertising costs), $128,116 (including $13,723 of WeightWatchers.com advertising costs) and $107,931, respectively.

Income Taxes:

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities result primarily from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. We consider historic levels of income, estimates of future taxable income and feasible tax planning strategies in assessing the need for a tax valuation allowance. We also establish an appropriate level of additional provisions for income taxes in the event that certain positions, which we believe are fully supportable, are challenged by the tax authorities. We adjust these additional provisions in light of changing facts and circumstances. If our filing positions are ultimately upheld under audits by respective taxing authorities, the provision for income taxes in future years will reflect favorable adjustments. In addition, under SFAS No. 109 assets and liabilities acquired in purchase business combinations are assigned their fair values and deferred taxes are provided for lower or higher tax bases.

Derivative Instruments and Hedging:

        Prior to the extinguishment of the euro denominated notes in 2004 (as described in Note 6), the Company entered into forward and swap contracts to hedge transactions denominated in foreign currencies in order to reduce the currency risk associated with fluctuating exchange rates. These contracts were used primarily to hedge payments arising from those foreign currency denominated obligations. The Company currently enters into interest rate swaps to hedge a substantial portion of its variable rate debt. These contracts are used primarily to reduce the risk associated with variable interest rate debt obligations.

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

Investments:

        The Company uses the cost method to account for investments in which it holds 20% or less of the investee's voting stock and over which it does not have significant influence. When the Company holds 50% or less of the investee's voting stock and has the ability to exercise significant influence over operating and financial policies of the investee, the investment is accounted for under the equity method, unless the provisions of FIN 46R apply, as was the case with WeightWatchers.com.

Deferred Financing Costs:

        Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company's long-term debt. During the fiscal years ended December 31, 2005 and January 1, 2005, the Company incurred additional deferred financing costs of $3,758 and $2,896, respectively, associated with the establishment of the WW.com Credit Facilities (as defined in Note 6) and the refinancing of WWI's Credit Facility (as defined in Note 6). Such costs are being amortized using the interest rate method over the term of the related debt. Amortization expense for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 was $879, $1,308 and $1,248, respectively. In connection with the early extinguishment of over 90% of its Senior Subordinated Notes, the Company wrote off $4,387 of deferred financing costs in the fiscal year ended January 3, 2004. Additionally, in connection with the refinancing of WWI's Credit Facility, the Company wrote off deferred financing costs of $2,933 in the fiscal year ended January 1, 2005. These amounts have been recorded as components of early extinguishment of debt. See Note 6 for details of the early extinguishment and refinancing.

Comprehensive Income (Loss):

        Comprehensive income (loss) represents the change in shareholders' equity (deficit) resulting from transactions other than shareholder investments and distributions. The Company's comprehensive income (loss) includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations. At December 31, 2005 and January 1, 2005, the cumulative balance of changes in fair value of derivative instruments, net of taxes, is $1,402 and ($70), respectively. As of December 31, 2005 and January 1, 2005, the cumulative balance of the effects of foreign currency translations, net of taxes, is $4,592 and $5,864, respectively.

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

        At December 31, 2005, the Company had stock-based employee compensation plans, which are described more fully in Note 9. As permitted by SFAS No. 123, the Company applies the recognition and measurement principles of APB No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for those plans. Except for costs incurred in connection with the acquisition of WW.com (See Note 3), no compensation expense for employee stock options is reflected in earnings, as all options granted under the plans had an exercise price equal to the market value of the common stock on the date of grant.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in each fiscal year:

	December 31, 2005	January 1, 2005	January 3, 2004
Net income, as reported	$174,402	$183,084	$143,941
Add:
Total stock-based employee compensation expense as recorded under FIN 44 and APB 25, net of related tax effect	27,680	—	—
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all stock options awards, net of related tax effect	(31,663)	(4,223)	(2,036)

Pro forma net income	$170,419	$178,861	$141,905

Earnings per share:
Basic—as reported	$1.70	$1.75	$1.35

Basic—pro forma	$1.66	$1.71	$1.33

Diluted—as reported	$1.67	$1.71	$1.31

Diluted—pro forma	$1.64	$1.67	$1.29

Recently Issued Accounting Standard:

        In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, "Share-Based Payment" ("FAS 123R"), which replaces FAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." FAS 123R eliminates the option of using the intrinsic value method to record compensation expense related to stock-based awards granted to employees and instead requires companies to recognize the cost of such awards based on their grant-date fair value over the related service period of such awards. In April 2005, the Securities and Exchange Commission approved a new rule that amended the effective date of FAS 123R for public companies, and the Company will now be required to, and will, adopt this standard beginning in the first quarter of 2006.

        In accordance with FAS 123R, the Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro-forma disclosures. The Company will not restate the results of prior periods. Prior to the effective date of FAS 123R, the Company will continue to provide the pro forma disclosures for past award grants as required under FAS 123. The Company believes the incremental expense that will be recognized in accordance with FAS 123R for fiscal 2006 will be approximately $6.0 million. However, the total expense recorded in future periods, including fiscal 2006, will depend on several variables, including the number of stock-based awards that are granted in future periods and the fair value of those awards.

        The American Jobs Creation Act of 2004 (the "AJCA") was enacted on October 22, 2004 and includes a special one-time deduction of 85% of certain foreign earnings repatriated to the U.S. In December 2004, the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA, allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. This legislation did not have a material impact on the Company's results of operations or cash flows.

Reclassification:

        Certain prior year amounts have been reclassified to conform to the current year presentation.

3.     Acquisitions

Summary

        The acquisitions of certain assets of Weight Watchers of Dallas, Inc. and Pedebud, Inc., eight of fifteen franchises of The WW Group, Inc. and its affiliates, Weight Watchers of Fort Worth, Inc. and F-W Family Corporation have been accounted for under the purchase method of accounting and, accordingly, earnings have been included in the consolidated operating results of the Company since their dates of acquisition. Details of these acquisitions are outlined below.

        Pursuant to a merger agreement effective July 2, 2005, the last day of the second quarter, WWI increased its ownership interest in WW.com from approximately 20% to approximately 53% for a total cash outlay of $136,385, including $107,900 paid to WW.com. Further to this, on December 16, 2005, WW.com redeemed all of the equity interests in WW.com owned by Artal for the aggregate cash consideration of $304,835. As a result of this redemption, WW.com became a wholly-owned subsidiary of WWI. See further discussion below for the accounting treatment of this transaction.

Franchise Acquisitions

        On March 30, 2003, the Company completed the acquisition of certain assets of eight of the fifteen franchises of The WW Group, Inc. and its affiliates (the "WW Group") pursuant to the terms of an Asset Purchase Agreement executed on March 31, 2003 among the WW Group, The WW Group East L.L.C., The WW Group West L.L.C., Cuida Kilos, S.A. de C.V., Weight Watchers North America, Inc. and the Company. The purchase price for the acquisition was $180,700 plus assumed liabilities of $448 and acquisition costs of $866. The Company completed the purchase price allocation in the fourth quarter of 2003 as follows: franchise rights ($177,128), inventory ($2,741), prepaid expenses ($36) and property and equipment ($2,109). The acquisition was financed through cash from operations and additional borrowings of $85,000 under a new Term Loan D under WWI's Credit Facility, as amended on April 1, 2003 (as described in Note 6).

        On November 30, 2003, the Company completed the acquisition of certain assets of two of its franchisees, Weight Watchers of Dallas, Inc. and Pedebud, Inc. (d/b/a Weight Watchers of Northern New Mexico), pursuant to the terms of a combined asset purchase agreement with these two entities (collectively "Dallas/New Mexico") and the Company. The purchase price was $27,200 plus assumed liabilities of $300, and was allocated to franchise rights ($26,874), property and equipment ($412), and inventory ($214). The acquisition was financed through cash from operations. Pro forma results of operations, assuming this acquisition had been completed at the beginning of fiscal 2003, would not differ materially from the reported results.

        During 2003, the Company also completed the acquisition of franchises in Mexico and Hong Kong, as well as a third party entity, Easy Slim, for a total purchase price of $1,271, which was paid with cash from operations. As a result of these three acquisitions, the Company recorded goodwill of $395 and franchise rights of $1,326. Pro forma results of operations, assuming these acquisitions had been completed at the beginning of fiscal 2003, would not differ materially from the reported results.

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

Acquisition of WW.com

        On June 13, 2005, WWI entered into an agreement to acquire its affiliate WW.com. As a result WWI increased its ownership interest in WW.com from approximately 20% to approximately 53% as follows: on July 1, 2005, WWI exercised its 6,395 warrants to purchase WW.com common stock for a total price of $45,660; and on July 2, 2005, WWI acquired through a merger of a subsidiary of WWI with WW.com (the "Merger"), 1,126 shares of WW.com common stock owned by the employees of WW.com and other parties not related to Artal for a total price of $28,383, and acquired an additional 2,759 shares of WW.com common stock, representing outstanding stock options then held by WW.com employees, for a total price of $62,342.

        The acquisition of the 1,126 shares represented shares owned outright by the employees of WW.com and other parties not related to Artal. This component of the transaction has been accounted for under the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations," ("FAS 141"). The acquisition of these shares resulted in an increase to goodwill of $26,185 and an increase to finite-lived intangible assets of $1,161, primarily customer relations and information technology. These amounts represent the excess of the purchase price of $28,383 over the net book value of the assets acquired plus transaction costs.

        The acquisition of the 2,759 shares represented vested and unvested options owned by employees of WW.com. Because at the time of the acquisition of these shares Artal owned approximately 47% of WW.com and is the parent company to WWI, the acquisition of these shares is considered to be a transaction between entities under common control, and therefore, the provisions of FAS 141 are not applicable. Under the guidance of FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," ("FIN 44"), and Emerging Issues Task Force Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN 44," ("EITF 00-23"), the Company was required to record a compensation charge related to the 2,293 vested options of $39,647 in the second quarter 2005. This amount represents the difference between the purchase price per share and the exercise price per share of the vested options. The 466 unvested options were exchanged for 134 restricted stock units of WWI, resulting in deferred compensation of $7,214, which will be recorded as compensation expense in future periods as the restricted stock units vest.

        In connection with the acquisition of the WW.com shares, WWI also purchased and canceled all 103 outstanding WW.com options held by WWI employees for a total settlement price of $2,415. Under the guidance of FIN 44 and EITF 00-23, the Company was required to record the full settlement price as a compensation charge in the second quarter 2005. This charge, coupled with the aforementioned $39,647 compensation charge recorded in connection with the vested options held by WW.com employees, resulted in a total compensation charge of $42,062, which was recorded as a component of selling, general and administrative expenses in the second quarter of 2005.

        On June 13, 2005, WW.com entered into a redemption agreement with Artal (the "Redemption") to purchase the 12,092 shares of WW.com currently owned by Artal. Pursuant to the Redemption on December 16, 2005, WW.com redeemed the remaining 47% of its outstanding shares of common stock held by Artal for the aggregate cash consideration of $304,835, the same purchase price per share as that paid by WWI in the merger. WW.com used cash on hand of approximately $89,800 and the proceeds from two new credit facilities (see Note 6) which totaled $215,000. In accordance with the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," because at the time of the Redemption Artal owned approximately 47% of WW.com and is the parent company of WWI, the Redemption was considered to be a transaction between entities under common control. Therefore, the redemption was recorded as a Dividend to Artal in the stockholders' equity section of the balance sheet.

4.     Goodwill and Other Intangible Assets

        In accordance with SFAS No. 142, the Company no longer amortizes goodwill or other indefinite lived intangible assets. The Company performed fair value impairment testing as of December 31, 2005 and January 1, 2005 on its goodwill and other indefinite-lived intangible assets and determined that no impairment existed. Unamortized goodwill is due mainly to the acquisition of the Company by Heinz in 1978 and the aforementioned transactions with WW.com. For the year ended December 31, 2005, goodwill increased primarily due to WWI's increased ownership interest in WW.com (see Note 3). Franchise rights acquired are due mainly to acquisitions of the Company's franchised territories. For the year ended December 31, 2005, franchise rights acquired decreased due to foreign currency fluctuations. The balance in goodwill increased during the year ended January 1, 2005 primarily due to the Company's purchase of the minority interest in one of its foreign subsidiaries.

        Also, in accordance with SFAS No. 142, aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $4,206, (including $2,710 for amortization of intangible assets of WeightWatchers.com), $2,274 (including $1,061 for amortization of intangible assets of WeightWatchers.com) and $1,062 for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively.

        The carrying amount of amortized intangible assets as of December 31, 2005 and January 1, 2005 was as follows:

	December 31, 2005		January 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software costs	$7,435	$4,280	$5,050	$3,035
Trademarks	8,112	7,352	7,811	7,098
Non-compete agreement	1,200	1,200	1,200	1,175
Web site development costs	9,998	6,661	6,815	4,624
Other	5,382	3,797	4,108	3,331

	$32,127	$23,290	$24,984	$19,263

        Estimated amortization expense of existing finite lived intangible assets for the next five fiscal years is as follows:

2006	$4,342
2007	$2,029
2008	$746
2009	$154
2010	$92

5.     Property and Equipment

        The components of property and equipment were:

	December 31, 2005	January 1, 2005
Leasehold improvements	$14,887	$10,984
Equipment	43,754	39,870

	58,641	50,854
Less: Accumulated depreciation and amortization	(37,866)	(33,374)

	$20,775	$17,480

        Depreciation and amortization expense of property and equipment for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 was $7,808 (including $1,052 for depreciation of assets of WeightWatchers.com), $6,661 (including $1,088 for depreciation of assets of WeightWatchers.com) and $4,832, respectively.

6.     Long-Term Debt

        The Company's components of long-term debt are as follows:

	December 31, 2005		January 1, 2005
	Balance	Effective rate	Balance	Effective rate
Revolver due 2009	$236,000	5.22%	$171,000	3.24%
Term Loan B due 2010	147,000	5.04%	148,500	3.24%
Additional Term Loan B due 2010	148,125	4.81%	149,625	3.60%
Senior Secured First Lien Term Loan	170,000	6.62%	—
Senior Secured Second Lien Term Loan	45,000	9.12%	—

	746,125		469,125
Less Current Portion	4,700		3,000

	$741,425		$466,125

Credit Facility

        WWI's Credit Agreement dated as of January 16, 2001 and as amended and restated as of December 21, 2001, April 1, 2003, August 21, 2003, January 21, 2004 and October 19, 2004 (the "Credit Facility") consists of Term Loans and a revolving line of credit ("the Revolver.")

        On January 21, 2004, WWI refinanced its Credit Facility as follows: the Term Loan A, Term Loan B, and the transferable loan certificate (the "TLC") in the aggregate amount of $454,180 were repaid and replaced with a new Term Loan B in the amount of $150,000 and borrowings under the Revolver of $310,000. In connection with this refinancing, available borrowings under the Revolver increased from $45,000 to $350,000. At December 31, 2005, WWI had $112,200 of availability under the Revolver.

        Due to the early extinguishment of the Term Loans resulting from the January 21, 2004 refinancing, the Company recognized expenses of $3,254 for the three months ended April 3, 2004, which included the write-off of unamortized debt issuance costs of $2,933 and $321 of fees associated with the transaction.

        On October 1, 2004, the Company repurchased and retired the remaining balance of its 13% Senior Subordinated Notes in the amounts of $5,100 USD denominated and €8,400 euro-denominated. Due to this early extinguishment of debt, the Company recognized expenses of $1,010 in the quarter ended October 2, 2004 related to redemption premiums associated with this redemption.

        On October 19, 2004, WWI supplemented its net borrowing capacity by adding an Additional Term Loan B to its existing Credit Facility in the amount of $150,000. Coterminous with the previously existing Credit Facility, these funds were initially used to reduce borrowings under WWI's Revolver, resulting in no increase in WWI's net borrowing.

        On June 24, 2005, WWI amended certain provisions of its Credit Facility to allow for the December 16, 2005 Redemption, as described in Note 3.

        WWI's Term Loan B and the Revolver bear interest at an annual rate equal to LIBOR plus 1.75% or, at WWI's option, the alternate base rate (as defined in the Credit Facility) plus 0.75%. The additional Term Loan B bears interest at an annual rate equal to LIBOR plus 1.50%, or at WWI's options, the alternative base rate (as defined in the Credit Facility), plus 0.50%. In addition to paying interest on outstanding principal under the Credit Facility, WWI is required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at a rate equal to 0.375% per year.

        WWI's Credit Facility contains customary covenants including covenants that in certain circumstances restrict WWI's ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell its assets and enter into consolidations, mergers, and transfers of all or substantially all of its assets. The Credit Facility also requires WWI to maintain specified financial ratios and satisfy financial condition tests. The Credit Facility contains customary events of default. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans and declare amounts outstanding to be immediately due and payable. The Credit Facility is guaranteed by certain of the Company's existing and future subsidiaries, other than WW.com and its subsidiaries. Substantially all the assets of WWI and these subsidiaries collateralize the Credit Facility.

        On November 4, 2005, Standard & Poor's confirmed its "BB" rating for WWI's corporate credit and WWI's Credit Facility. On March 11, 2005, Moody's assigned a "BA1" rating for WWI's Term Loan B and additional Term Loan B and confirmed its "BA1" rating for WWI's Credit Facility.

WW.com Credit Facilities

        On December 16, 2005, WW.com, borrowed $215,000 pursuant to two credit facilities (the "WW.com Credit Facilities"), consisting of (i) a five year, senior secured first lien term loan facility in an aggregate principal amount of $170,000 (the "First Lien Term Credit Facility") and (ii) a five and one-half year, senior secured second lien term loan facility in an aggregate principal amount of $45,000 (the "Second Lien Term Credit Facility"). The WW.com Credit Facilities are governed by two credit agreements among WW.com, Credit Suisse, as administrative agent and collateral agent, and the lenders party thereto (collectively, the "Lenders"). Each of WW.com's existing and future domestic subsidiaries have guaranteed the Credit Facilities and the WW.com Credit Facilities are secured by substantially all the assets of WW.com and these subsidiaries. WWI has not guaranteed the WW.com Credit Facilities.

        The First Lien Term Credit Facility bears an interest rate equal to LIBOR plus 2.25% per annum, or, at WW.com's option, the alternate base rate, as defined, plus 1.25% per annum. The Second Lien Term Credit Facility bears an interest rate equal to LIBOR plus 4.75% per annum or, at WW.com's option, the alternate base rate, as defined, plus 3.75% per annum.

        Loans outstanding under the WW.com Credit Facilities (i) must be prepaid with certain percentages of excess cash flow and net cash proceeds of asset sales, issuances, offerings or placements of debt obligations of WW.com and issuances of equity securities of WW.com; and (ii) may be voluntarily prepaid at any time in whole or in part without premium or penalty, with certain exceptions depending upon the date of payment. The rights and priorities of the Lenders under the WW.com Credit Facilities are governed by an intercreditor agreement.

        The WW.com Credit Facilities contain customary covenants, including affirmative and negative covenants that, in certain circumstances, restrict WW.com's ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell WW.com assets and enter into consolidations, mergers and transfer of all or substantially all of WW.com's assets. The WW.com Credit Facilities also require WW.com to maintain specified financial ratios and satisfy financial condition tests, which become move restrictive over time. The WW.com Credit Facilities contain customary events of default. Upon the occurrence of an event of default under the WW.com Credit Facilities, amounts outstanding may be immediately due and payable.

        On November 4, 2005, Standard & Poor's assigned its "B+" corporate credit rating to WeightWatchers.com. In addition, Standard & Poor's assigned ratings of "B+" to the First Lien Term Credit Facility and "B-" to the Second Lien Term Credit Facility. On November 2, 2005, Moody's assigned ratings of "Ba3" to the First Lien Term Credit Facility and "B1" to the Second Lien Term Credit Facility.

Senior Subordinated Notes

        As part of the Recapitalization, WWI issued $150,000 USD denominated and €100,000 euro denominated principal amount of 13% Senior Subordinated Notes due 2009 (the "Notes") to qualified institutional buyers.

        In fiscal 2003, WWI successfully completed a tender offer and consent solicitation to purchase 96.6% of its $150,000 USD denominated ($144,900) and 91.6% of its €100,000 euro denominated (€91,600) Notes. The consideration for the tender offer and consent solicitation was funded from cash from operations of $57,292 and additional borrowings under the Credit Facility of $227,326 (as described above). On October 1, 2004, WWI repurchased and retired the remaining balance of its

Notes in the amounts of $5,100 USD denominated and €8,400 euro-denominated. Due to this early extinguishment of debt, the Company recognized expenses of $1,010 in the fiscal year ended January 1, 2005 related to the redemption premiums associated with this redemption, and $47,368 in the fiscal year ended January 3, 2004, which included tender premiums of $42,619, the write-off of unamortized debt issuance costs of $4,387 and $362 of fees associated with the transaction.

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

Maturities

        At December 31, 2005, the aggregate amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:

2006	$4,700
2007	4,700
2008	4,700
2009	452,481
2010	234,544
2011 and thereafter	45,000

$746,125

7.     Treasury Stock

        On October 9, 2003, the Company, at the direction of WWI's Board of Directors, authorized a program to repurchase up to $250,000 of the Company's outstanding common stock. On June 13, 2005, the Company, at the direction of WWI's Board of Directors, authorized adding $250,000 to this program.

        The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under the program.

        From October 9, 2003 through December 31, 2005, the Company purchased 9,184 shares of common stock in the open market for a total cost of $381,877. This included 784 shares purchased in the fourth quarter of 2003 for a total price of $28,815. In fiscal 2005 and 2004, the Company purchased 3,732 and 4,668 shares of common stock in the open market at a total cost of $175,980 and $177,081, respectively.

8.     Earnings Per Share

        Basic earnings per share ("EPS") computations are calculated utilizing the weighed average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

        The following table sets forth the computation of basic and diluted EPS for the fiscal years ended:

	December 31, 2005	January 1, 2005	January 3, 2004
Numerator:
Income available to common shareholders before cumulative effect of accounting change	$174,402	$195,025	$143,941
Cumulative effect of accounting change, net of tax	—	(11,941)	—

Net income available to common shareholders	$174,402	$183,084	$143,941

Denominator:
Weighted average common shares outstanding	102,747	104,704	106,676
Effect of dilutive stock options	1,456	2,281	3,048

Weighted average diluted common shares outstanding	104,203	106,985	109,724

Basic EPS:
Income available to common shareholders before cumulative effect of accounting change	$1.70	$1.86	$1.35
Cumulative effect of accounting change, net of tax	—	(0.11)	—

Net income available to common shareholders	$1.70	$1.75	$1.35

Diluted EPS:
Income available to common shareholders before cumulative effect of accounting change	$1.67	$1.82	$1.31
Cumulative effect of accounting change, net of tax	—	(0.11)	—

Net income available to common shareholders	$1.67	$1.71	$1.31

        For the fiscal 2005, 2004 and 2003 computations 281, 410 and 391 stock options, respectively, were excluded from the calculation of weighted average shares for diluted EPS because their effects were anti-dilutive.

9.     Stock Plans

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

        Under the 2004 Plan, grants may take the following forms at the committee's sole discretion: incentive stock options, stock appreciation rights, restricted stock units and other stock-based awards. The maximum number of shares available for grant under the 2004 Plan is 2,500 as of the plan's effective date.

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

        Pursuant to the restricted stock components of the 2004 and the 1999 Plan, the Company granted 222, 5 and 7 shares of restricted stock to certain employees during fiscal 2005, 2004 and 2003, respectively. The weighted average grant date fair value of these shares was $50.26, $39.01 and $39.35 for shares granted in fiscal 2005, 2004 and 2003, respectively. These shares vest over a period of 3 to 5 years and resulted in compensation expense of $2,902 and $143 for the fiscal years ended December 31, 2005 and January 1, 2005, respectively. As of December 31, 2005 there were 181 unvested units and $8,417 of unamortized compensation expense.

        Pursuant to the option components of the 2004 and the 1999 Plan, the Board of Directors authorized the Company to enter into agreements under which certain members of management received Non-Qualified Time and Performance Stock Options providing them the opportunity to purchase shares of WWI's common stock at an exercise price of $2.13 to $56.21. The options are exercisable based on the terms outlined in the agreement. The options vest over a period of 3 to 5 years and the expiration terms range from 5 to 10 years. Options granted under the 2004 Plan and the 1999 Plan are accounted for under the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for stock options grants as all such grants had an exercise price not less than fair market value on the date of grant. The table included in Note 2 illustrates the effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation."

        The fair value of each option, as calculated for purposes of Note 2, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31, 2005	January 1, 2005	January 3, 2004
Dividend yield	0%	0%	0%
Volatility	28.30%	32.40%	36.50%
Risk-free interest rate	3.3-4.5%	2.3%-4.4%	2.6%-3.7%
Expected term (years)	5.8	5.8	5.6

        A summary WWI's stock option activity is as follows:

	December 31, 2005		January 1, 2005		January 3, 2004
	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price	Number of Shares	Weighted average exercise price
Options outstanding,
Beginning of year	4,330	$14.80	4,501	$8.19	4,896	$3.68
Granted	690	$46.75	855	$38.41	543	$40.61
Exercised	(1,870)	$2.41	(732)	$2.51	(855)	$2.29
Cancelled	(325)	$37.94	(294)	$12.83	(83)	$14.63

Options outstanding, end of year	2,825	$28.14	4,330	$14.80	4,501	$8.19
Options exercisable, end of year	1,406	$14.45	2,872	$3.56	2,971	$2.80
Options available for grant, end of year	2,201		263		827
Weighted-average fair value of options granted during the year		$16.63		$14.40		$16.01

        The following table summarizes information about WWI stock options outstanding at December 31, 2005 by range of exercise price:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Yrs.)
Range of Exercise Prices	Shares Outstanding		Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$2.13-$2.34	770	4.13	$2.13	770	$2.13
$4.04	209	5.51	$4.04	191	$4.04
$35.86-$42.27	1,204	5.20	$38.79	416	$39.92
$42.36-$56.21	642	6.36	$47.21	29	$44.04

	2,825			1,406

WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries:

        In April 2000, the Board of Directors of WWI adopted the WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries, pursuant to which selected employees were granted options to purchase shares of common stock of WeightWatchers.com that are owned by WWI. The number of shares available for grant under this plan is 400 shares of authorized common stock of WeightWatchers.com. In connection with the acquisition of WW.com (See Note 3), the Company purchased and canceled all 103 outstanding WW.com options granted under the plan in the second quarter of 2005. Effective July 2, 2005, the Board of Directors of the Company terminated the plan.

WeightWatchers.com Stock Option Plan

        Prior to WWI's acquisition of WW.com (See Note 3), WeightWatchers.com granted incentive stock options and/or nonqualified stock options on its common stock to its employees, consultants and/or certain non-employees under the terms of its stock option plans. In connection with the acquisition, WWI acquired 2,759 shares of WW.com stock which represented vested and unvested options under the plan. The 2,293 shares of vested options were acquired based upon the difference between the purchase price per share and the exercise price per share. The 466 shares of unvested options were exchanged for 134 restricted stock units of WWI.

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

10.   Income Taxes

        Prior to December 16, 2005 WWI and WeightWatchers.com were separate tax paying entities. Effective with the completion of the Redemption (see Note 3) WW.com will be included with WWI's consolidated federal tax return. The following tables summarize the consolidated provision for U.S. federal, state and foreign taxes on income:

	December 31, 2005	January 1, 2005	January 3, 2004
Current:
U.S federal	$61,871	$41,043	$40,527
State	8,811	5,075	10,740
Foreign	23,047	26,381	20,344

	$93,729	$72,499	$71,611

Deferred:
U.S federal	$10,380	$20,705	$15,173
State	1,642	1,900	1,734
Foreign	(838)	(582)	(230)

	11,184	22,023	16,677

Total tax provision	$104,913	$94,522	$88,288

        The components of the Company's consolidated income before income taxes and the cumulative effect of accounting change consist of the following:

	December 31, 2005	January 1, 2005	January 3, 2004
Domestic	$212,085	$208,553	$170,196
Foreign	67,230	80,994	62,033

	$279,315	$289,547	$232,229

        The difference between the U.S. federal statutory tax rate and the Company's consolidated effective tax rate are as follows:

	December 31, 2005	January 1, 2005	January 3, 2004
U.S. federal statutory rate	35.0%	35.0%	35.0%
Federal and state tax reserve reversal	(0.2)	(2.5)	(0.2)
States income taxes (net of federal benefit)	2.8	2.7	4.0
Reduction in valuation allowance	(0.3)	(3.5)	—
Other	0.3	0.9	(0.8)

Effective tax rate	37.6%	32.6%	38.0%

        The deferred tax assets (liabilities) recorded on the Company's consolidated balance sheet are as follows:

	December 31, 2005	January 1, 2005
Amortization	$54,622	$75,449
Provision for estimated expenses	5,741	1,872
Operating loss carryforwards	11,385	5,811
Salaries and Wages	3,317	—
Other	5,034	2,194
Less: valuation allowance	(3,420)	(1,593)

Total deferred tax assets	$76,679	$83,733

Depreciation/amortization	$(6,168)	$(2,109)
Prepaid expenses	(820)	(1,061)
Deferred income	(198)	(85)
Other	(3,974)	(3,756)

Total deferred tax liabilities	$(11,160)	$(7,011)

Net deferred tax assets	$65,519	$76,722

        As of December 31, 2005 and January 1, 2005, various foreign subsidiaries of WWI had net operating loss carry forwards of approximately $20,572 and $7,956, respectively, most of which can be carried forward indefinitely.

        As discussed in Note 2, beginning in the first fiscal quarter ended April 3, 2004, the Company's consolidated balance sheet includes the balance sheet of WeightWatchers.com. Accordingly, on April 3, 2004, the Company consolidated a deferred tax asset in the amount of $10,248 primarily due to WeightWatchers.com's net operating loss carryforwards, which were offset by a full valuation allowance. During 2004, WeightWatchers.com received current benefit of $5,546 from its deferred tax asset as a result of the utilization of net operating loss carryforwards. In fiscal 2004, due to the recent trend in profitability of WeightWatchers.com, it was concluded that it was more likely than not that WeightWatchers.com would fully realize the benefit of its deferred tax assets. As such, WeightWatchers.com reversed all of its remaining valuation allowance except for $1,593 relating to its foreign operations. In fiscal 2005, due to the then recent trend in profitability of certain WeightWatchers.com's foreign operations, it was concluded that it was more likely than not that these foreign operations would fully realize the benefit of its deferred tax assets. As such, WeightWatchers.com reversed all of its remaining valuation allowance except for a full valuation allowance of $575 relating to certain foreign operations.

        Certain foreign operations of WWI have generated net operating loss carryforwards. It has been determined that it is more likely than not that the deferred tax assets associated with these net operating loss carryforwards will not be utilized. Therefore, a full valuation allowance of $2,845 has been recorded.

        As of December 31, 2005, WeightWatchers.com has net operating loss carryforwards of approximately $19,000 for federal income tax purposes. These losses are available to reduce future Weight Watchers International, Inc.'s consolidated taxable income and will begin to expire at varying amounts after 2020.

        The Company's undistributed earnings of foreign subsidiaries are not considered to be reinvested permanently. Accordingly, the Company has recorded all taxes, after taking into account foreign tax credits, on the undistributed earnings of foreign subsidiaries.

11.   Related Party Transactions

Transactions with WeightWatchers.com:

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

        Therefore, the Company's consolidated results for the year ended December 31, 2005 contain no income/(expense) related to WWI's activities with WeightWatchers.com since all such activity was eliminated in consolidation. However, the Company's consolidated results for the year ended January 1,

2005 include the income/(expense) resulting from WWI's activities with WeightWatchers.com that took place during the first quarter of fiscal 2004 and the Company's consolidated results for the year ended January 3, 2004 include all the income/(expense) resulting from WWI's activities with WeightWatchers.com that took place during each respective period.

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

        For the years ended January 1, 2005 and January 3, 2004, the Company recorded interest income of $949 and $4,219, respectively. Other income recorded by the Company resulting from loan repayments was $4,917 and $5,000 for the years ended January 1, 2005 and January 3, 2004, respectively.

  Intellectual Property License:

        WWI entered into an amended and restated intellectual property license agreement dated September 29, 2001 with WeightWatchers.com. In fiscal 2002, WWI began earning royalties pursuant to the agreement. For the years ended January 1, 2005 and January 3, 2004, the Company recorded royalty income of $1,954 and $7,080, respectively, which was included in product sales and other, net.

  Service Agreement:

        Simultaneous with the signing of the amended and restated intellectual property license agreement, WWI entered into a service agreement with WeightWatchers.com, under which WeightWatchers.com provides certain types of services. WWI is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses. The Company recorded service expense of $558 and $1,971 for the years ended January 1, 2005 and January 3, 2004, respectively, that was included in marketing expenses.

  Ancillary Agreements:

        In addition to the license agreement and service agreement, WWI and WW.com entered into various ancillary agreements in the normal course of business related to the sharing of space, financial, legal and administrative services, and other resources.

  WeightWatchers.com Acquisition:

        See Note 3 for a description of our acquisition of WW.com and the related transactions with Artal.

  Heinz:

        At the closing of the Recapitalization, WWI granted to Heinz an exclusive worldwide, royalty-free license to use certain of our trademarks in connection with Heinz licensed products. Heinz paid WWI an annual fee of $1,200 for five years in exchange for the Company serving as the custodian of these trademarks.

        As of January 1, 2005, other accrued liabilities included $1,519, consisting of food royalties received on behalf of Heinz.

12.   Employee Benefit Plans

        The Company sponsors the Weight Watchers Savings Plan (the "Savings Plan") for salaried and hourly employees of WWI. The Savings Plan is a defined contribution plan that provides for employer matching contributions up to 100% of the first 3% of an employee's eligible compensation. The Savings Plan also permits employees to contribute between 1% and 13% of eligible compensation on a pre-tax basis. Expense related to these contributions for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 was $1,529, $1,361 and $1,228, respectively.

        The Company sponsors the Weight Watchers Profit Sharing Plan (the "Profit Sharing Plan") for all full-time salaried employees of WWI who are eligible to participate in the Savings Plan (except for certain senior management personnel). The Profit Sharing Plan provides for a guaranteed monthly employer contribution on behalf of each participant based on the participant's age and a percentage of the participant's eligible compensation. The Profit Sharing Plan has a supplemental employer contribution component, based on WWI's achievement of certain annual performance targets, which are determined annually by the Board of Directors. The Company also reserves the right to make additional discretionary contributions to the Profit Sharing Plan. Expense related to these contributions for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 was $1,975, $1,808 and $1,655, respectively.

        For certain senior management personnel of WWI, the Company sponsors the Weight Watchers Executive Profit Sharing Plan. Under the Internal Revenue Service ("IRS") definition, this plan is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the Company made on the employees' behalf instead of an individual account with a cash balance. The account is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense related to this commitment for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 was $1,050, $947 and $774, respectively.

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

13.   Cash Flow Information

	December 31, 2005	January 1, 2005	January 3, 2004
Net cash paid during the year for:
Interest expense	$18,030	$13,564	$38,533
Income taxes	$80,381	$53,102	$59,739
Noncash investing and financing activities were as follows:
Fair value of net assets acquired in connection with the acquisitions	$—	$811	$4,797

14.   Commitments and Contingencies

Legal:

        On February 18, 2005, WWI settled two lawsuits with CoolBrands International, Inc. ("CoolBrands") one filed by WWI to enforce the termination provisions of the CoolBrands ice cream and frozen novelty license and the other filed by CoolBrands against WWI and Wells Dairy, Inc. alleging breach of the CoolBrands license. CoolBrands will no longer manufacture, sell, market or distribute ice cream and frozen novelty products using WWI's trademarks.

        The Company has agreed to settle a litigation filed on behalf of a purported class of employees under the California Labor Code and the Federal Fair Labor Standards Act for $2.3 million plus other costs and expenses. The settlement is subject to approval and certification of the class status by the court.

        Due to the nature of its activities, the Company is, at times, also subject to pending and threatened legal actions that arise out of the normal course of business. We have had and continue to have disputes with certain of our franchisees. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on the Company's results of operations, financial condition or cash flows.

Lease Commitments:

        Minimum rental commitments under non-cancelable operating leases, primarily for office and rental facilities, at December 31, 2005, consist of the following:

2006	$24,297
2007	17,795
2008	10,444
2009	7,212
2010	6,251
2011 and thereafter	25,211

Total	$91,210

        Total rent expense charged to operations under these leases for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 was $27,671 (including $1,561 related to rent expense of WeightWatchers.com), $27,198 (including $1,167 related to rent expense of WeightWatchers.com), and $23,855, respectively.

15.   Segment and Geographic Data

        Effective with the adoption of FIN 46R in the first quarter of 2004 (see Note 1), the Company has two operating segments, each of which is a reportable segment: WWI and WeightWatchers.com. These are two separate and distinct businesses for which discrete financial information is available. This discrete financial information is maintained and managed separately and is reviewed regularly by the chief operating decision maker. All intercompany activity is eliminated in consolidation.

        Since FIN 46R was adopted as of the last day of the first quarter of 2004, WeightWatchers.com's results of operations for the three months ended April 3, 2004 have been included in the charge for the cumulative effect of accounting change. Therefore, the measure of profitability for WeightWatchers.com for the fiscal year ended January 1, 2005 includes only their results of operations beginning with the second quarter of 2004. Prior to April 3, 2004, the Company was engaged principally in one line of business, weight loss, products and services. Therefore, segment information is not presented for fiscal 2003.

        Information about the Company's reportable operating segments is as follows:

	Fiscal Year Ended December 31, 2005
	Weight Watchers International	Weight Watchers.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,041,594	$109,657	$—	$1,151,251
Intercompany revenue	10,665	3,102	(13,767)	—

Total revenue	$1,052,259	$112,759	(13,767)	$1,151,251

Depreciation and amortization	$9,131	$4,565	$—	$13,696

Operating income (loss)	$310,413	$(7,932)	$11	$302,492
Interest expense, net				20,969
Other expense, net				2,208
Provision for taxes				104,913

Net Income	$189,834	$(3,612)	$(11,820)	$174,402

Weighted average diluted shares outstanding				104,203

Total assets	$914,959	$36,069	$(115,537)	$835,491

	Fiscal Year Ended January 1, 2005
	Weight Watchers International	Weight Watchers.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$959,930	$64,989	$—	$1,024,919
Intercompany revenue	6,205	1,678	(7,883)	—

Total revenue	$966,135	$66,667	(7,883)	$1,024,919

Depreciation and amortization	$8,095	$2,148	$—	$10,243

Operating income	$289,917	$16,011	$(43)	$305,885
Interest expense, net				16,759
Other income, net				(4,685)
Early extinguishment of debt				4,264
Provision for taxes				94,522

Income before cumulative effect of accounting change	$179,234	$18,682	$(2,891)	$195,025

Weighted average diluted shares outstanding				106,985

Total assets	$796,231	$30,793	$(10,838)	$816,186

        The following table presents information about the Company's sources of revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of United States export sales.

	Revenues for the Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
NACO meeting fees	$416,952	$373,119	$392,432
International company-owned meeting fees	264,145	255,978	214,772
Product sales	285,448	274,640	276,835
Franchise royalties	19,393	18,789	24,879
Online revenues	109,657	64,989	—
Other	55,656	37,404	35,014

	$1,151,251	$1,024,919	$943,932

	Revenues for the Fiscal Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
United States	$699,981	$606,916	$599,944
United Kingdom	169,168	163,338	140,886
Continental Europe	219,175	196,953	159,155
Australia, New Zealand and other	62,927	57,712	43,947

	$1,151,251	$1,024,919	$943,932

	Long-Lived Assets
	December 31, 2005	January 1, 2005	January 3, 2004
United States	$603,356	$572,012	$506,004
United Kingdom	2,342	2,383	2,653
Continental Europe	4,589	3,376	3,153
Australia, New Zealand and other	26,234	27,676	26,431

	$636,521	$605,447	$538,241

16.   Financial Instruments

Fair Value of Financial Instruments:

        The Company's significant financial instruments include cash and cash equivalents, short and long-term debt, and interest rate swap agreements.

        In evaluating the fair value of significant financial instruments, the Company generally uses quoted market prices of the same or similar instruments or calculates an estimated fair value on a discounted cash flow basis using the rates available for instruments with the same remaining maturities. As of December 31, 2005, the fair value of financial instruments held by the Company approximated the recorded value.

Derivative Instruments and Hedging:

        Prior to the extinguishment of the Euro Notes (as described in Note 6), the Company entered into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce currency risk associated with fluctuating exchange rates. These contracts were used primarily to hedge certain foreign currency cash flows and for payments arising from those foreign currency denominated debt obligations. The Company currently enters into interest rate swaps to hedge a substantial portion of its variable rate debt. These contracts are used primarily to reduce the risk associated with variable interest rate debt obligations. As of December 31, 2005, the Company held contracts to purchase interest rate swaps with notional amounts totaling $257,500 and to sell interest rate swaps with notional amounts totaling $257,500. As of January 1, 2005, the Company held contracts to purchase interest rate swaps with notional amounts totaling $150,000 and to sell interest rate swaps with notional amounts totaling $150,000. The Company is hedging forecasted transactions for periods not exceeding the next three years. At December 31, 2005, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income (loss) will be reclassified to the Statement of Operations within the next twelve months.

        As of December 31, 2005 and January 1, 2005, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive income(loss) in the amount of $1,402 ($2,300 before taxes) and $(70) ($(115) before taxes), respectively. The Company discontinued certain of its cash flow hedges that were associated with the euro denominated Notes that were extinguished, as described in Note 6. As such, in fiscal 2003, the Company reclassified a net loss of $5,381 from accumulated other comprehensive income to other expense, net. In addition, the Company recorded net proceeds of $2,710 from the gain on settlement in cash from financing activities in the Statement of Cash Flows as cash flows from hedge transactions are classified in a manner consistent with the item being hedged. The ineffective portion of changes in fair values of qualifying cash flow hedges was not material. Prior to the extinguishment of the euro denominated Notes, the Company hedged 24% of the outstanding principal of the euro Notes via forward contracts, subsequent to the extinguishment, but prior to the repurchase of the remaining Notes, the Company was 100% hedged. As such, to offset gains or losses from changes in foreign exchange rates related to the euro denominated Notes for the fiscal years ended January 1, 2005 and January 3, 2004, the Company reclassified $6 ($9 before taxes) and $310 ($508 before taxes) from accumulated other comprehensive income (loss) to other expense, net.

        For the fiscal year ended January 1, 2005 fair value adjustments for non-qualifying hedges resulted in a reduction to net income of $798 ($1,309 before taxes), included within other expense, net.

17.   Quarterly Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly consolidated results of operations for the fiscal years ended December 31, 2005 and January 1, 2005.

	For the Fiscal Quarters Ended
	April 2, 2005	July 2, 2005	October 1, 2005	December 31, 2005
Fiscal year ended December 31, 2005
Revenues, net	$329,998	$312,600	$257,483	$251,170
Operating income	90,027	60,488	84,663	67,314
Net income	51,628	34,472	49,452	38,850
Basic EPS	0.50	0.33	0.48	0.38
Diluted EPS	0.49	0.33	0.47	0.38
	For the Fiscal Quarters Ended
	April 3, 2004	July 3, 2004	October 2, 2004	January 1, 2005
Fiscal year ended January 1, 2005
Revenues, net	$281,367	$264,892	$245,915	$232,745
Operating income	82,216	86,974	73,818	62,877
Net income	36,757	52,886	50,232	43,209
Basic EPS	0.35	0.50	0.48	0.42
Diluted EPS	0.34	0.49	0.47	0.41

        Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year. Beginning in the second quarter of fiscal 2004, the Company's results include the results of WeightWatchers.com (see Note 2 for further details). During the fiscal quarters ended July 2, 2005 and October 1, 2005, the Company incurred expenses associated with the WW.com acquisition (See Note 3) of $46,082 and $309, respectively.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(IN THOUSANDS)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(2)	Deductions(1)	Balance at End of Period
FISCAL YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	$2,008	$629	$—	$(755)	$1,882
Inventory reserves, other	$2,908	$6,044	$—	$(6,381)	$2,571
Tax valuation allowance	$1,593	$2,845	$—	$(1,018)	$3,420
FISCAL YEAR ENDED JANUARY 1, 2005
Allowance for doubtful accounts	$1,026	$1,049	$—	$(67)	$2,008
Inventory reserves, other	$2,666	$6,043	$—	$(5,801)	$2,908
Tax valuation allowance	$—	$—	$10,249	$(8,656)	$1,593
FISCAL YEAR ENDED JANUARY 3, 2004
Allowance for doubtful accounts	$707	$557	$—	$(238)	$1,026
Inventory reserves, other	$2,828	$5,439	$—	$(5,601)	$2,666

(1)
Primarily represents the utilization of established reserves, net of recoveries, where applicable.

(2)
Represents WeightWatchers.com's tax valuation allowance recorded via consoldiation under FIN 46R.

S-1

EXHIBIT INDEX

Exhibit Number	Description
**2.1
Asset Purchase Agreement, dated as of March 31, 2003, by and among the WW Group, Inc., The WW Group East L.L.C., The WW Group West L.L.C., Cuida Kilos, S.A. de C.V., Weight Watchers North America, Inc. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K dated April 1, 2003.
**2.2
Agreement and Plan of Merger, by and among Weight Watchers International, Inc., WeightWatchers.com, Inc. and SCW Merger Sub, Inc. dated as of June 13, 2005 is incorporated herein by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005.
**2.3
Redemption Agreement, by and among Artal Luxembourg, S.A., WeightWatchers.com Inc., and Weight Watchers International, Inc., dated as of June 13, 2005 is incorporated herein by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005.
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
**10.1
Fifth Amended and Restated Credit Agreement, dated as of January 21, 2004, among Weight Watchers International, Inc., Credit Suisse First Boston, The Bank of Nova Scotia and various financial institutions is incorporated herein by reference to Exhibit 10.1 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

**10.2
Supplement, dated as of October 19, 2004, to the Fifth Amended and Restated Credit Agreement, dated as of January 21, 2004, among Weight Watchers International, Inc. and various financial institutions is incorporated herein by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004.
**10.3
First Amendment, dated as of June 24, 2005, to the Fifth Amended and Restated Credit Agreement, dated as of January 21, 2004, among Weight Watchers International, Inc., certain lenders thereto, Credit Suisse First Boston, as the syndication agent under the Credit Facility and the Bank of Nova Scotia, as the administrative agent and lead arranger for the additional facility under the Supplement is incorporated herein by reference to Exhibit 10.6 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005.
*10.4	First Lien Credit Agreement, dated as of December 16, 2005, among WeightWatchers.com, Inc., Credit Suisse and various financial institutions.
*10.5	Second Lien Credit Agreement, dated as of December 16, 2005, among WeightWatchers.com, Inc., Credit Suisse and various financial institutions.
**10.6
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
**10.12
1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries is incorporated herein by reference to Exhibit 10.19 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended April 29, 2000.
**10.13
2004 Stock Incentive Plan of Weight Watchers International, Inc. and its Subsidiaries is incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 8, 2004.

**10.14
Amendment to Weight Watchers International, Inc. 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.5 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005.
**10.15
WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries is incorporated herein by reference to Exhibit 10.20 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended April 29, 2000.
**10.16
Warrant Agreement, dated as of November 24, 1999, between WeightWatchers.com, Inc. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.20 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.17
Warrant Certificate of WeightWatchers.com No. 1, dated as of November 24, 1999 is incorporated herein by reference to Exhibit 10.21 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.18
Warrant Agreement, dated as of October 1, 2000, between WeightWatchers.com, Inc. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000.
**10.19
Warrant Certificate of WeightWatchers.com, Inc. No. 2, dated as of October 1, 2000 is incorporated herein by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2000.
**10.20
Warrant Agreement, dated as of May 3, 2001, between WeightWatchers.com, Inc. and Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.
**10.21
Warrant Certificate of WeightWatchers.com, Inc., No. 3, dated as of May 3, 2001 is incorporated herein by reference to Exhibit 10.3 filed with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.
**10.22
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
**10.24
Second Amended and Restated Note, dated as of October 1, 2000, by WeightWatchers.com, Inc. to Weight Watchers International, Inc. is incorporated herein by reference to Exhibit 10.24 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.25
Second Amended and Restated Collateral Assignment and Security Agreement, dated as of September 10, 2001, by WeightWatchers.com, Inc. in favor of Weight Watchers International, Inc. is incorporated herein by reference to Exhibit No. 10.31 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.

**10.26
Amended and Restated Intellectual Property License Agreement, dated as of September 10, 2001, between Weight Watchers International, Inc. and WeightWatchers.com, Inc. is incorporated herein by reference to Exhibit No. 10.34 filed with Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001.
**10.27
Service Agreement, dated as of September 10, 2001, between Weight Watchers International, Inc. and WeightWatchers.com, Inc. is incorporated herein by reference to Exhibit No. 10.35 filed with Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001.
**10.28
Corporate Agreement, dated as of September 10, 2001, between Weight Watchers International, Inc. and WeightWatchers.com, Inc. and Artal Luxembourg S.A. is incorporated herein by reference to Exhibit No. 10.36 filed with Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001.
**10.29
Amendment, dated as of July 1, 2005, to the Corporate Agreement, dated as of November 5, 2001, by and between Weight Watchers International, Inc. and Artal Luxembourg, S.A. is incorporated herein by reference to Exhibit 10.4 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005.
**10.30
Registration Rights Agreement dated as of September 29, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and Artal Luxembourg S.A. is incorporated herein by reference to Exhibit No. 10.38 filed with Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001.
**10.31
Form of Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (Chief Executive Officer, Chief Financial Officer and General Counsel) is incorporated herein by reference to Exhibit No. 10.38 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.
**10.32
Form of Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (certain executive officers) is incorporated herein by reference to Exhibit No. 10.39 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.
**10.33
Principal Stockholders Agreement among Weight Watchers International, Inc., WeightWatchers.com, Inc. and Artal Luxembourg, S.A., dated as of June 13, 2005 is incorporated herein by reference to Exhibit 10.3 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005.
*10.34
Form of Term Sheet for Employee Stock Awards and Form of Terms and Conditions for Employee Stock Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International Inc. and Subsidiaries and the 2004 Stock Incentive Plan of Weight Watchers International Inc. and Subsidiaries.
*10.35
Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International Inc. and Subsidiaries and the 2004 Stock Incentive Plan of Weight Watchers International Inc. and Subsidiaries.
*21.1	Subsidiaries of Weight Watchers International, Inc.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Rule 13a-14(a) Certification by Linda Huett, President and Chief Executive Officer.
*31.2	Rule 13a-14(a) Certification by Ann M. Sardini, Chief Financial Officer.

***32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
***32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WEIGHT WATCHERS INTERNATIONAL, INC.
Date: February 27, 2006	By:	/s/ LINDA HUETT Linda Huett President, Chief Executive Officer and Director (Principal Executive Officer)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2006	By:	/s/ LINDA HUETT Linda Huett President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 27, 2006	By:	/s/ ANN M. SARDINI Ann M. Sardini Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 27, 2006	By:	/s/ RAYMOND DEBBANE Raymond Debbane Director
Date: February 27, 2006	By:	/s/ JONAS M. FAJGENBAUM Jonas M. Fajgenbaum Director
Date: February 27, 2006	By:	/s/ SACHA LAINOVIC Sacha Lainovic Director
Date: February 27, 2006	By:	/s/ CHRISTOPHER J. SOBECKI Christopher J. Sobecki Director
Date: February 27, 2006	By:	/s/ SAM K. REED Sam K. Reed Director
Date: February 27, 2006	By:	/s/ MARSHA JOHNSON EVANS Marsha Johnson Evans Director
Date: February 27, 2006	By:	/s/ JOHN F. BARD John F. Bard Director
Date: February 27, 2006	By:	/s/ PHILIPPE J. AMOUYAL Philippe J. Amouyal Director

QuickLinks

Table of Contents
WEIGHT WATCHERS INTERNATIONAL, INC.
PART I
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
PART II
Equity Compensation Plan Information
SELECTED FINANCIAL DATA (in millions, except per share amounts)
Revenue Sources (in millions)
Meeting Attendance in Company-Owned Operations (in millions)
Long-Term Debt At December 31, 2005 (Balances in millions)
PART III
Summary Compensation Table
Weight Watchers International Option Grants For Fiscal 2005
Individual Grants
PART IV
WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Items 15(a) 1 & 2
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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