Form 10-Q
period 2006-04-01
WEIGHT WATCHERS INTERNATIONAL INC
filed 2006-05-11
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Ruler 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of common shares outstanding as of April 30, 2006 was 100,617,298.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets at April 1, 2006 and December 31, 2005	2

	Unaudited Consolidated Statements of Operations for the three months ended April 1, 2006 and April 2, 2005	3

	Unaudited Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) for the three months ended April 1, 2006 and for the fiscal year ended December 31, 2005	4

	Unaudited Consolidated Statements of Cash Flows for the three months ended April 1, 2006 and April 2, 2005	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signatures		28

Exhibits		29

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	April 1,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,898	$31,476
Receivables, net	34,014	28,040
Inventories, net	30,056	31,678
Prepaid expenses and other current assets	27,285	25,638
Deferred income taxes	8,440	10,878
TOTAL CURRENT ASSETS	152,693	127,710

Property and equipment, net	22,604	20,775
Franchise rights acquired	554,703	555,604
Goodwill	51,298	51,305
Trademarks and other intangible assets, net	8,237	8,837
Deferred income taxes	57,491	61,917
Deferred financing costs and other noncurrent assets	8,963	9,343
TOTAL ASSETS	$855,989	$835,491

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$4,670	$4,700
Accounts payable	21,183	19,714
Dividend payable	17,601	—
Accrued liabilities	88,518	82,025
Income taxes payable	31,677	13,710
Deferred income taxes	7,250	7,250
Deferred revenue	50,377	38,489
TOTAL CURRENT LIABILITIES	221,276	165,888

Long-term debt	667,788	741,425
Deferred income taxes	27	26
Other	8,851	8,803
TOTAL LIABILITIES	897,942	916,142

SHAREHOLDERS’ DEFICIT
Dividend to Artal Luxembourg S.A.	(304,835)	(304,835)
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued and outstanding	—	—
Treasury stock, at cost, 11,401 shares at April 1, 2006 and 11,410 shares at December 31, 2005	(397,040)	(390,864)
Retained earnings	654,207	609,053
Accumulated other comprehensive income	5,715	5,995
TOTAL SHAREHOLDERS’ DEFICIT	(41,953)	(80,651)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$855,989	$835,491

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	April 1,	April 2,
	2006	2005

Meeting fees, net	$198,539	$195,133
Product sales and other, net	112,276	108,613
Online revenues	31,233	26,252
Revenues, net	342,048	329,998

Cost of meetings, products and other	141,555	141,342
Cost of online subscriptions	8,000	6,736
Cost of revenues	149,555	148,078
Gross profit	192,493	181,920

Marketing expenses	53,880	61,103
Selling, general and administrative expenses	34,538	30,790
Operating income	104,075	90,027

Interest expense, net	11,287	4,736
Other (income)/expense, net	(108)	611
Income before income taxes	92,896	84,680

Provision for income taxes	35,899	33,052
Net income	$56,997	$51,628

Earnings Per Share:
Basic	$0.57	$0.50
Diluted	$0.56	$0.49

Weighted average common shares outstanding:
Basic	100,539	102,673
Diluted	101,338	104,610

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY/(DEFICIT)

(IN THOUSANDS)

					Accumulated	Dividend
					Other	to Artal
	Common Stock		Treasury Stock		Comprehensive	Luxembourg	Retained
	Shares	Amount	Shares	Amount	Income	S.A.	Earnings	Total

Balance at January 1, 2005	111,988	$—	9,575	$(222,547)	$5,794	$—	$413,192	$196,439

Comprehensive Income:
Net income							174,402	174,402
Translation adjustment, net of taxes of $853					(1,272)			(1,272)
Change in fair value of derivatives accounted for as hedges, net of taxes of ($942)					1,473			1,473
Total Comprehensive Income								174,603
Issuance of treasury stock under employee stock plans			(1,897)	7,663			(3,951)	3,712
Tax benefit of stock options exercised							26,770	26,770
Exercise of WW.com warrants							(4,261)	(4,261)
Dividend to Artal Luxembourg S.A.						(304,835)		(304,835)
Purchase of treasury stock			3,732	(175,980)				(175,980)
Compensation expense on restricted stock awards							2,901	2,901

Balance at December 31, 2005	111,988	$—	11,410	$(390,864)	$5,995	$(304,835)	$609,053	$(80,651)

Comprehensive Income:
Net income							56,997	56,997
Translation adjustment, net of taxes of $484					(772)			(772)
Change in fair value of derivatives accounted for as hedges, net of taxes of ($318)					492			492
Total Comprehensive Income								56,717
Issuance of treasury stock under employee stock plans			(157)	633			2,353	2,986
Tax benefit of RSUs vested and stock options exercised							1,454	1,454
Purchase of treasury stock			148	(6,809)				(6,809)
Compensation expense on stock-based awards							2,834	2,834
Dividends payable							(17,601)	(17,601)
Secondary offering fees							(883)	(883)
Balance at April 1, 2006	111,988	$—	11,401	$(397,040)	$5,715	$(304,835)	$654,207	$(41,953)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	April 1,	April 2,
	2006	2005

Cash provided by operating activities	$101,066	$108,076

Investing activities:
Capital expenditures	(3,732)	(1,563)
Website development expenditures	(472)	(496)
Other items, net	(271)	(160)

Cash used for investing activities	(4,475)	(2,219)

Financing activities:
Net (decrease)/increase in short-term borrowings	(378)	772
Payments of long-term debt	(73,667)	(77,750)
Proceeds from stock options exercised	3,337	1,854
Tax benefit from RSUs vested and stock options exercised	1,454	—
Repurchase of treasury stock	(6,809)	(14,997)
Costs of public equity offering	(883)	—

Cash used for financing activities	(76,946)	(90,121)

Effect of exchange rate changes on cash/cash equivalents and other	1,777	(573)
Net increase in cash and cash equivalents	21,422	15,163
Cash and cash equivalents, beginning of period	31,476	35,156
Cash and cash equivalents, end of period	$52,898	$50,319

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.             Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc., and its wholly-owned subsidiaries, which effective December 16, 2005 includes WeightWatchers.com, Inc. and its subsidiaries (collectively, “WeightWatchers.com” or “WW.com”). The term “the Company” as used throughout this document is used to indicate Weight Watchers International, Inc. and its wholly owned subsidiaries. The term “WWI” as used throughout this document is used to indicate Weight Watchers International and its wholly-owned subsidiaries other than WeightWatchers.com.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on management’s best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement.

These statements should be read in conjunction with the Company’s Annual Report on Form
10-K for the fiscal year ended December 31, 2005, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.             Summary of Significant Accounting Policies

The Company adopted the provisions of SFAS No. 123(R) “Share-Based Payment” on January 1, 2006. This standard requires the Company to recognize the cost of all stock-based awards based on their grant-date fair value over the related service period of such awards. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stok options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No.123(R), the Company applied the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for its stock-based compensation plans. All employee stock options were granted with an exercise price equal to the market price on the date of grant. Accordingly, no compensation expense was recognized for stock option grants in prior periods. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

For a discussion of the Company’s other significant accounting policies, see “Summary of Significant Accounting Policies” beginning on page F-8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

3.             Acquisitions

On June 13, 2005, WWI entered into an agreement to acquire its affiliate WW.com. As a result, WWI increased its ownership interest in WW.com from approximately 20% to approximately 53% as follows: on July 1, 2005, WWI exercised its 6,395 warrants to purchase WW.com common stock for a total price of $45,660; and on July 2, 2005, WWI acquired through a merger of a subsidiary of WWI with WW.com (the “Merger”), 1,126 shares of WW.com common stock owned by the employees of WW.com and other parties not related to Artal Luxembourg S.A. (together with its affiliates, “Artal”) for a total price of $28,383, and acquired an additional 2,759 shares of WW.com common stock, representing outstanding stock options then held by WW.com employees, for a total price of $62,342.

The acquisition of the 1,126 shares represented shares owned outright by the employees of WW.com and other parties not related to Artal. This component of the transaction has been accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (“FAS 141”). The acquisition of these shares resulted in an increase to goodwill of $26,185 and an increase to finite-lived intangible assets of $1,161, primarily customer relations and information technology. These amounts represent the excess of the purchase price of $28,383 over the net book value of the assets acquired plus transaction costs.

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

Under the guidance of FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” (“FIN 44”), and Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN 44,” (“EITF 00-23”), the Company was required to record a compensation charge related to the 2,293 vested options of $39,647 in the second quarter 2005. This amount represents the difference between the purchase price per share and the exercise price per share of the vested options. The 466 unvested options were exchanged for 134 restricted stock units of WWI, resulting in deferred compensation of $7,214, which is being recorded as compensation expense in future periods as the restricted stock units vest.

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

On June 13, 2005, WW.com entered into a redemption agreement with Artal (the “Redemption”) to purchase the 12,092 shares of WW.com then owned by Artal. Pursuant to the Redemption on December 16, 2005, WW.com redeemed the remaining 47% of its outstanding shares of common stock held by Artal for the aggregate cash consideration of $304,835, the same purchase price per share as that paid by WWI in the merger. WW.com used cash on hand of approximately $89,800 and the proceeds from its two credit facilities (see Note 5) which totaled $215,000. In accordance with the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” because at the time of the Redemption Artal owned approximately 47% of WW.com and is the parent company of WWI, the Redemption was considered to be a transaction between entities under common control. Therefore, the Redemption was recorded as a dividend to Artal in the shareholders’ deficit section of the balance sheet.

4.             Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company no longer amortizes goodwill or other indefinite lived intangible assets. The Company performed its annual fair value impairment testing as of December 31, 2005 on its goodwill and other indefinite lived intangible assets and determined that no impairment existed. Unamortized goodwill is due mainly to the acquisition of the Company by the H.J. Heinz Company in 1978 and the aforementioned transactions with WW.com. Franchise rights acquired are due mainly to acquisitions of the Company’s franchised territories. For the three months ended April 1, 2006, goodwill and franchise rights acquired decreased due to foreign currency fluctuations.

In accordance with SFAS No. 142, aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $1,485 and $755 for the three months ended April 1, 2006 and April 2, 2005, respectively.

The carrying amount of the amortized intangible assets as of April 1, 2006 and December 31, 2005 was as follows:

	April 1, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Deferred software costs	$7,667	$4,679	$7,435	$4,280
Trademarks	8,187	7,422	8,112	7,352
Non-compete agreement	1,200	1,200	1,200	1,200
Web site development costs	10,470	7,454	9,998	6,661
Other	5,382	3,914	5,382	3,797
	$32,906	$24,669	$32,127	$23,290

Estimated amortization expense of existing finite lived intangible assets for the next five fiscal years is as follows:

Remainder of 2006	$3,280
2007	$2,379
2008	$835
2009	$170
2010	$107

5.             Long-Term Debt

WWI Credit Facility

As of April 1, 2006, WWI’s Credit Agreement dated as of January 16, 2001 and amended and restated as of January 21, 2004, as supplemented on October 19, 2004 and as amended on June 24, 2005 (the “Credit Facility”) consisted of a Term Loan B, Additional Term Loan B and a revolving line of credit (the “Revolver”).

WWI’s Term Loan B and the Revolver bear interest at a rate equal to LIBOR plus 1.75% per annum or, at WWI’s option, the alternate base rate (as defined in the Credit Facility) plus 0.75% per annum. The Additional Term Loan B bears interest at a rate equal to LIBOR plus 1.50% per annum, or at WWI’s option, the alternative base rate (as defined in the Credit Facility), plus 0.50% per annum. In addition to paying interest on outstanding principal under the Credit Facility, WWI is required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at a rate equal to 0.375% per year.

WWI’s Credit Facility contains customary covenants including covenants that in certain circumstances restrict WWI’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The Credit Facility also requires WWI to maintain specified financial ratios and satisfy financial condition tests. At April 1, 2006, WWI complied with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so. The Credit Facility contains customary events of default. Upon the occurrence of an event of default under the Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries, other than WW.com and its subsidiaries.

Substantially all the assets of WWI and its subsidiaries collateralize the Credit Facility.

On November 4, 2005, Standard & Poor’s confirmed its “BB” rating for WWI’s corporate credit and WWI’s Credit Facility. On March 11, 2005, Moody’s assigned a “Ba1” rating for WWI’s Term Loan B and Additional Term Loan B and confirmed its “Ba1” rating for WWI’s Credit Facility.

WW.com Credit Facilities

On December 16, 2005, WW.com borrowed $215,000 pursuant to two credit facilities (the “WW.com Credit Facilities”), consisting of (i) a five year, senior secured first lien term loan facility in an aggregate principal amount of $170,000 (the “First Lien Term Credit Facility”) and (ii) a five and one-half year, senior secured second lien term loan facility in an aggregate principal amount of $45,000 (the “Second Lien Term Credit Facility”). The WW.com Credit Facilities are governed by two credit agreements among WW.com, Credit Suisse, as administrative agent and collateral agent, and the lenders party thereto.

The First Lien Term Credit Facility bears an interest rate equal to LIBOR plus 2.25% per annum, or, at WW.com’s option, the alternate base rate, (as defined in the First Lien Term Credit Facility), plus 1.25% per annum. The Second Lien Term Credit Facility bears an interest rate equal to LIBOR plus 4.75% per annum or, at WW.com’s option, the alternate base rate, (as defined in the Second Lien Term Credit Facility), plus 3.75% per annum.

Loans outstanding under the WW.com Credit Facilities (i) must be prepaid with certain percentages of excess cash flow and net cash proceeds of asset sales, issuances, offerings or placements of debt obligations of WW.com and issuances of equity securities of WW.com, and (ii) may be voluntarily prepaid at any time in whole or in part without premium or penalty, with certain exceptions depending upon the date of payment. The rights and priorities of the lenders under the WW.com Credit Facilities are governed by an inter-creditor agreement.

The WW.com Credit Facilities contain customary covenants, including affirmative and negative covenants that, in certain circumstances, restrict WW.com’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell WW.com assets and enter into consolidations, mergers and transfers of all or substantially all of WW.com’s assets. The WW.com Credit Facilities also require WW.com to maintain specified financial ratios and satisfy financial condition tests, which become more restrictive over time. At April 1, 2006, WW.com complied with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so. The WW.com Credit Facilities contain customary events of default. Upon the occurrence of an event of default under the WW.com Credit Facilities, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. Each of WW.com’s existing and future domestic subsidiaries have guaranteed the Credit Facilities and the WW.com Credit Facilities are secured by substantially all the assets of WW.com and these subsidiaries. WWI has not guaranteed the WW.com Credit Facilities.

On November 4, 2005, Standard & Poor’s assigned its “B+” corporate credit rating to WeightWatchers.com. In addition, Standard & Poor’s assigned ratings of “B+” to the First Lien Term Credit Facility and “B-” to the Second Lien Term Credit Facility. On November 2, 2005, Moody’s assigned ratings of “Ba3” to the First Lien Term Credit Facility and “B1” to the Second Lien Term Credit Facility.

6.             Treasury Stock

On October 9, 2003, the Company, at the direction of WWI’s Board of Directors, authorized a program to repurchase up to $250,000 of the Company’s outstanding common stock. On June 13, 2005, the Company, at the direction of WWI’s Board of Directors, authorized adding an additional $250,000 to this program.

The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under the program.

From October 9, 2003 through December 31, 2005, the Company purchased 9,184 shares of common stock in the open market for a total cost of $381,877. During the three months ended April 1, 2006 and April 2, 2005, the Company purchased 148 and 356 shares of common stock, respectively, in the open market at a total cost of $6,809 and $14,997, respectively.

7.             Earnings Per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	April 1,	April 2,
	2006	2005
Numerator:
Net income	$56,997	$51,628

Denominator:
Weighted-average shares	100,539	102,673
Effect of dilutive common stock equivalents	799	1,937
Denominator for diluted EPS-Weighted-average shares	101,338	104,610

EPS:
Basic	$0.57	$0.50
Diluted	$0.56	$0.49

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 851 and 42 for the three months ended April 1, 2006 and April 2, 2005, respectively.

8.             Stock Plans

On May 12, 2004 and December 16, 1999, respectively, the Company’s stockholders approved the 2004 Stock Incentive Plan (the “2004 Plan”) and the 1999 Stock Purchase and Option Plan (the “1999 Plan”). These plans are designed to promote the long-term financial interests and growth of the Company by attracting and retaining management with the ability to contribute to the success of the business.  The Board of Directors or a committee thereof administers the plans.

Under the 2004 Plan, grants may take the following forms at the committee’s sole discretion: incentive stock options, stock appreciation rights, restricted stock units and other stock-based awards. The maximum number of shares available for grant under the 2004 Plan is 2,500 as of the plan’s effective date.

Under the 1999 Plan, grants may take the following forms at the committee’s sole discretion: incentive stock options, other stock options (other than incentive options), stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares and other stock-based grants.  The maximum number of shares available for grant under this plan was 5,647 shares of authorized common stock as of the plan’s effective date. In 2001, the number of shares available for grant was increased to 7,058 shares.

Through December 31, 2005, as permitted by SFAS No. 123, the Company applied the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans.

As such, for all periods presented through fiscal 2005, no compensation expense for employee stock options was reflected in earnings as all options were granted with an exercise price equal to the market price on the date of grant.

The following table illustrates the effect on net income and diluted earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

Three Months Ended
April 2, 2005

Net income, as reported	$51,628

Deduct:
Total stock-based employee compensation expense determined under the fair value method for all stock option awards, net of related tax effect	694

Pro forma net income	$50,934

EPS:
Basic-as reported	$0.50
Basic-pro forma	$0.50

Diluted-as reported	$0.49
Diluted-pro forma	$0.49

The Company adopted the provisions of SFAS 123(R), “Share-Based Payment” on January 1, 2006. Upon adopting this standard, the Company began recognizing the cost of all stock-based awards based on their grant-date fair value over the related service period of such awards. For the quarter ended April 1, 2006, the impact of adopting SFAS 123(R) was to reduce income before income taxes and net income by $2,834 and $1,729, respectively, with a corresponding reduction in basic and diluted earnings per share of $.02. In accordance with SFAS 123(R), the Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and has begun to recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro forma disclosures. The Company has not restated the results of prior periods.

The compensation cost that has been charged against income for these plans was $2,834 for the quarter ended April 1, 2006 and such amount has been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1,105 for the quarter ended April 1, 2006. No compensation costs were capitalized. As of April 1, 2006, there was $26,144 of total unrecognized compensation cost related to stock options and restricted stock units (“RSUs”) granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

While the plans permit various types of awards, grants under the plans have historically been either stock options or restricted stock units. The following describes some further details of these awards.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock with certain time periods excluded due to historical events which are not expected to recur. Since the Company’s option exercise history is limited, it has estimated the expected term of option grants to be the midpoint between the vesting period and the contractual term of each award, as is permitted under Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which corresponds to the expected term of the option.

	Three Months Ended
	April 1,	April 2,
	2006	2005

Dividend yield	1.4%	0%
Volatility	27.7%	28.5%
Risk-free interest rate	4.3% - 4.6%	3.3% - 4.2%
Expected term (years)	7.3	4.5

A summary of option activity under the plans for the three months ended April 1, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at January 1, 2006	2,825	$28.14
Granted	80	$48.14
Exercised	(146)	$22.87
Canceled	(23)	$44.40
Outstanding at April 1, 2006	2,736	$28.87	5.15	$62,128
Exercisable at April 1, 2006	1,280	$13.96	4.28	$47,919

The weighted-average grant-date fair value of options granted during the first quarter of 2006 and 2005 was $15.90 and $13.15, respectively. The total intrinsic value of options exercised during the first quarter of 2006 and 2005 was $4,175 and $34,815, respectively.

Cash received from options exercised during the quarter ended April 1, 2006 was $3,337. The actual tax benefit realized from options exercised and RSUs vested totaled $1,454 for the quarter ended April 1, 2006. With the adoption of SFAS 123(R), this amount is now shown as a cash inflow from financing activities. Prior to the adoption of SFAS 123(R), this amount was shown as a cash inflow from operating activities. Because the Company elected the modified prospective transition method of adoption, prior period financial statements have not been restated.

Restricted Stock Units

The fair value of RSUs is determined using the market price of the Company’s common stock on the date of grant. A summary of RSU activity under the plans for the three months ended April 1, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Outstanding at January 1, 2006	181	$48.77
Granted	144	$50.38
Vested	(18)	$50.70
Forfeited	(6)	$50.59
Outstanding at April 1, 2006	301	$49.39

The total fair value of RSUs vested during the quarter ended April 1, 2006 was $938.

9.             Income Taxes

Prior to December 16, 2005 WWI and WeightWatchers.com were separate tax paying entities. Effective with the completion of the Redemption (see Note 3) WW.com is included in WWI’s consolidated federal tax return.

The effective tax rate for the three months ended April 1, 2006 and April 2, 2005 was 38.6% and 39.0%, respectively, on the consolidated results of the Company. For the three months ended April 1, 2006 and April 2, 2005, the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes, offset by lower statutory tax rates in certain foreign jurisdictions.

10.          Legal

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

11.          Derivative Instruments and Hedging

The Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. These contracts are used primarily to reduce risk associated with variable interest rate debt obligations. As of April 1, 2006 and April 2, 2005, the Company held contracts for interest rate swaps with notional amounts totaling $257,500 and $150,000, respectively. The Company is hedging forecasted transactions for periods not exceeding the next three years. At April 1, 2006, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income will be reclassified to the Statement of Operations within the next 12 months.

As of April 1, 2006 and April 2, 2005, cumulative gains/(losses) for qualifying hedges were reported as a component of accumulated other comprehensive income in the amounts of $1,894, or $3,109 before taxes, and $1,216, or $1,993 before taxes, respectively. For the three months ended April 1, 2006 and April 2, 2005 there were no fair value adjustments since all hedges are considered qualifying.

12.          Comprehensive Income

Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended
	April 1,	April 2,
	2006	2005

Net income	$56,997	$51,628
Foreign currency translation adjustments	(772)	(229)
Current period changes in fair value of derivatives	492	1,286
Comprehensive income	$56,717	$52,685

13.          Segment Data

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

Information about the Company’s reportable operating segments is as follows:

	Three Months Ended April 1, 2006
			Intercompany
	WWI	WW.com	Eliminations	Consolidated
Revenues from external customers	$310,815	$31,233	$—	$342,048
Intercompany revenue	2,428	1,328	(3,756)	—

Total revenue	313,243	32,561	(3,756)	342,048

Depreciation and amortization	2,436	1,425	—	3,861

Operating income	94,964	9,111	—	104,075
Interest expense, net				11,287
Other income, net				(108)
Provision for taxes				35,899
Net income	$53,987	$3,010	$—	$56,997
Weighted average diluted shares outstanding				101,338
Total assets	$933,606	$40,993	$(118,610)	$855,989

	Three Months Ended April 2, 2005
			Intercompany
	WWI	WW.com	Eliminations	Consolidated
Revenues from external customers	$303,746	$26,252	$—	$329,998
Intercompany revenue	2,633	598	(3,231)	—

Total revenue	306,379	26,850	(3,231)	329,998

Depreciation and amortization	2,042	1,040	—	3,082

Operating income	84,826	5,201	—	90,027
Interest expense, net				4,736
Other expense, net				611
Provision for taxes				33,052
Net income	$54,957	$2,627	$(5,956)	$51,628
Weighted average diluted shares outstanding				104,610
Total assets	$801,914	$27,129	$(7,506)	$821,537

14.          Subsequent Event

On May 8, 2006, WWI entered into a refinancing to reduce its effective interest rate while increasing its borrowing capacity, and extending the maturites under its Credit Facility (as refinanced, the “Refinanced Credit Facilities”). Under the refinancing, WWI’s Term Loan B and Additional Term Loan B were repaid and replaced with a new Term Loan A in the amount of $350,000 (the “Term Loan A”). In connection with this refinancing, WWI’s Revolver was repaid and replaced with a new revolving line of credit (the “Refinanced connection with this refinancing, WWI’s Revolver was repaid and replaced with a new revolving line of credit (the “Refinanced Revolver”) which increased borrowing capacity from $350,000 under the Revolver to $500,000 under the Refinanced Revolver.

WWI used $127,200 of the Refinanced Revolver to complete the refinancing, resulting in $372,800 of remaining availability after the refinancing. The borrowings under the Term Loan A and Refinanced Revolver bear interest at an initial annual rate of LIBOR plus 0.875% per annum, or at WWI’s option, the alternate base rate (as defined in the Refinanced Credit Facilities). In addition to paying interest on outstanding principal under the Refinanced Credit Facilities, WWI is required to pay a commitment fee to the lenders under the Refinanced Revolver with respect to the unused commitments at an initial rate equal to 0.175% per annum. The Refinanced Credit Facilities have a maturity date of June 30, 2011.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q. Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” and similar expressions in this Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•      competition, including price competition and competition with self-help, pharmaceutical, surgical, dietary supplements and meal replacement products, and other weight-management brands, diets, programs and products;

•      risks associated with the relative success of our marketing and advertising;

•      risks associated with the continued attractiveness of our plans;

•      risks associated with general economic conditions and consumer confidence; and

•      the other factors discussed under “Item 1A. Risk Factors” beginning on page 12 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as updated under “Part II Item 1A. Risk Factors” in this Quarterly Report on
Form 10-Q.

You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed herein could cause our results to differ materially from those expressed or suggested in any forward-looking statements. Except as required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

We adopted the provisions of SFAS No. 123(R) “Share-Based Payment” on January 1, 2006. This standard requires us to recognize the cost of all stock-based awards based on their grant-date fair value over the related service period of such awards. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adoption SFAS No. 123(R), we applied the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our stock-based compensation plans. All employee stock options were granted with an exercise price equal to the market price on the date of grant. Accordingly, no compensation expense was recognized for stock option grants in prior periods. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

For a discussion of the other critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies” beginning on page 29 of our Annual Report on
Form 10-K for the fiscal year ended December 31, 2005. These critical accounting policies have not changed since December 31, 2005.

RESULTS OF OPERATIONS

Net revenues were $342.0 million for the three months ended April 1, 2006, an increase of $12.0 million or 3.6%, from $330.0 million for the three months ended April 2, 2005. Net revenues were negatively impacted by foreign currency exchange rates in the amount of $9.8 million or 3.0%. Revenues increased $12.0 million on a reported basis driven by a $3.4 million increase in meeting fees, a $5.0 million increase in online revenues, a $3.3 million increase in licensing revenues, and a $0.3 million increase in other revenues.

For the three months ended April 1, 2006, total meeting fees were $198.5 million, versus $195.1 million for the same period in the prior year, an increase of $3.4 million or 1.7% including the negative impact of foreign currency translation. While attendance volumes increased in our North American company-owned region (“NACO”) and Continental Europe in the quarter compared to prior year, these gains were offset by a decline in the UK, leaving total worldwide attendance flat at the prior year level of 17.9 million.

In NACO, meeting fees for the three months ended April 1, 2006 were $128.1 million, up $12.7 million or 11.0%, from $115.4 million for the three months ended April 2, 2005. Attendances grew 5.5% versus the prior year quarter to 10.3 million. Meeting fee growth outpaced attendance growth in the quarter. The average meeting fee per attendee rose 5.2% over the prior year comparable period as a result of a one dollar price rise in 27% of our markets and the positive impact of the Season Pass, a commitment plan offering which was introduced nationally in first quarter 2006.

International company-owned meeting fees were $70.5 million for the period ended April 1, 2006, a decrease of $9.3 million or 11.7%, from $79.8 million for the three months ended April 2, 2005. On a local currency basis, meeting fee revenues declined 4.5% from the comparable prior year quarter. International meeting fees were negatively impacted by a 17.2% decline in UK attendance in the quarter, from 4.0 million in 2005 to 3.3 million in 2006, which offset the impact of 6.3% growth in Continental Europe attendance, which reached 3.4 million in the quarter.

Worldwide product sales for the three months ended April 1, 2006 were $89.5 million, nearly on par with $89.9 million for the three months ended April 2, 2005. Domestically, product sales posted strong growth, up 12.9% or $5.7 million to $49.7 million in the first quarter of 2006. This increase is the result of higher attendances coupled with improved penetration of our in-meeting consumable product offerings. In addition, E-Commerce launched in the US in late 2005 and generated $1.5 million of sales in its first full quarter of operation. Internationally, product sales decreased 13.1% or $6.0 million, to $39.8 million due primarily to the decline in attendances and the negative impact of foreign currency exchange rates. On a local currency basis, international product sales declined 6.0%.

Online revenues grew $5.0 million or 19.0%, to $31.2 million for the three months ended April 1, 2006 from $26.3 million for three months ended April 2, 2005. This increase was the result of a 17.1% increase in end of period active subscribers, from 563 thousand in the first quarter of 2005 to 659 thousand in the first quarter of 2006.

Other revenue, comprised primarily of licensing revenues and our publications, was $16.6 million for the three months ended April 1, 2006, an increase of $3.8 million or 29.7%, from $12.8 million for the three months ended April 2, 2005. Licensing revenues increased $3.3 million or 37.0%, (43.4% excluding the negative impact of foreign currency translation) worldwide, and publishing increased $0.6 million due to the successful launch of our “New Complete Cookbook” in the North American marketplace.

Franchise royalties were $4.1 million domestically and $2.1 million internationally for the three months ended April 1, 2006. Total franchise royalties were $6.2 million, up 5.1% from $5.9 million in the prior year, with the growth in domestic royalties outpacing foreign.

Cost of revenues was $149.6 million for the three months ended April 1, 2006, an increase of $1.5 million or 1.0%, from $148.1 million for the three months ended April 2, 2005. Gross profit margin of 56.3% of sales for the three months ended April 1, 2006 increased 120 basis points from 55.1% of sales in the prior year. This margin expansion resulted from a combination of factors including pricing actions, improvements in the product sales business including less discounting and better inventory management, further scalability in our high margin WeightWatchers.com business, and growth in our high margin licensing business.

Marketing expenses decreased $7.2 million or 11.8%, to $53.9 million for the three months ended April 1, 2006, from $61.1 million for the three months ended April 2, 2005. The lower spending on marketing is largely the result of timing. Our spring marketing campaign shifted into the second quarter this year because of a 3-week late Easter holiday, April 16 this year versus March 27 last year. In addition, the UK’s marketing expense was more front-loaded in 2005 for the launch of the Switch innovation. Lastly, our 2006 international winter diet season direct mail expense was incurred in the fourth quarter of 2005, when mailed. In 2005, our winter diet season direct mail expense was incurred in the first quarter of 2005, when mailed. As a percentage of net revenues, marketing expenses were 15.8% for the three months ended April 1, 2006, as compared to 18.5% in the same period last year.

Selling, general and administrative expenses were $34.5 million for the three months ended April 1, 2006 as compared to $30.8 million for the three months ended April 2, 2005, an increase of $3.7 million, including $2.8 million related to non-cash stock compensation. As a percentage of revenues, selling, general and administrative expenses were 10.1%, for the three months ended April 1, 2006, as compared to 9.3% in the same period last year. Excluding the non-cash stock compensation, selling, general and administrative expenses were up 2.9% for the three months ended April 1, 2006, versus the comparable prior year period, and were 9.3% of revenues.

Operating income was $104.1 million for the three months ended April 1, 2006, an increase of $14.1 million or 15.7%, from $90.0 million for the three months ended April 2, 2005. The operating income margin for the three months ended April 1, 2006 was 30.4%, an increase of 310 basis points from 27.3% for the comparable period last year.

Net interest charges increased 140.4% or $6.6 million to $11.3 million for the three months ended April 1, 2006, as compared to $4.7 million for the three months ended April 2, 2005. This increase was due to the increase in total outstanding debt that resulted from the WW.com Credit Facility (as defined in Note 5) put in place in December 2005, higher average revolver balances during the quarter, and an increase of 2.1% in our effective interest rate from 4.27% in the first quarter 2005, to 6.37% in the first quarter 2006.

Our effective tax rate for the three months ended April 1, 2006 was 38.6%, as compared to 39.0% for the three months ended April 2, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

For the three months ended April 1, 2006, cash and cash equivalents were $52.9 million, an increase of $21.4 million from December 31, 2005. Cash flows provided by operating activities in the three months of 2006 were $101.1 million, including $11.5 million provided by WeightWatchers.com’s operating activities. The cash provided by operations was driven by our net income of $57.0 million and changes in our working capital as discussed further below. Funds used for investing and financing activities combined totaled $81.4 million. Investing activities utilized $4.5 million, primarily for capital expenditures of $3.7 million. Cash used for financing activities totaled $76.9 million. This included the repurchase of 148.3 thousand shares of our common stock for $6.8 million, consistent with our stock repurchase program (See Part II, Item 2) and a net paydown of debt of $73.7 million.

For the three months ended April 2, 2005, cash and cash equivalents were $50.3 million, an increase of $15.1 million from January 1, 2005. Cash flows provided by operating activities in the three months ended April 2, 2005 were $108.1 million, including $8.9 million of cash provided by WeightWatchers.com’s operating activities. Funds used for investing and financing activities combined totaled $92.3 million. Investing activities utilized $2.2 million of cash, primarily for capital expenditures of $1.6 million. $9.8 million of repayments from our equity investment in WeightWatchers.com were eliminated in consolidation. Cash used for financing activities totaled $90.1 million. This included the repurchase of 356.1 thousand shares of our common stock for $15.0 million, consistent with our stock repurchase program (See Part II, Item 2) and a net paydown of debt of $77.8 million.

Balance Sheet

Comparing the balance sheet at April 1, 2006 with that at December 31, 2005, our cash balance of $52.9 million has increased by $21.4 million. Our working capital deficit at April 1, 2006 was $68.6 million as compared to $38.2 million at December 31, 2005. Excluding cash, the working capital deficit increased by $51.8 million. This increase in negative working capital is the result of a $17.6 million dividend payable, declared on February 16, 2006 and paid on April 7, 2006, growth in deferred revenue for member prepayment purchases of $11.9 million, the result of the Season Pass commitment plan offering in our NACO business, as well as the seasonality of the business and the timing of payments for income taxes, accounts payable and accrued expenses of $25.9 million. In addition, deferred income taxes decreased by $2.4 million, resulting from the utilization of WeightWatchers.com’s net operating loss carryforwards. These items are offset by an increase in receivables of $6.0 million stemming primarily from the growth in our licensing business.

Long Term Debt

As of April 1, 2006, the WWI Credit Facility (as defined in Note 5 to the Unaudited Consolidated Financial Statements) consists of Term Loans and a Revolver. The WW.com Credit Facilities (as defined in Note 5) consist of first and second lien term loans. At April 1, 2006, Weight Watchers International had debt of $460.9 million and had additional availability under its $350.0 million Revolver of $182.0 million. At April 1, 2006, WeightWatchers.com had debt of $211.6 million. Our total debt outstanding was $672.5 million at April 1, 2006 and $746.1 million at December 31, 2005.

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

At April 1, 2006 and December 31, 2005, our debt consisted entirely of variable-rate instruments. The average interest rate on our debt was approximately 6.7% and 6.1% per annum at April 1, 2006 and December 31, 2005, respectively.

The following schedule sets forth our long-term debt obligations (and interest rates) at April 1, 2006:

Long-Term Debt

At April 1, 2006

		Interest
	Balance	Rate
	(in millions)
WWI Revolver due 2009	$166.5	6.46%
WWI Term Loan B due 2010	146.6	6.68%
WWI Additional Term Loan B due 2010	147.8	6.10%
WW.com First Lien Term Loan	166.6	6.90%
WW.com Second Lien Term Loan	45.0	9.49%
Total Debt	672.5
Less Current Portion	4.7
Total Long-Term Debt	$667.8

The Term Loan B and the WWI Revolver bear interest at a rate equal to LIBOR plus 1.75% per annum, or, at WWI’s option, the alternate base rate (as defined in the WWI Credit Facility) plus 0.75% per annum. The WWI Additional Term Loan B bears interest at a rate equal to LIBOR plus 1.50% per annum, or, at WWI’s option, the alternative base rate (as defined in the WWI Credit Facility) plus 0.50% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, WWI is required to pay a commitment fee to the lenders under the WWI Revolver with respect to the unused commitments at a rate equal to 0.375% per year. The WWI Term Loan B is subject to scheduled amortization of $0.4 million per quarter until March 31, 2009 and is thereafter subject to amortization of $35.5 million per quarter until maturity. The WWI Additional Term Loan B is subject to scheduled amortization of $0.4 million per quarter until March 31, 2009 and is thereafter subject to amortization of $35.8 million per quarter until maturity.

The WWI Credit Facility contains customary covenants, including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires WWI to maintain specified financial ratios and satisfy financial condition tests. At April 1, 2006, WWI complied with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries, other than WeightWatchers.com and its subsidiaries. Substantially all the assets of Weight Watchers International and these subsidiaries collateralize the WWI Credit Facility.

The WW.com First Lien Term Loan bears interest at a rate equal to LIBOR plus 2.25% per annum, or, at WeightWatchers.com’s option, the alternate base rate, (as defined in the WW.com First Lien Term Loan), plus 1.25% per annum. The WW.com Second Lien Term Loan bears interest at a rate equal to LIBOR plus 4.75% per annum, or, at WeightWatchers.com’s option, the alternate base rate, (as defined in the WW.com Second Lien Term Loan), plus 3.75% per annum. Each of WeightWatchers.com’s existing and future domestic subsidiaries have guaranteed the WW.com Credit Facilities, which facilities are secured by substantially all the assets of WeightWatchers.com and these subsidiaries.

Weight Watchers International has not guaranteed the WW.com Credit Facilities.

Loans outstanding under the WW.com Credit Facilities (i) must be prepaid with certain percentages of excess cash flow and net cash proceeds of asset sales, issuances, offerings or placements of debt obligations of WeightWatchers.com and issuances of equity securities of WeightWatchers.com, and (ii) may be voluntarily prepaid at any time in whole or in part without premium or penalty, with certain exceptions depending on the date of payment. The WW.com First Lien Term Loan is also subject to scheduled amortization of $0.4 million per quarter.

The WW.com Credit Facilities contain customary covenants, including affirmative and negative covenants that, in certain circumstances, restrict WeightWatchers.com’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell WeightWatchers.com assets and enter into consolidations, mergers and transfer of all or substantially all of WeightWatchers.com’s assets. The WW.com Credit Facilities also require WeightWatchers.com to maintain specified financial ratios and satisfy financial condition tests, which become more restrictive over time. At April 1, 2006, WW.com complied with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so. The WW.com Credit Facilities contain customary events of default. Upon the occurrence of an event of default under the WW.com Credit Facilities, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable.

On November 4, 2005, Standard & Poor’s confirmed its “BB” rating for our corporate credit and the WWI Credit Facility. On March 11, 2005, Moody’s assigned a “Ba1” rating for the WWI Term Loan B and the WWI Additional Term Loan B and confirmed its “Ba1” rating for the WWI Credit Facility.

On November 4, 2005, Standard & Poor’s assigned its “B+” corporate credit rating to WeightWatchers.com. In addition, Standard & Poor’s assigned ratings of “B+” to the WW.com First Lien Term Loan and “B-” to the WW.com Second Lien Term Loan. On November 2, 2005, Moody’s assigned ratings of “Ba3” to the WW.com First Lien Term Loan and “B1” to the WW.com Second Lien Term Loan.

On May 8, 2006, WWI entered into a refinancing to reduce its effective interest rate, while increasing its borrowing capacity and extending the maturities under its Credit Facility. Under the refinancing, WWI’s Term Loan B and Additional Term Loan B were repaid and replaced with a new Term Loan A in the amount of $350.0 million. In connection with this refinancing, WWI’s Revolver was repaid and replaced with the Refinanced Revolver (as defined in Note 14 to the Unaudited Consolidated Financial Statements) which increased borrowing capacity from $350.0 million under the Revolver to $500.0 million under the Refinanced Revolver. WWI used $127.2 million of the Refinanced Revolver to complete the refinancing, resulting in $372.8 million of remaining availability after the refinancing.

The following schedule sets forth our year-by-year debt obligations:

Total Debt Obligation

(Including Current Portion)

As of April 1, 2006

(in millions)

Remainder of 2006	$3.5
2007	4.7
2008	4.7
2009	383.0
2010	231.6
Thereafter	45.0
Total	$672.5

Debt obligations due to be repaid in the next 12 months are expected to be satisfied with operating cash flows. We believe that cash flows from operating activities, together with borrowings available under our Revolver, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

Dividends

On February 16, 2006, our Board of Directors authorized the initiation of a quarterly cash dividend of $0.175 per share of our common stock, which corresponds to an annual dividend rate of $0.70 per share. The initial quarterly dividend was paid on April 7, 2006 to shareholders of record at the close of business on March 24, 2006.

As of April 1, 2006, the WWI Credit Facility provided that we are permitted to pay dividends in an aggregate amount equal to $20.0 million plus 66.67% of our net income (as defined in the WWI Credit Facility) since December 2, 2001, so long as we are not in default and we have borrowing availability under the Revolver of at least $30.0 million.

Acquisitions

Pursuant to a merger agreement effective July 2, 2005, the last day of our second quarter of fiscal year 2005, Weight Watchers International increased its ownership interest in WeightWatchers.com from approximately 20% to approximately 53% for a total cash outlay of $136.4 million including $107.9 million paid to WeightWatchers.com and $28.5 million paid to the non-Artal shareholders. Further to this, on December 16, 2005, WeightWatchers.com redeemed all of the equity interests in WeightWatchers.com owned by Artal for the aggregate cash consideration of $304.8 million. As a result of this redemption, WeightWatchers.com is a wholly-owned subsidiary of Weight Watchers International.

Stock Transactions

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On June 13, 2005, our Board of Directors authorized adding an additional $250.0 million to this plan. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Luxembourg or its affiliates under the program. From fiscal 2003 through fiscal 2005, we purchased 9.2 million shares of common stock in the open market for a total purchase price of $381.9 million. During the first quarter of 2006, we purchased 0.1 million shares of common stock in the open market for a total purchase price of $6.8 million.

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

RELATED PARTY TRANSACTIONS

For a discussion of related party transactions affecting us, see “Item 13. Certain Relationships and Related Transactions” beginning on page 61 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Other than during the normal course of business, the related party transactions affecting us have not changed since December 31, 2005.

SEASONALITY

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring diet season and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in 2006, Easter fell on April 16, which means that the pre-summer diet season will begin later than it did in 2005. Our operating income for the first half of the year is generally the strongest. While WeightWatchers.com experiences similar seasonality in terms of new subscriber signups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since 100% of our debt is variable rate-based, any changes in market interest rates will cause an equal change in our interest expense associated with our long-term debt. Accordingly we have entered into interest rate swaps to hedge a substantial portion of our variable rate debt, which mitigates a substantial portion of the associated market risk.

For a more detailed discussion of our quantitative and qualitative disclosures about market risks that affect us, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” beginning on page 46 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Our exposure to market risks has not changed materially since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls were effective.

In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

There have been no material changes in the risk factors at April 1, 2006 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2005.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of our stock repurchases during the quarter ended April 1, 2006:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number of	Average	Shares Purchased	that May Yet Be
	Shares	Price Paid	as Part of Publicly	Purchased Under
	Purchased (a)	per Share	Announced Plan (a)	the Plan

January 1 - February 4	148,300	$45.91	148,300	$111,315,167
February 5 - March 4	—	—	—	111,315,167
March 5 - April 1	—	$—	—	111,315,167
Total	148,300	$45.91	148,300

(a)               On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250 million of our outstanding stock. On June 13, 2005, our Board of Directors authorized adding an additional $250 million to this plan. Under this plan, we will not purchase shares held by Artal. This plan currently has no expiration date.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report under this item.

ITEM 5.          OTHER INFORMATION

Nothing to report under this item.

ITEM 6.  EXHIBITS

Exhibit 10.1

Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006 among Weight Watchers International, Inc., JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., The Bank of Nova Scotia and various financial institutions.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date:	May 11, 2006	By:	/s/ LINDA HUETT
Linda Huett
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 11, 2006	By:	/s/ ANN M. SARDINI
Ann M. Sardini
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 10.1

Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006 among Weight Watchers International, Inc., JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., The Bank of Nova Scotia and various financial institutions.

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