Form 10-Q
period 2006-07-01
WEIGHT WATCHERS INTERNATIONAL INC
filed 2006-08-10
CIK 105319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Yes ☐   No ☒

The number of shares of common stock outstanding as of July 31, 2006 was 97,658,788.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	July 1,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54,738	$31,476
Receivables, net	36,107	28,040
Inventories, net	26,652	31,678
Prepaid expenses and other current assets	28,324	25,638
Deferred income taxes	5,134	10,878
TOTAL CURRENT ASSETS	150,955	127,710

Property and equipment, net	24,125	20,775
Franchise rights acquired	555,330	555,604
Goodwill	51,310	51,305
Trademarks and other intangible assets, net	14,062	8,837
Deferred income taxes	52,191	61,917
Deferred financing costs and other noncurrent assets	8,743	9,343
TOTAL ASSETS	$856,716	$835,491

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$10,350	$4,700
Accounts payable	23,291	19,714
Dividend payable	17,155	—
Accrued liabilities	92,236	82,025
Income taxes payable	14,236	13,710
Deferred income taxes	7,250	7,250
Deferred revenue	58,182	38,489
TOTAL CURRENT LIABILITIES	222,700	165,888

Long-term debt	734,690	741,425
Deferred income taxes	—	26
Other	8,931	8,803
TOTAL LIABILITIES	966,321	916,142

SHAREHOLDERS’ DEFICIT
Dividend to Artal Luxembourg S.A.	(304,835)	(304,835)
Common stock, $0 par value ; 1,000,000 shares authorized; 111,988 shares issued and outstanding	—	—
Treasury stock, at cost , 14,039 shares at July 1, 2006 and 11,410 shares at December 31, 2005	(510,078)	(390,864)
Retained earnings	698,476	609,053
Accumulated other comprehensive income	6,832	5,995
TOTAL SHAREHOLDERS’ DEFICIT	(109,605)	(80,651)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	856,716	$835,491

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	July 1,	July 2,
	2006	2005
Meeting fees, net	$187,287	$185,401
Product sales and other, net	100,137	98,802
Online revenues	33,635	28,397
Revenues, net	321,059	312,600

Cost of meetings, products and other	134,234	129,394
Cost of online subscriptions	6,334	6,985
Cost of revenues	140,568	136,379
Gross profit	180,491	176,221

Marketing expenses	40,934	38,411
Selling, general and administrative expenses	34,134	77,322
Operating income	105,423	60,488

Interest expense, net	11,475	4,425
Other (income)/expense, net	(637)	1,162
Early extinguishment of debt	1,321	—
Income before income taxes	93,264	54,901

Provision for income taxes	35,347	20,429
Net income	$57,917	$34,472

Earnings per share:
Basic	$0.58	$0.33
Diluted	$0.58	$0.33

Weighted average common shares outstanding:
Basic	99,493	103,238
Diluted	100,201	104,611

Dividends declared per common share	$0.18	$—

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended
	July 1,	July 2,
	2006	2005
Meeting fees, net	$385,826	$380,534
Product sales and other, net	212,413	207,415
Online revenues	64,868	54,649
Revenues, net	663,107	642,598

Cost of meetings, products and other	275,789	270,736
Cost of online subscriptions	14,334	13,721
Cost of revenues	290,123	284,457
Gross profit	372,984	358,141

Marketing expenses	94,814	99,514
Selling, general and administrative expenses	68,672	108,112
Operating income	209,498	150,515

Interest expense, net	22,762	9,161
Other (income)/expense, net	(745)	1,773
Early extinguishment of debt	1,321	—
Income before income taxes	186,160	139,581

Provision for income taxes	71,246	53,481
Net income	$114,914	$86,100

Earnings per share:
Basic	$1.15	$0.84
Diluted	$1.14	$0.82

Weighted average common shares outstanding:
Basic	100,016	102,956
Diluted	100,775	104,718

Dividends declared per common share	$0.35	$—

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY/(DEFICIT)

(IN THOUSANDS)

					Accumulated	Dividend
					Other	to Artal
	Common Stock		Treasury Stock		Comprehensive	Luxembourg	Retained
	Shares	Amount	Shares	Amount	Income	S.A.	Earnings	Total
Balance at January 1, 2005	111,988	$—	9,575	$(222,547)	$5,794	$—	$413,192	$196,439
Comprehensive Income:
Net income							174,402	174,402
Translation adjustment, net of taxes of $853					(1,272)			(1,272)
Change in fair value of derivatives accounted for as hedges, net of taxes of ($942)					1,473			1,473
Total Comprehensive Income								174,603
Issuance of treasury stock under employee stock plans			(1,897)	7,663			(3,951)	3,712
Tax benefit of stock options exercised							26,770	26,770
Exercise of WeightWatchers.com warrants							(4,261)	(4,261)
Dividend to Artal Luxembourg S.A.						(304,835)		(304,835)
Purchase of treasury stock			3,732	(175,980)				(175,980)
Compensation expense on restricted stock awards							2,901	2,901
Balance at December 31, 2005	111,988	$—	11,410	(390,864)	$5,995	$(304,835)	$609,053	$(80,651)
Comprehensive Income:
Net income							114,914	114,914
Translation adjustment, net of taxes of $(71)					136			136
Change in fair value of derivatives accounted for as hedges, net of taxes of $(377)					701			701
Total Comprehensive Income								115,751
Issuance of treasury stock under employee stock plans			(209)	846			2,127	2,973
Tax benefit of restricted stock units vested and stock options exercised							1,847	1,847
Purchase of treasury stock			2,838	(120,060)				(120,060)
Compensation expense on share-based awards							5,780	5,780
Dividends							(34,757)	(34,757)
Secondary offering fees							(488)	(488)
Balance at July 1, 2006	111,988	$—	14,039	(510,078)	$6,832	$(304,835)	$698,476	$(109,605)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	July 1,	July 2,
	2006	2005
Cash provided by operating activities	$168,735	$181,427

Investing activities:
Capital expenditures	(8,320)	(4,808)
Capitalized software expenditures	(3,725)	(539)
Website development expenditures	(2,290)	(1,213)
Cash paid for acquisitions	—	(58,160)
Other items, net	150	587
Cash used for investing activities	(14,185)	(64,133)

Financing activities:
Net increase/(decrease) in short-term borrowings	3,070	(21)
Proceeds from new term loan	350,000	—
Proceeds from revolver borrowings	80,000	16,000
Payments of long-term debt	(431,085)	(1,500)
Proceeds from stock options exercised	3,574	3,471
Tax benefit from restricted stock units vested and stock options exercised	1,847	—
Repurchase of treasury stock	(120,060)	(33,671)
Costs of public equity offering	(50)	—
Payment of dividends	(17,602)	—
Deferred financing costs	(1,744)	—
Cash used for financing activities	(132,050)	(15,721)

Effect of exchange rate changes on cash/cash equivalents and other	762	(2,458)
Net increase in cash and cash equivalents	23,262	99,115
Cash and cash equivalents, beginning of period	31,476	35,156
Cash and cash equivalents, end of period	$54,738	$134,271

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.             Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc., and its wholly-owned subsidiaries, which effective December 16, 2005 includes WeightWatchers.com, Inc. and its subsidiaries (collectively, “WW.com”). The term “the Company” as used throughout this document is used to indicate Weight Watchers International, Inc. and its wholly owned subsidiaries. The term “WWI” as used throughout this document is used to indicate Weight Watchers International, Inc. and its wholly-owned subsidiaries other than WW.com.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on management’s best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the interim results presented.

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.             Summary of Significant Accounting Policies

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) “Share-Based Payment” on January 1, 2006. This standard requires the Company to recognize the cost of all share-based awards based on their grant-date fair value over the related service period of such awards. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), the Company applied the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for its stock-based compensation plans. All employee stock options were granted with an exercise price equal to the fair market price as determined in accordance with our Stock Plans (as defined in Note 8). Accordingly, no compensation expense was recognized for stock option grants in prior periods. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

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

In connection with the acquisition of the WW.com shares, WWI also purchased and canceled all 103 outstanding WW.com options held by WWI employees for a total settlement price of $2,415. Under the guidance of FIN 44 and EITF 00-23, the Company was required to record the full settlement price as a compensation charge in the second quarter of 2005. This charge, coupled with the aforementioned $39,647 compensation charge recorded in connection with the vested options held by WW.com employees, resulted in a total compensation charge of $42,062, which was recorded as a component of selling, general and administrative expenses in the second quarter of 2005.

On June 13, 2005, WW.com entered into a redemption agreement with Artal (the “Redemption”) to purchase the 12,092 shares of WW.com then owned by Artal. Pursuant to the Redemption on December 16, 2005, WW.com redeemed the remaining 47% of its outstanding shares of common stock held by Artal for the aggregate cash consideration of $304,835, the same purchase price per share as that paid by WWI in the Merger. The Redemption was funded with cash on hand of approximately $89,800 and the proceeds from its two credit facilities (see Note 5) which totaled $215,000. In accordance with the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” because at the time of the Redemption Artal owned approximately 47% of WW.com and is the parent company of WWI, the Redemption was considered to be a transaction between entities under common control. Therefore, the Redemption was recorded as a dividend to Artal in the shareholders’ deficit section of the balance sheet.

4.             Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company no longer amortizes goodwill or other indefinite lived intangible assets, primarily franchise rights acquired. The Company performed its annual fair value impairment testing as of December 31, 2005 on its goodwill and other indefinite lived intangible assets and determined that no impairment existed. Unamortized goodwill is due mainly to the acquisition of the Company by the H.J. Heinz Company in 1978 and the aforementioned transactions with WW.com. Franchise rights acquired are due mainly to acquisitions of the Company’s franchised territories. For the six months ended July 1, 2006, the change in goodwill and franchise rights acquired is due to foreign currency fluctuations.

In accordance with SFAS No. 142, aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $1,099 and $2,584 for the three and six months ended July 1, 2006, respectively. Aggregate amortization expense was $909 and $1,664 for the three and six months ended July 2, 2005, respectively.

The carrying amount of the amortized intangible assets as of July 1, 2006 and December 31, 2005 was as follows:

	July 1, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Deferred software costs	$12,769	$5,257	$7,435	$4,280
Trademarks	8,251	7,494	8,112	7,352
Non-compete agreement	1,200	1,200	1,200	1,200
Web site development costs	12,288	7,842	9,998	6,661
Other	5,383	4,036	5,382	3,797
	$39,891	$25,829	$32,127	$23,290

Estimated amortization expense of existing finite lived intangible assets for the next five fiscal years is as follows:

Remainder of 2006	$1,878
2007	$3,000
2008	$2,378
2009	$743
2010	$120

5.             Long-Term Debt

WWI Credit Facility

WWI’s Credit Agreement dated as of January 16, 2001 and amended and restated as of January 21, 2004, as supplemented on October 19, 2004 and as amended on June 24, 2005 (the “WWI Credit Agreement”) consisted of a Term Loan B, Additional Term Loan B and a revolving line of credit.

On May 8, 2006, WWI entered into a refinancing to reduce its effective interest rate while increasing its borrowing capacity and extending the maturities of borrowings under the WWI Credit Agreement (as refinanced, the “WWI Credit Facility”). Under the refinancing, WWI’s Term Loan B and Additional Term Loan B in the aggregate amount of $294,375 were repaid and replaced with a new Term Loan A in the amount of $350,000 (the “Term Loan A”). The additional funds of $55,625 were used to pay down the revolving line of credit. In connection with this refinancing, WWI’s then existing revolving line of credit was repaid and replaced with a new revolving line of credit (the “Revolver”) which increased borrowing capacity from $350,000 to $500,000. At July 1, 2006, WWI had $307,200 of availability under the Revolver. The WWI Credit Facility has a maturity date of June 30, 2011.

In connection with the early extinguishment of debt resulting from this refinancing, the Company recorded a charge of $1,321 relating to the write-off of a portion of the deferred financing costs associated with its old debt.

WWI’s Term Loan A and the Revolver bear interest at an initial rate equal to LIBOR plus 0.875% per annum or, at WWI’s option, the alternate base rate (as defined in the WWI Credit Facility). In addition to paying interest on outstanding principal under the WWI Credit Facility, WWI is required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at an initial rate equal to 0.175% per annum.

The WWI Credit Facility contains customary covenants including covenants that in certain circumstances restrict WWI’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires WWI to maintain specified financial ratios and satisfy financial condition tests. At July 1, 2006, WWI complied with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries, other than WW.com. Substantially all the assets of WWI collateralize the WWI Credit Facility.

On June 13, 2006, Standard & Poor’s confirmed its “BB” rating for WWI’s corporate credit and assigned a “BB+” rating to the WWI Credit Facility.

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

The WW.com Credit Facilities contain customary covenants, including affirmative and negative covenants that, in certain circumstances, restrict WW.com’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell WW.com assets and enter into consolidations, mergers and transfers of all or substantially all of WW.com’s assets. The WW.com Credit Facilities also require WW.com to maintain specified financial ratios and satisfy financial condition tests, which become more restrictive over time. At July 1, 2006, WW.com complied with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so. The WW.com Credit Facilities contain customary events of default. Upon the occurrence of an event of default under the WW.com Credit Facilities, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. Each of WW.com’s existing and future domestic subsidiaries have guaranteed the WW.com Credit Facilities and the WW.com Credit Facilities are secured by substantially all the assets of WW.com and these subsidiaries. WWI has not guaranteed the WW.com Credit Facilities.

On November 4, 2005, Standard & Poor’s assigned its “B+” corporate credit rating to WW.com. In addition, Standard & Poor’s assigned ratings of “B+” to the First Lien Term Credit Facility and “B-” to the Second Lien Term Credit Facility. On November 2, 2005, Moody’s assigned ratings of “Ba3” to the First Lien Term Credit Facility and “B1” to the Second Lien Term Credit Facility.

6.   Treasury Stock

On October 9, 2003, the Company, at the direction of WWI’s Board of Directors, authorized a program to repurchase up to $250,000 of the Company’s outstanding common stock. On June 13, 2005, the Company, at the direction of WWI’s Board of Directors, authorized adding an additional $250,000 to this program. On May 25, 2006, the Company, at the direction of WWI’s Board of Directors, authorized adding an additional $250,000 to this program.

The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under the program.

From October 9, 2003 through December 31, 2005, the Company purchased 9,184 shares of common stock in the open market for a total cost of $381,877. During the six months ended July 1, 2006 and July 2, 2005, the Company purchased 2,838 and 717 shares of common stock, respectively, in the open market at a total cost of $120,060 and $33,671, respectively.

7.   Earnings Per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2005	July 2, 2005
Numerator:
Net income	$57,917	$34,472	$114,914	$86,100
Denominator:
Weighted-average shares	99,493	103,238	100,016	102,956
Effect of dilutive common stock equivalents	708	1,373	759	1,762
Denominator for diluted EPS-
Weighted-average shares	100,201	104,611	100,775	104,718
EPS:
Basic	$0.58	$0.33	$1.15	$0.84
Diluted	$0.58	$0.33	$1.14	$0.82

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 1,364 and 7 for the three months ended July 1, 2006 and July 2, 2005, respectively, and 1,069 and 36 for the six months ended July 1, 2006 and July 2, 2005, respectively.

8.   Stock Plans

On May 12, 2004 and December 16, 1999, respectively, the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”) and the 1999 Stock Purchase and Option Plan (the “1999 Plan,” and together with the 2004 Plan, the “Stock Plans”). These plans are designed to promote the long-term financial interests and growth of the Company by attracting and retaining management with the ability to contribute to the success of the business. The Board of Directors or a committee thereof administers the plans.

Under the 2004 Plan, grants may take the following forms at the committee’s sole discretion: incentive stock options, stock appreciation rights, restricted stock units and other share-based awards. The maximum number of shares available for grant under the 2004 Plan is 2,500 as of the plan’s effective date.

Under the 1999 Plan, grants may take the following forms at the committee’s sole discretion: incentive stock options, other stock options (other than incentive options), stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares and other share-based grants. The maximum number of shares available for grant under this plan was 5,647 shares of authorized common stock as of the plan’s effective date. In 2001, the number of shares available for grant was increased to 7,058 shares.

Through December 31, 2005, as permitted by SFAS No. 123, the Company applied the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans. As such, for all periods presented through fiscal 2005, no compensation expense for employee stock options was reflected in earnings as all options were granted with an exercise price equal to the fair market price as determined in accordance with our Stock Plans.

The following table illustrates the effect on net income and diluted earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended July 2, 2005	Six Months Ended July 2, 2005
Net income, as reported	$34,472	$86,100

Add:
Total stock-based employee compensation as recorded under FIN 44 and APB 25, net of related tax effect	24,485	24,485

Deduct:
Total stock-based employee compensation expense determined under the fair value method for all stock option awards, net of related tax effect	(25,016)	(25,710)

Pro forma net income	$33,941	$84,875

EPS:
Basic-as reported	$0.33	$0.84
Basic-pro forma	$0.33	$0.82

Diluted-as reported	$0.33	$0.82
Diluted-pro forma	$0.32	$0.81

The Company adopted the provisions of SFAS 123(R), “Share-Based Payment” on January 1, 2006. Upon adopting this standard, the Company began recognizing the cost of all share-based awards based on their grant-date fair value over the related service period of such awards. For the three and six months ended July 1, 2006, the impact of adopting SFAS 123(R) was to reduce income before income taxes by $1,522 and $2,953, respectively and net income by $928 and $1,801, respectively, with a corresponding reduction in basic and diluted earnings per share of $0.01 and $0.02, respectively. In accordance with SFAS 123(R), the Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and has begun to recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro forma disclosures. The Company has not restated the results of prior periods.

The compensation cost that has been charged against income for these plans was $2,946 and $5,780 for the three and six months ended July 1, 2006, respectively. Such amount has been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1,149 and $2,254 for the three and six months ended July 1, 2006, respectively. No compensation costs were capitalized. As of July 1, 2006, there was $28,204 of total unrecognized compensation cost related to stock options and restricted stock units (“RSUs”) granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.

While the plans permit various types of awards, grants under the plans have historically been either stock options or RSUs. The following describes some further details of these awards.

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

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Dividend yield	1.4%	0%	1.4%	0%
Volatility	27.0%	28.1%	27.2%	28.4%
Risk-free interest rate	4.9% - 5.2%	3.8% - 4.1%	4.3% - 5.2%	3.3% - 4.3%
Expected term (years)	7.5	7.0	7.5	4.9

A summary of option activity under the plans for the six months ended July 1, 2006 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Yrs .)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,825	$28.14
Granted	351	$45.25
Exercised	(189)	$19.07
Canceled	(38)	$43.29
Outstanding at July 1, 2006	2,949	$30.56	5.38	$36,133
Exercisable at July 1, 2006	1,298	$15.21	4.18	$33,739

The weighted-average grant-date fair value of options granted was $15.51 and $13.82 for the six months ended July 1, 2006 and July 2, 2005, respectively. The total intrinsic value of options exercised was $6,027 and $67,133 for the six months ended July 1, 2006 and July 2, 2005, respectively.

Cash received from options exercised during the six months ended July 1, 2006 was $3,574. The tax benefits realized from options exercised and RSUs vested resulting from tax deductions in excess of sharebased employee compensation expense recognized in the statement of operations totaled $1,847 for the six months ended July 1, 2006,. With the adoption of SFAS 123(R), this amount is now shown as a cash inflow from financing activities. Prior to the adoption of SFAS 123(R), this amount was shown as a cash inflow from operating activities. Because the Company elected the modified prospective transition method of adoption, prior period financial statements have not been restated.

Restricted Stock Units

The fair value of RSUs is determined using the market price of the Company’s common stock on the date of grant. A summary of RSU activity under the plans for the six months ended July 1, 2006 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2006	181	$48.77
Granted	177	$48.98
Vested	(34)	$50.73
Forfeited	(13)	$50.23
Outstanding at July 1, 2006	311	$48.62

The total fair value of RSUs vested during the six months ended July 1, 2006 was $1,698.

9.   Income Taxes

Prior to December 16, 2005, WWI and WW.com were separate tax paying entities. Effective with the completion of the Redemption (see Note 3), WW.com is included in WWI’s consolidated federal tax return.

The effective tax rate for the three and six months ended July 1, 2006 was 37.9% and 38.3%, respectively. The effective tax rate for the three and six months ended July 2, 2005 was 37.2% and 38.3%, respectively. For the three and six months ended July 1, 2006 the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes, offset by lower statutory tax rates in certain foreign jurisdictions and net operating loss carryforwards utilized by WW.com. For the three and six months ended July 2, 2005, the primary differences between the U.S. federal statutory rate and the Company’s effective tax rate were state income taxes, offset by lower statutory rates in certain foreign jurisdictions and net operating loss carryforwards utilized by WW.com.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

10.   Legal

In March 2006, the Company agreed to settle a litigation filed on behalf of a purported class of employees under the California Labor Code and the Federal Fair Labor Standards Act for $2.3 million plus other costs and expenses. This settlement was accrued for in fiscal 2005 and is subject to approval and certification of the class status by the court.

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

11.   Derivative Instruments and Hedging

The Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. These contracts are used primarily to reduce risk associated with variable interest rate debt obligations. As of July 1, 2006 and July 2, 2005, the Company held contracts for interest rate swaps with notional amounts totaling $257,500 and $150,000, respectively. The Company is hedging forecasted transactions for periods not exceeding the next three years. At July 1, 2006, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income will be reclassified to the Statement of Operations within the next 12 months.

As of July 1, 2006 and July 2, 2005, cumulative gains/(losses) for qualifying hedges were reported as a component of accumulated other comprehensive income in the amounts of $2,195, or $3,458 before taxes, and $546, or $896 before taxes, respectively. For the three and six months ended July 1, 2006 and July 2, 2005, there were no fair value adjustments recorded in the statement of operations since all hedges are considered qualifying.

12.   Comprehensive Income

Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$57,917	$34,472	$114,914	$86,100
Foreign currency translation adjustments	908	(773)	136	(1,002)
Current period changes in fair value of derivatives	209	(669)	701	617
Comprehensive income	$59,034	$33,030	$115,751	$85,715

13.   Segment Data

The Company has two operating segments, each of which is a reportable segment: WWI and WW.com. These are two separate and distinct businesses for which discrete financial information is available. This discrete financial information is maintained and managed separately and is reviewed regularly by the chief operating decision maker. All intercompany activity is eliminated in consolidation.

Information about the Company’s reportable operating segments is as follows:

	Three Months Ended July 1, 2006
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$287,020	$34,039	$—	$321,059
Intercompany revenue	3,239	785	(4,024)	—
Total revenue	290,259	34,824	(4,024)	321,059
Depreciation and amortization	2,353	971	—	3,324
Operating income	92,082	13,341	—	105,423
Interest expense, net				11,475
Other income, net				(637)
Early extinguishment of debt				1,321
Provision for taxes				35,347
Net income	$51,736	$6,181	$—	$57,917
Weighted average diluted shares outstanding				100,201
Total assets	$934,814	$41,138	$(119,236)	$856,716

	Three Months Ended July 2, 2005
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$284,203	$28,397	$—	$312,600
Intercompany revenue	2,729	836	(3,565)	—
Total revenue	286,932	29,233	(3,565)	312,600
Depreciation and amortization	1,930	2,043	—	3,973
Operating income	94,824	(34,336)	—	60,488
Interest expense, net				4,425
Other expense, net				1,162
Provision for taxes				20,429
Net income	$60,788	$(20,452)	$(5,864)	$34,472
Weighted average diluted shares outstanding				104,611
Total assets	$926,788	$123,693	$(112,156)	$938,325

	Six Months Ended July 1, 2006
	WWI	WW.com	Intercompany Eliminations	Consolidated

Revenues from external customers	$597,271	$65,836	$—	$663,107
Intercompany revenue	6,231	1,549	(7,780)	—
Total revenue	603,502	67,385	(7,780)	663,107
Depreciation and amortization	4,789	2,396	—	7,185
Operating income	187,046	22,452	—	209,498
Interest expense, net				22,762
Other expense, net				(745)
Early extinguishment of debt				1,321
Provision for taxes				71,246
Net income	$105,723	$9,191	$—	$114,914
Weighted average diluted shares outstanding				100,775
Total assets	$934,814	$41,138	$(119,236)	$856,716

	Six Months Ended July 2, 2005
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$587,949	$54,649	$—	$642,598
Intercompany revenue	5,362	1,434	(6,796)	—
Total revenue	593,311	56,083	(6,796)	642,598
Depreciation and amortization	3,974	3,126	—	7,100
Operating income	179,650	(29,135)	—	150,515
Interest expense, net				9,161
Other expense, net				1,773
Provision for taxes				53,481
Net income	$115,745	$(17,825)	$(11,820)	$86,100
Weighted average diluted shares outstanding				104,718
Total assets	$926,788	$123,693	$(112,156)	$938,325

14.   Subsequent Events

On July 25, 2006, the Company entered into a definitive purchase agreement with Walmar (Eastern Canada) Limited (“Walmar”) and Vale Printing Limited (“Vale”), pursuant to which it agreed to acquire, subject to the fulfillment of certain closing conditions, substantially all of the assets of Walmar and Vale, including all of the franchises owned by Walmar that conduct Weight Watchers meetings in the southern portion of the province of Ontario, and throughout the provinces of New Brunswick, Quebec, Newfoundland, Nova Scotia and Prince Edward Island. The purchase price for this transaction will be equal to six and a half times the trailing 12-month ended June 30, 2006 normalized operating income of Walmar. This acquisition is expected to close by the end of the third quarter of fiscal 2006.

On July 27, 2006, the Company acquired substantially all of the assets of its Indiana franchisee, Weight Watchers of Greater Indiana, Inc., for a purchase price of approximately $24,900.

Due to the timing of these acquisitions, the Company has not yet completed the purchase price allocation for either acquisition.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (the “Consolidated Financial Statements”). Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have used the words  “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” and similar expressions in this Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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

CRITICAL ACCOUNTING POLICIES

We adopted the provisions of SFAS No. 123(R) “Share-Based Payment” on January 1, 2006. This standard requires us to recognize the cost of all share-based awards based on their grant-date fair value over the related service period of such awards. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Prior to adopting SFAS No. 123(R), we applied the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for our share-based compensation plans. All employee stock options were granted with an exercise price equal to the fair market price as determined in accordance with our Stock Plans. Accordingly, no compensation expense was recognized for stock option grants in prior periods. In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

For a discussion of the other critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”

beginning on page 29 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. These critical accounting policies have not changed since December 31, 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 1, 2006

The table below shows the consolidated income statements for the three months ended July 1, 2006 and July 2, 2005. As a result of the July 2, 2005 transaction, which increased WWI’s ownership in WW.com from approximately 20% to approximately 53%, our consolidated results for the three months ended July 2, 2005 included certain transaction-related expenses in the amount of $43.6 million, as further explained in Note 3 to the Consolidated Financial Statements. In addition, comparability of results was also affected by three items which were included in the three months ended July 1, 2006 that were not present in the 2005 quarter: first, we incurred $4.1 million of interest expense in the 2006 quarter in conjunction with the WW.com Credit Facilities put in place at the end of 2005; second, we expensed $2.9 million of non-cash share-based compensation partially as a result of our adoption of FAS 123(R) in the first quarter of 2006; and third, we incurred $1.3 million of expense resulting from WWI’s early extinguishment of debt concurrent with refinancing its credit facility during the second quarter of 2006. These items are explained in further detail later in this section. The table below shows the consolidated income statements for the three months ended July 1, 2006 and July 2, 2005 on a comparable basis adjusted for these expenses in each period.

	Three Months Ended July 1, 2006			Three Months Ended July 2, 2005
		Less
		Non			Less
	Reported	Recurring	Adjusted	Reported	Transaction	Adjusted	Increase /
	Results	Expenses	Results	Results	Expenses	Results	(Decrease)
Revenues	$321.1		$321.1	$312.6		$312.6	$8.5
Cost of revenues	140.6		140.6	136.4		136.4	4.2
Gross profit	180.5		180.5	176.2		176.2	4.3

Marketing expenses	40.9		40.9	38.4		38.4	2.5
Selling, general and administrative expenses	34.2	2.9	31.3	77.3	43.6	33.7	(2.4)
Operating income	105.4	(2.9)	108.3	60.5	(43.6)	104.1	4.2

Interest expense, net	11.5	4.1	7.4	4.4		4.4	3.0
Other (income)/expense, net	(0.7)		(0.7)	1.2		1.2	(1.9)
Early extinguishment of debt	1.3	1.3	—	—		—	—
Income before taxes	93.3	(8.3)	101.6	54.9	(43.6)	98.5	3.1

Provision for income taxes	35.4	(3.1)	38.5	20.4	(17.7)	38.1	0.4
Net income	$57.9	$(5.2)	$63.1	$34.5	$(25.9)	$60.4	$2.7

Weighted average diluted common shares outstanding	100.2	100.2	100.2	104.6	104.6	104.6

Diluted EPS	$0.58	$(0.05)	$0.63	$0.33	$(0.25)	$0.58	$0.05

As the table shows, our reported net income was $57.9 million for the three months ended July 1, 2006 as compared to $34.5 million for the three months ended July 2, 2005. Excluding the aforementioned items, our net income was $63.1 million for the three months ended July 1, 2006, an increase of $2.7 million as compared to $60.4 million for the three months ended July 2, 2005.

Net revenues for the three months ended July 1, 2006 were $321.1 million, an increase of $8.5 million or 2.7%, from $312.6 million for the three months ended July 2, 2005. Revenues increased $8.5 million resulting from a $5.2 million increase in online revenues, a $1.9 million increase in meeting fees and a $1.4 million increase in licensing revenues. Net revenues were negatively impacted by foreign currency exchange rates in the amount of $1.2 million or 0.4%.

For the three months ended July 1, 2006, total meeting fees were $187.3 million, versus $185.4 million for the same period in the prior year, an increase of $1.9 million or 1.0%. While attendance volumes increased in the quarter in our North American company-owned region (“NACO”) compared to the prior year period, these gains were more than offset by declines in attendance in the UK and Continental Europe, resulting in total worldwide attendance of 15.9 million, down 0.6 million from the prior year level of 16.5 million.

In NACO, meeting fees for the three months ended July 1, 2006 were $120.7 million, up $9.3 million or 8.3%, from $111.4 million for the three months ended July 2, 2005. Attendances grew 1.7% versus the prior year quarter to 9.1 million. Meeting fee growth outpaced attendance growth in the quarter. The average meeting fee per attendee rose 6.6% over the prior year comparable period as a result of a one dollar price rise in 38% of our markets and the positive impact of Season Pass, a commitment pricing plan which was introduced nationally in the first quarter of 2006.

International company-owned meeting fees were $66.6 million for the period ended July 1, 2006, a decrease of $7.4 million or 10.0%, from $74.0 million for the three months ended July 2, 2005. On a local currency basis, meeting fee revenues declined 9.1% from the comparable prior year quarter. International meeting fees were negatively impacted by an 11.6% decline in UK attendance in the quarter, from 3.5 million in 2005 to 3.1 million in 2006, and a 7.2% decline in Continental Europe attendance, from 3.3 million in 2005 to 3.0 million in 2006.

Attendance declines in the UK and Continental Europe were impacted by a three week shorter Spring diet season as a result of this year’s late Easter (April 16 versus March 29 last year). UK attendance, while still down as expected versus prior year in the second quarter, has been steadily improving. In many of our Continental Europe countries, however, the impact of Easter was exacerbated by its proximity to a number of Monday national holidays occurring in April and May, and by the popularity of the World Cup which is played every four years and was hosted in Germany, our largest Continental European market, in June.

Worldwide product sales for the three months ended July 1, 2006 were $78.0 million, down 1.1% from $78.9 million for the three months ended July 2, 2005. Domestically, product sales posted strong growth, up 12.7% or $5.0 million to $44.3 million in the second quarter of 2006 with an 8.3% rise in in-meeting product sales per attendee. Per attendee growth illustrates the continued resurgence of our consumables business as well as new electronic products. In addition, E-Commerce launched in the US in late 2005 and generated $1.2 million of sales in the quarter. Internationally, product sales decreased 14.9% or $5.9 million, to $33.7 million partially due to the decline in attendances. International in-meeting product sales per attendee declined 4.7%. In the second quarter of 2005, Continental Europe’s product sales per attendee grew 28.7% as compared to the second quarter of 2004. On a local currency basis, international product sales declined 13.9%.

Online revenues grew $5.2 million or 18.3%, to $33.6 million for the three months ended July 1, 2006 from $28.4 million for the three months ended July 2, 2005. This increase was the result of a 19.5% increase in end of period active subscribers, from 564 thousand in the second quarter of 2005 to 674 thousand in the second quarter of 2006.

Other revenue, comprised primarily of licensing revenues and our publications, was $16.7 million for the three months ended July 1, 2006, an increase of $1.9 million or 12.8%, from $14.8 million for the three months ended July 2, 2005. Licensing revenues increased $1.4 million or 14.1% worldwide, and publishing increased $0.3 million primarily due to the successful launch of our “New Complete Cookbook” in the North American marketplace.

Franchise royalties were $3.4 million domestically and $2.1 million internationally for the three months ended July 1, 2006. Total franchise royalties were $5.5 million, up 7.8% from $5.1 million in the prior year period, with foreign growth, notably in Canada, outpacing domestic franchise performance.

Cost of revenues was $140.6 million for the three months ended July 1, 2006, an increase of $4.2 million or 3.1%, from $136.4 million for the three months ended July 2, 2005. Gross profit margin of 56.2% of sales for the three months ended July 1, 2006 compares to 56.4% of sales in the prior year, a 0.2 margin point decline. Benefits from pricing actions and margin accretion in WW.com were offset by the impact of lower average attendees per meeting, tied to the timing of Easter and by investments that we are making to improve the member experience.

Marketing expenses increased $2.5 million or 6.5%, to $40.9 million for the three months ended July 1, 2006, from $38.4 million for the three months ended July 2, 2005. The higher spending on marketing is partially the result of timing. Our Spring marketing campaign shifted into the second quarter this year because of a 3-week late Easter holiday. In addition, we tested an offline marketing campaign for the WW.com business in the second quarter of 2006. As a percentage of net revenues, marketing expenses were 12.7% for the three months ended July 1, 2006, as compared to 12.3% in the same period last year.

Selling, general and administrative expenses were $34.2 million for the three months ended July 1, 2006 as compared to $77.3 million for the three months ended July 2, 2005, a decrease of $43.1 million, including $43.6 million of transaction-related expenses in 2005 and $2.9 million of non-cash share-based compensation expense in 2006. Excluding the transaction-related expenses in 2005 due to the WW.com acquisition and the non-cash sharebased compensation expense in 2006, selling, general and administrative expenses were down 7.1% for the three months ended July 1, 2006, versus the comparable prior year period, and were 9.7% of revenues in 2006 as compared to 10.8% in 2005. On an as reported basis, selling, general and administrative expenses were 10.7% of revenues in the three months ended July 1, 2006, as compared to 24.7% in the same period last year.

Operating income was $105.4 million for the three months ended July 1, 2006, an increase of $44.9 million or 74.2%, from $60.5 million for the three months ended July 2, 2005. The operating income margin for the three months ended July 1, 2006 was 32.8%, as compared to 19.4% for the comparable period last year. Excluding transaction-related expenses in 2005 due to the WW.com acquisition and non-cash share-based compensation expense in 2006, operating income rose $4.2 million to $108.3 million for the second quarter of 2006 as compared to $104.1 million for the second quarter of 2005. On a comparable basis, the operating income margin improved 0.5 margin points from 33.3% in the prior year period to 33.8% in the current period.

Net interest charges increased $7.1 million to $11.5 million in the three months ended July 1, 2006, as compared to $4.4 million in the three months ended July 2, 2005. Our total outstanding debt rose as a result of the WW.com Credit Facilities (defined in Note 5 of the Consolidated Financial Statements) that were put in place in December 2005, and as a result of an increase in our effective interest rate from 4.65% in the second quarter 2005, to 6.46% in the second quarter 2006.

For the second quarter 2006 we reported other income of $0.6 million as compared to other expense of $1.2 million for the second quarter 2005. The increase of $1.8 million is the result of the normal impact of foreign currency fluctuations on intercompany transactions.

In conjunction with the refinancing of the WWI Credit Facility (as further explained in Note 5 to the Consolidated Financial Statements), we recorded a charge of $1.3 million in the second quarter of 2006 for early extinguishment of debt. This charge represented the write-off of a portion of deferred financing costs associated with our old debt.

Our effective tax rate for the three months ended July 1, 2006 was 37.9%, as compared to 37.2% for the three months ended July 2, 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 1, 2006

As a result of the July  2, 2005 transaction, which increased WWI’s ownership in WW.com from approximately 20% to approximately 53%, our consolidated results for the six months ended July 2, 2005 include certain transaction-related expenses (as further explained in Note 3 to the Consolidated Financial Statements). In addition, comparability of results was also affected by three items which were included in the six months ended July 1, 2006 that were not present in the 2005 period: first, we incurred $8.1 million of interest expense in the first half of 2006 in conjunction with the WW.com Credit Facilities put in place at the end of 2005; second, we expensed $5.8 million of non-cash share-based compensation partially as a result of our adoption of FAS 123(R) in the first quarter of 2006; and third, we incurred $1.3 million of expense resulting from WWI’s early extinguishment of debt concurrent with refinancing its credit facility during the second quarter of 2006. These items are explained in further detail later in this section. The table below shows the consolidated income statements for the six months ended July 1, 2006 and July 2, 2005 on a comparable basis adjusted for these expenses in each period.

	Six Months Ended July 1, 2006			Six Months Ended July 2, 2005
		Less
		Non			Less
	Reported	Recurring	Adjusted	Reported	Transaction	Adjusted	Increase /
	Results	Expenses	Results	Results	Expenses	Results	(Decrease)
Revenues	$663.1		$663.1	$642.6		$642.6	$20.5
Cost of revenues	290.1		290.1	284.5		284.5	5.6
Gross profit	373.0		373.0	358.1		358.1	14.9
Marketing expenses	94.8		94.8	99.5		99.5	(4.7)

Selling, general and administrative expenses	68.7	5.8	62.9	108.1	43.6	64.5	(1.6)
Operating income	209.5	(5.8)	215.3	150.5	(43.6)	194.1	21.2

Interest expense, net	22.8	8.1	14.7	9.2		9.2	5.5
Other (income)/expense, net	(0.8)		(0.8)	1.7		1.7	(2.5)
Early extinguishment of debt	1.3	1.3	—	—		—	—
Income before taxes	186.2	(15.2)	201.4	139.6	(43.6)	183.2	18.2

Provision for income taxes	71.3	(5.8)	77.1	53.5	(17.7)	71.2	5.9
Net income	$114.9	$(9.4)	$124.3	$86.1	$(25.9)	$112.0	$12.3

Weighted average diluted common shares outstanding	100.8	100.8	100.8	104.7	104.7	104.7

Diluted EPS	$1.14	$(0.09)	$1.23	$0.82	$(0.25)	$1.07	$0.16

As the table shows, our reported net income was $114.9 million for the six months ended July 1, 2006 as compared to $86.1 million for the six months ended July 2, 2005. Excluding the aforementioned items, our net income was $124.3 million for the six months ended July 1, 2006, an increase of $12.3 million as compared to $112.0 million for the six months ended July 2, 2005.

Net revenues were $663.1 million for the six months ended July 1, 2006, an increase of $20.5 million or 3.2%, from $642.6 million for the six months ended July 2, 2005. Net revenues were negatively impacted by foreign currency exchange rates in the amount of $10.9 million or 1.7%. The revenue increase of $20.5 million was driven by a $10.3 million increase in online revenues, a $5.3 million increase in meeting fees, a $4.7 million increase in licensing revenues and a $1.5 million increase in other revenues, which was partially offset by a $1.3 million decline in product sales.

For the six months ended July 1, 2006, total meeting fees were $385.8 million, versus $380.6 million for the same period in the prior year, an increase of $5.2 million or 1.4% including the negative impact of foreign currency translation. While attendance volumes in the period increased in NACO compared to the prior year period, these gains were offset by declines in attendance in the UK and Continental Europe, resulting in total worldwide attendance of 33.8 million, down 1.8% from the prior year level of 34.5 million.

In NACO, meeting fees for the six months ended July 1, 2006 were $248.8 million, up $22.0 million or 9.7%, from $226.8 million for the six months ended July 2, 2005. Attendances grew 3.7% versus the prior year period to 19.4 million. Meeting fee growth outpaced attendance growth in the period. The average meeting fee per attendee rose 5.8% over the prior year comparable period as a result of a one dollar price rise in 38% of our markets and the positive impact of Season Pass, a commitment pricing plan which was introduced nationally in first quarter of fiscal 2006.

International company-owned meeting fees were $137.0 million for the six months ended July 1, 2006, a decrease of $16.8 million or 10.9%, from $153.8 million for the six months ended July 2, 2005. On a local currency basis, meeting fee revenues declined 6.6% from the comparable prior year period. International meeting fees were negatively impacted by a 14.6% decline in UK attendance in the period, from 7.5 million in 2005 to 6.4 million and in the first half of of 2006. In the first quarter of 2006, UK attendances declined by 17.2%. In the second quarter of 2006, the UK attendance decline improved to a negative 11.4%.

Worldwide product sales for the six months ended July 1, 2006 were $167.5 million, down $1.3 million or 0.8% from $168.8 million for the six months ended July 2, 2005. Domestically, product sales posted strong growth, up 12.7% or $10.6 million to $94.0 million in the first half of 2006. This increase is the result of higher attendances coupled with improved penetration of our in-meeting consumable product offerings. In addition, E-Commerce was launched in the US in late 2005 and generated $2.7 million of sales in the six months ended July 1, 2006. Internationally, product sales decreased 13.9% or $11.9 million, to $73.5 million due primarily to the decline in attendances and the negative impact of foreign currency exchange rates. On a local currency basis, international product sales declined 9.7%.

Online revenues grew $10.3 million or 18.9%, to $64.9 million for the six months ended July 1, 2006 from $54.6 million for six months ended July 2, 2005. This increase was the result of a 19.5% increase in end of period active subscribers, from 564 thousand at June 2005 to 674 thousand at June 2006.

Other revenue, comprised primarily of licensing revenues and our publications, was $33.2 million for the six months ended July 1, 2006, an increase of $5.6 million or 20.3%, from $27.6 million for the six months ended July 2, 2005. Licensing revenues increased $4.7 million or 25.0%, (28.4% excluding the negative impact of foreign currency translation) worldwide, and publishing increased $0.8 million primarily due to the successful launch of our “New Complete Cookbook” in the North American marketplace.

Franchise royalties were $7.5 million domestically and $4.2 million internationally for the six months ended July 1, 2006. Total franchise royalties were $11.7 million, up 6.4% from $11.0 million in the prior year.

Cost of revenues was $290.1 million for the six months ended July 1, 2006, an increase of $5.6 million or 2.0%, from $284.5 million for the six months ended July 2, 2005. Gross profit margin of 56.3% of sales for the six months ended July 1, 2006 increased 0.6 margin points from 55.7% of sales in the prior year. This margin expansion resulted from a combination of factors including pricing actions, further scalability in our high margin WW.com business, and growth in our high margin licensing business.

Marketing expenses decreased $4.7 million or 4.7%, to $94.8 million for the six months ended July 1, 2006, from $99.5 million for the six months ended July 2, 2005. The lower spending on marketing is partially the result of timing related to our 2006 international winter diet season direct mail expense which was incurred in the fourth quarter of 2005, when mailed. In 2005, our winter diet season direct mail expense was incurred in the first quarter of 2005, when mailed. In addition, the UK marketing expense was higher in the first quarter 2005 to support the launch of the new Switch innovation. As a percentage of net revenues, marketing expenses were 14.3% for the six months ended July 1, 2006, as compared to 15.5% in the same period last year.

Selling, general and administrative expenses were $68.7 million for the six months ended July 1, 2006 as compared to $108.1 million for the six months ended July 2, 2005, a decrease of $39.4 million or 36.5%. Included in selling, general and administrative expenses are $43.6 million of transaction-

related expenses in 2005 and $5.8 million of non-cash share-based compensation expense in 2006. Excluding the transaction-related expenses in 2005 and non-cash share-based compensation expense in 2006, selling, general and administrative expenses were down 2.5% for the six months ended July 1, 2006, versus the comparable prior year period, and were 9.5% of revenues for the first half of 2006 as compared to 10.0% for the comparable period last year. On a reported basis, selling, general and administrative expenses were 10.4% of revenues in the six months ended July 1, 2006, as compared to 16.8% in the same period last year.

Operating income was $209.5 million for the six months ended July 1, 2006, an increase of $59.0 million or 39.2%, from $150.5 million for the six months ended July 2, 2005. The operating income margin for the six months ended July 1, 2006 was 31.6%, as compared to 23.4% for the comparable period last year. Excluding transaction-related expenses in 2005 due to the WW.com acquisition and non-cash share-based compensation expense in 2006, operating income was $215.3 million for the first half of 2006, an increase of $21.2 million or 10.9% versus $194.1 million for the first half of 2005. On a comparable basis, the operating income margin improved 2.3 margin points from 30.2% in the prior year period to 32.5% in the current year period.

Net interest charges increased $13.6 million to $22.8 million for the six months ended July 1, 2006, as compared to $9.2 million for the six months ended July 2, 2005. This increase was due to the increase in total outstanding debt that resulted from the WW.com Credit Facilities (as defined in Note 5 to the Consolidated Financial Statements) put in place in December 2005, and an increase in our effective interest rate from 4.45% in the first half 2005, to 6.41% in the first half 2006.

For the first half of 2006 we reported other income of $0.8 million as compared to other expense of $1.7 million for the first half of 2005. The variance of $2.5 million higher other income is the result of the normal impact of foreign currency fluctuations on intercompany transactions.

In connection with the early extinguishment of debt resulting from the refinancing of the WWI Credit Facility (as further explained in Note 5 to the Consolidated Financial Statements), we recorded a charge of $1.3 million relating to the write-off of a portion of the deferred financing costs associated with our old debt.

Our effective tax rate for the six months ended July 1, 2006 remained consistent with the prior year period at 38.3%.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

For the six months ended July 1, 2006, cash and cash equivalents were $54.7 million, an increase of $23.3 million from December 31, 2005. Cash flows provided by operating activities in the six months of 2006 were $168.7 million, including $22.8 million provided by WW.com’s operating activities. The cash provided by operations was driven by our net income of $114.9 million, changes in our working capital and permanent differences between book and cash taxes. Funds used for investing and financing activities combined totaled $146.2 million. Investing activities utilized $14.2 million, primarily for capital expenditures of $8.3 million, software expenditures of $3.7 million and website development fees of $2.3 million. Cash used for financing activities totaled $132.0 million. This included the repurchase of 2.8 million shares of our common stock for $120.1 million, consistent with our stock repurchase program (See Part II, Item 2 hereof), and a dividend payment of $17.6 million.

For the six months ended July 2, 2005, cash and cash equivalents were $134.3 million, an increase of $99.1 million from January 1, 2005. Cash flows provided by operating activities in the six months ended July 2, 2005 were $181.4 million, including $20.3 million of cash provided by WW.com’s operating activities. Funds used for investing and financing activities combined totaled $79.8 million. Investing activities utilized $64.1 million of cash, including $58.2 million for the acquisition of our increased ownership of WW.com as well as $4.8 million of capital expenditures, $0.5 million of software expenditures and $1.2 million for website development fees. Cash used for financing activities totaled $15.7 million. This included the repurchase of

717 thousand shares of our common stock for $33.7 million, consistent with our stock repurchase program, offset by net proceeds from borrowings of $14.5 million.

Balance Sheet

Comparing the balance sheet at July 1, 2006 with that at December 31, 2005, our cash balance of $54.7 million has increased by $23.3 million as noted above. Our working capital deficit at July 1, 2006 was $71.7 million as compared to $38.2 million at December 31, 2005. Excluding cash, the working capital deficit increased by $56.8 million.

About half of this increase in negative working capital is operational, largely the result of timing associated with the seasonality of the business which totaled approximately $28 million and affected such items as: deferred revenue for member prepayment purchases which grew $19.7 million, prepaid expenses, accrued expenses and payables which together increased by $11.6 million, inventory levels which declined $5.0 million, and accounts receivable, higher by $8.1 million. In addition to these operational drivers of our negative working capital, we also had payables timing related to declaring but not yet paying our $17.2 million second quarter dividend. Other increases to negative working capital totaled $11.4 million, a combination of a $5.7 million increase in the current portion of our long-term debt, and $5.7 million of utilization of WW.com’s net operating loss carryforwards, which reduced our deferred taxes.

Long Term Debt

As of July 1, 2006, the WWI Credit Facility (as defined in Note 5 to the Consolidated Financial Statements) consists of Term Loan A and the Revolver. The WW.com Credit Facilities (as defined in Note 5 to the Consolidated Financial Statements) consist of first and second lien term loans. At July 1, 2006, WWI had debt of $540.9 million and had additional availability under its $500.0 million Revolver of $307.2 million. At July 1, 2006, WW.com had debt of $204.1 million. Our total debt outstanding was $745.0 million at July 1, 2006 and $746.1 million at December 31, 2005.

At July 1, 2006 and December 31, 2005, our debt consisted entirely of variable-rate instruments. The average interest rate on our debt was approximately 6.6% and 6.1% per annum at July 1, 2006 and December 31, 2005, respectively.

The following schedule sets forth our long-term debt obligations and interest rates at July 1, 2006:

Long-Term Debt

At July 1, 2006

		Interest
	Balance	Rate
	(in millions)
WWI Revolver due 2011	$190.9	6.08%
WWI Term Loan A due 2011	350.0	6.08%
WW.com First Lien Term Loan	159.1	7.38%
WW.com Second Lien Term Loan	45.0	9.49%
Total Debt	745.0
Less Current Portion	10.3
Total Long-Term Debt	$734.7

The Term Loan A and the Revolver bear interest at an initial rate equal to LIBOR plus 0.875% per annum or, at WWI’s option, the alternate base rate (as defined in the WWI Credit Facility). In addition to paying interest on outstanding principal under the WWI Credit Facility, WWI is required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at an initial rate equal to 0.175% per year.

The WWI Credit Facility contains customary covenants, including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires WWI to maintain specified financial ratios and satisfy financial condition tests. At July 1, 2006, WWI complied with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries, other than WW.com. Substantially all the assets of WWI collateralize the WWI Credit Facility.

The WW.com First Lien Term Loan bears interest at a rate equal to LIBOR plus 2.25% per annum, or, at WW.com’s option, the alternate base rate (as defined in the WW.com First Lien Term Loan), plus 1.25% per annum. The WW.com Second Lien Term Loan bears interest at a rate equal to LIBOR plus 4.75% per annum or, at WW.com’s option, the alternate base rate (as defined in the WW.com Second Lien Term Loan), plus 3.75% per annum. Each of WW.com’s existing and future domestic subsidiaries have guaranteed the WW.com Credit Facilities, which facilities are secured by substantially all the assets of WW.com and these subsidiaries. Weight Watchers International has not guaranteed the WW.com Credit Facilities.

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

The WW.com Credit Facilities contain customary covenants, including affirmative and negative covenants that, in certain circumstances, restrict WW.com’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell WW.com assets and enter into consolidations, mergers and transfer of all or substantially all of WW.com’s assets. The WW.com Credit Facilities also require WW.com to maintain specified financial ratios and satisfy financial condition tests, which become more restrictive over time. At July 1, 2006, WW.com complied with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so. The WW.com Credit Facilities contain customary events of default. Upon the occurrence of an event of default under the WW.com Credit Facilities, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable.

On June 13, 2006, Standard & Poor’s confirmed its “BB” rating for WWI’s corporate credit and assigned a “BB+” rating to the WWI Credit Facility.

On November 4, 2005, Standard & Poor’s assigned its “B+” corporate credit rating to WW.com. In addition, Standard & Poor’s assigned ratings of “B+” to the WW.com First Lien Term Loan (as defined in Note 5 to the Consolidated Financial Statements) and “B-” to the WW.com Second Lien Term Loan (as defined in Note 5 to the Consolidated Financial Statements). On November 2, 2005, Moody’s assigned ratings of “Ba3” to the WW.com First Lien Term Loan and “B1” to the WW.com Second Lien Term Loan.

The following schedule sets forth our year-by-year debt obligations:

Total Debt Obligation
(Including Current Portion)
As of July 1, 2006
(in millions)
Remainder of 2006	$0.8
2007	19.1
2008	36.6
2009	54.1
2010	223.6
Thereafter	410.8
Total	$745.0

Debt obligations due to be repaid in the next 12 months are expected to be satisfied with operating cash flows. We believe that cash flows from operating activities, together with borrowings available under our Revolver, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

As a result of the refinancing of the WWI Credit Facility (as more fully explained in Note 5 to the Consolidated Financial Statements), the Company’s scheduled interest payments have changed significantly from the schedule of contractual obligations previously reported in our Form 10-K for the fiscal year ended December 31, 2005. In particular for the periods 3-5 years and more than 5 years, there has been an increase of approximately $37.1 million and $9.7 million, respectively. Due to the fact that all of our debt is variable rate based, we have assumed for purposes of this disclosure that the interest rate on all of our debt as of July 1, 2006 remains constant for all periods presented.

Dividends

On February 16, 2006, our Board of Directors authorized the initiation of a quarterly cash dividend of $0.175 per share of our common stock, which corresponds to an annual dividend rate of $0.70 per share and declared the quarterly dividend for the first quarter of fiscal 2006 to be paid on April 7, 2006 to shareholders of record as of March 24, 2006. On May 25, 2006, our Board of Directors declared a dividend for the second quarter of fiscal 2006 payable on July 14, 2006 to shareholders of record as of June 30, 2006.

As of July 1, 2006, the WWI Credit Facility provided that we are permitted to pay dividends so long as we are not in default. However, we may be restricted in our ability to pay extraordinary dividends. If investment grade rating has not been achieved and certain debt to earnings ratios contained in the WWI Credit Facility are equal to or greater than 2.50:1, payment of extraordinary dividends shall not exceed $150 million in any fiscal year.

Acquisitions

Pursuant to a merger agreement effective July 2, 2005, the last day of our second quarter of fiscal year 2005, WWI increased its ownership interest in WW.com from approximately 20% to approximately 53% for a total cash outlay of $136.4 million including $107.9 million paid to WW.com and $28.5 million paid to the non-Artal shareholders. Further to this, on December 16, 2005, WW.com redeemed all of the equity interests in WW.com owned by Artal for the aggregate cash consideration of $304.8 million. As a result of this redemption, WW.com is a wholly-owned subsidiary of WWI.

On July 25, 2006, the Company entered into a definitive purchase agreement with Walmar (Eastern Canada) Limited (“Walmar”) and Vale Printing Limited (“Vale”), pursuant to which it agreed to acquire, subject to the fulfillment of certain closing conditions, substantially all of the assets of Walmar and Vale, including all of the franchises owned by Walmar that conduct Weight Watchers meetings in the southern portion of the province of Ontario, and throughout the provinces of New Brunswick, Quebec, Newfoundland, Nova Scotia and Prince Edward Island. The purchase price for this transaction will be equal to six and a half times the trailing 12-month ended June 30, 2006 normalized operating income of Walmar. This acquisition is expected to close by the end of the third quarter of fiscal 2006.

On July 27, 2006, the Company acquired substantially all of the assets of its Indiana franchisee, Weight Watchers of Greater Indiana, Inc., for a purchase price of approximately $24.9 million.

Stock Transactions

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On June 13, 2005, our Board of Directors authorized adding an additional $250.0 million to this plan. On May 25, 2006, our Board of Directors authorized adding an additional $250.0 million to this plan. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under the program. From fiscal 2003 through fiscal 2005, we purchased 9.2 million shares of common stock in the open market for a total purchase price of $381.9 million. During the six months ended July 1, 2006, we purchased 2.8 million shares of common stock in the open market for a total purchase price of $120.1 million.

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

SEASONALITY

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring diet season and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in 2006, Easter fell on April 16, which means that the pre-summer diet season began later than it did in 2005. Our operating income for the first half of the year is generally the strongest. While WW.com experiences similar seasonality in terms of new subscriber signups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls were effective at the reasonable psassurance level.

In addition, there was no change in our internal control over financial reporting that occurred during the quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 1A.           RISK FACTORS

There have been no material changes in the risk factors at July 1, 2006 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2005.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of our stock repurchases during the quarter ended July 1, 2006:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number of	Average	Shares Purchased	that May Yet Be
	Shares	Price Paid	as Part of Publicly	Purchased Under
	Purchased (a)	per Share	Announced Plan (a)	the Plan

April 2 - May 6	—	$—	—	$361,315,167
May 7 - June 3	2,152,300	$42.22	2,152,300	270,436,418
June 4 - July 1	537,600	$41.61	537,600	248,064,794
Total	2,689,900	$42.10	2,689,900	248,064,794

(a)             On October 9, 2003, we announced that our Board of Directors authorized a program to repurchase up to $250 million of our outstanding stock. On June 13, 2005, our Board of Directors authorized adding an additional $250 million to this plan. On May 25, 2006, our Board of Directors authorized adding an additional $250 million to this plan. Under this plan, we will not purchase stock held by Artal. This plan currently has no expiration date.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: August 10, 2006	By:	/s/ LINDA HUETT
Linda Huett
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2006	By:	/s/ ANN M. SARDINI
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

*                                        Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.