Form 10-Q
period 2006-09-30
WEIGHT WATCHERS INTERNATIONAL INC
filed 2006-11-09
CIK 105319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes      ☐                                                                                            No     ☒

The number of shares of common stock outstanding as of October 31, 2006 was 97,375,965.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Consolidated Balance Sheets at September 30, 2006 and December 31, 2005

Unaudited Consolidated Statements of Operations for the three months ended September 30, 2006 and October 1, 2005

Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2006 and October 1, 2005

Unaudited Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) for the nine months ended September 30, 2006 and for the fiscal year ended December 31, 2005

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and October 1, 2005

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS AT
(IN THOUSANDS)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,806	$31,476
Receivables, net	39,311	28,040
Inventories, net	25,475	31,678
Prepaid expenses and other current assets	29,427	25,638
Deferred income taxes	1,483	10,878
TOTAL CURRENT ASSETS	154,502	127,710

Property and equipment, net	25,847	20,775
Franchise rights acquired	629,665	555,604
Goodwill	51,311	51,305
Trademarks and other intangible assets, net	17,407	8,837
Deferred income taxes	47,714	61,917
Deferred financing costs and other noncurrent assets	8,652	9,343
TOTAL ASSETS	$935,098	$835,491

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$14,648	$4,700
Accounts payable	26,784	19,714
Dividend payable	17,029	—
Accrued liabilities	99,509	82,025
Income taxes payable	7,001	13,710
Deferred income taxes	7,250	7,250
Deferred revenue	54,815	38,489
TOTAL CURRENT LIABILITIES	227,036	165,888

Long-term debt	802,392	741,425
Deferred income taxes	—	26
Other	8,939	8,803
TOTAL LIABILITIES	1,038,367	916,142

SHAREHOLDERS’ DEFICIT
Dividend to Artal Luxembourg S.A.	(304,835)	(304,835)
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued and outstanding	—	—
Treasury stock, at cost, 14,680 shares at September 30, 2006 and 11,410 shares at December 31, 2005	(541,099)	(390,864)
Retained earnings	736,148	609,053
Accumulated other comprehensive income	6,517	5,995
TOTAL SHAREHOLDERS’ DEFICIT	(103,269)	(80,651)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$935,098	$835,491

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	September 30,	October 1,
	2006	2005
Meeting fees, net	$166,845	$152,377
Product sales and other, net	84,815	77,380
Online revenues	33,093	27,726
Revenues, net	284,753	257,483

Cost of meetings, products and other	120,713	108,916
Cost of online subscriptions	8,317	6,395
Cost of revenues	129,030	115,311
Gross profit	155,723	142,172

Marketing expenses	30,678	27,851
Selling, general and administrative expenses	32,756	29,658
Operating income	92,289	84,663

Interest expense, net	13,169	5,308
Other (income)/expense, net	(76)	126
Income before income taxes	79,196	79,229

Provision for income taxes	28,581	29,777
Net income	$50,615	$49,452

Earnings per share:
Basic	$0.52	$0.48
Diluted	$0.52	$0.47

Weighted average common shares outstanding:
Basic	97,425	103,227
Diluted	98,036	104,336

Dividends declared per common share	$0.18	$—

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended
	September 30,	October 1,
	2006	2005
Meeting fees, net	$552,671	$532,911
Product sales and other, net	297,228	284,795
Online revenues	97,961	82,375
Revenues, net	947,860	900,081

Cost of meetings, products and other	396,502	379,652
Cost of online subscriptions	22,651	20,116
Cost of revenues	419,153	399,768
Gross profit	528,707	500,313

Marketing expenses	125,492	127,365
Selling, general and administrative expenses	101,428	137,770
Operating income	301,787	235,178

Interest expense, net	35,931	14,469
Other (income)/expense, net	(821)	1,899
Early extinguishment of debt	1,321	—
Income before income taxes	265,356	218,810

Provision for income taxes	99,827	83,258
Net income	$165,529	$135,552

Earnings per share:
Basic	$1.67	$1.32
Diluted	$1.66	$1.30

Weighted average common shares outstanding:
Basic	99,152	103,046
Diluted	99,872	104,610

Dividends declared per common share	$0.53	$—

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY/(DEFICIT)
(IN THOUSANDS)

					Accumulated	Dividend
					Other	to Artal
	Common Stock		Treasury Stock		Comprehensive	Luxembourg	Retained
	Shares	Amount	Shares	Amount	Income	S.A.	Earnings	Total

Balance at January 1, 2005	111,988	$—	9,575	$(222,547)	$5,794	$—	$413,192	$196,439
Comprehensive Income:
Net income							174,402	174,402
Translation adjustment, net of taxes of $853					(1,272)			(1,272)
Change in fair value of derivatives accounted for as hedges, net of taxes of ($942)					1,473			1,473
Total Comprehensive Income								174,603
Issuance of treasury stock under employee stock plans			(1,897)	7,663			(3,951)	3,712
Tax benefit of stock options exercised							26,770	26,770
Exercise of WeightWatchers.com warrants							(4,261)	(4,261)
Dividend to Artal Luxembourg S.A.						(304,835)		(304,835)
Purchase of treasury stock			3,732	(175,980)				(175,980)
Compensation expense on restricted stock awards							2,901	2,901

Balance at December 31, 2005	111,988	$—	11,410	$(390,864)	$5,995	$(304,835)	$609,053	$(80,651)
Comprehensive Income:
Net income							165,529	165,529
Translation adjustment, net of taxes of $(383)					708			708
Change in fair value of derivatives accounted for as hedges, net of taxes of $177					(186)			(186)
Total Comprehensive Income								166,051
Issuance of treasury stock under employee stock plans			(357)	1,443			1,801	3,244
Tax benefit of restricted stock units vested and stock options exercised							3,329	3,329
Purchase of treasury stock			3,627	(151,678)				(151,678)
Compensation expense on share-based awards							8,711	8,711
Dividends							(51,787)	(51,787)
Secondary offering fees							(488)	(488)
Balance at September 30, 2006	111,988	$—	14,680	$(541,099)	$6,517	$(304,835)	$736,148	$(103,269)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended
	September 30,	October 1,
	2006	2005
Cash provided by operating activities	$234,033	$255,788

Investing activities:
Capital expenditures	(10,227)	(9,434)
Capitalized software expenditures	(8,355)	(1,797)
Website development expenditures	(3,633)	(2,222)
Cash paid for acquisitions	(74,597)	(75,997)
Other items, net	(213)	9
Cash used for investing activities	(97,025)	(89,441)

Financing activities:
Net (decrease)/increase in short-term borrowings	(832)	238
Proceeds from new term loan	350,000	—
Proceeds/(repayments) from revolver	160,000	(105,000)
Payments of long-term debt	(439,085)	(2,250)
Proceeds from stock options exercised	4,090	4,384
Tax benefit from restricted stock units vested and stock options exercised	3,329	—
Repurchase of treasury stock	(151,678)	(42,551)
Costs of public equity offering	(280)	—
Payment of dividends	(34,758)	—
Deferred financing costs	(1,744)	—
Cash used for financing activities	(110,958)	(145,179)

Effect of exchange rate changes on cash/cash equivalents and other	1,280	(3,283)
Net increase in cash and cash equivalents	27,330	17,885
Cash and cash equivalents, beginning of period	31,476	35,156
Cash and cash equivalents, end of period	$58,806	$53,041

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on management’s best estimates and judgments.  While all available information has been considered, actual amounts could differ from those estimates.  The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim results presented.

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.                                      Summary of Significant Accounting Policies

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment” on January 1, 2006.  This standard requires the Company to recognize the cost of all share-based awards based on their grant-date fair value over the related service period of such awards.  Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends.  Prior to adopting SFAS No. 123(R), the Company applied the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations, in accounting for its share-based compensation plans.  All employee stock options were granted with an exercise price equal to the fair market price as determined in accordance with our Stock Plans (as defined in Note 8).  Accordingly, no compensation expense was recognized for stock option grants in prior periods.  In accordance with SFAS No. 123(R), judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting.  If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

For a discussion of the Company’s other significant accounting policies, see “Summary of Significant Accounting Policies” beginning on page F-8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

3.                                      Acquisitions

Summary

The acquisitions of certain franchisees have been accounted for under the purchase method of accounting and, accordingly, earnings have been included in the consolidated operating results of the Company since their dates of acquisition.  Details of these franchise acquisitions are outlined below.

Pursuant to a merger agreement effective July 2, 2005, WWI increased its ownership interest in WW.com from approximately 20% to approximately 53% for a total cash outlay of $136,385, including $107,900 paid to WW.com.  Further to this, on December 16, 2005, WW.com redeemed all of the equity interest in WW.com owned by Artal Luxembourg S.A. (together with its affiliates, “Artal”) for the aggregate cash consideration of $304,835.  As a result of this redemption, WW.com became a wholly-owned subsidiary of WWI.  See further discussion below for the accounting treatment of this transaction.

Franchise Acquisitions

On August 17, 2006, the Company acquired substantially all of the assets of the Canadian franchisee, Walmar (Eastern Canada) Limited (“Walmar”), and of Vale Printing Limited (“Vale”, and collectively with Walmar, “Eastern Canada”).  The net purchase price was approximately $49,800, the majority of which has been preliminarily allocated to franchise rights acquired.  Due to the timing of this acquisition, the Company has not yet finalized the purchase price allocation.  Pro forma results of operations, assuming this acquisition had been completed at the beginning of each period presented, would not differ materially from the reported results.

On July 27, 2006, the Company acquired substantially all of the assets of its Indiana franchisee, Weight Watchers of Greater Indiana, Inc., for a purchase price of approximately $24,900, the majority of which has been preliminarily allocated to franchise rights acquired.  Due to the timing of this acquisition, the Company has not yet finalized the purchase price allocation.  Pro forma results of operations, assuming this acquisition had been completed at the beginning of each period presented, would not differ materially from the reported results.

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

The acquisition of the 1,126 shares represented shares owned outright by the employees of WW.com and other parties not related to Artal. This component of the transaction has been accounted for under the provisions of SFAS No. 141, “Business Combinations,” (“FAS 141”). The acquisition of these shares resulted in an increase to goodwill of $26,185 and an increase to finite-lived intangible assets of $1,161, primarily customer relations and information technology. These amounts represent the excess of the purchase price of $28,383 over the net book value of the assets acquired plus transaction costs.

The acquisition of the 2,759 shares of WW.com stock represented vested and unvested options owned by employees of WW.com. Because at the time of the acquisition of these shares Artal owned approximately 47% of WW.com and is the majority shareholder of WWI, the acquisition of these shares is considered to be a transaction between entities under common control, and therefore, the provisions of FAS 141 are not applicable. Under the guidance of FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” (“FIN 44”), and Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN 44,” (“EITF 00-23”), the Company was required to record a compensation charge related to the 2,293 vested options of $39,647 in the second quarter 2005. This amount represents the difference between the purchase price per share and the exercise price per share of the vested options. The 466 unvested options were exchanged for 134 restricted stock units of WWI, resulting in deferred compensation of $7,214, which is being recorded as compensation expense in future periods as the restricted stock units vest.

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

On June 13, 2005, WW.com entered into a redemption agreement with Artal (the “Redemption”) to purchase the 12,092 shares of WW.com then owned by Artal.  Pursuant to the Redemption on December 16, 2005, WW.com redeemed the remaining 47% of its outstanding shares of common stock held by Artal for the aggregate cash consideration of $304,835, the same purchase price per share as that paid by WWI in the Merger.  The Redemption was funded with cash on hand of approximately $89,800 and the proceeds from its two credit facilities (see Note 5) which totaled $215,000.  In accordance with the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” because at the time of the Redemption Artal owned approximately 47% of WW.com and is the majority shareholder of WWI, the Redemption was considered to be a transaction between entities under common control.  Therefore, the Redemption was recorded as a dividend to Artal in the shareholders’ deficit section of the balance sheet.

4.                                      Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company no longer amortizes goodwill or other indefinite lived intangible assets, primarily franchise rights acquired.  The Company performed its annual fair value impairment testing as of December 31, 2005 on its goodwill and other indefinite lived intangible assets and determined that no impairment existed.  Unamortized goodwill is due mainly to the acquisition of the Company by the H.J. Heinz Company in 1978 and the aforementioned transactions with WW.com.  Franchise rights acquired are due mainly to acquisitions of the Company’s franchised territories.  For the nine months ended September 30, 2006, the change in goodwill is due to foreign currency fluctuations, while the increase in franchise rights acquired is primarily due to the acquisition of our Canadian franchisee and our Indiana franchisee as explained in Note 3.

In accordance with SFAS No. 142, aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $1,193 and $3,777 for the three and nine months ended September 30, 2006, respectively.  Aggregate amortization expense was $991 and $2,655 for the three and nine months ended October 1, 2005, respectively.

The carrying amount of the amortized intangible assets as of September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Deferred software costs	$16,007	$5,828	$7,435	$4,280
Trademarks	8,337	7,570	8,112	7,352
Non-compete agreement	1,200	1,200	1,200	1,200
Web site development costs	13,631	8,400	9,998	6,661
Other	5,385	4,155	5,382	3,797
	$44,560	$27,153	$32,127	$23,290

Estimated amortization expense of existing finite lived intangible assets for the next five fiscal years is as follows:

Remainder of 2006	$1,075
2007	$5,686
2008	$5,068
2009	$3,277
2010	$140

5.                                      Long-Term Debt

WWI Credit Facility

WWI’s Credit Agreement dated as of January 16, 2001 and amended and restated as of January 21, 2004, as supplemented on October 19, 2004 and as amended on June 24, 2005 (the “WWI Credit Agreement”) consisted of a Term Loan B, Additional Term Loan B and a revolving line of credit.

On May 8, 2006, WWI entered into a refinancing to reduce its effective interest rate while increasing its borrowing capacity and extending the maturities of borrowings under the WWI Credit Agreement (as refinanced, the “WWI Credit Facility”).  In connection with the refinancing, WWI’s Term Loan B and Additional Term Loan B in the aggregate amount of $294,375 were repaid and replaced with a new Term Loan A in the amount of $350,000 (the “Term Loan A”).  The additional funds of $55,625 were used to pay down the revolving line of credit.  Also, in connection with this refinancing, WWI’s then existing revolving line of credit was repaid and replaced with a new revolving line of credit (the “Revolver”) which increased borrowing capacity from $350,000 to $500,000.  At September 30, 2006, WWI had $226,400 of availability under the Revolver.  The WWI Credit Facility has a maturity date of June 30, 2011.

In connection with the early extinguishment of debt resulting from this refinancing, the Company recorded a charge of $1,321 in the second quarter of 2006 relating to the write-off of a portion of the deferred financing costs associated with its old debt.

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

The WWI Credit Facility contains customary covenants including covenants that in certain circumstances restrict WWI’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets.  The WWI Credit Facility also requires WWI to maintain specified financial ratios and satisfy financial condition tests.  At September 30, 2006, WWI complied with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so.  The WWI Credit Facility contains customary events of default.  Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable.  The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries, other than WW.com. Substantially all the assets of WWI collateralize the WWI Credit Facility.

On June 13, 2006, Standard & Poor’s confirmed its “BB” rating for WWI’s corporate credit and assigned a “BB+” rating to the WWI Credit Facility.  On September 22, 2006, Moody’s assigned a “Ba1” rating to WWI’s corporate credit and the WWI Credit Facility.

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

The WW.com Credit Facilities contain customary covenants, including affirmative and negative covenants that, in certain circumstances, restrict WW.com’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell WW.com assets and enter into consolidations, mergers and transfers of all or substantially all of WW.com’s assets. The WW.com Credit Facilities also require WW.com to maintain specified financial ratios and satisfy financial condition tests, which become more restrictive over time.  At September 30, 2006, WW.com complied with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so.  The WW.com Credit Facilities contain customary events of default. Upon the occurrence of an event of default under the WW.com Credit Facilities, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable.  Each of WW.com’s existing and future domestic subsidiaries have guaranteed the WW.com Credit Facilities and the WW.com Credit Facilities are secured by substantially all the assets of WW.com and these subsidiaries. WWI has not guaranteed the WW.com Credit Facilities.

On November 4, 2005, Standard & Poor’s assigned its “B+” corporate credit rating to WW.com. In addition, Standard & Poor’s assigned ratings of “B+” to the First Lien Term Credit Facility and “B-” to the Second Lien Term Credit Facility. On September 22, 2006, Moody’s assigned ratings of “Ba2” to the First Lien Term Credit Facility and “B2” to the Second Lien Term Credit Facility.

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

From October 9, 2003 through December 31, 2005, the Company purchased 9,184 shares of common stock in the open market for a total cost of $381,877.  During the nine months ended September 30, 2006 and October 1, 2005, the Company purchased 3,627 and 888 shares of common stock, respectively, in the open market at a total cost of $151,678 and $42,551, respectively.

7.             Earnings Per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented.  Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Numerator:
Net income	$50,615	$49,452	$165,529	$135,552

Denominator:
Weighted-average shares	97,425	103,227	99,152	103,046
Effect of dilutive common stock equivalents	611	1,109	720	1,564
Denominator for diluted EPS-Weighted-average shares	98,036	104,336	99,872	104,610
EPS:
Basic	$0.52	$0.48	$1.67	$1.32
Diluted	$0.52	$0.47	$1.66	$1.30

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 1,762 and 12 for the three months ended September 30, 2006 and October 1, 2005, respectively, and 1,282 and 58 for the nine months ended September 30, 2006 and October 1, 2005, respectively.

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

Under the 2004 Plan, grants may take the following forms at the committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units and other share-based awards.  The maximum number of shares available for grant under the 2004 Plan is 2,500 as of the plan’s effective date.

Under the 1999 Plan, grants may take the following forms at the committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares and other share-based grants.  The maximum number of shares available for grant under this plan was 5,647 shares of authorized common stock as of the plan’s effective date.  In 2001, the number of shares available for grant was increased to 7,058 shares.

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

The following table illustrates the effect on net income and diluted earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended	Nine Months Ended
	October 1, 2005	October 1, 2005

Net income, as reported	$49,452	$135,552

Add:
Total share-based employee compensation as recorded under FIN 44 and APB 25, net of related tax effect	861	25,500

Deduct:
Total share-based employee compensation expense determined under the fair value method for all stock option awards, net of related tax effect	(1,863)	(28,162)

Pro forma net income	$48,450	$132,890

EPS:
Basic-as reported	$0.48	$1.32
Basic-pro forma	$0.47	$1.29

Diluted-as reported	$0.47	$1.30
Diluted-pro forma	$0.46	$1.27

The Company adopted the provisions of SFAS 123(R), “Share-Based Payment” on January 1, 2006.  Upon adopting this standard, the Company began recognizing the cost of all share-based awards based on their grant-date fair value over the related service period of such awards.  For the three and nine months ended September 30, 2006, the impact of adopting SFAS 123(R) was to reduce income before income taxes by $1,603 and $4,556, respectively and net income by $978 and $2,779, respectively, with a corresponding reduction in basic and diluted earnings per share of $0.01 and $0.03, respectively.  In accordance with SFAS 123(R), the Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and has begun to recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro forma disclosures.  The Company has not restated the results of prior periods.

The total compensation cost that has been charged against income for these plans was $2,931 and $8,711 for the three and nine months ended September 30, 2006, respectively.  Such amount has been included as a component of selling, general and administrative expenses.  The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $1,143 and $3,397 for the three and nine months ended September 30, 2006, respectively.  No compensation costs were capitalized.  As of September 30, 2006, there was $25,552 of total unrecognized compensation cost related to stock options and restricted stock units (“RSUs”) granted under the plans.  That cost is expected to be recognized over a weighted-average period of 3.1 years.

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

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Dividend yield	1.5%	0%	1.4%	0%
Volatility	26.6%	28.1%	27.2%	28.3%
Risk-free interest rate	4.9% - 5.0%	4.0% - 4.2%	4.3% - 5.2%	3.3% - 4.3%
Expected term (years)	7.5	5.8	7.5	5.2

A summary of option activity under the plans for the nine months ended September 30, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding at January 1, 2006	2,825	$28.14
Granted	369	$45.00
Exercised	(328)	$12.48
Canceled	(89)	$41.68
Outstanding at September 30, 2006	2,777	$31.79	5.24	$37,869
Exercisable at September 30, 2006	1,223	$17.81	4.09	$32,826

The weighted-average grant-date fair value of options granted was $15.41 and $15.46 for the nine months ended September 30, 2006 and October 1, 2005, respectively.  The total intrinsic value of options exercised was $11,375 and $77,829 for the nine months ended September 30, 2006 and October 1, 2005, respectively.

Cash received from options exercised during the nine months ended September 30, 2006 was $4,090.  The tax benefits realized from options exercised and RSUs vested resulting from tax deductions in excess of share-based employee compensation expense recognized in the statement of operations totaled $3,329 for the nine months ended September 30, 2006.  With the adoption of SFAS 123(R), this amount is now shown as a cash inflow from financing activities.  Prior to the adoption of SFAS 123(R), this amount was shown as a cash inflow from operating activities.  Because the Company elected the modified prospective transition method of adoption, prior period financial statements have not been restated.

Restricted Stock Units

The fair value of RSUs is determined using the market price of the Company’s common stock on the date of grant.  A summary of RSU activity under the plans for the nine months ended September 30, 2006 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Outstanding at January 1, 2006	181	$48.77
Granted	178	$48.88
Vested	(48)	$50.87
Forfeited	(21)	$49.72
Outstanding at September 30, 2006	290	$48.40

The total fair value of RSUs vested during the nine months ended September 30, 2006 was $2,459.

9.             Income Taxes

Prior to December 16, 2005, WWI and WW.com were separate tax paying entities. Effective with the completion of the Redemption (see Note 3), WW.com is included in WWI’s consolidated federal tax return.

The effective tax rate for the three and nine months ended September 30, 2006 was 36.1% and 37.6%, respectively.  The effective tax rate for the three and nine months ended October 1, 2005 was 37.6% and 38.1%, respectively.  For the three and nine months ended September 30, 2006 the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes, offset by lower statutory tax rates in certain foreign jurisdictions, the reversal of $1,000 of tax reserves, primarily due to the resolution of an audit issue, and net operating loss carryforwards utilized by WW.com.  For the three and nine months ended October 1, 2005, the primary differences between the U.S. federal statutory rate and the Company’s effective tax rate were state income taxes, offset by lower statutory rates in certain foreign jurisdictions and net operating loss carryforwards utilized by WW.com.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

10.          Legal

In March 2006, the Company agreed to settle a litigation filed on behalf of a purported class of employees under the California Labor Code and the Federal Fair Labor Standards Act for $2,300 plus other costs and expenses.  This settlement was accrued for in fiscal 2005 and is subject to approval and certification of the class status by the court.

On July 7, 2006, the Company filed an amended notice of appeal with the U.K. VAT and Duties Tribunal appealing Her Majesty’s Revenue and Customs’ (“HMRC”) ruling that from April 1, 2005 Weight Watchers meetings fees in the U.K. should be fully subject to 17.5% standard rated value added tax (“VAT”).  For over a decade prior to April 1, 2005, HMRC had determined that Weight Watchers meetings fees in the U.K. were only partially subject to 17.5% VAT.  It is the Company’s view that this prior determination by HMRC should remain in effect and the Company intends to vigorously pursue this appeal.  The Company expects a hearing before the UK VAT and Duties Tribunal to occur during the first quarter of fiscal 2007.  In the event the Company’s appeal is unsuccessful, we may incur monetary liability in excess of reserves previously recorded, and our U.K. results of operations may be adversely affected in the future.

Due to the nature of its activities, the Company is also, at times, subject to pending and threatened legal actions that arise out of the normal course of business.  We have had and continue to have disputes with certain of our franchisees.  In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

11.                               Derivative Instruments and Hedging

The Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt.  These contracts are used primarily to reduce risk associated with variable interest rate debt obligations.  As of September 30, 2006 and October 1, 2005, the Company held contracts for interest rate swaps with notional amounts totaling $257,500 and $150,000, respectively.  The Company is hedging forecasted transactions for periods not exceeding the next three years.  At September 30, 2006, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income will be reclassified to the Statement of Operations within the next 12 months.

As of September 30, 2006 and October 1, 2005, cumulative gains/(losses) for qualifying hedges were reported as a component of accumulated other comprehensive income in the amounts of $1,217, ($1,998 before taxes) and $1,220, ($1,999 before taxes), respectively.  For the three and nine months ended September 30, 2006 and October 1, 2005, there were no fair value adjustments recorded in the statement of operations since all hedges are considered qualifying.

12.          Comprehensive Income

Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments.  Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Net income	$50,615	$49,452	$165,529	$135,552
Foreign currency translation adjustments	572	405	708	(597)
Current period changes in fair value of derivatives	(887)	673	(186)	1,290
Comprehensive income	$50,300	$50,530	$166,051	$136,245

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

Information about the Company’s reportable operating segments is as follows:

	Three Months Ended September 30, 2006
			Intercompany
	WWI	WW.com	Eliminations	Consolidated
Revenues from external customers	$251,243	$33,510	$—	$284,753
Intercompany revenue	3,185	3,298	(6,483)	—
Total revenue	254,428	36,808	(6,483)	284,753

Depreciation and amortization	2,608	1,125	—	3,733

Operating income	77,131	15,158	—	92,289
Interest expense, net				13,169
Other income, net				(76)
Provision for taxes				28,581
Net income				$50,615

Total assets	$1,011,706	$38,742	$(115,350)	$935,098

	Three Months Ended October 1, 2005
			Intercompany
	WWI	WW.com	Eliminations	Consolidated
Revenues from external customers	$229,757	$27,726	$—	$257,483
Intercompany revenue	2,681	795	(3,476)	—
Total revenue	232,438	28,521	(3,476)	257,483

Depreciation and amortization	2,106	989	—	3,095

Operating income	74,223	10,440	—	84,663
Interest expense, net				5,308
Other expense, net				126
Provision for taxes				29,777
Net income				$49,452

Total assets	$918,988	$114,814	$(183,139)	$850,663

	Nine Months Ended September 30, 2006
			Intercompany
	WWI	WW.com	Eliminations	Consolidated
Revenues from external customers	$848,514	$99,346	$—	$947,860
Intercompany revenue	9,416	4,847	(14,263)	—
Total revenue	857,930	104,193	(14,263)	947,860

Depreciation and amortization	7,397	3,521	—	10,918

Operating income	264,177	37,610	—	301,787
Interest expense, net				35,931
Other income, net				(821)
Early extinguishment of debt				1,321
Provision for taxes				99,827
Net income				$165,529

Total assets	$1,011,706	$38,742	$(115,350)	$935,098

	Nine Months Ended October 1, 2005
			Intercompany
	WWI	WW.com	Eliminations	Consolidated
Revenues from external customers	$817,706	$82,375	$—	$900,081
Intercompany revenue	8,043	2,229	(10,272)	—
Total revenue	825,749	84,604	(10,272)	900,081

Depreciation and amortization	6,078	3,513	—	9,591

Operating income	253,873	(18,695)	—	235,178
Interest expense, net				14,469
Other expense, net				1,899
Provision for taxes				83,258
Net income				$135,552

Total assets	$918,988	$114,814	$(183,139)	$850,663

14.          Other Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108.  The Company has concluded the adoption of SAB 108 will not have a material impact on its Consolidated Financial Statements.

15.          Subsequent Event

On November 2, 2006, the Company acquired substantially all of the assets of its Suffolk County, New York franchise, Weight Watchers of Suffolk, Inc., for a net purchase price of approximately $24,200.  Due to the timing of this acquisition, the Company has not yet finalized the purchase price allocation.

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

For a discussion of the other critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”

beginning on page 29 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  These critical accounting policies have not changed since December 31, 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Net revenues for the three months ended September 30, 2006 were $284.7 million, an increase of $27.2 million or 10.6%, from $257.5 million for the three months ended October 1, 2005.  Revenues increased $27.2 million resulting from a $14.4 million increase in meeting fees, a $4.3 million increase in product sales, a $5.4 million increase in online revenues, and a $3.1 million increase in licensing revenues.  Net revenues were positively impacted by foreign currency exchange rates in the amount of $3.4 million or 1.3%.

For the three months ended September 30, 2006, total meeting fees were $166.8 million, versus $152.4 million for the same period in the prior year, an increase of $14.4 million or 9.4%.  While attendance volumes increased in the quarter in our North American company-owned region (“NACO”) compared to the prior year period, these gains were partially offset by declines in attendance in Continental Europe, resulting in total worldwide attendance of 13.9 million, down 0.3 million from the prior year level of 13.6 million.

In NACO, meeting fees for the three months ended September 30, 2006 were $109.7 million, up $14.0 million or 14.6%, from $95.7 million for the three months ended October 1, 2005. Attendances grew 6.6% versus the prior year quarter to 8.1 million including the impact of acquisitions.  Meeting fee growth outpaced attendance growth in the quarter. The average meeting fee per attendee rose 7.5% over the prior year comparable period as we continue to benefit from the flow through of our price increases and from our Spring Season Pass, which ran through the end of August. With Season Pass, members pay in advance, in full, for 17 consecutive weeks of meetings at a discounted price. The increase in the average meeting fee arises because not all of the members who purchase Season Pass attend all 17 meetings.

International company-owned meeting fees were $57.1 million for the period ended September 30, 2006, an increase of $0.4 million or 0.7%, from $56.7 million for the three months ended October 1, 2005. On a local currency basis, meeting fee revenues declined 2.9% from the comparable prior year quarter. International meeting fees were negatively impacted by a 7.8% decline in Continental Europe attendance, from 2.5 million in 2005 to 2.3 million in 2006.  Attendance declines in Continental Europe were primarily driven by a disappointing September marketing campaign in Germany, our largest market in Continental Europe, due in part to the three years it has been since our last program innovation.

Worldwide product sales for the three months ended September 30, 2006 were $64.4 million, up 7.2% from $60.1 million for the three months ended October 1, 2005.  NACO product sales posted strong growth, up 11.0% or $3.4 million to $34.3 million in the third quarter of 2006 with a 3.2% rise in in-meeting product sales per attendee.  Per attendee growth illustrates the continued resurgence of our consumables business as well as the introduction of new electronic products.  Internationally, product sales increased 3.1% or $0.9 million, to $30.1 million primarily due to the successful launch of new products in the UK. International in-meeting product sales per attendee increased 9.6%. On a local currency basis, international product sales declined 0.9%.

Online revenues grew $5.4 million or 19.5%, to $33.1 million for the three months ended September 30, 2006 from $27.7 million for the three months ended October 1, 2005. This increase was primarily the result of an 18.4% increase in end of period active Weight Watchers Online subscribers, from 413 thousand in the third quarter of 2005 to 489 thousand in the third quarter of 2006.

Other revenue, comprised primarily of licensing revenues and our publications, was $16.2 million for the three months ended September 30, 2006, an increase of $3.5 million or 27.6%, from $12.7 million for the three months ended October 1, 2005. Licensing revenues increased $3.1 million or 33.5% worldwide.  The U.S. licensing business grew at a faster rate than the worldwide rate on the strength of increased distribution of existing licenses including ice cream and cakes.  New licenses drove the increase in international licensing.  Advertising revenue increased $0.4 million primarily due to an increased level of advertising in our magazine.

Franchise royalties were $2.9 million in NACO and $1.3 million internationally for the three months ended September 30, 2006.  Total franchise royalties were $4.2 million, down 8.7% from $4.6 million in the prior year period as a result of our recent acquisitions of the assets of our Canadian franchisee in August 2006, and our Indiana franchisee in July 2006.  Excluding the impact of these acquisitions, NACO franchise royalties declined 3.8% while international franchise royalties declined 4.5%.

Cost of revenues was $129.0 million for the three months ended September 30, 2006, an increase of $13.7 million or 11.9%, from $115.3 million for the three months ended October 1, 2005. Gross profit margin of 54.7% of sales for the three months ended September 30, 2006 compares to 55.2% of sales in the prior year, a 50 basis point decline.  The decrease in margin was primarily driven by lower average attendance per meeting in some of our markets and commissions paid in NACO for monthly pass sales when the initial sale is made.  Monthly pass was first introduced in August 2006 and enables our members to receive a discount on their meeting fee and free eTools, the online product designed for meeting members, by signing up for a commitment plan which renews automatically on a monthly basis until it is cancelled.

Marketing expenses increased $2.8 million or 10.0%, to $30.7 million for the three months ended September 30, 2006, from $27.9 million for the three months ended October 1, 2005. The higher spending on marketing is partially the result of television campaigns and promotions in Continental Europe, and to cover our recently acquired territories.  As a percentage of net revenues, marketing expenses remained constant at 10.8% for both years.

Selling, general and administrative expenses were $32.7 million for the three months ended September 30, 2006 as compared to $29.6 million for the three months ended October 1, 2005, an increase of $3.1 million, or 10.5%, including an incremental $1.5 million in non-cash share-based compensation expense.  Excluding these expenses, selling, general and administrative expenses increased 5.4% from the third quarter last year.  Selling, general and administrative expenses were 11.5% of revenues in the three months ended September 30, 2006, consistent with the same period last year.  On an adjusted basis, selling, general and administrative expenses were 11.0% of revenues for the three months ended September 30, 2006.

Operating income was $92.3 million for the three months ended September 30, 2006, an increase of $7.6 million or 9.0%, from $84.7 million for the three months ended October 1, 2005. The operating income margin for the three months ended September 30, 2006 was 32.4%, as compared to 32.9% for the comparable period last year, all a function of the gross margin decline.

Net interest charges increased $7.9 million to $13.2 million in the three months ended September 30, 2006, as compared to $5.3 million in the three months ended October 1, 2005. Our total outstanding debt rose $455.2 million from September 2005 as a result of the WW.com Credit Facilities (defined in Note 5 of the Consolidated Financial Statements) that were put in place in December 2005, and as a result of a $259.0 million increase in our combined Term Loan A and Revolver borrowings utilized to fund 2006 franchise acquisitions and a portion of our share repurchase program.  We also experienced an increase in our effective interest rate from 5.08% in the third quarter 2005, to 6.53% in the third quarter 2006.

Our effective tax rate for the three months ended September 30, 2006 was 36.1%, as compared to 37.6% for the three months ended October 1, 2005.  During the three months ended September 30, 2006, we recorded a tax benefit by reversing $1.0 million in tax reserves primarily due to the resolution of an audit issue.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

The table below shows the consolidated income statements for the nine months ended September 30, 2006 and October 1, 2005. As a result of the July 2, 2005 transaction, which increased WWI’s ownership in WW.com from approximately 20% to approximately 53%, our consolidated results for the nine months ended October 1, 2005 included certain transaction-related expenses in the amount of $46.4 million, as further explained in Note 3 to the Consolidated Financial Statements. The table below shows the consolidated income statements for the nine months ended September 30, 2006 and October 1, 2005 on a comparable basis adjusted for these 2005 transaction expenses.

		Nine Months Ended October 1, 2005
				Reported
	Nine Months		Less	Results Less
	Ended	Reported	Transaction	Transaction	Increase /
	September 30, 2006	Results	Expenses	Expenses	(Decrease)
Revenues	$948.0	$900.1	$—	$900.1	$47.9
Cost of revenues	419.3	399.8	—	399.8	19.5
Gross profit	528.7	500.3	—	500.3	28.4

Marketing expenses	125.5	127.4	—	127.4	(1.9)
Selling, general and administrative expenses	101.4	137.7	46.4	91.3	10.1
Operating income	301.8	235.2	(46.4)	281.6	20.2

Interest expense, net	35.9	14.5	—	14.5	21.4
Other (income)/expense, net	(0.7)	1.9	—	1.9	(2.6)
Early extinguishment of debt	1.3	—	—	—	1.3
Income before taxes	265.3	218.8	(46.4)	265.2	0.1

Provision for income taxes	99.8	83.2	(18.8)	102.0	(2.2)

Net income	$165.5	$135.6	$(27.6)	$163.2	$2.3

Weighted averge diluted common shares outstanding	99.9	104.6	104.6	104.6

Diluted EPS	$1.66	$1.30	$(0.26)	$1.56	$0.10

As the table shows, our reported net income was $165.5 million for the nine months ended September 30, 2006, an increase of $29.9 million from $135.6 million for the nine months ended October 1, 2005. Our net income for the nine months ended September 30, 2006 included $7.1 million of incremental expense related to non-cash share-based compensation, partially as a result of our January 2006 adoption of FAS 123(R). Net income for 2006 of $165.5 million, including these expenses, increased $2.3 million or 1.4% from $163.2 million, adjusted for the above transaction expenses.

Net revenues were $948.0 million for the nine months ended September 30, 2006, an increase of $47.9 million or 5.3%, from $900.1 million for the nine months ended October 1, 2005. Net revenues were negatively impacted by foreign currency exchange rates in the amount of $7.5 million or 0.8%. The revenue increase of $47.9 million was driven by a $19.8 million increase in meeting fees, a $15.6 million increase in online revenues, a $7.8 million increase in licensing revenues, a $3.0 million increase in product sales and a $1.7 million increase in other revenues.

For the nine months ended September 30, 2006, total meeting fees were $552.7 million, versus $532.9 million for the same period in the prior year, an increase of $19.8 million or 3.7% including the negative impact of foreign currency translation. While attendance volumes in the period increased in NACO compared to the prior year period, these gains were offset by declines in attendance in the UK and Continental Europe, resulting in total worldwide attendance of 47.7 million, down 0.7% from the prior year level of 48.1 million.

In NACO, meeting fees for the nine months ended September 30, 2006 were $358.5 million, up $36.0 million or 11.2%, from $322.5 million for the nine months ended October 1, 2005. Attendances grew 4.5% versus the prior year period to 27.5 million including the impact of acquisitions.  Meeting fee growth outpaced attendance growth in the period.  The average meeting fee per attendee rose 6.4% over the prior year comparable period as a result of a one dollar price rise in approximately 30% of our markets and the positive impact of Season Pass, a commitment pricing plan which was first launched for our 2006 Winter diet season, and offered again in Spring. With Season Pass, members pay in advance, in full, for 17 consecutive weeks of meetings at a discounted price. The increase in the average meeting fee arises because not all of the members who purchase Season Pass attend all 17 meetings.

International company-owned meeting fees were $194.2 million for the nine months ended September 30, 2006, a decrease of $16.2 million or 7.7%, from $210.4 million for the nine months ended October 1, 2005. On a local currency basis, meeting fee revenues declined 5.6% from the comparable prior year period. International meeting fees were negatively impacted by a 10.6% decline in UK attendance in the period, from 10.3 million in 2005 to 9.2 million and in the first nine months of 2006. In the first quarter of 2006, UK attendances declined by 17.2%. In the second quarter of 2006, the UK attendance decline improved to a negative 11.6% and in the third quarter of 2006, the UK attendance returned to growth, up 0.4% from the prior year comparable period.

Worldwide product sales for the nine months ended September 30, 2006 were $231.9 million, up $3.0 million or 1.3% from $228.9 million for the nine months ended October 1, 2005.  NACO product sales posted strong growth, up 12.3% or $14.1 million to $128.3 million in the first nine months of 2006. This increase is the result of higher attendances coupled with improved penetration of our in-meeting consumable product offerings. In addition, E-Commerce was launched in the US in late 2005 and generated $3.9 million of sales in the nine months ended September 30, 2006. Internationally, product sales decreased 9.7% or $11.1 million, to $103.6 million due primarily to the decline in attendances and the negative impact of foreign currency exchange rates. On a local currency basis, international product sales declined 7.4%.

Online revenues grew $15.6 million or 18.9%, to $98.0 million for the nine months ended September 30, 2006 from $82.4 million for nine months ended October 1, 2005. This increase was the result of an 18.4% increase in end of period active Weight Watchers Online subscribers, from 413 thousand at October 1, 2005 to 489 thousand at September 30, 2006.

Other revenue, comprised primarily of licensing revenues and our publications, was $49.5 million for the nine months ended September 30, 2006, an increase of $9.3 million or 23.1%, from $40.2 million for the nine months ended October 1, 2005. Licensing revenues increased $7.8 million or 27.8% worldwide on the strength of both existing licenses and the addition of new categories, and publishing increased $0.8 million.

Franchise royalties were $10.4 million in NACO and $5.5 million internationally for the nine months ended September 30, 2006. Total franchise royalties were $15.9 million, up 1.3% from $15.7 million in the prior year.  Excluding our recently acquired franchises, NACO franchise royalties rose 2.6% while international franchise royalties rose 3.9%.

Cost of revenues was $419.3 million for the nine months ended September 30, 2006, an increase of $19.5 million or 4.9%, from $399.8 million for the nine months ended October 1, 2005. Gross profit margin of 55.8% of sales for the nine months ended September 30, 2006 increased 20 basis points from 55.6% of sales in the prior year.

Marketing expenses decreased $1.9 million or 1.5%, to $125.5 million for the nine months ended September 30, 2006, from $127.4 million for the nine months ended October 1, 2005. The lower spending on marketing is partially the result of timing related to our winter diet season direct mail campaigns in some of our international markets. In 2005, expense for this campaign was incurred in the first quarter of 2005, when mailed, while mailing and expense for the 2006 winter diet season direct mail campaign occurred in the fourth quarter of 2005. In addition, UK marketing expense was higher in the first quarter 2005 to support the launch of the new Switch innovation. As a result of these factors, marketing as a percentage of revenues declined to 13.2% for the nine months ended September 30, 2006, as compared to 14.2% in the same period last year.

Selling, general and administrative expenses were $101.4 million for the nine months ended September 30, 2006 as compared to $137.7 million for the nine months ended October 1, 2005, a decrease of $36.3 million or 26.4%. Included in selling, general and administrative expenses are $46.4 million of transaction-related expenses in 2005. Excluding these transaction-related expenses, selling, general and administrative expenses were up $10.1 million, or 11.1% for the nine months ended September 30, 2006 versus the comparable prior year period.  Approximately $7.1 million of this increase is attributable to higher non-cash share-based compensation expense, the majority of which is due to the expensing of stock options in accordance with FAS 123(R), which was adopted at the beginning of 2006.  Selling, general and administrative expenses were 10.7% of revenues for the first nine months of 2006 including the impact of incremental non-cash share-based compensation, as compared to 10.1% for the comparable period in 2005 after eliminating transaction expenses from that period. On a reported basis, selling, general and administrative expenses were 15.3% of revenues in the nine months ended October 1, 2005.

Operating income was $301.8 million for the nine months ended September 30, 2006, an increase of $66.6 million or 28.3%, from $235.2 million for the nine months ended October 1, 2005. The operating income margin for the nine months ended September 30, 2006 was 31.8%, as compared to 26.1% for the comparable period last year. Excluding transaction-related expenses in 2005 due to the WW.com acquisition, operating income increased $20.2 million, or 7.2%, from $281.6 million for the nine months ended October 1, 2005. On a comparable basis, the operating income margin improved 50 basis points from 31.3% in the prior year period to 31.8% in the current year period.

Net interest charges increased $21.4 million to $35.9 million for the nine months ended September 30, 2006, as compared to $14.5 million for the nine months ended October 1, 2005.  Our total debt outstanding rose $455.2 million from September 2005 as a result of the WW.com Credit Facilities (as defined in Note 5 to the Consolidated Financial Statements) that were put in place in December 2005, and as a result of a $259.0 million increase in our combined term loan and revolver borrowings to fund franchise acquisitions and a portion of our share buyback program.  We also experienced an increase in our effective interest rate from 4.66% in the first nine months of 2005, to 6.46% in the first nine months of 2006.

For the first nine months of 2006 we reported other income of $0.7 million as compared to other expense of $1.9 million for the first nine months of 2005. The variance of $2.6 million higher other income is primarily the result of the impact of foreign currency fluctuations on intercompany transactions.

In connection with the early extinguishment of debt resulting from the refinancing of the WWI Credit Facility (as further explained in Note 5 to the Consolidated Financial Statements), we recorded a charge of $1.3 million relating to the write-off of a portion of the deferred financing costs associated with our old debt.

Our effective tax rate for the nine months ended September 30, 2006 was 37.6%, as compared to 38.1% for the nine months ended October 1, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

For the nine months ended September 30, 2006, cash and cash equivalents were $58.8 million, an increase of $27.3 million from December 31, 2005. Cash flows provided by operating activities in the nine months of 2006 were $234.0 million, including $32.2 million provided by WW.com’s operating activities. The cash provided by operations was driven by our net income of $165.5 million, changes in our working capital and permanent differences between book and cash taxes. Funds used for investing and financing activities combined totaled $208.0 million. Investing activities utilized $97.0 million, primarily for payments of $74.6 million for the purchase of Walmar, Vale and our Indiana franchise, capital expenditures of $10.2 million, software expenditures of $8.4 million and website development fees of $3.6 million. Cash used for financing activities totaled $111.0 million. This included the repurchase of 3.6 million shares of our common stock for $151.7 million, consistent with our stock repurchase program (See Part II, Item 2), and dividend payments of $34.8 million, offset by net proceeds from borrowings of $70.9 million.

For the nine months ended October 1, 2005, cash and cash equivalents were $53.0 million, an increase of $17.9 million from January 1, 2005.  Cash flows provided by operating activities in the nine months of 2005 were $255.8 million, including $39.6 million of cash utilized by WW.com’s operating activities. Funds used for investing and financing activities combined totaled $234.6 million. Investing activities utilized $89.4 million of cash, including $76.0 million for the acquisition of our increased ownership of WW.com and $9.4 million of capital expenditures.  Cash used for financing activities totaled $145.2 million.  This included the net paydown of debt of $107.3 million and the repurchase of 0.9 million shares of our common stock for $42.6 million, pursuant to our stock repurchase program (See Part II, Item 2).

Balance Sheet

Comparing the balance sheet at September 30, 2006 with that at December 31, 2005, our cash balance of $58.8 million has increased by $27.3 million as noted above. Our working capital deficit at September 30, 2006 was $72.5 million as compared to $38.2 million at December 31, 2005. Excluding cash, the working capital deficit increased by $61.6 million.

Approximately half of the increase in negative working capital is operational, largely the result of timing associated with the seasonality of the business which totaled approximately $25.3 million and affected such items as: deferred revenue for member prepayment purchases which grew $16.3 million, prepaid expenses, accrued expenses and payables which together increased by $14.1 million, inventory levels which declined $6.2 million, and accounts receivable, higher by $11.3 million.  In addition to these operational factors, we have a payable related to declaring but not yet paying our $17.0 million third quarter dividend for which there was no corresponding dividend declared in 2005. Other increases to negative working capital totaled $19.3 million, a combination of a $9.9 million increase in the current portion of our long-term debt, and $9.4 million of utilization of WW.com’s net operating loss carryforwards, which reduced our deferred taxes.

Long Term Debt

As of September 30, 2006, the WWI Credit Facility (as defined in Note 5 to the Consolidated Financial Statements) consists of Term Loan A and the Revolver.  The WW.com Credit Facilities (as defined in Note 5 to the Consolidated Financial Statements) consist of first and second lien term loans.  At September 30, 2006, WWI had debt of $620.9 million and had additional availability under its $500.0 million Revolver of $226.4 million. At September 30, 2006, WW.com had debt of $196.1 million. Our total debt outstanding was $817.0 million at September 30, 2006 and $746.1 million at December 31, 2005.

At September 30, 2006 and December 31, 2005, our debt consisted entirely of variable-rate instruments. The average interest rate on our debt was approximately 6.8% and 6.1% per annum at September 30, 2006 and December 31, 2005, respectively.

The following schedule sets forth our long-term debt obligations and interest rates at September 30, 2006:

Long-Term Debt

At September 30, 2006

		Interest
	Balance	Rate
	(in millions)
WWI Revolver due 2011	$270.9	6.25%
WWI Term Loan A due 2011	350.0	6.29%
WW.com First Lien Term Loan	151.1	7.70%
WW.com Second Lien Term Loan	45.0	10.36%
Total Debt	817.0
Less Current Portion	14.6
Total Long-Term Debt	$802.4

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

The WWI Credit Facility contains customary covenants, including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets.  The WWI Credit Facility also requires WWI to maintain specified financial ratios and satisfy financial condition tests.  At September 30, 2006, WWI complied with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so.  The WWI Credit Facility contains customary events of default.  Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable.  The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries, other than WW.com. Substantially all the assets of WWI collateralize the WWI Credit Facility.

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

The WW.com Credit Facilities contain customary covenants, including affirmative and negative covenants that, in certain circumstances, restrict WW.com’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell WW.com assets and enter into consolidations, mergers and transfer of all or substantially all of WW.com’s assets. The WW.com Credit Facilities also require WW.com to maintain specified financial ratios and satisfy financial condition tests, which become more restrictive over time. At September 30, 2006, WW.com complied with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so.  The WW.com Credit Facilities contain customary events of default. Upon the occurrence of an event of default under the WW.com Credit Facilities, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable.

On June 13, 2006, Standard & Poor’s confirmed its “BB” rating for WWI’s corporate credit and assigned a “BB+” rating to the WWI Credit Facility.  On September 22, 2006, Moody’s assigned a “Ba1” rating to WWI’s corporate credit and Credit Facility.

On November 4, 2005, Standard & Poor’s assigned its “B+” corporate credit rating to WW.com.  In addition, Standard & Poor’s assigned ratings of “B+” to the WW.com First Lien Term Loan (as defined in Note 5 to the Consolidated Financial Statements) and “B-” to the WW.com Second Lien Term Loan (as defined in Note 5 to the Consolidated Financial Statements).  On September 22, 2006, Moody’s assigned ratings of “Ba2” to the WW.com First Lien Term Loan and “B2” to the WW.com Second Lien Term Loan.

The following schedule sets forth our year-by-year debt obligations:

Total Debt Obligation
(Including Current Portion)
As of September 30, 2006
(in millions)

Remainder of 2006	$0.4
2007	19.0
2008	36.5
2009	54.0
2010	216.2
Thereafter	490.9
Total	$817.0

Debt obligations due to be repaid in the next 12 months are expected to be satisfied with operating cash flows.  We believe that cash flows from operating activities, together with borrowings available under our Revolver, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

As a result of the refinancing of WWI’s Credit Facility (as more fully explained in Note 5 to the Consolidated Financial Statements), the Company’s scheduled interest payments have changed significantly from the schedule of contractual obligations previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  In particular for the periods 1-3 years, 3-5 years and more than 5 years, there has been an increase of approximately $14.5 million, $50.4 million and $13.4 million, respectively.  Due to the fact that all of our debt is variable rate based, we have assumed for purposes of this disclosure that the interest rate on all of our debt as of September 30, 2006 remains constant for all periods presented.

Dividends

On February 16, 2006, our Board of Directors authorized the initiation of a quarterly cash dividend of $0.175 per share of our common stock, which corresponds to an annual dividend rate of $0.70 per share and declared the quarterly dividend for the first quarter of fiscal 2006 to be paid on April 7, 2006 to shareholders of record as of March 24, 2006.  On May 25, 2006, our Board of Directors declared a dividend for the second quarter of fiscal 2006 payable on July 14, 2006 to shareholders of record as of June 30, 2006.  On August 29, 2006, our Board of Directors declared a dividend for the third quarter of fiscal 2006 payable on October 13, 2006 to shareholders of record as of September 29, 2006.

As of September 30, 2006, the WWI Credit Facility provided that we are permitted to pay dividends so long as we are not in default.  However, we may be restricted in our ability to pay extraordinary dividends.  If investment grade rating has not been achieved and certain debt to earnings ratios contained in the WWI Credit Facility are equal to or greater than 2.50:1, payment of extraordinary dividends shall not exceed $150 million in any fiscal year.

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

On July 27, 2006, we acquired substantially all of the assets of our Indiana franchisee, Weight Watchers of Greater Indiana, Inc., for a purchase price of approximately $24.9 million.

On August 17, 2006, we acquired substantially all of the assets of our Canadian franchisee, Walmar, and of Vale for a net purchase price of approximately $49.8 million.

On November 2, 2006, we acquired substantially all of the assets of our Suffolk County, New York franchise, Weight Watchers of Suffolk, Inc., for a net purchase price of approximately $24.2 million.

Stock Transactions

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock.  On June 13, 2005, our Board of Directors authorized adding an additional $250.0 million to this plan.  On May 25, 2006, our Board of Directors authorized adding an additional $250.0 million to this plan.  The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions.  No shares will be purchased from Artal under the program.  From fiscal 2003 through fiscal 2005, we purchased 9.2 million shares of common stock in the open market for a total purchase price of $381.9 million.  During the nine months ended September 30, 2006, we purchased 3.6 million shares of common stock in the open market for a total purchase price of $151.7 million.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Notes 9 and 14 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements

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

For a more detailed discussion of our quantitative and qualitative disclosures about market risks that affect us, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” on page 46 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Our exposure to market risks has not changed materially since December 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls were effective at the reasonable assurance level.

In addition, there was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On July 7, 2006, we filed an amended notice of appeal with the U.K. VAT and Duties Tribunal appealing Her Majesty’s Revenue and Customs’ (“HMRC”) ruling that from April 1, 2005 Weight Watchers meetings fees in the U.K. should be fully subject to 17.5% standard rated value added tax (“VAT”).  For over a decade prior to April 1, 2005, HMRC had determined that Weight Watchers meetings fees in the U.K. were only partially subject to 17.5% VAT.  It is our view that this prior determination by HMRC should remain in effect and we intend to vigorously pursue this appeal.  We expect a hearing before the UK VAT and Duties Tribunal to occur during the first quarter of fiscal 2007.  In the event our appeal is unsuccessful, we may incur monetary liability in excess of reserves previously recorded, and our U.K. results of operations may be adversely affected in the future.

Due to the nature of our activities, we are also at times subject to pending and threatened legal actions that arise out of the normal course of business. We have had and continue to have disputes with certain of our franchisees.  In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on our results of operations.

ITEM 1A.                    RISK FACTORS

There have been no material changes in the risk factors at September 30, 2006 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2005.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of our stock repurchases during the quarter ended September 30, 2006:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number of	Average	Shares Purchased	that May Yet Be
	Shares	Price Paid	as Part of Publicly	Purchased Under
	Purchased (a)	per Share	Announced Plan (a)	the Plan
July 2 - August 5	789,200	$40.06	789,200	$216,446,141
August 6 - September 2	—	$—	—	$216,446,141
September 3 - September 30	—	$—	—	$216,446,141
Total	789,200	$40.06	789,200	$216,446,141

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on Tuesday, May 2, 2006 in New York, New York, at which time the following matters were submitted to a vote of the shareholders:

(a)                                  Votes regarding the election of three Class 2 Directors for a term expiring in 2009 were as follows:

Class 2 Directors (term expiring in 2009)	For	Withheld
Marsha Johnson Evans	94,132,808	1,210,068
Sacha Lainovic	93,605,861	1,737,015
Christopher J. Sobecki	93,605,778	1,737,098

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Class 3 Directors (term expiring in 2007)
Linda Huett*
Philippe J. Amouyal
Sam K. Reed

Class 1 Directors (term expiring in 2008)
Raymond Debbane
John F. Bard
Jonas M. Fagjenbaum

(b)                                 Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 30, 2006 were as follows:

For	Against	Abstentions	Non-votes
95,215,192	87,132	40,552	0

*                    Linda Huett resigned from the Board of Directors effective as of December 30, 2006 and the Board elected David P. Kirchhoff as a director effective December 31, 2006 to serve until the Company’s next Annual Meeting of Shareholders.

ITEM 5.        OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit 10.1

Form of Director Restricted Stock Agreement for Weight Watchers International, Inc. non-employee director restricted stock issued under the 2004 Stock Incentive Plan of Weight Watchers International, Inc.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date:	November 9, 2006	By: /s/ LINDA HUETT
Linda Huett
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 9, 2006	By: /s/ ANN M. SARDINI
Ann M. Sardini
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
Exhibit 10.1

Form of Director Restricted Stock Agreement for Weight Watchers International, Inc. non-employee director restricted stock issued under the 2004 Stock Incentive Plan of Weight Watchers International, Inc.

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