Form 10-K
period 2006-12-30
WEIGHT WATCHERS INTERNATIONAL INC
filed 2007-02-28
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File no. 001-16769

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

Yes ☒        No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐        No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of July 1, 2006, (based upon the average bid and asked price of $41.19 per share of common stock as of June 30, 2006, the last business day of the registrant’s second fiscal quarter of 2006, as quoted on the New York Stock Exchange), was $1,818,401,049. For purposes of this computation, it is assumed that shares of common stock held by our directors, officers and our controlling shareholders would be deemed stock held by affiliates.

The number of shares outstanding of common stock as of February 15, 2007 was 78,621,197.

Documents incorporated by reference: Portions of the registrant’s definitive Proxy Statement for its 2007 annual meeting of shareholders scheduled to be held on May 7, 2007 are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended December 30, 2006.

Weight Watchers International, Inc.

2006 Annual Report on Form 10-K

i

BASIS OF PRESENTATION

Weight Watchers International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Annual Report on Form 10-K, unless the context indicates otherwise: “we”, “us”, and “our” refers to Weight Watchers International, Inc. and all subsidiaries consolidated for purposes of its financial statements, including WeightWatchers.com, Inc. and its subsidiaries; “Weight Watchers International” refers to Weight Watchers International, Inc. and all of its subsidiaries other than WeightWatchers.com, Inc. and subsidiaries of WeightWatchers.com, Inc.; “WeightWatchers.com” refers to WeightWatchers.com, Inc. and its subsidiaries; and “NACO” refers to our North American company-owned meeting operations. Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. References in this Annual Report on Form 10-K to:

•	“fiscal 2000” refers to our fiscal year ended April 29, 2000;

•	“fiscal 2001” refers to our fiscal year ended December 29, 2001;

•	“fiscal 2002” refers to our fiscal year ended December 28, 2002;

•	“fiscal 2003” refers to our fiscal year ended January 3, 2004;

•	“fiscal 2004” refers to our year ended January 1, 2005;

•	“fiscal 2005” refers to our fiscal year ended December 31, 2005;

•	“fiscal 2006” refers to our fiscal year ended December 30, 2006; and

•	“fiscal 2007” refers to our fiscal year ended December 29, 2007.

The following terms used in this Annual Report on Form 10-K are our trademarks: Weight Watchers®, WeightWatchers.com®, POINTS®, TurnAround®, Core Plan® and Weight Watchers On-the-Go™.

PART I

Item 1. Business

Overview

We are a leading global branded consumer company and the leading global provider of weight management services, with a presence in 28 countries around the world. With over four decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight conscious consumers. In 2006, consumers spent over $3.0 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, products sold at meetings, Internet subscription products sold by WeightWatchers.com, licensed products sold in retail channels and magazine subscriptions and other publications.

The high awareness and credibility of our brand among all types of weight-conscious consumers — women and men, consumers online and offline, the support-inclined and the self-help inclined — provide us with a significant competitive advantage and growth opportunity. As the number of overweight and obese people worldwide grows, we believe our global presence and brand awareness uniquely position us to capture an increasing share of the global weight management market through our core meeting business and our additional growth vehicles, such as WeightWatchers.com and our licensing efforts.

In the more than 40 years since our founding, we have built our meeting business by helping millions of people around the world lose weight through a sensible and sustainable diet, exercise, behavior modification and group support. Each week, approximately 1.5 million members attend approximately 50,000 Weight Watchers meetings around the world, which are run by more than 15,000 leaders — each of whom has lost weight on our programs. We are constantly improving our scientifically based weight management approaches, and we are the only commercial weight management program whose efficacy has been clinically proven. Our strong brand, together with the effectiveness of our plans, loyal customer base and unparalleled network and infrastructure, enable us to attract new and returning members efficiently. Our customer acquisition costs are relatively low due to both word of mouth referrals and our efficient mass marketing programs.

Through WeightWatchers.com, we offer Internet subscription weight management products to consumers and maintain an interactive presence on the Internet for the Weight Watchers brand. We believe WeightWatchers.com is the leader in weight management Internet subscription products and has three times the market share of its next largest Internet competitor. Currently, we provide two Internet subscription offerings: Weight Watchers Online and Weight Watchers eTools. Weight Watchers Online provides interactive and personalized resources that allow users to follow our weight management plans via the Internet. Weight Watchers eTools is the Internet weight management companion for Weight Watchers meetings members who want to interactively manage the day-to-day aspects of their weight management plans on the Internet. We currently offer these two products in the United States, the United Kingdom, Canada, Germany and Australia/New Zealand.

Our licensing revenues have been rapidly growing in both the United States and internationally. Companies continue to show an increased interest in licensing our brand and other intellectual property as a platform to build their businesses since the Weight Watchers brand brings high credibility and access to the weight conscious consumer. By partnering with carefully selected companies in categories relevant and helpful to weight conscious consumers, we have created a highly profitable business as well as a powerful vehicle to reinforce the Weight Watchers brand in the minds of our target consumers.

The Global Weight Management Market

We participate in the global weight management market. According to Marketdata Enterprises, the weight management industry had revenue of approximately $46 billion in 2004 in the United States alone. The number of overweight and obese people around the world has steadily increased over the past 20 years and is now estimated at approximately 1.6 billion, primarily driven by improving living standards and changing eating patterns, along with increasingly sedentary lifestyles. According to the Centers for Disease Control and Prevention, between 2003 and 2004, 66% of Americans over the age of 19 were considered overweight and almost half of these were obese. Numerous diseases, including heart disease, high blood pressure and Type II diabetes, are associated with being overweight or obese. We believe the growing population of overweight people who are motivated by both an increasing awareness of the health benefits of weight loss and the desire to improve their appearance is fueling the growth in demand for weight management programs. This growth is also a result of an increasing willingness of employers and governments to promote and contribute towards the cost of weight management programs.

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

Under the Flex Plan, each food has a POINTS value determined by a patented formula based on the food’s calories, fat and dietary fiber. Subject to certain nutritional guidelines, consumers on this plan can eat any food as long as their total food consumption stays within their POINTS value “budget” for the week. Since nutritious foods generally have low POINTS values, this approach guides consumers toward healthier eating habits.

Under the Core Plan, consumers eat from a list of wholesome foods from all the food groups, i.e., core foods that provide eating satisfaction without the need to count POINTS values. These core foods are intended to satisfy consumers’ hunger by directing them to foods with low calorie density that do not trigger over-eating. The Core Plan also permits consumers to eat non-core foods within an allotted weekly POINTS allowance.

Meetings

Clinical studies have shown that consumers who attend Weight Watchers meetings are likely to lose more weight than those who diet on their own. Our group support system remains the cornerstone of our meetings. Members provide each other support by sharing their experiences, their encouragement and empathy with other people experiencing similar weight management challenges. This group support provides the reassurance that no one must overcome their weight management challenge alone. Group support assists members in dealing with issues such as emotional eating and finding time to exercise. We facilitate this support through interactive meetings that encourage learning through group activities and discussions.

We present our program in a series of weekly meetings of approximately one hour in duration. Meetings are conveniently scheduled throughout the day. Typically, we hold meetings in either meeting rooms rented from civic or other community organizations or in leased locations.

In our meetings, our leaders present our program that combines group support and education with a structured approach to food, activity and lifestyle modification developed by credentialed weight management experts. Our more than 15,000 leaders run our meetings and educate members on the Weight Watchers method of successful and sustained weight management. Our leaders also provide inspiration and motivation for our members and are examples of our program’s effectiveness because they have lost weight and maintained their weight loss on our program.

Meetings typically begin with registration and a confidential weigh-in to track each member’s progress. Leaders and receptionists are trained to engage the members at the weigh-in to talk about their weight management efforts during the previous week and to provide encouragement and advice. Part of the meeting is educational, where the leader uses personal anecdotes, games or open questions to demonstrate some of our core weight management strategies, such as self-belief and self-discipline. For the remainder of the meeting, the leader focuses on a variety of topics pre-selected by us, such as seasonal weight management topics, achievements people have made in the prior week and celebrating and applauding individual successes. Discussions can range from dealing with a holiday office party to making time to exercise. The leader encourages substantial participation and discusses supporting products and materials as appropriate. At the end of the meeting, new members are given special instruction in our current weight management plans.

Our leaders help set a member’s weight goal within a healthy range based on body mass index. When members reach their weight goal and maintain it for six weeks, they achieve lifetime member status. This gives them the privilege to attend our meetings free of charge as long as they maintain their weight within a certain range. Successful members also become eligible to apply for positions as leaders. Field management and current leaders constantly identify new leaders from members who have strong interpersonal skills and are personable. Leaders are usually paid on a commission basis.

Our traditional payment structure in our meeting business is a “pay-as-you-go” arrangement. A new member pays an initial registration fee and then a weekly fee for each meeting attended, although free registration is offered as a promotion during certain times of the year. We also offer prepayment plans consisting of pre-paid meeting vouchers and coupons.

In fiscal 2006, we introduced two commitment plans throughout NACO – Season Pass and Monthly Pass. Beginning in the winter diet season of 2006, we offered the Season Pass commitment plan to all of our members across NACO. Members who chose to buy Season Pass prepaid for meetings for a pre-defined 17-week period for an upfront fee of about $155, on average. In fiscal 2006, Season Pass was offered twice for approximately four weeks each at the beginning of the winter and spring diet seasons. In order to focus our leaders and members on the introduction of Monthly Pass, we did not offer a Season Pass in the fall diet season of 2006.

The Monthly Pass commitment plan was first offered throughout NACO in the fall diet season of fiscal 2006. Monthly Pass was offered at an approximate 20% discount to the typical “pay-as-you-go” weekly fee, allowing members to sign up to meetings for $39.95 per month. Monthly Pass is charged automatically to the member’s credit card on a monthly basis until the member elects to cancel. Unlike Season Pass, which can only be bought in a narrow sales window at the beginning of each diet season, Monthly Pass will be available for purchase throughout the year. As part of the Monthly Pass, members receive unlimited access to meetings at this discounted monthly price plus free access to Weight Watchers eTools, the Internet weight management companion for Weight Watchers meetings members.

As of the end of fiscal 2006, less than 20% of our total worldwide attendance was represented by franchised operations. We estimate that, in fiscal 2006, these franchised operations attracted attendance of over 15 million. Franchisees typically pay us a fee equal to 10% of their meeting fee revenues. We have enjoyed a mutually beneficial relationship with our franchisees over many years. In our early years, we used an aggressive franchising strategy to quickly establish a meeting infrastructure to pre-empt competition. Since then we have acquired a large number of franchises and expect to continue to do so.

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

Product Sales

We sell a range of products, including bars, snacks, cookbooks, POINTS value guides, Weight Watchers magazines and POINTS calculators, that complement our weight management plans and help our customers in their weight management efforts. Our emphasis has been on consumables that drive recurring purchases. Our products are designed to be high quality, offer benefits related to the Weight Watchers plans, be competitively priced and be easy to merchandise. We continuously update our products and share best practices around the globe.

We sell our products primarily through our meeting operations and to our franchisees. Recently, we have grown our product sales per attendee by updating our selection of products. In fiscal 2006, sales of our proprietary products represented 24% of our revenues. We intend to continue to optimize our product offerings by updating existing products and selectively introducing new products.

Our WeightWatchers.com Offerings

Through WeightWatchers.com, we are well positioned to benefit from the large self-help market as well as several trends taking place in the Internet marketplace including an increased willingness to access and pay for web content, the proliferation of broadband access and the growth of e-Commerce and Internet advertising. According to comScore, the U.S. paid Internet content market has nearly quadrupled from 2001 to 2005, increasing from $700 million in 2001 to over $2 billion in 2005, with over 78% of U.S. Internet content revenue coming from subscriptions as opposed to individual sales.

Since 2001, we have offered two Internet subscription products in the United States — Weight Watchers Online and Weight Watchers eTools.

Weight Watchers Online

Weight Watchers Online is a product based on the Weight Watchers approach to weight management and is designed to attract self-help-inclined consumers. Weight Watchers Online helps consumers adopt a healthier lifestyle, with a view toward long-term behavior modification—a key aspect of the Weight Watchers approach toward sustainable weight loss. Weight Watchers Online allows consumers to learn how to make healthier food choices and lead a more active lifestyle by providing them with online content, functionality, resources and interactive web-based weight management plans.

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

As of the end of fiscal 2006, WeightWatchers.com had approximately 460,000 active Weight Watchers Online subscribers.

As Weight Watchers Online and Weight Watchers eTools reflect different value propositions, the subscriptions are priced differently. Both subscription products currently offer an initial pre-paid subscription term of one or three months, continuing thereafter on a pre-paid month-to-month basis until canceled. In the United States, Weight Watchers Online costs $65.00 for the initial 3-month term or $46.90 for the initial one-month term. The ongoing monthly fee for Weight Watchers Online is $16.95. In the United States, Weight Watchers eTools costs $29.95 for the initial 3-month term or $12.95 for the initial one-month term. The ongoing monthly fee for Weight Watchers eTools is $12.95. In addition, beginning with the fall diet season in 2006, Weight Watchers eTools has been included for free in purchases by meetings members of the Monthly Pass commitment plan.

We believe WeightWatchers.com’s personalized and interactive Internet subscription products provide consumers with an engaging weight management experience. Our Internet subscription products help customers monitor their weight management efforts, encourage exercise and healthier living, and provide guidance toward healthier eating habits by offering the following interactive resources:

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

We believe men represent an important market opportunity for us and we are developing a version of our Internet subscription products customized for men. Based on our internal research, we believe many men trust the Weight Watchers brand as a source of sensible weight management advice. We believe web-based offerings, combined with appropriate content and imagery will be well suited for men.

We believe we can continue to expand our Internet revenues from sources other than our Internet subscription products. For example, in December 2005 we launched in the United States an online store that sells our products (such as bars, snacks and POINTS calculators) to our Weight Watchers Online subscribers. We are also exploring options to increase our Internet advertising sales.

Licensing and Publishing

Licensing

We license the Weight Watchers brand and other intellectual property in certain categories of food and other consumer products to carefully selected partners. We seek to increase our licensing revenues by targeting sizeable product categories where the Weight Watchers brand can add real value. We have expanded our global licensing team in order to focus on increasing the number of categories and geographies of our licensed products.

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

Selected licensees include:

LICENSEE	PRODUCT
United States
Applebee’s	Casual Dining Restaurant Menu
Conair	Scales
Dawn Foods	Snack Cakes & Muffins
Organic Milling	Ready to Eat Cereals
Russell Stover	Chocolate Candies
Wells Dairy	Ice Cream and Yogurt
Weston Bakeries	Fresh Bread
Morrisons	Hospital Cafeteria Menu

United Kingdom
Anthony Alan Foods	Snack Cakes
Conair	Scales
Yoplait	Yogurt

Continental Europe
Anthony Alan Foods	Snack Cakes
COOP	COOP “Healthy for You” Range
Sara Lee	Meats
Senoble	Yogurt

Australia
Conair	Scales
Nestle	Yogurt

Each licensee is required to include on their packaging information about our services and our products, such as our toll-free numbers and a URL for WeightWatchers.com. This marketing and promotional support reinforces the value of our brand.

We continue to believe there are significant opportunities both in the United States and internationally to take advantage of the strength of the Weight Watchers brand and other intellectual property through additional licensing agreements.

Weight Watchers Magazine

Weight Watchers magazines are published in all of our major markets. In the United States, Weight Watchers Magazine is an important branded marketing channel that is experiencing strong growth. We re-acquired the rights to publish the magazine without the subscriber list in February 2000 and re-launched its publication in May 2000. Since then, we have grown paid circulation from zero to over one million. As of fall 2006, our U.S. magazine had a readership of 6.74 million readers per copy, according to MediaMark, an industry tracking service. In addition to generating revenues from subscription sales and advertising, Weight Watchers Magazine also reinforces the value of our brand and serves as a powerful tool for marketing to both existing and potential customers.

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

Direct Mail and Email

Direct mail is a critical element of our marketing because it targets potential returning members. We maintain databases of current and former customers in each country in which we operate, which we use to focus our direct mailings and email. During fiscal 2006, NACO sent over 25 million pieces of direct mail. Most of these mailings are timed to coincide with the start of the diet seasons and are intended to encourage former meeting members to re-enroll. WeightWatchers.com has made a substantial investment in developing email targeting capabilities and its email promotional vehicles and programs will be an increasingly important customer acquisition vehicle for both our Internet and offline businesses.

WeightWatchers.com Website

The WeightWatchers.com website is an important global promotional channel for our brand and businesses. The website has become an important vehicle for communicating our services and products in greater detail than could be achieved in more traditional advertising vehicles. In addition to being a gateway for our Internet subscription products, the website contributes value to our meeting business by promoting our brand, advertising Weight Watchers meetings and keeping members involved with Weight Watchers outside of meetings through useful offerings, such as a meeting locator, low calorie recipes, weight management articles, success stories and Internet forums. In fiscal 2006, our Meeting Finder feature generated on average over 937,000 meeting searches per month in the United States alone. The Meeting Finder makes it easier than ever for our existing and potential members to find a convenient meeting place and time. WeightWatchers.com now attracts, on average, over 5.0 million unique visitors per month in the United States alone.

National Accounts and At Work Meetings

We believe there is an increasing demand by companies for services and products that can improve the health and well-being of their employees. In response, we launched our National Accounts sales and marketing initiative. We believe our broad range of services and products uniquely positions us to serve this market and help companies reduce their healthcare costs and improve the well-being of their employees. Our National Accounts initiative typically leverages a company’s internal communications to promote our services and products directly to its employees. As part of this strategy, we have built a dedicated national sales and account management team focused on engaging national clients. This national approach to serving companies supplements our existing local At Work meeting efforts to target the corporate market.

Public Relations

The focus of our public relations efforts is through our current and former members who have successfully lost weight on our program. Leaders and successful members engage in local promotions, information presentations and charity events to promote Weight Watchers and demonstrate the program’s efficacy. We currently have over 400 trained media “ambassadors” in the United States as part of our grass roots public relations network.

In addition, we have continued a science-based public relations initiative we launched during the winter diet season of 2005 to capitalize on Weight Watchers position as the only clinically proven commercial weight management program. This has included an increased investment in third party scientific research, the launch of a science center on our website and increased efforts to share our consumer and program insights with leaders in the scientific and medical communities as well as the general public.

Weight Watchers Magazine

In addition to generating revenues from subscription sales and advertising, Weight Watchers Magazine reinforces the value of our brand and serves as an important marketing tool to both existing and potential customers. We offer Weight Watchers magazines in all of our major markets.

Entrepreneurial Management

We run our company in a decentralized and entrepreneurial manner that allows us to develop and test new ideas on a local basis and then implement the most successful ideas across our network. For example, local managers in the United Kingdom were responsible for developing our POINTS weight management system. In addition, many of our meeting products were developed locally and then introduced successfully in other countries. Local managers have strong incentives to adopt and implement the best practices of other regions and to continue to develop innovative new plans.

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

Competition among commercial weight management programs is largely based on program recognition and reputation and the effectiveness, safety and price of the program. In the United States, we compete with several other companies in the commercial weight management industry, although we believe that the businesses are not comparable. For example, many of these competitors’ businesses are based on the sale of pre-packaged meals and meal replacements. Our meetings use group support, education and behavior modification to help our members change their eating habits, in conjunction with flexible food plans that allow members the freedom to choose what they eat. There are no significant group education-based competitors in any of our major markets, except in the United Kingdom. Even there, we have an almost 50% market share, which is more than 60% larger than that of our nearest competitor.

We believe that food manufacturers that produce meal replacement products are not comparable competition because these businesses’ meal replacement products do not engender behavior modification through education in conjunction with a flexible, healthy diet.

We also compete with various self-help diets, products and publications, such as low-carbohydrate diets, which gained in popularity and media exposure beginning in 2003.

History

Early Development

In 1961, Jean Nidetch, the founder of our company, attended a New York City obesity clinic and took what she learned from her personal experience at the obesity clinic and began weight-loss meetings with a group of her overweight friends in the basement of a New York apartment building. Under Ms. Nidetch’s leadership, the group members supported each other in their weight-loss efforts, and word of the group’s success quickly spread. Ms. Nidetch and Al and Felice Lippert, who all successfully lost weight through these efforts, formally launched our business in 1963. Weight Watchers International, Inc. was incorporated as a Virginia corporation in 1974 and succeeded to the business started in New York in 1963. Heinz acquired us in 1978.

Artal Ownership

In September 1999, Artal Luxembourg, S.A., Artal Luxembourg, an indirect subsidiary of Artal Group, S.A., together with its parent and its subsidiaries, Artal, acquired us from Heinz. Subsequent to Artal’s acquisition of us, Artal Luxembourg transferred ownership of its shares in us to Artal Participations and Management S.A. and Artal Holdings Sp. z o.o., each also members of Artal. Currently, Artal Holdings Sp. z o.o. is the only record holder of our shares by Artal.

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

The merger and the redemption transactions were evaluated, negotiated and recommended by a Special Committee of Weight Watchers International’s Board of Directors consisting of its independent directors.

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

Employees and Service Providers

As of December 30, 2006, we had approximately 47,000 employees and service providers. We consider our relations with our employees and service providers to be satisfactory.

Financial Information About Segments and Financial Information About Geographic Areas

Information concerning our operating segments and our geographic areas is set forth in Note 15 of our Consolidated Financial Statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Available Information

Corporate information, press releases and our periodic reports (e.g. 10-K’s, 10-Q’s, 8-K’s) and amendments thereto are available free of charge at www.weightwatchersinternational.com as soon as reasonably practical after such material is electronically filed with or furnished to the SEC (i.e., generally the same day as the filing). Moreover, we also make available free of charge at that site the Section 16 reports filed electronically by our officers, directors and 10 percent shareholders. Usually these are publicly accessible no later than the business day following the filing.

Shareholders may request a free copy of our Code of Business Conduct and Ethics and our Corporate Governance Guidelines at: Weight Watchers International, Inc., Attn: Corporate Secretary, 11 Madison Avenue, 17th Floor, New York, NY 10010, (212) 589-2700.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, in particular, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this Annual Report on Form 10-K and the documents incorporated by reference to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•

competition, including price competition and competition with self-help, pharmaceutical, surgical, dietary supplements and meal replacement products, and other weight management brands, diets, programs and products;

•	risks associated with the relative success of our marketing and advertising;

•	risks associated with the continued attractiveness of our plans;

•	risks associated with general economic conditions and consumer confidence; and

•	the other factors discussed under Item 1A “Risk Factors”.

You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could cause our results to differ materially from those expressed or suggested in any forward-looking statements. Except as required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that occur after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

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

A significant portion of our revenues and operating costs are denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar and the currencies in which our foreign operations receive revenues and pay expenses. We do not currently hedge, and have not historically hedged, our operational exposure to foreign currency fluctuations. Our consolidated financial results are denominated in U.S. dollars and therefore, during times of a strengthening U.S. dollar, our reported international revenues and earnings will be reduced because the local currency will translate into fewer U.S. dollars. In addition, the assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are recorded in shareholders’ equity as accumulated other comprehensive income (loss). Translation adjustments arising from intercompany receivables with our foreign subsidiaries are generally recorded as a component of other expense (income). Accordingly, changes in currency exchange rates will cause our net income and shareholders’ equity to fluctuate.

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

Disputes with our franchise operators could divert our management’s attention from their ordinary responsibilities.

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

We have experienced and expect to continue to experience fluctuations in our quarterly results of operations. Our business is seasonal with revenues generally decreasing at year end and during the summer months. This seasonality could cause our share price to fluctuate as the results of an interim financial period may not be indicative of our full year results. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis. The timing of certain holidays, particularly Easter, which precedes the spring diet season and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in fiscal 2006, Easter fell on April 16, which resulted in the spring diet season beginning later than it did in fiscal 2005. This seasonality could cause our stock price to fluctuate as the comparative change in our results for an interim financial period may not be indicative of our full year results.

In addition, our meeting operations are subject to local conditions beyond our control, including weather, natural disasters and other extraordinary events, that may prevent current or prospective members from attending or joining meetings. For example, our NACO attendance was adversely affected in the third quarter of fiscal 2005 by the impact of Hurricane Katrina and its aftermath, compounded by two subsequent hurricanes. The inability of prospective members to join our meetings at the beginning of a diet season could adversely affect our results of operations throughout the entire diet season.

Third parties may infringe on our brand name and other intellectual property rights, which may have an adverse impact on our business.

We currently rely on a combination of trademark, copyright, trade secret, patent and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights, including our brand name. If we fail to successfully enforce our intellectual property rights, the value of our brand name, products and services could be diminished and our business may suffer. Our precautions may not prevent misappropriation of our intellectual property, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Any legal action that we may bring to protect our brand name and other intellectual property could be unsuccessful and expensive and could divert management’s attention from other business concerns. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property, especially in Internet-related businesses, are uncertain and evolving. We cannot assure you that these evolving legal standards will sufficiently protect our intellectual property rights in the future.

We may in the future be subject to intellectual property rights claims.

Third parties may in the future make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle and could significantly divert management’s attention from other business concerns. In addition, if we were unable to successfully defend against such claims, we may have to pay damages, stop selling the product or service or stop using the software, technology or content found to be in violation of a third party’s rights, seek a license for the infringing product, service, software, technology or content or develop alternative non-infringing products, services, software, technology or content. If we cannot license, develop alternatives or stop using the product, service, software, technology or content for any infringing aspects of our business, we may be forced to limit our product and service offerings. Any of these results could reduce our revenues and our ability to compete effectively, increase our costs and harm our business.

Any failure of our technology or systems to perform satisfactorily could result in expenditure of significant resources, impair our operations or damage our reputation.

We rely on software, hardware, network systems and similar technology that is either developed by us or licensed from third parties to operate our websites and subscription offerings and to maintain the recurring billing system associated with certain of our commitment plans, such as Monthly Pass. As much of this technology is relatively new and complex, there may be future errors, defects or performance problems, including when we update our technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. In addition, our operations depend on our ability to protect our information technology systems against damage from fire, power loss, water, earthquakes, telecommunications failures, vandalism and other malicious acts and similar unexpected adverse events. Interruptions in our offerings or websites could result from unknown hardware defects, insufficient capacity or the failure of our website hosting and telecommunications providers to provide continuous and uninterrupted service. We do not have a fully redundant system that includes an instant back-up hosting facility. As a result of these possible defects or problems, our websites, our subscription products or certain of our commitment plans could be rendered unreliable or be perceived as unreliable by customers. Any failure of our technology or systems could result in the expenditure of significant resources, impair our operations or damage our reputation.

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

An increasing number of states require that customers be notified if a security breach results in the disclosure of their personal financial account or other information. Other states and governmental entities are considering such “notice” laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach and such notice or public disclosure is required in the future, our reputation and our business may be harmed. Privacy concerns among prospective and existing customers regarding our use of personal information collected on our websites or through our products and services, such as weight management information, financial data, email addresses and home addresses, could keep them from using our websites or purchasing our products or services. Industry-wide events or events with respect to our websites, including misappropriation of third-party information, security breaches or changes in industry standards, regulations or laws could deter people from using our websites or purchasing our offerings, which could harm our business.

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

Our financial performance could be affected by our level of debt. As of December 30, 2006, our total debt was $849.2 million. Weight Watchers International had, as of December 30, 2006, total debt of $663.4 million and additional availability under its revolving credit facility of $184.1 million. As of December 30, 2006, WeightWatchers.com had total debt of $185.8 million, which was incurred to finance its redemption of its shares held by Artal in December 2005.

In January 2007, we increased our total debt by approximately $1 billion, which was incurred to finance our tender offer and repay the WeightWatchers.com debt in January 2007 and to purchase a portion of our shares held by Artal in February 2007. As of February 2, 2007, our total debt was $1,857.9 million, comprised of $1,550.0 million outstanding under term loans and $307.9 million outstanding under our revolving credit facility. We also had additional availability under our revolving credit facility of $190.1 million on this date. As of January 26, 2007, WeightWatchers.com had no debt outstanding.

We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on all of our outstanding debt primarily from our operations. Our ability to meet our expenses and debt service obligations thus depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as attitudes toward weight management and pressure from our competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. As described above, in January 2007, we increased our total debt by approximately $1 billion. In fiscal 2007, our interest expense will increase as a result of the increase in our amount of debt.

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

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for exemptions from certain corporate governance requirements.

Artal controls a majority of the voting power of our outstanding common stock. Under the New York Stock Exchange rules, a listed company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and such a company may elect not to comply with certain New York Stock Exchange corporate governance requirements, including (1) the requirement that a majority of the Board of Directors consist of independent directors, (2) the requirement that the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (3) the requirement that the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (4) the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees. We have elected to be treated as a “controlled company.” Accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Our articles of incorporation and bylaws and Virginia corporate law contain provisions that may discourage a takeover attempt.

Provisions contained in our articles of incorporation and bylaws and the laws of Virginia, the state in which we are incorporated, could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Provisions of our articles of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. For example, our articles of incorporation authorize our Board of Directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our shareholders. Thus, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These rights may have the effect of delaying or deterring a change of control of our company. In addition, a change of control of our company may be delayed or deterred as a result of our having three classes of directors or as a result of the shareholders’ rights plan adopted by our Board of Directors. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We are currently headquartered in New York, New York in leased office space. We also have small regional offices within NACO, typically under short term leases. Each of our foreign country operations generally has leased office space.

We typically hold our classes in third-party locations (typically meeting rooms in well-located civic or other community organizations) or space leased in retail centers (typically leased spaces in strip malls for short terms, generally less than five years). As of the end of fiscal 2006, there were approximately 4,400 North America meeting locations, including approximately 3,700 third-party locations and 700 retail centers. In the United Kingdom, there were approximately 5,900 meeting locations, with 100% in third-party locations. In Continental Europe, there were approximately 5,600 meeting locations, with approximately 99% in third-party locations. In Australia and New Zealand, there were approximately 1,000 meeting locations, with approximately 97% in third-party locations.

Item 3. Legal Proceedings

On July 7, 2006, we filed an amended notice of appeal with the U.K. VAT and Duties Tribunal appealing a ruling by Her Majesty’s Revenue and Customs, or HMRC, that from April 1, 2005 Weight Watchers meetings fees in the U.K. should be fully subject to 17.5% standard rated value added tax, or VAT. For over a decade prior to April 1, 2005, HMRC had determined that Weight Watchers meetings fees in the U.K. were only partially subject to 17.5% VAT. It is our view that this prior determination by HMRC should remain in effect and we intend to vigorously pursue this appeal. In January 2007, a hearing before the U.K. VAT and Duties Tribunal on this issue occurred and we await the Tribunal’s decision. In the event our appeal is unsuccessful, we may incur monetary liability in excess of reserves previously recorded, and our U.K. results of operations may be adversely affected in the future.

Due to the nature of our activities, we are also, at times, subject to pending and threatened legal actions that arise out of the normal course of business. We have had and continue to have disputes with certain of our franchisees. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on our results of operations, financial condition or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the last quarter of the fiscal year ended December 30, 2006.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

Set forth below are the names, ages as of December 30, 2006 and current positions with us and our subsidiaries of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of the directors.

Name	Age	Position
David P. Kirchhoff	40	President and Chief Executive Officer, Director
Ann M. Sardini	56	Chief Financial Officer
Thilo Semmelbauer	41	Chief Operating Officer
Jeffrey A. Fiarman	38	Executive Vice President, General Counsel and Secretary
Raymond Debbane(1)	51	Chairman of the Board
Philippe J. Amouyal(1)	48	Director
John F. Bard(1)(2)	65	Director
Marsha Johnson Evans(2)	59	Director
Jonas M. Fajgenbaum	34	Director
Sacha Lainovic	50	Director
Sam K. Reed(2)	59	Director
Christopher J. Sobecki	48	Director

(1)	Member of our Compensation and Benefits Committee.
(2)	Member of our Audit Committee.

David P. Kirchhoff. Mr. Kirchhoff has been a director and our Chief Executive Officer and President since December 31, 2006. Mr. Kirchhoff has served and continues to serve as the Chief Executive Officer and President of WeightWatchers.com since rejoining WeightWatchers.com in June 2004. He also served as our Chief Operating Officer, Europe and Asia from September 2005 until December 2006. Prior to rejoining WeightWatchers.com, Mr. Kirchhoff served as Chief Financial Officer of the Enthusiast Media Group of Primedia, Inc. from September 2003 to June 2004. Mr. Kirchhoff originally joined WeightWatchers.com in January 2000 as Senior Vice President, Strategy and Business Development, and served as Chief Financial Officer of WeightWatchers.com from January 2003 until his departure in August 2003. Prior to joining WeightWatchers.com in January 2000, he was Director of Corporate Strategy and Development for Pepsico, Inc. Previously, Mr. Kirchhoff was a manager and consultant with The Boston Consulting Group in Washington, D.C. He holds a B.S. in Biomedical and Electrical Engineering from Duke University and an M.B.A. from the University of Chicago Graduate School of Business.

Ann M. Sardini. Ms. Sardini has served as our Chief Financial Officer since April 2002 when she joined our company. Ms. Sardini has over 20 years of experience in senior financial management positions in branded media and consumer products companies. Prior to joining us, she served as Chief Financial Officer of VitaminShoppe.com, Inc. from 1999 to 2001, and from 1995 to 1999 she served as Executive Vice President and Chief Financial Officer for the Children’s Television Workshop. In addition, Ms. Sardini has held finance positions at QVC, Inc., Chris Craft Industries and the National Broadcasting Company. Ms. Sardini received a B.A. from Boston College and an M.B.A. from Simmons College Graduate School of Management. Ms. Sardini is also a director of Venaca Inc.

Thilo Semmelbauer. Mr. Semmelbauer has served as our Chief Operating Officer since December 31, 2006. Prior to that time, Mr. Semmelbauer served as our Chief Operating Officer for North America from March 2004 to December 2006 and President and Chief Operating Officer of WeightWatchers.com from February 2000 to March 2004. Prior to WeightWatchers.com, Mr. Semmelbauer was with The Boston Consulting Group in the Consumer Goods, Technology and e-Commerce practices. Previously, Mr. Semmelbauer was in Product

Management at Motorola, Inc. He received his Master of Science degree in Management and Engineering from the Massachusetts Institute of Technology and is a graduate of Dartmouth College.

Jeffrey A. Fiarman. Mr. Fiarman has served as our Executive Vice President, General Counsel and Secretary since May 2006. Prior to that time, Mr. Fiarman served as our Vice President and Associate General Counsel from July 2005 to May 2006 and as General Counsel of WeightWatchers.com since June 2000. He has also been Secretary of WeightWatchers.com since July 2000 and Senior Vice President of WeightWatchers.com since March 2002. Mr. Fiarman also held the position of Vice President, Business Development of WeightWatchers.com from June 2000 to March 2002. Prior to joining WeightWatchers.com, Mr. Fiarman was an attorney with Gibson, Dunn & Crutcher LLP in Washington, D.C. specializing in corporate and tax law, from September 1993 to May 2000. Mr Fiarman holds a B.S. in Economics from The Wharton School of the University of Pennsylvania and a J.D. from Columbia University School of Law.

Raymond Debbane. Mr. Debbane has been the Chairman of our Board of Directors since our acquisition by Artal on September 29, 1999. Mr. Debbane is a co-founder and President of The Invus Group, LLC. Prior to forming The Invus Group, LLC in 1985, Mr. Debbane was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American University of Beirut. Mr. Debbane is a director of Artal Group S.A., and Ceres, Inc. and the Chairman of the Board of Directors of GoldenSource Corporation.

Philippe J. Amouyal. Mr. Amouyal has been a director since November, 2002. Mr. Amouyal is a Managing Director of The Invus Group, LLC, a position he has held since 1999. Previously, Mr. Amouyal was a Vice President and director of The Boston Consulting Group, Inc. in Boston, MA. He holds an M.S. in engineering and a DEA in Management from Ecole Centrale de Paris and was a Research Fellow at the Center for Policy Alternatives of the Massachusetts Institute of Technology. Mr. Amouyal is a director of GoldenSource Corporation and Blue Buffalo Company Ltd.

John F. Bard. Mr. Bard has been a director since November, 2002. Since 1999, Mr. Bard has been a director of the Wm. Wrigley Jr. Company, where he served as Executive Vice President from 1999 to 2000, Senior Vice President from 1990 to 1999, and at the same time serving as Chief Financial Officer from 1990 until his retirement from management in 2000. He began his business career in 1963 with The Procter & Gamble Company in financial management. He subsequently was Group Vice President and Chief Financial Officer and a director of The Clorox Company and later President and a director of Tambrands, Inc., prior to joining Wrigley. Mr. Bard holds a B.S. in business from Northwestern University and an M.B.A. in Finance from the University of Cincinnati. Mr. Bard also serves as a director of The Sun-Times Media Group, Inc.

Marsha Johnson Evans. Ms. Evans has been a director since February 2002. Ms. Evans served as President and Chief Executive Officer of the American Red Cross, the preeminent humanitarian organization in the United States, from August 2002 to December 2005, and previously served as the National Executive Director of Girl Scouts of the U.S.A. from January 1998 to July 2002. A retired Rear Admiral in the United States Navy, Ms. Evans has served as superintendent of the Naval Postgraduate School in Monterey, California from 1995 to 1998 and headed the Navy’s worldwide recruiting organization from 1993 to 1995. Ms. Evans received a B.A. from Occidental College and a Master’s Degree from the Fletcher School of Law and Diplomacy at Tufts University. Ms. Evans is currently a director of Huntsman Corporation, Lehman Brothers Holdings, Inc., Office Depot Inc. and the Naval Academy Foundation.

Jonas M. Fajgenbaum. Mr. Fajgenbaum has been a director since our acquisition by Artal on September 29, 1999. Mr. Fajgenbaum is a Managing Director of The Invus Group, LLC, which he joined in 1996. Prior to joining The Invus Group, LLC, Mr. Fajgenbaum was a consultant for McKinsey & Company in New York from 1994 to 1996. He graduated with a B.S. from the Wharton School of Business and a B.A. in Economics from the University of Pennsylvania. Mr. Fajgenbaum is a director of Elixir Medical Group and BlueMercury, Inc.

Sacha Lainovic. Mr. Lainovic has been a director since our acquisition by Artal on September 29, 1999. Mr. Lainovic is a co-founder and Managing Partner of Invus Financial Advisors, LLC, a New York-based investment firm. From 1985 to 2006, Mr. Lainovic was a co-founder and the Executive Vice President of The Invus Group, LLC. Prior to forming The Invus Group, LLC in 1985, Mr. Lainovic was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business and an M.S. in engineering from Insa de Lyon in Lyon, France.

Sam K. Reed. Mr. Reed has been a director since February 2002. Mr. Reed has over 30 years of experience in the food industry. He is currently the CEO and Chairman of TreeHouse Foods, Inc. Previously Mr. Reed was the CEO of Dean Specialty Foods Holdings, Inc. Formerly, Mr. Reed was Vice Chairman and a director of Kellogg Company, the world’s leading producer of cereal and a leading producer of convenience foods. From 1996 to 2001, Mr. Reed was Chief Executive Officer, President and a director of Keebler Foods Company. Previously, he was Chief Executive Officer of Specialty Foods Corporation’s Western Bakery Group division. Mr. Reed received a B.A. from Rice University and an M.B.A. from Stanford Graduate School of Business. Mr Reed is a director of the Tractor Supply Company and TreeHouse Foods, Inc.

Christopher J. Sobecki. Mr. Sobecki has been a director since our acquisition by Artal on September 29, 1999. Mr. Sobecki, a Managing Director of The Invus Group, LLC, joined the firm in 1989. He received an M.B.A. from Harvard Business School. He also obtained a B.S. in Industrial Engineering from Purdue University. Mr. Sobecki is also a director of Nitromed Inc., GoldenSource Corporation, Eduventures, LLC and BlueMercury, Inc.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange, or the NYSE. Our common stock trades on the NYSE under the symbol “WTW.”

The following table sets forth, for the period indicated, the high and low sales prices per share for our common stock as reported on the NYSE consolidated tape.

Fiscal 2006 (Year ended December 30, 2006)

	High	Low
First Quarter	$54.11	$45.51
Second Quarter	$51.67	$40.01
Third Quarter	$45.35	$37.49
Fourth Quarter	$52.87	$42.11

Fiscal 2005 (Year ended December 31, 2005)

	High	Low
First Quarter	$47.49	$40.51
Second Quarter	$54.00	$40.07
Third Quarter	$58.95	$50.88
Fourth Quarter	$53.81	$44.69

We made no stock repurchases during the quarter ended December 30, 2006.

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding an additional $250.0 million to this program. Under this program, we will not purchase shares held by Artal. This program currently has no expiration date.

On December 18, 2006, we commenced a tender offer in which we sought to acquire up to 8.3 million shares of our common stock at a price between $47.00 and $54.00 per share. Prior to the tender offer, we entered into an agreement with Artal whereby Artal agreed to sell us at the same price as determined in the tender offer the number of our shares necessary to keep its percentage ownership in us at substantially the same level after the tender offer. Artal also agreed not to participate in the tender offer so that it would not affect the determination of the price in the tender offer. The tender offer expired at midnight on January 18, 2007, and on January 26, 2007, we repurchased approximately 8.5 million shares at a price of $54.00 per share. The 8.5 million shares repurchased are comprised of the 8.3 million shares we offered to purchase and 0.2 million shares purchased pursuant to our right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, we purchased 10.5 million of our shares from Artal at a purchase price of $54.00 per share pursuant to our prior agreement with Artal.

Holders

The approximate number of holders of record of our common stock as of February 15, 2007 was 370. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

On February 16, 2006, our Board of Directors authorized the initiation of a quarterly cash dividend of $0.175 per share of our outstanding common stock, which corresponds to an annual dividend rate of $0.70 per share. The initial quarterly dividend was paid on April 7, 2006 to shareholders of record at the close of business on March 24, 2006. On May 25, 2006, our Board of Directors declared a dividend of $0.175 per share for the second quarter of fiscal 2006, which was paid on July 14, 2006 to shareholders of record as of June 30, 2006. On August 29, 2006, our Board of Directors declared a dividend of $0.175 per share for the third quarter of fiscal 2006, which was paid on October 13, 2006 to shareholders of record as of September 29, 2006. On December 14, 2006 our Board of Directors declared a dividend of $0.175 per share for the fourth quarter of fiscal 2006, which was paid on January 12, 2007 to shareholders of record as of December 29, 2006. Prior to these dividends, we had not declared or paid any cash dividends on our common stock since our acquisition by Artal in 1999.

Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors they may deem relevant. Our Board of Directors may decide at any time to decrease the amount of dividends or discontinue the payment of dividends based on these factors. The WWI Credit Facility also contains restrictions on our ability to pay dividends on our common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends” for a description of the WWI Credit Facility and these restrictions.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 30, 2006:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,923,156	$30.29	1,729,519
Equity compensation plans not approved by security holders	—	—	—

Total	2,923,156	$30.29	1,729,519

(1)	Consists of 2,641,347 shares of our common stock issuable upon the exercise of outstanding options and 281,809 shares of our common stock issuable upon the vesting of restricted stock units awarded under our 2004 Stock Incentive Plan and our 1999 Stock Purchase and Option Plan.

(2)	Includes weighted average exercise price of stock options outstanding of $33.52 and restricted stock units of $0.

Item 6.	Selected Financial Data

The following schedule sets forth our selected financial data for the last five fiscal years.

SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	Fiscal 2006 (52 weeks)	Fiscal 2005 (52 weeks)	Fiscal 2004 (52 weeks)	Fiscal 2003 (53 weeks)	Fiscal 2002 (52 weeks)
Revenues, net	$1,233.3	$1,151.3	$1,024.9	$943.9	$809.6
Net income	$209.8	$174.4	$183.1	$143.9	$143.7
Working capital (deficit)	$(81.8)	$(38.2)	$(26.8)	$(19.5)	$22.1
Total assets	$1,002.4	$835.5	$816.2	$770.7	$609.9
Long-term obligations	$830.2	$741.4	$466.1	$454.3	$436.3

Earnings per share:
Basic	$2.13	$1.70	$1.75	$1.35	$1.35

Diluted	$2.11	$1.67	$1.71	$1.31	$1.31

Dividends declared per common share	$0.70	—	—	—	—

Items Affecting Comparability

Several events occurred during each of the last five fiscal years that affect the comparability of our financial statements. The nature of these events and their impact on underlying business trends are as follows:

Consolidation/Acquisition of WeightWatchers.com

On April 3, 2004, we adopted the provisions of FASB Interpretation No. 46R, “Variable Interest Entities,” and began consolidating the results of WeightWatchers.com. Upon adoption, we recorded a charge of $11.9 million, including a tax charge of $9.9 million, in the fiscal quarter ended April 3, 2004 for the cumulative effect of this accounting change. This charge reflects the cumulative impact to our results of operations had WeightWatchers.com been consolidated since its inception in September 1999. Beginning on April 3, 2004, our consolidated balance sheet includes the balance sheet of WeightWatchers.com. Effective at the beginning of the second quarter of fiscal 2004, our consolidated statement of operations and statement of cash flows include the results of WeightWatchers.com. All intercompany balances have been eliminated.

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

On June 24, 2005, Weight Watchers International amended certain provisions of the WWI Credit Facility to allow for the December 16, 2005 redemption by WeightWatchers.com of its shares held by Artal.

On December 16, 2005, WeightWatchers.com borrowed $215.0 million pursuant to two credit facilities, or the WW.com Credit Facilities, consisting of (i) a five year, senior secured first lien term loan facility in an aggregate principal amount of $170.0 million and (ii) a five and one-half year, senior secured second lien term loan facility in an aggregate principal amount of $45.0 million.

On May 8, 2006, we entered into a refinancing to reduce our effective interest rate while increasing our borrowing capacity and extending the maturities of borrowings under the WWI Credit Facility. In connection with the refinancing, we increased our term loans from $293.4 million to $350.0 million. The additional funds of $55.6 million were used to pay down the revolving line of credit. Also, in connection with this refinancing, Weight Watchers International’s then existing revolving line of credit was repaid and replaced with a new revolving line of credit which increased borrowing capacity from $350 million to $500 million. In connection with this refinancing, we incurred expenses of $1.3 million.

Franchise Acquisitions

Acquisitions of Indiana, Eastern Canada, Suffolk, Western Michigan, Greece and Italy. On July 27, 2006, we acquired certain assets of our Indiana franchise for a purchase price of approximately $25.0 million. On August 17, 2006, we acquired substantially all of the assets of our eastern Canadian franchise and of Vale Printing Limited for a net purchase price of approximately $50.8 million. On November 2, 2006, we acquired substantially all of the assets of our Suffolk County, New York franchise for a purchase price of approximately $24.5 million. On December 11, 2006, we acquired substantially all of the assets of our western Michigan franchise for a purchase price of approximately $37.3 million. These acquisitions were financed through cash from operations. These acquisitions have been accounted for as purchases and earnings have been included in our consolidated operating results since the respective dates of the acquisitions. On December 11, 2006, we reacquired our franchise rights in Greece and Italy for an aggregate amount of $4.4 million.

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

Reversal of Tax Reserves

During the third quarter of fiscal 2004, we recorded a tax benefit by reversing a $5.5 million accrued but no longer necessary tax liability resulting from the September 1999 recapitalization and stock repurchase transaction with Heinz. In the fourth quarters of fiscal 2005 and fiscal 2004, we recorded a tax benefit by reversing a $0.9 million and $2.8 million state tax reserve, respectively, with respect to accrued but no longer necessary state tax liabilities. During the fourth quarter of fiscal 2004, WeightWatchers.com received a benefit of $5.5 million from its deferred tax asset as a result of the utilization of net operating loss carryforwards. Also in the fourth quarter of fiscal 2004, due to the then recent trend in profitability of WeightWatchers.com, it was concluded that it was more likely than not that WeightWatchers.com would fully realize the benefit of its deferred tax assets. As such, WeightWatchers.com reversed all of its remaining valuation allowance, except for $1.5 million relating to its foreign operations. Also in the fourth quarter of fiscal 2005, due to the recent trend in profitability of certain of WeightWatchers.com’s foreign operations, it was concluded that it was more likely than not that these foreign operations would fully realize the benefit of its deferred tax assets. As such, WeightWatchers.com reversed all but $0.6 million of its remaining valuation allowance relating to its foreign operations. This amount was subsequently reversed in fiscal 2006 due to the utilization of the net operating loss carryforwards. During the fourth quarter of fiscal 2006, we recorded a net tax benefit of $6.3 million by reversing tax reserves which due to the resolution of certain tax matters were no longer necessary, partially offset by adjustments to our tax valuation allowance for foreign tax net operating loss carryforwards.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the “Selected Financial Data” included in Item 6 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Item 15 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements discussed in “Cautionary Notice Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, without limitation, those discussed in “Risk Factors” included in Item 1A of this Annual Report on Form 10-K.

Overview

We are a leading global branded consumer company and the leading global provider of weight management services, with a presence in 28 countries around the world. With over four decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight conscious consumers. In 2006, consumers spent over $3.0 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, products sold at meetings, Internet subscription products sold by WeightWatchers.com, licensed products sold in retail channels and magazine subscriptions and other publications. On a consolidated basis, from fiscal 2002 through fiscal 2006, our revenues and operating income have grown at a compound annual growth rate of 11.1% and 6.4%, respectively.

We currently have two operating segments: Weight Watchers International and WeightWatchers.com. Since April 3, 2004, we have consolidated WeightWatchers.com, initially pursuant to FASB Interpretation No. 46R, “Variable Interest Entities,” or, FIN 46R and beginning with the second quarter of fiscal 2005, pursuant to Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, as a result of increasing our ownership interest in WeightWatchers.com to a controlling interest as of July 2, 2005 and to a 100% interest as of December 16, 2005.

We derive our revenues principally from:

•	Meeting fees. Members pay us fees to attend our weekly meetings.

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

The following table sets forth our revenues by category for the past five fiscal years.

Revenue Sources

(in millions)

	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Meetings fees	$723.1	$681.1	629.1	$607.2	$520.7
Product sales	293.3	285.5	274.6	276.8	237.6
Online revenues	129.4	109.7	65.0	—	—
Licensing, franchise royalties and other	87.5	75.0	56.2	59.9	51.3

Total	$1,233.3	$1,151.3	$1,024.9	$943.9	$809.6

From fiscal 2002 through fiscal 2006, our revenues have increased at a compound annual growth rate of 11.1%. This increase is principally a result of:

•

Increased meeting fees. From fiscal 2002 to fiscal 2006, meeting fees grew at a compound annual rate of 8.6% led by our Continental European operations, which grew at a compound annual rate of 14.2%. This growth resulted from increases in our attendance, program innovations, pricing actions taken in many of our markets and higher frequency of commitment plans, as well as our acquisitions of franchise operations over that period. From 2002 to 2006, our average meeting fee per attendee increased from $9.42 to $11.84.

•

Increased product sales. Global product sales have grown at a compound annual rate of 5.4% from fiscal 2002 to fiscal 2006 led by our Continental European operations, which grew at a compound annual rate of 13.4%. Product sales growth resulted from higher attendance volume and from successful new product launches. In our meetings, we have increased average product sales per attendee from $3.30 to $3.94 over the same period.

•

Consolidation of WeightWatchers.com. Effective April 3, 2004, we began consolidating WeightWatchers.com. As a result of this consolidation, we have included $65.0 million, $109.7 million and $129.4 million of WeightWatchers.com revenues in our results of operations for fiscal 2004, fiscal 2005 and fiscal 2006, respectively.

•

Increased licensing revenues. Licensing revenues grew at a compound annual rate of 72.9% from fiscal 2002 to fiscal 2006 primarily as a result of our increased focus on expanding the number of Weight Watchers branded products worldwide and the reversion to us at the end of the third quarter of fiscal 2004 of revenues from certain third party licenses that had been paid to Heinz up until that time.

As shown in the chart below, our worldwide annual attendance (including the aforementioned acquisitions of franchise operations) in our company-owned operations has grown by 10.5%, from 55.3 million for fiscal 2002 to 61.1 million for fiscal 2006.

Meeting Attendance in Company-Owned Operations

(in millions)

	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
North America	35.4	33.5	32.3	34.6	30.8
United Kingdom	11.6	12.6	13.0	12.8	11.9
Continental Europe	11.1	11.6	11.2	10.1	9.2
Other international	3.0	3.2	3.4	3.3	3.4

Total	61.1	60.9	59.9	60.8	55.3

Beginning in late 2003, our NACO attendance growth was adversely affected by increased media exposure to and the resulting popularity of low-carbohydrate diets, which continued through 2004. Beginning in the third quarter of fiscal 2004 through the first quarter of fiscal 2005, the declines in organic NACO attendance (excluding the impact of acquisitions) versus prior year periods steadily improved from minus 16.7% in the second quarter of fiscal 2004 to minus 13.9% in the third quarter of fiscal 2004 to minus 8.7% in the fourth quarter of fiscal 2004 and to minus 5.1% in the first quarter of fiscal 2005. After that, NACO attendance versus prior year periods moved into positive territory and has posted increases since, up 5.3%, 2.5% and 6.5% in the second, third and fourth quarters of fiscal 2005, respectively. The third quarter of fiscal 2005 grew at a slower pace due to the impact of Hurricane Katrina and its aftermath, compounded by two subsequent hurricanes. In fiscal 2006, attendance for the full year grew at a rate of 5.7%, 2.9% without the benefit of acquisitions.

In the United Kingdom, after four years of attendance increases, attendance declined 3.1% in fiscal 2005 and 7.4% in 2006. The declining trend began as a result of a negative member and leader reaction to a new program innovation launched in January 2005. During the past 18 months, we have worked to simplify the program, improve the meeting experience, and strengthen the quality of our field management and leader force. As a result, over the course of fiscal 2006, the negative UK attendance trend has reversed from a negative 17.2% year-over-year decline in the first quarter, to an 11.6% decline in the second quarter, to increases of 0.4% and 7.0% in third and fourth quarters of fiscal 2006, respectively.

In Continental Europe, attendance increased 1.1 million in fiscal 2004 primarily as a result of the program innovation in the third quarter. We maintained this increased attendance in Continental Europe in fiscal 2005, however in fiscal 2006, attendances in Continental Europe declined by 4.4%. After a 6.3% increase in the first quarter of fiscal 2006, Continental Europe’s attendances started to decline, 7.2% in the second quarter, 7.8% in the third quarter and 10.6% in the fourth quarter. We believe that most of this weakness has been the result of ineffective marketing and the resultant lack of new enrollments for never members. In addition, up until fiscal 2006, Continental Europe saw attendance growth in every year since fiscal 2000. We believe that the growth of the business outpaced the expertise of the local management, and we are in the process of strengthening these teams.

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

The Weight Watchers International operating segment has consistently generated operating income margins of 30% or more from fiscal 2001 to fiscal 2005, even while making significant investments in strengthening our management teams, particularly in North America and Continental Europe, and putting in place a stronger global marketing infrastructure. In fiscal 2006, the operating income margin dipped slightly below, to 29.2%, as a result of costs associated with the ramp up of our new Monthly Pass commitment plan in NACO.

Performance Indicators and Market Trends

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•	net revenues, which are an indicator of our overall business growth;

•	attendance;

•	meeting fee revenue per attendee and in-meeting product sales per attendee;

•	the number of WeightWatchers Online subscribers; and

•	operating expenses as a percentage of revenue, which are an indicator of the efficiency of our business and our ability to manage our business to budget.

We believe that our revenues and profitability can be sensitive to major trends in the weight management industry. In particular, we believe that our business could be adversely impacted by:

•	the temporary emergence of fad diets;

•	a decrease in the effectiveness of our marketing and advertising programs;

•	a failure to develop innovative new products and services;

•	the development of more favorably perceived or more effective weight management methods, including pharmaceuticals; and

•	an impairment of the Weight Watchers brand and other intellectual property.

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

The transactions described above relating to WeightWatchers.com were evaluated, negotiated and recommended by a Special Committee of Weight Watchers International’s Board of Directors consisting of its independent directors.

Franchise Acquisitions

From time to time, we repurchase franchise territories. Since the beginning of fiscal 2001, we have acquired 13 franchise operations for a total of approximately $571.2 million. These acquisitions are typically accretive to our earnings per share. For fiscal 2006, the attendance of our remaining franchise operations accounted for less than 20% of total worldwide attendance at Weight Watchers meetings.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to inventories, the impairment analysis for goodwill and other indefinite-lived intangible assets, share-based compensation, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other factors and assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies are most important to the portrayal of our financial condition and results of operations and require our most significant judgments and estimates.

Revenue Recognition

We earn revenue by conducting meetings, selling products in our meetings and to our franchisees, selling Internet subscription products, collecting commissions from franchisees, collecting royalties related to licensing agreements and selling advertising space in and copies of our magazine. We charge non-refundable registration fees in exchange for an introductory information session and materials we provide to new members in our meeting business. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Revenue from meeting fees, product sales, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customer, and commissions and royalties are earned. Advertising revenue is recognized when ads are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. Deferred revenue, consisting of prepaid meeting fees, such as Monthly Pass and Season Pass, and magazine subscription revenue, is amortized into income over the period earned. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

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

Goodwill and Other Indefinite-lived Intangible Assets

Finite-lived intangible assets are being amortized using the straight-line method over their estimated useful lives of three to 20 years. In accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” we review these assets for potential impairment on at least an annual basis. We performed fair value impairment testing as of December 30, 2006 and December 31, 2005 on our goodwill and other indefinite-lived intangible assets and determined that the carrying amounts of these assets did not exceed their respective fair values, and therefore, no impairment existed. When determining fair value, we utilize various assumptions, including projections of future cash flows and interest rates. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. Upon such an event, we would be required to record a corresponding charge, which would impact earnings. We would also be required to reduce the carrying amounts of the related assets on our balance sheet. We continue to evaluate these estimates and assumptions and believe that these assumptions are appropriate.

Derivative Instruments and Hedging

Prior to the extinguishment of our euro denominated 13% Senior Subordinated Notes in 2004, we entered into forward and swap contracts to hedge payments arising from those foreign currency denominated obligations. We currently enter into interest rate swaps to hedge a substantial portion of our variable rate debt.

We account for our hedging instruments under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendments, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement on Derivative Instruments and Hedging Activities,” which require that all derivative financial instruments be recorded on the consolidated balance sheet at fair value as either assets or liabilities. Fair value adjustments for qualifying derivative instruments are recorded as a component of other comprehensive income and will be included in earnings in the periods in which earnings are affected by the hedged item. Fair value adjustments for non-qualifying derivative instruments are recorded in our results of operations.

Consolidation

On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), to clarify when an entity should consolidate another entity known as a variable interest entity (“VIE”). The standard required that, under certain circumstances, separate businesses with some common ownership be consolidated for financial reporting purposes. Upon adoption of the original FIN 46, we did not meet those circumstances, and we therefore did not consolidate WeightWatchers.com’s financial statements into our fiscal 2003 and prior reported financial statements.

On December 24, 2003, the FASB issued FIN 46R, which replaced FIN 46. FIN 46R is applicable for financial statements issued for reporting periods after March 15, 2004. FIN 46R requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses, will receive a majority of the VIE’s expected residual returns, or both.

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

As discussed above, WeightWatchers.com is now a wholly-owned subsidiary of Weight Watchers International. Therefore, we consolidate 100% of the results of WeightWatchers.com under the traditional rules of consolidation rather than under the provisions of FIN 46R. Since we adopted FIN 46R on the last day of the first quarter of fiscal 2004, commencing in the second quarter of fiscal 2005 and forward, our quarterly consolidated results are comparable with respect to the inclusion of WeightWatchers.com’s results.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to opening retained earnings. We have substantially completed our evaluation and do not believe that the adoption of FIN 48 will have a material impact on our financial statements.

Capitalized Software Development

We follow the provisions of AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, or SOP 98-1, which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. These costs are amortized to cost of revenue over a period of three years, the estimated useful life of the software. We periodically evaluate for impairment capitalized software development costs by considering, among other factors, whether the software is still expected to provide substantive service potential, and whether a significant change is being made or will be made to the software.

Share-Based Compensation

We adopted the provisions of FAS 123R, “Share-Based Payment” on January 1, 2006. Upon adopting this standard, we began recognizing the cost of all share-based awards based on their estimated grant-date fair value over the related service period of such awards. In accordance with FAS 123R, we have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and have begun to recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro forma disclosures. We have not restated the results of prior periods.

The fair value of restricted stock units and vested shares is determined by the market price of our common stock on the date of grant. The fair value of option awards is estimated on the date of grant using the Black- Scholes option pricing model, which requires estimates of the expected term of the option, the volatility of the Company’s stock price, the risk-free interest rate and the expected dividend yield. We recognize expense for all share-based awards based on the fair value of the number of awards we estimate will fully vest. A change in these underlying assumptions will cause a change in the estimated fair value of share-based awards and the underlying expense recorded. We continue to evaluate these estimates and assumptions and believe that these assumptions are appropriate.

Results of Operations

As explained above under “Critical Accounting Policies,” since April 3, 2004, we have consolidated WeightWatchers.com, initially pursuant to FIN 46R and beginning with the second quarter of fiscal 2005, pursuant to Accounting Research Bulletin No. 51, “Consolidated Financial Statements” as a result of our increased ownership interest in WeightWatchers.com.

Comparison of Fiscal 2006 (52 weeks) to Fiscal 2005 (52 weeks)

The table below shows the consolidated income statements for the years ended December 30, 2006 and December 31, 2005. As a result of the July 2, 2005 transaction, which increased Weight Watchers International’s ownership in WeightWatchers.com from approximately 20% to approximately 53%, our consolidated results for fiscal 2005 included certain transaction-related expenses in the amount of $46.4 million, as further explained in Note 3 to the Consolidated Financial Statements. The table below shows the consolidated income statements for fiscal 2006 and fiscal 2005 on a comparable basis adjusted for these fiscal 2005 transaction expenses.

		Fiscal 2005
	Fiscal 2006	Reported Results	Less Transaction Expenses	Reported Results Less Transaction Expenses	Increase / (Decrease)
	(in millions, except per share amounts)
Revenues	$1,233.3	$1,151.3	$—	$1,151.3	$82.0
Cost of revenues	557.1	520.7	—	520.7	36.4

Gross profit	676.2	630.6	—	630.6	45.6
Marketing expenses	158.9	158.3	—	158.3	0.6
Selling, general and administrative expenses	137.3	169.8	46.4	123.4	13.9

Operating income	380.0	302.5	(46.4)	348.9	31.1
Interest expense, net	49.5	21.0	—	21.0	28.5
Other (income)/expense, net	(1.4)	2.2	—	2.2	(3.6)
Early extinguishment of debt	1.3	—	—	—	1.3

Income before taxes	330.6	279.3	(46.4)	325.7	4.9
Provision for income taxes	120.8	104.9	(18.8)	123.7	(2.9)

Net income	$209.8	$174.4	$(27.6)	$202.0	$7.8

Weighted average diluted common shares outstanding	99.4	104.2	104.2	104.2

Diluted EPS	$2.11	$1.67	$(0.27)	$1.94	$0.17

As the table shows, our reported net income was $209.8 million for fiscal 2006, an increase of $35.4 million from $174.4 million for fiscal 2005. Our net income for the year ended December 30, 2006 included $9.4 million of incremental expense related to non-cash share-based compensation, partially as a result of our January 2006 adoption of FAS 123(R), and a $6.3 million net benefit from the reversal of income tax reserves and an adjustment to a valuation allowance. Net income for fiscal 2006 of $209.8 million, including these items, increased $7.8 million or 3.9% from $202.0 million in fiscal 2005, adjusted for the above transaction expenses.

Net revenues were $1,233.3 million for the year ended December 30, 2006, an increase of $82.0 million or 7.1%, from $1,151.3 million for fiscal 2005. The revenue increase of $82.0 million was driven by a $42.0 million increase in meeting fees, a $19.7 million increase in online revenues, a $10.5 million increase in licensing revenues, a $7.9 million increase in product sales and a $1.9 million increase in other revenues.

For fiscal 2006, total meeting fees were $723.1 million, versus $681.1 million for the same period in the prior fiscal year, an increase of $42.0 million or 6.2% including the negative impact of foreign currency translation. While attendance volumes in the period increased in NACO compared to the prior year period, these gains were mostly offset by declines in attendance in the UK and Continental Europe, resulting in a 0.2% increase in total worldwide attendance to 61.1 million, from 60.9 million in the prior year.

In NACO, meeting fees for fiscal 2006 were $471.8 million, up $54.8 million or 13.1%, from $417.0 million for fiscal 2005. Attendances grew 5.7% versus the prior year period to 35.4 million including the impact of acquisitions, 2.9% without the benefit of acquisitions. Meeting fee growth outpaced attendance growth in the period, with the average meeting fee per attendee up 7.1% over the prior year. The increase in meeting fee per attendee resulted from the positive impact of our two new commitment plans, Season Pass and Monthly Pass, and from a one dollar price rise in approximately 40% of our markets. With Season Pass, a pricing plan which was first launched throughout NACO for our 2006 winter diet season and offered again in the spring, members pay in advance, in full, for 17 consecutive weeks of meetings at a discounted price. Monthly Pass, first introduced in our 2006 fall diet season, is a recurring billing model whereby the member authorizes us to charge her credit card on a monthly basis, at a discounted rate, until the member elects to cancel. The increase in the average meeting fee arises because not all members who purchase Season Pass and Monthly Pass will attend all the meetings for which they have paid.

International company-owned meeting fees were $251.3 million for fiscal 2006, a decrease of $12.8 million or 4.8%, from $264.1 million for fiscal 2005. On a local currency basis, meeting fee revenues declined 4.7% from the comparable prior year period. International meeting fees were negatively impacted by a 7.4% decline in UK attendance, from 12.6 million in fiscal 2005 to 11.6 million in fiscal 2006, and a 4.4% decline in Continental Europe attendance, from 11.6 million in fiscal 2005 to 11.1 million in fiscal 2006. In the first quarter of fiscal 2006, UK attendances declined by 17.2%, but the trend improved to negative 11.6% in the second quarter, and returned to growth in the third and fourth quarters, up 0.4% and 7.0%, respectively. In Continental Europe, attendances increased 6.3% in the first quarter of fiscal 2006 but began a decline in the second quarter, down 7.2%, which continued into the third and fourth quarters, down 7.8% and 10.6%, respectively. In Continental Europe, we believe that most of the weakness has been the result of ineffective marketing and the resultant lack of new enrollments for never members. In addition, up until fiscal 2006, Continental Europe saw attendance growth in every year since fiscal 2000. We believe that the growth of the business outpaced the expertise of the local management, and we are in the process of strengthening these teams.

Worldwide product sales for fiscal 2006 were $293.3 million, up $7.9 million or 2.8% from $285.4 million for fiscal 2005. NACO product sales posted strong growth, up 13.2% or $19.0 million to $163.3 million in fiscal 2006. This increase is the result of higher attendance volume coupled with improved penetration of our in-meeting consumable product offerings. In addition, E-Commerce was launched in the US in late fiscal 2005 and generated $4.8 million of sales in fiscal 2006. Internationally, product sales decreased 7.9% or $11.1 million, to $130.0 million due primarily to the decline in attendance volume and the negative impact of foreign currency exchange rates. On a local currency basis, international product sales declined 7.4%.

Online revenues grew $19.7 million or 18.0%, to $129.4 million for fiscal 2006 from $109.7 million for fiscal 2005, the result of a 15.3% increase in end of period active Weight Watchers Online subscribers, from 399,000 at the end of fiscal 2005 to 460,000 at the end of fiscal 2006. In addition, online advertising revenues grew $1.5 million or 74.2% to $3.6 million for fiscal 2006.

Other revenue, comprised primarily of licensing revenues and our publications, was $68.3 million for fiscal 2006, an increase of $12.7 million or 22.8%, from $55.6 million for fiscal 2005. Licensing revenues increased $10.5 million or 27.7% worldwide. The US licensing business grew on the strength of increased distribution of existing licenses, including ice cream and cakes, while international revenues grew on the strength of both existing and new licenses. Advertising revenue increased $1.4 million.

Franchise royalties were $12.7 million domestically and $6.5 million internationally for fiscal 2006. Total franchise royalties of $19.2 million were down 1.0% from $19.4 million in the prior fiscal year. Excluding our recently acquired franchises, domestic franchise royalties rose 4.1% while international franchise royalties rose 8.2%.

Cost of revenues was $557.1 million for the fiscal 2006, an increase of $36.4 million or 7.0%, from $520.7 million for fiscal 2005. Gross profit margin of 54.8% of sales for fiscal 2006 remained consistent with the prior year margin.

Marketing expenses remained essentially flat, up $0.6 million or 0.4% to $158.9 million for fiscal 2006, from $158.3 million for fiscal 2005. Marketing expenses in the first quarter of fiscal 2006 declined $7.2 million or 11.8%, largely the result of timing. Our spring marketing campaign shifted into the second quarter of fiscal 2006 because of a three-week late Easter holiday, April 16th this year versus March 27th last year. In addition, the U.K.’s marketing expense was more front-loaded in fiscal 2005 for the launch of the Switch innovation. Furthermore, our fiscal 2006 and fiscal 2007 international winter diet season direct mail expense was incurred in the fourth quarter of fiscal 2005, and fiscal 2006, respectively. In fiscal 2005, our winter diet season direct mail expense was incurred in the first quarter of fiscal 2005, when mailed. For the remainder of fiscal 2006, marketing expenses increased $7.8 million or 8.1%. The higher spending on marketing in the remainder of the year was partially due to the timing of Easter, as mentioned above, and in support of the newly acquired territories coupled with increased offline advertising to support the WeightWatchers.com business. Marketing, as a percentage of revenues declined to 12.9% for fiscal 2006, as compared to 13.7% in the prior year.

Selling, general and administrative expenses were $137.3 million for fiscal 2006 as compared to $169.8 million for fiscal 2005, a decrease of $32.5 million or 19.1%. Fiscal 2005 selling, general and administrative expenses included $46.4 million of transaction-related expenses. Excluding these transaction-related expenses from fiscal 2005, selling, general and administrative expenses were up $13.9 million, or 11.3% for fiscal 2006 versus the comparable adjusted prior year period. Approximately $9.4 million of the increase in selling, general and administrative expenses is attributable to higher non-cash share-based compensation expense, the majority of which is due to the expensing of stock options in accordance with FAS 123(R), which was adopted at the beginning of fiscal 2006. Selling, general and administrative expenses were 11.1% of revenues for fiscal 2006 including the impact of incremental non-cash share-based compensation, as compared to 10.7% in fiscal 2005 after eliminating transaction expenses from that period. On a reported basis, selling, general and administrative expenses were 14.7% of revenues in fiscal 2005.

Operating income was $380.0 million for fiscal 2006, an increase of $77.5 million or 25.6%, from $302.5 million for fiscal 2005. The operating income margin for fiscal 2006 was 30.8%, as compared to 26.3% for the prior year. Excluding transaction-related expenses in fiscal 2005 due to the WeightWatchers.com acquisition, operating income increased $31.1 million, or 8.9%, from $348.9 million for fiscal 2005. On a comparable basis, the operating income margin improved 50 basis points from 30.3% in the prior year to 30.8% in the current year.

Net interest charges increased $28.5 million to $49.5 million for fiscal 2006, as compared to $21.0 million for fiscal 2005. Our average debt outstanding rose $341.8 million from the December 2005 level. At the end of fiscal 2005, WeightWatchers.com put in place credit facilities of $215 million, at a higher interest rate than our previously existing debt, as the final stage of its acquisition by Weight Watchers International. The remaining increase in our average debt outstanding was due to share repurchases and the reactivation of our franchise acquisition program. Our effective interest rate rose from 4.94% for fiscal 2005, to 6.48% for fiscal 2006.

For fiscal 2006, we reported other income of $1.4 million as compared to other expense of $2.2 million in fiscal 2005. The $3.6 million increase is primarily the result of foreign currency fluctuations on intercompany transactions.

In connection with the early extinguishment of debt resulting from the 2006 refinancing of the WWI Credit Facility, we recorded a charge of $1.3 million relating to the write-off of a portion of the deferred financing costs associated with our old debt.

Our effective tax rate for fiscal 2006 was 36.5%, as compared to 37.6% for fiscal 2005. In fiscal 2006, we recognized a net tax benefit of $6.3 million by reversing tax reserves which due to the resolution of certain tax matters, were no longer necessary, partially offset by adjustments to our tax valuation allowance for foreign tax net operating loss carryforwards.

Comparison of Fiscal 2005 (52 weeks) to Fiscal 2004 (52 weeks)

As a result of the July 2, 2005 transaction which increased Weight Watchers International’s ownership in WeightWatchers.com from approximately 20% to approximately 53%, our consolidated results for fiscal 2005 include certain transaction-related expenses.

The table below shows the consolidated income statements for fiscal 2005 and fiscal 2004 on a comparable basis adjusted for these fiscal 2005 transaction expenses.

	Fiscal 2005
	Reported Results	Less Transaction Expenses	Reported Results Less Transaction Expenses	Fiscal 2004	Increase / (Decrease)
	(in millions, except per share amounts)
Consolidated Results
Revenues	$1,151.3	$—	$1,151.3	$1,024.9	$126.4
Cost of revenues	520.7	—	520.7	487.1	33.6

Gross profit	630.6	—	630.6	537.8	92.8
Marketing expenses	158.3	—	158.3	134.8	23.5
Selling, general and administrative expenses	169.8	46.4	123.4	97.1	26.3

Operating income	302.5	(46.4)	348.9	305.9	43.0
Interest expense, net	21.0	—	21.0	16.8	4.2
Other (income)/expense, net	2.2	—	2.2	(4.7)	6.9
Early extinguishment of debt	—	—	—	4.3	(4.3)

Income before taxes and cumulative effect of accounting change	279.3	(46.4)	325.7	289.5	36.2
Provision for income taxes	104.9	(18.8)	123.7	94.5	29.2

Income before cumulative effect of accounting change	174.4	(27.6)	202.0	195.0	7.0
Cumulative effect of accounting change	—	—	—	(11.9)	11.9

Net income	$174.4	$(27.6)	$202.0	$183.1	$18.9

Weighted average diluted common shares outstanding	104.2	104.2	104.2	107.0
Diluted EPS	$1.67	$(0.27)	$1.94	$1.71	$0.23

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

In NACO, meeting fees for fiscal 2005 were $417.0 million, up 11.8% from $373.1 million in the prior fiscal year. NACO meeting fee growth was primarily driven by a price increase in approximately 40% of NACO for the full year of fiscal 2005, and an additional approximately 20% of NACO beginning in September 2005; and by a 3.5% increase in NACO attendance over the comparable prior year period.

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

Cost of revenues was $520.7 million for fiscal 2005, an increase of $33.6 million, or 6.9%, from $487.1 million for fiscal 2004. Gross profit margin of 54.8% of sales in fiscal 2005 increased 230 basis points from 52.5% of sales in the prior year. A number of factors contributed to this margin expansion: price increases in NACO and the United Kingdom meeting fees and in the WeightWatchers.com subscription fee; less frequent discounting of product sales; and strong growth in our high margin licensing business. Further, WeightWatchers.com’s margin has increased as it has leveraged its existing infrastructure while growing its business.

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

Selling, general and administrative expenses were $169.8 million for fiscal 2005, an increase of $72.7 million from $97.1 million for fiscal 2004. During fiscal 2005, we recorded $46.4 million of non-recurring transaction-related expenses related to the acquisition of the additional ownership interest in WeightWatchers.com. These transaction related expenses were primarily compensation charges associated with the buyout of employee stock options, and expenses associated with the relocation of WeightWatchers.com’s headquarters. In addition, there are certain recurring transaction related expenses which will be ongoing, but declining, for the next few years. These recurring expenses include amortization related to the acquired intangible assets with a definite life and compensation expense for restricted stock units granted to WeightWatchers.com employees in exchange for unvested WeightWatchers.com stock options. During fiscal 2005, we recorded $2.5 million for these expenses.

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

In fiscal 2004, $4.3 million of expenses were recorded associated with the early extinguishment of debt as a result of the first quarter fiscal 2004 refinancing of the WWI Credit Facility, undertaken to move a large portion of our fixed Term Loans to the Revolver, (see “Liquidity and Capital Resources—Sources and Uses of Cash—

Long-Term Debt” for a description of our Term Loans and our Revolver) and the third quarter fiscal 2004 repurchase and retirement of the remaining $15.5 million of our 13% Senior Subordinated Notes. These expenses included the write-off of unamortized debt issuance costs from prior refinancings and the recognition of fees associated with these refinancing transactions.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 30, 2006 and December 31, 2005, the balance sheets of WeightWatchers.com are fully consolidated with Weight Watchers International, and therefore the consolidated balance sheets for both periods are comparable.

Balance Sheet

Comparing the balance sheet at December 30, 2006 with that at December 31, 2005, our cash balance increased by $6.0 million from $31.5 million to $37.5 million. Our working capital deficit at December 30, 2006 was $81.8 million compared to $38.2 million at December 31, 2005, an increase of $43.6 million. Excluding the change in cash, the working capital deficit increased by $49.6 million from December 31, 2005 to December 30, 2006. Approximately $9.1 million of the increase in negative working capital is operational, largely the result of a $5.0 million increase in deferred revenue for member prepayments associated with our new commitment plans and a $4.1 million net increase in operating items including payables/accrued expenses (up $32.6 million), partially offset by higher inventories, prepaid expenses and receivables (up $28.5 million). In addition to these operational factors, we have a payable related to declaring but not yet paying our $17.1 million fourth quarter dividend for which there was no corresponding dividend declared in fiscal 2005. Other increases to negative working capital totaled $23.4 million, a combination of a $14.2 million increase in the current portion of our long-term debt, and $9.2 million of utilization of WeightWatchers.com’s net operating loss carryforwards, which reduced our deferred taxes.

Capital spending has averaged approximately $19.3 million annually over the three fiscal years ended December 30, 2006 and has consisted primarily of leasehold improvements, furniture and equipment for meeting locations and information system and web-site development expenditures. In fiscal 2006, we invested more heavily in information systems. As a result, capital spending was $31.0 million in fiscal 2006, as compared to $19.4 million in fiscal 2005.

Cash Flow

For fiscal 2006 and 2005, the statement of cash flows for WeightWatchers.com is fully consolidated with our statement of cash flows. For fiscal 2004, the statement of cash flows for WeightWatchers.com was fully consolidated only for the nine months ended January 1, 2005. For the first quarter of fiscal 2004, the cash flows for WeightWatchers.com were reflected on a single line entitled “Impact of Consolidating WeightWatchers.com” in the amount of $5.7 million.

Sources and Uses of Cash

Fiscal 2006

At the end of fiscal 2006, cash and cash equivalents were $37.5 million, an increase of $6.0 million from the end of fiscal 2005. Cash flows provided by operating activities were $265.8 million, including $37.0 provided by WeightWatchers.com’s operating activities. The cash provided by operations was driven by our net income of $209.8 million, changes in our working capital and differences between book and cash taxes. Investing activities utilized $171.4 million, including $140.4 million for our fiscal 2006 franchise acquisitions and $31.0 million for capital spending. Net cash used for financing activities totaled $90.9 million, including $151.7 million used to repurchase 3.6 million shares of our common stock pursuant to our stock repurchase plan, and $51.8 million used to pay dividends, offset by net proceeds from borrowings of $103.0 million. See Part II, Item 5 of this Annual Report on Form 10-K for more information regarding our stock repurchase plan.

Fiscal 2005

At the end of fiscal 2005, cash and cash equivalents were $31.5 million, a decrease of $3.7 million from the end of the fiscal 2004. Cash flows provided by operating activities in fiscal 2005 were $296.8 million. Cash provided by WeightWatchers.com’s operating activities was $46.2 million. The decrease in cash provided by operating activities in fiscal 2006 from fiscal 2005 is partially due to a change in the classification of the tax benefit for stock options and restricted stock units. In fiscal 2005, this benefit was included in cash provided by operations, but with the adoption of FAS 123(R) in fiscal 2006, this benefit is included in cash provided by financing activities. Investing activities utilized $400.3 million of cash, including $380.8 million for the acquisition of the remaining interests in WeightWatchers.com and $19.4 million for capital spending. Net cash provided for financing activities totaled $103.2 million, comprised of net borrowings of $277.0 million and the use of $176.0 million for the repurchase of 3.7 million shares of our common stock pursuant to our stock repurchase plan.

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

Long-Term Debt

The WWI Credit Facility consists of a term loan, or Term Loan and a revolving line of credit, or Revolver. The WeightWatchers.com credit facilities consisted of first and second lien term loans, or the WW.com Credit Facilities. As of December 30, 2006, Weight Watchers International had debt of $663.4 million and had additional availability under its $500.0 million Revolver of $184.1 million. As of December 30, 2006, WeightWatchers.com had debt of $185.8 million. Our total debt outstanding was $849.2 million at December 30, 2006 and $746.1 million at December 31, 2005, respectively.

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

On December 16, 2005, WeightWatchers.com borrowed $215.0 million pursuant to two credit facilities, consisting of (i) a five year, senior secured first lien term loan in an aggregate principal amount of $170.0 million and (ii) a five and one-half year, senior secured second lien term loan facility in an aggregate principal amount of $45.0 million.

In May 2006, we entered into a refinancing to reduce our effective interest rate while increasing our borrowing capacity and extending the maturities of borrowings under the WWI Credit Facility. In connection with the refinancing, we increased our term loans from $293.4 million to $350.0 million. The additional funds of $55.6 million were used to pay down the revolving line of credit. Also, in connection with this refinancing, WWI’s then existing line of credit was repaid and replaced with a new revolving line of credit which increased borrowing capacity from $350.0 million to $500.0 million. In connection with this refinancing, we incurred expenses of $1.3 million.

In January 2007, in connection with the tender offer (as discussed in Item 5 herein), we increased our debt capacity by adding an Additional Term Loan A in the amount of $700 million and a new Term Loan B in the amount of $500 million. We utilized $185.8 million of these proceeds to pay off the WW.com Credit Facilities. The Additional Term Loan A and the Term Loan B mature in January 2013 and January 2014, respectively. As of February 2, 2007, our total debt was $1,857.9 million.

At December 30, 2006, December 31, 2005 and January 1, 2005, our debt consisted entirely of variable-rate instruments. The average interest rate on our debt was approximately 6.8%, 6.1%, and 4.1% per annum at December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

The following schedule sets forth our long-term debt obligations (and interest rates) at December 30, 2006 (as existed prior to our January 2007 refinancing):

Long-Term Debt

At December 30, 2006

(Balances in millions)

	Balance	Interest Rate
WWI Revolver due 2011	$313,375	6.51%
WWI Term Loan A due 2011	350,000	6.27%
WW.com First Lien Term Loan	140,784	7.62%
WW.com Second Lien Term Loan	45,000	10.36%

Total Debt	849,159
Less Current Portion	18,922

Total Long-Term Debt	$830,237

The WWI Term Loan A and the WWI Revolver bear interest at an annual rate equal to LIBOR plus 0.875% or, at Weight Watchers International’s option, the alternate base rate (as defined in the WWI Credit Facility). In addition to paying interest on outstanding principal under the WWI Credit Facility, Weight Watchers

International is required to pay a commitment fee to the lenders under the WWI Revolver with respect to the unused commitments at a rate equal to 0.175% per year.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict Weight Watchers International’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires Weight Watchers International to maintain specified financial ratios and satisfy financial condition tests. At December 30, 2006, WWI complied with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future domestic subsidiaries. Substantially all the assets of Weight Watchers International collateralize the WWI Credit Facility.

The WW.com First Lien Term Loan bore interest at a rate equal to LIBOR plus 2.25% per annum, or, at WeightWatchers.com’s option, the alternate base rate, as defined, plus 1.25% per annum. The WW.com Second Lien Term Loan bore interest at a rate equal to LIBOR plus 4.75% per annum or, at WeightWatchers.com’s option, the alternate base rate, as defined, plus 3.75% per annum.

Loans outstanding under the WW.com Credit Facilities (i) were required to be prepaid with certain percentages of excess cash flow and net cash proceeds of asset sales, issuances, offerings or placements of debt obligations of WeightWatchers.com and issuances of equity securities of WeightWatchers.com; and (ii) were permitted to be voluntarily prepaid at any time in whole or in part without premium or penalty, with certain exceptions depending on the date of payment. The rights and priorities of the lenders under the WW.com Credit Facilities were governed by an intercreditor agreement.

The WW.com Credit Facilities contained customary covenants, including affirmative and negative covenants that, in certain circumstances, restricted WeightWatchers.com’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell WeightWatchers.com assets and enter into consolidations, mergers and transfer of all or substantially all of WeightWatchers.com’s assets. The WW.com Credit Facilities also required WeightWatchers.com to maintain specified financial ratios and satisfy financial condition tests, which became more restrictive over time. At December 30, 2006, WeightWatchers.com had complied with all of the required financial ratios and also had met all of the financial condition tests. The WW.com Credit Facilities contained customary events of default. Upon the occurrence of an event of default under the WW.com Credit Facilities, the lenders thereunder could have ceased making loans and declared amounts outstanding to be immediately due and payable. Each of WW.com’s existing and future domestic subsidiaries had guaranteed the WW.com Credit Facilities, which facilities were secured by substantially all the assets of WeightWatchers.com and these subsidiaries. Weight Watchers International did not guarantee the WW.com Credit Facilities.

As discussed above, the WW.com Credit Facilities were fully repaid in January 2007.

On June 16, 2006, Standard & Poor’s confirmed its “BB” rating for WeightWatchers International’s corporate credit and assigned a “BB+” rating to the WWI Credit Facility. On September 22, 2006, Moody’s assigned a “Ba1” rating to WeightWatchers International’s corporate credit and the WWI Credit Facility.

Dividends

On February 16, 2006, our Board of Directors authorized the initiation of a quarterly cash dividend of $0.175 per share of our common stock, which corresponds to an annual dividend rate of $0.70 per share. The initial quarterly dividend was paid on April 7, 2006 to shareholders of record at the close of business on March 24, 2006. On May 25, 2006, our Board of Directors declared a dividend of $0.175 per share for the second quarter of fiscal 2006, which was paid on July 14, 2006 to shareholders of record as of June 30, 2006. On August 29, 2006, our Board of Directors declared a dividend of $0.175 per share for the third quarter of fiscal 2006, which was paid on October 13, 2006 to shareholders of record as of September 29, 2006. On December 14, 2006 our Board of Directors declared a dividend of $0.175 per share for the fourth quarter of fiscal 2006, which was paid on January 12, 2007 to shareholders of record as of December 29, 2006.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends so long as we are not in default under our credit agreement. However, payment of extraordinary dividends shall not exceed $150 million in any fiscal year if net debt to EBITDA is greater than 2.5:1 and investment grade rating date (as defined in the credit agreement) has not occurred. We do not expect this restriction to impair our ability to pay dividends, but it could do so.

Contractual Obligations

We are obligated under non-cancelable operating leases primarily for office and rent facilities. Consolidated rent expense charged to operations under all our leases for fiscal 2006 was approximately $29.1 million.

The impact that our contractual obligations as of December 30, 2006 are expected to have on our consolidated liquidity and cash flow in future periods is as follows:

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
		(in millions)
Long-Term Debt(1)
Principal	$849.2	$18.9	$90.4	$739.9	$—
Interest	$234.8	$58.0	$110.2	$66.6	$—
Operating Leases	$92.9	$24.4	$30.0	$16.0	$22.5

Total	$1,176.9	$101.3	$230.6	$822.5	$22.5

(1)	Due to the fact that all of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of December 30, 2006 remains constant for all periods presented.

The following schedule sets forth our pro forma long-term debt obligations, assuming our January 2007 refinancing had been completed as of December 30, 2006.

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Long-Term Debt
Principal	$1,863.4	$22.5	$202.5	$883.4	$755.0
Interest	634.2	127.1	244.4	181.4	81.3

	$2,497.6	$149.6	$446.9	$1,064.8	$836.3

Debt obligations due to be repaid in the next 12 months are expected to be satisfied with operating cash flows. We believe that cash flows from operating activities, together with borrowings available under our Revolver, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

Acquisitions

WeightWatchers.com Acquisition

Pursuant to a merger agreement effective July 2, 2005, the last day of our second quarter of fiscal 2005, Weight Watchers International increased its ownership interest in WeightWatchers.com from approximately 20% to approximately 53% for a total cash outlay of $136.4 million including $107.9 million paid to WeightWatchers.com and $28.5 million paid to the non-Artal shareholders. Further to this, on December 16, 2005, WeightWatchers.com redeemed all of the equity interests in WeightWatchers.com owned by Artal for the aggregate cash consideration of $304.8 million. As a result of this redemption, WeightWatchers.com is a wholly-owned subsidiary of Weight Watchers International.

Franchise Acquisitions

On December 11, 2006, we acquired substantially all of the assets of our western Michigan franchise for a purchase price of approximately $37.3 million that was financed through cash from operations.

On December 11, 2006, we reacquired our franchise rights in Greece and Italy for an aggregate $4.4 million.

On November 2, 2006, we acquired substantially all of the assets of our Suffolk County, New York franchise for a purchase price of approximately $24.5 million that was financed through cash from operations.

On August 17, 2006, we acquired substantially all of the assets of our eastern Canadian franchise and of Vale Printing Limited for a net purchase price of approximately $50.8 million that was financed through cash from operations.

On July 27, 2006, we acquired certain assets of our Indiana franchise for a purchase price of approximately $25.0 million that was financed through cash from operations.

On August 22, 2004, we completed the acquisition of certain assets of our Fort Worth franchise for a purchase price of $30.0 million that was financed through cash from operations.

On May 9, 2004, we completed the acquisition of certain assets of our Washington, D.C. area franchise for a purchase price of $30.5 million that was financed through cash from operations.

Stock Transactions

On December 18, 2006, we commenced a tender offer in which we sought to acquire up to 8.3 million shares of our common stock at a price between $47.00 and $54.00 per share. Prior to the tender offer, we entered into an agreement with Artal whereby Artal agreed to sell us at the same price as is determined in the tender offer the number of our shares necessary to keep its percentage ownership in us at substantially the same level after the tender offer. Artal also agreed not to participate in the tender offer so that it would not affect the determination of the price in the tender offer. The tender offer expired at midnight on January 18, 2007, and on January 26, 2007, we repurchased approximately 8.5 million shares at a price of $54.00 per share. The 8.5 million shares repurchased are comprised of the 8.3 million shares we offered to purchase and 0.2 million shares purchased pursuant to our right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, we purchased 10.5 million of our shares from Artal at a purchase price of $54.00 per share pursuant to our prior agreement with Artal.

From fiscal 2003 through fiscal 2005, we purchased 9.2 million shares of common stock in the open market for a total purchase price of $381.9 million, and in fiscal 2006, we purchased 3.6 million shares of common stock in the open market for a total purchase price of $151.7 million.

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under the program.

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

Related Parties

For a discussion of related party transactions affecting us, see “Item 13. Certain Relationships and Related Transactions” in Part III of this Annual Report on Form 10-K.

Seasonality

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring diet season and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in fiscal 2006, Easter fell on April 16, which means that the pre-summer diet season began later than it did in fiscal 2005. Our operating income for the first half of the year is generally the strongest. While WeightWatchers.com experiences similar seasonality in terms of new subscriber signups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to opening retained earnings. We have substantially completed our evaluation and do not believe that the adoption of FIN 48 will have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial

Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency fluctuations and interest rate changes. Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt. Due to the repurchase and retirement of the remaining balance of our 13% Senior Subordinated Notes in 2004, we no longer have any fixed rate borrowings outstanding at December 30, 2006. Therefore, market interest rates no longer affect the fair value of our long-term debt balances. Since 100% of our debt is now variable rate based, any changes in market interest rates will cause an equal change in our net interest expense.

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

Fluctuations in currency exchange rates may impact our shareholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the period. The resulting translation adjustments are recorded in shareholders’ equity as accumulated other comprehensive income (loss). In addition, fluctuations in the value of the euro will cause the U.S. dollar translated amounts to change in comparison to prior periods.

Each of our subsidiaries, other than WeightWatchers.com, derives revenues and incurs expenses primarily within a single country and, consequently, does not generally incur currency risks in connection with the conduct of normal business operations.

Item 8. Financial Statements and Supplementary Data

This information is incorporated by reference to the “Consolidated Financial Statements and Notes” on pages F-1 through F-32, including the report thereon of PricewaterhouseCoopers LLP on page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange

Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls are effective at the reasonable assurance level.

In addition, there was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter (the fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect our internal control over financial reporting.

In fiscal 2007, we are in the process of upgrading some of our information systems, which will result in the automation of certain key processes. As we migrate to this new environment, our management takes appropriate actions to ensure the continuity of key controls, and the transitions are reviewed as part of our testing of internal controls as they relate to the reliability of financial reporting and the preparation and fair presentation of our consolidated financial statements.

Management’s Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2006, the end of fiscal 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management, under the supervision and with the participation of our principal executive officer and principal financial officer, concluded that, as of December 30, 2006, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; Principal Accountant Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K; and (ii) the information regarding certain company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth above.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Items 15(a) 1 & 2

Pages
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 30, 2006 and December 31, 2005	F-4

Consolidated Statements of Operations for the fiscal years ended December 30, 2006 , December 31, 2005 and January 1, 2005	F-5

Consolidated Statements of Changes in Shareholders’ Equity (Deficit), for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005	F-6

Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005	F-7

Notes to Consolidated Financial Statements	F-8

Schedule II—Valuation and Qualifying Accounts and Reserves for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005	S-1

All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Weight Watchers International, Inc.:

We have completed integrated audits of Weight Watchers International, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page F-1 present fairly, in all material respects, the financial position of Weight Watchers International, Inc. and its subsidiaries (the “Company”) at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

New York, New York

February 28, 2007

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	December 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,504	$31,476
Receivables (net of allowances: December 30, 2006—$1,673 and December 31, 2005—$1,882)	40,324	28,040
Inventories, net	38,548	31,678
Prepaid expenses	34,927	25,638
Deferred income taxes	3,443	10,878

TOTAL CURRENT ASSETS	154,746	127,710
Property and equipment, net	31,033	20,775
Franchise rights acquired	691,903	555,604
Goodwill	51,329	51,305
Trademarks and other intangible assets	21,027	8,837
Deferred income taxes	43,931	61,917
Deferred financing costs, net	5,296	6,145
Other noncurrent assets	3,127	3,198

TOTAL ASSETS	$1,002,392	$835,491

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$18,922	$4,700
Accounts payable	31,891	19,714
Dividend payable	17,062	—
Salaries and wages	35,909	30,688
Other accrued liabilities	73,789	51,337
Income taxes payable	6,457	13,710
Deferred income taxes	9,063	7,250
Deferred revenue	43,439	38,489

TOTAL CURRENT LIABILITIES	236,532	165,888
Long-term debt	830,237	741,425
Deferred income taxes	—	26
Other	3,990	8,803

TOTAL LIABILITIES	1,070,759	916,142

Commitments and contingencies (Note 14)

SHAREHOLDERS’ DEFICIT
Dividend to Artal Luxembourg S.A.	(304,835)	(304,835)
Common stock, $0 par 1,000,000 shares authorized; 111,988 shares issued and outstanding	—	—
Treasury stock, at cost, 14,486 shares at December 30, 2006 and 11,410 shares at December 31, 2005	(540,318)	(390,864)
Retained earnings	770,539	609,053
Accumulated other comprehensive income	6,247	5,995

TOTAL SHAREHOLDERS’ DEFICIT	(68,367)	(80,651)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,002,392	$835,491

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 30, 2006	December 31, 2005	January 1, 2005
	(52 weeks)	(52 Weeks)	(52 Weeks)
Meeting fees, net	$723,088	$681,097	$629,097
Product sales and other, net	380,817	360,497	330,833
Online revenues	129,420	109,657	64,989

Revenues, net	1,233,325	1,151,251	1,024,919

Cost of meetings, products and other	523,669	493,910	468,312
Cost of online subscriptions	33,496	26,772	18,810

Cost of revenues	557,165	520,682	487,122

Gross profit	676,160	630,569	537,797
Marketing expenses	158,942	158,252	134,791
Selling, general and administrative expenses	137,170	169,825	97,121

Operating income	380,048	302,492	305,885
Interest expense	49,532	20,969	16,759
Other (income)/expense, net	(1,447)	2,208	(4,685)
Early extinguishment of debt	1,321	—	4,264

Income before income taxes and cumulative effect of accounting change	330,642	279,315	289,547
Provision for income taxes	120,817	104,913	94,522

Income before cumulative effect of accounting change	209,825	174,402	195,025
Cumulative effect of accounting change, net of tax	—	—	(11,941)

Net income	$209,825	$174,402	$183,084

Basic Earnings Per Share:
Income before cumulative effect of accounting change	$2.13	$1.70	$1.86
Cumulative effect of accounting change, net of tax	—	—	(0.11)

Net income	$2.13	$1.70	$1.75

Diluted Earnings Per Share:
Income before cumulative effect of accounting change	$2.11	$1.67	$1.82
Cumulative effect of accounting change, net of tax	—	—	(0.11)

Net income	$2.11	$1.67	$1.71

Weighted average common shares outstanding:
Basic	98,719	102,747	104,704

Diluted	99,426	104,203	106,985

Dividends declared per common share	$0.70	—	—

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Dividend to Artal Luxembourg S.A.	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at January 3, 2004	111,988	$—	5,639	$(48,421)	$6,266	$—	$223,343	$181,188
Comprehensive Income:
Net income							183,084	183,084
Translation adjustment, net of taxes of ($650)					(673)			(673)
Changes in fair value of derivatives accounted for as hedges, net of taxes of ($128)					201			201

Total Comprehensive Income								182,612

Stock options exercised			(732)	2,955			(1,076)	1,879
Tax benefit of stock options exercised							7,678	7,678
Purchase of treasury stock			4,668	(177,081)				(177,081)
Compensation expense on restricted stock awards							143	143
Cumulative effect of accounting change							20	20

Balance at January 1, 2005	111,988	$—	9,575	$(222,547)	$5,794	$—	$413,192	$196,439
Comprehensive Income:
Net income							174,402	174,402
Translation adjustment, net of taxes of $853					(1,272)			(1,272)
Changes in fair value of derivatives accounted for as hedges, net of taxes of ($942)					1,473			1,473

Total Comprehensive Income								174,603

Issuance of treasury stock under employee stock plans			(1,897)	7,663			(3,951)	3,712
Tax benefit of stock options exercised							26,770	26,770
Exercise of WW.com warrants							(4,261)	(4,261)
Dividend to Artal Luxembourg S.A.						(304,835)		(304,835)
Purchase of treasury stock			3,732	(175,980)				(175,980)
Compensation expense on restricted stock awards							2,901	2,901

Balance at December 31, 2005	111,988	$—	11,410	$(390,864)	$5,995	$(304,835)	$609,053	$(80,651)
Comprehensive Income:
Net income							209,825	209,825
Translation adjustment, net of taxes of $(675)					699			699
Changes in fair value of derivatives accounted for as hedges, net of taxes of $287					(447)			(447)

Total Comprehensive Income								210,077

Issuance of treasury stock under stock plans			(551)	2,224			2,947	5,171
Tax benefit of restricted stock units vested and stock options exercised							6,234	6,234
Secondary offering fees							(455)	(455)
Cash dividends declared							(68,854)	(68,854)
Purchase of treasury stock			3,627	(151,678)				(151,678)
Compensation expense on share-based awards							11,789	11,789

Balance at December 30, 2006	111,988	$—	14,486	$(540,318)	$6,247	$(304,835)	$770,539	$(68,367)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 30, 2006	December 31, 2005	January 1, 2005
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities:
Net income	$209,825	$174,402	$183,084
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of accounting change	—	—	11,941
Depreciation and amortization	13,351	12,817	8,935
Amortization of deferred financing costs	1,529	879	1,308
Share-based compensation expense	11,789	2,901	143
Gain on settlement of hedge	—	—	(1,255)
Deferred tax provision	28,819	11,184	22,023
Unrealized loss (gain) on derivative instruments	—	—	1,318
Repayments from equity investee	—	—	(4,916)
Allowance for doubtful accounts	(153)	629	728
Reserve for inventory obsolescence, other	6,990	6,044	5,474
Foreign currency exchange rate (gain) loss	(1,075)	1,576	(803)
Early extinguishment of debt	1,321	—	4,264
Compensation expense associated with the WW.com acquisition	—	43,590	—
Tax benefit of stock options exercised	—	26,770	7,678
Other items, net	(356)	2,714	144
Changes in cash due to:
Receivables	(10,656)	(9,125)	(6,193)
Inventories	(9,250)	(6,014)	2,718
Prepaid expenses	(9,292)	6,302	(549)
Accounts payable	10,737	(1,026)	(1,067)
Accrued liabilities	23,852	25,102	(676)
Deferred revenue	2,453	13,225	4,533
Income taxes	(14,106)	(15,174)	13,606

Cash provided by operating activities	265,778	296,796	252,438

Investing activities:
Capital expenditures	(14,329)	(14,634)	(5,163)
Web site development expenditures	(5,083)	(3,184)	(1,557)
Capitalized software expenditures	(11,614)	(1,615)	(810)
Repayments from equity investee	—	—	4,916
Cash paid for acquisitions	(140,374)	(380,832)	(61,881)
Other items, net	29	(2)	(1,379)

Cash used for investing activities	(171,371)	(400,267)	(65,874)

Financing activities:
Net increase in short-term borrowings	—	1,329	(1,609)
Proceeds from borrowings	202,500	65,000	321,000
Payments on long-term debt	(449,466)	(3,000)	(456,055)
Proceeds from new term loan	350,000	215,000	150,000
Repayment of high-yield loan	—	—	(15,541)
Proceeds from settlement of hedge	—	—	1,255
Premium paid on extinguishment of debt and other costs	—	—	(1,331)
Payment of dividends	(51,792)	—	—
Secondary offering fees	(455)	—	—
Tax benefit of restricted stock units vested and stock options exercised	6,234	—	—
Deferred financing costs	(1,980)	(3,758)	(2,896)
Purchase of treasury stock	(151,678)	(175,980)	(177,081)
Proceeds from stock options exercised	5,779	4,563	1,879

Cash (used for)/provided by financing activities	(90,858)	103,154	(180,379)

Effect of exchange rate changes on cash and cash equivalents and other	2,479	(3,365)	(164)
Impact of consolidating WeightWatchers.com	—	—	5,693

Net increase/(decrease) in cash and cash equivalents	6,028	(3,680)	11,714
Cash and cash equivalents, beginning of fiscal year	31,476	35,156	23,442

Cash and cash equivalents, end of fiscal year	$37,504	$31,476	$35,156

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and its wholly-owned subsidiaries, which effective December 16, 2005 includes WeightWatchers.com, Inc. and its subsidiaries (collectively, “WeightWatchers.com” or “WW.com”). From the second quarter of 2004 through the second quarter of 2005, WW.com was consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). As a result of Weight Watchers International Inc’s increased ownership interest in WW.com (see Note 2), beginning with the third quarter of 2005, WW.com is consolidated pursuant to Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”

The term “the Company” as used throughout this document is used to indicate Weight Watchers International, Inc. and its wholly owned subsidiaries. The term “WWI” as used throughout this document is used to indicate Weight Watchers International and its wholly-owned subsidiaries other than WeightWatchers.com.

2.	Summary of Significant Accounting Policies

Fiscal Year:

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal years 2006, 2005 and 2004 contained 52 weeks. WeightWatchers.com’s fiscal year ends on December 31st of each year. This difference in fiscal years does not have a material effect on the consolidated financial statements.

Consolidation:

On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), to clarify when an entity should consolidate another entity known as a variable interest entity (“VIE”). The standard required that, under certain circumstances, separate businesses with some common ownership be consolidated for financial reporting purposes. Upon adoption of the original FIN 46, the Company would not have met those circumstances, and it therefore would not have consolidated WeightWatchers.com’s financial statements.

On December 24, 2003, the FASB issued FIN 46R, which replaced FIN 46. FIN 46R is applicable for financial statements issued for reporting periods after March 15, 2004. FIN 46R requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses, will receive a majority of the VIE’s expected residual returns, or both.

Based on the revisions in FIN 46R, WWI was required to reevaluate its relationship with its affiliate and licensee, WeightWatchers.com. In the course of this reevaluation, it determined that WeightWatchers.com was a VIE under FIN 46R and that WWI was its primary beneficiary. Effective April 3, 2004, the Company consolidated WeightWatchers.com. In accordance with the provisions of FIN 46R, the Company recorded a charge of $11,941, including a tax charge of $9,866, in the quarter ended April 3, 2004 for the cumulative effect of this accounting change. This charge reflected the cumulative impact to the Company’s results of operations had WeightWatchers.com been consolidated since its inception in September 1999. Beginning in the first fiscal quarter ended April 3, 2004, the Company’s consolidated balance sheet includes the balance sheet of WeightWatchers.com. Effective at the beginning of the second fiscal quarter of 2004, the Company’s consolidated statement of operations and statement of cash flows include the results of WeightWatchers.com. All intercompany balances have been eliminated in consolidation.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On June 13, 2005, the Company entered into an agreement to acquire control of WeightWatchers.com. On July 1 and 2, 2005, the Company increased its ownership interest in WeightWatchers.com from approximately 20% to approximately 53% by exercising its outstanding warrants to purchase WeightWatchers.com stock and by acquiring all of the equity interest in WeightWatchers.com not owned by Artal. On December 16, 2005, WeightWatchers.com repurchased all of its shares owned by Artal giving the Company a 100% ownership interest in WW.com. Because the Company gained operational control of WW.com as of July 2, 2005, and as of December 16, 2005, owns 100% of WW.com beginning with the third quarter of fiscal 2005, the Company consolidates 100% of the results of operations and financial position of WW.com under the traditional rules of consolidation rather than under the provisions of FIN 46R. Since the Company adopted FIN 46R on the last day of the first quarter of 2004, the annual consolidated results of operations for the Company are not comparable with respect to the inclusion of WeightWatchers.com’s results for all periods presented. However, the financial position of the Company for all periods presented is comparable.

Use of Estimates:

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to inventories, the impairment analysis for goodwill and other indefinite-lived intangible assets, share-based compensation, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other factors and assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ from these estimates.

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

Foreign currency gains and losses arising from the translation of intercompany receivables with the Company’s international subsidiaries are recorded as a component of other (income)/expense, net, unless the receivable is considered long-term in nature, in which case the foreign currency gains and losses are recorded as a component of comprehensive income (loss).

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Impairment of Long Lived Assets:

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

Intangible Assets:

In accordance with the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company no longer amortizes goodwill and other indefinite-lived intangible assets but conducts an annual review of these assets for potential impairment. Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years.

The Company accounts for software costs under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires capitalization of certain costs incurred in connection with developing or obtaining internally used software. Software costs are amortized over 3 to 5 years.

Pursuant to Emerging Issues Task Force No. 00-2, “Web Site Development Costs” (“EITF 00-2”), the Company applies AICPA Statement of Position No. 98-1 to account for web site development costs. In accordance with EITF 00-2, the Company expenses all costs incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing the software, once the development has reached the application development stage. Application development stage costs generally include software configuration, coding, installation to hardware and testing. These costs are amortized over their estimated useful life, which can range from 1.5 to 2 years. All costs incurred for upgrades, maintenance and enhancements, including the cost of web site content, which does not result in additional functionality, are expensed as incurred.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Advertising Costs:

Advertising costs consist primarily of national and local direct mail, television, and spokesperson’s fees. All costs related to advertising are expensed in the period incurred, except for media production related costs that are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 were $149,856, $151,533 and $128,116, respectively.

Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities result primarily from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. We consider historic levels of income, estimates of future taxable income and feasible tax planning strategies in assessing the need for a tax valuation allowance. We also establish an appropriate level of additional provisions for income taxes in the event that certain positions, which we believe are fully supportable, are challenged by the tax authorities. We adjust these additional provisions in light of changing facts and circumstances. If our filing positions are ultimately upheld under audits by respective taxing authorities, the provision for income taxes in future years will reflect favorable adjustments. In addition, under SFAS No. 109 assets and liabilities acquired in purchase business combinations are assigned their fair values and deferred taxes are provided for lower or higher tax bases. See also Note 10.

Derivative Instruments and Hedging:

Prior to the extinguishment of the euro denominated notes in 2004 (as described in Note 6), the Company entered into forward and swap contracts to hedge payments arising from foreign currency denominated obligations. The Company currently enters into interest rate swaps to hedge a substantial portion of its variable rate debt.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendments, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement on Derivative Instruments and Hedging Activities,” all derivative financial instruments are recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income (loss), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income (loss) are included in earnings in the periods in which earnings are affected by the hedged item. The receivable or payable associated with derivative contracts is included in the balance of prepaid expenses or accounts payable, respectively.

Investments:

The Company uses the cost method to account for investments in which it holds 20% or less of the investee’s voting stock and over which it does not have significant influence.

Deferred Financing Costs:

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. During the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company incurred deferred financing costs of $1,980, $3,758 and $2,896, respectively, associated with the establishment of the WW.com Credit Facilities (as defined in Note 6) and the refinancing of WWI’s Credit Facility (as defined in Note 6). Such costs are being amortized using the straight-line method over the term of the related debt. Amortization expense for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 was $1,529, $879 and $1,308, respectively. In connection with the refinancing of WWI’s Credit Facility, the Company wrote off deferred financing costs of $1,321 and $2,933 in the fiscal years ended December 30, 2006 and January 1, 2005, respectively. These amounts have been recorded as components of early extinguishment of debt. See Note 6 for details of the early extinguishment and refinancing.

Comprehensive Income (Loss):

Comprehensive income (loss) represents the change in shareholders’ equity (deficit) resulting from transactions other than shareholder investments and distributions. The Company’s comprehensive income (loss) includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations. At December 30, 2006 and December 31, 2005, the cumulative balance of changes in fair value of derivative instruments, net of taxes, is $955 and $1,402, respectively. At December 30, 2006 and December 31, 2005, the cumulative balance of the effects of foreign currency translations, net of taxes, is $5,292 and $4,592, respectively.

Share Based Compensation:

The Company has share-based employee compensation plans, which are described more fully in Note 9. Through December 31, 2005, as permitted by SFAS No. 123, the Company applied the recognition and measurement principles of APB No. 25 “Accounting for Stock Issued to Employees,” and related interpretations in accounting for those plans. As such, for all periods presented through fiscal 2005, except for costs incurred in connection with the acquisition of WW.com (See Note 3), no compensation expense for employee stock options was reflected in earnings, as all options were granted with an exercise price equal to the fair market price as determined in accordance with our Stock Plans.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in each fiscal year:

	December 31, 2005	January 1, 2005
Net income, as reported	$174,402	$183,084
Add:
Total share-based employee compensation expense as recorded under FIN 44 and APB 25, net of related tax effect	27,680	—
Deduct:
Total share-based employee compensation expense determined under the fair value method for all share-based awards, net of related tax effect	(31,663)	(4,223)

Pro forma net income	$170,419	$178,861

Earnings per share:
Basic — as reported	$1.70	$1.75

Basic — pro forma	$1.66	$1.71

Diluted — as reported	$1.67	$1.71

Diluted — pro forma	$1.64	$1.67

The Company adopted the provisions of SFAS 123(R), “Share-Based Payment” on January 1, 2006. Upon adopting this standard, the Company began recognizing the cost of all share-based awards based on their estimated grant-date fair value over the related service period of such awards. For the year ended December 30, 2006, the impact of adopting SFAS 123(R) was to reduce income before income taxes by $6,313 and net income by $3,851, with a corresponding reduction in basic and diluted earnings per share of $0.04. In accordance with SFAS 123(R), the Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and has begun to recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro forma disclosures. The Company has not restated the results of prior periods.

On November 10, 2005, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, (the “FSP.”) The FSP allows companies to elect a specified “short-cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123(R). The Company elected to use this “short-cut” method when it adopted FAS 123(R) on January 1, 2006.

In accordance with the modified prospective transition method of adopting FAS 123(R), the Company elected to include the impact of pro forma deferred tax assets (i.e., the “as if” windfall or shortfall) for purposes of determining assumed proceeds under the treasury stock method when determining the denominator for diluted earnings per share.

Reclassification:

Certain prior year amounts have been reclassified to conform to the current year presentation.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Franchise Acquisitions

On May 9, 2004, the Company completed the acquisition of certain assets of its Washington, D.C. area franchisee, F-W Family Corporation (d/b/a Weight Watchers of Washington, D.C.) for a net purchase price of $30,500, which was financed through cash from operations, plus assumed liabilities of $348. The total purchase price has been allocated to franchise rights ($30,286), fixed assets ($300), inventory ($228) and other assets ($52).

On August 22, 2004, the Company completed the acquisition of certain assets of its Fort Worth franchisee, Weight Watchers of Fort Worth, Inc., for a net purchase price of $30,000, which was financed through cash from operations. The purchase price has been allocated to franchise rights ($29,421), fixed assets ($226), inventory ($286), and other assets ($67).

On July 27, 2006, the Company acquired substantially all of the assets of its Indiana franchisee, Weight Watchers of Greater Indiana, Inc., for a net purchase price of approximately $24,575, plus assumed liabilities and transaction costs of $458. The total purchase price has been allocated to franchise rights ($24,831), inventory ($102) and fixed assets ($100).

On August 17, 2006, the Company acquired substantially all of the assets of its Canadian franchisee, Walmar (Eastern Canada) Limited (“Walmar”), and of Vale Printing Limited (“Vale”, and collectively with Walmar, “Eastern Canada”), for a net purchase price of approximately $49,781, plus assumed liabilities and transaction costs of $1,059. The total purchase price has been preliminarily allocated to franchise rights acquired ($49,040), inventory ($885), fixed assets ($779) and prepaid expenses and other current assets ($136).

On November 2, 2006, the Company acquired substantially all of the assets of its Suffolk County, New York franchisee, Weight Watchers of Suffolk, Inc., for a net purchase price of approximately $24,170, plus assumed liabilities of $330. The total purchase price has been preliminarily allocated to franchise rights acquired ($23,225), fixed assets ($1,133), inventory ($140) and other current assets ($2).

On December 11, 2006, the Company acquired substantially all of the assets of its western Michigan franchise, Weight Watchers of Western Michigan, Inc., for a net purchase price of $36,935, plus assumed liabilities of $330. The total purchase price has been preliminarily allocated to franchise rights acquired ($34,724), fixed assets ($1,927), inventory ($612) and other current assets ($2).

On December 11, 2006, the Company reacquired its franchise rights in Greece and Italy for an aggregate amount of $4,375.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The effects of these franchise acquisitions, individually or in the aggregate, were not material to the Company’s consolidated financial position, results of operations, or operating cash flows in any of the periods presented.

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

On June 13, 2005, WW.com entered into a redemption agreement with Artal (the “Redemption”) to purchase the 12,092 shares of WW.com currently owned by Artal. Pursuant to the Redemption on December 16, 2005, WW.com redeemed the remaining 47% of its outstanding shares of common stock held by Artal for the aggregate cash consideration of $304,835, the same purchase price per share as that paid by WWI in the merger. WW.com used cash on hand of approximately $89,800 and the proceeds from two new credit facilities (see Note 6) which totaled $215,000. In accordance with the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” because at the time of the Redemption Artal owned approximately 47% of WW.com and is the parent company of WWI, the Redemption was

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

considered to be a transaction between entities under common control. Therefore, the redemption was recorded as a Dividend to Artal in the stockholders’ equity section of the balance sheet.

4.	Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, the Company no longer amortizes goodwill or other indefinite lived intangible assets. The Company performed its annual impairment review as of December 30, 2006 and December 31, 2005 and determined that no impairment existed. Unamortized goodwill is due mainly to the acquisition of the Company by Heinz in 1978 and the aforementioned acquisition of WW.com. For the year ended December 30, 2006, the change in goodwill is due to foreign currency fluctuations. Franchise rights acquired are due mainly to acquisitions of the Company’s franchised territories. For the year ended December 30, 2006, franchise rights acquired increased due to the franchise acquisitions described in Note 3.

Also, in accordance with SFAS No. 142, aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $5,025, $4,206 and $2,274 for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

The carrying amount of amortized intangible assets as of December 30, 2006 and December 31, 2005 was as follows:

	December 30, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software costs	$19,361	$6,372	$7,435	$4,280
Trademarks	8,393	7,647	8,112	7,352
Website development costs	15,081	8,900	9,998	6,661
Other	5,317	4,206	5,382	3,797

	$48,152	$27,125	$30,927	$22,090

Estimated amortization expense of existing finite lived intangible assets for the next five fiscal years is as follows:

2007	$7,206
2008	$6,726
2009	$4,871
2010	$291
2011	$80

5.	Property and Equipment

The components of property and equipment were:

	December 30, 2006	December 31, 2005
Leasehold improvements	$11,240	$14,887
Equipment	56,050	43,754

	67,290	58,641
Less: Accumulated depreciation and amortization	(36,257)	(37,866)

	$31,033	$20,775

Depreciation and amortization expense of property and equipment for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 was $8,326, $8,611 and $6,661, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.	Long-Term Debt

The Company’s components of long-term debt are as follows:

	December 30, 2006		December 31, 2005
	Balance	Effective rate	Balance	Effective rate
Revolver due 2011	$313,375	6.43%	$236,000	5.22%
Term Loan A due 2011	350,000	6.23%	—	—
Term Loan B due 2010	—		147,000	5.04%
Additional Term Loan B due 2010	—		148,125	4.81%
Senior Secured First Lien Term Loan	140,784	7.32%	170,000	6.62%
Senior Secured Second Lien Term Loan	45,000	9.87%	45,000	9.12%

	849,159		746,125
Less current portion	18,922		4,700

	$830,237		$741,425

WWI Credit Facility

WWI’s Credit Agreement dated as of January 16, 2001 and as amended and restated as of January 21, 2004, as supplemented on October 19, 2004 and as amended on June 24, 2005 and May 8, 2006 (the “WWI Credit Facility”) consists of a Term Loan and a revolving line of credit.

On January 21, 2004, WWI refinanced its Credit Facility as follows: the Term Loan A, Term Loan B, and the transferable loan certificate (the “TLC”) in the aggregate amount of $454,180 were repaid and replaced with a new Term Loan B in the amount of $150,000 and borrowings under the revolving line of credit of $310,000. In connection with this refinancing, available borrowings under the revolving line of credit increased from $45,000 to $350,000.

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

On October 19, 2004, WWI supplemented its net borrowing capacity by adding an Additional Term Loan B to its existing Credit Facility in the amount of $150,000. Coterminous with the previously existing Credit Facility, these funds were initially used to reduce borrowings under WWI’s revolving line of credit, resulting in no increase in WWI’s net borrowing.

On June 24, 2005, WWI amended certain provisions of its Credit Facility to allow for the December 16, 2005 Redemption, as described in Note 3.

On May 8, 2006, WWI entered into a refinancing to reduce its effective interest rate while increasing its borrowing capacity and extending the maturities of borrowings under the WWI Credit Facility. In connection

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

with the refinancing, WWI’s Term Loan B and Additional Term Loan B in the aggregate amount of $294,375 were repaid and replaced with a new Term Loan A in the amount of $350,000 (the “Term Loan A”). The additional funds of $55,625 were used to pay down the revolving line of credit. Also, in connection with this refinancing, WWI’s then existing revolving line of credit was repaid and replaced with a new revolving line of credit (the “Revolver”) which increased borrowing capacity from $350,000 to $500,000. At December 30, 2006, WWI had $184,134 of availability under the Revolver. The WWI Credit Facility, as refinanced, now has a maturity date of June 30, 2011.

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

The WWI Credit Facility contains customary covenants including covenants that in certain circumstances restrict WWI’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires WWI to maintain specified financial ratios and satisfy financial condition tests. At December 30, 2006, WWI complied with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries, other than WW.com. Substantially all the assets of WWI collateralize the WWI Credit Facility.

On June 13, 2006, Standard & Poor’s confirmed its “BB” rating for WWI’s corporate credit and assigned a “BB+” rating to the WWI Credit Facility. On September 22, 2006, Moody’s assigned a “Ba1” rating to WWI’s corporate credit and the WWI Credit Facility.

WW.com Credit Facilities

On December 16, 2005, WW.com, borrowed $215,000 pursuant to two credit facilities (the “WW.com Credit Facilities”), consisting of (i) a five year, senior secured first lien term loan facility in an aggregate principal amount of $170,000 (the “First Lien Term Credit Facility”) and (ii) a five and one-half year, senior secured second lien term loan facility in an aggregate principal amount of $45,000 (the “Second Lien Term Credit Facility”). The WW.com Credit Facilities are governed by two credit agreements among WW.com, Credit Suisse, as administrative agent and collateral agent, and the lenders party thereto.

The First Lien Term Credit Facility bears an interest rate equal to LIBOR plus 2.25% per annum, or, at WW.com’s option, the alternate base rate, as defined, plus 1.25% per annum. The Second Lien Term Credit Facility bears an interest rate equal to LIBOR plus 4.75% per annum or, at WW.com’s option, the alternate base rate, as defined, plus 3.75% per annum.

Loans outstanding under the WW.com Credit Facilities (i) must be prepaid with certain percentages of excess cash flow and net cash proceeds of asset sales, issuances, offerings or placements of debt obligations of

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

WW.com and issuances of equity securities of WW.com; and (ii) may be voluntarily prepaid at any time in whole or in part without premium or penalty, with certain exceptions depending upon the date of payment. The rights and priorities of the lenders under the WW.com Credit Facilities are governed by an intercreditor agreement.

The WW.com Credit Facilities contain customary covenants, including affirmative and negative covenants that, in certain circumstances, restrict WW.com’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell WW.com assets and enter into consolidations, mergers and transfer of all or substantially all of WW.com’s assets. The WW.com Credit Facilities also require WW.com to maintain specified financial ratios and satisfy financial condition tests, which become more restrictive over time. At December 30, 2006 WW.com complied with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so. The WW.com Credit Facilities contain customary events of default. Upon the occurrence of an event of default under the WW.com Credit Facilities, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. Each of WW.com’s existing and future domestic subsidiaries have guaranteed the WW.com Credit Facilities, which facilities are secured by substantially all the assets of WW.com and these subsidiaries. WWI has not guaranteed the WW.com Credit Facilities.

On November 4, 2005, Standard & Poor’s assigned its “B+” corporate credit rating to WW.com. In addition, Standard & Poor’s assigned ratings of “B+” to the First Lien Term Credit Facility and “B-” to the Second Lien Term Credit Facility. On September 22, 2006, Moody’s assigned ratings of “Ba2” to the First Lien Term Credit Facility and “B2” to the Second Lien Term Credit Facility.

Maturities

At December 30, 2006, the aggregate amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:

2007	$18,922
2008	36,422
2009	53,922
2010	206,518
2011	533,375
2012 and thereafter	—

$849,159

See also Note 19 for further discussion regarding the January 2007 refinancing of the Company’s debt instruments.

7.	Treasury Stock

On October 9, 2003, the Company, at the direction of WWI’s Board of Directors, authorized a program to repurchase up to $250,000 of the Company’s outstanding common stock. On each of June 13, 2005 and May 25, 2006, the Company, at the direction of WWI’s Board of Directors, authorized adding $250,000 to this program.

The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under the program.

In fiscal 2006, 2005 and 2004, the Company purchased 3,627, 3,732 and 4,668 shares of common stock in the open market at a total cost of $151,678, $175,980 and $177,081, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On December 18, 2006, the Company commenced a tender offer in which it sought to acquire up to 8,300 shares of its common stock at a price between $47.00 and $54.00 per share (the “Tender Offer”). Prior to the Tender Offer, the Company entered into an agreement with Artal whereby Artal agreed to sell to the Company at the same price as is determined in the Tender Offer the number of its shares necessary to keep its percentage ownership in the Company at substantially the same level after the Tender Offer. Artal also agreed not to participate in the Tender Offer so that it would not affect the determination of the price in the Tender Offer.

The Tender Offer expired at midnight on January 18, 2007, and on January 26, 2007 approximately 8,548 shares were repurchased at a price of $54.00 per share. The 8,548 shares repurchased are comprised of the 8,300 shares the Company offered to purchase and 248 shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, the Company repurchased 10,511 of its shares from Artal at a purchase price of $54.00 per share pursuant to its prior agreement with Artal. In January 2007, the Company amended the WWI Credit Facility to finance these repurchases. See Note 19.

8.	Earnings Per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighed average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended:

	December 30, 2006	December 31, 2005	January 1, 2005

Numerator:
Income available to common shareholders before cumulative effect of accounting change	$209,825	$174,402	$195,025
Cumulative effect of accounting change, net of tax	—	—	(11,941)

Net income available to common shareholders	$209,825	$174,402	$183,084

Denominator:
Weighted average common shares outstanding	98,719	102,747	104,704
Effect of dilutive common stock equivalents	707	1,456	2,281

Weighted average diluted common shares outstanding	99,426	104,203	106,985

Basic EPS:
Income available to common shareholders before cumulative effect of accounting change	$2.13	$1.70	$1.86
Cumulative effect of accounting change, net of tax	—	—	(0.11)

Net income available to common shareholders	$2.13	$1.70	$1.75

Diluted EPS:
Income available to common shareholders before cumulative effect of accounting change	$2.11	$1.67	$1.82
Cumulative effect of accounting change, net of tax	—	—	(0.11)

Net income available to common shareholders	$2.11	$1.67	$1.71

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 1,208, 281 and 410 for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

9.	Stock Plans

WWI Incentive Compensation Plans:

On May 12, 2004 and December 16, 1999, respectively, the WWI shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”) and the 1999 Stock Purchase and Option Plan (the “1999 Plan”, and together with the 2004 Plan, the “Stock Plans”). These plans are designed to promote the long-term financial interests and growth of WWI by attracting and retaining management with the ability to contribute to the success of the business. The Board of Directors or a committee thereof administers the plans.

Under the 2004 Plan, grants may take the following forms at the Board or its committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (“RSUs”) and other share-based awards. The maximum number of shares available for grant under the 2004 Plan is 2,500 as of the plan’s effective date.

Under the 1999 Plan, grants may take the following forms at the Board or its committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares and other share-based grants. The maximum number of shares available for grant under this plan is 7,058 shares of authorized common stock.

Under the Stock Plans, the Company also grants fully vested shares of its common stock to certain members of its Board of Directors. While these shares are fully vested, beginning with stock grants made in the fourth quarter of 2006, the directors are restricted from selling these shares while they are still serving on the Board. During the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, the Company granted 12, 1 and 1 fully vested shares, respectively and recognized compensation expense of $550, $43, and $45, respectively.

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for these plans was $12,339 for the year ended December 30, 2006. Such amount has been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $4,812 for the year ended December 30, 2006. No compensation costs were capitalized. As of December 30, 2006, there was $23,079 of total unrecognized compensation cost related to stock options and restricted stock units (“RSUs”) granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

While the plans permit various types of awards, other than the aforementioned shares issued to directors, grants under the plans have historically been either stock options or RSUs. The following describes some further details of these awards.

Stock Option Awards

Pursuant to the option components of the Stock Plans, the Board of Directors authorized the Company to enter into agreements under which certain members of management received stock options. The options are

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

exercisable based on the terms outlined in the agreement. The options vest over a period of three to five years and the expiration terms range from five to ten years. Options outstanding at December 30, 2006 have an exercise price between $2.13 and $56.21 per share.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock with certain time periods excluded due to historical events which are not expected to recur. Since the Company’s option exercise history is limited, it has estimated the expected term of option grants to be the midpoint between the vesting period and the contractual term of each award, as is permitted under Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The dividend yield is based on our historic average dividend yield.

	December 30, 2006	December 31, 2005	January 1, 2005

Dividend yield	1.4%	0%	0%
Volatility	27.1%	28.3%	32.4%
Risk-free interest rate	4.3%-5.2%	3.3%-4.5%	2.3%-4.4%
Expected term (years)	7.4	5.8	5.8

A summary of option activity under the plans for the year ended December 30, 2006 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,825	$28.14
Granted	426	45.37
Exercised	(501)	11.54
Canceled	(109)	41.36

Outstanding at December 30, 2006	2,641	$33.52	5.21	$50,436

Exercisable at December 30, 2006	1,332	$23.34	3.71	$38,931

The weighted-average grant-date fair value of options granted was $15.40, $16.63 and $14.40 for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. The total intrinsic value of options exercised was $17,864, $80,994 and $27,045 for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

Cash received from options exercised during the year ended December 30, 2006 was $5,779. The tax benefits realized from options exercised and RSUs vested resulting from tax deductions in excess of share-based employee compensation expense recognized in the statement of operations totaled $6,234 for the year ended December 30, 2006. With the adoption of SFAS 123(R), this amount is now shown as a cash inflow from financing activities. Prior to the adoption of SFAS 123(R), this amount was shown as a cash inflow from operating activities. Because the Company elected the modified prospective transition method of adoption, prior period financial statements have not been restated.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Restricted Stock Units

Pursuant to the restricted stock components of the Stock Plans, the Company has granted RSUs to certain employees. The RSUs vest over a period of three to five years. The fair value of RSUs is determined using the market price of the Company’s common stock on the date of grant. A summary of RSU activity under the plans for the year ended December 30, 2006 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2006	181	$48.77
Granted	187	$48.84
Vested	(63)	$50.29
Forfeited	(23)	$49.58

Outstanding at December 30, 2006	282	$48.40

The weighted-average grant date fair value of RSUs granted was $48.84, $50.26 and $39.01 for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. The total fair value of RSUs vested during the years ended December 30, 2006 and December 31, 2005 was $2,922 and $2,263, respectively. No RSUs vested during the year ended January 1, 2005.

WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries:

In April 2000, the Board of Directors of WWI adopted the WeightWatchers.com Stock Incentive Plan of Weight Watchers International, Inc. and Subsidiaries, pursuant to which selected employees were granted options to purchase shares of common stock of WeightWatchers.com that are owned by WWI. The number of shares available for grant under this plan was 400 shares of authorized common stock of WeightWatchers.com. In connection with the acquisition of WW.com (See Note 3), the Company purchased and canceled all 103 outstanding WW.com options granted under the plan in the second quarter of 2005. Effective July 2, 2005, the Board of Directors of the Company terminated the plan.

WeightWatchers.com Stock Option Plan

Prior to WWI’s acquisition of WW.com (See Note 3), WeightWatchers.com granted incentive stock options and/or nonqualified stock options on its common stock to its employees, consultants and/or certain non-employees under the terms of its stock option plans. In connection with the acquisition, WWI acquired 2,759 shares of WW.com stock which represented vested and unvested options under the plan. The 2,293 shares of vested options were acquired based upon the difference between the purchase price per share and the exercise price per share. The 466 shares of unvested options were exchanged for 134 restricted stock units of WWI.

Due to the adoption of FIN 46R (see Note 2), the fair value of stock options granted by WeightWatchers.com are included in the pro forma footnote disclosures showing the impact to the Company’s results had it adopted the fair value provisions of SFAS No. 123 (see Note 2). The fair value of options granted by WeightWatchers.com during fiscal 2004 were estimated on their date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (a) dividend yield of 0%, (b) volatility of 64%, (c) risk-free interest rate of 3.0%—3.9% and (d) expected term of 5 years.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.	Income Taxes

Prior to December 16, 2005 WWI and WeightWatchers.com were separate tax paying entities. Effective with the completion of the Redemption (see Note 3) WW.com has been included in WWI’s consolidated federal tax return. The following tables summarize the consolidated provision for U.S. federal, state and foreign taxes on income:

	December 30, 2006	December 31, 2005	January 1, 2005
Current:
U.S. federal	$63,319	$61,871	$41,043
State	12,395	8,811	5,075
Foreign	17,916	23,047	26,381

	$93,630	$93,729	$72,499

Deferred:
U.S. federal	$24,389	$10,380	$20,705
State	2,787	1,642	1,900
Foreign	11	(838)	(582)

	$27,187	$11,184	$22,023

Total tax provision	$120,817	$104,913	$94,522

The components of the Company’s consolidated income before income taxes and the cumulative effect of accounting change consist of the following:

	December 30, 2006	December 31, 2005	January 1, 2005
Domestic	$260,130	$212,085	$208,553
Foreign	70,512	67,230	80,994

	$330,642	$279,315	$289,547

The difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate are as follows:

	December 30, 2006	December 31, 2005	January 1, 2005
U.S. federal statutory rate	35.0%	35.0%	35.0%
Federal and state tax reserve reversal	(3.0)	(0.2)	(2.5)
States income taxes (net of federal benefit)	3.4	2.8	2.7
Increase (reduction) in valuation allowance	1.2	(0.3)	(3.5)
Other	(0.1)	0.3	0.9

Effective tax rate	36.5%	37.6%	32.6%

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The deferred tax assets (liabilities) recorded on the Company’s consolidated balance sheet are as follows:

	December 30, 2006	December 31, 2005
Amortization	$31,627	$54,622
Provision for estimated expenses	5,789	5,741
Operating loss carryforwards	7,517	11,385
Salaries and wages	—	3,317
Share-based compensation	5,208	—
Other	5,621	5,034
Less: valuation allowance	(7,517)	(3,420)

Total deferred tax assets	$48,245	$76,679

Depreciation/amortization	$(3,997)	$(6,168)
Prepaid expenses	(1,213)	(820)
Deferred income	(362)	(198)
Other	(4,362)	(3,974)

Total deferred tax liabilities	$(9,934)	$(11,160)

Net deferred tax assets	$38,311	$65,519

As of December 30, 2006 and December 31, 2005, various foreign subsidiaries had net operating loss carryforwards of approximately $30,547 and $20,572, respectively, most of which can be carried forward indefinitely.

As discussed in Note 2, beginning in the first fiscal quarter ended April 3, 2004, the Company’s consolidated balance sheet includes the balance sheet of WeightWatchers.com. Accordingly, on April 3, 2004, the Company consolidated a deferred tax asset in the amount of $10,248 primarily due to WeightWatchers.com’s net operating loss carryforwards, which were offset by a full valuation allowance. During 2004, WeightWatchers.com received current benefit of $5,546 from its deferred tax asset as a result of the utilization of net operating loss carryforwards. In fiscal 2004, due to the recent trend in profitability of WeightWatchers.com, it was concluded that it was more likely than not that WeightWatchers.com would fully realize the benefit of its deferred tax assets. As such, WeightWatchers.com reversed all of its remaining valuation allowance except for $1,593 relating to its foreign operations. In fiscal 2005, due to the then recent trend in profitability of certain WeightWatchers.com’s foreign operations, it was concluded that it was more likely than not that these foreign operations would fully realize the benefit of its deferred tax assets. As such, WeightWatchers.com reversed all of its remaining valuation allowance except for a full valuation allowance of $575 relating to certain foreign operations. This amount was subsequently reversed in fiscal year 2006 due to the utilization of the net operating loss carryforwards.

Certain foreign operations of WWI have generated net operating loss carryforwards. It has been determined that it is more likely than not that the deferred tax assets associated with these net operating loss carryforwards will not be utilized. Therefore, a full valuation allowance of $7,517 has been recorded.

The Company’s undistributed earnings of foreign subsidiaries are not considered to be reinvested permanently. Accordingly, the Company has recorded all taxes, after taking into account foreign tax credits, on the undistributed earnings of foreign subsidiaries.

During the fourth quarter of fiscal 2006, the Company recorded a net tax benefit of approximately $6,300 by reversing tax reserves which due to the resolution of certain tax matters were no longer necessary, partially offset by adjustments to its tax valuation allowance for foreign tax net operating loss carryforwards.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to opening retained earnings. The Company has substantially completed its evaluation and does not believe that the adoption of FIN 48 will have a material impact on its financial statements.

11.	Related Party Transactions

Transactions with WeightWatchers.com:

WeightWatchers.com was formed on September 22, 1999 to develop and market monthly subscription weight loss plans on the Internet. WeightWatchers.com provides these weight management products to consumers through paid access to specified areas of its website. It also provides marketing services to WWI.

Due to the adoption of FIN 46R, the Company’s consolidated financial statements include the financial statements of WeightWatchers.com beginning April 3, 2004. As a result, for all periods through and including the first quarter of 2004, WWI’s transactions with WeightWatchers.com were not considered intercompany activities and therefore, the resulting income/(expense) has been included in the Company’s consolidated results of operations. Beginning in the second quarter of 2004 with the adoption of FIN 46R, all transactions with WeightWatchers.com are now considered intercompany activities and, therefore, are eliminated in consolidation.

Therefore, the Company’s consolidated results for the years ended December 30, 2006 and December 31, 2005 contain no income/(expense) related to WWI’s activities with WeightWatchers.com since all such activity was eliminated in consolidation. However, the Company’s consolidated results for the year ended January 1, 2005 include the income/(expense) resulting from WWI’s activities with WeightWatchers.com that took place during the first quarter of fiscal 2004.

Loan Agreement:

Pursuant to the amended loan agreement, dated September 10, 2001, between WWI and WeightWatchers.com, WWI provided loans to WeightWatchers.com through fiscal 2001 aggregating $34,500. By the end of 2001, having reviewed the loan balances quarterly for impairment, WWI recorded a full valuation allowance against the balances. Beginning on January 1, 2002, the loan charged interest at 13% per year. This loan has been fully repaid as of July 2, 2005.

For the year ended January 1, 2005, the Company recorded interest income of $949 and other income resulting from loan repayments of $4,917.

Intellectual Property License:

WWI entered into an amended and restated intellectual property license agreement dated September 29, 2001 with WeightWatchers.com. In fiscal 2002, WWI began earning royalties pursuant to the agreement. For the year ended January 1, 2005, the Company recorded royalty income of $1,954, which was included in product sales and other, net.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Service Agreement:

Simultaneous with the signing of the amended and restated intellectual property license agreement, WWI entered into a service agreement with WeightWatchers.com, under which WeightWatchers.com provides certain types of services. WWI is required to pay for all expenses incurred by WeightWatchers.com directly attributable to the services it performs under this agreement, plus a fee of 10% of those expenses. The Company recorded service expense of $558 for the year ended January 1, 2005 that was included in marketing expenses.

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

The Company sponsors the Weight Watchers Savings Plan (the “Savings Plan”) for salaried and hourly employees of WWI. In January 2001, the Company permitted the employees of WW.com to participate in the Savings Plan. Beginning in January 2006, WW.com employees were eligible for employer matching contributions. The Savings Plan is a defined contribution plan that provides for employer matching contributions up to 100% of the first 3% of an employee’s eligible compensation. The Savings Plan also permits employees to contribute between 1% and 13% of eligible compensation on a pre-tax basis. Expense related to these contributions for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 was $2,239, $1,529 and $1,361, respectively.

During fiscal 2002, the Company received a favorable determination letter from the IRS that qualifies WWI’s Savings Plan under Section 401(a) of the Internal Revenue Code.

The Company sponsors the Weight Watchers Profit Sharing Plan (the “Profit Sharing Plan”) for all full-time salaried employees who are eligible to participate in the Savings Plan (except for certain senior management personnel). The Profit Sharing Plan provides for a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Profit Sharing Plan has a supplemental employer contribution component, based on WWI’s achievement of certain annual performance targets, which are determined annually by the Board of Directors. The Company also reserves the right to make additional discretionary contributions to the Profit Sharing Plan. Expense related to these contributions for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 was $2,393, $1,975 and $1,808, respectively.

For certain senior management personnel of WWI, the Company sponsors the Weight Watchers Executive Profit Sharing Plan. Under the Internal Revenue Service (“IRS”) definition, this plan is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the Company made on the employees’ behalf instead of an individual account with a cash balance. The account is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

related to this commitment for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 was $2,002, $1,050 and $947, respectively.

13.	Cash Flow Information

	December 30, 2006	December 31, 2005	January 1, 2005
Net cash paid during the year for:
Interest expense	$44,317	$18,030	$13,564
Income taxes	$91,886	$80,381	$53,102
Noncash investing and financing activities were as follows:
Fair value of net assets acquired in connection with the acquisitions	$3,741	$—	$811
Dividends declared but not yet paid at year-end	$17,062	$—	$—

14.	Commitments and Contingencies

Legal:

On February 18, 2005, WWI settled two lawsuits with CoolBrands International, Inc. (“CoolBrands”) one filed by WWI to enforce the termination provisions of the CoolBrands ice cream and frozen novelty license and the other filed by CoolBrands against WWI and Wells Dairy, Inc. alleging breach of the CoolBrands license. CoolBrands will no longer manufacture, sell, market or distribute ice cream and frozen novelty products using WWI’s trademarks.

In March 2006, the Company agreed to settle a litigation filed on behalf of a purported class of employees under the California Labor Code and the Federal Fair Labor Standards Act for $2,300 plus other costs and expenses. The settlement was accrued for in fiscal 2005 and is subject to final approval by the court.

On July 7, 2006, the Company filed an amended notice of appeal with the U.K. VAT and Duties Tribunal appealing Her Majesty’s Revenue and Customs’ (“HMRC”) ruling that from April 1, 2005 Weight Watchers meetings fees in the U.K. should be fully subject to 17.5% standard rated value added tax, or VAT. For over a decade prior to April 1, 2005, HMRC had determined that Weight Watchers meetings fees in the U.K. were only partially subject to 17.5% VAT. It is the Company’s view that this prior determination by HMRC should remain in effect and the Company intends to vigorously pursue this appeal. During January 2007, a hearing before the UK VAT and Duties Tribunal on this issue occurred and the Company awaits the U.K. VAT and Duties Tribunal’s decision. In the event the Company’s appeal is unsuccessful, we may incur monetary liability in excess of reserves previously recorded, and our U.K. results of operations may be adversely affected in the future.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Lease Commitments:

Minimum rental commitments under non-cancelable operating leases, primarily for office and rental facilities, at December 30, 2006, consist of the following:

2007	$24,411
2008	17,755
2009	12,245
2010	8,669
2011	7,302
2012 and thereafter	22,544

Total	$92,926

Total rent expense charged to operations under these leases for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 was $29,119, $27,671 and $27,198, respectively.

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

Since FIN 46R was adopted as of the last day of the first quarter of 2004, WeightWatchers.com’s results of operations for the three months ended April 3, 2004 have been included in the charge for the cumulative effect of accounting change. Therefore, the measure of profitability for WeightWatchers.com for the fiscal year ended January 1, 2005 includes only their results of operations beginning with the second quarter of 2004. Prior to April 3, 2004, the Company was engaged principally in one line of business, weight loss products and services.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable operating segments is as follows:

	Year Ended December 30, 2006
	Weight Watchers International	Weight Watchers .com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,102,181	$131,144	$—	$1,233,325
Intercompany revenue	12,399	13,391	(25,790)	—

Total revenue	$1,114,580	$144,535	(25,790)	$1,233,325

Depreciation and amortization	$10,296	$4,584	$—	$14,880

Operating income	$325,688	$54,360	$—	$380,048

Interest expense, net				49,532
Other income, net				(1,447)
Early extinguishment of debt				1,321
Provision for taxes				120,817

Net income				$209,825

Total assets	$1,077,524	$41,782	$(116,914)	$1,002,392

	Year Ended December 31, 2005
	Weight Watchers International	Weight Watchers .com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,041,594	$109,657	$—	$1,151,251
Intercompany revenue	10,665	3,102	(13,767)	—

Total revenue	$1,052,259	$112,759	(13,767)	$1,151,251

Depreciation and amortization	$9,131	$4,565	$—	$13,696

Operating income	$310,413	$(7,932)	$11	$302,492

Interest expense, net				20,969
Other expense, net				2,208
Provision for taxes				104,913

Net income				$174,402

Total assets	$914,959	$36,069	$(115,537)	$835,491

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended January 1, 2005
	Weight Watchers International	Weight Watchers .com	Intercompany Eliminations	Consolidated
Revenues from external customers	$959,930	$64,989	$—	$1,024,919
Intercompany revenue	6,205	1,678	(7,883)	—

Total revenue	$966,135	$66,667	(7,883)	$1,024,919

Depreciation and amortization	$8,095	$2,148	$—	$10,243

Operating income	$289,917	$16,011	$(43)	$305,885

Interest expense, net				16,759
Other income, net				(4,685)
Early extinguishment of debt				4,264
Provision for taxes				94,522

Income before cumulative effect of accounting change				$195,025

Total assets	$796,231	$30,793	$(10,838)	$816,186

The following table presents information about the Company’s sources of revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of United States export sales.

	Revenues for the Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
NACO meeting fees	$471,751	$416,952	$373,119
International company-owned meeting fees	251,337	264,145	255,978
Product sales	293,286	285,448	274,640
Franchise royalties	19,168	19,393	18,789
Online revenues	129,420	109,657	64,989
Other	68,363	55,656	37,404

	$1,233,325	$1,151,251	$1,024,919

	Revenues for the Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
North America	$801,373	$699,981	$606,916
United Kingdom	161,431	169,168	163,338
Continental Europe	215,151	219,175	196,953
Australia, New Zealand and other	55,370	62,927	57,712

	$1,233,325	$1,151,251	$1,024,919

	Long-Lived Assets
	December 30, 2006	December 31, 2005	January 1, 2005
North America	$759,221	$603,356	$572,012
United Kingdom	15,220	14,249	15,089
Continental Europe	5,697	4,589	3,376
Australia, New Zealand and other	15,154	14,327	14,970

	$795,292	$636,521	$605,447

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.	Financial Instruments

Fair Value of Financial Instruments:

The Company’s significant financial instruments include cash and cash equivalents, short and long-term debt, and interest rate swap agreements.

In evaluating the fair value of significant financial instruments, the Company generally uses quoted market prices of the same or similar instruments or calculates an estimated fair value on a discounted cash flow basis using the rates available for instruments with the same remaining maturities. As of December 30, 2006, the fair value of financial instruments held by the Company approximated the recorded value.

Derivative Instruments and Hedging:

        Prior to the extinguishment of the Euro Notes (as described in Note 6), the Company entered into forward and swap contracts to hedge certain foreign currency cash flows and for payments arising from those foreign currency denominated debt obligations. The Company currently enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of December 30, 2006 and December 31, 2005, the Company held contracts for interest rate swaps with notional amounts totaling $257,500 and $257,500, respectively. The Company is hedging forecasted transactions for periods not exceeding the next twelve months. At December 30, 2006, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income (loss) will be reclassified to the Statement of Operations within the next twelve months.

        As of December 30, 2006 and December 31, 2005, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amount of $955 ($1,566 before taxes) and $1,402 ($2,300 before taxes), respectively. Prior to the extinguishment of the euro denominated Notes, the Company hedged 24% of the outstanding principal of the euro Notes via forward contracts. Subsequent to the extinguishment, but prior to the repurchase of the remaining Notes, the Company was 100% hedged. As such, to offset gains or losses from changes in foreign exchange rates related to the euro denominated Notes for the fiscal year ended January 1, 2005, the Company reclassified $6 ($9 before taxes) from accumulated other comprehensive income (loss) to other expense, net.

For the fiscal year ended January 1, 2005 fair value adjustments for non-qualifying hedges resulted in a reduction to net income of $798 ($1,309 before taxes), included within other expense, net. For the fiscal years ended December 30, 2006 and December 31, 2005, there were no fair value adjustments recorded in the statement of operations since all hedges were considered qualifying.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations for the fiscal years ended December 30, 2006 and December 31, 2005.

	For the Fiscal Quarters Ended
	April 1, 2006	July 1, 2006	September 30, 2006	December 30, 2006
Fiscal year ended December 30, 2006
Revenues, net	$342,048	$321,059	$284,753	$285,465
Gross profit	192,493	180,491	155,723	147,453
Operating income	104,075	105,423	92,289	78,261
Net income	56,997	57,917	50,615	44,296
Basic EPS	0.57	0.58	0.52	0.45
Diluted EPS	0.56	0.58	0.52	0.45

	For the Fiscal Quarters Ended
	April 2, 2005	July 2, 2005	October 1, 2005	December 31, 2005
Fiscal year ended December 31, 2005
Revenues, net	$329,998	$312,600	$257,483	$251,170
Gross profit	181,920	176,221	142,172	130,256
Operating income	90,027	160,488	84,663	67,314
Net income	51,628	34,472	49,452	38,850
Basic EPS	0.50	0.33	0.48	0.38
Diluted EPS	0.49	0.33	0.47	0.38

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year. During the fourth quarter of fiscal 2006, the Company recorded a net tax benefit of approximately $6,300 by reversing tax reserves which due to the resolution of certain tax matters were no longer necessary, partially offset by adjustments to its tax valuation allowance for foreign tax net operating loss carryforwards. During the fiscal quarters ended July 2, 2005 and October 1, 2005, the Company incurred expenses associated with the WW.com acquisition (See Note 3) of $46,082 and $309, respectively.

18.	Other Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have an impact on the Consolidated Financial Statements.

19.	Subsequent Events

In January 2007, in connection with the Tender Offer (see Note 7), the Company increased its debt capacity by adding an Additional Term Loan A in the amount of $700,000 and a new Term Loan B in the amount of $500,000. The Company utilized $185,784 of these proceeds to pay off the WW.com Credit Facilities, $461,593 to repurchase 8,548 of its shares in the Tender Offer and $567,617 to repurchase 10,511 of its shares from Artal. The Additional Term Loan A and Term Loan B mature in January 2013 and January 2014, respectively.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(2)	Deductions (1)	Balance at End of Period
FISCAL YEAR ENDED DECEMBER 30, 2006
Allowance for doubtful accounts	$1,882	$(153)	$—	$(56)	$1,673
Inventory reserves, other	$2,571	$6,990	$—	$(6,818)	$2,743
Tax valuation allowance	$3,420	$4,672	$—	$(575)	$7,517
FISCAL YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	$2,008	$629	$—	$(755)	$1,882
Inventory reserves, other	$2,908	$6,044	$—	$(6,381)	$2,571
Tax valuation allowance	$1,593	$2,845	$—	$(1,018)	$3,420
FISCAL YEAR ENDED JANUARY 1, 2005
Allowance for doubtful accounts	$1,026	$1,049	$—	$(67)	$2,008
Inventory reserves, other	$2,666	$6,043	$—	$(5,801)	$2,908
Tax valuation allowance	$—	$—	$10,249	$(8,656)	$1,593

(1)	Primarily represents the utilization of established reserves, net of recoveries, where applicable.

(2)	Represents WeightWatchers.com’s tax valuation allowance recorded via consolidation under FIN 46R.

S-1

EXHIBIT INDEX

Exhibit Number	Description

**2.1	Agreement and Plan of Merger, by and among Weight Watchers International, Inc., WeightWatchers.com, Inc. and SCW Merger Sub, Inc. dated as of June 13, 2005 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).

**2.2	Redemption Agreement, by and among Artal Luxembourg, S.A., WeightWatchers.com Inc., and Weight Watchers International, Inc., dated as of June 13, 2005 Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).

**3.1	Amended and Restated Articles of Incorporation of Weight Watchers International, Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001, and incorporated herein by reference).

**3.2	Articles of Amendment to the Articles of Incorporation, as Amended and Restated, of Weight Watchers International, Inc., to Create a New Series of Preferred Stock Designated as Series B Junior Participating Preferred Stock, adopted as of November 14, 2001 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001, and incorporated herein by reference).

**3.3	Amended and Restated By-laws of Weight Watchers International, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001, and incorporated herein by reference).

**4.1	Rights Agreement, dated as of November 15, 2001, between Weight Watchers International Inc. and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-89444) as filed on May 31, 2002, and incorporated herein by reference).

**4.2	First Amendment dated as of November 4, 2003, to the Rights Agreement, dated as of November 15, 2001 by and between Weight Watchers International, Inc. and EquiServe Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003, and incorporated herein by reference).

**4.3	Specimen of stock certificate representing Weight Watchers International Inc.’s common stock, no par value (filed as Exhibit 4.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001., and incorporated herein by reference).

**10.3	License Agreement, dated as of September 29, 1999, between WW Foods, LLC and Weight Watchers International, Inc. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

**10.4	LLC Agreement, dated as of September 29, 1999, between H.J. Heinz Company and Weight Watchers International, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

**10.5	Operating Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

**10.6	Stockholders’ Agreement, dated as of September 30, 1999, among Weight Watchers International, Inc., Artal Luxembourg S.A., Merchant Capital, Inc., Logo Incorporated Pty. Ltd., Longisland International Limited, Envoy Partners and Scotiabanc, Inc. (filed as Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001, and incorporated herein by reference).

Exhibit Number	Description

**10.7	Weight Watchers Savings Plan, dated as of October 3, 1999, as amended (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001, and incorporated herein by reference).

**10.8	Weight Watchers Executive Profit Sharing Plan, dated as of October 4, 1999 (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2000, and incorporated herein by reference).

**10.9	1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2000, and incorporated herein by reference).

**10.10	2004 Stock Incentive Plan of Weight Watchers International, Inc. and its Subsidiaries is incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2004 (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2004, and incorporated herein by reference).
**10.11	Amendment to Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).
**10.12	Amended and Restated Intellectual Property License Agreement, dated as of September 10, 2001, between Weight Watchers International, Inc. and WeightWatchers.com, Inc. (filed as Exhibit No. 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).
**10.13	Service Agreement, dated as of September 10, 2001, between Weight Watchers International, Inc. and WeightWatchers.com, Inc. (filed as Exhibit No. 10.35 to the Company’s Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).
**10.14	Corporate Agreement, dated as of September 10, 2001, between Weight Watchers International, Inc. and WeightWatchers.com, Inc. and Artal Luxembourg S.A. (filed as Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).
**10.15	Amendment, dated as of July 1, 2005, to the Corporate Agreement, dated as of November 5, 2001, by and between Weight Watchers International, Inc. and Artal Luxembourg, S.A. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).
**10.16	Registration Rights Agreement dated as of September 29, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and Artal Luxembourg S.A. (filed as Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001, and incorporated herein by reference).

**10.17	Form of Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (Chief Executive Officer, Chief Financial Officer and General Counsel) (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, for the fiscal year ended January 3, 2004, and incorporated herein by reference).

**10.18	Form of Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (certain executive officers) (filed as Exhibit No. 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, and incorporate hereby by reference).

**10.19

Principal Stockholders Agreement among Weight Watchers International, Inc., WeightWatchers.com, Inc. and Artal Luxembourg, S.A., dated as of June 13, 2005 (filed as Exhibit 10.3 to the Company’s

Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).

Exhibit Number	Description

**10.20	Form of Term Sheet for Employee Stock Awards and Form of Terms and Conditions for Employee Stock Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International Inc. and Subsidiaries and the 2004 Stock Incentive Plan of Weight Watchers International Inc. and Subsidiaries (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

**10.21	Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International Inc. and Subsidiaries and the 2004 Stock Incentive Plan of Weight Watchers International Inc. and Subsidiaries (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

**10.22	Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006 among Weight Watchers International, Inc., JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., The Bank of Nova Scotia and various financial institutions (filed as Exhibit 10.1 to the Company’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006, and incorporated herein by reference).

**10.23	Form of Director Restricted Stock Agreement for Weight Watchers International, Inc. non-employee director restricted stock issued under the 2004 Stock Incentive Plan of Weight Watchers International, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, and incorporated herein by reference).

**10.24	Summary of Non-Employee Director Compensation (filed as Exhibit 10 to the Company’s Current Report on Form 8-K, as filed on July 18, 2006, and incorporated herein by reference).

**10.25	Summary of Retirement Arrangement for Linda Huett (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006, and incorporated herein by reference).

**10.26	Statement of Amendment to Forms of Continuity Agreements (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed on December 15, 2006, and incorporated herein by reference).

**10.27	Statement of Amendments to the 1999 Stock Purchase and Option Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed on December 15, 2006, and incorporated herein by reference).

**10.28	Statement of Amendments to the 2004 Stock Incentive Plan (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K as filed on December 15, 2006, and incorporated herein by reference).

**10.29	Statement of Amendments to the Executive Profit Sharing Plan (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K as filed on December 15, 2006, and incorporated herein by reference).

**10.30	Stock Purchase Agreement, dated as of December 17, 2006, by and between Weight Watchers International, Inc. and Artal Holdings Sp. z o.o. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 21, 2006, and incorporated herein by reference).

**10.31	Commitment Letter, dated December 18, 2006, by and between Weight Watchers International, Inc. and Credit Suisse Securities (USA) LLC and Credit Suisse (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on December 21, 2006, and incorporated herein by reference).

**10.32	Amended and Restated Commitment Letter, dated January 8, 2007, by and between Weight Watchers International, Inc., Credit Suisse Securities (USA) LLC, Credit Suisse, J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (filed as Exhibit (b)(1) filed to the Company’s Tender Offer Statement on Schedule TO Amendment No. 1, as filed on January 11, 2007, and incorporated herein by reference).

Exhibit Number	Description

**10.33	First Amendment, dated as of January 26, 2007, to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as the syndication agent, JPMorgan Securities Inc., as a lead arranger and a book manager, and The Bank of Nova Scotia, as the administrative agent, a lead arranger and a book manager (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on January 26, 2007, and incorporate herein by reference).

**10.34	Supplement, dated as of January 26, 2007, to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as the syndication agent, JPMorgan Securities Inc., as a lead arranger and a book manager, and The Bank of Nova Scotia, as the administrative agent, a lead arranger and a book manager (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on January 26, 2007, and incorporate herein by reference).

*21.1	Subsidiaries of Weight Watchers International, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by David P. Kirchhoff, President and Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Ann M. Sardini, Chief Financial Officer.

***32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Previously filed.
***	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing, under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: February 28, 2007	By:	/S/ DAVID P. KIRCHHOFF David P. Kirchhoff President, Chief Executive Officer and Director (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2007	By:	/S/ DAVID P. KIRCHHOFF David P. Kirchhoff President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 28, 2007	By:	/S/ ANN M. SARDINI Ann M. Sardini Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 28, 2007	By:	/S/ RAYMOND DEBBANE Raymond Debbane Director

Date: February 28, 2007	By:	/S/ PHILIPPE J. AMOUYAL Philippe J. Amouyal Director

Date: February 28, 2007	By:	/S/ JOHN F. BARD John F. Bard Director

Date: February 28, 2007	By:	/S/ MARSHA JOHNSON EVANS Marsha Johnson Evans Director

Date: February 28, 2007	By:	/S/ JONAS M. FAJGENBAUM Jonas M. Fajgenbaum Director

Date: February 28, 2007	By:	/S/ SACHA LAINOVIC Sacha Lainovic Director

Date: February 28, 2007	By:	/S/ SAM K. REED Sam K. Reed Director

Date: February 28, 2007	By:	/S/ CHRISTOPHER J. SOBECKI Christopher J. Sobecki Director