Form 10-Q
period 2007-03-31
WEIGHT WATCHERS INTERNATIONAL INC
filed 2007-05-10
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 30, 2007 was 78,695,753.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets at March 31, 2007 and December 30, 2006	2

	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2007 and April 1, 2006	3

	Unaudited Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) for the three months ended March 31, 2007 and for the fiscal year ended December 30, 2006	4

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and April 1, 2006	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	March 31, 2007	December 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,887	$37,504
Receivables, net	44,899	40,324
Inventories, net	34,924	38,548
Prepaid expenses and other current assets	34,969	34,927
Deferred income taxes	17,952	3,443

TOTAL CURRENT ASSETS	186,631	154,746
Property and equipment, net	31,906	31,033
Franchise rights acquired	692,944	691,903
Goodwill	51,337	51,329
Trademarks and other intangible assets, net	23,107	21,027
Deferred income taxes	22,926	43,931
Deferred financing costs and other noncurrent assets	10,330	8,423

TOTAL ASSETS	$1,019,181	$1,002,392

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$22,500	$18,922
Accounts payable	23,049	31,891
Dividend payable	13,997	17,062
Accrued liabilities	114,724	109,698
Income taxes payable	22,135	6,457
Deferred income taxes	—	9,063
Deferred revenue	71,763	43,439

TOTAL CURRENT LIABILITIES	268,168	236,532
Long-term debt	1,795,575	830,237
Other	8,294	3,990

TOTAL LIABILITIES	2,072,037	1,070,759
SHAREHOLDERS’ DEFICIT
Dividend to Artal Luxembourg S.A.	(304,835)	(304,835)
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	—	—
Treasury stock, at cost, 33,317 shares at March 31, 2007 and 14,486 shares at December 30, 2006	(1,572,475)	(540,318)
Retained earnings	817,301	770,539
Accumulated other comprehensive income	7,153	6,247

TOTAL SHAREHOLDERS’ DEFICIT	(1,052,856)	(68,367)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,019,181	$1,002,392

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2007	April 1, 2006
Meeting fees, net	$234,855	$198,539
Product sales and other, net	128,910	112,276
Internet revenues	35,636	31,233

Revenues, net	399,401	342,048
Cost of meetings, products and other	166,138	141,555
Cost of internet revenues	7,156	8,000

Cost of revenues	173,294	149,555

Gross profit	226,107	192,493
Marketing expenses	70,778	53,880
Selling, general and administrative expenses	39,584	34,538

Operating income	115,745	104,075
Interest expense	25,213	11,287
Other income, net	(11)	(108)
Early extinguishment of debt	3,021	—

Income before income taxes	87,522	92,896
Provision for income taxes	33,696	35,899

Net income	$53,826	$56,997

Earnings per share:
Basic	$0.63	$0.57

Diluted	$0.63	$0.56

Weighted average common shares outstanding:
Basic	85,066	100,539

Diluted	85,702	101,338

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY/(DEFICIT)

(IN THOUSANDS)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income	Dividend to Artal Luxembourg S.A.	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	111,988	$—	11,410	$(390,864)	$5,995	$(304,835)	$609,053	$(80,651)
Comprehensive Income:
Net income							209,825	209,825
Translation adjustment, net of taxes of ($675)					699			699
Change in fair value of derivatives accounted for as hedges, net of taxes of $287					(447)			(447)

Total Comprehensive Income								210,077

Issuance of treasury stock under stock plans			(551)	2,224			2,947	5,171
Tax benefit of restricted stock units vested and stock options exercised							6,234	6,234
Secondary offering fees							(455)	(455)
Cash dividends declared							(68,854)	(68,854)
Purchase of treasury stock			3,627	(151,678)				(151,678)
Compensation expense on share-based awards							11,789	11,789

Balance at December 30, 2006	111,988	$—	14,486	$(540,318)	$6,247	$(304,835)	$770,539	$(68,367)
Comprehensive Income:
Net income							53,826	53,826
Translation adjustment, net of taxes of ($349)					1,234			1,234
Change in fair value of derivatives accounted for as hedges, net of taxes of $210					(328)			(328)

Total Comprehensive Income								54,732

Cumulative effect of adoption of FIN 48							(1,907)	(1,907)
Issuance of treasury stock under stock plans			(228)	923			4,678	5,601
Tax benefit of restricted stock units vested and stock options exercised							1,373	1,373
Purchase of treasury stock			19,059	(1,033,080)				(1,033,080)
Compensation expense on share-based awards							2,794	2,794
Cash dividends declared							(14,002)	(14,002)

Balance at March 31, 2007	111,988	$—	33,317	$(1,572,475)	$7,153	$(304,835)	$817,301	$(1,052,856)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 31, 2007	April 1, 2006
Cash provided by operating activities	$102,294	$101,066

Investing activities:
Capital expenditures	(3,201)	(3,732)
Capitalized software expenditures	(2,276)	(222)
Website development expenditures	(1,353)	(472)
Other items, net	61	(49)

Cash used for investing activities	(6,769)	(4,475)

Financing activities:
Net decrease in short-term borrowings	—	(378)
Proceeds from new term loans	1,200,000	—
Payments of long-term debt	(231,084)	(73,667)
Proceeds from stock options exercised	5,785	3,337
Tax benefit from restricted stock units vested and stock options exercised	1,373	1,454
Repurchase of treasury stock	(1,033,080)	(6,809)
Costs of public equity offering	—	(883)
Payment of dividends	(17,068)	—
Deferred financing costs	(5,417)	—

Cash used for financing activities	(79,491)	(76,946)

Effect of exchange rate changes on cash/cash equivalents and other	349	1,777

Net increase in cash and cash equivalents	16,383	21,422
Cash and cash equivalents, beginning of period	37,504	31,476

Cash and cash equivalents, end of period	$53,887	$52,898

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc., and its wholly-owned subsidiaries, which effective December 16, 2005 includes WeightWatchers.com, Inc. and its subsidiaries (collectively, “WW.com”). The term the “Company” as used throughout this document is used to indicate Weight Watchers International, Inc. and its wholly-owned subsidiaries. The term “WWI” as used throughout this document is used to indicate Weight Watchers International, Inc. and its wholly-owned subsidiaries other than WW.com.

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

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.	Summary of Significant Accounting Policies

For a discussion of the Company’s significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

3.	Acquisitions

The acquisitions of certain franchisees have been accounted for under the purchase method of accounting and, accordingly, earnings have been included in the consolidated operating results of the Company since their dates of acquisition. Details of these franchise acquisitions are outlined below.

On July 27, 2006, the Company acquired substantially all of the assets of its Indiana franchisee, Weight Watchers of Greater Indiana, Inc., for a net purchase price of approximately $24,575, plus assumed liabilities and transaction costs of $476. The total purchase price has been allocated to franchise rights acquired ($24,849), inventory ($102) and fixed assets ($100).

On August 17, 2006, the Company acquired substantially all of the assets of its eastern Canadian franchisee, Walmar (Eastern Canada) Limited (“Walmar”), and of Vale Printing Limited (“Vale”, and collectively with Walmar, “Eastern Canada”), for a net purchase price of approximately $49,781, plus assumed liabilities and transaction costs of $1,059. The total purchase price has been preliminarily allocated to franchise rights acquired ($49,040), inventory ($885), fixed assets ($779) and prepaid expenses and other current assets ($136).

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company no longer amortizes goodwill or other indefinite lived intangible assets. The Company performed its annual impairment review as of December 30, 2006 and determined that no impairment existed. Unamortized goodwill is due mainly to the acquisition of the Company by the H.J. Heinz Company in 1978 and the acquisition of WW.com in 2005. Franchise rights acquired are due mainly to acquisitions of the Company’s franchised territories. For the three months ended March 31, 2007, the changes in goodwill and franchise rights acquired are primarily due to foreign currency fluctuations.

In accordance with SFAS No. 142, aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $1,668 and $1,485 for the three months ended March 31, 2007 and April 1, 2006, respectively.

The carrying amount of the amortized intangible assets as of March 31, 2007 and December 30, 2006 was as follows:

	March 31, 2007		December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software costs	$21,750	$7,387	$19,361	$6,372
Trademarks	8,407	7,721	8,393	7,647
Website development costs	16,434	9,440	15,081	8,900
Other	5,382	4,318	5,317	4,206

	$51,973	$28,866	$48,152	$27,125

Estimated amortization expense of existing finite lived intangible assets for the next five fiscal years is as follows:

Remainder of 2007	$5,530
2008	$7,158
2009	$5,301
2010	$2,041
2011	$1,373

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.	Long-Term Debt

WWI Credit Facility

WWI’s Credit Agreement, dated as of January 16, 2001, and amended and restated as of January 21, 2004, as supplemented on October 19, 2004 and as amended on June 24, 2005, May 8, 2006 and amended and supplemented on January 26, 2007, consists of a term loan facility consisting of two tranche A facilities, or Term Loan A and Additional Term Loan A, and a tranche B facility, or Term Loan B, in an aggregate amount of up to $1,550,000 and a revolving credit facility in the amount of up to $500,000, or the Revolver, or the WWI Credit Facility.

On May 8, 2006, WWI entered into a refinancing to reduce its effective interest rate while increasing its borrowing capacity and extending the maturities of borrowings under the WWI Credit Facility. In connection with the refinancing, WWI’s Term Loan B and Additional Term Loan B in the aggregate amount of $294,375 were repaid and replaced with a new Term Loan A in the amount of $350,000. The additional funds of $55,625 were used to pay down the revolving line of credit. Also, in connection with this refinancing, WWI’s then existing revolving line of credit was repaid and replaced with a new revolving line of credit, the Revolver, that increased borrowing capacity from $350,000 to $500,000. The Term Loan A and the Revolver have a maturity date of June 2011. In connection with the early extinguishment of debt resulting from this refinancing, the Company recorded a charge of $1,321 in the second quarter of 2006 relating to the write-off of a portion of the deferred financing costs associated with its old debt.

On January 26, 2007, in connection with the Tender Offer and the share repurchase from Artal Holdings Sp. z.o.o., an indirect subsidiary of Artal Group, S.A., and together with its parent and subsidiaries, Artal (see Note 6), the Company increased its debt capacity by adding an Additional Term Loan A in the amount of $700,000 and a new Term Loan B in the amount of $500,000. The Company utilized $185,784 of these proceeds to pay off the WW.com credit facilities consisting of (i) a five year, senior secured first lien term loan facility in an aggregate principal amount of $170,000 and (ii) a five and one-half year, senior secured second lien term loan facility in an aggregate principal amount of $45,000, or the WW.com Credit Facilities, $461,593 to repurchase 8,548 of its shares in the Tender Offer (as defined in Note 6) and $567,617 to repurchase 10,511 of its shares from Artal. In connection with the early extinguishment of the WW.com Credit Facilities, the Company recorded a charge of $3,021 in the first quarter of 2007 relating to the write-off of the deferred financing costs associated with the WW.com Credit Facilities. The Additional Term Loan A and Term Loan B mature in January 2013 and January 2014, respectively. At March 31, 2007, WWI had $229,200 of availability under the Revolver.

The Term Loan A, Additional Term Loan A and the Revolver bear interest at an initial rate equal to LIBOR plus 1.25% per annum or, at WWI’s option, the alternate base rate (as defined in the WWI Credit Agreement). The Term Loan B bears interest at an initial rate equal to LIBOR plus 1.5% per annum or, at WWI’s option, the alternate base rate (as defined in the WWI Credit Facility). In addition to paying interest on outstanding principal under the WWI Credit Facility, WWI is required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at an initial rate equal to 0.25% per annum.

The WWI Credit Facility contains customary covenants including covenants that in certain circumstances restrict WWI’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires WWI to maintain specified financial ratios and satisfy financial condition tests. At March 31, 2007, WWI complied with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so. The WWI Credit Facility contains customary events of default.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

On January 5, 2007, Standard & Poor’s assigned a “BB” rating to WWI’s Term Loan A and Revolver and assigned a “BB” rating to WWI’s Additional Term Loan A and Term Loan B. On January 4, 2007, Moody’s affirmed its “Ba1” rating for WWI’s Term Loan A and Revolver and assigned a “Ba1” rating to WWI’s Additional Term Loan A and Term Loan B.

WW.com Credit Facilities

On December 16, 2005, WW.com borrowed $215,000 pursuant to the WW.com Credit Facilities. The WW.com Credit Facilities were governed by two credit agreements among WW.com, Credit Suisse, as administrative agent and collateral agent, and the lenders party thereto. As discussed above, the WW.com Credit Facilities were repaid in full in January 2007.

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

During the three months ended April 1, 2006, the Company purchased 148 shares of its common stock in the open market at a total cost of $6,809. Other than shares repurchased in connection with the Tender Offer and the share repurchase from Artal referred to below, the Company purchased no additional shares of its common stock during the three months ended March 31, 2007.

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

The Tender Offer expired at midnight on January 18, 2007, and on January 26, 2007 approximately 8,548 shares were repurchased at a price of $54.00 per share. The 8,548 shares repurchased are comprised of the 8,300 shares the Company offered to purchase and 248 shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, the Company repurchased 10,511 of its shares from Artal at a purchase price of $54.00 per share pursuant to its prior agreement with Artal. In January 2007, the Company amended and supplemented the WWI Credit Facility to finance these repurchases. See Note 5.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2007	April 1, 2006
Numerator:
Net income	$53,826	$56,997

Denominator:
Weighted-average shares of common stock outstanding	85,066	100,539
Effect of dilutive common stock equivalents	636	799

Weighted-average diluted common shares outstanding	85,702	101,338

EPS:
Basic	$0.63	$0.57
Diluted	$0.63	$0.56

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 984 and 851 for the three months ended March 31, 2007 and April 1, 2006, respectively.

8.	Stock Plans

On May 12, 2004 and December 16, 1999, respectively, the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”) and the 1999 Stock Purchase and Option Plan (the “1999 Plan,” and together with the 2004 Plan, the “Stock Plans”). These plans are designed to promote the long-term financial interests and growth of the Company by attracting and retaining management with the ability to contribute to the success of the business. The Board of Directors or a committee thereof administers the Stock Plans.

Under the 2004 Plan, grants may take the following forms at the Board of Directors’ or a committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (“RSUs”) and other share-based awards. The maximum number of shares available for grant under the 2004 Plan is 2,500 shares of authorized common stock.

Under the 1999 Plan, grants may take the following forms at the Board of Directors’ or a committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares and other share-based grants. The maximum number of shares available for grant under this plan is 7,058 shares of authorized common stock.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On March 12, 2007, the Company granted 326 options and 41 RSUs to certain members of management. The options and RSUs will vest over three years and the options will expire 10 years from the date of grant. The options and RSUs had an aggregate estimated grant-date fair value of $4,253 and $1,790, respectively.

9.	Income Taxes

The effective tax rate for the three months ended March 31, 2007 and April 1, 2006 was 38.5% and 38.6%, respectively. For the three months ended March 31, 2007 and April 1, 2006 the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes, offset by lower statutory rates in certain foreign jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on December 31, 2006, the first day of its 2007 fiscal year. As a result of the adoption of this standard, the Company recognized approximately a $1,907 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the opening balance of retained earnings for fiscal 2007. Upon adoption of FIN 48 on December 31, 2006, the Company had $8,232 of unrecognized tax benefits, of which $4,234 would affect its effective tax rate, if recognized.

In addition, the Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2006, the Company had $708 of accrued interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. At December 31, 2006, with few exceptions, the Company was no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2002, and, non-U.S. income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. federal income tax returns for the years 2002 through 2003. The IRS has proposed and management has agreed to certain adjustments that will not have a material impact on the Company’s financial position or results of operations.

10.	Legal

In March 2006, the Company agreed to settle a litigation filed on behalf of a purported class of employees under the California Labor Code and the Federal Fair Labor Standards Act for $2,300 plus other costs and expenses. This settlement was accrued for in fiscal 2005 and is subject to final approval by the court.

On July 7, 2006, the Company filed an amended notice of appeal with the U.K. VAT and Duties Tribunal (the “Tribunal”) appealing Her Majesty’s Revenue and Customs’ (“HMRC”) ruling that from April 1, 2005 Weight Watchers meetings fees in the U.K. should be fully subject to 17.5% standard rated value added tax, or VAT. For over a decade prior to April 1, 2005, HMRC had determined that Weight Watchers meetings fees in the U.K. were only partially subject to 17.5% VAT. It is the Company’s view that this prior determination by HMRC should remain in effect and this view was further supported on March 8, 2007 when the Tribunal ruled that Weight Watchers meetings in the U.K. should only be partially subject to 17.5% VAT. On May 3, 2007, HMRC appealed the Tribunal’s ruling in favor of the Company and the Company intends to vigorously defend the Tribunal’s ruling. If such appeal by HMRC is ultimately successful or if it is determined by HMRC that a lesser proportion of Weight Watchers meetings fees as compared to HMRC’s prior rulings is not subject to 17.5% VAT, the Company may

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

incur monetary liability in excess of reserves previously recorded and its U.K. results of operations may be adversely affected in the future. However, it is the opinion of management that the ultimate disposition of this matter, to the extent not previously provided for, will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

Due to the nature of its activities, the Company is also, at times, subject to pending and threatened legal actions that arise out of the normal course of business. The Company has had and continues to have disputes with certain of its franchisees. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

11.	Derivative Instruments and Hedging

The Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of March 31, 2007 and April 1, 2006, the Company held contracts for interest rate swaps with notional amounts totaling $1,050,000 and $257,500, respectively. The Company is hedging forecasted transactions for periods not exceeding the next five years. At March 31, 2007, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income will be reclassified to the Statement of Operations within the next twelve months.

As of March 31, 2007 and April 1, 2006, cumulative gains for qualifying hedges were reported as a component of accumulated other comprehensive income in the amounts of $626 ($1,026 before taxes) and $1,894 ($3,109 before taxes), respectively. For the three months ended March 31, 2007 and April 1, 2006, there were no fair value adjustments recorded in the statement of operations since all hedges are considered qualifying.

12.	Comprehensive Income

Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Net income	$53,826	$56,997
Foreign currency translation adjustments	1,234	(772)
Current period changes in fair value of derivatives	(328)	492

Comprehensive income	$54,732	$56,717

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.	Segment Data

The Company has two operating segments, each of which is a reportable segment: WWI and WW.com. These are two separate and distinct businesses for which discrete financial information is available. This discrete financial information is maintained and managed separately and is reviewed regularly by the chief operating decision maker. All intercompany activity is eliminated in consolidation.

Information about the Company’s reportable operating segments is as follows:

	Three Months Ended March 31, 2007
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$362,946	$36,455	$—	$399,401
Intercompany revenue	3,421	12,635	(16,056)	—

Total revenue	366,367	49,090	(16,056)	399,401

Depreciation and amortization	3,453	911	—	4,364

Operating income	99,383	16,362	—	115,745

Interest expense				25,213
Other income, net				(11)
Early extinguishment of debt				3,021
Provision for taxes				33,696

Net income				$53,826

Total assets	$1,267,742	$53,272	$(301,833)	$1,019,181

	Three Months Ended April 1, 2006
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$310,815	$31,233	$—	$342,048
Intercompany revenue	2,428	1,328	(3,756)	—

Total revenue	313,243	32,561	(3,756)	342,048

Depreciation and amortization	2,436	1,425	—	3,861

Operating income	94,964	9,111	—	104,075

Interest expense				11,287
Other expense, net				(108)
Provision for taxes				35,899

Net income				$56,997

Total assets	$933,606	$40,993	$(118,610)	$855,989

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise: the “Company”, “we”, “us”, and “our” refers to Weight Watchers International, Inc. and all subsidiaries consolidated for purposes of its financial statements, including WeightWatchers.com, Inc. and its subsidiaries; “Weight Watchers International” or “WWI” refers to Weight Watchers International, Inc. and all of its subsidiaries other than WeightWatchers.com, Inc. and subsidiaries of WeightWatchers.com, Inc.; “WeightWatchers.com” or “WW.com” refers to WeightWatchers.com, Inc. and its subsidiaries; and “NACO” refers to our North American Company-owned operations.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively, the “Consolidated Financial Statements”). Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” and similar expressions in this Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•

competition, including price competition and competition with self-help, pharmaceutical, surgical, dietary supplements and meal replacement products, and other weight-management brands, diets, programs and products;

•	risks associated with the relative success of our marketing and advertising;

•	risks associated with the continued attractiveness of our plans;

•	risks associated with general economic conditions and consumer confidence; and

•	the other factors discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

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

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. These critical accounting policies have not changed since December 30, 2006.

RESULTS OF OPERATIONS

Net revenues were $399.4 million for the three months ended March 31, 2007, an increase of $57.4 million or 16.8%, from $342.0 million for the three months ended April 1, 2006. Revenues increased $57.4 million driven by a $36.4 million increase in meeting fees, a $15.8 million increase in product sales, a $4.4 million increase in internet revenues, and a $2.0 million increase in licensing revenues, partially offset by a $1.2 million decrease in other revenues. Net revenues were positively impacted by foreign currency exchange rates in the amount of $12.6 million or 3.7%.

For the three months ended March 31, 2007, total meeting fees were $234.9 million versus $198.5 million for the same period in the prior year, an increase of $36.4 million or 18.3% including the favorable impact of foreign currency translation. Attendance volumes in the quarter increased compared to prior year in the U.K. and in NACO. These gains were partially offset by a decline in Continental Europe, leaving total worldwide attendance at 18.7 million, up 0.8 million from the prior year level of 17.9 million.

In NACO, meeting fees for the three months ended March 31, 2007 were $155.1 million, up $27.1 million or 21.2%, from $128.0 million for the three months ended April 1, 2006. Attendances grew 7.3% versus the prior year quarter to 11.1 million including the impact of acquisitions, but declined 2.6% without the benefit of acquisitions. Meeting fee growth far outpaced attendance growth in the quarter. The average meeting fee per attendee rose 12.8% over the prior year comparable period as a result of the continued success of our Monthly Pass commitment plan. Monthly Pass, first introduced in our 2006 fall diet season, is a recurring billing model whereby the member authorizes us to charge her credit card on a monthly basis, at a discounted rate, until the member elects to cancel. The increase in the average meeting fee arises because not all members who purchase Monthly Pass will attend all the meetings for which they have paid.

In this quarter, we are introducing paid weeks, a new and additional volume metric to provide a greater degree of insight into our business. Before the recent launch of our new commitment plans in the meeting business, growth in attendance essentially approximated growth in meeting paid weeks. With Monthly Pass’ growing penetration in NACO, we felt that another metric, meeting paid weeks, was needed. The meeting paid week metric captures total Weight Watchers paid meeting membership by adding paid commitment plan weeks to pay-as-you-go weeks for a given period, thus providing a greater degree of transparency. In the first quarter of 2007, paid weeks in the NACO meeting business including acquisitions grew 26.3% exceeding overall attendance growth of 7.3%.

International Company-owned meeting fees were $79.8 million for the three months ended March 31, 2007, an increase of $9.3 million or 13.2%, from $70.5 million for the three months ended April 1, 2006. On a local currency basis, total international meeting fee revenues rose 3.3% from the comparable prior year quarter. Growth in U.K. attendance of 9.8% in the quarter drove meeting fee revenue growth. In Continental Europe, the meeting revenue impact of lower attendance, down 6.6% versus the prior year quarter, was offset by pricing actions taken in some of our Continental European countries.

Worldwide product sales for the three months ended March 31, 2007 were $105.3 million, up $15.8 million, or 17.7%, from $89.5 million for the three months ended April 1, 2006. Domestically, product sales posted strong growth, up 14.5% or $7.2 million to $56.9 million in the first quarter of 2007. Internationally, product sales increased 21.6% or $8.6 million, to $48.4 million. On a local currency basis, international product sales rose 11.1%. The increase in worldwide product sales is partially the result of newly designed enrollment products that appeal to our enrollees as well as to many of our ongoing members.

Internet revenues, which include subscription revenue from sales of Weight Watchers Online and Weight Watchers eTools subscriptions, as well as internet advertising revenue, grew $4.4 million or 14.1%, to $35.6 million for the three months ended March 31, 2007 from $31.2 million for three months ended April 1, 2006. The number of end-of-period active Weight Watchers Online subscribers increased 21.3%, from 497,000 in the first quarter of 2006 to 603,000 in the first quarter of 2007, driven by WW.com’s first national television advertising campaign, which aired in the quarter. The revenue impact of the growth in end-of-period online subscribers was partially offset by a lower sign-up rate in the quarter for paid eTools, the paid internet product for meeting members. This is a result of meeting members migrating to the Monthly Pass commitment plan which includes ‘free’ eTools as part of its monthly fee.

Other revenue, comprised primarily of licensing revenues and our publications, was $18.5 million for the three months ended March 31, 2007, an increase of $1.9 million or 11.4%, from $16.6 million for the three months ended April 1, 2006. Licensing revenues increased $2.0 million or 16.0% worldwide. Excluding a sizable catch-up payment made in first quarter last year in one of our international markets, the increase in licensing revenues rises to 20%.

Franchise royalties were $3.6 million domestically and $1.5 million internationally for the three months ended March 31, 2007. Total franchise royalties were $5.1 million, down 17.3% from $6.2 million in the prior year. Excluding lost commissions resulting from our recent acquisition of four of our franchises, franchise royalties rose 10.5%.

Cost of revenues was $173.3 million for the three months ended March 31, 2007, an increase of $23.8 million or 15.9%, from $149.5 million for the three months ended April 1, 2006. Gross profit margin of 56.6% of sales for the three months ended March 31, 2007 increased 30 basis points from 56.3% of sales in the prior year.

Marketing expenses for the three months ended March 31, 2007 increased $16.9 million or 31.4%, to $70.8 million, from $53.9 million for the three months ended April 1, 2006. A significant portion of the increased spend resulted from additional television advertising. In the U.S., WW.com began advertising on television for the first time, while in NACO, Continental Europe and the U.K., we increased our level of television advertising. We also invested more heavily in print and direct mail this quarter as compared to the prior year. As a percentage of net revenues, marketing expenses were 17.7% for the three months ended March 31, 2007, as compared to 15.8% in the same period last year.

Selling, general and administrative expenses were $39.6 million for the three months ended March 31, 2007 as compared to $34.5 million for the three months ended April 1, 2006, an increase of $5.1 million. As a percentage of revenues, selling, general and administrative expenses were down to 9.9% for the three months ended March 31, 2007, as compared to 10.1% in the same period last year. This year’s selling, general and administrative expense is and will continue to be impacted by our ongoing technology investment in upgrading our systems.

Operating income was $115.7 million for the three months ended March 31, 2007, an increase of $11.6 million or 11.1%, from $104.1 million for the three months ended April 1, 2006. The operating income margin for the three months ended March 31, 2007 was 29.0%, a decrease of 140 basis points from 30.4% for the comparable period last year, a direct result of our higher marketing expense.

Net interest charges increased $13.9 million to $25.2 million for the three months ended March 31, 2007, as compared to $11.3 million for the three months ended April 1, 2006. The increase in interest expense was primarily the result of higher debt outstanding. In the first quarter, we increased our debt in order to finance the repurchase of 19.1 million shares (as further explained in Liquidity and Capital Resources – Stock Transactions).

In connection with the early extinguishment of debt resulting from the pay down of the WW.com Credit Facilities (as further explained in Note 5 to the Consolidated Financial Statements), we recorded a charge of $3.0 million relating to the write-off of the deferred financing costs associated with the WW.com Credit Facilities.

Our effective tax rate for the three months ended March 31, 2007 was 38.5%, as compared to 38.6% for the three months ended April 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

For the three months ended March 31, 2007, cash and cash equivalents were $53.9 million, an increase of $16.4 million from December 30, 2006. Cash flows provided by operating activities were $102.3 million, including $6.9 million used by WW.com’s operating activities. The cash provided by operations exceeded our net income of $53.8 million, with the excess arising from changes in our working capital, in particular a significant increase in deferred revenues, and differences between book and cash taxes. Funds used for investing and financing activities combined totaled $86.3 million. Investing activities utilized $6.8 million, primarily for capital expenditures of $3.2 million, software expenditures of $2.3 million and website development expenditures of $1.3 million. Cash used for financing activities totaled $79.5 million. This included the repurchase of 19.1 million shares of our common stock for $1,033.1 million in connection with our Tender Offer and share repurchase from Artal and dividend payments of $17.1 million, financed primarily by net proceeds from borrowings of $968.9 million.

For the three months ended April 1, 2006, cash and cash equivalents were $52.9 million, an increase of $21.4 million from December 31, 2005. Cash flows provided by operating activities in the first quarter of 2006 were $101.1 million, including $11.5 million provided by WW.com’s operating activities. The cash provided by operations was driven by our net income of $57.0 million and changes in our working capital. Funds used for investing and financing activities combined totaled $81.4 million. Investing activities utilized $4.5 million, primarily for capital expenditures of $3.7 million. Cash used for financing activities totaled $76.9 million. This included the repurchase of 148.3 thousand shares of our common stock for $6.8 million, consistent with our stock repurchase program (See Part II, Item 2) and a net paydown of debt of $73.7 million.

Balance Sheet

Comparing the balance sheet at March 31, 2007 with that at December 30, 2006, our cash balance has increased by $16.4 million to $53.9 million, as noted above. Our working capital deficit at March 31, 2007 was $81.5 million, including $53.9 million of cash, as compared to $81.8 million, including $37.5 million of cash, at December 30, 2006. Excluding the change in cash, the working capital deficit increased by $16.1 million from December 30, 2006 to March 31, 2007.

Of the $16.1 million increase in negative working capital, approximately $36.1 million relates to operational items and $3.6 million reflects an increase in the current portion of our long-term debt. These are partially offset by a decrease in negative working capital of $23.6 million arising from higher deferred taxes. The $36.1 million of operational items is largely the result of a $28.3 million increase in deferred revenue for member prepayments associated with our new commitment plans. The remaining $7.8 million is comprised of net payables and accrued expenses increasing $8.8 million, inventories declining by $3.6 million, and a $4.6 million higher receivables balance in the quarter.

Long Term Debt

As of March 31, 2007, the WWI Credit Facility consists of a term loan facility in an aggregate amount of up to $1,550.0 million consisting of Term Loan A, Additional Term Loan A and

Term Loan B, and the Revolver in the amount of up to $500.0 million. At March 31, 2007, WWI had debt of $1,818.1 million and had additional availability under its $500.0 million Revolver of $229.2 million.

At March 31, 2007 and December 30, 2006, our debt consisted entirely of variable-rate instruments. The average interest rate on our debt was approximately 6.7% and 6.8% per annum at March 31, 2007 and December 30, 2006, respectively.

The following schedule sets forth WWI’s long-term debt obligations and interest rates at March 31, 2007:

Long-Term Debt At March 31, 2007
	Balance (in millions)	Interest Rate
Revolver due 2011	$268.1	6.68%
Term Loan A due 2011	350.0	6.66%
Additional Term Loan A due 2013	700.0	6.63%
Term Loan B due 2014	500.0	6.88%

Total Debt	1,818.1
Less Current Portion	22.5

Total Long-Term Debt	$1,795.6

The Term Loan A, Additional Term Loan A and the Revolver bear interest at an initial rate equal to LIBOR plus 1.25% per annum or, at WWI’s option, the alternate base rate (as defined in the WWI Credit Facility). The Term Loan B bears interest at an initial rate equal to LIBOR plus 1.5% per annum or, at WWI’s option, the alternate base rate (as defined in the WWI Credit Facility). In addition to paying interest on outstanding principal under the WWI Credit Facility, WWI is required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at an initial rate equal to 0.25% per year.

The WWI Credit Facility contains customary covenants, including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires WWI to maintain specified financial ratios and satisfy financial condition tests. At March 31, 2007, WWI complied with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

On January 5, 2007, Standard & Poor’s assigned a “BB” rating to WWI’s Term Loan A and Revolver and assigned a “BB” rating to WWI’s Additional Term Loan A and Term Loan B. On January 4, 2007, Moody’s affirmed its “Ba1” rating for WWI’s Term Loan A and Revolver and assigned a “Ba1” rating to WWI’s Additional Term Loan A and Term Loan B.

The following schedule sets forth our year-by-year debt obligations:

Total Debt Obligation

(Including Current Portion)

As of March 31, 2007

(in millions)

Remainder of 2007	$16.9
2008	45.6
2009	162.5
2010	215.0
2011	623.1
Thereafter	755.0

Total	$1,818.1

Debt obligations due to be repaid in the next 12 months are expected to be satisfied with operating cash flows. We believe that cash flows from operating activities, together with borrowings available under our Revolver, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

Dividends

On March 12, 2007, our Board of Directors declared a quarterly dividend of $0.175 per share for the first quarter of fiscal 2007 to be paid on April 13, 2007 to shareholders of record as of March 30, 2007.

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

Stock Transactions

On December 18, 2006, we commenced a tender offer in which we sought to acquire up to 8.3 million shares of our common stock at a price between $47.00 and $54.00 per share, or Tender Offer. Prior to the Tender Offer, we entered into an agreement with Artal whereby Artal agreed to sell to us at the same price as is determined in the Tender Offer the number of our shares necessary to keep its percentage ownership in us at substantially the same level after the Tender Offer. Artal also agreed not to participate in the Tender Offer so that it would not affect the determination of the price in the Tender Offer. The Tender Offer expired at midnight on January 18, 2007, and on January 26, 2007 we repurchased approximately 8.5 million shares at a price of $54.00 per share. The 8.5 million shares repurchased are comprised of the 8.3 million shares we offered to purchase and 0.2 million shares purchased pursuant to our right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, we repurchased 10.5 million of our shares from Artal at a purchase price of $54.00 per share pursuant to our prior agreement with Artal.

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

No shares will be purchased from Artal under the program. Other than the aforementioned Tender Offer and share repurchase from Artal, we purchased no additional shares of our common stock during the three months ended March 31, 2007.

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

RELATED PARTY TRANSACTIONS

For a discussion of related party transactions affecting us, see “Item 13. Certain Relationships and Related Transactions” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Other than during the normal course of business, the related party transactions affecting us have not changed since December 30, 2006.

SEASONALITY

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring diet season and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in 2007, Easter fell on April 8, which means that the pre-summer diet season began earlier than it did in 2006. Our operating income for the first half of the year is generally the strongest. While WW.com experiences similar seasonality in terms of new subscriber signups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

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

For a more detailed discussion of our quantitative and qualitative disclosures about market risks that affect us, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Our exposure to market risks has not changed materially since December 30, 2006.

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

In addition, there was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in fiscal 2007, we are in the process of upgrading some of our information systems, which will result in the automation of certain key processes. As we migrate to this new environment, our management takes appropriate actions to ensure the continuity of key controls, and the transitions are reviewed as part of our testing of internal controls as they relate to the reliability of financial reporting and the preparation and fair presentation of our consolidated financial statements.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 7, 2006, we filed an amended notice of appeal with the U.K. VAT and Duties Tribunal (the “Tribunal”) appealing Her Majesty’s Revenue and Customs’ (“HMRC”) ruling that from April 1, 2005 Weight Watchers meetings fees in the U.K. should be fully subject to 17.5% standard rated value added tax, or VAT. For over a decade prior to April 1, 2005, HMRC had determined that Weight Watchers meetings fees in the U.K. were only partially subject to 17.5% VAT. It is our view that this prior determination by HMRC should remain in effect and this view was further supported on March 8, 2007 when the Tribunal ruled that Weight Watchers meetings in the U.K. should only be partially subject to 17.5% VAT. On May 3, 2007, HMRC appealed the Tribunal’s ruling in favor of the Company and the Company intends to vigorously defend the Tribunal’s ruling. If such appeal by HMRC is ultimately successful or if it is determined by HMRC that a lesser proportion of Weight Watchers meetings fees as compared to HMRC’s prior rulings is not subject to 17.5% VAT, we may incur monetary liability in excess of reserves previously recorded and our U.K. results of operations may be adversely affected in the future. However, it is the opinion of management that the ultimate disposition of this matter, to the extent not previously provided for, will not have a material impact on our financial position, results of operations or ongoing cash flows.

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

There have been no material changes in the risk factors at March 31, 2007 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 30, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of our stock repurchases during the quarter ended March 31, 2007:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
December 31 - February 3	19,059,459	$54.00	19,059,459	$216,446,141
February 4 - March 3	—	—	—	$216,446,141
March 4 - March 31	—	—	—	$216,446,141

	19,059,459	$54.00	19,059,459	$216,446,141

(a)	On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250 million of our outstanding stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding an additional $250 million to this plan. Under this plan, we will not purchase stock held by Artal. This plan currently has no expiration date. We made no stock repurchases under this program during the quarter ended March 31, 2007.

On December 18, 2006 we commenced a Tender Offer in which we sought to acquire up to 8,300,000 shares of our common stock at a price between $47.00 and $54.00 per share. On December 18, 2006, our Board of Directors authorized us to spend $1,033.1 million in connection with our Tender Offer and the share repurchase from Artal. The Tender Offer expired on January 18, 2007 and on January 26, 2007, we repurchased 8,548,027 shares of common stock at a price of $54.00 per share. Additionally, as part a prior agreement with Artal, we repurchased 10,511,432 shares of our common stock on February 2, 2007 at a price of $54.00 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report under this item.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act, as amended.

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act, as amended.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: May 10, 2007	By:	/s/ DAVID P. KIRCHHOFF
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2007	By:	/s/ ANN M. SARDINI
Ann M. Sardini
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act, as amended.

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act, as amended.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.