Form 10-Q
period 2007-06-30
WEIGHT WATCHERS INTERNATIONAL INC
filed 2007-08-09
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐    No  ☒

The number of shares of common stock outstanding as of July 31, 2007 was 79,117,544.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	June 30, 2007	December 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,404	$37,504
Receivables, net	44,128	40,324
Inventories, net	33,659	38,548
Prepaid expenses and other current assets	27,899	32,934
Derivative receivable	15,044	1,993
Deferred income taxes	20,007	3,443

TOTAL CURRENT ASSETS	202,141	154,746
Property and equipment, net	31,993	31,033
Franchise rights acquired	715,682	691,903
Goodwill	51,353	51,329
Trademarks and other intangible assets, net	25,052	21,027
Deferred income taxes	10,226	43,931
Deferred financing costs and other noncurrent assets	9,862	8,423

TOTAL ASSETS	$1,046,309	$1,002,392

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$22,500	$18,922
Accounts payable	19,717	31,891
Dividend payable	14,048	17,062
Accrued interest	25,842	8,189
Accrued liabilities	115,982	101,509
Income taxes payable	16,651	6,457
Deferred income taxes	—	9,063
Deferred revenue	72,335	43,439

TOTAL CURRENT LIABILITIES	287,075	236,532
Long-term debt	1,741,875	830,237
Other	8,625	3,990

TOTAL LIABILITIES	2,037,575	1,070,759
SHAREHOLDERS’ DEFICIT
Dividend to Artal Luxembourg S.A.	(304,835)	(304,835)
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	—	—
Treasury stock, at cost, 33,225 shares at June 30, 2007 and 14,486 shares at December 30, 2006	(1,572,631)	(540,318)
Retained earnings	867,055	770,539
Accumulated other comprehensive income	19,145	6,247

TOTAL SHAREHOLDERS’ DEFICIT	(991,266)	(68,367)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,046,309	$1,002,392

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	June 30, 2007	July 1, 2006
Meeting fees, net	$232,719	$187,287
Product sales and other, net	115,114	100,137
Internet revenues	38,444	33,635

Revenues, net	386,277	321,059
Cost of meetings, products and other	158,918	134,234
Cost of internet revenues	7,743	6,334

Cost of revenues	166,661	140,568

Gross profit	219,616	180,491
Marketing expenses	53,593	40,934
Selling, general and administrative expenses	42,732	34,134

Operating income	123,291	105,423
Interest expense	29,036	11,475
Other income, net	(92)	(637)
Early extinguishment of debt	—	1,321

Income before income taxes	94,347	93,264
Provision for income taxes	36,324	35,347

Net income	$58,023	$57,917

Earnings per share:
Basic	$0.74	$0.58

Diluted	$0.73	$0.58

Weighted average common shares outstanding:
Basic	78,731	99,493

Diluted	79,351	100,201

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended
	June 30, 2007	July 1, 2006
Meeting fees, net	$467,574	$385,826
Product sales and other, net	244,024	212,413
Internet revenues	74,080	64,868

Revenues, net	785,678	663,107
Cost of meetings, products and other	325,056	275,789
Cost of internet revenues	14,899	14,334

Cost of revenues	339,955	290,123

Gross profit	445,723	372,984
Marketing expenses	124,371	94,814
Selling, general and administrative expenses	82,316	68,672

Operating income	239,036	209,498
Interest expense	54,249	22,762
Other income, net	(103)	(745)
Early extinguishment of debt	3,021	1,321

Income before income taxes	181,869	186,160
Provision for income taxes	70,020	71,246

Net income	$111,849	$114,914

Earnings per share:
Basic	$1.37	$1.15

Diluted	$1.36	$1.14

Weighted average common shares outstanding:
Basic	81,899	100,016

Diluted	82,528	100,775

Dividends declared per common share	$0.35	$0.35

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ DEFICIT

(IN THOUSANDS)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income	Dividend to Artal Luxembourg S.A.	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	111,988	$—	11,410	$(390,864)	$5,995	$(304,835)	$609,053	$(80,651)
Comprehensive Income:
Net income							209,825	209,825
Translation adjustment, net of taxes of ($675)					699			699
Change in fair value of derivatives accounted for as hedges, net of taxes of $287					(447)			(447)

Total Comprehensive Income								210,077

Issuance of treasury stock under stock plans			(551)	2,224			2,947	5,171
Tax benefit of restricted stock units vested and stock options exercised							6,234	6,234
Secondary offering fees							(455)	(455)
Cash dividends declared							(68,854)	(68,854)
Purchase of treasury stock			3,627	(151,678)				(151,678)
Compensation expense on share-based awards							11,789	11,789

Balance at December 30, 2006	111,988	$—	14,486	$(540,318)	$6,247	$(304,835)	$770,539	$(68,367)
Comprehensive Income:
Net income							111,849	111,849
Translation adjustment, net of taxes of ($2,689)					4,915			4,915
Change in fair value of derivatives accounted for as hedges, net of taxes of ($5,103)					7,983			7,983

Total Comprehensive Income								124,747

Cumulative effect of adoption of FIN 48							(1,907)	(1,907)
Issuance of treasury stock under stock plans			(320)	1,297			6,825	8,122
Tax benefit of restricted stock units vested and stock options exercised							1,858	1,858
Purchase of treasury stock			19,059	(1,033,610)				(1,033,610)
Compensation expense on share-based awards							5,718	5,718
Cash dividends declared							(27,827)	(27,827)

Balance at June 30, 2007	111,988	$—	33,225	$(1,572,631)	$19,145	$(304,835)	$867,055	$(991,266)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash provided by operating activities	$196,438	$168,735

Investing activities:
Capital expenditures	(6,957)	(8,320)
Capitalized software expenditures	(4,526)	(3,725)
Website development expenditures	(2,697)	(2,290)
Cash paid for acquisitions	(15,679)	—
Other items, net	198	150

Cash used for investing activities	(29,661)	(14,185)

Financing activities:
Net increase in short-term borrowings	—	3,070
Proceeds from new term loans	1,200,000	350,000
Proceeds from revolver borrowings	—	80,000
Payments of long-term debt	(284,784)	(431,085)
Proceeds from stock options exercised	8,593	3,574
Tax benefit from restricted stock units vested and stock options exercised	1,858	1,847
Repurchase of treasury stock	(1,033,610)	(120,060)
Costs of public equity offering	—	(50)
Payment of dividends	(30,841)	(17,602)
Deferred financing costs	(5,417)	(1,744)

Cash used for financing activities	(144,201)	(132,050)

Effect of exchange rate changes on cash/cash equivalents and other	1,324	762

Net increase in cash and cash equivalents	23,900	23,262
Cash and cash equivalents, beginning of period	37,504	31,476

Cash and cash equivalents, end of period	$61,404	$54,738

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc., and its wholly-owned subsidiaries. The term the “Company” as used throughout this document is used to indicate Weight Watchers International, Inc. and its wholly-owned subsidiaries. The term “WWI” as used throughout this document is used to indicate Weight Watchers International, Inc. and its wholly-owned subsidiaries other than WeightWatchers.com, Inc. and its subsidiaries, or collectively WW.com.

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

On July 27, 2006, the Company acquired substantially all of the assets of its Indiana franchisee, Weight Watchers of Greater Indiana, Inc., for a net purchase price of approximately $24,575, plus assumed liabilities and transaction costs of $479. The total purchase price has been allocated to franchise rights acquired ($24,852), inventory ($102) and fixed assets ($100).

On August 17, 2006, the Company acquired substantially all of the assets of its eastern Canadian franchisee, Walmar (Eastern Canada) Limited (“Walmar”), and of Vale Printing Limited (“Vale”, and collectively with Walmar, “Eastern Canada”), for a net purchase price of approximately $49,781, plus assumed liabilities and transaction costs of $1,405. The total purchase price has been allocated to franchise rights acquired ($49,386), inventory ($885), fixed assets ($779) and prepaid expenses and other current assets ($136).

On November 2, 2006, the Company acquired substantially all of the assets of its Suffolk County, New York franchisee, Weight Watchers of Suffolk, Inc., for a net purchase price of approximately $24,170, plus assumed liabilities of $330. The total purchase price has been allocated to franchise rights acquired ($23,225), fixed assets ($1,133), inventory ($140) and other current assets ($2).

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On December 11, 2006, the Company acquired substantially all of the assets of its western Michigan franchisee, Weight Watchers of Western Michigan, Inc., for a net purchase price of $36,935, plus assumed liabilities of $330. The total purchase price has been preliminarily allocated to franchise rights acquired ($36,034), fixed assets ($784), inventory ($445) and other current assets ($2).

On December 11, 2006, the Company reacquired its franchise rights in Greece and Italy for an aggregate amount of $4,375.

On June 3, 2007, the Company acquired substantially all of the assets of its British Columbia franchisee, Weight Watchers of British Columbia Inc., for a net purchase price of $15,282, plus assumed liabilities and transaction costs of $452. The total purchase price has been preliminarily allocated to franchise rights acquired ($15,638), inventory ($88), fixed assets ($7) and other current assets ($1).

The effects of these franchise acquisitions, individually or in the aggregate, were not material to the Company’s consolidated financial position, results of operations, or operating cash flows in any of the periods presented.

4.	Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company no longer amortizes goodwill or other indefinite lived intangible assets. The Company performed its annual impairment review as of December 30, 2006 and determined that no impairment existed. Unamortized goodwill is due mainly to the acquisition of the Company by the H.J. Heinz Company in 1978 and the acquisition of WW.com in 2005. Franchise rights acquired are due mainly to acquisitions of the Company’s franchised territories. For the six months ended June 30, 2007, the changes in goodwill and franchise rights acquired are due to the British Columbia acquisition as well as foreign currency fluctuations.

In accordance with SFAS No. 142, aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $1,668 and $3,447 for the three and six months ended June 30, 2007, respectively. Aggregate amortization expense was $1,099 and $2,584 for the three and six months ended July 1, 2006, respectively.

The carrying amount of the amortized intangible assets as of June 30, 2007 and December 30, 2006 was as follows:

	June 30, 2007		December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software costs	$24,051	$8,346	$19,361	$6,372
Trademarks	8,407	7,794	8,393	7,647
Website development costs	17,779	9,998	15,081	8,900
Other	5,382	4,429	5,317	4,206

	$55,619	$30,567	$48,152	$27,125

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Estimated amortization expense of existing finite lived intangible assets for the next five fiscal years is as follows:

Remainder of 2007	$4,586
2008	$8,659
2009	$6,800
2010	$2,988
2011	$1,373

5.	Long-Term Debt

WWI Credit Facility

WWI’s Credit Agreement, dated as of January 16, 2001, and amended and restated as of January 21, 2004, as supplemented on October 19, 2004 and as amended on June 24, 2005, May 8, 2006 and amended and supplemented on January 26, 2007, consists of a term loan facility consisting of two tranche A facilities, or Term Loan A and Additional Term Loan A, and a tranche B facility, or Term Loan B, in an aggregate amount of $1,550,000 and a revolving credit facility, or the Revolver, in the amount of up to $500,000. We refer to the term loan facilities and the Revolver collectively as the WWI Credit Facility.

On May 8, 2006, WWI entered into a refinancing to reduce its effective interest rate while increasing its borrowing capacity and extending the maturities of borrowings under the WWI Credit Facility. In connection with the refinancing, WWI’s then existing tranche B facilities in the aggregate amount of $294,375 were repaid and replaced with a new Term Loan A in the amount of $350,000. The additional funds of $55,625 were used to pay down the then existing revolving line of credit. Also, in connection with this refinancing, WWI’s then existing revolving line of credit was repaid and replaced with a new revolving line of credit, the Revolver, that increased borrowing capacity from $350,000 to $500,000. The Term Loan A and the Revolver have a maturity date of June 2011. In connection with the early extinguishment of debt resulting from this refinancing, the Company recorded a charge of $1,321 in the second quarter of 2006 relating to the write-off of a portion of the deferred financing costs associated with its old debt.

On January 26, 2007, in connection with the Tender Offer (as defined in Note 6) and the share repurchase from Artal Holdings Sp. z.o.o., an indirect subsidiary of Artal Group, S.A., the Company increased its debt capacity by adding an Additional Term Loan A in the amount of $700,000 and a new Term Loan B in the amount of $500,000 (see Note 6). We refer to Artal Group, S.A. together with its parent and subsidiaries as Artal. The Company utilized (a) $185,784 of these proceeds to pay off the WW.com Credit Facilities, consisting of (i) a five year, senior secured first lien term loan facility in an aggregate principal amount of $170,000 and (ii) a five and one-half year, senior secured second lien term loan facility in an aggregate principal amount of $45,000, (b) $461,593 to repurchase 8,548 of its shares in the Tender Offer and (c) $567,617 to repurchase 10,511 of its shares from Artal. In connection with the early extinguishment of the WW.com Credit Facilities, the Company recorded a charge of $3,021 in the first quarter of 2007 relating to the write-off of the deferred financing costs associated with the WW.com Credit Facilities. The Additional Term Loan A and Term Loan B mature in January 2013 and January 2014, respectively. At June 30, 2007, the Company had $277,531 of availability under the Revolver.

The Term Loan A, Additional Term Loan A and the Revolver bear interest at an initial rate equal to LIBOR plus 1.25% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Agreement). The Term Loan B bears interest at an initial rate equal to LIBOR plus 1.5% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility). In addition to paying interest on outstanding principal under the WWI Credit Facility, the Company is required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at an initial rate equal to 0.25% per annum.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At June 30, 2007, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

On June 7, 2007, Standard & Poor’s raised its rating on the Company’s Term Loan A, Additional Term Loan A, Term Loan B and Revolver from “BB” to “BB+”. On January 4, 2007, Moody’s affirmed its “Ba1” rating for the Company’s Term Loan A and Revolver and assigned a “Ba1” rating to the Company’s Additional Term Loan A and Term Loan B.

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

During the six months ended July 1, 2006, the Company purchased 2,838 shares of its common stock in the open market at a total cost of $120,060. Other than shares repurchased in connection with the Tender Offer and the share repurchase from Artal referred to below, the Company purchased no additional shares of its common stock during the six months ended June 30, 2007.

On December 18, 2006, the Company commenced a tender offer in which it sought to acquire up to 8,300 shares of its common stock at a price between $47.00 and $54.00 per share, which we refer to as the Tender Offer. Prior to the Tender Offer, the Company entered into an agreement with Artal, whereby Artal agreed to sell to the Company, at the same price determined in the Tender Offer, the number of its shares necessary to keep its percentage ownership in the Company at substantially the same level after the Tender Offer. Artal also agreed not to participate in the Tender Offer so that it would not affect the determination of the price in the Tender Offer.

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

7.	Earnings Per Share

Basic earnings per share, or EPS, computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Numerator:
Net income	$58,023	$57,917	$111,849	$114,914

Denominator:
Weighted-average shares of common stock outstanding	78,731	99,493	81,899	100,016
Effect of dilutive common stock equivalents	620	708	629	759

Weighted-average diluted common shares outstanding	79,351	100,201	82,528	100,775

EPS:
Basic	$0.74	$0.58	$1.37	$1.15
Diluted	$0.73	$0.58	$1.36	$1.14

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 1,256 and 1,364 for the three months ended June 30, 2007 and July 1, 2006, respectively, and 1,114 and 1,069 for the six months ended June 30, 2007 and July 1, 2006, respectively.

8.	Stock Plans

On May 12, 2004 and December 16, 1999, respectively, the Company’s shareholders approved the 2004 Stock Incentive Plan, or the 2004 Plan, and the 1999 Stock Purchase and Option Plan, or the 1999 Plan. We refer to the 1999 Plan and the 2004 Plan collectively as the Stock Plans. These plans are designed to promote the long-term financial interests and growth of the Company by attracting and retaining management with the ability to contribute to the success of the business. The Board of Directors or a committee thereof administers the Stock Plans.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Under the 2004 Plan, grants may take the following forms at the Board of Directors’ or a committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, or RSUs, and other share-based awards. The maximum number of shares available for grant under the 2004 Plan is 2,500 shares of authorized common stock.

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

On March 12, 2007, the Company granted 326 options and 41 RSUs to certain members of management. The options and RSUs will vest over three years and the options will expire 10 years from the date of grant. The options and RSUs had an aggregate estimated grant date fair value of $4,253 and $1,790, respectively.

9.	Income Taxes

The effective tax rate for both the three and six months ended June 30, 2007 was 38.5%. The effective tax rate for the three and six months ended July 1, 2006 was 37.9% and 38.3%, respectively. For the three and six months ended June 30, 2007, the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower statutory rates in certain foreign jurisdictions. For the three and six months ended July 1, 2006, the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower statutory tax rates in certain foreign jurisdictions and net operating loss carryforwards utilized by WW.com.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, on December 31, 2006, the first day of its 2007 fiscal year. As a result of the adoption of this standard, the Company recognized a $1,907 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the opening balance of retained earnings for fiscal year 2007. Upon adoption of FIN 48 on December 31, 2006, the Company had $8,232 of unrecognized tax benefits, of which $4,232 would affect its effective tax rate, if recognized. As of December 31, 2006, given the nature of the Company’s uncertain tax positions, it is reasonably possible that there will not be a significant change in the Company’s uncertain tax benefits within the next twelve months.

In addition, the Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2006, the Company had $708 of accrued interest and penalties.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. At December 31, 2006, with few exceptions, the Company was no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2002, or non-U.S. income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service, or IRS, commenced an examination of the Company’s U.S. federal income tax returns for the years 2002 through 2003. The IRS has proposed and management has agreed to certain adjustments that will not have a material impact on the Company’s financial position or results of operations.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.	Legal

In March 2006, the Company agreed to settle a litigation filed on behalf of a purported class of employees under the California Labor Code and the Federal Fair Labor Standards Act for $2,300. This settlement was accrued for in fiscal 2005 and the funds were distributed in June 2007 following final approval by the court.

On July 7, 2006, the Company filed an amended notice of appeal with the U.K. VAT and Duties Tribunal, or the Tribunal, appealing a ruling by Her Majesty’s Revenue and Customs, or HMRC, that from April 1, 2005 Weight Watchers meetings fees in the U.K. should be fully subject to 17.5% standard rated value added tax, or VAT. For over a decade prior to April 1, 2005, HMRC had determined that Weight Watchers meetings fees in the U.K. were only partially subject to 17.5% VAT. It is the Company’s view that this prior determination by HMRC should remain in effect and this view was further supported on March 8, 2007 when the Tribunal ruled that Weight Watchers meetings in the U.K. should only be partially subject to 17.5% VAT. On May 3, 2007, HMRC appealed the Tribunal’s ruling in favor of the Company and a hearing is scheduled for November 2007. The Company intends to vigorously defend the Tribunal’s ruling. If such appeal by HMRC is ultimately successful or if it is determined by HMRC that a lesser proportion of Weight Watchers meetings fees as compared to HMRC’s prior rulings is not subject to 17.5% VAT, the Company may incur monetary liability in excess of reserves previously recorded and its U.K. results of operations may be adversely affected in the future. However, it is the opinion of management that the ultimate disposition of this matter, to the extent not previously provided for, will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

On July 27, 2007, HMRC issued the Company notices of determination and decisions that for the period April 2001 to April 2007 the Company’s leaders and certain other service providers should have been classified as employees for tax purposes and, as such, the Company should have withheld tax from the leaders and certain other service providers pursuant to the “Pay as You Earn”, or PAYE, and National Insurance Contributions, or NIC, collection rules and remitted such amounts to the HMRC. The current assessment associated with the notices of determination and decisions is approximately $27,000. It is the Company’s view that the U.K. leaders and other service providers identified by HMRC in its notices and decisions are self-employed and no withholding by the Company was required. The Company intends to vigorously appeal HMRC’s notices and decisions as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company. Although there can be no assurances, the Company believes it will ultimately prevail in its appeal. If such appeal is unsuccessful, it is possible that the Company’s cash flows and results of operations in a particular quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

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

The Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of June 30, 2007 and July 1, 2006, the Company held contracts for interest rate swaps with notional amounts totaling $1,050,000 and $257,500, respectively. The Company is hedging forecasted transactions for periods not exceeding the next five years. At June 30, 2007, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income will be reclassified to the statement of operations within the next twelve months.

As of June 30, 2007 and July 1, 2006, cumulative gains for qualifying hedges were reported as a component of accumulated other comprehensive income in the amounts of $8,937 ($14,651 before taxes) and $2,195 ($3,458 before taxes), respectively. For the three and six months ended June 30, 2007 and July 1, 2006, there were no fair value adjustments recorded in the statement of operations since all hedges are considered qualifying.

12.	Comprehensive Income

Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$58,023	$57,917	$111,849	$114,914
Foreign currency translation adjustments	3,681	908	4,915	136
Current period changes in fair value of derivatives	8,311	209	7,983	701

Comprehensive income	$70,015	$59,034	$124,747	$115,751

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.	Segment Data

The Company has two operating segments, each of which is a reportable segment: WWI and WW.com. These are two separate and distinct businesses for which discrete financial information is available. This discrete financial information is maintained and managed separately and is reviewed regularly by the chief operating decision maker. All intercompany activity is eliminated in consolidation.

Information about the Company’s reportable operating segments is as follows:

	Three Months Ended June 30, 2007
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$347,174	$39,103	—	$386,277
Intercompany revenue	3,696	14,181	$(17,877)	—

Total revenue	350,870	53,284	(17,877)	386,277

Depreciation and amortization	3,750	950	—	4,700

Operating income	107,658	15,633	—	123,291

Interest expense				29,036
Other income, net				(92)
Provision for taxes				36,324

Net income				$58,023

Total assets	$1,271,757	$69,281	$(294,729)	$1,046,309

	Three Months Ended July 1, 2006
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$287,020	$34,039	$—	$321,059
Intercompany revenue	3,239	785	(4,024)	—

Total revenue	290,259	34,824	(4,024)	321,059

Depreciation and amortization	2,353	971	—	3,324

Operating income	92,082	13,341	—	105,423

Interest expense				11,475
Other income, net				(637)
Early extinguishment of debt				1,321
Provision for taxes				35,347

Net income				$57,917

Total assets	$934,814	$41,138	$(119,236)	$856,716

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended June 30, 2007
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$710,120	$75,558	$—	$785,678
Intercompany revenue	7,117	26,816	(33,933)	—

Total revenue	717,237	102,374	(33,933)	785,678

Depreciation and amortization	7,203	1,861	—	9,064

Operating income	212,089	26,947	—	239,036

Interest expense				54,249
Other income, net				(103)
Early extinguishment of debt				3,021
Provision for taxes				70,020

Net income				$111,849

Total assets	$1,271,757	$69,281	$(294,729)	$1,046,309

	Six Months Ended July 1, 2006
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$597,271	$65,836	$—	$663,107
Intercompany revenue	6,231	1,549	(7,780)	—

Total revenue	603,502	67,385	(7,780)	663,107

Depreciation and amortization	4,789	2,396	—	7,185

Operating income	187,046	22,452	—	209,498

Interest expense				22,762
Other income, net				(745)
Early extinguishment of debt				1,321
Provision for taxes				71,246

Net income				$114,914

Total assets	$934,814	$41,138	$(119,236)	$856,716

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise: “the Company”, “we”, “us”, and “our” refers to Weight Watchers International, Inc. and all subsidiaries consolidated for purposes of its financial statements, including WeightWatchers.com, Inc. and its subsidiaries; “Weight Watchers International” or “WWI” refers to Weight Watchers International, Inc. and all of its subsidiaries other than WeightWatchers.com, Inc. and subsidiaries of WeightWatchers.com, Inc.; “WeightWatchers.com” or “WW.com” refers to WeightWatchers.com, Inc. and its subsidiaries; and “NACO” refers to our North American Company-owned operations.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, or the Consolidated Financial Statements. Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” and similar expressions in this Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007

Net revenues were $386.3 million for the three months ended June 30, 2007, an increase of $65.2 million or 20.3%, from $321.1 million for the three months ended July 1, 2006. The primary driver of revenue growth was a $45.5 million increase in meeting fees, a result of attendance growth compounded by an increase in the average meeting fee per attendee. Product sales rose $11.5 million in the quarter as we continue to experience strong sell through of our in-meeting product offerings. The remaining components of significance contributing to the $65.2 million increase in revenues were a $4.8 million increase in internet revenues and a $4.0 million increase in licensing revenues partially offset by a $0.6 million decrease in other revenues. Net revenues were positively impacted by foreign currency exchange rates in the amount of $9.6 million, or 3.0%.

For the three months ended June 30, 2007, total global meeting fees were $232.8 million versus $187.3 million for the same period in the prior year, representing growth of $45.5 million or 24.3% including the favorable impact of foreign currency translation. This growth in meeting fees resulted from global attendance growth of 7.1% compounded by a 13.4% increase in the average meeting fee per attendee on a constant currency basis.

Total worldwide attendance was 17.0 million in the quarter, up 1.1 million or 7.1% from the prior year level of 15.9 million. NACO, and to a much lesser extent the U.K., grew attendance volumes in the quarter compared to the prior year quarter, while declines in Continental Europe attendance partially offset the gains. In addition to the attendance volume metric, we now furnish the paid weeks metric for meetings to provide a greater degree of transparency by capturing total Weight Watchers paid membership, be it pay as you go meeting attendance, or our broader commitment plan relationship encompassing both meeting attendance and eTools, our internet product for meeting members. In the meeting business, the increase in global paid weeks in the quarter, up 26.7% from the same period last year, to 22.4 million, was the key driver of the 13.4% increase in the global average meeting fee per attendee excluding the favorable impact of foreign currency exchange.

In NACO, meeting fees for the three months ended June 30, 2007 grew 33.3% or $40.2 million from $120.7 million for the three months ended July 1, 2006 to $160.9 million. Attendances were 10.4 million in the quarter, including 1.1 million attendances from acquisitions made after the second quarter of 2006. NACO’s attendances in the quarter grew 14.3% versus the prior year quarter while paid weeks rose 43%, displaying the success of NACO’s Monthly Pass commitment plan. Monthly Pass, first introduced in our 2006 fall diet season, is a recurring billing model whereby the member authorizes us to charge her credit card on a monthly basis, at a discounted rate. The impact of Monthly Pass on NACO’s revenues was to raise the average meeting fee per attendee, which grew by 16.6% (18.5% excluding the impact of acquisitions). Monthly Pass has an accretive impact on the average fee despite its discounted price because not all members who purchase it attend all of the meetings for which they have paid.

International Company-owned meeting fees were $71.9 million for the three months ended June 30, 2007, an increase of $5.3 million or 8.0%, from $66.6 million for the three months ended July 1, 2006. On a local currency basis, total international meeting fee revenues were on par with the comparable prior year quarter, declining 0.1%. U.K. attendance rose 2.2% in the quarter, however total international attendance declined by 2.6% as a result of a 7.5% decrease in Continental Europe. The negative volume impact on revenue was largely mitigated by price increases taken in a few of our European countries.

Worldwide product sales for the three months ended June 30, 2007 were $89.5 million, up $11.5 million or 14.7%, from $78.0 million for the three months ended July 1, 2006. Product sales growth was pervasive across our geographies in the second quarter 2007. Domestically, product sales posted strong increases, up 12.0% or $5.3 million to $49.6 million, while international product sales increased 18.4%, or $6.2 million, to $39.9 million. On a local currency basis, international product sales rose 9.5%. Increased penetration of existing products, as well as the successful launch of several new consumable products, drove global in-meeting product sales per attendee growth of 5.3% on a constant currency basis.

Internet revenues, which include subscription revenue from sales of Weight Watchers Online and Weight Watchers eTools, as well as internet advertising revenue, grew $4.8 million or 14.3%, to $38.4 million for the three months ended June 30, 2007 from $33.6 million for the three months ended July 1, 2006. End-of-period active Weight Watchers Online subscribers increased 22.4%, from approximately 501,000 in the second quarter of 2006 to approximately 613,000 in the second quarter of 2007, driven by the success of WW.com’s second national television advertising campaign, which aired in Spring 2007 and was even more successful in driving sign-ups than the Winter 2007 campaign. The revenue impact of growth in end-of-period Online subscribers was partially offset by a reduction in paid eTools subscribers in the quarter as compared to last year. eTools is now provided free as part of the Monthly Pass commitment plan. While internet revenues are lower as a result, the revenue gains in NACO from Monthly Pass have far surpassed the impact of lower paid eTool subscriptions.

Other revenue, comprised primarily of licensing revenues and our publications, was $21.1 million for the three months ended June 30, 2007, an increase of $4.4 million or 26.3%, from $16.7 million for the three months ended July 1, 2006. Global licensing revenues increased 36% or $4.0 million over last year’s second quarter with NACO and the U.K. especially strong in both existing and new licenses.

Franchise royalties were $3.2 million domestically and $1.3 million internationally for the three months ended June 30, 2007. As a result of our recent acquisition of five franchises, total franchise royalties were down 18.2% to $4.5 million, from $5.5 million in the prior year quarter. On a comparable basis, excluding lost royalties from recent acquisitions, franchise royalties rose 14.8%.

Cost of revenues was $166.7 million for the three months ended June 30, 2007, an increase of $26.1 million or 18.6%, from $140.6 million for the three months ended July 1, 2006. Gross profit margin of 56.9% of sales for the three months ended June 30, 2007 increased 70 basis points from 56.2% of sales in the prior year. The margin expansion is derived primarily from higher meeting fees per attendee, a result of the Monthly Pass commitment plan in NACO and price increases in a few European markets, and from growth in our licensing business.

Marketing expenses for the three months ended June 30, 2007 increased $12.7 million or 31.1%, to $53.6 million, from $40.9 million for the three months ended July 1, 2006. WW.com and NACO accounted for most of the increase. Higher marketing expense at WW.com was primarily the result of its national television campaign. NACO increased its spending level in several areas, including for celebrity spokespeople, television production, print ads and research. As a percentage of net revenues, marketing expenses were 13.9% for the three months ended June 30, 2007, as compared to 12.7% in the same period last year.

Selling, general and administrative expenses were $42.7 million for the three months ended June 30, 2007, as compared to $34.2 million for the three months ended July 1, 2006, an increase of $8.5 million. As a percentage of revenues, selling, general and administrative expenses were 11.1% for the three months ended June 30, 2007, as compared to 10.6% in the same period last year. The increase is due in part to our ongoing investment in technology to upgrade our office and meeting room systems and the associated depreciation, coupled with higher employment related expenses, in particular to build our Continental Europe and marketing infrastructures.

Operating income was $123.3 million for the three months ended June 30, 2007, an increase of $17.9 million or 17.0%, from $105.4 million for the three months ended July 1, 2006. The operating income margin for the three months ended June 30, 2007 was 31.9% as compared to 32.8% for the comparable period last year.

Interest expense increased $17.5 million to $29.0 million for the three months ended June 30, 2007, as compared to $11.5 million for the three months ended July 1, 2006, while the average effective interest rate declined slightly. The increase in interest expense was primarily the result of higher debt outstanding. We raised our debt level in the first quarter of 2007 to finance the repurchase of 19.1 million of our shares (as further explained in “Liquidity and Capital Resources – Stock Transactions”).

In connection with the refinancing of the WWI Credit Facility (as further explained in Note 5 to the Consolidated Financial Statements), we recorded a charge of $1.3 million in the second quarter of 2006 for early extinguishment of debt. This charge represented the write-off of a portion of deferred financing costs associated with our old debt.

Our effective tax rate for the three months ended June 30, 2007 was 38.5%, as compared to 37.9% for the three months ended July 1, 2006.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007

Net revenues were $785.7 million for the six months ended June 30, 2007, an increase of $122.6 million or 18.5%, from $663.1 million for the six months ended July 1, 2006. This $122.6 million increase was driven primarily by an $81.8 million increase in meeting fees and a $27.3 million increase in product sales, both a result of attendance growth and higher average sales per attendee. Internet and licensing revenues grew $9.2 million and $6.0 million respectively, with the growth partially offset by a $1.7 million decrease in other revenues resulting from lower franchise royalties. Net revenues were positively impacted by foreign currency exchange rates in the amount of $22.2 million or 3.4%.

For the six months ended June 30, 2007, total global meeting fees were $467.6 million versus $385.8 million for the same period in the prior year, an increase of $81.8 million or 21.2% including the favorable impact of foreign currency translation. Globally, attendance volume reached 35.8 million for the first half of 2007, up 5.7% from 33.8 million in the first half of 2006. NACO and the U.K. grew attendance volumes in the period versus prior year, while Continental Europe declined. In the first six months of 2007, there were 45.1 million paid weeks in the global meeting business, a 21.5% increase from the prior year level. The excess of paid weeks growth over attendance growth was the key driver of the 11.7% increase in the average meeting fee per attendee on a constant currency basis. The paid weeks metric for meetings, which we began to furnish earlier this year in order to provide greater transparency, captures total Weight Watchers paid membership by adding pay as you go attendance to paid commitment plan weeks.

In NACO, meeting fees for the six months ended June 30, 2007 were $315.9 million, up $67.1 million or 27.0%, from $248.8 million for the six months ended July 1, 2006. Attendances were 21.5 million including 2.1 million from acquisitions made after the first half of 2006. NACO’s attendance in total grew 10.6% in the six months versus the prior year period, but was slightly behind last year excluding acquisitions, declining 0.2%. Paid weeks rose 34.3% as a result of the success of NACO’s commitment plan, Monthly Pass, outpacing attendance and thereby driving the 14.8% increase in the average meeting fee. The increase in the average meeting fee arises because not all members who purchase Monthly Pass attend all the meetings for which they have paid.

International Company-owned meeting fees were $151.7 million for the six months ended June 30, 2007, an increase of $14.7 million or 10.7%, from $137.0 million for the six months ended July 1, 2006. On a local currency basis, total international meeting fee revenues rose 1.7% from the comparable prior year period as a result of price increases in a few European countries. Despite U.K. attendance growth of 6.1% in the first half of 2007, total international attendance declined 1.0% in the period to 14.3 million as a result of softness in Continental Europe, down 7.0%.

Worldwide product sales for the six months ended June 30, 2007 were $194.8 million, up $27.3 million, or 16.3%, from $167.5 million for the six months ended July 1, 2006. Increased product sales penetration in the meeting room was driven by the launch and strong sell through of several new consumables products, and by the strong appeal of our newly designed enrollment products to both new and returning members. Domestically, product sales grew 13.3% or $12.5 million to $106.5 million in the first half of 2007. International product sales increased 20.1% or $14.8 million, to $88.3 million. On a local currency basis, international product sales rose 10.4%.

Internet revenues, which include subscription revenue from sales of Weight Watchers Online and Weight Watchers eTools, as well as internet advertising revenue, grew $9.2 million or 14.2%, to $74.1 million for the six months ended June 30, 2007 from $64.9 million for six months ended July 1, 2006. End-of-period active Weight Watchers Online subscribers increased 22.4%, from approximately 501,000 at June 2006 to approximately 613,000 at June of 2007. This growth was driven by building awareness resulting from the success of WW.com’s first two national television advertising campaigns, which aired in the beginning of 2007 and again in the Spring. The revenue impact of the growth in end-of-period online subscribers was partially offset by a reduction in paid eTools subscribers in the six months as compared to last year. eTools is now provided free as part of the Monthly Pass commitment plan. While internet revenues are lower as a result, the revenue gains in NACO from Monthly Pass have far surpassed the impact of lower paid eTool subscriptions.

Other revenue, comprised primarily of licensing revenues and our publications, was $39.5 million for the six months ended June 30, 2007, an increase of $6.3 million or 19.0%, from $33.2 million for the six months ended July 1, 2006. Global licensing revenues increased 25.5% or $6.0 million.

Franchise royalties were $6.8 million domestically and $2.9 million internationally for the six months ended June 30, 2007. As a result of our recent acquisition of five franchises, total franchise royalties were down 17.1% to $9.7 million from $11.7 million in the prior year. On a comparable basis, excluding lost royalties from recent acquisitions, franchise royalties rose 12.5%.

Cost of revenues was $340.0 million for the six months ended June 30, 2007, an increase of $49.9 million or 17.2%, from $290.1 million for the six months ended July 1, 2006. Gross profit margin of 56.7% of sales for the six months increased 40 basis points from 56.3% of sales in the comparable prior year period. The margin expansion was derived primarily from higher meeting fees per attendee, a result of the Monthly Pass commitment plan in NACO and price increases in a few European markets, and from growth in the licensing business.

Marketing expenses for the six months ended June 30, 2007 increased $29.6 million or 31.2%, to $124.4 million, from $94.8 million for the six months ended July 1, 2006. A significant portion of the increase resulted from additional television advertising. In the U.S., WW.com began advertising on television for the first time this year, with its national television advertising campaigns. For NACO, Continental Europe and the U.K., we increased our level of television advertising and experienced higher production costs as a result. We also invested more heavily in other non-TV media and direct mail in the NACO business and online advertising in the WW.com business this period as compared to the prior year period. As a percentage of net revenues, marketing expenses were 15.8% for the six months ended June 30, 2007, as compared to 14.3% in the same period last year.

Selling, general and administrative expenses were $82.3 million for the six months ended June 30, 2007 as compared to $68.7 million for the six months ended July 1, 2006, an increase of $13.6 million. As a percentage of revenues, selling, general and administrative expenses were close to the prior year level, at 10.5% for the six months ended June 30, 2007, as compared to 10.4% in the same period last year. This year’s selling, general and administrative expense is and will continue to be impacted by our ongoing technology investment in upgrading our systems, both office and meeting room, by employment related expenses, in particular for building our Continental Europe and marketing infrastructures, and to a lesser extent for costs associated with our franchise acquisitions.

Operating income was $239.0 million for the six months ended June 30, 2007, an increase of $29.5 million or 14.1%, from $209.5 million for the six months ended July 1, 2006. The operating income margin for the six months ended June 30, 2007 was 30.4%, a decrease of 120 basis points from 31.6% for the comparable period last year, primarily as a result of our higher marketing expense.

Interest expense increased $31.5 million to $54.3 million for the six months ended June 30, 2007, as compared to $22.8 million for the six months ended July 1, 2006, while the average effective interest rate declined slightly. The increase in interest expense was primarily the result of higher debt outstanding. We raised our debt level in the first quarter of 2007 to finance the repurchase of 19.1 million of our shares (as further explained in “Liquidity and Capital Resources – Stock Transactions”).

In connection with the refinancing of the WW.com Credit Facility and the WWI Credit Facility (as further explained in Note 5 to the Consolidated Financial Statements), we recorded a charge of $3.0 million in the first quarter of 2007 relating to the write-off of the deferred financing costs associated with the WW.com and of $1.3 million in the second quarter of 2006 for early extinguishment of debt relating to WWI. These charges represented the write-off of a portion of deferred financing costs associated with this old debt.

Our effective tax rate for the six months ended June 30, 2007 was 38.5%, as compared to 38.3% for the six months ended July 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

For the six months ended June 30, 2007, cash and cash equivalents were $61.4 million, an increase of $23.9 million from December 30, 2006. Cash flows provided by operating activities were $196.4 million. The cash provided by operations exceeded our net income of $111.8 million, with the excess arising from changes in our working capital, in particular a significant increase in deferred revenues, and differences between book and cash taxes. Funds used for investing and financing activities combined totaled $173.9 million. Investing activities utilized $29.7 million, primarily for acquisitions of $15.7 million, capital expenditures of $7.0 million, software expenditures of $4.5 million and website development expenditures of $2.7 million. Cash used for financing activities totaled $144.2 million. This included the repurchase of 19.1 million shares of our common stock for $1,033.6 million in connection with our Tender Offer and share repurchase from Artal (as further explained in “Liquidity and Capital Resources – Stock Transactions”) and dividend payments of $30.8 million, financed primarily by net proceeds from borrowings of $915.2 million.

For the six months ended July 1, 2006, cash and cash equivalents were $54.7 million, an increase of $23.3 million from December 31, 2005. Cash flows provided by operating activities in the six months of 2006 were $168.7 million, including $22.8 million provided by WW.com’s operating activities. The cash provided by operations was driven by our net income of $114.9 million, changes in our working capital and permanent differences between book and cash taxes. Funds used for investing and financing activities combined totaled $146.2 million. Investing activities utilized $14.2 million, primarily for capital expenditures of $8.3 million, software expenditures of $3.7 million and website development fees of $2.3 million. Cash used for financing activities totaled $132.0 million. This included the repurchase of 2.8 million shares of our common stock for $120.1 million, consistent with our stock repurchase program (as further explained in “Liquidity and Capital Resources – Stock Transactions”), and a dividend payment of $17.6 million.

Balance Sheet

Comparing the balance sheet at June 30, 2007 with that at December 30, 2006, our cash balance has increased by $23.9 million to $61.4 million, as noted above. Our working capital deficit at June 30, 2007 was $84.9 million, including $61.4 million of cash, as compared to $81.8 million, including $37.5 million of cash, at December 30, 2006. Excluding the change in cash, the working capital deficit increased by $27.0 million from December 30, 2006 to June 30, 2007.

Of the $27.0 million increase in negative working capital, approximately $49.1 million relates to operational items and $3.6 million reflects an increase in the current portion of our long-term debt. These are partially offset by a decrease in negative working capital of $25.7 million arising from higher deferred taxes. The $49.1 million of operational items is largely the result of a $28.9 million increase in deferred revenue for member prepayments associated with our new commitment plans and a $17.7 million increase in accrued interest. The remaining $2.5 million is comprised of net payables and accrued expenses increasing $14.5 million, inventories declining by $4.9 million, a $3.8 million higher receivables balance and a $13.1 million increase in our derivative receivable due to changes in the interest rate yield curve.

Long-Term Debt

As of June 30, 2007, the WWI Credit Facility consisted of a term loan facility in an aggregate amount of $1,550.0 million consisting of Term Loan A, Additional Term Loan A and Term Loan B, and the Revolver in the amount of up to $500.0 million. At June 30, 2007, we had debt of $1,764.4 million and had additional availability under our $500.0 million Revolver of $277.5 million.

At June 30, 2007 and December 30, 2006, our debt consisted entirely of variable-rate instruments. The average interest rate on our debt was approximately 6.7% and 6.8% per annum at June 30, 2007 and December 30, 2006, respectively.

The following schedule sets forth our long-term debt obligations and interest rates at June 30, 2007:

Long-Term Debt

At June 30, 2007

	Balance (in millions)	Interest Rate
Revolver due 2011	$220.0	6.63%
Term Loan A due 2011	345.6	6.64%
Additional Term Loan A due 2013	700.0	6.63%
Term Loan B due 2014	498.8	6.88%

Total Debt	1,764.4
Less Current Portion	22.5

Total Long-Term Debt	$1,741.9

The Term Loan A, Additional Term Loan A and the Revolver bear interest at an initial rate equal to LIBOR plus 1.25% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility). The Term Loan B bears interest at an initial rate equal to LIBOR plus 1.5% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility). In addition to paying interest on outstanding principal under the WWI Credit Facility, we are required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at an initial rate equal to 0.25% per year.

The WWI Credit Facility contains customary covenants, including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. At June 30, 2007, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and we are expected to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

On June 7, 2007, Standard & Poor’s raised its rating on our Term Loan A, Additional Term Loan A, Term Loan B and Revolver from “BB” to “BB+”. On January 4, 2007, Moody’s affirmed its “Ba1” rating for our Term Loan A and Revolver and assigned a “Ba1” rating to our Additional Term Loan A and Term Loan B.

The following schedule sets forth our year-by-year debt obligations:

Total Debt Obligation

(Including Current Portion)

As of June 30, 2007 (in millions)

Remainder of 2007	$11.3
2008	45.6
2009	162.5
2010	215.0
2011	575.0
Thereafter	755.0

Total	$1,764.4

Debt obligations due to be repaid in the next 12 months are expected to be satisfied with operating cash flows. We believe that cash flows from operating activities, together with borrowings available under our Revolver, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

Dividends

On March 12, 2007, our Board of Directors declared a quarterly dividend of $0.175 per share for the first quarter of fiscal 2007 to be paid on April 13, 2007 to shareholders of record as of March 30, 2007. On June 14, 2007, our Board of Directors declared a dividend for the second quarter of fiscal 2007 payable on July 13, 2007 to shareholders of record as of June 29, 2007.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends so long as we are not in default under our credit agreement. However, payment of extraordinary dividends shall not exceed $150 million in any fiscal year if net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) is greater than 2.5:1 and investment grade rating date (as defined in our credit agreement) has not occurred. We do not expect this restriction to impair our ability to pay dividends, but it could do so.

Acquisitions

On June 3, 2007, we acquired substantially all of the assets of our British Columbia franchisee for a net purchase price of approximately $15.3 million.

Stock Transactions

On December 18, 2006, we commenced a tender offer in which we sought to acquire up to 8.3 million shares of our common stock at a price between $47.00 and $54.00 per share, which we refer to as the Tender Offer. Prior to the Tender Offer, we entered into an agreement with Artal whereby Artal agreed to sell to us at the same price as is determined in the Tender Offer the number of our shares necessary to keep its percentage ownership in us at substantially the same level after the Tender Offer. Artal also agreed not to participate in the Tender Offer so that it would not affect the determination of the price in the Tender Offer. The Tender Offer expired at midnight on January 18, 2007, and on January 26, 2007 we repurchased approximately 8.5 million shares at a price of $54.00 per share. The 8.5 million shares repurchased are comprised of the 8.3 million shares we offered to purchase and 0.2 million shares purchased pursuant to our right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, we repurchased 10.5 million of our shares from Artal at a purchase price of $54.00 per share pursuant to our prior agreement with Artal.

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding an additional $250.0 million to this plan. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under the program. Other than the aforementioned Tender Offer and share repurchase from Artal, we purchased no additional shares of our common stock during the six months ended June 30, 2007.

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

Since 100% of our debt is variable rate-based, any changes in market interest rates will cause an equal change in our interest expense associated with our debt. Accordingly we have entered into interest rate swaps to hedge a substantial portion of our variable rate debt, which mitigates a substantial portion of the associated market risk.

For a more detailed discussion of our quantitative and qualitative disclosures about market risks that affect us, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. Our exposure to market risks has not changed materially since December 30, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls were effective at the reasonable assurance level.

In addition, there was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in fiscal year 2007, we are in the process of upgrading some of our information systems, which will result in the automation of certain key processes. As we migrate to this new environment, our management takes appropriate actions to ensure the continuity of key controls, and the transitions are reviewed as part of our testing of internal controls as they relate to the reliability of financial reporting and the preparation and fair presentation of our consolidated financial statements.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 7, 2006, the Company filed an amended notice of appeal with the Tribunal appealing a ruling by HMRC that from April 1, 2005 Weight Watchers meetings fees in the U.K. should be fully subject to 17.5% standard rated value added tax, or VAT. For over a decade prior to April 1, 2005, HMRC had determined that Weight Watchers meetings fees in the U.K. were only partially subject to 17.5% VAT. It is the Company’s view that this prior determination by HMRC should remain in effect and this view was further supported on March 8, 2007 when the Tribunal ruled that Weight Watchers meetings in the U.K. should only be partially subject to 17.5% VAT. On May 3, 2007, HMRC appealed the Tribunal’s ruling in favor of the Company and a hearing is scheduled for November 2007. The Company intends to vigorously defend the Tribunal’s ruling. If such appeal by HMRC is ultimately successful or if it is determined by HMRC that a lesser proportion of Weight Watchers meetings fees as compared to HMRC’s prior rulings is not subject to 17.5% VAT, the Company may incur monetary liability in excess of reserves previously recorded and its U.K. results of operations may be adversely affected in the future. However, it is the opinion of management that the ultimate disposition of this matter, to the extent not previously provided for, will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

On July 27, 2007, HMRC issued the Company notices of determination and decisions that for the period April 2001 to April 2007 the Company’s leaders and certain other service providers should have been classified as employees for tax purposes and, as such, the Company should have withheld tax from the leaders and certain other service providers pursuant to the PAYE and NIC collection rules and remitted such amounts to the HMRC. The current assessment associated with the notices of determination and decisions is approximately $27 million. It is the Company’s view that the U.K. leaders and other service providers identified by HMRC in its notices and decisions are self-employed and no withholding by the Company was required. The Company intends to vigorously appeal HMRC’s notices and decisions as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company. Although there can be no assurances, the Company believes it will ultimately prevail in its appeal. If such appeal is unsuccessful, it is possible that the Company’s cash flows and results of operations in a particular quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

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

There have been no material changes in the risk factors at June 30, 2007 from those detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no stock repurchases during the quarter ended June 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on Monday, May 7, 2007 in New York, New York, at which time the following matters were submitted to a vote of the shareholders:

(a)	Votes regarding the election of three Class III Directors for a term expiring in 2010 were as follows:

Class III Directors (term expiring in 2010)	For	Withheld
Philippe J. Amouyal	62,669,567	14,081,025
David P. Kirchhoff	63,539,604	13,210,988
Sam K. Reed	75,380,647	1,369,945

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Class I Directors (term expiring in 2008)
Raymond Debbane
John F. Bard
Jonas M. Fajgenbaum

Class II Directors (term expiring in 2009)
Marsha Johnson Evans
Sacha Lainovic
Christopher J. Sobecki

(b)	Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 29, 2007 were as follows:

For	Against	Abstentions	Non-votes
76,662,266	86,246	2,080	0

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act, as amended.

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act, as amended.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: August 9, 2007	By:	/s/ DAVID P. KIRCHHOFF
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2007	By:	/s/ ANN M. SARDINI
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