Form 10-Q
period 2007-09-29
WEIGHT WATCHERS INTERNATIONAL INC
filed 2007-11-08
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

The number of shares of common stock outstanding as of October 31, 2007 was 79,370,260.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets at September 29, 2007 and December 30, 2006	2

	Unaudited Consolidated Statements of Operations for the three months ended September 29, 2007 and September 30, 2006	3

	Unaudited Consolidated Statements of Operations for the nine months ended September 29, 2007 and September 30, 2006	4

	Unaudited Consolidated Statement of Changes in Shareholders’ Deficit for the nine months ended September 29, 2007 and for the fiscal year ended December 30, 2006	5

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 29, 2007 and September 30, 2006	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

Exhibits

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	September 29, 2007	December 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48,682	$37,504
Receivables, net	43,371	40,324
Inventories, net	37,656	38,548
Prepaid expenses and other current assets	28,296	34,927
Deferred income taxes	25,993	3,443

TOTAL CURRENT ASSETS	183,998	154,746

Property and equipment, net	31,844	31,033
Franchise rights acquired	722,623	691,903
Goodwill	51,369	51,329
Trademarks and other intangible assets, net	27,622	21,027
Deferred income taxes	10,487	43,931
Deferred financing costs and other noncurrent assets	9,545	8,423

TOTAL ASSETS	$1,037,488	$1,002,392

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$31,250	$18,922
Accounts payable	32,514	31,891
Dividend payable	14,185	17,062
Accrued interest	25,232	8,189
Accrued liabilities	120,550	101,509
Income taxes payable	21,253	6,457
Deferred income taxes	1,217	9,063
Deferred revenue	71,742	43,439

TOTAL CURRENT LIABILITIES	317,943	236,532

Long-term debt	1,655,000	830,237
Other	9,234	3,990

TOTAL LIABILITIES	1,982,177	1,070,759

SHAREHOLDERS’ DEFICIT
Dividend to Artal Luxembourg S.A.	(304,835)	(304,835)
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	—	—
Treasury stock, at cost, 32,632 shares at September 29, 2007 and 14,486 shares at December 30, 2006	(1,570,270)	(540,318)
Retained earnings	920,837	770,539
Accumulated other comprehensive income	9,579	6,247

TOTAL SHAREHOLDERS’ DEFICIT	(944,689)	(68,367)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,037,488	$1,002,392

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	September 29, 2007	September 30, 2006
Meeting fees, net	$204,489	$166,845
Product sales and other, net	94,407	84,815
Internet revenues	38,554	33,093

Revenues, net	337,450	284,753

Cost of meetings, products and other	140,873	120,713
Cost of internet revenues	8,650	8,317

Cost of revenues	149,523	129,030

Gross profit	187,927	155,723

Marketing expenses	39,220	30,678
Selling, general and administrative expenses	42,208	32,756

Operating income	106,499	92,289

Interest expense	28,309	13,169
Other income, net	(2,315)	(76)

Income before income taxes	80,505	79,196

Provision for income taxes	30,994	28,581

Net income	$49,511	$50,615

Earnings per share:
Basic	$0.63	$0.52

Diluted	$0.62	$0.52

Weighted average common shares outstanding:
Basic	79,159	97,425

Diluted	79,608	98,036

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Meeting fees, net	$672,063	$552,671
Product sales and other, net	338,431	297,228
Internet revenues	112,634	97,961

Revenues, net	1,123,128	947,860

Cost of meetings, products and other	465,929	396,502
Cost of internet revenues	23,549	22,651

Cost of revenues	489,478	419,153

Gross profit	633,650	528,707

Marketing expenses	163,591	125,492
Selling, general and administrative expenses	124,524	101,428

Operating income	345,535	301,787

Interest expense	82,558	35,931
Other income, net	(2,418)	(821)
Early extinguishment of debt	3,021	1,321

Income before income taxes	262,374	265,356

Provision for income taxes	101,014	99,827

Net income	$161,360	$165,529

Earnings per share:
Basic	$1.99	$1.67

Diluted	$1.98	$1.66

Weighted average common shares outstanding:
Basic	80,985	99,152

Diluted	81,560	99,872

Dividends declared per common share	$0.53	$0.53

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ DEFICIT

(IN THOUSANDS)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income	Dividend to Artal Luxembourg S.A.	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	111,988	$—	11,410	$(390,864)	$5,995	$(304,835)	$609,053	$(80,651)
Comprehensive Income:
Net income							209,825	209,825
Translation adjustment, net of taxes of ($ 675)					699			699
Change in fair value of derivatives accounted for as hedges, net of taxes of $ 287					(447)			(447)

Total Comprehensive Income								210,077

Issuance of treasury stock under stock plans			(551)	2,224			2,947	5,171
Tax benefit of restricted stock units vested and stock options exercised							6,234	6,234
Secondary offering fees							(455)	(455)
Cash dividends declared							(68,854)	(68,854)
Purchase of treasury stock			3,627	(151,678)				(151,678)
Compensation expense on share-based awards							11,789	11,789

Balance at December 30, 2006	111,988	$—	14,486	$(540,318)	$6,247	$(304,835)	$770,539	$(68,367)
Comprehensive Income:
Net income							161,360	161,360
Translation adjustment, net of taxes of ($ 4,500)					7,822			7,822
Change in fair value of derivatives accounted for as hedges, net of taxes of $ 2,870					(4,490)			(4,490)

Total Comprehensive Income								164,692

Cumulative effect of adoption of FIN 48							(1,907)	(1,907)
Issuance of treasury stock under stock plans			(913)	3,692			13,440	17,132
Tax benefit of restricted stock units vested and stock options exercised							10,481	10,481
Purchase of treasury stock			19,059	(1,033,644)				(1,033,644)
Compensation expense on share-based awards							8,677	8,677
Cash dividends declared							(41,753)	(41,753)

Balance at September 29, 2007	111,988	$—	32,632	$(1,570,270)	$9,579	$(304,835)	$920,837	$(944,689)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Cash provided by operating activities	$265,276	$234,033

Investing activities:
Capital expenditures	(8,651)	(10,227)
Capitalized software costs	(8,664)	(8,355)
Website development costs	(3,894)	(3,633)
Cash paid for acquisitions	(16,756)	(74,597)
Other items, net	(258)	(213)

Cash used for investing activities	(38,223)	(97,025)

Financing activities:
Net decrease in short-term borrowings	—	(832)
Proceeds from new term loans	1,200,000	350,000
Proceeds from revolver borrowings	—	160,000
Payments of long-term debt	(362,909)	(439,085)
Proceeds from stock options exercised	17,803	4,090
Tax benefit from restricted stock units vested and stock options exercised	10,481	3,329
Repurchase of treasury stock	(1,033,644)	(151,678)
Costs of public equity offering	—	(280)
Payment of dividends	(44,614)	(34,758)
Deferred financing costs	(5,417)	(1,744)

Cash used for financing activities	(218,300)	(110,958)

Effect of exchange rate changes on cash/cash equivalents and other	2,425	1,280

Net increase in cash and cash equivalents	11,178	27,330
Cash and cash equivalents, beginning of period	37,504	31,476

Cash and cash equivalents, end of period	$48,682	$58,806

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

On December 11, 2006, the Company reacquired its franchise rights in Greece and Italy for an aggregate amount of $5,452.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company no longer amortizes goodwill or other indefinite lived intangible assets. The Company performed its annual impairment review as of December 30, 2006 and determined that no impairment existed. Unamortized goodwill is due mainly to the acquisition of the Company by the H.J. Heinz Company in 1978 and the acquisition of WW.com in 2005. Franchise rights acquired are due mainly to acquisitions of the Company’s franchised territories. For the nine months ended September 29, 2007, the changes in goodwill and franchise rights acquired are due to the British Columbia acquisition as well as foreign currency fluctuations.

In accordance with SFAS No. 142, aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $2,350 and $5,797 for the three and nine months ended September 29, 2007, respectively. Aggregate amortization expense was $1,193 and $3,777 for the three and nine months ended September 30, 2006, respectively.

The carrying amount of the amortized intangible assets as of September 29, 2007 and December 30, 2006 was as follows:

	September 29, 2007		December 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Deferred software costs	$28,340	$10,868	$19,361	$6,372
Trademarks	8,482	7,866	8,393	7,647
Website development costs	18,975	10,643	15,081	8,900
Other	5,741	4,539	5,317	4,206

	$61,538	$33,916	$48,152	$27,125

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Estimated amortization expense of existing finite lived intangible assets for the next five fiscal years is as follows:

Remainder of 2007	$2,319
2008	$9,045
2009	$7,186
2010	$4,325
2011	$2,366

5.	Long-Term Debt

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

On January 26, 2007, in connection with the Tender Offer (as defined in Note 6) and the share repurchase from Artal Holdings Sp. z.o.o., an indirect subsidiary of Artal Group, S.A., the Company increased its debt capacity by adding an Additional Term Loan A in the amount of $700,000 and a new Term Loan B in the amount of $500,000 (see Note 6). We refer to Artal Group, S.A. together with its parent and subsidiaries as Artal. The Company utilized (a) $185,784 of these proceeds to pay off the WW.com Credit Facilities, consisting of (i) a five year, senior secured first lien term loan facility in an aggregate principal amount of $170,000 and (ii) a five and one-half year, senior secured second lien term loan facility in an aggregate principal amount of $45,000, (b) $461,593 to repurchase 8,548 of its shares in the Tender Offer and (c) $567,617 to repurchase 10,511 of its shares from Artal. In connection with the early extinguishment of the WW.com Credit Facilities, the Company recorded a charge of $3,021 in the first quarter of 2007 relating to the write-off of the deferred financing costs associated with the WW.com Credit Facilities. The Additional Term Loan A and Term Loan B mature in January 2013 and January 2014, respectively. At September 29, 2007, the Company had $349,518 of availability under the Revolver.

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

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At September 29, 2007, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

On June 7, 2007, Standard & Poor’s raised its rating on the Company’s Term Loan A, Additional Term Loan A, Term Loan B and Revolver from “BB” to “BB+”. On January 4, 2007, Moody’s affirmed its “Ba1” rating for the Company’s Term Loan A and Revolver and assigned a “Ba1” rating to the Company’s Additional Term Loan A and Term Loan B.

WW.com Credit Facilities

On December 16, 2005, WW.com borrowed $215,000 pursuant to the WW.com Credit Facilities. The WW.com Credit Facilities were governed by two credit agreements among WW.com, Credit Suisse, as administrative agent and collateral agent, and the participating lenders. As discussed above, the WW.com Credit Facilities were repaid in full in January 2007.

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

During the nine months ended September 30, 2006, the Company purchased 3,627 shares of its common stock in the open market at a total cost of $151,678. Other than shares repurchased in connection with the Tender Offer and the share repurchase from Artal referred to below, the Company purchased no additional shares of its common stock during the nine months ended September 29, 2007.

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Numerator:
Net income	$49,511	$50,615	$161,360	$165,529

Denominator:
Weighted-average shares of common stock outstanding	79,159	97,425	80,985	99,152
Effect of dilutive common stock equivalents	449	611	575	720

Weighted-average diluted common shares outstanding	79,608	98,036	81,560	99,872

EPS:
Basic	$0.63	$0.52	$1.99	$1.67
Diluted	$0.62	$0.52	$1.98	$1.66

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 910 and 1,762 for the three months ended September 29, 2007 and September 30, 2006, respectively, and 1,079 and 1,282 for the nine months ended September 29, 2007 and September 30 2006, respectively.

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

Under the 1999 Plan, grants may take the following forms at the Board of Directors’ or a committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares and other share-based grants. The maximum number of shares available for grant under the 1999 Plan is 7,058 shares of authorized common stock.

On March 12, 2007, the Company granted 326 options and 41 RSUs to certain members of management. The options and RSUs will vest over three years and the options will expire 10 years from the date of grant. The options and RSUs had an aggregate estimated grant date fair value of $4,253 and $1,790, respectively.

9.	Income Taxes

The effective tax rate for the three and nine months ended September 29, 2007 was 38.5%. The effective tax rate for the three and nine months ended September 30, 2006 was 36.1% and 37.6%, respectively. For the three and nine months ended September 29, 2007, the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower statutory rates in certain foreign jurisdictions. For the three and nine months ended September 30, 2006, the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes, offset by lower statutory tax rates in certain foreign jurisdictions, the reversal of $1,000 of tax reserves, primarily due to the resolution of an audit issue, and net operating loss carryforwards utilized by WW.com.

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. At December 31, 2006, with few exceptions, the Company was no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2002, or non-U.S. income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service, or IRS, commenced an examination of the Company’s U.S. federal income tax returns for the years 2002 through 2003. The IRS has proposed and management has agreed to certain adjustments that will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

On July 27, 2007, HMRC issued the Company notices of determination and decisions that for the period April 2001 to April 2007 the Company’s leaders and certain other service providers should have been classified as employees for tax purposes and, as such, the Company should have withheld tax from the leaders and certain other service providers pursuant to the “Pay as You Earn”, or PAYE, and National Insurance Contributions, or NIC, collection rules and remitted such amounts to the HMRC. The current assessment associated with the notices of determination and decisions is approximately $27,000. It is the Company’s view that the U.K. leaders and other service providers identified by HMRC in its notices and decisions are self-employed and no withholding by the Company was required. On September 3, 2007, the Company appealed HMRC’s notices and decisions as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company. The Company intends to vigorously pursue this appeal and, although there can be no assurances, the Company believes it will ultimately prevail in its appeal. If such appeal is unsuccessful, it is possible that the Company’s cash flows and results of operations in a particular quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

Due to the nature of its activities, the Company is also, at times, subject to pending and threatened legal actions that arise out of the normal course of business. The Company has had and continues to have disputes with certain of its franchisees. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11.	Derivative Instruments and Hedging

The Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of September 29, 2007 and September 30, 2006, the Company held contracts for interest rate swaps with notional amounts totaling $1,050,000 and $257,500, respectively. The Company is hedging forecasted transactions for periods not exceeding the next five years. At September 29, 2007, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income will be reclassified to the statement of operations within the next twelve months.

As of September 29, 2007 and September 30, 2006, cumulative gains/(losses) for qualifying hedges were reported as a component of accumulated other comprehensive income in the amounts of $(3,535) ($(5,794) before taxes) and $1,217 ($1,998 before taxes), respectively. For the three and nine months ended September 29, 2007 and September 30, 2006, there were no fair value adjustments recorded in the statement of operations since all hedges are considered qualifying.

12.	Comprehensive Income

Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net income	$49,511	$50,615	$161,360	$165,529
Foreign currency translation adjustments	2,907	572	7,822	708
Current period changes in fair value of derivatives	(12,473)	(887)	(4,490)	(186)

Comprehensive income	$39,945	$50,300	$164,692	$166,051

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.	Segment Data

The Company has two operating segments, each of which is a reportable segment: WWI and WW.com. These are two separate and distinct businesses for which discrete financial information is available. This discrete financial information is maintained and managed separately and is reviewed regularly by the chief operating decision maker. All intercompany activity is eliminated in consolidation.

Information about the Company’s reportable operating segments is as follows:

	Three Months September 29, 2007
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$298,366	$39,084	$—	$337,450
Intercompany revenue	3,681	13,903	(17,584)	—

Total revenue	302,047	52,987	(17,584)	337,450

Depreciation and amortization	4,829	1,010	—	5,839

Operating income	83,742	22,757	—	106,499

Interest expense				28,309
Other income, net				(2,315)
Provision for taxes				30,994

Net income				$49,511

Total assets	$1,238,227	$93,832	$(294,571)	$1,037,488

	Three Months Ended September 30, 2006
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$251,243	$33,510	$—	$284,753
Intercompany revenue	3,185	3,298	(6,483)	—

Total revenue	254,428	36,808	(6,483)	284,753

Depreciation and amortization	2,608	1,125	—	3,733

Operating income	77,131	15,158	—	92,289

Interest expense				13,169
Other income, net				(76)
Provision for taxes				28,581

Net income				$50,615

Total assets	$1,011,706	$38,742	$(115,350)	$935,098

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended September 29, 2007
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,008,486	$114,642	$—	$1,123,128
Intercompany revenue	10,798	40,719	(51,517)	—

Total revenue	1,019,284	155,361	(51,517)	1,123,128

Depreciation and amortization	12,032	2,871	—	14,903

Operating income	284,995	60,540	—	345,535

Interest expense				82,558
Other income, net				(2,418)
Early extinguishment of debt				3,021
Provision for taxes				101,014

Net income				$161,360

Total assets	$1,238,227	$93,832	$(294,571)	$1,037,488

	Nine Months Ended September 30, 2006
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$848,514	$99,346	$—	$947,860
Intercompany revenue	9,416	4,847	(14,263)	—

Total revenue	857,930	104,193	(14,263)	947,860

Depreciation and amortization	7,397	3,521	—	10,918

Operating income	264,177	37,610	—	301,787

Interest expense				35,931
Other income, net				(821)
Early extinguishment of debt				1,321
Provision for taxes				99,827

Net income				$165,529

Total assets	$1,011,706	$38,742	$(115,350)	$935,098

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. These critical accounting policies have not changed since December 30, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2007

Net revenues were $337.5 million for the three months ended September 29, 2007, an increase of $52.7 million or 18.5%, from $284.8 million for the three months ended September 30, 2006. The primary driver of revenue growth was a $37.7 million increase in meeting fees, resulting largely from the impact of the Monthly Pass commitment plan in NACO. Monthly Pass, first introduced in our 2006 fall diet season, is a recurring billing model whereby the member authorizes us to charge her credit card on a monthly basis, at a discounted rate. Product sales rose $7.8 million in the quarter as we continued to launch new products in our meetings and experience strong sell through. The remaining components of significance contributing to the $52.7 million revenue increase were $5.5 million growth in internet revenues and $2.3 million of higher licensing royalties. Other revenues decreased by $0.6 million. Net revenues were positively impacted by foreign currency exchange rates in the amount of $8.5 million, or 3.0%.

For the three months ended September 29, 2007, total global meeting fees were $204.5 million versus $166.8 million for the same period in the prior year, representing growth of $37.7 million or 22.6% including the favorable impact of foreign currency translation. This growth in meeting fees resulted from a 19.3% increase in the average meeting fee per attendee on a constant currency basis.

Total worldwide attendance was 13.9 million in the quarter, which was on par with the prior year level of 13.9 million. NACO grew attendance volumes in the quarter compared to the prior year quarter as a result of franchise acquisitions that took place during the past twelve months. Declines in Continental Europe and U.K. attendance offset these gains. In addition to the attendance volume metric, we now furnish the paid weeks metric for meetings to provide a greater degree of transparency. This metric captures total Weight Watchers paid membership, be it pay as you go meeting attendance, or our broader commitment plan relationship with members, which encompasses both meeting attendance and Weight Watchers eTools, our internet product for meeting members. In the meeting business, the global paid weeks increased 28.9% in the quarter versus the same period last year, to 19.7 million, driving the 19.3% increase in the global average meeting fee per attendee excluding the favorable impact of foreign currency exchange. The average meeting fee per paid week declined 7.1% in the quarter in constant dollars versus last year’s third quarter. The decline in average meeting fee per paid week is a function of the rollout and ramp up in NACO, our largest market, of the Monthly Pass commitment plan, which is offered at a discounted weekly price.

In NACO, meeting fees for the three months ended September 29, 2007 grew 32.4% or $35.6 million from $109.7 million for the three months ended September 30, 2006 to $145.3 million. Attendances were 8.7 million in the quarter, including 0.9 million attendances from acquisitions made in the second half of 2006. NACO’s attendances in the quarter grew 7.2% versus the prior year quarter while paid weeks rose 51.2%, displaying the success of NACO’s Monthly Pass commitment plan. The impact of Monthly Pass on NACO’s revenues was to raise the average meeting fee per attendee, which grew by 23.5% (24.6% excluding the impact of acquisitions). NACO’s average meeting fee per paid week declined by 12.4% in the quarter as a result of the discounting. Monthly Pass has an accretive impact on the average meeting fee despite its discounted price because not all members who purchase it attend all of the meetings for which they have paid. One major benefit of Monthly Pass and its free access to eTools is that it enables us to keep members engaged through holiday periods and the summer season, when some memberships might otherwise lapse.

International Company-owned meeting fees were $59.2 million for the three months ended September 29, 2007, an increase of $2.1 million or 3.6%, from $57.1 million for the three months ended September 30, 2006. On a local currency basis, total international meeting fee revenues were lower versus the comparable prior year quarter, declining 4.3%, driven by total international attendance as a result of decreases of 4.3% and 11.7% in the U.K. and Continental Europe, respectively. The offset to the volume related decline in revenues came from meeting fee pricing increases taken since last year in some of our countries, most notably in the U.K.

Worldwide product sales for the three months ended September 29, 2007 were $72.2 million, up $7.8 million or 12.1%, from $64.4 million for the three months ended September 30, 2006. Product sales growth was pervasive across our geographies in the third quarter of 2007. Domestically, product sales posted strong increases, up 12.7% or $4.4 million to $38.7 million, while international product sales increased 11.3%, or $3.4 million, to $33.5 million. On a local currency basis, international product sales rose 2.8%. Increased penetration of existing products, as well as the successful launch of several new consumable products, drove global in-meeting product sales per attendee growth of 8.3% on a constant currency basis.

Internet revenues, which include subscription revenue from sales of Weight Watchers Online and Weight Watchers eTools, as well as internet advertising revenue, grew $5.5 million or 16.5%, to $38.6 million for the three months ended September 29, 2007, from $33.1 million for the three months ended September 30, 2006. End-of-period active Weight Watchers Online subscribers increased 24.5%, from approximately 489,000 in the third quarter of 2006 to approximately 609,000 in the third quarter of 2007. The revenue impact of growth in end-of-period Weight Watchers Online subscribers was partially offset by a reduction in paid Weight Watchers eTools subscribers in the quarter as compared to last year, since Weight Watchers eTools is now provided free as part of the Monthly Pass commitment plan. While internet revenues are lower as a result, the revenue gains in NACO from Monthly Pass have far surpassed the impact of lower paid eTool subscriptions.

Other revenue, comprised primarily of licensing revenues and our publications, was $18.4 million for the three months ended September 29, 2007, an increase of $2.1 million or 13.9%, from $16.3 million for the three months ended September 30, 2006. Global licensing revenues increased 18.6% or $2.3 million over last year’s third quarter with increases in both existing and new licenses.

Franchise royalties were $2.7 million domestically and $1.1 million internationally for the three months ended September 29, 2007. As a result of our recent acquisition of five franchises, total franchise royalties were down 10.0% to $3.8 million, from $4.2 million in the prior year quarter. On a comparable basis, excluding lost royalties from recent acquisitions, franchise royalties rose 10.2% as domestic franchises benefited from our switch this year to national TV advertising in the U.S.

Cost of revenues was $149.6 million for the three months ended September 29, 2007, an increase of $20.6 million or 15.9%, from $129.0 million for the three months ended September 30, 2006. Gross profit margin of 55.7% of sales for the three months ended September 29, 2007 increased 100 basis points from 54.7% of sales in the prior year. The margin expansion is derived primarily from higher meeting fees per attendee, a result of the Monthly Pass commitment plan in NACO and a price increase in the U.K., and from growth in our licensing business.

Marketing expenses for the three months ended September 29, 2007 increased $8.5 million or 27.8%, to $39.2 million, from $30.7 million for the three months ended September 30, 2006. WW.com and international marketing accounted for most of the increase. Higher marketing expense at WW.com was primarily the result of its national television campaign, which, like the winter and spring campaigns before it, reaped significant benefit to the Online business. Internationally the increase was due primarily to television productions costs. Foreign currency exchange was also a component of the increase in marketing expense. As a percentage of net revenues, marketing expenses were 11.6% for the three months ended September 29, 2007, as compared to 10.8% in the same period last year.

Selling, general and administrative expenses were $42.2 million for the three months ended September 29, 2007, as compared to $32.8 million for the three months ended September 30, 2006, an increase of $9.4 million. The increase is due in part to our ongoing multi-year investment initiative in technology that began in mid-2005 after our acquisition of WeightWatchers.com and is geared to upgrade and add functionality to our office and meeting room systems. The increase in IT expense is a combination of depreciation from prior year capitalization and ongoing maintenance expense of new systems already put into service. In addition, selling, general and administrative expenses rose as a result of management infrastructure upgrades, foreign currency, and ordinary operational increases. As a percentage of net revenues, selling, general and administrative expenses were 12.5% for the three months ended September 29, 2007, as compared to 11.5% in the same period last year.

Operating income was $106.5 million for the three months ended September 29, 2007, an increase of $14.2 million or 15.4%, from $92.3 million for the three months ended September 30, 2006. The operating income margin for the three months ended September 29, 2007 was 31.6% as compared to 32.4% for the comparable period last year. The decline in margin resulted from the impact of investments in marketing and IT as noted above.

Interest expense increased $15.1 million to $28.3 million for the three months ended September 29, 2007, as compared to $13.2 million for the three months ended September 30, 2006, while the average effective interest rate declined slightly. The increase in interest expense was primarily the result of higher debt outstanding. We raised our debt level in the first quarter of 2007 to finance the repurchase of 19.1 million of our shares (as further explained in “Liquidity and Capital Resources–Stock Transactions”).

Our effective tax rate for the three months ended September 29, 2007 was 38.5%, as compared to 36.1% for the three months ended September 30, 2006.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2007

Net revenues were $1,123.1 million for the nine months ended September 29, 2007, an increase of $175.2 million or 18.5%, from $947.9 million for the nine months ended September 30, 2006. This $175.2 million increase was driven primarily by a $119.4 million increase in meeting fees and a $35.0 million increase in product sales, both a result of attendance growth and higher average sales per attendee. Internet and licensing revenues grew $14.6 million and $8.3 million respectively, with the growth partially offset by a $2.1 million decrease in other revenues resulting from lower franchise royalties. Net revenues were positively impacted by foreign currency exchange rates in the amount of $30.8 million or 3.2%.

For the nine months ended September 29, 2007, total global meeting fees were $672.1 million versus $552.7 million for the same period in the prior year, an increase of $119.4 million or 21.6% including the favorable impact of foreign currency translation. Globally, attendance volume reached 49.7 million for the first nine months of 2007, up 4.1% from 47.7 million in the comparable prior year period. NACO and the U.K. grew attendance volumes in the period versus prior year, while Continental Europe declined. In the first nine months of 2007, there were 64.8 million paid weeks in the global meeting business, a 23.6% increase from the prior year level. The excess of paid weeks growth over attendance growth was the key driver of the 13.8% increase in the average meeting fee per attendee on a constant currency basis. The paid weeks metric for meetings, which we began to furnish earlier this year in order to provide greater transparency, captures total Weight Watchers paid membership by adding pay as you go attendance to paid commitment plan weeks.

In NACO, meeting fees for the nine months ended September 29, 2007 were $461.2 million, up $102.7 million or 28.6%, from $358.5 million for the nine months ended September 30, 2006. Attendances were 30.1 million including 3.0 million from acquisitions made during the second half of 2006. NACO’s attendance in total grew 9.6% in the nine months versus the prior year period, but was slightly behind last year excluding acquisitions, declining 0.2%. Paid weeks rose 39.2% as a result of the success of NACO’s commitment plan, Monthly Pass, outpacing attendance and thereby driving the 17.3% increase in the average meeting fee. The increase in the average meeting fee arises because not all members who purchase Monthly Pass attend all the meetings for which they have paid.

International Company-owned meeting fees were $210.9 million for the nine months ended September 29, 2007, an increase of $16.7 million or 8.6%, from $194.2 million for the nine months ended September 30, 2006. On a local currency basis, total international meeting fee revenues declined 0.1% from the comparable prior year period. Despite U.K. attendance growth of 3.0% in the first nine months of 2007, total international attendance declined 3.3% in the period to 19.6 million as a result of softness in Continental Europe, down 8.2%.

Worldwide product sales for the nine months ended September 29, 2007 were $266.9 million, up $35.0 million, or 15.1%, from $231.9 million for the nine months ended September 30, 2006. Increased product sales penetration in the meeting room was driven by the launch and strong sell through of several new consumables products and by the strong appeal of our newly designed enrollment products to both new and returning members. Domestically, product sales grew 13.1% or $16.8 million to $145.1 million in the first nine months of 2007. International product sales increased 17.6% or $18.2 million, to $121.8 million. On a local currency basis, international product sales rose 8.2%.

Internet revenues, which include subscription revenue from sales of Weight Watchers Online and Weight Watchers eTools, as well as internet advertising revenue, grew $14.6 million or 15.0%, to $112.6 million for the nine months ended September 29, 2007 from $98.0 million for the nine months ended September 30, 2006. End-of-period active Weight Watchers Online subscribers increased 24.5%, from approximately 489,000 at September 30, 2006 to approximately 609,000 at September 29, 2007. This growth was driven by building awareness resulting from the success of WW.com’s first three national television advertising campaigns, which aired in the beginning of 2007 and again in the Spring and Fall. The revenue impact of the growth in end-of-period online subscribers was partially offset by a reduction in paid Weight Watchers eTools subscribers in the nine months as compared to last year, since Weight Watchers eTools is now provided free as part of the Monthly Pass commitment plan. While internet revenues are lower as a result, the revenue gains in NACO from Monthly Pass have far surpassed the impact of lower paid Weight Watchers eTool subscriptions.

Other revenue, comprised primarily of licensing revenues and our publications, was $58.0 million for the nine months ended September 29, 2007, an increase of $8.6 million or 17.4%, from $49.4 million for the nine months ended September 30, 2006. Global licensing revenues increased 23.1% or $8.3 million.

Franchise royalties were $9.5 million domestically and $4.0 million internationally for the nine months ended September 29, 2007. As a result of our recent acquisition of five franchises, total franchise royalties were down 15.3% to $13.5 million from $15.9 million in the prior year. On a comparable basis, excluding lost royalties from recent acquisitions, franchise royalties rose 11.8%.

Cost of revenues was $489.5 million for the nine months ended September 29, 2007, an increase of $70.3 million or 16.8%, from $419.2 million for the nine months ended September 30, 2006. Gross profit margin of 56.4% of sales for the nine months increased 60 basis points from 55.8% of sales in the comparable prior year period. The margin expansion was derived primarily from higher meeting fees per attendee, a result of the Monthly Pass commitment plan in NACO, a price increase in the U.K. and price increases in a few European markets, and from growth in the licensing business.

Marketing expenses for the nine months ended September 29, 2007 increased $38.1 million or 30.4%, to $163.6 million, from $125.5 million for the nine months ended September 30, 2006. A significant portion of the increase resulted from additional television advertising. In the U.S., WW.com began advertising on television for the first time this year, with its national television advertising campaigns. For NACO, Continental Europe and the U.K., we increased our level of television advertising and experienced higher production costs as a result. We also invested more heavily in other non-TV media and direct mail in the NACO business and online advertising in the WW.com business during this period as compared to the prior year period. As a percentage of net revenues, marketing expenses were 14.6% for the nine months ended September 29, 2007, as compared to 13.2% in the same period last year.

Selling, general and administrative expenses were $124.5 million for the nine months ended September 29, 2007 as compared to $101.4 million for the nine months ended September 30, 2006, an increase of $23.1 million. As a percentage of net revenues, selling, general and administrative expenses were slightly above the prior year level, at 11.1% for the nine months ended September 29, 2007, as compared to 10.7% in the same period last year. This year’s selling, general and administrative expense has been impacted by our ongoing technology investment in upgrading our systems, both office and meeting room, by employment related expenses, in particular for building our Continental Europe and marketing infrastructures, and to a lesser extent for costs associated with our franchise acquisitions.

Operating income was $345.5 million for the nine months ended September 29, 2007, an increase of $43.7 million or 14.5%, from $301.8 million for the nine months ended September 30, 2006. The operating income margin for the nine months ended September 29, 2007 was 30.8%, a decrease of 100 basis points from 31.8% for the comparable period last year, primarily as a result of our higher marketing expense.

Interest expense increased $46.7 million to $82.6 million for the nine months ended September 29, 2007, as compared to $35.9 million for the nine months ended September 30, 2006, while the average effective interest rate remained constant. The increase in interest expense was primarily the result of higher debt outstanding. We raised our debt level in the first quarter of 2007 to finance the repurchase of 19.1 million of our shares (as further explained in “Liquidity and Capital Resources–Stock Transactions”).

In connection with the refinancing of the WW.com Credit Facility and the WWI Credit Facility (as further explained in Note 5 to the Consolidated Financial Statements), we recorded a charge of $3.0 million in the first quarter of 2007 relating to the write-off of the deferred financing costs associated with WW.com and of $1.3 million in the second quarter of 2006 for early extinguishment of debt relating to WWI. These charges represented the write-off of a portion of deferred financing costs associated with this old debt.

Our effective tax rate for the nine months ended September 29, 2007 was 38.5%, as compared to 37.6% for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

For the nine months ended September 29, 2007, cash and cash equivalents were $48.7 million, an increase of $11.2 million from December 30, 2006. Cash flows provided by operating activities were $265.3 million. The cash provided by operations exceeded our net income of $161.4 million, with the excess arising from changes in our working capital, in particular a significant increase in deferred revenues, and differences between book and cash taxes. Funds used for investing and financing activities combined totaled $256.5 million. Investing activities utilized $38.2 million, primarily for acquisitions of $16.8 million, capital expenditures of $8.7 million, software expenditures of $8.7 million and website development expenditures of $3.9 million. Cash used for financing activities totaled $218.3 million. This included the repurchase of 19.1 million shares of our common stock for $1,033.6 million in connection with our Tender Offer and share repurchase from Artal (as further explained in “Liquidity and Capital Resources–Stock Transactions”) and dividend payments of $44.6 million, financed primarily by net proceeds from borrowings of $837.1 million.

For the nine months ended September 30, 2006, cash and cash equivalents were $58.8 million, an increase of $27.3 million from December 31, 2005. Cash flows provided by operating activities in the first nine months of 2006 were $234.0 million, including $32.2 million provided by WW.com’s operating activities. The cash provided by operations was driven by our net income of $165.5 million, changes in our working capital and permanent differences between book and cash taxes. Funds used for investing and financing activities combined totaled $208.0 million. Investing activities utilized $97.0 million, primarily for payments of $74.6 million for the purchase of Walmar, Vale and our Indiana franchise, capital expenditures of $10.2 million, software expenditures of $8.4 million and website development fees of $3.6 million. Cash used for financing activities totaled $111.0 million. This included the repurchase of 3.6 million shares of our common stock for $151.7 million, consistent with our stock repurchase program (as further explained in “Liquidity and Capital Resources–Stock Transactions”), and dividend payments of $34.8 million, offset by net proceeds from borrowings of $70.9 million.

Balance Sheet

Comparing the balance sheet at September 29, 2007 with that at December 30, 2006, our cash balance has increased by $11.2 million to $48.7 million, as noted above. Our working capital deficit at September 29, 2007 was $133.9 million, including $48.7 million of cash, as compared to $81.8 million, including $37.5 million of cash, at December 30, 2006. Excluding the change in cash, the working capital deficit increased by $63.3 million from December 30, 2006 to September 29, 2007.

Of the $63.3 million increase in negative working capital, approximately $81.4 million relates to operational items and $12.3 million reflects an increase in the current portion of our long-term debt. These are partially offset by a decrease in negative working capital of $30.4 million arising from higher deferred taxes. The $81.4 million of operational items is largely the result of a $28.3 million increase in deferred revenue for member prepayments associated with our new commitment plans, a $17.0 million increase in accrued interest and the remaining $36.1 million is primarily comprised of payables and accrued expenses.

Long-Term Debt

As of September 29, 2007, the WWI Credit Facility consisted of a term loan facility in an aggregate amount of $1,550.0 million consisting of Term Loan A, Additional Term Loan A and Term Loan B, and the Revolver in the amount of up to $500.0 million. At September 29, 2007, we had debt of $1,686.3 million and had additional availability under our $500.0 million Revolver of $349.5 million.

At September 29, 2007 and December 30, 2006, our debt consisted entirely of variable-rate instruments. The average interest rate on our debt was approximately 6.7% and 6.8% per annum at September 29, 2007 and December 30, 2006, respectively.

The following schedule sets forth our long-term debt obligations and interest rates at September 29, 2007:

Long-Term Debt

At September 29, 2007

	Balance (in millions)	Interest Rate
Revolver due 2011	$147.5	6.79%
Term Loan A due 2011	341.3	6.63%
Additional Term Loan A due 2013	700.0	6.63%
Term Loan B due 2014	497.5	6.88%

Total Debt	1,686.3
Less Current Portion	31.3

Total Long-Term Debt	$1,655.0

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

The WWI Credit Facility contains customary covenants, including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. At September 29, 2007, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and we are expected to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

On June 7, 2007, Standard & Poor’s raised its rating on our Term Loan A, Additional Term Loan A, Term Loan B and Revolver from “BB” to “BB+”. On January 4, 2007, Moody’s affirmed its “Ba1” rating for our Term Loan A and Revolver and assigned a “Ba1” rating to our Additional Term Loan A and Term Loan B.

The following schedule sets forth our year-by-year debt obligations:

Total Debt Obligation

(Including Current Portion)

As of September 29, 2007

(in millions)

Remainder of 2007	$5.7
2008	45.6
2009	162.5
2010	215.0
2011	502.5
Thereafter	755.0

Total	$1,686.3

Debt obligations due to be repaid in the next 12 months are expected to be satisfied with operating cash flows. We believe that cash flows from operating activities, together with borrowings available under our Revolver, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

Dividends

On March 12, 2007, our Board of Directors declared a quarterly dividend of $0.175 per share for the first quarter of fiscal 2007, which was paid on April 13, 2007 to shareholders of record as of March 30, 2007. On June 14, 2007, our Board of Directors declared a dividend for the second quarter of fiscal 2007 paid on July 13, 2007 to shareholders of record as of June 29, 2007. On September 4, 2007, our Board of Directors declared a quarterly dividend of $0.175 per share for the third quarter of fiscal 2007, which was paid on October 12, 2007 to shareholders of record as of September 28, 2007.

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

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding an additional $250.0 million to this plan. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under the program. Other than the aforementioned Tender Offer and share repurchase from Artal, we purchased no additional shares of our common stock during the nine months ended September 29, 2007.

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

PART II—OTHER INFORMATION

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

On July 27, 2007, HMRC issued the Company notices of determination and decisions that for the period April 2001 to April 2007 the Company’s leaders and certain other service providers should have been classified as employees for tax purposes and, as such, the Company should have withheld tax from the leaders and certain other service providers pursuant to the PAYE and NIC collection rules and remitted such amounts to the HMRC. The current assessment associated with the notices of determination and decisions is approximately $27 million. It is the Company’s view that the U.K. leaders and other service providers identified by HMRC in its notices and decisions are self-employed and no withholding by the Company was required. On September 3, 2007, the Company appealed HMRC’s notices and decisions as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company. The Company intends to vigorously pursue this appeal and, although there can be no assurances, the Company believes it will ultimately prevail in its appeal. If such appeal is unsuccessful, it is possible that the Company’s cash flows and results of operations in a particular quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material impact on the financial position, results of operations or ongoing cash flows of the Company.

Due to the nature of its activities, the Company is also, at times, subject to pending and threatened legal actions that arise out of the normal course of business. The Company has had and continues to have disputes with certain of its franchisees. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors at September 29, 2007 from those detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no stock repurchases during the quarter ended September 29, 2007.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: November 8, 2007	By:	/s/ DAVID P. KIRCHHOFF
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2007	By:	/s/ ANN M. SARDINI
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