Form 10-K
period 2007-12-29
WEIGHT WATCHERS INTERNATIONAL INC
filed 2008-02-27
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-16769

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

Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒        Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐        No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of July 1, 2007 (based upon the average bid and asked price of $50.79 per share of common stock as of June 29, 2007, the last business day of the registrant’s second fiscal quarter of 2007, as quoted on the New York Stock Exchange), was $1,800,747,514. For purposes of this computation, it is assumed that shares of common stock held by our directors, officers and our controlling shareholders would be deemed stock held by affiliates.

The number of shares outstanding of common stock as of January 31, 2008 was 79,425,822.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2008 annual meeting of shareholders scheduled to be held on May 6, 2008 are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended December 29, 2007.

Weight Watchers International, Inc.

2007 Annual Report on Form 10-K

i

BASIS OF PRESENTATION

Weight Watchers International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Annual Report on Form 10-K, unless the context indicates otherwise: “we”, “us”, “our” and the “Company” refers to Weight Watchers International, Inc. and all of its subsidiaries consolidated for purposes of its financial statements, including WeightWatchers.com, Inc. and all of its subsidiaries; “Weight Watchers International” or “WWI” refers to Weight Watchers International, Inc. and all of its subsidiaries other than WeightWatchers.com, Inc. and subsidiaries of WeightWatchers.com, Inc.; “WeightWatchers.com” refers to WeightWatchers.com, Inc. and all of its subsidiaries; and “NACO” refers to our North American company-owned meeting operations. Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Annual Report on Form 10-K:

•	“fiscal 2000” refers to our fiscal year ended April 29, 2000;

•	“fiscal 2001” refers to our fiscal year ended December 29, 2001;

•	“fiscal 2002” refers to our fiscal year ended December 28, 2002;

•	“fiscal 2003” refers to our fiscal year ended January 3, 2004;

•	“fiscal 2004” refers to our year ended January 1, 2005;

•	“fiscal 2005” refers to our fiscal year ended December 31, 2005;

•	“fiscal 2006” refers to our fiscal year ended December 30, 2006;

•	“fiscal 2007” refers to our fiscal year ended December 29, 2007; and

•	“fiscal 2008” refers to our fiscal year ended January 3, 2009.

The following terms used in this Annual Report on Form 10-K are our trademarks: Weight Watchers®, WeightWatchers.com®, POINTS®, TurnAround® and Core Plan®.

PART I

Item 1. Business

Overview

We are a leading global branded consumer company and the leading global provider of weight management services, with a presence in over 25 countries around the world. With over four decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight conscious consumers. In 2007, consumers spent over $4 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, products sold at meetings, Internet subscription products sold by WeightWatchers.com, licensed products sold in retail channels and magazine subscriptions and other publications.

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

In the more than 40 years since our founding, we have built our meeting business by helping millions of people around the world lose weight through sensible and sustainable food plans, exercise, behavior modification and group support. Each week, approximately 1.5 million members attend over 50,000 Weight Watchers meetings around the world, which are run by more than 15,000 leaders—each of whom has lost weight on our program. We are constantly improving our scientifically-based weight management approaches, and we are one of only a few commercial weight management programs whose efficacy has been clinically proven. Our strong brand, together with the effectiveness of our plans, loyal customer base and unparalleled network and infrastructure, enable us to attract new and returning members efficiently. Our customer acquisition costs are relatively low due to both word of mouth referrals and our efficient mass marketing programs.

Through WeightWatchers.com, we offer Internet subscription weight management products to consumers and maintain an interactive presence on the Internet for the Weight Watchers brand. We believe WeightWatchers.com is the global leading provider of weight management Internet subscription products. Currently, we provide two Internet subscription offerings: Weight Watchers Online and Weight Watchers eTools. Weight Watchers Online provides interactive and personalized resources that allow users to follow our weight management plans via the Internet. Weight Watchers eTools is the Internet weight management companion for Weight Watchers meetings members who want to interactively manage the day-to-day aspects of their weight management plans on the Internet. We currently offer these two products in the United States, the U.K., Canada, Germany, France and Australia.

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

The Global Weight Management Market

We participate in the global weight management market. According to Marketdata Enterprises, the weight management industry had revenue of approximately $55 billion in 2006 in the United States alone. The number of overweight and obese people around the world has steadily increased over the past 20 years and is estimated at approximately 1.6 billion, primarily driven by improving living standards and changing eating patterns, along with increasingly sedentary lifestyles. According to the Centers for Disease Control and Prevention, between 2003 and 2004, 66% of Americans over the age of 19 were considered overweight and almost half of these were obese; similar research conducted between 2005 and 2006 indicated no statistically significant change in the reported obesity rate. Numerous diseases, including heart disease, high blood pressure and Type II diabetes, are associated with being overweight or obese. We believe the growing population of overweight people who are motivated by both an increasing awareness of the health benefits of weight loss and the desire to improve their appearance is fueling the growth in demand for weight management programs. This growth is also a result of an increasing willingness of employers and governments to promote and contribute towards the cost of weight management programs.

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

Our Meetings

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

In fiscal 2006, we introduced the Monthly Pass commitment plan, or Monthly Pass, in NACO. In fiscal 2007, we launched Monthly Pass in the U.K., German and Australian markets. Monthly Pass is offered at an approximate 20% discount to the typical “pay-as-you-go” weekly fee. Monthly Pass is charged automatically to the member’s credit card on a monthly basis until the member elects to cancel. Monthly Pass is available for purchase throughout the year. As part of Monthly Pass, members receive unlimited access to meetings at this discounted monthly price plus free access to Weight Watchers eTools, the Internet weight management companion for Weight Watchers meetings members. In fiscal 2007, approximately half of our member attendances in NACO were attributable to Monthly Pass.

As of the end of fiscal 2007, less than 18% of our total worldwide attendance was represented by franchised operations. We estimate that, in fiscal 2007, these franchised operations attracted attendance of over 13 million people. Franchisees typically pay us a fee equal to 10% of their meeting fee revenues. We have enjoyed a mutually beneficial relationship with our franchisees over many years. In our early years, we used an aggressive franchising strategy to quickly establish a meeting infrastructure to pre-empt competition. Since then we have acquired a large number of franchises and expect to continue to do so.

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

Our Product Sales

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

We sell our products primarily through our meeting operations and to our franchisees. Recently, we have grown our product sales per attendee by updating our selection of products. In fiscal 2007, sales of our proprietary products represented approximately 23% of our revenues. We intend to continue to optimize our product offerings by updating existing products and selectively introducing new products.

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

In the third quarter of 2002, WeightWatchers.com launched its two Internet subscription products on our U.K. and Canadian websites. In January 2004, WeightWatchers.com launched its Internet subscription products on our German website, in December 2005, WeightWatchers.com launched its Internet subscription products on our Australian website and in December 2007, WeightWatchers.com launched its Internet subscription products on our French website. These products have similar functionality to the existing U.S. products, but are tailored specifically to each of our local markets. Among other opportunities, the launch of subscription websites in each new country facilitates our ability to launch Monthly Pass in that country.

As of the end of fiscal 2007, WeightWatchers.com had approximately 584,000 active Weight Watchers Online subscribers.

As Weight Watchers Online and Weight Watchers eTools reflect different value propositions, the subscriptions are priced differently. Both subscription products currently offer an initial pre-paid subscription term of one or three months, continuing thereafter on a pre-paid month-to-month basis until canceled. In the United States, Weight Watchers Online costs $65.00 for the initial 3-month term or $46.90 for the initial one-month term. The ongoing monthly fee for Weight Watchers Online is $16.95. In the United States, Weight Watchers eTools costs $29.95 for the initial 3-month term or $12.95 for the initial one-month term. The ongoing monthly fee for Weight Watchers eTools is $12.95. In addition, beginning in 2006, Weight Watchers eTools has been included for free in purchases by consumers of Monthly Pass.

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

We believe men represent an important market opportunity for us and we launched a version of our Internet subscription products customized for men in March 2007. Based on our internal research, we believe many men trust the Weight Watchers brand as a source of sensible weight management advice. We believe web-based offerings, combined with appropriate content and imagery, are well suited for men. Since the launch of this initiative, we have seen encouraging growth in our male subscribers.

We believe we can continue to expand our Internet revenues from sources other than our Internet subscription products. For example, in December 2005 we launched in the United States an online store that sells our products (such as bars, snacks and POINTS calculators) to our Weight Watchers Online subscribers. We are also exploring options to further increase our Internet advertising sales.

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

Selected licensees include:

LICENSEE	PRODUCT
United States
Applebee’s	Casual Dining Restaurant Menu
Conair	Scales
Dawn Foods	Snack Cakes & Muffins
Morrison’s	Hospital Cafeteria Menu
Russell Stover	Chocolate Candies
Schreiber Foods	Cheese
Wells Dairy	Ice Cream
Weston Bakeries	Fresh Bread

United Kingdom
Anthony Alan Foods	Cakes
Conair	Scales
Greencore Prepared	Ready to Eat Meals
Warburtons	Bread
Yoplait	Yogurt

Continental Europe
COOP	COOP “Healthy for You” Range
Marie Frais	Chilled Meals, Salads and Quiches
Sara Lee	Meats
Senoble	Yogurt

Australia and New Zealand
Conair	Scales
Nestle	Yogurt and Desserts

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

Weight Watchers Magazine

Weight Watchers magazines are published in all of our major markets. In the United States, Weight Watchers Magazine is an important branded marketing channel that is experiencing strong growth. We re-acquired the rights to publish the magazine without the subscriber list in February 2000 and re-launched its publication in May 2000. Since then, we have grown paid circulation from zero to over one million. As of fall 2007, our U.S. magazine had a readership of 8.32 million readers per copy, according to MediaMark, an industry tracking service. In addition to generating revenues from subscription sales and advertising, Weight Watchers Magazine also reinforces the value of our brand and serves as a powerful tool for marketing to both existing and potential customers.

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

Media Advertising

Our advertising enhances our brand image and awareness and motivates both former and potential new customers to join Weight Watchers. We have historically taken advantage of a range of traditional offline advertising vehicles such as television, radio and print. Over the past six years, WeightWatchers.com has developed a strong capability and presence in Internet advertising. Our advertising schedule supports the three key marketing campaigns of the year: winter, spring and fall. We allocate our media advertising on a market-by-market basis, as well as by media vehicle (television, radio, Internet, magazines and newspapers), taking into account the target market and the effectiveness of the medium.

Direct Mail and Email

Direct mail is a critical element of our marketing because it targets potential returning members. We maintain databases of current and former customers in each country in which we operate, which we use to focus our direct mailings and email. During fiscal 2007, NACO sent over 26 million pieces of direct mail. Most of these mailings are timed to coincide with the start of our marketing campaigns and are intended to encourage former meeting members to re-enroll. WeightWatchers.com has made a substantial investment in developing email targeting capabilities and its email promotional vehicles and programs are an important customer acquisition vehicle for both our Internet and offline businesses.

WeightWatchers.com Website

The WeightWatchers.com website is an important global promotional channel for our brand and businesses. The website has become an important vehicle for communicating our services and products in greater detail than could be achieved in more traditional advertising vehicles. In addition to being a gateway for our Internet subscription products, the website contributes value to our meeting business by promoting our brand, advertising Weight Watchers meetings and keeping members involved with Weight Watchers outside of meetings through useful offerings, such as a meeting locator, low calorie recipes, weight management articles, success stories and Internet forums. In fiscal 2007, our Meeting Finder feature generated on average over 1,000,000 meeting searches per month in the United States alone. The Meeting Finder makes it easier than ever for our existing and potential members to find a convenient meeting place and time. WeightWatchers.com now attracts, on average, over 6.0 million unique visitors per month in the United States alone.

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

Public Relations

A key focus of our public relations efforts is through our current and former members who have successfully lost and maintained their weight on our program. These leaders and members engage in local promotions, information presentations and charity events to promote Weight Watchers and demonstrate the program’s efficacy. We currently have over 450 trained media “ambassadors” in the United States as part of our grass roots public relations network.

In addition, we have continued a science-based public relations initiative we launched during the winter of 2005 to capitalize on Weight Watchers position as one of only a few clinically proven commercial weight management programs. This has included an increased investment in third party scientific research, the launch of a science center on our website and increased efforts to share our consumer and program insights with leaders in the scientific and medical communities as well as the general public.

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

Competition among commercial weight management programs is largely based on program recognition and reputation and the effectiveness, safety and price of the program. In the United States, we compete with several other companies in the commercial weight management industry, although we believe that the businesses are not comparable. For example, many of these competitors’ businesses are based on the sale of pre-packaged meals and meal replacements. Our meetings use group support, education and behavior modification to help our members change their eating habits, in conjunction with flexible food plans that allow members the freedom to choose what they eat. There are no significant group education-based competitors in any of our major markets, except in the United Kingdom. Even there, we possessed the largest share of the market.

We believe that food manufacturers that produce meal replacement products are not comparable competition because these businesses’ meal replacement products do not engender behavior modification through education in conjunction with a flexible, healthy food plan.

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

On June 13, 2005, WeightWatchers.com also entered into a redemption agreement with Artal to purchase all of the shares of WeightWatchers.com owned by Artal at the same price per share as we paid in the merger. Subsequently, on December 16, 2005, WeightWatchers.com redeemed all of its outstanding common stock held by Artal for a total price of approximately $304.8 million as provided in the redemption agreement. WeightWatchers.com used cash on hand and the proceeds of the WW.com Credit Facilities (as defined below in “Item 6. Selected Financial Data—Items Affecting Comparability—Debt Refinancing”) in the aggregate amount of $215.0 million to finance this redemption, as well as pay related fees and expenses. As a result of this redemption, we now own 100% of WeightWatchers.com.

The transactions above relating to WeightWatchers.com were evaluated, negotiated and recommended by a Special Committee of Weight Watchers International’s Board of Directors consisting of its independent directors.

Tender Offer and Share Repurchase

On December 18, 2006, we commenced a tender offer in which we sought to acquire up to 8.3 million shares of our common stock at a price between $47.00 and $54.00 per share, a transaction that we refer to as the Tender Offer. Prior to the Tender Offer, we entered into an agreement with Artal whereby Artal agreed to sell to us at the same price as was determined in the Tender Offer, the number of its shares necessary to keep its percentage ownership in us at substantially the same level after the Tender Offer. Artal also agreed not to participate in the Tender Offer so that it would not affect the determination of the price in the Tender Offer.

The Tender Offer expired at midnight on January 18, 2007, and on January 26, 2007 approximately 8.5 million shares were repurchased at a price of $54.00 per share. The 8.5 million shares repurchased were comprised of the 8.3 million shares that we offered to purchase and 0.2 million shares purchased pursuant to our right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, we repurchased

10.5 million of Artal’s shares at a purchase price of $54.00 per share pursuant to our prior agreement with Artal. In January 2007, we amended and supplemented our revolving credit facility to finance these repurchases.

Regulation

A number of laws and regulations govern our advertising, operations and relations with consumers, employees and other service providers in the countries in which we operate. The Federal Trade Commission, or FTC, and certain states and foreign jurisdictions regulate advertising, disclosures to consumers, privacy, consumer pricing or billing arrangements, and other consumer matters.

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

Since we operate our meetings business both in the United States and internationally, we are subject to many distinct employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers.

Laws and regulations directly applicable to communications, operations or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are becoming more prevalent and remain unsettled.

Employees and Service Providers

As of December 29, 2007, we had approximately 49,000 employees and service providers. We consider our relations with our employees and service providers to be satisfactory.

Financial Information About Segments and Financial Information About Geographic Areas

Information concerning our operating segments and our geographic areas is set forth in Note 14 of our consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

NYSE and SEC Certifications

On June 5, 2007, we filed with the New York Stock Exchange, or NYSE, the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. In addition, we filed as exhibits to this Annual Report on Form 10-K the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures.

Available Information

Corporate information, press releases and our periodic reports (e.g., our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K) and amendments thereto are available free of charge at www.weightwatchersinternational.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC (i.e., generally the same day as the filing). Moreover, we also make available free of charge at that site the Section 16 reports filed electronically by our officers, directors and 10 percent shareholders. Usually these are publicly accessible no later than the business day following the filing.

Shareholders may request a free copy of our Code of Business Conduct and Ethics and our Corporate Governance Guidelines at: Weight Watchers International, Inc., Attn: Corporate Secretary, 11 Madison Avenue, 17th Floor, New York, NY 10010, (212) 589-2700.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this Annual Report on Form 10-K and the documents incorporated by reference to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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

We believe that the Weight Watchers brand is one of our most valuable assets and that our reputation provides us with a competitive advantage. Our franchisees operate their businesses under our brand. In addition, we license the Weight Watchers brand to third-party manufacturers of a variety of goods, including food products. Because our franchisees and licensees are independent third parties with their own financial objectives, actions taken by them, including breaches of their contractual obligations, such as not following our program or not maintaining our quality standards, could harm our brand or reputation. Also, the products we license to third parties may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect our reputation and may result in decreased products sales, meeting attendance and Internet subscriptions and, as a result, lower revenues and profits.

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

A significant portion of our revenues and operating costs are denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar and the currencies in which our foreign operations receive revenues and pay expenses. We do not currently hedge, and have not historically hedged, our operational exposure to foreign currency fluctuations. Our consolidated financial results are denominated in U.S. dollars and therefore, during times of a strengthening U.S. dollar, our reported international revenues and earnings will be reduced because the local currency will translate into fewer U.S. dollars. In addition, the assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are recorded in shareholders’ equity as accumulated other comprehensive income (loss). Translation adjustments arising from intercompany receivables with our foreign subsidiaries are generally recorded as a component of other expense (income). Accordingly, changes in currency exchange rates will cause our revenues, operating costs, net income and shareholders’ equity to fluctuate.

We may not successfully make or integrate acquisitions.

As part of our growth strategy, we intend to pursue selected acquisitions. We cannot assure you that we will be able to effect acquisitions on commercially reasonable terms or at all. Even if we enter into these transactions, we may not realize the benefits we anticipate or we may experience difficulties in integrating any acquired companies and products into our existing business; attrition of key personnel from acquired businesses; significant charges or expenses; higher costs of integration than we anticipated; or unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations.

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

We have experienced and expect to continue to experience fluctuations in our quarterly results of operations. Our business is seasonal with revenues generally decreasing at year end and during the summer months. This seasonality could cause our share price to fluctuate as the results of an interim financial period may not be indicative of our full year results. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis. The timing of certain holidays, particularly Easter, which precedes the spring campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in fiscal 2006, Easter fell on April 16, which resulted in the spring marketing campaign beginning later than it did in fiscal 2005.

In addition, our meeting operations are subject to local conditions beyond our control, including weather, natural disasters and other extraordinary events, that may prevent current or prospective members from attending or joining meetings. For example, our NACO attendance was adversely affected in the third quarter of fiscal 2005 by the impact of Hurricane Katrina and its aftermath, compounded by two subsequent hurricanes. The inability of prospective members to join our meetings at the beginning of a marketing campaign could adversely affect our results of operations throughout the entire campaign.

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

A number of laws and regulations govern our advertising, operations and relations with consumers, employees and other service providers in the countries in which we operate. The FTC and certain states and foreign jurisdictions regulate advertising, disclosures to consumers, privacy, consumer pricing or billing arrangements, and other consumer matters.

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

Since we operate our meetings business both in the United States and internationally, we are subject to many distinct employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected.

Laws and regulations directly applicable to communications, operations or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are becoming more prevalent and remain unsettled. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected.

Future legislation or regulations, including legislation or regulations affecting our marketing and advertising practices, relations with consumers or franchisees or our food and weight management products and services, may have an adverse impact on us.

Our debt service obligations and the restrictions of our debt covenants could impede our operations and flexibility.

Our financial performance could be affected by our level of debt. As of December 29, 2007, our total debt was $1,648.1 million and we had additional availability under our revolving credit facility of $383.4 million. We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on all of our outstanding debt primarily from our operations. Our ability to meet our expenses and debt service obligations thus depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as attitudes toward weight management and pressure from our competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.

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

Artal controls a majority of the voting power of our outstanding common stock. Under the NYSE rules, a listed company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and such a company may elect not to comply with certain NYSE corporate governance requirements, including (1) the requirement that a majority of the Board of Directors consist of independent directors, (2) the requirement that the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (3) the requirement that the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (4) the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees. We have elected to be treated as a “controlled company.” Accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

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

We typically hold our classes in third-party locations (typically meeting rooms in well-located civic or other community organizations) or space leased in retail centers (typically leased spaces in strip malls for short terms, generally less than five years). As of the end of fiscal 2007, there were approximately 5,300 North America meeting locations, including approximately 4,500 third-party locations and 800 retail centers. In the U.K., there were approximately 6,100 meeting locations, with 100% in third-party locations. In Continental Europe, there were approximately 5,200 meeting locations, with approximately 99% in third-party locations. In Australia and New Zealand, there were approximately 900 meeting locations, with approximately 96% in third-party locations.

Item 3. Legal Proceedings

On July 7, 2006, we filed an amended notice of appeal with the U.K. VAT and Duties Tribunal, or VAT Tribunal, appealing a ruling by Her Majesty’s Revenue and Customs, or HMRC, that from April 1, 2005 Weight

Watchers meetings fees in the U.K. should be fully subject to 17.5% standard rated value added tax, or VAT. For over a decade prior to April 1, 2005, HMRC had determined that Weight Watchers meetings fees in the U.K. were only partially subject to 17.5% VAT. It is our view that this prior determination by HMRC should remain in effect and this view was further supported on March 8, 2007 when the VAT Tribunal ruled that Weight Watchers meetings in the U.K. should only be partially subject to 17.5% VAT. On May 3, 2007, HMRC appealed to the High Court of Justice Chancery Division, or the High Court, against the VAT Tribunal’s ruling in our favor, and the appeal at the High Court was heard in November 2007.

On January 21, 2008, the High Court ruled by denying HMRC’s appeal in part by upholding the VAT Tribunal’s decision to the extent that, at the first meeting which members attend, meetings fees associated with such meeting are partially subject to 17.5% VAT. However, the High Court allowed HMRC’s appeal in relation to meetings subsequent to the first meeting and concluded that meetings fees associated with subsequent meetings are fully subject to 17.5% VAT. We intend to vigorously defend the VAT Tribunal’s ruling and to file an appeal in part against the High Court’s ruling in relation to meetings subsequent to the first meeting. We expect HMRC to file an appeal in part against the High Court’s ruling in relation to the first meeting which members attend. If Weight Watchers meetings fees in the U.K. are deemed to be fully subject to 17.5% VAT, we estimate the amount owed to HMRC would be approximately $50 million as of the end of fiscal 2007, covering fiscal years 2005 through 2007, against which we have recorded a reserve of $23.4 million as of the end of fiscal 2007, which represents management’s most appropriate estimate of loss. If we are ultimately unsuccessful in establishing that Weight Watchers meetings fees in the U.K. are partially subject to 17.5% VAT, or if it is determined that a greater proportion of Weight Watchers meetings fees as compared to HMRC’s prior rulings is subject to 17.5% VAT, we may incur monetary liability in excess of reserves previously recorded and our U.K. results of operations may be adversely affected in the future. It is also possible that our cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the ultimate disposition of this matter, to the extent not previously provided for, will not have a material impact on our financial position, or ongoing results of operations or cash flows.

On July 27, 2007, HMRC issued to us notices of determination and decisions that, for the period April 2001 to April 2007, our leaders and certain other service providers should have been classified as employees for tax purposes and, as such, we should have withheld tax from the leaders and certain other service providers pursuant to the PAYE and NIC collection rules and remitted such amounts to the HMRC. As of the end of fiscal 2007, the assessment associated with the notices of determination and decisions is approximately $27 million. It is our view that the U.K. leaders and other service providers identified by HMRC in its notices and decisions are self-employed and no withholding by us was required. On September 3, 2007, we appealed HMRC’s notices and decisions as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us. We intend to vigorously pursue this appeal and, although there can be no assurances, we believe we will ultimately prevail in our appeal. If such appeal is unsuccessful, it is possible that our cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material impact on our financial position, or ongoing results of operations or cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the last quarter of the fiscal year ended December 29, 2007.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

Set forth below are the names, ages as of December 29, 2007 and current positions of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of the directors.

Name	Age	Position
David P. Kirchhoff	41	President and Chief Executive Officer, Director
Ann M. Sardini	57	Chief Financial Officer
Thilo Semmelbauer	42	Chief Operating Officer
Jeffrey A. Fiarman	39	Executive Vice President, General Counsel and Secretary
Kevin Eberly	49	Executive Vice President, North American Operations
Raymond Debbane(1)	52	Chairman of the Board
Philippe J. Amouyal(1)	49	Director
John F. Bard(1)(2)	66	Director
Marsha Johnson Evans(2)	60	Director
Jonas M. Fajgenbaum	35	Director
Sacha Lainovic	51	Director
Sam K. Reed(2)	60	Director
Christopher J. Sobecki	49	Director

(1)	Member of our Compensation and Benefits Committee.
(2)	Member of our Audit Committee.

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

Jeffrey A. Fiarman. Mr. Fiarman has served as our Executive Vice President, General Counsel and Secretary since May 2006. Prior to that time, Mr. Fiarman served as our Vice President and Associate General Counsel from July 2005 to May 2006 and as General Counsel of WeightWatchers.com since June 2000. He has also been Secretary of WeightWatchers.com since July 2000 and Senior Vice President of WeightWatchers.com since March 2002. Mr. Fiarman also held the position of Vice President, Business Development of WeightWatchers.com from June 2000 to March 2002. Prior to joining WeightWatchers.com, from September 1993 to May 2000, Mr. Fiarman was an attorney with Gibson, Dunn & Crutcher LLP in Washington, D.C. specializing in corporate and tax law. Mr. Fiarman holds a B.S. in Economics from The Wharton School of the University of Pennsylvania and a J.D. from Columbia University School of Law.

Kevin Eberly. Mr. Eberly has served as our Executive Vice President, North American Operations since May 2006. Prior to that time, from August 2004 to April 2006, Mr. Eberly was our Senior Vice President for Corporate Solutions/Business Development, North American Operations, and he assumed the additional responsibilities of Senior Vice President of North American Field Operations in January 2005. From March 2001 until July 2004, Mr. Eberly served as the Senior Vice President of Marketing and Sales for WeightWatchers.com as well as the Chief Marketing Officer for WeightWatchers.com. Before joining us, Mr. Eberly held a variety of senior marketing and sales management positions with Nabisco, Inc. and Pepsico. He received a B.S. from Union College and an M.B.A. from Columbia University.

Raymond Debbane. Mr. Debbane has been the Chairman of our Board of Directors since our acquisition by Artal on September 29, 1999. Mr. Debbane is a co-founder and President of The Invus Group, LLC. Prior to forming The Invus Group, LLC in 1985, Mr. Debbane was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American University of Beirut. Mr. Debbane is a director of Artal Group S.A., Ceres, Inc. and Lexicon Pharmaceuticals, Inc. and the Chairman of the Board of Directors of GoldenSource Corporation.

Philippe J. Amouyal. Mr. Amouyal has been a director since November 2002. Mr. Amouyal is a Managing Director of The Invus Group, LLC, a position he has held since 1999. Previously, Mr. Amouyal was a Vice President and director of The Boston Consulting Group, Inc. in Boston, MA. He holds an M.S. in engineering and a DEA in Management from Ecole Centrale de Paris and was a Research Fellow at the Center for Policy Alternatives of the Massachusetts Institute of Technology. Mr. Amouyal is a director of Lexicon Pharmaceuticals, Inc.

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

Jonas M. Fajgenbaum. Mr. Fajgenbaum has been a director since our acquisition by Artal on September 29, 1999. Mr. Fajgenbaum is a Managing Director of The Invus Group, LLC, which he joined in 1996. Prior to joining The Invus Group, LLC, Mr. Fajgenbaum was a consultant for McKinsey & Company in New York from 1994 to 1996. He graduated with a B.S. from the Wharton School of Business and a B.A. in Economics from the University of Pennsylvania. Mr. Fajgenbaum is a director of Elixir Medical Corporation and BlueMercury, Inc.

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

Sam K. Reed. Mr. Reed has been a director since February 2002. Mr. Reed has over 30 years of experience in the food industry. He is currently the Chief Executive Officer and Chairman of TreeHouse Foods, Inc. Previously, Mr. Reed was the Chief Executive Officer of Dean Specialty Foods Holdings, Inc. Formerly, Mr. Reed was Vice Chairman and a director of Kellogg Company, the world’s leading producer of cereal and a leading producer of convenience foods. From 1996 to 2001, Mr. Reed was Chief Executive Officer, President and a director of Keebler Foods Company. Previously, he was Chief Executive Officer of Specialty Foods Corporation’s Western Bakery Group division. Mr. Reed received a B.A. from Rice University and an M.B.A. from Stanford Graduate School of Business. Mr. Reed is a director of TreeHouse Foods, Inc.

Christopher J. Sobecki. Mr. Sobecki has been a director since our acquisition by Artal on September 29, 1999. Mr. Sobecki, a Managing Director of The Invus Group, LLC, joined the firm in 1989. He received an M.B.A. from Harvard Business School. He also obtained a B.S. in Industrial Engineering from Purdue University. Mr. Sobecki is also a director of Lexicon Pharmaceuticals, Inc., NitroMed Inc., GoldenSource Corporation, Eduventures, Inc. and BlueMercury, Inc.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE. Our common stock trades on the NYSE under the symbol “WTW.”

The following table sets forth, for the period indicated, the high and low sales prices per share for our common stock as reported on the NYSE consolidated tape.

Fiscal 2007 (Year ended December 29, 2007)

	High	Low
First Quarter	$55.75	$45.17
Second Quarter	$53.20	$45.80
Third Quarter	$58.24	$47.01
Fourth Quarter	$58.20	$44.48

Fiscal 2006 (Year ended December 30, 2006)

	High	Low
First Quarter	$54.11	$45.51
Second Quarter	$51.67	$40.01
Third Quarter	$45.35	$37.49
Fourth Quarter	$52.87	$42.11

We made no stock repurchases during the quarter ended December 29, 2007.

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding an additional $250.0 million to this program. Under this program, we will not purchase shares held by Artal. This program currently has no expiration date. As of fiscal year end 2007, $216.4 million remains available to purchase our shares under this program.

On December 18, 2006, we commenced a Tender Offer in which we sought to acquire up to 8.3 million shares of our common stock at a price between $47.00 and $54.00 per share. Prior to the Tender Offer, we entered into an agreement with Artal whereby Artal agreed to sell us at the same price as determined in the Tender Offer the number of our shares necessary to keep its percentage ownership in us at substantially the same level after the Tender Offer. Artal also agreed not to participate in the Tender Offer so that it would not affect the determination of the price in the Tender Offer. The Tender Offer expired at midnight on January 18, 2007, and on January 26, 2007, we repurchased approximately 8.5 million shares at a price of $54.00 per share. The 8.5 million shares repurchased are comprised of the 8.3 million shares we offered to purchase and 0.2 million shares purchased pursuant to our right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, we purchased 10.5 million of our shares from Artal at a purchase price of $54.00 per share pursuant to our prior agreement with Artal. In January 2007, we amended and supplemented our revolving credit facility to finance these repurchases.

Holders

The approximate number of holders of record of our common stock as of January 31, 2008 was 486. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

We have issued a quarterly cash dividend of $0.175 per share every quarter beginning with the first quarter of fiscal 2006. Prior to these dividends, we had not declared or paid any cash dividends on our common stock since our acquisition by Artal in 1999.

Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors they may deem relevant. Our Board of Directors may decide at any time to decrease the amount of dividends or discontinue the payment of dividends based on these factors. The WWI Credit Facility (as defined below) also contains restrictions on our ability to pay dividends on our common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” for a description of the WWI Credit Facility and these restrictions.

Item 6.	Selected Financial Data

The following schedule sets forth our selected financial data for the last five fiscal years.

SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	Fiscal 2007 (52 weeks)	Fiscal 2006 (52 weeks)	Fiscal 2005 (52 weeks)	Fiscal 2004 (52 weeks)	Fiscal 2003 (53 weeks)
Revenues, net	$1,467.2	$1,233.3	$1,151.3	$1,024.9	$943.9
Net income	$201.2	$209.8	$174.4	$183.1	$143.9
Working capital (deficit)	$(172.1)	$(64.3)	$(38.2)	$(26.8)	$(19.5)
Total assets	$1,046.2	$1,000.7	$835.5	$816.2	$770.7
Long-term obligations	$1,602.5	$830.2	$741.4	$466.1	$454.3
Earnings per share:
Basic	$2.50	$2.13	$1.70	$1.75	$1.35

Diluted	$2.48	$2.11	$1.67	$1.71	$1.31

Dividends declared per common share	$0.70	$0.70	—	—	—

Items Affecting Comparability

Several events occurred during each of the last five fiscal years that affect the comparability of our financial statements. The nature of these events and their impact on underlying business trends are as follows:

Consolidation/Acquisition of WeightWatchers.com

On April 3, 2004, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Variable Interest Entities,” and began consolidating the results of WeightWatchers.com. Upon adoption, we recorded a charge of $11.9 million, including a tax charge of $9.9 million, in the fiscal quarter ended April 3, 2004 for the cumulative effect of this accounting change. This charge reflects the cumulative impact to our results of operations had WeightWatchers.com been consolidated since its inception in September 1999. Beginning on April 3, 2004, our consolidated balance sheet includes the balance sheet of WeightWatchers.com. Effective at the beginning of the second quarter of fiscal 2004, our consolidated statement of operations and statement of cash flows include the results of WeightWatchers.com. All intercompany balances have been eliminated.

As of December 16, 2005, WeightWatchers.com became a wholly-owned subsidiary of Weight Watchers International. In connection with the acquisition of WeightWatchers.com, described more fully in Item 1 of this Annual Report on Form 10-K, we recognized $46.4 million of expenses during fiscal 2005.

Debt Refinancing

On August 21, 2003, we successfully completed a tender offer and consent solicitation to purchase 97%, or approximately $144.9 million, of our $150.0 million U.S. dollar denominated and 92%, or approximately €91.6 million, of our €100.0 million euro denominated 13% Senior Subordinated Notes. The consideration for the tender offer and consent solicitation was funded from cash on hand of $57.3 million and $227.3 million of additional borrowings under WWI’s then-existing credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Long Term Debt” for a description of the WWI Credit Facility.

On August 21, 2003, in connection with the purchase of the majority of our 13% Senior Subordinated Notes, we refinanced WWI’s then-existing credit facility. The refinancing was completed by repaying and replacing the then-existing Term Loans B and D and the transferable loan certificate, or TLC, in the aggregate amount of $204.7 million with a new Term Loan B in the amount of $382.9 million and a new TLC in the amount of $49.1 million. Term Loan A in the amount of $30.0 million remained in place, along with a revolving line of credit with available borrowings up to $45.0 million. Due to this early extinguishment of debt, we recognized expenses of $47.4 million in the third quarter of fiscal 2003.

On January 21, 2004, we refinanced WWI’s then-existing credit facility. We repaid and replaced the Term Loan A, Term Loan B and the TLC in the aggregate amount of $454.2 million with a new Term Loan B in the amount of $150.0 million and borrowings under the then-existing revolving line of credit of $310.0 million. In connection with this refinancing, available borrowings under the revolving line of credit increased from $45.0 million to $350.0 million. Due to the early extinguishment of the Term Loans resulting from this refinancing, we recognized expenses of $3.3 million in the first quarter of fiscal 2004.

On October 1, 2004, we repurchased and retired the remaining balance of our 13% Senior Subordinated Notes in the amounts of $5.1 million U.S. dollar denominated and €8.4 million euro denominated. Due to this early extinguishment of debt, we recognized expenses of $1.0 million in the third quarter of fiscal 2004 related to the repurchase premiums associated with this redemption.

On October 19, 2004, we increased our net borrowing capacity by adding an Additional Term Loan B to our then-existing credit facility in the amount of $150.0 million. Coterminous with WWI’s previously existing credit facility, these funds were initially used to reduce borrowings under our then-existing revolving line of credit, resulting in no increase in our net borrowing.

On June 24, 2005, Weight Watchers International amended certain provisions of WWI’s then-existing credit facility to allow for the December 16, 2005 redemption by WeightWatchers.com of its shares held by Artal.

On December 16, 2005, WeightWatchers.com borrowed $215.0 million pursuant to two credit facilities, or the WW.com Credit Facilities, consisting of (i) a five year, senior secured first lien term loan facility in an aggregate principal amount of $170.0 million and (ii) a five and one-half year, senior secured second lien term loan facility in an aggregate principal amount of $45.0 million.

On May 8, 2006, we entered into a refinancing to reduce our effective interest rate while increasing our borrowing capacity and extending the maturities of borrowings under WWI’s then-existing credit facility. In connection with the refinancing, we increased our term loans from $293.4 million to $350.0 million. The additional funds of $55.6 million were used to pay down the revolving line of credit. Also, in connection with this refinancing, WWI’s then-existing revolving line of credit was repaid and replaced with a new revolving line of credit which increased borrowing capacity from $350 million to $500 million. In connection with this refinancing, we incurred expenses of $1.3 million.

On January 26, 2007, in connection with our Tender Offer and share repurchase described under “Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities”, we increased our borrowing capacity by adding an Additional Term Loan A in the amount of $700.0 million and a new Term Loan B in the amount of $500.0 million. We utilized (a) $185.8 million of these proceeds to pay off the WW.com Credit Facilities, (b) $461.6 million to repurchase 8.5 million of our shares in the Tender Offer and (c) $567.6 million to repurchase 10.5 million of our shares from Artal. In connection with the early extinguishment of the WW.com Credit Facilities, we recorded a charge of $3.0 million in the first quarter of 2007 relating to the write-off of the deferred financing costs associated with the WW.com Credit Facilities.

Franchise Acquisitions

Acquisition of British Columbia. On June 3, 2007, we acquired substantially all of the assets of our British Columbia franchisee for a purchase price of approximately $15.8 million, which was financed through cash from operations. This acquisition has been accounted for as a purchase and earnings have been included in our consolidated operating results since the date of acquisition.

Acquisitions of Indiana, Eastern Canada, Suffolk, Western Michigan, Greece and Italy. On July 27, 2006, we acquired substantially all of the assets of our Indiana franchisee for a purchase price of approximately $25.0 million. On August 17, 2006, we acquired substantially all of the assets of our eastern Canadian franchisee and of Vale Printing Limited for a net purchase price of approximately $51.2 million. On November 2, 2006, we acquired substantially all of the assets of our Suffolk County, New York franchisee for a purchase price of approximately $24.5 million. On December 11, 2006, we acquired substantially all of the assets of our western Michigan franchisee for a net purchase price of $39.5 million, and reacquired our franchise rights in Greece and Italy for approximately $4.3 million. These acquisitions were financed through cash from operations. These acquisitions have been accounted for as purchases and earnings have been included in our consolidated operating results since their respective dates of acquisition.

Acquisitions of Washington, D.C. and Fort Worth. On May 9, 2004, we acquired substantially all of the assets of our Washington, D.C. area franchisee for a purchase price of $30.5 million. On August 22, 2004, we acquired substantially all of the assets of our Fort Worth franchisee for a purchase price of $30.0 million. These acquisitions were financed through cash from operations. The acquisitions were accounted for as purchases and, accordingly, earnings from these franchises have been included in our consolidated operating results since the respective dates of the acquisitions.

Acquisitions of The WW Group and Dallas/New Mexico. On March 30, 2003, we acquired certain assets of eight of the fifteen franchises of The WW Group, Inc. and its affiliates, or The WW Group, for an aggregate purchase price of $180.7 million. The acquisition was financed through cash and additional borrowings of $85.0 million. On November 30, 2003, we acquired certain assets of our franchisees in Dallas and New Mexico for a total purchase price of $27.2 million. These acquisitions were financed through cash from operations. The acquisitions were accounted for as purchases and, accordingly, earnings from these franchises have been included in our consolidated operating results since their respective dates of acquisition.

Reversal of Tax Reserves

During the third quarter of fiscal 2004, we recorded a tax benefit by reversing a $5.5 million accrued but no longer necessary tax liability resulting from the September 1999 recapitalization and stock repurchase transaction with Heinz. In the fourth quarters of fiscal 2005 and fiscal 2004, we recorded a tax benefit by reversing a $0.9 million and $2.8 million state tax reserve, respectively, with respect to accrued but no longer necessary state tax liabilities. During the fourth quarter of fiscal 2004, WeightWatchers.com received a benefit of $5.5 million from its deferred tax asset as a result of the utilization of net operating loss carryforwards. Also in the fourth quarter of fiscal 2004, due to the then recent trend in profitability of WeightWatchers.com, it was concluded that it was more likely than not that WeightWatchers.com would fully realize the benefit of its deferred tax assets. As such, WeightWatchers.com reversed all of its remaining valuation allowance, except for $1.5 million relating to its foreign operations. Also in the fourth quarter of fiscal 2005, due to the recent trend in profitability of certain of WeightWatchers.com’s foreign operations, it was concluded that it was more likely than not that these foreign operations would fully realize the benefit of its deferred tax assets. As such, WeightWatchers.com reversed all but $0.6 million of its remaining valuation allowance relating to its foreign operations. This amount was subsequently reversed in fiscal 2006 due to the utilization of the net operating loss carryforwards. During the fourth quarter of fiscal 2006, we recorded a tax benefit of $6.3 million by reversing tax reserves which due to the resolution of certain tax matters were no longer necessary, partially offset by adjustments to our tax valuation allowance for foreign tax net operating loss carryforwards.

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

Overview

We are a leading global branded consumer company and the leading global provider of weight management services, with a presence in over 25 countries around the world. With over four decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight conscious consumers. In 2007, consumers spent over $4 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, products sold at meetings, Internet subscription products sold by WeightWatchers.com, licensed products sold in retail channels and magazine subscriptions and other publications. On a consolidated basis, from fiscal 2003 through fiscal 2007, our revenues and operating income have grown at a compound annual growth rate of 11.7% and 8.3%, respectively.

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

•	Internet revenues. We generate revenue from our Internet subscription products and from the sale of Internet advertising.

•

Licensing, franchise royalties and other. We license the Weight Watchers brand and other intellectual property for certain foods and other products. In addition, our franchisees typically pay us a royalty fee of 10% of their meeting fee revenues. We also generate revenues from our magazines and third-party advertising in our publications.

Other than Internet revenues, all of the foregoing sources of revenue are included in our Weight Watchers International operating segment.

The following table sets forth our revenues by category for the past five fiscal years.

Revenue Sources

(in millions)

	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
Meetings fees	$880.7	$723.1	$681.1	$629.1	$607.2
Product sales	337.7	293.3	285.5	274.6	276.8
Internet revenues	151.6	129.4	109.7	65.0	—
Licensing, franchise royalties and other	97.2	87.5	75.0	56.2	59.9

Total	$1,467.2	$1,233.3	$1,151.3	$1,024.9	$943.9

From fiscal 2003 through fiscal 2007, our revenues have increased at a compound annual growth rate of 11.7%. This increase is principally a result of:

•

Increased meeting fees. From fiscal 2003 to fiscal 2007, meeting fees grew at a compound annual rate of 9.7% led by our NACO operations, which grew at a compound annual rate of 11.4%. This growth resulted from increases in our attendance, program innovations, pricing actions taken in many of our markets and higher frequency of commitment plans, as well as from our acquisitions of franchise operations over that period. From 2003 to 2006, our average meeting fee per attendee increased from $9.99 to $11.84. From 2006 to 2007, our average meeting fee per attendee rose from $11.84 to $14.05 coincident with our introduction of Monthly Pass, a recurring billing model whereby the member authorizes us to charge her credit card on a monthly basis, at a discounted rate, until the member elects to cancel. The increase in the average meeting fee arises because not all members who purchase Monthly Pass attend all the meetings for which they have paid.

•

Increased product sales. Global product sales have grown at a compound annual rate of 5.1% from fiscal 2003 to fiscal 2007, led by our Continental European operations which grew at a compound annual rate of 7.7%. Product sales growth resulted from higher attendance volume and from successful new product launches. In our meetings, we have increased average product sales per attendee from $3.56 to $4.48 over the same period.

•

Consolidation of WeightWatchers.com. Effective April 3, 2004, we began consolidating WeightWatchers.com. As a result of this consolidation, we have included $65.0 million, $109.7 million, $129.4 million and $151.6 million of Internet revenues in our results of operations for fiscal 2004, fiscal 2005, fiscal 2006 and fiscal 2007, respectively. The increase in Internet revenues during this time is primarily due to growth in the number of WeightWatchers.com’s of end-of-period active online subscribers from 340,000 at December 2004 to 584,000 at December 2007.

•

Increased licensing revenues. Licensing revenues grew at a compound annual rate of 57.3% from fiscal 2003 to fiscal 2007 primarily as a result of our increased focus on expanding the number of Weight Watchers branded products worldwide and the reversion to us at the end of the third quarter of fiscal 2004 of revenues from certain third party licenses that had been paid to Heinz up until that time.

As shown in the chart below, our worldwide annual attendance in our company-owned operations (including the aforementioned acquisitions of franchise operations) grew by 3.1%, from 60.8 million for fiscal 2003 to 62.7 million for fiscal 2007. From fiscal 2006 to fiscal 2007, worldwide annual attendance increased 2.6%.

In fiscal 2007, with Monthly Pass’ growing penetration in NACO, we introduced a new additional volume metric in an effort to provide a greater degree of insight into our business. This new metric, meeting paid weeks, captures total Weight Watchers paid meeting membership by adding paid commitment plan weeks to pay-as-you-go weeks for a given period. Before the recent launch of our new commitment plans in the meeting business, our members were largely on a pay-as-you-go (per attendance) basis, and, accordingly, growth in attendance essentially approximated growth in meeting paid weeks. As you can see in the chart below, our worldwide meeting paid weeks grew 23.0% in fiscal 2007, up from 94.0 million in fiscal 2006 to 115.6 million. This compares to global attendance growth over the same period of 2.6%. In North America, where our Monthly Pass commitment plan is highly penetrated, 2007 meeting paid weeks of 58.4 million exceeded attendance of 38.1 million by 53.3%.

	Meeting Attendance in Company-Owned Operations (in millions)					Paid Weeks in Company-Owned Operations (in millions)
	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003		Fiscal 2007	Fiscal 2006
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)		(52 weeks)	(52 weeks)
North America	38.1	35.4	33.5	32.3	34.6	North America	58.4	42.7
United Kingdom	11.9	11.6	12.6	13.0	12.8	United Kingdom	12.8	11.6
Continental Europe	10.2	11.1	11.6	11.2	10.1	Continental Europe	10.7	11.4
Other International	2.5	3.0	3.2	3.4	3.3	Other International	2.7	3.1

Total	62.7	61.1	60.9	59.9	60.8	Total Meeting Paid Weeks	84.6	68.8

						Online paid weeks	31.0	25.2

						Total Paid Weeks	115.6	94.0

Looking historically and at trends, beginning in late 2003, our NACO attendance growth was adversely affected by increased media exposure to and the resulting popularity of low-carbohydrate diets, which continued through 2004. Beginning in the third quarter of fiscal 2004 through the first quarter of fiscal 2005, the declines in organic NACO attendance, excluding the impact of acquisitions, versus prior year periods steadily improved from minus 16.7% in the second quarter of fiscal 2004 to minus 13.9% in the third quarter of fiscal 2004 to minus 8.7% in the fourth quarter of fiscal 2004 and to minus 5.1% in the first quarter of fiscal 2005. After that, NACO attendance versus prior year periods moved into positive territory and posted increases of 5.3%, 2.5% and 6.5% in the second, third and fourth quarters of fiscal 2005, respectively. The third quarter of fiscal 2005 grew at a slower pace due to the impact of Hurricane Katrina and its aftermath, compounded by two subsequent hurricanes. In fiscal 2006, attendance for the full year grew at a rate of 5.7%, or 2.9% without the benefit of acquisitions. In fiscal 2007, attendance for the full year grew at a rate of 7.7%, but declined 1.7% without the benefit of acquisitions, and paid weeks grew 36.5%, due largely to the success of our Monthly Pass commitment plan.

In the United Kingdom, after four years of attendance increases, attendance declined 3.1% in fiscal 2005 and 7.4% in fiscal 2006. The declining trend began as a result of a negative member and leader reaction to a new program innovation launched in January 2005. We have worked to simplify the program, improve the meeting experience, and strengthen the quality of our field management and leader force. As a result, over the course of fiscal 2006, the negative U.K. attendance trend reversed from a negative 17.2% year-over-year decline in the first quarter, to an 11.6% decline in the second quarter, to increases of 0.4% and 7.0% in third and fourth quarters of fiscal 2006, respectively. This trend continued into the first quarter of 2007 with a growth rate of 9.8%, but the growth slowed to 2.2% in the second quarter and turned negative in the second half, posting declines of 4.2% and 2.4% in the third and fourth quarter, respectively. Paid weeks rose 9.7%, from 11.6 million in fiscal 2006 to 12.8 million in fiscal 2007.

Continental Europe saw attendance growth in every fiscal year from 2000 through 2005. Continental Europe’s attendance increased 1.1 million in fiscal 2004 primarily as a result of a program innovation in the third quarter which helped drive increased attendance into fiscal 2005 and the first quarter of 2006; however, on a full year basis in fiscal 2006, attendances in Continental Europe declined by 4.4%. Attendances began to decline in the second quarter 2006, by 7.2% in the second quarter, 7.8% in the third quarter and 10.6% in the fourth quarter. The declining attendance trend continued into fiscal 2007 (declines of 6.6% in the first quarter, 7.5% in the second quarter, 11.7% in the third quarter and 9.4% in the fourth quarter) and ended the year with attendance 8.5% below the prior year level. Paid weeks in Continental Europe declined 6.2%, from 11.4 million in fiscal 2006 to 10.7 million in fiscal 2007. We believe that most of this weakness has been the result of ineffective marketing and the resultant lack of new enrollments. We believe that the growth of the business in Continental Europe prior to fiscal 2006 outpaced the expertise of the local management, and we are in the process of strengthening these teams.

The number of online paid weeks increased 23.2%, from 25.2 million in fiscal 2006 to 31.0 million in fiscal 2007, due to the continued success of our WeightWatchers.com segment.

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

The Weight Watchers International operating segment has consistently generated operating income margins of 30% or more from fiscal 2001 to fiscal 2005, even while making significant investments in strengthening our management teams, particularly in North America and Continental Europe, and putting in place a stronger global marketing infrastructure. In fiscal 2006, the operating income margin dipped slightly, to 29.2%, as a result of costs associated with the ramp up of Monthly Pass in NACO. In fiscal 2007, our operating income margin returned to the over 30% mark, as we simultaneously increased our investments in marketing and information technology.

Performance Indicators and Market Trends

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•	net revenues, which are an indicator of our overall business growth;

•	attendance and paid weeks metrics;

•	meeting fee revenue per attendee and in-meeting product sales per attendee;

•	the number of WeightWatchers Online subscribers; and

•	operating expenses as a percentage of revenue, which are an indicator of the efficiency of our business and our ability to manage our business to budget.

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

Franchise Acquisitions

From time to time, we repurchase franchise territories. Since the beginning of fiscal 2001, we have acquired 14 franchise operations for a total of approximately $586.9 million. These acquisitions are typically accretive to our earnings per share. For fiscal 2007, the attendance of our remaining franchise operations accounted for less than 18% of total worldwide attendance at Weight Watchers meetings.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to inventories, the impairment analysis for goodwill and other indefinite-lived intangible assets, share-based compensation, income taxes, tax contingencies and litigation. We base our estimates on historical experience and on various other factors and assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies are most important to the portrayal of our financial condition and results of operations and require our most significant judgments and estimates.

Revenue Recognition

We earn revenue by conducting meetings, selling products in our meetings and to our franchisees, selling Internet subscription products, collecting commissions from franchisees, collecting royalties related to licensing agreements and selling advertising space in and copies of our magazine. We charge non-refundable registration fees in exchange for an introductory information session and materials we provide to new members in our meeting business. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Revenue from meeting fees, product sales, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customer, and commissions and royalties are earned. Advertising revenue is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. Deferred revenue, consisting of prepaid meeting fees, such as Monthly Pass, and magazine subscription revenue, is amortized into income over the period earned. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

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

We grant refunds at aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid.

Goodwill and Other Indefinite-lived Intangible Assets

We review goodwill and other indefinite-lived intangible assets for potential impairment on at least an annual basis. We performed fair value impairment testing as of December 29, 2007 and December 30, 2006 on our goodwill and other indefinite-lived intangible assets and determined that the carrying amounts of these assets did not exceed their respective fair values, and therefore, no impairment existed. When determining fair value, we utilize various assumptions, including projections of future cash flows and interest rates. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. Upon such an event, we would be required to record a corresponding charge, which would impact earnings. We would also be required to reduce the carrying amounts of the related assets on our balance sheet. We continue to evaluate these estimates and assumptions and believe that these assumptions are appropriate.

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

Consolidation

On January 17, 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46 (“FIN 46”), to clarify when an entity should consolidate another entity known as a variable interest entity

(“VIE”). The standard required that, under certain circumstances, separate businesses with some common ownership be consolidated for financial reporting purposes. Upon adoption of the original FIN 46, we did not meet those circumstances, and we therefore did not consolidate WeightWatchers.com’s financial statements into our fiscal 2003 and prior reported financial statements.

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

On December 31, 2006, the first day of its 2007 fiscal year, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the December 31, 2006 adoption of FIN 48, the Company increased its tax liability for unrecognized tax benefits by $1.9 million, which was accounted for as a reduction to the opening balance of retained earnings for fiscal 2007.

Capitalized Software Development

We follow the provisions of AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. These costs are amortized over a period of three to five years, the estimated useful life of the software. We periodically evaluate for impairment capitalized software development costs by considering, among other factors, whether the software is still expected to provide substantive service potential, and whether a significant change is being made or will be made to the software.

Share-Based Compensation

We adopted the provisions of FASB Statement No. 123R, “Share-Based Payment”, or FAS 123R, on January 1, 2006. Upon adopting this standard, we began recognizing the cost of all share-based awards based on their estimated grant-date fair value over the related service period of such awards. In accordance with FAS 123R, we have elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and have begun to recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro forma disclosures. We have not restated the results of prior periods.

The fair value of restricted stock units and vested shares is determined by the market price of our common stock on the date of grant. The fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the Company’s stock price, the risk-free interest rate and the expected dividend yield. We recognize expense for all share-based awards based on the fair value of the number of awards we estimate will fully vest. A change in these underlying assumptions will cause a change in the estimated fair value of share-based awards and the underlying expense recorded. We continue to evaluate these estimates and assumptions and believe that these assumptions are appropriate.

Results of Operations

Comparison of Fiscal 2007 (52 weeks) to Fiscal 2006 (52 weeks)

	Fiscal 2007	Fiscal 2006	Increase/ (Decrease)
Revenues	$1,467.2	$1,233.3	$233.9
Cost of revenues	653.3	557.1	96.2

Gross profit	813.9	676.2	137.7
Marketing expenses	205.3	158.9	46.4
Selling, general and administrative expenses	173.0	137.3	35.7

Operating income	435.6	380.0	55.6
Interest expense, net	109.3	49.5	59.8
Other income, net	(3.2)	(1.4)	(1.8)
Early extinguishment of debt	3.0	1.3	1.7

Income before taxes	326.5	330.6	(4.1)
Provision for income taxes	125.3	120.8	4.5

Net income	$201.2	$209.8	$(8.6)

Weighted average diluted common shares outstanding	81.1	99.4

Diluted EPS	$2.48	$2.11	$0.37

Net revenues were $1,467.2 million for fiscal 2007, an increase of $233.9 million, or 19.0%, from $1,233.3 million for fiscal 2006. This $233.9 million increase was driven primarily by a $157.6 million increase in meeting fees and a $44.4 million increase in product sales, both a result of attendance growth and higher average sales per attendee. Internet and licensing revenues grew $22.2 million and $10.4 million respectively, with the growth partially offset by a $0.7 million decrease in other revenues primarily resulting from lower franchise royalties. Net revenues were positively impacted by foreign currency exchange rates in the amount of $43.0 million or 3.5%.

For fiscal 2007, total global meeting fees were $880.7 million versus $723.1 million for fiscal 2006, an increase of $157.6 million, or 21.8% including the favorable impact of foreign currency translation. Globally, attendance volume reached 62.7 million for fiscal 2007, up 2.6% from 61.1 million in the prior year. NACO and the U.K. grew attendance volumes, while Continental Europe declined. In fiscal 2007, there were 84.6 million paid weeks in the global meeting business, a 22.8% increase from the prior year level. The excess of paid weeks growth over attendance growth was the key driver of the 15.4% increase in the average meeting fee per attendee on a constant currency basis. The paid weeks metric for meetings, which we began to furnish in fiscal 2007 in order to provide greater transparency, captures total Weight Watchers paid membership by adding pay-as-you-go attendance to paid commitment plan weeks.

In NACO, meeting fees for fiscal 2007 were $603.7 million, up $132.0 million, or 28.0%, from $471.8 million for fiscal 2006. Attendances were 38.1 million, including 3.3 million from acquisitions made during the second half of fiscal 2006. NACO’s attendance in total grew 7.7% versus the prior year, but was slightly behind fiscal 2006 excluding acquisitions, declining 1.7%. Paid weeks rose 36.5% as a result of the success of NACO’s Monthly Pass, outpacing attendance and thereby driving the 18.7% increase in the average meeting fee. In fiscal 2007, approximately half of our member attendances in NACO were attributable to Monthly Pass. Monthly Pass, first introduced in our 2006 fall marketing campaign, is a recurring billing model whereby the member authorizes us to charge her credit card on a monthly basis, at a discounted rate, until the member elects to cancel. The increase in the average meeting fee arises because not all members who purchase Monthly Pass attend all the meetings for which they have paid.

This year we introduced paid weeks, a new and additional volume metric to provide a greater degree of insight into our business. Before the recent launch of our new commitment plans in the meeting business, growth in attendance essentially approximated growth in meeting paid weeks. With Monthly Pass’ growing penetration in NACO, we felt that another metric, meeting paid weeks, was needed. The meeting paid week metric captures total Weight Watchers paid meeting membership by adding paid commitment plan weeks to pay-as-you-go weeks for a given period, thus providing a greater degree of transparency.

International company-owned meeting fees were $277.0 million for fiscal 2007, an increase of $25.7 million, or 10.2%, from $251.3 million for fiscal 2006. On a local currency basis, total international meeting fee revenues increased 1.0% from the prior year. Despite U.K. attendance growth of 1.9% in fiscal 2007, total international attendance declined 4.4% in the period to 24.6 million as a result of softness in Continental Europe, down 8.5%.

Worldwide product sales for fiscal 2007 were $337.7 million, up $44.4 million, or 15.1%, from $293.3 million for fiscal 2006. Domestically, product sales grew 12.0% or $19.6 million to $182.9 million in fiscal 2007. International product sales increased 19.1%, or $24.8 million, to $154.8 million. On a local currency basis, international product sales rose 9.1%. Increased product sales penetration in the meeting room was driven by the launch and strong sell through of several new consumables products and by the strong appeal of our newly designed enrollment products to both new and returning members.

Internet revenues, which include subscription revenue from sales of Weight Watchers Online and Weight Watchers eTools, as well as Internet advertising revenue, grew $22.2 million, or 17.2%, to $151.6 million for fiscal 2007, from $129.4 million for fiscal 2006. End-of-period active Weight Watchers Online subscribers increased 27.0%, from approximately 460,000 at December 30, 2006 to approximately 584,000 at December 29, 2007. This growth was driven by building awareness resulting from the success of WeightWatchers.com’s first three national television advertising campaigns, which aired in the beginning of 2007 and again in the spring and fall. The revenue impact of the growth in end-of-period online subscribers was partially offset by a reduction in paid Weight Watchers eTools subscribers in the year as compared to last year, since Weight Watchers eTools is now provided free as part of Monthly Pass. While Internet revenues from Weight Watchers eTools are negatively impacted by this, the revenue gains in NACO from Monthly Pass have far surpassed the impact of this decrease.

Other revenue, comprised primarily of licensing revenues and our publications, was $80.2 million for fiscal 2007, an increase of $11.9 million, or 17.4%, from $68.3 million for fiscal 2006. Global licensing revenues increased 21.4%, or $10.4 million, with increases in both existing and new licenses.

Franchise royalties were $12.0 million in NACO and $5.0 million internationally for fiscal 2007. As a result of our recent acquisitions, total franchise royalties were down 11.1% to $17.0 million from $19.2 million in the prior year. On a comparable basis, excluding lost royalties from recent acquisitions, franchise royalties rose 13.6%.

Cost of revenues was $653.3 million for fiscal 2007, an increase of $96.2 million or 17.3%, from $557.1 million for fiscal 2006. Gross profit margin of 55.5% of sales for the year increased 70 basis points from 54.8% of sales in the prior year. The margin expansion was derived primarily from higher meeting fees per attendee, a result of Monthly Pass in NACO, a price increase in the U.K. and price increases in a few Continental European markets, and from growth in the licensing business.

Marketing expenses for fiscal 2007 increased $46.4 million, or 29.2%, to $205.3 million from $158.9 million for fiscal 2006. A significant portion of the increase resulted from additional television advertising. In the U.S., WeightWatchers.com began advertising on television for the first time this year, with its national television advertising campaigns. For NACO, Continental Europe and the U.K., we increased our level of television advertising and experienced higher production costs as a result. We also invested more heavily in other non-TV media and direct mail for the NACO business and online advertising in the WeightWatchers.com business as compared to the prior year. As a percentage of net revenues, marketing expenses were 14.0% for fiscal 2007, as compared to 12.9% in the prior year.

Selling, general and administrative expenses were $173.0 million for fiscal 2007 as compared to $137.3 million for fiscal 2006, an increase of $35.7 million. As a percentage of net revenues, selling, general and administrative expenses were slightly above the prior year level, at 11.8% for fiscal 2007, as compared to 11.1% in the same period last year. This year’s selling, general and administrative expense has been impacted by our ongoing technology investment in upgrading our systems, both office and meeting room, by employment related expenses, in particular to build our Continental Europe and marketing infrastructures, and to a lesser extent by costs associated with our franchise acquisitions.

Operating income was $435.6 million for fiscal 2007, an increase of $55.6 million, or 14.6%, from $380.0 million for fiscal 2006. The operating income margin for fiscal 2007 was 29.7%, a decrease of 110 basis points from 30.8% for the prior year, primarily as a result of our higher marketing expense.

Interest expense increased $59.8 million to $109.3 million for fiscal 2007, as compared to $49.5 million for fiscal 2006, while the average effective interest rate declined slightly. The increase in interest expense was primarily the result of higher debt outstanding. We raised our debt level in the first quarter of fiscal 2007 to finance the repurchase of 19.1 million of our shares (as further explained in “Liquidity and Capital Resources–Stock Transactions”).

In connection with the refinancing of the WW.com Credit Facilities and the WWI Credit Facility (as further explained in “Item 6. Selected Financial Data—Items Affecting Comparability—Debt Refinancing”), we recorded a charge of $3.0 million in the first quarter of fiscal 2007 relating to the write-off of the deferred financing costs associated with this WeightWatchers.com debt and of $1.3 million in the second quarter of fiscal 2006 for early extinguishment of debt relating to WWI. These charges represented the write-off of a portion of deferred financing costs associated with this old debt.

Our effective tax rate for fiscal 2007 was 38.4%, as compared to 36.5% for fiscal 2006. In fiscal 2006, we recognized a tax benefit of $6.3 million by reversing tax reserves which, due to the resolution of certain tax matters were no longer necessary, partially offset by adjustments to our tax valuation allowance for foreign tax net operating loss carryforwards.

Comparison of Fiscal 2006 (52 weeks) to Fiscal 2005 (52 weeks)

The table below shows the consolidated income statements for the years ended December 30, 2006 and December 31, 2005. As a result of the July 2, 2005 transaction, which increased Weight Watchers International’s ownership in WeightWatchers.com from approximately 20% to approximately 53%, our consolidated results for fiscal 2005 included certain transaction-related expenses in the amount of $46.4 million, as further explained in Note 3 to our consolidated financial statements. The table below shows the consolidated income statements for fiscal 2006 and fiscal 2005 on a comparable basis adjusted for these fiscal 2005 transaction expenses.

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

For fiscal 2006, total meeting fees were $723.1 million, versus $681.1 million for the same period in the prior fiscal year, an increase of $42.0 million or 6.2% including the negative impact of foreign currency translation. While attendance volumes in the period increased in NACO compared to the prior year, these gains were mostly offset by declines in attendance in the U.K. and Continental Europe, resulting in a 0.2% increase in total worldwide attendance to 61.1 million, from 60.9 million in the prior year.

In NACO, meeting fees for fiscal 2006 were $471.8 million, up $54.8 million or 13.1%, from $417.0 million for fiscal 2005. Attendances grew 5.7% versus the prior year period to 35.4 million including the impact of acquisitions, or 2.9% without the benefit of acquisitions. Meeting fee growth outpaced attendance growth in the period, with the average meeting fee per attendee up 7.1% over the prior year. The increase in meeting fee per attendee resulted from the positive impact of two new commitment plans, Season Pass, and Monthly Pass, and from a one dollar price rise in approximately 40% of our markets. With Season Pass, a pricing plan which was first launched throughout NACO for our 2006 winter marketing campaign and offered again in the spring, members pay in advance, in full, for 17 consecutive weeks of meetings at a discounted price. Monthly Pass, first introduced in our 2006 fall marketing campaign, is a recurring billing model whereby the member authorizes us to charge her credit card on a monthly basis, at a discounted rate, until the member elects to cancel. The increase in the average meeting fee arises because not all members who purchase Season Pass and Monthly Pass will attend all the meetings for which they have paid.

International company-owned meeting fees were $251.3 million for fiscal 2006, a decrease of $12.8 million or 4.8%, from $264.1 million for fiscal 2005. On a local currency basis, meeting fee revenues declined 4.7% from the prior year. International meeting fees were negatively impacted by a 7.4% decline in U.K. attendance, from 12.6 million in fiscal 2005 to 11.6 million in fiscal 2006, and a 4.4% decline in Continental Europe attendance, from 11.6 million in fiscal 2005 to 11.1 million in fiscal 2006. In the first quarter of fiscal 2006, U.K. attendances declined by 17.2%, but the trend improved to negative 11.6% in the second quarter, and returned to growth in the third and fourth quarters, up 0.4% and 7.0%, respectively. In Continental Europe, attendances increased 6.3% in the first quarter of fiscal 2006, but began a decline in the second quarter, down 7.2%, which continued into the third and fourth quarters, down 7.8% and 10.6%, respectively. In Continental Europe, we believe that most of the weakness was the result of ineffective marketing and the resultant lack of new enrollments. In addition, up until fiscal 2006, Continental Europe saw attendance growth in every year since fiscal 2000.

Worldwide product sales for fiscal 2006 were $293.3 million, up $7.9 million, or 2.8%, from $285.4 million for fiscal 2005. NACO product sales posted strong growth, up 13.2% or $19.0 million to $163.3 million in fiscal 2006. This increase is the result of higher attendance volume coupled with improved penetration of our in-meeting consumable product offerings. In addition, E-Commerce was launched in the U.S. in late fiscal 2005 and generated $4.8 million of sales in fiscal 2006. Internationally, product sales decreased 7.9% or $11.1 million, to $130.0 million due primarily to the decline in attendance volume and the negative impact of foreign currency exchange rates. On a local currency basis, international product sales declined 7.4%.

Internet revenues grew $19.7 million, or 18.0%, to $129.4 million for fiscal 2006 from $109.7 million for fiscal 2005, the result of a 15.3% increase in end of period active Weight Watchers Online subscribers, from 399,000 at the end of fiscal 2005 to 460,000 at the end of fiscal 2006. In addition, online advertising revenues grew $1.5 million or 74.2% to $3.6 million for fiscal 2006.

Other revenue, comprised primarily of licensing revenues and our publications, was $68.3 million for fiscal 2006, an increase of $12.7 million, or 22.8%, from $55.6 million for fiscal 2005. Licensing revenues increased $10.5 million or 27.7% worldwide. The U.S. licensing business grew on the strength of increased distribution of existing licenses, including ice cream and cakes, while international revenues grew on the strength of both existing and new licenses. Advertising revenue increased $1.4 million.

Franchise royalties were $12.7 million in NACO and $6.5 million internationally for fiscal 2006. Total franchise royalties of $19.2 million were down 1.0% from $19.4 million in the prior fiscal year. Excluding our recently acquired franchises, franchise royalties in NACO rose 4.1% while international franchise royalties rose 8.2%.

Cost of revenues was $557.1 million for fiscal 2006, an increase of $36.4 million, or 7.0%, from $520.7 million for fiscal 2005. Gross profit margin of 54.8% of sales for fiscal 2006 remained consistent with the prior year margin.

Marketing expenses remained essentially flat, up $0.6 million, or 0.4%, to $158.9 million for fiscal 2006, from $158.3 million for fiscal 2005. Marketing expenses in the first quarter of fiscal 2006 declined $7.2 million, or 11.8%, largely the result of timing. Our spring marketing campaign shifted into the second quarter of fiscal 2006 because of a three-week late Easter holiday, April 16th in fiscal 2006 versus March 27th in fiscal 2005. In addition, the U.K.’s marketing expense was more front-loaded in fiscal 2005 for the launch of the Switch innovation. Furthermore, our fiscal 2006 and fiscal 2007 international winter marketing campaign direct mail expense was incurred in the fourth quarters of fiscal 2005 and fiscal 2006, respectively. In fiscal 2005, our winter marketing campaign direct mail expense was incurred in the first quarter of fiscal 2005, when mailed. For the remainder of fiscal 2006, marketing expenses increased $7.8 million, or 8.1%. The higher spending on marketing in the remainder of the year was partially due to the timing of Easter, as mentioned above, and in support of the newly acquired territories coupled with increased offline advertising to support the WeightWatchers.com business. Marketing, as a percentage of revenues declined to 12.9% for fiscal 2006, as compared to 13.7% in the prior year.

Selling, general and administrative expenses were $137.3 million for fiscal 2006 as compared to $169.8 million for fiscal 2005, a decrease of $32.5 million, or 19.1%. Fiscal 2005 selling, general and administrative expenses included $46.4 million of transaction-related expenses. Excluding these transaction-related expenses from fiscal 2005, selling, general and administrative expenses were up $13.9 million, or 11.3%, for fiscal 2006 versus the comparable adjusted prior year period. Approximately $9.4 million of the increase in selling, general and administrative expenses is attributable to higher non-cash share-based compensation expense, the majority of which is due to the expensing of stock options in accordance with FAS 123(R), which was adopted at the beginning of fiscal 2006. Selling, general and administrative expenses were 11.1% of revenues for fiscal 2006 including the impact of incremental non-cash share-based compensation, as compared to 10.7% in fiscal 2005 after eliminating transaction expenses from that period. On a reported basis, selling, general and administrative expenses were 14.7% of revenues in fiscal 2005.

Operating income was $380.0 million for fiscal 2006, an increase of $77.5 million, or 25.6%, from $302.5 million for fiscal 2005. The operating income margin for fiscal 2006 was 30.8%, as compared to 26.3% for the prior year. Excluding transaction-related expenses in fiscal 2005 due to the WeightWatchers.com acquisition, operating income increased $31.1 million, or 8.9%, from $348.9 million for fiscal 2005. On a comparable basis, the operating income margin improved 50 basis points from 30.3% in the prior year to 30.8% in the current year.

Net interest charges increased $28.5 million to $49.5 million for fiscal 2006, as compared to $21.0 million for fiscal 2005. Our average debt outstanding rose $341.8 million from the December 2005 level. At the end of fiscal 2005, WeightWatchers.com put in place credit facilities of $215 million, at a higher interest rate than our previously existing debt, as the final stage of its acquisition by Weight Watchers International. The remaining increase in our average debt outstanding was due to share repurchases and the reactivation of our franchise acquisition program. Our effective interest rate rose from 4.94% for fiscal 2005 to 6.48% for fiscal 2006.

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

Our effective tax rate for fiscal 2006 was 36.5%, as compared to 37.6% for fiscal 2005. In fiscal 2006, we recognized a tax benefit of $6.3 million by reversing tax reserves, which due to the resolution of certain tax matters were no longer necessary, partially offset by adjustments to our tax valuation allowance for foreign tax net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Balance Sheet

Comparing the balance sheet at December 29, 2007 with that at December 30, 2006, our cash balance increased by $2.3 million from $37.5 million to $39.8 million. Our working capital deficit at December 29, 2007 was $172.1 million, including $39.8 million of cash, as compared to $64.3 million, including $37.5 million of cash, at December 30, 2006. Excluding the change in cash, the working capital deficit increased by $110.1 million from December 30, 2006 to December 29, 2007. Of the $110.1 million increase in negative working capital, approximately $68.2 million relates to operational items, $26.7 million reflects an increase in the current portion of our long-term debt and $25.5 million relates to an increase in our derivative payable due to changes in the interest rate yield curve. These are partially offset by a decrease in negative working capital of $10.3 million arising from higher deferred taxes. The $68.2 million of operational items is largely the result of a $16.0 million increase in deferred revenue for member prepayments primarily associated with Monthly Pass, a $16.1 million increase in accrued interest and the remaining $36.1 million is primarily comprised of higher payables due to timing and accrued expenses including the U.K. VAT reserve.

Capital spending has averaged approximately $27.4 million annually over the three fiscal years ended December 29, 2007 and has consisted primarily of leasehold improvements, furniture and equipment for meeting locations and information system and website development expenditures.

Sources and Uses of Cash

Fiscal 2007

At the end of fiscal 2007, cash and cash equivalents were $39.8 million, an increase of $2.3 million from the end of fiscal 2006. Cash flows provided by operating activities were $318.5 million. The cash provided by operations was driven by our net income of $201.2 million, changes in our working capital, as described above, and differences between book and cash taxes. Investing activities utilized $48.8 million, including $16.8 million for our fiscal 2007 franchise acquisitions and $31.8 million for capital spending. Net cash used for financing activities totaled $269.2 million. This included the repurchase of 19.1 million shares of our common stock for $1,033.6 million in connection with our Tender Offer and share repurchase from Artal (as further explained in “Liquidity and Capital Resources – Stock Transactions”) and dividend payments of $58.5 million, financed primarily by net proceeds from borrowings of $799.0 million.

Fiscal 2006

At the end of fiscal 2006, cash and cash equivalents were $37.5 million, an increase of $6.0 million from the end of fiscal 2005. Cash flows provided by operating activities were $265.8 million, including $37.0 million provided by WeightWatchers.com’s operating activities. The cash provided by operations was driven by our net income of $209.8 million, changes in our working capital and differences between book and cash taxes. Investing activities utilized $171.4 million, including $140.4 million for our fiscal 2006 franchise acquisitions and $31.0 million for capital spending. Net cash used for financing activities totaled $90.9 million, including $151.7 million used to repurchase 3.6 million shares of our common stock pursuant to our stock repurchase plan and $51.8 million used to pay dividends, offset by net proceeds from borrowings of $103.0 million. See Part II, Item 5 of this Annual Report on Form 10-K for more information regarding our stock repurchase plan.

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

Long-Term Debt

As of December 29, 2007, our credit facility consisted of Term Loan A, Additional Term Loan A, Term Loan B, and a revolving credit facility, or the Revolver, collectively, the WWI Credit Facility. At December 29, 2007, we had debt of $1,648.1 million and had additional availability under our $500.0 million Revolver of $383.4 million.

On June 24, 2005, Weight Watchers International amended certain provisions of WWI’s then-existing credit facility to allow for the December 16, 2005 redemption by WeightWatchers.com of its shares owned by Artal.

On December 16, 2005, WeightWatchers.com borrowed $215.0 million pursuant to two credit facilities, consisting of (i) a five year, senior secured first lien term loan in an aggregate principal amount of $170.0 million and (ii) a five and one-half year, senior secured second lien term loan facility in an aggregate principal amount of $45.0 million.

In May 2006, we entered into a refinancing to reduce our effective interest rate while increasing our borrowing capacity and extending the maturities of borrowings under WWI’s then-existing credit facility. In connection with the refinancing, we increased our term loans from $293.4 million to $350.0 million. The additional funds of $55.6 million were used to pay down the revolving line of credit. Also, in connection with this refinancing, WWI’s then-existing line of credit was repaid and replaced with a new revolving line of credit which increased borrowing capacity from $350.0 million to $500.0 million. In connection with this refinancing, we incurred expenses of $1.3 million.

In January 2007, in connection with the Tender Offer (as discussed in Item 5 herein), we increased our debt capacity by adding an Additional Term Loan A in the amount of $700 million and a new Term Loan B in the amount of $500 million. We utilized $185.8 million of these proceeds to pay off the WW.com Credit Facilities. In connection with this refinancing, we incurred expenses of $3.0 million. The Additional Term Loan A and the Term Loan B mature in January 2013 and January 2014, respectively.

At December 29, 2007, December 30, 2006 and December 31, 2005, our debt consisted entirely of variable-rate instruments. The average interest rate on our debt was approximately 6.5%, 6.8% and 6.1%, per annum at December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

The following schedule sets forth our long-term debt obligations (and interest rates) at December 29, 2007:

Long-Term Debt

At December 29, 2007

(Balances in millions)

	Balance	Interest Rate
Revolver due 2011	$115.0	6.34%
Term Loan A due 2011	336.9	6.39%
Additional Term Loan A due 2013	700.0	6.50%
Term Loan B due 2014	496.2	6.75%

Total Debt	1,648.1
Less Current Portion	45.6

Total Long-Term Debt	$1,602.5

The Term Loan A, Additional Term Loan A and the Revolver bear interest at an initial rate equal to LIBOR plus 1.25% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreements). The Term Loan B bears interest at an initial rate equal to LIBOR plus 1.5% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreements). In addition to paying interest on outstanding principal under the WWI Credit Facility, we are required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at an initial rate equal to 0.25% per year.

As a result of our achievement of certain financial ratios, we anticipate a 0.25% reduction in our interest rate spread over LIBOR for the Term Loan A, Additional Term Loan A and the Revolver in fiscal 2008, which we expect will reduce our interest expense in fiscal 2008.

The WWI Credit Facility contains customary covenants, including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. At December 29, 2007, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and we are expected to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

On June 7, 2007, Standard & Poor’s raised its rating on our Term Loan A, Additional Term Loan A, Term Loan B and Revolver from “BB” to “BB+”. On January 4, 2007, Moody’s affirmed its “Ba1” rating for our Term Loan A and Revolver and assigned a “Ba1” rating to our Additional Term Loan A and Term Loan B.

Dividends

We have issued a quarterly cash dividend of $0.175 per share every quarter beginning with the first quarter of fiscal 2006.

Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors they may deem relevant. Our Board of Directors may decide at any time to decrease the amount of dividends or discontinue the payment of dividends based on these factors. The WWI Credit Facility also contains restrictions on our ability to pay dividends on our common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” for a description of the WWI Credit Facility and these restrictions.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends so long as we are not in default under our credit agreement. However, payment of extraordinary dividends shall not exceed $150 million in any fiscal year if net debt to EBITDA is greater than 2.5:1 and investment grade rating date (as defined in the WWI Credit Facility agreements) has not occurred. We do not expect this restriction to impair our ability to pay dividends, but it could do so.

Contractual Obligations

We are obligated under non-cancelable operating leases primarily for office and rent facilities. Consolidated rent expense charged to operations under all our leases for fiscal 2007 was approximately $33.0 million.

The following table summarizes our future contractual obligations as of December 29, 2007.

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
		(in millions)
Long-Term Debt(1)
Principal	$1,648.1	$45.6	$377.5	$699.0	$526.0
Interest	451.5	123.9	186.0	108.3	33.3
Operating Leases	107.0	27.1	37.7	18.4	23.8
Other long-term liabilities(2)	4.2	(0.2)	0.6	1.2	2.6

Total	$2,210.8	$196.4	$601.8	$826.9	$585.7

(1)	Due to the fact that all of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of December 29, 2007 remains constant for all periods presented.
(2)	Other long-term liabilities primarily consist of deferred rent costs. The provision for income tax contingencies recorded in accordance with FIN 48 and included in other long-term liabilities on the consolidated balance sheet is not included in the table above due to the fact that the Company is unable to estimate the timing of payment for this liability.

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

Franchise Acquisitions

In January 2008, we acquired substantially all of the assets of our Palm Beach, Florida franchisee for a purchase price of approximately $12.9 million.

On June 3, 2007, we acquired substantially all of the assets of our British Columbia franchisee for a purchase price of $15.8 million that was financed through cash from operations.

On December 11, 2006, we acquired substantially all of the assets of our western Michigan franchisee for a purchase price of approximately $39.5 million, and reacquired our franchise rights in Greece and Italy for approximately $4.3 million, both of which were financed through cash from operations.

On November 2, 2006, we acquired substantially all of the assets of our Suffolk County, New York franchisee for a purchase price of approximately $24.5 million that was financed through cash from operations.

On August 17, 2006, we acquired substantially all of the assets of our eastern Canadian franchisee and of Vale Printing Limited for a net purchase price of approximately $51.2 million that was financed through cash from operations.

On July 27, 2006, we acquired substantially all of the assets of our Indiana franchisee for a purchase price of approximately $25.0 million that was financed through cash from operations.

Joint Venture

In February 2008, we entered into a joint venture with Groupe DANONE S.A. to establish a weight management business in the People’s Republic of China. The joint venture, 51% owned by us and 49% owned by Groupe DANONE, is expected to commence retail operations in China within the next year.

Stock Transactions

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding $250.0 million to this program. Under this program, we will not purchase shears held by Artal. This program currently has no expiration date. As of fiscal year-end 2007, $216.4 million remains available to purchase our shares under this program. From fiscal 2003 through fiscal 2006, we purchased 12.8 million shares of common stock in the open market for a total purchase price of $533.6 million.

On December 18, 2006, we commenced a Tender Offer in which we sought to acquire up to 8.3 million shares of our common stock at a price between $47.00 and $54.00 per share. Prior to the Tender Offer, we entered into an agreement with Artal whereby Artal agreed to sell us at the same price as is determined in the Tender Offer the number of our shares necessary to keep its percentage ownership in us at substantially the same level after the Tender Offer. Artal also agreed not to participate in the Tender Offer so that it would not affect the determination of the price in the Tender Offer. The Tender Offer expired at midnight on January 18, 2007, and on January 26, 2007, we repurchased approximately 8.5 million shares at a price of $54.00 per share. The 8.5 million shares repurchased are comprised of the 8.3 million shares we offered to purchase and 0.2 million shares purchased pursuant to our right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, we purchased 10.5 million of our shares from Artal at a purchase price of $54.00 per share pursuant to our prior agreement with Artal. In January 2007, we amended and supplemented our revolving line of credit facility to finance these repurchases.

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

Related Parties

For a discussion of related party transactions affecting us, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” in Part III of this Annual Report on Form 10-K.

Seasonality

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in fiscal 2007, Easter fell on April 8, which means that the pre-summer marketing campaign began earlier than it did in fiscal 2006. Our operating income for the first half of the year is generally the strongest. While WeightWatchers.com experiences similar seasonality in terms of new subscriber signups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

Recently Issued Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”. This Statement established principles and requirements for how the acquirer (a) recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired and (c) determines what information to disclose. This Statement is effective for business combinations for which the acquisition date is on or after January 4, 2009, the first day of our 2009 fiscal year. The impact on WWI of adopting this standard will depend on the nature, terms and size of any business combinations completed after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for noncontrolling interests, sometimes referred to as minority interests. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or on-going cash flows.

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

In addition, we have entered into interest rate swaps with notional amounts totaling $1,050 million as of December 29, 2007 to hedge a substantial portion of our variable rate debt. Changes in the fair value of these derivatives will be recorded each period in earnings for non-qualifying derivatives or accumulated other comprehensive income (loss) for qualifying derivatives.

Fluctuations in currency exchange rates may impact our shareholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive income (loss). In addition, fluctuations in the value of the euro will cause the U.S. dollar translated amounts to change in comparison to prior periods.

Each of our subsidiaries, other than WeightWatchers.com, derives revenues and incurs expenses primarily within a single country and, consequently, does not generally incur currency risks in connection with the conduct of normal business operations.

Item 8. Financial Statements and Supplementary Data

This information is incorporated by reference to our consolidated financial statements on pages F-1 through F-32, including the report thereon of PricewaterhouseCoopers LLP on page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls are effective at the reasonable assurance level.

In addition, there was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter (the fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect our internal control over financial reporting.

In fiscal 2007, we have upgraded some of our information systems, which resulted in the automation of certain key processes. As we migrated to this new environment, our management has taken appropriate actions to ensure the continuity of key controls, and the transitions were reviewed as part of our testing of internal controls as they relate to the reliability of financial reporting and the preparation and fair presentation of our consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2007, the end of fiscal 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management, under the supervision and with the participation of our principal executive officer and principal financial officer, concluded that, as of December 29, 2007, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 to our consolidated financial statements.

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accountant Fees and Services.

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K; and (ii) the information regarding certain company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 29, 2007:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,486,238	$38.21	1,199,849
Equity compensation plans not approved by security holders	—	—	—

Total	2,486,238	$38.21	1,199,849

(1)	Consists of 2,225,558 shares of our common stock issuable upon the exercise of outstanding options and 260,680 shares of our common stock issuable upon the vesting of restricted stock units awarded under our 2004 Stock Incentive Plan and our 1999 Stock Purchase and Option Plan.
(2)	Includes weighted average exercise price of stock options outstanding of $42.69 and restricted stock units of $0.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our officers, including our principal executive officer, principal financial officer, principal accounting officer and controller, and our employees and directors. Our Code of Business Conduct and Ethics, as amended, is available on our website at www.weightwatchersinternational.com. In addition, shareholders may request a free copy of the Code of Business Conduct and Ethics from Weight Watchers International, Inc., Attn: Corporate Secretary, 11 Madison Avenue, 17th Floor, New York, NY 10010, (212) 589-2700.

In addition to any disclosures required under the Exchange Act, any amendment of our Code of Business Conduct and Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K of the Exchange Act will be disclosed on our website at www.weightwatchersinternational.com within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed on our website within four business days of the date of such amendment or waiver.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Weight Watchers International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page F-1 present fairly, in all material respects, the financial position of Weight Watchers International, Inc. and its subsidiaries (the “Company”) at December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

February 27, 2008

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	December 29, 2007	December 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$39,823	$37,504
Receivables (net of allowances: December 29, 2007—$2,591 and December 30, 2006—$1,673)	42,368	40,324
Inventories, net	44,607	38,548
Derivative receivable	—	1,993
Deferred income taxes	20,104	9,835
Prepaid expenses and other current assets	39,434	40,316

TOTAL CURRENT ASSETS	186,336	168,520
Property and equipment, net	37,649	31,033
Franchise rights acquired	724,188	691,903
Goodwill	51,364	51,329
Trademarks and other intangible assets	27,542	21,027
Deferred income taxes	9,917	28,476
Deferred financing costs, net	5,996	5,296
Other noncurrent assets	3,229	3,127

TOTAL ASSETS	$1,046,221	$1,000,711

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$45,625	$18,922
Accounts payable	42,678	31,891
Dividend payable	14,233	17,062
Salaries and wages	43,497	35,909
Accrued interest	24,324	8,189
Derivative payable	23,546	—
Other accrued liabilities	85,843	65,600
Income taxes payable	19,296	11,839
Deferred revenue	59,389	43,439

TOTAL CURRENT LIABILITIES	358,431	232,851
Long-term debt	1,602,500	830,237
Deferred income taxes	1,786	—
Other	9,834	5,990

TOTAL LIABILITIES	1,972,551	1,069,078

Commitments and contingencies (Note 13)

SHAREHOLDERS’ DEFICIT
Dividend to Artal Luxembourg S.A.	(304,835)	(304,835)
Common stock, $0 par 1,000,000 shares authorized; 111,988 shares issued	—	—
Treasury stock, at cost, 32,578 shares at December 29, 2007 and 14,486 shares at December 30, 2006	(1,570,054)	(540,318)
Retained earnings	950,213	770,539
Accumulated other comprehensive (loss)/income	(1,654)	6,247

TOTAL SHAREHOLDERS’ DEFICIT	(926,330)	(68,367)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,046,221	$1,000,711

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 29, 2007	December 30, 2006	December 31, 2005
	(52 weeks)	(52 weeks)	(52 Weeks)
Meeting fees, net	$880,724	$723,088	$681,097
Product sales and other, net	434,818	380,817	360,497
Internet revenues	151,625	129,420	109,657

Revenues, net	1,467,167	1,233,325	1,151,251

Cost of meetings, products and other	620,455	528,052	493,910
Cost of Internet revenues	32,776	29,113	26,772

Cost of revenues	653,231	557,165	520,682

Gross profit	813,936	676,160	630,569
Marketing expenses	205,336	158,942	158,252
Selling, general and administrative expenses	172,993	137,170	169,825

Operating income	435,607	380,048	302,492
Interest expense	109,277	49,532	20,969
Other (income)/expense, net	(3,182)	(1,447)	2,208
Early extinguishment of debt	3,021	1,321	—

Income before income taxes	326,491	330,642	279,315
Provision for income taxes	125,311	120,817	104,913

Net income	$201,180	$209,825	$174,402

Earnings Per Share:
Basic	$2.50	$2.13	$1.70

Diluted	$2.48	$2.11	$1.67

Weighted average common shares outstanding:
Basic	80,583	98,719	102,747

Diluted	81,107	99,426	104,203

Dividends declared per common share	$0.70	$0.70	—

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Dividend to Artal Luxembourg S.A.	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2005	111,988	$—	9,575	$(222,547)	$5,794	$—	$413,192	$196,439
Comprehensive Income:
Net income							174,402	174,402
Translation adjustment, net of taxes of $853					(1,272)			(1,272)
Changes in fair value of derivatives accounted for as hedges, net of taxes of ($942)					1,473			1,473

Total Comprehensive Income								174,603

Issuance of treasury stock under employee stock plans			(1,897)	7,663			(3,951)	3,712
Tax benefit of stock options exercised							26,770	26,770
Exercise of WW.com warrants							(4,261)	(4,261)
Dividend to Artal Luxembourg S.A.						(304,835)		(304,835)
Purchase of treasury stock			3,732	(175,980)				(175,980)
Compensation expense on restricted stock awards							2,901	2,901

Balance at December 31, 2005	111,988	$—	11,410	$(390,864)	$5,995	$(304,835)	$609,053	$(80,651)
Comprehensive Income:
Net income							209,825	209,825
Translation adjustment, net of taxes of $(675)					699			699
Changes in fair value of derivatives accounted for as hedges, net of taxes of $287					(447)			(447)

Total Comprehensive Income								210,077

Issuance of treasury stock under stock plans			(551)	2,224			2,947	5,171
Tax benefit of restricted stock units vested and stock options exercised							6,234	6,234
Secondary offering fees							(455)	(455)
Cash dividends declared							(68,854)	(68,854)
Purchase of treasury stock			3,627	(151,678)				(151,678)
Compensation expense on share-based awards							11,789	11,789

Balance at December 30, 2006	111,988	$—	14,486	$(540,318)	$6,247	$(304,835)	$770,539	$(68,367)
Comprehensive Income:
Net income							201,180	201,180
Translation adjustment, net of taxes of ($4,734)					8,049			8,049
Changes in fair value of derivatives accounted for as hedges, net of taxes of $10,199					(15,950)			(15,950)

Total Comprehensive Income								193,279

Cumulative effect of adoption of FIN 48							(1,907)	(1,907)
Issuance of treasury stock under stock plans			(967)	3,908			13,453	17,361
Tax benefit of restricted stock units vested and stock options exercised							10,879	10,879
Cash dividends declared							(55,694)	(55,694)
Purchase of treasury stock			19,059	(1,033,644)				(1,033,644)
Compensation expense on share-based awards							11,763	11,763

Balance at December 29, 2007	111,988	$—	32,578	$(1,570,054)	$(1,654)	$(304,835)	$950,213	$(926,330)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 29, 2007	December 30, 2006	December 31, 2005
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities:
Net income	$201,180	$209,825	$174,402
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,033	13,351	12,817
Amortization of deferred financing costs	1,713	1,529	879
Share-based compensation expense	11,763	11,789	2,901
Deferred tax provision	18,274	28,819	11,184
Allowance for doubtful accounts	1,242	(153)	629
Reserve for inventory obsolescence, other	9,317	6,990	6,044
Foreign currency exchange rate (gain) loss	(2,751)	(1,075)	1,576
Early extinguishment of debt	3,021	1,321	—
Compensation expense associated with the WW.com acquisition	—	—	43,590
Tax benefit of stock options exercised	—	—	26,770
Other items, net	(1,122)	(356)	2,714
Changes in cash due to:
Receivables	(2,099)	(10,656)	(9,125)
Inventories	(12,220)	(9,250)	(6,014)
Prepaid expenses	466	(9,292)	6,302
Accounts payable	8,957	10,737	(1,026)
Accrued liabilities	48,357	23,852	25,102
Deferred revenue	14,847	2,453	13,225
Income taxes	(1,433)	(14,106)	(15,174)

Cash provided by operating activities	318,545	265,778	296,796

Investing activities:
Capital expenditures	(18,030)	(14,329)	(14,634)
Web site development expenditures	(4,889)	(5,083)	(3,184)
Capitalized software expenditures	(8,929)	(11,614)	(1,615)
Cash paid for acquisitions	(16,812)	(140,374)	(380,832)
Other items, net	(169)	29	(1)

Cash used for investing activities	(48,829)	(171,371)	(400,266)

Financing activities:
Net increase in short-term borrowings	—	—	1,329
Proceeds from borrowings	—	202,500	65,000
Payments on long-term debt	(401,034)	(449,466)	(3,000)
Proceeds from new term loan	1,200,000	350,000	215,000
Payment of dividends	(58,524)	(51,792)	—
Secondary offering fees	—	(455)	—
Tax benefit of restricted stock units vested and stock options exercised	10,879	6,234	—
Deferred financing costs	(5,417)	(1,980)	(3,758)
Purchase of treasury stock	(1,033,644)	(151,678)	(175,980)
Proceeds from stock options exercised	18,563	5,779	4,563

Cash (used for)/provided by financing activities	(269,177)	(90,858)	103,154

Effect of exchange rate changes on cash and cash equivalents and other	1,780	2,479	(3,364)

Net increase/(decrease) in cash and cash equivalents	2,319	6,028	(3,680)
Cash and cash equivalents, beginning of fiscal year	37,504	31,476	35,156

Cash and cash equivalents, end of fiscal year	$39,823	$37,504	$31,476

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and its wholly-owned subsidiaries, which effective December 16, 2005 includes WeightWatchers.com, Inc. and its subsidiaries (collectively, “WeightWatchers.com” or “WW.com”). From the second quarter of 2004 through the second quarter of 2005, WW.com was consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). As a result of Weight Watchers International, Inc.’s increased ownership interest in WW.com (see Notes 2 and 3), beginning with the third quarter of 2005, WW.com is consolidated pursuant to Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”

The term “Company” as used throughout this document is used to indicate Weight Watchers International, Inc. and its wholly owned subsidiaries. The term “WWI” as used throughout this document is used to indicate Weight Watchers International and its wholly-owned subsidiaries other than WeightWatchers.com.

2.	Summary of Significant Accounting Policies

Fiscal Year:

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal years 2007, 2006 and 2005 contained 52 weeks. WeightWatchers.com’s fiscal year ends on December 31st of each year. This difference in fiscal years does not have a material effect on the consolidated financial statements.

Consolidation:

On January 17, 2003, the FASB issued Interpretation No. 46 (“FIN 46”), to clarify when an entity should consolidate another entity known as a variable interest entity (“VIE”). The standard required that, under certain circumstances, separate businesses with some common ownership be consolidated for financial reporting purposes. Upon adoption of the original FIN 46, the Company would not have met those circumstances, and it therefore would not have consolidated WeightWatchers.com’s financial statements.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On June 13, 2005, the Company entered into an agreement to acquire control of WeightWatchers.com. On July 1 and 2, 2005, the Company increased its ownership interest in WeightWatchers.com from approximately 20% to approximately 53% by exercising its outstanding warrants to purchase WeightWatchers.com stock and by acquiring all of the equity interest in WeightWatchers.com not owned by Artal Group, S.A., together with its parent and its subsidiaries, Artal. On December 16, 2005, WeightWatchers.com redeemed all of its shares owned by Artal giving the Company a 100% ownership interest in WW.com. Because the Company gained operational control of WW.com as of July 2, 2005, and as of December 16, 2005, owns 100% of WW.com beginning with the third quarter of fiscal 2005, the Company consolidates 100% of the results of operations and financial position of WW.com under the traditional rules of consolidation rather than under the provisions of FIN 46R.

Use of Estimates:

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to inventories, the impairment analysis for goodwill and other indefinite-lived intangible assets, share-based compensation, income taxes, tax contingencies and litigation. The Company bases its estimates on historical experience and on various other factors and assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ from these estimates.

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

Goodwill and Intangible Assets:

The Company conducts an annual review of its goodwill and other indefinite-lived intangible assets for potential impairment. Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years.

The Company accounts for software costs under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires capitalization of certain costs incurred in connection with developing or obtaining internally used software. Capitalized software expenditures are amortized over 3 to 5 years.

Pursuant to Emerging Issues Task Force No. 00-2, “Website Development Costs” (“EITF 00-2”), the Company applies AICPA Statement of Position No. 98-1 to account for website development costs. In accordance with EITF 00-2, the Company expenses all costs incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing the software, once the development has reached the application development stage. Application development stage costs generally include software configuration, coding, installation to hardware and testing. These costs are amortized over their estimated useful life, which can range from 1.5 to 3 years. All costs incurred for upgrades, maintenance and enhancements, including the cost of website content, which does not result in additional functionality, are expensed as incurred.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Advertising revenue is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. Deferred revenue, consisting of prepaid meeting fees, such as Monthly Pass, and magazine subscription revenue, is amortized into income over the period earned. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

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

We grant refunds at aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid.

Advertising Costs:

Advertising costs consist primarily of national and local direct mail, television, and spokesperson’s fees. All costs related to advertising are expensed in the period incurred, except for media production related costs that are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 were $194,960, $149,856 and $151,533, respectively.

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

On December 31, 2006, the first day of its 2007 fiscal year, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the December 31, 2006 adoption of FIN 48, the Company increased its tax liability for unrecognized tax benefits by $1,907, which was accounted for as a reduction to the opening balance of retained earnings for fiscal 2007.

In addition, under SFAS No. 109 assets and liabilities acquired in purchase business combinations are assigned their fair values and deferred taxes are provided for lower or higher tax bases.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Derivative Instruments and Hedging:

The Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. In accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendments, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement on Derivative Instruments and Hedging Activities,” all derivative financial instruments are recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income (loss), depending on whether a derivative is designated as effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income (loss) are included in earnings in the periods in which earnings are affected by the hedged item. The receivable or payable associated with derivative contracts is included in the balance of prepaid expenses or accrued liabilities, respectively.

Investments:

The Company uses the cost method to account for investments in which it holds 20% or less of the investee’s voting stock and over which it does not have significant influence.

Deferred Financing Costs:

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. During the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, the Company incurred deferred financing costs of $5,417, $1,980 and $3,758, respectively, associated with the establishment of the WW.com Credit Facilities (as defined in Note 6) and the refinancing of WWI’s Credit Facility (as defined in Note 6). Such costs are being amortized using the straight-line method over the term of the related debt. Amortization expense for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $1,713, $1,529 and $879, respectively. In connection with the paydown of the WW.com Credit Facilities and the refinancing of WWI’s Credit Facility, the Company wrote off deferred financing costs of $3,021, and $1,321 in the fiscal years ended December 29, 2007 and December 30, 2006, respectively. These amounts have been recorded as components of early extinguishment of debt. See Note 6 for details of the early extinguishment and refinancing.

Comprehensive Income (Loss):

Comprehensive income (loss) represents the change in shareholders’ equity (deficit) resulting from transactions other than shareholder investments and distributions. The Company’s comprehensive income (loss) includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations. At December 29, 2007 and December 30, 2006, the cumulative balance of changes in fair value of derivative instruments, net of taxes, is ($14,994) and $955, respectively. At December 29, 2007 and December 30, 2006, the cumulative balance of the effects of foreign currency translations, net of taxes, is $13,340 and $5,292, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in fiscal 2005:

December 31, 2005
Net income, as reported	$174,402
Add:
Total share-based employee compensation expense as recorded under FIN 44 and APB 25, net of related tax effect	27,680
Deduct:
Total share-based employee compensation expense determined under the fair value method for all share-based awards, net of related tax effect	(31,663)

Pro forma net income	$170,419

Earnings per share:
Basic—as reported	$1.70

Basic—pro forma	$1.66

Diluted—as reported	$1.67

Diluted—pro forma	$1.64

The Company adopted the provisions of SFAS 123(R), “Share-Based Payment” on January 1, 2006. Upon adopting this standard, the Company began recognizing the cost of all share-based awards based on their estimated grant-date fair value over the related service period of such awards. For the years ended December 29, 2007 and December 30, 2006, the impact of adopting SFAS 123(R) was to reduce income before income taxes by $6,195 and $6,313, respectively, and net income by $3,779 and $3,851, respectively, with a corresponding reduction in basic and diluted earnings per share of $0.05 and $0.04, respectively. In accordance with SFAS 123(R), the Company has elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and has begun to recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro forma disclosures. The Company has not restated the results of prior periods.

On November 10, 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (the “FSP”). The FSP allows companies to elect a specified “short-cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123(R). The Company elected to use this “short-cut” method when it adopted SFAS 123(R) on January 1, 2006.

In accordance with the modified prospective transition method of adopting SFAS 123(R), the Company elected to include the impact of pro forma deferred tax assets (i.e., the “as if” windfall or shortfall) for purposes of determining assumed proceeds under the treasury stock method when determining the denominator for diluted earnings per share.

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

Franchise Acquisitions

On July 27, 2006, the Company acquired substantially all of the assets of its Indiana franchisee, Weight Watchers of Greater Indiana, Inc., for a net purchase price of approximately $24,575, plus assumed liabilities and transaction costs of $474. The total purchase price has been allocated to franchise rights ($24,847), inventory ($102) and fixed assets ($100).

On August 17, 2006, the Company acquired substantially all of the assets of its eastern Canadian franchisee, Walmar (Eastern Canada) Limited and of Vale Printing Limited for a net purchase price of approximately $49,781, plus assumed liabilities and transaction costs of $1,385. The total purchase price has been allocated to franchise rights acquired ($49,366), inventory ($885), fixed assets ($779) and prepaid expenses and other current assets ($136).

On November 2, 2006, the Company acquired substantially all of the assets of its Suffolk County, New York franchisee, Weight Watchers of Suffolk, Inc., for a net purchase price of approximately $24,170, plus assumed liabilities of $330. The total purchase price has been allocated to franchise rights acquired ($23,225), fixed assets ($1,133), inventory ($140) and other current assets ($2).

On December 11, 2006, the Company acquired substantially all of the assets of its western Michigan franchisee, Weight Watchers of Western Michigan, Inc., for a net purchase price of $37,262 plus assumed liabilities and transaction costs of $2,284, and reacquired its franchise rights in Greece and Italy for an aggregate purchase price of $4,297. The total purchase price for these two acquisitions has been allocated to franchise rights acquired ($42,612), fixed assets ($784), inventory ($445) and other current assets ($2).

On June 3, 2007, the Company acquired substantially all of the assets of its British Columbia franchisee, Weight Watchers of British Columbia Inc., for a net purchase price of $15,282, plus assumed liabilities and transaction costs of $532. The total purchase price has been preliminarily allocated to franchise rights acquired ($15,718), inventory ($88), fixed assets ($7) and other current assets ($1).

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

The acquisition of the 2,759 shares represented vested and unvested options owned by employees of WW.com. Because at the time of the acquisition of these shares Artal owned approximately 47% of WW.com and is the parent company to WWI, the acquisition of these shares is considered to be a transaction between entities under common control, and therefore, the provisions of FAS 141 are not applicable. Under the guidance of FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” (“FIN 44”), and Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN 44,” (“EITF 00-23”), the Company was required to record a compensation charge related to the 2,293 vested options of $39,647 in the second quarter 2005. This amount represents the difference between the purchase price per share and the exercise price per share of the vested options. The 466 unvested options were exchanged for 134 restricted stock units of WWI, resulting in deferred compensation of $7,214, which is being recorded as compensation expense as the restricted stock units vest.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.	Goodwill and Other Intangible Assets

The Company performed its annual impairment review of goodwill and other indefinite-lived intangible assets as of December 29, 2007 and December 30, 2006 and determined that no impairment existed. Goodwill is due mainly to the acquisition of the Company by Heinz in 1978 and the aforementioned acquisition of WW.com. For the year ended December 29, 2007, the change in goodwill is due to foreign currency fluctuations. Franchise rights acquired are due mainly to acquisitions of the Company’s franchised territories. For the year ended December 29, 2007, franchise rights acquired increased due to the franchise acquisitions described in Note 3, as well as foreign currency fluctuations.

Aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $8,335, $5,025 and $4,206 for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

The carrying amount of finite lived intangible assets as of December 29, 2007 and December 30, 2006 was as follows:

	December 29, 2007		December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$28,067	$10,516	$19,361	$6,372
Trademarks	8,540	7,937	8,393	7,647
Website development costs	19,970	11,673	15,081	8,900
Other	5,741	4,650	5,317	4,206

	$62,318	$34,776	$48,152	$27,125

Estimated amortization expense of existing finite lived intangible assets for the next five fiscal years is as follows:

2008	$9,534
2009	$7,724
2010	$4,960
2011	$3,041
2012	$583

5.	Property and Equipment

The components of property and equipment were:

	December 29, 2007	December 30, 2006
Leasehold improvements	$14,869	$11,240
Equipment	63,996	56,050

	78,865	67,290
Less: Accumulated depreciation and amortization	(41,216)	(36,257)

	$37,649	$31,033

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Depreciation and amortization expense of property and equipment for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $10,698, $8,326 and $8,611, respectively.

6.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	December 29, 2007		December 30, 2006
	Balance	Effective Rate	Balance	Effective Rate
WWI Revolver due 2011	$115,000	6.68%	$313,375	6.43%
WWI Term Loan A due 2011	336,875	6.58%	350,000	6.23%
WWI Additional Term Loan A due 2013	700,000	6.59%	—
WWI Term Loan B due 2014	496,250	6.84%	—
WW.com Senior Secured First Lien Term Loan	—		140,784	7.32%
WW.com Senior Secured Second Lien Term Loan	—		45,000	9.87%

	1,648,125		849,159
Less current portion	45,625		18,922

	$1,602,500		$830,237

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

On June 24, 2005, WWI amended certain provisions of its then-existing credit facility to allow for the December 16, 2005 Redemption, as described in Note 3.

On May 8, 2006, WWI entered into a refinancing to reduce its effective interest rate while increasing its borrowing capacity and extending the maturities of borrowings under WWI’s then-existing credit facility. In connection with the refinancing, WWI’s then-existing tranche B facilities in the aggregate amount of $294,375 were repaid and replaced with a new Term Loan A in the amount of $350,000. The additional funds of $55,625 were used to pay down the then-existing revolving line of credit. Also, in connection with this refinancing, WWI’s then-existing revolving line of credit was repaid and replaced with the Revolver, that increased borrowing capacity from $350,000 to $500,000. The Term Loan A and the Revolver have a maturity date of June 2011. In connection with the early extinguishment of debt resulting from this refinancing, the Company recorded a charge of $1,321 in the second quarter of 2006 relating to the write-off of a portion of the deferred financing costs associated with its old debt.

On January 26, 2007, in connection with the Tender Offer (as defined in Note 7) and the share repurchase from Artal, the Company increased its debt capacity by adding an Additional Term Loan A in the amount of $700,000 and a new Term Loan B in the amount of $500,000. The Company utilized (a) $185,784 of these

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

proceeds to pay off the WW.com Credit Facilities (defined below), (b) $461,593 to repurchase 8,548 of its shares in the Tender Offer and (c) $567,617 to repurchase 10,511 of its shares from Artal. In connection with the early extinguishment of the WW.com Credit Facilities, the Company recorded a charge of $3,021 in the first quarter of 2007 relating to the write-off of the deferred financing costs associated with the WW.com Credit Facilities. The Additional Term Loan A and Term Loan B mature in January 2013 and January 2014, respectively. At December 29, 2007, the Company had $383,382 of availability under the Revolver.

The Term Loan A, Additional Term Loan A and the Revolver bear interest at an initial rate equal to LIBOR plus 1.25% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility agreements). The Term Loan B bears interest at an initial rate equal to LIBOR plus 1.5% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility agreements). In addition to paying interest on outstanding principal under the WWI Credit Facility, the Company is required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at an initial rate equal to 0.25% per annum.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At December 29, 2007, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and is expected to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

On June 7, 2007, Standard & Poor’s raised its rating on the Company’s Term Loan A, Additional Term Loan A, Term Loan B and Revolver from “BB” to “BB+”. On January 4, 2007, Moody’s affirmed its “Ba1” rating for the Company’s Term Loan A and Revolver and assigned a “Ba1” rating to the Company’s Additional Term Loan A and Term Loan B.

WW.com Credit Facilities

On December 16, 2005, WW.com borrowed $215,000, consisting of (i) a five year, senior secured first lien term loan facility in an aggregate principal amount of $170,000 and (ii) a five and one-half year, senior secured second lien term loan facility in an aggregate principal amount of $45,000, pursuant to two credit agreements among WW.com, Credit Suisse, as administrative agent and collateral agent, and the participating lenders (the “WW.com Credit Facilities”). As discussed above, the WW.com Credit Facilities were repaid in full in January 2007.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Maturities

At December 29, 2007, the aggregate amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:

2008	$45,625
2009	162,500
2010	215,000
2011	470,000
2012	229,000
2013 and thereafter	526,000

$1,648,125

7.	Treasury Stock

On October 9, 2003, WWI’s Board of Directors authorized a program to repurchase up to $250,000 of the Company’s outstanding common stock. On each of June 13, 2005 and May 25, 2006, WWI’s Board of Directors authorized adding $250,000 to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under the program.

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

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended:

	December 29, 2007	December 30, 2006	December 31, 2005
Numerator:
Net income	$201,180	$209,825	$174,402

Denominator:
Weighted average shares of common stock outstanding	80,583	98,719	102,747
Effect of dilutive common stock equivalents	524	707	1,456

Weighted average diluted common shares outstanding	81,107	99,426	104,203

EPS:
Basic	$2.50	$2.13	$1.70

Diluted	$2.48	$2.11	$1.67

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 1,095, 1,208 and 281 for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively.

9.	Stock Plans

WWI Incentive Compensation Plans:

On May 12, 2004 and December 16, 1999, respectively, the WWI shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”) and the 1999 Stock Purchase and Option Plan (the “1999 Plan”, and together with the 2004 Plan, the “Stock Plans”). These plans are designed to promote the long-term financial interests and growth of the Company by attracting, motivating and retaining management with the ability to contribute to the success of the business and aligning compensation for our management over a multi-year period directly with the interests of the shareholders of WWI. The Board of Directors or a committee thereof administers the plans.

Under the 2004 Plan, grants may take the following forms at the Board or its committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (“RSUs”) and other share-based awards. As of its effective date, the maximum number of shares available for grant under the 2004 Plan was 2,500.

Under the 1999 Plan, grants may take the following forms at the Board or its committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, purchase stock, dividend equivalent rights, performance units, performance shares and other share-based grants. The maximum number of shares available for grant under the 1999 Plan was 7,058 shares of authorized common stock.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

During the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, the Company granted 15, 12 and 1 fully vested shares, respectively and recognized compensation expense of $727, $550 and $43, respectively.

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for these plans was $11,763 and $12,339 for the years ended December 29, 2007 and December 30, 2006, respectively. Such amount has been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $4,588 and $4,812 for the years ended December 29, 2007 and December 30, 2006, respectively. No compensation costs were capitalized. As of December 29, 2007, there was $23,789 of total unrecognized compensation cost related to stock options and RSUs granted under the Stock Plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

While the plans permit various types of awards, other than the aforementioned shares issued to directors, grants under the plans have historically been either stock options or RSUs. The following describes some further details of these awards.

Stock Option Awards

Pursuant to the option components of the Stock Plans, the Board of Directors authorized the Company to enter into agreements under which certain members of management received stock options. The options are exercisable based on the terms outlined in the agreement. The options vest over a period of three to five years and the expiration terms range from five to ten years. Options outstanding at December 29, 2007 have an exercise price between $2.13 and $56.21 per share.

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

	December 29, 2007	December 30, 2006	December 31, 2005
Dividend yield	1.5%	1.4%	0%
Volatility	26.5%	27.1%	28.3%
Risk-free interest rate	3.5%-4.9%	4.3%-5.2%	3.3%-4.5%
Expected term (years)	7.0	7.4	5.8

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

A summary of option activity under the plans for the year ended December 29, 2007 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at December 30, 2006	2,641	$33.52
Granted	623	$49.12
Exercised	(913)	$20.33
Canceled	(126)	$44.26

Outstanding at December 29, 2007	2,225	$42.69	6.4	$10,598

Exercisable at December 29, 2007	978	$36.84	4.0	$9,077

The weighted-average grant-date fair value of options granted was $15.41, $15.40 and $16.63 for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. The total intrinsic value of options exercised was $28,876, $17,864 and $80,994 for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Cash received from options exercised during the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $18,563, $5,779 and $4,563, respectively. The tax benefits realized from options exercised and RSUs vested resulting from tax deductions in excess of share-based employee compensation expense recognized in the statement of operations totaled $10,879, $6,234 and $26,770 for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. With the adoption of SFAS 123(R), these amounts are shown as a cash inflow from financing activities. Prior to the adoption of SFAS 123(R), this amount was shown as a cash inflow from operating activities. Because the Company elected the modified prospective transition method of adoption, prior period financial statements have not been restated.

Restricted Stock Units

Pursuant to the restricted stock components of the Stock Plans, the Company has granted RSUs to certain employees. The RSUs vest over a period of three to five years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of RSU activity under the plans for the year ended December 29, 2007 is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 30, 2006	282	$48.40
Granted	70	$49.25
Vested	(65)	$46.52
Forfeited	(26)	$47.96

Outstanding at December 29, 2007	261	$49.14

The weighted-average grant date fair value of RSUs granted was $49.25, $48.84 and $50.26 for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. The total fair value of RSUs vested during the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $3,130, $2,922 and $2,263, respectively.

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

WeightWatchers.com Stock Option Plan

Prior to WWI’s acquisition of WW.com (see Note 3), WeightWatchers.com granted incentive stock options and/or nonqualified stock options on its common stock to its employees, consultants and/or certain non-employees under the terms of its stock option plans. In connection with the acquisition, WWI acquired 2,759 shares of WW.com stock which represented vested and unvested options under the plan. The 2,293 shares of vested options were acquired based upon the difference between the purchase price per share and the exercise price per share. The 466 shares of unvested options were exchanged for 134 RSUs of WWI.

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

Prior to December 16, 2005 WWI and WeightWatchers.com were separate tax paying entities. Effective with the completion of the Redemption (see Note 3) WW.com has been included in WWI’s consolidated federal tax return. The following tables summarize the consolidated provision for U.S. federal, state and foreign taxes on income:

	December 29, 2007	December 30, 2006	December 31, 2005
Current:
U.S. federal	$77,195	$63,319	$61,871
State	10,711	12,395	8,811
Foreign	20,851	17,916	23,047

	$108,757	$93,630	$93,729

Deferred:
U.S. federal	$17,466	$24,389	$10,380
State	2,030	2,787	1,642
Foreign	(2,942)	11	(838)

	$16,554	$27,187	$11,184

Total tax provision	$125,311	$120,817	$104,913

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The components of the Company’s consolidated income before income taxes consist of the following:

	December 29, 2007	December 30, 2006	December 31, 2005
Domestic	$254,678	$260,130	$212,085
Foreign	71,813	70,512	67,230

	$326,491	$330,642	$279,315

The difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate are as follows:

	December 29, 2007	December 30, 2006	December 31, 2005
U.S. federal statutory rate	35.0%	35.0%	35.0%
Federal and state tax reserve provision (reversal)	0.3	(3.0)	(0.2)
States income taxes (net of federal benefit)	2.9	3.4	2.8
Increase (reduction) in valuation allowance	1.0	1.2	(0.3)
Other	(0.8)	(0.1)	0.3

Effective tax rate	38.4%	36.5%	37.6%

The deferred tax assets (liabilities) recorded on the Company’s consolidated balance sheet are as follows:

	December 29, 2007	December 30, 2006
Amortization	$6,111	$31,627
Provision for estimated expenses	9,554	5,789
Operating loss carryforwards	13,170	7,517
Salaries and wages	5,409	—
Share-based compensation	5,033	5,208
Other	5,222	5,621
Less: valuation allowance	(10,917)	(7,517)

Total deferred tax assets	$33,582	$48,245

Depreciation/amortization	$(4,447)	$(3,997)
Prepaid expenses	(694)	(1,213)
Deferred income	(206)	(362)
Other	—	(4,362)

Total deferred tax liabilities	$(5,347)	$(9,934)

Net deferred tax assets	$28,235	$38,311

Certain foreign operations of WWI have generated net operating loss carryforwards. If it has been determined that it is more likely than not that the deferred tax assets associated with these net operating loss carryforwards will not be utilized a valuation allowance has been recorded. As of December 29, 2007 and December 30, 2006, various foreign subsidiaries had net operating loss carryforwards of approximately $50,831 and $30,547, respectively, most of which can be carried forward indefinitely.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In fiscal 2005, due to the then recent trend in profitability of certain WeightWatchers.com’s foreign operations, it was concluded that it was more likely than not that these foreign operations would fully realize the benefit of its deferred tax assets. As such, WeightWatchers.com reversed all of its remaining $1,593 valuation allowance associated with its foreign net operating loss carryforwards, except for a full valuation allowance of $575 relating to certain foreign operations. This amount was subsequently reversed in fiscal 2006 due to the utilization of the net operating loss carryforwards.

The Company’s undistributed earnings of foreign subsidiaries are not considered to be reinvested permanently. Accordingly, the Company has recorded all taxes, after taking into account foreign tax credits, on the undistributed earnings of foreign subsidiaries.

During the fourth quarter of fiscal 2006, the Company recorded a tax benefit of approximately $6,300 by reversing tax reserves which due to the resolution of certain tax matters were no longer necessary partially offset by adjustments to its tax valuation allowance for foreign tax net operating loss carryforwards.

The Company adopted the provisions of FIN 48 on December 31, 2006, the first day of its 2007 fiscal year. As a result of the adoption of this standard, the Company recognized a $1,907 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the opening balance of retained earnings for fiscal 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2006	$8,232
Additions based on tax positions related to the current year	2,319
Additions based on tax positions of prior years	248
Reductions for tax positions of prior years	(801)
Settlements	(543)

Balance at December 29, 2007	$9,455

At December 29, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $4,182. As of December 29, 2007, given the nature of the Company’s uncertain tax positions, it is reasonably possible that there will not be a significant change in the Company’s uncertain tax benefits within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $1,224 and $708 of accrued interest and penalties at December 29, 2007 and December 30, 2006, respectively. The Company recognized $516 in interest and penalties during the fiscal year ended December 29, 2007.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. At December 29, 2007, with few exceptions, the Company was no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2004, or non-U.S. income tax examinations by tax authorities for years prior to 2001. The Internal Revenue Service (“IRS”) completed an examination of the Company’s U.S. federal income tax returns for the years 2002 through 2003. The IRS proposed and management agreed to certain adjustments that did not have a material impact on the Company’s financial position, results of operations or cash flows.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11.	Employee Benefit Plans

The Company sponsors the Amended and Restated Weight Watchers Savings Plan (the “Savings Plan”) for salaried and hourly employees of WWI. In January 2001, the Company permitted the employees of WW.com to participate in the Savings Plan. Beginning in January 2006, WW.com employees were eligible for employer matching contributions. The Savings Plan is a defined contribution plan that provides for employer matching contributions up to 100% of the first 3% of an employee’s eligible compensation. The Savings Plan also permits employees to contribute between 1% and 13% of eligible compensation on a pre-tax basis. Expense related to these contributions for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $2,451, $2,239 and $1,529, respectively.

During fiscal 2002, the Company received a favorable determination letter from the IRS that qualifies WWI’s Savings Plan under Section 401(a) of the Internal Revenue Code.

Pursuant to the Savings Plan, the Company also sponsors a profit sharing plan (the “Profit Sharing Plan”) for all full-time salaried employees who are eligible to participate in the Savings Plan (except for certain senior management personnel). The Profit Sharing Plan provides for a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Profit Sharing Plan has a discretionary supplemental employer contribution component that is determined annually by the Compensation and Benefits Committee of the Board of Directors. Expense related to these contributions for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $2,941, $2,393 and $1,975, respectively.

For certain senior management personnel, the Company sponsors the Amended and Restated Weight Watchers Executive Profit Sharing Plan (“EPSP”). Under the IRS definition, the EPSP is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the Company made on the employees’ behalf instead of an individual account with a cash balance. The EPSP provides for a guaranteed employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The EPSP has a discretionary supplemental employer contribution component that is determined by the Compensation and Benefits Committee of the Board of Directors. The account is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense related to this commitment for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $1,868, $2,002 and $1,050, respectively.

12.	Cash Flow Information

	December 29, 2007	December 30, 2006	December 31, 2005
Net cash paid during the year for:
Interest expense	$93,595	$44,317	$18,030
Income taxes	$89,536	$91,886	$80,381
Noncash investing and financing activities were as follows:
Fair value of net (liabilities)/assets acquired in connection with the acquisitions	$(326)	$3,741	$—
Dividends declared but not yet paid at year-end	$14,233	$17,062	$—

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.	Commitments and Contingencies

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

In March 2006, the Company agreed to settle a litigation filed on behalf of a purported class of employees under the California Labor Code and the Federal Fair Labor Standards Act for $2,300 plus other costs and expenses. The settlement was accrued for in fiscal 2005 and the funds were distributed in June 2007 following final approval by the court.

On July 7, 2006, the Company filed an amended notice of appeal with the U.K. VAT and Duties Tribunal, or VAT Tribunal, appealing a ruling by Her Majesty’s Revenue and Customs, or HMRC, that from April 1, 2005 Weight Watchers meetings fees in the U.K. should be fully subject to 17.5% standard rated value added tax, or VAT. For over a decade prior to April 1, 2005, HMRC had determined that Weight Watchers meetings fees in the U.K. were only partially subject to 17.5% VAT. It is our view that this prior determination by HMRC should remain in effect and this view was further supported on March 8, 2007 when the VAT Tribunal ruled that Weight Watchers meetings in the U.K. should only be partially subject to 17.5% VAT. On May 3, 2007, HMRC appealed to the High Court of Justice Chancery Division, or the High Court, against the VAT Tribunal’s ruling in our favor, and the appeal at the High Court was heard in November 2007.

On January 21, 2008, the High Court ruled by denying HMRC’s appeal in part by upholding the VAT Tribunal’s decision to the extent that, at the first meeting which members attend, meetings fees associated with such meeting are partially subject to 17.5% VAT. However, the High Court allowed HMRC’s appeal in relation to meetings subsequent to the first meeting and concluded that meetings fees associated with subsequent meetings are fully subject to 17.5% VAT. The Company intends to vigorously defend the VAT Tribunal’s ruling and to file an appeal in part against the High Court’s ruling in relation to meetings subsequent to the first meeting. The Company expects HMRC to file an appeal in part against the High Court’s ruling in relation to the first meeting which members attend. If Weight Watchers meetings fees in the U.K. are deemed to be fully subject to 17.5% VAT, we estimate the amount owed to HMRC would be approximately $50,000 as of the end of fiscal 2007, covering fiscal years 2005 through 2007, against which we have recorded a reserve of $23,400 as of the end of fiscal 2007, which represents management’s most appropriate estimate of loss. If the Company is ultimately unsuccessful in establishing that Weight Watchers meetings fees in the U.K. are partially subject to 17.5% VAT, or if it is determined that a greater proportion of Weight Watchers meetings fees as compared to HMRC’s prior rulings is subject to 17.5% VAT, we may incur monetary liability in excess of reserves previously recorded and our U.K. results of operations may be adversely affected in the future. It is also possible that our cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the ultimate disposition of this matter, to the extent not previously provided for, will not have a material impact on our financial position, or ongoing results of operations or cash flows.

On July 27, 2007, HMRC issued to us notices of determination and decisions that, for the period April 2001 to April 2007, our leaders and certain other service providers should have been classified as employees for tax purposes and, as such, we should have withheld tax from the leaders and certain other service providers pursuant to the PAYE and NIC collection rules and remitted such amounts to the HMRC. As of the end of fiscal 2007, the

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

assessment associated with the notices of determination and decisions is approximately $27,000. It is the Company’s view that the U.K. leaders and other service providers identified by HMRC in its notices and decisions are self-employed and no withholding by us was required. On September 3, 2007, the Company appealed HMRC’s notices and decisions as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us. The Company intends to vigorously pursue this appeal and, although there can be no assurances, we believe we will ultimately prevail in our appeal. If such appeal is unsuccessful, it is possible that our cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material impact on our financial position, or ongoing results of operations or cash flows.

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

Lease Commitments:

Minimum rental commitments under non-cancelable operating leases, primarily for office and rental facilities, at December 29, 2007, consist of the following:

2008	$27,129
2009	21,849
2010	15,832
2011	10,209
2012	8,154
2013 and thereafter	23,794

Total	$106,967

Total rent expense charged to operations under these leases for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 was $33,016, $29,119 and $27,671, respectively.

14.	Segment and Geographic Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable operating segments is as follows:

	Year Ended December 29, 2007
	Weight Watchers International	Weight Watchers .com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,313,083	$154,084	$—	$1,467,167
Intercompany revenue	14,536	3,571	(18,107)	—

Total revenue	$1,327,619	$157,655	(18,107)	$1,467,167

Depreciation and amortization	$16,400	$4,346	$—	$20,746

Operating income	$401,947	$33,660	$—	$435,607

Interest expense, net				109,277
Other income, net				(3,182)
Early extinguishment of debt				3,021
Provision for taxes				125,311

Net income				$201,180

Total assets	$1,247,569	$92,971	$(294,319)	$1,046,221

	Year Ended December 30, 2006
	Weight Watchers International	Weight Watchers .com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,102,181	$131,144	$—	$1,233,325
Intercompany revenue	12,399	3,023	(15,422)	—

Total revenue	$1,114,580	$134,167	(15,422)	$1,233,325

Depreciation and amortization	$10,296	$4,584	$—	$14,880

Operating income	$336,056	$43,992	$—	$380,048

Interest expense, net				49,532
Other income, net				(1,447)
Early extinguishment of debt				1,321
Provision for taxes				120,817

Net income				$209,825

Total assets	$1,075,843	$41,782	$(116,914)	$1,000,711

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

	Revenues for the Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
NACO meeting fees	$603,730	$471,751	$416,952
International company-owned meeting fees	276,994	251,337	264,145
Product sales	337,659	293,286	285,448
Franchise royalties	17,039	19,168	19,393
Internet revenues	151,625	129,420	109,657
Other	80,120	68,363	55,656

	$1,467,167	$1,233,325	$1,151,251

	Revenues for the Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
North America	$972,976	$801,373	$699,981
United Kingdom	199,240	161,431	169,168
Continental Europe	237,196	215,151	219,175
Australia, New Zealand and other	57,755	55,370	62,927

	$1,467,167	$1,233,325	$1,151,251

	Long-Lived Assets
	December 29, 2007	December 30, 2006	December 31, 2005
North America	$799,587	$759,221	$603,356
United Kingdom	17,969	15,220	14,249
Continental Europe	6,795	5,697	4,589
Australia, New Zealand and other	16,392	15,154	14,327

	$840,743	$795,292	$636,521

15.	Financial Instruments

Fair Value of Financial Instruments:

The Company’s significant financial instruments include cash and cash equivalents, short and long-term debt, and interest rate swap agreements.

In evaluating the fair value of significant financial instruments, the Company generally uses quoted market prices of the same or similar instruments or calculates an estimated fair value on a discounted cash flow basis using the rates available for instruments with the same remaining maturities. As of December 29, 2007, the fair value of financial instruments held by the Company approximated the recorded value.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Derivative Instruments and Hedging:

The Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of December 29, 2007 and December 30, 2006, the Company held contracts for interest rate swaps with notional amounts totaling $1,050,000 and $257,500, respectively. The Company is hedging forecasted transactions for periods not exceeding the next five years. At December 29, 2007, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income (loss) will be reclassified to the Statement of Operations within the next twelve months.

As of December 29, 2007, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amount of $14,994 ($24,582 before taxes). As of December 30, 2006, cumulative gains for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amount of $955 ($1,566 before taxes).

For the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, there were no fair value adjustments recorded in the statement of operations since all hedges were considered qualifying.

16.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations for the fiscal years ended December 29, 2007 and December 30, 2006.

	For the Fiscal Quarters Ended
	March 31, 2007	June 30, 2007	September 29, 2007	December 29, 2007
Fiscal year ended December 29, 2007
Revenues, net	$399,401	$386,277	$337,450	$344,039
Gross profit	226,107	219,616	187,927	180,286
Operating income	115,745	123,291	106,499	90,072
Net income	53,826	58,023	49,511	39,820
Basic EPS	0.63	0.74	0.63	0.50
Diluted EPS	0.63	0.73	0.62	0.50

	For the Fiscal Quarters Ended
	April 1, 2006	July 1, 2006	September 30, 2006	December 30, 2006
Fiscal year ended December 30, 2006
Revenues, net	$342,048	$321,059	$284,753	$285,465
Gross profit	192,493	180,491	155,723	147,453
Operating income	104,075	105,423	92,289	78,261
Net income	56,997	57,917	50,615	44,296
Basic EPS	0.57	0.58	0.52	0.45
Diluted EPS	0.56	0.58	0.52	0.45

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

17.	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”. This Statement established principles and requirements for how the acquirer (a) recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired and (c) determines what information to disclose. This Statement is effective for business combinations for which the acquisition date is on or after January 4, 2009, the first day of the Company’s 2009 fiscal year. The impact on WWI of adopting this standard will depend on the nature, terms and size of any business combinations completed after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for noncontrolling interests, sometimes referred to as minority interests. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

18.	Subsequent Events

In January 2008, the Company acquired substantially all of the assets of its Palm Beach, Florida franchisee, Weight Watchers of Palm Beach County, Inc., for a purchase price of approximately $12,900. Due to the timing of this acquisition, the Company has not yet completed the purchase price allocation.

In February 2008, the Company entered into a joint venture with Groupe DANONE S.A. to establish a weight management business in the People’s Republic of China. The joint venture, 51% owned by the Company and 49% owned by Groupe DANONE, is expected to commence retail operations in China within the next year.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
FISCAL YEAR ENDED DECEMBER 29, 2007
Allowance for doubtful accounts	$1,673	$1,242	$—	$(324)	$2,591
Inventory reserves, other	$2,743	$9,317	$—	$(7,688)	$4,372
Tax valuation allowance	$7,517	$3,400	$—	$—	$10,917
FISCAL YEAR ENDED DECEMBER 30, 2006
Allowance for doubtful accounts	$1,882	$(153)	$—	$(56)	$1,673
Inventory reserves, other	$2,571	$6,990	$—	$(6,818)	$2,743
Tax valuation allowance	$3,420	$4,672	$—	$(575)	$7,517
FISCAL YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	$2,008	$629	$—	$(755)	$1,882
Inventory reserves, other	$2,908	$6,044	$—	$(6,381)	$2,571
Tax valuation allowance	$1,593	$2,845	$—	$(1,018)	$3,420

(1)	Primarily represents the utilization of established reserves, net of recoveries, where applicable.

S-1

EXHIBIT INDEX

Exhibit Number	Description

**2.1	Agreement and Plan of Merger, by and among Weight Watchers International, Inc., WeightWatchers.com, Inc. and SCW Merger Sub, Inc. dated as of June 13, 2005 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).

**2.2	Redemption Agreement, by and among Artal Luxembourg, S.A., WeightWatchers.com Inc., and Weight Watchers International, Inc., dated as of June 13, 2005 Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).

**3.1	Amended and Restated Articles of Incorporation of Weight Watchers International, Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001, and incorporated herein by reference).

**3.2	Articles of Amendment to the Articles of Incorporation, as Amended and Restated, of Weight Watchers International, Inc., to Create a New Series of Preferred Stock Designated as Series B Junior Participating Preferred Stock, adopted as of November 14, 2001 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001, and incorporated herein by reference).

**3.3	Amended and Restated By-laws of Weight Watchers International, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001, and incorporated herein by reference).

**4.1	Rights Agreement, dated as of November 15, 2001, between Weight Watchers International Inc. and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-89444) as filed on May 31, 2002, and incorporated herein by reference).

**4.2	First Amendment dated as of November 4, 2003, to the Rights Agreement, dated as of November 15, 2001 by and between Weight Watchers International, Inc. and EquiServe Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003, and incorporated herein by reference).

**4.3	Specimen of stock certificate representing Weight Watchers International Inc.’s common stock, no par value (filed as Exhibit 4.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001., and incorporated herein by reference).

**10.3	License Agreement, dated as of September 29, 1999, between WW Foods, LLC and Weight Watchers International, Inc. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

**10.4	LLC Agreement, dated as of September 29, 1999, between H.J. Heinz Company and Weight Watchers International, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

**10.5	Operating Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

**10.6	Stockholders’ Agreement, dated as of September 30, 1999, among Weight Watchers International, Inc., Artal Luxembourg S.A., Merchant Capital, Inc., Logo Incorporated Pty. Ltd., Longisland International Limited, Envoy Partners and Scotiabanc, Inc. (filed as Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001, and incorporated herein by reference).

Exhibit Number	Description

**10.7	1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2000, and incorporated herein by reference).

**10.8	2004 Stock Incentive Plan of Weight Watchers International, Inc. and its Subsidiaries is incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2004 (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2004, and incorporated herein by reference).

**10.9	Amendment to Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).

**10.10	Amended and Restated Intellectual Property License Agreement, dated as of September 10, 2001, between Weight Watchers International, Inc. and WeightWatchers.com, Inc. (filed as Exhibit No. 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).

**10.11	Service Agreement, dated as of September 10, 2001, between Weight Watchers International, Inc. and WeightWatchers.com, Inc. (filed as Exhibit No. 10.35 to the Company’s Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).

**10.12	Corporate Agreement, dated as of November 5, 2001, between Weight Watchers International, Inc. and Artal Luxembourg S.A. (filed as Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).

**10.13	Amendment, dated as of July 1, 2005, to the Corporate Agreement, dated as of November 5, 2001, by and between Weight Watchers International, Inc. and Artal Luxembourg, S.A. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference)

**10.14	Registration Rights Agreement dated as of September 29, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and Artal Luxembourg S.A. (filed as Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001, and incorporated herein by reference).

**10.15	Form of Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (Chief Executive Officer, Chief Financial Officer and General Counsel) (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, for the fiscal year ended January 3, 2004, and incorporated herein by reference).

**10.16	Form of Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (certain executive officers) (filed as Exhibit No. 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004, and incorporate hereby by reference).

**10.17

Principal Stockholders Agreement among Weight Watchers International, Inc., WeightWatchers.com, Inc. and Artal Luxembourg, S.A., dated as of June 13, 2005 (filed as Exhibit 10.3 to the Company

s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).

**10.18	Form of Term Sheet for Employee Stock Awards and Form of Terms and Conditions for Employee Stock Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International Inc. and Subsidiaries and the 2004 Stock Incentive Plan of Weight Watchers International Inc. and Subsidiaries (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

Exhibit Number	Description

**10.19	Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International Inc. and Subsidiaries and the 2004 Stock Incentive Plan of Weight Watchers International Inc. and Subsidiaries (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

**10.20	Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006 among Weight Watchers International, Inc., JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., The Bank of Nova Scotia and various financial institutions (filed as Exhibit 10.1 to the Company’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006, and incorporated herein by reference).

**10.21	Form of Director Restricted Stock Agreement for Weight Watchers International, Inc. non-employee director restricted stock issued under the 2004 Stock Incentive Plan of Weight Watchers International, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, and incorporated herein by reference).

**10.22	Summary of Non-Employee Director Compensation (filed as Exhibit 10 to the Company’s Current Report on Form 8-K, as filed on July 18, 2006, and incorporated herein by reference).

**10.23	Summary of Retirement Arrangement for Linda Huett (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006, and incorporated herein by reference).

**10.24	Statement of Amendment to Forms of Continuity Agreements (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed on December 15, 2006, and incorporated herein by reference).

**10.25	Statement of Amendments to the 1999 Stock Purchase and Option Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed on December 15, 2006, and incorporated herein by reference).

**10.26	Statement of Amendments to the 2004 Stock Incentive Plan (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K as filed on December 15, 2006, and incorporated herein by reference).

**10.27	Statement of Amendments to the Executive Profit Sharing Plan (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K as filed on December 15, 2006, and incorporated herein by reference).

**10.28	Stock Purchase Agreement, dated as of December 17, 2006, by and between Weight Watchers International, Inc. and Artal Holdings Sp. z o.o. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 21, 2006, and incorporated herein by reference).

**10.29	Commitment Letter, dated December 18, 2006, by and between Weight Watchers International, Inc. and Credit Suisse Securities (USA) LLC and Credit Suisse (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on December 21, 2006, and incorporated herein by reference).

**10.30	Amended and Restated Commitment Letter, dated January 8, 2007, by and between Weight Watchers International, Inc., Credit Suisse Securities (USA) LLC, Credit Suisse, J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (filed as Exhibit (b)(1) filed to the Company’s Tender Offer Statement on Schedule TO Amendment No. 1, as filed on January 11, 2007, and incorporated herein by reference).

**10.31	First Amendment, dated as of January 26, 2007, to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as the syndication agent, JPMorgan Securities Inc., as a lead arranger and a book manager, and The Bank of Nova Scotia, as the administrative agent, a lead arranger and a book manager (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on January 26, 2007, and incorporate herein by reference).

Exhibit Number	Description

**10.32	Supplement, dated as of January 26, 2007, to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as the syndication agent, JPMorgan Securities Inc., as a lead arranger and a book manager, and The Bank of Nova Scotia, as the administrative agent, a lead arranger and a book manager (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on January 26, 2007, and incorporate herein by reference).

*10.33	Amended and Restated Weight Watchers Executive Profit Sharing Plan, effective as of January 1, 2005.

*21.1	Subsidiaries of Weight Watchers International, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by David P. Kirchhoff, President and Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Ann M. Sardini, Chief Financial Officer.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: February 27, 2008	By:	/S/ DAVID P. KIRCHHOFF David P. Kirchhoff President, Chief Executive Officer and Director (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2008	By:	/S/ DAVID P. KIRCHHOFF David P. Kirchhoff President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 27, 2008	By:	/S/ ANN M. SARDINI Ann M. Sardini Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 27, 2008	By:	/S/ RAYMOND DEBBANE Raymond Debbane Director

Date: February 27, 2008	By:	/S/ PHILIPPE J. AMOUYAL Philippe J. Amouyal Director

Date: February 27, 2008	By:	/S/ JOHN F. BARD John F. Bard Director

Date: February 27, 2008	By:	/S/ MARSHA JOHNSON EVANS Marsha Johnson Evans Director

Date: February 27, 2008	By:	/S/ JONAS M. FAJGENBAUM Jonas M. Fajgenbaum Director

Date: February 27, 2008	By:	/S/ SACHA LAINOVIC Sacha Lainovic Director

Date: February 27, 2008	By:	/S/ SAM K. REED Sam K. Reed Director

Date: February 27, 2008	By:	/S/ CHRISTOPHER J. SOBECKI Christopher J. Sobecki Director