Form 10-Q
period 2008-03-29
WEIGHT WATCHERS INTERNATIONAL INC
filed 2008-05-08
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

OR

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 30, 2008 was 78,930,105.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets at March 29, 2008 and December 29, 2007	2

	Unaudited Consolidated Statements of Operations for the three months ended March 29, 2008 and March 31, 2007	3

	Unaudited Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) for the three months ended March 29, 2008 and for the fiscal year ended December 29, 2007	4

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 29, 2008 and March 31, 2007	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	March 29, 2008	December 29, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,362	$39,823
Receivables, net	51,055	42,368
Inventories, net	39,844	44,607
Deferred income taxes	21,017	20,104
Prepaid expenses and other current assets	45,714	39,434

TOTAL CURRENT ASSETS	216,992	186,336
Property and equipment, net	39,491	37,649
Franchise rights acquired	735,307	724,188
Goodwill	51,382	51,364
Trademarks and other intangible assets, net	27,447	27,542
Deferred income taxes	15,619	9,917
Deferred financing costs and other noncurrent assets	8,868	9,225

TOTAL ASSETS	$1,095,106	$1,046,221

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$80,625	$45,625
Accounts payable	40,937	42,678
Dividend payable	14,267	14,233
Derivative payable	52,687	23,546
Accrued liabilities	153,448	153,664
Income taxes payable	36,632	19,296
Deferred revenue	90,098	59,389

TOTAL CURRENT LIABILITIES	468,694	358,431
Long-term debt	1,507,875	1,602,500
Deferred income taxes	1,717	1,786
Other	10,696	9,834

TOTAL LIABILITIES	1,988,982	1,972,551
SHAREHOLDERS’ DEFICIT
Dividend to Artal Luxembourg S.A.	(304,835)	(304,835)
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	—	—
Treasury stock, at cost, 32,440 shares at March 29, 2008 and 32,578 shares at December 29, 2007	(1,569,498)	(1,570,054)
Retained earnings	1,000,434	950,213
Accumulated other comprehensive loss	(19,977)	(1,654)

TOTAL SHAREHOLDERS’ DEFICIT	(893,876)	(926,330)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,095,106	$1,046,221

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 29, 2008	March 31, 2007
Meeting fees, net	$255,498	$234,855
Product sales and other, net	135,995	128,910
Internet revenues	45,534	35,636

Revenues, net	437,027	399,401
Cost of meetings, products and other	182,521	166,138
Cost of Internet revenues	8,611	7,156

Cost of revenues	191,132	173,294

Gross profit	245,895	226,107
Marketing expenses	87,051	70,778
Selling, general and administrative expenses	42,832	39,584

Operating income	116,012	115,745
Interest expense	25,317	25,213
Other income, net	(2,435)	(11)
Early extinguishment of debt	—	3,021

Income before income taxes and minority interest	93,130	87,522
Provision for income taxes	36,129	33,696

Income before minority interest	57,001	53,826
Minority interest	366	—

Net income	$57,367	$53,826

Earnings per share:
Basic	$0.72	$0.63

Diluted	$0.72	$0.63

Weighted average common shares outstanding:
Basic	79,467	85,066

Diluted	79,774	85,702

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY/(DEFICIT)

(IN THOUSANDS)

					Accumulated Other	Dividend to Artal
	Common Stock		Treasury Stock		Comprehensive	Luxembourg,	Retained
	Shares	Amount	Shares	Amount	Income/(Loss)	S.A.	Earnings	Total
Balance at December 30, 2006	111,988	$—	14,486	$(540,318)	$6,247	$(304,835)	$770,539	$(68,367)
Comprehensive Income:
Net income							201,180	201,180
Translation adjustment, net of taxes of ($4,734)					8,049			8,049
Change in fair value of derivatives accounted for as hedges, net of taxes of $10,199					(15,950)			(15,950)

Total Comprehensive Income								193,279

Cumulative effect of adoption of FIN 48							(1,907)	(1,907)
Issuance of treasury stock under stock plans			(967)	3,908			13,453	17,361
Tax benefit of restricted stock units vested and stock options exercised							10,879	10,879
Cash dividends declared							(55,694)	(55,694)
Purchase of treasury stock			19,059	(1,033,644)				(1,033,644)
Compensation expense on share-based awards							11,763	11,763

Balance at December 29, 2007	111,988	$—	32,578	$(1,570,054)	$(1,654)	$(304,835)	$950,213	$(926,330)
Comprehensive Income:
Net income							57,367	57,367
Translation adjustment, net of taxes of $760					(1,219)			(1,219)
Change in fair value of derivatives accounted for as hedges, net of taxes of $10,935					(17,104)			(17,104)

Total Comprehensive Income								39,044

Issuance of treasury stock under stock plans			(138)	556			4,261	4,817
Cash dividends declared							(13,952)	(13,952)
Compensation expense on share-based awards							2,545	2,545

Balance at March 29, 2008	111,988	$—	32,440	$(1,569,498)	$(19,977)	$(304,835)	$1,000,434	$(893,876)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash provided by operating activities	$105,889	$102,294

Investing activities:
Capital expenditures	(4,753)	(3,201)
Capitalized software expenditures	(961)	(2,276)
Website development expenditures	(1,115)	(1,353)
Cash paid for acquisitions	(12,991)	—
Other items, net	10	61

Cash used for investing activities	(19,810)	(6,769)

Financing activities:
Proceeds from new term loans	—	1,200,000
Payments of long-term debt	(59,625)	(231,084)
Proceeds from stock options exercised	4,973	5,785
Tax benefit from restricted stock units vested and stock options exercised	—	1,373
Repurchase of treasury stock	—	(1,033,080)
Payment of dividends	(13,918)	(17,068)
Deferred financing costs	—	(5,417)

Cash used for financing activities	(68,570)	(79,491)

Effect of exchange rate changes on cash/cash equivalents and other	2,030	349

Net increase in cash and cash equivalents	19,539	16,383
Cash and cash equivalents, beginning of period	39,823	37,504

Cash and cash equivalents, end of period	$59,362	$53,887

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc., and all of its subsidiaries. The term “Company” as used throughout this document is used to indicate Weight Watchers International, Inc. and all of its subsidiaries. The term “WWI” as used throughout this document is used to indicate Weight Watchers International, Inc. and all of its subsidiaries other than WeightWatchers.com, Inc. (“WW.com”). As further discussed in Note 4, effective with its formation in February 2008, the Company consolidates the financial statements of its joint venture entity, “Weight Watchers Danone China Limited.”

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

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2007, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.	Summary of Significant Accounting Policies

For a discussion of the Company’s significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for fiscal 2007.

3.	Acquisitions

The acquisitions of certain franchisees have been accounted for under the purchase method of accounting and, accordingly, earnings have been included in the consolidated operating results of the Company since their dates of acquisition. Details of these franchise acquisitions are outlined below.

On June 3, 2007, the Company acquired substantially all of the assets of its British Columbia franchisee, Weight Watchers of British Columbia Inc., for a net purchase price of $15,282, plus assumed liabilities and transaction costs of $532. The total purchase price has been allocated to franchise rights acquired ($15,718), inventory ($88), fixed assets ($7) and other current assets ($1).

On January 31, 2008, the Company acquired substantially all of the assets of its Palm Beach, Florida franchisee, Weight Watchers of Palm Beach County, Inc., for a net purchase price of $12,936 plus assumed liabilities and transaction costs of $226. The total purchase price has been preliminarily allocated to franchise rights acquired ($12,600), inventory ($113), fixed assets ($299) and other current assets ($150).

The effects of these franchise acquisitions, individually or in the aggregate, were not material to the Company’s consolidated financial position, results of operations, or operating cash flows in any of the periods presented.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.	Joint Venture

On February 5, 2008, Weight Watchers Asia Holdings Ltd. (“Weight Watchers Asia”), a direct wholly-owned subsidiary of the Company, and Danone Dairy Asia, an indirect wholly-owned subsidiary of Groupe DANONE S.A., entered into a joint venture agreement to establish a weight management business in the People’s Republic of China. Pursuant to the terms of the joint venture agreement, Weight Watchers Asia and Danone Dairy Asia own 51% and 49%, respectively, of the new entity, called Weight Watchers Danone China Limited (the “Joint Venture”). The Joint Venture is expected to commence retail operations in the People’s Republic of China within the next year.

Because the Company has a direct controlling financial interest in the Joint Venture, it began to consolidate this entity in the first quarter of fiscal 2008 under the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”

5.	Goodwill and Intangible Assets

The Company performed its annual impairment review of goodwill and other indefinite-lived intangible assets as of December 29, 2007 and determined that no impairment existed. Goodwill is due mainly to the acquisition of the Company by the H.J. Heinz Company in 1978 and the acquisition of WW.com in 2005. For the three months ended March 29, 2008, the change in goodwill is due to foreign currency fluctuations. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the three months ended March 29, 2008, the change in franchise rights acquired is due to the acquisition of our Palm Beach franchisee and foreign currency fluctuations.

Aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $2,487 and $1,668 for the three months ended March 29, 2008 and March 31, 2007, respectively.

The carrying amount of finite-lived intangible assets as of March 29, 2008 and December 29, 2007 was as follows:

	March 29, 2008		December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software costs	$29,285	$11,903	$28,067	$10,516
Trademarks	8,559	8,003	8,540	7,937
Website development costs	21,085	12,645	19,970	11,673
Other	5,741	4,672	5,741	4,650

	$64,670	$37,223	$62,318	$34,776

Estimated amortization expense of existing finite lived intangible assets for the next five fiscal years is as follows:

Remainder of 2008	$7,409
2009	$8,323
2010	$5,595
2011	$3,572
2012	$836

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.	Long-Term Debt

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

On January 26, 2007, in connection with the Tender Offer (as defined in Note 7) and the share repurchase from Artal (as defined in Note 7), the Company increased its debt capacity by adding an Additional Term Loan A in the amount of $700,000 and a new Term Loan B in the amount of $500,000. The Company utilized (a) $185,784 of these proceeds to pay off the WW.com Credit Facilities (defined below), (b) $461,593 to repurchase 8,548 of its shares in the Tender Offer and (c) $567,617 to repurchase 10,511 of its shares from Artal. In connection with the early extinguishment of the WW.com Credit Facilities, the Company recorded a charge of $3,021 in the first quarter of 2007 relating to the write-off of the deferred financing costs associated with the WW.com Credit Facilities. The Additional Term Loan A and Term Loan B mature in January 2013 and January 2014, respectively. At March 29, 2008, the Company had $436,409 of availability under the Revolver.

The Term Loan A, Additional Term Loan A and the Revolver bear interest at an initial rate equal to LIBOR plus 1.25% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility agreements). During the first quarter of fiscal 2008, the interest rate on the Term Loan A, Additional Term Loan A and Revolver was reduced to LIBOR plus 1.0% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility agreements). The Term Loan B bears interest at an initial rate equal to LIBOR plus 1.5% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility agreements). In addition to paying interest on outstanding principal under the WWI Credit Facility, the Company is required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at an initial rate equal to 0.25% per annum. During the first quarter of fiscal 2008, this commitment fee was reduced to 0.20% per annum.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At March 29, 2008, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

On March 20, 2008, Standard & Poor’s affirmed its “BB+” rating on the WWI Credit Facility. On March 31, 2008, Moody’s affirmed its “Ba1” rating for the WWI Credit Facility.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

WW.com Credit Facilities

On December 16, 2005, WW.com borrowed $215,000 consisting of (i) a five year, senior secured first lien term loan facility in an aggregate principal amount of $170,000 and (ii) a five and one-half year, senior secured second lien term loan facility in an aggregate principal amount of $45,000, pursuant to two credit agreements among WW.com, Credit Suisse, as administrative agent and collateral agent, and the participating lenders (the “WW.com Credit Facilities”). As discussed above, the WW.com Credit Facilities were repaid in full in January 2007.

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

During the three months ended March 29, 2008, the Company purchased no shares of its common stock in the open market. Other than shares repurchased in connection with the Tender Offer and the share repurchase from Artal Holdings Sp. z o.o., an indirect subsidiary of Artal Group, S.A., (Artal Group, S.A., together with its parent and subsidiaries, “Artal”) referred to below, the Company purchased no additional shares of its common stock during the three months ended March 31, 2007.

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended
	March 29, 2008	March 31, 2007
Numerator:
Net income	$57,367	$53,826

Denominator:
Weighted-average shares of common stock outstanding	79,467	85,066
Effect of dilutive common stock equivalents	307	636

Weighted-average diluted common shares outstanding	79,774	85,702

EPS:
Basic	$0.72	$0.63
Diluted	$0.72	$0.63

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 1,324 and 984 for the three months ended March 29, 2008 and March 31, 2007, respectively.

9.	Stock Plans

On May 12, 2004 and December 16, 1999, respectively, WWI’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”) and the 1999 Stock Purchase and Option Plan (the “1999 Plan,” and together with the 2004 Plan, the “Stock Plans”). These plans are designed to promote the long-term financial interests and growth of the Company by attracting, motivating and retaining management with the ability to contribute to the success of the business and aligning compensation for our management over a multi-year period directly with the interests of the shareholders of WWI. The Board of Directors or a committee thereof administers the Stock Plans. See also Note 16.

Under the 2004 Plan, grants may take the following forms at the Board of Directors’ or a committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (“RSUs”) and other share-based awards. As of its effective date, the maximum number of shares available for grant under the 2004 Plan is 2,500.

Under the 1999 Plan, grants may take the following forms at the Board of Directors’ or a committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, purchase stock, dividend equivalent rights, performance units, performance shares and other share-based grants. The maximum number of shares available for grant under this plan was 7,058 shares of authorized common stock.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On March 28, 2008, the Company granted 310 options and 86 RSUs to certain members of management. The options and RSUs will vest over three years and the options will expire 10 years from the date of grant. The options and RSUs had an aggregate estimated grant-date fair value of $3,565 and $3,487, respectively.

10.	Income Taxes

The effective tax rate for the three months ended March 29, 2008 and March 31, 2007 was 38.8% and 38.5%, respectively. For the three months ended March 29, 2008 and March 31, 2007 the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes, offset by lower statutory rates in certain foreign jurisdictions.

11.	Legal

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

On January 21, 2008, the High Court ruled by denying HMRC’s appeal in part by upholding the VAT Tribunal’s decision to the extent that, at the first meeting which members attend, meetings fees associated with such meeting are partially subject to 17.5% VAT. However, the High Court allowed HMRC’s appeal in relation to meetings subsequent to the first meeting and concluded that meetings fees associated with subsequent meetings are fully subject to 17.5% VAT. The Company intends to vigorously defend the VAT Tribunal’s ruling and on April 1, 2008, filed an appeal to the Court of Appeal in part against the High Court’s ruling in relation to meetings subsequent to the first meeting. On April 16, 2008, HMRC filed an appeal to the Court of Appeal in part against the High Court’s ruling in relation to the first meeting which members attend. A hearing at the Court of Appeal is expected to occur in the second quarter of fiscal 2008. If Weight Watchers meetings fees in the U.K. are deemed to be fully subject to 17.5% VAT, we estimate the amount owed to HMRC would be approximately $55,000 at March 29, 2008, covering fiscal 2005 through the first quarter of fiscal 2008, against which we have recorded a reserve of approximately $26,100 at March 29, 2008, which represents management’s most appropriate estimate of loss. If the Company is ultimately unsuccessful in establishing that Weight Watchers meetings fees in the U.K. are partially subject to 17.5% VAT, or if it is determined that a greater proportion of Weight Watchers meetings fees as compared to HMRC’s prior rulings is subject to 17.5% VAT, we may incur monetary liability in excess of reserves previously recorded and our U.K. results of operations may be adversely affected in the future. It is also possible that our cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the ultimate disposition of this matter, to the extent not previously provided for, will not have a material impact on our financial position or ongoing results of operations or cash flows.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On July 27, 2007, HMRC issued to the Company notices of determination and decisions that, for the period April 2001 to April 2007, our leaders and certain other service providers should have been classified as employees for tax purposes and, as such, we should have withheld tax from the leaders and certain other service providers pursuant to the PAYE and NIC collection rules and remitted such amounts to the HMRC. As of the end of the first quarter of fiscal 2008, the assessment associated with the notices of determination and decisions is approximately $27,000. It is the Company’s view that the U.K. leaders and other service providers identified by HMRC in its notices and decisions are self-employed and no withholding by the Company was required. On September 3, 2007, the Company appealed HMRC’s notices and decisions as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us. The Company intends to vigorously pursue this appeal and, although there can be no assurances, we believe we will ultimately prevail in our appeal. If such appeal is unsuccessful, it is possible that our cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material impact on our financial position or ongoing results of operations or cash flows.

Due to the nature of its activities, the Company is also, at times, subject to pending and threatened legal actions that arise out of the ordinary course of business. The Company has had and continues to have disputes with certain of its franchisees. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

12.	Derivative Instruments and Hedging

The Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of March 29, 2008 and March 31, 2007, the Company held contracts for interest rate swaps with notional amounts totaling $900,000 and $1,050,000, respectively. The Company is hedging forecasted transactions for periods not exceeding the next five years. At March 29, 2008, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income/(loss) will be reclassified to the statement of operations within the next twelve months.

As of March 29, 2008, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive income/(loss) in the amount of $32,097 ($52,620 before taxes). As of March 31, 2007, cumulative gains for qualifying hedges were reported as a component of accumulated other comprehensive income/(loss) in the amount of $626 ($1,026 before taxes). For the three months ended March 29, 2008 and March 31, 2007, there were no fair value adjustments recorded in the statement of operations since all hedges are considered qualifying.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement amends and expands the disclosure requirements related to derivative instruments and hedging activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Company is required to adopt the provisions of this statement at the beginning of fiscal 2009, at which time it will amend its disclosures accordingly.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.	Fair Value Measurements

On December 30, 2007, the Company adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Debt

The fair value of the Company’s debt, which is utilized for annual disclosure purposes only, is determined by utilizing quotes and market interest rates currently available to the Company for issuances of debt with similar terms and remaining maturities.

Derivative Financial Instruments

The fair values for the derivative financial instruments are valued using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates. See Note 12 for disclosures related to derivative financial instruments. The following table presents the aggregate fair value of the Company’s derivative financial instruments at March 29, 2008.

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$52,687	—	$52,687	—

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 to fiscal 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company adopted this Staff Position beginning December 30, 2007 and deferred the application of SFAS 157 to goodwill and other intangible assets, net, until the beginning of fiscal 2009.

On December 30, 2007, the Company adopted the provisions of FASB Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to make an irrevocable election to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be recorded in earnings at each subsequent reporting date. Upon adopting SFAS 159, the Company did not elect the fair value option under this standard for any of its financial assets or liabilities.

14.	Comprehensive Income

Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Net income	$57,367	$53,826
Foreign currency translation adjustments	(1,219)	1,234
Current period changes in fair value of derivatives	(17,104)	(328)

Comprehensive income	$39,044	$54,732

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.	Segment Data

The Company has two operating segments, each of which is a reportable segment: WWI and WW.com. These are two separate and distinct businesses for which discrete financial information is available. This discrete financial information is maintained and managed separately and is reviewed regularly by the chief operating decision maker. All intercompany activity is eliminated in consolidation.

Information about the Company’s reportable operating segments is as follows:

	Three Months Ended March 29, 2008
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$390,504	$46,523	$—	$437,027
Intercompany revenue	4,352	105	(4,457)	—

Total revenue	394,856	46,628	(4,457)	437,027

Depreciation and amortization	6,376	2	—	6,378

Operating income	105,732	10,280	—	116,012

Interest expense				25,317
Other income, net				(2,435)
Provision for taxes				36,129

Income before minority interest				$57,001

Total assets	$1,269,370	$120,043	$(294,307)	$1,095,106

	Three Months Ended March 31, 2007
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$362,946	$36,455	$—	$399,401
Intercompany revenue	3,421	866	(4,287)	—

Total revenue	366,367	37,321	(4,287)	399,401

Depreciation and amortization	3,453	911	—	4,364

Operating income	104,432	11,313	—	115,745

Interest expense				25,213
Other income, net				(11)
Early extinguishment of debt				3,021
Provision for taxes				33,696

Net income				$53,826

Total assets	$1,267,742	$53,272	$(301,833)	$1,019,181

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.	Subsequent Event

On May 6, 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) at its annual meeting of shareholders. This plan is designed to promote the long-term financial interests and growth of the Company by attracting, motivating and retaining management with the ability to contribute to the success of the business and aligning compensation for the Company’s management over a multi-year period directly with the interests of the shareholders of the Company. The Board of Directors or a committee thereof administers the 2008 Plan. As of its effective date, the maximum number of shares available for grant under the 2008 Plan is 3,000, subject to increase and adjustment as set forth in the 2008 Plan.

17.	Other Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”. This Statement established principles and requirements for how the acquirer (a) recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired and (c) determines what information to disclose. This Statement is effective for business combinations for which the acquisition date is on or after January 4, 2009, the first day of fiscal 2009. The impact to the Company of adopting this standard will depend on the nature, terms and size of any business combinations completed after the effective date.

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

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise: “we”, “us”, “our” and the “Company” refers to Weight Watchers International, Inc. and all of its subsidiaries consolidated for purposes of its financial statements, including WeightWatchers.com, Inc. and all of its subsidiaries; “Weight Watchers International” or “WWI” refers to Weight Watchers International, Inc. and all of its subsidiaries other than WeightWatchers.com, Inc. and subsidiaries of WeightWatchers.com, Inc.; “WeightWatchers.com” or “WW.com” refers to WeightWatchers.com, Inc. and all of its subsidiaries; and “NACO” refers to our North American Company-owned operations.

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Quarterly Report on Form 10-Q:

•	“fiscal 2005” refers to our fiscal year ended December 31, 2005;

•	“fiscal 2006” refers to our fiscal year ended December 30, 2006;

•	“fiscal 2007” refers to our fiscal year ended December 29, 2007;

•	“fiscal 2008” refers to our fiscal year ended January 3, 2009;

•	“fiscal 2009” refers to our fiscal year ended January 2, 2010;

•	“fiscal 2010” refers to our fiscal year ended January 1, 2011;

•	“fiscal 2011” refers to our fiscal year ended December 31, 2011; and

•	“fiscal 2012” refers to our fiscal year ended December 29, 2012.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2007 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively, the “Consolidated Financial Statements”). Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” and similar expressions in this Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•

competition, including price competition and competition with self-help, pharmaceutical, surgical, dietary supplements and meal replacement products, and other weight-management brands, diets, programs and products;

•	risks associated with the relative success of our marketing and advertising;

•	risks associated with the continued attractiveness of our plans;

•	risks associated with general economic conditions and consumer confidence; and

•	the other factors discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2007.

You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed herein, could cause our results to differ materially from those expressed or suggested in any forward-looking statements. Except as required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2007. Our critical accounting policies have not changed since the end of fiscal 2007.

RESULTS OF OPERATIONS

Net revenues were $437.0 million for the three months ended March 29, 2008, an increase of $37.6 million, or 9.4%, from $399.4 million for the three months ended March 31, 2007. Revenues increased $37.6 million, driven by a $20.6 million increase in meeting fees, a $4.8 million increase in product sales, a $9.9 million increase in Internet revenues and a $2.7 million increase in licensing revenues, partially offset by a $0.4 million decrease in other revenues. Net revenues include $14.2 million, or 3.6%, of benefit from favorable foreign currency exchange rates.

Our first quarter results were negatively impacted by the timing of the Easter and New Years Day holidays. Because New Years Day occurred on Tuesday in fiscal 2008 as compared to Monday in fiscal 2007, we lost one day of business in the first week of the fiscal year. We reopened post-holiday one day later, on Wednesday as compared to Tuesday last year. Further, many of our members extended their holiday and did not begin their weight loss effort until the following Monday, January 7th. The combined estimate of lost attendances in our first week of fiscal 2008, as compared to our first week of fiscal 2007, resulting from New Years timing was as much as 25% in the U.S. and as much as double that in many of our international markets. We estimate that this resulted in an attendance decrease for the entire first quarter of more than 1%.

The Easter shift had a somewhat larger effect. Easter occurred two weeks earlier this year, in March 2008, as compared to April 2007. Historically, the week prior to and the week after Easter Sunday are low attendance weeks, as they were this year, resulting in an estimated decrease of 1.5% to first quarter attendance.

For the three months ended March 29, 2008, global meeting fees totalled $255.5 million versus $234.9 million for the same period in the prior year, an increase of $20.6 million, or 8.8%, including the favorable impact of foreign currency translation. Global attendance volumes in the quarter decreased 6.7% compared to the comparable prior year quarter, resulting in total global attendance of 17.5 million, down 1.2 million from 18.7 million in the comparable prior year period. First quarter 2008 paid weeks were 24.2 million in the global meeting business, a 6.5% increase versus the first quarter of 2007. Accordingly, global meeting fees grew in the quarter despite the 6.7% decline in global attendance. The excess of paid weeks growth over attendance decline was the key driver of the 12.8% increase in the average meeting fee per attendee on a constant currency basis.

In NACO, meeting fees for the three months ended March 29, 2008 were $166.3 million, up $11.2 million, or 7.2%, from $155.1 million for the three months ended March 31, 2007. Attendances declined 5.0% versus the prior year quarter to 10.5 million including the impact of acquisitions, and declined 6.7% without the benefit of acquisitions. Paid weeks rose 7.5% as a result of the continued success of NACO’s Monthly Pass commitment plan, outpacing attendance and thereby driving a 12.9% increase in the average meeting fee.

International meeting fees were $89.2 million for the three months ended March 29, 2008, an increase of $9.4 million, or 11.8%, from $79.8 million for the three months ended March 31, 2007. On a local currency basis, total international meeting fees rose 2.8% above the comparable prior year quarter. Paid weeks in total in our international meeting business increased 4.5%, with the U.K. up 6.5% and Continental Europe up 5.1%. The introduction of Monthly Pass in the U.K. and Germany in the third quarter of fiscal 2007, coupled with a concurrent price increase in the U.K., drove international meeting fee revenue growth, despite a 9.3% decline in attendances.

Global product sales for the three months ended March 29, 2008 were $110.1 million, up $4.8 million, or 4.6%, from $105.3 million for the three months ended March 31, 2007. In NACO, product sales increased 1.4%, or $0.8 million, to $57.7 million in the first quarter of fiscal 2008. Internationally, product sales increased 8.3%, or $4.0 million, to $52.4 million. On a local currency basis, international product sales declined 1.1%. Product sales per attendance, however, increased significantly across all of our markets. Regular launches of new in-meeting consumables and rotation of product offerings, as well as updating our enrollment products every year, have driven a trend of product sales per attendance growth quarter after quarter, including the first quarter of fiscal 2008.

Internet revenues, which include subscription revenue from sales of Weight Watchers Online and Weight Watchers eTools, as well as Internet advertising revenue, grew $9.9 million, or 27.8%, to $45.5 million for the three months ended March 29, 2008 from $35.6 million for the three months ended March 31, 2007. End-of-period active Weight Watchers Online subscribers increased 30.0%, from 603,000 in the first quarter of fiscal 2007 to 784,000 in the first quarter of fiscal 2008. Strong signup volumes in the U.S., Canada, U.K. and Germany, combined with launches in France and the Netherlands, contributed to this growth.

Other revenue, comprised primarily of licensing revenues and our publications, was $20.7 million for the three months ended March 29, 2008, an increase of $2.2 million, or 11.9%, from $18.5 million for the three months ended March 31, 2007. Licensing revenues increased $2.7 million, or 18.6%, globally as a result of new product launches in the U.S. and higher royalty rates on existing licenses in the U.K.

Franchise royalties were $3.6 million in the U.S. and Canada and $1.6 million internationally for the three months ended March 29, 2008. Total franchise royalties were $5.2 million, up 2.0% from $5.1 million in the prior year. Excluding lost commissions resulting from our recent acquisitions, franchise royalties rose 6.7%.

Cost of revenues was $191.1 million for the three months ended March 29, 2008, an increase of $17.8 million, or 10.3%, from $173.3 million for the three months ended March 31, 2007. Gross profit margin of 56.3% of sales for the three months ended March 29, 2008 compares to 56.6% of sales for the same period in the prior year, 30 basis points lower largely due to an increase in expenses related to Monthly Pass in the U.K. and Germany and other adjustments to service provider compensation.

Marketing expenses for the three months ended March 29, 2008 increased $16.3 million, or 23.0%, to $87.1 million, from $70.8 million for the three months ended March 31, 2007. A large portion of the increase is timing. Due to this year’s early Easter, we launched our spring marketing campaign during the last two weeks of the first quarter of fiscal 2008, effectively shifting $6.1 million of marketing expense into the first quarter. Since Easter was in April last year, the comparable start of the spring marketing campaign was in the second quarter of 2007, and accordingly, the comparable marketing expense was recorded in the second fiscal quarter last year rather than in the first quarter, which is the case in 2008.

Additionally, we invested heavily in the WeightWatchers.com business, using television advertising for the first time in the U.K. and Germany, and increasing online advertising in all WeightWatchers.com geographies. In our international meeting business, more expensive primetime television media drove increases in expense as well. As a percentage of net revenues, marketing expenses were 19.9% for the three months ended March 29, 2008, as compared to 17.7% in the same period last year. Excluding the impact of this year’s early Easter holiday, marketing expenses were 18.5% of net revenues for the three months ended March 29, 2008.

Selling, general and administrative expenses were $42.8 million for the three months ended March 29, 2008 as compared to $39.6 million for the three months ended March 31, 2007, an increase of $3.2 million. More than all of the increase resulted from information technology costs, representing our ongoing investment to upgrade our systems infrastructure. Higher expense in this area resulted from a combination of increased depreciation as we brought new systems online, and higher maintenance related to new systems already put in service. Despite this increase in absolute dollars, selling, general and administrative expenses declined slightly as a percentage of net revenues, to 9.8% for the three months ended March 29, 2008, from 9.9% in the same period last year.

First quarter 2008 operating income was $116.0 million as compared to $115.7 million in the first quarter of 2007, an increase of $0.3 million, or 0.3%. The operating income margin was 26.5% in this year’s first quarter, a decrease of 250 basis points from 29.0% for the comparable period last year. This reduction in margin was the result of higher marketing expense, which more than offset the favorable impact of lower selling, general and administrative expense as a percentage of revenue in the quarter.

While average debt outstanding rose approximately $132.4 million in the first quarter this year versus the first quarter last year, net interest charges increased only slightly, to $25.3 million for the three months ended March 29, 2008, from $25.2 million for the three months ended March 31, 2007. The first quarter average effective interest rate this year declined more than 50 basis points, to 6.01%, versus 6.52% the year earlier. The decline in the effective interest rate was due to market conditions and the 0.25% reduction in our interest rate spread over LIBOR for the Term Loan A, Additional Term Loan A and the Revolver, which took effect at the end of February 2008.

For the three months ended March 29, 2008, we reported other income of $2.4 million, primarily the result of the impact of foreign currency translation on intercompany transactions.

In the first quarter of fiscal 2007, we recorded a charge of $3.0 million for early extinguishment of debt. This charge reflected the write-off of deferred financing costs associated with the WW.com Credit Facilities, which were paid down during that period (as further explained in Note 6 to the Consolidated Financial Statements).

Our effective tax rate for the three months ended March 29, 2008 was 38.8%, as compared to 38.5% for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

For the three months ended March 29, 2008, cash and cash equivalents were $59.4 million, an increase of $19.5 million from December 29, 2007. Cash flows provided by operating activities were $105.9 million, exceeding the period’s $57.4 million net income by $48.5 million. The excess of cash over net income arose from changes in our working capital, as described below, and differences between book and cash taxes. Funds used for investing and financing activities combined totaled $88.4 million.

Investing activities utilized $19.8 million, including $13.0 million for franchise acquisitions and $6.8 million for capital spending. Cash used for financing activities totaled $68.6 million, including dividend payments of $13.9 million and long-term debt payments of $59.6 million.

For the three months ended March 31, 2007, cash and cash equivalents were $53.9 million, an increase of $16.4 million from December 30, 2006. Cash flows provided by operating activities were $102.3 million, including $6.9 million used by WW.com’s operating activities. The cash provided by operations exceeded our net income of $53.8 million, with the excess arising from changes in our working capital, in particular a significant increase in deferred revenues, and differences between book and cash taxes. Funds used for investing and financing activities combined totaled $86.3 million. Investing activities utilized $6.8 million, primarily for capital expenditures of $3.2 million, software expenditures of $2.3 million and website development expenditures of $1.3 million. Cash used for financing activities totaled $79.5 million. This included the repurchase of 19.1 million shares of our common stock for $1,033.1 million in connection with a tender offer in which we sought to acquire up to 8.3 million shares of our common stock at a price between $47.00 and $54.00 per share (the “Tender Offer”) and share repurchase from Artal Holdings Sp. z o.o., an indirect subsidiary of Artal Group, S.A., and dividend payments of $17.1 million, financed primarily by net proceeds from borrowings of $968.9 million. We refer to Artal Group, S.A. together with its parent and subsidiaries as “Artal.”

Balance Sheet

Comparing our balance sheet at March 29, 2008 with that at December 29, 2007, our cash balance increased by $19.5 million. Our working capital deficit at March 29, 2008 was $251.7 million, including $59.4 million of cash (as noted above), as compared to $172.1 million at December 29, 2007, including $39.8 million of cash. Excluding the change in cash, the working capital deficit increased by $99.1 million during the first quarter of fiscal 2008.

Of the $99.1 million increase in negative working capital, approximately $35.9 million related to operational items and $64.1 million represented increases in the current portion of our long-term debt and in our derivative payable due to changes in the interest rate yield curve. Negative working capital decreased by $0.9 million as a result of higher deferred taxes. The $35.9 million of operational items is in keeping with the normal seasonality of the business and includes $30.7 million higher deferred revenue for member prepayments associated with our commitment plans. In addition, the movement of our receivable, inventory and payables balances was typical. Inventories declined $4.8 million and net payables and accrued expenses were $9.1 million higher. The $8.7 million growth in the receivables balance in the quarter was partially offsetting.

Long-Term Debt

As of March 29, 2008, our credit facility consisted of Term Loan A, Additional Term Loan A, Term Loan B, and a revolving credit facility, or the Revolver, collectively, the WWI Credit Facility. At March 29, 2008, we had debt of $1,588.5 million and had additional availability under our $500.0 million Revolver of $436.4 million.

At March 29, 2008 and December 29, 2007, our debt consisted entirely of variable-rate instruments. The average interest rate on our debt was approximately 5.8% and 6.5% per annum at March 29, 2008 and December 29, 2007, respectively.

The following schedule sets forth our long-term debt obligations and interest rates at March 29, 2008:

Long-Term Debt

At March 29, 2008

(Balances in millions)

	Balance	Interest Rate
Revolver due 2011	$61.0	3.73%
Term Loan A due 2011	332.5	5.25%
Additional Term Loan A due 2013	700.0	5.88%
Term Loan B due 2014	495.0	6.38%

Total Debt	1,588.5
Less Current Portion	80.6

Total Long-Term Debt	$1,507.9

The Term Loan A, Additional Term Loan A and the Revolver bear interest at an initial rate equal to LIBOR plus 1.25% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreements). During the first quarter of fiscal 2008, the interest rate on the Term Loan A, Additional Term Loan A and the Revolver was reduced to LIBOR plus 1.0% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreements). The Term Loan B bears interest at an initial rate equal to LIBOR plus 1.5% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreements). In addition to paying interest on outstanding principal under the WWI Credit Facility, we are required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at an initial rate equal to 0.25% per year. During the first quarter of fiscal 2008, this commitment fee was reduced to 0.20% per annum.

The WWI Credit Facility contains customary covenants, including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy financial condition tests. At March 29, 2008, we complied with all of the required financial ratios and also met all of the financial condition tests and we expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

On March 20, 2008, Standard & Poor’s affirmed its “BB+” rating on the WWI Credit Facility. On March 31, 2008, Moody’s affirmed its “Ba1” rating for the WWI Credit Facility.

The following schedule sets forth our year-by-year debt obligations:

Total Debt Obligation

(Including Current Portion)

As of March 29, 2008

(in millions)

Remainder of 2008	$40.0
2009	162.5
2010	215.0
2011	416.0
2012	229.0
Thereafter	526.0

Total	$1,588.5

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

Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors they may deem relevant. Our Board of Directors may decide at any time to increase or decrease the amount of dividends or discontinue the payment of dividends based on these factors. The WWI Credit Facility also contains restrictions on our ability to pay dividends on our common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” for a description of the WWI Credit Facility and these restrictions.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends so long as we are not in default under our credit agreement. However, payment of extraordinary dividends shall not exceed $150 million in any fiscal year if net debt to EBITDA (as defined in the WWI Credit Facility agreements) is greater than 3.75:1 and investment grade rating date (as defined in the WWI Credit Facility agreements) has not occurred. We do not expect this restriction to impair our ability to pay dividends, but it could do so.

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

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding an additional $250.0 million to this plan. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under the program. Other than the aforementioned Tender Offer and share repurchase from Artal, we purchased no additional shares of our common stock during the three months ended March 29, 2008 or March 31, 2007.

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

RELATED PARTY TRANSACTIONS

For a discussion of related party transactions affecting us, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” of our Annual Report on Form 10-K for fiscal 2007. Other than during the normal course of business, the related party transactions affecting us have not changed since the end of fiscal 2007.

SEASONALITY

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in 2008, Easter fell on March 23, which means that our spring marketing campaign began in the first quarter of fiscal 2008 but began in the second quarter of fiscal 2007. Our operating income for the first half of the year is generally the strongest. While WW.com experiences similar seasonality in terms of new subscriber signups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement amends and expands the disclosure requirements related to derivative instruments and hedging activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. We are required to adopt the provisions of this statement at the beginning of fiscal 2009 and we do not expect this adoption to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement establishes accounting and reporting standards for noncontrolling interests, sometimes referred to as minority interests. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or ongoing cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”. This statement established principles and requirements for how the acquirer (a) recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired and (c) determines what information to disclose. This statement is effective for business combinations for which the acquisition date is on or after January 4, 2009, the first day of fiscal 2009. The impact to us of adopting this standard will depend on the nature, terms and size of any business combinations completed after the effective date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since 100% of our debt is variable rate-based, any changes in market interest rates will cause an equal change in our interest expense associated with our long-term debt. Accordingly, we have entered into interest rate swaps to hedge a substantial portion of our variable rate debt, which mitigate a substantial portion of the associated market risk.

For a more detailed discussion of our quantitative and qualitative disclosures about market risks that affect us, see Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” of our Annual Report on Form 10-K for fiscal 2007. Our exposure to market risks has not changed materially since the end of fiscal 2007.

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

On January 21, 2008, the High Court ruled by denying HMRC’s appeal in part by upholding the VAT Tribunal’s decision to the extent that, at the first meeting which members attend, meetings fees associated with such meeting are partially subject to 17.5% VAT. However, the High Court allowed HMRC’s appeal in relation to meetings subsequent to the first meeting and concluded that meetings fees associated with subsequent meetings are fully subject to 17.5% VAT. We intend to vigorously defend the VAT Tribunal’s ruling and on April 1, 2008, filed an appeal to the Court of Appeal in part against the High Court’s ruling in relation to meetings subsequent to the first meeting. On April 16, 2008, HMRC filed an appeal to the Court of Appeal in part against the High Court’s ruling in relation to the first meeting which members attend. A hearing at the court of Appeal is expected to occur in the second quarter of fiscal 2008. If Weight Watchers meetings fees in the U.K. are deemed to be fully subject to 17.5% VAT, we estimate the amount owed to HMRC would be approximately $55 million at March 29, 2008, covering fiscal 2005 through the first quarter of fiscal 2008, against which we have recorded a reserve of approximately $26.1 million at March 29, 2008, which represents management’s most appropriate estimate of loss. If we are ultimately unsuccessful in establishing that Weight Watchers meetings fees in the U.K. are partially subject to 17.5% VAT, or if it is determined that a greater proportion of Weight Watchers meetings fees as compared to HMRC’s prior rulings is subject to 17.5% VAT, we may incur monetary liability in excess of reserves previously recorded and our U.K. results of operations may be adversely affected in the future. It is also possible that our cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the ultimate disposition of this matter, to the extent not previously provided for, will not have a material impact on our financial position or ongoing results of operations or cash flows.

On July 27, 2007, HMRC issued to us notices of determination and decisions that, for the period April 2001 to April 2007, our leaders and certain other service providers should have been classified as employees for tax purposes and, as such, we should have withheld tax from the leaders and certain other service providers pursuant to the PAYE and NIC collection rules and remitted such amounts to the HMRC. As of the end of the first quarter of fiscal 2008, the assessment associated with the notices of determination and decisions is approximately $27 million. It is our view that the U.K. leaders and other service providers identified by HMRC in its notices and decisions are self-employed and no withholding by us was required. On September 3, 2007, we appealed HMRC’s notices and decisions as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us. We intend to vigorously pursue this appeal and, although there can be no assurances, we believe we will ultimately prevail in our appeal. If such appeal is unsuccessful, it is possible that our cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material impact on our financial position or ongoing results of operations or cash flows.

Due to the nature of our activities, we are also, at times, subject to pending and threatened legal actions that arise out of the ordinary course of business. We have had and continue to have disputes with certain of our franchisees. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on our results of operations, financial condition or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors at March 29, 2008 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for fiscal 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We made no stock repurchases during the quarter ended March 29, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report under this item.

ITEM 5.	OTHER INFORMATION

On May 6, 2008, our shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) at our annual meeting of shareholders. The full text of the 2008 Plan is appended to our 2008 Proxy Statement filed with the Securities and Exchange Commission on March 31, 2008, and the description of the 2008 Plan is in the section of our 2008 Proxy Statement titled “Proposal No. 2: Approval of the 2008 Stock Incentive Plan,” which is incorporated herein by reference. As of its effective date, the maximum number of shares available for grant under the 2008 Plan is 3 million, subject to increase and adjustment as set forth in the 2008 Plan.

ITEM 6.	EXHIBITS

Exhibit 10.1	Joint Venture Agreement, dated as of February 5, 2008, between Danone Dairy Asia and Weight Watchers Asia Holdings Ltd.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: May 8, 2008	By:	/s/ DAVID P. KIRCHHOFF
David P. Kirchhoff President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2008	By:	/s/ ANN M. SARDINI
Ann M. Sardini Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 10.1	Joint Venture Agreement, dated as of February 5, 2008, between Danone Dairy Asia and Weight Watchers Asia Holdings Ltd.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.