Form 10-Q
period 2008-06-28
WEIGHT WATCHERS INTERNATIONAL INC
filed 2008-08-07
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting group)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of common stock outstanding as of July 31, 2008 was 78,414,221.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	June 28, 2008	December 29, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$74,442	$39,823
Receivables, net	46,866	42,368
Inventories, net	32,502	44,607
Deferred income taxes	20,109	20,104
Prepaid expenses and other current assets	41,777	39,434

TOTAL CURRENT ASSETS	215,696	186,336
Property and equipment, net	38,604	36,156
Franchise rights acquired	763,687	724,188
Goodwill	51,399	51,364
Trademarks and other intangible assets, net	29,894	29,035
Deferred income taxes	—	9,917
Deferred financing costs and other noncurrent assets	7,850	9,225

TOTAL ASSETS	$1,107,130	$1,046,221

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$70,625	$45,625
Accounts payable	35,136	42,678
Dividend payable	14,100	14,233
Derivative payable	30,248	23,546
U. K. VAT liability	61,104	23,428
Accrued liabilities	122,142	130,236
Income taxes payable	6,201	19,296
Deferred revenue	86,365	59,389

TOTAL CURRENT LIABILITIES	425,921	358,431

Long-term debt	1,559,875	1,602,500
Deferred income taxes	3,449	1,786
Other	10,808	9,834

TOTAL LIABILITIES	2,000,053	1,972,551
SHAREHOLDERS’ DEFICIT
Dividend to Artal Luxembourg S.A.	(304,835)	(304,835)
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	—	—
Treasury stock, at cost, 33,580 shares at June 28, 2008 and 32,578 shares at December 29, 2007	(1,622,748)	(1,570,054)
Retained earnings	1,036,988	950,213
Accumulated other comprehensive loss	(2,328)	(1,654)

TOTAL SHAREHOLDERS' DEFICIT	(892,923)	(926,330)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,107,130	$1,046,221

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	June 28, 2008	June 30, 2007
Meeting fees, net	$224,868	$232,719
Product sales and other, net	125,780	115,114
Internet revenues	49,366	38,444

Revenues, net	400,014	386,277
Cost of meetings, products and other	180,783	158,918
Cost of Internet revenues	9,170	7,743

Cost of revenues	189,953	166,661

Gross profit	210,061	219,616
Marketing expenses	59,574	53,593
Selling, general and administrative expenses	49,214	42,732

Operating income	101,273	123,291
Interest expense	21,561	29,036
Other income, net	(20)	(92)

Income before income taxes and minority interest	79,732	94,347
Provision for income taxes	33,372	36,324

Income before minority interest	46,360	58,023
Minority interest	278	—

Net income	$46,638	$58,023

Earnings per share:
Basic	$0.59	$0.74

Diluted	$0.59	$0.73

Weighted average common shares outstanding:
Basic	78,840	78,731

Diluted	79,127	79,351

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended
	June 28, 2008	June 30, 2007
Meeting fees, net	$480,366	$467,574
Product sales and other, net	261,775	244,024
Internet revenues	94,900	74,080

Revenues, net	837,041	785,678
Cost of meetings, products and other	363,304	325,056
Cost of Internet revenues	17,781	14,899

Cost of revenues	381,085	339,955

Gross profit	455,956	445,723
Marketing expenses	146,625	124,371
Selling, general and administrative expenses	92,046	82,316

Operating income	217,285	239,036
Interest expense	46,878	54,249
Other income, net	(2,455)	(103)
Early extinguishment of debt	—	3,021

Income before income taxes and minority interest	172,862	181,869
Provision for income taxes	69,501	70,020

Income before minority interest	103,361	111,849
Minority interest	644	—

Net income	$104,005	$111,849

Earnings per share:
Basic	$1.31	$1.37

Diluted	$1.31	$1.36

Weighted average common shares outstanding:
Basic	79,154	81,899

Diluted	79,453	82,528

Dividends declared per common share	$0.35	$0.35

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ DEFICIT

(IN THOUSANDS)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income/(Loss)	Dividend to Artal Luxembourg, S.A.	Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at December 30, 2006	111,988	$—	14,486	$(540,318)	$6,247	$(304,835)	$770,539	$(68,367)
Comprehensive Income:
Net income							201,180	201,180
Translation adjustment, net of taxes of ($4,734)					8,049			8,049
Change in fair value of derivatives accounted for as hedges, net of taxes of $10,199					(15,950)			(15,950)

Total Comprehensive Income								193,279

Cumulative effect of adoption of FIN 48							(1,907)	(1,907)
Issuance of treasury stock under stock plans			(967)	3,908			13,453	17,361
Tax benefit of restricted stock units vested and stock options exercised							10,879	10,879
Cash dividends declared							(55,694)	(55,694)
Purchase of treasury stock			19,059	(1,033,644)				(1,033,644)
Compensation expense on share-based awards							11,763	11,763

Balance at December 29, 2007	111,988	$—	32,578	$(1,570,054)	$(1,654)	$(304,835)	$950,213	$(926,330)
Comprehensive Income:
Net income							104,005	104,005
Translation adjustment, net of taxes of $14					(175)			(175)
Change in fair value of derivatives accounted for as hedges, net of taxes of $319					(499)			(499)

Total Comprehensive Income								103,331

Issuance of treasury stock under stock plans			(191)	769			4,889	5,658
Cash dividends declared							(27,723)	(27,723)
Purchase of treasury stock			1,193	(53,463)				(53,463)
Compensation expense on share-based awards							5,604	5,604

Balance at June 28, 2008	111,988	$—	33,580	$(1,622,748)	$(2,328)	$(304,835)	$1,036,988	$(892,923)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash provided by operating activities	$177,951	$196,438

Investing activities:
Capital expenditures	(8,635)	(6,957)
Capitalized software expenditures	(3,046)	(4,526)
Website development expenditures	(2,662)	(2,697)
Cash paid for acquisitions	(39,660)	(15,679)
Other items, net	1,459	198

Cash used for investing activities	(52,544)	(29,661)

Financing activities:
Proceeds from new term loans	—	1,200,000
Payments of long-term debt	(17,625)	(284,784)
Proceeds from stock options exercised	6,018	8,593
Tax benefit from restricted stock units vested and stock options exercised	—	1,858
Repurchase of treasury stock	(53,463)	(1,033,610)
Payment of dividends	(27,855)	(30,841)
Deferred financing costs	—	(5,417)

Cash used for financing activities	(92,925)	(144,201)

Effect of exchange rate changes on cash/cash equivalents and other	2,137	1,324

Net increase in cash and cash equivalents	34,619	23,900
Cash and cash equivalents, beginning of period	39,823	37,504

Cash and cash equivalents, end of period	$74,442	$61,404

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and all of its subsidiaries. The term “Company” as used throughout this document is used to indicate Weight Watchers International, Inc. and all of its subsidiaries. The term “WWI” as used throughout this document is used to indicate Weight Watchers International, Inc. and all of its subsidiaries other than WeightWatchers.com, Inc. and all of its subsidiaries (“WW.com”). As further discussed in Note 4, effective with its formation in February 2008, the Company consolidates the financial statements of its joint venture entity, Weight Watchers Danone China Limited.

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

On January 31, 2008, the Company acquired substantially all of the assets of its Palm Beach, Florida franchisee, Weight Watchers of Palm Beach County, Inc., for a net purchase price of $12,936, plus assumed liabilities and transaction costs of $226. The total purchase price has been preliminarily allocated to franchise rights acquired ($12,600), inventory ($113), fixed assets ($299) and other current assets ($150).

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On June 13, 2008, the Company acquired substantially all of the assets of its Wichita, Kansas franchisee, Weight Watchers of Greater Wichita, Inc., for a net purchase price of $5,734. The total purchase price has been preliminarily allocated to franchise rights acquired ($5,731) and prepaid expenses ($3). Due to the timing of this acquisition, the purchase price allocation has not yet been finalized.

On June 19, 2008, the Company acquired substantially all of the assets of two of its franchisees, Weight Watchers of Syracuse, Inc. and Dieters of the Southern Tier, Inc., for a combined net purchase price of $20,935, plus assumed liabilities of $162. The total purchase price has been preliminarily allocated to franchise rights acquired ($21,056) and prepaid expenses ($41). Due to the timing of this acquisition, the purchase price allocation has not yet been finalized.

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

The Company performed its annual impairment review of goodwill and other indefinite-lived intangible assets, including franchise rights acquired, as of December 29, 2007 and determined that no impairment existed. Goodwill is due mainly to the acquisition of the Company by the H.J. Heinz Company in 1978 and the acquisition of WW.com in 2005. For the six months ended June 28, 2008, the change in goodwill is due to foreign currency fluctuations. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the six months ended June 28, 2008, the change in franchise rights acquired is due to the acquisition of four franchises during fiscal 2008, as described in Note 3, and foreign currency fluctuations.

Aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $2,671 and $5,158 for the three and six months ended June 28, 2008, respectively. Aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $1,668 and $3,447 for the three and six months ended June 30, 2007, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The carrying amount of finite-lived intangible assets as of June 28, 2008 and December 29, 2007 was as follows:

	June 28, 2008		December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software costs	$33,999	$14,706	$30,707	$11,663
Trademarks	8,657	8,075	8,540	7,937
Website development costs	22,632	13,661	19,970	11,673
Other	5,741	4,693	5,741	4,650

	$71,029	$41,135	$64,958	$35,923

Estimated amortization expense of existing finite lived intangible assets for the next five fiscal years is as follows:

Remainder of 2008	$5,492
2009	$9,718
2010	$6,976
2011	$4,600
2012	$1,329

6.	Long-Term Debt

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

On January 26, 2007, in connection with the Tender Offer (as defined in Note 7) and the share repurchase from Artal (as defined in Note 7), the Company increased its debt capacity by adding an Additional Term Loan A in the amount of $700,000 and a new Term Loan B in the amount of $500,000. The Company utilized (a) $185,784 of these proceeds to pay off the WW.com Credit Facilities (defined below), (b) $461,593 to repurchase 8,548 of its shares in the Tender Offer and (c) $567,617 to repurchase 10,511 of its shares from Artal. In connection with the early extinguishment of the WW.com Credit Facilities, the Company recorded a charge of $3,021 in the first quarter of 2007 relating to the write-off of the deferred financing costs associated with the WW.com Credit Facilities. The Additional Term Loan A and Term Loan B mature in January 2013 and January 2014, respectively. At June 28, 2008, the Company had $384,406 of availability under the Revolver.

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

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At June 28, 2008, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

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

During the six months ended June 28, 2008, the Company purchased 1,193 shares of its common stock in the open market at a total cost of $53,463. Other than shares repurchased in connection with the Tender Offer and the share repurchase from Artal Holdings Sp. z o.o., an indirect subsidiary of Artal Group, S.A., (Artal Group, S.A., together with its parent and subsidiaries, “Artal”) referred to below, the Company purchased no additional shares of its common stock during the six months ended June 30, 2007.

On December 18, 2006, the Company commenced a tender offer in which it sought to acquire up to 8,300 shares of its common stock at a price between $47.00 and $54.00 per share (the “Tender Offer”).

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Prior to the Tender Offer, the Company entered into an agreement with Artal whereby Artal agreed to sell to the Company at the same price as was determined in the Tender Offer the number of its shares necessary to keep its percentage ownership in the Company at substantially the same level after the Tender Offer. Artal also agreed not to participate in the Tender Offer so that it would not affect the determination of the price in the Tender Offer.

The Tender Offer expired at midnight on January 18, 2007, and on January 26, 2007 approximately 8,548 shares were repurchased at a price of $54.00 per share. The repurchased 8,548 shares consisted of the 8,300 shares the Company offered to purchase and 248 shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, the Company repurchased 10,511 of its shares from Artal at a purchase price of $54.00 per share pursuant to its prior agreement with Artal. In January 2007, the Company amended and supplemented the WWI Credit Facility to finance these repurchases. See Note 6.

8.	Earnings Per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Numerator:
Net income	$46,638	$58,023	$104,005	$111,849

Denominator:
Weighted-average shares of common stock outstanding	78,840	78,731	79,154	81,899
Effect of dilutive common stock equivalents	287	620	299	629

Weighted-average diluted common shares outstanding	79,127	79,351	79,453	82,528

EPS:
Basic	$0.59	$0.74	$1.31	$1.37
Diluted	$0.59	$0.73	$1.31	$1.36

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 1,662 and 1,256 for the three months ended June 28, 2008 and June 30, 2007, respectively, and 1,491 and 1,114 for the six months ended June 28, 2008 and June 30, 2007, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.	Stock Plans

On May 12, 2004 and December 16, 1999, respectively, WWI’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”) and the 1999 Stock Purchase and Option Plan (the “1999 Plan”). On May 6, 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan” and together with the 2004 Plan and the 1999 Plan, the “Stock Plans”). These plans are designed to promote the long-term financial interests and growth of the Company by attracting, motivating and retaining employees with the ability to contribute to the success of the business and aligning compensation for our employees over a multi-year period directly with the interests of the shareholders of the Company. The Board of Directors or a committee thereof administers the Stock Plans.

Under the 2008 Plan, grants may take the following forms at the Compensation and Benefit Committee’s discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock and other equity-based awards. As of its effective date, the maximum number of shares available for grant under the 2008 Plan is 3,000, subject to increase and adjustment as set forth in the 2008 Plan.

Under the 2004 Plan, grants may take the following forms at the Board of Directors’ or a committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, RSUs and other share-based awards. As of its effective date, the maximum number of shares available for grant under the 2004 Plan is 2,500.

Under the 1999 Plan, grants may take the following forms at the Board of Directors’ or a committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, purchase stock, dividend equivalent rights, performance units, performance shares and other share-based grants. The maximum number of shares available for grant under this plan was 7,058.

On March 28, 2008, the Company granted 310 options and 86 RSUs from the 2004 Plan to certain members of management. The options and RSUs will vest over three years and the options will expire 10 years from the date of grant. The options and RSUs had an aggregate estimated grant-date fair value of $3,565 and $3,487, respectively.

10.	Income Taxes

The effective tax rate for the three and six months ended June 28, 2008 was 41.9% and 40.2%, respectively. The effective tax rate for both the three and six months ended June 30, 2007 was 38.5%. For the three and six months ended June 28, 2008, the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes, increases in valuation allowances and the U.K. VAT adjustment, which caused a shift in the mix of earnings.

For the three and six months ended June 30, 2007, the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower statutory rates in certain foreign jurisdictions.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11.	Legal

U.K. VAT Matter

On July 7, 2006, the Company filed an amended notice of appeal with the U.K. VAT and Duties Tribunal, or VAT Tribunal, appealing a ruling by Her Majesty’s Revenue and Customs, or HMRC, that from April 1, 2005 Weight Watchers meetings fees in the U.K. should be fully subject to 17.5% standard rated value added tax, or VAT. For over a decade prior to April 1, 2005, HMRC had determined that Weight Watchers meetings fees in the U.K. were only partially subject to 17.5% VAT. It is the Company’s view that this prior determination by HMRC should remain in effect and this view was further supported on March 8, 2007 when the VAT Tribunal ruled that Weight Watchers meetings in the U.K. should only be partially subject to 17.5% VAT. On May 3, 2007, HMRC appealed to the High Court of Justice Chancery Division, or the High Court, against the VAT Tribunal’s ruling in the Company’s favor, and the appeal at the High Court was heard in November 2007.

On January 21, 2008, the High Court ruled by denying HMRC’s appeal in part by upholding the VAT Tribunal’s decision to the extent that, at the first meeting which members attend, meetings fees associated with such meeting are partially subject to 17.5% VAT. However, the High Court allowed HMRC’s appeal in relation to meetings subsequent to the first meeting and concluded that meetings fees associated with subsequent meetings are fully subject to 17.5% VAT. On April 1, 2008, the Company filed an appeal to the Court of Appeal in part against the High Court’s ruling in relation to meetings subsequent to the first meeting. On April 16, 2008, HMRC filed an appeal to the Court of Appeal in part against the High Court’s ruling in relation to the first meeting which members attend. Following a hearing before the Court of Appeal on June 11 and 12, 2008, the Court of Appeal issued a ruling on June 25, 2008 that Weight Watchers meetings fees in the U.K., including fees relating to the first meeting members attend, were fully subject to 17.5% VAT, thus reversing in its entirety the U.K. VAT Tribunal’s 2007 decision in the Company’s favor.

In light of the Court of Appeal’s recent ruling that Weight Watchers meetings fees in the U.K. were fully subject to 17.5% VAT and in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), the Company recorded a charge of approximately $32,500 as an offset to revenue in the second quarter of fiscal 2008 for possible U.K. VAT liability (including interest) in excess of reserves previously recorded. On a going forward basis, in accordance with SFAS 5, the Company will record VAT charges associated with U.K. meeting fees as earned, consistent with the Court of Appeal’s ruling. The Company intends to continue to defend the VAT Tribunal’s 2007 ruling and on July 23, 2008 sought permission from the U.K. House of Lords to appeal the Court of Appeal’s recent ruling. Although it is possible that the Company’s cash flows in a particular fiscal quarter may be adversely affected by this matter, it is the opinion of management that the ultimate disposition of this matter will not have a material impact on the Company’s financial position or ongoing results of operations or cash flows.

U.K. Self-Employment Matter

On July 27, 2007, HMRC issued to the Company notices of determination and decisions that, for the period April 2001 to April 2007, our leaders and certain other service providers should have been classified as employees for tax purposes and, as such, the Company should have withheld tax from the leaders and certain other service providers pursuant to the PAYE and NIC collection rules and remitted such amounts to the HMRC. As of the end of the second quarter of fiscal 2008, the assessment associated with the notices of determination and decisions is approximately $27,000. It is the Company’s view that the U.K. leaders and other service providers identified by HMRC in its notices and decisions are self-employed and no withholding by the Company was required. On September 3, 2007, the Company

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

appealed HMRC’s notices and decisions as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company and on July 22, 2008, filed this appeal with the U.K. Special Commissioners. The Company intends to vigorously pursue this appeal and, although there can be no assurances, it believes it will ultimately prevail in its appeal. If such appeal is unsuccessful, it is possible that the Company’s cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material impact on the Company’s financial position or ongoing results of operations or cash flows.

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

The Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of June 28, 2008 and June 30, 2007, the Company held contracts for interest rate swaps with notional amounts totaling $900,000 and $1,050,000, respectively. The Company is hedging forecasted transactions for periods not exceeding the next four years. At June 28, 2008, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income/(loss) will be reclassified to the statement of operations within the next twelve months.

As of June 28, 2008, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive income/(loss) in the amount of $15,492 ($25,400 before taxes). As of June 30, 2007, cumulative gains for qualifying hedges were reported as a component of accumulated other comprehensive income/(loss) in the amount of $8,937 ($14,651 before taxes). For the three and six months ended June 28, 2008 and June 30, 2007, there were no fair value adjustments recorded in the statement of operations since all hedges are considered qualifying.

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

Derivative Financial Instruments

The fair values for the derivative financial instruments are valued using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates. See Note 12 for disclosures related to derivative financial instruments. The following table presents the aggregate fair value of the Company’s derivative financial instruments at June 28, 2008.

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$30,248	—	$30,248	—

On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 to fiscal 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company adopted this Staff Position beginning December 30, 2007 and deferred the application of SFAS 157 to goodwill and other intangible assets until the beginning of fiscal 2009.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.    Comprehensive Income

Comprehensive income for the Company includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$46,638	$58,023	$104,005	$111,849
Foreign currency translation adjustments	1,044	3,681	(175)	4,915
Current period changes in fair value of derivatives	16,605	8,311	(499)	7,983

Comprehensive income	$64,287	$70,015	$103,331	$124,747

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

Information about the Company’s reportable operating segments is as follows:

	Three Months Ended June 28, 2008
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$349,949	$50,065	$—	$400,014
Intercompany revenue	4,705	—	(4,705)	—

Total revenue	354,654	50,065	(4,705)	400,014

Depreciation and amortization	3,342	2,931	—	6,273

Operating income	82,823	18,450	—	101,273

Interest expense				21,561
Other income, net				(20)
Provision for taxes				33,372

Income before minority interest				$46,360

Total assets	$1,267,211	$134,226	$(294,307)	$1,107,130

	Three Months Ended June 30, 2007
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$347,174	$39,103	$—	$386,277
Intercompany revenue	3,696	865	(4,561)	—

Total revenue	350,870	39,968	(4,561)	386,277

Depreciation and amortization	3,750	950	—	4,700

Operating income	110,488	12,803	—	123,291

Interest expense				29,036
Other income, net				(92)
Provision for taxes				36,324

Net income				$58,023

Total assets	$1,271,757	$69,281	$(294,729)	$1,046,309

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended June 28, 2008
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$740,453	$96,588	$—	$837,041
Intercompany revenue	9,057	105	(9,162)	—

Total revenue	749,510	96,693	(9,162)	837,041

Depreciation and amortization	8,265	4,386	—	12,651

Operating income	188,555	28,730	—	217,285

Interest expense				46,878
Other income, net				(2,455)
Provision for taxes				69,501

Income before minority interest				$103,361

Total assets	$1,267,211	$134,226	$(294,307)	$1,107,130

	Six Months Ended June 30, 2007
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$710,120	$75,558	$—	$785,678
Intercompany revenue	7,117	1,731	(8,848)	—

Total revenue	717,237	77,289	(8,848)	785,678

Depreciation and amortization	7,203	1,861	—	9,064

Operating income	217,475	21,561	—	239,036

Interest expense				54,249
Other income, net				(103)
Early extinguishment of debt				3,021
Provision for taxes				70,020

Net income				$111,849

Total assets	$1,271,757	$69,281	$(294,729)	$1,046,309

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.	Other Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”. This Statement established principles and requirements for how the acquirer (a) recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired and (c) determines what information to disclose. This Statement is effective for business combinations for which the acquisition date is on or after January 4, 2009, the first day of fiscal 2009. The impact to the Company of adopting this standard will depend on the nature, terms and size of any business combinations completed after the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for noncontrolling interests, sometimes referred to as minority interests. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, or Form 10-Q, unless the context indicates otherwise: “we”, “us”, “our” and the “Company” refers to Weight Watchers International, Inc. and all of its subsidiaries consolidated for purposes of its financial statements, including WeightWatchers.com, Inc. and all of its subsidiaries; “Weight Watchers International” or “WWI” refers to Weight Watchers International, Inc. and all of its subsidiaries other than WeightWatchers.com, Inc. and all of its subsidiaries; “WeightWatchers.com” or “WW.com” refers to WeightWatchers.com, Inc. and all of its subsidiaries; and “NACO” refers to our North American Company-owned operations.

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Form 10-Q:

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

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2007 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Form 10-Q (collectively, the “Consolidated Financial Statements”). Except for historical information contained herein, this Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have used the words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” and similar expressions in this Form 10-Q and the documents incorporated by reference in this Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP measures of operating results that exclude certain items. Net revenues and net income, as well as global meeting fees, international meeting fees, gross profit and margin, operating income and margin and effective tax rate are discussed in this Form 10-Q both as reported (on a GAAP basis) and excluding the impact of the recent adverse U.K. VAT ruling against us. See Note 11 to the Consolidated Financial Statements for further details on this ruling. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation, or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies. See “Results of Operations for the Three Months ended June 28, 2008 compared to the Three Months ended June 30, 2007” and “Results of Operations for the Six Months ended June 28, 2008 compared to the Six Months ended June 30, 2007” in this Form 10-Q for reconciliations of these non-GAAP financial measures to the related GAAP measures.

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2007. Our critical accounting policies have not changed since the end of fiscal 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 28, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Certain key metrics were significantly negatively affected by an offset to revenue recorded in the second quarter 2008 resulting from the adverse U.K. VAT ruling received by the Company during the second quarter 2008 with respect to the imposition of value added tax, or VAT, on meeting fees collected by our U.K. subsidiary. We discuss the U.K. VAT ruling further in Note 11 of our Consolidated Financial Statements. After accounting for the aforementioned U.K. VAT ruling, our reported revenues for the second quarter of 2008 were $400.0 million, an increase of $13.7 million, or 3.5%, from the comparable prior year period. Our global meeting fees were $224.9 million, a decrease of $7.8 million from the prior year, and our international meeting fees were $56.3 million, a decrease of $15.6 million from the prior year. Our gross profit margin of 52.5% was also affected by the offset to revenue resulting from the U.K. VAT ruling, decreasing 440 basis points from the prior year’s margin of 56.9%. Our operating income margin was similarly affected, declining from 31.9% to 25.3%. Our operating income for the second quarter of 2008 was $101.3 million, a decrease of $22.0 million from the prior year. Our effective tax rate in the second quarter was also affected by the U.K. VAT ruling, increasing from 38.5% last year to 41.9% this year, due mainly to a shift in the mix of our earnings. We expect the full year 2008 tax rate to rise to 39.5%.

The table below shows our consolidated results for the three months ended June 28, 2008 as compared to the three months ended June 30, 2007 on both a GAAP basis and as adjusted to give effect to the U.K. VAT ruling. See “—Non-GAAP Financial Measures.”

As a result of the adverse U.K. VAT ruling, our consolidated results for the three months ended June 28, 2008 include a negative aggregate adjustment of $32.5 million to revenues (including interest), offset by a tax benefit of $10.5 million (see Note 11 to the Consolidated Financial Statements).

	(In millions, except per share amounts)
	Three Months Ended June 28, 2008	Three Months Ended June 30, 2007	Increase/ (Decrease)
Revenues, net (as adjusted)(1)	$432.5	$386.3	$46.2
VAT ruling impact on Q2 2008(1)	(2.2)	—	(2.2)
VAT ruling impact on prior years 2005-2007 and Q1 2008(1)	(30.3)	—	(30.3)

Revenues, net of VAT ruling (as reported)	400.0	386.3	13.7
Cost of revenues	190.0	166.7	23.3

Gross profit	210.0	219.6	(9.6)
Marketing expenses	59.5	53.6	5.9
Selling, general and administrative expenses	49.2	42.7	6.5

Operating income	101.3	123.3	(22.0)
Interest expense, net	21.6	29.0	(7.4)

Income before income taxes and minority interest	79.7	94.3	(14.6)
Provision for income taxes	33.4	36.3	(2.9)

Income before minority interest	46.3	58.0	(11.7)
Minority interest	0.3	—	0.3

Net income	$46.6	$58.0	$(11.4)

Weighted average diluted shares outstanding	79.1	79.4	(0.3)

Diluted EPS	$0.59	$0.73	$(0.14)

(1)

With respect to the three months ended June 28, 2008, revenues, net (as adjusted) is a non-GAAP financial measure that adjusts net revenues to exclude the impact of the U.K. VAT adjustment. See “—Non-GAAP Financial Measures” for an explanation of our use of non-GAAP financial measures.

As noted above, net revenues for the three months ended June 28, 2008 were $400.0 million, an increase of $13.7 million, or 3.5%, from $386.3 million for the three months ended June 30, 2007. Excluding the full impact of the U.K. VAT ruling on current and prior year periods, net revenues of $432.5 million were up $46.2 million, or 12.0%, versus the second quarter of last year. This includes a $12.9 million, or 3.3%, benefit from favorable foreign currency exchange rates.

The U.K. VAT ruling as it currently stands will negatively impact net revenues on an ongoing basis. For 2008, we estimate an annualized impact to net revenues of $8.5 million. The table above shows that $2.2 million represents the charge related directly to meeting fees earned in the second quarter 2008. Second quarter earned net revenues reduced for the $2.2 million incremental second quarter U.K. VAT charge were $430.3 million.

For the three months ended June 28, 2008, reported global meeting fees were $224.9 million, a decrease of $7.8 million, or 3.4%, from the prior year. Excluding the aggregate adjustment for the U.K. VAT ruling of $32.5 million, global meeting fees totaled $257.4 million in the second quarter of 2008 versus $232.8 million for the comparable prior year period, an increase of $24.6 million, or 10.6%, despite a 2.6% decline in global attendance volumes. Global attendance was 16.6 million in the second quarter of 2008 as compared to 17.0 million in the comparable prior year quarter, a 0.4 million decline. The increase in our adjusted global meeting fees is attributable to the Monthly Pass commitment plan, or Monthly Pass. We now have Monthly Pass outside the U.S., in the U.K., Germany, and Australia, each of which launched in third quarter 2007, and in France, which launched during the second quarter of 2008. Monthly Pass drove second quarter 2008 paid weeks in the global meeting business to 24.5 million, a 9.5% increase versus the second quarter of 2007, and resulted in a 10.1% increase in the average meeting fee per attendee versus the prior year on a constant currency basis.

In NACO, meeting fees for the three months ended June 28, 2008 were $168.6 million, up $7.7 million, or 4.8%, from $160.9 million for the three months ended June 30, 2007. Attendances declined 4.0% versus the prior year quarter to 10.0 million including the impact of acquisitions, and declined 5.6% without the benefit of acquisitions. Paid weeks rose 6.0% as a result of the continued success of Monthly Pass, outpacing attendance and thereby driving a 9.6% increase in the average meeting fee per attendee. In the U.S., we are now approaching the second anniversary of the launch of Monthly Pass.

Our reported international meeting fees were $56.3 million, a decrease of $15.6 million, or 21.7%, from the prior year. Excluding the adjustment for the U.K. VAT ruling, our international meeting fees were $88.8 million in the second quarter 2008, an increase of $16.9 million, or 23.5%, from $71.9 million in the comparable prior year period. On a local currency basis, adjusted international meeting fees rose 13.8% compared to the prior year quarter. Total paid weeks in our international meeting business increased 17.3%, with the U.K. up 22.8% and Continental Europe up 15.5%. The introduction of Monthly Pass in the U.K. and Germany in the third quarter of 2007, coupled with a concurrent price increase in the U.K., drove international meeting fee revenue growth in the second quarter 2008, despite a 0.4% decline in attendances. In France and some smaller countries, targeted marketing investments have driven volume growth.

Global product sales for the three months ended June 28, 2008 were $97.9 million, up $8.4 million, or 9.4%, from $89.5 million for the three months ended June 30, 2007, driven by a significant increase in product sales per attendee across all of our markets, primarily a result of new product launches. International product sales increased 21.7%, or $8.7 million, to $48.6 million. In local currencies, international product sales were up 11.7% above the prior year quarter. In NACO, product sales declined slightly in the second quarter 2008, by 0.5%, or $0.3 million, to $49.3 million, as a result of the decline in attendance.

Internet revenues, which include subscription revenue from sales of Weight Watchers Online and Weight Watchers eTools, as well as Internet advertising revenue, grew $11.0 million, or 28.6%, for the three months ended June 28, 2008, to $49.4 million, up from $38.4 million for the three months ended June 30, 2007. End-of-period active Weight Watchers Online subscribers increased 27.4%, from 613,000 in the second quarter of 2007 to 781,000 in the second quarter of 2008, partially as a result of increasing our investment in television advertising. Strong signup volumes in all geographies, combined with launches in France and the Netherlands, drove this growth.

Other revenue, comprised primarily of licensing revenues and our publications, was $23.3 million for the three months ended June 28, 2008, an increase of $2.2 million, or 10.4%, from $21.1 million for the three months ended June 30, 2007. Licensing revenues increased $2.0 million globally, or 13.2%, primarily driven by our ice cream and yogurt licenses in the U.S. as well as gains in our other geographies.

Second quarter 2008 franchise royalties were $3.0 million in North America and $1.5 million internationally. Total franchise royalties were consistent with the prior year; however, excluding lost commissions resulting from our recent franchise acquisitions, franchise royalties rose 6.8%.

Cost of revenues was $190.0 million for the three months ended June 28, 2008, an increase of $23.3 million, or 14.0%, from $166.7 million for the three months ended June 30, 2007. As a result of the offset to revenue resulting from the U.K. VAT ruling, our reported gross profit margin dropped 440 basis points, from 56.9% in the second quarter 2007 to 52.5% in the second quarter 2008. Excluding the adjustment for the U.K. VAT ruling, our gross margin was 56.1% in the second quarter of 2008. While gross profit in absolute dollars increased $22.9 million to $242.5 million, it did not keep pace with the revenue growth, and our adjusted gross profit margin declined 80 basis points. The decline was primarily in the meeting business and was due to three factors: lower product sales margins in NACO, driven by product mix and higher transport costs; start-up costs for Monthly Pass in Europe; and smaller meeting averages in some of our countries. The impact of these declines was partially offset by the continued growth of the WW.com business, which carries a structurally higher gross margin.

Marketing expenses for the three months ended June 28, 2008 increased $5.9 million, or 11.0%, to $59.5 million, from $53.6 million for the three months ended June 30, 2007. Since Easter occurred in the first quarter this year, we launched our spring marketing campaign (which begins right after Easter) during the last two weeks of the first quarter of 2008, effectively shifting $6.1 million of marketing expense into the first quarter in comparison to last year. Easter and the start of the 2007 spring marketing campaign were in second quarter last year, in April. The timing effect of this year’s early Easter was offset by additional marketing investments made in the second quarter of 2008. We invested more heavily in television marketing in France and for WW.com and increased radio advertising in some of our smaller markets, which proved successful in driving business. Foreign currency exchange rates added $2.0 million to our marketing expense in the second quarter 2008 as compared to the same period in 2007. On a reported basis, second quarter 2008 marketing expenses were 14.9% of revenues. Excluding the adjustment to revenues for the U.K. VAT ruling, 2008 second quarter marketing expenses were 13.8% of revenues, as compared to 13.9% in the same period last year.

Selling, general and administrative expenses were $49.2 million for the three months ended June 28, 2008, as compared to $42.7 million for the three months ended June 30, 2007, an increase of $6.5 million. Information technology costs remain the significant driver of the increase, reflecting our continued initiatives to invest in our systems infrastructure. Higher expense in this area resulted from a combination of increased depreciation as we brought new information technology systems online, and higher maintenance costs related to new systems already put in service. Foreign currency exchange rates and expenses of our China joint venture also contributed to the year over year increase in selling, general and administrative expenses. On a reported basis, second quarter selling, general and administrative expenses were 12.3% of revenues. Excluding the adjustment to revenues for the U.K. VAT ruling, 2008 second quarter selling, general and administrative expenses increased slightly as a percentage of net revenues, to 11.4% for the three months ended June 28, 2008, from 11.1% in the same period the year earlier.

Our second quarter 2008 reported operating income was $101.3 million, a decrease of $22.0 million from the prior year. Our reported operating income margin declined from 31.9% in the second quarter of 2007 to 25.3% in the second quarter of 2008. Excluding the adjustment for the U.K. VAT ruling, our operating income for the second quarter of 2008 was $133.8 million, as compared to $123.3 million in the second quarter of 2007, an increase of $10.5 million, or 8.5%. The adjusted operating income margin was 30.9% in this year’s second quarter, a decrease of 1.0% from 31.9% for the comparable period last year due to the decline in gross margin.

Interest expense was $21.6 million for the 2008 second quarter, a decrease of $7.4 million from $29.0 million in the second quarter 2007, due to lower effective interest rates and a decrease of $168.5 million in our average debt outstanding. The average effective interest rate for the 2008 second quarter declined significantly to 5.19%, versus 6.38% in the prior year period, both as a result of a decline in LIBOR and the 0.25% reduction in our interest rate spread over LIBOR for the Term Loan A, Additional Term Loan A and Revolver, which took effect at the end of February 2008.

The effective tax rate on our reported results for the second quarter of 2008 was 41.9% as compared to 38.5% in the second quarter of 2007. Excluding the adjustment for the U.K. VAT ruling, our effective tax rate for the three months ended June 28, 2008 was 39.1%, as compared to 38.5% for the three months ended June 30, 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 28, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

Certain key metrics were significantly negatively affected by an offset to revenue recorded in the second quarter 2008 resulting from the adverse U.K. VAT ruling received by the Company during the second quarter 2008 with respect to the imposition of VAT on meeting fees collected by our U.K. subsidiary. We discuss the U.K. VAT ruling in Note 11 of our Consolidated Financial Statements. After accounting for the aforementioned U.K. VAT ruling, our reported revenues for the six months ended June 28, 2008 were $837.0 million, an increase of $51.3 million, or 6.5%, from the comparable prior year period. Our global meeting fees were $480.4 million, an increase of $12.8 million from the prior year, and our international meeting fees were $145.5 million, a decrease of $6.2 million from the prior year. Our gross profit margin of 54.5% was also affected by the offset to revenue resulting from the U.K. VAT ruling, decreasing 220 basis points from the prior year’s margin of 56.7%. Our operating income margin was similarly affected, declining from 30.4% to 26.0%. Our operating income for the six months ended June 28, 2008 was $217.3 million, a decrease of $21.7 million from the prior year. Our effective tax rate was also affected by the U.K. VAT ruling, increasing from 38.5% last year to 40.2% this year, due mainly to a shift in the mix of our earnings. We expect the full year 2008 tax rate to rise to 39.5%.

The table below shows our consolidated results for the six months ended June 28, 2008 as compared to the six months ended June 30, 2007 on both a GAAP basis and as adjusted to give effect to the U.K. VAT ruling. See “—Non-GAAP Financial Measures.” As a result of the adverse U.K. VAT ruling, our consolidated results for the six months ended June 28, 2008 include a negative aggregate adjustment of $32.5 million to revenues (including interest), offset by a tax benefit of $10.5 million (see Note 11 to the Consolidated Financial Statements).

	(In millions, except per share amounts)
	Six Months Ended June 28, 2008	Six Months Ended June 30, 2007	Increase/ (Decrease)
Revenues, net (as adjusted)(1)	$869.5	$785.7	$83.8
VAT ruling impact on Q1 and Q2 2008(1)	(4.6)	—	(4.6)
VAT ruling impact on prior years 2005-2007(1)	(27.9)	—	(27.9)

Revenues, net of VAT ruling (as reported)	837.0	785.7	51.3
Cost of revenues	381.1	340.0	41.1

Gross profit	455.9	445.7	10.2
Marketing expenses	146.6	124.4	22.2
Selling, general and administrative expenses	92.0	82.3	9.7

Operating income	217.3	239.0	(21.7)
Interest expense, net	46.9	54.3	(7.4)
Other income, net	(2.5)	(0.1)	(2.4)
Early extinguishment of debt	—	3.0	(3.0)

Income before income taxes and minority interest	172.9	181.8	(8.9)
Provision for income taxes	69.5	70.0	(0.5)

Income before minority interest	103.4	111.8	(8.4)
Minority interest	0.6	—	0.6

Net income	$104.0	$111.8	$(7.8)

Weighted average diluted shares outstanding	79.5	82.5	(3.0)

Diluted EPS	$1.31	$1.36	$(0.05)

(1)

With respect to the six months ended June 28, 2008, revenues, net (as adjusted) is a non-GAAP financial measure that adjusts net revenues to exclude the impact of the U.K. VAT adjustment. See “—Non-GAAP Financial Measures” for an explanation of our use of non-GAAP financial measures.

As noted above, net revenues for the six months ended June 28, 2008 were $837.0 million, an increase of $51.3 million, or 6.5%, from $785.7 million for the six months ended June 30, 2007. Excluding the full impact of the U.K. VAT ruling on current and prior year periods, net revenues of $869.5 million increased $83.8 million, or 10.7%, versus the six months ended June 30, 2007. This includes a $27.2 million, or 3.5%, benefit from favorable foreign currency exchange rates.

The U.K. VAT ruling as it currently stands will negatively impact net revenues on an ongoing basis. For 2008, we estimate an annualized impact to net revenues of $8.5 million. The table above shows that the $4.6 million charge related to the U.K. VAT ruling pertained specifically to the first half of 2008. Earned net revenues in the first half 2008, reduced for the $4.6 million U.K. VAT charge, were $864.9 million.

For the six months ended June 28, 2008, reported global meeting fees were $480.4 million, an increase of $12.8 million, or 2.7%, from the prior year. Excluding the aggregate adjustment for the U.K. VAT ruling of $32.5 million, global meeting fees totaled $512.9 million in the first half of 2008 versus $467.6 million for the comparable prior year period, an increase of $45.3 million, or 9.7%, including the favorable impact of foreign currency translation. Global attendance was 34.1 million in the first six months of 2008 as compared to 35.8 million in the comparable prior year period, a 1.7 million, or 4.8%, decline. The increase in global meeting fees is attributable to Monthly Pass. We now have Monthly Pass outside the US, in the U.K., Germany, and Australia, each of which launched in third quarter 2007, and in France, which launched during the second quarter 2008. Monthly Pass drove paid weeks in the global meeting business to 48.7 million in the first six months of 2008, an 8.0% increase versus the first six months of 2007, and resulted in an 11.5% increase in the average meeting fee per attendee versus the prior year period on a constant currency basis.

In NACO, meeting fees for the six months ended June 28, 2008 were $334.9 million, up $19.0 million, or 6.0%, from $315.9 million for the six months ended June 30, 2007. Attendances declined 4.5% versus the prior year period to 20.5 million including the impact of acquisitions, and declined 6.2% without the benefit of acquisitions. Paid weeks rose 6.7% as a result of the continued success of Monthly Pass, outpacing attendance and thereby driving an 11.2% increase in the average meeting fee per attendee. In the U.S., we are now approaching the second anniversary of the launch of Monthly Pass.

Our reported international meeting fees were $145.5 million, a decrease of $6.2 million, or 4.1%, from the prior year. Excluding the adjustment for the U.K. VAT ruling, our international meeting fees were $178.0 million for the six months ended June 28, 2008, an increase of $26.3 million, or 17.3%, from $151.7 million for the six months ended June 30, 2007. On a local currency basis, international meeting fees rose 8.0% compared to the prior year period. Total paid weeks in our international meeting business increased 10.5%, with the U.K. up 14.2% and Continental Europe up 10.0%. The introduction of Monthly Pass in the U.K. and Germany in the third quarter of 2007, coupled with a concurrent price increase in the U.K., drove international meeting fee revenue growth in the first half of 2008, despite a 5.1% decline in attendances.

Global product sales for the six months ended June 28, 2008 were $208.0 million, up $13.2 million, or 6.8%, from $194.8 million for the six months ended June 30, 2007, driven by a significant increase in product sales per attendee across all of our markets. A regular strategy of new product launches, rotation of product offerings, and updating our enrollment products has resulted in the continuing trend of growth in product sales per attendee. Internationally, product sales were strong, increasing 14.2%, or $12.6 million, to $100.9 million. In local currencies, international product sales rose 4.7%, as compared with the prior year period. In NACO, product sales increased 0.6%, or $0.6 million, to $107.1 million in the first half of 2008.

Internet revenues, which include subscription revenue from sales of Weight Watchers Online and Weight Watchers eTools, as well as Internet advertising revenue, grew $20.8 million, or 28.1%, to $94.9 million for the six months ended June 28, 2008 from $74.1 million for the six months ended June 30, 2007. End-of-period active Weight Watchers Online subscribers increased 27.4%, from 613,000 at June 2007 to 781,000 at June 2008. Strong signup volumes in all geographies, combined with the launch of Weight Watchers Online in France and the Netherlands, contributed to this growth.

Other revenue, comprised primarily of licensing revenues and our publications, was $44.0 million for the six months ended June 28, 2008, an increase of $4.5 million, or 11.4%, from $39.5 million for the six months ended June 30, 2007. Licensing revenues increased $4.7 million globally, or 15.8%, as a result of our ice cream and yogurt licenses in the U.S. and higher royalties on various other products in the U.K.

Franchise royalties in the first six months of 2008 were $6.6 million in North America and $3.1 million internationally. Total franchise royalties were $9.7 million, and were consistent with the prior year level; however, excluding lost commissions resulting from our recent franchise acquisitions, franchise royalties rose 6.8%.

Cost of revenues was $381.1 million for the first six months of 2008, an increase of $41.1 million, or 12.1%, from $340.0 million for the first six months of 2007. As a result of the offset to revenue resulting from the U.K. VAT ruling, our reported gross profit margin dropped 220 basis points, from 56.7% in the first half of 2007 to 54.5% in the first half of 2008. Excluding the adjustment for the U.K. VAT ruling, our gross margin was 56.2% for the first six months of 2008. While gross profit in absolute dollars increased $42.7 million to $488.4 million, our adjusted gross profit margin declined 50 basis points. The decline was primarily in the meeting business and was due to three factors: start-up costs for Monthly Pass in Europe; lower product sales margins in NACO driven by product mix and higher transport costs; and smaller meeting averages in some of our countries. The impact of these declines was partially offset by the continued growth of the WW.com business, which carries a structurally higher gross margin.

Marketing expenses for the first six months of 2008 rose $22.2 million, or 17.8%, to $146.6 million, from $124.4 million for the first six months of 2007, with foreign currency exchange rates accounting for $5.2 million of the increase. We made significant marketing investments in the WW.com business during the first half of 2008 which proved successful, including using television advertising for the first time in the U.K. and Germany, and increasing our online advertising in all WeightWatchers.com geographies. In the meeting business, our international geographies experienced an increase in marketing as well, driven by a combination of more expensive primetime television media coupled with additional television advertising in Continental Europe, partially to support the launch of the new program there. On a reported basis, first half 2008 marketing expenses were 17.5% of revenues. Excluding the adjustment to revenues for the U.K. VAT ruling, our marketing expenses were 16.9% of revenues for the six months ended June 28, 2008, as compared to 15.8% in the same period last year.

Selling, general and administrative expenses were $92.0 million for the first six months of 2008, as compared to $82.3 million for the first six months of 2007, an increase of $9.7 million. Information technology costs remain the significant driver of the increase, representing our ongoing investment to upgrade our systems infrastructure. Higher expense in this area resulted from a combination of increased depreciation as we brought new information technology systems online, and higher maintenance costs related to new systems already put in service. Foreign currency exchange rates as well as expenses of our China joint venture also contributed to the increase. On a reported basis, selling, general and administrative expenses for the first half of 2008 were 11.0% of revenues. Excluding the adjustment to revenues for the

U.K. VAT ruling, selling, general and administrative expenses were on par with last year as a percentage of net revenues, at 10.6% for the six months ended June 28, 2008, versus 10.5% in the same period of 2007.

Our reported operating income for the six months ended June 28, 2008 was $217.3 million, a decrease of $21.7 million as compared to the prior year period. Our reported operating income margin declined from 30.4% for the six months ended June 30, 2007 to 26.0% for the six months ended June 28, 2008. Excluding the adjustment for the U.K. VAT ruling, our operating income was $249.8 million for the first six months of 2008 as compared to $239.0 million in the prior year period, an increase of $10.8 million, or 4.5%. The adjusted operating income margin was 28.7% in this year’s first half, a decrease of 170 basis points from 30.4% in the comparable period last year. This reduction in margin was the result of the decline in gross margin coupled with higher marketing expense.

Interest expense was $46.9 million for the six months ended June 28, 2008, a decrease of $7.4 million from $54.3 million for the six months ended June 30, 2007, due to lower effective interest rates and a $17.9 million decrease in our average debt outstanding. The average effective interest rate for the six months ended June 28, 2008 declined significantly to 5.60%, versus 6.44% in the comparable prior year period, as a result of a decline in LIBOR and the 0.25% reduction in our interest rate spread over LIBOR for the Term Loan A, Additional Term Loan A and the Revolver, which took effect at the end of February 2008.

For the six months ended June 28, 2008, we reported other income of $2.5 million, primarily the result of the impact of foreign currency translation on intercompany transactions.

In the first quarter of 2007, we recorded a charge of $3.0 million for early extinguishment of debt. This charge reflected the write-off of deferred financing costs associated with the WW.com Credit Facilities, which were paid down during that period (as further explained in Note 6 to the Consolidated Financial Statements).

The effective tax rate on our reported results for the first half of 2008 was 40.2%, as compared to 38.5% in the first half of 2007. Excluding the adjustment for the U.K. VAT ruling, our effective tax rate for the six months ended June 28, 2008 was 38.9%, as compared to 38.5% for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

For the six months ended June 28, 2008, cash and cash equivalents were $74.4 million, an increase of $34.6 million from the end of fiscal 2007. Cash flows provided by operating activities were $178.0 million, exceeding the period’s $104.0 million net income by $74.0 million. The excess of cash over net income arose from changes in our working capital, as described below, and differences between book and cash taxes. Funds used for investing and financing activities combined totaled $145.4 million. Investing activities utilized $52.5 million, including $39.7 million for franchise acquisitions and $14.3 million for capital spending. Cash used for financing activities totaled $92.9 million, including $53.5 million used to repurchase 1.2 million shares of our common stock, dividend payments of $27.9 million and long-term debt payments of $17.6 million.

For the six months ended June 30, 2007, cash and cash equivalents were $61.4 million, an increase of $23.9 million from the end of fiscal 2006. Cash flows provided by operating activities were $196.4 million. The cash provided by operations exceeded our net income of $111.8 million, with the excess arising from changes in our working capital, in particular a significant increase in deferred revenues, and differences between book and cash taxes. Funds used for investing and financing activities combined totaled $173.9 million. Investing activities utilized $29.7 million, including acquisitions of

$15.7 million and capital spending of $14.2 million. Cash used for financing activities totaled $144.2 million. This included the repurchase of 19.1 million shares of our common stock for $1,033.6 million in connection with our Tender Offer and share repurchase from Artal (as further explained in “Liquidity and Capital Resources – Stock Transactions”) and dividend payments of $30.8 million, financed primarily by net proceeds from borrowings of $915.2 million.

Balance Sheet

Comparing our balance sheet at June 28, 2008 with that at December 29, 2007, our cash balance increased by $34.6 million. Our working capital deficit at June 28, 2008 was $210.2 million, including $74.4 million of cash (as discussed above), as compared to $172.1 million at December 29, 2007, including $39.8 million of cash. Excluding the change in cash, the working capital deficit increased by $72.7 million during the first half of 2008.

Of the $72.7 million increase in negative working capital, $25.0 million represented increases in the current portion of our long-term debt, $6.7 million represented an increase in our derivative payable due to changes in the interest rate yield curve and $37.7 million represented the increase in the U.K. VAT liability. The remaining $3.3 million related to operational items and is in keeping with the normal seasonality of the business, notably a $12.1 million reduction in inventory which is normal going into the summer season. Also included is $27.0 million of higher deferred revenue for the growth in member prepayments associated with our commitment plans, notably Monthly Pass. These changes were partially offset by a $31.3 million increase in net payables and accrued expenses and $4.5 million growth in our receivables balance.

Long-Term Debt

As of June 28, 2008, our credit facilities consisted of Term Loan A, Additional Term Loan A, Term Loan B, and a revolving credit facility, or the Revolver, collectively, the WWI Credit Facility. At June 28, 2008, we had debt of $1,630.5 million and had additional availability under our $500.0 million Revolver of $384.4 million.

At June 28, 2008 and December 29, 2007, our debt consisted entirely of variable-rate instruments. The average interest rate on our debt was approximately 3.9% and 6.5% per annum at June 28, 2008 and December 29, 2007, respectively.

The following schedule sets forth our long-term debt obligations and interest rates at June 28, 2008:

Long-Term Debt

At June 28, 2008

(Balances in millions)

	Balance	Interest Rate
Revolver due 2011	$113.0	3.50%
Term Loan A due 2011	323.7	3.75%
Additional Term Loan A due 2013	700.0	3.75%
Term Loan B due 2014	493.8	4.25%

Total Debt	1,630.5
Less Current Portion	70.6

Total Long-Term Debt	$1,559.9

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

The WWI Credit Facility contains customary covenants, including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy financial condition tests. At June 28, 2008, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and we expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

On March 20, 2008, Standard & Poor’s affirmed its “BB+” rating on the WWI Credit Facility. On March 31, 2008, Moody’s affirmed its “Ba1” rating for the WWI Credit Facility.

The following schedule sets forth our debt obligations by fiscal year:

Total Debt Obligation
(Including Current Portion)
As of June 28, 2008
(in millions)

Remainder of 2008	$30.0
2009	162.5
2010	215.0
2011	468.0
2012	229.0
Thereafter	526.0

Total	$1,630.5

Debt obligations due to be repaid in the next 12 months are expected to be satisfied with operating cash flows. We believe that cash flows from operating activities, together with borrowings available under our Revolver, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

Dividends

We have issued a quarterly cash dividend of $0.175 per share every quarter beginning with the first quarter of fiscal 2006. Prior to these dividends, we had not declared or paid any cash dividends on our common stock since our acquisition by Artal in 1999. In this Form 10-Q, we refer to Artal Group, S.A., together with its parent and subsidiaries, as Artal.

Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors they may deem relevant. Our Board of Directors may decide at any time to increase or decrease the amount of dividends or discontinue the payment of dividends based on these factors. The WWI Credit Facility also contains restrictions on our ability to pay dividends on our common stock. The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends so long as we are not in default under our credit agreement. However, payment of extraordinary dividends shall not exceed $150 million in any fiscal year if net debt to EBITDA (as defined in the WWI Credit Facility agreements) is greater than 3.75:1 and investment grade rating date (as defined in the WWI Credit Facility agreements) has not occurred. We do not expect this restriction to impair our ability to pay dividends, but it could do so. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” for further description of the WWI Credit Facility.

Stock Transactions

On December 18, 2006, we commenced a Tender Offer in which we sought to acquire up to 8.3 million shares of our common stock at a price between $47.00 and $54.00 per share. Prior to the Tender Offer, we entered into an agreement with Artal whereby Artal agreed to sell to us at the same price as was determined in the Tender Offer the number of our shares necessary to keep its percentage ownership in us at substantially the same level after the Tender Offer. Artal also agreed not to participate in the Tender Offer so that it would not affect the determination of the price in the Tender Offer.

The Tender Offer expired at midnight on January 18, 2007, and on January 26, 2007 we repurchased approximately 8.5 million shares at a price of $54.00 per share. The repurchased 8.5 million shares consisted of the 8.3 million shares we offered to purchase and 0.2 million shares purchased pursuant to our right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, we repurchased 10.5 million of our shares from Artal at a purchase price of $54.00 per share pursuant to our prior agreement with Artal.

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding an additional $250.0 million to this plan. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under the program. During the six months ended June 28, 2008, we purchased 1.2 million shares of our common stock in the open market at a total cost of $53.5 million. Other than the aforementioned Tender Offer and share repurchase from Artal, we purchased no additional shares of our common stock during the six months ended June 30, 2007.

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

SEASONALITY

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in 2008, Easter fell on March 23, which means that our spring marketing campaign began in the first quarter of fiscal 2008 as opposed to the second quarter of fiscal 2007. Our operating income for the first half of the year is generally the strongest. While WW.com experiences similar seasonality in terms of new subscriber signups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”. This statement established principles and requirements for how the acquirer (a) recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired and (c) determines what information to disclose. This statement is effective for business combinations for which the acquisition date is on or after January 4, 2009, the first day of fiscal 2009. The impact to us of adopting this standard will depend on the nature, terms and size of any business combinations completed after the effective date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency fluctuations and interest rate changes. Since 100% of our debt is variable rate-based, any changes in market interest rates will cause a direct proportional change in our interest expense associated with our long-term debt. Accordingly, we have entered into interest rate swaps to hedge a substantial portion of our variable rate debt, which mitigate a substantial portion of the associated market risk.

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

U.K. VAT Matter

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

On January 21, 2008, the High Court ruled by denying HMRC’s appeal in part by upholding the VAT Tribunal’s decision to the extent that, at the first meeting which members attend, meetings fees associated with such meeting are partially subject to 17.5% VAT. However, the High Court allowed HMRC’s appeal in relation to meetings subsequent to the first meeting and concluded that meetings fees associated with subsequent meetings are fully subject to 17.5% VAT. On April 1, 2008, we filed an appeal to the Court of Appeal in part against the High Court’s ruling in relation to meetings subsequent to the first meeting. On April 16, 2008, HMRC filed an appeal to the Court of Appeal in part against the High Court’s ruling in relation to the first meeting which members attend. Following a hearing before the Court of Appeal on June 11 and 12, 2008, the Court of Appeal issued a ruling on June 25, 2008 that Weight Watchers meetings fees in the U.K., including fees relating to the first meeting members attend, were fully subject to 17.5% VAT, thus reversing in its entirety the U.K. VAT Tribunal’s 2007 decision in our favor.

In light of the Court of Appeal’s recent ruling that Weight Watchers meetings fees in the U.K. were fully subject to 17.5% VAT and in accordance with SFAS 5, Accounting for Contingencies, we recorded a charge of approximately $32.5 million as an offset to revenue in the second quarter of fiscal 2008 for possible U.K. VAT liability (including interest) in excess of reserves previously recorded. On a going forward basis, in accordance with SFAS 5, we will record VAT charges associated with U.K. meeting fees as earned, consistent with the Court of Appeal’s ruling. We intend to continue to defend the VAT Tribunal’s 2007 ruling and on July 23, 2008 sought permission from the U.K. House of Lords to appeal the Court of Appeal’s recent ruling. Although it is possible that our cash flows in a particular fiscal quarter may be adversely affected by this matter, it is the opinion of management that the ultimate disposition of this matter will not have a material impact on our financial position or ongoing results of operations or cash flows.

U.K. Self-Employment Matter

On July 27, 2007, HMRC issued to us notices of determination and decisions that, for the period April 2001 to April 2007, our leaders and certain other service providers should have been classified as employees for tax purposes and, as such, we should have withheld tax from the leaders and certain other service providers pursuant to the PAYE and NIC collection rules and remitted such amounts to the HMRC. As of the end of the second quarter of fiscal 2008, the assessment associated with the notices of determination and decisions is approximately $27 million. It is our view that the U.K. leaders and other service providers identified by HMRC in its notices and decisions are self-employed and no withholding by us was required. On September 3, 2007, we appealed HMRC’s notices and decisions as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us and on July 22, 2008, filed this appeal with the U.K. Special Commissioners. We intend to vigorously pursue this appeal and, although there can be no assurances, we believe we will ultimately prevail in our appeal. If such appeal is unsuccessful, it is possible that our cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material impact on our financial position or ongoing results of operations or cash flows.

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

There have been no material changes in the risk factors at June 28, 2008 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for fiscal 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 30 - May 3	640,627	$46.82	640,627	$186,449,117
May 4 - May 31	552,121	42.50	552,121	162,983,634
June 1 - June 28	—		—	162,983,634

Total	1,192,748	$44.82	1,192,748	162,983,634

(1)	For a discussion of the Company’s program to repurchase its common stock, see Note 7 to the Consolidated Financial Statements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on Tuesday, May 6, 2008 in New York, New York, at which time the following matters were submitted to a vote of the shareholders:

(a)	Votes regarding the election of three Class I Directors for a term expiring in 2011 and one Class III Director for a term expiring in 2010 were as follows:

Class I Directors (term expiring in 2011)	For	Withheld
Raymond Debbane	64,350,957	12,804,617
John F. Bard	76,560,229	595,345
Jonas M. Fajgenbaum	64,751,180	12,404,394

Class III Director (term expiring in 2010)	For	Withheld
Kimberly Roy Tofalli	76,603,223	552,351

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Class II Directors (term expiring in 2009)
Marsha Johnson Evans
Sacha Lainovic
Christopher J. Sobecki

Class III Directors (term expiring in 2010)
Philippe J. Amouyal
David P. Kirchhoff

(b) Votes regarding the approval of the Company’s 2008 Stock Incentive Plan were as follows:

For	Against	Abstentions	Broker Non-votes
68,074,379	7,334,379	11,743	1,735,073

(c) Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending January 3, 2009 were as follows:

For	Against	Abstentions	Broker Non-votes
76,829,578	324,477	1,519	0

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit 10.1	Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2008, and incorporated herein by reference).

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: August 7, 2008	By:	/s/ DAVID P. KIRCHHOFF
David P. Kirchhoff President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2008	By:	/s/ ANN M. SARDINI
Ann M. Sardini Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2008, and incorporated herein by reference).

31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

32.2	Certification pursuant to 18 U.S.C. Section 1350.