Form 10-Q
period 2008-09-27
WEIGHT WATCHERS INTERNATIONAL INC
filed 2008-11-06
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

The number of shares of common stock outstanding as of October 31, 2008 was 76,890,252.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets at September 27, 2008 and December 29, 2007	2

	Unaudited Consolidated Statements of Operations for the three months ended September 27, 2008 and September 29, 2007	3

	Unaudited Consolidated Statements of Operations for the nine months ended September 27, 2008 and September 29, 2007	4

	Unaudited Consolidated Statement of Changes in Shareholders’ Deficit for the nine months ended September 27, 2008 and for the fiscal year ended December 29, 2007	5

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 27, 2008 and September 29, 2007	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

Signatures		38

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	September 27, 2008	December 29, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,805	$39,823
Receivables, net	49,002	42,368
Inventories, net	32,121	44,607
Deferred income taxes	23,810	20,104
Prepaid expenses and other current assets	59,253	39,434

TOTAL CURRENT ASSETS	221,991	186,336

Property and equipment, net	38,994	36,156
Franchise rights acquired	758,048	724,188
Goodwill	51,346	51,364
Trademarks and other intangible assets, net	32,047	29,035
Deferred income taxes	—	9,917
Deferred financing costs and other noncurrent assets	7,973	9,225

TOTAL ASSETS	$1,110,399	$1,046,221

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$141,875	$45,625
Accounts payable	32,932	42,678
Dividend payable	13,841	14,233
Derivative payable	31,138	23,546
VAT liability	60,903	23,428
Accrued liabilities	124,477	130,236
Income taxes payable	3,273	19,296
Deferred revenue	83,301	59,389

TOTAL CURRENT LIABILITIES	491,740	358,431

Long-term debt	1,500,625	1,602,500
Deferred income taxes	6,515	1,786
Other	12,347	9,834

TOTAL LIABILITIES	2,011,227	1,972,551

SHAREHOLDERS’ DEFICIT
Dividend to Artal Luxembourg S.A.	(304,835)	(304,835)
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	—	—
Treasury stock, at cost, 35,110 shares at September 27, 2008 and 32,578 shares at December 29, 2007	(1,685,004)	(1,570,054)
Retained earnings	1,094,072	950,213
Accumulated other comprehensive loss	(5,061)	(1,654)

TOTAL SHAREHOLDERS’ DEFICIT	(900,828)	(926,330)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,110,399	$1,046,221

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	September 27, 2008	September 29, 2007
Meeting fees, net	$213,206	$204,489
Product sales and other, net	91,748	94,407
Internet revenues	47,664	38,554

Revenues, net	352,618	337,450

Cost of meetings, products and other	149,395	140,873
Cost of Internet revenues	8,798	8,650

Cost of revenues	158,193	149,523

Gross profit	194,425	187,927

Marketing expenses	39,958	39,220
Selling, general and administrative expenses	46,631	42,208

Operating income	107,836	106,499

Interest expense	21,342	28,309
Other expense/(income), net	1,191	(2,315)

Income before income taxes and minority interest	85,303	80,505

Provision for income taxes	33,151	30,994

Income before minority interest	52,152	49,511
Minority interest	518	—

Net income	$52,670	$49,511

Earnings per share:
Basic	$0.68	$0.63

Diluted	$0.67	$0.62

Weighted average common shares outstanding:
Basic	77,897	79,159

Diluted	78,123	79,608

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Meeting fees, net	$693,572	$672,063
Product sales and other, net	353,523	338,431
Internet revenues	142,564	112,634

Revenues, net	1,189,659	1,123,128

Cost of meetings, products and other	512,699	465,929
Cost of Internet revenues	26,579	23,549

Cost of revenues	539,278	489,478

Gross profit	650,381	633,650

Marketing expenses	186,583	163,591
Selling, general and administrative expenses	138,677	124,524

Operating income	325,121	345,535

Interest expense	68,220	82,558
Other income, net	(1,264)	(2,418)
Early extinguishment of debt	—	3,021

Income before income taxes and minority interest	258,165	262,374

Provision for income taxes	102,652	101,014

Income before minority interest	155,513	161,360
Minority interest	1,162	—

Net income	$156,675	$161,360

Earnings per share:
Basic	$1.99	$1.99

Diluted	$1.98	$1.98

Weighted average common shares outstanding:
Basic	78,735	80,985

Diluted	79,011	81,560

Dividends declared per common share	$0.53	$0.53

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ DEFICIT

(IN THOUSANDS)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive	Dividend to Artal Luxembourg,	Retained
	Shares	Amount	Shares	Amount	Income/(Loss)	S.A.	Earnings	Total
Balance at December 30, 2006	111,988	$—	14,486	$(540,318)	$6,247	$(304,835)	$770,539	$(68,367)

Comprehensive Income:
Net income							201,180	201,180
Translation adjustment, net of taxes of ($4,734)					8,049			8,049
Change in fair value of derivatives accounted for as hedges, net of taxes of $10,199					(15,950)			(15,950)

Total Comprehensive Income								193,279

Cumulative effect of adoption of FIN 48							(1,907)	(1,907)
Issuance of treasury stock under stock plans			(967)	3,908			13,453	17,361
Tax benefit of restricted stock units vested and stock options exercised							10,879	10,879
Cash dividends declared							(55,694)	(55,694)
Purchase of treasury stock			19,059	(1,033,644)				(1,033,644)
Compensation expense on share-based awards							11,763	11,763

Balance at December 29, 2007	111,988	$—	32,578	$(1,570,054)	$(1,654)	$(304,835)	$950,213	$(926,330)

Comprehensive Income:
Net income							156,675	156,675
Translation adjustment, net of taxes of $1,656					(2,280)			(2,280)
Change in fair value of derivatives accounted for as hedges, net of taxes of $721					(1,127)			(1,127)

Total Comprehensive Income								153,268

Issuance of treasury stock under stock plans			(254)	1,023			6,504	7,527
Tax benefit of restricted stock units vested and stock options exercised							13,554	13,554
Cash dividends declared							(41,196)	(41,196)
Purchase of treasury stock			2,786	(115,973)				(115,973)
Compensation expense on share-based awards							8,322	8,322

Balance at September 27, 2008	111,988	$—	35,110	$(1,685,004)	$(5,061)	$(304,835)	$1,094,072	$(900,828)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash provided by operating activities	$234,124	$265,276

Investing activities:
Capital expenditures	(13,115)	(8,651)
Capitalized software expenditures	(6,313)	(8,664)
Website development expenditures	(4,426)	(3,894)
Cash paid for acquisitions	(39,660)	(16,756)
Other items, net	(210)	(258)

Cash used for investing activities	(63,724)	(38,223)

Financing activities:
Proceeds from new term loans	—	1,200,000
Proceeds from borrowings	20,000	—
Payments of long-term debt	(25,625)	(362,909)
Proceeds from stock options exercised	8,016	17,803
Tax benefit from restricted stock units vested and stock options exercised	92	10,481
Repurchase of treasury stock	(115,973)	(1,033,644)
Payment of dividends	(41,589)	(44,614)
Deferred financing costs	—	(5,417)
Investment and advances from minority shareholder	4,843	—

Cash used for financing activities	(150,236)	(218,300)

Effect of exchange rate changes on cash/cash equivalents and other	(2,182)	2,425

Net increase in cash and cash equivalents	17,982	11,178
Cash and cash equivalents, beginning of period	39,823	37,504

Cash and cash equivalents, end of period	$57,805	$48,682

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and all of its subsidiaries. The term “Company” as used throughout this document is used to indicate Weight Watchers International, Inc. and all of its subsidiaries. The term “WWI” as used throughout this document is used to indicate Weight Watchers International, Inc. and all of its subsidiaries other than WeightWatchers.com, Inc. and all of its subsidiaries (“WW.com”). As further discussed in Note 4, effective with its formation in February 2008, the Company consolidates the financial statements of its joint venture entity, Weight Watchers Danone China Limited, and its subsidiaries (the “Joint Venture”).

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

On January 31, 2008, the Company acquired substantially all of the assets of its Palm Beach, Florida franchisee, Weight Watchers of Palm Beach County, Inc., for a net purchase price of $12,936, plus assumed liabilities and transaction costs of $226. The total purchase price has been allocated to franchise rights acquired ($12,600), inventory ($113), fixed assets ($299) and other current assets ($150).

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On June 13, 2008, the Company acquired substantially all of the assets of its Wichita, Kansas franchisee, Weight Watchers of Greater Wichita, Inc., for a net purchase price of $5,734. The total purchase price has been allocated to franchise rights acquired ($5,676) and prepaid expenses ($58).

On June 19, 2008, the Company acquired substantially all of the assets of two of its franchisees, Weight Watchers of Syracuse, Inc. and Dieters of the Southern Tier, Inc., for a combined net purchase price of $20,935, plus assumed liabilities of $162. The total purchase price has been allocated to franchise rights acquired ($20,946), fixed assets ($36), inventory ($56) and prepaid expenses ($59).

The effects of these franchise acquisitions, individually or in the aggregate, were not material to the Company’s consolidated financial position, results of operations, or operating cash flows in any of the periods presented.

4.	Joint Venture

On February 5, 2008, Weight Watchers Asia Holdings Ltd. (“Weight Watchers Asia”), a direct wholly-owned subsidiary of the Company, and Danone Dairy Asia, an indirect wholly-owned subsidiary of Groupe DANONE S.A., entered into a joint venture agreement to establish a weight management business in the People’s Republic of China. Pursuant to the terms of the joint venture agreement, Weight Watchers Asia and Danone Dairy Asia own 51% and 49%, respectively, of the Joint Venture.

Because the Company has a direct controlling financial interest in the Joint Venture, it began to consolidate this entity in the first quarter of fiscal 2008 under the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”

5.	Goodwill and Intangible Assets

The Company performs its annual impairment review of goodwill and other indefinite-lived intangible assets, including franchise rights acquired, on the last day of its fiscal year, or more frequently if deemed necessary due to significant events or changes in circumstances that could negatively impact the value of its assets. As of December 29, 2007, the Company determined that no impairment existed. The Company does not believe any events have occurred subsequent to December 29, 2007 that would require it to perform an interim impairment test. Goodwill is due mainly to the acquisition of the Company by the H.J. Heinz Company in 1978 and the acquisition of WW.com in 2005. For the nine months ended September 27, 2008, the change in goodwill is due to foreign currency fluctuations. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the nine months ended September 27, 2008, the change in franchise rights acquired is due to the acquisition of four franchises during fiscal 2008, as described in Note 3, and foreign currency fluctuations.

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $2,909 and $8,067 for the three and nine months ended September 27, 2008, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $2,350 and $5,797 for the three and nine months ended September 29, 2007, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The carrying amount of finite-lived intangible assets as of September 27, 2008 and December 29, 2007 was as follows:

	September 27, 2008		December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software costs	$36,734	$16,068	$30,707	$11,663
Trademarks	8,845	8,146	8,540	7,937
Website development costs	24,396	14,741	19,970	11,673
Other	5,741	4,714	5,741	4,650

	$75,716	$43,669	$64,958	$35,923

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of 2008	$3,097
2009	$11,189
2010	$8,454
2011	$5,992
2012	$1,959

6.	Long-Term Debt

WWI Credit Facility

WWI’s credit agreement, dated as of January 16, 2001, and amended and restated as of January 21, 2004, as supplemented on October 19, 2004 and as amended on June 24, 2005, May 8, 2006 and amended and supplemented on January 26, 2007, consists of a term loan facility consisting of two tranche A facilities, or Term Loan A and Additional Term Loan A, and a tranche B facility, or Term Loan B, in an aggregate amount of $1,550,000 and a revolving credit facility, or the Revolver, in the amount of up to $500,000. We refer to the term loan facilities and the Revolver collectively as the WWI Credit Facility. At September 27, 2008, the Company had debt outstanding of $1,642,500 (including $315,000 under Term Loan A, $700,000 under Additional Term Loan A, $492,500 under Term Loan B and $135,000 under the Revolver) and had additional availability under the Revolver of $363,020. The Term Loan A, Additional Term Loan A, Term Loan B and Revolver mature in June 2011, January 2013, January 2014 and June 2011, respectively.

On January 26, 2007, in connection with the Tender Offer (as defined in Note 7) and the share repurchase from Artal (as defined in Note 7), the Company increased its debt capacity by adding an Additional Term Loan A in the amount of $700,000 and a new Term Loan B in the amount of $500,000. The Company utilized (a) $185,784 of these proceeds to pay off the WW.com Credit Facilities (as defined below), (b) $461,593 to repurchase 8,548 of its shares in the Tender Offer and (c) $567,617 to repurchase 10,511 of its shares from Artal. In connection with the early extinguishment of the WW.com Credit Facilities, the Company recorded a charge of $3,021 in the first quarter of 2007 relating to the write-off of the deferred financing costs associated with the WW.com Credit Facilities.

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

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At September 27, 2008, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

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

During the nine months ended September 27, 2008, the Company purchased 2,786 shares of its common stock in the open market under the repurchase program at a total cost of $115,973. Other than shares repurchased in connection with the Tender Offer and the share repurchase from Artal Holdings Sp. z o.o., an indirect subsidiary of Artal Group, S.A., (Artal Group, S.A., together with its parent and subsidiaries, “Artal”) referred to below, the Company purchased no shares of its common stock during the nine months ended September 29, 2007.

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

The Tender Offer expired at midnight on January 18, 2007, and on January 26, 2007 approximately 8,548 shares were repurchased at a price of $54.00 per share. The repurchased 8,548 shares consisted of the 8,300 shares the Company offered to purchase and 248 shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, the Company repurchased 10,511 of its shares from Artal at a purchase price of $54.00 per share pursuant to its prior agreement with Artal. In January 2007, the Company amended and supplemented the WWI Credit Facility to finance these repurchases. See Note 6 for further information on the WWI Credit Facility.

8.	Earnings Per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Numerator:
Net income	$52,670	$49,511	$156,675	$161,360

Denominator:
Weighted-average shares of common stock outstanding	77,897	79,159	78,735	80,985
Effect of dilutive common stock equivalents	226	449	276	575

Weighted-average diluted common shares outstanding	78,123	79,608	79,011	81,560

EPS:
Basic	$0.68	$0.63	$1.99	$1.99
Diluted	$0.67	$0.62	$1.98	$1.98

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 1,791 and 910 for the three months ended September 27, 2008 and September 29, 2007, respectively, and 1,582 and 1,079 for the nine months ended September 27, 2008 and September 29, 2007, respectively.

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

On March 28, 2008, the Company granted 310 options and 86 RSUs from the 2004 Plan to certain members of management. The options and RSUs vest over three years and the options expire 10 years from the date of grant. The options and RSUs had an aggregate estimated grant-date fair value of $3,565 and $3,487, respectively.

10.	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 27, 2008 was 38.9% and 39.8%, respectively. The Company’s effective tax rate for both the three and nine months ended September 29, 2007 was 38.5%. For the three and nine months ended September 27, 2008, the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were comprised of state income taxes, increases in valuation allowances and the U.K. VAT adjustment, which caused a shift in the mix of earnings.

For the three and nine months ended September 29, 2007, the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were comprised of state income taxes and increases in valuation allowances, offset by lower statutory rates in certain foreign jurisdictions.

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

In light of the Court of Appeal’s ruling that Weight Watchers meetings fees in the U.K. were fully subject to 17.5% VAT and in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), the Company recorded a charge of approximately $32,500 as an offset to revenue in the second quarter of fiscal 2008 for possible U.K. VAT liability (including interest) in excess of reserves previously recorded. Beginning in the third quarter of fiscal 2008, in accordance with SFAS 5, the Company recorded VAT charges associated with U.K. meeting fees as earned, consistent with the Court of Appeal’s ruling. The Company intends to continue to defend the VAT Tribunal’s 2007 ruling and on July 23, 2008 sought permission from the U.K. House of Lords to appeal the Court of Appeal’s recent ruling. Although it is possible that the Company’s cash flows in a particular fiscal quarter may be adversely affected by this matter, it is the opinion of management that the ultimate disposition of this matter will not have a material impact on the Company’s financial position or ongoing results of operations or cash flows.

U.K. Self-Employment Matter

On July 27, 2007, HMRC issued to the Company notices of determination and decisions that, for the period April 2001 to April 2007, our leaders and certain other service providers should have been classified as employees for tax purposes and, as such, the Company should have withheld tax from the leaders and certain other service providers pursuant to the PAYE and NIC collection rules and remitted such amounts to the HMRC. As of November 3, 2008, the assessment associated with the notices of determination and decisions is approximately $26,000. It is the Company’s view that the U.K. leaders and other service providers identified by HMRC in its notices and decisions are self-employed and no withholding by the Company was required. On September 3, 2007, the Company appealed HMRC’s

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

notices and decisions as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company and on July 22, 2008, filed this appeal with the U.K. Special Commissioners. The Company intends to vigorously pursue this appeal and, although there can be no assurances, it believes it will ultimately prevail in its appeal. If such appeal is unsuccessful, it is possible that the Company’s cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material impact on the Company’s financial position or ongoing results of operations or cash flows.

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

The Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of September 27, 2008 and September 29, 2007, the Company held contracts for interest rate swaps with notional amounts totaling $900,000 and $1,050,000, respectively. The Company is hedging forecasted transactions for periods not exceeding the next four years. At September 27, 2008, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income/(loss) will be reclassified to the statement of operations within the next twelve months.

As of September 27, 2008 and September 29, 2007, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive income/(loss) in the amount of $16,121 ($26,431 before taxes) and $3,535 ($5,794 before taxes), respectively. For the three and nine months ended September 27, 2008 and September 29, 2007, there were no fair value adjustments recorded in the statement of operations since all hedges are considered qualifying.

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

Derivative Financial Instruments

The fair values for the derivative financial instruments are valued using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates. See Note 12 for disclosures related to derivative financial instruments. The following table presents the aggregate fair value of the Company’s derivative financial instruments at September 27, 2008.

	Total Fair Value	Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$31,138	—	$31,138	—

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

Comprehensive income for the Company includes net income, the effects of foreign currency translation adjustments and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income	$52,670	$49,511	$156,675	$161,360
Foreign currency translation adjustments	(2,105)	2,907	(2,280)	7,822
Changes in fair value of derivatives	(628)	(12,473)	(1,127)	(4,490)

Comprehensive income	$49,937	$39,945	$153,268	$164,692

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.	Segment Data

The Company has two operating segments, each of which is a reportable segment: WWI and WW.com. These are two separate and distinct businesses for which discrete financial information is available. This discrete financial information is maintained and managed separately and is reviewed regularly by the chief operating decision maker. All intercompany activity is eliminated in consolidation.

Information about the Company’s reportable operating segments is as follows:

	Three Months Ended September 27, 2008
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$304,418	$48,200	$—	$352,618
Intercompany revenue	4,556	—	(4,556)	—

Total revenue	308,974	48,200	(4,556)	352,618

Depreciation and amortization	4,912	1,704	—	6,616

Operating income	92,138	15,698	—	107,836

Interest expense				21,342
Other expense, net				1,191
Provision for income taxes				33,151

Income before minority interest				$52,152

Total assets	$1,248,480	$156,226	$(294,307)	$1,110,399

	Three Months Ended September 29, 2007
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$298,366	$39,084	$—	$337,450
Intercompany revenue	3,681	921	(4,602)	—

Total revenue	302,047	40,005	(4,602)	337,450

Depreciation and amortization	4,829	1,010	—	5,839

Operating income	92,344	14,155	—	106,499

Interest expense				28,309
Other income, net				(2,315)
Provision for income taxes				30,994

Net income				$49,511

Total assets	$1,238,227	$93,832	$(294,571)	$1,037,488

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended September 27, 2008
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,044,871	$144,788	$—	$1,189,659
Intercompany revenue	13,613	105	(13,718)	—

Total revenue	1,058,484	144,893	(13,718)	1,189,659

Depreciation and amortization	14,630	4,637	—	19,267

Operating income	280,693	44,428	—	325,121

Interest expense				68,220
Other income, net				(1,264)
Provision for income taxes				102,652

Income before minority interest				$155,513

Total assets	$1,248,480	$156,226	$(294,307)	$1,110,399

	Nine Months Ended September 29, 2007
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,008,486	$114,642	$—	$1,123,128
Intercompany revenue	10,798	2,652	(13,450)	—

Total revenue	1,019,284	117,294	(13,450)	1,123,128

Depreciation and amortization	12,032	2,871	—	14,903

Operating income	309,820	35,715	—	345,535

Interest expense				82,558
Other income, net				(2,418)
Early extinguishment of debt				3,021
Provision for income taxes				101,014

Net income				$161,360

Total assets	$1,238,227	$93,832	$(294,571)	$1,037,488

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.	Other Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”. This Statement established principles and requirements for how the acquirer (a) recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired and (c) determines what information to disclose. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of fiscal 2009. The impact to the Company of adopting this standard will depend on the nature, terms and size of any business combinations completed after the effective date.

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

In this Quarterly Report on Form 10-Q, or Form 10-Q, unless the context indicates otherwise: “we”, “us”, “our” and the “Company” refers to Weight Watchers International, Inc. and all of its subsidiaries consolidated for purposes of its financial statements, including WeightWatchers.com, Inc. and all of its subsidiaries; “Weight Watchers International” or “WWI” refers to Weight Watchers International, Inc. and all of its subsidiaries other than WeightWatchers.com, Inc. and all of its and subsidiaries; “WeightWatchers.com” or “WW.com” refers to WeightWatchers.com, Inc. and all of its subsidiaries; “NACO” refers to our North American Company-owned operations; and “Artal” refers to Artal Group, S.A., together with its parent and subsidiaries.

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

You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed herein, could cause our results to differ materially from those expressed or suggested in any forward-looking statements. Except as required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances that occur after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP measures of operating results that exclude certain items. Net revenues and net income, as well as global meeting fees, international meeting fees, gross profit and margin, operating income and margin and effective tax rate are discussed in this Form 10-Q both as reported (on a GAAP basis) and excluding the impact of the recent adverse U.K. VAT ruling against us. See Note 11 to the Consolidated Financial Statements for further details on this ruling. Selling, general and administrative expenses and operating income and margin are discussed in this Form 10-Q both as reported (on a GAAP basis) and excluding the expenses of our China joint venture. See Note 4 to the Consolidated Financial Statements for further details on our China joint venture. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation, or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies. See “Results of Operations for the Three Months ended September 27, 2008 compared to the Three Months ended September 29, 2007” and “Results of Operations for the Nine Months ended September 27, 2008 compared to the Nine Months ended September 29, 2007” in this Form 10-Q for reconciliations of these non-GAAP financial measures to the related GAAP measures.

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2007. Our critical accounting policies have not changed since the end of fiscal 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 29, 2007

Certain key metrics were negatively affected by an offset to revenue recorded in the third quarter 2008 resulting from the adverse U.K. VAT ruling received by the Company during the second quarter 2008 with respect to the imposition of value added tax, or VAT, on meeting fees collected by our U.K. subsidiary. We discuss the U.K. VAT ruling further in Note 11 of our Consolidated Financial Statements. After accounting for the aforementioned U.K. VAT ruling, our reported revenues for the third quarter of 2008 were $352.6 million, an increase of $15.1 million, or 4.5%, from the prior year quarter. Our global meeting fees were $213.2 million, an increase of $8.7 million, or 4.3%, from the prior year quarter, and our international meeting fees were $66.9 million, an increase of $7.7 million, or 13.0%, from the prior year quarter. Our gross profit margin of 55.1% was also affected by the offset to revenue resulting from the U.K. VAT ruling, decreasing 60 basis points from the prior year’s margin of 55.7%. Our operating income margin was similarly affected, declining from 31.6% to 30.6%. Our operating income for the third quarter of 2008 was $107.8 million, an increase of $1.3 million from the prior year quarter. Our effective tax rate in the third quarter 2008 was also affected by the U.K. VAT ruling, increasing from 38.5% last year to 38.9% this year, due mainly to a shift in the mix of our earnings.

The table below shows our consolidated results for the three months ended September 27, 2008 as compared to the three months ended September 29, 2007 on both a GAAP basis and as adjusted to give effect to the U.K. VAT ruling. See “Non-GAAP Financial Measures” above. As a result of the adverse U.K. VAT ruling, our consolidated results for the three months ended September 27, 2008 include a negative adjustment of $1.8 million to revenues, offset by a tax benefit of $0.6 million.

	(In millions, except per share amounts)
	Three Months Ended September 27, 2008	Three Months Ended September 29, 2007	Increase/ (Decrease)
Revenues, net (as adjusted) (1)	$354.4	$337.5	$16.9
VAT ruling impact on Q3 2008 (1)	(1.8)	—	(1.8)

Revenues, net of VAT ruling (as reported)	352.6	337.5	15.1
Cost of revenues	158.2	149.6	8.6

Gross profit	194.4	187.9	6.5
Marketing expenses	40.0	39.2	0.8
Selling, general and administrative expenses	46.6	42.2	4.4

Operating income	107.8	106.5	1.3
Interest expense, net	21.3	28.3	(7.0)
Other expense/(income), net	1.2	(2.3)	3.5

Income before income taxes and minority interest	85.3	80.5	4.8
Provision for income taxes	33.1	31.0	2.1

Income before minority interest	52.2	49.5	2.7
Minority interest	0.5	—	0.5

Net income	$52.7	$49.5	$3.2

Weighted average diluted shares outstanding	78.1	79.6

Diluted EPS	$0.67	$0.62	$0.05

(1)	With respect to the three months ended September 27, 2008, revenues, net (as adjusted) is a non-GAAP financial measure that adjusts net revenues to exclude the impact of the U.K. VAT adjustment. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

As noted above, net revenues for the three months ended September 27, 2008 were $352.6 million, an increase of $15.1 million, or 4.5%, from $337.5 million for the three months ended September 29, 2007. Excluding the impact of the U.K. VAT ruling on third quarter 2008 results, net revenues of $354.4 million were up $16.9 million, or 5.0%, versus the third quarter of last year. This includes a 0.6% benefit from favorable foreign currency exchange rates.

For the three months ended September 27, 2008, reported global meeting fees were $213.2 million, an increase of $8.7 million, or 4.3%, from the prior year quarter. Excluding the third quarter 2008 adjustment for the U.K. VAT ruling of $1.8 million, global meeting fees totaled $215.0 million in the third quarter of 2008 versus $204.5 million for the comparable prior year period, an increase of $10.5 million, or 5.1%, despite a 5.7% decline in global attendance volumes. Global attendance was 13.1 million in the third quarter of 2008 as compared to 13.9 million in the comparable prior year quarter, a 0.8 million decline. The increase in adjusted global meeting fees is attributable to the Monthly Pass commitment plan, or Monthly Pass. In addition to the U.S., we now have Monthly Pass internationally, in the U.K., Germany, and Australia, each of which launched in third quarter 2007, and in France, which launched during the second quarter of 2008. Monthly Pass drove third quarter 2008 paid weeks in the global meeting business to 21.1 million, a 7.3% increase versus the third quarter of 2007, and resulted in a 10.8% increase in the average meeting fee per attendee versus the prior year quarter on a constant currency basis.

In NACO, meeting fees for the three months ended September 27, 2008 were $146.3 million, up $1.0 million, or 0.7%, from $145.3 million for the three months ended September 29, 2007. Attendances declined 6.3% versus the prior year quarter to 8.1 million including the impact of acquisitions, and declined 8.5% without the benefit of acquisitions. Paid weeks rose 1.0% as a result of the continued success of Monthly Pass, outpacing attendance and thereby driving a 7.0% increase in the average meeting fee per attendee versus the prior year period. In the U.S., the third quarter of 2008 marks the second anniversary of the launch of Monthly Pass.

Our reported international meeting fees were $66.9 million, an increase of $7.7 million, or 13.0%, from the prior year quarter. Excluding the adjustment for the U.K. VAT ruling, our international meeting fees were $68.7 million in the third quarter 2008, an increase of $9.5 million, or 16.0%, from $59.2 million in the comparable prior year period. On a local currency basis, adjusted international meeting fees rose 13.7% from the prior year period. Total paid weeks in our international meeting business increased 23.5% versus the prior year period, with the U.K. up 22.2% and Continental Europe up 27.7%, despite a 4.8% decline in international attendance. The drivers of meeting fee revenue and paid weeks growth were Monthly Pass, introduced in the U.K. and Germany in the third quarter of 2007, and in France in the second quarter of 2008, and concurrent price increases taken in the U.K. and France.

Global product sales for the three months ended September 27, 2008 were $68.6 million, down $3.6 million, or 5.0%, from $72.2 million for the three months ended September 29, 2007. International product sales increased to $34.4 million, up $0.9 million, or 2.7% above the prior year quarter in current dollars and 0.6% in local currencies, driven by increases in product sales per attendee. In NACO, product sales declined in the third quarter 2008, by 11.6%, or $4.5 million, to $34.2 million, primarily a result of the decline in attendance, coupled with lower sales per attendee of our more expensive one-time purchased products, such as starter kits and electronics.

Internet revenues, which include subscription revenue from sales of Weight Watchers Online and Weight Watchers eTools, as well as Internet advertising revenue, grew $9.1 million, or 23.6%, for the three months ended September 27, 2008, to $47.7 million, up from $38.6 million for the three months ended September 29, 2007. End-of-period active Weight Watchers Online subscribers increased 24.0%, from 609,000 at September 29, 2007 to 755,000 at September 27, 2008, partially as a result of increasing our investment in television advertising. Strong signup volumes in all geographies, combined with the launch of Weight Watchers Online in France and the Netherlands, drove this growth.

Other revenue, comprised primarily of licensing revenues and our publications, was $19.8 million for the three months ended September 27, 2008, an increase of $1.4 million, or 7.6%, from $18.4 million for the three months ended September 29, 2007. Licensing revenues increased $1.6 million globally, or 11.0%, primarily driven by our dairy product licenses in the U.S.

Third quarter 2008 franchise royalties were $2.2 million in North America and $1.1 million internationally. Total franchise royalties were $3.3 million, down 13.2% from $3.8 million in the prior year quarter. Excluding lost commissions resulting from our recent franchise acquisitions, franchise royalties declined 5.2%.

Cost of revenues was $158.2 million for the three months ended September 27, 2008, an increase of $8.6 million, or 5.7%, from $149.6 million for the three months ended September 29, 2007. Partially as a result of the offset to revenue resulting from the U.K. VAT ruling, our reported gross profit margin dropped 60 basis points, from 55.7% in the third quarter 2007 to 55.1% in the third quarter 2008. Excluding the adjustment for the U.K. VAT ruling, our gross profit was $196.2 million, an increase of $8.3 million, but our gross margin percentage declined 30 basis points to 55.4% from 55.7%. The decline was in the meeting business and was due to two factors: Monthly Pass ramp-up costs in Europe and lower product sales margins in NACO, driven by higher product and transport costs. The WeightWatchers.com business, which carries a structurally higher gross margin, experienced gross margin expansion and partially offset the meeting business decline.

Marketing expenses for the three months ended September 27, 2008 increased $0.8 million, or 2.0%, to $40.0 million, from $39.2 million for the three months ended September 29, 2007. We invested in online and television marketing for WW.com, which proved successful in driving business, and increased advertising in Continental Europe. These increases were almost completely offset by lower spending in our U.S. and U.K. markets. Third quarter 2008 marketing expenses were 11.3% of revenues as compared to 11.6% in the same period last year.

Selling, general and administrative expenses were $46.6 million for the three months ended September 27, 2008 as compared to $42.2 million for the three months ended September 29, 2007, an increase of $4.4 million, or 10.4%. Foreign currency exchange rates represent 1.1% of this increase. Information technology costs remain the significant driver of the increase, a result of ongoing upgrades to our systems infrastructure. Higher expense in this area added approximately 5.4% to selling, general and administrative expense in the third quarter 2008 and reflects the combined impact of increased depreciation as we brought new information technology systems online, and higher maintenance costs related to new systems already put in service. Our reported selling, general and administrative expenses included $1.3 million of expense related to our China joint venture and were 13.2% of revenues for the third quarter 2008. Excluding the expenses associated with our China joint venture, selling, general and administrative expenses increased slightly, to 12.8% in the third quarter 2008 as compared to 12.5% in the same period last year.

Our reported operating income for the third quarter of 2008 was $107.8 million, an increase of $1.3 million from the prior year period. Our reported operating income margin declined 1.0% from 31.6% in the third quarter of 2007 to 30.6% in the third quarter 2008. Excluding the $1.8 million adjustment for the U.K. VAT ruling and $1.7 million of expenses of our China joint venture, our operating income for the third quarter 2008 was $111.3 million, as compared to $106.5 million in the third quarter of 2007, an increase of $4.8 million, or 4.5%. The adjusted operating income margin excluding the adjustment for the U.K. VAT ruling and expenses of our China joint venture was 31.4% in this year’s third quarter, a slight decrease versus 31.6% for the comparable period last year.

Interest expense was $21.3 million for the 2008 third quarter, a decrease of $7.0 million from $28.3 million in the third quarter 2007, due to a decrease of $111.3 million in our average debt outstanding and lower effective interest rates. The average effective interest rate for the 2008 third quarter declined to 5.10%, versus 6.38% in the prior year period, both as a result of a decline in LIBOR and the 0.25% reduction in our interest rate spread over LIBOR for the Term Loan A, Additional Term Loan A and Revolver, which took effect at the end of February 2008.

For the third quarter 2008, we reported other expense of $1.2 million, as compared to other income of $2.3 million in the third quarter of 2007. The change is primarily the result of the impact of foreign currency exchange rates on intercompany transactions.

The effective tax rate on our reported results for the third quarter of 2008 was 38.9%, as compared to 38.5% in the third quarter of 2007. Excluding the adjustment for the U.K. VAT ruling, our effective tax rate for the three months ended September 27, 2008 was 38.7%.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 29, 2007

Certain key metrics were significantly negatively affected by an offset to revenue recorded in the second and third quarters of 2008 resulting from the adverse U.K. VAT ruling received by the Company during the second quarter 2008 with respect to the imposition of VAT on meeting fees collected by our U.K. subsidiary. We discuss the U.K. VAT ruling in Note 11 of our Consolidated Financial Statements. After accounting for the aforementioned U.K. VAT ruling, our reported revenues for the nine months ended September 27, 2008 were $1,189.7 million, an increase of $66.6 million, or 5.9%, from the prior year period. Our global meeting fees were $693.6 million, an increase of $21.5 million, or 3.2%, from the prior year period, and our international meeting fees were $212.4 million, an increase of $1.5 million, or

0.7%, from the prior year period. Our gross profit margin of 54.7% was also affected by the offset to revenue resulting from the U.K. VAT ruling, decreasing 170 basis points from the prior year’s margin of 56.4%. Our operating income margin was similarly affected, declining from 30.8% to 27.3%. Our operating income for the nine months ended September 27, 2008 was $325.1 million, a decrease of $20.4 million, or 5.9%, from the prior year period. Our effective tax rate was also affected by the U.K. VAT ruling, increasing from 38.5% for the nine months ended September 29, 2007 to 39.8% for the nine months ended September 27, 2008, due mainly to a shift in the mix of our earnings.

The table below shows our consolidated results for the nine months ended September 27, 2008 as compared to the nine months ended September 29, 2007 on both a GAAP basis and as adjusted to give effect to the U.K. VAT ruling. See “Non-GAAP Financial Measures” above. As a result of the adverse U.K. VAT ruling, our consolidated results for the nine months ended September 27, 2008 include a negative aggregate adjustment of $34.2 million to revenues (including interest), offset by a tax benefit of $11.0 million.

	(In millions, except per share amounts)
	Nine Months Ended September 27, 2008	Nine Months Ended September 29, 2007	Increase/ (Decrease)
Revenues, net (as adjusted) (1)	$1,223.9	$1,123.1	$100.8
VAT ruling impact on Q1-Q3 2008 (1)	(6.3)	—	(6.3)
VAT ruling impact on prior years 2005-2007 (1)	(27.9)	—	(27.9)

Revenues, net of VAT ruling (as reported)	1,189.7	1,123.1	66.6
Cost of revenues	539.3	489.5	49.8

Gross profit	650.4	633.6	16.8
Marketing expenses	186.6	163.6	23.0
Selling, general and administrative expenses	138.7	124.5	14.2

Operating income	325.1	345.5	(20.4)
Interest expense, net	68.2	82.6	(14.4)
Other income, net	(1.3)	(2.5)	1.2
Early extinguishment of debt	—	3.0	(3.0)

Income before income taxes and minority interest	258.2	262.4	(4.2)
Provision for income taxes	102.7	101.0	1.7

Income before minority interest	155.5	161.4	(5.9)
Minority interest	1.2	—	1.2

Net income	$156.7	$161.4	$(4.7)

Weighted average diluted shares outstanding	79.0	81.6

Diluted EPS	$1.98	$1.98	$—

(1)	With respect to the nine months ended September 27, 2008, revenues, net (as adjusted) is a non-GAAP financial measure that adjusts net revenues to exclude the impact of the U.K. VAT adjustment. See “Non-GAAP Financial Measures” above or an explanation of our use of non-GAAP financial measures.

As noted above, net revenues for the nine months ended September 27, 2008 were $1,189.7 million, an increase of $66.6 million, or 5.9%, from $1,123.1 million for the nine months ended September 29, 2007. Excluding the full impact of the U.K. VAT ruling on current and prior year periods, net revenues of $1,223.9 million increased $100.8 million, or 9.0%, versus the nine months ended September 29, 2007. This includes a $29.1 million, or 2.6%, benefit from favorable foreign currency exchange rates.

The U.K. VAT ruling as it currently stands will negatively impact net revenues on an ongoing basis. For 2008, we estimate an annualized impact to net revenues of $8.0 million. The table above shows that $6.3 million of the total charge related to the U.K. VAT ruling pertained specifically to the first nine months of 2008. Earned net revenues in the first nine months of 2008, reduced for this $6.3 million portion of the U.K. VAT charge, were $1,217.6 million.

For the nine months ended September 27, 2008, reported global meeting fees were $693.6 million, an increase of $21.5 million, or 3.2%, from the prior year. Excluding the aggregate adjustment for the U.K. VAT ruling of $34.2 million, global meeting fees totaled $727.8 million in the first nine months of 2008 versus $672.1 million for the comparable prior year period, an increase of $55.7 million, or 8.3%, including the favorable impact of foreign currency translation. Global attendance was 47.2 million in the first nine months of 2008 as compared to 49.7 million in the comparable prior year period, a 2.5 million, or 5.0%, decline. The increase in global meeting fees is attributable to Monthly Pass. We now have Monthly Pass outside the U.S., in the U.K., Germany, and Australia, each of which launched in third quarter 2007, and in France, which launched during the second quarter of 2008. Monthly Pass drove paid weeks in the global meeting business to 69.8 million in the first nine months of 2008, a 7.7% increase versus the first nine months of 2007, and resulted in an 11.3% increase in the average meeting fee per attendee versus the prior year period on a constant currency basis.

In NACO, meeting fees for the nine months ended September 27, 2008 were $481.2 million, up $20.0 million, or 4.3%, from $461.2 million for the nine months ended September 29, 2007. Attendances declined 5.0% versus the prior year period to 28.6 million including the impact of acquisitions, and declined 6.8% without the benefit of acquisitions. Paid weeks rose 4.9% as a result of the continued success of Monthly Pass, outpacing attendance and thereby driving a 9.9% increase in the average meeting fee per attendee.

Our reported international meeting fees were $212.4 million for the nine months ended September 27, 2008, an increase of $1.5 million, or 0.7%, from the prior year period. Excluding the adjustment for the U.K. VAT ruling, our international meeting fees were $246.6 million for the nine months ended September 27, 2008, an increase of $35.7 million, or 16.9%, from $210.9 million for the nine months ended September 29, 2007. On a local currency basis, international meeting fees rose 9.6% compared to the prior year period. Total paid weeks in our international meeting business increased 14.0% versus the prior year period, with the U.K. up 16.5% and Continental Europe up 14.6%. The introduction of Monthly Pass in the U.K. and Germany in the third quarter of 2007, coupled with a concurrent price increase in the U.K., drove international meeting fee revenue growth in the first nine months of 2008, despite a 5.0% decline in attendances.

Global product sales for the nine months ended September 27, 2008 were $276.6 million, up $9.7 million, or 3.6%, from $266.9 million for the nine months ended September 29, 2007, driven by an increase in product sales per attendee across all of our markets. A regular strategy of new product launches, rotation of product offerings, and updating our enrollment products has resulted in the continuing trend of growth in product sales per attendee. Internationally, product sales were strong, increasing 11.1%, or $13.5 million, from the nine months ended September 29, 2007 to $135.3 million for the nine months ended September 27, 2008. In local currencies, international product sales rose 3.6%, as compared with the prior year period. In NACO, product sales declined 2.6%, or $3.8 million, to $141.3 million in the first nine months of 2008.

Internet revenues, which include subscription revenue from sales of Weight Watchers Online and Weight Watchers eTools, as well as Internet advertising revenue, grew $30.0 million, or 26.6%, to $142.6 million for the nine months ended September 27, 2008 from $112.6 million for the nine months ended September 29, 2007. End-of-period active Weight Watchers Online subscribers increased 24.0%, from 609,000 at September 29, 2007 to 755,000 at September 27, 2008. Strong signup volumes in all geographies, combined with the launch of Weight Watchers Online in France and the Netherlands, contributed to this growth.

Other revenue, comprised primarily of licensing revenues and our publications, was $63.8 million for the nine months ended September 27, 2008, an increase of $5.8 million, or 10.0%, from $58.0 million for the nine months ended September 29, 2007. Licensing revenues increased $6.2 million globally, or 14.0%, as a result of higher royalties on our existing ice cream and yogurt licenses and new product licenses in the U.S. as well as higher royalties on various other products in the U.K.

Franchise royalties in the first nine months of 2008 were $8.8 million in North America and $4.3 million internationally. Total franchise royalties were $13.1 million in the first nine months of 2008, and were $0.4 million lower than the prior year period; however, excluding lost commissions resulting from our recent franchise acquisitions, franchise royalties rose 3.4%.

Cost of revenues was $539.3 million for the first nine months of 2008, an increase of $49.8 million, or 10.2%, from $489.5 million for the first nine months of 2007. Primarily as a result of the offset to revenue resulting from the U.K. VAT ruling, our reported gross profit margin dropped 170 basis points, from 56.4% in the first nine months of 2007 to 54.7% in the first nine months of 2008. Excluding the adjustment for the U.K. VAT ruling, our gross margin was 55.9% for the first nine months of 2008. While gross profit in absolute dollars increased $51.0 million to $684.6 million, our adjusted gross profit margin declined 50 basis points. The decline was primarily in the meeting business and was due to start-up costs for Monthly Pass in Europe; lower product sales margins in NACO driven by product mix and higher transport costs; and lower meeting averages in some of our countries. The impact of this decline was partially offset by the continued growth of the WW.com business, which carries a structurally higher gross margin.

Marketing expenses for the first nine months of 2008 rose $23.0 million, or 14.1%, to $186.6 million, from $163.6 million for the first nine months of 2007, with foreign currency exchange rates accounting for $5.4 million of the increase. We made significant marketing investments in the WW.com business during the first nine months of 2008 which proved successful, including using television advertising for the first time in the U.K. and Germany, and increasing our online advertising in all WeightWatchers.com geographies. In the meeting business, our international geographies experienced an increase in marketing as well, driven by a combination of more expensive primetime television media coupled with additional television advertising in Continental Europe, partially to support the launch of our new programs there. On a reported basis, marketing expenses for the first nine months of 2008 were 15.7% of revenues. Excluding the adjustment to revenues for the U.K. VAT ruling, our marketing expenses were 15.2% of revenues for the nine months ended September 27, 2008, as compared to 14.6% in the same period last year.

Selling, general and administrative expenses were $138.7 million for the first nine months of 2008, as compared to $124.5 million for the first nine months of 2007, an increase of $14.2 million, or 11.4%. Information technology costs remain the significant driver of the increase, representing our ongoing investment to upgrade our systems infrastructure. Higher expense in this area resulted from a combination of increased depreciation as we brought new information technology systems online, and higher maintenance costs related to new systems already put in service. Foreign currency exchange rates as well as expenses of our China joint venture also contributed to the increase. On a reported basis, selling, general and administrative expenses for the first nine months of 2008 were 11.7% of revenues. Excluding the adjustment to revenues for the U.K. VAT ruling, selling, general and administrative expenses were up slightly versus last year as a percentage of net revenues, at 11.3% for the nine months ended September 27, 2008, versus 11.1% in the same period of 2007.

Our reported operating income for the nine months ended September 27, 2008 was $325.1 million, a decrease of $20.4 million, or 5.9%, as compared to the prior year period. Our reported operating income margin declined from 30.8% for the nine months ended September 29, 2007 to 27.3% for the nine months ended September 27, 2008. Excluding the adjustment for the U.K. VAT ruling, our operating income was $359.3 million for the first nine months of 2008 as compared to $345.5 million in the prior year period, an increase of $13.8 million, or 4.0%. The adjusted operating income margin for the nine months ended September 27, 2008 was 29.4%, a decrease of 140 basis points from 30.8% in the comparable period last year. This reduction in margin was the result of the decline in gross margin coupled with higher marketing expense.

Interest expense was $68.2 million for the nine months ended September 27, 2008, a decrease of $14.4 million, or 17.4%, from $82.6 million for the nine months ended September 29, 2007, due to lower effective interest rates and a $48.9 million decrease in our average debt outstanding. The average effective interest rate for the nine months ended September 27, 2008 declined significantly to 5.43%, versus 6.42% in the comparable prior year period, as a result of a decline in LIBOR and the 0.25% reduction in our interest rate spread over LIBOR for the Term Loan A, Additional Term Loan A and the Revolver, which took effect at the end of February 2008.

For the nine months ended September 27, 2008, we reported other income of $1.3 million, as compared to $2.5 million in the comparable prior year period. The decrease is primarily the result of the impact of foreign currency exchange rates on intercompany transactions.

In the first quarter of 2007, we recorded a charge of $3.0 million for early extinguishment of debt. This charge reflected the write-off of deferred financing costs associated with the WW.com Credit Facilities, which were paid down during that period (as further explained in Note 6 to the Consolidated Financial Statements).

The effective tax rate on our reported results for the first nine months of 2008 was 39.8%, as compared to 38.5% in the first nine months of 2007. Excluding the adjustment for the U.K. VAT ruling, our effective tax rate for the nine months ended September 27, 2008 was 38.9%.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

For the nine months ended September 27, 2008, cash and cash equivalents were $57.8 million, an increase of $18.0 million from the end of fiscal 2007. Cash flows provided by operating activities were $234.1 million, exceeding the period’s $156.7 million net income by $77.4 million. The excess of cash over net income arose from changes in our working capital, as described below, and differences between book and cash taxes. Funds used for investing and financing activities combined totaled $213.9 million. Investing activities utilized $63.7 million, including $39.7 million for franchise acquisitions and $23.9 million for capital spending. Cash used for financing activities totaled $150.2 million, including $116.0 million used to repurchase 2.8 million shares of our common stock, dividend payments of $41.6 million and net long-term debt payments of $5.6 million.

For the nine months ended September 29, 2007, cash and cash equivalents were $48.7 million, an increase of $11.2 million from the end of fiscal 2006. Cash flows provided by operating activities were $265.3 million. The cash provided by operations exceeded our net income of $161.4 million, with the excess arising from changes in our working capital, in particular a significant increase in deferred revenues, and differences between book and cash taxes. Funds used for investing and financing activities combined totaled $256.5 million. Investing activities utilized $38.2 million, primarily for acquisitions of $16.8 million, and capital spending of $21.3 million. Cash used for financing activities totaled $218.3 million. This included the repurchase of 19.1 million shares of our common stock for $1,033.6 million in connection with our Tender Offer and share repurchase from Artal (as further explained in “Liquidity and Capital Resources–Stock Transactions”) and dividend payments of $44.6 million, financed primarily by net proceeds from borrowings of $837.1 million.

Balance Sheet

Comparing our balance sheet at September 27, 2008 with that at December 29, 2007, our cash balance increased by $18.0 million. Our working capital deficit at September 27, 2008 was $269.7 million, including $57.8 million of cash (as discussed above), as compared to $172.1 million at December 29, 2007, including $39.8 million of cash. Excluding the change in cash, the working capital deficit increased by $115.6 million during the first nine months of 2008.

Of the $115.6 million increase in negative working capital, $96.3 million represented increases in the current portion of our long-term debt, $7.6 million represented an increase in our derivative payable due to changes in the interest rate yield curve and $37.5 million represented the increase in the U.K. VAT liability. Negative working capital decreased $3.7 million as a result of higher deferred taxes. The remaining $22.1 million related to operational items and is in keeping with the normal seasonality of the business, notably a $12.5 million reduction in inventory and a $23.9 million increase in deferred revenue for the growth in member prepayments associated with our commitment plans, notably Monthly Pass. These changes were partially offset by a $51.9 million increase in net payables and accrued expenses and $6.6 million growth in our receivables balance.

Long-Term Debt

As of September 27, 2008, our credit facilities consisted of Term Loan A, Additional Term Loan A, Term Loan B, and the Revolver, collectively, the WWI Credit Facility. At September 27, 2008, we had debt of $1,642.5 million and had additional availability under our $500.0 million Revolver of $363.0 million.

At September 27, 2008 and December 29, 2007, our debt consisted entirely of variable-rate instruments. The average interest rate on our debt was approximately 4.0% and 6.5% per annum at September 27, 2008 and December 29, 2007, respectively.

The following schedule sets forth our long-term debt obligations and interest rates at September 27, 2008:

Long-Term Debt

At September 27, 2008

(Balances in millions)

	Balance	Interest Rate
Revolver due 2011	$135.0	3.92%
Term Loan A due 2011	315.0	3.81%
Additional Term Loan A due 2013	700.0	3.81%
Term Loan B due 2014	492.5	4.31%

Total Debt	1,642.5
Less Current Portion	141.9

Total Long-Term Debt	$1,500.6

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

The WWI Credit Facility contains customary covenants, including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. At September 27, 2008, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and we expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

On March 20, 2008, Standard & Poor’s affirmed its “BB+” rating on the WWI Credit Facility. On March 31, 2008, Moody’s affirmed its “Ba1” rating for the WWI Credit Facility.

The following schedule sets forth our debt obligations by fiscal year:

Total Debt Obligation (Including Current Portion) As of September 27, 2008 (in millions)
Remainder of 2008	$20.0
2009	162.5
2010	215.0
2011	490.0
2012	229.0
Thereafter	526.0

Total	$1,642.5

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

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding an additional $250.0 million to this plan. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under the program. During the nine months ended September 27, 2008, we purchased 2.8 million shares of our common stock in the open market under the repurchase program at a total cost of $116.0 million. Other than the aforementioned Tender Offer and share repurchase from Artal, we purchased no shares of our common stock during the nine months ended September 29, 2007.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”. This statement established principles and requirements for how the acquirer (a) recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired and (c) determines what information to disclose. This statement is effective for business combinations for which the acquisition date is on or after the beginning of fiscal 2009. The impact to us of adopting this standard will depend on the nature, terms and size of any business combinations completed after the effective date.

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

In light of the Court of Appeal’s ruling that Weight Watchers meetings fees in the U.K. were fully subject to 17.5% VAT and in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a charge of approximately $32.5 million as an offset to revenue in the second quarter of fiscal 2008 for possible U.K. VAT liability (including interest) in excess of reserves previously recorded. Beginning in the third quarter of fiscal 2008, in accordance with SFAS 5, we recorded VAT charges associated with U.K. meeting fees as earned, consistent with the Court of Appeal’s ruling. We intend to continue to defend the VAT Tribunal’s 2007 ruling and on July 23, 2008 sought permission from the U.K. House of Lords to appeal the Court of Appeal’s recent ruling. Although it is possible that our cash flows in a particular fiscal quarter may be adversely affected by this matter, it is the opinion of management that the ultimate disposition of this matter will not have a material impact on our financial position or ongoing results of operations or cash flows.

U.K. Self-Employment Matter

On July 27, 2007, HMRC issued to us notices of determination and decisions that, for the period April 2001 to April 2007, our leaders and certain other service providers should have been classified as employees for tax purposes and, as such, we should have withheld tax from the leaders and certain other service providers pursuant to the PAYE and NIC collection rules and remitted such amounts to the HMRC. As of November 3, 2008, the assessment associated with the notices of determination and decisions is approximately $26 million. It is our view that the U.K. leaders and other service providers identified by HMRC in its notices and decisions are self-employed and no withholding by us was required. On September 3, 2007, we appealed HMRC’s notices and decisions as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us and on July 22, 2008, filed this appeal with the U.K. Special Commissioners. We intend to vigorously pursue this appeal and, although there can be no assurances, we believe we will ultimately prevail in our appeal. If such appeal is unsuccessful, it is possible that our cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material impact on our financial position or ongoing results of operations or cash flows.

Due to the nature of its activities, we are also, at times, subject to pending and threatened legal actions that arise out of the ordinary course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on our results of operations, financial condition or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors at September 27, 2008 from those detailed in the Company’s Annual Report on Form 10-K filed with the SEC for fiscal 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 29 - August 2	—	$—	—	$162,983,634
August 3 - August 30	931,100	39.31	931,100	126,386,144
August 31 - September 27	662,100	39.14	662,100	100,473,445

Total	1,593,200	$39.24	1,593,200	100,473,445

(1)	For a discussion of the Company’s program to repurchase its common stock, see Note 7 to the Consolidated Financial Statements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report under this item.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit 10.1	Intellectual Property License Agreement, dated as of July 7, 2008, by and between Weight Watchers International, Inc. and Weight Watchers Danone China Limited.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: November 6, 2008	By:	/s/ DAVID P. KIRCHHOFF
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2008	By:	/s/ ANN M. SARDINI
Ann M. Sardini
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1	Intellectual Property License Agreement, dated as of July 7, 2008, by and between Weight Watchers International, Inc. and Weight Watchers Danone China Limited.

Exhibit 31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

Exhibit 31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.