Form 10-K
period 2009-01-03
WEIGHT WATCHERS INTERNATIONAL INC
filed 2009-03-04
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

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

Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 27, 2008 (based upon the average bid and asked price of $37.28 per share of common stock as of June 27, 2008, the last business day of the registrant’s second fiscal quarter of 2008, as quoted on the New York Stock Exchange), was $1,308,166,309. For purposes of this computation, it is assumed that shares of common stock held by our directors, officers and our controlling shareholders would be deemed stock held by affiliates.

The number of shares outstanding of common stock as of January 31, 2009 was 76,984,625.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2009 annual meeting of shareholders scheduled to be held on May 11, 2009 are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended January 3, 2009.

Weight Watchers International, Inc.

Annual Report on Form 10-K

i

BASIS OF PRESENTATION

Weight Watchers International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Annual Report on Form 10-K, unless the context indicates otherwise: “we”, “us”, “our” and the “Company” refers to Weight Watchers International, Inc. and all of its subsidiaries consolidated for purposes of its financial statements, including WeightWatchers.com, Inc. and all of its subsidiaries; “Weight Watchers International” or “WWI” refers to Weight Watchers International, Inc. and all of its subsidiaries other than WeightWatchers.com, Inc. and subsidiaries of WeightWatchers.com, Inc.; “WeightWatchers.com” refers to WeightWatchers.com, Inc. and all of its subsidiaries; “NACO” refers to our North American Company-owned meeting operations; and “China Joint Venture” refers to Weight Watchers Danone China Limited and all of its subsidiaries.

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Annual Report on Form 10-K:

•	“fiscal 2000” refers to our fiscal year ended April 29, 2000;

•	“fiscal 2001” refers to our fiscal year ended December 29, 2001;

•	“fiscal 2002” refers to our fiscal year ended December 28, 2002;

•	“fiscal 2003” refers to our fiscal year ended January 3, 2004;

•	“fiscal 2004” refers to our fiscal year ended January 1, 2005;

•	“fiscal 2005” refers to our fiscal year ended December 31, 2005;

•	“fiscal 2006” refers to our fiscal year ended December 30, 2006;

•	“fiscal 2007” refers to our fiscal year ended December 29, 2007;

•	“fiscal 2008” refers to our fiscal year ended January 3, 2009; and

•	“fiscal 2009” refers to our fiscal year ended January 2, 2010.

The following terms used in this Annual Report on Form 10-K are our trademarks: Weight Watchers®, WeightWatchers.com®, POINTS®, Momentum™ and Core Plan®.

ii

PART I

Item 1.	Business

Overview

We are a leading, global-branded consumer company and the world’s leading provider of weight management services, operating globally through a network of Company-owned and franchise operations. With over four decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. In 2008, consumers spent over $4 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, products sold at meetings, Internet subscription products sold by WeightWatchers.com, licensed products sold in retail channels and magazine subscriptions and other publications.

The high awareness and credibility of our brand among all types of weight-conscious consumers—women and men, consumers online and offline, the support-inclined and the self-help-inclined—provide us with a significant competitive advantage and growth opportunity. As the number of overweight and obese people worldwide grows, we believe our global presence and brand awareness uniquely position us to capture an increasing share of the global weight management market through our core meetings business and our additional growth vehicles, such as WeightWatchers.com and our licensing efforts.

In the more than 45 years since our founding, we have built our meetings business by helping millions of people around the world lose weight through sensible and sustainable food plans, exercise, behavior modification and group support. Each week, approximately 1.4 million members attend over 50,000 Weight Watchers meetings around the world, which are run by more than 16,000 leaders—each of whom has lost weight on our program. We are constantly improving our scientifically-based weight management approaches, and we are one of only a few commercial weight management programs whose efficacy has been clinically proven. Our strong brand, together with the effectiveness of our plans, loyal customer base and unparalleled network and infrastructure, enable us to attract new and returning members efficiently. Our customer acquisition costs are relatively low due to both word of mouth referrals and our efficient mass marketing programs.

Through WeightWatchers.com, we offer Internet subscription weight management products to consumers and maintain an interactive presence on the Internet for the Weight Watchers brand. We believe WeightWatchers.com is the global leading provider of weight management Internet subscription products. Currently, we provide two Internet subscription offerings: Weight Watchers Online and Weight Watchers eTools. Weight Watchers Online provides interactive and personalized resources that allow users to follow our weight management plans via the Internet. Weight Watchers eTools is the Internet weight management companion for Weight Watchers meetings members who want to interactively manage the day-to-day aspects of their weight management plans on the Internet. We currently offer these two products in the United States, the United Kingdom, Canada, Germany, France, the Netherlands and Australia.

Our licensing revenues have been steadily growing in both the United States and internationally. Companies show continued interest in licensing our brand and other intellectual property as a platform to build their businesses since the Weight Watchers brand brings high credibility and access to the weight-conscious consumer. By partnering with carefully selected companies in categories relevant and helpful to weight-conscious consumers, we have created a highly profitable licensing business as well as a powerful vehicle to reinforce the Weight Watchers brand in the minds of our target consumers.

The Global Weight Management Market

We participate in the global weight management market. According to Marketdata Enterprises, the weight management industry had revenue of approximately $55 billion in 2006 in the United States alone. The number of overweight and obese people has steadily increased around the world over the past 20 years and is estimated at approximately 1.6 billion in 2005, primarily driven by improving living standards and changing eating patterns, along with increasingly sedentary lifestyles. According to the Centers for Disease Control and Prevention, between 2003 and 2004, 66% of Americans over the age of 19 were considered overweight and almost half of these were obese; similar research conducted between 2005 and 2006 indicated no statistically significant change in the reported obesity rate. Numerous diseases, including heart disease, high blood pressure and Type II diabetes, are associated with being overweight or obese. We believe the growing population of overweight people who are motivated by both an increasing awareness of the health benefits of weight loss and the desire to improve their appearance is fueling the growth in demand for weight management programs. This growth and awareness is also a result of an increasing willingness of employers and governments to promote and contribute towards the cost of weight management programs.

Our Services and Products

Our Weight Management Plans

In each of our markets, we offer services and products that are built upon weight management plans tailored to local tastes and habits. These weight management plans are comprised of a range of nutritional, exercise and behavioral tools and approaches. For instance, at the end of 2008, we began offering the Momentum program in the United States and Canada. Momentum is an innovative, new plan developed from a combination of the latest scientific research and insights of customers who have succeeded on prior Weight Watchers plans, such as the Flex Plan and the Core Plan. The Momentum program is based on the POINTS Weight Loss System, where each food has a POINTS value determined by a patented formula based on the food’s calories, fat and dietary fiber. Subject to certain nutritional guidelines, consumers following the Momentum program can eat any food as long as their total food consumption stays within their “POINTS budget” for the week. Since nutritious foods generally have low POINTS values, this approach guides consumers toward healthier eating habits. Under the Momentum program, consumers are taught different techniques shown to help them in their weight loss efforts, such as being encouraged to choose specified “Filling Foods” as part of their daily POINTS Target to keep hunger at bay. These “Filling Foods” are scientifically proven to help keep people feeling fuller longer because they are low in calories, but contain more water, air or fiber per serving, relative to the food’s weight.

Our Meetings

Clinical studies have shown that consumers who attend Weight Watchers meetings are likely to lose more weight than those who diet on their own. Our group support system remains the cornerstone of our meetings. Members provide each other support by sharing their experiences and by providing encouragement and empathy with other people experiencing similar weight management challenges. This group support provides the reassurance that no one must overcome their weight management challenge alone. Group support assists members in dealing with issues such as emotional eating and finding time to exercise. We facilitate this support through interactive meetings that encourage learning through group activities and discussions.

We present our program in a series of weekly meetings of approximately one hour in duration. Meetings are conveniently scheduled throughout the day. Typically, we hold meetings in either meeting rooms rented from civic or other community organizations or in leased locations.

In our meetings, our leaders present our program that combines group support and education with a structured approach to food, activity and lifestyle modification developed by credentialed weight management experts. Our more than 16,000 leaders run our meetings and educate members on the Weight Watchers method of successful and sustained weight management. Our leaders also provide inspiration and motivation for our members and are examples of our program’s effectiveness because they have lost weight and maintained their weight loss on our program.

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

Our leaders help set a member’s weight goal within a healthy range based on body mass index. When members reach their weight goal and maintain it for six weeks, they achieve lifetime member status. This gives them the privilege to attend our meetings free of charge as long as they maintain their weight within a certain range. Successful members also become eligible to apply for positions as leaders. Field management and current leaders constantly identify new leaders from members who have strong interpersonal skills. Leaders are usually paid on a commission basis.

Our traditional payment structure in our meetings business is a “pay-as-you-go” arrangement. A new member pays an initial registration fee and then a weekly fee for each meeting attended, although free registration is offered as a promotion during certain times of the year. We also offer prepayment plans consisting of pre-paid meeting vouchers and coupons.

In fiscal 2006, we introduced the Monthly Pass commitment plan, or Monthly Pass, in NACO. In fiscal 2007, we launched Monthly Pass in the U.K., German and Australian markets. In fiscal 2008, we launched Monthly Pass in the French market. Monthly Pass is offered at an approximate 20% discount to the typical “pay-as-you-go” weekly fee. Under the terms of Monthly Pass, a fee is charged automatically to the member’s credit card on a monthly basis until the member elects to cancel. Monthly Pass is available for purchase throughout the year. As part of Monthly Pass, members receive unlimited access to meetings at this discounted monthly price plus free access to Weight Watchers eTools, the Internet weight management companion for Weight Watchers meetings members. In fiscal 2008, approximately half of our member attendances in NACO and Germany were attributable to Monthly Pass.

As of the end of fiscal 2008, less than 18% of our total worldwide attendance was represented by franchised operations. We estimate that, in fiscal 2008, these franchised operations attracted attendance of over 12 million people. Franchisees typically pay us a fee equal to 10% of their meeting fee revenues. We have enjoyed a mutually beneficial relationship with our franchisees over many years. In our early years, we used an aggressive franchising strategy to quickly establish a meeting infrastructure to pre-empt competition. Since then, we have acquired a large number of franchises and expect to continue to do so opportunistically.

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

Our Product Sales

We sell a range of products, including bars, snacks, cookbooks, POINTS value guides, Weight Watchers magazines and POINTS calculators, that complement our weight management plans and help our customers in their weight management efforts. We have focused on selling consumables that drive recurring purchases. Our products are designed to be high quality, offer benefits related to the Weight Watchers plans, be competitively priced and be easy to merchandise.

We sell our products primarily through our meeting operations and to our franchisees. We have grown our product sales per attendee in our meeting operations by updating our selection of products. In fiscal 2008, sales of our proprietary products represented approximately 22% of our revenues. We intend to continue to optimize our product offerings by updating existing products, selectively introducing new products and sharing best practices across geographies.

Revenues from WWI’s business, including revenues from meetings and products, comprised 87.7% of our total revenues in fiscal 2008, 89.5% of our total revenues in fiscal 2007 and 89.4% of our total revenues in fiscal 2006.

Our WeightWatchers.com Offerings

Through WeightWatchers.com, we are well positioned to benefit from the large self-help market as well as several trends taking place in the Internet marketplace, including an increased willingness of consumers to access and pay for web content, the proliferation of broadband access and the growth of e-Commerce and Internet advertising. According to comScore, the U.S. paid Internet content market almost tripled between 2001 and 2005, increasing from $700.0 million in 2001 to $2.0 billion in 2005, with over 78% of U.S. Internet content revenue coming from subscriptions as opposed to individual sales.

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

Weight Watchers eTools

Weight Watchers eTools is an Internet weight management offering available to consumers who are Weight Watchers meetings members. Weight Watchers eTools allows users to interactively manage the day-to-day aspects of their weight management plans online, discover different food options, stay informed and motivated, and keep track of their weight management efforts.

In the third quarter of 2002, WeightWatchers.com launched its two Internet subscription products on our U.K. and Canadian websites. WeightWatchers.com launched its Internet subscription products on our German website in January 2004, on our Australian website in December 2005, on our French website in December 2007 and on our Dutch website in February 2008. These products have similar functionality to the existing U.S. products, but are tailored specifically to each of our local markets. Among other opportunities, the launch of subscription websites in each new country facilitates our ability to launch Monthly Pass in that country.

As of the end of fiscal 2008, WeightWatchers.com had approximately 679,000 active Weight Watchers Online subscribers.

As Weight Watchers Online and Weight Watchers eTools reflect different value propositions, the subscription products are priced differently. Both subscription products currently offer an initial pre-paid subscription term of one or three months, continuing thereafter on a pre-paid month-to-month basis until canceled. In the United States, Weight Watchers Online costs $65.00 for the initial 3-month term or $46.90 for the initial one-month term. The ongoing monthly fee for Weight Watchers Online is $16.95. In the United States, Weight Watchers eTools costs $29.95 for the initial 3-month term or $12.95 for the initial one-month term. The ongoing monthly fee for Weight Watchers eTools is $12.95. In addition, beginning in 2006, Weight Watchers eTools has been included for free in purchases by consumers of Monthly Pass.

We believe WeightWatchers.com’s personalized and interactive Internet subscription products provide consumers with an engaging weight management experience. Our Internet subscription products help customers monitor their weight management efforts, encourage exercise and a more active lifestyle, and provide guidance toward healthier eating habits by offering the following interactive resources:

•	POINTS Tracker

•	POINTS Calculators

•	Filling Foods list

•	Weight Tracker and Progress Charts

•	Nutritional Guidelines

•	Hunger Tracker

•	Fitness Workouts and Videos

•	Recipe Database

•	Recipe Builder

•	Meal Ideas

•	Restaurant Guides

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

Revenues from our WeightWatchers.com business contributed 12.3% of our total revenues in fiscal 2008, 10.5% of our total revenues in fiscal 2007 and 10.6% of our total revenues in fiscal 2006.

Licensing and Publishing

Licensing

We license the Weight Watchers brand and our other intellectual property in certain categories of food and other relevant consumer products to carefully selected partners. We seek to increase our licensing revenues by targeting sizeable product categories where the Weight Watchers brand can add real value. In order to achieve this goal, our global licensing team focuses on strategically increasing the number of categories and geographies of our licensed products.

We typically partner with licensees that excel at new product development and have strong marketing and sales expertise, manufacturing and distribution capabilities, financial strength, prior performance in previous licensing deals and senior management committed to building the Weight Watchers brand. In connection with our acquisition from the H.J. Heinz Company, or Heinz, in September 1999, Heinz received a perpetual royalty-free license to continue using our brand in its core food categories. We plan to continue to choose our licensing partners carefully after identifying and prioritizing product categories that enhance the Weight Watchers brand and have long-term growth potential.

Select current licensees include:

LICENSEE	PRODUCT
United States
Applebee’s	Casual Dining Restaurant Menu
Conair	Scales
Dawn Foods	Sweet Baked Goods
George Weston Bakeries	Fresh Bread
Gilsa Dairy	Yogurt
Greencore	Chilled Meals
Morrison’s	Hospital Cafeteria Menu
Russell Stover	Chocolate Candies
Schreiber Foods	Cheese
Wells Dairy	Ice Cream Novelties

United Kingdom
Anthony Alan Foods	Cakes
Greencore Prepared	Ready to Eat Meals
Warburtons	Bread
Yoplait	Yogurt

Continental Europe
Campofrio Group	Meats
COOP	COOP “Healthy for You” Range
Kuhlmann	Salads and Sauces
Marie Frais	Chilled Meals, Salads and Quiches
Senoble	Yogurt
Trendmeal	Chilled Meals

Australia and New Zealand
Conair	Scales
Nestle	Yogurt and Desserts

Each licensee is required to include on their packaging information about our services and our products, such as our toll-free numbers and a URL for WeightWatchers.com. This marketing and promotional support reinforces the value of our brand.

We continue to believe there are significant opportunities both in the United States and internationally to take advantage of the strength of the Weight Watchers brand and our other intellectual property through additional licensing arrangements.

Weight Watchers Magazine

Weight Watchers magazines are published in all of our major markets. In the United States, Weight Watchers Magazine is an important branded marketing platform that continues to show strong circulation growth and advertiser acceptance. We re-acquired the rights to publish the magazine without the subscriber list in February 2000 and re-launched its publication in May 2000. Since then, we have grown paid circulation from zero to approximately 1.25 million. As of fall 2008, our U.S. magazine had a readership of 10.4 million, according to MediaMark Research, Inc., an industry tracking service. In addition to generating revenues from subscription sales and advertising, Weight Watchers Magazine also reinforces the value of our brand and serves as a powerful tool for marketing to both existing and potential customers.

Marketing and Promotion

Word of Mouth

The word-of-mouth generated by our current and former customers is an important source of new customers. Over our more than 45-year operating history, we have created a powerful referral network of loyal customers. These referrals, combined with our strong brand and the effectiveness of our plans, enable us to efficiently attract new and returning customers.

Media Advertising

Our advertising enhances our brand image and awareness, and motivates both former and potential new customers to join Weight Watchers meetings or subscribe to Weight Watchers Online. We have historically taken advantage of a range of traditional offline advertising vehicles such as television, radio and print. Further, WeightWatchers.com has developed a strong capability and presence in Internet advertising. Our advertising schedule supports the three key marketing campaigns of the year: winter, spring and fall. We allocate our media advertising on a market-by-market basis, as well as by media vehicle. We select our media vehicles (television, radio, Internet, magazines and newspapers) based on their efficiency and effectiveness in reaching our target audience.

Direct Mail and Email

Direct mail and email is a critical element of our marketing because it targets potential returning customers. We maintain databases of current and former customers in each country in which we operate, which we use to focus our direct mailings and email. During fiscal 2008, NACO sent over 30 million pieces of direct mail. Most of these mailings are timed to coincide with the start of our marketing campaigns and are intended to encourage former meeting members to re-enroll. WeightWatchers.com made a substantial investment in developing email targeting capabilities. Its email promotional vehicles and programs are an important customer acquisition vehicle for both our Internet and offline businesses.

WeightWatchers.com Website

The WeightWatchers.com website is an important global promotional channel for our brand, services and products. The website is an important vehicle for communicating our services and products in greater detail than could be achieved in more traditional advertising vehicles. In addition to being a gateway for our Internet subscription products, the website contributes value to our meetings business by promoting our brand, advertising Weight Watchers meetings and keeping members involved with Weight Watchers outside of meetings through useful offerings, such as a meeting locator, low calorie recipes, weight management articles, success stories and Internet forums. In fiscal 2008, our Meeting Finder feature generated on average approximately 1,000,000 meeting searches per month in the United States alone. The Meeting Finder makes it easier than ever for our existing and potential members to find a convenient meeting place and time. WeightWatchers.com now attracts, on average, over 6.3 million unique visitors per month in the United States alone.

National Accounts and At-Work Meetings

As healthcare costs continue to be a significant concern on the minds of employers and their employees, we believe that our broad range of services and products uniquely positions us to serve the corporate market and help companies reduce their healthcare costs and improve the overall well-being of their employees. Our strategy is focused on leveraging our organizational capability to serve companies of every size through the recent establishment of our National Accounts department and our local At-Work selling teams. As a result of this strategy, we now have the capability to sell, market, and service companies at the local level, the mid-market level, and the national level of the corporate market.

Public Relations

We carry out many of our key public relations initiatives through the efforts of current and former Weight Watchers leaders, members and subscribers. These leaders, members and subscribers engage in local promotions, information presentations and charity events to promote Weight Watchers and demonstrate the program’s efficacy. In addition, some become media-trained ambassadors and represent us in various local public relations activities. We currently have over 300 media-trained ambassadors as part of our grass roots network.

In addition, we have continued a science-based public relations initiative we launched during the winter of 2005 to capitalize on Weight Watchers position as one of only a few clinically proven commercial weight management programs. This has included an increased investment in third party scientific research, the inclusion of a science center on our website and increased efforts to share our consumer and program insights with leaders in the scientific and medical communities as well as the general public.

Weight Watchers Magazine

In addition to generating revenues from subscription sales and advertising, Weight Watchers Magazine reinforces the value of our brand and serves as an important marketing tool to both existing and potential customers. We offer Weight Watchers magazines in all of our major markets.

Entrepreneurial Management

We run our company in an entrepreneurial manner that allows us to develop and test new ideas on a local basis and then implement the most successful ideas across our network. For example, local managers in the United Kingdom were responsible for developing our POINTS weight management system. In addition, many of our meeting products were developed locally and then introduced successfully in other countries. Local managers have strong incentives to adopt and implement the best practices of other regions and to continue to develop innovative new plans, services and products.

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

Competition among commercial weight management programs is largely based on program recognition and reputation and the effectiveness, safety and price of the program. In the United States, we compete with several other companies in the commercial weight management industry, although we believe that the businesses are not comparable. For example, many of these competitors’ businesses are based on the sale of pre-packaged meals and meal replacements. Our meetings use group support, education and behavior modification to help our members change their eating habits, in conjunction with flexible food plans that allow members the freedom to choose what they eat. There are no significant group education-based competitors in any of our major markets, except in the United Kingdom. Even there, we possess the largest share of the market.

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

Trademarks and Patents

We own numerous domestic and international trademarks, patents and other proprietary rights that are valuable assets and are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. Patent protection extends for varying periods according to the date of patent filing or grant and the legal term of patents in the jurisdiction in which the patent is granted. The actual protection afforded by a patent may vary from country to country depending upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. We believe the protection of our trademarks, copyrights, patents, domain names, trade dress and trade secrets is important to our success. We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system.

History

Early Development

In 1961, Jean Nidetch, our founder, attended a New York City obesity clinic and took what she learned from her personal experience at the obesity clinic and began weight-loss meetings with a group of her overweight friends in the basement of a New York apartment building. Under Ms. Nidetch’s leadership, the group members supported each other in their weight-loss efforts, and word of the group’s success quickly spread. Ms. Nidetch and Al and Felice Lippert, who all successfully lost weight through these efforts, formally launched our business in 1963. Weight Watchers International, Inc. was incorporated as a Virginia corporation in 1974 and succeeded to the business started in New York in 1963. Heinz acquired us in 1978.

Artal Ownership

In September 1999, Artal Luxembourg, S.A., or Artal Luxembourg, acquired us from Heinz. Artal Luxembourg is an indirect subsidiary of Artal Group, S.A., which together with its parent and its subsidiaries is referred to in this Annual Report on Form 10-K as Artal. Subsequent to Artal’s acquisition of us, Artal Luxembourg transferred ownership of its shares in us to Artal Participations and Management S.A. and Artal Holdings Sp. z o.o., each also members of Artal. Currently, Artal Holdings Sp. z o.o. is the only record holder of our shares by Artal.

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

Tender Offer and Share Repurchase

On December 18, 2006, we commenced a tender offer in which we sought to acquire up to 8.3 million shares of our common stock at a price between $47.00 and $54.00 per share, a transaction that we refer to as the Tender Offer. Prior to the Tender Offer, we entered into an agreement with Artal whereby Artal agreed to sell to us, at the same price as was determined in the Tender Offer, the number of its shares of our common stock necessary to keep its percentage ownership in us at substantially the same level after the Tender Offer. Artal also agreed not to participate in the Tender Offer so that it would not affect the determination of the price in the Tender Offer.

The Tender Offer expired at midnight on January 18, 2007, and on January 26, 2007 we repurchased approximately 8.5 million shares at a price of $54.00 per share. These repurchased shares were comprised of 8.3 million shares that we offered to purchase and approximately 0.2 million shares purchased pursuant to our right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, we repurchased approximately 10.5 million of Artal’s shares at a purchase price of $54.00 per share pursuant to our prior agreement with Artal. In January 2007, we amended and supplemented our revolving credit facility to finance these repurchases.

China Joint Venture

On February 5, 2008, we entered into a joint venture with Danone Dairy Asia, an indirect, wholly-owned subsidiary of Groupe DANONE S.A., to establish a weight management business in the People’s Republic of China. Pursuant to the terms of the joint venture agreement, we and Danone Dairy Asia own 51% and 49%, respectively, of the joint venture entity, Weight Watchers Danone China Limited. In connection with the joint venture agreement, we entered into a license agreement in July 2008 to grant the China Joint Venture an exclusive license within the People’s Republic of China to certain of our intellectual property rights for the purpose of engaging in the operation of weight management classes, the manufacture and sale of branded products in the meeting room, the publication of a weight management branded print magazine and the offer of weight management products and services over the Internet. In consideration for granting these rights, we receive a royalty of ten percent on all the China Joint Venture’s revenues, net of certain taxes. The license agreement has a term of ten years and is automatically renewable for successive ten year terms after that time. In September 2008, the China Joint Venture launched its first weight management services centers in Shanghai, China.

Regulation

A number of laws and regulations govern our advertising, services, products, operations and relations with consumers, employees and other service providers in the countries in which we operate. The Federal Trade Commission, or FTC, and certain states and foreign agencies regulate advertising, disclosures to consumers, privacy, consumer pricing or billing arrangements, and other consumer matters. Since we operate our meetings business both in the United States and internationally, we are subject to many distinct employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. Laws and regulations directly applicable to communications, operations or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are becoming more prevalent and remain unsettled. Our operations, particularly our WeightWatchers.com operations, are subject to these laws and regulations and we continue to monitor their development and our compliance. In addition, we are subject to other laws and regulations in the United States and internationally, including securities laws.

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

Employees and Service Providers

As of January 3, 2009, we had approximately 52,000 employees and service providers. We consider our relations with our employees and service providers to be satisfactory.

Financial Information About Segments and Financial Information About Geographic Areas

Information concerning our operating segments and our geographic areas is set forth in Note 15 of our consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K. Information concerning some of the risks to which we are exposed resulting from our international operations and foreign currency exchange rates is set forth under the heading “Risk Factors” of this Annual Report on Form 10-K.

NYSE and SEC Certifications

On June 5, 2008, we filed with the New York Stock Exchange, or NYSE, the Annual CEO Certification regarding our compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A.12(a) of the NYSE Listed Company Manual. We are filing the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures, as exhibits to this Annual Report on Form 10-K.

Available Information

Corporate information and our press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments thereto, are available on our website at www.weightwatchersinternational.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (i.e., generally the same day as the filing). Moreover, we also make available at that site the Section 16 reports filed electronically by our officers, directors and 10 percent shareholders. Usually these are publicly accessible no later than the business day following the filing.

We use our website at www.weightwatchersinternational.com as a channel of distribution of material Company information. Financial and other material information regarding Weight Watchers International is routinely posted on and accessible at our website.

Our Code of Business Conduct and Ethics and our Corporate Governance Guidelines are available on our website at www.weightwatchersinternational.com. In addition, shareholders may request a free copy of our Code of Business Conduct and Ethics and our Corporate Governance Guidelines at: Weight Watchers International, Inc., Attn: Corporate Secretary, 11 Madison Avenue, 17th Floor, New York, NY 10010, (212) 589-2700.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this Annual Report on Form 10-K and the documents incorporated by reference to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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

You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could cause our results to differ materially from those expressed or suggested in any forward-looking statement. Except as required by law, we do not undertake any obligation to update or revise these forward-looking statements to reflect new information or events or circumstances that occur after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events or otherwise.

Item 1A.	Risk Factors

You should consider carefully, in addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, the following risk factors in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The following discussion of risks is not all inclusive but is designed to highlight what we believe are the most significant risks that we face. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, may also impair our business, financial condition or results of operations.

Competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods could result in decreased demand for our services and products.

The weight management industry is highly competitive. We compete against a wide range of providers of weight management services and products. Our competitors include: self-help weight management regimens and other self-help weight management products and publications such as books, tapes and magazines; commercial weight management programs; Internet weight management approaches; dietary supplements and meal replacement products; weight management services administered by doctors, nutritionists and dieticians; surgical procedures; the pharmaceutical industry; government agencies and non-profit groups that offer weight management services; and fitness centers. Additional competitors may emerge as new or different products or methods of weight management are developed and marketed. More effective or more favorably perceived diet and weight management methods, including pharmaceutical treatments, fat and sugar substitutes or other technological and scientific advances in weight management, also may be developed. This competition may reduce demand for our services and products.

The purchasing decisions of weight management customers are highly subjective and can be influenced by many factors, such as brand image, marketing programs, cost and perception of the efficacy of the service and product offerings. Moreover, customers can, and frequently do, change weight management approaches easily and at little cost. For example, in fiscal 2003 and fiscal 2004, our revenue growth was adversely affected by increased popularity and media exposure of low-carbohydrate diets. Any decrease in demand for our services and products may adversely affect our business, financial condition or results of operations.

If we do not continue to develop innovative new services and products or if our services and products do not continue to appeal to the market, our business may suffer.

The weight management industry is subject to changing customer demands based, in large part, on the efficacy and popular appeal of weight management programs. Our future success depends on our ability to continue to develop and market new services and products and to enhance our existing services and products, each on a timely basis to respond to new and evolving customer demands, achieve market acceptance and keep pace with new nutritional and weight management developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced services and products, and we cannot assure you that any new or enhanced services or products will appeal to the market. Our failure to develop new services and products and to enhance our existing services and products or the failure of our services and products to continue to appeal to the market could have an adverse impact on our ability to attract and retain members and subscribers and thus adversely affect our business, financial condition or results of operations.

Our business depends on the effectiveness of our marketing and advertising programs to attract and retain members and subscribers.

Our business success depends on our ability to attract and retain members to our meetings and subscribers to WeightWatchers.com. Our ability to attract and retain members and subscribers depends significantly on the effectiveness of our marketing practices. If our marketing and advertising campaigns do not generate a sufficient number of members and subscribers, our results of operations will be adversely affected.

The Weight Watchers brand could be impaired due to actions taken by our franchisees and licensees.

We believe that the Weight Watchers brand, including its widespread recognition and strong reputation in the market, is one of our most valuable assets and that it provides us with a competitive advantage. Our franchisees operate their businesses under our brand. In addition, we license the Weight Watchers brand to third-party manufacturers of a variety of goods, including food products. Because our franchisees and licensees are independent third parties with their own financial objectives, actions taken by them, including breaches of their contractual obligations, such as not following our program or not maintaining our quality standards, could harm our brand. Also, the products we license to third parties may be subject to product recalls, litigation or other deficiencies. Any negative publicity associated with these actions would adversely affect our brand and may result in decreased meeting attendance, Internet subscriptions and product sales and, as a result, lower revenues and profits.

Our international operations expose us to economic, political and social risks in the countries in which we operate.

The international nature of our operations involves a number of risks, including changes in U.S. and foreign government regulations, tariffs, taxes and exchange controls, economic downturns, inflation and political and social instability in the countries in which we operate and our dependence on foreign personnel. Foreign government regulations may also restrict our ability to operate in some countries, acquire new businesses or repatriate dividends from foreign subsidiaries back to the United States. We cannot be certain that we will be able to enter and successfully compete in additional foreign markets or that we will be able to continue to compete in the foreign markets in which we currently operate.

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

We may not successfully make acquisitions or enter into joint ventures and we may not successfully integrate, operate or realize the anticipated benefits of such businesses.

As part of our growth strategy, we may pursue selected acquisitions or joint ventures. We cannot assure you that we will be able to effect these transactions on commercially reasonable terms or at all. Any future acquisitions or joint ventures may require access to additional capital, and we cannot assure you that we will have access to such capital on commercially reasonable terms or at all. Even if we enter into these transactions, we may not realize the benefits we anticipate or we may experience difficulties in integrating any acquired companies and products into our existing business; attrition of key personnel from acquired businesses; significant charges or expenses; higher costs of integration than we anticipated; or unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations.

Our ability to influence the control of our joint ventures may be limited by contract or otherwise. In addition, we may not be able to influence the occurrence or timing of distributions from our joint ventures. If any of the other investors in one of our joint ventures fails to observe its commitments, the joint venture may not be able to operate according to its business plan or we may be required to increase our level of commitment. The interests of our joint venture partners may differ from ours, and they may cause such entities to take actions which are not in our best interest. If we are unable to maintain our relationships with our joint venture partners, we could lose our ability to operate in the geographies and/or markets in which they operate, which could have a material adverse effect on our business, financial condition or results of operations.

Consummating these transactions could also result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities, all of which could have a material adverse effect on our business, financial condition or results of operations. We may also issue additional equity in connection with these transactions, which would dilute our existing shareholders.

Our business may decline as a result of a downturn in general economic conditions or consumer confidence.

Our business is highly dependent on meeting fees, product sales and Internet product subscriptions. A downturn in general economic conditions or consumer confidence in any of our major markets could result in people curtailing or reallocating their discretionary spending which, in turn, could reduce attendance at our meetings, product sales and Internet product subscriptions. The current global economic downturn has led to a decrease in discretionary spending by consumers and loss of consumer confidence, particularly in North America, our largest market. Any reduction in consumer spending may adversely affect our business, financial condition or results of operations.

The seasonal nature of our business could cause our operating results to fluctuate.

We have experienced and expect to continue to experience fluctuations in our quarterly results of operations. Our business is seasonal with revenues generally decreasing at year end and during the summer months. This seasonality could cause our share price to fluctuate as the results of an interim financial period may not be indicative of our full year results. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis. The timing of certain holidays, particularly Easter, which precedes our spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our quarterly results. For example, Easter fell on March 23 in fiscal 2008 and on April 8 in fiscal 2007, which resulted in the spring marketing campaign beginning in the first quarter of fiscal 2008 as opposed to the second quarter of fiscal 2007.

Any event that discourages people from gathering with others could adversely affect our business.

Our meeting operations are subject to conditions beyond our control that may prevent current or prospective members from attending or joining meetings, including extreme weather, terrorism, health epidemics, national disasters and other extraordinary events. For example, our NACO attendance was adversely affected in the third quarter of fiscal 2005 by the impact of Hurricane Katrina and its aftermath, compounded by two subsequent hurricanes. The occurrence of any event that discourages people from gathering with others could adversely affect our business, financial condition or results of operations.

Third parties may infringe on our brand and other intellectual property rights, which may have an adverse impact on our business.

We currently rely on a combination of trademark, copyright, trade secret, patent and other intellectual property laws and confidentiality procedures to establish and protect our proprietary rights, including our brand. If we fail to successfully enforce our intellectual property rights, the value of our brand, services and products could be diminished and our business may suffer. Our precautions may not prevent misappropriation of our intellectual property, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Any legal action that we may bring to protect our brand and other intellectual property could be unsuccessful and expensive and could divert management’s attention from other business concerns. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property, especially in Internet-related businesses, are uncertain and evolving. We cannot assure you that these evolving legal standards will sufficiently protect our intellectual property rights in the future.

We may in the future be subject to intellectual property rights claims.

Third parties may in the future make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle and could significantly divert management’s attention from other business concerns. In addition, if we were unable to successfully defend against such claims, we may have to pay damages, stop selling the service or product or stop using the software, technology or content found to be in violation of a third party’s rights, seek a license for the infringing service, product, software, technology or content or develop alternative non-infringing services, products, software, technology or content. If we cannot license on reasonable terms, develop alternatives or stop using the service, product, software, technology or content for any infringing aspects of our business, we may be forced to limit our service and product offerings. Any of these results could reduce our revenues and our ability to compete effectively, increase our costs or harm our business.

Any failure of our technology or systems to perform satisfactorily could result in an adverse impact on our business.

We rely on software, hardware, network systems and similar technology that is either developed by us or licensed from third parties to operate our websites and subscription offerings and to maintain the recurring billing system associated with certain of our commitment plans, such as Monthly Pass. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. In addition, our operations depend on our ability to protect our information technology systems against damage from fire, power loss, water, earthquakes, telecommunications failures, vandalism and other malicious acts and similar unexpected adverse events. Interruptions in our websites or offerings could result from unknown hardware defects, insufficient capacity or the failure of our website hosting and telecommunications providers to provide continuous and uninterrupted service. We do not have a fully redundant system that includes an instant back-up hosting facility. As a result of these possible defects or problems, our websites, our subscription products or the recurring billing system associated with certain of our commitment plans could be rendered unreliable or be perceived as unreliable by customers. Any failure of our technology or systems could result in an adverse impact on our business.

Our reputation and the appeal of our services and product offerings may be harmed by security breaches.

Unauthorized users who penetrate our information security could misappropriate proprietary or customer information or cause interruptions to the subscription offerings on our websites. As a result, it may become necessary to expend significant additional amounts of capital and resources to protect against, or to alleviate, problems caused by unauthorized users. These expenditures, however, may not prove to be a timely remedy against unauthorized users who are able to penetrate our information security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could adversely affect our computer systems and, in turn, harm our business.

An increasing number of states require that customers be notified if a security breach results in the disclosure of their personal financial account or other information. Other states and governmental entities are considering such “notice” laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach and such notice or public disclosure is required in the future, our reputation and our business may be harmed. Privacy concerns among prospective and existing customers regarding our use of personal information collected on our websites or through our services and products, such as weight management information, financial data, email addresses and home addresses, could keep them from using our websites or purchasing our services or products. Industry-wide events or events with respect to our websites, including misappropriation of third-party information, security breaches or changes in industry standards, regulations or laws could deter people from using our websites or purchasing our offerings, which could harm our business.

Disputes with our franchise operators could divert our management’s attention from their ordinary responsibilities.

In the past, we have had disputes with our franchisees regarding operations and other contractual issues. For example, we have had disputes with some of our franchisees regarding the interpretation of franchisee rights as they relate to the Internet and mail-order products. Any future disputes could divert the attention of our management from their ordinary responsibilities.

Our businesses are subject to legislative and regulatory restrictions.

A number of laws and regulations govern our advertising, services, products, operations and relations with consumers, employees and other service providers in the countries in which we operate. The FTC and certain state and foreign agencies regulate advertising, disclosures to consumers, privacy, consumer pricing or billing arrangements, and other consumer matters.

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

Future legislation or regulations, including legislation or regulations affecting our marketing and advertising practices, relations with consumers or franchisees or our food and weight management services and products, may have an adverse impact on us.

Our debt service obligations and the restrictions of our debt covenants could impede our operations and flexibility.

Our financial performance could be affected by our level of debt. As of January 3, 2009, our total debt was $1,647.5 million and we had additional availability under our revolving credit facility of $337.9 million. We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on all of our outstanding debt primarily from our operations. Our ability to meet our expenses and debt service obligations thus depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as attitudes toward weight management and pressure from our competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by the current financial and credit crisis which has limited access to the credit markets and increased the cost of capital.

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

We typically hold our classes in third-party locations (usually meeting rooms in well-located civic or other community organizations) or space leased in retail centers (usually leased spaces in strip malls under short term leases with terms generally less than five years). As of the end of fiscal 2008, there were approximately 5,800 North America meeting locations, including approximately 5,000 third-party locations and 800 retail centers. In the United Kingdom, there were approximately 4,600 meeting locations, with 100% in third-party locations. In Continental Europe, there were approximately 4,800 meeting locations, with approximately 99% in third-party locations. In Australia and New Zealand, there were approximately 1,000 meeting locations, with approximately 95% in third-party locations.

Item 3.	Legal Proceedings

U.K. VAT Matter

In July 2006, we filed an amended notice of appeal with the U.K. VAT and Duties Tribunal, or VAT Tribunal, appealing a ruling by Her Majesty’s Revenue and Customs, or HMRC, that from April 1, 2005 Weight Watchers meeting fees in the United Kingdom should be fully subject to 17.5% standard rated value added tax, or VAT. For over a decade prior to April 1, 2005, HMRC had determined that Weight Watchers meeting fees in the United Kingdom were only partially subject to 17.5% VAT. In March 2007, the VAT Tribunal ruled that Weight Watchers meetings in the United Kingdom should only be partially subject to 17.5% VAT. The VAT Tribunal’s ruling was appealed by HMRC to the High Court of Justice Chancery Division, or the High Court, in May 2007, and in January 2008 the High Court denied HMRC’s appeal in part and allowed HMRC’s appeal in part. In April 2008, we filed an appeal to the Court of Appeal in part against the High Court’s ruling and HMRC also filed an appeal to the Court of Appeal in part against the High Court’s ruling. In June 2008, the Court of Appeal issued a ruling that Weight Watchers meeting fees in the United Kingdom were fully subject to 17.5% VAT, thus reversing in its entirety the VAT Tribunal’s 2007 decision in our favor. In July 2008, we sought permission from the U.K. House of Lords to appeal the Court of Appeal’s ruling, which permission was denied in January 2009.

In light of the Court of Appeal’s ruling that Weight Watchers meeting fees in the United Kingdom were fully subject to 17.5% VAT and in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we recorded a charge of approximately $32.5 million as an offset to revenue in the second quarter of fiscal 2008 for U.K. VAT liability (including interest) in excess of reserves previously recorded. Beginning in the third quarter of fiscal 2008, in accordance with SFAS 5, we recorded as an offset to revenue VAT charges associated with U.K. meeting fees as earned, consistent with the Court of Appeal’s ruling. These charges were approximately $1.8 million with respect to the third quarter of fiscal 2008 and approximately $1.4 million with respect to the fourth quarter of fiscal 2008.

However, with respect to U.K. VAT owed for the period prior to July 1, 2005, HMRC has failed to raise a notice of assessment within the statutory three-year time period. In addition, although HMRC raised notices of assessment against us with respect to U.K. VAT due for the period July 1, 2005 to September 30, 2005 and for the period October 1, 2005 to December 31, 2005, we have asserted that these notices of assessment are invalid and should not have been raised on the grounds that they had been raised outside the relevant statutory time limits. HMRC indicated in November 2008 that it agreed with our assertion that the notice of assessment for the period July 1, 2005 to September 30, 2005 was invalid, and, in February 2009, confirmed that this notice had been formally withdrawn. As a result of the expiration of the statutory time period with respect to U.K. VAT owed prior to October 1, 2005, we recorded in the fourth quarter of fiscal 2008 as a benefit to revenue for the periods prior to October 1, 2005 an amount of approximately $9.2 million as an offset against reserves previously recorded including in part the charge recorded against revenue in the second quarter of fiscal 2008 for U.K. VAT liability. In addition, we intend to vigorously challenge as invalid and outside the relevant statutory time limits any amount of U.K. VAT that HMRC claims to be owed by us for the period October 1, 2005 to December 31, 2005.

U.K. Self-Employment Matter

In July 2007, HMRC issued to us notices of determination and decisions that, for the period April 2001 to April 2007, our leaders and certain other service providers should have been classified as employees for tax purposes and, as such, we should have withheld tax from the leaders and certain other service providers pursuant to the “Pay As You Earn,” or PAYE, and national insurance contributions, or NIC, collection rules and remitted such amounts to HMRC. HMRC also issued a claim to us in October 2008 in respect of NIC which corresponds to the prior notices of assessment with respect to PAYE previously raised by HMRC. As of the end of fiscal 2008, the assessment associated with the notices of determination and decisions and the claim in respect of NIC are approximately $23.4 million. It is our view that the U.K. leaders and other service providers identified by HMRC in its notices and in its claim are self-employed and no withholding by us was required. In September 2007, we appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us and, in July 2008, filed this appeal with the U.K. Special Commissioners. In February 2009, the U.K. Special Commissioners provided notice that our appeal will be heard in June 2009. We intend to vigorously pursue our appeal and, although there can be no assurances, we believe, based in part upon advice of legal counsel, we will ultimately prevail in our appeal. Accordingly, we have not recorded any reserves with respect to this matter. If such appeal is unsuccessful, it is possible that our cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material effect on our financial condition or ongoing results of operations or cash flows.

Other Litigation Matters

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

No matters were submitted to a vote of our shareholders during the last quarter of the fiscal year ended January 3, 2009.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

Set forth below are the names, ages as of January 3, 2009 and current positions of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of the directors.

Name	Age	Position
David P. Kirchhoff	42	President and Chief Executive Officer, Director
Ann M. Sardini	58	Chief Financial Officer
Steven C. McCormick	46	President, North America
Melanie Stack (Stubbing)	47	President, International
Michael Basone	51	President, WeightWatchers.com and Chief Technology Officer
Jeffrey A. Fiarman	40	Executive Vice President, General Counsel and Secretary
Raymond Debbane(1)	53	Chairman of the Board
Philippe J. Amouyal(1)	50	Director
John F. Bard(1)(2)	67	Director
Marsha Johnson Evans(2)	61	Director
Jonas M. Fajgenbaum	36	Director
Sacha Lainovic	52	Director
Kimberly Roy Tofalli(2)	50	Director
Christopher J. Sobecki	50	Director

(1)	Member of our Compensation and Benefits Committee.
(2)	Member of our Audit Committee.

David P. Kirchhoff. Mr. Kirchhoff has been a director and our Chief Executive Officer and President since December 31, 2006. Mr. Kirchhoff has served and continues to serve as the Chief Executive Officer of WeightWatchers.com since rejoining WeightWatchers.com in June 2004. He also served as President of WeightWatchers.com from June 2004 until April 2008 and our Chief Operating Officer, Europe and Asia from September 2005 until December 2006. Prior to rejoining WeightWatchers.com, Mr. Kirchhoff served as Chief Financial Officer of the Enthusiast Media Group of Primedia, Inc., a print and digital content provider, from September 2003 to June 2004. Mr. Kirchhoff originally joined WeightWatchers.com in January 2000 as Senior Vice President, Strategy and Business Development, and served as Chief Financial Officer of WeightWatchers.com from January 2003 until his departure in August 2003. Prior to joining WeightWatchers.com in January 2000, he was Director of Corporate Strategy and Development for Pepsico, Inc. Previously, Mr. Kirchhoff was a manager and consultant with The Boston Consulting Group in Washington, D.C. He holds a B.S. in Biomedical and Electrical Engineering from Duke University and an M.B.A. from the University of Chicago Graduate School of Business.

Ann M. Sardini. Ms. Sardini has served as our Chief Financial Officer since April 2002 when she joined us. Ms. Sardini has over 20 years of experience in senior financial management positions in branded media and consumer products companies. Prior to joining us, she served as Chief Financial Officer of VitaminShoppe.com, Inc. from 1999 to 2001, and from 1995 to 1999 she served as Executive Vice President and Chief Financial Officer for the Children’s Television Workshop. In addition, Ms. Sardini has held finance positions at QVC, Inc., Chris Craft Industries and the National Broadcasting Company. Ms. Sardini received a B.A. from Boston College and an M.B.A. from Simmons College Graduate School of Management. Ms. Sardini is a director of TreeHouse Foods, Inc.

Steven C. McCormick. Mr. McCormick has served as our President, North America since November 2008. Prior to joining us, Mr. McCormick was the President and Chief Operating Officer of Odwalla, Inc. from January 2003 to November 2008. Odwalla, Inc. is a natural health beverage company and a wholly-owned subsidiary of The Coca-Cola Company. Previously, Mr. McCormick held a range of increasingly significant operational and leadership positions at Coca-Cola Enterprises Inc., a global marketer, producer and distributor of The Coca-Cola Company. Mr. McCormick holds a B.S. in Business Administration from Winthrop University.

Melanie Stack (Stubbing). Ms. Stubbing has served as our President, International since August 2008. During the period from December 2003 to July 2008, Ms. Stubbing served as our Senior Vice President of Operations, United Kingdom. Ms. Stubbing ran the U.K.-based toy, game and trading card operations for Hasbro, Inc. from January 2002 to November 2003. From November 2000 to January 2002, Ms. Stubbing served as the Vice President for WeightWatchers.com, Inc. Prior to joining WeightWatchers.com, Ms. Stubbing was Managing Director, Hedstrom, U.K. from August 1998 to October 2000, and from July 1989 to July 1998 she held various marketing positions at Mattel UK Ltd., including Group Marketing Director. Ms. Stubbing is a business graduate of Manchester Metropolitan University.

Michael Basone. Mr. Basone has served as our President, WeightWatchers.com and Chief Technology Officer since April 2008. Prior to that time, Mr. Basone served as the Chief Technology Officer of WeightWatchers.com, Inc. from January 2002 to April 2007 and our Executive Vice President, Global Technology and Operations, from May 2007 to March 2008. Prior to joining us, Mr. Basone was with Modem Media Inc., an interactive advertising and web site development agency, where he served as Managing Director of the Marketing Platforms Practice from April 2001 to January 2002 and Vice President, Strategic Engineering, from February 2000 to April 2001. Previously, Mr. Basone served as Executive Vice President, Chief Operating Officer and Chief Information Officer of Warrantech Corporation from 1994 to January 2000. He holds a B.S. in Management from La Salle University.

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

Raymond Debbane. Mr. Debbane has been the Chairman of our Board of Directors since our acquisition by Artal on September 29, 1999. Mr. Debbane is a co-founder and President of The Invus Group, LLC. Prior to forming The Invus Group, LLC in 1985, Mr. Debbane was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American University of Beirut. Mr. Debbane is a director of Artal Group S.A. and Lexicon Pharmaceuticals, Inc. He is also a director and the Chairman of the Board of Directors of a number of private companies of which Artal or Invus, L.P. are shareholders.

Philippe J. Amouyal. Mr. Amouyal has been a director since November 2002. Mr. Amouyal is a Managing Director of The Invus Group, LLC, a position he has held since 1999. Previously, Mr. Amouyal was a Vice President and director of The Boston Consulting Group, Inc. in Boston, MA. He holds an M.S. in engineering and a DEA in Management from Ecole Centrale de Paris and was a Research Fellow at the Center for Policy Alternatives of the Massachusetts Institute of Technology. Mr. Amouyal is a director of Lexicon Pharmaceuticals, Inc. and a number of private companies of which Artal or Invus, L.P. are shareholders.

John F. Bard. Mr. Bard has been a director since November 2002. From 1999 to 2008, Mr. Bard was a director of the Wm. Wrigley Jr. Company, where he served as Executive Vice President from 1999 to 2000, Senior Vice President from 1990 to 1999, and at the same time serving as Chief Financial Officer from 1990 until his retirement from management in 2000. He began his business career in 1963 with The Procter & Gamble Company in financial management. He subsequently was Group Vice President and Chief Financial Officer and a director of The Clorox Company and later President and a director of Tambrands, Inc., prior to joining Wrigley. Mr. Bard holds a B.S. in business from Northwestern University and an M.B.A. in Finance from the University of Cincinnati.

Marsha Johnson Evans. Ms. Evans has been a director since February 2002. Ms. Evans served as President and Chief Executive Officer of the American Red Cross, the preeminent humanitarian organization in the United States, from August 2002 to December 2005, and previously served as the National Executive Director of Girl Scouts of the U.S.A. from January 1998 to July 2002. A retired Rear Admiral in the United States Navy, Ms. Evans has served as superintendent of the Naval Postgraduate School in Monterey, California from 1995 to 1998 and headed the Navy’s worldwide recruiting organization from 1993 to 1995. Ms. Evans received a B.A. from Occidental College and a Master’s Degree from the Fletcher School of Law and Diplomacy at Tufts University. Ms. Evans is a director of Huntsman Corporation, Lehman Brothers Holdings, Inc., Office Depot Inc., the Naval Academy Foundation and the Ladies Professional Golf Association.

Jonas M. Fajgenbaum. Mr. Fajgenbaum has been a director since our acquisition by Artal on September 29, 1999. Mr. Fajgenbaum is a Managing Director of The Invus Group, LLC, which he joined in 1996. Prior to joining The Invus Group, LLC, Mr. Fajgenbaum was a consultant for McKinsey & Company in New York from 1994 to 1996. He graduated with a B.S. from the Wharton School of Business and a B.A. in Economics from the University of Pennsylvania. Mr. Fajgenbaum is a director of a number of private companies of which Artal or Invus, L.P. are shareholders.

Sacha Lainovic. Mr. Lainovic has been a director since our acquisition by Artal on September 29, 1999. Since 2007, Mr. Lainovic has been Managing Partner of Invus Financial Advisors, LLC, a New York-based investment firm, which he co-founded. From 1985 to 2006, Mr. Lainovic was Executive Vice President of The Invus Group, LLC, which he co-founded. Prior to forming The Invus Group, LLC in 1985, Mr. Lainovic was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business and an M.S. in engineering from Insa de Lyon in Lyon, France.

Kimberly Roy Tofalli. Ms. Roy Tofalli has been a director since March 30, 2008. Ms. Roy Tofalli has been the President of Lauren Brands for the Polo Ralph Lauren Corporation since June 2003. Prior to joining the Polo Ralph Lauren Corporation, Ms. Roy Tofalli was the President of Ann Taylor Stores, Inc. from April 2001 to February 2003. From June 1996 to April 2001, Ms. Roy Tofalli served in various senior retail and merchandising positions at Liz Claiborne, Inc., the latest being Group President for Liz Claiborne, Inc. Prior to joining Liz Claiborne, Inc., Ms. Roy Tofalli held various merchandising positions for Associated Merchandising Corporation and Abraham & Straus. Ms. Roy Tofalli received her B.S. from Skidmore College.

Christopher J. Sobecki. Mr. Sobecki has been a director since our acquisition by Artal on September 29, 1999. Mr. Sobecki, a Managing Director of The Invus Group, LLC, joined the firm in 1989. He received an M.B.A. from Harvard Business School. He also obtained a B.S. in Industrial Engineering from Purdue University. Mr. Sobecki is a director of Lexicon Pharmaceuticals, Inc., NitroMed Inc. and a number of private companies of which Artal or Invus, L.P. are shareholders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE. Our common stock trades on the NYSE under the symbol “WTW.”

The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported on the NYSE consolidated tape.

Fiscal 2008 (Year ended January 3, 2009)

	High	Low
First Quarter	$50.19	$41.49
Second Quarter	$48.65	$35.70
Third Quarter	$41.86	$33.09
Fourth Quarter	$37.50	$21.56

Fiscal 2007 (Year ended December 29, 2007)

	High	Low
First Quarter	$55.75	$45.17
Second Quarter	$53.20	$45.80
Third Quarter	$58.24	$47.01
Fourth Quarter	$58.20	$44.48

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding an additional $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under the program. This program currently has no expiration date. We purchased 2.8 million shares of our common stock in the open market under the repurchase program during fiscal 2008, at a total cost of $116.0 million. We repurchased no shares of our common stock during the fourth quarter of fiscal 2008. As of the end of fiscal 2008, $100.5 million remains available to purchase our shares under the repurchase program.

Holders

The approximate number of holders of record of our common stock as of January 31, 2009 was 553. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

We have issued a quarterly cash dividend of $0.175 per share of our common stock every quarter beginning with the first quarter of fiscal 2006. Prior to these dividends, we had not declared or paid any cash dividends on our common stock since our acquisition by Artal in 1999.

Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors it may deem relevant. Our Board of Directors may decide at any time to increase or decrease the amount of dividends or discontinue the payment of dividends based on these factors. The WWI Credit Facility (as defined below) also contains restrictions on our ability to pay dividends on our common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” in Part II of this Annual Report on Form 10-K for a description of the WWI Credit Facility and these restrictions.

Item 6.	Selected Financial Data

The following schedule sets forth our selected financial data for the last five fiscal years.

SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	Fiscal 2008 (53 weeks)	Fiscal 2007 (52 weeks)	Fiscal 2006 (52 weeks)	Fiscal 2005 (52 weeks)	Fiscal 2004 (52 weeks)
Revenues, net	$1,535.8	$1,467.2	$1,233.3	$1,151.3	$1,024.9
Net income	$204.3	$201.2	$209.8	$174.4	$183.1
Working capital (deficit)	$(270.1)	$(172.1)	$(64.3)	$(38.2)	$(26.8)
Total assets	$1,106.8	$1,046.2	$1,000.7	$835.5	$816.2
Long-term obligations	$1,485.0	$1,602.5	$830.2	$741.4	$466.1
Earnings per share:
Basic	$2.61	$2.50	$2.13	$1.70	$1.75

Diluted	$2.60	$2.48	$2.11	$1.67	$1.71

Dividends declared per common share	$0.70	$0.70	$0.70	—	—

Items Affecting Comparability

Several events occurred during each of the last five fiscal years that affect the comparability of our financial statements. The nature of these events and their impact on underlying business trends are as follows:

UK VAT Ruling

As discussed previously in further detail in Item 3. Legal Proceedings–U.K. VAT Matter in Part I of this Annual Report on Form 10-K, in the second quarter of fiscal 2008, we received an adverse ruling with respect to the imposition of VAT on revenues earned by our U.K. subsidiary. In connection with this ruling, we recorded a net charge of approximately $26.5 million as an offset to revenue in fiscal 2008.

Consolidation/China Joint Venture

In February 2008, Weight Watchers Asia Holdings Ltd. (“Weight Watchers Asia”), a direct, wholly-owned subsidiary of the Company, and Danone Dairy Asia, an indirect, wholly-owned subsidiary of Groupe DANONE S.A., entered into a joint venture agreement to establish a weight management business in the People’s Republic of China. Pursuant to the terms of the joint venture agreement, Weight Watchers Asia and Danone Dairy Asia own 51% and 49%, respectively, of the joint venture entity. Because we have a direct, controlling financial interest in the joint venture entity, we began to consolidate this entity in the first quarter of fiscal 2008.

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

As of December 16, 2005, WeightWatchers.com became a wholly-owned subsidiary of Weight Watchers International, Inc. In connection with the acquisition of WeightWatchers.com, described more fully in Item 1 of this Annual Report on Form 10-K, we recognized $46.4 million of expenses during fiscal 2005.

Debt Refinancing

On January 21, 2004, we refinanced WWI’s then-existing credit facility. The credit facility consisted of a term loan facility consisting of two tranche A facilities (Term Loan A and Additional Term Loan A), and a tranche B facility (Term Loan B), in an aggregate amount of $1,550.0 million, and a revolving line of credit in an amount of up to $500.0 million.

We repaid and replaced the Term Loan A, Term Loan B and the transferable loan certificate, or TLC, in the aggregate amount of $454.2 million with a new Term Loan B in the amount of $150.0 million and borrowings under the then-existing revolving line of credit of $310.0 million. In connection with this refinancing, available borrowings under the revolving line of credit increased from $45.0 million to $350.0 million. Due to the early extinguishment of debt resulting from this refinancing, we recognized expenses of $3.3 million in the first quarter of fiscal 2004.

On October 1, 2004, we repurchased and retired the remaining balance of our 13% senior subordinated notes in the amounts of $5.1 million U.S. dollar denominated and €8.4 million euro denominated. Due to this early extinguishment of debt, we recognized expenses of $1.0 million in the third quarter of fiscal 2004 related to the repurchase premiums associated with this redemption.

On October 19, 2004, we increased our net borrowing capacity by adding a tranche B facility (Additional Term Loan B) to our then-existing credit facility in the amount of $150.0 million. Coterminous with WWI’s previously existing credit facility, these funds were initially used to reduce borrowings under our then-existing revolving line of credit, resulting in no increase in our net borrowing.

On June 24, 2005, Weight Watchers International, Inc. amended certain provisions of WWI’s then-existing credit facility to allow for the December 16, 2005 redemption by WeightWatchers.com of its shares held by Artal.

On December 16, 2005, WeightWatchers.com borrowed $215.0 million pursuant to two credit facilities, or the WW.com Credit Facilities, consisting of (i) a five year, senior secured first lien term loan facility in an aggregate principal amount of $170.0 million and (ii) a five and one-half year, senior secured second lien term loan facility in an aggregate principal amount of $45.0 million.

On May 8, 2006, we entered into a refinancing to reduce our effective interest rate while increasing our borrowing capacity and extending the maturities of borrowings under WWI’s then-existing credit facility. In connection with the refinancing, WWI’s then-existing tranche B facilities in the aggregate amount of $294.4 million were repaid and replaced with a new Term Loan A in the amount of $350.0 million. The additional funds of $55.6 million were used to pay down the revolving line of credit. Also, in connection with this refinancing, WWI’s then-existing revolving line of credit was repaid and replaced with a new revolving line of credit which increased borrowing capacity from $350.0 million to $500.0 million. In connection with this refinancing, we incurred expenses of $1.3 million.

On January 26, 2007, in connection with our Tender Offer and share repurchase described under “Item 1. Business—History—Tender Offer and Share Repurchase” in Part II of this Annual Report on Form 10-K, we increased our borrowing capacity by adding an Additional Term Loan A in the amount of $700.0 million and a new Term Loan B in the amount of $500.0 million. We utilized (a) $185.8 million of these proceeds to pay off the WW.com Credit Facilities, (b) $461.6 million to repurchase approximately 8.5 million of our shares in the Tender Offer and (c) $567.6 million to repurchase approximately 10.5 million of our shares from Artal. In connection with the early extinguishment of the WW.com Credit Facilities, we recorded a charge of $3.0 million in the first quarter of 2007 relating to the write-off of the deferred financing costs associated with the WW.com Credit Facilities.

Franchise Acquisitions

Acquisitions of Palm Beach, Wichita and Syracuse. On January 31, 2008, we acquired substantially all of the assets of our Palm Beach, Florida franchisee for a purchase price of approximately $12.9 million. On June 13, 2008, we acquired substantially all of the assets of our Wichita, Kansas franchisee for a purchase price of approximately $5.7 million. On June 19, 2008, we acquired substantially all of the assets of two of our franchisees, Weight Watchers of Syracuse, Inc. and Dieters of the Southern Tier, Inc. for a combined purchase price of approximately $20.9 million. These acquisitions were financed through cash from operations. These acquisitions have been accounted for as purchases and earnings have been included in our consolidated operating results since their respective dates of acquisition.

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

You should read the following discussion in conjunction with the “Selected Financial Data” included in Item 6 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Item 15 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements discussed in “Cautionary Notice Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K should be read as applying to all forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, without limitation, those discussed in “Risk Factors” included in Item 1A of this Annual Report on Form 10-K.

Overview

We are a leading, global-branded consumer company and the world’s leading provider of weight management services, operating globally through a network of Company-owned and franchise operations . With over four decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. In 2008, consumers spent over $4 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, products sold at meetings, Internet subscription products sold by WeightWatchers.com, licensed products sold in retail channels and magazine subscriptions and other publications. On a consolidated basis, from fiscal 2004 through fiscal 2008, our revenues and operating income have grown at a compound annual growth rate of 10.6% and 8.6%, respectively.

We currently have two operating segments: Weight Watchers International and WeightWatchers.com. Since April 3, 2004, we have consolidated WeightWatchers.com, initially pursuant to FASB Interpretation No. 46R, “Variable Interest Entities,” or FIN 46R, and beginning with the second quarter of fiscal 2005, pursuant to Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, as a result of increasing our ownership interest in WeightWatchers.com to a controlling interest as of July 2, 2005 and to a 100% interest as of December 16, 2005.

We derive our revenues principally from:

•	Meeting fees. Members pay us fees to attend our weekly meetings.

•

Product sales. We sell a range of products that complement our weight management plans, such as bars, snacks, cookbooks, POINTS value guides, Weight Watchers magazines and POINTS calculators, primarily to members in our meetings and to our franchisees.

•	Internet revenues. We generate revenue from our Internet subscription products and from the sale of Internet advertising.

•

Licensing, franchise royalties and other. We license the Weight Watchers brand and our other intellectual property for certain foods and other relevant consumer products. In addition, our franchisees typically pay us a royalty fee of 10% of their meeting fee revenues. We also generate revenues from our magazines and third-party advertising in our publications.

Other than Internet revenues, all of the foregoing sources of revenue are included in our Weight Watchers International operating segment. Revenues from our Weight Watchers International operating segment, including revenues from meetings and product sales, comprised 87.7% of our total revenues in fiscal 2008, 89.5% of our total revenues in fiscal 2007 and 89.4% of our total revenues in fiscal 2006. Revenues from our WeightWatchers.com operating segment contributed 12.3% of our total revenues in fiscal 2008, 10.5% of our total revenues in fiscal 2007 and 10.6% of our total revenues in fiscal 2006.

The following table sets forth our revenues by category for the past five fiscal years.

Revenue Sources

(in millions)

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Meeting fees	$908.1	$880.7	$723.1	$681.1	$629.1
Product sales	339.8	337.7	293.3	285.5	274.6
Internet revenues	185.8	151.6	129.4	109.7	65.0
Licensing, franchise royalties and other	102.1	97.2	87.5	75.0	56.2

Total	$1,535.8	$1,467.2	$1,233.3	$1,151.3	$1,024.9

From fiscal 2004 through fiscal 2008, our revenues have increased at a compound annual growth rate of 10.6%. This increase is principally a result of:

•

Increased meeting fees. From fiscal 2004 to fiscal 2008, meeting fees grew at a compound annual rate of 9.6% led by our NACO operations, which grew at a compound annual rate of 13.8%. This growth resulted from increases in our attendance, program innovations, pricing actions taken in many of our markets and higher frequency of commitment plans, as well as from our acquisitions of franchise operations over that period. From fiscal 2004 to fiscal 2008, our average meeting fee per attendee increased from $10.50 to $15.14, with most of the increase occurring from fiscal 2006 to fiscal 2008. In the period from fiscal 2006 to fiscal 2008, our average meeting fee per attendee rose from $11.84 to $15.14 coincident with our introduction of Monthly Pass, a recurring billing model whereby the member authorizes us to charge his or her credit card for meeting fees on a monthly basis, at a discounted rate, until the member elects to cancel. The increase in the average meeting fee per attendee arises because not all members who purchase Monthly Pass attend all the meetings for which they have paid.

•

Increased product sales. Global product sales have grown at a compound annual rate of 5.5% from fiscal 2004 to fiscal 2008, led by our NACO operations which grew at a compound annual rate of 6.4%. Product sales growth resulted from higher attendance volume and from successful new product launches. In our meetings, we have increased average product sales per attendee from $3.69 to $4.76 (a compound annual growth rate of 6.6%) over the same period.

•

Consolidation of WeightWatchers.com. Effective April 3, 2004, we began consolidating WeightWatchers.com. From fiscal 2004 to fiscal 2008, our Internet revenues have grown at a compound annual growth rate of 30.0%. The increase in Internet revenues during this time is primarily due to the growth in the number of WeightWatchers.com’s end-of-period active online subscribers from 340,000 on December 31, 2004 to 679,000 on December 31, 2008.

•

Increased licensing revenues. Licensing revenues grew at a compound annual rate of 41.4% from fiscal 2004 to fiscal 2008, primarily as a result of our increased focus on expanding the number of Weight Watchers branded products worldwide and the reversion to us at the end of the third quarter of fiscal 2004 of revenues from certain third party licenses that had been paid to Heinz up until that time.

Metrics and Business Trends

As shown in the chart below, our worldwide annual attendance in our Company-owned operations (including the aforementioned acquisitions of franchise operations) has been stable from fiscal 2004 to fiscal 2008, growing from 59.9 million for fiscal 2004 to 60.0 million for fiscal 2008. From fiscal 2006 to fiscal 2008, worldwide annual attendance declined 1.8%. Average revenue per customer, however, has increased over the same period, largely as a result of Monthly Pass’ growing penetration in NACO. In an effort to provide a greater degree of insight into the drivers of our business, in fiscal 2007 we introduced a new additional volume metric. This new metric, “paid weeks”, reports total paid weeks by our customers in Company-owned operations for a given period. For meetings, paid weeks is the sum of total paid commitment plan weeks and total pay-as-you-go weeks for a given period. For Weight Watchers Online, paid weeks is the total paid Weight Watchers Online subscriber weeks for a given period. Before the launch of our commitment plans in the meetings business, our members were largely on a pay-as-you-go basis, and accordingly, growth in attendance essentially approximated growth in meeting paid weeks. As shown in the chart below, our worldwide meeting paid weeks grew 32.7% from fiscal 2006 to fiscal 2008, up from 68.8 million in fiscal 2006 to 91.3 million in fiscal 2008. In NACO, where our Monthly Pass commitment plan is highly penetrated, fiscal 2008 meeting paid weeks of 61.0 million exceeded meeting attendance of 36.5 million by 67.1%.

	Meeting Attendance in Company-Owned Operations (in millions)
	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
North America	36.5	38.1	35.4	33.5	32.3
United Kingdom	11.6	11.9	11.6	12.6	13.0
Continental Europe	9.8	10.2	11.1	11.6	11.2
Other International	2.1	2.5	3.0	3.2	3.4

Total	60.0	62.7	61.1	60.9	59.9

	Paid Weeks in Company-Owned Operations (in millions)
	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(53 weeks)	(52 weeks)	(52 weeks)
North America	61.0	58.4	42.7
United Kingdom	15.0	12.8	11.6
Continental Europe	12.5	10.7	11.4
Other International	2.8	2.7	3.1

Total Meeting Paid Weeks	91.3	84.6	68.8
Online paid weeks	38.9	31.0	25.2

Total Paid Weeks	130.2	115.6	94.0

Looking historically and at trends, beginning in late 2003, our NACO attendance growth was adversely affected by increased media exposure to and the resulting popularity of low-carbohydrate diets, which continued through 2004. Beginning in the third quarter of fiscal 2004 through the first quarter of fiscal 2005, the declines in NACO attendance excluding the impact of acquisitions versus prior year periods steadily improved from minus 16.7% in the second quarter of fiscal 2004 to minus 13.9% in the third quarter of fiscal 2004 to minus 8.7% in the fourth quarter of fiscal 2004 and to minus 5.1% in the first quarter of fiscal 2005. After that, NACO attendance versus prior year periods excluding the impact of acquisitions moved into positive territory and posted increases of 5.3%, 1.3% and 6.5% in the second, third and fourth quarters of fiscal 2005, respectively. The third quarter of fiscal 2005 grew at a slower pace due to the impact of Hurricane Katrina and its aftermath, compounded by two subsequent hurricanes. In fiscal 2006, attendance for the full year grew at a rate of 5.7%, or 2.9% without the impact of acquisitions. In fiscal 2007, attendance for the full year grew at a rate of 7.7%, but declined 1.7% without the impact of acquisitions, and paid weeks grew 36.5%, due largely to the success of our Monthly Pass commitment plan. In fiscal 2008, excluding the impact of acquisitions, attendance for the full year declined 6.2%, and including the impact of acquisitions, attendance for the full year declined 4.3%, resulting from a number of factors. Rising gasoline and other consumer prices, the worsening economic climate and reduced credit availability adversely impacted consumer spending. These factors, coupled with the lack of a meaningful program innovation in several years, contributed to the decline in our attendance throughout fiscal 2008. Paid weeks in NACO in fiscal 2008, including the impact of acquisitions, increased 4.5% over the prior year, largely as a result of Monthly Pass penetration.

In the United Kingdom, after four years of attendance increases, attendance declined 3.1% in fiscal 2005 and 7.4% in fiscal 2006. The declining trend began as a result of a negative member and leader reaction to a new program innovation launched in January 2005. We worked to simplify the program, improve the meeting experience, and strengthen the quality of our field management and leader force. As a result, over the course of fiscal 2006, the negative U.K. attendance trend reversed from a negative 17.2% year-over-year decline in the first quarter, to 7.0% year-over-year growth in the fourth quarter. This trend continued into the first quarter of 2007 with a growth rate of 9.8% versus the prior year period, but the growth slowed to 2.2% in the second quarter versus the prior year period and turned negative in the second half of fiscal 2007, posting declines of 4.2% and 2.4% in the third and fourth quarters of fiscal 2007, respectively, versus the prior year periods. Paid weeks rose 9.7%, from 11.6 million in fiscal 2006 to 12.8 million in fiscal 2007. In fiscal 2008, attendance in the United Kingdom declined 2.4% versus the prior year. The U.K. market has responded positively to its new program that was soft-launched in December 2008, but like the U.S. market, the U.K. market has experienced a worsening economy which has negatively impacted attendance. In fiscal 2008, paid weeks grew 17.4% versus the prior year, due largely to the introduction of Monthly Pass in the third quarter of fiscal 2007.

Continental Europe saw attendance growth in every fiscal year from 2000 through 2005. Continental Europe’s attendance increased 1.1 million in fiscal 2004 primarily as a result of a program innovation in the third quarter which helped drive increased attendance into fiscal 2005 and the first quarter of 2006; however, on a full year basis in fiscal 2006, attendances in Continental Europe declined by 4.4% versus the prior year. Attendance began to decline in the second quarter of fiscal 2006, by 7.2% in the second quarter, 7.8% in the third quarter and 10.6% in the fourth quarter, in each case versus the prior year period. We believe that the growth of the business in Continental Europe prior to fiscal 2006 outpaced the expertise of the local management, and we have been strengthening these teams. The declining attendance trend continued into fiscal 2007 (declines of 6.6% in the first quarter, 7.5% in the second quarter, 11.7% in the third quarter and 9.4% in the fourth quarter, in each case versus the prior year period) and ended the year with attendance 8.5% below the prior year level. Paid weeks in Continental Europe declined 6.2%, from 11.4 million in fiscal 2006 to 10.7 million in fiscal 2007. We believe that most of this weakness was the result of ineffective marketing and the resultant lack of new enrollments. In fiscal 2008, Continental Europe experienced a 4.1% decline in attendance versus the prior year. However, the introduction of Monthly Pass in Germany in the third quarter of fiscal 2007 and in France in April 2008 helped drive an overall 16.5% increase in paid weeks for fiscal 2008 in Continental Europe versus the prior year.

The continued success of our WeightWatchers.com segment resulted in an increase in the number of online paid weeks of 54.4%, from 25.2 million in fiscal 2006 to 38.9 million in fiscal 2008. This success is due largely to the acquisition of new Weight Watchers Online subscribers in the United States as well as the launch of WeightWatchers.com subscription products in new markets.

The Company has maintained an annual gross margin of 50% or more since fiscal 2001. Our staff is usually paid on a commission basis and space is typically rented as needed. Moreover, we adjust the number of meetings according to demand, including seasonal fluctuations. This variable cost structure has enabled us to maintain these high margins even as we have expanded the number of our meetings over this period. When our attendance growth outpaces our meeting growth, our gross margins typically improve. As our WeightWatchers.com business continues to grow, we expect margins to continue to expand in this highly scalable business.

The Company has consistently generated operating income margins of 30% or more from fiscal 2001 to fiscal 2007, even while making significant investments in strengthening our management teams, particularly in North America and Continental Europe, putting in place a stronger global marketing infrastructure, increasing our investments in marketing and information technology and expensing share-based compensation beginning in fiscal 2006. In fiscal 2008, the operating income margin of the Company dipped below 30%, to 28%, due largely to the adverse U.K. VAT ruling received in the second quarter of fiscal 2008 and the start-up costs of our China Joint Venture.

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

We believe that our revenues and profitability can be sensitive to major trends in the weight management industry. In particular, we believe that our business could be adversely impacted by:

•	the temporary emergence of fad diets;

•	a decrease in the effectiveness of our marketing and advertising programs;

•	a failure to develop innovative new services and products;

•	the development of more favorably perceived or more effective weight management methods, including pharmaceuticals;

•	an impairment of the Weight Watchers brand and our other intellectual property;

•	a failure of our technology or systems to perform as designed; and

•	a downturn in general economic conditions or consumer confidence.

Franchise Acquisitions

From time to time, we repurchase franchise territories. Since the beginning of fiscal 2001, we have acquired 18 franchise operations for a total of approximately $680.8 million. These acquisitions are typically accretive to our earnings per share. For fiscal 2008, the attendance of our remaining franchise operations accounted for less than 18% of total worldwide attendance at Weight Watchers meetings.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP measures of operating results that exclude certain items. Net revenues as well as global meeting fees, international meeting fees, gross profit and margin, operating income and operating income margin and effective tax rate are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and excluding the impact of the adverse U.K. VAT ruling against us. See Note 14 to the Consolidated Financial Statements for further details on this ruling. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation, or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to inventories, the impairment analysis for goodwill and other indefinite-lived intangible assets, share-based compensation, income taxes, tax contingencies and litigation. We base our estimates on historical experience and on various other factors and assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies are most important to the portrayal of our financial condition and results of operations and require our most significant judgments and estimates.

Revenue Recognition

WWI earns revenue by conducting meetings, selling products in its meetings and to its franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements and selling advertising space in and copies of its magazine. We charge non-refundable registration fees in exchange for an introductory information session and materials we provide to new members in our meetings business. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Revenue from meeting fees, product sales, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customer, and commissions and royalties are earned. Advertising revenue is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. Deferred revenue, consisting of prepaid meeting fees, such as Monthly Pass, and magazine subscription revenue, is amortized into revenue over the period earned. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

WeightWatchers.com primarily generates revenue from monthly Internet product subscriptions. Subscription fee revenues are recognized over the period that products are provided. One time sign up fees are deferred and recognized over the expected customer relationship period. Subscription fee revenues that are paid in advance are deferred and recognized on a straight-line basis over the subscription period.

We grant refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid.

Goodwill and Other Indefinite-lived Intangible Assets

We review goodwill and other indefinite-lived intangible assets, including franchise rights acquired, for potential impairment on at least an annual basis. We performed fair value impairment testing as of the end of fiscal 2008 and fiscal 2007 on our goodwill and other indefinite-lived intangible assets and determined that the carrying amounts of these assets did not exceed their respective fair values, and therefore, no impairment existed. When determining fair value, we utilize various assumptions, including projections of future cash flows and interest rates. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. Upon such an event, we would be required to record a corresponding charge, which would impact earnings. We would also be required to reduce the carrying amounts of the related assets on our balance sheet. We continue to evaluate these estimates and assumptions and believe that these assumptions are appropriate.

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

On December 31, 2006, the first day of fiscal 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the December 31, 2006 adoption of FIN 48, the Company increased its tax liability for unrecognized tax benefits by $1.9 million, which was accounted for as a reduction to the opening balance of retained earnings for fiscal 2007.

Capitalized Software Development

We follow the provisions of the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, which requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. These costs are amortized over a period of three to five years, the estimated useful life of the software. We periodically evaluate for impairment capitalized software development costs by considering, among other factors, whether the software is still expected to provide substantive service potential, and whether a significant change is being made or will be made to the software.

Share-Based Compensation

We adopted the provisions of FASB Statement No. 123R, “Share-Based Payment”, or FAS 123R, on January 1, 2006. Upon adopting this standard, we began recognizing the cost of all share-based awards based on their estimated grant-date fair value over the related service period of such awards. In accordance with FAS 123R, we elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and began recognizing the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro forma disclosures. We have not restated the results of prior periods.

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

Results of Operations

Comparison of Fiscal 2008 (53 weeks) to Fiscal 2007 (52 weeks)

Certain key metrics were significantly negatively affected by net offsets to revenue recorded in fiscal 2008 resulting from the adverse U.K. VAT ruling received by the Company during the second quarter 2008 with respect to the imposition of VAT on meeting fees collected by our U.K. subsidiary. We discuss the U.K. VAT ruling in Note 14 of our Consolidated Financial Statements. After accounting for the aforementioned U.K. VAT ruling, which lowered our full year revenues by a net $26.5 million, our reported revenues for fiscal 2008 were $1,535.8 million, an increase of $68.6 million, or 4.7%, from the prior fiscal year. In fiscal 2008, our global meeting fees were $908.1 million, an increase of $27.4 million, or 3.1%, from the prior year, and our international meeting fees were $282.8 million, an increase of $5.8 million, or 2.1%, from the prior year, including in both the $26.5 million negative net impact to our international revenues from the U.K. VAT ruling.

Our fiscal 2008 gross profit margin of 54.4% declined 110 basis points from the prior year’s margin of 55.5%, with approximately half of the gross profit margin decline resulting from the negative net impact of the U.K. VAT ruling. While our gross profit margins remain strong given our variable cost business model, in fiscal 2008 there was margin compression in the meetings business driven primarily by fewer attendances per meeting, ramp up costs for Monthly Pass in Continental Europe, and costs associated with program innovation launches in the United States and United Kingdom. Our operating income margin was similarly affected, declining from 29.7% in fiscal 2007 to 27.7% in fiscal 2008, as a result of the U.K. VAT ruling, other gross margin declines as described above, and increases in marketing and general and administrative expenses as a percentage of revenues. Our operating income for fiscal 2008 was $425.0 million, a decrease of $10.6 million, or 2.4%, from the prior fiscal year, including the $26.5 million charge associated with the U.K. VAT ruling. Our effective tax rate increased from 38.4% for fiscal 2007 to 39.5% for fiscal 2008, due mainly to the negative net impact of the U.K. VAT ruling which contributed to a shift in the geographic mix of our earnings.

The table below shows our consolidated results for fiscal 2008 versus fiscal 2007 on both a GAAP basis and as adjusted to give effect to the U.K. VAT ruling. See “Non-GAAP Financial Measures” above. As a result of the adverse U.K. VAT ruling, our consolidated results for fiscal 2008 include a net negative aggregate adjustment of $26.5 million to revenues (including interest), offset by a tax benefit of $8.3 million.

	(In millions, except per share amounts)
	Fiscal 2008	Fiscal 2007	Increase/ (Decrease)	% Change
Revenues, net (as adjusted)(1)	$1,562.3	$1,467.2	$95.1	6.5%
VAT ruling impact on fiscal 2008(1)	(7.8)	—	(7.8)
VAT ruling impact on prior years 2005 – 2007(1)	(18.7)	—	(18.7)

Revenues, net of VAT ruling (as reported)	1,535.8	1,467.2	68.6	4.7%
Cost of revenues	700.8	653.3	47.5	7.3%

Gross profit	835.0	813.9	21.1	2.6%
Marketing expenses	227.4	205.3	22.1	10.8%
Selling, general and administrative expenses	182.6	173.0	9.6	5.5%

Operating income	425.0	435.6	(10.6)	(2.4%)
Interest expense	92.7	109.3	(16.6)	(15.2%)
Other income, net	(2.0)	(3.2)	1.2	(37.5%)
Early extinguishment of debt	—	3.0	(3.0)	(100.0%)

Income before income taxes and minority interest	334.3	326.5	7.8	2.4%
Provision for income taxes	132.0	125.3	6.7	5.3%

Income before minority interest	202.3	201.2	1.1	0.5%
Minority interest	2.0	—	2.0

Net income	$204.3	$201.2	$3.1	1.5%

Weighted average diluted shares outstanding	78.5	81.1

Diluted EPS	$2.60	$2.48	$0.12	4.8%

(1)	With respect to fiscal 2008, revenues, net (as adjusted) is a non-GAAP financial measure that adjusts net revenues to exclude the net impact of the U.K. VAT adjustment. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

As noted above, net revenues for fiscal 2008 were $1,535.8 million, an increase of $68.6 million, or 4.7%, from $1,467.2 million for fiscal 2007. Excluding the full net impact of the U.K. VAT ruling on current and prior year periods, net revenues of $1,562.3 million in fiscal 2008 increased $95.1 million, or 6.5%, versus fiscal 2007. The U.K. VAT ruling will negatively impact net revenues on an ongoing basis. Net revenues in fiscal 2008 include a $6.6 million, or 0.4%, benefit from the favorable effects of foreign currency exchange rates. The table above shows that $7.8 million of the total net charge related to the U.K. VAT ruling pertained specifically to fiscal 2008. Earned net revenues in fiscal 2008, reduced for this $7.8 million portion of the U.K. VAT charge, were $1,554.5 million. The U.K. VAT ruling net impact for current and prior years lowered our gross margin and operating income margins by 70 basis points and 120 basis points, respectively. Excluding this net impact, fiscal 2008 gross margin was 55.1% and operating income margin was 28.9%.

For fiscal 2008, reported global meeting fees were $908.1 million, an increase of $27.4 million, or 3.1%, from the prior fiscal year. Excluding the aggregate net adjustment for the U.K. VAT ruling of $26.5 million, global meeting fees totaled $934.6 million in fiscal 2008 versus $880.7 million in fiscal 2007, an increase of $53.9 million, or 6.1%, including the favorable impact of foreign currency translation. Global attendance was 60.0 million in fiscal 2008 versus 62.7 million in fiscal 2007, a 2.7 million, or 4.3%, decline. The increase in global meeting fees is attributable to Monthly Pass. We now have Monthly Pass outside the United States, in the United Kingdom, Germany, and Australia, each of which launched in the third quarter of 2007, and in France, which launched during the second quarter of 2008. Monthly Pass drove paid weeks in the global meetings business to 91.3 million in fiscal 2008, a 7.9% increase versus fiscal 2007, and resulted in a 10.4% increase in the average meeting fee per attendee on a constant currency basis versus the prior year period.

In NACO, meeting fees for fiscal 2008 were $625.3 million, up $21.6 million, or 3.6%, from $603.7 million for fiscal 2007. Attendance declined 4.3% versus the prior year period to 36.5 million including the impact of acquisitions, and declined 6.2% without the impact of acquisitions. This decline in attendance resulted from a number of factors. Rising gasoline and other consumer prices, the worsening economic climate and reduced credit availability adversely affected consumer spending. In fiscal 2008, paid weeks rose 4.5% versus the prior year period as a result of the continued success of Monthly Pass outpacing attendance and thereby driving an 8.2% increase in the average meeting fee per attendee versus the prior year period. In the United States, the third quarter of fiscal 2008 marked the second anniversary of the launch of Monthly Pass.

Our reported international meeting fees were $282.8 million for fiscal 2008, an increase of $5.8 million, or 2.1%, from fiscal 2007. Excluding the net adjustment for the U.K. VAT ruling, our international meeting fees were $309.3 million for fiscal 2008, an increase of $32.3 million, or 11.7%, from $277.0 million for fiscal 2007. On a local currency basis, these adjusted international meeting fees rose 10.4% compared to the prior fiscal year. Total paid weeks in our international meetings business increased 15.4% versus the prior year period, with the United Kingdom up 17.4% and Continental Europe up 16.5%. The introduction of Monthly Pass in the United Kingdom and Germany in the third quarter of 2007, coupled with a concurrent price increase in the United Kingdom, and the introduction of Monthly Pass in France in the second quarter of fiscal 2008 drove international meeting fee revenue growth in fiscal 2008, despite a 4.4% decline in attendance versus the prior fiscal year.

Global product sales for fiscal 2008 were $339.8 million, up $2.1 million, or 0.6%, from $337.7 million for fiscal 2007, driven by an increase in product sales per attendee across all of our markets. A regular strategy of new product launches, rotation of product offerings, and updating our enrollment products resulted in a trend of growth in product sales per attendee. The difficult trends in the economic environment, however, are now evident in our meeting product sales performance. Global product sales per attendee, which had posted growth versus prior year throughout most of fiscal 2008, were up only marginally in the fourth quarter of fiscal 2008. Internationally, product sales increased 5.1%, or $7.9 million, from fiscal 2007 to $162.7 million for fiscal 2008. In local currencies, international product sales rose 2.3%, as compared with the prior year period. In NACO, product sales declined 3.2%, or $5.8 million, to $177.1 million in fiscal 2008, primarily due to lower attendance.

Internet revenues, which include subscription revenue from sales of Weight Watchers Online and Weight Watchers eTools, as well as Internet advertising revenue, grew $34.2 million, or 22.6%, to $185.8 million for fiscal

2008 from $151.6 million for fiscal 2007. End-of-period active Weight Watchers Online subscribers increased 16.3%, from 584,000 at December 29, 2007 to 679,000 at January 3, 2009. Strong signup volumes in all geographies, combined with the launch of Weight Watchers Online in France and the Netherlands, contributed to this growth.

Other revenue, comprised primarily of licensing revenues and our publications, was $85.9 million for fiscal 2008, an increase of $5.7 million, or 7.1%, from $80.2 million for fiscal 2007. Licensing revenues increased $7.2 million globally, or 12.3%, as a result of higher royalties in NACO from our existing ice cream and yogurt licenses and new product licenses, as well as higher U.K. royalties on various other products.

Franchise royalties in fiscal 2008 were $10.8 million in NACO and $5.4 million internationally. Total franchise royalties were $16.2 million in fiscal 2008, and were $0.8 million lower than fiscal 2007; however, excluding lost commissions resulting from our recent franchise acquisitions, franchise royalties rose 1.6%.

Cost of revenues was $700.8 million for fiscal 2008, an increase of $47.5 million, or 7.3%, from $653.3 million for fiscal 2007. Our reported gross profit margin dropped 110 basis points, from 55.5% in fiscal 2007 to 54.4% in fiscal 2008. Excluding the net aggregate adjustment for the U.K. VAT ruling, our gross margin was 55.1% for fiscal 2008, a decline of 40 basis points from the prior year. The decline in this adjusted gross margin was due to start-up costs for Monthly Pass in Continental Europe, lower meeting averages in some of the countries in which we operate, and lower product sales margins in NACO driven by change in product mix and higher supply chain costs. WeightWatchers.com, which carries a structurally higher gross margin, continued its trend of year over year gross margin expansion. Excluding the net aggregate adjustment for the U.K. VAT ruling, our gross profit increased $47.6 million, or 5.8%, to $861.5 million in fiscal 2008 from $813.9 million in fiscal 2007.

Marketing expenses for fiscal 2008 rose $22.1 million, or 10.8%, to $227.4 million, from $205.3 million for fiscal 2007, with the unfavorable effect of foreign currency exchange rates accounting for $3.3 million of the increase. We made significant marketing investments in the WW.com business during fiscal 2008 which proved successful, including using television advertising for the first time in the United Kingdom and Germany, and increasing our online advertising in all WeightWatchers.com geographies. In the meetings business, our international geographies experienced an increase in marketing expenses, driven by a combination of more expensive primetime television media coupled with additional television advertising in Continental Europe, partially to support the launch of our new programs there. Excluding the net adjustment to revenues for the U.K. VAT ruling, our marketing expenses were 14.6% of revenues for fiscal 2008, versus 14.0% in fiscal 2007. On a reported basis, marketing expenses for fiscal 2008 were 14.8% of revenues.

Selling, general and administrative expenses were $182.6 million for fiscal 2008, versus $173.0 million for fiscal 2007, an increase of $9.6 million, or 5.5%. Information technology costs remain the significant driver of the increase, representing our ongoing investment to upgrade our systems infrastructure. Higher expense in this area resulted from a combination of increased depreciation as we brought new information technology systems online, and higher maintenance costs related to new systems already put in service. Expenses of our China Joint Venture contributed $4.7 million to the increase. Excluding the net adjustment to revenues for the U.K. VAT ruling, selling, general and administrative expenses were down slightly versus last year as a percentage of net revenues, at 11.7% for fiscal 2008, versus 11.8% in the fiscal 2007. On a reported basis, selling, general and administrative expenses for fiscal 2008 were 11.9% of revenues.

Our reported operating income for fiscal 2008 was $425.0 million, a decrease of $10.6 million, or 2.4%, versus fiscal 2007. Excluding the net adjustment for the U.K. VAT ruling, our operating income was $451.5 million for fiscal 2008 versus $435.6 million in fiscal 2007, an increase of $15.9 million, or 3.7%. Excluding the net adjustment for the U.K. VAT ruling, our adjusted operating income margin for fiscal 2008 was 28.9%, a decrease of 80 basis points from 29.7% in fiscal 2007, as a result of the decline in gross margin coupled with higher marketing expense. Our reported operating income margin declined from 29.7% for fiscal 2007 to 27.7% for fiscal 2008.

Interest expense was $92.7 million for fiscal 2008, a decrease of $16.6 million, or 15.2%, from $109.3 million for fiscal 2007, due to lower effective interest rates and a $44.0 million decrease in our average debt outstanding. The average effective interest rate for fiscal 2008 decreased to 5.44%, from 6.39% in fiscal 2007, a result of a decline in LIBOR combined with the 0.25% reduction in our interest rate spread over LIBOR for the Term Loan A, Additional Term Loan A and our revolving credit facility, or the Revolver, which took effect at the end of February 2008.

For fiscal 2008, we reported other income of $2.0 million, versus $3.2 million in fiscal 2007. The decrease is primarily the result of the impact of foreign currency exchange rates on intercompany transactions.

In fiscal 2007, we recorded a charge of $3.0 million for early extinguishment of debt. This charge reflected the write-off of deferred financing costs associated with the WW.com Credit Facilities, which were paid down during that period (as further explained in Note 7 to the Consolidated Financial Statements).

The effective tax rate on our reported results for fiscal 2008 was 39.5%, versus 38.4% in fiscal 2007. Excluding the adjustment for the U.K. VAT ruling, our effective tax rate for fiscal 2008 was 38.9%.

Comparison of Fiscal 2007 (52 weeks) to Fiscal 2006 (52 weeks)

	Fiscal 2007	Fiscal 2006	Increase/ (Decrease)	% Change
Revenues	$1,467.2	$1,233.3	$233.9	19.0%
Cost of revenues	653.3	557.1	96.2	17.3%

Gross profit	813.9	676.2	137.7	20.4%
Marketing expenses	205.3	158.9	46.4	29.2%
Selling, general and administrative expenses	173.0	137.3	35.7	26.0%

Operating income	435.6	380.0	55.6	14.6%
Interest expense, net	109.3	49.5	59.8	120.8%
Other income, net	(3.2)	(1.4)	(1.8)	128.6%
Early extinguishment of debt	3.0	1.3	1.7	130.8%

Income before taxes	326.5	330.6	(4.1)	(1.2%)
Provision for income taxes	125.3	120.8	4.5	3.7%

Net income	$201.2	$209.8	$(8.6)	(4.1%)

Weighted average diluted common shares outstanding	81.1	99.4

Diluted EPS	$2.48	$2.11	$0.37	17.5%

Net revenues were $1,467.2 million for fiscal 2007, an increase of $233.9 million, or 19.0%, from $1,233.3 million for fiscal 2006. This $233.9 million increase was driven primarily by a $157.6 million increase in meeting fees and a $44.4 million increase in product sales, both a result of attendance growth and higher average sales per attendee. Internet and licensing revenues grew $22.2 million and $10.4 million, respectively, with the growth partially offset by a $0.7 million decrease in other revenues primarily resulting from lower franchise royalties. Net revenues were positively impacted by foreign currency exchange rates in the amount of $43.0 million or 3.5%.

For fiscal 2007, total global meeting fees were $880.7 million versus $723.1 million for fiscal 2006, an increase of $157.6 million, or 21.8% including the favorable impact of foreign currency translation. Globally, attendance volume reached 62.7 million for fiscal 2007, up 2.6% from 61.1 million in the prior year. NACO and the United Kingdom grew attendance volumes, while Continental Europe declined. In fiscal 2007, there were 84.6 million paid weeks in the global meetings business, a 22.8% increase from the prior year level. The excess of paid weeks’ growth over attendance growth was the key driver of the 15.4% increase in the average meeting fee per attendee on a constant currency basis. The paid weeks metric for meetings, which we began to furnish in fiscal 2007 in order to provide greater transparency, captures total Weight Watchers paid membership by adding pay-as-you-go attendance to paid commitment plan weeks.

In NACO, meeting fees for fiscal 2007 were $603.7 million, up $132.0 million, or 28.0%, from $471.8 million for fiscal 2006. Attendances were 38.1 million, including 3.3 million from acquisitions made during the second half of fiscal 2006. NACO’s attendance in total grew 7.7% versus the prior year, but was slightly behind fiscal 2006 excluding acquisitions, declining 1.7%. Paid weeks rose 36.5% as a result of the success of NACO’s Monthly Pass, outpacing attendance and thereby driving the 18.7% increase in the average meeting fee per attendee. In fiscal 2007, approximately half of our member attendances in NACO were attributable to Monthly Pass. Monthly Pass, first introduced in our 2006 fall marketing campaign, is a recurring billing model whereby the member authorizes us to charge her credit card on a monthly basis, at a discounted rate, until the member elects to cancel. The increase in the average meeting fee per attendee arises because not all members who purchase Monthly Pass attend all the meeting for which they have paid.

In fiscal 2007, we introduced paid weeks, a new and additional volume metric to provide a greater degree of insight into our business. Before the launch of our new commitment plans in the meeting business in fiscal 2007, growth in attendance essentially approximated growth in meeting paid weeks. With Monthly Pass’ growing penetration in NACO, we felt that another metric, meeting paid weeks, was needed. The meeting paid week metric captures total Weight Watchers paid meeting membership by adding paid commitment plan weeks to pay-as-you-go weeks for a given period, thus providing a greater degree of transparency.

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

Worldwide product sales for fiscal 2007 were $337.7 million, up $44.4 million, or 15.1%, from $293.3 million for fiscal 2006. Domestically, product sales grew 12.0%, or $19.6 million, to $182.9 million in fiscal 2007. International product sales increased 19.1%, or $24.8 million, to $154.8 million. On a local currency basis, international product sales rose 9.1%. Increased product sales penetration in the meeting room was driven by the launch and strong sell through of several new consumables products and by the strong appeal of our newly designed enrollment products to both new and returning members.

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

Franchise royalties were $12.0 million in NACO and $5.0 million internationally for fiscal 2007. As a result of our acquisitions in fiscal 2007, total franchise royalties were down 11.1% to $17.0 million from $19.2 million in the prior year. On a comparable basis, excluding lost royalties from acquisitions, franchise royalties rose 13.6%.

Cost of revenues was $653.3 million for fiscal 2007, an increase of $96.2 million, or 17.3%, from $557.1 million for fiscal 2006. Gross profit margin of 55.5% of sales for the year increased 70 basis points from 54.8%

of sales in the prior year. The margin expansion was derived primarily from higher meeting fees per attendee, a result of Monthly Pass in NACO, a price increase in the United Kingdom and price increases in a few Continental European markets, and from growth in the licensing business.

Marketing expenses for fiscal 2007 increased $46.4 million, or 29.2%, to $205.3 million from $158.9 million for fiscal 2006. A significant portion of the increase resulted from additional television advertising. In the United States, WeightWatchers.com began advertising on television for the first time in fiscal 2007, with its national television advertising campaigns. For NACO, Continental Europe and the United Kingdom, we increased our level of television advertising and experienced higher production costs as a result. We also invested more heavily in other non-TV media and direct mail for the NACO business and online advertising in the WeightWatchers.com business as compared to the prior year. As a percentage of net revenues, marketing expenses were 14.0% for fiscal 2007, as compared to 12.9% in the prior year.

Selling, general and administrative expenses were $173.0 million for fiscal 2007 as compared to $137.3 million for fiscal 2006, an increase of $35.7 million. As a percentage of net revenues, selling, general and administrative expenses were slightly above the prior year level, at 11.8% for fiscal 2007, as compared to 11.1% in the same period last year. In fiscal 2007, selling, general and administrative expense has been impacted by our ongoing technology investment in upgrading our systems, both office and meeting room, by employment-related expenses, in particular to build our Continental Europe and marketing infrastructures, and to a lesser extent by costs associated with our franchise acquisitions.

Operating income was $435.6 million for fiscal 2007, an increase of $55.6 million, or 14.6%, from $380.0 million for fiscal 2006. The operating income margin for fiscal 2007 was 29.7%, a decrease of 110 basis points from 30.8% for the prior year, primarily as a result of our higher marketing expense.

Interest expense increased $59.8 million to $109.3 million for fiscal 2007, as compared to $49.5 million for fiscal 2006, while the average effective interest rate declined slightly. The increase in interest expense was primarily the result of higher debt outstanding. We raised our debt level in the first quarter of fiscal 2007 to finance the repurchase of 19.1 million of our shares (as further explained in “Liquidity and Capital Resources—Stock Transactions”).

In connection with the refinancing of the WW.com Credit Facilities and the WWI Credit Facility (as further explained in “Item 6. Selected Financial Data—Items Affecting Comparability—Debt Refinancing”) we recorded a charge of $3.0 million in the first quarter of fiscal 2007 relating to the write-off of the deferred financing costs associated with this WeightWatchers.com debt and of $1.3 million in the second quarter of fiscal 2006 for early extinguishment of debt relating to WWI. These charges represented the write-off of a portion of deferred financing costs associated with this old debt.

Our effective tax rate for fiscal 2007 was 38.4%, as compared to 36.5% for fiscal 2006. In fiscal 2006, we recognized a tax benefit of $6.3 million by reversing tax reserves which, due to the resolution of certain tax matters were no longer necessary, partially offset by adjustments to our tax valuation allowance for foreign tax net operating loss carryforwards.

Liquidity and Capital Resources

Balance Sheet

Comparing the balance sheet at January 3, 2009 with that at December 29, 2007, our cash balance increased by $7.5 million from $39.8 million to $47.3 million. Our working capital deficit at January 3, 2009 was $270.1 million, including $47.3 million of cash, versus $172.1 million, including $39.8 million of cash, at December 29, 2007. Excluding the change in cash, the working capital deficit increased by $105.5 million from December 29, 2007 to January 3, 2009.

Of the $105.5 million increase in negative working capital, $116.9 million reflects an increase in the current portion of our long-term debt, $19.5 million is due to the net increase in our U.K. VAT liability and $38.0 million relates to an increase in our derivative payable due to changes in the interest rate yield curve. These are partially offset by a decrease in negative working capital of $34.5 million arising from higher prepaid and deferred income taxes and operational items of $34.4 million, largely the result of lower payables and accrued expenses due to timing of these payments this year versus last year.

Capital spending has averaged approximately $31.5 million annually over the last three fiscal years and has consisted primarily of information system and website development expenditures, leasehold improvements, furniture and equipment for meeting locations.

Sources and Uses of Cash

Fiscal 2008

As noted above, at the end of fiscal 2008, cash and cash equivalents were $47.3 million, an increase of $7.5 million from the end of fiscal 2007. Cash flows provided by operating activities were $241.2 million. The cash provided by operations was driven by our net income of $204.3 million, changes in our working capital, as described above, and differences between book and cash taxes. Fiscal 2008 cash from operations was negatively impacted by timing of payments. Certain fiscal 2007 and fiscal 2009 tax and other payments amounting to approximately $30.0 million were made in fiscal 2008. Investing activities utilized $72.2 million, including $39.7 million for our fiscal 2008 franchise acquisitions and $31.6 million for capital spending. Net cash used for financing activities totaled $160.1 million. This included the repurchase of 2.8 million shares of our common stock for $116.0 million and dividend payments of $55.0 million. See Item 5 in Part II of this Annual Report on Form 10-K for more information regarding our stock repurchase plan.

Fiscal 2007

At the end of fiscal 2007, cash and cash equivalents were $39.8 million, an increase of $2.3 million from the end of fiscal 2006. Cash flows provided by operating activities were $318.5 million. The cash provided by operations was driven by our net income of $201.2 million, changes in our working capital and differences between book and cash taxes. Investing activities utilized $48.8 million, including $16.8 million for our fiscal 2007 franchise acquisitions and $31.8 million for capital spending. Net cash used for financing activities totaled $269.2 million. This included the repurchase of approximately 19.1 million shares of our common stock for $1,033.6 million in connection with our Tender Offer and share repurchase from Artal (as further explained in “Liquidity and Capital Resources—Stock Transactions”) and dividend payments of $58.5 million, financed primarily by net proceeds from borrowings of $799.0 million.

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

Long-Term Debt

As of January 3, 2009, our credit facility consisted of Term Loan A, Additional Term Loan A, Term Loan B, and the Revolver, collectively, the WWI Credit Facility. At January 3, 2009, we had debt of $1,647.5 million and had additional availability under our $500.0 million Revolver of $337.9 million.

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

In January 2007, in connection with the Tender Offer (discussed in further detail in “Item 1. Business—History—Tender Offer and Share Repurchase”), we increased our debt capacity by adding an Additional Term Loan A in the amount of $700.0 million and a new Term Loan B in the amount of $500.0 million. We utilized $185.8 million of these proceeds to pay off the WW.com Credit Facilities. In connection with this refinancing, we incurred expenses of $3.0 million. The Additional Term Loan A and the Term Loan B mature in January 2013 and January 2014, respectively.

At January 3, 2009, December 29, 2007 and December 30, 2006, our debt consisted entirely of variable-rate instruments. The average interest rate on our debt was approximately 4.7%, 6.5% and 6.8% per annum at January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

The following schedule sets forth our long-term debt obligations (and interest rates) at January 3, 2009:

Long-Term Debt

At January 3, 2009

(Balances in millions)

	Balance	Interest Rate
Revolver due 2011	$160.0	2.85%
Term Loan A due 2011	297.5	2.94%
Additional Term Loan A due 2013	700.0	5.19%
Term Loan B due 2014	490.0	5.69%

Total Debt	1,647.5
Less Current Portion	162.5

Total Long-Term Debt	$1,485.0

The Term Loan A, Additional Term Loan A and the Revolver bear interest at an initial rate equal to LIBOR plus 1.25% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreements). During the first quarter of fiscal 2008, the interest rate on the Term Loan A, Additional Term Loan A and the Revolver was reduced to LIBOR plus 1.0% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreements) in accordance with the terms of the WWI Credit Facility agreements as a result of our achievement of certain financial ratios. The Term Loan B bears interest at an initial rate equal to LIBOR plus 1.5% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreements). In addition to paying interest on outstanding principal under the WWI Credit Facility, we are required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at an initial rate equal to 0.25% per annum. During the first quarter of fiscal 2008, this commitment fee was reduced to 0.20% per annum in accordance with the terms of the WWI Credit Facility agreements as a result of our achievement of certain financial ratios.

The WWI Credit Facility contains customary covenants, including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. At January 3, 2009, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and we expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

On March 20, 2008, Standard & Poor’s affirmed its “BB+” rating on the WWI Credit Facility. On March 31, 2008, Moody’s affirmed its “Ba1” rating for the WWI Credit Facility.

Dividends

We have issued a quarterly cash dividend of $0.175 per share of our common stock every quarter beginning with the first quarter of fiscal 2006. Prior to these dividends, we have not declared or paid any cash dividends on our common stock since our acquisition by Artal in 1999.

Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors it may deem relevant. Our Board of Directors may decide at any time to increase or decrease the amount of dividends or discontinue the payment of dividends based on these factors. The WWI Credit Facility also contains restrictions on our ability to pay dividends on our common stock.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends so long as we are not in default under the WWI Credit Facility agreements. However, payment of extraordinary dividends shall not exceed $150.0 million in any fiscal year if net debt to EBITDA (as defined in the WWI Credit Facility agreements) is greater than 3.75:1 and investment grade rating date (as defined in the WWI Credit Facility agreements) has not occurred. We do not expect this restriction to impair our ability to pay dividends, but it could do so.

Contractual Obligations

We are obligated under non-cancelable operating leases primarily for office and rent facilities. Consolidated rent expense charged to operations under all our leases for fiscal 2008 was approximately $33.8 million.

The following table summarizes our future contractual obligations as of January 3, 2009:

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
		(in millions)
Long-Term Debt(1)
Principal	$1,647.5	$162.5	$730.0	$290.0	$465.0
Interest	279.1	92.5	119.8	64.9	1.9
Operating Leases	99.5	29.0	38.4	16.0	16.1
Other long-term obligations(2)	4.4	0.2	1.0	1.2	2.0

Total	$2,030.5	$284.2	$889.2	$372.1	$485.0

(1)	Due to the fact that all of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of January 3, 2009 remains constant for all periods presented.
(2)	Other long-term obligations primarily consist of deferred rent costs. The provision for income tax contingencies recorded in accordance with FIN 48 and included in other long-term liabilities on the consolidated balance sheet is not included in the table above due to the fact that the Company is unable to estimate the timing of payment for this liability.

Debt obligations due to be repaid in the next 12 months are expected to be satisfied with operating cash flows. We believe that cash flows from operating activities, together with borrowings available under our Revolver, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

Franchise Acquisitions

In June 2008, we acquired substantially all of the assets of two of our franchisees, Weight Watchers of Syracuse, Inc. and Dieters of the Southern Tier, Inc., for a combined purchase price of approximately $20.9 million.

In June 2008, we acquired substantially all of the assets of our Wichita, Kansas franchisee for a purchase price of approximately $5.7 million.

In January 2008, we acquired substantially all of the assets of our Palm Beach, Florida franchisee for a purchase price of approximately $12.9 million.

In June 2007, we acquired substantially all of the assets of our British Columbia franchisee for a purchase price of $15.8 million that was financed through cash from operations.

China Joint Venture

In February 2008, we entered into a joint venture with Groupe DANONE S.A. to establish a weight management business in the People’s Republic of China. The joint venture, 51% owned by us and 49% owned by Groupe DANONE, commenced retail operations in China in September 2008.

Stock Transactions

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding $250.0 million to this program. Under this program, we will not purchase shares held by Artal. This program currently has no expiration date. As of fiscal year-end 2008, $100.5 million remains available to purchase our shares under this program. From fiscal 2003 through fiscal 2008, we purchased 15.6 million shares of common stock in the open market for a total purchase price of $649.5 million.

On December 18, 2006, we commenced the Tender Offer in which we sought to acquire up to 8.3 million shares of our common stock at a price between $47.00 and $54.00 per share. Prior to the Tender Offer, we entered into an agreement with Artal whereby Artal agreed to sell us, at the same price as is determined in the Tender Offer, the number of its shares of our common stock necessary to keep its percentage ownership in us at substantially the same level after the Tender Offer. Artal also agreed not to participate in the Tender Offer so that it would not affect the determination of the price in the Tender Offer. The Tender Offer expired at midnight on January 18, 2007, and on January 26, 2007 we repurchased approximately 8.5 million shares at a price of $54.00 per share. These repurchased shares were comprised of 8.3 million shares that we offered to purchase and approximately 0.2 million shares purchased pursuant to our right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, we repurchased approximately 10.5 million of Artal’s shares at a purchase price of $54.00 per share pursuant to our prior agreement with Artal. In January 2007, we amended and supplemented our revolving credit facility to finance these repurchases.

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

Seasonality

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in fiscal 2008, Easter fell on March 23, which means that the spring marketing campaign began in the first quarter of fiscal 2008 as opposed to the second quarter of fiscal 2007. Our operating income for the first half of the year is generally the strongest. While WeightWatchers.com experiences similar seasonality in terms of new subscriber signups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

Recently Issued Accounting Standards

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This statement amends and expands the disclosure requirements related to derivative instruments and hedging activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. We are required to adopt the provisions of this statement at the beginning of fiscal 2009 and we do not expect this adoption to have a material impact on our financial position, results of operations or cash flows.

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

We are exposed to market risks relating to interest rate changes and foreign currency fluctuations. As of January 3, 2009, other than as described below, there have been no material changes to the Company’s exposure to market risk since December 29, 2007.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt. As of January 3, 2009, we had entered into interest rate swaps with notional amounts totaling $900.0 million to hedge a substantial portion of our variable rate debt. On January 13, 2009, we entered into an interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. The initial notional amount is $425.0 million. During the term of the interest rate swap, the notional amount will fluctuate. The highest notional amount will be $755.0 million. Changes in the fair value of these derivatives will be recorded each period in earnings for non-qualifying derivatives or accumulated other comprehensive income (loss) for qualifying derivatives.

Based on the amount of our variable rate debt and interest rate swap agreements as of January 3, 2009, a hypothetical 50 basis point increase or decrease in interest rates on our variable debt would increase or decrease our annual interest expense by approximately $3.7 million.

Foreign Currency Risk

Other than inter-company transactions between our domestic and foreign entities, we generally do not have significant transactions that are denominated in a currency other than the functional currency applicable to each entity. As a result, substantially all of our revenues and expenses, other than those of our WeightWatchers.com business, in each jurisdiction in which we operate are in the same functional currency. In general, we are a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates may negatively affect our revenues and gross margins as expressed in U.S. dollars. From time to time, we may enter into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce the currency risk associated with fluctuating exchange rates. Realized and unrealized gains and losses from any of these transactions may be included in net income for the period.

Fluctuations in currency exchange rates, particularly with respect to the euro and pound sterling, may impact our shareholders’ equity. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive income (loss). In addition, exchange rate fluctuations will cause the U.S. dollar translated amounts to change in comparison to prior periods.

Item 8.	Financial Statements and Supplementary Data

This information is incorporated by reference to our consolidated financial statements on pages F-1 through F-29 and our financial statement schedule on page S-1, including the report thereon of PricewaterhouseCoopers LLP on page F-2.

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

Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2009, the end of fiscal 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management, under the supervision and with the participation of our principal executive officer and principal financial officer, concluded that, as of January 3, 2009, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 3, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 to our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter (the fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accountant Fees and Services

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K; and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of January 3, 2009:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3) (c)
Equity compensation plans approved by security holders	2,562,476	$38.66	3,822,817
Equity compensation plans not approved by security holders	—	—	—

Total	2,562,476	$38.66	3,822,817

(1)	Consists of 2,266,696 shares of our common stock issuable upon the exercise of outstanding options and 295,780 shares of our common stock issuable upon the vesting of restricted stock units awarded under our 2004 Stock Incentive Plan and our 1999 Stock Purchase and Option Plan.
(2)	Includes weighted average exercise price of stock options outstanding of $43.71 and restricted stock units of $0.
(3)	Consists of shares of our common stock issuable under our 2008 Stock Incentive Plan, 2004 Stock Incentive Plan and 1999 Stock Purchase and Option Plan.

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

In addition to any disclosures required under the Exchange Act, any substantive amendment of our Code of Business Conduct and Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K of the Exchange Act will be disclosed on our website at www.weightwatchersinternational.com within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed on our website within four business days of the date of such waiver.

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

Items 15(a) (1) & (2)

All other schedules are omitted for the reason that they are either not required, not applicable, not material or the information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Weight Watchers International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page F-1 present fairly, in all material respects, the financial position of Weight Watchers International, Inc. and its subsidiaries (the “Company”) at January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

March 4, 2009

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	January 3, 2009	December 29, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,322	$39,823
Receivables (net of allowances: January 3, 2009—$3,513 and December 29, 2007—$2,591	37,850	42,368
Inventories, net	40,121	44,607
Prepaid income taxes	29,782	7,473
Deferred income taxes	32,331	20,104
Prepaid expenses and other current assets	37,635	31,961

TOTAL CURRENT ASSETS	225,041	186,336
Property and equipment, net	37,508	36,156
Franchise rights acquired	743,572	724,188
Goodwill	51,296	51,364
Trademarks and other intangible assets	33,531	29,035
Deferred income taxes	8,105	9,917
Deferred financing costs, net	4,579	5,996
Other noncurrent assets	3,120	3,229

TOTAL ASSETS	$1,106,752	$1,046,221

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$162,500	$45,625
Accounts payable	33,151	42,678
Dividend payable	13,876	14,233
Salaries and wages payable	39,071	43,497
Accrued interest	17,601	24,324
U.K. VAT liability	42,905	23,428
Derivative payable	61,532	23,546
Other accrued liabilities	50,359	62,415
Income taxes payable	14,083	19,296
Deferred revenue	60,046	59,389

TOTAL CURRENT LIABILITIES	495,124	358,431
Long-term debt	1,485,000	1,602,500
Deferred income taxes	2,685	1,786
Other	11,459	9,834

TOTAL LIABILITIES	1,994,268	1,972,551
Commitments and contingencies (Note 14)
SHAREHOLDERS’ DEFICIT
Dividend to Artal Luxembourg S.A.	(304,835)	(304,835)
Common stock, $0 par 1,000,000 shares authorized; 111,988 shares issued	—	—
Treasury stock, at cost, 35,067 shares at January 3, 2009 and 32,578 shares at December 29, 2007	(1,684,828)	(1,570,054)
Retained earnings	1,131,080	950,213
Accumulated other comprehensive loss	(28,933)	(1,654)

TOTAL SHAREHOLDERS’ DEFICIT	(887,516)	(926,330)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,106,752	$1,046,221

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	January 3, 2009	December 29, 2007	December 30, 2006
	(53 weeks)	(52 weeks)	(52 weeks)
Meeting fees, net	$908,084	$880,724	$723,088
Product sales and other, net	441,922	434,818	380,817
Internet revenues	185,806	151,625	129,420

Revenues, net	1,535,812	1,467,167	1,233,325

Cost of meetings, products and other	665,434	620,455	528,052
Cost of Internet revenues	35,401	32,776	29,113

Cost of revenues	700,835	653,231	557,165

Gross profit	834,977	813,936	676,160
Marketing expenses	227,437	205,336	158,942
Selling, general and administrative expenses	182,493	172,993	137,170

Operating income	425,047	435,607	380,048
Interest expense	92,667	109,277	49,532
Other income, net	(1,969)	(3,182)	(1,447)
Early extinguishment of debt	—	3,021	1,321

Income before income taxes and minority interest	334,349	326,491	330,642
Provision for income taxes	132,002	125,311	120,817

Income before minority interest	202,347	201,180	209,825
Minority interest	1,984	—	—

Net income	$204,331	$201,180	$209,825

Earnings Per Share:
Basic	$2.61	$2.50	$2.13

Diluted	$2.60	$2.48	$2.11

Weighted average common shares outstanding:
Basic	78,250	80,583	98,719

Diluted	78,495	81,107	99,426

Dividends declared per common share	$0.70	$0.70	$0.70

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(IN THOUSANDS)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Dividend to Artal Luxembourg S.A.	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	111,988	$—	11,410	$(390,864)	$5,995	$(304,835)	$609,053	$(80,651)
Comprehensive Income:
Net income							209,825	209,825
Translation adjustment, net of taxes of $(675)					699			699
Changes in fair value of derivatives accounted for as hedges, net of taxes of $287					(447)			(447)

Total Comprehensive Income								210,077

Issuance of treasury stock under stock plans			(551)	2,224			2,947	5,171
Tax benefit of restricted stock units vested and stock options exercised							6,234	6,234
Secondary offering fees							(455)	(455)
Cash dividends declared							(68,854)	(68,854)
Purchase of treasury stock			3,627	(151,678)				(151,678)
Compensation expense on share-based awards							11,789	11,789

Balance at December 30, 2006	111,988	$—	14,486	$(540,318)	$6,247	$(304,835)	$770,539	$(68,367)
Comprehensive Income:
Net income							201,180	201,180
Translation adjustment, net of taxes of ($4,734)					8,049			8,049
Changes in fair value of derivatives accounted for as hedges, net of taxes of $10,199					(15,950)			(15,950)

Total Comprehensive Income								193,279

Cumulative effect of adoption of FIN 48							(1,907)	(1,907)
Issuance of treasury stock under stock plans			(967)	3,908			13,453	17,361
Tax benefit of restricted stock units vested and stock options exercised							10,879	10,879
Cash dividends declared							(55,694)	(55,694)
Purchase of treasury stock			19,059	(1,033,644)				(1,033,644)
Compensation expense on share-based awards							11,763	11,763

Balance at December 29, 2007	111,988	$—	32,578	$(1,570,054)	$(1,654)	$(304,835)	$950,213	$(926,330)
Comprehensive Income:
Net income							204,331	204,331
Translation adjustment, net of taxes of $3,028					(4,949)			(4,949)
Changes in fair value of derivatives accounted for as hedges, net of taxes of $14,278					(22,330)			(22,330)

Total Comprehensive Income								177,052

Issuance of treasury stock under stock plans			(297)	1,199			6,302	7,501
Tax benefit of restricted stock units vested and stock options exercised							13,621	13,621
Cash dividends declared							(54,689)	(54,689)
Purchase of treasury stock			2,786	(115,973)				(115,973)
Compensation expense on share-based awards							11,302	11,302

Balance at January 3, 2009	111,988	$—	35,067	$(1,684,828)	$(28,933)	$(304,835)	$1,131,080	$(887,516)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	January 3, 2009	December 29, 2007	December 30, 2006
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities:
Net income	$204,331	$201,180	$209,825
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest in joint venture	(1,984)	—	—
Depreciation and amortization	24,519	19,033	13,351
Amortization of deferred financing costs	1,440	1,713	1,529
Share-based compensation expense	11,302	11,763	11,789
Deferred tax provision	11,352	18,274	28,819
Allowance for doubtful accounts	1,447	1,242	(153)
Reserve for inventory obsolescence, other	9,996	9,317	6,990
Foreign currency exchange rate (gain) loss	(1,923)	(2,751)	(1,075)
Early extinguishment of debt	—	3,021	1,321
Other items, net	(421)	(1,122)	(356)
Changes in cash due to:
Receivables	(343)	(2,099)	(10,656)
Inventories	(7,469)	(12,220)	(9,250)
Prepaid expenses	(18,489)	466	(9,292)
Accounts payable	(5,423)	8,957	10,737
U.K. VAT liability	31,643	8,270	6,970
Accrued liabilities	(16,357)	40,087	16,882
Deferred revenue	3,012	14,847	2,453
Income taxes	(5,467)	(1,433)	(14,106)

Cash provided by operating activities	241,166	318,545	265,778

Investing activities:
Capital expenditures	(16,281)	(15,323)	(14,329)
Web site development expenditures	(6,053)	(4,889)	(5,083)
Capitalized software expenditures	(9,269)	(11,636)	(11,614)
Cash paid for acquisitions	(39,661)	(16,812)	(140,374)
Other items, net	(922)	(169)	29

Cash used for investing activities	(72,186)	(48,829)	(171,371)

Financing activities:
Proceeds from borrowings	45,000	—	202,500
Payments on long-term debt	(45,625)	(401,034)	(449,466)
Proceeds from new term loan	—	1,200,000	350,000
Payment of dividends	(55,045)	(58,524)	(51,792)
Secondary offering fees	—	—	(455)
Tax benefit of restricted stock units vested and stock options exercised	492	10,879	6,234
Deferred financing costs	—	(5,417)	(1,980)
Purchase of treasury stock	(115,973)	(1,033,644)	(151,678)
Proceeds from stock options exercised	8,075	18,563	5,779
Investment and advances from minority shareholder	3,015	—	—

Cash (used for)/provided by financing activities	(160,061)	(269,177)	(90,858)

Effect of exchange rate changes on cash and cash equivalents and other	(1,420)	1,780	2,479

Net increase/(decrease) in cash and cash equivalents	7,499	2,319	6,028
Cash and cash equivalents, beginning of fiscal year	39,823	37,504	31,476

Cash and cash equivalents, end of fiscal year	$47,322	$39,823	$37,504

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and all of its subsidiaries. The term “Company” as used throughout this document is used to indicate Weight Watchers International, Inc. and all of its subsidiaries. The term “WWI” as used throughout this document is used to indicate Weight Watchers International, Inc. and all of its subsidiaries other than WeightWatchers.com, Inc. and all of its subsidiaries. The terms “WW.com” and “WeightWatchers.com” as used throughout this document are used to indicate WeightWatchers.com, Inc. and all of its subsidiaries.

As further discussed in Note 4, effective with its formation in February 2008, the Company consolidates the financial statements of its joint venture entity, Weight Watchers Danone China Limited, and its subsidiaries (the “Joint Venture”).

2.	Summary of Significant Accounting Policies

Fiscal Year:

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal year 2008 contained 53 weeks, while fiscal years 2007 and 2006 contained 52 weeks. WeightWatchers.com’s fiscal year ends on December 31st of each year. This difference in fiscal years does not have a material effect on the consolidated financial statements.

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

Pursuant to Emerging Issues Task Force No. 00-2, “Website Development Costs” (“EITF 00-2”), the Company applies AICPA Statement of Position No. 98-1 to account for website development costs. In accordance with EITF 00-2, the Company expenses all costs incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing the software, once the development has reached the application development stage. Application development stage costs generally include software configuration, coding, installation to hardware and testing. These costs are amortized over their estimated useful life of 3 years. All costs incurred for upgrades, maintenance and enhancements, including the cost of website content, which does not result in additional functionality, are expensed as incurred.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenue Recognition:

WWI earns revenue by conducting meetings, selling products in our meetings and to our franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements and selling advertising space in and copies of our magazine. We charge non-refundable registration fees in exchange for an introductory information session and materials we provide to new members in our meetings business. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Revenue from meeting fees, product sales, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customer, and commissions and royalties are earned. Advertising revenue is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. Deferred revenue, consisting of prepaid meeting fees, such as Monthly Pass, and magazine subscription revenue, is amortized into revenue over the period earned. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

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

The Company grants refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid.

Advertising Costs:

Advertising costs consist primarily of national and local direct mail, television, online media and spokesperson’s fees. All costs related to advertising are expensed in the period incurred, except for media production related costs that are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 were $214,218 and $194,960 and $149,856, respectively.

Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities result primarily from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company considers historic levels of income, estimates of future taxable income and feasible tax planning strategies in assessing the need for a tax valuation allowance.

On December 31, 2006, the first day of its 2007 fiscal year, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

likely of being realized upon ultimate settlement. As a result of the December 31, 2006 adoption of FIN 48, the Company increased its tax liability for unrecognized tax benefits by $1,907, which was accounted for as a reduction to the opening balance of retained earnings for fiscal 2007.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” This statement amends and expands the disclosure requirements related to derivative instruments and hedging activities by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Company is required to adopt the provisions of this statement at the beginning of fiscal 2009, at which time it will amend its disclosures accordingly.

Investments:

The Company uses the cost method to account for investments in which it holds 20% or less of the investee’s voting stock and over which it does not have significant influence.

Deferred Financing Costs:

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. During the fiscal years ended December 29, 2007 and December 30, 2006, the Company incurred deferred financing costs of $5,417 and $1,980, respectively, associated with the establishment of the WW.com Credit Facilities (as defined in Note 7) and the refinancing of WWI’s Credit Facility (as defined in Note 7). Such costs are being amortized using the straight-line method over the term of the related debt. Amortization expense for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 was $1,440, $1,713, and $1,529, respectively. In connection with the paydown of the WW.com Credit Facilities and the refinancing of WWI’s Credit Facility, the Company wrote off deferred financing costs of $3,021, and $1,321 in the fiscal years ended December 29, 2007 and December 30, 2006, respectively. These amounts have been recorded as components of early extinguishment of debt. See Note 7 for details of the early extinguishment and refinancing.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Comprehensive Income (Loss):

Comprehensive income (loss) represents the change in shareholders’ equity (deficit) resulting from transactions other than shareholder investments and distributions. The Company’s comprehensive income (loss) includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations. At January 3, 2009 and December 29, 2007, the cumulative balance of changes in fair value of derivative instruments, net of taxes, is ($37,326) and ($14,994), respectively. At January 3, 2009 and December 29, 2007, the cumulative balance of the effects of foreign currency translations, net of taxes, is $8,393 and $13,340, respectively.

Share-Based Compensation:

The Company adopted the provisions of SFAS 123(R), “Share-Based Payment” on January 1, 2006. Upon adopting this standard, the Company began recognizing the cost of all share-based awards based on their estimated grant-date fair value over the related service period of such awards. In accordance with SFAS 123(R), the Company elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and began recognizing the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro forma disclosures. The Company has not restated the results of prior periods. The Company elected to use the “short-cut” method to calculate its historical pool of windfall tax benefits when it adopted SFAS 123(R). In accordance with the modified prospective transition method of adopting SFAS 123(R), the Company elected to include the impact of pro forma deferred tax assets (i.e., the “as if” windfall or shortfall) for purposes of determining assumed proceeds under the treasury stock method when determining the denominator for diluted earnings per share.

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

On January 31, 2008, the Company acquired substantially all of the assets of its Palm Beach, Florida franchisee, Weight Watchers of Palm Beach County, Inc., for a net purchase price of $12,936, plus assumed liabilities and transaction costs of $319. The total purchase price has been allocated to franchise rights acquired ($12,693), inventory ($113), fixed assets ($299) and other current assets ($150).

On June 13, 2008, the Company acquired substantially all of the assets of its Wichita, Kansas franchisee, Weight Watchers of Greater Wichita, Inc., for a net purchase price of $5,734. The total purchase price has been allocated to franchise rights acquired ($5,676) and prepaid expenses ($58).

On June 19, 2008, the Company acquired substantially all of the assets of two of its franchisees, Weight Watchers of Syracuse, Inc. and Dieters of the Southern Tier, Inc., for a combined net purchase price of $20,935, plus assumed liabilities and transaction costs of $164. The total purchase price has been allocated to franchise rights acquired ($20,948), fixed assets ($36), inventory ($56) and prepaid expenses ($59).

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

The Company performed its annual impairment review of goodwill and other indefinite-lived intangible assets as of January 3, 2009 and December 29, 2007 and determined that no impairment existed. Goodwill is due mainly to the acquisition of the Company by H.J. Heinz Company (“Heinz”) in 1978 and the acquisition of WW.com in 2005. For the year ended January 3, 2009, the change in goodwill is due to foreign currency fluctuations. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the year ended January 3, 2009, franchise rights acquired increased due to the franchise acquisitions described in Note 3, as well as foreign currency fluctuations.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Aggregate amortization expense for finite lived intangible assets was recorded in the amounts of $11,167, $8,335 and $5,025 for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

The carrying amount of finite lived intangible assets as of January 3, 2009 and December 29, 2007 was as follows:

	January 3, 2009		December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$39,027	$17,408	$30,707	$11,663
Trademarks	9,287	8,233	8,540	7,937
Website development costs	25,847	15,995	19,970	11,673
Other	5,741	4,735	5,741	4,650

	$79,902	$46,371	$64,958	$35,923

Estimated amortization expense of existing finite lived intangible assets for the next five fiscal years is as follows:

2009	$11,683
2010	$9,511
2011	$6,974
2012	$2,503
2013	$238

6.	Property and Equipment

The components of property and equipment were:

	January 3, 2009	December 29, 2007
Leasehold improvements	$14,715	$14,869
Equipment	69,828	61,356

	84,543	76,225
Less: Accumulated depreciation and amortization	(47,035)	(40,069)

	$37,508	$36,156

Depreciation and amortization expense of property and equipment for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 was $13,352, $10,698 and $8,326, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	January 3, 2009		December 29, 2007
	Balance	Effective Rate	Balance	Effective Rate
Revolver due 2011	$160,000	4.03%	$115,000	6.68%
Term Loan A due 2011	297,500	4.25%	336,875	6.58%
Additional Term Loan A due 2013	700,000	4.69%	700,000	6.59%
Term Loan B due 2014	490,000	5.15%	496,250	6.84%

	1,647,500		1,648,125
Less current portion	162,500		45,625

	$1,485,000		$1,602,500

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

On January 26, 2007, in connection with the Tender Offer (as defined in Note 8) and the share repurchase from Artal, the Company increased its debt capacity by adding an Additional Term Loan A in the amount of $700,000 and a new Term Loan B in the amount of $500,000. The Company utilized (a) $185,784 of these proceeds to pay off the WW.com Credit Facilities (defined below), (b) $461,593 to repurchase approximately 8,548 of its shares in the Tender Offer and (c) $567,617 to repurchase approximately 10,511 of its shares from the Artal Group, S.A. (together with its parents and subsidiaries, “Artal”) corporate group. In connection with the early extinguishment of the WW.com Credit Facilities, the Company recorded a charge of $3,021 in the first quarter of 2007 relating to the write-off of the deferred financing costs associated with the WW.com Credit Facilities. The Additional Term Loan A and Term Loan B mature in January 2013 and January 2014, respectively. At January 3, 2009, the Company had $337,903 of availability under the Revolver.

The Term Loan A, Additional Term Loan A and the Revolver bear interest at an initial rate equal to LIBOR plus 1.25% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

agreements). During the first quarter of fiscal 2008, the interest rate on the Term Loan A, Additional Term Loan A and Revolver was reduced to LIBOR plus 1.0% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility agreements) in accordance with the terms of the WWI Credit Facility agreements due to the achievement of certain financial ratios. The Term Loan B bears interest at an initial rate equal to LIBOR plus 1.5% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility agreements). In addition to paying interest on outstanding principal under the WWI Credit Facility, the Company is required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at an initial rate equal to 0.25% per annum. During the first quarter of fiscal 2008, this commitment fee was reduced to 0.20% per annum in accordance with the terms of the WWI Credit Facility agreements due to the achievement of certain financial ratios.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At January 3, 2009, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

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

Maturities

At January 3, 2009, the aggregate amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:

2009	$162,500
2010	215,000
2011	515,000
2012	229,000
2013	61,000
2014 and thereafter	465,000

$1,647,500

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.	Treasury Stock

On October 9, 2003, the Company, at the direction of its Board of Directors, authorized a program to repurchase up to $250,000 of the Company’s outstanding common stock. On each of June 13, 2005 and May 25, 2006, the Company, at the direction of its Board of Directors, authorized adding $250,000 to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under the program.

On December 18, 2006, the Company commenced a tender offer in which it sought to acquire up to 8,300 shares of its common stock at a price between $47.00 and $54.00 per share (the “Tender Offer”). Prior to the Tender Offer, the Company entered into an agreement with Artal whereby Artal agreed to sell to the Company, at the same price as is determined in the Tender Offer, the number of its shares of the Company’s common stock necessary to keep its percentage ownership in the Company at substantially the same level after the Tender Offer. Artal also agreed not to participate in the Tender Offer so that it would not affect the determination of the price in the Tender Offer.

The Tender Offer expired at midnight on January 18, 2007, and on January 26, 2007 the Company repurchased approximately 8,548 shares at a price of $54.00 per share. These repurchased shares were comprised of 8,300 shares that the Company offered to purchase and approximately 248 shares purchased pursuant to the Company’s right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, the Company repurchased approximately 10,511 of Artal’s shares at a purchase price of $54.00 per share pursuant to its prior agreement with Artal. In January 2007, the Company amended and supplemented the WWI Credit Facility to finance these repurchases. See Note 7.

9.	Earnings Per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighed average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended:

	January 3, 2009	December 29, 2007	December 30, 2006
Numerator:
Net income	$204,331	$201,180	$209,825

Denominator:
Weighted average shares of common stock outstanding	78,250	80,583	98,719
Effect of dilutive common stock equivalents	245	524	707

Weighted average diluted common shares outstanding	78,495	81,107	99,426

EPS:
Basic	$2.61	$2.50	$2.13

Diluted	$2.60	$2.48	$2.11

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 1,693, 1,095, and 1,208 for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.	Stock Plans

Incentive Compensation Plans:

On May 12, 2004 and December 16, 1999, respectively, the Company’s shareholders approved the 2004 Stock Incentive Plan (the “2004 Plan”) and the 1999 Stock Purchase and Option Plan (the “1999 Plan”). On May 6, 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan” and together with the 2004 Plan and the 1999 Plan, the “Stock Plans”). These plans are designed to promote the long-term financial interests and growth of the Company by attracting, motivating and retaining employees with the ability to contribute to the success of the business and aligning compensation for our employees over a multi-year period directly with the interests of the shareholders of the Company. The Company’s Board of Directors or a committee thereof administers the Stock Plans.

Under the 2008 Plan, grants may take the following forms at the Compensation and Benefit Committee’s discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock and other equity-based awards. As of its effective date, the maximum number of shares of common stock available for grant under the 2008 Plan is 3,000, subject to increase and adjustment as set forth in the 2008 Plan.

Under the 2004 Plan, grants may take the following forms at the Company’s Board of Directors or its committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, RSUs and other share-based awards. As of its effective date, the maximum number of shares of common stock available for grant under the 2004 Plan was 2,500.

Under the 1999 Plan, grants may take the following forms at the Company’s Board of Directors or its committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, purchase stock, dividend equivalent rights, performance units, performance shares and other share-based grants. The maximum number of shares of common stock available for grant under the 1999 Plan was 7,058.

Under the Stock Plans, the Company also grants fully-vested shares of its common stock to certain members of its Board of Directors. While these shares are fully vested, beginning with stock grants made in the fourth quarter of 2006, the directors are restricted from selling these shares while they are still serving on the Company’s Board of Directors. During the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, the Company granted 15, 15 and 12 fully-vested shares, respectively, and recognized compensation expense of $513, $727 and $550, respectively.

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for these plans was $11,302, $11,763 and $12,339 for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively. Such amounts have been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $4,029, $4,588 and $4,812 for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively. No compensation costs were capitalized. As of January 3, 2009, there was $24,597 of total unrecognized compensation cost related to stock options and RSUs granted under the Stock Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

While the Stock Plans permit various types of awards, other than the aforementioned shares issued to directors, grants under the plans have historically been either non-qualified stock options or RSUs. The following describes some further details of these awards.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Stock Option Awards

Pursuant to the option components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received stock options. The options are exercisable based on the terms outlined in the agreements. The options vest over a period of three to five years and the expiration terms range from five to ten years. Options outstanding at January 3, 2009 have an exercise price between $2.13 and $56.21 per share.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock with certain time periods excluded due to historical events which are not expected to recur. Since the Company’s option exercise history is limited, it has estimated the expected term of option grants to be the midpoint between the vesting period and the contractual term of each award, as is permitted under Staff Accounting Bulletin No. 107 and Staff Accounting Bulletin No. 110, both entitled “Share-Based Payment.” The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The dividend yield is based on our historic average dividend yield.

	January 3, 2009	December 29, 2007	December 30, 2006
Dividend yield	1.5%	1.5%	1.4%
Volatility	26.8%	26.5%	27.1%
Risk-free interest rate	2.0% – 3.9%	3.5% – 4.9%	4.3% – 5.2%
Expected term (years)	6.5	7.0	7.4

A summary of option activity under the Stock Plans for the year ended January 3, 2009 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at December 29, 2007	2,225	$42.69
Granted	641	$43.76
Exercised	(255)	$31.63
Canceled	(344)	$46.14

Outstanding at January 3, 2009	2,267	$43.71	6.7	$1,821

Exercisable at January 3, 2009	940	$40.83	4.2	$1,821

The weighted-average grant-date fair value of options granted was $12.08, $15.41 and $15.40 for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively. The total intrinsic value of options exercised was $3,026, $28,876 and $17,864 for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

Cash received from options exercised during the years ended January 3, 2009, December 29, 2007 and December 30, 2006 was $8,075, $18,563 and $5,779, respectively. The tax benefits realized from options exercised and RSUs vested totaled $1,504, $11,919 and $7,777 for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Restricted Stock Units

Pursuant to the restricted stock components of the Stock Plans, the Company has granted RSUs to certain employees. The RSUs vest over a period of three to five years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of RSU activity under the Stock Plans for the year ended January 3, 2009 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 29, 2007	261	$49.14
Granted	117	$43.84
Vested	(41)	$48.54
Forfeited	(41)	$48.86

Outstanding at January 3, 2009	296	$47.16

The weighted-average grant-date fair value of RSUs granted was $43.84, $49.25 and $48.84 for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively. The total fair value of RSUs vested during the years ended January 3, 2009, December 29, 2007 and December 30, 2006 was $1,580, $3,130 and $2,922, respectively.

11.	Income Taxes

The following tables summarize the Company’s consolidated provision for U.S. federal, state and foreign taxes on income:

	January 3, 2009	December 29, 2007	December 30, 2006
Current:
U.S. federal	$88,417	$77,195	$63,319
State	13,082	10,711	12,395
Foreign	19,147	20,851	17,916

	$120,646	$108,757	$93,630

Deferred:
U.S. federal	$18,344	$17,466	$24,389
State	2,096	2,030	2,787
Foreign	(9,084)	(2,942)	11

	$11,356	$16,554	$27,187

Total tax provision	$132,002	$125,311	$120,817

The components of the Company’s consolidated income before income taxes consist of the following:

	January 3, 2009	December 29, 2007	December 30, 2006
Domestic	$291,858	$254,678	$260,130
Foreign	42,491	71,813	70,512

	$334,349	$326,491	$330,642

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate are as follows:

	January 3, 2009	December 29, 2007	December 30, 2006
U.S. federal statutory rate	35.0%	35.0%	35.0%
Federal and state tax reserve provision (reversal)	0.4	0.3	(3.0)
States income taxes (net of federal benefit)	3.2	2.9	3.4
Increase in valuation allowance	1.2	1.0	1.2
Other	(0.3)	(0.8)	(0.1)

Effective tax rate	39.5%	38.4%	36.5%

The deferred tax assets (liabilities) recorded on the Company’s consolidated balance sheet are as follows:

	January 3, 2009	December 29, 2007
Amortization	$—	$6,111
Provision for estimated expenses	18,947	9,554
Operating loss carryforwards	21,008	13,170
Salaries and wages	5,473	5,409
Share-based compensation	8,927	5,033
Other comprehensive income	18,415	1,110
Other	2,809	4,112
Less: valuation allowance	(14,458)	(10,917)

Total deferred tax assets	$61,121	$33,582

Depreciation	$(3,571)	$(4,447)
Prepaid expenses	(1,166)	(694)
Deferred income	(147)	(206)
Amortization	(18,486)	—

Total deferred tax liabilities	$(23,370)	$(5,347)

Net deferred tax assets	$37,751	$28,235

Certain foreign operations of WWI have generated net operating loss carryforwards. If it has been determined that it is more likely than not that the deferred tax assets associated with these net operating loss carryforwards will not be utilized, a valuation allowance has been recorded. As of January 3, 2009 and December 29, 2007, various foreign subsidiaries had net operating loss carryforwards of approximately $67,865 and $50,831, respectively, most of which can be carried forward indefinitely.

In fiscal 2005, due to the then recent trend in profitability of certain WeightWatchers.com’s foreign operations, it was concluded that it was more likely than not that these foreign operations would fully realize the benefit of their deferred tax assets. As such, WeightWatchers.com reversed all of its remaining $1,593 valuation allowance associated with its foreign net operating loss carryforwards, except for a full valuation allowance of $575 relating to certain foreign operations. This amount was subsequently reversed in fiscal 2006 due to the utilization of the net operating loss carryforwards.

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

	January 3, 2009	December 29, 2007
Balance at beginning of year	$9,455	$8,232
Additions based on tax positions related to the current year	2,169	2,319
Additions based on tax positions of prior years	493	248
Reductions for tax positions of prior years	(361)	(801)
Settlements	(670)	(543)

Balance at end of year	$11,086	$9,455

At January 3, 2009, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $4,494. As of January 3, 2009, given the nature of the Company’s uncertain tax positions, it is reasonably possible that there will not be a significant change in the Company’s uncertain tax benefits within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $1,655 and $1,224 of accrued interest and penalties at January 3, 2009 and December 29, 2007, respectively. The Company recognized $431 and $516 in interest and penalties during the fiscal years ended January 3, 2009 and December 29, 2007, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. At January 3, 2009, with few exceptions, the Company was no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2004, or non-U.S. income tax examinations by tax authorities for years prior to 2002.

12.	Employee Benefit Plans

The Company sponsors the Amended and Restated Weight Watchers Savings Plan (the “Savings Plan”) for salaried and hourly U.S. employees of the Company. The Savings Plan is a defined contribution plan that provides for employer matching contributions up to 100% of the first 3% of an employee’s eligible compensation. Expense related to these contributions for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 was $1,763, $2,451, and $2,239, respectively.

During fiscal 2002, the Company received a favorable determination letter from the IRS that qualifies the Savings Plan under Section 401(a) of the Internal Revenue Code.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Pursuant to the Savings Plan, the Company also sponsors a profit sharing plan (the “Profit Sharing Plan”) for all full-time salaried U.S. employees who are eligible to participate in the Savings Plan (except for certain senior management personnel). The Profit Sharing Plan provides for a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Profit Sharing Plan has a discretionary supplemental employer contribution component that is determined annually by the Compensation and Benefits Committee of the Company’s Board of Directors. Expense related to these contributions for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 was $3,867, $2,941 and $2,393, respectively.

For certain U.S. senior management personnel, the Company sponsors the Amended and Restated Weight Watchers Executive Profit Sharing Plan (“EPSP”). Under the IRS definition, the EPSP is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the Company made on the employees’ behalf instead of an individual account with a cash balance. The EPSP provides for a guaranteed employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The EPSP has a discretionary supplemental employer contribution component that is determined by the Compensation and Benefits Committee of the Company’s Board of Directors. The account is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense related to this commitment for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 was $1,026, $1,868 and $2,002, respectively.

13.	Cash Flow Information

	January 3, 2009	December 29, 2007	December 30, 2006
Net cash paid during the year for:

Interest expense	$96,556	$93,595	$44,317
Income taxes	$132,648	$89,536	$91,886

Noncash investing and financing activities were as follows:

Fair value of net assets/(liabilities) acquired in connection with acquisitions	$345	$(326)	$3,741

Dividends declared but not yet paid at year-end	$13,876	$14,233	$17,062

14.	Commitments and Contingencies

U.K. VAT Matter

In July 2006, the Company filed an amended notice of appeal with the U.K. VAT and Duties Tribunal, or VAT Tribunal, appealing a ruling by Her Majesty’s Revenue and Customs, or HMRC, that from April 1, 2005 Weight Watchers meeting fees in the United Kingdom should be fully subject to 17.5% standard rated value added tax, or VAT. For over a decade prior to April 1, 2005, HMRC had determined that Weight Watchers meeting fees in the United Kingdom were only partially subject to 17.5% VAT. In March 2007, the VAT Tribunal ruled that Weight Watchers meetings in the United Kingdom should only be partially subject to 17.5% VAT. The VAT Tribunal’s ruling was appealed by HMRC to the High Court of Justice Chancery Division, or the

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

High Court, in May 2007, and in January 2008 the High Court denied HMRC’s appeal in part and allowed HMRC’s appeal in part. In April 2008, the Company filed an appeal to the Court of Appeal in part against the High Court’s ruling and HMRC also filed an appeal to the Court of Appeal in part against the High Court’s ruling. In June 2008, the Court of Appeal issued a ruling that Weight Watchers meeting fees in the United Kingdom were fully subject to 17.5% VAT, thus reversing in its entirety the VAT Tribunal’s 2007 decision in the Company’s favor. In July 2008, the Company sought permission from the U.K. House of Lords to appeal the Court of Appeal’s ruling, which permission was denied in January 2009.

In light of the Court of Appeal’s ruling that Weight Watchers meeting fees in the United Kingdom were fully subject to 17.5% VAT and in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), the Company recorded a charge of approximately $32,500 as an offset to revenue in the second quarter of fiscal 2008 for U.K. VAT liability (including interest) in excess of reserves previously recorded. Beginning in the third quarter of fiscal 2008, in accordance with SFAS 5, the Company recorded as an offset to revenue VAT charges associated with U.K. meeting fees as earned, consistent with the Court of Appeal’s ruling. These charges were approximately $1,800 with respect to the third quarter of fiscal 2008 and approximately $1,400 with respect to the fourth quarter of fiscal 2008.

However, with respect to U.K. VAT owed for the period prior to July 1, 2005, HMRC has failed to raise a notice of assessment within the statutory three-year time period. In addition, although HMRC raised notices of assessment against the Company with respect to U.K. VAT due for the period July 1, 2005 to September 30, 2005 and for the period October 1, 2005 to December 31, 2005, the Company has asserted that these notices of assessment are invalid and should not have been raised on the grounds that they had been raised outside the relevant statutory time limits. HMRC indicated in November 2008 that it agreed with the Company’s assertion that the notice of assessment for the period July 1, 2005 to September 30, 2005 was invalid, and, in February 2009, confirmed that this notice had been formally withdrawn. As a result of the expiration of the statutory time period with respect to U.K. VAT owed prior to October 1, 2005, the Company recorded in the fourth quarter of fiscal 2008 as a benefit to revenue for the periods prior to October 1, 2005 an amount of approximately $9,200 as an offset against reserves previously recorded including in part the charge recorded against revenue in the second quarter of fiscal 2008 for U.K. VAT liability. In addition, the Company intends to vigorously challenge as invalid and outside the relevant statutory time limits any amount of U.K. VAT that HMRC claims to be owed by it for the period October 1, 2005 to December 31, 2005.

U.K. Self-Employment Matter

In July 2007, HMRC issued to the Company notices of determination and decisions that, for the period April 2001 to April 2007, its leaders and certain other service providers should have been classified as employees for tax purposes and, as such, it should have withheld tax from the leaders and certain other service providers pursuant to the “Pay As You Earn,” or PAYE, and national insurance contributions, or NIC, collection rules and remitted such amounts to HMRC. HMRC also issued a claim to the Company in October 2008 in respect of NIC which corresponds to the prior notices of assessment with respect to PAYE previously raised by HMRC. As of the end of fiscal 2008, the assessment associated with the notices of determination and decisions and the claim in respect of NIC are approximately $23,400. It is the Company’s view that the U.K. leaders and other service providers identified by HMRC in its notices and in its claim are self-employed and no withholding by us was required. In September 2007, the Company appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by it and, in July 2008, filed this appeal with the U.K. Special Commissioners. In February 2009, the U.K. Special Commissioners provided notice that the Company’s appeal will be heard in June 2009. The Company intends to vigorously pursue its appeal and, although there can be no assurances, the Company believes, based in part upon advice of legal counsel, it will ultimately prevail in

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

its appeal. Accordingly, we have not recorded any reserves with respect to this matter. If such appeal is unsuccessful, it is possible that the Company’s cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material effect on the Company’s financial condition or ongoing results of operations or cash flows.

Other Litigation Matters

Due to the nature of its activities, the Company is also, at times, subject to pending and threatened legal actions that arise out of the ordinary course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of all such matters is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

Lease Commitments:

Minimum rental commitments under non-cancelable operating leases, primarily for office and rental facilities, at January 3, 2009, consist of the following:

2009	$28,968
2010	23,305
2011	15,145
2012	9,747
2013	6,255
2014 and thereafter	16,058

Total	$99,478

Total rent expense charged to operations under these leases for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 was $33,801, $33,016 and $29,119, respectively.

15.	Segment and Geographic Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable operating segments is as follows:

	Year Ended January 3, 2009
	Weight Watchers International	WeightWatchers.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,347,380	$188,432	$—	$1,535,812
Intercompany revenue	17,720	105	(17,825)	—

Total revenue	$1,365,100	$188,537	(17,825)	$1,535,812

Depreciation and amortization	$20,150	$5,809	$—	$25,959

Operating income	$361,548	$63,499	$—	$425,047

Interest expense				92,667
Other income, net				(1,969)
Provision for taxes				132,002

Income before minority interest				$202,347

Total assets	$1,268,408	$132,651	$(294,307)	$1,106,752

	Year Ended December 29, 2007
	Weight Watchers International	WeightWatchers.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,313,083	$154,084	$—	$1,467,167
Intercompany revenue	14,536	3,571	(18,107)	—

Total revenue	$1,327,619	$157,655	(18,107)	$1,467,167

Depreciation and amortization	$16,400	$4,346	$—	$20,746

Operating income	$384,457	$51,150	$—	$435,607

Interest expense				109,277
Other income, net				(3,182)
Early extinguishment of debt				3,021
Provision for taxes				125,311

Net income				$201,180

Total assets	$1,247,569	$92,971	$(294,319)	$1,046,221

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 30, 2006
	Weight Watchers International	WeightWatchers.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,102,181	$131,144	$—	$1,233,325
Intercompany revenue	12,399	3,023	(15,422)	—

Total revenue	$1,114,580	$134,167	(15,422)	$1,233,325

Depreciation and amortization	$10,296	$4,584	$—	$14,880

Operating income	$331,779	$48,269	$—	$380,048

Interest expense				49,532
Other income, net				(1,447)
Early extinguishment of debt				1,321
Provision for taxes				120,817

Net income				$209,825

Total assets	$1,075,843	$41,782	$(116,914)	$1,000,711

The following table presents information about the Company’s sources of revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of United States export sales.

	Revenues for the Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
NACO meeting fees	$625,277	$603,730	$471,751
International Company-owned meeting fees	282,807	276,994	251,337
Product sales	339,775	337,659	293,286
Franchise royalties	16,186	17,039	19,168
Internet revenues	185,806	151,625	129,420
Other	85,961	80,120	68,363

	$1,535,812	$1,467,167	$1,233,325

	Revenues for the Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
North America	$1,016,698	$972,976	$801,373
United Kingdom	180,114	199,240	161,431
Continental Europe	281,053	237,196	215,151
Australia, New Zealand and other	57,947	57,755	55,370

	$1,535,812	$1,467,167	$1,233,325

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Long-Lived Assets
	January 3, 2009	December 29, 2007	December 30, 2006
North America	$828,580	$799,587	$759,221
United Kingdom	13,919	17,969	15,220
Continental Europe	7,131	6,795	5,697
Australia, New Zealand and other	16,277	16,392	15,154

	$865,907	$840,743	$795,292

16.	Financial Instruments

Fair Value of Financial Instruments:

The Company’s significant financial instruments include cash and cash equivalents, long-term debt, and interest rate swap agreements.

In evaluating the fair value of cash equivalents, the Company generally uses quoted market prices of the same or similar instruments or calculates an estimated fair value on a discounted cash flow basis using the rates available for instruments with the same remaining maturities. As of January 3, 2009, the fair value of the Company’s cash equivalents approximated their recorded value.

As of January 3, 2009, the fair value of the Company’s long-term debt was approximately $1,367,000.

Derivative Instruments and Hedging:

The Company enters into interest rate swaps to hedge a substantial portion of its variable rate debt. As of January 3, 2009 and December 29, 2007, the Company held contracts for interest rate swaps with notional amounts totaling $900,000 and $1,050,000, respectively. The Company is hedging forecasted transactions for periods not exceeding the next four years. At January 3, 2009, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income (loss) will be reclassified to the Statement of Operations within the next twelve months. See also Note 20.

As of January 3, 2009 and December 29, 2007, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amounts of $37,326 ($61,193 before taxes) and $14,994 ($24,582 before taxes), respectively.

For the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, there were no fair value adjustments recorded in the statement of operations since all hedges were considered qualifying.

17.	Fair Value Measurements

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

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

•

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty risk. See Note 16 for disclosures related to derivative financial instruments. The following table presents the aggregate fair value of the Company’s derivative financial instruments at January 3, 2009:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$61,532	—	$61,532	—

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

On December 30, 2007, the Company adopted the provisions of FASB Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to make an irrevocable election to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be recorded in earnings at each subsequent reporting date. Upon adopting SFAS 159, the Company did not elect the fair value option under this standard for any of its financial assets or liabilities.

18.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations for the fiscal years ended January 3, 2009 and December 29, 2007.

	For the Fiscal Quarters Ended
	March 31, 2008	June 30, 2008	September 27, 2008	January 3, 2009
Fiscal year ended January 3, 2009
Revenues, net	$437,027	$400,014	$352,618	$346,153
Gross profit	245,895	210,061	194,425	184,596
Operating income	116,012	101,273	107,836	99,926
Net income	57,367	46,638	52,670	47,656

Basic EPS	0.72	0.59	0.68	0.62

Diluted EPS	0.72	0.59	0.67	0.62

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

As discussed in further detail in Note 14, in the second quarter of fiscal 2008, the Company received an adverse ruling with respect to the imposition of VAT on revenues earned by its U.K. subsidiary. In connection with this ruling, the Company recorded a charge of approximately $32,500 as an offset to revenue in the second quarter of fiscal 2008. Beginning in the third quarter of fiscal 2008, the Company recorded as an offset to revenue VAT charges associated with U.K. meeting fees as earned, consistent with the aforementioned ruling. These charges were approximately $1,800 in the third quarter of fiscal 2008 and approximately $1,400 in the fourth quarter of fiscal 2008. Furthermore, as a result of the expiration of the statutory time period with respect to U.K. VAT owed prior to October 1, 2005, the Company recorded in the fourth quarter of fiscal 2008 as a benefit to revenue for the periods prior to October 1, 2005 an amount of approximately $9,200 as an offset against reserves previously recorded including in part the charge recorded against revenue in the second quarter of fiscal 2008.

19.	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations”. This Statement established principles and requirements for how the acquirer (a) recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired and (c) determines what information to disclose. This Statement is effective for business combinations for which the acquisition date is on or after January 4, 2009, the first day of the Company’s 2009 fiscal year. The impact on the Company of adopting this standard will depend on the nature, terms and size of any business combinations completed after the effective date.

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

20.	Subsequent Event

On January 13, 2009, in order to hedge an additional portion of its variable rate debt, the Company entered into an interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. The initial notional amount is $425,000. During the term of the interest rate swap, the notional amount will fluctuate. The highest notional amount will be $755,000.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
FISCAL YEAR ENDED JANUARY 3, 2009
Allowance for doubtful accounts	$2,591	$1,447	$—	$(525)	$3,513
Inventory reserves, other	$4,372	$9,996	$—	$(10,094)	$4,274
Tax valuation allowance	$10,917	$4,135	$—	$(594)	$14,458

FISCAL YEAR ENDED DECEMBER 29, 2007
Allowance for doubtful accounts	$1,673	$1,242	$—	$(324)	$2,591
Inventory reserves, other	$2,743	$9,317	$—	$(7,688)	$4,372
Tax valuation allowance	$7,517	$3,400	$—	$—	$10,917

FISCAL YEAR ENDED DECEMBER 30, 2006
Allowance for doubtful accounts	$1,882	$(153)	$—	$(56)	$1,673
Inventory reserves, other	$2,571	$6,990	$—	$(6,818)	$2,743
Tax valuation allowance	$3,420	$4,672	$—	$(575)	$7,517

(1)	Primarily represents the utilization of established reserves, net of recoveries, where applicable.

S-1

EXHIBIT INDEX

Exhibit Number	Description
**2.1	Agreement and Plan of Merger, dated as of June 13, 2005, by and among Weight Watchers International, Inc., WeightWatchers.com, Inc. and SCW Merger Sub, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).

**2.2	Redemption Agreement, dated as of June 13, 2005, by and among Artal Luxembourg, S.A., WeightWatchers.com, Inc., and Weight Watchers International, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).

**3.1	Amended and Restated Articles of Incorporation of Weight Watchers International, Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001, and incorporated herein by reference).

**3.2	Articles of Amendment to the Articles of Incorporation, as Amended and Restated, of Weight Watchers International, Inc., to Create a New Series of Preferred Stock Designated as Series B Junior Participating Preferred Stock, adopted as of November 14, 2001 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001, and incorporated herein by reference).

**3.3	Amended and Restated By-laws of Weight Watchers International, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001, and incorporated herein by reference).

**4.1	Rights Agreement, dated as of November 15, 2001, between Weight Watchers International, Inc. and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-89444) as filed on May 31, 2002, and incorporated herein by reference).

**4.2	First Amendment, dated as of November 4, 2003, to the Rights Agreement, dated as of November 15, 2001, by and between Weight Watchers International, Inc. and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended September 27, 2003, and incorporated herein by reference).

**4.3	Specimen of stock certificate representing Weight Watchers International, Inc.’s common stock, no par value (filed as Exhibit 4.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).

10.1	Intentionally Omitted.

10.2	Intentionally Omitted.

**10.3	License Agreement, dated as of September 29, 1999, between WW Foods, LLC and Weight Watchers International, Inc. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

**10.4	LLC Agreement, dated as of September 29, 1999, between H.J. Heinz Company and Weight Watchers International, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

**10.5	Operating Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

Exhibit Number	Description
**10.6	Stockholders’ Agreement, dated as of September 30, 1999, among Weight Watchers International, Inc., Artal Luxembourg, S.A., Merchant Capital, Inc., Logo Incorporated Pty. Ltd., Longisland International Limited, Envoy Partners and Scotiabanc, Inc. (filed as Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001, and incorporated herein by reference).

†**10.7	1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2000, and incorporated herein by reference).

†**10.8	Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2004, and incorporated herein by reference).

†**10.9	Amendment to Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).

†**10.10	Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2008, and incorporated herein by reference).

**10.11	Amended and Restated Intellectual Property License Agreement, dated as of September 10, 2001, between Weight Watchers International, Inc. and WeightWatchers.com, Inc. (filed as Exhibit No. 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).

**10.12	Service Agreement, dated as of September 10, 2001, between Weight Watchers International, Inc. and WeightWatchers.com, Inc. (filed as Exhibit No. 10.35 to the Company’s Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).

**10.13	Corporate Agreement, dated as of November 5, 2001, between Weight Watchers International, Inc. and Artal Luxembourg, S.A. (filed as Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).

**10.14	Amendment, dated as of July 1, 2005, to the Corporate Agreement, dated as of November 5, 2001, by and between Weight Watchers International, Inc. and Artal Luxembourg, S.A. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference)

**10.15	Registration Rights Agreement dated as of September 29, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and Artal Luxembourg, S.A. (filed as Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001, and incorporated herein by reference).

†*10.16	Form of Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (Chief Executive Officer, Chief Financial Officer and General Counsel).

†*10.17	Form of Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (certain executive officers).

**10.18	Principal Stockholders Agreement among Weight Watchers International, Inc., WeightWatchers.com, Inc. and Artal Luxembourg, S.A., dated as of June 13, 2005 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).

Exhibit Number	Description
†**10.19	Form of Term Sheet for Employee Stock Awards and Form of Terms and Conditions for Employee Stock Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries, the Weight Watchers International, Inc. 2004 Stock Incentive Plan and the Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

†**10.20	Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries, the Weight Watchers International, Inc. 2004 Stock Incentive Plan and the Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

**10.21	Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., The Bank of Nova Scotia and various financial institutions (filed as Exhibit 10.1 to the Company’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006, and incorporated herein by reference).

†**10.22	Form of Director Restricted Stock Agreement for Weight Watchers International, Inc. non-employee director restricted stock issued under the Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, and incorporated herein by reference).

†**10.23	Summary of Non-Employee Director Compensation (filed as Exhibit 10 to the Company’s Current Report on Form 8-K, as filed on July 18, 2006, and incorporated herein by reference).

†**10.24	Summary of Retirement Arrangement for Linda Huett (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006, and incorporated herein by reference).

10.25	Intentionally Omitted.

†**10.26	Statement of Amendments to the 1999 Stock Purchase and Option Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed on December 15, 2006, and incorporated herein by reference).

†**10.27	Statement of Amendments to the Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K as filed on December 15, 2006, and incorporated herein by reference).

†**10.28	Statement of Amendments to the Executive Profit Sharing Plan (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K as filed on December 15, 2006, and incorporated herein by reference).

**10.29	Stock Purchase Agreement, dated as of December 17, 2006, by and between Weight Watchers International, Inc. and Artal Holdings Sp. z o.o. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 21, 2006, and incorporated herein by reference).

**10.30	Commitment Letter, dated December 18, 2006, by and between Weight Watchers International, Inc. and Credit Suisse Securities (USA) LLC and Credit Suisse (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on December 21, 2006, and incorporated herein by reference).

**10.31	Amended and Restated Commitment Letter, dated January 8, 2007, by and between Weight Watchers International, Inc., Credit Suisse Securities (USA) LLC, Credit Suisse, J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (filed as Exhibit (b)(1) filed to the Company’s Tender Offer Statement on Schedule TO Amendment No. 1, as filed on January 11, 2007, and incorporated herein by reference).

Exhibit Number	Description
**10.32	First Amendment, dated as of January 26, 2007, to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., JPMorgan Chase Bank, N.A., JPMorgan Securities Inc., The Bank of Nova Scotia and various financial institutions (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on January 26, 2007, and incorporated herein by reference).

**10.33	Supplement, dated as of January 26, 2007, to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., JPMorgan Chase Bank, N.A., JPMorgan Securities Inc., The Bank of Nova Scotia and various financial institutions (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on January 26, 2007, and incorporated herein by reference).

†**10.34	Amended and Restated Weight Watchers Executive Profit Sharing Plan, effective as of January 1, 2005 (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, and incorporated herein by reference).

**10.35	Joint Venture Agreement, dated as of February 5, 2008, between Danone Dairy Asia and Weight Watchers Asia Holdings Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, and incorporated herein by reference).

**10.36	Intellectual Property License Agreement, dated as of July 7, 2008, by and between Weight Watchers International, Inc. and Weight Watchers Danone China Limited (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008, and incorporated herein by reference).

†*10.37	Letter Agreement, dated as of March 13, 2008, by and between Weight Watchers International, Inc. and Kevin Eberly.

†*10.38	Amended and Restated Statement of Principal Terms and Conditions of Employment, dated as of February 27, 2009, by and between Weight Watchers International, Inc. and Melanie (Stubbing) Stack.

*21.1	Subsidiaries of Weight Watchers International, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by David P. Kirchhoff, President and Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Ann M. Sardini, Chief Financial Officer.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: March 4, 2009	By:	/S/ DAVID P. KIRCHHOFF
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 4, 2009	By:	/S/ DAVID P. KIRCHHOFF
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 4, 2009	By:	/S/ ANN M. SARDINI
Ann M. Sardini
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 4, 2009	By:	/S/ RAYMOND DEBBANE
Raymond Debbane
Director

Date: March 4, 2009	By:	/S/ PHILIPPE J. AMOUYAL
Philippe J. Amouyal
Director

Date: March 4, 2009	By:	/S/ JOHN F. BARD
John F. Bard
Director

Date: March 4, 2009	By:	/S/ MARSHA JOHNSON EVANS
Marsha Johnson Evans
Director

Date: March 4, 2009	By:	/S/ JONAS M. FAJGENBAUM
Jonas M. Fajgenbaum
Director

Date: March 4, 2009	By:	/S/ SACHA LAINOVIC
Sacha Lainovic
Director

Date: March 4, 2009	By:	/S/ KIMBERLY ROY TOFALLI
Kimberly Roy Tofalli
Director

Date: March 4, 2009	By:	/S/ CHRISTOPHER J. SOBECKI
Christopher J. Sobecki
Director