Form 10-Q
period 2009-04-04
WEIGHT WATCHERS INTERNATIONAL INC
filed 2009-05-14
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 30, 2009 was 76,996,895.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	April 4, 2009	January 3, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,784	$47,322
Receivables, net	40,760	37,850
Inventories, net	34,226	40,121
Prepaid income taxes	20,187	29,782
Deferred income taxes	23,402	32,331
Prepaid expenses and other current assets	35,499	37,635

TOTAL CURRENT ASSETS	213,858	225,041

Property and equipment, net	36,756	37,508
Franchise rights acquired	743,013	743,572
Goodwill	51,299	51,296
Trademarks and other intangible assets, net	34,573	33,531
Deferred income taxes	—	8,105
Deferred financing costs and other noncurrent assets	7,743	7,699

TOTAL ASSETS	$1,087,242	$1,106,752

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$175,625	$162,500
Accounts payable	39,707	33,151
Dividend payable	13,708	13,876
Derivative payable	54,935	61,532
U.K. VAT liability	42,368	42,905
Accrued liabilities	96,459	107,031
Income taxes payable	20,198	14,083
Deferred revenue	84,357	60,046

TOTAL CURRENT LIABILITIES	527,357	495,124

Long-term debt	1,393,250	1,485,000
Deferred income taxes	3,487	2,685
Other	11,502	10,932

TOTAL LIABILITIES	1,935,596	1,993,741

TOTAL DEFICIT
Dividend to Artal Luxembourg S.A.	(304,835)	(304,835)
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	—	—
Treasury stock, at cost, 34,996 shares at April 4, 2009 and 35,067 shares at January 3, 2009	(1,684,541)	(1,684,828)
Retained earnings	1,164,416	1,131,080
Accumulated other comprehensive loss	(25,929)	(28,933)

TOTAL WEIGHT WATCHERS INTERNATIONAL, INC. DEFICIT	(850,889)	(887,516)
Noncontrolling interest	2,535	527

TOTAL DEFICIT	(848,354)	(886,989)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,087,242	$1,106,752

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	April 4, 2009	March 29, 2008

Meeting fees, net	$225,933	$255,498
Product sales and other, net	116,232	135,995
Internet revenues	48,413	45,534

Revenues, net	390,578	437,027

Cost of meetings, products and other	168,887	182,521
Cost of Internet revenues	9,518	8,611

Cost of revenues	178,405	191,132

Gross profit	212,173	245,895

Marketing expenses	74,559	87,051
Selling, general and administrative expenses	43,769	42,832

Operating income	93,845	116,012

Interest expense	16,741	25,317
Other expense/(income), net	503	(2,435)

Income before income taxes	76,601	93,130

Provision for income taxes	29,796	36,129

Net income	46,805	57,001
Net loss attributable to the noncontrolling interest	501	366

Net income attributable to Weight Watchers International, Inc.	$47,306	$57,367

Earnings per share attributable to Weight Watchers International, Inc.
Basic	$0.61	$0.72

Diluted	$0.61	$0.72

Weighted average common shares outstanding:
Basic	76,978	79,467

Diluted	77,063	79,774

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES

IN TOTAL DEFICIT

(IN THOUSANDS)

	Weight Watchers International, Inc.
					Accumulated Other Comprehensive Loss	Dividend to Artal Luxembourg, S.A.	Retained Earnings	Noncontrolling Interest

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance at December 29, 2007	111,988	$—	32,578	$(1,570,054)	$(1,654)	$(304,835)	$950,213	$—	$(926,330)

Investment by the noncontrolling interest								2,511	2,511
Comprehensive income/(loss):
Net income/(loss)							204,331	(1,984)	202,347
Translation adjustment, net of taxes of $3,028					(4,949)				(4,949)
Change in fair value of derivatives accounted for as hedges, net of taxes of $14,278					(22,330)				(22,330)

Total comprehensive income/(loss)								(1,984)	175,068

Issuance of treasury stock under stock plans			(297)	1,199			6,302		7,501
Tax benefit of restricted stock units vested and stock options exercised							13,621		13,621
Cash dividends declared							(54,689)		(54,689)
Purchase of treasury stock			2,786	(115,973)					(115,973)
Compensation expense on share-based awards							11,302		11,302

Balance at January 3, 2009	111,988	$—	35,067	$(1,684,828)	$(28,933)	$(304,835)	$1,131,080	$527	$(886,989)

Investment by the noncontrolling interest								2,509	2,509
Comprehensive income/(loss):
Net income/(loss)							47,306	(501)	46,805
Translation adjustment, net of taxes of $762					(1,091)				(1,091)
Change in fair value of derivatives accounted for as hedges, net of taxes of ($2,618)					4,095				4,095

Total comprehensive income/(loss)								(501)	49,809

Issuance of treasury stock under stock plans			(71)	287			(1,327)		(1,040)
Tax shortfall of restricted stock units vested and stock options exercised							(1,343)		(1,343)
Cash dividends declared							(13,460)		(13,460)
Compensation expense on share-based awards							2,160		2,160

Balance at April 4, 2009	111,988	$—	34,996	$(1,684,541)	$(25,929)	$(304,835)	$1,164,416	$2,535	$(848,354)

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	April 4, 2009	March 29, 2008

Cash provided by operating activities	$109,429	$105,475

Investing activities:
Capital expenditures	(2,575)	(4,753)
Capitalized software expenditures	(2,994)	(961)
Website development expenditures	(1,252)	(1,115)
Cash paid for acquisitions	—	(12,991)
Other items, net	(228)	107

Cash used for investing activities	(7,049)	(19,713)

Financing activities:
Payments of long-term debt	(78,625)	(59,625)
Proceeds from stock options exercised	13	4,973
Payment of dividends	(13,629)	(13,918)
Investment and advances from minority shareholder	2,406	317

Cash used for financing activities	(89,835)	(68,253)

Effect of exchange rate changes on cash/cash equivalents and other	(83)	2,030

Net increase in cash and cash equivalents	12,462	19,539
Cash and cash equivalents, beginning of period	47,322	39,823

Cash and cash equivalents, end of period	$59,784	$59,362

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc., and all of its subsidiaries. The term “Company” as used throughout this document is used to indicate Weight Watchers International, Inc. and all of its subsidiaries. The term "WWI" as used throughout this document is used to indicate Weight Watchers International, Inc. and all of its subsidiaries other than WeightWatchers.com, Inc. and all of its subsidiaries. The term “WW.com” as used throughout this document is used to indicate WeightWatchers.com, Inc. and all of its subsidiaries.

As further discussed in Note 4, effective with its formation in February 2008, the Company consolidates the financial statements of its joint venture entity, Weight Watchers Danone China Limited, and its subsidiaries (the “China Joint Venture”).

The Company adopted the provisions of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”) on January 4, 2009. This Statement establishes accounting and reporting standards for noncontrolling interests, previously referred to as minority interests. In accordance with the provisions of this Statement, the financial statements for the comparable prior periods as shown in this Quarterly Report on Form 10-Q have been restated to conform to the presentation requirements of SFAS 160.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts that are based on management’s best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments including those of a normal recurring nature necessary for a fair statement of the interim results presented.

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2008, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.	Summary of Significant Accounting Policies

For a discussion of the Company’s significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for fiscal 2008.

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

On January 31, 2008, the Company acquired substantially all of the assets of its Palm Beach, Florida franchisee, Weight Watchers of Palm Beach County, Inc., for a net purchase price of $12,936 plus assumed liabilities and transaction costs of $319. The total purchase price has been allocated to franchise rights acquired ($12,693), inventory ($113), fixed assets ($299) and other current assets ($150).

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

The Company adopted the provisions of Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” on January 4, 2009, the first day of fiscal 2009. This Statement establishes principles and requirements for how the acquirer (a) recognizes and measures the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired; and (c) determines what information to disclose. The Company will apply the provisions of this Statement for business combinations with an acquisition date on or after January 4, 2009.

4.	China Joint Venture

On February 5, 2008, Weight Watchers Asia Holdings Ltd. (“Weight Watchers Asia”), a direct wholly-owned subsidiary of the Company, and Danone Dairy Asia, an indirect wholly-owned subsidiary of Groupe DANONE S.A., entered into a joint venture agreement to establish a weight management business in the People’s Republic of China. Pursuant to the terms of the joint venture agreement, Weight Watchers Asia and Danone Dairy Asia own 51% and 49%, respectively, of the China Joint Venture.

Because the Company has a direct controlling financial interest in the China Joint Venture, it began to consolidate this entity in the first quarter of fiscal 2008 under the provisions of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”

5.	Goodwill and Intangible Assets

For the three months ended April 4, 2009, the change in goodwill is due to foreign currency fluctuations. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the three months ended April 4, 2009, the change in franchise rights acquired is due to foreign currency fluctuations.

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $3,078 and $2,487 for the three months ended April 4, 2009 and March 29, 2008, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The carrying amount of finite-lived intangible assets as of April 4, 2009 and January 3, 2009 was as follows:

	April 4, 2009		January 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Deferred software costs	$40,566	$19,231	$39,027	$17,408
Trademarks	9,350	8,321	9,287	8,233
Website development costs	28,425	17,201	25,847	15,995
Other	5,741	4,756	5,741	4,735

	$84,082	$49,509	$79,902	$46,371

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2009	$9,987
Fiscal 2010	$10,837
Fiscal 2011	$8,296
Fiscal 2012	$3,074
Fiscal 2013	$785

6.	Long-Term Debt

WWI’s credit agreement consists of a term loan facility consisting of two tranche A facilities, or Term Loan A and Additional Term Loan A, and a tranche B facility, or Term Loan B, in an aggregate original principal amount of $1,550,000 and a revolving credit facility, or the Revolver, in the amount of up to $500,000. We refer to the term loan facility and the Revolver collectively as the WWI Credit Facility. At April 4, 2009, the Company had $1,568,875 outstanding under the WWI Credit Facility with an additional $376,057 of availability under the Revolver.

At April 4, 2009, the Term Loan A, Additional Term Loan A and the Revolver bore interest at an initial rate equal to LIBOR plus 1.0% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility agreements). At April 4, 2009, the Term Loan B bore interest at an initial rate equal to LIBOR plus 1.5% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility agreements). In addition to paying interest on outstanding principal under the WWI Credit Facility, the Company is required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at an initial rate equal to 0.20% per annum at April 4, 2009.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At April 4, 2009, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

On March 20, 2008, Standard & Poor’s affirmed its “BB+” rating on the WWI Credit Facility. On March 30, 2009, Moody’s affirmed its “Ba1” rating for the WWI Credit Facility.

7.	Treasury Stock

On October 9, 2003, the Company, at the direction of its Board of Directors, authorized a program to repurchase up to $250,000 of the Company’s outstanding common stock. On each of June 13, 2005 and May 25, 2006, the Company, at the direction of its Board of Directors, authorized adding $250,000 to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Group S.A. (together with its parents and subsidiaries, “Artal”) under the program.

During the three months ended April 4, 2009 and March 29, 2008, the Company repurchased no shares of its common stock.

8.	Earnings Per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended
	April 4, 2009	March 29, 2008

Numerator:
Net income attributable to Weight Watchers International, Inc.	$47,306	$57,367

Denominator:
Weighted average shares of common stock outstanding	76,978	79,467
Effect of dilutive common stock equivalents	85	307

Weighted average diluted common shares outstanding	77,063	79,774

EPS attributable to Weight Watchers International, Inc:
Basic	$0.61	$0.72
Diluted	$0.61	$0.72

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 2,307 and 1,324 for the three months ended April 4, 2009 and March 29, 2008, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.	Stock Plans

On May 6, 2008, May 12, 2004 and December 16, 1999, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 1999 Stock Purchase and Option Plan (the “1999 Plan” and together with the 2008 Plan and the 2004 Plan, the “Stock Plans”), respectively. These Stock Plans are designed to promote the long-term financial interests and growth of the Company by attracting, motivating and retaining employees with the ability to contribute to the success of the business and aligning compensation for the Company’s employees over a multi-year period directly with the interests of the shareholders of the Company. The Company’s Board of Directors or a committee thereof administers the Stock Plans.

On March 27, 2009, the Company granted 458 non-qualified stock options and 71 restricted stock units (“RSUs”) to certain employees. The options and RSUs will vest on the third anniversary of the date of grant and the options will expire 10 years from the date of grant. The options and RSUs had an aggregate estimated grant-date fair value of $2,403 and $1,245, respectively.

10.	Income Taxes

The effective tax rate for the three months ended April 4, 2009 and March 29, 2008 was 38.9% and 38.8%, respectively. For the three months ended April 4, 2009 and March 29, 2008, the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes, offset by lower statutory rates in certain foreign jurisdictions.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

However, with respect to U.K. VAT owed for the period prior to July 1, 2005, HMRC has failed to raise a notice of assessment within the statutory three-year time period. In addition, although HMRC raised notices of assessment against the Company with respect to U.K. VAT due for the period July 1, 2005 to September 30, 2005 and for the period October 1, 2005 to December 31, 2005, the Company has asserted that these notices of assessment are invalid and should not have been raised on the grounds that they had been raised outside the relevant statutory time limits. HMRC indicated in November 2008 that it agreed with the Company’s assertion that the notice of assessment for the period July 1, 2005 to September 30, 2005 was invalid, and, in February 2009, confirmed that this notice had been formally withdrawn. As a result of the expiration of the statutory time period with respect to U.K. VAT owed prior to October 1, 2005, the Company recorded in the fourth quarter of fiscal 2008 as a benefit to revenue for the periods prior to October 1, 2005 an amount of approximately $9,200 as an offset against reserves previously recorded including in part the charge recorded against revenue in the second quarter of fiscal 2008 for U.K. VAT liability. In March 2009, HMRC raised a notice of assessment against the Company in respect of U.K. VAT due for the period January 1, 2006 to March 31, 2006, which the Company similarly believes was raised outside the relevant statutory time limits. The Company intends to vigorously challenge any amount of U.K. VAT that HMRC claims to be owed by it for the periods October 1, 2005 to December 31, 2005 and January 1, 2006 to March 31, 2006. Accordingly, the Company filed notices of appeal with the VAT Tribunal against the U.K. VAT assessments issued for the period October 1, 2005 to December 31, 2005 and the period January 1, 2006 to March 31, 2006 in March 2009 and April 2009, respectively.

U.K. Self-Employment Matter

In July 2007, HMRC issued to the Company notices of determination and decisions that, for the period April 2001 to April 2007, its leaders and certain other service providers should have been classified as employees for tax purposes and, as such, it should have withheld tax from the leaders and certain other service providers pursuant to the “Pay As You Earn,” or PAYE, and national insurance contributions, or NIC, collection rules and remitted such amounts to HMRC. HMRC also issued a claim to the Company in October 2008 in respect of NIC which corresponds to the prior notices of assessment with respect to PAYE previously raised by HMRC. As of April 4, 2009, the assessment associated with the notices of determination and decisions and the claim in respect of NIC are approximately $24,000. It is the Company’s view that the U.K. leaders and other service providers identified by HMRC in its notices and in its claim are self-employed and no withholding by the Company was required. In September 2007, the Company appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by it and, in July 2008, filed this appeal with the U.K. Special Commissioners. In February 2009, the U.K. Special Commissioners provided notice that the Company’s appeal will be heard in June 2009. The Company intends to vigorously pursue its appeal and, although there can be no assurances, the Company believes, based in part upon advice of legal counsel, it will ultimately prevail in its appeal. Accordingly, the Company has not recorded any reserves with respect to this matter. If such appeal is unsuccessful, it is possible that the Company’s cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material effect on the Company’s financial condition or ongoing results of operations or cash flows.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.	Derivative Instruments and Hedging

The Company is exposed to certain risks related to its ongoing business operations, primarily interest rate risk and foreign currency risk. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The Company does not use any derivative instruments for trading or speculative purposes.

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), requires companies to recognize the fair value of all derivative instruments as either assets or liabilities on the balance sheet. In accordance with SFAS 133, the Company has designated and accounted for interest rate swaps as cash flow hedges of its variable-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The fair value of the Company’s interest rate swaps is reported in the derivative payable balance on our balance sheet. See Note 13 for a further discussion regarding the fair value of the Company’s interest rate swaps. The net effect of the interest payable and receivable under the Company’s interest rate swaps is included in interest expense on the statement of operations.

As of April 4, 2009 and March 29, 2008, the Company had in effect an interest rate swap with a notional amount of $900,000. In addition, in January 2009, the Company entered into a forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. During the term of this forward-starting interest rate swap, the notional amount will fluctuate. The initial notional amount is $425,000 and the highest notional amount will be $755,000.

The Company is hedging forecasted transactions for periods not exceeding the next five years. At April 4, 2009, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive loss will be reclassified to the statement of operations within the next twelve months.

As of April 4, 2009, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amount of $33,231 ($54,480 before taxes). As of March 29, 2008, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amount of $32,097 ($52,620 before taxes). For the three months ended April 4, 2009 and March 29, 2008, there were no fair value adjustments recorded in the statement of operations since all hedges were considered qualifying.

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

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 12 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments.

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Interest rate swap liability at April 4, 2009	$54,935	—	$54,935	—
Interest rate swap liability at January 3, 2009	$61,532	—	$61,532	—

On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 to fiscal 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company adopted this Staff Position beginning December 30, 2007 and deferred the application of SFAS 157 to goodwill and other intangible assets until the first day of fiscal 2009.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.	Comprehensive Income

Comprehensive income includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended
	April 4, 2009	March 29, 2008

Net income	$46,805	$57,001
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	(1,091)	(1,219)
Current period changes in fair value of derivatives, net of tax	4,095	(17,104)

Total other comprehensive income/(loss)	3,004	(18,323)

Comprehensive income	49,809	38,678
Comprehensive loss attributable to the noncontrolling interest	(501)	(366)

Comprehensive income attributable to Weight Watchers International, Inc.	$49,308	$38,312

15.	Segment Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable operating segments is as follows:

	Three Months Ended April 4, 2009
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$341,427	$49,151	$—	$390,578
Intercompany revenue	4,581	—	(4,581)	—

Total revenue	346,008	49,151	(4,581)	390,578

Depreciation and amortization	5,553	1,226	—	6,779

Operating income	83,590	10,255	—	93,845

Interest expense				16,741
Other expense, net				503
Provision for taxes				29,796

Net income				$46,805

Total assets	$1,228,292	$157,804	$(298,854)	$1,087,242

	Three Months Ended March 29, 2008
	WWI	WW.com	Intercompany Eliminations	Consolidated

Revenues from external customers	$390,504	$46,523	$—	$437,027
Intercompany revenue	4,352	105	(4,457)	—

Total revenue	394,856	46,628	(4,457)	437,027

Depreciation and amortization	4,923	1,455	—	6,378

Operating income	105,732	10,280	—	116,012

Interest expense				25,317
Other income, net				(2,435)
Provision for taxes				36,129

Net income				$57,001

Total assets	$1,269,370	$120,043	$(294,307)	$1,095,106

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	our ability to continue to develop innovative new services and products and enhance our existing services and products, or the failure of our services and products to continue to appeal to the market;

•	the effectiveness of our marketing and advertising programs;

•	the impact on the Weight Watchers brand of actions taken by our franchisees and licensees;

•	risks and uncertainties associated with our international operations, including economic, political and social risks and foreign currency risks;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the projected benefits of such businesses;

•	uncertainties related to a downturn in general economic conditions or consumer confidence;

•	the seasonal nature of our business;

•	the impact of events that discourage people from gathering with others;

•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	risks associated with unauthorized penetration of our information security;

•	the impact of disputes with our franchise operators;

•	the impact of existing and future laws and regulations;

•	the impact of our debt service obligations and restrictive debt covenants;

•	the possibility that the interests of our majority owner will conflict with other holders of our common stock; and

•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed herein, could cause our results to differ materially from those expressed or suggested in any forward-looking statement. Except as required by law, we do not undertake any obligation to update or revise these forward-looking statements to reflect new information or events or circumstances that occur after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events or otherwise.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Weight Watchers International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q unless the context indicates otherwise: “we”, “us”, “our” and the “Company” refer to Weight Watchers International, Inc. and all of its subsidiaries consolidated for purposes of its financial statements, including WeightWatchers.com, Inc. and all of its subsidiaries; “Weight Watchers International” and “WWI” refer to Weight Watchers International, Inc. and all of its subsidiaries other than WeightWatchers.com, Inc. and all of its subsidiaries; “WW.com” refers to WeightWatchers.com, Inc. and all of its subsidiaries; “NACO" refers to our North American Company-owned meeting operations; and “China Joint Venture” refers to Weight Watchers Danone China Limited and all of its subsidiaries.

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Quarterly Report on Form 10-Q:

•	“fiscal 2006” refers to our fiscal year ended December 30, 2006;

•	“fiscal 2007” refers to our fiscal year ended December 29, 2007;

•	“fiscal 2008” refers to our fiscal year ended January 3, 2009;

•	“fiscal 2009” refers to our fiscal year ended January 2, 2010;

•	“fiscal 2010” refers to our fiscal year ended January 1, 2011;

•	“fiscal 2011” refers to our fiscal year ended December 31, 2011;

•	“fiscal 2012” refers to our fiscal year ended December 29, 2012; and

•	“fiscal 2013” refers to our fiscal year ended December 28, 2013.

The following terms used in this Quarterly Report on Form 10-Q are our trademarks: Weight Watchers® and WeightWatchers.com®.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2008 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively, the “Consolidated Financial Statements”).

NON-GAAP FINANCIAL MEASURES

To supplement the Company’s consolidated statements of operations presented in accordance with accounting principles generally accepted in the United States, or GAAP, the Company has disclosed non-GAAP measures of operating results that exclude or adjust certain items. Net revenues, net income and diluted earnings per share are discussed in this Quarterly Report on Form 10-Q as reported (on a GAAP basis), excluding the impact of the previously disclosed cost savings initiatives from the first quarter of fiscal 2009 results, and adjusting the first quarter of fiscal 2008 results to include the impact of the previously reported adverse U.K. VAT ruling. Management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of the Company’s business and are useful for period-over-period comparisons of the performance of the Company’s business. While the Company believes that these financial measures are useful in evaluating the Company’s business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies. See “Results of Operations for the Three Months Ended April 4, 2009 Compared to the Three Months Ended March 29, 2008” below for a reconciliation of the non-GAAP financial measures excluding the impact of the cost savings initiatives from the first quarter of 2009 results and including the impact of the adverse U.K. VAT ruling for the first quarter of 2008 to the most directly comparable GAAP measures.

USE OF CONSTANT CURRENCY

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a constant currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this Quarterly Report on Form 10-Q, we calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding or adjusting for the impact of foreign currency. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2008. Our critical accounting policies have not changed since the end of fiscal 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 4, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 29, 2008

For the three months ended April 4, 2009, our reported revenues were $390.6 million, a decrease of $46.4 million, or 10.6%, as compared to the three months ended March 29, 2008. Net income for the three months ended April 4, 2009 on an as reported basis was $47.3 million, a decrease of $10.1 million, or 17.6%, from $57.4 million for the three months ended March 29, 2008.

The table below shows our consolidated statements of operations for the three months ended April 4, 2009 versus the three months ended March 29, 2008 on both a GAAP basis and an adjusted basis. See “Non-GAAP Financial Measures” above. In the adjusted statements of operations, we have reflected the impact of restructuring charges we recorded in the first quarter of fiscal 2009 associated with our first quarter cost savings initiatives. In addition, we have adjusted first quarter of fiscal 2008 to include a $2.3 million offset to revenue associated with the previously reported adverse U.K. VAT ruling. The results for the first quarter of fiscal 2008, as reported, did not include the offset to revenue of $2.3 million for the U.K. VAT ruling as it was recorded in the second quarter of fiscal 2008 when we received the ruling.

	(In millions, except per share amounts)
	Three Months Ended April 4, 2009			Three Months Ended March 29, 2008
	As Reported	Impact of Restructuring	As Adjusted (1)	As Reported	Impact of U.K. VAT Ruling	As Adjusted (1)
Revenues, net	$390.6		$390.6	$437.0	$(2.3)	$434.7
Cost of revenues	178.4		178.4	191.1		191.1

Gross profit	212.2		212.2	245.9	(2.3)	243.6
Marketing expenses	74.6		74.6	87.1		87.1
Selling, general and administrative expenses	43.8	(3.1)	40.7	42.8		42.8

Operating income	93.8	3.1	96.9	116.0	(2.3)	113.7
Interest expense	16.7		16.7	25.3		25.3
Other expense/(income), net	0.5		0.5	(2.4)		(2.4)

Income before income taxes	76.6	3.1	79.7	93.1	(2.3)	90.8
Provision for income taxes	29.8	1.2	31.0	36.1	(0.7)	35.4

Net income	46.8	1.9	48.7	57.0	(1.6)	55.4
Net loss attributable to the noncontrolling interest	(0.5)		(0.5)	(0.4)		(0.4)

Net income attributable to Weight Watchers International, Inc.	$47.3	$1.9	$49.2	$57.4	$(1.6)	$55.8

Weighted average diluted shares outstanding	77.1	77.1	77.1	79.8	79.8	79.8

Diluted EPS attributable to Weight Watchers International, Inc.	$0.61	$0.02	$0.64	$0.72	$(0.02)	$0.70

(1)	With respect to the table above, “as adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of operations to exclude the impact of restructuring charges from the results of operations for the three months ended April 4, 2009 and include the impact of the U.K. VAT ruling in the results of operations for the three months ended March 29, 2008. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

After adjusting our reported revenues in each period for these items as described above and shown in the table, fiscal 2009 first quarter revenues would have been $390.6 million compared to $434.7 million in the comparable period of 2008, a decline of 10.1%. The largest component of the decline in revenues in the first fiscal quarter of 2009 versus the prior year period was the unfavorable impact of foreign currency exchange rates which reduced our revenues by $35.4 million, or 8.1%. In the first quarter of fiscal 2009, the average exchange rate from the British pound to the U.S. dollar dropped by 27.4% and the average exchange rate from the Euro to the U.S. dollar dropped by 13.0% versus the prior year first quarter.

After adjusting the first quarter of fiscal 2008 for the offset to revenue for the U.K. VAT ruling as shown in the table, and also excluding from first quarter of fiscal 2009 the negative impact of foreign currency as noted above, first quarter fiscal 2009 revenues were $426.0 million, down 2.0% from $434.7 million in first quarter of fiscal 2008 on an adjusted basis.

Reported net income for the three months ended April 4, 2009 of $47.3 million declined $10.1 million, or 17.6%, from $57.4 million for the three months ended March 29, 2008. Net income in the quarter was reduced by $1.9 million of after-tax restructuring charges, as described above and shown in the table. As a result, reported unadjusted diluted earnings per share including $0.02 of negative impact of restructuring charges were $0.61, a decline of 15.3% from last year’s first quarter diluted earnings per share of $0.72.

When we adjust the first quarter of fiscal 2009 for the $0.02 of restructuring charges and the first quarter of fiscal 2008 for the $0.02 associated with the U.K. VAT ruling, diluted earnings per share in the first quarter ended April 4, 2009 were $0.64 as compared to $0.70 in the prior year fiscal quarter. If we also adjust for the negative impact of foreign currency exchange rates, which reduced earnings by $0.05 per share, 2009 adjusted diluted earnings per share of $0.69 were down just $0.01 from $0.70 in first quarter of fiscal 2008.

Components of Revenue and Volumes

For the three months ended April 4, 2009, global meeting fees as reported were $225.9 million, a decrease of $29.6 million, or 11.6%, from the prior year quarter, or 10.8% after adjusting the 2008 quarter for the U.K. VAT ruling as explained above. On a constant currency basis, fiscal 2009 first quarter global meeting fees totaled $245.5 million as compared to $253.2 million for the comparable 2008 period as adjusted for the U.K. VAT ruling, a decrease of $7.7 million, or 3.0%.

Global meeting paid weeks were 23.7 million in the first quarter of fiscal 2009 versus 24.2 million in the comparable prior year quarter, a 1.8% decline, while global attendance declined 4.7% to 16.7 million in the first fiscal quarter 2009 versus 17.5 million in first fiscal quarter of 2008. Two events in the first quarter of fiscal 2009 had the impact of boosting attendance and paid weeks volumes on a relative basis when comparing to the prior year period. The week leading into Easter, which is a typically slow week for the meeting business, was in the first quarter of fiscal 2008 versus in the second quarter of fiscal 2009, thus creating a benefit to first quarter of fiscal 2009. In addition, the first week of fiscal 2008 included December 30, 31 and January 1, the end of the Christmas/New Year’s holiday period when attendance is at a low point; the first week of fiscal 2009, on the other hand, began January 4, after the holiday period had passed and when our business is historically stronger. Without the benefit of Easter occurring two weeks later in 2009, and the later start to fiscal 2009 relative to fiscal 2008, global meeting paid weeks and attendances would have been lower than the prior year period. The declining volume trends pushed first quarter global meeting fees down, but the increased acceptance of Monthly Pass in our international markets mitigated part of the decline. We now have Monthly Pass outside the United States, in the United Kingdom, Germany, and Australia, each of which launched in the third quarter of fiscal 2007, and in France, which launched during the second quarter of fiscal 2008. The average meeting fee per attendance, excluding the negative impact of foreign currency and adjusting fiscal 2008 for the U.K. VAT ruling increased 1.8% in the midst of difficult economic conditions globally.

In NACO, meeting fees for the three months ended April 4, 2009 were $155.9 million, down $10.4 million, or 6.3%, from $166.3 million for the three months ended March 29, 2008. Attendances of 10.0 million and paid weeks of 15.1 million declined at a similar rate versus the prior year period, down 5.4% and 5.5%, respectively. Without the benefit of prior year acquisitions, NACO attendances and paid weeks were down approximately 7.2% and 6.7%, respectively. As a result of the general economic slowdown, it is generally acknowledged that consumers have significantly reduced their discretionary spending. We believe this has had the impact of deferring weight loss efforts on the part of some consumers, particularly potential new members, whose decision to spend on any new service or product is likely to be highly scrutinized in this environment. First quarter of fiscal 2009 Monthly Pass retention has softened slightly versus the first quarter of fiscal 2008 level, but is consistent with the trend that began in the third quarter of fiscal 2008.

Our reported international meeting fees were $70.0 million for the three months ended April 4, 2009, a decrease of $19.2 million, or 21.5%, from the prior year quarter. On a constant currency basis and after adjusting the first quarter of fiscal 2008 for the U.K. VAT ruling, our international meeting fees were $87.8 million in the first quarter of fiscal 2009, an increase of $0.9 million, or 1.0%, from $86.9 million in the prior year period. Monthly Pass in the United Kingdom, Germany and France enabled international meeting fee revenue growth in the first quarter of fiscal 2009 despite the overall attendance decline of 3.8% in the period versus the comparable prior year period. Monthly Pass drove the 5.5% increase in total paid weeks in our international meeting business versus the prior year period, with the United Kingdom up 8.1% and Continental Europe up 4.4%.

Global product sales for the three months ended April 4, 2009 were $92.5 million, down $17.6 million, or 16.0%, from $110.1 million in the first quarter of fiscal 2008. Global in-meeting product sales per attendee, which grew substantially through much of last year, posted a less than 1.0% increase in the first quarter of fiscal 2009 on a constant currency basis. This was driven by our NACO in-meeting product sales performance, which declined 12.7% in local currencies. Despite the soft economies in many of the countries in which we operate, in-meeting product sales per attendee in our international business were strong in the first quarter of fiscal 2009, posting growth of 9.6% on a constant currency basis versus the prior year first quarter. In total, international product sales, which decreased on an as reported basis by 17.2%, or $9.0 million, from the prior year quarter to $43.4 million, grew 3.4% in local currencies in the three months ended April 4, 2009. In NACO, product sales in total declined 14.9%, or $8.6 million, versus the prior year period to $49.1 million in the first quarter of fiscal 2009, primarily due to lower attendance and a shift in product mix away from our higher priced enrollment products.

Internet revenues, which include subscription revenue from sales of Weight Watchers Online and Weight Watchers eTools, as well as Internet advertising revenue, grew $2.9 million, or 6.4%, to $48.4 million for the three months ended April 4, 2009 from $45.5 million for the three months ended March 29, 2008. On a constant currency basis, Internet revenues rose 11.0% in the first quarter of fiscal 2009 versus the prior year period. End-of-period active Weight Watchers Online subscribers increased 11.1%, from 784,000 at March 29, 2008 to 871,000 at April 4, 2009. Strong signup volumes in most geographies, combined with the launch of Weight Watchers Online in France and the Netherlands in the first quarter of 2008, contributed to this growth.

Other revenue, comprised primarily of licensing and revenues from our publications, was $19.7 million for the three months ended April 4, 2009, a decrease of $1.0 million, or 4.8%, from $20.7 million in the first quarter of fiscal 2008. Excluding the negative impact of foreign currency, other revenues increased 6.3%. Despite the general economic slowdown, our licensing revenues in the first quarter of fiscal 2009 increased 5.3%, or $0.9 million, globally in constant currency versus the prior year period, to $15.7 million, with particular strength in the United States, from direct licenses as well as endorsements, and in the United Kingdom, which posted higher royalties across many of its licenses.

Franchise royalties for the first quarter of fiscal 2009 were $2.7 million domestically and $1.4 million internationally. Total franchise royalties of $4.1 million in the first quarter were $1.1 million, or 21.2%, lower than the prior year quarter, or 15.6% lower in local currencies. Excluding lost commissions resulting from franchise acquisitions which occurred in fiscal 2008, franchise royalties declined 10.6% on a constant currency basis, with demonstrable impact from the weakened U.S. economy.

Expenses and Margins

Cost of revenues was $178.4 million for the three months ended April 4, 2009, a decrease of $12.7 million, or 6.6%, from $191.1 million for the three months ended March 29, 2008. Gross profit margin of 54.3% in the first quarter of fiscal 2009 was down 190 basis points from the first quarter of fiscal 2008. The impact of the U.K. VAT ruling to first quarter of fiscal 2008 revenues lowered the gross margin for that period by 20 basis points. While lower attendance per meeting was a major causal factor, given that meetings were kept open for service reasons, in-meeting product promotions in the United States also put pressure on gross margin. In addition, we had higher rental expense in some of our overseas locations where we have been selectively upgrading venues, and we incurred some charges in NACO associated with the cost of rolling out broadband access to our meeting room locations.

Marketing expenses for the three months ended April 4, 2009 decreased $12.5 million, or 14.4%, to $74.6 million, from $87.1 million for the three months ended March 29, 2008. Excluding the impact of foreign currency, marketing spend was lower by $5.6 million, or 6.4%, in the first quarter of fiscal 2009 versus the prior year period. This was partially the result of the timing of Easter which was two weeks later this year and is traditionally the kick-off of our spring advertising campaigns around the world. In addition, we have used part of the savings from marketing efficiency for incremental marketing investment in WW.com and in some of our European countries. Marketing as a percentage of revenues declined to 19.1% in the first quarter of fiscal 2009 as compared to 19.9% in the prior year period.

Selling, general and administrative expenses were $43.8 million for the three months ended April 4, 2009 versus $42.8 million for the three months ended March 29, 2008, an increase of $1.0 million, or 2.3%. Our selling, general and administrative expenses include $3.1 million of restructuring charges associated with our cost savings initiatives implemented in the first quarter of fiscal 2009 and a $3.6 million benefit from foreign currency. Excluding the restructuring charges, selling, general and administrative expenses were $40.7 million for the first quarter of fiscal 2009, a decrease of $2.1 million, or 4.9%, from the prior year quarter, despite expenses related to our China Joint Venture and increased depreciation resulting from our information technology investments. On a reported basis, our selling, general and administrative expenses were 11.2% of revenues for the first quarter of fiscal 2009. Excluding the restructuring charges from our first quarter of fiscal 2009 results and including the adjustment for the U.K. VAT ruling in our first quarter of fiscal 2008 results, selling, general and administrative expenses were 10.4% of revenues in the first quarter of fiscal 2009 versus 9.9% in the prior year period.

Our reported operating income for the first quarter of fiscal 2009 was $93.8 million, a decrease of $22.2 million, or 19.1%, from the prior year quarter due mainly to volume declines. Excluding the impact of foreign currency, and after adjusting for restructuring charges in the first quarter of fiscal 2009 and the U.K. VAT ruling in the first quarter of fiscal 2008, our operating income declined by $10.6 million, or 9.3%, from $113.7 million in the first quarter of fiscal 2008 to $103.1 million in the first quarter of fiscal 2009. Our reported operating income margin for the first quarter of fiscal 2009 was 24.0%, a decrease of 250 basis points from 26.5% in the first quarter of fiscal 2008. Excluding the impact of foreign currency and restructuring charges in the first quarter of fiscal 2009 and the adjustment for the U.K. VAT ruling in the first quarter of fiscal 2008, our adjusted operating income margin declined 200 basis points from 26.2% in the first quarter of fiscal 2008 to 24.2% in the first quarter of fiscal 2009 due mainly to gross margin decline.

Interest expense was $16.7 million for the first quarter of fiscal 2009, a decrease of $8.6 million, or 34.0%, from $25.3 million in the first quarter of fiscal 2008. We benefited from a 196 basis point reduction in our average effective interest rate, down from 6.01% in the first quarter last year to 4.05% in this year’s first quarter as a result of lower market rates. The average effective interest rate for the first quarter of fiscal 2009 declined versus the prior year quarter both as a result of a reduction in LIBOR, and of the 25 basis point drop in our interest rate spread over LIBOR for the Term Loan A, Additional Term Loan A and Revolver, which took effect at the end of February 2008. Our debt outstanding at the end of the first quarter of fiscal 2009 was $1.569 billion as compared to $1.648 billion at the end of fiscal 2008. We made debt payments of $78.6 million in the first quarter of fiscal 2009.

For the first quarter of fiscal 2009, we reported other expense of $0.5 million, versus other income of $2.4 million in the first quarter of fiscal 2008. The change is primarily the result of the impact of foreign currency exchange rates on intercompany transactions.

The effective tax rate on our reported results for the first quarter of fiscal 2009 was 38.9%, versus 38.8% in the first quarter of fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

For the three months ended April 4, 2009, cash and cash equivalents were $59.8 million, an increase of $12.5 million from the end of fiscal 2008. Cash flows provided by operating activities were $109.4 million, exceeding the period’s $47.3 million net income by $62.1 million. The excess of cash over net income arose from changes in our working capital, as described below under “Balance Sheet”, and differences between book and cash taxes. Net cash used for investing and financing activities combined totaled $96.9 million. Investing activities utilized $7.1 million, including $6.8 million for capital spending. Net cash used for financing activities totaled $89.8 million, including dividend payments of $13.6 million and long-term debt payments of $78.6 million.

For the three months ended March 29, 2008, cash and cash equivalents were $59.4 million, an increase of $19.5 million from December 29, 2007. Cash flows provided by operating activities were $105.5 million, exceeding the period’s $57.4 million net income by $48.1 million. The excess of cash over net income arose from changes in our working capital and differences between book and cash taxes. Funds used for investing and financing activities combined totaled $88.0 million. Investing activities utilized $19.7 million, including $13.0 million for franchise acquisitions and $6.8 million for capital spending. Cash used for financing activities totaled $68.3 million, including dividend payments of $13.9 million and long-term debt payments of $59.6 million.

Balance Sheet

Comparing our balance sheet at April 4, 2009 with that at January 3, 2009, our cash balance increased by $12.5 million. Our working capital deficit at April 4, 2009 was $313.5 million, including $59.8 million of cash (as noted above), as compared to $270.1 million at January 3, 2009, including $47.3 million of cash. Excluding the change in cash, the working capital deficit increased by $55.9 million during the first quarter of fiscal 2009.

Of the $55.9 million increase in negative working capital, approximately $31.4 million related to operational items, $13.1 million represented increases in the current portion of our long-term debt and $18.5 million was due to higher prepaid and deferred income taxes. Negative working capital decreased by $6.6 million due to changes in our derivative payable, as a result of fluctuations in the interest rate yield curve, and decreased $0.5 million due to the decrease in the U.K. VAT liability. The $31.4 million of operational items is in keeping with the normal seasonality of the business and includes $24.3 million higher deferred revenue for member prepayments associated with our commitment plans. In addition, the movement of our receivable, inventory and payables balances was typical. Inventories declined $5.9 million and net payables and accrued expenses were $4.1 million higher. The $2.9 million growth in the receivables balance in the quarter was partially offsetting.

Long-Term Debt

As of April 4, 2009, our credit facility consisted of a term loan facility consisting of two tranche A facilities, or Term Loan A and Additional Term Loan A, and a tranche B facility, or Term Loan B, in an aggregate original principal amount of $1,550.0 million and a revolving credit facility, or the Revolver, in the amount of up to $500.0 million, collectively, the WWI Credit Facility. At April 4, 2009, we had $1,568.9 million outstanding under the WWI Credit Facility with an additional $376.1 million of availability under the Revolver.

At April 4, 2009 and January 3, 2009, our debt consisted entirely of variable-rate instruments. Interest rate swaps are entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt was approximately 2.1% and 4.7% per annum at April 4, 2009 and January 3, 2009, respectively.

The following schedule sets forth our long-term debt obligations and interest rates at April 4, 2009:

Long-Term Debt

At April 4, 2009

(Balances in millions)

	Balance	Interest Rate
Revolver due 2011	$122.0	1.56%
Term Loan A due 2011	284.4	1.56%
Additional Term Loan A due 2013	673.7	2.25%
Term Loan B due 2014	488.8	2.38%

Total Debt	1,568.9
Less Current Portion	175.6

Total Long-Term Debt	$1,393.3

At April 4, 2009, the Term Loan A, Additional Term Loan A and the Revolver bore interest at an initial rate equal to LIBOR plus 1.0% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreements). At April 4, 2009, the Term Loan B bore interest at an initial rate equal to LIBOR plus 1.5% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreements). In addition to paying interest on outstanding principal under the WWI Credit Facility, we are required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at an initial rate equal to 0.20% per year at April 4, 2009.

The WWI Credit Facility contains customary covenants, including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy financial condition tests. At April 4, 2009, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and we expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

On March 20, 2008, Standard & Poor’s affirmed its “BB+” rating on the WWI Credit Facility. On March 30, 2009, Moody’s affirmed its “Ba1” rating for the WWI Credit Facility.

The following schedule sets forth our year-by-year debt obligations:

Total Debt Obligation

(Including Current Portion)

As of April 4, 2009

(in millions)

Remainder of fiscal 2009	$121.9
Fiscal 2010	215.0
Fiscal 2011	477.0
Fiscal 2012	229.0
Fiscal 2013	61.0
Thereafter	465.0

Total	$1,568.9

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

Stock Transactions

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding $250.0 million to this program. No shares will be purchased from Artal under the program. We repurchased no shares of our common stock during the three months ended April 4, 2009 and March 29, 2008.

OFF-BALANCE SHEET TRANSACTIONS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, such as entities often referred to as structured finance or special purpose entities.

SEASONALITY

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in fiscal 2009, Easter fell on April 12, which means that our spring marketing campaign began in the second quarter of fiscal 2009 as opposed to the campaign beginning in the first quarter of fiscal 2008. Our operating income for the first half of the year is generally the strongest. While WW.com experiences similar seasonality in terms of new subscriber signups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

AVAILABLE INFORMATION

Corporate information and our press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments thereto, are available on our website at www.weightwatchersinternational.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (i.e., generally the same day as the filing). Moreover, we also make available at that site the Section 16 reports filed electronically by our officers, directors and 10 percent shareholders. Usually these are publicly accessible no later than the business day following the filing. We use our website at www.weightwatchersinternational.com as a channel of distribution of material Company information. Financial and other material information regarding Weight Watchers International is routinely posted on and accessible at our website. Our website and the information posted on it or connected to it shall not be deemed to be incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2008 have not materially changed from January 3, 2009.

Based on the amount of our variable rate debt and interest swap agreements as of April 4, 2009, a hypothetical 50 basis point increase or decrease in interest rates on our variable debt would increase or decrease our annual interest expense by approximately $3.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

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

However, with respect to U.K. VAT owed for the period prior to July 1, 2005, HMRC has failed to raise a notice of assessment within the statutory three-year time period. In addition, although HMRC raised notices of assessment against us with respect to U.K. VAT due for the period July 1, 2005 to September 30, 2005 and for the period October 1, 2005 to December 31, 2005, we have asserted that these notices of assessment are invalid and should not have been raised on the grounds that they had been raised outside the relevant statutory time limits. HMRC indicated in November 2008 that it agreed with our assertion that the notice of assessment for the period July 1, 2005 to September 30, 2005 was invalid, and, in February 2009, confirmed that this notice had been formally withdrawn. As a result of the expiration of the statutory time period with respect to U.K. VAT owed prior to October 1, 2005, we recorded in the fourth quarter of fiscal 2008 as a benefit to revenue for the periods prior to October 1, 2005 an amount of approximately $9.2 million as an offset against reserves previously recorded including in part the charge recorded against revenue in the second quarter of fiscal 2008 for U.K. VAT liability. In March 2009, HMRC raised a notice of assessment against us in respect of U.K. VAT due for the period January 1, 2006 to March 31, 2006, which we similarly believe was raised outside the relevant statutory time limits. We intend to vigorously challenge any amount of U.K. VAT that HMRC claims to be owed by us for the periods October 1, 2005 to December 31, 2005 and January 1, 2006 to March 31, 2006. Accordingly, we filed notices of appeal with the VAT Tribunal against the U.K. VAT assessments issued for the period October 1, 2005 to December 31, 2005 and the period January 1, 2006 to March 31, 2006 in March 2009 and April 2009, respectively.

U.K. Self-Employment Matter

In July 2007, HMRC issued to us notices of determination and decisions that, for the period April 2001 to April 2007, our leaders and certain other service providers should have been classified as employees for tax purposes and, as such, we should have withheld tax from the leaders and certain other service providers pursuant to the “Pay As You Earn,” or PAYE, and national insurance contributions, or

NIC, collection rules and remitted such amounts to HMRC. HMRC also issued a claim to us in October 2008 in respect of NIC which corresponds to the prior notices of assessment with respect to PAYE previously raised by HMRC. As of April 4, 2009, the assessment associated with the notices of determination and decisions and the claim in respect of NIC are approximately $24.0 million. It is our view that the U.K. leaders and other service providers identified by HMRC in its notices and in its claim are self-employed and no withholding by us was required. In September 2007, we appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us and, in July 2008, filed this appeal with the U.K. Special Commissioners. In February 2009, the U.K. Special Commissioners provided notice that our appeal will be heard in June 2009. We intend to vigorously pursue our appeal and, although there can be no assurances, we believe, based in part upon advice of legal counsel, we will ultimately prevail in our appeal. Accordingly, we have not recorded any reserves with respect to this matter. If such appeal is unsuccessful, it is possible that our cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material effect on our financial condition or ongoing results of operations or cash flows.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in the Company’s Annual Report on Form 10-K for fiscal 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report under this item.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: May 14, 2009	By:	/s/ DAVID P. KIRCHHOFF
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2009	By:	/s/ ANN M. SARDINI
Ann M. Sardini
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.