Form 10-Q
period 2009-07-04
WEIGHT WATCHERS INTERNATIONAL INC
filed 2009-08-13
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

The number of shares of common stock outstanding as of July 31, 2009 was 77,008,539.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	July 4, 2009	January 3, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,216	$47,322
Receivables, net	40,282	37,850
Inventories, net	28,193	40,121
Prepaid income taxes	13,494	29,782
Deferred income taxes	24,235	32,331
Prepaid expenses and other current assets	38,032	37,635

TOTAL CURRENT ASSETS	197,452	225,041

Property and equipment, net	37,281	37,508
Franchise rights acquired	748,918	743,572
Goodwill	51,333	51,296
Trademarks and other intangible assets, net	34,543	33,531
Deferred income taxes	4,524	8,105
Deferred financing costs and other noncurrent assets	11,509	7,699

TOTAL ASSETS	$1,085,560	$1,106,752

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$188,750	$162,500
Accounts payable	22,097	33,151
Dividend payable	13,730	13,876
Derivative payable	53,557	61,532
U.K. VAT liability	41,382	42,905
Accrued liabilities	95,491	107,031
Income taxes payable	8,766	14,083
Deferred revenue	83,462	60,046

TOTAL CURRENT LIABILITIES	507,235	495,124

Long-term debt	1,341,500	1,485,000
Deferred income taxes	17,749	2,685
Other	11,862	10,932

TOTAL LIABILITIES	1,878,346	1,993,741

TOTAL DEFICIT
Dividend to Artal Luxembourg S.A.	(304,835)	(304,835)
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	—	—
Treasury stock, at cost, 34,984 shares at July 4, 2009 and 35,067 shares at January 3, 2009	(1,684,491)	(1,684,828)
Retained earnings	1,212,106	1,131,080
Accumulated other comprehensive loss	(17,300)	(28,933)

TOTAL WEIGHT WATCHERS INTERNATIONAL, INC. DEFICIT	(794,520)	(887,516)
Noncontrolling interest	1,734	527

TOTAL DEFICIT	(792,786)	(886,989)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,085,560	$1,106,752

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	July 4, 2009	June 28, 2008

Meeting fees, net	$216,010	$224,868
Product sales and other, net	106,268	125,780
Internet revenues	50,248	49,366

Revenues, net	372,526	400,014

Cost of meetings, products and other	156,358	180,783
Cost of Internet revenues	8,699	9,170

Cost of revenues	165,057	189,953

Gross profit	207,469	210,061

Marketing expenses	53,179	59,574
Selling, general and administrative expenses	42,950	49,214

Operating income	111,340	101,273

Interest expense	16,957	21,561
Other income, net	(479)	(20)

Income before income taxes	94,862	79,732

Provision for income taxes	36,901	33,372

Net income	57,961	46,360
Net loss attributable to the noncontrolling interest	801	278

Net income attributable to Weight Watchers International, Inc.	$58,762	$46,638

Earnings per share attributable to Weight Watchers International, Inc.
Basic	$0.76	$0.59

Diluted	$0.76	$0.59

Weighted average common shares outstanding:
Basic	77,000	78,840

Diluted	77,094	79,127

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended
	July 4, 2009	June 28, 2008

Meeting fees, net	$441,943	$480,366
Product sales and other, net	222,500	261,775
Internet revenues	98,661	94,900

Revenues, net	763,104	837,041

Cost of meetings, products and other	325,245	363,304
Cost of Internet revenues	18,217	17,781

Cost of revenues	343,462	381,085

Gross profit	419,642	455,956

Marketing expenses	127,738	146,625
Selling, general and administrative expenses	86,719	92,046

Operating income	205,185	217,285

Interest expense	33,698	46,878
Other expense/(income), net	25	(2,455)

Income before income taxes	171,462	172,862

Provision for income taxes	66,696	69,501

Net income	104,766	103,361
Net loss attributable to the noncontrolling interest	1,302	644

Net income attributable to Weight Watchers International, Inc.	$106,068	$104,005

Earnings per share attributable to Weight Watchers International, Inc.
Basic	$1.38	$1.31

Diluted	$1.38	$1.31

Weighted average common shares outstanding:
Basic	76,989	79,154

Diluted	77,075	79,453

Dividends declared per common share	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

	Weight Watchers International, Inc.
					Accumulated Other Comprehensive Loss	Dividend to Artal Luxembourg, S.A.	Retained Earnings	Noncontrolling Interest

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance at December 29, 2007	111,988	$—	32,578	$(1,570,054)	$(1,654)	$(304,835)	$950,213	$—	$(926,330)

Investment by the noncontrolling interest								2,511	2,511
Comprehensive income/(loss):
Net income/(loss)							204,331	(1,984)	202,347
Translation adjustment, net of taxes of $3,028					(4,949)				(4,949)
Change in fair value of derivatives accounted for as hedges, net of taxes of $14,278					(22,330)				(22,330)

Total comprehensive income/(loss)								(1,984)	175,068

Issuance of treasury stock under stock plans			(297)	1,199			6,302		7,501
Tax benefit of restricted stock units vested and stock options exercised							13,621		13,621
Cash dividends declared							(54,689)		(54,689)
Purchase of treasury stock			2,786	(115,973)					(115,973)
Compensation expense on share-based awards							11,302		11,302

Balance at January 3, 2009	111,988	$—	35,067	$(1,684,828)	$(28,933)	$(304,835)	$1,131,080	$527	$(886,989)

Investment by the noncontrolling interest								2,509	2,509
Comprehensive income/(loss):
Net income/(loss)							106,068	(1,302)	104,766
Translation adjustment, net of taxes of ($621)					978				978
Change in fair value of derivatives accounted for as hedges, net of taxes of ($6,813)					10,655				10,655

Total comprehensive income/(loss)								(1,302)	116,399

Issuance of treasury stock under stock plans			(83)	337			(1,451)		(1,114)
Tax shortfall of restricted stock units vested and stock options exercised							(992)		(992)
Cash dividends declared							(26,970)		(26,970)
Compensation expense on share-based awards							4,371		4,371

Balance at July 4, 2009	111,988	$—	34,984	$(1,684,491)	$(17,300)	$(304,835)	$1,212,106	$1,734	$(792,786)

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	July 4, 2009	June 28, 2008

Cash provided by operating activities	$162,209	$177,951

Investing activities:
Capital expenditures	(6,590)	(8,635)
Capitalized software expenditures	(2,391)	(3,046)
Website development expenditures	(4,429)	(2,662)
Cash paid for acquisitions	—	(39,660)
Other items, net	(230)	127

Cash used for investing activities	(13,640)	(53,876)

Financing activities:
Payments of long-term debt	(117,250)	(17,625)
Proceeds from stock options exercised	18	6,018
Repurchase of treasury stock	—	(53,463)
Payment of dividends	(27,116)	(27,855)
Deferred financing costs	(4,043)	—
Investment and advances from noncontrolling interest	2,631	1,332

Cash used for financing activities	(145,760)	(91,593)

Effect of exchange rate changes on cash/cash equivalents and other	3,085	2,137

Net increase in cash and cash equivalents	5,894	34,619
Cash and cash equivalents, beginning of period	47,322	39,823

Cash and cash equivalents, end of period	$53,216	$74,442

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc., and all of its subsidiaries. The term “Company” as used throughout these notes is used to indicate Weight Watchers International, Inc. and all of its subsidiaries. The term “WWI” as used throughout these notes is used to indicate Weight Watchers International, Inc. and all of its subsidiaries other than WeightWatchers.com, Inc. and all of its subsidiaries. The term “WW.com” as used throughout these notes is used to indicate WeightWatchers.com, Inc. and all of its subsidiaries.

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include amounts that are based on management’s best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments including those of a normal recurring nature necessary for a fair statement of the interim results presented.

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2008, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.	Summary of Significant Accounting Policies

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB No. 162” (the “Codification”). The Codification will become the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental agencies. The Codification will supersede then-existing accounting and reporting standards such as FASB Statements, FASB Staff Positions and Emerging Issues Task Force Abstracts. The Codification is effective for financial statements issued for interim and annual periods ended after September 15, 2009. The Codification will only impact the Company’s financial statement reference disclosures in future filings, and does not change its application of U.S. GAAP.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for the second quarter of 2009 and did not have a material impact on the Company’s consolidated financial statements. In that regard, the Company performed an evaluation of subsequent events through August 13, 2009, the date the financial statements were issued.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

For a discussion of the Company’s other significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for fiscal 2008.

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Acquisitions

The acquisitions of certain franchisees have been accounted for under the purchase method of accounting and, accordingly, their earnings have been included in the consolidated operating results of the Company since their dates of acquisition. Details of these franchise acquisitions are outlined below.

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

The Company adopted the provisions of SFAS No. 141 (Revised 2007), “Business Combinations” on January 4, 2009, the first day of fiscal 2009. This Statement establishes principles and requirements for how the acquirer (a) recognizes and measures the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired; and (c) determines what information to disclose. The Company will apply the provisions of this Statement for business combinations with an acquisition date on or after January 4, 2009.

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

For the six months ended July 4, 2009, the change in goodwill is due to foreign currency fluctuations. The Company’s goodwill by reportable segment at July 4, 2009 was $25,133 related to its WWI segment and $26,200 related to its WW.com segment. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the six months ended July 4, 2009, the change in franchise rights acquired is due to foreign currency fluctuations.

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $3,383 and $6,461 for the three and six months ended July 4, 2009, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $2,671 and $5,158 for the three and six months ended June 28, 2008, respectively.

The carrying amount of finite-lived intangible assets as of July 4, 2009 and January 3, 2009 was as follows:

	July 4, 2009		January 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software costs	$43,615	$22,003	$39,027	$17,408
Trademarks	9,381	8,408	9,287	8,233
Website development costs	27,304	16,311	25,847	15,995
Other	5,742	4,777	5,741	4,735

	$86,042	$51,499	$79,902	$46,371

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2009	$7,007
Fiscal 2010	$11,866
Fiscal 2011	$9,267
Fiscal 2012	$3,663
Fiscal 2013	$1,233

During the second quarter of fiscal 2009, the Company performed an interim impairment test of its goodwill and franchise rights acquired balances. The results of this interim impairment test indicated that no impairment existed.

6.	Long-Term Debt

The Company’s credit agreement consists of a term loan facility consisting of two tranche A facilities, or Term Loan A and Additional Term Loan A, and a tranche B facility, or Term Loan B, in an

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

aggregate original principal amount of $1,550,000 and a revolving credit facility, or the Revolver, in the amount of up to $500,000. The term loan facility and the Revolver are referred to in these notes collectively as the “WWI Credit Facility.” At July 4, 2009, the Company had $1,530,250 outstanding under the WWI Credit Facility with an additional $372,091 of availability under the Revolver.

At July 4, 2009, the Term Loan A, Additional Term Loan A and the Revolver bore interest at a rate equal to LIBOR plus 1.0% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility agreements). At July 4, 2009, the Term Loan B bore interest at a rate equal to LIBOR plus 1.5% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility agreements). In addition to paying interest on outstanding principal under the WWI Credit Facility, the Company is required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at a rate equal to 0.20% per annum at July 4, 2009.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At July 4, 2009, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

On June 26, 2009, the Company amended the WWI Credit Facility to allow it to make loan modification offers to all lenders of any tranche of term loans or revolving loans to extend the maturity date of such loans and/or reduce or eliminate the scheduled amortization. Any such loan modifications would be effective only with respect to such tranche of term loans or revolving loans and only with respect to those lenders that accept the Company’s offer. Loan modification offers may be accompanied by increased pricing and/or fees payable to accepting lenders. This amendment also provides for up to an additional $200,000 of incremental term loan financing through the creation of a new tranche of term loans, provided that the aggregate principal amount of such new term loans cannot exceed the amount then outstanding under the Company’s existing revolving credit facility. In addition, the proceeds from such new tranche of term loans must be used solely to repay certain outstanding revolving loans and permanently reduce the commitments of certain revolving lenders. In connection with this amendment, the Company incurred fees of approximately $4,043 during the second quarter of fiscal 2009.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

During the six months ended July 4, 2009, the Company repurchased no shares of its common stock. During the six months ended June 28, 2008, the Company purchased 1,193 shares of its common stock at a total cost of $53,463.

8.	Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS are calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Numerator:
Net income attributable to Weight Watchers International, Inc.	$58,762	$46,638	$106,068	$104,005

Denominator:
Weighted average shares of common stock outstanding	77,000	78,840	76,989	79,154
Effect of dilutive common stock equivalents	94	287	86	299

Weighted average diluted common shares outstanding	77,094	79,127	77,075	79,453

EPS attributable to Weight Watchers International, Inc.:
Basic	$0.76	$0.59	$1.38	$1.31
Diluted	$0.76	$0.59	$1.38	$1.31

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 2,520 and 1,662 for the three months ended July 4, 2009 and June 28, 2008, respectively, and 2,365 and 1,491 for the six months ended July 4, 2009 and June 28, 2008, respectively.

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

The effective tax rate for the three and six months ended July 4, 2009 was 38.9%. The effective tax rate for the three and six months ended June 28, 2008 was 41.9% and 40.2%, respectively. For the three and six months ended July 4, 2009, the primary differences between the U.S. federal statutory rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower statutory rates in certain foreign jurisdictions. For the three and six months ended June 28, 2008, the primary differences between the U.S. federal statutory rate and the Company’s effective tax rate were state income taxes, increases in valuation allowances and the U.K. VAT adjustment, which caused a shift in the mix of earnings.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

However, with respect to U.K. VAT owed for the period prior to July 1, 2005, HMRC has failed to raise a notice of assessment within the statutory three-year time period. In addition, although HMRC raised notices of assessment against the Company with respect to U.K. VAT due for the periods July 1, 2005 to September 30, 2005 and October 1, 2005 to December 31, 2005, the Company has asserted that these notices of assessment are invalid and should not have been raised on the grounds that they had been raised outside the relevant statutory time limits. HMRC indicated in November 2008 that it agreed with the Company’s assertion that the notice of assessment for the period July 1, 2005 to September 30, 2005 was invalid, and, in February 2009, confirmed that this notice had been formally withdrawn. As a result of the expiration of the statutory time period with respect to U.K. VAT owed prior to October 1, 2005, the Company recorded in the fourth quarter of fiscal 2008 as a benefit to revenue for the periods prior to October 1, 2005 an amount of approximately $9,200 as an offset against reserves previously recorded including in part the charge recorded against revenue in the second quarter of fiscal 2008 for U.K. VAT liability. In March 2009 and in June 2009, HMRC raised notices of assessment against the Company in respect of U.K. VAT due for the periods January 1, 2006 to March 31, 2006 and April 1, 2006 to June 30, 2006, respectively, which the Company similarly believes were raised outside the relevant statutory time limits. The Company intends to vigorously challenge any amount of U.K. VAT that HMRC claims to be owed by it for any period between October 1, 2005 and June 30, 2006. Accordingly, the Company filed notices of appeal with the VAT Tribunal against the U.K. VAT assessments issued for the periods October 1, 2005 to December 31, 2005, January 1, 2006 to March 31, 2006 and April 1, 2006 to June 30, 2006 in March 2009, April 2009 and July 2009, respectively.

U.K. Self-Employment Matter

In July 2007, HMRC issued to the Company notices of determination and decisions that, for the period April 2001 to April 2007, its leaders and certain other service providers should have been classified as employees for tax purposes and, as such, it should have withheld tax from the leaders and certain other service providers pursuant to the “Pay As You Earn,” or PAYE, and national insurance contributions, or NIC, collection rules and remitted such amounts to HMRC. HMRC also issued a claim to the Company in October 2008 in respect of NIC which corresponds to the prior notices of assessment with respect to PAYE previously raised by HMRC. As of July 4, 2009, the assessment associated with the notices of determination and decisions and the claim in respect of NIC was approximately $26,400. It is the Company’s view that the U.K. leaders and other service providers identified by HMRC in its notices and in its claim are self-employed and no withholding by the Company was required. Accordingly, the Company intends to vigorously pursue an appeal of the notices of determination and decisions and the corresponding claim in respect of NIC.

In September 2007, the Company appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by it and, in July 2008, filed this appeal with the U.K. Special Commissioners. The Company’s appeal was heard in June 2009 and is scheduled to continue in October 2009, to consider further evidence and closing submissions from both parties. Although there can be no assurances, the Company believes, based in part upon advice of legal counsel, it will ultimately prevail in its appeal and thus, in accordance with SFAS 5, has not formed the conclusion at this time that it is probable that a loss has been incurred. Accordingly, in accordance with SFAS 5, the Company has not recorded any reserves with respect to this matter. However, as there is a possibility of a loss, the Company believes as of July 4, 2009 that the estimated range of possible loss associated with the notices of determination and decisions and the claim in respect of NIC was between $0 and approximately $26,400; the upper end of this range represents the total amount that HMRC has assessed against the Company as of such date for PAYE and NIC. In addition, although the Company has not yet been assessed by HMRC for any period after April 2007, if the Company was unsuccessful in its appeal, the Company believes it has an additional estimated range of possible loss associated with the notices of determination and decision and the claim in respect of NIC for the period from April 2007 to the end of the second quarter of fiscal 2009 of between $0 and approximately $9,800; the upper end of this range was determined following the methodology utilized by HMRC in its notices of determination and

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

decisions. If the Company’s appeal is unsuccessful, it is possible that the Company’s cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material effect on the Company’s financial condition or ongoing results of operations or cash flows.

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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires companies to recognize the fair value of all derivative instruments as either assets or liabilities on the balance sheet. In accordance with SFAS 133, the Company has designated and accounted for interest rate swaps as cash flow hedges of its variable-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income/(loss) and reclassified into earnings in the periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The fair value of the Company’s interest rate swaps is reported in the derivative payable and prepaid expenses balances on its balance sheet. See Note 13 for a further discussion regarding the fair value of the Company’s interest rate swaps. The net effect of the interest payable and receivable under the Company’s interest rate swaps is included in interest expense on the statement of operations.

As of July 4, 2009 and June 28, 2008, the Company had in effect an interest rate swap with a notional amount of $900,000. In addition, in January 2009, the Company entered into a forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. During the term of this forward-starting interest rate swap, the notional amount will fluctuate. The initial notional amount is $425,000 and the highest notional amount will be $755,000.

The Company is hedging forecasted transactions for periods not exceeding the next five years. At July 4, 2009, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive loss will be reclassified to the statement of operations within the next twelve months.

As of July 4, 2009, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amount of $26,670 ($43,724 before taxes). As of June 28, 2008, cumulative losses for qualifying hedges were reported as a component of accumulated other

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

comprehensive loss in the amount of $15,492 ($25,400 before taxes). For the three and six months ended July 4, 2009 and June 28, 2008, there were no fair value adjustments recorded in the statement of operations since all hedges were considered qualifying.

13.	Fair Value Measurements

On December 30, 2007, the Company adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following table presents the aggregate fair value of the Company’s derivative financial instruments.

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at July 4, 2009	$9,299	—	$9,299	—
Interest rate swap asset at January 3, 2009	$—	—	$—	—
Interest rate swap liability at July 4, 2009	$53,557	—	$53,557	—
Interest rate swap liability at January 3, 2009	$61,532	—	$61,532	—

On February 12, 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 to fiscal 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company adopted this Staff Position beginning December 30, 2007 and began to apply the provisions of SFAS 157 to goodwill and other intangible assets on the first day of fiscal 2009.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Fair Value of Financial Instruments

On April 9, 2009, the FASB issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires disclosures about the fair value of financial instruments for annual and interim reporting periods. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009.

The Company’s significant financial instruments include cash and cash equivalents, long-term debt and interest rate swap agreements.

In evaluating the fair value of cash equivalents, the Company generally uses quoted market prices of the same or similar instruments or calculates an estimated fair value on a discounted cash flow basis using the rates available for instruments with the same remaining maturities. As of July 4, 2009, the fair value of the Company’s cash equivalents approximated their recorded value.

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter. As of July 4, 2009, the fair value of the Company’s long-term debt was approximately $1,424,091.

14.	Comprehensive Income

Comprehensive income includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net income	$57,961	$46,360	$104,766	$103,361
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	2,069	1,044	978	(175)
Current period changes in fair value of derivatives, net of tax	6,560	16,605	10,655	(499)

Total other comprehensive income/(loss)	8,629	17,649	11,633	(674)

Comprehensive income	66,590	64,009	116,399	102,687
Comprehensive loss attributable to the noncontrolling interest	801	278	1,302	644

Comprehensive income attributable to Weight Watchers International, Inc.	$67,391	$64,287	$117,701	$103,331

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.	Segment Data

The Company has two reportable segments: WWI and WW.com. The WWI business has multiple operating segments which have been aggregated into one reportable segment. WWI and WW.com are two separate and distinct businesses for which discrete financial information is available. This discrete financial information is maintained and managed separately and is reviewed regularly by the chief operating decision maker. All intercompany activity is eliminated in consolidation.

Information about the Company’s reportable segments is as follows:

	Three Months Ended July 4, 2009
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$321,796	$50,730	$—	$372,526
Intercompany revenue	4,781	—	(4,781)	—

Total revenue	326,577	50,730	(4,781)	372,526

Depreciation and amortization	5,885	1,368	—	7,253

Operating income	95,587	15,753	—	111,340

Interest expense				16,957
Other income, net				(479)
Provision for taxes				36,901

Net income				$57,961

Total assets	$1,212,349	$170,367	$(297,156)	$1,085,560

	Three Months Ended June 28, 2008
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$349,949	$50,065	$—	$400,014
Intercompany revenue	4,705	—	(4,705)	—

Total revenue	354,654	50,065	(4,705)	400,014

Depreciation and amortization	3,342	2,931	—	6,273

Operating income	82,823	18,450	—	101,273

Interest expense				21,561
Other income, net				(20)
Provision for taxes				33,372

Net income				$46,360

Total assets	$1,267,211	$134,226	$(294,307)	$1,107,130

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended July 4, 2009
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$663,223	$99,881	$—	$763,104
Intercompany revenue	9,362	—	(9,362)	—

Total revenue	672,585	99,881	(9,362)	763,104

Depreciation and amortization	11,438	2,594	—	14,032

Operating income	179,177	26,008	—	205,185

Interest expense				33,698
Other expense, net				25
Provision for taxes				66,696

Net income				$104,766

Total assets	$1,212,349	$170,367	$(297,156)	$1,085,560

	Six Months Ended June 28, 2008
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$740,453	$96,588	$—	$837,041
Intercompany revenue	9,057	105	(9,162)	—

Total revenue	749,510	96,693	(9,162)	837,041

Depreciation and amortization	8,265	4,386	—	12,651

Operating income	188,555	28,730	—	217,285

Interest expense				46,878
Other income, net				(2,455)
Provision for taxes				69,501

Net income				$103,361

Total assets	$1,267,211	$134,226	$(294,307)	$1,107,130

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

NON-GAAP FINANCIAL MEASURES

To supplement the Company’s consolidated statements of operations presented in accordance with accounting principles generally accepted in the United States, or GAAP, the Company has disclosed non-GAAP measures of operating results that exclude or adjust certain items. Net revenues, operating income, net income, diluted earnings per share and other GAAP measures are discussed in this Quarterly Report on Form 10-Q as reported (on a GAAP basis), excluding the impact of the previously disclosed cost savings initiatives from our fiscal 2009 results, and adjusting the fiscal 2008 results to exclude the impact of the previously reported adverse U.K. VAT ruling. Management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of the Company’s business and are useful for period-over-period comparisons of the performance of the Company’s business. While the Company believes that these financial measures are useful in evaluating the Company’s business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies. See “Results of Operations for the Three Months Ended July 4, 2009 Compared to the Three Months Ended June 28, 2008” and “Results of Operations for the Six Months Ended July 4, 2009 Compared to the Six Months Ended June 28, 2008” below for a reconciliation of the non-GAAP financial measures excluding the impact of the cost savings initiatives from our fiscal 2009 results and excluding the impact of the adverse U.K. VAT ruling for certain prior periods from our fiscal 2008 results to the most directly comparable GAAP measures.

USE OF CONSTANT CURRENCY

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this Quarterly Report on Form 10-Q, we calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding or adjusting for the impact of foreign currency. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2008. Our critical accounting policies have not changed since the end of fiscal 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 4, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 28, 2008

For the second quarter of fiscal 2009, our reported revenues were $372.5 million, a decrease of $27.5 million, or 6.9%, as compared to the prior year period. Net income for the second quarter of fiscal 2009 on an as reported basis was $58.8 million, an increase of $12.2 million, or 26.2%, from $46.6 million for the prior year period.

The table below shows our consolidated statements of operations for the three months ended July 4, 2009 versus the three months ended June 28, 2008 on both a GAAP basis and an adjusted basis to further the understanding of our financial results. See discussion of “Non-GAAP Financial Measures” above. In adjusting the statements of operations, we have reflected the impact of two factors: first, in the second quarter of fiscal 2008, we recorded a $30.3 million offset to revenue, which represented the portion of the previously reported adverse U.K. VAT ruling pertaining to periods prior to the second quarter of fiscal 2008; and second, in the second quarter of fiscal 2009, we recorded $2.0 million of restructuring charges associated with the cost savings initiatives previously announced in the first quarter of fiscal 2009. The “As Adjusted” amounts in the table below eliminate these items from both years.

	(In millions, except per share amounts)
	Three Months Ended July 4, 2009			Three Months Ended June 28, 2008
	As Reported	Impact of Restructuring	As Adjusted (1)	As Reported	Impact of U.K. VAT Ruling	As Adjusted (1)
Revenues, net	$372.5	$—	$372.5	$400.0	$30.3	$430.3
Cost of revenues	165.0	—	165.0	190.0	—	190.0

Gross profit	207.5	—	207.5	210.0	30.3	240.3
Marketing expenses	53.2	—	53.2	59.5	—	59.5
Selling, general and administrative expenses	43.0	(2.0)	41.0	49.2	—	49.2

Operating income	111.3	2.0	113.3	101.3	30.3	131.6
Interest expense	16.9	—	16.9	21.6	—	21.6
Other income, net	(0.5)	—	(0.5)	—	—	—

Income before income taxes	94.9	2.0	96.9	79.7	30.3	110.0
Provision for income taxes	36.9	0.8	37.7	33.4	9.7	43.1

Net income	58.0	1.2	59.2	46.3	20.6	66.9
Net loss attributable to the noncontrolling interest	0.8	—	0.8	0.3	—	0.3

Net income attributable to Weight Watchers International, Inc.	$58.8	$1.2	$60.0	$46.6	$20.6	$67.2

Weighted average diluted shares outstanding	77.1	77.1	77.1	79.1	79.1	79.1

Diluted EPS attributable to Weight Watchers International, Inc.	$0.76	$0.02	$0.78	$0.59	$0.26	$0.85

(1)	With respect to the above table, “As Adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of operations to exclude the impact of restructuring charges from the results of operations for the three months ended July 4, 2009 and exclude the impact of the U.K. VAT ruling pertaining to periods prior to the second quarter of fiscal 2008 from the results of operations for the three months ended June 28, 2008. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

After adjusting our fiscal 2008 second quarter revenues for the U.K. VAT ruling, fiscal 2009 second quarter revenues of $372.5 million declined 13.4% compared to $430.3 million in the comparable period of fiscal 2008. The largest component of the decline in revenues in the second quarter of fiscal 2009 versus the prior year period was the unfavorable impact of foreign currency exchange rates, which reduced our revenues by $27.5 million, or 6.4%, accounting for approximately half of the revenue decline. In the second quarter of fiscal 2009, the average exchange rate from the British pound to the U.S. dollar dropped by 20.5% versus the prior year period, from 1.970 to 1.567, and the average exchange rate from the Euro to the U.S. dollar dropped by 12.3% versus the prior year period, from 1.562 to 1.369.

Net income for the second quarter of fiscal 2009 of $58.8 million, including restructuring charges of $1.2 million net of tax, increased $12.2 million, or 26.2%, from $46.6 million for the second quarter of fiscal 2008, which included a $20.6 million negative impact from the U.K. VAT ruling net of tax.

Diluted earnings per share for the second quarter of fiscal 2009 were $0.76, an increase of 28.8% from the second quarter of fiscal 2008 diluted earnings per share of $0.59. When we adjust the second quarter of fiscal 2009 for the $0.02 associated with the restructuring charges and the second quarter of fiscal 2008 for the $0.26 associated with the U.K. VAT ruling, diluted earnings per share for the second quarter of fiscal 2009 were $0.78 versus $0.85 for second quarter of fiscal 2008. After taking into account the negative impact of foreign currency exchange rates which reduced earnings by $0.06 per share, diluted earnings per share for the second quarter of fiscal 2009 were close to last year’s level, at $0.84 versus $0.85.

Components of Revenue and Volumes

For the second quarter of fiscal 2009, global meeting fees were $216.0 million, a decrease of $8.9 million, or 4.0%, from the prior year period. After adjusting the second quarter of fiscal 2008 global meeting fees for the U.K. VAT ruling, global meeting fees for the second quarter of fiscal 2008 were $255.2 million. On a constant currency basis, fiscal 2009 second quarter global meeting fees as compared to the prior year period as adjusted for the U.K. VAT ruling decreased $23.8 million, or 9.3%.

Global meeting paid weeks were 23.1 million in the second quarter of fiscal 2009 versus 24.5 million in the prior year period, a 5.8% decline, while global attendance declined 12.3% to 14.5 million in the second quarter of fiscal 2009 versus 16.6 million in the prior year period. The timing of Easter in fiscal 2009 as compared to fiscal 2008 impacted attendance and paid weeks volumes. The week leading into Easter, which is typically a slow week for the meeting business, was in the second quarter of fiscal 2009 versus in the first quarter of fiscal 2008, resulting in a decline in attendance in the second quarter of fiscal 2009 versus the prior year period. The estimated impact on attendance volume of this timing shift as well as a shift into the second quarter of fiscal 2009 of the July 4th holiday (which fell in the third quarter of fiscal 2008) was approximately 3.3 percentage points of global decline. Adjusting for these timing shifts, global attendance in the second quarter of fiscal 2009 was 9.0% below the prior year period. Declining volume trends in the midst of difficult economic conditions worldwide led to a decline in global meeting fees in the second quarter of fiscal 2009, but the increased acceptance of Monthly Pass in our international markets mitigated part of this revenue decline. We now have Monthly Pass outside the United States, in the United Kingdom, Germany, and Australia, each of which launched in the third quarter of fiscal 2007, and in France, which launched during the second quarter of fiscal 2008. The average meeting fee per attendee in the second quarter of fiscal 2009, which increased 9.5% versus the prior year period on an as reported basis, increased 3.4% excluding the negative impact of foreign currency and adjusting fiscal 2008 for the U.K. VAT ruling.

In NACO, meeting fees for the second quarter of fiscal 2009 were $145.0 million, down $24.2 million, or 14.3%, from $169.2 million for the second quarter of fiscal 2008. Attendances of 8.5 million and paid weeks of 14.6 million declined versus the prior year period, down 14.3% and 10.9%, respectively. Without the benefit of prior year acquisitions, NACO attendances and paid weeks for the second quarter of fiscal 2009 were down approximately 15.8% and 11.8%, respectively. As a result of economic conditions, it is generally acknowledged that consumers have significantly reduced their discretionary spending. We believe this has had the impact of deferring weight loss efforts on the part of some consumers, particularly potential new members, whose decision to spend on any new service or product is likely to be highly scrutinized in this environment.

Our international meeting fees were $71.0 million for the second quarter of fiscal 2009, an increase of $15.3 million, or 27.5%, from the prior year period. After adjusting second quarter of fiscal 2008 for the U.K. VAT ruling, international meeting fees in the quarter were $86.0 million. Compared to the adjusted 2008 amount, second quarter of fiscal 2009 international meeting fees were 17.4% below the prior year period and international meeting fees per attendee declined 9.1%. On a constant currency basis, fiscal 2009 second quarter international meeting fees decreased $0.7 million, or 0.8%, from the prior year period as adjusted for the U.K. VAT ruling. Monthly Pass in the United Kingdom, Germany and France enabled meeting fee per attendee growth in constant currency in our international meeting business in the second quarter of fiscal 2009, which mitigated the impact of an overall international attendance decline of 9.2% in the quarter versus the prior year period. Monthly Pass was a primary driver of a 4.7% increase in total paid weeks in our international meeting business in the second quarter of fiscal 2009 versus the prior year period, with paid weeks in the United Kingdom up 6.9%.

Global product sales for the second quarter of fiscal 2009 were $82.1 million, down $15.8 million, or 16.1%, from $97.9 million in the second quarter of fiscal 2008. Global in-meeting product sales per attendee on an as reported basis declined 3.2% in the second quarter of fiscal 2009 versus the prior year period. On a constant currency basis, global in-meeting product sales per attendee increased 6.9% in the second quarter of fiscal 2009 versus the prior year period. In NACO, following a first quarter where in-meeting product sales per attendee declined versus the prior year period by 8.8%, product sales per attendee in the second quarter of fiscal 2009 increased 4.3% versus the prior year period. As a result of lower attendances, NACO’s total second quarter fiscal 2009 product sales of $43.5 million declined versus the prior year period by 11.8%, or $5.8 million. International in-meeting product sales per attendee declined 11.0% on an as reported basis in the second quarter of fiscal 2009 versus the prior year period. However, despite the unfavorable economic conditions in many of the international countries in which we operate, in-meeting product sales per attendee for the second quarter of fiscal 2009 in our international business grew 7.2% on a constant currency basis versus the prior year period. International product sales in total were $38.6 million in the second quarter of fiscal 2009. On a constant currency basis, international product sales in total for the second quarter of fiscal 2009 were down 4.5% as a result of lower attendances.

Internet revenues, which include subscription revenue from sales of WeightWatchers Online and WeightWatchers eTools as well as Internet advertising revenue, grew $0.8 million, or 1.6%, to $50.2 million for the second quarter of fiscal 2009 from $49.4 million for the second quarter of fiscal 2008. On a constant currency basis, Internet revenues rose 5.7% in the second quarter of fiscal 2009 versus the prior year period. Online signup growth decelerated in the United States in the second quarter of fiscal 2009 versus the prior year period, reflecting both the impact of low consumer confidence and higher online signup growth in the prior year period. Online signup growth in most of our other countries, particularly France and the Netherlands which launched in the first quarter of fiscal 2008, was strong. End-of-period active Weight Watchers Online subscribers increased 7.9%, from 781,000 at June 28, 2008 to 843,000 at July 4, 2009.

Other revenue, comprised primarily of licensing revenues and revenues from our publications, was $20.7 million for the second quarter of fiscal 2009, a decrease of $2.6 million, or 11.2%, from $23.3 million in the second quarter of fiscal 2008. Excluding the negative impact of foreign currency, other revenues were comparable to the prior year period. Our global licensing revenues in the second quarter of fiscal 2009 decreased 6.9% and, on a constant currency basis, increased 2.6% versus the prior year period. Weak economic conditions in the second quarter of fiscal 2009 resulted in a decline in our licensing business across most of our countries with the exception of North America and the United Kingdom.

Franchise royalties for the second quarter of fiscal 2009 were $2.3 million in the United States and $1.2 million internationally, totaling $3.5 million. Total franchise royalties were 22.9% lower in the second quarter of fiscal 2009 versus the prior year period, or 18.7% lower in constant currency. Excluding lost commissions resulting from franchise acquisitions which occurred during fiscal 2008, franchise royalties for the second quarter of fiscal 2009 declined 15.6% on a constant currency basis, with demonstrable impact from the weakened U.S. economy.

Expenses and Margins

Cost of revenues was $165.0 million for the second quarter of fiscal 2009, a decrease of $25.0 million, or 13.2%, from $190.0 million for the second quarter of fiscal 2008. Gross profit margin was 55.7% in the second quarter of fiscal 2009 as compared to 52.5% in the second quarter of fiscal 2008 which was lowered by 340 basis points as a result of the inclusion of the prior periods’ negative impact of the U.K. VAT ruling. Excluding the negative impact of the U.K. VAT ruling, gross margin for the second quarter of fiscal 2008 was 55.9%, 20 basis points above the 55.7% second quarter fiscal 2009 gross margin. This decline in the gross margin for the second quarter of fiscal 2009 resulted from a combination of lower attendance per meeting and in-meeting product promotions, mainly in NACO, which was partially offset by gross margin expansion in WW.com and the positive impact of Monthly Pass on meeting revenue per attendee.

Marketing expenses for the second quarter of fiscal 2009 decreased $6.3 million, or 10.6%, to $53.2 million, from $59.5 million for the second quarter of fiscal 2008. Excluding the impact of foreign currency, marketing expenses decreased $2.8 million, or 4.7%, in the second quarter of fiscal 2009 versus the prior year period. Easter, which is traditionally the kick-off of our spring advertising campaigns around the world, was two weeks later in fiscal 2009 versus fiscal 2008 and resulted in a shift of approximately $5.5 million of advertising expenses into the second quarter of fiscal 2009 when compared to the second quarter of fiscal 2008. This increase in marketing expenses was offset by a combination of advertising rate efficiencies and a decline in marketing spend in some of our European countries. Marketing expenses as a percentage of revenues increased to 14.3% in the second quarter of fiscal 2009 as compared to 13.8% in the prior year period with revenues adjusted for the impact of U.K. VAT ruling.

Selling, general and administrative expenses were $43.0 million for the second quarter of fiscal 2009, including $2.0 million associated with restructuring charges. Excluding restructuring charges, selling, general and administrative expenses were $41.0 million for the second quarter of fiscal 2009 versus $49.2 million for the second quarter of fiscal 2008, a decrease of $8.2 million, or 16.7%, or 11.0% on a constant currency basis. Our selling, general and administrative expenses were 12.3% of revenues for the second quarter of fiscal 2008 on an as reported basis. Excluding the negative impact of foreign currency and restructuring charges from our second quarter of fiscal 2009 results, and the impact of the U.K. VAT ruling from revenues for the second quarter of fiscal 2008, selling, general and administrative expenses were 11.0% of revenues in the second quarter of fiscal 2009 versus 11.4% in the prior year period. Our restructuring and other cost saving efforts have begun to benefit the Company in the second quarter and will continue throughout the year. Versus prior year, selling, general and administrative expenses posted increases in the areas of depreciation associated with our systems infrastructure upgrades, which began in 2007, and investment in our China Joint Venture.

Our operating income for the second quarter of fiscal 2009 was $111.3 million, an increase of $10.0 million, or 9.9%, from the prior year period. Excluding the impact of restructuring charges from the second quarter of fiscal 2009, and after adjusting the second quarter of fiscal 2008 for the U.K. VAT ruling, our operating income for the second quarter of fiscal 2009 declined by $18.3 million, or 13.8%, from $131.6 million in the second quarter of fiscal 2008 to $113.3 million in the second quarter of fiscal 2009. On a constant currency basis, fiscal 2009 second quarter operating income as adjusted for restructuring charges decreased $11.2 million, or 8.5%, versus the prior year period as adjusted for the U.K. VAT ruling. Our reported operating income margin for the second quarter of fiscal 2009 was 29.9%, as compared to 25.3% in the second quarter of fiscal 2008. Excluding the restructuring charges and adjusting second quarter fiscal 2008 for the U.K. VAT ruling, our adjusted operating income margin decreased 20 basis points from 30.6% in the second quarter of fiscal 2008 to 30.4% in the second quarter of fiscal 2009.

Interest expense was $16.9 million for the second quarter of fiscal 2009, a decrease of $4.7 million, or 21.8%, from $21.6 million in the second quarter of fiscal 2008. We benefited from lower LIBOR during the second quarter of fiscal 2009 which resulted in a 101 basis point reduction in our average effective interest rate, down from 5.19% in the second quarter of fiscal 2008 to 4.18% in the second quarter of fiscal 2009. During the second quarter of fiscal 2009, we repaid $38.6 million of our debt outstanding and at the end of second quarter of fiscal 2009 we had $1.530 billion debt outstanding as compared to $1.648 billion at the end of fiscal 2008.

For the second quarter of fiscal 2009, we reported other income of $0.5 million resulting from the impact of foreign currency exchange rates on intercompany transactions.

The effective tax rate on our results for the second quarter of fiscal 2009 was 38.9% versus 41.9% in the second quarter of fiscal 2008. The second quarter fiscal 2008 tax rate was inflated as a result of a change in the geographic mix of our income as a consequence of the $30.3 million offset to revenue for prior periods recorded in the second quarter of fiscal 2008 related to the negative U.K. VAT ruling. For the full fiscal year 2008, the effective tax rate was 39.5%.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 4, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 28, 2008

For the first half of fiscal 2009, our reported revenues were $763.1 million, a decrease of $73.9 million, or 8.8%, as compared to the prior year period. Net income for the first half of fiscal 2009 on an as reported basis was $106.1 million, an increase of $2.1 million, or 2.0%, from $104.0 million for the prior year period.

The table below shows our consolidated statements of operations for the six months ended July 4, 2009 versus the six months ended June 28, 2008 on both a GAAP basis and an adjusted basis to further the understanding of our financial results. See discussion of “Non-GAAP Financial Measures” above. In adjusting the statements of operations, we have reflected the impact of two factors: first, in the first half of fiscal 2008, we recorded a $27.9 million offset to revenue, which represented the portion of the previously reported adverse U.K. VAT ruling pertaining to periods prior to the first half of fiscal 2008; and second, in the first half of fiscal 2009, we recorded $5.1 million of restructuring charges associated with the cost savings initiatives previously announced in the first quarter of fiscal 2009. The “As Adjusted” amounts in the table below eliminate these items from both years.

	(In millions, except per share amounts)
	Six Months Ended July 4, 2009			Six Months Ended June 28, 2008
	As Reported	Impact of Restructuring	As Adjusted (1)	As Reported	Impact of U.K. VAT Ruling	As Adjusted (1)
Revenues, net	$763.1	$—	$763.1	$837.0	$27.9	$864.9
Cost of revenues	343.5	—	343.5	381.1	—	381.1

Gross profit	419.6	—	419.6	455.9	27.9	483.8
Marketing expenses	127.7	—	127.7	146.6	—	146.6
Selling, general and administrative expenses	86.7	(5.1)	81.6	92.0	—	92.0

Operating income	205.2	5.1	210.3	217.3	27.9	245.2
Interest expense	33.7	—	33.7	46.9	—	46.9
Other income, net	—	—	—	(2.5)	—	(2.5)

Income before income taxes	171.5	5.1	176.6	172.9	27.9	200.8
Provision for income taxes	66.7	2.0	68.7	69.5	9.0	78.5

Net income	104.8	3.1	107.9	103.4	18.9	122.3
Net loss attributable to the noncontrolling interest	1.3	—	1.3	0.6	—	0.6

Net income attributable to Weight Watchers International, Inc.	$106.1	$3.1	$109.2	$104.0	$18.9	$122.9

Weighted average diluted shares outstanding	77.1	77.1	77.1	79.5	79.5	79.5

Diluted EPS attributable to Weight Watchers International, Inc.	$1.38	$0.04	$1.42	$1.31	$0.24	$1.55

(1)	With respect to the above table, “As Adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of operations to exclude the impact of restructuring charges from the results of operations for the six months ended July 4, 2009 and exclude the impact of the U.K. VAT ruling pertaining to periods prior to fiscal 2008 from the results of operations for the six months ended June 28, 2008. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

After adjusting our first half of fiscal 2008 revenues for the U.K. VAT ruling, fiscal 2009 first half revenues of $763.1 million declined 11.8% compared to $864.9 million in the comparable period of fiscal 2008. The largest component of the decline in revenues in the first half of fiscal 2009 versus the prior year period was the unfavorable impact of foreign currency exchange rates, which reduced our revenues by $62.9 million, or 7.3%. In the first half of fiscal 2009, the average exchange rate from the British pound to the U.S. dollar dropped by 24.0% versus the prior year period, from 1.975 to 1.502, and the average exchange rate from the Euro to the U.S. dollar dropped by 12.7% versus the prior year period, from 1.531 to 1.337.

Net income for the first half of fiscal 2009 of $106.1 million increased $2.1 million, or 2.0%, from $104.0 million for the first half of fiscal 2008. Net income in the first half of fiscal 2009 was reduced by $3.1 million of after-tax restructuring charges. Net income for the first half of fiscal 2008 was reduced by $18.9 million of after-tax charges related to the U.K. VAT ruling.

Diluted earnings per share for the first half of fiscal 2009 were $1.38, including a $0.04 negative impact of restructuring charges, an increase of 5.3% from diluted earnings per share of $1.31 for the first half of fiscal 2008, which included $0.24 of negative impact of the U.K. VAT ruling. When we adjust the first half of fiscal 2009 for the $0.04 associated with the restructuring charges and the first half of fiscal 2008 for the $0.24 associated with the U.K. VAT ruling, diluted earnings per share for the first half of fiscal 2009 were $1.42 versus $1.55 for first half of fiscal 2008. After taking into account the negative impact of foreign currency exchange rates, which reduced 2009 earnings by a further $0.11 per share, diluted earnings per share for the first half of fiscal 2009 were $1.53, down just $0.02 from $1.55 for the first half of fiscal 2008.

Components of Revenue and Volumes

For the first half of fiscal 2009, global meeting fees were $442.0 million, a decrease of $38.4 million, or 8.0%, from the prior year period. After adjusting the first half of fiscal 2008 global meeting fees for the U.K. VAT ruling, global meeting fees for the first half of fiscal 2008 were $508.3 million. On a constant currency basis, fiscal 2009 first half global meeting fees as compared to the prior year period as adjusted for the U.K. VAT ruling decreased $31.4 million, or 6.2%.

Global meeting paid weeks were 46.9 million in the first half of fiscal 2009 versus 48.7 million in the prior year period, a 3.8% decline, while global attendance declined 8.4% to 31.2 million in the first half of fiscal 2009 versus 34.1 million in the prior year period. Declining volume trends in the midst of difficult economic conditions worldwide led to a decline in global meeting fees in the first half of fiscal 2009, but the increased acceptance of Monthly Pass in our international markets mitigated part of this revenue decline. We now have Monthly Pass outside the United States, in the United Kingdom, Germany, and Australia, each of which launched in the third quarter of fiscal 2007, and in France, which launched during the second quarter of fiscal 2008. The average meeting fee per attendee in the first half of fiscal 2009, which increased 0.4% versus the prior year period on an as reported basis, increased 2.4% excluding the negative impact of foreign currency and adjusting fiscal 2008 for the U.K. VAT ruling.

In NACO, meeting fees for the first half of fiscal 2009 were $301.0 million, down $34.5 million, or 10.3%, from $335.5 million for the first half of fiscal 2008. Attendances of 18.5 million and paid weeks of 29.8 million declined at a similar rate versus the prior year period, down 9.7% and 8.3%, respectively. Without the benefit of prior year acquisitions, NACO attendances and paid weeks for the first half of fiscal 2009 were down approximately 11.4% and 9.3%, respectively. As a result of economic conditions, it is generally acknowledged that consumers have significantly reduced their discretionary spending. We believe this has had the impact of deferring weight loss efforts on the part of some consumers, particularly potential new members, whose decision to spend on any new service or product is likely to be highly scrutinized in this environment.

Our international meeting fees were $141.0 million for the first half of fiscal 2009, a decrease of $3.9 million, or 2.7%, from the prior year period. After adjusting the first half of fiscal 2008 international meeting fees for the U.K. VAT ruling, international meeting fees for the first half of fiscal 2008 were $172.8 million. Compared to this adjusted 2008 amount, first half fiscal 2009 international meeting fees were 18.4% below the prior year period and international meeting fees per attendee declined 12.9%. On a constant currency basis, fiscal 2009 first half international meeting fees increased $0.2 million, or 0.1%, from the prior year period as adjusted for the U.K. VAT ruling. Monthly Pass in the United Kingdom, Germany and France enabled constant currency meeting fee revenue stability in the first half of fiscal 2009, despite the overall international attendance decline of 6.4% in the period versus the prior year period. Monthly Pass was a primary driver of a 5.1% increase in total paid weeks in our international meeting business in the first half of fiscal 2009 versus the prior year period, with paid weeks in the United Kingdom up 7.5% and in Continental Europe up 3.4% versus the prior year period.

Global product sales for the first half of fiscal 2009 were $174.7 million, down $33.3 million, or 16.0%, from $208.0 million in the first half of fiscal 2008. Global in-meeting product sales per attendee on an as reported basis declined 7.1% in the first half of fiscal 2009 versus the prior year period. On a constant currency basis, global in-meeting product sales per attendee, which grew substantially through much of last year, increased 3.7% in the first half of fiscal 2009 versus the prior year period, driven primarily by our international business. In NACO, product sales declined 13.5%, or $14.5 million, in the first half of fiscal 2009 versus the prior year period, to $92.6 million, primarily due to lower attendance and a shift in product mix away from our higher priced enrollment products. Despite the unfavorable economic conditions in many of the international countries in which we operate, international in-meeting product sales per attendee in the first half of fiscal 2009, which declined by 11.8% on an as reported basis versus the prior year period, grew 8.4% on a constant currency basis, with particular strength in the United Kingdom. In the United Kingdom, in-meeting product sales per attendee for the first half of fiscal 2009, which decreased 12.8% versus the prior year period on an as reported basis, increased 15.0% on a constant currency basis. International product sales in total were $82.1 million in the first half of fiscal 2009. On a constant currency basis, international product sales for the first half of 2009 were down 0.2% versus the prior year period.

Internet revenues, which include subscription revenue from sales of Weight Watchers Online and Weight Watchers eTools as well as Internet advertising revenue, grew $3.8 million, or 4.0%, to $98.7 million for the first half of fiscal 2009 from $94.9 million for the first half of fiscal 2008. On a constant currency basis, Internet revenues rose 8.3% in the first half of fiscal 2009 versus the prior year period. Online signup growth decelerated in the United States in the second quarter of fiscal 2009 versus the prior year period, reflecting both the impact of low consumer confidence in 2009 and higher online signup growth in the prior year period. Online signup growth in most of our other countries, particularly France and the Netherlands which launched in the first quarter of fiscal 2008, was strong. End-of-period active Weight Watchers Online subscribers increased 7.9%, from 781,000 at June 28, 2008 to 843,000 at July 4, 2009.

Other revenue, comprised primarily of licensing revenues and revenues from our publications, was $40.1 million for the first half of fiscal 2009, a decrease of $3.9 million, or 8.9%, from $44.0 million in the first half of fiscal 2008. Excluding the negative impact of foreign currency, other revenue increased $0.4 million in the first half of fiscal 2009 versus the prior period. Despite weak economic conditions in the first half of fiscal 2009, our global licensing revenues, which decreased 7.3% on an as reported basis, increased 3.8% on a constant currency basis versus the prior year period. This increase was driven in part by strong growth in licensing revenues in the United Kingdom, which posted higher royalties across many of its licenses, and in the United States, from licenses as well as endorsements.

Franchise royalties for the first half of fiscal 2009 were $5.0 million in the United States and $2.6 million internationally, totaling $7.6 million. Total franchise royalties were 21.6% lower in the first half of fiscal 2009 versus the prior year period, or 17.0% lower in constant currency. Excluding lost commissions resulting from franchise acquisitions which occurred during fiscal 2008, franchise royalties for the first half of fiscal 2008 declined 12.9% on a constant currency basis, with demonstrable impact from the weakened U.S. economy.

Expenses and Margins

Cost of revenues was $343.5 million for the first half of fiscal 2009, a decrease of $37.6 million, or 9.9%, from $381.1 million for the first half of fiscal 2008. Gross profit margin was 55.0% in the first half of fiscal 2009, an increase of 50 basis points from the first half of fiscal 2008. The impact of the U.K. VAT ruling on the first half of fiscal 2008 revenues lowered the gross margin for that period by 140 basis points. Excluding the negative impact of the U.K. VAT ruling from the first half of fiscal 2008, gross margin was 55.9%, 90 basis points above the first half of fiscal 2009 gross margin. The primary factor for the decline in gross margin for the first half of fiscal 2009 versus the prior year period was lower attendance per meeting, partially a result of keeping meetings open for service reasons. In-meeting product promotions also put pressure on gross margin.

Marketing expenses for the first half of fiscal 2009 decreased $18.9 million, or 12.9%, to $127.7 million, from $146.6 million for the first half of fiscal 2008. Excluding the impact of foreign currency, marketing expenses decreased $8.5 million, or 5.8%, in the first half of fiscal 2009 versus the prior year period, the result of a combination of advertising rate efficiencies and lower marketing spend across our geographies. Marketing expenses as a percentage of revenues declined to 16.7% in the first half of fiscal 2009 as compared to 17.5% in the prior year period.

Selling, general and administrative expenses were $86.7 million for the first half of fiscal 2009 versus $92.0 million for the first half of fiscal 2008, a decrease of $5.3 million, or 5.8%. Our selling, general and administrative expenses in the first half of fiscal 2009 include $5.1 million of restructuring charges associated with our cost savings initiatives and also include a $6.5 million benefit from foreign currency translation. Excluding the restructuring charges and the benefit from foreign currency translation, selling, general and administrative expenses were $88.1 million for the first half of fiscal 2009, a decrease of $3.9 million, or 4.3%, from the prior year period, reflecting cost savings from restructuring and other initiatives that have begun to benefit the Company in the second quarter of fiscal 2009. Selling, general and administrative expenses declined despite higher investment with respect to our China Joint Venture and increased depreciation resulting from our information technology investments. On a reported basis, our selling, general and administrative expenses were 11.4% of revenues for the first half of fiscal 2009. Excluding the negative impact of foreign currency and restructuring charges from our first half of fiscal 2009 results and excluding the impact of the U.K. VAT ruling from our first half of fiscal 2008 results, selling, general and administrative expenses were 10.7% of revenues in the first half of fiscal 2009 versus 10.6% in the prior year period.

Our operating income for the first half of fiscal 2009 was $205.2 million, a decrease of $12.1 million, or 5.6%, from the prior year period due mainly to volume declines. Excluding the impact of restructuring charges from the first half of fiscal 2009, and after adjusting the first half of fiscal 2008 for the U.K. VAT ruling, our operating income for the first half of fiscal 2009 declined by $34.9 million, or 14.2%, from $245.2 million in the first half of fiscal 2008 to $210.3 million in the first half of fiscal 2009. On a constant currency basis, first half fiscal 2009 operating income as adjusted for restructuring charges decreased $21.8 million, or 8.9%, versus the prior year period as adjusted for the U.K. VAT ruling. Our operating income margin for the first half of fiscal 2009 on a reported basis was 26.9%, an increase of 90 basis points from 26.0% for the first half of fiscal 2008. Excluding the restructuring charges in the first half of fiscal 2009 and adjusting the second quarter of fiscal 2008 for the U.K. VAT ruling, our adjusted operating income margin declined 80 basis points from 28.4% in the first half of fiscal 2008 to 27.6% in the first half of fiscal 2009 due primarily to gross margin decline.

Interest expense was $33.7 million for the first half of fiscal 2009, a decrease of $13.2 million, or 28.1%, from $46.9 million in the first half of fiscal 2008. Mainly as a result of lower market rates, our average effective interest rate declined 149 basis points, down from 5.60% in the first half of fiscal 2008 to 4.11% in the first half of fiscal 2009. In addition to the reduction in LIBOR, the first half of fiscal 2009 average effective interest rate declined as a result of a 25 basis point drop in our interest rate spread over LIBOR for the Term Loan A, Additional Term Loan A and Revolver (See “Liquidity and Capital Resources—Long-Term Debt” for additional details), which took effect at the end of

February 2008 when our net debt to EBITDA ratio dropped below 3.5 times. We made debt payments of $117.3 million in the first half of fiscal 2009 reducing our debt outstanding under our credit facility at the end of the first half of fiscal 2009 to $1.530 billion as compared to $1.648 billion at the end of fiscal 2008.

We reported other income of $2.5 million, in the first half of fiscal 2008 primarily resulting from the impact of foreign currency exchange rates on intercompany transactions.

The effective tax rate on our results for the first half of fiscal 2009 was 38.9% versus 40.2% in the first half of fiscal 2008. First half fiscal 2008 tax rate was inflated as a result of a change in the geographic mix of our income as a consequence of the $27.9 million offset to revenue for prior periods recorded in the second quarter of fiscal 2008 related to the negative U.K. VAT ruling. For the full fiscal year 2008, the effective tax rate was 39.5%.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

For the six months ended July 4, 2009, cash and cash equivalents were $53.2 million, an increase of $5.9 million from the end of fiscal 2008. Cash flows provided by operating activities were $162.2 million, exceeding the period’s $106.1 million net income by $56.1 million. The excess of cash over net income arose from changes in our working capital, as described below under “Balance Sheet”, and differences between book and cash taxes. Net cash used for investing and financing activities combined totaled $159.4 million. Investing activities, consisting primarily of capital spending, utilized $13.6 million. Net cash used for financing activities totaled $145.8 million, including dividend payments of $27.1 million and long-term debt payments of $117.3 million.

For the six months ended June 28, 2008, cash and cash equivalents were $74.4 million, an increase of $34.6 million from the end of fiscal 2007. Cash flows provided by operating activities were $178.0 million, exceeding the period’s $104.0 million net income by $74.0 million. The excess of cash over net income arose from changes in our working capital and differences between book and cash taxes. Funds used for investing and financing activities combined totaled $145.4 million. Investing activities utilized $53.9 million, including $39.7 million for franchise acquisitions and $14.3 million for capital spending. Cash used for financing activities totaled $91.5 million, including $53.5 million used to repurchase 1.2 million shares of our common stock, dividend payments of $27.9 million and long-term debt payments of $17.6 million.

Balance Sheet

Comparing our balance sheet at July 4, 2009 with that at January 3, 2009, our cash balance increased by $5.9 million. Our working capital deficit at July 4, 2009 was $309.8 million, including $53.2 million of cash (as noted above), as compared to $270.1 million at January 3, 2009, including $47.3 million of cash. Excluding the change in cash, the working capital deficit increased by $45.6 million during the first half of fiscal 2009.

Of the $45.6 million increase in negative working capital, approximately $26.3 million represented increases in the current portion of our long-term debt, $24.4 million was due to lower prepaid and deferred income taxes, and $13.7 million related to operational items. Partially offsetting this increase in negative working capital was a decrease of approximately $17.3 million due to changes in the fair value of our interest rate swaps resulting from fluctuations in the interest rate yield curve, and a $1.5 million decrease in the U.K. VAT liability. The $13.7 million net increase in negative working capital related to operational items is consistent with the normal seasonality of our business and includes $23.4 million of higher deferred revenue for member prepayments associated with our commitment plans and an $11.9 million lower inventory balance, partially offset by $19.2 million lower net payables and accrued expenses and a $2.4 million increase in the receivables balance.

Long-Term Debt

As of July 4, 2009, our credit facility consisted of a term loan facility consisting of two tranche A facilities, or Term Loan A and Additional Term Loan A, and a tranche B facility, or Term Loan B, in an aggregate original principal amount of $1,550.0 million and a revolving credit facility, or the Revolver, in the amount of up to $500.0 million, collectively, the WWI Credit Facility. At July 4, 2009, we had $1,530.3 million outstanding under the WWI Credit Facility with an additional $372.1 million of availability under the Revolver.

At July 4, 2009 and January 3, 2009, our debt consisted entirely of variable-rate instruments. Interest rate swaps are entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt was approximately 1.7% and 4.7% per annum at July 4, 2009 and January 3, 2009, respectively.

The following schedule sets forth our long-term debt obligations and interest rates at July 4, 2009:

Long-Term Debt

At July 4, 2009

(Balances in millions)

	Balance	Interest Rate
Revolver due 2011	$124.0	1.36%
Term Loan A due 2011	271.3	1.31%
Additional Term Loan A due 2013	647.5	1.63%
Term Loan B due 2014	487.5	1.97%

Total Debt	1,530.3
Less Current Portion	188.8

Total Long-Term Debt	$1,341.5

At July 4, 2009, the Term Loan A, Additional Term Loan A and the Revolver bore interest at a rate equal to LIBOR plus 1.0% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreements). At July 4, 2009, the Term Loan B bore interest at a rate equal to LIBOR plus 1.5% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreements). In addition to paying interest on outstanding principal under the WWI Credit Facility, we are required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at a rate equal to 0.20% per year at July 4, 2009.

The WWI Credit Facility contains customary covenants, including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy financial condition tests. At July 4, 2009, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and we expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

On June 26, 2009, we amended the WWI Credit Facility to allow us to make loan modification offers to all lenders of any tranche of term loans or revolving loans to extend the maturity date of such loans and/or reduce or eliminate the scheduled amortization. Any such loan modifications would be effective only with respect to such tranche of term loans or revolving loans and only with respect to those lenders that accept our offer. Loan modification offers may be accompanied by increased pricing and/or fees payable to accepting lenders. This amendment also provides for up to an additional $200.0 million of incremental term loan financing through the creation of a new tranche of term loans, provided that the aggregate principal amount of such new term loans cannot exceed the amount then outstanding under our existing revolving credit facility. In addition, the proceeds from such new tranche of term loans must be used solely to repay certain outstanding revolving loans and permanently reduce the commitments of certain revolving lenders. In connection with this amendment, we incurred fees of approximately $4.0 million during the second quarter of fiscal 2009.

On March 20, 2008, Standard & Poor’s affirmed its “BB+” rating on the WWI Credit Facility. On March 30, 2009, Moody’s affirmed its “Ba1” rating for the WWI Credit Facility.

The following schedule sets forth our year-by-year debt obligations:

Total Debt Obligation

(Including Current Portion)

As of July 4, 2009

(in millions)

Remainder of fiscal 2009	$81.3
Fiscal 2010	215.0
Fiscal 2011	479.0
Fiscal 2012	229.0
Fiscal 2013	61.0
Thereafter	465.0

Total	$1,530.3

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate. We believe that cash flows from operating activities, together with borrowings available under our Revolver, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

Dividends

We have issued a quarterly cash dividend of $0.175 per share of our common stock every quarter beginning with the first quarter of fiscal 2006. Prior to these dividends, we had not declared or paid any cash dividends on our common stock since our acquisition by Artal Group S.A. and its parents and subsidiaries, or Artal, in 1999.

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

Stock Transactions

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding $250.0 million to this program. No shares will be purchased from Artal under the program. We repurchased no shares of our common stock during the three months ended July 4, 2009.

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

Based on the amount of our variable rate debt and interest swap agreements as of July 4, 2009, a hypothetical 50 basis point increase or decrease in interest rates on our variable debt would increase or decrease our annual interest expense by approximately $3.2 million.

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

However, with respect to U.K. VAT owed for the period prior to July 1, 2005, HMRC has failed to raise a notice of assessment within the statutory three-year time period. In addition, although HMRC raised notices of assessment against us with respect to U.K. VAT due for the periods July 1, 2005 to September 30, 2005 and October 1, 2005 to December 31, 2005, we have asserted that these notices of assessment are invalid and should not have been raised on the grounds that they had been raised outside the relevant statutory time limits. HMRC indicated in November 2008 that it agreed with our assertion that the notice of assessment for the period July 1, 2005 to September 30, 2005 was invalid, and, in February 2009, confirmed that this notice had been formally withdrawn. As a result of the expiration of the statutory time period with respect to U.K. VAT owed prior to October 1, 2005, we recorded in the fourth quarter of fiscal 2008 as a benefit to revenue for the periods prior to October 1, 2005 an amount of approximately $9.2 million as an offset against reserves previously recorded including in part the charge recorded against revenue in the second quarter of fiscal 2008 for U.K. VAT liability. In March 2009 and in June 2009, HMRC raised notices of assessment against us in respect of U.K. VAT due for the periods January 1, 2006 to March 31, 2006 and April 1, 2006 to June 30, 2006, respectively, which we similarly believe were raised outside the relevant statutory time limits. We intend to vigorously challenge any amount of U.K. VAT that HMRC claims to be owed by us for any period between October 1, 2005 and June 30, 2006. Accordingly, we filed notices of appeal with the VAT Tribunal against the U.K. VAT assessments issued for the periods October 1, 2005 to December 31, 2005, January 1, 2006 to March 31, 2006 and April 1, 2006 to June 30, 2006 in March 2009, April 2009 and July 2009, respectively.

U.K. Self-Employment Matter

In July 2007, HMRC issued to us notices of determination and decisions that, for the period April 2001 to April 2007, our leaders and certain other service providers should have been classified as employees for tax purposes and, as such, it should have withheld tax from the leaders and certain other service providers pursuant to the “Pay As You Earn,” or PAYE, and national insurance contributions, or NIC, collection rules and remitted such amounts to HMRC. HMRC also issued a claim to us in October

2008 in respect of NIC which corresponds to the prior notices of assessment with respect to PAYE previously raised by HMRC. As of July 4, 2009, the assessment associated with the notices of determination and decisions and the claim in respect of NIC was approximately $26.4 million. It is our view that the U.K. leaders and other service providers identified by HMRC in its notices and in its claim are self-employed and no withholding by us was required. Accordingly, we intend to vigorously pursue an appeal of the notices of determination and decisions and the corresponding claim in respect of NIC.

In September 2007, we appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by it and, in July 2008, filed this appeal with the U.K. Special Commissioners. Our appeal was heard in June 2009 and is scheduled to continue in October 2009, to consider further evidence and closing submissions from both parties. Although there can be no assurances, we believe, based in part upon advice of legal counsel, we will ultimately prevail in our appeal and thus, in accordance with SFAS 5, have not formed the conclusion at this time that it is probable that a loss has been incurred. Accordingly, in accordance with SFAS 5, we have not recorded any reserves with respect to this matter. However, as there is a possibility of a loss, we believe as of July 4, 2009 that the estimated range of possible loss associated with the notices of determination and decisions and the claim in respect of NIC was between $0 and approximately $26.4 million; the upper end of this range represents the total amount that HMRC has assessed against us as of such date for PAYE and NIC. In addition, although we have not yet been assessed by HMRC for any period after April 2007, if we were unsuccessful in our appeal, we believe we have an additional estimated range of possible loss associated with the notices of determination and decision and the claim in respect of NIC for the period from April 2007 to the end of the second quarter of fiscal 2009 of between $0 and approximately $9.8 million; the upper end of this range was determined following the methodology utilized by HMRC in its notices of determination and decisions. If our appeal is unsuccessful, it is possible that our cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material effect on our financial condition or ongoing results of operations or cash flows.

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

The Company’s Annual Meeting of Shareholders was held on Monday, May 11, 2009 in New York, New York, at which time the following matters were submitted to a vote of the shareholders:

(a)	Votes regarding the election of three Class II Directors for a term expiring in 2012 were as follows:

Class II Directors (term expiring in 2012)	For	Withheld
Marsha Johnson Evans	66,790,944	8,134,927
Sacha Lainovic	62,176,869	12,749,002
Christopher J. Sobecki	62,174,211	12,751,660

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Class III Directors (term expiring in 2010)
Philippe J. Amouyal
David P. Kirchhoff
Kimberly Roy Tofalli

Class I Directors (term expiring in 2011)
Raymond Debbane
John F. Bard
Jonas M. Fajgenbaum

(b)	Votes regarding ratification of the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for fiscal 2009 were as follows:

For	Against	Abstentions	Broker Non-votes
74,663,918	257,589	4,364	N/A

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit 10.1	Second Amendment, dated as of June 26, 2009, to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., as borrower, the lenders party thereto, and The Bank of Nova Scotia, as the administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on July 1, 2009, and incorporated herein by reference).

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: August 13, 2009	By:	/s/ DAVID P. KIRCHHOFF
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2009	By:	/s/ ANN M. SARDINI
Ann M. Sardini
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1	Second Amendment, dated as of June 26, 2009, to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., as borrower, the lenders party thereto, and The Bank of Nova Scotia, as the administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on July 1, 2009, and incorporated herein by reference).

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.