Form 10-Q
period 2009-10-03
WEIGHT WATCHERS INTERNATIONAL INC
filed 2009-11-12
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

The number of shares of common stock outstanding as of October 30, 2009 was 77,022,566.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	October 3, 2009	January 3, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,791	$47,322
Receivables, net	38,422	37,850
Inventories, net	23,201	40,121
Prepaid income taxes	13,940	29,782
Deferred income taxes	21,761	32,331
Prepaid expenses and other current assets	27,931	37,635

TOTAL CURRENT ASSETS	188,046	225,041

Property and equipment, net	36,988	37,508
Franchise rights acquired	755,736	743,572
Goodwill	51,359	51,296
Trademarks and other intangible assets, net	33,830	33,531
Deferred income taxes	—	8,105
Deferred financing costs and other noncurrent assets	10,766	7,699

TOTAL ASSETS	$1,076,725	$1,106,752

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$201,875	$162,500
Accounts payable	24,053	33,151
Dividend payable	13,758	13,876
Derivative payable	51,073	61,532
U.K. VAT liability	36,596	42,905
Accrued liabilities	103,144	107,031
Income taxes payable	5,795	14,083
Deferred revenue	80,894	60,046

TOTAL CURRENT LIABILITIES	517,188	495,124

Long-term debt	1,272,750	1,485,000
Deferred income taxes	22,941	2,685
Other	12,059	10,932

TOTAL LIABILITIES	1,824,938	1,993,741

TOTAL DEFICIT
Dividend to Artal Luxembourg S.A.	(304,835)	(304,835)
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	—	—
Treasury stock, at cost, 34,973 shares at October 3, 2009 and 35,067 shares at January 3, 2009	(1,684,449)	(1,684,828)
Retained earnings	1,252,995	1,131,080
Accumulated other comprehensive loss	(16,016)	(28,933)

TOTAL WEIGHT WATCHERS INTERNATIONAL, INC. DEFICIT	(752,305)	(887,516)
Noncontrolling interest	4,092	527

TOTAL DEFICIT	(748,213)	(886,989)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,076,725	$1,106,752

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	October 3, 2009	September 27, 2008
Meeting fees, net	$191,481	$213,206
Product sales and other, net	83,294	91,748
Internet revenues	49,719	47,664

Revenues, net	324,494	352,618

Cost of meetings, products and other	137,102	149,395
Cost of Internet revenues	9,397	8,798

Cost of revenues	146,499	158,193

Gross profit	177,995	194,425

Marketing expenses	35,807	39,958
Selling, general and administrative expenses	40,948	46,631

Operating income	101,240	107,836

Interest expense	16,677	21,342
Other (income)/expense, net	(425)	1,191

Income before income taxes	84,988	85,303

Provision for income taxes	33,040	33,151

Net income	51,948	52,152
Net loss attributable to the noncontrolling interest	621	518

Net income attributable to Weight Watchers International, Inc.	$52,569	$52,670

Earnings per share attributable to Weight Watchers International, Inc.
Basic	$0.68	$0.68

Diluted	$0.68	$0.67

Weighted average common shares outstanding
Basic	77,010	77,897

Diluted	77,157	78,123

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended
	October 3, 2009	September 27, 2008
Meeting fees, net	$633,424	$693,572
Product sales and other, net	305,794	353,523
Internet revenues	148,380	142,564

Revenues, net	1,087,598	1,189,659

Cost of meetings, products and other	462,347	512,699
Cost of Internet revenues	27,614	26,579

Cost of revenues	489,961	539,278

Gross profit	597,637	650,381

Marketing expenses	163,545	186,583
Selling, general and administrative expenses	127,667	138,677

Operating income	306,425	325,121

Interest expense	50,375	68,220
Other income, net	(400)	(1,264)

Income before income taxes	256,450	258,165

Provision for income taxes	99,736	102,652

Net income	156,714	155,513
Net loss attributable to the noncontrolling interest	1,923	1,162

Net income attributable to Weight Watchers International, Inc.	$158,637	$156,675

Earnings per share attributable to Weight Watchers International, Inc.
Basic	$2.06	$1.99

Diluted	$2.06	$1.98

Weighted average common shares outstanding
Basic	76,996	78,735

Diluted	77,096	79,011

Dividends declared per common share	$0.53	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

	Weight Watchers International, Inc.
					Accumulated Other Comprehensive Loss	Dividend to Artal Luxembourg, S.A.	Retained Earnings	Noncontrolling Interest
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balance at December 29, 2007	111,988	$—	32,578	$(1,570,054)	$(1,654)	$(304,835)	$950,213	$—	$(926,330)

Investment by the noncontrolling interest								2,511	2,511
Comprehensive income/(loss):
Net income/(loss)							204,331	(1,984)	202,347
Translation adjustment, net of taxes of $3,028					(4,949)				(4,949)
Change in fair value of derivatives accounted for as hedges, net of taxes of $14,278					(22,330)				(22,330)

Total comprehensive income/(loss)								(1,984)	175,068

Issuance of treasury stock under stock plans			(297)	1,199			6,302		7,501
Tax benefit of restricted stock units vested and stock options exercised							13,621		13,621
Cash dividends declared							(54,689)		(54,689)
Purchase of treasury stock			2,786	(115,973)					(115,973)
Compensation expense on share-based awards							11,302		11,302

Balance at January 3, 2009	111,988	$—	35,067	$(1,684,828)	$(28,933)	$(304,835)	$1,131,080	$527	$(886,989)

Investment by the noncontrolling interest								5,488	5,488
Comprehensive income/(loss):
Net income/(loss)							158,637	(1,923)	156,714
Translation adjustment, net of taxes of ($4,133)					6,465				6,465
Change in fair value of derivatives accounted for as hedges, net of taxes of ($4,125)					6,452				6,452

Total comprehensive income/(loss)								(1,923)	169,631

Issuance of treasury stock under stock plans			(94)	379			(1,512)		(1,133)
Tax shortfall of restricted stock units vested and stock options exercised							(1,266)		(1,266)
Cash dividends declared							(40,478)		(40,478)
Compensation expense on share-based awards							6,534		6,534

Balance at October 3, 2009	111,988	$—	34,973	$(1,684,449)	$(16,016)	$(304,835)	$1,252,995	$4,092	$(748,213)

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	October 3, 2009	September 27, 2008
Cash provided by operating activities	$242,234	$234,124

Investing activities:
Capital expenditures	(9,643)	(13,115)
Capitalized software expenditures	(5,367)	(6,313)
Website development expenditures	(4,115)	(4,426)
Cash paid for acquisitions	—	(39,660)
Other items, net	(43)	(210)

Cash used for investing activities	(19,168)	(63,724)

Financing activities:
Proceeds from new term loans	—	20,000
Payments of long-term debt	(172,875)	(25,625)
Proceeds from stock options exercised	30	8,016
Tax benefit from restricted stock units vested and stock options exercised	—	92
Repurchase of treasury stock	—	(115,973)
Payment of dividends	(40,597)	(41,589)
Deferred financing costs	(4,043)	—
Investment and advances from noncontrolling interest	5,733	4,843

Cash used for financing activities	(211,752)	(150,236)

Effect of exchange rate changes on cash/cash equivalents and other	4,155	(2,182)

Net increase in cash and cash equivalents	15,469	17,982
Cash and cash equivalents, beginning of period	47,322	39,823

Cash and cash equivalents, end of period	$62,791	$57,805

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

The Company adopted new accounting guidance related to noncontrolling interests on January 4, 2009. This guidance establishes accounting and reporting standards for noncontrolling interests, previously referred to as minority interests. In accordance with the provisions of this guidance, the financial statements for the comparable prior periods as shown in this Quarterly Report on Form 10-Q have been restated to conform to the presentation requirements of this guidance.

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

2.	Summary of Significant Accounting Policies

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification has become the single source of authoritative U.S. GAAP recognized by the FASB to be applied to financial statements issued for periods ending after September 15, 2009. The Codification does not change U.S. GAAP and does not affect the Company’s financial position, results of operations or liquidity.

In May 2009, new accounting guidance was issued which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In that regard, the Company performed an evaluation of subsequent events through November 12, 2009, the date the financial statements were issued.

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

The Company adopted the provisions of new accounting guidance related to business combinations on January 4, 2009, the first day of fiscal 2009. This guidance establishes principles and requirements for how the acquirer (a) recognizes and measures the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired; and (c) determines what information to disclose. The Company will apply the provisions of this guidance for business combinations with an acquisition date on or after January 4, 2009.

4.	China Joint Venture

On February 5, 2008, Weight Watchers Asia Holdings Ltd. (“Weight Watchers Asia”), a direct wholly-owned subsidiary of the Company, and Danone Dairy Asia, an indirect wholly-owned subsidiary of Groupe DANONE S.A., entered into a joint venture agreement to establish a weight management business in the People’s Republic of China. Pursuant to the terms of the joint venture agreement, Weight Watchers Asia and Danone Dairy Asia own 51% and 49%, respectively, of the China Joint Venture. Because the Company has a direct controlling financial interest in the China Joint Venture, it began to consolidate this entity in the first quarter of fiscal 2008.

5.	Goodwill and Intangible Assets

For the nine months ended October 3, 2009, the change in goodwill is due to foreign currency fluctuations. The Company’s goodwill by reportable segment at October 3, 2009 was $25,159 related to its WWI segment and $26,200 related to its WW.com segment. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the nine months ended October 3, 2009, the change in franchise rights acquired is due to foreign currency fluctuations.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $3,535 and $9,996 for the three and nine months ended October 3, 2009, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $2,909 and $8,067 for the three and nine months ended September 27, 2008, respectively.

The carrying amount of finite-lived intangible assets as of October 3, 2009 and January 3, 2009 was as follows:

	October 3, 2009		January 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred software costs	$44,893	$24,023	$39,027	$17,408
Trademarks	9,409	8,496	9,287	8,233
Website development costs	28,858	17,756	25,847	15,995
Other	5,742	4,797	5,741	4,735

	$88,902	$55,072	$79,902	$46,371

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2009	$3,602
Fiscal 2010	$12,691
Fiscal 2011	$10,089
Fiscal 2012	$4,294
Fiscal 2013	$1,594

During the second quarter of fiscal 2009, the Company performed an interim impairment test of its goodwill and franchise rights acquired balances. The results of this interim impairment test indicated that no impairment existed.

6.	Long-Term Debt

The Company’s credit agreement consists of a term loan facility consisting of two tranche A facilities (“Term Loan A” and “Additional Term Loan A”), and a tranche B facility (“Term Loan B”), in an aggregate original principal amount of $1,550,000 and a revolving credit facility (the “Revolver”), of up to $500,000. The term loan facility and the Revolver are referred to in these notes collectively as the “WWI Credit Facility.” At October 3, 2009, the Company had $1,474,625 outstanding under the WWI Credit Facility with an additional $387,027 of availability under the Revolver.

At October 3, 2009, the Term Loan A, Additional Term Loan A and the Revolver bore interest at a rate equal to LIBOR plus 1.0% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility agreements). At October 3, 2009, the Term Loan B bore interest at a rate equal to LIBOR plus 1.5% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility agreements). In addition to paying interest on outstanding principal under the WWI Credit Facility, the Company is required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at a rate equal to 0.20% per annum at October 3, 2009.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At October 3, 2009, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

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

On October 9, 2003, the Company, at the direction of its Board of Directors, authorized a program to repurchase up to $250,000 of the Company’s outstanding common stock. On each of June 13, 2005 and May 25, 2006, the Company, at the direction of its Board of Directors, authorized adding $250,000 to the program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Group S.A. (together with its parents and subsidiaries, “Artal”) under the program.

During the nine months ended October 3, 2009, the Company repurchased no shares of its common stock. During the nine months ended September 27, 2008, the Company purchased 2,786 shares of its common stock at a total cost of $115,973.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Numerator:
Net income attributable to Weight Watchers International, Inc.	$52,569	$52,670	$158,637	$156,675

Denominator:
Weighted average shares of common stock outstanding	77,010	77,897	76,996	78,735
Effect of dilutive common stock equivalents	147	226	100	276

Weighted average diluted common shares outstanding	77,157	78,123	77,096	79,011

EPS attributable to Weight Watchers International, Inc.:
Basic	$0.68	$0.68	$2.06	$1.99
Diluted	$0.68	$0.67	$2.06	$1.98

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 1,971 and 1,791 for the three months ended October 3, 2009 and September 27, 2008, respectively, and 2,399 and 1,582 for the nine months ended October 3, 2009 and September 27, 2008, respectively.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.	Income Taxes

The effective tax rate for both the three and nine months ended October 3, 2009 was 38.9%. The effective tax rate for the three and nine months ended September 27, 2008 was 38.9% and 39.8%, respectively. For the three and nine months ended October 3, 2009, the primary differences between the U.S. federal statutory rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower statutory rates in certain foreign jurisdictions. For the three and nine months ended September 27, 2008, the primary differences between the U.S. federal statutory rate and the Company’s effective tax rate were state income taxes, increases in valuation allowances and the U.K. VAT adjustment, which caused a shift in the mix of earnings.

11.	Legal

U.K. VAT Matter

In July 2006, the Company filed an amended notice of appeal with the U.K. VAT and Duties Tribunal, or VAT Tribunal, appealing a ruling by Her Majesty’s Revenue and Customs, or HMRC, that from April 1, 2005 Weight Watchers meeting fees in the United Kingdom should be fully subject to 17.5% standard rated value added tax, or VAT. For over a decade prior to April 1, 2005, HMRC had determined that Weight Watchers meeting fees in the United Kingdom were only partially subject to 17.5% VAT. In March 2007, the VAT Tribunal ruled that Weight Watchers meeting fees in the United Kingdom should only be partially subject to 17.5% VAT. The VAT Tribunal’s ruling was appealed by HMRC to the High Court of Justice Chancery Division, or the High Court, in May 2007, and in January 2008 the High Court denied HMRC’s appeal in part and allowed HMRC’s appeal in part. In April 2008, the Company filed an appeal to the Court of Appeal in part against the High Court’s ruling and HMRC also filed an appeal to the Court of Appeal in part against the High Court’s ruling. In June 2008, the Court of Appeal issued a ruling that Weight Watchers meeting fees in the United Kingdom were fully subject to 17.5% VAT, thus reversing in its entirety the VAT Tribunal’s 2007 decision in the Company’s favor. In July 2008, the Company sought permission from the U.K. House of Lords to appeal the Court of Appeal’s ruling, which permission was denied in January 2009.

In light of the Court of Appeal’s ruling that Weight Watchers meeting fees in the United Kingdom were fully subject to 17.5% VAT and in accordance with accounting guidance for contingencies, the Company recorded a charge of approximately $32,500 as an offset to revenue in the second quarter of fiscal 2008 for U.K. VAT liability (including interest) in excess of reserves previously recorded. Beginning in the third quarter of fiscal 2008, in accordance with accounting guidance for contingencies, the Company recorded as an offset to revenue VAT charges associated with U.K. meeting fees as earned, consistent with the Court of Appeal’s ruling.

However, with respect to U.K. VAT owed for the period prior to July 1, 2005, HMRC has failed to raise a notice of assessment within the statutory three-year time period. In addition, although HMRC raised notices of assessment against the Company with respect to U.K. VAT due for the periods July 1, 2005 to September 30, 2005 and October 1, 2005 to December 31, 2005, the Company has asserted that these notices of assessment are invalid and should not have been raised on the grounds that they had been raised outside the relevant statutory time limits. HMRC indicated in November 2008 that it agreed with the Company’s assertion that the notice of assessment for the period July 1, 2005 to September 30, 2005 was invalid, and, in February 2009, confirmed that this notice had been formally withdrawn. As a result of the expiration of the statutory time period with respect to U.K. VAT owed prior to October 1, 2005, the Company recorded in the fourth quarter of fiscal 2008 as a benefit to revenue for the periods prior to October 1, 2005 an amount of approximately $9,200 as an offset against reserves previously recorded including in part the charge recorded against revenue in the second quarter of fiscal 2008 for U.K. VAT liability. In March 2009, June 2009 and September 2009, HMRC raised notices of assessment against the Company in respect of U.K. VAT due for the periods January 1, 2006 to March 31, 2006, April 1, 2006 to June 30, 2006 and July 1, 2006 to September 30, 2006, respectively, which the Company similarly believes were raised outside the relevant statutory time limits. The Company intends to vigorously

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

challenge any amount of U.K. VAT that HMRC claims to be owed by it for any period between October 1, 2005 and September 30, 2006. Accordingly, the Company filed notices of appeal with the VAT Tribunal against the U.K. VAT assessments issued for the periods October 1, 2005 to December 31, 2005, January 1, 2006 to March 31, 2006, April 1, 2006 to June 30, 2006 and July 1, 2006 to September 30, 2006 in March 2009, April 2009, July 2009 and October 2009, respectively.

U.K. Self-Employment Matter

In July 2007, HMRC issued to the Company notices of determination and decisions that, for the period April 2001 to April 2007, its leaders and certain other service providers should have been classified as employees for tax purposes and, as such, it should have withheld tax from the leaders and certain other service providers pursuant to the “Pay As You Earn,” or PAYE, and national insurance contributions, or NIC, collection rules and remitted such amounts to HMRC. HMRC also issued a claim to the Company in October 2008 in respect of NIC which corresponds to the prior notices of assessment with respect to PAYE previously raised by HMRC. As of October 3, 2009, the assessment associated with the notices of determination and decisions and the claim in respect of NIC was approximately $25,700. It is the Company’s view that the U.K. leaders and other service providers identified by HMRC in its notices and in its claim are self-employed and no withholding by the Company was required. Accordingly, the Company intends to vigorously pursue an appeal of the notices of determination and decisions and the corresponding claim in respect of NIC.

In September 2007, the Company appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by it and, in July 2008, filed this appeal with the U.K. Special Commissioners. The Company’s appeal was heard by the U.K. Special Commissioners in June 2009 and October 2009. Although there can be no assurances, the Company believes, based in part upon advice of legal counsel, it will ultimately prevail in its appeal and thus, in accordance with accounting guidance for contingencies, has not formed the conclusion at this time that it is probable that a loss has been incurred. Accordingly, in accordance with accounting guidance for contingencies, the Company has not recorded any reserves with respect to this matter. However, as there is a possibility of a loss, the Company believes as of October 3, 2009 that the estimated range of possible loss associated with the notices of determination and decisions and the claim in respect of NIC was between $0 and approximately $25,700; the upper end of this range represents the total amount that HMRC has assessed against the Company as of such date for PAYE and NIC. In addition, although the Company has not yet been assessed by HMRC for any period after April 2007, if it were unsuccessful in its appeal, the Company believes it would have an additional estimated range of possible loss associated with the notices of determination and decisions and the claim in respect of NIC for the period from April 2007 to the end of the third quarter of fiscal 2009 of between $0 and approximately $10,600; the upper end of this range was determined following the methodology utilized by HMRC in its notices of determination and decisions. If the Company’s appeal is unsuccessful, it is possible that its cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material effect on the Company’s financial condition or ongoing results of operations or cash flows.

Sabatino v. Weight Watchers North America, Inc.

In September 2009, the Company was served with a lawsuit that was filed in the Superior Court of California by one of its former leaders alleging violations of certain California wage and hour laws on behalf of herself, and, if approved by the Court, other leaders and those employees who have performed the location coordinator function in California since September 17, 2005. In this matter, the plaintiff is seeking unpaid wages and certain other damages. In October 2009, the Company answered the complaint and removed the case to the U.S. District Court for the Northern District of California. Although the

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Company disagrees with the allegations that it has violated California wage and hour laws and it believes it has valid defenses with respect to this matter, litigation is inherently unpredictable. At this time, it is not possible to determine the outcome of this action and the Company has not made any provision for losses in connection with it.

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

The Company recognizes the fair value of all derivative instruments as either assets or liabilities on the balance sheet. The Company has designated and accounted for interest rate swaps as cash flow hedges of its variable-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income/(loss) and reclassified into earnings in the periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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

As of October 3, 2009 and September 27, 2008, the Company had in effect an interest rate swap with a notional amount of $900,000. In addition, in January 2009, the Company entered into a forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. During the term of this forward-starting interest rate swap, the notional amount will fluctuate. The initial notional amount is $425,000 and the highest notional amount will be $755,000.

The Company is hedging forecasted transactions for periods not exceeding the next five years. At October 3, 2009, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive loss will be reclassified to the statement of operations within the next twelve months.

As of October 3, 2009, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amount of $30,874 ($50,616 before taxes). As of September 27, 2008, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amount of $16,121 ($26,431 before taxes). For the three and nine months ended October 3, 2009 and September 27, 2008, there were no fair value adjustments recorded in the statement of operations since all hedges were considered qualifying and effective.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.	Fair Value Measurements

Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

When measuring fair value, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value of Financial Instruments

On April 9, 2009, accounting guidance was issued which requires disclosures about the fair value of financial instruments for annual and interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009.

The Company’s significant financial instruments include long-term debt and interest rate swap agreements.

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter. As of October 3, 2009, the fair value of the Company’s long-term debt was approximately $1,402,948.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table presents the aggregate fair value of the Company’s derivative financial instruments.

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at October 3, 2009	$51,073	—	$51,073	—
Interest rate swap liability at January 3, 2009	$61,532	—	$61,532	—

On February 12, 2008, accounting guidance was issued which delayed the application of fair value measurement rules to fiscal 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company adopted this guidance beginning December 30, 2007, the first day of fiscal 2008, and began to apply the fair value measurement rules to goodwill and other intangible assets on the first day of fiscal 2009.

14.	Comprehensive Income

Comprehensive income includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net income	$51,948	$52,152	$156,714	$155,513
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	5,487	(2,105)	6,465	(2,280)
Current period changes in fair value of derivatives, net of tax	(4,203)	(628)	6,452	(1,127)

Total other comprehensive income/(loss)	1,284	(2,733)	12,917	(3,407)

Comprehensive income	53,232	49,419	169,631	152,106
Comprehensive loss attributable to the noncontrolling interest	621	518	1,923	1,162

Comprehensive income attributable to Weight Watchers International, Inc.	$53,853	$49,937	$171,554	$153,268

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.	Segment Data

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

Information about the Company’s reportable segments is as follows:

	Three Months Ended October 3, 2009
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$274,440	$50,054	$—	$324,494
Intercompany revenue	4,826	—	(4,826)	—

Total revenue	279,266	50,054	(4,826)	324,494

Depreciation and amortization	6,608	1,212	—	7,820

Operating income	84,438	16,802	—	101,240

Interest expense				16,677
Other income, net				(425)
Provision for taxes				33,040

Net income				$51,948

Total assets	$1,180,602	$190,430	$(294,307)	$1,076,725

	Three Months Ended September 27, 2008
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$304,418	$48,200	$—	$352,618
Intercompany revenue	4,556	—	(4,556)	—

Total revenue	308,974	48,200	(4,556)	352,618

Depreciation and amortization	4,912	1,704	—	6,616

Operating income	92,138	15,698	—	107,836

Interest expense				21,342
Other expense, net				1,191
Provision for taxes				33,151

Net income				$52,152

Total assets	$1,248,480	$156,226	$(294,307)	$1,110,399

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended October 3, 2009
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$937,663	$149,935	$—	$1,087,598
Intercompany revenue	14,188	—	(14,188)	—

Total revenue	951,851	149,935	(14,188)	1,087,598

Depreciation and amortization	18,046	3,806	—	21,852

Operating income	263,615	42,810	—	306,425

Interest expense				50,375
Other income, net				(400)
Provision for taxes				99,736

Net income				$156,714

	Nine Months Ended September 27, 2008
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,044,871	$144,788	$—	$1,189,659
Intercompany revenue	13,613	105	(13,718)	—

Total revenue	1,058,484	144,893	(13,718)	1,189,659

Depreciation and amortization	14,630	4,637	—	19,267

Operating income	280,693	44,428	—	325,121

Interest expense				68,220
Other income, net				(1,264)
Provision for taxes				102,652

Net income				$155,513

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

Weight Watchers International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q unless the context indicates otherwise: “we,” “us,” “our” and the “Company” refer to Weight Watchers International, Inc. and all of its subsidiaries consolidated for purposes of its financial statements, including WeightWatchers.com, Inc. and all of its subsidiaries; “Weight Watchers International” and “WWI” refer to Weight Watchers International, Inc. and all of its subsidiaries other than WeightWatchers.com, Inc. and all of its subsidiaries; “WW.com” refers to WeightWatchers.com, Inc. and all of its subsidiaries; “NACO” refers to our North American Company-owned meeting operations; and “China Joint Venture” refers to Weight Watchers Danone China Limited and all of its subsidiaries.

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

NON-GAAP FINANCIAL MEASURES

To supplement the Company’s consolidated statements of operations presented in accordance with accounting principles generally accepted in the United States, or GAAP, the Company has disclosed non-GAAP measures of operating results that exclude or adjust certain items. Net revenues, operating income, net income, diluted earnings per share and other GAAP measures are discussed in this Quarterly Report on Form 10-Q as reported (on a GAAP basis), excluding the impact of the previously disclosed cost savings initiatives from our fiscal 2009 results, and adjusting the fiscal 2008 results to exclude the impact of the previously reported adverse U.K. VAT ruling. Management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of the Company’s business and are useful for period-over-period comparisons of the performance of the Company’s business. While the Company believes that these financial measures are useful in evaluating the Company’s business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies. See “Results of Operations for the Nine Months Ended October 3, 2009 Compared to the Nine Months Ended September 27, 2008” below for a reconciliation of the non-GAAP financial measures excluding the impact of the cost savings initiatives from our fiscal 2009 results and excluding the impact of the adverse U.K. VAT ruling for certain prior periods from our fiscal 2008 results to the most directly comparable GAAP measures.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 3, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 27, 2008

The table below shows our consolidated statements of operations for the three months ended October 3, 2009 versus the three months ended September 27, 2008.

	(In millions, except per share amounts)
	Three Months Ended October 3, 2009	Three Months Ended September 27, 2008
Revenues, net	$324.5	$352.6
Cost of revenues	146.5	158.2

Gross profit	178.0	194.4
Marketing expenses	35.8	40.0
Selling, general and administrative expenses	41.0	46.6

Operating income	101.2	107.8
Interest expense	16.7	21.3
Other (income)/expense, net	(0.5)	1.2

Income before income taxes	85.0	85.3
Provision for income taxes	33.0	33.1

Net income	52.0	52.2
Net loss attributable to the noncontrolling interest	0.6	0.5

Net income attributable to Weight Watchers International, Inc.	$52.6	$52.7

Weighted average diluted shares outstanding	77.2	78.1

Diluted EPS attributable to Weight Watchers International, Inc.	$0.68	$0.67

Fiscal 2009 third quarter revenues of $324.5 million declined 8.0% compared to $352.6 million in the comparable period of fiscal 2008. Part of the decline in the quarter versus the prior year period resulted from unfavorable foreign currency exchange rates which reduced revenues by 3.3%, or $11.5 million. In the third quarter of fiscal 2009, the average exchange rate from the British pound to the U.S. dollar dropped by 13.3% versus the prior year period, from 1.8903 to 1.6386, and the average exchange rate from the Euro to the U.S. dollar dropped by 4.5% versus the prior year period, from 1.5017 to 1.4338. On a constant currency basis, third quarter fiscal 2009 revenues declined 4.7% versus the prior year period. This compares to a decline in revenues on a constant currency basis of 7.0% in the second quarter of fiscal 2009 versus the prior year period as adjusted to exclude the impact of the $30.3 million offset to revenue recorded in connection with the U.K. VAT ruling related to periods prior to the second quarter of fiscal 2008. Similar to the economic environment we have been experiencing all year, consumer discretionary spending in the third quarter of fiscal 2009 remained depressed. The improvement in trend in our revenue performance versus prior year periods from second to third quarter of fiscal 2009, while likely partially the result of some relative improvement in the economic environment, we believe was primarily driven by business actions such as certain promotional activities.

Net income for the third quarter of fiscal 2009 of $52.6 million decreased slightly, by $0.1 million, or 0.2%, from $52.7 million in the third quarter of fiscal 2008. Diluted earnings per share for the third quarter of fiscal 2009 were $0.68 as compared to $0.67 in the third quarter of fiscal 2008. After taking into account the negative impact of foreign currency exchange rates, which reduced earnings by $0.03 per share, diluted earnings per share for the third quarter of fiscal 2009 were $0.71, an increase of 6.0% from $0.67 in the comparable prior year quarter.

Components of Revenue and Volumes

For the third quarter of fiscal 2009, global meeting fees were $191.5 million, a decrease of $21.7 million, or 10.2%, from the prior year period. On a constant currency basis, fiscal 2009 third quarter global meeting fees as compared to the prior year period declined $15.2 million, or 7.1%, as difficult economic conditions worldwide continued to impact our business.

Global meeting paid weeks were 20.3 million in the third quarter of fiscal 2009 versus 21.1 million in the prior year period, a 3.8% decline. Global attendance in the third quarter of fiscal 2009 declined at a higher rate of 7.4% versus the prior year period, to 12.2 million in the third quarter of fiscal 2009 versus 13.1 million in the third quarter of fiscal 2008. It is generally acknowledged that consumers have significantly reduced their discretionary spending as a result of economic conditions. We believe this has had the impact of deferring weight loss efforts on the part of some consumers. The decline in global attendance in the third quarter of fiscal 2009 versus the prior year period was, however, an improvement in trend as compared to our second quarter fiscal 2009 global attendance. The second quarter fiscal 2009 global attendance was 12.3% below the prior year period partially as a result of the shift of the Easter holiday timing. The improvement in trend was primarily the result of 6.0% attendance volume growth in the United Kingdom in the third quarter of fiscal 2009 versus the comparable prior year period, fueled by expanded marketing activity and promotions.

The global average meeting fee per attendee in the third quarter of fiscal 2009, which declined 3.0% versus the prior year period including the negative impact of foreign currency translation, increased only marginally on a constant currency basis by 0.3% versus the prior year period. Introductory promotional pricing for Monthly Pass in the United States, which had a beneficial impact on enrollment trends, reduced our average meeting fee per attendee, offsetting the impact of higher average meeting fee per attendee internationally which was driven by increasing acceptance of Monthly Pass in our international markets. As Monthly Pass penetration increases in a market, it typically drives an increase in average meeting fee per attendee because not all members who purchase it will attend all meetings for which they have paid.

In NACO, meeting fees for the third quarter of fiscal 2009 were $126.3 million, a decline of $19.3 million, or 13.3%, from $145.6 million for the third quarter of fiscal 2008. For the full quarter, attendances of 7.2 million and paid weeks of 12.8 million declined versus the prior year period by 11.1% and 10.6%, respectively. In September 2009, NACO launched its first new major price promotion other than a free registration promotion which has been part of our seasonal marketing campaigns for many years. This new promotion lowered our third quarter fiscal 2009 meeting fees by approximately 1.0%, but had an immediate, positive effect on our enrollment trends and on shifting members from the pay-as-you-go payment model into Monthly Pass. Members who purchase Monthly Pass on average have a longer tenure and are thus more profitable to us. We believe that the benefits of this promotion will be realized in future quarters.

Our international meeting fees were $65.2 million for the third quarter of fiscal 2009, a decrease of $2.4 million, or 3.6%, from the prior year period, but an increase of $3.7 million, or 5.5%, on a constant currency basis. While international meeting fee per attendee declined 2.2% for the third quarter of fiscal 2009 versus the prior year period, international meeting fee per attendee on a constant currency basis grew 7.0% which was driven by Monthly Pass in the United Kingdom, Germany and France. This growth mitigated the impact on revenue of an overall international attendance decline of 1.4% in the third quarter of fiscal 2009 versus the prior year period. Monthly Pass was also the primary driver of a 10.6% increase in total paid weeks in our international meeting business in the third quarter of fiscal 2009 versus the prior year period, with paid weeks in the United Kingdom up 17.1% and in Continental Europe up 4.8%.

Global product sales for the third quarter of fiscal 2009 were $61.2 million, a decline of $7.4 million, or 10.8%, from $68.6 million in the third quarter of fiscal 2008. Global in-meeting product sales per attendee declined 2.5% in the third quarter of fiscal 2009 versus the prior year period, but increased 2.6% on a constant currency basis. As a result of lower attendances, NACO’s third quarter fiscal 2009 in-meeting product sales of $26.8 million declined versus the prior year period by 5.3%, or $1.5 million; however, in-meeting product sales per attendee increased 6.5% versus the prior year period, primarily as a result of new consumable product launches. International in-meeting product sales per attendee declined

12.6% in the third quarter of fiscal 2009 versus the prior year period and declined 3.6% on a constant currency basis. In Continental Europe, we are in the pre-launch stage for a new program innovation which we expect to launch by the end of 2009. This decline in in-meeting product sales per attendee reflects our planned run down of inventory in Continental Europe in preparation for the upcoming launch of this new program innovation. In contrast, our other international markets showed growth on a constant currency basis. International product sales in total were $29.6 million in the third quarter of fiscal 2009, a decline of 14.0% versus the prior year period, or 5.5% on a constant currency basis.

Internet revenues, which include subscription revenues from sales of WeightWatchers Online and WeightWatchers eTools as well as Internet advertising revenues, grew $2.0 million, or 4.2%, to $49.7 million for the third quarter of fiscal 2009 from $47.7 million for the third quarter of fiscal 2008. On a constant currency basis, Internet revenues rose 6.7% in the third quarter of fiscal 2009 versus the prior year period. Promotional activities in some of our international countries helped to drive third quarter fiscal 2009 online sign-up growth of 10.1% versus the prior year period. End-of-period active Weight Watchers Online subscribers increased 9.3%, from 755,000 at September 27, 2008 to 825,000 at October 3, 2009.

Other revenue, comprised primarily of licensing revenues and revenues from our publications, was $19.2 million for the third quarter of fiscal 2009, a decrease of $0.6 million, or 3.0%, from $19.8 million in the third quarter of fiscal 2008. Excluding the negative impact of foreign currency, other revenues were up 1.2%, slightly higher than the prior year period. Our global licensing revenues in the third quarter of fiscal 2009 decreased 5.6% on an as reported basis and 1.3% on a constant currency basis versus the prior year period. NACO licensing revenues declined 11.4% in the third quarter of fiscal 2009 versus the prior year period; however, excluding revenues from two of our licensing partners, one with whom we restructured our relationship and the other who experienced a change in ownership, NACO licensing revenues in the third quarter of fiscal 2009 would have increased versus the prior year period. While international licensing revenues declined 1.5% in the third quarter of fiscal 2009 versus the prior year period, international licensing revenues on a constant currency basis increased 8.0% versus the prior year period, with the United Kingdom maintaining strong performance, but some of our Continental European countries continuing to be especially impacted by the weak economy.

Franchise royalties for the third quarter of fiscal 2009 were $1.9 million in the United States and $1.0 million internationally. Total franchise royalties of $2.9 million were 13.3% lower in the third quarter of fiscal 2009 versus the prior year period, or 12.4% lower in constant currency, reflecting the weakened U.S. economy.

Expenses and Margins

Cost of revenues was $146.5 million for the third quarter of fiscal 2009, a decrease of $11.7 million, or 7.4%, from $158.2 million for the third quarter of fiscal 2008. Gross profit margin was 54.9% in the third quarter of fiscal 2009 as compared to 55.1% in the third quarter of fiscal 2008. The decline in the gross margin that resulted from a combination of lower attendance per meeting and in-meeting product promotions, mainly in NACO, was mostly offset by gross margin expansion in WW.com and the positive impact of Monthly Pass on international meeting revenue per attendee.

Marketing expenses for the third quarter of fiscal 2009 decreased $4.2 million, or 10.5%, to $35.8 million, from $40.0 million for the third quarter of fiscal 2008. Excluding the impact of foreign currency, marketing expenses decreased $3.3 million, or 8.1%, in the third quarter of fiscal 2009 versus the prior year period partially as a result of advertising rate efficiencies. In addition, in Continental Europe, we shifted marketing expenses in fiscal 2009 from the third quarter to the fourth quarter in further support of the launch of our new program innovation. Marketing expenses as a percentage of revenues decreased to 11.0% in the third quarter of fiscal 2009 as compared to 11.3% in the prior year period.

Selling, general and administrative expenses were $41.0 million for the third quarter of fiscal 2009 versus $46.6 million for the third quarter of fiscal 2008, a decrease of $5.6 million, or 12.0%, or 9.6% on a constant currency basis. Selling, general and administrative expenses were 12.6% of revenues in the third quarter of fiscal 2009 versus 13.2% in the prior year period. Our restructuring and other cost saving efforts have continued to benefit the Company in the third quarter of fiscal 2009 and will continue throughout the year.

Our operating income for the third quarter of fiscal 2009 was $101.2 million, a decrease of $6.6 million, or 6.1%, from $107.8 million in the third quarter of fiscal 2008. On a constant currency basis, fiscal 2009 third quarter operating income decreased $2.9 million, or 2.7%, versus the prior year period. Our operating income margin for the third quarter of fiscal 2009 was 31.2%, an increase of 60 basis points versus 30.6% in the third quarter of fiscal 2008. This margin expansion resulted from lower marketing and selling, general and administrative expenses as a percentage of revenues.

Interest expense was $16.7 million for the third quarter of fiscal 2009, a decrease of $4.6 million, or 21.6%, from $21.3 million in the third quarter of fiscal 2008. We benefited from a lower LIBOR during the third quarter of fiscal 2009 which resulted in a 91 basis point reduction in our average effective interest rate, a decline from 5.10% in the third quarter of fiscal 2008 to 4.19% in the third quarter of fiscal 2009. During the third quarter of fiscal 2009, we repaid $55.6 million of our debt outstanding, and at the end of the third quarter of fiscal 2009, we had $1.475 billion debt outstanding as compared to $1.648 billion at the end of fiscal 2008.

For the third quarter of fiscal 2009, we reported other income of $0.5 million, as compared to other expense of $1.2 million in the third quarter of fiscal 2008. The change resulted primarily from the impact of foreign currency exchange rates on intercompany transactions.

The effective tax rate on our results for the third quarter of fiscal 2009 was 38.9%, the same rate as the third quarter of fiscal 2008.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 3, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 27, 2008

For the first nine months of fiscal 2009, our reported revenues were $1,087.6 million, a decrease of $102.1 million, or 8.6%, as compared to the prior year period. Net income for the first nine months of fiscal 2009 was $158.6 million, an increase of $1.9 million, or 1.2%, from $156.7 million for the prior year period.

The table below shows our consolidated statements of operations for the nine months ended October 3, 2009 versus the nine months ended September 27, 2008 on both a GAAP basis and an adjusted basis to further the understanding of our financial results. See discussion of “Non-GAAP Financial Measures” above. In adjusting the statements of operations, we have reflected the impact of two factors: first, in the first nine months of fiscal 2008, we recorded a $27.9 million offset to revenue, which represented the portion of the previously reported adverse U.K. VAT ruling pertaining to periods prior to the first nine months of fiscal 2008; and second, in the first nine months of fiscal 2009, we recorded $5.1 million of restructuring charges associated with the cost savings initiatives previously announced in the first quarter of fiscal 2009. The “As Adjusted” amounts in the table below eliminate these items from both years.

	(In millions, except per share amounts)
	Nine Months Ended October 3, 2009			Nine Months Ended September 27, 2008
	As Reported	Impact of Restructuring	As Adjusted (1)	As Reported	Impact of U.K. VAT Ruling	As Adjusted (1)
Revenues, net	$1,087.6	$—	$1,087.6	$1,189.7	$27.9	$1,217.6
Cost of revenues	490.0	—	490.0	539.3	—	539.3

Gross profit	597.6	—	597.6	650.4	27.9	678.3
Marketing expenses	163.5	—	163.5	186.6	—	186.6
Selling, general and administrative expenses	127.7	(5.1)	122.6	138.7	—	138.7

Operating income	306.4	5.1	311.5	325.1	27.9	353.0
Interest expense	50.4	—	50.4	68.2	—	68.2
Other income, net	(0.4)	—	(0.4)	(1.3)	—	(1.3)

Income before income taxes	256.4	5.1	261.5	258.2	27.9	286.1
Provision for income taxes	99.7	2.0	101.7	102.7	9.0	111.7

Net income	156.7	3.1	159.8	155.5	18.9	174.4
Net loss attributable to the noncontrolling interest	1.9	—	1.9	1.2	—	1.2

Net income attributable to Weight Watchers International, Inc.	$158.6	$3.1	$161.7	$156.7	$18.9	$175.6

Weighted average diluted shares outstanding	77.1	77.1	77.1	79.0	79.0	79.0

Diluted EPS attributable to Weight Watchers International, Inc.	$2.06	$0.04	$2.10	$1.98	$0.24	$2.22

(1)	With respect to the above table, “As Adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of operations to exclude the impact of restructuring charges from the results of operations for the nine months ended October 3, 2009 and exclude the impact of the U.K. VAT ruling pertaining to periods prior to fiscal 2008 from the results of operations for the nine months ended September 27, 2008. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

After adjusting the first nine months of fiscal 2008 revenues for the U.K. VAT ruling, revenues for the first nine months of fiscal 2009 of $1,087.6 million declined 10.7% compared to $1,217.6 million in the comparable period of fiscal 2008. The largest component of the decline in revenues in the first nine months of fiscal 2009 versus the prior year period was the unfavorable impact of foreign currency exchange rates, which reduced our revenues by $75.9 million, or 6.2%. In the first nine months of fiscal 2009, the average exchange rate from the British pound to the U.S. dollar dropped by 20.5% versus the prior year period, from 1.9465 to 1.5472, and the average exchange rate from the Euro to the U.S. dollar dropped by 10.0% versus the prior year period, from 1.5211 to 1.3692.

Net income for the first nine months of fiscal 2009 of $158.6 million increased $1.9 million, or 1.2%, from $156.7 million for the first nine months of fiscal 2008. Net income in the first nine months of fiscal 2009 was reduced by $3.1 million of after-tax restructuring charges and net income for the first nine months of fiscal 2008 was reduced by $18.9 million of after-tax charges related to the U.K. VAT ruling.

Diluted earnings per share for the first nine months of fiscal 2009 were $2.06, an increase of 4.0% from diluted earnings per share of $1.98 for the first nine months of fiscal 2008. When we adjust the first nine months of fiscal 2009 for $0.04 associated with the restructuring charges and the first nine months of fiscal 2008 for $0.24 associated with the U.K. VAT ruling, diluted earnings per share for the first nine months of fiscal 2009 were $2.10 versus $2.22 for the first nine months of fiscal 2008. The impact of foreign currency exchange rates reduced the first nine months of fiscal 2009 diluted earnings per share by a further $0.15. Excluding this negative foreign currency exchange impact, adjusted diluted earnings per share for the first nine months of fiscal 2009 were $2.25, up $0.03 from adjusted diluted earnings per share of $2.22 for the first nine months of fiscal 2008.

Components of Revenue and Volumes

For the first nine months of fiscal 2009, global meeting fees were $633.4 million, a decrease of $60.2 million, or 8.7%, from the prior year period. After adjusting the first nine months of fiscal 2008 for the U.K. VAT ruling, global meeting fees were $721.5 million. On a constant currency basis, global meeting fees in the first nine months of fiscal 2009 as compared to the prior year period, as adjusted for the U.K. VAT ruling, decreased $46.7 million, or 6.5%.

Global meeting paid weeks were 67.2 million in the first nine months of fiscal 2009 versus 69.8 million in the prior year period, a 3.8% decline, while global attendance declined 8.1% to 43.4 million in the first nine months of fiscal 2009 versus 47.2 million in the prior year period. Declining volume trends in the midst of difficult economic conditions worldwide led to a decline in global meeting fees in the first nine months of fiscal 2009, but the increased acceptance of Monthly Pass in our international markets mitigated part of this revenue decline. We now have Monthly Pass outside the United States, in the United Kingdom, Germany, and Australia, each of which launched in the third quarter of fiscal 2007, and in France, which launched during the second quarter of fiscal 2008. The global average meeting fee per attendee in the first nine months of fiscal 2009, which decreased 0.6% versus the prior year period, increased 1.8% excluding the negative impact of foreign currency and adjusting the first nine months of fiscal 2008 for the U.K. VAT ruling.

In NACO, meeting fees for the first nine months of fiscal 2009 were $427.3 million, a decline of $53.9 million, or 11.2%, from $481.2 million for the first nine months of fiscal 2008. Attendances of 25.7 million and paid weeks of 42.6 million declined at a similar rate versus the prior year period, declining 10.1% and 9.0%, respectively. Without the benefit of prior year acquisitions, NACO attendances and paid weeks for the first nine months of fiscal 2009 declined approximately 11.3% and 9.7%, respectively. As a result of economic conditions, it is generally acknowledged that consumers have significantly reduced their discretionary spending. We believe this has had the impact of deferring weight loss efforts on the part of some consumers, particularly potential new members, whose decision to spend on any new service or product is likely to be highly scrutinized in this environment.

Our international meeting fees were $206.1 million for the first nine months of fiscal 2009, a decrease of $6.3 million, or 3.0%, from the prior year period. After adjusting the first nine months of fiscal 2008 for the U.K. VAT ruling, international meeting fees were $240.3 million for that period. Compared to this adjusted 2008 amount, international meeting fees in the first nine months of fiscal 2009 were 14.2% below the prior year period and international meeting fees per attendee declined 9.7%. On a constant currency basis, international meeting fees in the first nine months of fiscal 2009 increased $4.0 million, or 1.7%, from the prior year period as adjusted for the U.K. VAT ruling. Monthly Pass in the United Kingdom, Germany and France enabled constant currency meeting fee revenue stability in the first nine months of fiscal 2009, despite the overall international attendance decline of 5.0% in the period versus the prior year period. Monthly Pass was a primary driver of a 6.7% increase in total paid weeks in our international meeting business in the first nine months of fiscal 2009 versus the prior year period, with paid weeks in the United Kingdom increasing 10.3% and in Continental Europe increasing 3.8% versus the prior year period.

Global product sales for the first nine months of fiscal 2009 were $235.8 million, a decline of $40.8 million, or 14.8%, from $276.6 million in the first nine months of fiscal 2008. Global in-meeting product sales per attendee declined 6.0% in the first nine months of fiscal 2009 versus the prior year period. On a constant currency basis, global in-meeting product sales per attendee, which grew substantially through much of last year, increased 3.4% in the first nine months of fiscal 2009 versus the prior year period, driven primarily by our international business. In NACO, in-meeting product sales declined 10.6%, or $12.3 million, in the first nine months of fiscal 2009 versus the prior year period, to $103.6 million, primarily due to lower attendance and a shift in product mix away from our higher priced enrollment products. Despite the unfavorable economic conditions in many of the international countries in which we operate, and the lower in-meeting product sales per attendee in Continental Europe resulting from our planned run down of inventory in preparation for the upcoming launch of our new program innovation, international in-meeting product sales per attendee in the first nine months of fiscal 2009, which declined by 12.1% versus the prior year period, grew 5.1% on a constant currency basis. In the United Kingdom, sales were strong. While on a reported basis in-meeting product sales per attendee in the United Kingdom for the first nine months of fiscal 2009 declined versus the prior year period, they increased on a constant currency basis. International product sales in total were $111.6 million in the first nine months of fiscal 2009 versus $135.3 million in the prior year period. On a constant currency basis, total international product sales for the first nine months of 2009 were down 1.6% versus the prior year period.

Internet revenues, which include subscription revenues from sales of Weight Watchers Online and Weight Watchers eTools as well as Internet advertising revenues, grew $5.8 million, or 4.1%, to $148.4 million for the first nine months of fiscal 2009 from $142.6 million for the first nine months of fiscal 2008. On a constant currency basis, Internet revenues rose 8.5% in the first nine months of fiscal 2009 versus the prior year period. Online signup growth decelerated in the United States in the first nine months of fiscal 2009 versus the prior year period, reflecting both the impact of low consumer confidence in 2009 and higher online signup growth in the prior year period. Internationally, online signup growth was driven by successful marketing campaigns and promotions. End-of-period active Weight Watchers Online subscribers increased 9.3%, from 755,000 at September 27, 2008 to 825,000 at October 3, 2009.

Other revenue, comprised primarily of licensing revenues and revenues from our publications, was $59.5 million for the first nine months of fiscal 2009, a decrease of $4.3 million, or 6.7%, from $63.8 million in the first nine months of fiscal 2008. Excluding the negative impact of foreign currency, other revenue increased $0.8 million in the first nine months of fiscal 2009 versus the prior year period. Despite weak economic conditions in the first nine months of fiscal 2009, our global licensing revenues, which decreased 6.5%, increased 2.2% on a constant currency basis versus the prior year period. While licensing revenues in the United Kingdom have been strong, economic conditions have tempered growth in our licensing business elsewhere during the first nine months of fiscal 2009.

Franchise royalties for the first nine months of fiscal 2009 were $6.9 million in the United States and $3.6 million internationally. Total franchise royalties of $10.5 million were 19.8% lower in the first nine months of fiscal 2009 versus the prior year period, or 15.8% lower in constant currency. Excluding lost commissions resulting from franchise acquisitions which occurred during fiscal 2008, franchise royalties for the first nine months of fiscal 2009 declined 12.8% on a constant currency basis versus the prior year period, with demonstrable impact from the weakened U.S. economy.

Expenses and Margins

Cost of revenues was $490.0 million for the first nine months of fiscal 2009, a decrease of $49.3 million, or 9.1%, from $539.3 million for the first nine months of fiscal 2008. Gross profit margin was 55.0% for the first nine months of fiscal 2009, an increase of 30 basis points from the first nine months of fiscal 2008. The impact of the U.K. VAT ruling on the first nine months of fiscal 2008 revenues lowered the gross margin for that period by 100 basis points. Excluding that impact, gross margin for the first nine months of fiscal 2008 was 55.7%, 70 basis points above a 55.0% gross margin for the first nine months of fiscal 2009. The primary factor for the decline in gross margin for the first nine months of fiscal 2009 versus the prior year period was lower attendance per meeting.

In-meeting product promotions also put pressure on gross margin.

Marketing expenses for the first nine months of fiscal 2009 decreased $23.1 million, or 12.4%, to $163.5 million, from $186.6 million for the first nine months of fiscal 2008. Excluding the impact of foreign currency, marketing expenses decreased $11.6 million, or 6.2%, in the first nine months of fiscal 2009 versus the prior year period, the result of a combination of advertising rate efficiencies and cost containment efforts in the meeting business across our geographies, particularly in Continental Europe. Marketing expenses as a percentage of revenues declined to 15.0% in the first nine months of fiscal 2009 as compared to 15.7% in the prior year period.

Selling, general and administrative expenses were $127.7 million for the first nine months of fiscal 2009 versus $138.7 million for the first nine months of fiscal 2008, a decrease of $11.0 million, or 7.9%. Our selling, general and administrative expenses in the first nine months of fiscal 2009 included $5.1 million of restructuring charges associated with our cost savings initiatives and also included a $7.7 million benefit from foreign currency translation. Excluding the restructuring charges and the benefit from foreign currency translation, selling, general and administrative expenses were $130.3 million for the first nine months of fiscal 2009, a decrease of $8.4 million, or 6.1%, from the prior year period, reflecting cost savings from restructuring and other initiatives that began to have an impact in the second quarter of fiscal 2009. Selling, general and administrative expenses declined despite higher investment with respect to our China Joint Venture and increased depreciation resulting from our information technology investments. On a reported basis, our selling, general and administrative expenses were 11.7% of revenues for the first nine months of fiscal 2009. Excluding the negative impact of foreign currency and restructuring charges from our first nine months of fiscal 2009 results and excluding the impact of the U.K. VAT ruling from our first nine months of fiscal 2008 results, selling, general and administrative expenses declined as a percentage of revenues to 11.2% in the first nine months of fiscal 2009 versus 11.4% in the prior year period.

Our operating income for the first nine months of fiscal 2009 was $306.4 million, a decrease of $18.7 million, or 5.8%, from the prior year period. Excluding the impact of restructuring charges from the first nine months of fiscal 2009, and after adjusting the first nine months of fiscal 2008 for the U.K. VAT ruling, our operating income for the first nine months of fiscal 2009 declined by $41.5 million, or 11.8%, from $353.0 million in the first nine months of fiscal 2008 to $311.5 million in the first nine months of fiscal 2009. On a constant currency basis, the first nine months fiscal 2009 operating income as adjusted for restructuring charges decreased $23.5 million, or 6.7%, versus the prior year period as adjusted for the U.K. VAT ruling, due mainly to volume declines.

Our operating income margin for the first nine months of fiscal 2009 was 28.2% versus 27.3% for the first nine months of fiscal 2008. Excluding the restructuring charges in the first nine months of fiscal 2009 and adjusting the first nine months of fiscal 2008 for the U.K. VAT ruling, our adjusted operating income margin declined 40 basis points from 29.0% in the first nine months of fiscal 2008 to 28.6% in the first nine months of fiscal 2009 due to gross margin decline.

Interest expense was $50.4 million for the first nine months of fiscal 2009, a decrease of $17.8 million, or 26.1%, from $68.2 million in the first nine months of fiscal 2008. Mainly as a result of lower market rates, our average effective interest rate declined 129 basis points, down from 5.43% in the first nine months of fiscal 2008 to 4.14% in the first nine months of fiscal 2009. We made debt payments of $172.9 million in the first nine months of fiscal 2009 reducing our debt outstanding under our credit facility at the end of the first nine months of fiscal 2009 to $1.475 billion as compared to $1.648 billion at the end of fiscal 2008.

We reported other income of $0.4 million in the first nine months of fiscal 2009 as compared to $1.3 million in the comparable prior year period. The change resulted primarily from the impact of foreign currency exchange rates on intercompany transactions.

The effective tax rate on our results for the first nine months of fiscal 2009 was 38.9% versus 39.8% in the first nine months of fiscal 2008. Our tax rate for the first nine months of fiscal 2008 was inflated as a result of a change in the geographic mix of our income as a consequence of the $27.9 million offset to revenue for prior periods recorded in the second quarter of fiscal 2008 related to the negative U.K. VAT ruling. For the full fiscal year 2008, our effective tax rate was 39.5%.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

For the nine months ended October 3, 2009, cash and cash equivalents were $62.8 million, an increase of $15.5 million from the end of fiscal 2008. Cash flows provided by operating activities were $242.2 million, exceeding the period’s $158.6 million net income by $83.6 million. The excess of cash over net income arose from changes in our working capital, as described below under “Balance Sheet”, and differences between book and cash taxes. Net cash used for investing and financing activities combined totaled $230.9 million. Investing activities, consisting primarily of capital spending, utilized $19.2 million. Net cash used for financing activities totaled $211.7 million, including dividend payments of $40.6 million and long-term debt payments of $172.9 million.

For the nine months ended September 27, 2008, cash and cash equivalents were $57.8 million, an increase of $18.0 million from the end of fiscal 2007. Cash flows provided by operating activities were $234.1 million, exceeding the period’s $156.7 million net income by $77.4 million. The excess of cash over net income arose from changes in our working capital and differences between book and cash taxes. Net cash used for investing and financing activities combined totaled $213.9 million. Investing activities utilized $63.7 million, including $39.7 million for franchise acquisitions and $23.9 million for capital spending. Net cash used for financing activities totaled $150.2 million, including $116.0 million used to repurchase 2.8 million shares of our common stock, dividend payments of $41.6 million and net long-term debt payments of $5.6 million.

Balance Sheet

Comparing our balance sheet at October 3, 2009 with our balance sheet at January 3, 2009, our cash balance increased by $15.5 million. Our working capital deficit at October 3, 2009 was $329.1 million, including $62.8 million of cash (as noted above), as compared to $270.1 million at January 3, 2009, including $47.3 million of cash. Excluding the change in cash, the working capital deficit increased by $74.5 million during the first nine months of fiscal 2009.

Of the $74.5 million increase in negative working capital, approximately $39.4 million represented increases in the current portion of our long-term debt, $26.4 million was due to lower prepaid and deferred income taxes, and $25.5 million related to operational items. Partially offsetting this increase in negative working capital was a decrease of approximately $10.5 million due to changes in the fair value of our interest rate swaps resulting from fluctuations in the interest rate yield curve, and a $6.3 million decrease in the U.K. VAT liability. The $25.5 million net increase in negative working capital related to operational items was consistent with the normal seasonality of our business and included $20.8 million of higher deferred revenue for member prepayments associated with our commitment plans and a $16.9 million lower inventory balance, partially offset by $11.6 million lower net payables and accrued expenses and $0.6 million higher receivables balance.

Long-Term Debt

As of October 3, 2009, our credit facility consisted of a term loan facility consisting of two tranche A facilities, or Term Loan A and Additional Term Loan A, and a tranche B facility, or Term Loan B, in an aggregate original principal amount of $1,550.0 million and a revolving credit facility, or the Revolver, of up to $500.0 million, collectively, the WWI Credit Facility. At October 3, 2009, we had $1,474.6 million outstanding under the WWI Credit Facility with an additional $387.0 million of availability under the Revolver.

At October 3, 2009 and January 3, 2009, our debt consisted entirely of variable-rate instruments. Interest rate swaps are entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt was approximately 1.5% and 4.7% per annum at October 3, 2009 and January 3, 2009, respectively.

The following schedule sets forth our long-term debt obligations and interest rates at October 3, 2009:

Long-Term Debt

At October 3, 2009

(Balances in millions)

	Balance	Interest Rate
Revolver due 2011	$109.0	1.26%
Term Loan A due 2011	258.1	1.25%
Additional Term Loan A due 2013	621.2	1.31%
Term Loan B due 2014	486.3	1.79%

Total Debt	1,474.6
Less Current Portion	201.9

Total Long-Term Debt	$1,272.7

At October 3, 2009, the Term Loan A, Additional Term Loan A and the Revolver bore interest at a rate equal to LIBOR plus 1.0% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreements). At October 3, 2009, the Term Loan B bore interest at a rate equal to LIBOR plus 1.5% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreements). In addition to paying interest on outstanding principal under the WWI Credit Facility, we are required to pay a commitment fee to the lenders under the Revolver with respect to the unused commitments at a rate equal to 0.20% per year at October 3, 2009.

The WWI Credit Facility contains customary covenants, including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy financial condition tests. At October 3, 2009, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and we expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

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

The following schedule sets forth our year-by-year debt obligations:

Total Debt Obligation

(Including Current Portion)

As of October 3, 2009

(in millions)

Remainder of fiscal 2009	$40.6
Fiscal 2010	215.0
Fiscal 2011	464.0
Fiscal 2012	229.0
Fiscal 2013	61.0
Thereafter	465.0

Total	$1,474.6

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

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends so long as we are not in default under the WWI Credit Facility agreements. However, payment of extraordinary dividends shall not exceed $150.0 million in any fiscal year if net debt to EBITDA (as defined in the WWI Credit Facility agreements) is greater than 3.75:1 and an investment grade rating date (as defined in the WWI Credit Facility agreements) has not occurred. We do not expect this restriction to impair our ability to pay dividends, but it could do so.

Stock Transactions

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding $250.0 million to this program. No shares will be purchased from Artal under the program. We repurchased no shares of our common stock during the three months ended October 3, 2009.

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

AVAILABLE INFORMATION

Corporate information and our press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments thereto, are available on our website at www.weightwatchersinternational.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (i.e., generally the same day as the filing). Moreover, we also make available at that site the Section 16 reports filed electronically by our officers, directors and 10 percent shareholders. Usually these are publicly accessible no later than the business day following the filing. We use our website at www.weightwatchersinternational.com as a channel of distribution of material Company information. Financial and other material information regarding the Company is routinely posted on and accessible at our website. Our website and the information posted on it or connected to it shall not be deemed to be incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2008 have not materially changed from January 3, 2009.

Based on the amount of our variable rate debt and interest swap agreements as of October 3, 2009, a hypothetical 50 basis point increase or decrease in interest rates on our variable debt would increase or decrease our annual interest expense by approximately $2.9 million.

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

U.K. VAT Matter

In July 2006, we filed an amended notice of appeal with the U.K. VAT and Duties Tribunal, or VAT Tribunal, appealing a ruling by Her Majesty’s Revenue and Customs, or HMRC, that from April 1, 2005 Weight Watchers meeting fees in the United Kingdom should be fully subject to 17.5% standard rated value added tax, or VAT. For over a decade prior to April 1, 2005, HMRC had determined that Weight Watchers meeting fees in the United Kingdom were only partially subject to 17.5% VAT. In March 2007, the VAT Tribunal ruled that Weight Watchers meeting fees in the United Kingdom should only be partially subject to 17.5% VAT. The VAT Tribunal’s ruling was appealed by HMRC to the High Court of Justice Chancery Division, or the High Court, in May 2007, and in January 2008 the High Court denied HMRC’s appeal in part and allowed HMRC’s appeal in part. In April 2008, we filed an appeal to the Court of Appeal in part against the High Court’s ruling and HMRC also filed an appeal to the Court of Appeal in part against the High Court’s ruling. In June 2008, the Court of Appeal issued a ruling that Weight Watchers meeting fees in the United Kingdom were fully subject to 17.5% VAT, thus reversing in its entirety the VAT Tribunal’s 2007 decision in our favor. In July 2008, we sought permission from the U.K. House of Lords to appeal the Court of Appeal’s ruling, which permission was denied in January 2009.

In light of the Court of Appeal’s ruling that Weight Watchers meeting fees in the United Kingdom were fully subject to 17.5% VAT and in accordance with accounting guidance for contingencies, we recorded a charge of approximately $32.5 million as an offset to revenue in the second quarter of fiscal 2008 for U.K. VAT liability (including interest) in excess of reserves previously recorded. Beginning in the third quarter of fiscal 2008, in accordance with accounting guidance for contingencies, we recorded as an offset to revenue VAT charges associated with U.K. meeting fees as earned, consistent with the Court of Appeal’s ruling.

However, with respect to U.K. VAT owed for the period prior to July 1, 2005, HMRC has failed to raise a notice of assessment within the statutory three-year time period. In addition, although HMRC raised notices of assessment against us with respect to U.K. VAT due for the periods July 1, 2005 to September 30, 2005 and October 1, 2005 to December 31, 2005, we have asserted that these notices of assessment are invalid and should not have been raised on the grounds that they had been raised outside the relevant statutory time limits. HMRC indicated in November 2008 that it agreed with our assertion that the notice of assessment for the period July 1, 2005 to September 30, 2005 was invalid, and, in February 2009, confirmed that this notice had been formally withdrawn. As a result of the expiration of the statutory time period with respect to U.K. VAT owed prior to October 1, 2005, we recorded in the fourth quarter of fiscal 2008 as a benefit to revenue for the periods prior to October 1, 2005 an amount of approximately $9.2 million as an offset against reserves previously recorded including in part the charge recorded against revenue in the second quarter of fiscal 2008 for U.K. VAT liability. In March 2009, June 2009 and September 2009, HMRC raised notices of assessment against us in respect of U.K. VAT due for the periods January 1, 2006 to March 31, 2006, April 1, 2006 to June 30, 2006 and July 1, 2006 to September 30, 2006, respectively, which we similarly believe were raised outside the relevant statutory time limits. We intend to vigorously challenge any amount of U.K. VAT that HMRC claims to be owed by us for any period between October 1, 2005 and September 30, 2006. Accordingly, we filed notices of appeal with the VAT Tribunal against the U.K. VAT assessments issued for the periods October 1, 2005 to December 31, 2005, January 1, 2006 to March 31, 2006, April 1, 2006 to June 30, 2006 and July 1, 2006 to September 30, 2006 in March 2009, April 2009, July 2009 and October 2009, respectively.

U.K. Self-Employment Matter

In July 2007, HMRC issued to us notices of determination and decisions that, for the period April 2001 to April 2007, our leaders and certain other service providers should have been classified as employees for tax purposes and, as such, we should have withheld tax from the leaders and certain other service providers pursuant to the “Pay As You Earn,” or PAYE, and national insurance contributions, or NIC, collection rules and remitted such amounts to HMRC. HMRC also issued a claim to us in October 2008 in respect of NIC which corresponds to the prior notices of assessment with respect to PAYE previously raised by HMRC. As of October 3, 2009, the assessment associated with the notices of determination and decisions and the claim in respect of NIC was approximately $25.7 million. It is our view that the U.K. leaders and other service providers identified by HMRC in its notices and in its claim are self-employed and no withholding by us was required. Accordingly, we intend to vigorously pursue an appeal of the notices of determination and decisions and the corresponding claim in respect of NIC.

In September 2007, we appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us and, in July 2008, filed this appeal with the U.K. Special Commissioners. Our appeal was heard by the U.K. Special Commissioners in June 2009 and October 2009. Although there can be no assurances, we believe, based in part upon advice of legal counsel, we will ultimately prevail in our appeal and thus, in accordance with accounting guidance for contingencies, have not formed the conclusion at this time that it is probable that a loss has been incurred. Accordingly, in accordance with accounting guidance for contingencies, we have not recorded any reserves with respect to this matter. However, as there is a possibility of a loss, we believe as of October 3, 2009 that the estimated range of possible loss associated with the notices of determination and decisions and the claim in respect of NIC was between $0 and approximately $25.7 million; the upper end of this range represents the total amount that HMRC has assessed against us as of such date for PAYE and NIC. In addition, although we have not yet been assessed by HMRC for any period after April 2007, if we were unsuccessful in our appeal, we believe we would have an additional estimated range of possible loss associated with the notices of determination and decisions and the claim in respect of NIC for the period from April 2007 to the end of the third quarter of fiscal 2009 of between $0 and approximately $10.6 million; the upper end of this range was determined following the methodology utilized by HMRC in its notices of determination and decisions. If our appeal is unsuccessful, it is possible that our cash flows and results of operations in a particular fiscal quarter may be adversely affected by this matter. However, it is the opinion of management that the disposition of this matter will not have a material effect on our financial condition or ongoing results of operations or cash flows.

Sabatino v. Weight Watchers North America, Inc.

In September 2009, we were served with a lawsuit that was filed in the Superior Court of California by one of our former leaders alleging violations of certain California wage and hour laws on behalf of herself, and, if approved by the Court, other leaders and those employees who have performed the location coordinator function in California since September 17, 2005. In this matter, the plaintiff is seeking unpaid wages and certain other damages. In October 2009, we answered the complaint and removed the case to the U.S. District Court for the Northern District of California. Although we disagree with the allegations that we have violated California wage and hour laws and we believe we have valid defenses with respect to this matter, litigation is inherently unpredictable. At this time, it is not possible to determine the outcome of this action and we have not made any provision for losses in connection with it.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in the Company’s Annual Report on Form 10-K for fiscal 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report under this item.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description
Exhibit 10.1	Amendment to Agreements, dated as of October 1, 2002, by and between Weight Watchers International, Inc., WW Foods, LLC and H.J. Heinz Company.

Exhibit 10.2	Amendment to Operating Agreement, dated August 4, 2009, by and between Weight Watchers International, Inc. and H.J. Heinz Company.

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: November 12, 2009	By:	/s/ DAVID P. KIRCHHOFF
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2009	By:	/s/ ANN M. SARDINI
Ann M. Sardini
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1	Amendment to Agreements, dated as of October 1, 2002, by and between Weight Watchers International, Inc., WW Foods, LLC and H.J. Heinz Company.

Exhibit 10.2	Amendment to Operating Agreement, dated August 4, 2009, by and between Weight Watchers International, Inc. and H.J. Heinz Company.

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.