Form 10-K
period 2010-01-02
WEIGHT WATCHERS INTERNATIONAL INC
filed 2010-03-03
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010.

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

Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of July 2, 2009 (based upon the average bid and asked price of $25.30 per share of common stock as of July 2, 2009, the last business day of the registrant’s second fiscal quarter of 2009, as quoted on the New York Stock Exchange) was $851,488,704. For purposes of this computation, it is assumed that shares of common stock held by our directors, officers and our controlling shareholders would be deemed stock held by affiliates.

The number of shares outstanding of common stock as of January 31, 2010 was 77,047,012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2010 annual meeting of shareholders scheduled to be held on May 11, 2010 are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended January 2, 2010.

Weight Watchers International, Inc.

Annual Report on Form 10-K

i

BASIS OF PRESENTATION

Weight Watchers International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Annual Report on Form 10-K unless the context indicates otherwise: “we,” “us,” “our” and the “Company” refers to Weight Watchers International, Inc. and all of its businesses consolidated for purposes of its financial statements; “Weight Watchers International” or “WWI” refers to Weight Watchers International, Inc. and all of the Company’s businesses other than WeightWatchers.com; “WeightWatchers.com” refers to WeightWatchers.com, Inc. and all of the Company’s Internet-based businesses; “NACO” refers to our North American Company-owned meeting operations; and “China Joint Venture” refers to Weight Watchers Danone China Limited and all of its businesses.

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

The following terms used in this Annual Report on Form 10-K are our trademarks: Weight Watchers®, WeightWatchers.com®, POINTS®, Discover Plan®, Momentum™ and ProPoints®.

ii

PART I

Item 1.	Business

Overview

We are a leading, global-branded consumer company and the world’s leading provider of weight management services, operating globally through a network of Company-owned and franchise operations. With over four decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. In 2009, consumers spent over $4 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, products sold at meetings, Internet subscription products sold by WeightWatchers.com, licensed products sold in retail channels and magazine subscriptions and other publications.

The high awareness and credibility of our brand among all types of weight-conscious consumers—women and men, consumers online and offline, the support-inclined and the self-help-inclined—provide us with a significant competitive advantage and growth opportunity. As the number of overweight and obese people worldwide grows, we believe our global presence and brand awareness uniquely position us to capture an increasing share of the global weight management market through our core meetings business and our additional growth vehicles, such as WeightWatchers.com and our licensing business.

In the more than 45 years since our founding, we have built our meetings business by helping millions of people around the world lose weight through sensible and sustainable food plans, exercise, behavior modification and group support. Each week, approximately 1.3 million members attend almost 50,000 Weight Watchers meetings around the world, which are run by more than 15,000 leaders—each of whom has lost weight on our program. We are constantly improving our scientifically-based weight management approaches, and we are one of only a few commercial weight management programs whose efficacy has been clinically proven. Our strong brand, together with the effectiveness of our plans, loyal customer base and unparalleled network and infrastructure, enable us to attract new and returning members efficiently. Our customer acquisition costs are relatively low due to both word of mouth referrals and our efficient mass marketing programs.

Through WeightWatchers.com, we offer Internet subscription weight management products to consumers and maintain an interactive presence on the Internet for the Weight Watchers brand. We believe WeightWatchers.com is the global leading provider of weight management Internet subscription products. Currently, we provide two Internet subscription offerings: Weight Watchers Online and Weight Watchers eTools. Weight Watchers Online provides interactive and personalized resources that allow users to follow our weight management plans via the Internet. Weight Watchers eTools is the Internet weight management companion for Weight Watchers meetings members who want to interactively manage the day-to-day aspects of their weight management plans on the Internet. We currently offer these two products in nine countries, including the United States, the United Kingdom, Germany and Australia.

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

The Global Weight Management Market

We participate in the global weight management market. According to Marketdata Enterprises, the weight management industry had revenue of approximately $59 billion in 2008 in the United States alone. The number of overweight and obese people has steadily increased around the world over the past 20 years and was estimated at approximately 1.6 billion in 2005, primarily driven by improving living standards and changing eating patterns, along with increasingly sedentary lifestyles. Between 2007 and 2008, 68% of Americans over the age of 19 were considered overweight and almost half of these were obese. Numerous diseases, including heart disease, high blood pressure and Type II diabetes, are associated with being overweight or obese. We believe the growing population of overweight people who are motivated by both an increasing awareness of the health benefits of weight loss and the desire to improve their appearance is fueling the growth in demand for weight management programs. This growth and awareness is also a result of an increasing willingness of employers and governments to promote and contribute towards the cost of weight management programs.

Our Services and Products

Our Weight Management Plans

In each of our markets, we offer services and products that are built upon weight management plans tailored to local tastes and habits. These weight management plans, including Momentum, Discover Plan and ProPoints, are comprised of a range of nutritional, exercise and behavioral tools and approaches. At the end of 2008, we began offering the Momentum program in the United States and Canada and the Discover Plan in the United Kingdom and, in 2009, we launched the ProPoints program in several of our markets in Continental Europe. Momentum, the Discover Plan and ProPoints are innovative, new plans developed from a combination of the latest scientific research and insights of customers who have succeeded on prior Weight Watchers plans. For example, the Momentum program is based on the POINTS Weight Loss System, where each food has a POINTS value determined by a patented formula based on the food’s calories, fat and dietary fiber. Subject to certain nutritional guidelines, consumers following the Momentum program can eat any food as long as their total food consumption stays within their “POINTS budget” for the week. Since nutritious foods generally have low POINTS values, this approach guides consumers toward healthier eating habits. Under the Momentum program, consumers are taught different techniques shown to help them in their weight loss efforts, such as being encouraged to choose specified “Filling Foods” as part of their daily “POINTS Target” to keep hunger at bay. These “Filling Foods” are scientifically proven to help keep people feeling fuller longer because they are low in calories, but contain more water, air or fiber per serving, relative to the food’s weight.

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

In fiscal 2006, we introduced the Monthly Pass commitment plan, or Monthly Pass, in NACO. We subsequently introduced Monthly Pass in five additional markets, including the United Kingdom, Germany and Australia. Monthly Pass is offered at an approximate 20% discount to the typical “pay-as-you-go” weekly fee. Under the terms of Monthly Pass, a fee is charged automatically to the member’s credit card on a monthly basis until the member elects to cancel. Monthly Pass is available for purchase throughout the year. As part of Monthly Pass, members receive unlimited access to meetings at this discounted monthly price plus free access to Weight Watchers eTools, the Internet weight management companion for Weight Watchers meetings members. In fiscal 2009, more than half of our member attendances in the U.S., U.K., German, Australian and French markets were attributable to Monthly Pass.

As of the end of fiscal 2009, less than 17% of our total worldwide attendance was represented by franchised operations. We estimate that, in fiscal 2009, these franchised operations attracted attendance of over 10 million people. Franchisees typically pay us a fee equal to 10% of their meeting fee revenues. We have enjoyed a mutually beneficial relationship with our franchisees over many years. In our early years, we used an aggressive franchising strategy to quickly establish a meeting infrastructure to pre-empt competition. Since then, we have acquired a large number of franchises and expect to continue to do so opportunistically.

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

Our Product Sales

We sell a range of products, including bars, snacks, cookbooks, POINTS value guides, Weight Watchers magazines and POINTS calculators, which complement our weight management plans and help our customers in their weight management efforts. We have focused on selling consumables that drive recurring purchases. Our products are designed to be high quality, offer benefits related to the Weight Watchers plans, be competitively priced and be easy to merchandise.

We sell our products primarily through our meeting operations and to our franchisees. We have grown our product sales per attendee in our meeting operations by updating our selection of products. In fiscal 2009, sales of our proprietary products represented approximately 20.9% of our revenues. We intend to continue to optimize our product offerings by updating existing products, selectively introducing new products and sharing best practices across geographies.

Revenues from WWI, including revenues from meetings and products, comprised 85.9% of our total revenues in fiscal 2009, 87.7% of our total revenues in fiscal 2008 and 89.5% of our total revenues in fiscal 2007.

Our WeightWatchers.com Offerings

Through WeightWatchers.com, we are well positioned to benefit from the large self-help market as well as several trends taking place in the global Internet marketplace, including an increased willingness of consumers to access and pay for web content, the proliferation of broadband access and the growth of e-Commerce and Internet advertising. According to the U.S. Census Bureau, U.S. retail eCommerce sales as a percent of total U.S. retail sales more than tripled between the second quarter of 2000 and the second quarter of 2009. Since 2001, we have offered two Internet subscription products in the United States—Weight Watchers Online and Weight Watchers eTools.

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

In the third quarter of 2002, WeightWatchers.com launched its two Internet subscription products on our U.K. and Canadian websites. WeightWatchers.com subsequently launched its two Internet subscription products on our websites in six other countries, including Germany, France and Australia. These products have similar functionality to the existing U.S. products, but are tailored specifically to each of our local markets. Among other opportunities, the launch of subscription websites in each new country facilitates our ability to launch Monthly Pass in that country.

As of the end of fiscal 2009, WeightWatchers.com had approximately 763,000 active Weight Watchers Online subscribers.

As Weight Watchers Online and Weight Watchers eTools reflect different value propositions, the subscription products are priced differently. Both subscription products currently offer an initial pre-paid subscription term of one or three months, continuing thereafter on a pre-paid month-to-month basis until canceled. In the United States, Weight Watchers Online costs $65.00 for the initial 3-month term or $47.90 for the initial one-month term. The ongoing monthly fee for Weight Watchers Online is $17.95. In the United States, Weight Watchers eTools costs $29.95 for the initial 3-month term or $12.95 for the initial one-month term. The ongoing monthly fee for Weight Watchers eTools is $12.95. In addition, beginning in 2006, Weight Watchers eTools has been included for free in purchases by consumers of Monthly Pass.

We believe WeightWatchers.com’s personalized and interactive Internet subscription products provide consumers with an engaging weight management experience. Our Internet subscription products help customers monitor their weight management efforts, encourage exercise and a more active lifestyle, and provide guidance toward healthier eating habits by offering the following interactive resources:

•	POINTS Tracker

•	POINTS Calculators

•	Filling Foods list

•	Weight Tracker and Progress Charts

•	Nutritional Guidelines

•	Hunger Tracker

•	Fitness Workouts and Videos

•	Recipe and Food Databases

•	Recipe Builder

•	Meal Ideas

•	Restaurant Guides

•	Mobile (iPhone® ) application

We believe men represent an important market opportunity for us and have a version of our Internet subscription products customized for men. Based on our internal research, we believe many men trust the Weight Watchers brand as a source of sensible weight management advice. We believe web-based offerings, combined with appropriate content and imagery, are well suited for men. In addition, we believe that mobile weight management tools and resources are an important market opportunity for us. In fiscal 2009, we launched our iPhone® application which provides subscribers with access to a suite of weight-loss tools as well as helpful content. We believe we can continue to expand our Internet revenues from sources other than our Internet subscription products.

Revenues from WeightWatchers.com contributed 14.1% of our total revenue in fiscal 2009, 12.3% of our total revenues in fiscal 2008 and 10.5% of our total revenues in fiscal 2007.

Licensing, Endorsements and Publishing

Licensing and Endorsements

We license the Weight Watchers brand and our other intellectual property in certain categories of food and other relevant consumer products to carefully selected partners. We also endorse carefully selected branded consumer products. We seek to increase our licensing revenues by targeting sizeable product categories where the Weight Watchers brand can add real value. In order to achieve this goal, our global licensing team focuses on strategically increasing the number of categories and geographies of our licensed and endorsed products.

We typically partner in our licensing and endorsement arrangements with third parties that excel at new product development and have strong marketing and sales expertise, manufacturing and distribution capabilities, financial strength, prior performance in previous licensing and endorsement deals and senior management committed to building the Weight Watchers brand. In connection with our acquisition from the H.J. Heinz Company, or Heinz, in September 1999, Heinz received a perpetual royalty-free license to continue using our brand in its core food categories. We plan to continue to choose our licensing and endorsement partners carefully after identifying and prioritizing product categories that enhance the Weight Watchers brand and have long-term growth potential.

Select current licensees and endorsees include:

LICENSEES AND ENDORSEES	PRODUCTS/CATEGORIES
United States
Applebee’s	Select Applebee’s Menu Items
Bimbo Bakeries	Fresh Bread
Boca	Frozen Meat Alternatives
Conair	Scales
Dawn Foods	Sweet Baked Goods
General Mills	Green Giant Frozen Vegetables and Progresso Light Soups
Gilsa	Yogurt
Greencore	Chilled Meals
Kraft Foods	Certain JELL-O Gelatin Products
Morrison’s	Hospital Cafeteria Menu
Schreiber Foods	Cheese
Wells Dairy	Ice Cream Novelties

United Kingdom
Finsbury Food Group	Cakes
Greencore Prepared	Ready to Eat Meals
Warburtons	Bread
Yoplait	Yogurt

Continental Europe
Campofrio Group	Meats
COOP	COOP “Healthy for You” Range
Kuhlmann	Salads and Sauces
Marie Frais	Chilled Meals, Salads and Quiches
Senoble	Yogurt
Trendmeal	Chilled Meals

Australia and New Zealand
Conair	Scales
Fonterra	Yogurt and Desserts
Tasti	Breakfast Cereal and Bars

We ask each of our licensees to include on their packaging information about our services and our products, such as our toll-free numbers and a URL for WeightWatchers.com. This marketing and promotional support reinforces the value of our brand.

Our licensing and endorsement arrangements give us access to weight-conscious consumers through products sold at retail and increase the awareness of our brand. We continue to believe there are significant opportunities both in the United States and internationally to take advantage of the strength of the Weight Watchers brand and our other intellectual property through additional licensing and endorsement arrangements.

Weight Watchers Magazine

Weight Watchers magazines are published in most of our major markets. In the United States, Weight Watchers Magazine is an important branded marketing platform that continues to show strong circulation and advertiser acceptance. As of fall 2009, our U.S. magazine had a readership of 10.8 million, according to MediaMark Research, Inc., an industry tracking service. In addition to generating revenues from subscription sales and third-party advertising, Weight Watchers Magazine also reinforces the value of our brand and serves as a powerful tool for marketing to both existing and potential customers.

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

Direct Mail and Email

Direct mail and email is a critical element of our marketing because it targets potential returning customers. We maintain databases of current and former customers in each country in which we operate, which we use to focus our direct mailings and email. During fiscal 2009, NACO sent over 32 million pieces of direct mail. Most of these mailings are timed to coincide with the start of our marketing campaigns and are intended to encourage former meeting members to re-enroll. WeightWatchers.com made a substantial investment in developing email targeting capabilities. Its email promotional vehicles and programs are an important customer acquisition vehicle for both our Internet and offline businesses.

WeightWatchers.com Website

The WeightWatchers.com website is an important global promotional channel for our brand, services and products. The website is an important vehicle for communicating our services and products in greater detail than could be achieved in more traditional advertising vehicles. In addition to being a gateway for our Internet subscription products, the website contributes value to our meetings business by promoting our brand, advertising Weight Watchers meetings and keeping members involved with Weight Watchers outside of meetings through useful offerings, such as a meeting locator, low calorie recipes, weight management articles, success stories and Internet forums. In fiscal 2009, our Meeting Finder feature generated on average over 1.2 million meeting searches per month globally. The Meeting Finder makes it easier than ever for our existing and potential members to find a convenient meeting place and time. The WeightWatchers.com website now attracts, on average, over 6.5 million unique visitors per month in the United States alone.

National Accounts and At-Work Meetings

As healthcare costs continue to be a significant concern on the minds of employers and their employees, we believe that our broad range of services and products uniquely positions us to serve the corporate market and help companies reduce their healthcare costs and improve the overall well-being of their employees. Our strategy is focused on leveraging our organizational capability to serve companies of every size through our National Accounts department and our local At-Work selling teams. As a result of this strategy, we now have the capability to sell, market, and service companies at the local level, the mid-market level, and the national level of the corporate market.

Public Relations

We carry out many of our key public relations initiatives through the efforts of current and former Weight Watchers leaders, members and subscribers. These leaders, members and subscribers engage in local promotions, information presentations and charity events to promote Weight Watchers and demonstrate the program’s efficacy. In addition, some become media-trained ambassadors and represent us in various local public relations activities. We currently have over 400 media-trained ambassadors as part of our grass roots network.

In addition, we have continued a science-based public relations initiative we launched during the winter of 2005 to capitalize on Weight Watchers’ position as one of only a few clinically proven commercial weight management programs. This has included an increased investment in third party scientific research, the inclusion of a science center on our website and increased efforts to share our consumer and program insights with leaders in the scientific and medical communities as well as the general public.

Weight Watchers Magazine

In addition to generating revenues from subscription sales and advertising, Weight Watchers Magazine reinforces the value of our brand and serves as an important marketing tool to both existing and potential customers. We offer Weight Watchers magazines in most of our major markets.

Seasonality

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations. The introduction of Monthly Pass in the meetings business has resulted in less seasonality with regard to our lecture income revenues because its revenues are amortized over the related subscription period. Our operating income for the first half of the year is generally the strongest. While WeightWatchers.com experiences similar seasonality in terms of new subscriber signups, its revenue tends to be less seasonal.

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

On June 13, 2005, WeightWatchers.com also entered into a redemption agreement with Artal to purchase all of the shares of WeightWatchers.com owned by Artal at the same price per share as we paid in the merger. Subsequently, on December 16, 2005, WeightWatchers.com redeemed all of its outstanding common stock held by Artal for a total price of approximately $304.8 million as provided in the redemption agreement. WeightWatchers.com used cash on hand and the proceeds of the WW.com Credit Facilities (as defined below in “Item 6. Selected Financial Data—Items Affecting Comparability—Long-Term Debt”) in the aggregate amount of $215.0 million to finance this redemption, as well as pay related fees and expenses. As a result of this redemption, we now own 100% of WeightWatchers.com.

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

China Joint Venture

On February 5, 2008, we entered into a joint venture with Danone Dairy Asia, an indirect, wholly-owned subsidiary of Groupe DANONE S.A., to establish a weight management business in the People’s Republic of China. Pursuant to the terms of the joint venture agreement, we and Danone Dairy Asia own 51% and 49%, respectively, of the joint venture entity, Weight Watchers Danone China Limited. In connection with the joint venture agreement, we entered into a license agreement in July 2008 to grant the China Joint Venture an exclusive license within the People’s Republic of China to certain of our intellectual property rights for the purpose of engaging in the operation of weight management classes, the manufacture and sale of branded products in the meeting room, the publication of a weight management branded print magazine and the offer of weight management products and services over the Internet. In consideration for granting these rights, we receive a royalty of ten percent on all the China Joint Venture’s revenues, net of certain taxes. The license agreement has a term of ten years and is automatically renewable for successive ten year terms after that time. In September 2008, the China Joint Venture launched its first weight management services centers.

Regulation

A number of laws and regulations govern our advertising, services, products, operations and relations with consumers, employees and other service providers in the countries in which we operate. The Federal Trade Commission, or FTC, and certain state and foreign agencies regulate advertising, disclosures to consumers, privacy, consumer pricing or billing arrangements, and other consumer matters. Since we operate our meetings business both in the United States and internationally, we are subject to many distinct employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. Laws and regulations directly applicable to communications, operations or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are more prevalent and remain unsettled. Our operations, particularly our WeightWatchers.com operations, are subject to these laws and regulations and we continue to monitor their development and our compliance. In addition, we are subject to other laws and regulations in the United States and internationally, including securities laws.

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

Employees and Service Providers

As of January 2, 2010, we had approximately 28,000 employees. In addition, in certain of our markets, our service providers are self-employed. As of January 2, 2010, we had approximately 50,000 employees and service providers. We consider our relations with our employees and service providers to be satisfactory.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this Annual Report on Form 10-K and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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

A significant portion of our revenues and operating costs are denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar and the currencies in which our foreign operations receive revenues and pay expenses. We do not currently hedge, and have not historically hedged, our operational exposure to foreign currency fluctuations. Our consolidated financial results are presented in U.S. dollars and therefore, during times of a strengthening U.S. dollar, our reported international revenues and earnings will be reduced because the local currency will translate into fewer U.S. dollars. In addition, the assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are recorded in shareholders’ equity as accumulated other comprehensive income (loss). Translation adjustments arising from intercompany receivables with our foreign subsidiaries are generally recorded as a component of other expense (income). Accordingly, changes in currency exchange rates will cause our revenues, operating costs, net income and shareholders’ equity to fluctuate.

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

Laws and regulations directly applicable to communications, operations or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are more prevalent and remain unsettled. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected.

Future legislation or regulations, including legislation or regulations affecting our marketing and advertising practices, relations with consumers or franchisees or our food and weight management services and products, may have an adverse impact on us.

Our debt service obligations and the restrictions of our debt covenants could impede our operations and flexibility.

Our financial performance could be affected by our level of debt. As of January 2, 2010, our total debt was $1,453.0 million and we had additional availability under our revolving credit facility of $368.9 million. We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on all of our outstanding debt from our cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. Our ability to meet our expenses and debt service obligations depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as attitudes toward weight management and pressure from our competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by the current financial and credit crisis which has limited access to the credit markets and increased the cost of capital.

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

Artal controls a majority of the voting power of our outstanding common stock. Under the New York Stock Exchange, or the NYSE, rules, a listed company of which more than 50% of the voting power for the election of directors is held by another person or group of persons acting together is a “controlled company” and such a company may elect not to comply with certain NYSE corporate governance requirements, including (1) the requirement that a majority of the Board of Directors consist of independent directors, (2) the requirement that the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (3) the requirement that the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (4) the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees. We have elected to be treated as a “controlled company.” Accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

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

We are currently headquartered in New York, New York in leased office space. We also have small regional offices within NACO, typically under short term leases. Each of our foreign country operations generally has leased office space. We typically hold our classes in third-party locations (usually meeting rooms in well-located civic or other community organizations) or space leased in retail centers (usually leased spaces in strip malls under short term leases).

Item 3.	Legal Proceedings

U.K. VAT Matter

In June 2008, the U.K. Court of Appeal issued a ruling that that from April 1, 2005 Weight Watchers meeting fees in the United Kingdom were fully subject to 17.5% standard rated value added tax, or VAT, thus reversing in its entirety an earlier 2007 decision of the U.K. VAT and Duties Tribunal, or the VAT Tribunal, in our favor. For over a decade prior to April 1, 2005, Her Majesty’s Revenue and Customs, or HMRC, had determined that Weight Watchers meeting fees in the United Kingdom were only partially subject to 17.5% VAT. In light of the Court of Appeal’s ruling and in accordance with accounting guidance for contingencies, we recorded a charge of approximately $32.5 million as an offset to revenue in the second quarter of fiscal 2008 for U.K. VAT liability (including interest) in excess of reserves previously recorded. Beginning in the third quarter of fiscal 2008, in accordance with accounting guidance for contingencies, we have recorded as an offset to revenue VAT charges associated with U.K. meeting fees as earned, consistent with the Court of Appeal’s ruling.

However, with respect to U.K. VAT owed for the period prior to July 1, 2005, HMRC has failed to raise a notice of assessment within the statutory three-year time period. In addition, although HMRC raised notices of assessment against us with respect to U.K. VAT due for the periods July 1, 2005 to September 30, 2005 and October 1, 2005 to December 31, 2005, we have asserted that these notices of assessment are invalid on the grounds that they had been raised outside the relevant statutory time limits. HMRC indicated in November 2008 that it agreed with our assertion that the notice of assessment for the period July 1, 2005 to September 30, 2005 was invalid, and, in February 2009, confirmed that this notice had been formally withdrawn. As a result of the expiration of the statutory time period with respect to U.K. VAT owed prior to October 1, 2005, we recorded in the fourth quarter of fiscal 2008 as a benefit to revenue for the periods prior to October 1, 2005 an amount of approximately $9.2 million as an offset against reserves previously recorded including in part the charge recorded against revenue in the second quarter of fiscal 2008 for U.K. VAT liability.

In March 2009, June 2009 and September 2009, HMRC raised notices of assessment against us in respect of U.K. VAT due for the periods January 1, 2006 to March 31, 2006, April 1, 2006 to June 30, 2006, and July 1, 2006 to September 30, 2006, respectively, which we similarly believe were raised outside the relevant statutory time limits. We intend to vigorously challenge any amount of U.K. VAT that HMRC claims to be owed by us for any period between October 1, 2005 and September 30, 2006. Accordingly, we filed notices of appeal with the

VAT Tribunal against the U.K. VAT assessments issued for the periods October 1, 2005 to December 31, 2005, January 1, 2006 to March 31, 2006, April 1, 2006 to June 30, 2006 and July 1, 2006 to September 30, 2006 in March 2009, April 2009, July 2009 and October 2009, respectively.

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

In September 2007, we appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us and, in July 2008, filed this appeal with the U.K. First Tier Tribunal (Tax Chamber), or First Tier Tribunal. Our appeal was heard by the First Tier Tribunal in June 2009 and October 2009. In February 2010, the First Tier Tribunal issued a ruling that our U.K. leaders should have been classified as employees for U.K. tax purposes and, as such, we should have withheld tax from our leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for us.

In light of this adverse ruling and in accordance with accounting guidance for contingencies, we recorded in the fourth quarter of fiscal 2009 a charge in the amount of approximately $36.7 million for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. Although we intend to seek an appeal of this adverse ruling, in accordance with accounting guidance for contingencies, we will record a reserve each quarter beginning in the first quarter of fiscal 2010 for U.K. withholding taxes with respect to our U.K. leaders consistent with the First Tier Tribunal’s ruling.

Sabatino v. Weight Watchers North America, Inc.

In September 2009, a lawsuit was filed in the Superior Court of California by one of our former leaders alleging violations of certain California wage and hour laws on behalf of herself, and, if approved by the Court, other leaders and those employees who have performed the location coordinator function in California since September 17, 2005. In this matter, the plaintiff is seeking unpaid wages and certain other damages. In October 2009, we answered the complaint and removed the case to the U.S. District Court for the Northern District of California. Although we disagree with the allegations that we have violated California wage and hour laws and we believe we have valid defenses with respect to this matter, litigation is inherently unpredictable. At this time, it is not possible to determine the outcome of, or estimate the liability related to, this action and we have not made any provision for losses in connection with it.

Hanson-Kelly & Jackson v. Weight Watchers North America, Inc. and Weight Watchers International, Inc.

In January 2010, a lawsuit was filed in the U.S. District Court for the Middle District of North Carolina by two leaders alleging violations of certain federal and North Carolina wage and hour laws on behalf of themselves, and, if approved by the Court, other leaders and receptionists in North Carolina since January 25, 2007. In this matter, the plaintiffs are seeking unpaid wages and certain other damages. Although we disagree with the allegations that we have violated federal and North Carolina wage and hour laws and we believe we have valid defenses with respect to this matter, litigation is inherently unpredictable. At this time, it is not possible to determine the outcome of, or estimate the liability related to, this action and we have not made any provision for losses in connection with it.

Other Litigation Matters

Due to the nature of our activities, we are also, at times, subject to pending and threatened legal actions that arise out of the ordinary course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of any such matters is not expected to have a material effect on our results of operations, financial condition or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolutions of one or more legal actions.

Item 4.	Removed and Reserved

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

Set forth below are the names, ages as of January 2, 2010 and current positions of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of the directors.

Name	Age	Position
David P. Kirchhoff	43	President and Chief Executive Officer, Director
Ann M. Sardini	59	Chief Financial Officer
Michael Basone	52	President, WeightWatchers.com and Chief Technology Officer
Melanie Stack (Stubbing)	48	President, International
Jeffrey A. Fiarman	41	Executive Vice President, General Counsel and Secretary
Raymond Debbane(1)	54	Chairman of the Board of Directors
Philippe J. Amouyal(1)	51	Director
John F. Bard(1)(2)	68	Director
Marsha Johnson Evans(2)	62	Director
Jonas M. Fajgenbaum	37	Director
Sacha Lainovic	53	Director
Kimberly Roy Tofalli(2)	51	Director
Christopher J. Sobecki	51	Director

(1)	Member of our Compensation and Benefits Committee.
(2)	Member of our Audit Committee.

David P. Kirchhoff. Mr. Kirchhoff has been a director and our President and Chief Executive Officer since December 31, 2006. Mr. Kirchhoff has served and continues to serve as the Chief Executive Officer of WeightWatchers.com since rejoining WeightWatchers.com in June 2004. He also served as President of WeightWatchers.com from June 2004 until April 2008 and our Chief Operating Officer, Europe and Asia from September 2005 until December 2006. Prior to rejoining WeightWatchers.com, Mr. Kirchhoff served as Chief Financial Officer of the Enthusiast Media Group of Primedia, Inc., a print and digital content provider, from September 2003 to June 2004. Mr. Kirchhoff originally joined WeightWatchers.com in January 2000 as Senior Vice President, Strategy and Business Development, and served as Chief Financial Officer of WeightWatchers.com from January 2003 until his departure in August 2003. Prior to joining WeightWatchers.com in January 2000, he was Director of Corporate Strategy and Development for Pepsico, Inc. Previously, Mr. Kirchhoff was a manager and consultant with The Boston Consulting Group in Washington, D.C. He holds a B.S. in Biomedical and Electrical Engineering from Duke University and an M.B.A. from the University of Chicago Graduate School of Business.

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

Melanie Stack (Stubbing). Ms. Stubbing has served as our President, International since August 2008. During the period from December 2003 to July 2008, Ms. Stubbing served as our Senior Vice President of Operations, United Kingdom. Ms. Stubbing ran the U.K.-based toy, game and trading card operations for Hasbro, Inc. from January 2002 to November 2003. From November 2000 to January 2002, Ms. Stubbing served as the Vice President for WeightWatchers.com. Prior to joining WeightWatchers.com, Ms. Stubbing was Managing Director, Hedstrom, U.K. from August 1998 to October 2000, and from July 1989 to July 1998 she held various marketing positions at Mattel UK Ltd., including Group Marketing Director. Ms. Stubbing is a business graduate of Manchester Metropolitan University.

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

John F. Bard. Mr. Bard has been a director since November 2002. From 1999 to 2008, Mr. Bard was a director of the Wm. Wrigley Jr. Company, where he served as Executive Vice President from 1999 to 2000, Senior Vice President from 1990 to 1999, and at the same time serving as Chief Financial Officer from 1990 until his retirement from management in 2000. He began his business career in 1963 with The Procter & Gamble Company in financial management. He subsequently was Group Vice President and Chief Financial Officer and a director of The Clorox Company and later President and a director of Tambrands, Inc., prior to joining Wrigley. Mr. Bard was previously a director of Sun-Times Media Group, Inc., Rowpar Pharmaceuticals, Inc. and Sea Pines Associates, Inc. He holds a B.S. in business and accounting from Northwestern University and an M.B.A. in Finance from the University of Cincinnati.

Marsha Johnson Evans. Ms. Evans has been a director since February 2002. Ms. Evans served as President and Chief Executive Officer of the American Red Cross, the preeminent humanitarian organization in the United States, from August 2002 to December 2005, and previously served as the National Executive Director of Girl Scouts of the U.S.A. from January 1998 to July 2002. A retired Rear Admiral in the United States Navy, Ms. Evans has served as superintendent of the Naval Postgraduate School in Monterey, California from 1995 to 1998 and headed the Navy’s worldwide recruiting organization from 1993 to 1995. Ms. Evans also served as the Acting Commissioner of the Ladies Professional Golf Association from July 2009 to January 2010. Ms. Evans received a B.A. from Occidental College and a Master’s Degree from the Fletcher School of Law and Diplomacy at Tufts University. Ms. Evans is a director of Huntsman Corporation, the Estate of Lehman Brothers Holdings, Inc., Office Depot Inc. and the Naval Academy Foundation.

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

Christopher J. Sobecki. Mr. Sobecki has been a director since our acquisition by Artal on September 29, 1999. Mr. Sobecki, a Managing Director of The Invus Group, LLC, joined the firm in 1989. He received an M.B.A. from Harvard Business School. He also obtained a B.S. in Industrial Engineering from Purdue University. Mr. Sobecki is a director of Lexicon Pharmaceuticals, Inc. and a number of private companies of which Artal or Invus, L.P. are shareholders. Mr. Sobecki was previously a director of NitroMed Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE. Our common stock trades on the NYSE under the symbol “WTW.”

The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported on the NYSE composite price history.

Fiscal 2009 (Year ended January 2, 2010)

	High	Low
First Quarter	$29.16	$16.41
Second Quarter	$27.08	$18.91
Third Quarter	$30.20	$23.38
Fourth Quarter	$29.49	$26.09

Fiscal 2008 (Year ended January 3, 2009)

	High	Low
First Quarter	$50.19	$41.49
Second Quarter	$48.65	$35.70
Third Quarter	$41.86	$33.09
Fourth Quarter	$37.50	$21.56

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding an additional $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under the program. This program currently has no expiration date. We repurchased no shares of our common stock during fiscal 2009. As of the end of fiscal 2009, $100.5 million remains available to purchase our shares under the repurchase program.

Holders

The approximate number of holders of record of our common stock as of January 31, 2010 was 491. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

We have issued a quarterly cash dividend of $0.175 per share of our common stock every quarter beginning with the first quarter of fiscal 2006. Prior to these dividends, we had not declared or paid any cash dividends on our common stock since our acquisition by Artal in 1999.

Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors it may deem relevant. Our Board of Directors may decide at any time to increase or decrease the amount of dividends or discontinue the payment of dividends based on these factors. The WWI Credit Facility (as defined below) also contains restrictions on our ability to pay dividends on our common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” in Part II of this Annual Report on Form 10-K for a description of the WWI Credit Facility.

Item 6.	Selected Financial Data

The following schedule sets forth our selected financial data for the last five fiscal years.

SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	Fiscal 2009 (52 weeks)	Fiscal 2008 (53 weeks)	Fiscal 2007 (52 weeks)	Fiscal 2006 (52 weeks)	Fiscal 2005 (52 weeks)
Revenues, net	$1,398.9	$1,535.8	$1,467.2	$1,233.3	$1,151.3
Net income attributable to the Company	$177.3	$204.3	$201.2	$209.8	$174.4
Working capital (deficit)	$(336.1)	$(270.1)	$(172.1)	$(64.3)	$(38.2)
Total assets	$1,087.5	$1,106.8	$1,046.2	$1,000.7	$835.5
Long-term obligations	$1,238.0	$1,485.0	$1,602.5	$830.2	$741.4
Earnings per share:
Basic	$2.30	$2.61	$2.50	$2.13	$1.70

Diluted	$2.30	$2.60	$2.48	$2.11	$1.67

Dividends declared per common share	$0.70	$0.70	$0.70	$0.70	—

Items Affecting Comparability

Several events occurred during each of the last five fiscal years that affect the comparability of our financial statements. The nature of these events and their impact on underlying business trends are as follows:

U.K. Self-Employment Matter

We received an adverse tax ruling in the United Kingdom that our U.K. leaders should have been classified as employees for U.K. tax purposes and, as such, we should have withheld tax from our leaders pursuant to the PAYE and NIC collection rules and remitted such amounts to HMRC. In connection with this ruling, we recorded a charge of approximately $36.7 million to cost of revenues in the fourth quarter of fiscal 2009. See “Item 3. Legal Proceedings—U.K. Self-Employment Matter” in Part I of this Annual Report on Form 10-K for further details on this matter.

Restructuring Charges

In fiscal 2009, we recorded $5.5 million of restructuring charges associated with our cost savings initiatives previously announced in the first quarter of fiscal 2009.

U.K. VAT Matter

In the second quarter of fiscal 2008, we received an adverse ruling in the United Kingdom with respect to the imposition of U.K. VAT on meeting fees earned in the United Kingdom. In connection with this ruling, we recorded a net charge of approximately $18.7 million pertaining to periods prior to fiscal 2008 as an offset to revenue in fiscal 2008. See “Item 3. Legal Proceedings—U.K. VAT Matter” in Part I of this Annual Report on Form 10-K for further details on this matter.

Consolidation/China Joint Venture

In February 2008, Weight Watchers Asia Holdings Ltd., or Weight Watchers Asia, a direct, wholly-owned subsidiary of the Company, and Danone Dairy Asia, an indirect, wholly-owned subsidiary of Groupe DANONE S.A., entered into a joint venture agreement to establish a weight management business in the People’s Republic of China. Pursuant to the terms of the joint venture agreement, Weight Watchers Asia and Danone Dairy Asia own 51% and 49%, respectively, of the joint venture entity. Because we have a direct, controlling financial interest in the joint venture entity, we began to consolidate this entity in the first quarter of fiscal 2008.

Consolidation/Acquisition of WeightWatchers.com

As of December 16, 2005, WeightWatchers.com became a wholly-owned subsidiary of Weight Watchers International, Inc. In connection with this acquisition of WeightWatchers.com, we recognized $46.4 million of expenses during fiscal 2005. See “Item 1. Business—History—WeightWatchers.com Acquisition” in Part I of this Annual Report on Form 10-K for further details on this acquisition.

Long-Term Debt

On December 16, 2005, WeightWatchers.com borrowed $215.0 million pursuant to two credit facilities, or the WW.com Credit Facilities, consisting of (i) a five year, senior secured first lien term loan facility in an aggregate principal amount of $170.0 million and (ii) a five and one-half year, senior secured second lien term loan facility in an aggregate principal amount of $45.0 million.

On May 8, 2006, we entered into a refinancing to reduce our effective interest rate while increasing our borrowing capacity and extending the maturities of borrowings under WWI’s then-existing credit facility. In connection with the refinancing, WWI’s then-existing tranche B facilities in the aggregate amount of $294.4 million were repaid and replaced with a new tranche A facility in the amount of $350.0 million. The additional funds of $55.6 million were used to pay down WWI’s then-existing revolving line of credit. Also, in connection with this refinancing, WWI’s then-existing revolving line of credit was replaced with a new revolving line of credit which increased borrowing capacity from $350.0 million to $500.0 million. In connection with this refinancing, we incurred expenses of $1.3 million.

On January 26, 2007, in connection with our Tender Offer and share repurchase more fully described under “Item 1. Business—History—Tender Offer and Share Repurchase” in Part I of this Annual Report on Form 10-K, we increased our borrowing capacity by adding an additional tranche A facility in the amount of $700.0 million and a new tranche B facility in the amount of $500.0 million to WWI’s then-existing credit facility. We utilized (a) $185.8 million of these proceeds to pay off the WW.com Credit Facilities, (b) $461.6 million to repurchase approximately 8.5 million of our shares in the Tender Offer and (c) $567.6 million to repurchase approximately 10.5 million of our shares from Artal. In connection with the early extinguishment of the WW.com Credit Facilities, we recorded a charge of $3.0 million in the first quarter of 2007 relating to the write-off of the deferred financing costs associated with the WW.com Credit Facilities.

On June 26, 2009, we amended the WWI Credit Facility (defined hereafter) to allow us to make loan modification offers to all lenders of any tranche of term loans or revolving loans to extend the maturity date of such loans and/or reduce or eliminate the scheduled amortization. Any such loan modifications would be effective only with respect to such tranche of term loans or revolving loans and only with respect to those lenders that accept our offer. Loan modification offers may be accompanied by increased pricing and/or fees payable to accepting lenders. This amendment also provides for up to an additional $200.0 million of incremental term loan financing through the creation of a new tranche of term loans, provided that the aggregate principal amount of such new term loans cannot exceed the amount then outstanding under our existing revolving credit facility. In addition, the proceeds from such new tranche of term loans must be used solely to repay certain outstanding revolving loans and to reduce the commitments of certain revolving lenders. In connection with this amendment, we incurred fees of approximately $4.1 million during fiscal 2009.

For additional details on the WWI Credit Facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” in Part II of this Annual Report on Form 10-K.

Working Capital

The increase in the working capital deficit is primarily the result of year-over-year increases in the current portion of debt obligations, accruals for the U.K. adverse tax rulings related to U.K. VAT and self-employment matters, and year-over-year increases in deferred revenue given the introduction and success of commitment plans in our meetings business and growth in our online subscription products.

Franchise Acquisitions

The following are our key acquisitions since January 1,2006:

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

Reversal of Tax Reserves

In the fourth quarter of fiscal 2005, we recorded a tax benefit by reversing a $0.9 million state tax reserve with respect to accrued but no longer necessary state tax liabilities. Also in the fourth quarter of fiscal 2005, due to the recent trend in profitability of certain of WeightWatchers.com’s foreign operations, it was concluded that it was more likely than not that these foreign operations would fully realize the benefit of its deferred tax assets. As such, WeightWatchers.com reversed all but $0.6 million of its remaining valuation allowance relating to its foreign operations. This $0.6 million remaining amount was subsequently reversed in fiscal 2006 due to the utilization of the net operating loss carryforwards. During the fourth quarter of fiscal 2006, we recorded a tax benefit of $6.3 million by reversing tax reserves which due to the resolution of certain tax matters were no longer necessary, partially offset by adjustments to our tax valuation allowance for foreign tax net operating loss carryforwards.

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

Overview

We are a leading, global-branded consumer company and the world’s leading provider of weight management services, operating globally through a network of Company-owned and franchise operations. With over four decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. In 2009, consumers spent over $4 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, products sold at meetings, Internet subscription products sold by WeightWatchers.com, licensed products sold in retail channels and magazine subscriptions and other publications.

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

•

Licensing, franchise royalties and other. We license the Weight Watchers brand and our other intellectual property for certain foods and other relevant consumer products. We also endorse carefully selected branded consumer products. In addition, our franchisees typically pay us a royalty fee of 10% of their meeting fee revenues. We also generate revenues from subscriptions of our magazines and third-party advertising in our publications.

We currently have two operating segments: Weight Watchers International and WeightWatchers.com. Other than Internet revenues, all of the foregoing sources of revenue are included in our Weight Watchers International operating segment. Revenues from our Weight Watchers International operating segment, including revenues from meetings and product sales, comprised 85.9% of our total revenues in fiscal 2009, 87.7% of our total revenues in fiscal 2008 and 89.5% of our total revenues in fiscal 2007. Revenues from our WeightWatchers.com operating segment contributed 14.1% of our total revenues in fiscal 2009, 12.3% of our total revenues in fiscal 2008 and 10.5% of our total revenues in fiscal 2007.

The following table sets forth our revenues by category for the past five fiscal years.

Revenue Sources

(in millions)

	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Meeting fees	$817.5	$908.1	$880.7	$723.1	$681.1
Product sales	292.1	339.8	337.7	293.3	285.5
Internet revenues	196.0	185.8	151.6	129.4	109.7
Licensing, franchise royalties and other	93.3	102.1	97.2	87.5	75.0

Total	$1,398.9	$1,535.8	$1,467.2	$1,233.3	$1,151.3

From fiscal 2005 through fiscal 2009, our revenues have increased at a compound annual growth rate of 5.0%. This increase is principally a result of:

•

Increased meeting fees. From fiscal 2005 to fiscal 2009, meeting fees grew at a compound annual rate of 4.7% led by our NACO operations. This growth resulted from increases in our average meeting fee per attendee which increased from $11.17 to $15.06, with most of the increase occurring from fiscal 2006 to fiscal 2008 coincident with our introduction of Monthly Pass, a recurring payment plan model whereby the member authorizes us to charge his or her credit card for meeting fees on a monthly basis, at a discounted rate, until the member elects to cancel. The increase in the average meeting fee per attendee arises because not all members who purchase Monthly Pass attend all the meetings for which they have paid.

•

Increased product sales. Global product sales have grown at a compound annual rate of 0.6% from fiscal 2005 to fiscal 2009, led by the United Kingdom which grew at a compound annual rate of 3.1%. We have increased average product sales per attendee in our meetings business from $3.88 to $4.63, a compound annual growth rate of 4.5%, over the same period. Product sales growth resulted from successful new product launches.

•

Consolidation of WeightWatchers.com. From fiscal 2005 to fiscal 2009, our Internet revenues have grown at a compound annual growth rate of 15.6%. The increase in Internet revenues during this time is primarily due to the growth in the number of WeightWatchers.com’s end-of-period active online subscribers which almost doubled, from 399,000 at the end of fiscal 2005 to 763,000 at the end of fiscal 2009.

•

Increased licensing revenues. Licensing revenues grew at a compound annual rate of 13.6% from fiscal 2005 to fiscal 2009, primarily as a result of our increased focus on expanding the number of Weight Watchers branded and endorsed products worldwide.

Metrics and Business Trends

Global Operations

As shown in the chart below, our worldwide annual meeting attendance in our Company-owned operations (including the previously mentioned acquired franchise operations) has declined from 60.9 million for fiscal 2005 to 54.3 million for fiscal 2009. Our worldwide average revenue per customer, however, has increased over the same period, largely as a result of Monthly Pass’ growing penetration in NACO and other markets.

	Meeting Attendance in Company-Owned Operations
	(in millions)
	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
North America	32.1	36.5	38.1	35.4	33.5
United Kingdom	11.4	11.6	11.9	11.6	12.6
Continental Europe	8.6	9.8	10.2	11.1	11.6
Other International	2.2	2.1	2.5	3.0	3.2

Total	54.3	60.0	62.7	61.1	60.9

In an effort to provide a greater degree of insight into the drivers of our business, in fiscal 2007 we introduced a new additional volume metric. This new metric, “paid weeks”, reports total paid weeks by our customers in Company-owned operations for a given period. For meetings, paid weeks is the sum of total paid commitment plan weeks and total pay-as-you-go weeks for a given period. For Weight Watchers Online, paid weeks is the total paid Weight Watchers Online subscriber weeks for a given period. Before the launch of our commitment plans in the meetings business, our members were largely on a pay-as-you-go basis, and accordingly, growth in meeting attendance essentially approximated growth in meeting paid weeks. As shown in the chart below, our worldwide meeting paid weeks grew 27.3% from fiscal 2006 to fiscal 2009, up from 68.8 million in fiscal 2006 to 87.6 million in fiscal 2009. In NACO, where Monthly Pass is highly penetrated, fiscal 2009 meeting paid weeks of 55.8 million exceeded meeting attendance of 32.1 million by 73.8%.

	Paid Weeks in Company-Owned Operations
	(in millions)
	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
North America	55.8	61.0	58.4	42.7	33.5
United Kingdom	16.2	15.0	12.8	11.6	12.6
Continental Europe	12.7	12.5	10.7	11.4	11.6
Other International	2.9	2.8	2.7	3.1	3.2

Total Meeting Paid Weeks	87.6	91.3	84.6	68.8	60.9
Online paid weeks	42.7	38.9	31.0	25.2	21.4

Total Paid Weeks	130.3	130.2	115.6	94.0	82.3

North America

Looking historically and at trends, beginning in late 2003, our NACO meeting attendance growth was adversely affected by increased media exposure to and the resulting popularity of low-carbohydrate diets, which continued through 2004. Beginning in the third quarter of fiscal 2004 through the first quarter of fiscal 2005, the declines in NACO meeting attendance excluding the impact of acquisitions versus the prior year periods steadily improved from minus 16.7% in the second quarter of fiscal 2004 to minus 13.9% in the third quarter of fiscal 2004 to minus 8.7% in the fourth quarter of fiscal 2004 and to minus 5.1% in the first quarter of fiscal 2005. After that, NACO meeting attendance versus prior year periods, excluding the impact of acquisitions, moved into positive territory and posted increases of 5.3%, 1.3% and 6.5% in the second, third and fourth quarters of fiscal 2005, respectively. The third quarter of fiscal 2005 grew at a slower pace due to the impact of Hurricane Katrina and its aftermath, compounded by two subsequent hurricanes. In fiscal 2006, meeting attendance for the full year grew at a rate of 5.7%, or 2.9% without the impact of acquisitions. In fiscal 2007, meeting attendance for the full year grew at a rate of 7.7%, but declined 1.7% without the impact of acquisitions, and paid weeks grew 36.5%, due largely to the success of our Monthly Pass recurring payment plan.

In fiscal 2008, meeting attendance for the full year declined 4.3% and excluding the impact of acquisitions, meeting attendance for the full year declined 6.2%, resulting from a number of factors. Rising gasoline and other consumer prices in mid 2008, and the worsening economic climate in the United States leading to a major economic recession toward the end of fiscal 2008 coupled with reduced credit availability, adversely impacted consumer spending. These factors, together with the lack of a meaningful program innovation in NACO for several years, contributed to the decline in NACO meeting attendance throughout fiscal 2008. Paid weeks in NACO in fiscal 2008, including the impact of acquisitions, increased 4.5% over the prior year, largely as a result of increased Monthly Pass penetration. The same factors that began to negatively impact fiscal 2008 continued into fiscal 2009, with meeting attendance and paid weeks declining 11.8% and 8.4%, respectively. We have seen the impact of this most acutely in enrollments, particularly in new members, where the decision to spend on any new products or services is highly scrutinized by consumers in such an environment.

United Kingdom

In the United Kingdom, after four years of meeting attendance increases, meeting attendance declined 3.1% in fiscal 2005 and 7.4% in fiscal 2006. The declining trend began as a result of negative member and leader reaction to a new program innovation launched in January 2005. We worked to simplify the program, improve the meeting experience, and strengthen the quality of our field management and leader force. As a result, over the course of fiscal 2006, the negative U.K. meeting attendance trend reversed from a negative 17.2% year-over-year decline in the first quarter, to 7.0% year-over-year growth in the fourth quarter. This trend continued into the first quarter of 2007 with a growth rate of 9.8% versus the prior year period, but the growth slowed to 2.2% in the second quarter versus the prior year period and turned negative in the second half of fiscal 2007, posting declines of 4.2% and 2.4% in the third and fourth quarters of fiscal 2007, respectively, versus the prior year periods. Paid weeks rose 9.7%, from 11.6 million in fiscal 2006 to 12.8 million in fiscal 2007.

In fiscal 2008, meeting attendance in the United Kingdom declined 2.4% versus the prior year. The U.K. market responded positively to its new program that was soft-launched in December 2008, but like the North American market, the U.K. market experienced a worsening economy which negatively impacted meeting attendance. In fiscal 2008, paid weeks grew 17.4% versus the prior year, due largely to the introduction of Monthly Pass in the third quarter of fiscal 2007. In fiscal 2009, meeting attendance in the United Kingdom declined slightly, down 1.5%, versus the prior year; however, paid weeks in the United Kingdom improved 8.1% as compared to the prior year. Similar to the experience in North America, the U.K. economy has had a significant affect on our U.K. business; however, effective marketing and promotional activity helped to mitigate the affects of a recessionary economy.

Continental Europe

Continental Europe saw meeting attendance growth in every fiscal year from 2000 through 2005. Continental Europe’s meeting attendance increased by 1.1 million in fiscal 2004 primarily as a result of a program innovation in the third quarter which helped drive increased meeting attendance into fiscal 2005 and the first quarter of 2006; however, on a full year basis in fiscal 2006, meeting attendances in Continental Europe declined by 4.4% versus the prior year. Meeting attendance began to decline in the second quarter of fiscal 2006, by 7.2% in the second quarter, 7.8% in the third quarter and 10.6% in the fourth quarter, in each case versus the prior year period. We believe that the growth of the business in Continental Europe prior to fiscal 2006 outpaced the expertise of the local management, and we have now strengthened these teams. The declining meeting attendance trend continued into fiscal 2007 (declines of 6.6% in the first quarter, 7.5% in the second quarter, 11.7% in the third quarter and 9.4% in the fourth quarter, in each case versus the prior year period) and ended the year with meeting attendance 8.5% below the prior year. Paid weeks in Continental Europe declined 6.2%, from 11.4 million in fiscal 2006 to 10.7 million in fiscal 2007. We believe that most of this weakness was the result of ineffective marketing and the resultant lack of new enrollments.

In fiscal 2008, Continental Europe experienced a 4.1% decline in meeting attendance versus the prior year. However, the introduction of Monthly Pass in Germany in the third quarter of fiscal 2007 and in France in April 2008 helped drive an overall 16.5% increase in paid weeks for fiscal 2008 in Continental Europe versus the prior year. In fiscal 2009, Continental Europe experienced an 11.8% decline in meeting attendance and paid weeks growth of 1.6% versus the prior year. Most of our markets in Continental Europe were affected by the difficult economic conditions in fiscal 2009. In addition, in fiscal 2009, we re-evaluated the meeting base in a number of countries, including Germany, closing weaker meetings and building on stronger meetings for a better meeting experience for our members. This has resulted in better economics for our service providers and higher gross margins. This stronger foundation creates a better platform from which we can grow as the economy rebounds. During fiscal 2009, the management teams in Continental Europe also prepared for a major new innovative program, ProPoints, which soft launched in the fourth quarter of fiscal 2009.

WeightWatchers.com

The continued success of WeightWatchers.com resulted in the number of online paid weeks almost doubling, from 21.4 million in fiscal 2005 to 42.7 million in fiscal 2009. This success is due largely to the acquisition of new Weight Watchers Online subscribers in the United States as well as the launch of WeightWatchers.com subscription products in new markets globally.

Gross Margin

The Company has maintained an annual gross margin of 50% or more since fiscal 2001. Our staff is usually paid on a commission basis and space is typically rented as needed. Moreover, we adjust the number of meetings according to demand, including seasonal fluctuations. This variable cost structure has enabled us to maintain these high margins even as we have expanded the number of our meetings over this period and experienced a decline in the number of attendances per meeting. When our attendance growth outpaces our meeting growth, our gross margins typically improve. As WeightWatchers.com continues to grow, we expect margins to continue to expand in this highly scalable business.

Operating Margin

The Company has consistently generated operating income margins of 30% or more from fiscal 2001 to fiscal 2007, even while making significant investments in strengthening our management teams, particularly in North America and Continental Europe, putting in place a stronger global marketing infrastructure, increasing our investments in marketing and information technology and expensing share-based compensation beginning in fiscal 2006. In fiscal 2008, the operating income margin of the Company dipped below 30%, to 28%, due largely to the adverse U.K. VAT ruling received in the second quarter of fiscal 2008 and the start-up costs of our China Joint Venture. In fiscal 2009, the operating income margin of the Company dipped below 30%, to 26%, due largely to the adverse U.K. tax ruling relating to the self-employment status of its U.K. leaders.

Performance Indicators and Market Trends

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•	net revenues, which are an indicator of our overall business growth;

•	attendance and paid weeks metrics;

•	meeting fee revenue per attendee and in-meeting product sales per attendee;

•	the number of Weight Watchers Online subscribers; and

•	operating expenses as a percentage of revenue, which are an indicator of the efficiency of our business and our ability to manage our business to budget.

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

Franchise Acquisitions

From time to time, we repurchase franchise territories. Since the beginning of fiscal 2001, we have acquired 19 franchise operations for a total of approximately $681.3 million. These acquisitions are typically accretive to our earnings per share. For fiscal 2009, the attendance of our remaining franchise operations accounted for less than 17% of total worldwide attendance at Weight Watchers meetings.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP measures of operating results that exclude or adjust certain items. Net revenues, cost of revenues, global meeting fees, international meeting fees, gross profit and margin, operating income and operating income margin and effective tax rate, including components thereof, are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis), and as adjusted excluding from our fiscal 2009 results the impact of the adverse U.K. tax ruling relating to the self-employment status of the Company’s U.K. leaders and restructuring charges associated with our previously disclosed cost savings initiatives, and adjusting the fiscal 2008 results to exclude the impact of the adverse U.K. VAT ruling. See “Item 3. Legal Proceedings–U.K. Self-Employment Matter and –U.K. VAT Matter” in Part I of this Annual Report on Form 10-K for further details on these rulings. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of these rulings and/or these restructuring charges. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

Use of Constant Currency

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this Annual Report on Form 10-K, we calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding or adjusting for the impact of foreign currency. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

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

Goodwill and Other Indefinite-lived Intangible Assets

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years. We review goodwill and other indefinite-lived intangible assets, including franchise rights acquired, for potential impairment on at least an annual basis or more often if events so require. We performed fair value impairment testing as of the end of fiscal 2009 and fiscal 2008 on our goodwill and other indefinite-lived intangible assets and determined that the carrying amounts of these assets did not exceed their respective fair values, and therefore, no impairment existed. When determining fair value, we utilize various assumptions, including projections of future cash flows, growth rates and discount rates. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In the event such a decrease occurred, we would be required to record a corresponding charge, which would impact earnings. We would also be required to reduce the carrying amounts of the related assets on our balance sheet. We continue to evaluate these estimates and assumptions and believe that these assumptions are appropriate.

In performing the impairment analysis for franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the franchise rights acquired and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the unit of accounting for those franchise rights. In determining the appropriate unit of accounting, we have concluded that the unit of accounting for each franchise right acquired is the country corresponding to the acquired franchise territory. The carrying values of these franchise rights acquired in the United States, Canada, United Kingdom, Australia/New Zealand and other countries at January 2, 2010 were $656.6 million, $68.6 million, $14.6 million, $13.2 million and $5.6 million, respectively, totaling $758.6 million.

We estimate future cash flows for each unit of accounting by utilizing the historical cash flows attributable to the rights in that country and then applying a growth rate using a blend of the historical operating income growth rates for such country and expected future operating income growth rates for such country. We utilize operating income as the basis for measuring our potential growth because we believe it is the best indicator of the performance of our business. For fiscal 2009, the blended growth rates used in our discounted cash flow analysis ranged from zero to a growth of approximately 11%. For fiscal 2008, the blended growth rates used in our discounted cash flow analysis ranged from a decline of approximately 2.0% to a growth of approximately 8.5%. We then discount the estimated future cash flows utilizing a discount rate. The discount rate is calculated using the weighted average cost of capital, which includes the cost of equity and the cost of debt. The cost of equity is determined by combining a risk-free rate of return and a market risk premium. The risk-free rate of return is generally determined based on the average rate of long-term Treasury securities. The market risk premium is generally determined by reviewing external market data. When appropriate, we further adjust the resulting combined rate to account for certain entity-specific factors such as maturity of the market in order to determine the utilized discount rate. The cost of debt is our average borrowing rate for the period. The discount rates used in our fiscal 2009 year-end impairment test and our fiscal 2008 impairment test as tested in the third quarter of fiscal 2009 averaged approximately 11.5% and 10.8%, respectively.

At the end of fiscal 2009, we estimated that approximately 90% of the carrying value of our franchise rights acquired had a fair value of at least three times their respective carrying amounts. In the United States, our region which held approximately 87% of the franchise rights acquired, the aggregate fair value of our franchise rights acquired was approximately three times the aggregate carrying value. Given that there is a significant difference between the fair value and carrying value of our franchise rights acquired, we believe there are currently no reasonably likely changes in assumptions that would cause an impairment.

Derivative Instruments and Hedging

We enter into interest rate swaps to hedge a substantial portion of our variable rate debt. We record all derivative financial instruments on the consolidated balance sheet at fair value as either assets or liabilities. Fair value adjustments for qualifying derivative instruments are recorded as a component of other comprehensive income and will be included in earnings in the periods in which earnings are affected by the hedged item. Fair value adjustments for non-qualifying derivative instruments are recorded in our results of operations.

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

On December 31, 2006, the first day of fiscal 2007, the Company adopted new accounting guidance governing the recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the December 31, 2006 adoption of this accounting guidance, the Company increased its tax liability for unrecognized tax benefits by $1.9 million, which was accounted for as a reduction to the opening balance of retained earnings for fiscal 2007.

Capitalized Software Development

We capitalize certain software costs incurred in connection with developing or obtaining software for internal use. These costs are amortized over a period of three to five years, the estimated useful life of the software. We periodically evaluate for impairment capitalized software development costs by considering, among other factors, whether the software is still expected to provide substantive service potential, and whether a significant change is being made or will be made to the software.

Share-Based Compensation

On January 1, 2006, we adopted accounting guidance on share-based compensation and began recognizing the cost of all share-based awards based on their estimated grant-date fair value over the related service period of such awards. Upon adoption of this accounting guidance, we elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and began recognizing the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro forma disclosures. We have not restated the results of prior periods.

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

Results of Operations

Comparison of Fiscal 2009 (52 weeks) to Fiscal 2008 (53 weeks)

Two adverse U.K. tax rulings caused the Company to record prior period adjustments that negatively impacted certain key metrics in both fiscal 2009 and fiscal 2008. We discuss these U.K. rulings in further detail in “Item 3. Legal Proceedings—U.K. Self-Employment Matter and—U.K. VAT Matter” in Part I of this Annual Report on Form 10-K. The table below shows our consolidated results for fiscal 2009 versus fiscal 2008 on both a GAAP basis and on an adjusted basis to show the impact of these rulings on both years and to exclude the restructuring charges associated with our cost savings initiatives in fiscal 2009.

Statement of Operations as Reported and Adjusted

	(In millions, except per share amounts)
	Fiscal 2009	Fiscal 2008	Increase/ (Decrease)	% Change
Revenues, net (as adjusted)(1)	$1,398.9	$1,554.5	$(155.6)	(10.0%)
U.K. VAT ruling impact on prior years 2005 – 2007(1)	—	(18.7)	18.7	(100.0%)

Revenues, net of VAT ruling	1,398.9	1,535.8	(136.9)	(8.9%)
Cost of revenues (as adjusted)(1)	634.3	700.8	(66.5)	(9.5%)
U.K. self-employment ruling impact on 2009(1)	4.2	—	4.2	100.0%
U.K. self-employment ruling impact on prior years 2001 – 2008(1)	32.5	—	32.5	100.0%

Cost of revenues	671.0	700.8	(29.8)	(4.3%)

Gross Profit	727.9	835.0	(107.1)	(12.8%)
Gross Margin %	52.0%	54.4%

Marketing expenses	200.5	227.4	(26.9)	(11.8%)
Selling, general & administrative expenses (as adjusted)(1)	165.3	182.6	(17.3)	(9.5%)
Impact of restructuring charges	5.5	—	5.5	100.0%

Selling, general & administrative expenses	170.8	182.6	(11.8)	(6.5%)
Operating income	356.6	425.0	(68.4)	(16.1%)
Operating Income Margin %	25.5%	27.7%

Interest expense	66.7	92.7	(26.0)	(28.0%)
Other income, net	(0.2)	(2.0)	1.8	(90.0%)

Income before income taxes	290.1	334.3	(44.2)	(13.2%)
Provision for income taxes	115.6	132.0	(16.4)	(12.4%)

Net income	174.5	202.3	(27.8)	(13.7%)
Net loss attributable to the noncontrolling interest	2.8	2.0	0.8	40.0%

Net income attributable to the Company	$177.3	$204.3	$(27.0)	(13.2%)

Weighted average diluted shares outstanding	77.1	78.5	(1.4)	(1.8%)

Diluted EPS	$2.30	$2.60	$(0.30)	(11.5%)

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of operations to exclude from the results of operations for fiscal 2009 the impact of the U.K. self-employment ruling and the impact of restructuring charges and exclude from the results of operations for fiscal 2008 the impact of the U.K. VAT ruling pertaining to prior periods. The U.K. VAT ruling impact pertaining specifically to fiscal 2008 of $7.8 million has not been adjusted herein as both years presented include the impact of this ruling. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

During the second quarter of fiscal 2008, the Company received a ruling with respect to the imposition of U.K.VAT on meeting fees collected by our U.K. subsidiary. This ruling resulted in an $18.7 million charge for periods prior to fiscal 2008 against fiscal 2008 revenues. As the above table shows, when comparing our fiscal 2009 revenues of $1.4 billion to our fiscal 2008 revenues of $1.5 billion, revenues in fiscal 2009 decreased by 8.9% versus the prior year; however, on an adjusted basis, removing the $18.7 million charge from fiscal 2008, our revenues in fiscal 2009 declined by 10.0% versus fiscal 2008.

The Company received an adverse U.K. tax ruling relating to the self-employment status of its U.K. leaders in February 2010 which caused the Company to record in fiscal 2009 a prior period charge to expense of $32.5 million and a current period charge of $4.2 million. This tax ruling will impact cost of revenues on an ongoing basis. As the table above shows, our cost of revenues decreased by $29.8 million from $700.8 million in fiscal 2008 to $671.0 million in fiscal 2009, a decrease of 4.3%; however, on an adjusted basis, removing the aggregate $36.7 million charge from fiscal 2009, our cost of revenues in fiscal 2009 actually declined by 9.5% versus fiscal 2008.

The table above shows that, including the impact of these charges, the Company’s fiscal 2009 gross profit was $727.9 million, as compared to $835.0 million in fiscal 2008, a decrease of $107.1 million or 12.8%, and that our gross profit margin of 52.0% declined 240 basis points from the prior year’s gross profit margin of 54.4%.

In addition to the two adjustments for the U.K. tax rulings noted above, the Company recorded $5.5 million of restructuring charges in fiscal 2009 associated with the cost savings initiatives announced in the first quarter of fiscal 2009. Selling, general and administrative expenses were 6.5% lower in fiscal 2009 versus fiscal 2008. Excluding the restructuring charges in fiscal 2009, selling, general and administrative expenses were $17.3 million, or 9.5%, lower than in fiscal 2008.

Fiscal 2009 operating income of $356.6 million declined $68.4 million, or 16.1%, from the fiscal 2008 level of $425.0 million, and fiscal 2009 operating income margin declined to 25.5% compared to 27.7% in fiscal 2008. Net income attributable to the Company of $177.3 million in fiscal 2009 was reduced by after-tax charges of $25.6 million related to the adverse U.K. tax ruling relating to the self-employment status of the Company’s U.K. leaders and $3.4 million for restructuring charges. Fiscal 2009 net income attributable to the Company declined $27.0 million, or 13.2%, from $204.3 million in fiscal 2008, which included after-tax charges of $12.7 million for the adverse U.K. VAT ruling. Fiscal 2009 diluted earnings per share of $2.30, including $0.38 of decline for the two fiscal 2009 items noted above, compared to $2.60 in fiscal 2008, which included $0.17 of decline related to the fiscal 2008 charge noted above.

The table below illustrates the Company’s fiscal 2009 and fiscal 2008 results for certain selected financial data on a comparable basis, after all adjustments as noted and discussed above are reflected.

Summary of Selected Financial Data as Adjusted

	(In millions, except per share amounts)
	As Adjusted(1)
	Fiscal 2009	Fiscal 2008	Increase/ (Decrease)	% Change
Revenues, net	$1,398.9	$1,554.5	$(155.6)	(10.0%)
Cost of revenues	634.3	700.8	(66.5)	(9.5%)

Gross Profit	764.6	853.7	(89.1)	(10.4%)
Gross Margin %	54.7%	54.9%

Marketing expenses	200.5	227.4	(26.9)	(11.8%)
Selling, general & administrative expenses	165.3	182.6	(17.3)	(9.5%)

Operating income	398.8	443.7	(44.9)	(10.1%)
Operating Income Margin %	28.5%	28.5%

Net income attributable to the Company	$206.3	$217.0	$(10.7)	(4.9%)

Weighted average diluted shares outstanding	77.1	78.5	(1.4)	(1.8%)

Diluted EPS	$2.68	$2.77	$(0.09)	(3.2%)

(1)

“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of operations to exclude from the results of operations for fiscal 2009 the impact of the U.K. self-employment ruling and the impact of restructuring charges and exclude from the results of operations for fiscal 2008 the impact of the U.K. VAT ruling pertaining to periods prior to fiscal 2008. The U.K. VAT ruling impact pertaining specifically to fiscal 2008 of $7.8 million has not been adjusted herein as both years presented include the impact of this ruling. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures. Set forth below is a reconciliation of gross profit, operating income, net income attributable to Company and diluted earnings per share to the as reported amounts.

Excluding the charges noted above associated with the U.K. tax rulings in both fiscal years, gross profit of $764.6 million in fiscal 2009 declined by $89.1 million, or 10.4%, versus $853.7 million in fiscal 2008. Despite a 10.0% decline in revenues, the Company’s adjusted gross margin was 54.7%, down just 20 basis points from 54.9% in fiscal 2008 as a result of our variable cost business model and cost savings initiatives. Adjusted operating income of $398.8 million in fiscal 2009 declined by $44.9 million, or 10.1%, versus $443.7 million in fiscal 2008; however, the fiscal 2009 adjusted operating income margin of 28.5% remained unchanged from prior year, benefiting from lower marketing expenses and selling, general and administrative expense savings.

The following table sets forth a reconciliation for fiscal 2009 and fiscal 2008 of certain selected financial data set forth in the above “Summary of Selected Financial Data as Adjusted” table:

	(In millions, except per share amounts)
	Gross Profit	Operating Income	Net Income Attributable to Company	Diluted EPS
Fiscal 2009 as Reported	$727.9	$356.6	$177.3	$2.30
Adjustments to Reported Amounts
Impact of restructuring charges		5.5	3.4	0.04
U.K. self-employment ruling impact on 2009	32.5	32.5	22.7	0.29
U.K. self-employment ruling impact on prior years 2001—2008	4.2	4.2	2.9	0.04

Total U.K. self-employment ruling impact	36.7	36.7	25.6	0.33

Total Adjustments	36.7	42.2	29.0	0.38

Fiscal 2009 as Adjusted	$764.6	$398.8	$206.3	$2.68

	Gross Profit	Operating Income	Net Income Attributable to Company	Diluted EPS
Fiscal 2008 as Reported	$835.0	$425.0	$204.3	$2.60
Adjustments to Reported Amounts
U.K. VAT ruling impact on prior years 2005—2007	18.7	18.7	12.7	0.17

Fiscal 2008 as Adjusted	$853.7	$443.7	$217.0	$2.77

Note: Totals may not sum due to rounding

Components of Revenue and Volumes

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. Fiscal 2009 which began on January 4, 2009 and ended on January 2, 2010 contained 52 weeks, while fiscal 2008 which began on December 30, 2007 and ended on January 3, 2009 contained 53 weeks. Given that fiscal 2009 began on January 4, 2009, for comparability, week 1 of fiscal 2008 (December 30, 2007 through January 5, 2008) was excluded. The excluded extra week in fiscal 2008 contributed globally an additional $15.8 million in net revenues, or 1.0%, and additional operating income of $3.3 million, or 0.8%, to fiscal 2008. The extra week also contributed globally 0.6 million, or 1.0%, in additional meeting attendances and 1.3 million, or 1.4%, in additional paid weeks.

For the 52 weeks of fiscal 2009 net revenues were $1,398.9 million, a decrease of 8.9%, versus the prior year of 53 weeks. After adjusting fiscal 2008 revenues for the U.K. VAT ruling, net revenues for fiscal 2009 of $1,398.9 million, declined $155.6 million, or 10.0%, from $1,554.5 million for fiscal 2008. The largest component of this decline in revenues in fiscal 2009 versus the prior year was the unfavorable impact of foreign currency exchange rates, which reduced our revenues by $63.9 million, or 4.1%. In fiscal 2009, the average exchange rate from the British pound to the U.S. dollar dropped by 15.3% versus the prior year, from 1.853 to 1.569, and the average exchange rate from the Euro to the U.S. dollar dropped by 5.1% versus the prior year, from 1.471 to 1.396.

For the 52 weeks of fiscal 2009, global meeting fees were $817.5 million, a decrease of $90.6 million, or 10.0%, from the prior year of 53 weeks. After adjusting fiscal 2008 for the U.K. VAT ruling, global meeting fees were $926.8 million in fiscal 2008. On this as-adjusted basis, global meeting fees in fiscal 2009 decreased $75.0 million, or 8.1%, as compared to fiscal 2008 on a constant currency basis. Global meeting paid weeks were 87.6 million in fiscal 2009 versus 91.3 million in the prior year, a 4.0% decline. Global attendance declined 9.5% to 54.3 million in fiscal 2009 versus 60.0 million in the prior year.

Declining volume trends in the midst of difficult economic conditions worldwide led to a decline in global meeting fees in fiscal 2009, but the increased acceptance of Monthly Pass in our international markets mitigated part of this revenue decline. We now have Monthly Pass outside the United States, in the United Kingdom, Germany, and Australia, each of which launched in the third quarter of fiscal 2007, France, which launched during the second quarter of fiscal 2008 and in Sweden, which launched during the fourth quarter of fiscal 2009. The global average meeting fee per attendee in fiscal 2009, which decreased 0.5% versus the prior year in total, actually increased 1.6% on a comparable basis excluding the negative impact of foreign currency and the fiscal 2008 U.K. VAT ruling impact.

In NACO, meeting fees for the 52 weeks of fiscal 2009 were $547.0 million, a decline of $78.3 million, or 12.5%, from $625.3 million for the 53 weeks of fiscal 2008. Meeting attendances of 32.1 million and paid weeks of 55.8 million declined at a similar rate versus the prior year, down 11.8% and 8.4%, respectively. As a result of economic conditions, it is generally acknowledged that consumers significantly reduced their discretionary spending in 2009. We believe this has had the impact of deferring weight loss efforts on the part of some consumers, particularly potential new members, whose decision to spend on any new service or product was likely to be highly scrutinized. Partially in an effort to spur demand in this economic environment, in September 2009, NACO launched its first new major price promotion other than the free registration promotion which has been part of our seasonal marketing campaigns for many years. This new promotion lowered our second half fiscal 2009 meeting fees by approximately 1.7%, but had an immediate, positive effect on our enrollment trends and on shifting members from the pay-as-you-go payment model into the more profitable Monthly Pass recurring payment plan model. Members who purchase Monthly Pass on average have a longer tenure and are thus more profitable to us.

Our international meeting fees were $270.5 million for the 52 weeks of fiscal 2009 as compared to $282.8 million, a decrease of $12.3 million, or 4.3%, from the prior year of 53 weeks and a decrease of 10.3% after adjusting fiscal 2008 for the U.K. VAT ruling which reduced 2008 international meeting fees by $18.7 million. The decline in international meeting fees was the result of the negative impact of foreign currency exchange. On a constant currency basis, international meeting fees in fiscal 2009 increased $0.9 million, or 0.3%, from the prior year as adjusted for the U.K. VAT ruling. International meeting fees per attendee, which increased 1.7% including the negative impact of foreign currency exchange and including the impact in fiscal 2008 of the U.K. VAT ruling, increased by 6.7% in constant currency on a comparable to prior year basis excluding the impact of the U.K. VAT ruling. Monthly Pass in the United Kingdom, Germany and France enabled constant currency meeting fee revenue stability in fiscal 2009 versus the prior year, and drove a 4.9% increase over prior year in total paid weeks in our international meetings business, despite the overall international attendance decline of 5.9% in the period. Fiscal 2009 paid weeks increased 8.1% in the United Kingdom and 1.6% in Continental Europe versus the prior year.

Global product sales for fiscal 2009 were $292.1 million, a decline of $47.7 million, or 14.0%, from $339.8 million in fiscal 2008, with 5.9% of decline resulting from foreign currency translation. Global in-meeting product sales per attendee declined 2.8% in fiscal 2009 versus the prior year; however, on a constant currency basis, global in-meeting product sales per attendee increased 4.1% versus the prior year. In NACO, fiscal 2009 in-meeting product sales in total declined 11.0%, or $15.7 million, versus fiscal 2008, to $126.7 million, due in full to lower attendances, as product sales per attendee in NACO rose 0.9%. Internationally, in-meeting product sales per attendee declined 7.5% over the prior year but grew 5.1% on a constant currency basis, despite lower in-meeting product sales per attendee in Continental Europe resulting from our planned run down of inventory in preparation for the launch of our new program innovation. The growth was driven by the United Kingdom, where product sales were especially strong, increasing by 12.0% on a constant currency basis. International product sales in total were $137.6 million in fiscal 2009 versus $162.7 million in the prior year, down 3.5% on a constant currency basis.

Internet revenues, which include subscription revenues from Weight Watchers Online and Weight Watchers eTools as well as Internet advertising revenues, grew $10.2 million, or 5.5%, to $196.0 million for fiscal 2009 from $185.8 million for fiscal 2008. On a constant currency basis, fiscal 2009 Internet revenues rose 8.1% versus the prior year. Online signup growth decelerated in the United States in fiscal 2009 versus the prior year, reflecting both the impact of low consumer confidence in 2009 and higher online signup growth in the prior year. Internationally, online signup growth was driven by successful marketing campaigns and promotions. End-of-period active Weight Watchers Online subscribers increased 12.4%, from 679,000 at January 3, 2009 to 763,000 at January 2, 2010.

Other revenue, comprised primarily of licensing revenues and revenues from our publications, was $80.2 million for fiscal 2009, a decrease of $5.7 million, or 6.6%, from $85.9 million in fiscal 2008. Excluding the negative impact of foreign currency, other revenue decreased $1.5 million in fiscal 2009 versus the prior year. Our fiscal 2009 global licensing revenues, which decreased 4.1%, increased 1.0% on a constant currency basis versus fiscal 2008 on the strength of the U.K. licensing business. Economic conditions have tempered growth in our licensing business elsewhere during fiscal 2009. In the United States, licensing revenues were impacted by two historically significant deals. In one case, we restructured a contract with a major licensing partner and reduced minimum payments. In another case, we had a significant fall off in revenues from a license partner who recently had an ownership change.

Franchise royalties for fiscal 2009 were $8.4 million in the United States and $4.7 million internationally. Total franchise royalties of $13.1 million were 19.2% lower in fiscal 2009 versus the prior year, or 17.0% lower in constant currency. Excluding lost commissions resulting from franchise acquisitions which occurred during fiscal 2008, franchise royalties for fiscal 2009 declined 14.6% on a constant currency basis versus the prior year, with demonstrable impact from the weakened U.S. economy.

Components of Expenses and Margins

Cost of revenues was $671.0 million for fiscal 2009, a decrease of $29.8 million, or 4.3%, from $700.8 million for fiscal 2008. The decrease was driven by lower meeting attendances. As noted above, fiscal 2009 cost of revenues included an aggregate charge of $36.7 million related to the adverse U.K. tax ruling relating to the self-employment status of the Company’s U.K. leaders which increased 2009 cost of revenues by 5.2% over prior year, and diluted fiscal 2009 gross profit margin by 270 basis points. Including the impact of the U.K. self-employment tax ruling in fiscal 2009 and the U.K. VAT ruling in fiscal 2008, the gross profit margins in fiscal 2009 and fiscal 2008 were 52.0% and 54.4%, respectively. Excluding the charge related to the U.K. self-employment tax ruling, the fiscal 2009 gross profit margin was 54.7%. This compared to the fiscal 2008 gross profit margin of 54.9% excluding the 50 basis point negative impact of the previously mentioned 2008 U.K. VAT ruling. On this comparable basis, the 54.7% gross margin in fiscal 2009 was just 20 basis points below 54.9% in fiscal 2008 with the decline resulting from lower attendance per meeting and in-meeting product promotions. Our variable cost business model prevented deeper margin compression in fiscal 2009 despite the impact of the global recessionary economy on our volumes and revenues.

Marketing expenses for fiscal 2009 decreased $26.9 million, or 11.8%, to $200.5 million from $227.4 million for fiscal 2008. Marketing expenses as a percentage of revenues declined to 14.3% in fiscal 2009 as compared to 14.6% in the prior year as adjusted for the impact of the U.K. VAT ruling. Excluding the impact of foreign currency exchange, the year-over-year decrease in marketing expense was $17.0 million, or 7.5%. The meeting room business drove the decline which resulted from a combination of advertising rate efficiencies and cost containment efforts across our geographies, particularly in Continental Europe.

Selling, general and administrative expenses were $170.8 million for fiscal 2009 versus $182.6 million for fiscal 2008, a decrease of $11.8 million, or 6.5%. Our selling, general and administrative expenses in fiscal 2009 included $5.5 million of restructuring charges associated with our cost savings initiatives and also included a $5.9 million benefit from foreign currency translation. Excluding the restructuring charges and the benefit from foreign currency translation, selling, general and administrative expenses were $171.2 million for fiscal 2009, a decrease of $11.4 million, or 6.2%, from the prior year, reflecting cost savings from restructuring and other initiatives that began to have an impact in the second quarter of fiscal 2009. Selling, general and administrative expenses declined despite higher investment with respect to our China Joint Venture and increased depreciation resulting from our information technology investments. Our selling, general and administrative expenses were 12.2% of revenues for fiscal 2009. Excluding the negative impact of restructuring charges from our fiscal 2009 results and excluding the impact of the U.K. VAT ruling from our fiscal 2008 results, selling, general and administrative expenses as a percent of revenues were 11.8% and 11.7%, respectively.

Our operating income for fiscal 2009 was $356.6 million, a decrease of $68.4 million, or 16.1%, from the fiscal 2008 level. Excluding the impact of the adverse U.K. tax rulings from both years and the restructuring charges from fiscal 2009, our operating income for fiscal 2009 declined by $44.9 million, or 10.1%, from $443.7 million in fiscal 2008 to $398.8 million in fiscal 2009. Foreign currency exchange accounted for $15.2 million, or 3.4%, of decline. On a constant currency basis, fiscal 2009 operating income, as adjusted for the U.K. self-employment ruling and for restructuring charges, decreased $29.7 million, or 6.7%, versus the prior year as adjusted for the U.K. VAT ruling in fiscal 2008. Volume declines were partially offset by lower marketing expenses and cost savings initiatives across most major expense categories.

Our operating income margin for fiscal 2009 was 25.5% versus 27.7% for fiscal 2008. Excluding the U.K. self-employment ruling and the restructuring charges in fiscal 2009 and adjusting fiscal 2008 for the U.K. VAT ruling, our adjusted operating income margin was flat at 28.5% in both fiscal 2009 and fiscal 2008.

Interest expense was $66.7 million for fiscal 2009, a decrease of $26.0 million, or 28.0%, from $92.7 million in fiscal 2008. The Company’s average effective interest rate declined 127 basis points, down from 5.44% in fiscal 2008 to 4.17% in fiscal 2009, mainly as a result of lower market rates. During 2009, we made debt payments of $194.5 million, reducing our debt outstanding under our credit facility to $1.453 billion at the end of fiscal 2009 as compared to $1.648 billion at the end of fiscal 2008.

We reported other income of $0.2 million in fiscal 2009 as compared to $2.0 million in the comparable prior year period. The change resulted primarily from the impact of foreign currency exchange rates on intercompany transactions.

The Company’s effective tax rate was 39.8% in fiscal 2009 and 39.5% in fiscal 2008. Our tax rate for both years was inflated as charges associated with the U.K. tax rulings in 2009 and 2008 resulted in changes in the geographic mix of our income in both years. Excluding the U.K. tax rulings, the effective tax rate was 38.7% in fiscal 2009 and 39.1% in fiscal 2008.

Comparison of Fiscal 2008 (53 weeks) to Fiscal 2007 (52 weeks)

Certain key metrics were significantly negatively affected by net offsets to revenue recorded in fiscal 2008 resulting from the adverse U.K. VAT ruling received by the Company during the second quarter 2008 with respect to the imposition of VAT on meeting fees collected by our U.K. subsidiary. We discuss the U.K. VAT ruling in Note 14 of our Consolidated Financial Statements. After accounting for the aforementioned U.K. VAT ruling, which lowered our full year revenues by a net $26.5 million, our reported revenues for fiscal 2008 were $1,535.8 million, an increase of $68.6 million, or 4.7%, from the prior year. In fiscal 2008, our global meeting fees were $908.1 million, an increase of $27.4 million, or 3.1%, from the prior year, and our international meeting fees were $282.8 million, an increase of $5.8 million, or 2.1%, from the prior year, including in both the $26.5 million negative net impact to our international revenues from the U.K. VAT ruling.

Our fiscal 2008 gross profit margin of 54.4% declined 110 basis points from the prior year’s margin of 55.5%, with approximately half of the gross profit margin decline resulting from the negative net impact of the U.K. VAT ruling. While our gross profit margins remain strong given our variable cost business model, in fiscal 2008 there was margin compression in the meetings business driven primarily by fewer attendances per meeting, ramp up costs for Monthly Pass in Continental Europe, and costs associated with program innovation launches in the United States and United Kingdom. Our operating income margin was similarly affected, declining from 29.7% in fiscal 2007 to 27.7% in fiscal 2008, as a result of the U.K. VAT ruling, other gross margin declines as described above, and increases in marketing and general and administrative expenses as a percentage of revenues. Our operating income for fiscal 2008 was $425.0 million, a decrease of $10.6 million, or 2.4%, from the prior year, including the $26.5 million charge associated with the U.K. VAT ruling. Our effective tax rate increased from 38.4% for fiscal 2007 to 39.5% for fiscal 2008, due mainly to the negative net impact of the U.K. VAT ruling which contributed to a shift in the geographic mix of our earnings.

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

	(In millions, except per share amounts)
	Fiscal 2008	Fiscal 2007	Increase/ (Decrease)	% Change
Revenues, net (as adjusted)(1)	$1,562.3	$1,467.2	$95.1	6.5%
U.K. VAT ruling impact on fiscal 2008(1)	(7.8)	—	(7.8)
U.K. VAT ruling impact on prior years 2005-2007(1)	(18.7)	—	(18.7)

Revenues, net of U.K. VAT ruling	1,535.8	1,467.2	68.6	4.7%
Cost of revenues	700.8	653.3	47.5	7.3%

Gross profit	835.0	813.9	21.1	2.6%
Marketing expenses	227.4	205.3	22.1	10.8%
Selling, general and administrative expenses	182.6	173.0	9.6	5.5%

Operating income	425.0	435.6	(10.6)	(2.4%)
Interest expense	92.7	109.3	(16.6)	(15.2%)
Other income, net	(2.0)	(3.2)	1.2	(37.5%)
Early extinguishment of debt	—	3.0	(3.0)	(100.0%)

Income before income taxes	334.3	326.5	7.8	2.4%
Provision for income taxes	132.0	125.3	6.7	5.3%

Net income	202.3	201.2	1.1	0.5%
Net income attributable to non controlling interest	2.0	—	2.0

Net income attributable to the Company	$204.3	$201.2	$3.1	1.5%

Weighted average diluted shares outstanding	78.5	81.1

Diluted EPS	$2.60	$2.48	$0.12	4.8%

(1)	With respect to fiscal 2008, revenues, net (as adjusted) is a non-GAAP financial measure that adjusts net revenues to exclude the impact of the U.K. VAT ruling. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. Fiscal 2008 contained 53 weeks, while fiscal 2007 contained 52 weeks. The 53rd week in fiscal 2008, which began on December 28, 2008 and ended on January 3, 2009, contributed globally an additional $13.6 million in net revenues, or 0.9%, and additional operating income of $3.5 million, or 0.8%, to fiscal 2008. The 53rd week also contributed globally 0.9 million, or 0.7%, in additional paid weeks and 0.4 million, or 0.7%, in additional attendances, to fiscal 2008. The impact of the 53rd week in fiscal 2008 was primarily attributable to NACO, as a majority of our international meeting operations were closed during this week for the holiday period.

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

For fiscal 2008, reported global meeting fees were $908.1 million, an increase of $27.4 million, or 3.1%, from the prior year. Excluding the aggregate net adjustment for the U.K. VAT ruling of $26.5 million, global meeting fees totaled $934.6 million in fiscal 2008 versus $880.7 million in fiscal 2007, an increase of $53.9 million, or 6.1%, including the favorable impact of foreign currency translation. Global attendance was 60.0 million in fiscal 2008 versus 62.7 million in fiscal 2007, a 2.7 million, or 4.3%, decline. The increase in global meeting fees is attributable to Monthly Pass. We now have Monthly Pass outside the United States, in the United Kingdom, Germany, and Australia, each of which launched in the third quarter of 2007, and in France, which launched during the second quarter of 2008. Monthly Pass drove paid weeks in the global meetings business to 91.3 million in fiscal 2008, a 7.9% increase versus fiscal 2007, and resulted in a 10.4% increase in the average meeting fee per attendee on a constant currency basis versus the prior year.

In NACO, meeting fees for fiscal 2008 were $625.3 million, up $21.6 million, or 3.6%, from $603.7 million for fiscal 2007. Attendance declined 4.3% versus the prior year to 36.5 million including the impact of acquisitions, and declined 6.2% without the impact of acquisitions. This decline in attendance resulted from a number of factors. Rising gasoline and other consumer prices, the worsening economic climate and reduced credit availability adversely affected consumer spending. In fiscal 2008, paid weeks rose 4.5% versus the prior year as a result of the continued success of Monthly Pass outpacing attendance and thereby driving an 8.2% increase in the average meeting fee per attendee versus the prior year. In the United States, the third quarter of fiscal 2008 marked the second anniversary of the launch of Monthly Pass.

Our reported international meeting fees were $282.8 million for fiscal 2008, an increase of $5.8 million, or 2.1%, from fiscal 2007. Excluding the net adjustment for the U.K. VAT ruling, our international meeting fees were $309.3 million for fiscal 2008, an increase of $32.3 million, or 11.7%, from $277.0 million for fiscal 2007. On a local currency basis, these adjusted international meeting fees rose 10.4% compared to the prior year. Total paid weeks in our international meetings business increased 15.4% versus the prior year, with the United Kingdom up 17.4% and Continental Europe up 16.5%. The introduction of Monthly Pass in the United Kingdom and Germany in the third quarter of 2007, coupled with a concurrent price increase in the United Kingdom, and the introduction of Monthly Pass in France in the second quarter of fiscal 2008 drove international meeting fee revenue growth in fiscal 2008, despite a 4.4% decline in attendance versus the prior year.

Global product sales for fiscal 2008 were $339.8 million, up $2.1 million, or 0.6%, from $337.7 million for fiscal 2007, driven by an increase in product sales per attendee across all of our markets. A regular strategy of new product launches, rotation of product offerings, and updating our enrollment products resulted in a trend of growth in product sales per attendee. The difficult trends in the economic environment, however, are now evident in our meeting product sales performance. Global product sales per attendee, which had posted growth versus prior year throughout most of fiscal 2008, were up only marginally in the fourth quarter of fiscal 2008. Internationally, product sales increased 5.1%, or $7.9 million, from fiscal 2007 to $162.7 million for fiscal 2008. In local currencies, international product sales rose 2.3%, as compared with the prior year. In NACO, product sales declined 3.2%, or $5.8 million, to $177.1 million in fiscal 2008, primarily due to lower attendance.

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

Cost of revenues was $700.8 million for fiscal 2008, an increase of $47.5 million, or 7.3%, from $653.3 million for fiscal 2007. Our reported gross profit margin dropped 110 basis points, from 55.5% in fiscal 2007 to 54.4% in fiscal 2008. Excluding the net aggregate adjustment for the U.K. VAT ruling, our gross margin was 55.1% for fiscal 2008, a decline of 40 basis points from the prior year. The decline in this adjusted gross margin was due to start-up costs for Monthly Pass in Continental Europe, lower meeting averages in some of the countries in which we operate, and lower product sales margins in NACO driven by change in product mix and higher supply chain costs. WeightWatchers.com, which carries a structurally higher gross margin, continued its trend of year-over-year gross margin expansion. Excluding the net aggregate adjustment for the U.K. VAT ruling, our gross profit increased $47.6 million, or 5.8%, to $861.5 million in fiscal 2008 from $813.9 million in fiscal 2007.

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

Interest expense was $92.7 million for fiscal 2008, a decrease of $16.6 million, or 15.2%, from $109.3 million for fiscal 2007, due to lower effective interest rates and a $44.0 million decrease in our average debt outstanding. The average effective interest rate for fiscal 2008 decreased to 5.44%, from 6.39% in fiscal 2007, a result of a decline in LIBOR combined with the 0.25% reduction in our interest rate spread over LIBOR for our two tranche A facilities and our revolving credit facility which took effect at the end of February 2008.

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

Liquidity and Capital Resources

Balance Sheet

Comparing the balance sheet at January 2, 2010 with that at January 3, 2009, our cash balance decreased by $1.2 million from $47.3 million to $46.1 million. Our working capital deficit at January 2, 2010 was $336.1 million, including $46.1 million of cash, versus $270.1 million, including $47.3 million of cash, at January 3, 2009. Excluding the change in cash, the working capital deficit increased by $64.8 million from January 3, 2009 to January 2, 2010.

Of the $64.8 million increase in negative working capital, $52.5 million reflects an increase in the current portion of our long-term debt, $36.7 million represents the accrual for the adverse U.K. tax ruling relating to the self-employment status of our U.K. leaders and $15.5 million represents lower prepaid and deferred income taxes. These are partially offset by a decrease in negative working capital of $39.9 million arising from a $22.3 million decrease in our derivative payable due to changes in the interest rate yield curve, a $9.3 million decrease in our U.K. VAT liability and operational items of $8.3 million, largely the result of lower payables and accrued expenses due to timing of these payments this year versus last year.

Capital spending has averaged approximately $29.0 million annually over the last three fiscal years and has consisted primarily of information system and website development expenditures, leasehold improvements, furniture and equipment for meeting locations.

Sources and Uses of Cash

Fiscal 2009

At the end of fiscal 2009, cash and cash equivalents were $46.1 million, a decrease of $1.2 million from the end of fiscal 2008. Cash flows provided by operating activities were $265.5 million, exceeding fiscal 2009 net income of $177.3 million by $88.2 million. The excess of cash over net income arose primarily from differences between book and cash taxes and typical non-cash depreciation and amortization expenses. Net cash used for investing and financing activities combined totaled $270.6 million. Investing activities, consisting primarily of capital spending, utilized $23.6 million. Net cash used for financing activities totaled $247.0 million, including dividend payments of $54.1 million and long-term debt payments of $194.5 million.

Fiscal 2008

At the end of fiscal 2008, cash and cash equivalents were $47.3 million, an increase of $7.5 million from the end of fiscal 2007. Cash flows provided by operating activities were $241.2 million. The cash provided by operations was driven by our net income of $204.3 million, changes in our working capital, and differences between book and cash taxes. Fiscal 2008 cash from operations was negatively impacted by timing of payments. Certain fiscal 2007 and fiscal 2009 tax and other payments amounting to approximately $30.0 million were made in fiscal 2008. Investing activities utilized $72.2 million, including $39.7 million for our fiscal 2008 franchise acquisitions and $31.6 million for capital spending. Net cash used for financing activities totaled $160.1 million. This included the repurchase of 2.8 million shares of our common stock for $116.0 million and dividend payments of $55.0 million. See Item 5 in Part II of this Annual Report on Form 10-K for more information regarding our stock repurchase plan.

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

Long-Term Debt

As of the end of fiscal 2009, our credit facility consisted of a term loan facility consisting of two tranche A facilities, or the Term Loan A and Additional Term Loan A, a tranche B facility, or the Term Loan B, and a revolving line of credit, or the Revolver, or collectively, the WWI Credit Facility. At the end of fiscal 2009, we had debt of $1,453.0 million and had additional availability under our $500.0 million Revolver of $368.9 million.

In January 2007, in connection with the Tender Offer (discussed in further detail in “Item 1. Business—History—Tender Offer and Share Repurchase”), we increased our debt capacity by adding the Additional Term Loan A in the amount of $700.0 million and the Term Loan B in the amount of $500.0 million. We utilized $185.8 million of these proceeds to pay off the WW.com Credit Facilities. In connection with this refinancing, we incurred expenses of $3.0 million. The Additional Term Loan A and the Term Loan B mature in January 2013 and January 2014, respectively.

At the end of fiscal 2009, fiscal 2008 and fiscal 2007, our debt consisted entirely of variable-rate instruments. The average interest rate on our debt, exclusive of the impact of the SWAPs, was approximately 1.5%, 4.7% and 6.5% per annum at the end of fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

The following schedule sets forth our long-term debt obligations (and interest rates, exclusive of the impact of the SWAPs) at January 2, 2010:

Long-Term Debt

At January 2, 2010

(Balances in millions)

	Balance	Interest Rate
Revolver due 2011	$128.0	1.25%
Term Loan A due 2011	245.0	1.31%
Additional Term Loan A due 2013	595.0	1.31%
Term Loan B due 2014	485.0	1.81%

Total Debt	1,453.0	1.47%
Less Current Portion	215.0	1.32%

Total Long-Term Debt	$1,238.0

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

The WWI Credit Facility contains customary covenants, including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. At the end of fiscal 2009, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and we expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

On June 26, 2009, we amended the WWI Credit Facility to allow us to make loan modification offers to all lenders of any tranche of term loans or revolving loans to extend the maturity date of such loans and/or reduce or eliminate the scheduled amortization. Any such loan modifications would be effective only with respect to such tranche of term loans or revolving loans and only with respect to those lenders that accept our offer. Loan modification offers may be accompanied by increased pricing and/or fees payable to accepting lenders. This amendment also provides for up to an additional $200.0 million of incremental term loan financing through the creation of a new tranche of term loans, provided that the aggregate principal amount of such new term loans cannot exceed the amount then outstanding under our existing revolving credit facility. In addition, the proceeds from such new tranche of term loans must be used solely to repay certain outstanding revolving loans and permanently reduce the commitments of certain revolving lenders. In connection with this amendment, we incurred fees of approximately $4.0 million during fiscal 2009.

On September 10, 2009, Standard & Poor’s affirmed its “BB+” rating on the WWI Credit Facility. On March 30, 2009, Moody’s affirmed its “Ba1” rating for the WWI Credit Facility.

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

Contractual Obligations

We are obligated under non-cancelable operating leases primarily for office and rent facilities. Consolidated rent expense charged to operations under all our leases for fiscal 2009 was approximately $34.8 million.

The following table summarizes our future contractual obligations as of the end of fiscal 2009:

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
		(in millions)
Long-Term Debt(1)
Principal	$1,453.0	$215.0	$712.0	$526.0	$—
Interest	56.9	10.5	37.1	9.3	—
Operating leases	82.0	27.2	30.7	12.3	11.8
Other long-term obligations(2)	4.6	0.5	1.3	1.2	1.6

Total	$1,596.5	$253.2	$781.1	$548.8	$13.4

(1)	Due to the fact that all of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2009 remains constant for all periods presented.
(2)	Other long-term obligations primarily consist of deferred rent costs. The provision for income tax contingencies included in other long-term liabilities on the consolidated balance sheet is not included in the table above due to the fact that the Company is unable to estimate the timing of payment for this liability.

We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on all of our outstanding debt from our cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate.

Franchise Acquisitions

The following are our key acquisitions since fiscal 2007:

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

On June 2007, we acquired substantially all of the assets of our British Columbia franchisee for a purchase price of approximately $15.8 million.

China Joint Venture

In February 2008, we entered into a joint venture with Groupe DANONE S.A. to establish a weight management business in the People’s Republic of China. The joint venture, 51% owned by us and 49% owned by Groupe DANONE, commenced retail operations in China in September 2008.

Stock Transactions

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding $250.0 million to this program. Under this program, we will not purchase shares held by Artal. This program currently has no expiration date. As of fiscal year-end 2008, $100.5 million remains available to purchase our shares under this program. From fiscal 2003 through fiscal 2008, we purchased 15.6 million shares of our common stock in the open market for a total purchase price of $649.5 million. No shares were repurchased in fiscal 2009.

On December 18, 2006, we commenced the Tender Offer in which we sought to acquire up to 8.3 million shares of our common stock at a price between $47.00 and $54.00 per share. Prior to the Tender Offer, we entered into an agreement with Artal whereby Artal agreed to sell us, at the same price as was determined in the Tender Offer, the number of its shares of our common stock necessary to keep its percentage ownership in us at substantially the same level after the Tender Offer. Artal also agreed not to participate in the Tender Offer so that it would not affect the determination of the price in the Tender Offer. The Tender Offer expired at midnight on January 18, 2007, and on January 26, 2007 we repurchased approximately 8.5 million shares at a price of $54.00 per share. These repurchased shares were comprised of 8.3 million shares that we offered to purchase and approximately 0.2 million shares purchased pursuant to our right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, we repurchased approximately 10.5 million of Artal’s shares at a purchase price of $54.00 per share pursuant to our prior agreement with Artal. In January 2007, we amended and supplemented our revolving credit facility to finance these repurchases.

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

Seasonality

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in fiscal 2009, Easter fell on April 12, which means that the spring marketing campaign began in the second quarter of fiscal 2009 as opposed to the first quarter of fiscal 2008. The introduction of Monthly Pass in the meetings business has resulted in less seasonality with regard to our lecture income revenues because its revenues are amortized over the related subscription period. Our operating income for the first half of the year is generally the strongest. While WeightWatchers.com experiences similar seasonality in terms of new subscriber signups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

Recently Issued Accounting Standards

In October 2009, new revenue recognition guidance was issued regarding arrangements with multiple deliverables. The new guidance permits companies to recognize revenue from certain deliverables earlier than previously permitted, if certain criteria are met. The new guidance is effective for fiscal years beginning on or after June 15, 2010 and is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks relating to interest rate changes and foreign currency fluctuations. As of the end of fiscal 2009, other than as described below, there have been no material changes to the Company’s exposure to market risk since the end of fiscal 2008.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt. As of the end of fiscal 2009, we had entered into interest rate swaps with notional amounts totaling $900.0 million to hedge a substantial portion of our variable rate debt. In addition to these swaps, on January 13, 2009, we entered into another interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014 at an initial notional amount of $425.0 million. During the term of this additional interest rate swap, the notional amount will fluctuate with the highest notional amount being $755.0 million. Changes in the fair value of these derivatives will be recorded each period in earnings for non-qualifying derivatives or accumulated other comprehensive income (loss) for qualifying derivatives.

Based on the amount of our variable rate debt and interest rate swap agreements as of the end of fiscal 2009, a hypothetical 50 basis point increase or decrease in interest rates on our variable debt would increase or decrease our annual interest expense by approximately $2.8 million.

Foreign Currency Risk

Other than inter-company transactions between our domestic and foreign entities, we generally do not have significant transactions that are denominated in a currency other than the functional currency applicable to each entity. As a result, substantially all of our revenues and expenses, other than those of WeightWatchers.com, in each jurisdiction in which we operate are in the same functional currency. In general, we are a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates may negatively affect our revenues and gross margins as expressed in U.S. dollars. From time to time, we may enter into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce the currency risk associated with fluctuating exchange rates. Realized and unrealized gains and losses from any of these transactions may be included in net income for the period.

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

This information is incorporated by reference to our consolidated financial statements on pages F-1 through F-30 and our financial statement schedule on page S-1, including the report thereon of PricewaterhouseCoopers LLP on page F-2.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2010, the end of fiscal 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management, under the supervision and with the participation of our principal executive officer and principal financial officer, concluded that, as of January 2, 2010, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 2, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 to our consolidated financial statements.

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

Information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K; and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of January 2, 2010:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3) (c)
Equity compensation plans approved by security holders	2,539,581	$35.99	3,179,761
Equity compensation plans not approved by security holders	—	—	—

Total	2,539,581	$35.99	3,179,761

(1)	Consists of 2,317,089 shares of our common stock issuable upon the exercise of outstanding options and 222,492 shares of our common stock issuable upon the vesting of restricted stock units awarded under our 2008 Stock Incentive Plan, or 2008 Plan, our 2004 Stock Incentive Plan, or 2004 Plan, and our 1999 Stock Purchase and Option Plan, or 1999 Plan.
(2)	Includes weighted average exercise price of stock options outstanding of $39.45 and restricted stock units of $0.
(3)	Consists of shares of our common stock issuable under our 2008 Plan and 2004 Plan. Our 1999 Plan terminated on December 16, 2009 pursuant to its terms and in connection with such termination no additional securities can be issued under the plan. Pursuant to the terms of our 2008 Plan, the number of securities available for issuance under the 2008 Plan will be increased by the number of securities remaining available for issuance under the 1999 Plan upon its termination.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our officers, including our principal executive officer, principal financial officer, principal accounting officer and controller, and our employees and directors. Our Code of Business Conduct and Ethics is available on our website at www.weightwatchersinternational.com.

In addition to any disclosures required under the Exchange Act, the date and nature of any substantive amendment of our Code of Business Conduct and Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K of the Exchange Act, will be disclosed on our website at www.weightwatchersinternational.com within four business days of the date of such amendment or waiver. In the case of a waiver, the name of the person to whom the waiver was granted will also be disclosed on our website within four business days of the date of such waiver.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Weight Watchers International, Inc.:

In our opinion, the accompanying financial statements listed in the index appearing under Item 15(a)(1) on page F-1 present fairly, in all material respects, the financial position of Weight Watchers International, Inc. and its subsidiaries (the “Company”) at January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

New York, New York

March 3, 2010

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	January 2, 2010	January 3, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,137	$47,322
Receivables (net of allowances: January 2, 2010—$3,762 and January 3, 2009—$3,513)	39,622	37,850
Inventories, net	32,488	40,121
Prepaid income taxes	28,375	29,782
Deferred income taxes	18,242	32,331
Prepaid expenses and other current assets	35,087	37,635

TOTAL CURRENT ASSETS	199,951	225,041
Property and equipment, net	36,038	37,508
Franchise rights acquired	758,617	743,572
Goodwill	51,373	51,296
Trademarks and other intangible assets, net	31,633	33,531
Deferred income taxes	—	8,105
Deferred financing costs, net	6,563	4,579
Other noncurrent assets	3,334	3,120

TOTAL ASSETS	$1,087,509	$1,106,752

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$215,000	$162,500
Accounts payable	28,371	33,151
Dividend payable	13,786	13,876
Salaries and wages payable	42,734	39,071
Accrued interest	220	17,601
U.K. VAT liability	33,568	42,905
U.K. Self-employment liability	36,660	—
Derivative payable	40,947	61,532
Other accrued liabilities	56,124	50,359
Income taxes payable	176	14,083
Deferred revenue	68,469	60,046

TOTAL CURRENT LIABILITIES	536,055	495,124
Long-term debt	1,238,000	1,485,000
Deferred income taxes	34,624	2,685
Other	12,100	10,932

TOTAL LIABILITIES	1,820,779	1,993,741
Commitments and contingencies (Note 14)
SHAREHOLDERS’ DEFICIT
Dividend to Artal Luxembourg S.A.	(304,835)	(304,835)
Common stock, $0 par 1,000,000 shares authorized; 111,988 shares issued	—	—
Treasury stock, at cost, 34,947 shares at January 2, 2010 and 35,067 shares at January 3, 2009	(1,684,343)	(1,684,828)
Retained earnings	1,260,349	1,131,080
Accumulated other comprehensive loss	(7,683)	(28,933)

TOTAL WEIGHT WATCHERS INTERNATIONAL, INC. DEFICIT	(736,512)	(887,516)
Noncontrolling interest	3,242	527

TOTAL DEFICIT	(733,270)	(886,989)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,087,509	$1,106,752

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	January 2, 2010	January 3, 2009	December 29, 2007
	(52 weeks)	(53 weeks)	(52 weeks)
Meeting fees, net	$817,523	$908,084	$880,724
Product sales and other, net	385,405	441,922	434,818
Internet revenues	195,985	185,806	151,625

Revenues, net	1,398,913	1,535,812	1,467,167

Cost of meetings, products and other	634,932	665,434	620,455
Cost of Internet revenues	36,007	35,401	32,776

Cost of revenues	670,939	700,835	653,231

Gross profit	727,974	834,977	813,936
Marketing expenses	200,479	227,437	205,336
Selling, general and administrative expenses	170,845	182,493	172,993

Operating income	356,650	425,047	435,607
Interest expense	66,722	92,667	109,277
Other income, net	(228)	(1,969)	(3,182)
Early extinguishment of debt	—	—	3,021

Income before income taxes	290,156	334,349	326,491
Provision for income taxes	115,585	132,002	125,311

Net income	174,571	202,347	201,180
Net loss attributable to the noncontrolling interest	2,773	1,984	—

Net income attributable to Weight Watchers International, Inc.	$177,344	$204,331	$201,180

Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$2.30	$2.61	$2.50

Diluted	$2.30	$2.60	$2.48

Weighted average common shares outstanding:
Basic	77,004	78,250	80,583

Diluted	77,117	78,495	81,107

Dividends declared per common share	$0.70	$0.70	$0.70

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

	Weight Watchers International, Inc.
					Accumulated Other Comprehensive Income (Loss)	Dividend to Artal Luxembourg S.A.	Retained Earnings	Noncontrolling Interest	Total

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 30, 2006	111,988	$—	14,486	$(540,318)	$6,247	$(304,835)	$770,539	$—	$(68,367)
Comprehensive Income:
Net income							201,180		201,180
Translation adjustment, net of taxes of ($4,734)					8,049				8,049
Changes in fair value of derivatives accounted for as hedges, net of taxes of $10,199					(15,950)				(15,950)

Total Comprehensive Income									193,279

Cummulative effect of adoption of new accounting guidance							(1,907)		(1,907)
Issuance of treasury stock under stock plans			(967)	3,908			13,453		17,361
Tax benefit of restricted stock units vested and stock options exercised							10,879		10,879
Cash dividends declared							(55,694)		(55,694)
Purchase of treasury stock			19,059	(1,033,644)					(1,033,644)
Compensation expense on share-based awards							11,763		11,763

Balance at December 29, 2007	111,988	$—	32,578	$(1,570,054)	$(1,654)	$(304,835)	$950,213	$—	$(926,330)
Investment by the noncontrolling interest								2,511	2,511
Comprehensive Income:
Net income							204,331	(1,984)	202,347
Translation adjustment, net of taxes of $3,028					(4,949)				(4,949)
Changes in fair value of derivatives accounted for as hedges, net of taxes of $14,278					(22,330)				(22,330)

Total Comprehensive Income								(1,984)	175,068

Issuance of treasury stock under stock plans			(297)	1,199			6,302		7,501
Tax benefit of restricted stock units vested and stock options exercised							13,621		13,621
Cash dividends declared							(54,689)		(54,689)
Purchase of treasury stock			2,786	(115,973)					(115,973)
Compensation expense on share-based awards							11,302		11,302

Balance at January 3, 2009	111,988	$—	35,067	$(1,684,828)	$(28,933)	$(304,835)	$1,131,080	$527	$(886,989)
Investment by the noncontrolling interest								5,488	5,488
Comprehensive Income:
Net income							177,344	(2,773)	174,571
Translation adjustment, net of taxes of ($4,891)					7,659				7,659
Changes in fair value of derivatives accounted for as hedges, net of taxes of ($8,690)					13,591				13,591

Total Comprehensive Income								(2,773)	195,821

Issuance of treasury stock under stock plans			(120)	485			(1,654)		(1,169)
Tax shortfall of restricted stock units vested and stock options exercised							(1,229)		(1,229)
Cash dividends declared							(53,988)		(53,988)
Compensation expense on share-based awards							8,796		8,796

Balance at January 2, 2010	111,988	$—	34,947	$(1,684,343)	$(7,683)	$(304,835)	$1,260,349	$3,242	$(733,270)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	January 2, 2010	January 3, 2009	December 29, 2007
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Operating activities:
Net income	$174,571	$202,347	$201,180
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,875	24,519	19,033
Amortization of deferred financing costs	2,097	1,440	1,713
Share-based compensation expense	8,796	11,302	11,763
Deferred tax provision	38,392	11,352	18,274
Allowance for doubtful accounts	1,220	1,447	1,242
Reserve for inventory obsolescence, other	7,928	9,996	9,317
Foreign currency exchange rate gain	(208)	(1,923)	(2,751)
Early extinguishment of debt	—	—	3,021
Other items, net	(480)	(421)	(1,122)
Changes in cash due to:
Receivables	(1,322)	(343)	(2,099)
Inventories	1,624	(7,469)	(12,220)
Prepaid expenses	7,651	(18,489)	466
Accounts payable	(5,878)	(5,423)	8,957
U.K. VAT liability	(13,474)	31,643	8,270
U.K. self-employment liability	36,660	—	—
Accrued liabilities	(10,055)	(16,357)	40,087
Deferred revenue	6,118	3,012	14,847
Income taxes	(16,009)	(5,467)	(1,433)

Cash provided by operating activities	265,506	241,166	318,545

Investing activities:
Capital expenditures	(12,349)	(16,281)	(15,323)
Web site development expenditures	(5,135)	(6,053)	(4,889)
Capitalized software expenditures	(5,955)	(9,269)	(11,636)
Cash paid for acquisitions	—	(39,661)	(16,812)
Other items, net	(188)	(922)	(169)

Cash used for investing activities	(23,627)	(72,186)	(48,829)

Financing activities:
Proceeds from borrowings	—	45,000	—
Net payments on revolver	(32,000)	—	—
Payments on long-term debt	(162,500)	(45,625)	(401,034)
Proceeds from new term loan	—	—	1,200,000
Payment of dividends	(54,078)	(55,045)	(58,524)
Tax benefit of restricted stock units vested and stock options exercised	126	492	10,879
Deferred financing costs	(4,058)	—	(5,417)
Purchase of treasury stock	—	(115,973)	(1,033,644)
Proceeds from stock options exercised	50	8,075	18,563
Investment and advances from noncontrolling interest	5,496	3,015	—

Cash used for financing activities	(246,964)	(160,061)	(269,177)

Effect of exchange rate changes on cash and cash equivalents and other	3,900	(1,420)	1,780

Net (decrease)/increase in cash and cash equivalents	(1,185)	7,499	2,319
Cash and cash equivalents, beginning of fiscal year	47,322	39,823	37,504

Cash and cash equivalents, end of fiscal year	$46,137	$47,322	$39,823

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and all of its subsidiaries. The term “Company” as used throughout this document is used to indicate Weight Watchers International, Inc. and all of its businesses consolidated for purposes of its financial statements. The term “WWI” as used throughout this document is used to indicate Weight Watchers International, Inc. and all of the Company’s businesses other than WeightWatchers.com. The terms “WW.com” and “WeightWatchers.com” as used throughout this document are used to indicate WeightWatchers.com, Inc. and all of the Company’s Internet-based businesses.

The Company adopted new accounting guidance related to noncontrolling interests on January 4, 2009. This guidance establishes accounting and reporting standards for noncontrolling interests, previously referred to as minority interests. In accordance with the provisions of this guidance, the financial statements for the comparable periods as shown in this Annual Report on Form 10-K have been restated to conform to the presentation requirements of this guidance.

As further discussed in Note 4, effective with its formation in February 2008, the Company consolidates the financial statements of its joint venture entity, Weight Watchers Danone China Limited, and its subsidiaries (the “Joint Venture”).

2.	Summary of Significant Accounting Policies

Fiscal Year:

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal year 2008 contained 53 weeks, while fiscal years 2009 and 2007 contained 52 weeks. WeightWatchers.com’s fiscal year ends on December 31st of each year. This difference in fiscal years does not have a material effect on the consolidated financial statements.

Use of Estimates:

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to inventories, the impairment analysis for goodwill and other indefinite-lived intangible assets, share-based compensation, income taxes, tax contingencies and litigation. The Company bases its estimates on historical experience and on various other factors and assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ from these estimates.

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

Goodwill and Intangible Assets:

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years. The Company reviews goodwill and other indefinite-lived intangible assets, including franchise rights acquired, for potential impairment on at least an annual basis or more often if events so require. The Company performed fair value impairment testing as of the end of fiscal 2009 and fiscal 2008 on its goodwill and other indefinite-lived intangible assets and determined that the carrying amounts of these assets did not exceed their respective fair values, and therefore, no impairment existed. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows, growth rates and discount rates. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In the event such a decrease occurred, the Company would be required to record a corresponding charge, which would impact earnings. The Company would also be required to reduce the carrying amounts of the related assets on its balance sheet. The Company continues to evaluate these estimates and assumptions and believes that these assumptions are appropriate.

In performing the impairment analysis for franchise rights acquired, the fair value for the Company’s franchise rights acquired is estimated using a discounted cash flow approach. This approach involves projecting

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

future cash flows attributable to the franchise rights acquired and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the unit of accounting for those franchise rights. In determining the appropriate unit of accounting, the Company has concluded that the unit of accounting for each franchise right acquired is the country corresponding to the acquired franchise territory. The carrying values of these franchise rights acquired in the United States, Canada, United Kingdom, Australia/New Zealand and other countries at January 2, 2010 were $656,638, $68,602, $14,570, $13,201 and $5,606, respectively, totaling $758,617.

The Company estimates future cash flows for each unit of accounting by utilizing the historical cash flows attributable to the rights in that country and then applying a growth rate using a blend of the historical operating income growth rates for such country and expected future operating income growth rates for such country. The Company utilizes operating income as the basis for measuring our potential growth because it believes it is the best indicator of the performance of its business. For fiscal 2009, the blended growth rates used in our discounted cash flow analysis ranged from zero to a growth of approximately 11%. For fiscal 2008, the blended growth rates used in the Company’s discounted cash flow analysis ranged from a decline of approximately 2.0% to a growth of approximately 8.5%. The Company then discounts the estimated future cash flows utilizing a discount rate. The discount rate is calculated using the weighted average cost of capital, which includes the cost of equity and the cost of debt. The cost of equity is determined by combining a risk-free rate of return and a market risk premium. The risk-free rate of return is generally determined based on the average rate of long-term Treasury securities. The market risk premium is generally determined by reviewing external market data. When appropriate, the Company further adjusts the resulting combined rate to account for certain entity-specific factors such as maturity of the market in order to determine the utilized discount rate. The cost of debt is the Company’s average borrowing rate for the period. The discount rates used in the Company’s fiscal 2009 year-end impairment test and fiscal 2008 impairment test as tested in the third quarter of fiscal 2009 averaged approximately 11.5% and 10.8%, respectively.

At the end of fiscal 2009, the Company estimated that approximately 90% of the carrying value of its franchise rights acquired had a fair value of at least three times their respective carrying amounts. In the United States, the region which held approximately 87% of the franchise rights acquired, the aggregate fair value of the Company’s franchise rights acquired was approximately three times the aggregate carrying value. Given that there is a significant difference between the fair value and carrying value of the Company’s franchise rights acquired, the Company believes there are currently no reasonably likely changes in assumptions that would cause an impairment.

The Company expenses all software costs (including website development costs) incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing software (including website development costs), once the development has reached the application development stage. Application development stage costs generally include software configuration, coding, installation to hardware and testing. These costs are amortized over their estimated useful life of 3 years for website development costs and from 3 to 5 years for all other software costs. All costs incurred for upgrades, maintenance and enhancements, including the cost of website content, which does not result in additional functionality, are expensed as incurred.

Revenue Recognition:

WWI earns revenue by conducting meetings, selling products in its meetings and to its franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements and selling advertising space in and copies of its magazine. WWI charges non-refundable registration fees in exchange for an introductory information session and materials it provides to new members in its meetings business. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

same time payment is received from the customer. Revenue from meeting fees, product sales, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customer, and commissions and royalties are earned. Advertising revenue is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. Deferred revenue, consisting of prepaid meeting fees, such as Monthly Pass, and magazine subscription revenue, is amortized into revenue over the period earned. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

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

Advertising Costs:

Advertising costs consist primarily of national and local direct mail, television, online media and spokesperson’s fees. All costs related to advertising are expensed in the period incurred, except for media production related costs that are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007 were $190,999, $214,218 and $194,960, respectively.

Income Taxes:

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

On December 31, 2006, the first day of fiscal 2007, the Company adopted new accounting guidance governing the recognition and measurement of uncertain tax positions. This new accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As a result of the December 31, 2006 adoption of this accounting guidance, the Company increased its tax liability for unrecognized tax benefits by $1,907, which was accounted for as a reduction to the opening balance of retained earnings for fiscal 2007.

In addition, assets and liabilities acquired in purchase business combinations are assigned their fair values and deferred taxes are provided for lower or higher tax bases.

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

The fair value of the Company’s interest rate swaps is reported in derivative payable and prepaid expenses and other current assets on its balance sheet. See Note 16 for a further discussion regarding the fair value of the Company’s interest rate swaps. The net effect of the interest payable and receivable under the Company’s interest rate swaps is included in interest expense on the statement of operations.

Investments:

The Company uses the cost method to account for investments in which it holds 20% or less of the investee’s voting stock and over which it does not have significant influence.

Deferred Financing Costs:

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. During the fiscal years ended January 2, 2010 and December 29, 2007, the Company incurred deferred financing costs of $4,058 and $5,417, respectively, associated with the refinancing of WWI’s Credit Facility (as defined in Note 7) and the establishment of the WW.com Credit Facilities (as defined in Note 7). Such costs are being amortized using the straight-line method over the term of the related debt. Amortization expense for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007 was $2,097, $1,440 and $1,713, respectively. In connection with the paydown of the WW.com Credit Facilities, the Company wrote off deferred financing costs of $3,021 in the fiscal year ended December 29, 2007. This amount has been recorded as a component of early extinguishment of debt. See Note 7 for details of the early extinguishment.

Comprehensive Income (Loss):

Comprehensive income (loss) represents the change in shareholders’ equity (deficit) resulting from transactions other than shareholder investments and distributions. The Company’s comprehensive income (loss) includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations. At January 2, 2010 and January 3, 2009, the cumulative balance of changes in fair value of derivative instruments, net of taxes, is ($23,735) and ($37,326), respectively. At January 2, 2010 and January 3, 2009, the cumulative balance of the effects of foreign currency translations, net of taxes, is $16,052 and $8,393, respectively.

Share-Based Compensation:

On January 1, 2006, the Company adopted accounting guidance on share-based compensation and began recognizing the cost of all share-based awards based on their estimated grant-date fair value over the related service period of such awards. Upon adoption of this accounting guidance, the Company elected to apply the

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and began recognizing the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro forma disclosures. The Company has not restated the results of prior periods. The Company elected to use the “short-cut” method to calculate its historical pool of windfall tax benefits.

FASB Codification:

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

The Company acquired certain franchisees and, accordingly, earnings have been included in the consolidated operating results of the Company since their dates of acquisition. Details of key franchise acquisitions are outlined below.

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

The Company performed its annual impairment review of goodwill and other indefinite-lived intangible assets as of January 2, 2010 and January 3, 2009 and determined that no impairment existed. Goodwill is due mainly to the acquisition of the Company by H.J. Heinz Company (“Heinz”) in 1978 and the acquisition of WW.com in 2005. For the year ended January 2, 2010, the change in goodwill is due to foreign currency fluctuations. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the year ended January 2, 2010, franchise rights acquired increased due to foreign currency fluctuations.

The Company’s goodwill by reportable segment at the end of fiscal 2009 and fiscal 2008 was $25,173 and $25,096, respectively, related to the Weight Watchers International segment and $26,200 related to the WeightWatchers.com segment for both years, totaling $51,373 and $51,296, respectively.

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $13,664, $11,167 and $8,335 for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

The carrying amount of finite-lived intangible assets as of January 2, 2010 and January 3, 2009 was as follows:

	January 2, 2010		January 3, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$44,486	$25,396	$39,027	$17,408
Trademarks	9,602	8,593	9,287	8,233
Website development costs	29,878	19,266	25,847	15,995
Other	5,741	4,819	5,741	4,735

	$89,707	$58,074	$79,902	$46,371

Estimated amortization expense of existing finite lived intangible assets for the next five fiscal years is as follows:

2010	$13,837
2011	$10,563
2012	$4,841
2013	$2,053
2014	$198

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.	Property and Equipment

The components of property and equipment were:

	January 2, 2010	January 3, 2009
Leasehold improvements	$33,836	$29,474
Equipment	76,605	69,828

	110,441	99,302
Less: Accumulated depreciation and amortization	(74,403)	(61,794)

	$36,038	$37,508

Depreciation and amortization expense of property and equipment for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007 was $14,211, $13,352 and $10,698, respectively.

7.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	January 2, 2010		January 3, 2009
	Balance	Effective Rate	Balance	Effective Rate
Revolver due 2011	$128,000	1.43%	$160,000	4.03%
Term Loan A due 2011	245,000	1.40%	297,500	4.25%
Additional Term Loan A due 2013	595,000	1.92%	700,000	4.69%
Term Loan B due 2014	485,000	2.12%	490,000	5.15%

	1,453,000	1.85%	1,647,500	4.69%
Less current portion	215,000		162,500

	$1,238,000		$1,485,000

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

On January 26, 2007, in connection with the Tender Offer (as defined in Note 8) and the share repurchase from Artal, the Company increased its debt capacity by adding an Additional Term Loan A in the amount of $700,000 and a new Term Loan B in the amount of $500,000. The Company utilized (a) $185,784 of these proceeds to pay off the WW.com Credit Facilities (defined below), (b) $461,593 to repurchase approximately 8,548 of its shares in the Tender Offer and (c) $567,617 to repurchase approximately 10,511 of its shares from the Artal Group, S.A. (together with its parents and subsidiaries, “Artal”) corporate group. In connection with the early extinguishment of the WW.com Credit Facilities, the Company recorded a charge of $3,021 in the first quarter of 2007 relating to the write-off of the deferred financing costs associated with the WW.com Credit Facilities. The Additional Term Loan A and Term Loan B mature in January 2013 and January 2014, respectively. At January 2, 2010, the Company had $368,937 of availability under the Revolver.

On June 26, 2009, the Company amended the WWI Credit Facility to allow it to make loan modification offers to all lenders of any tranche of term loans or revolving loans to extend the maturity date of such loans and/

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

or reduce or eliminate the scheduled amortization. Any such loan modifications would be effective only with respect to such tranche of term loans or revolving loans and only with respect to those lenders that accept the Company’s offer. Loan modification offers may be accompanied by increased pricing and/or fees payable to accepting lenders. This amendment also provides for up to an additional $200,000 of incremental term loan financing through the creation of a new tranche of term loans, provided that the aggregate principal amount of such new term loans cannot exceed the amount then outstanding under the Company’s existing revolving credit facility. In addition, the proceeds from such new tranche of term loans must be used solely to repay certain outstanding revolving loans and permanently reduce the commitments of certain revolving lenders. In connection with this amendment, the Company incurred fees of approximately $4,058 during fiscal 2009.

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

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At January 2, 2010, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

On September 10, 2009, Standard & Poor’s affirmed its “BB+” rating on the WWI Credit Facility. On March 30, 2009, Moody’s affirmed its “Ba1” rating for the WWI Credit Facility.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Maturities

At January 2, 2010, the aggregate amounts of existing long-term debt maturing in each of the next five years and thereafter are as follows:

2010	$215,000
2011	483,000
2012	229,000
2013	61,000
2014	465,000
2015 and thereafter	—

$1,453,000

8.	Treasury Stock

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

On December 18, 2006, the Company commenced a tender offer in which it sought to acquire up to 8,300 shares of its common stock at a price between $47.00 and $54.00 per share (the “Tender Offer”). Prior to the Tender Offer, the Company entered into an agreement with Artal whereby Artal agreed to sell to the Company, at the same price as was determined in the Tender Offer, the number of its shares of the Company’s common stock necessary to keep its percentage ownership in the Company at substantially the same level after the Tender Offer. Artal also agreed not to participate in the Tender Offer so that it would not affect the determination of the price in the Tender Offer.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended:

	January 2, 2010	January 3, 2009	December 29, 2007
Numerator:
Net income attributable to Weight Watchers International, Inc.	$177,344	$204,331	$201,180

Denominator:
Weighted average shares of common stock outstanding	77,004	78,250	80,583
Effect of dilutive common stock equivalents	113	245	524

Weighted average diluted common shares outstanding	77,117	78,495	81,107

EPS attributable to Weight Watchers International, Inc.
Basic	$2.30	$2.61	$2.50

Diluted	$2.30	$2.60	$2.48

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 2,045, 1,693 and 1,095 for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively.

10.	Stock Plans

Incentive Compensation Plans:

On May 6, 2008, May 12, 2004 and December 16, 1999, respectively, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 1999 Stock Purchase and Option Plan (the “1999 Plan” and together with the 2008 Plan, the 2004 Plan and the 1999 Plan, the “Stock Plans”). These plans are designed to promote the long-term financial interests and growth of the Company by attracting, motivating and retaining employees with the ability to contribute to the success of the business and aligning compensation for the Company’s employees over a multi-year period directly with the interests of the shareholders of the Company. The Company’s Board of Directors or a committee thereof administers the Stock Plans.

Under the 2008 Plan, grants may take the following forms at the Compensation and Benefit Committee’s discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock and other equity-based awards. As of its effective date, the maximum number of shares of common stock available for grant under the 2008 Plan was 3,000, subject to increase and adjustment as set forth in the 2008 Plan.

Under the 2004 Plan, grants may take the following forms at the Company’s Board of Directors or its committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, restricted stock and other share-based awards. As of its effective date, the maximum number of shares of common stock available for grant under the 2004 Plan was 2,500.

Under the 1999 Plan, grants may take the following forms at the Company’s Board of Directors or its committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, purchase stock, dividend equivalent rights, performance units, performance shares and other share-based grants. The maximum number of shares of common stock available for grant under the 1999

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Plan was 7,058. The 1999 Plan terminated on December 16, 2009 pursuant to its terms and in connection with such termination no additional securities can be issued under the plan. Pursuant to the terms of the 2008 Plan, the number of securities available for issuance under the 2008 Plan will be increased by the number of securities remaining available for issuance under the 1999 Plan upon its termination.

Under the Stock Plans, the Company also grants fully-vested shares of its common stock to certain members of its Board of Directors. While these shares are fully vested, beginning with stock grants made in the fourth quarter of 2006, the directors are restricted from selling these shares while they are still serving on the Company’s Board of Directors. During the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007, the Company granted 20, 15 and 15 fully-vested shares, respectively, and recognized compensation expense of $527, $513 and $727, respectively.

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for these plans was $8,796, $11,302 and $11,763 for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively. Such amounts have been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $2,997, $4,029 and $4,588 for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively. No compensation costs were capitalized. As of January 2, 2010, there was $13,010 of total unrecognized compensation cost related to stock options and RSUs granted under the Stock Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

While the Stock Plans permit various types of awards, other than the aforementioned shares issued to directors, grants under the plans have historically been either non-qualified stock options or RSUs. The following describes some further details of these awards.

Stock Option Awards

Pursuant to the option components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received stock options. The options are exercisable based on the terms outlined in the agreements. The options vest over a period of three to five years and the expiration terms range from five to ten years. Options outstanding at January 2, 2010 have an exercise price between $2.13 and $56.21 per share.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock with certain time periods excluded due to historical events which are not expected to recur. Since the Company’s option exercise history is limited, it has estimated the expected term of option grants to be the midpoint between the vesting period and the contractual term of each award. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The dividend yield is based on our historic average dividend yield.

	January 2, 2010	January 3, 2009	December 29, 2007
Dividend yield	1.6%	1.5%	1.5%
Volatility	31.6%	26.8%	26.5%
Risk-free interest rate	2.2% – 3.1%	2.0% – 3.9%	3.5% – 4.9%
Expected term (years)	6.5	6.5	7.0

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

A summary of option activity under the Stock Plans for the year ended January 2, 2010 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 3, 2009	2,267	$43.71
Granted	504	$20.25
Exercised	(23)	$2.13
Canceled	(431)	$41.43

Outstanding at January 2, 2010	2,317	$39.45	6.6	$5,441

Exercisable at January 2, 2010	916	$42.46	4.3	$1,195

The weighted-average grant-date fair value of options granted was $6.00, $12.08 and $15.41 for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively. The total intrinsic value of options exercised was $536, $3,026 and $28,876 for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

Cash received from options exercised during the years ended January 2, 2010, January 3, 2009 and December 29, 2007 was $50, $8,075 and $18,563, respectively. The tax benefits realized from options exercised and RSUs vested totaled $1,190, $1,504 and $11,919 for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

Restricted Stock Units

Pursuant to the restricted stock components of the Stock Plans, the Company has granted RSUs to certain employees. The RSUs vest over a period of three to five years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of RSU activity under the Stock Plans for the year ended January 2, 2010 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 3, 2009	296	$47.16
Granted	76	$19.86
Vested	(123)	$49.63
Forfeited	(26)	$41.15

Outstanding at January 2, 2010	223	$37.22

The weighted-average grant-date fair value of RSUs granted was $19.86, $43.84 and $49.25 for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively. The total fair value of RSUs vested during the years ended January 2, 2010, January 3, 2009 and December 29, 2007 was $6,098, $1,580 and $3,130, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11.	Income Taxes

The following tables summarize the Company’s consolidated provision for U.S. federal, state and foreign taxes on income:

	January 2, 2010	January 3, 2009	December 29, 2007
Current:
U.S. federal	$71,409	$88,417	$77,195
State	11,734	13,082	10,711
Foreign	(5,950)	19,147	20,851

	$77,193	$120,646	$108,757

Deferred:
U.S. federal	$25,302	$18,344	$17,466
State	2,892	2,096	2,030
Foreign	10,198	(9,084)	(2,942)

	$38,392	$11,356	$16,554

Total tax provision	$115,585	$132,002	$125,311

The components of the Company’s consolidated income before income taxes consist of the following:

	January 2, 2010	January 3, 2009	December 29, 2007
Domestic	$256,405	$291,858	$254,678
Foreign	33,751	42,491	71,813

	$290,156	$334,349	$326,491

The difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate are as follows:

	January 2, 2010	January 3, 2009	December 29, 2007
U.S. federal statutory rate	35.0%	35.0%	35.0%
Federal and state tax reserve provision	0.4	0.4	0.3
States income taxes (net of federal benefit)	3.5	3.2	2.9
Foreign taxes	(1.0)	(1.1)	(0.8)
Increase in valuation allowance	1.8	1.7	1.0
Other	0.1	0.3	—

Effective tax rate	39.8%	39.5%	38.4%

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The deferred tax assets (liabilities) recorded on the Company’s consolidated balance sheet are as follows:

	January 2, 2010	January 3, 2009
Provision for estimated expenses	5,143	18,947
Operating loss carryforwards	27,007	22,668
Salaries and wages	3,870	5,473
Share-based compensation	9,329	8,927
Other comprehensive income	4,834	18,415
Other	3,429	2,809
Less: valuation allowance	(21,967)	(16,118)

Total deferred tax assets	$31,645	$61,121

Depreciation	$(2,529)	$(3,571)
Prepaid expenses	(187)	(1,166)
Deferred income	(31)	(147)
Amortization	(45,280)	(18,486)

Total deferred tax liabilities	$(48,027)	$(23,370)

Net deferred tax assets	$(16,382)	$37,751

Certain foreign operations of WWI have generated net operating loss carryforwards. If it has been determined that it is more likely than not that the deferred tax assets associated with these net operating loss carryforwards will not be utilized, a valuation allowance has been recorded. As of January 2, 2010 and January 3, 2009, various foreign subsidiaries had net operating loss carryforwards of approximately $95,808 and $74,503, respectively, most of which can be carried forward indefinitely.

The Company’s undistributed earnings of foreign subsidiaries are not considered to be reinvested permanently. Accordingly, the Company has recorded all taxes, after taking into account foreign tax credits, on the undistributed earnings of foreign subsidiaries.

On December 31, 2006, the first day of its 2007 fiscal year, the Company adopted the provisions of new accounting guidance governing uncertain tax positions. As a result of the adoption of this standard, the Company recognized a $1,907 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the opening balance of retained earnings for fiscal 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 2, 2010	January 3, 2009
Balance at beginning of year	$11,086	$9,455
Additions based on tax positions related to the current year	1,811	2,169
Additions based on tax positions of prior years	—	493
Reductions for tax positions of prior years	—	(361)
Settlements	—	(670)

Balance at end of year	$12,897	$11,086

At January 2, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $5,335. As of January 2, 2010, given the nature of the Company’s uncertain tax positions, it is reasonably possible that there will not be a significant change in the Company’s uncertain tax benefits within the next twelve months.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $2,059 and $1,655 of accrued interest and penalties at January 2, 2010 and January 3, 2009, respectively. The Company recognized $403, $431 and $516 in interest and penalties during the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. At January 2, 2010, with few exceptions, the Company was no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2004, or non-U.S. income tax examinations by tax authorities for years prior to 2002.

12.	Employee Benefit Plans

The Company sponsors the Amended and Restated Weight Watchers Savings Plan (the “Savings Plan”) for salaried and hourly U.S. employees of the Company. The Savings Plan is a defined contribution plan that provides for employer matching contributions up to 100% of the first 3% of an employee’s eligible compensation. Expense related to these contributions for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007 was $2,486, $1,763 and $2,451, respectively.

During fiscal 2002, the Company received a favorable determination letter from the IRS that qualifies the Savings Plan under Section 401(a) of the Internal Revenue Code.

Pursuant to the Savings Plan, the Company also sponsors a profit sharing plan (the “Profit Sharing Plan”) for all full-time salaried U.S. employees who are eligible to participate in the Savings Plan (except for certain senior management personnel). The Profit Sharing Plan provides for a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Profit Sharing Plan has a discretionary supplemental employer contribution component that is determined annually by the Compensation and Benefits Committee of the Company’s Board of Directors. Expense related to these contributions for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007 was $3,361, $3,867 and $2,941, respectively.

For certain U.S. senior management personnel, the Company sponsors the Amended and Restated Weight Watchers Executive Profit Sharing Plan (“EPSP”). Under the IRS definition, the EPSP is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the Company made on the employees’ behalf instead of an individual account with a cash balance. The EPSP provides for a guaranteed employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The EPSP has a discretionary supplemental employer contribution component that is determined by the Compensation and Benefits Committee of the Company’s Board of Directors. The account is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense related to this commitment for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007 was $1,620, $1,026 and $1,868, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.	Cash Flow Information

	January 2, 2010	January 3, 2009	December 29, 2007
Net cash paid during the year for:

Interest expense	$81,968	$96,556	$93,595
Income taxes	$86,081	$132,648	$89,536

Noncash investing and financing activities were as follows:

Fair value of net assets/(liabilities) acquired in connection with acquisitions	$—	$345	$(326)

Dividends declared but not yet paid at year-end	$13,786	$13,876	$14,233

14.	Commitments and Contingencies

U.K. VAT Matter

In June 2008, the U.K. Court of Appeal issued a ruling that that from April 1, 2005 Weight Watchers meeting fees in the United Kingdom were fully subject to 17.5% standard rated value added tax (“VAT”) thus reversing in its entirety an earlier 2007 decision of the U.K. VAT and Duties Tribunal (the “VAT Tribunal”) in the Company’s favor. For over a decade prior to April 1, 2005, Her Majesty’s Revenue and Customs (“HMRC”) had determined that Weight Watchers meeting fees in the United Kingdom were only partially subject to 17.5% VAT. In light of the Court of Appeal’s ruling and in accordance with accounting guidance for contingencies, the Company recorded a charge of approximately $32.5 million as an offset to revenue in the second quarter of fiscal 2008 for U.K. VAT liability (including interest) in excess of reserves previously recorded. Beginning in the third quarter of fiscal 2008, in accordance with accounting guidance for contingencies, the Company has recorded as an offset to revenue VAT charges associated with U.K. meeting fees as earned, consistent with the Court of Appeal’s ruling.

However, with respect to U.K. VAT owed for the period prior to July 1, 2005, HMRC has failed to raise a notice of assessment within the statutory three-year time period. In addition, although HMRC raised notices of assessment against the Company with respect to U.K. VAT due for the periods July 1, 2005 to September 30, 2005 and October 1, 2005 to December 31, 2005, the Company has asserted that these notices of assessment are invalid on the grounds that they had been raised outside the relevant statutory time limits. HMRC indicated in November 2008 that it agreed with the Company’s assertion that the notice of assessment for the period July 1, 2005 to September 30, 2005 was invalid, and, in February 2009, confirmed that this notice had been formally withdrawn. As a result of the expiration of the statutory time period with respect to U.K. VAT owed prior to October 1, 2005, the Company recorded in the fourth quarter of fiscal 2008 as a benefit to revenue for the periods prior to October 1, 2005 an amount of approximately $9.2 million as an offset against reserves previously recorded including in part the charge recorded against revenue in the second quarter of fiscal 2008 for U.K. VAT liability.

In March 2009, June 2009 and September 2009, HMRC raised notices of assessment against the Company in respect of U.K. VAT due for the periods January 1, 2006 to March 31, 2006, April 1, 2006 to June 30, 2006, and July 1, 2006 to September 30, 2006, respectively, which the Company similarly believes were raised outside the relevant statutory time limits. The Company intends to vigorously challenge any amount of U.K. VAT that HMRC claims to be owed by the Company for any period between October 1, 2005 and September 30, 2006.

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

U.K. Self-Employment Matter

In July 2007, HMRC issued to the Company notices of determination and decisions that, for the period April 2001 to April 2007, its leaders and certain other service providers should have been classified as employees for tax purposes and, as such, the Company should have withheld tax from the leaders and certain other service providers pursuant to the “Pay As You Earn” (“PAYE”) and national insurance contributions (“NIC”) collection rules and remitted such amounts to HMRC. HMRC also issued a claim to the Company in October 2008 in respect of NIC which corresponds to the prior notices of assessment with respect to PAYE previously raised by HMRC.

In September 2007, the Company appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company and, in July 2008, filed this appeal with the U.K. First Tier Tribunal (Tax Chamber) (the “First Tier Tribunal”). The Company’s appeal was heard by the First Tier Tribunal in June 2009 and October 2009. In February 2010, the First Tier Tribunal issued a ruling that the Company’s U.K. leaders should have been classified as employees for U.K. tax purposes and, as such, the Company should have withheld tax from its leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for the Company.

In light of this adverse ruling and in accordance with accounting guidance for contingencies, the Company recorded in the fourth quarter of fiscal 2009 a charge in the amount of approximately $36.7 million for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. Although the Company intends to seek an appeal of this adverse ruling, in accordance with accounting guidance for contingencies, the Company will record a reserve each quarter beginning in the first quarter of fiscal 2010 for U.K. withholding taxes with respect to its U.K. leaders consistent with the First Tier Tribunal’s ruling.

Sabatino v. Weight Watchers North America, Inc.

In September 2009, a lawsuit was filed in the Superior Court of California by one of the Company’s former leaders alleging violations of certain California wage and hour laws on behalf of herself, and, if approved by the Court, other leaders and those employees who have performed the location coordinator function in California since September 17, 2005. In this matter, the plaintiff is seeking unpaid wages and certain other damages. In October 2009, the Company answered the complaint and removed the case to the U.S. District Court for the Northern District of California. Although the Company disagrees with the allegations that it has violated California wage and hour laws and the Company believes it has valid defenses with respect to this matter, litigation is inherently unpredictable. At this time, it is not possible to determine the outcome of, or estimate the liability related to, this action and the Company has not made any provision for losses in connection with it.

Hanson-Kelly & Jackson v. Weight Watchers North America, Inc. and Weight Watchers International, Inc.

In January 2010, a lawsuit was filed in the U.S. District Court for the Middle District of North Carolina by two leaders alleging violations of certain federal and North Carolina wage and hour laws on behalf of themselves, and, if approved by the Court, other leaders and receptionists in North Carolina since January 25, 2007. In this matter, the plaintiffs are seeking unpaid wages and certain other damages. Although the Company

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

disagrees with the allegations that it has violated federal and North Carolina wage and hour laws and the Company believes it has valid defenses with respect to this matter, litigation is inherently unpredictable. At this time, it is not possible to determine the outcome of, or estimate the liability related to, this action and the Company has not made any provision for losses in connection with it.

Other Litigation Matters

Due to the nature of the Company’s activities, it is also, at times, subject to pending and threatened legal actions that arise out of the ordinary course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of any such matters is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that the Company’s results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolutions of one or more legal actions.

Lease Commitments:

Minimum rental commitments under non-cancelable operating leases, primarily for office and rental facilities, at January 2, 2010, consist of the following:

2010	$27,228
2011	18,762
2012	11,942
2013	7,335
2014	5,032
2015 and thereafter	11,791

Total	$82,090

Total rent expense charged to operations under these leases for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007 was $34,772, $33,801 and $33,016 respectively.

15.	Segment and Geographic Data

The Company has two reportable segments: WWI and WW.com. WWI has multiple operating segments which have been aggregated into one reportable segment. WWI and WW.com are two separate and distinct businesses for which discrete financial information is available. This discrete financial information is maintained and managed separately and is reviewed regularly by the chief operating decision maker. All intercompany activity is eliminated in consolidation.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable operating segments is as follows:

	Year Ended January 2, 2010
	Weight Watchers International	WeightWatchers.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,201,123	$197,790		$1,398,913
Intercompany revenue	18,793		(18,793)	—

Total revenue	$1,219,916	$197,790	$(18,793)	$1,398,913

Depreciation and amortization	$25,088	$4,884	$—	$29,972

Operating income	$293,382	$63,268	$—	$356,650

Interest expense				66,722
Other income, net				(228)
Provision for taxes				115,585

Net income				$174,571

Total assets	$1,202,767	$179,049	$(294,307)	$1,087,509

	Year Ended January 3, 2009
	Weight Watchers International	WeightWatchers.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,347,380	$188,432	$—	$1,535,812
Intercompany revenue	17,720	105	(17,825)	—

Total revenue	$1,365,100	$188,537	(17,825)	$1,535,812

Depreciation and amortization	$20,150	$5,809	$—	$25,959

Operating income	$361,548	$63,499	$—	$425,047

Interest expense				92,667
Other income, net				(1,969)
Provision for taxes				132,002

Net income				$202,347

Total assets	$1,268,408	$132,651	$(294,307)	$1,106,752

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

	Revenues for the Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
NACO meeting fees	$546,957	$625,277	$603,730
International Company-owned meeting fees	270,566	282,807	276,994
Product sales	292,086	339,775	337,659
Franchise royalties	13,078	16,186	17,039
Internet revenues	195,985	185,806	151,625
Other	80,241	85,961	80,120

	$1,398,913	$1,535,812	$1,467,167

	Revenues for the Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
North America	$915,789	$1,016,698	$972,976
United Kingdom	178,579	180,114	199,240
Continental Europe	248,773	281,053	237,196
Australia, New Zealand and other	55,772	57,947	57,755

	$1,398,913	$1,535,812	$1,467,167

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Long-Lived Assets
	January 2, 2010	January 3, 2009	December 29, 2007
North America	$832,012	$828,580	$799,587
United Kingdom	17,015	13,919	17,969
Continental Europe	6,931	7,131	6,795
Australia, New Zealand and other	21,703	16,277	16,392

	$877,661	$865,907	$840,743

16.	Fair Value Measurements

Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

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

Fair Value of Financial Instruments:

The Company’s significant financial instruments include long-term debt and interest rate swap agreements.

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter. As of January 2, 2010, the fair value of the Company’s long-term debt was approximately $1,401,870.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 17 for disclosures related to derivative financial instruments. The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at January 2, 2010	$1,692	$—	$1,692	$—
Interest rate swap asset at January 3, 2009	$—	$—	$—	$—
Interest rate swap liability at January 2, 2010	$40,947	$—	$40,947	$—
Interest rate swap liability at January 3, 2009	$61,532	$—	$61,532	$—

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

On December 30, 2007, the Company adopted the provisions of new accounting guidance which permits companies to make an irrevocable election to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be recorded in earnings at each subsequent reporting date. Upon adopting this accounting guidance, the Company did not elect the fair value option under this standard for any of its financial assets or liabilities.

17.	Derivative Instruments and Hedging

As of January 2, 2010 and January 3, 2009, the Company had in effect an interest rate swap with a notional amount of $900,000. In addition, in January 2009, the Company entered into a forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. During the term of this forward-starting interest rate swap, the notional amount will fluctuate. The initial notional amount is $425,000 and the highest notional amount will be $755,000.

The Company is hedging forecasted transactions for periods not exceeding the next five years. At January 2, 2010, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income (loss) will be reclassified to the Statement of Operations within the next twelve months.

As of January 2, 2010 and January 3, 2009, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amounts of $23,735 ($38,910 before taxes) and $37,326 ($61,193 before taxes), respectively. For the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007, there were no fair value adjustments recorded in the statement of operations since all hedges were considered qualifying and effective.

18.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations for the fiscal years ended January 2, 2010 and January 3, 2009.

	For the Fiscal Quarters Ended
	April 4, 2009	July 4, 2009	October 3, 2009	January 2, 2010
Fiscal year ended January 2, 2010
Revenues, net	$390,578	$372,526	$324,494	$311,315
Gross profit	212,173	207,469	177,995	130,337
Operating income	93,845	111,340	101,240	50,225
Net income attributable to the Company	47,306	58,762	52,569	18,707

Basic EPS attributable to the Company	$0.61	$0.76	$0.68	$0.24

Diluted EPS attributable to the Company	$0.61	$0.76	$0.68	$0.24

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Fiscal Quarters Ended
	March 31, 2008	June 30, 2008	September 27, 2008	January 3, 2009
Fiscal year ended January 3, 2009
Revenues, net	$437,027	$400,014	$352,618	$346,153
Gross profit	245,895	210,061	194,425	184,596
Operating income	116,012	101,273	107,836	99,926
Net income attributable to the Company	57,367	46,638	52,670	47,656

Basic EPS attributable to the Company	$0.72	$0.59	$0.68	$0.62

Diluted EPS attributable to the Company	$0.72	$0.59	$0.67	$0.62

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

As discussed in further detail in Note 14, the Company received an adverse tax ruling that its U.K. leaders should have been classified as employees for U.K. tax purposes and, as such, the Company should have withheld tax from its leaders pursuant to the PAYE and NIC collection rules and remitted such amounts to HMRC. In connection with this ruling, the Company recorded a charge of approximately $36,660 to cost of revenues in the fourth quarter of fiscal 2009.

As discussed in further detail in Note 14, in the second quarter of fiscal 2008, the Company received an adverse tax ruling with respect to the imposition of U.K. VAT on revenues earned by its U.K. subsidiary. In connection with this ruling, the Company recorded a charge of approximately $27,900 as an offset to revenue in fiscal 2008. Beginning in the third quarter of fiscal 2008, the Company recorded as an offset to revenue VAT charges associated with U.K. meeting fees as earned, consistent with the aforementioned ruling. Furthermore, as a result of the expiration of the statutory time period with respect to U.K. VAT owed prior to October 1, 2005, the Company recorded in the fourth quarter of fiscal 2008 as a benefit to revenue for the periods prior to October 1, 2005 an amount of approximately $9,200 as an offset against reserves previously recorded including in part the charge recorded against revenue in the second quarter of fiscal 2008.

19.	Recently Issued Accounting Pronouncements

In October 2009, new revenue recognition guidance was issued regarding arrangements with multiple deliverables. The new guidance permits companies to recognize revenue from certain deliverables earlier than previously permitted, if certain criteria are met. The new guidance is effective for fiscal years beginning on or after June 15, 2010 and is not expected to have a material impact to the Company’s financial position, results of operations or cash flows.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
FISCAL YEAR ENDED JANUARY 2, 2010
Allowance for doubtful accounts	$3,513	$1,220	—	$(971)	$3,762
Inventory and other reserves	$4,274	$7,928	—	$(6,834)	$5,368
Tax valuation allowance	$16,118	$5,212	$652	$(15)	$21,967

FISCAL YEAR ENDED JANUARY 3, 2009
Allowance for doubtful accounts	$2,591	$1,447	$—	$(525)	$3,513
Inventory and other reserves	$4,372	$9,996	$—	$(10,094)	$4,274
Tax valuation allowance	$10,917	$5,795	$—	$(594)	$16,118

FISCAL YEAR ENDED DECEMBER 29, 2007
Allowance for doubtful accounts	$1,673	$1,242	$—	$(324)	$2,591
Inventory and other reserves	$2,743	$9,317	$—	$(7,688)	$4,372
Tax valuation allowance	$7,517	$3,400	$—	$—	$10,917

(1)	Primarily represents the utilization of established reserves, net of recoveries, where applicable.

S-1

EXHIBIT INDEX

Exhibit Number	Description
**2.1	Agreement and Plan of Merger, dated as of June 13, 2005, by and among Weight Watchers International, Inc., WeightWatchers.com, Inc. and SCW Merger Sub, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).

**2.2	Redemption Agreement, dated as of June 13, 2005, by and among Artal Luxembourg, S.A., WeightWatchers.com, Inc., and Weight Watchers International, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).

**3.1	Amended and Restated Articles of Incorporation of Weight Watchers International, Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 001-16769), and incorporated herein by reference).

**3.2	Articles of Amendment to the Articles of Incorporation, as Amended and Restated, of Weight Watchers International, Inc., to Create a New Series of Preferred Stock Designated as Series B Junior Participating Preferred Stock, adopted as of November 14, 2001 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 001-16769), and incorporated herein by reference).

**3.3	Amended and Restated By-laws of Weight Watchers International, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 001-16769), and incorporated herein by reference).

**4.1	Rights Agreement, dated as of November 15, 2001, between Weight Watchers International, Inc. and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-89444) as filed on May 31, 2002, and incorporated herein by reference).

**4.2	First Amendment, dated as of November 4, 2003, to the Rights Agreement, dated as of November 15, 2001, by and between Weight Watchers International, Inc. and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended September 27, 2003 (File No. 001-16769), and incorporated herein by reference).

**4.3	Specimen of stock certificate representing Weight Watchers International, Inc.’s common stock, no par value (filed as Exhibit 4.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).

10.1	Intentionally Omitted.

10.2	Intentionally Omitted.

**10.3	License Agreement, dated as of September 29, 1999, between WW Foods, LLC and Weight Watchers International, Inc. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

**10.4	LLC Agreement, dated as of September 29, 1999, between H.J. Heinz Company and Weight Watchers International, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

**10.5	Operating Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

Exhibit Number	Description
**10.6	Stockholders’ Agreement, dated as of September 30, 1999, among Weight Watchers International, Inc., Artal Luxembourg, S.A., Merchant Capital, Inc., Logo Incorporated Pty. Ltd., Longisland International Limited, Envoy Partners and Scotiabanc, Inc. (filed as Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001, and incorporated herein by reference).

†**10.7	1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2000 (File No. 001-16769), and incorporated herein by reference).

†**10.8	Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2004 (File No. 001-16769), and incorporated herein by reference).

†**10.9	Amendment to Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).

†**10.10	Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2008, and incorporated herein by reference).

**10.11	Amended and Restated Intellectual Property License Agreement, dated as of September 10, 2001, between Weight Watchers International, Inc. and WeightWatchers.com, Inc. (filed as Exhibit No. 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).

**10.12	Service Agreement, dated as of September 10, 2001, between Weight Watchers International, Inc. and WeightWatchers.com, Inc. (filed as Exhibit No. 10.35 to the Company’s Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).

**10.13	Corporate Agreement, dated as of November 5, 2001, between Weight Watchers International, Inc. and Artal Luxembourg, S.A. (filed as Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).

**10.14	Amendment, dated as of July 1, 2005, to the Corporate Agreement, dated as of November 5, 2001, by and between Weight Watchers International, Inc. and Artal Luxembourg, S.A. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).

**10.15	Registration Rights Agreement, dated as of September 29, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and Artal Luxembourg, S.A. (filed as Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001, and incorporated herein by reference).

†**10.16	Form of Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (Chief Executive Officer, Chief Financial Officer and General Counsel) (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009, and incorporated herein by reference).

†**10.17	Form of Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (certain executive officers) (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009, and incorporated herein by reference).

**10.18	Principal Stockholders Agreement among Weight Watchers International, Inc., WeightWatchers.com, Inc. and Artal Luxembourg, S.A., dated as of June 13, 2005 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, and incorporated herein by reference).

Exhibit Number	Description
†**10.19	Form of Term Sheet for Employee Stock Awards and Form of Terms and Conditions for Employee Stock Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries, the Weight Watchers International, Inc. 2004 Stock Incentive Plan and the Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

†**10.20	Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries, the Weight Watchers International, Inc. 2004 Stock Incentive Plan and the Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

**10.21	Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., The Bank of Nova Scotia and various financial institutions (filed as Exhibit 10.1 to the Company’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006, and incorporated herein by reference).

†**10.22	Form of Director Restricted Stock Agreement for Weight Watchers International, Inc. non-employee director restricted stock issued under the Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, and incorporated herein by reference).

†**10.23	Summary of Non-Employee Director Compensation (filed as Exhibit 10 to the Company’s Current Report on Form 8-K, as filed on July 18, 2006, and incorporated herein by reference).

10.24	Intentionally Omitted.

10.25	Intentionally Omitted.

†**10.26	Statement of Amendments to the 1999 Stock Purchase and Option Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed on December 15, 2006, and incorporated herein by reference).

†**10.27	Statement of Amendments to the Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K as filed on December 15, 2006, and incorporated herein by reference).

†**10.28	Statement of Amendments to the Executive Profit Sharing Plan (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K as filed on December 15, 2006, and incorporated herein by reference).

**10.29	Stock Purchase Agreement, dated as of December 17, 2006, by and between Weight Watchers International, Inc. and Artal Holdings Sp. z o.o. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 21, 2006, and incorporated herein by reference).

**10.30	Commitment Letter, dated December 18, 2006, by and between Weight Watchers International, Inc. and Credit Suisse Securities (USA) LLC and Credit Suisse (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on December 21, 2006, and incorporated herein by reference).

**10.31	Amended and Restated Commitment Letter, dated January 8, 2007, by and between Weight Watchers International, Inc., Credit Suisse Securities (USA) LLC, Credit Suisse, J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (filed as Exhibit (b)(1) filed to the Company’s Tender Offer Statement on Schedule TO Amendment No. 1, as filed on January 11, 2007, and incorporated herein by reference).

Exhibit Number	Description
**10.32	First Amendment, dated as of January 26, 2007, to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., JPMorgan Chase Bank, N.A., JPMorgan Securities Inc., The Bank of Nova Scotia and various financial institutions (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on January 26, 2007, and incorporated herein by reference).

**10.33	Supplement, dated as of January 26, 2007, to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., JPMorgan Chase Bank, N.A., JPMorgan Securities Inc., The Bank of Nova Scotia and various financial institutions (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on January 26, 2007, and incorporated herein by reference).

†**10.34	Amended and Restated Weight Watchers Executive Profit Sharing Plan, effective as of January 1, 2005 (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, and incorporated herein by reference).

**10.35	Joint Venture Agreement, dated as of February 5, 2008, between Danone Dairy Asia and Weight Watchers Asia Holdings Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, and incorporated herein by reference).

**10.36	Intellectual Property License Agreement, dated as of July 7, 2008, by and between Weight Watchers International, Inc. and Weight Watchers Danone China Limited (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008, and incorporated herein by reference).

10.37	Intentionally Omitted.

†**10.38	Amended and Restated Statement of Principal Terms and Conditions of Employment, dated as of February 27, 2009, by and between Weight Watchers International, Inc. and Melanie (Stubbing) Stack (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009, and incorporated herein by reference).

**10.39	Second Amendment, dated as of June 26, 2009, to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., as borrower, the lenders party thereto, and The Bank of Nova Scotia, as the administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on July 1, 2009, and incorporated herein by reference).

**10.40	Amendment to Agreements, dated as of October 1, 2002, by and between Weight Watchers International, Inc., WW Foods, LLC and H.J. Heinz Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009, and incorporated herein by reference).

**10.41	Amendment to Operating Agreement, dated August 4, 2009, by and between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009, and incorporated herein by reference).

*21.1	Subsidiaries of Weight Watchers International, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by David P. Kirchhoff, President and Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Ann M. Sardini, Chief Financial Officer.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: March 3, 2010	By:	/S/ DAVID P. KIRCHHOFF
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 3, 2010	By:	/S/ DAVID P. KIRCHHOFF
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 3, 2010	By:	/S/ ANN M. SARDINI
Ann M. Sardini
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 3, 2010	By:	/S/ RAYMOND DEBBANE
Raymond Debbane
Director

Date: March 3, 2010	By:	/S/ PHILIPPE J. AMOUYAL
Philippe J. Amouyal
Director

Date: March 3, 2010	By:	/S/ JOHN F. BARD
John F. Bard
Director

Date: March 3, 2010	By:	/S/ MARSHA JOHNSON EVANS
Marsha Johnson Evans
Director

Date: March 3, 2010	By:	/S/ JONAS M. FAJGENBAUM
Jonas M. Fajgenbaum
Director

Date: March 3, 2010	By:	/S/ SACHA LAINOVIC
Sacha Lainovic
Director

Date: March 3, 2010	By:	/S/ KIMBERLY ROY TOFALLI
Kimberly Roy Tofalli
Director

Date: March 3, 2010	By:	/S/ CHRISTOPHER J. SOBECKI
Christopher J. Sobecki
Director