Form 10-Q
period 2010-04-03
WEIGHT WATCHERS INTERNATIONAL INC
filed 2010-05-13
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

The number of shares of common stock outstanding as of April 30, 2010 was 77,083,474.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	April 3, 2010	January 2, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$51,693	$46,137
Receivables, net	41,439	39,622
Inventories, net	29,715	32,488
Prepaid income taxes	31,095	28,375
Deferred income taxes	20,730	18,242
Prepaid expenses and other current assets	33,372	35,087

TOTAL CURRENT ASSETS	208,044	199,951

Property and equipment, net	33,099	36,038
Franchise rights acquired	761,829	758,617
Goodwill	51,382	51,373
Trademarks and other intangible assets, net	29,650	31,633
Deferred financing costs and other noncurrent assets	8,960	9,897

TOTAL ASSETS	$1,092,964	$1,087,509

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$293,750	$215,000
Accounts payable	24,224	28,371
Dividend payable	13,729	13,786
Derivative payable	40,056	40,947
U.K. VAT liability	1,999	33,568
U.K. Self-employment liability	36,739	36,660
Accrued liabilities	106,432	99,078
Income taxes payable	17,300	176
Deferred revenue	82,355	68,469

TOTAL CURRENT LIABILITIES	616,584	536,055

Long-term debt	1,120,500	1,238,000
Deferred income taxes	43,365	34,624
Other	12,598	12,100

TOTAL LIABILITIES	1,793,047	1,820,779

TOTAL DEFICIT
Dividend to Artal Luxembourg S.A.	(304,835)	(304,835)
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	—	—
Treasury stock, at cost, 34,914 shares at April 3, 2010 and 34,947 shares at January 2, 2010	(1,684,217)	(1,684,343)
Retained earnings	1,292,625	1,260,349
Accumulated other comprehensive loss	(6,407)	(7,683)

TOTAL WEIGHT WATCHERS INTERNATIONAL, INC. DEFICIT	(702,834)	(736,512)
Noncontrolling interest	2,751	3,242

TOTAL DEFICIT	(700,083)	(733,270)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,092,964	$1,087,509

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	April 3, 2010	April 4, 2009
Meeting fees, net	$218,218	$225,933
Product sales and other, net	114,513	116,232
Internet revenues	55,266	48,413

Revenues, net	387,997	390,578

Cost of meetings, products and other	166,806	168,887
Cost of Internet revenues	9,508	9,518

Cost of revenues	176,314	178,405

Gross profit	211,683	212,173

Marketing expenses	74,463	74,559
Selling, general and administrative expenses	45,793	43,769

Operating income	91,427	93,845

Interest expense	18,705	16,741
Other expense, net	620	503

Income before income taxes	72,102	76,601

Provision for income taxes	28,016	29,796

Net income	44,086	46,805
Net loss attributable to the noncontrolling interest	491	501

Net income attributable to Weight Watchers International, Inc.	$44,577	$47,306

Earnings per share attributable to Weight Watchers International, Inc.
Basic	$0.58	$0.61

Diluted	$0.58	$0.61

Weighted average common shares outstanding
Basic	77,053	76,978

Diluted	77,231	77,063

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	April 3, 2010	April 4, 2009
Cash provided by operating activities	$64,263	$109,429

Investing activities:
Capital expenditures	(1,085)	(2,575)
Capitalized software expenditures	(1,276)	(2,994)
Website development expenditures	(1,300)	(1,252)
Other items, net	(196)	(228)

Cash used for investing activities	(3,857)	(7,049)

Financing activities:
Payments of long-term debt	(38,750)	(78,625)
Proceeds from stock options exercised	21	13
Payment of dividends	(13,545)	(13,629)
Investment and advances from noncontrolling interest	—	2,406

Cash used for financing activities	(52,274)	(89,835)

Effect of exchange rate changes on cash/cash equivalents and other	(2,576)	(83)

Net increase in cash and cash equivalents	5,556	12,462
Cash and cash equivalents, beginning of period	46,137	47,322

Cash and cash equivalents, end of period	$51,693	$59,784

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and all of its subsidiaries. The term “Company” as used throughout these notes is used to indicate Weight Watchers International, Inc. and all of its businesses consolidated for purposes of its financial statements. The term “WWI” as used throughout these notes is used to indicate Weight Watchers International, Inc. and all of the Company’s businesses other than WW.com. The term “WW.com” as used throughout these notes is used to indicate WeightWatchers.com, Inc. and all of the Company’s Internet-based businesses.

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

On February 5, 2008, Weight Watchers Asia Holdings Ltd. (“Weight Watchers Asia”), a direct wholly-owned subsidiary of the Company, and Danone Dairy Asia, an indirect wholly-owned subsidiary of Groupe DANONE S.A., entered into a joint venture agreement to establish a weight management business in the People’s Republic of China. Pursuant to the terms of the joint venture agreement, Weight Watchers Asia and Danone Dairy Asia own 51% and 49%, respectively, of the joint venture entity, Weight Watchers Danone China Limited (together with its subsidiaries, the “China Joint Venture”). Because the Company has a direct controlling financial interest in the China Joint Venture, it began to consolidate this entity in the first quarter of fiscal 2008.

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2009, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.	Summary of Significant Accounting Policies

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance revising certain disclosure requirements concerning fair value measurements. The guidance requires an entity to disclose separately significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and to disclose the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3, on a gross basis rather than a net basis. These new disclosure requirements are effective for the Company’s first quarter of 2010, except for the additional disclosure of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The Company did not have any such transfers into and out of Levels 1 and 2 during the three months ended April 3, 2010. The Company is currently evaluating the full impact of this guidance, but does not expect it to have a material impact on the disclosures in its consolidated financial statements in future filings.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification has become the single source of authoritative U.S. GAAP recognized by the FASB to be applied to financial statements issued for periods ending after September 15, 2009. The Codification does not change U.S. GAAP and does not affect the Company’s financial position, results of operations or liquidity.

In May 2009, new accounting guidance was issued which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In February 2010, an amendment to this guidance was issued to eliminate the requirement to disclose the date through which a company has evaluated subsequent events.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

For a discussion of the Company’s other significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for fiscal 2009.

3.	Acquisitions

The acquisitions of certain franchisees have been accounted for under the purchase method of accounting and, accordingly, their earnings have been included in the consolidated operating results of the Company since their dates of acquisition. There have been no key acquisitions since 2008.

4.	Goodwill and Intangible Assets

For the three months ended April 3, 2010, the change in goodwill is due to foreign currency fluctuations. The Company’s goodwill by reportable segment at April 3, 2010 was $25,182 related to its WWI segment and $26,200 related to its WW.com segment. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the three months ended April 3, 2010, the change in franchise rights acquired is due to foreign currency fluctuations.

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $3,739 and $3,078 for the three months ended April 3, 2010 and April 4, 2009, respectively.

The carrying amount of finite-lived intangible assets as of April 3, 2010 and January 2, 2010 was as follows:

	April 3, 2010		January 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$45,580	$27,710	$44,486	$25,396
Trademarks	9,632	8,686	9,602	8,593
Website development costs	31,177	20,857	29,878	19,266
Other	7,024	6,510	5,741	4,819

	$93,413	$63,763	$89,707	$58,074

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2010	$9,831
Fiscal 2011	$11,149
Fiscal 2012	$5,437
Fiscal 2013	$2,305
Fiscal 2014	$652

The Company performed its annual impairment review of its goodwill and other indefinite-lived intangible assets as of January 2, 2010 and January 3, 2009 and determined that no impairment existed.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.	Long-Term Debt

At April 3, 2010, the Company’s credit facilities consisted of a term loan facility and a revolving credit facility (collectively, the “WWI Credit Facility”). The term loan facility consisted of two tranche A loans (“Term A Loan” and “Additional Term A Loan”), and a tranche B loan (“Term B Loan”), in an aggregate original principal amount of $1,550,000. The revolving credit facility (the “Revolver”) consisted of a single tranche (“Revolver I”) of up to $500,000. At April 3, 2010, the Company had $1,414,250 outstanding under the WWI Credit Facility with an additional $355,448 of availability under the Revolver I.

At April 3, 2010, the Term A Loan, Additional Term A Loan and Revolver I bore interest at a rate equal to LIBOR plus 1.00% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility agreement). At April 3, 2010, the Term B Loan bore interest at a rate equal to LIBOR plus 1.50% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility agreement). In addition to paying interest on outstanding principal under the WWI Credit Facility, the Company was required to pay a commitment fee to the lenders under the Revolver I with respect to the unused commitments at a rate equal to 0.20% per annum at April 3, 2010.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At April 3, 2010, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

The Company previously amended the WWI Credit Facility on June 26, 2009 to allow it to make loan modification offers to all lenders of any tranche of term loans or revolving loans to extend the maturity date of such loans and/or reduce or eliminate the scheduled amortization. Any such loan modifications would be effective only with respect to such tranche of term loans or revolving loans and only with respect to those lenders that accept the Company’s offer. Loan modification offers may be accompanied by increased pricing and/or fees payable to accepting lenders. This amendment also provides for up to an additional $200,000 of incremental term loan financing through the creation of a new tranche of term loans, provided that the aggregate principal amount of such new term loans cannot exceed the amount then outstanding under the Company’s existing revolving credit facility. In addition, the proceeds from such new tranche of term loans must be used solely to repay certain outstanding revolving loans and permanently reduce the commitments of certain revolving lenders. In connection with this amendment, the Company incurred fees of approximately $4,058 during fiscal 2009.

After the end of the Company’s first fiscal quarter of fiscal 2010, on April 8, 2010, the Company amended the WWI Credit Facility pursuant to a loan modification offer to all lenders of all tranches of term loans and revolving loans to, among other things, extend the maturity date of such loans. In connection with this amendment, certain lenders converted a total of $454,480 of their outstanding term loans under the Term A Loan ($151,775) and Additional Term A Loan ($302,705) into term loans under a new tranche C loan maturing on June 30, 2015 (or 2013, upon the occurrence of certain events described in the WWI Credit Facility agreement) (“Term C Loan”), and a total of $241,875 of their outstanding term loans under the Term B Loan into term loans under a new tranche D loan maturing on June 30, 2016 (“Term D Loan”). In addition, certain lenders converted a total of $332,647 of their outstanding Revolver I commitments into commitments under a new tranche of the Revolver (“Revolver II”) terminating on June 30, 2014 (or 2013, upon the occurrence of certain events described in the WWI Credit Facility agreement), including a proportionate amount of their outstanding Revolver I loans into Revolver II loans. Following these conversions of a total

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

of $1,029,002 of loans and commitments, at April 8, 2010, the Company had the same amount of debt outstanding under the WWI Credit Facility and amount of availability under the Revolver as it had immediately prior to such conversions. At April 8, 2010, the Term C Loan and Term D Loan bore interest at a rate equal to LIBOR plus 2.25% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility agreement). At April 8, 2010, the Revolver II bore interest at a rate equal to LIBOR plus 2.50% per annum or, at the Company’s option, the alternate base rate (as defined in the WWI Credit Facility agreement). In addition to paying interest on outstanding principal under the WWI Credit Facility, the Company is required to pay a commitment fee to the lenders under the Revolver II with respect to the unused commitments at a rate equal to 0.50% per annum as of April 8, 2010. In connection, with this loan modification offer, the Company incurred fees of approximately $11,500 during the second quarter of fiscal 2010.

On March 30, 2010, Standard & Poor’s affirmed its “BB+” rating on the WWI Credit Facility. On April 15, 2010, Moody’s affirmed its “Ba1” rating for the WWI Credit Facility.

6.	Treasury Stock

On October 9, 2003, the Company, at the direction of its Board of Directors, authorized a program to repurchase up to $250,000 of the Company’s outstanding common stock. On each of June 13, 2005 and May 25, 2006, the Company, at the direction of its Board of Directors, authorized adding $250,000 to the program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z.o.o. and its parents and subsidiaries under the program.

During the three months ended April 3, 2010 and April 4, 2009, respectively, the Company repurchased no shares of its common stock.

7.	Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended
	April 3, 2010	April 4, 2009
Numerator:
Net income attributable to Weight Watchers International, Inc.	$44,577	$47,306

Denominator:
Weighted average shares of common stock outstanding	77,053	76,978
Effect of dilutive common stock equivalents	178	85

Weighted average diluted common shares outstanding	77,231	77,063

EPS attributable to Weight Watchers International, Inc.:
Basic	$0.58	$0.61
Diluted	$0.58	$0.61

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 1,925 and 2,307 for the three months ended April 3, 2010 and April 4, 2009, respectively.

8.	Stock Plans

On May 6, 2008, May 12, 2004 and December 16, 1999, respectively, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 1999 Stock Purchase and Option Plan (the “1999 Plan” and together with the 2008 Plan and the 2004 Plan, the “Stock Plans”). These plans are designed to promote the long-term financial interests and growth of the Company by attracting, motivating and retaining employees with the ability to contribute to the success of the business and aligning compensation for the Company’s employees over a multi-year period directly with the interests of the shareholders of the Company. The Company’s Board of Directors or a committee thereof administers the Stock Plans.

In connection with the Company’s annual grant of stock compensation, on March 26, 2010, the Company granted 466 non-qualified stock options and 68 restricted stock units (“RSUs”) to certain employees. The options and RSUs will vest on the third anniversary of the date of grant and the options will expire 10 years from the date of grant. The options and RSUs had an aggregate estimated grant-date fair value of $3,684 and $1,748, respectively.

9.	Income Taxes

The effective tax rate for the three months ended April 3, 2010 was 38.9%; and for the three months ended April 4, 2009 was 38.9%. For the three months ended April 3, 2010 and April 4, 2009, the primary differences between the U.S. federal statutory tax rate and the Company’s effective tax rate were state income taxes, offset by lower statutory rates in certain foreign jurisdictions.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.	Legal

U.K. VAT Matter

In June 2008, the U.K. Court of Appeal issued a ruling that from April 1, 2005 Weight Watchers meeting fees in the United Kingdom were fully subject to 17.5% standard rated value added tax (“VAT”) thus reversing in its entirety an earlier 2007 decision of the U.K. VAT and Duties Tribunal (the “VAT Tribunal”) in the Company’s favor. For over a decade prior to April 1, 2005, Her Majesty’s Revenue and Customs (“HMRC”) had determined that Weight Watchers meeting fees in the United Kingdom were only partially subject to 17.5% VAT. In light of the Court of Appeal’s ruling and in accordance with accounting guidance for contingencies, the Company recorded a charge of approximately $32,500 as an offset to revenue in the second quarter of fiscal 2008 for U.K. VAT liability (including interest) in excess of reserves previously recorded. Beginning in the third quarter of fiscal 2008, in accordance with accounting guidance for contingencies, the Company has recorded as an offset to revenue VAT charges associated with U.K. meeting fees as earned, consistent with the Court of Appeal’s ruling.

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

The Company intends to vigorously challenge any amount of U.K. VAT that HMRC claims to be owed by the Company for any period between October 1, 2005 and September 30, 2006. Accordingly, the Company filed notices of appeal with the VAT Tribunal against the U.K. VAT assessments issued for the periods October 1, 2005 to December 31, 2005, January 1, 2006 to March 31, 2006, April 1, 2006 to June 30, 2006, and July 1, 2006 to September 30, 2006 in March 2009, April 2009, July 2009 and October 2009, respectively. These appeals have been consolidated and will be heard together at the U.K. First Tier Tribunal (Tax Chamber) (the “U.K. First Tier Tribunal”) in May 2010.

U.K. Self-Employment Matter

In July 2007, HMRC issued to the Company notices of determination and decisions that, for the period April 2001 to April 2007, its leaders and certain other service providers in the United Kingdom should have been classified as employees for tax purposes and, as such, the Company should have withheld tax from the leaders and certain other service providers pursuant to the “Pay As You Earn” (“PAYE”) and national insurance contributions (“NIC”) collection rules and remitted such amounts to HMRC. HMRC also issued a claim to the Company in October 2008 in respect of NIC which corresponds to the prior notices of assessment with respect to PAYE previously raised by HMRC.

        In September 2007, the Company appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company and, in July 2008, filed this appeal with the U.K. First Tier Tribunal. The Company’s appeal was heard by the U.K. First Tier Tribunal in June 2009 and October 2009. In February 2010, the U.K. First Tier

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Tribunal issued a ruling that the Company’s U.K. leaders should have been classified as employees for U.K. tax purposes and, as such, the Company should have withheld tax from its leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for the Company.

Although the Company sought permission in March 2010 to appeal this adverse ruling and is awaiting a response, in light of this adverse ruling and in accordance with accounting guidance for contingencies, the Company recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest, and, as it did in the first quarter of fiscal 2010, the Company intends to record a reserve for U.K. withholding taxes with respect to its U.K. leaders consistent with this ruling on a quarterly basis. Accordingly, the aggregate reserve for the period from April 2001 through the end of the first quarter of fiscal 2010 is approximately $36,700.

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

Hanson-Kelly & Jackson v. Weight Watchers North America, Inc. and Weight Watchers International, Inc.

In January 2010, a lawsuit was filed in the U.S. District Court for the Middle District of North Carolina by two leaders alleging violations of certain federal and North Carolina wage and hour laws on behalf of themselves, and, if approved by the Court, other leaders and receptionists in North Carolina since January 25, 2007. In this matter, the plaintiffs are seeking unpaid wages and certain other damages. Although the Company disagrees with the allegations that it has violated federal and North Carolina wage and hour laws and the Company believes it has valid defenses with respect to this matter, litigation is inherently unpredictable. At this time, it is not possible to determine the outcome of, or estimate the liability related to, this action and the Company has not made any provision for losses in connection with it.

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

11.	Derivative Instruments and Hedging

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company recognizes the fair value of all derivative instruments as either assets or liabilities on its balance sheet. The Company has designated and accounted for interest rate swaps as cash flow hedges of the Company’s variable-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income/(loss) and reclassified into earnings in the periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The fair value of the Company’s interest rate swaps is reported in the derivative payable and prepaid expenses balances on the Company’s balance sheet. See Note 12 for a further discussion regarding the fair value of the Company’s interest rate swaps. The net effect of the interest payable and receivable under the Company’s interest rate swaps is included in interest expense on the Company’s statement of operations.

As of April 3, 2010, the Company had interest rate swaps with notional amounts totaling $1,271,250. As of April 4, 2009, the Company had an interest rate swap with a notional amount of $900,000 and a forward-starting swap with an initial notional amount of $425,000. The effective date of the forward-starting swap was January 4, 2010.

The Company is hedging forecasted transactions for periods not exceeding the next five years. At April 3, 2010, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income/(loss) will be reclassified to the Company’s statement of operations within the next twelve months.

As of April 3, 2010, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive income/(loss) in the amount of $24,149 ($39,589 before taxes). As of April 4, 2009, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amount of $33,231 ($54,480 before taxes). For the three months ended April 3, 2010 and April 4, 2009, there were no fair value adjustments recorded in the Company’s statement of operations since all hedges were considered qualifying and effective.

12.	Fair Value Measurements

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter. As of April 3, 2010, the fair value of the Company’s long-term debt was approximately $1,398,669.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at April 3, 2010	$—	$—	$—	$—
Interest rate swap asset at January 2, 2010	$1,692	$—	$1,692	$—
Interest rate swap liability at April 3, 2010	$40,056	$—	$40,056	$—
Interest rate swap liability at January 2, 2010	$40,947	$—	$40,947	$—

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

Comprehensive income includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended
	April 3, 2010	April 4, 2009
Net income	$44,086	$46,805
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	1,689	(1,091)
Current period changes in fair value of derivatives, net of tax	(413)	4,095

Total other comprehensive income/(loss)	1,276	3,004

Comprehensive income	45,362	49,809
Comprehensive loss attributable to the noncontrolling interest	(491)	(501)

Comprehensive income attributable to Weight Watchers International, Inc.	$44,871	$49,308

14.	Segment Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable segments is as follows:

	Three Months Ended April 3, 2010
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$332,105	$55,892	$—	$387,997
Intercompany revenue	5,252	—	(5,252)	—

Total revenue	$337,357	$55,892	$(5,252)	$387,997

Depreciation and amortization	$7,771	$1,150	$—	$8,921

Operating income	$77,227	$14,200	$—	$91,427

Interest expense				18,705
Other expense, net				620
Provision for income taxes				28,016

Net income				$44,086

Total assets	$1,187,236	$202,097	$(296,369)	$1,092,964

	Three Months Ended April 4, 2009
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$341,427	$49,151	$—	$390,578
Intercompany revenue	4,581	—	(4,581)	—

Total revenue	$346,008	$49,151	$(4,581)	$390,578

Depreciation and amortization	$5,553	$1,226	$—	$6,779

Operating income	$83,590	$10,255	$—	$93,845

Interest expense				16,741
Other expense, net				503
Provision for income taxes				29,796

Net income				$46,805

Total assets	$1,228,292	$157,804	$(298,854)	$1,087,242

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

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Quarterly Report on Form 10-Q:

•	“fiscal 2006” refers to our fiscal year ended December 30, 2006;

•	“fiscal 2008” refers to our fiscal year ended January 3, 2009;

•	“fiscal 2009” refers to our fiscal year ended January 2, 2010;

•	“fiscal 2010” refers to our fiscal year ended January 1, 2011;

•	“fiscal 2011” refers to our fiscal year ended December 31, 2011;

•	“fiscal 2012” refers to our fiscal year ended December 29, 2012;

•	“fiscal 2013” refers to our fiscal year ended December 28, 2013; and

•	“fiscal 2014” refers to our fiscal year ended January 3, 2015.

The following terms used in this Quarterly Report on Form 10-Q are our trademarks: Weight Watchers® , WeightWatchers.com® and ProPoints®.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2009 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively, the “Consolidated Financial Statements”).

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Cost of revenues, gross profit and gross margin, operating income and operating income margin, including components thereof, are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis), and, with respect to the first quarter of fiscal 2009, as adjusted (on a non-GAAP basis) to include the impact of the previously reported adverse U.K. tax ruling relating to the self-employment status of the Company’s U.K. leaders and to exclude the impact of restructuring charges associated with our previously disclosed cost savings initiatives. We generally refer to such non-GAAP financial measures as “excluding” or “adjusting” for the impact of this ruling and/or these restructuring charges. Our management believes these non-GAAP financial measures provide useful supplemental information to management and investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful for management and investors in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly titled measures reported by other companies.

USE OF CONSTANT CURRENCY

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a constant currency basis in addition to reported results helps improve our management’s and investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this Quarterly Report on Form 10-Q, we calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as “on a constant currency basis” or “excluding” or “adjusting” for the impact of foreign currency. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies.

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2009. Our critical accounting policies have not changed since the end of fiscal 2009.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 3, 2010 COMPARED TO THE THREE MONTHS ENDED APRIL 4, 2009

Fiscal 2010 first quarter revenues were $388.0 million, a decrease of $2.6 million, or 0.7%, as compared to the prior year period. Net income attributable to the Company for fiscal 2010 first quarter was $44.6 million, a decrease of $2.7 million, or 5.7%, from $47.3 million for the prior year period.

The table below shows our consolidated statement of operations for the three months ended April 3, 2010 versus the three months ended April 4, 2009 on both a reported basis and an as adjusted basis. Results for the three months ended April 4, 2009 are adjusted to include expenses associated with the impact of the previously disclosed adverse U.K. self-employment tax ruling and to exclude the restructuring charges associated with our previously disclosed cost savings initiatives. See “Non-GAAP Financial Measures” above.

Statement of Operations as Reported and Adjusted

	(In Millions, except per share amounts)
	For the Three Months Ended
	April 3, 2010	April 4, 2009	Increase/ (Decrease)	% Change

Revenues, net	$388.0	$390.6	$(2.6)	(0.7%)

Cost of revenues (as adjusted)(1)	176.3	179.5	(3.2)	(1.8%)
U.K. self-employment tax ruling(1)	—	(1.1)	1.1	100.0%

Cost of revenues	176.3	178.4	(2.1)	(1.2%)

Gross Profit	211.7	212.2	(0.5)	(0.2%)

Gross Margin %	54.6%	54.3%

Marketing expenses	74.5	74.6	(0.1)	(0.1%)

Selling, general & administrative expenses (as adjusted)(1)	45.8	40.7	5.1	12.5%
Impact of restructuring (1)	—	3.1	(3.1)	100.0%

Selling, general & administrative expenses	45.8	43.8	2.0	4.6%

Operating income	91.4	93.8	(2.4)	(2.6%)
Operating Income Margin %	23.6%	24.0%

Interest expense	18.7	16.7	2.0	12.0%
Other expense, net	0.6	0.5	0.1	20.0%

Income before income taxes	72.1	76.6	(4.5)	(5.9%)

Provision for income taxes	28.0	29.8	(1.8)	(6.0%)

Net income	44.1	46.8	(2.7)	(5.8%)
Net loss attributable to the noncontrolling interest	0.5	0.5	—	—

Net income attributable to the Company	$44.6	$47.3	$(2.7)	(5.7%)

Weighted average diluted shares outstanding	77.2	77.1

Diluted EPS	$0.58	$0.61	$(0.03)	(4.9%)

(1)	With respect to the above table, “as adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of operations for the three months ended April 4, 2009 to include $1.1 million in the cost of revenues for the impact of the U.K. self-employment tax ruling attributable to that quarter, and to exclude from selling, general and administrative expenses the impact of a $3.1 million restructuring charge recorded in that period. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

As previously reported, the Company received an adverse U.K. self-employment tax ruling related to the self-employment status of its U.K. leaders in February 2010, which resulted in a charge to the fourth quarter of fiscal 2009 for fiscal 2009 and prior years. In addition, this ruling resulted in a current period charge in the first quarter of fiscal 2010 of $1.1 million. Our cost of revenues decreased by $2.1 million from $178.4 million for the first quarter of fiscal 2009 to $176.3 million for the first quarter of fiscal 2010, a decrease of 1.2%; however, after adjusting the first quarter of fiscal 2009 for the portion of the U.K. self-employment tax ruling charge attributable to that quarter, as shown in the table above, our cost of revenues in the first quarter of fiscal 2010 would have declined by $3.2 million, or 1.8%, versus the prior year period.

The Company also recorded $3.1 million of restructuring charges for the first quarter of fiscal 2009 associated with the previously announced cost savings initiatives. Selling, general and administrative expenses were $2.0 million, or 4.6%, higher in the first quarter of fiscal 2010 versus the first quarter of fiscal 2009. Excluding the restructuring charges in the first quarter of fiscal 2009, selling, general and administrative expenses would have been $5.1 million, or 12.5%, higher in the first quarter of fiscal 2010 than in the first quarter of fiscal 2009.

The table below illustrates the Company’s first quarter of fiscal 2010 and fiscal 2009 results for certain selected financial data on a comparable basis, after the two adjustments are made to the first quarter of fiscal 2009 as noted and discussed above.

Summary of Selected Financial Data as Adjusted

	(In Millions, except per share amounts)
	For the Three Months Ended
	April 3, 2010	April 4, 2009 (As Adjusted(1))	Increase/ (Decrease)	% Change

Revenues, net	$388.0	$390.6	$(2.6)	(0.7%)
Cost of revenues	176.3	179.5	(3.2)	(1.8%)

Gross Profit	211.7	211.1	0.6	0.3%
Gross Margin %	54.6%	54.1%

Marketing expenses	74.5	74.6	(0.1)	(0.1%)
Selling, general & administrative expenses	45.8	40.7	5.1	12.5%

Operating income	91.4	95.9	(4.5)	(4.7%)
Operating Income Margin %	23.6%	24.5%

Net income attributable to the Company	$44.6	$48.4	$(3.8)	(7.9%)

Weighted average diluted shares outstanding	77.2	77.1

Diluted EPS	$0.58	$0.63	$(0.05)	(7.9%)

Note: Totals may not sum due to rounding.

(1)	With respect to the above table, “As Adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of operations for the three months ended April 4, 2009 to include $1.1 million in the cost of revenues for the impact of the U.K. self-employment tax ruling attributable to that quarter, and to exclude from selling, general and administrative expenses the impact of a $3.1 million restructuring charge recorded in that period. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

The following summary table sets forth the reconciliation for the three months ended April 4, 2009 of the selected financial data set forth in the above “Summary of Selected Financial Data as Adjusted” table:

	Gross Profit	Operating Income	Net Income Attributable to Company	Diluted EPS
First quarter of fiscal 2009	$212.2	$93.8	$47.3	$0.61

Adjustments
Impact of Restructuring Charge	—	3.1	1.9	$0.02
U.K. Self-Employment Tax Ruling	(1.1)	(1.1)	(0.7)	$(0.01)

Total Adjustments	(1.1)	2.0	1.2	$0.02

First quarter of fiscal 2009, as Adjusted	$211.1	$95.9	$48.4	$0.63

Note: Totals may not sum due to rounding.

Gross profit for the first quarter of fiscal 2010 of $211.7 million, which declined $0.5 million, or 0.2%, on a reported basis, would have increased $0.6 million, or 0.3%, from $211.1 million for the first quarter of fiscal 2009 after adjusting the first quarter of fiscal 2009 for the U.K. self-employment tax ruling. Despite a 0.7% decline in revenues, the Company’s gross margin of 54.6%, which improved 30 basis points from 54.3% on a reported basis, would have increased by 50 basis points from an adjusted fiscal 2009 first quarter gross margin of 54.1% on the strength of our high margin WeightWatchers.com business, growth in our Continental Europe meeting business, and cost saving initiatives, all of which impacted 2010.

The first quarter of fiscal 2010 operating income of $91.4 million declined $2.4 million, or 2.6%, from $93.8 million in the first quarter of fiscal 2009. After adjusting the first fiscal quarter of 2009 for the adverse U.K. self-employment tax ruling and the impact of the restructuring charges, operating income would have declined by $4.5 million, or 4.7%, to $91.4 million from an adjusted amount of $95.9 million. Operating income margin of 23.6%, which declined by 40 basis points from 24.0% in the first quarter of fiscal 2009 on a reported basis, would have declined by 90 basis points from an adjusted fiscal 2009 first quarter operating income margin of 24.5%, largely the result of higher legal expenses along with a bad debt reserve for one of our European licensees.

Net income attributable to the Company for the first quarter of fiscal 2010 of $44.6 million, which declined by $2.7 million, or 5.7%, from $47.3 million on a reported basis, would have declined by $3.8 million, or 7.9%, as compared to the adjusted net income for the first quarter of fiscal 2009 of $48.4 million. Diluted earnings per share of $0.58 for the first quarter of fiscal 2010 declined by $0.03, or 4.9%, as compared to $0.61 for the first quarter of fiscal 2009. After adjusting the first quarter of fiscal 2009 for $0.02 associated with the restructuring charges and $0.01 for the U.K. self-employment tax ruling, diluted earnings per share for the first quarter of fiscal 2010 of $0.58 declined $0.05, or 7.9%, compared to the adjusted diluted earnings per share of $0.63 in the first quarter of fiscal 2009.

Components of Revenue and Volumes

For the first quarter of fiscal 2010, net revenues of $388.0 million declined by 0.7% compared to $390.6 million in the comparable period of fiscal 2009. The first quarter of fiscal 2010 revenues benefited from the favorable impact of foreign currency exchange rates, which increased our revenues by $15.2 million, or 3.9%. Excluding this benefit, revenues decreased by 4.5% versus the prior year period. This revenue decline was driven by performance weakness in NACO and the United Kingdom offset by volume growth in Continental Europe and WeightWatchers.com.

For the first quarter of fiscal 2010, global meeting fees were $218.2 million, a decrease of $7.7 million, or 3.4%, from the prior year period. On a constant currency basis, fiscal 2010 first quarter global meeting fees as compared to the prior year period declined $15.9 million, or 7.0%. Declining volume trends in our NACO and U.K. markets more than offset gains in Continental Europe, where we launched a new program innovation. These volume trends resulted in a global meeting paid weeks decline of 1.0 million, or 4.2%, to 22.7 million in the first quarter of fiscal 2010 from 23.7 million in the prior year period. Severe weather in 2010 and cycling against last year’s innovation in both NACO and the United Kingdom resulted in reduced enrollments and lowered the propensity of our members to attend meetings. Global attendance in the first quarter of fiscal 2010 declined by 12.0% to 14.7 million from 16.7 million in the first quarter of fiscal 2009. On a per paid week basis, first quarter of fiscal 2010 global meeting fees increased slightly by 0.8% versus the prior year period, but were down 2.9% on a constant currency basis, mainly as a result of higher penetration of Monthly Pass, our commitment payment plan which is at a lower price per week than the pay-as-you-go meeting fee.

In NACO, meeting fees for the first quarter of fiscal 2010 were $142.4 million, a decrease of $13.5 million, or 8.7%, from $155.9 million for the first quarter of fiscal 2009, driven by an 8.0% decline in paid weeks, from 15.1 million in the first quarter of fiscal 2009 to 13.9 million in the first quarter of fiscal 2010. Attendance volume decreased 1.6 million, or 16.0%, from 10.0 million in the first quarter of fiscal 2009 to 8.4 million in the first quarter of fiscal 2010, due primarily to the extreme weather and the lack of a new program innovation in the first quarter of fiscal 2010. First quarter fiscal 2010 meeting fees per paid week declined 0.7%, or 1.7% on a constant currency basis, versus the prior year period.

Our international meeting fees were $75.8 million for the first quarter of fiscal 2010, an increase of $5.8 million, or 8.3%, from the prior year period, but a decline of $1.0 million, or 1.5%, on a constant currency basis. Monthly Pass was the primary driver of a 2.4% increase in total paid weeks in our international meeting business in the first quarter of fiscal 2010 versus the prior year period, with most of the increase coming from Continental Europe, where we had launched our new program innovation, ProPoints. International meeting fees per paid week in the first quarter of fiscal 2010 increased 5.7%, but decreased 3.8% on a constant currency basis, versus the prior year period, with the decrease resulting from higher penetration of Monthly Pass, higher promotional activity, and a return to higher value added tax, or VAT, rates in the United Kingdom after a temporary U.K. government abatement.

Global in-meeting product sales for the first quarter of fiscal 2010 were $80.0 million, an increase of $0.1 million, or 0.1%, from $79.9 million in the first quarter of fiscal 2009. Global in-meeting product sales per attendee increased 13.7% in the first quarter of fiscal 2010 versus the prior year period, and increased 8.5% on a constant currency basis. As a result of lower attendances, NACO’s first quarter fiscal 2010 in-meeting product sales of $40.1 million declined versus the prior year period by 3.6%, or $1.5 million; however, in-meeting product sales per attendee increased 14.7% versus the prior year period, primarily as a result of new consumable product launches along with an effective promotional campaign. International in-meeting product sales per attendee increased 10.8% in the first quarter of fiscal 2010 versus the prior year period, or 1.7% on a constant currency basis. International in-meeting product sales in total were $39.9 million in the first quarter of fiscal 2010, an increase of 4.2% versus the prior year period, but decreased 4.3% on a constant currency basis.

Internet revenues, which include subscription revenues from sales of Weight Watchers Online and Weight Watchers eTools as well as Internet advertising revenues, grew $6.9 million, or 14.2%, to $55.3 million for the first quarter of fiscal 2010 from $48.4 million for the first quarter of fiscal 2009. On a constant currency basis, Internet revenues rose 10.9% in the first quarter of fiscal 2010 versus the prior year period. Integrated marketing activities in some of our international countries together with the new ProPoints program in Continental Europe helped to drive first quarter fiscal 2010 online sign-up growth of 6.2% versus the prior year period. End-of-period active Online subscribers increased 11.6%, from 871,000 at April 4, 2009 to 972,000 at April 3, 2010.

Other revenues, comprised primarily of licensing revenues and revenues from our publications, were $31.0 million for the first quarter of fiscal 2010, a decrease of $1.3 million, or 4.0%, from $32.3 million in the first quarter of fiscal 2009. Excluding the impact of foreign currency, other revenues were down 8.5%. Our global licensing revenues in the first quarter of fiscal 2010 decreased 1.7%

on an as reported basis and 6.7% on a constant currency basis versus the prior year period. NACO licensing revenues declined 10.0% in the first quarter of fiscal 2010 versus the prior year period with 40% of the decline resulting from the change in the Applebee’s and yogurt relationships. Our remaining NACO licensing was down 6.0%, with 4.0% coming from the soup category, where the introduction of multiple new products last year drove especially strong results in the prior year period. International licensing revenues increased 7.0% in the first quarter of fiscal 2010 versus the prior year period; however, on a constant currency basis international licensing declined 3.5% versus the prior year period, with the Continental European countries continuing to be impacted by the weak economy partially offset by a continuation of growth in the U.K. licensing business.

Franchise royalties for the first quarter of fiscal 2010 were $2.2 million in the United States and $1.3 million internationally. Total franchise royalties of $3.5 million were 15.3% lower in the first quarter of fiscal 2010 versus the prior year period, or 18.7% lower in constant currency, underperforming compared to the company-owned meeting business.

Expenses and Margins

Cost of revenues was $176.3 million for the first quarter of fiscal 2010, a decrease of $2.1 million, or 1.2%, from $178.4 million for the prior year period. After adjusting the first quarter of fiscal 2009 for the impact of the U.K. self-employment tax ruling, cost of revenues for the first quarter of fiscal 2010 would have decreased 1.8% versus $179.5 million for the prior year period. Gross profit margin was 54.6% in the first quarter of fiscal 2010 as compared to 54.3% in the first quarter of fiscal 2009. The increase was attributable to gross margin expansion in WeightWatchers.com and in the Continental Europe meeting business resulting from an increase in attendance per meeting driven by the ProPoints innovation, along with the positive impact of Monthly Pass on international meeting revenue per attendee. These factors were partially offset by the impact of lower attendance per meeting in NACO and the United Kingdom.

Marketing expenses for the first quarter of fiscal 2010 of $74.5 million were at a comparable level to the first quarter of fiscal 2009, down 0.1%. Excluding the impact of foreign currency, marketing expenses decreased $3.4 million, or 4.6%, in the first quarter of fiscal 2010 versus the prior year period mainly as a result of advertising rate efficiencies and timing of winter production costs. There were no media campaign timing differences impacting the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, as Easter, which precedes the kickoff of our Spring marketing campaign, was in the second quarter in both years. Marketing expenses as a percentage of revenues were relatively flat at 19.2% in the first quarter of fiscal 2010 as compared to 19.1% in the prior year period.

Selling, general and administrative expenses were $45.8 million for the first quarter of fiscal 2010 versus $43.8 million for the first quarter of fiscal 2009, an increase of $2.0 million, or 4.6%, or an increase of 0.4% on a constant currency basis. After adjusting the first quarter of fiscal 2009 to exclude the restructuring charges associated with our previously disclosed cost saving initiatives, selling, general and administrative expenses for the first quarter of fiscal 2010 would have increased $5.1 million, or 12.5%, compared to $40.7 million in the first quarter of fiscal 2009. Selling, general and administrative expenses as a percentage of revenues on a reported and as adjusted basis were 11.8% and 10.4%, respectively. The first quarter of fiscal 2010 was impacted by higher legal fees and bad debt expense associated with one of our European licensees which offset the cost benefits that resulted from our 2009 restructuring and other cost saving efforts.

Our operating income for the first quarter of fiscal 2010 was $91.4 million, a decrease of $2.4 million, or 2.6%, from $93.8 million in the first quarter of fiscal 2009. On a constant currency basis, the first quarter of fiscal 2010 operating income was $89.1 million, a decrease of $4.7 million, or 5.0%, versus the prior year period. On a constant currency basis and after adjusting the first quarter of fiscal 2009 to exclude the restructuring charges associated with our cost saving initiatives and include the impact of the U.K. self-employment tax ruling, operating income for the first quarter of fiscal 2010 was $89.1 million, a decrease of $6.7 million, or 7.0%, versus $95.9 million in the prior year period. Our operating income margin for the first quarter of fiscal 2010 was 23.6%, a decline of 40 basis points versus 24.0% in the first quarter of fiscal 2009. On an adjusted basis our operating income margin declined 90 basis points. This margin compression resulted from higher selling, general and administrative expenses as a percentage of revenues partially offset by gross margin expansion.

Interest expense was $18.7 million for the first quarter of fiscal 2010, an increase of $2.0 million, or 12.0%, from $16.7 million in the first quarter of fiscal 2009 due mainly to higher interest rates resulting from an increase in the average notional value of our interest rate swaps. The average notional value of our interest rate swaps increased from $900.0 million in the first quarter of fiscal 2009 to $1,325.0 million in the first quarter of fiscal 2010, and the resultant effective interest rate increased by 90 basis points from 4.05% in the first quarter of fiscal 2009 to 4.95% in the first quarter of fiscal 2010. During the first quarter of fiscal 2010, we repaid $38.8 million of our debt, and at the end of the first quarter of fiscal 2010, we had $1,414.3 million of debt outstanding as compared to $1,568.9 million outstanding at the end of first quarter of fiscal 2009.

For the first quarter of fiscal 2010, we reported other expense of $0.6 million, as compared to $0.5 million in the first quarter of fiscal 2009. The change resulted primarily from the impact of foreign currency exchange rates on intercompany transactions.

The effective tax rate on our results for the first quarter of fiscal 2010 and fiscal 2009 was 38.9%.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

For the three months ended April 3, 2010, cash and cash equivalents were $51.7 million, an increase of $5.6 million from the end of fiscal 2009. Cash flows provided by operating activities were $64.3 million, exceeding the period’s $44.6 million net income by $19.7 million. Cash flows provided by operating activities included a cash payment of $29.1 million for prior period charges associated with the June 2008 adverse U.K. tax ruling we received regarding the imposition of U.K. VAT on our U.K. meeting fee revenue. See “Item 1. Legal Proceedings–U.K. VAT Matter.” Excluding this one-time payment, cash flows provided by operating activities would have been $93.4 million in the first quarter of fiscal 2010. The excess of cash flows provided by operating activities over net income arose partially from changes in our working capital, as described below, see “– Balance Sheet.” The excess of cash flows provided by operating activities over net income was also a result of differences between book and cash taxes. Net cash used for investing and financing activities combined totaled $56.2 million. Net cash used for investing activities of $3.9 million consisted primarily of capital spending. Net cash used for financing activities totaled $52.3 million and consisted of dividend payments of $13.5 million and long-term debt payments of $38.8 million.

For the three months ended April 4, 2009, cash and cash equivalents were $59.8 million, an increase of $12.5 million from the end of fiscal 2008. Cash flows provided by operating activities were $109.4 million, exceeding the period’s $47.3 million net income by $62.1 million. The excess of cash flows provided by operating activities over net income arose from changes in our working capital and differences between book and cash taxes. Net cash used for investing and financing activities combined totaled $96.9 million. Investing activities utilized $7.1 million, including $6.8 million for capital spending. Net cash used for financing activities totaled $89.8 million, including dividend payments of $13.6 million and net long-term debt payments of $78.6 million.

Balance Sheet

Comparing our balance sheet at April 3, 2010 with our balance sheet at January 2, 2010, our cash balance increased by $5.6 million. Our working capital deficit at April 3, 2010 was $408.5 million, including $51.7 million of cash and cash equivalents, and including $293.8 million current portion of long-term debt, as compared to $336.1 million at January 2, 2010, including $46.1 million of cash and cash equivalents and $215.0 million current portion of long-term debt. Excluding the change in cash and cash equivalents and current portion of long-term debt, the working capital deficit was nearly flat at $166.5 million during the first three months of fiscal 2010.

Fluctuations in working capital included a decrease in the working capital deficit resulting from a decrease of approximately $31.6 million in the U.K. VAT liability ($29.1 million for prior periods as noted above, see “– Sources and Uses of Cash”), offset by $12.0 million of higher income tax liabilities, and $18.8 million related to operational items, mainly deferred revenue associated with our commitment plans.

The current portion of our long-term debt increased by approximately $78.8 million as of April 3, 2010 versus fiscal year end 2009. In connection with the amendment of the WWI Credit Facility on April 8, 2010, the current portion of our long-term debt decreased to $136.3 million at April 8, 2010, a decline of $78.7 million versus fiscal year end 2009.

Long-Term Debt

First Quarter 2010

At April 3, 2010, our credit facilities, which have since been amended (see “ – Loan Extension Modification”), consisted of a term loan facility and a revolving credit facility, or collectively the WWI Credit Facility. The term loan facility consisted of two tranche A loans, or Term A Loan and Additional Term A Loan, and a tranche B loan, or Term B Loan, in an aggregate original principal amount of $1,550.0 million. The revolving credit facility, or the Revolver, consisted of a single tranche, or Revolver I, of up to $500.0 million. At April 3, 2010, we had $1,414.3 million outstanding under the WWI Credit Facility with an additional $355.4 million of availability under the Revolver I.

At April 3, 2010, and January 2, 2010, our debt consisted entirely of variable-rate instruments. Interest rate swaps are entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt was approximately 1.48% and 1.47% per annum at April 3, 2010 and January 2, 2010, respectively.

The following schedule sets forth our long-term debt obligations and interest rates at April 3, 2010:

Long-Term Debt

At April 3, 2010

(Balances in millions)

	Balance	Interest Rate
Revolver I due 2011	$143.0	1.25%
Term A Loan due 2011	227.5	1.31%
Additional Term A Loan due 2013	560.0	1.31%
Term B Loan due 2014	483.8	1.81%

Total Debt	1,414.3
Less Current Portion	293.8

Total Long-Term Debt	$1,120.5

At April 3, 2010, the Term A Loan, Additional Term A Loan and Revolver I bore interest at a rate equal to LIBOR plus 1.0% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreement). At April 3, 2010, the Term B Loan bore interest at a rate equal to LIBOR plus 1.5% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreement). In addition to paying interest on outstanding principal under the WWI Credit Facility, we were required to pay a commitment fee to the lenders under the Revolver I with respect to the unused commitments at a rate equal to 0.2% per annum at April 3, 2010.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. At April 3, 2010, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

The following schedule sets forth our year-by-year debt obligations at April 3, 2010:

Total Debt Obligation

(Including Current Portion)

At April 3, 2010

(in millions)

Remainder of fiscal 2010	$161.3
Fiscal 2011	498.0
Fiscal 2012	229.0
Fiscal 2013	61.0
Fiscal 2014	465.0
Thereafter	—

Total	$1,414.3

Loan Extension Modification

We previously amended the WWI Credit Facility on June 26, 2009 to allow us to make loan modification offers to all lenders of any tranche of term loans or revolving loans to extend the maturity date of such loans and/or reduce or eliminate the scheduled amortization. Any such loan modifications would be effective only with respect to such tranche of term loans or revolving loans and only with respect to those lenders that accept our offer. Loan modification offers may be accompanied by increased pricing and/or fees payable to accepting lenders. This amendment also provides for up to an additional $200.0 million of incremental term loan financing through the creation of a new tranche of term loans, provided that the aggregate principal amount of such new term loans cannot exceed the amount then outstanding under our existing revolving credit facility. In addition, the proceeds from such new tranche of term loans must be used solely to repay certain outstanding revolving loans and permanently reduce the commitments of certain revolving lenders. In connection with this amendment, we incurred fees of approximately $4.1 million during fiscal 2009.

After the end of our first fiscal quarter of fiscal 2010, on April 8, 2010, we amended the WWI Credit Facility pursuant to a loan modification offer to all lenders of all tranches of term loans and revolving loans to, among other things, extend the maturity date of such loans. In connection with this amendment, certain lenders converted a total of $454.5 million of their outstanding term loans under the Term A Loan ($151.8 million) and Additional Term A Loan ($302.7 million) into term loans under a new tranche C loan due 2015 (or 2013, upon the occurrence of certain events described in the WWI Credit Facility agreement), or Term C Loan, and a total of $241.9 million of their outstanding term loans under the Term B Loan into term loans under a new tranche D loan due 2016, or Term D Loan. In addition, certain lenders converted a total of $332.6 million of their outstanding Revolver I commitments into commitments under a new tranche of the Revolver, or Revolver II, terminating in 2014 (or in 2013, upon the occurrence of certain events described in the WWI Credit Facility agreement), including a proportionate amount of their outstanding Revolver I loans into Revolver II loans. Following these conversions of a total of $1,029.0 million of loans and commitments, at April 8, 2010, we had the same amount of debt outstanding under the WWI Credit Facility and amount of availability under the Revolver as we had immediately prior to such conversions. At April 8, 2010, the Term C Loan and Term D Loan bore interest at a rate equal to LIBOR plus 2.25% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreement). At April 8, 2010, the Revolver II bore interest at a rate equal to LIBOR plus 2.50% per annum or, at our option, the alternate base rate (as defined in the WWI Credit Facility agreement). In addition to paying interest on outstanding principal under the WWI Credit Facility, we are required to pay a commitment fee to the lenders under the Revolver II with respect to the unused commitments at a rate equal to 0.50% per annum as of April 8, 2010. In connection, with this loan modification offer, we incurred fees of approximately $11.5 million during the second quarter of fiscal 2010.

The following schedules set forth our long-term debt obligations and interest rates and our year-by-year debt obligations at April 8, 2010:

Long-Term Debt			Total Debt Obligation
At April 8, 2010			(Including Current Portion)
(Balances in millions)			At April 8, 2010
			(in millions)

	Balance	Interest Rate
Revolver I due 2011	$51.9	1.40%	Remainder of fiscal 2010	$80.2
Revolver II due 2014	103.1	2.90%	Fiscal 2011	218.2
Term A Loan due 2011	75.7	1.31%	Fiscal 2012	130.6
Additional Term A Loan due 2013	257.3	1.31%	Fiscal 2013	53.4
Term B Loan due 2014	241.9	1.81%	Fiscal 2014	360.8
Term C Loan due 2015	454.5	2.56%	Thereafter	583.1

Term D Loan due 2016	241.9	2.56%	Total	$1,426.3

Total Debt	1,426.3
Less Current Portion	136.3

Total Long-Term Debt	$1,290.0

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

On March 30, 2010, Standard & Poor’s affirmed its “BB+” rating on the WWI Credit Facility. On April 15, 2010, Moody’s affirmed its “Ba1” rating for the WWI Credit Facility.

Dividends

We have issued a quarterly cash dividend of $0.175 per share of our common stock every quarter beginning with the first quarter of fiscal 2006. Prior to these dividends, we had not declared or paid any cash dividends on our common stock since our acquisition by Artal Group S.A. and its parents and subsidiaries in 1999.

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

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends so long as we are not in default under the WWI Credit Facility agreement. However, payment of extraordinary dividends shall not exceed $150.0 million in any fiscal year if net debt to EBITDA (as defined in the WWI Credit Facility agreement) is greater than 3.75:1 and an investment grade rating date (as defined in the WWI Credit Facility agreement) has not occurred. We do not expect this restriction to impair our ability to pay dividends, but it could do so.

Stock Transactions

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding $250.0 million to this program. No shares will be purchased from Artal Holdings Sp. z.o.o. and its parents and subsidiaries under the program. We repurchased no shares of our common stock during the three months ended April 3, 2010.

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

The market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2009 have not materially changed from January 2, 2010.

Based on the amount of our variable rate debt and interest swap agreements as of April 3, 2010, a hypothetical 50 basis point increase or decrease in interest rates on our variable debt would increase or decrease our annual interest expense by approximately $0.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

U.K. VAT Matter

In June 2008, the U.K. Court of Appeal issued a ruling that from April 1, 2005 Weight Watchers meeting fees in the United Kingdom were fully subject to 17.5% standard rated VAT, thus reversing in its entirety an earlier 2007 decision of the U.K. VAT and Duties Tribunal, or the VAT Tribunal, in our favor. For over a decade prior to April 1, 2005, Her Majesty’s Revenue and Customs, or HMRC, had determined that Weight Watchers meeting fees in the United Kingdom were only partially subject to 17.5% VAT. In light of the Court of Appeal’s ruling and in accordance with accounting guidance for contingencies, we recorded a charge of approximately $32.5 million as an offset to revenue in the second quarter of fiscal 2008 for U.K. VAT liability (including interest) in excess of reserves previously recorded. Beginning in the third quarter of fiscal 2008, in accordance with accounting guidance for contingencies, we have recorded as an offset to revenue VAT charges associated with U.K. meeting fees as earned, consistent with the Court of Appeal’s ruling.

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

We intend to vigorously challenge any amount of U.K. VAT that HMRC claims to be owed by us for any period between October 1, 2005 and September 30, 2006. Accordingly, we filed notices of appeal with the VAT Tribunal against the U.K. VAT assessments issued for the periods October 1, 2005 to December 31, 2005, January 1, 2006 to March 31, 2006, April 1, 2006 to June 30, 2006, and July 1, 2006 to September 30, 2006 in March 2009, April 2009, July 2009 and October 2009, respectively. These appeals have been consolidated and will be heard together at the U.K. First Tier Tribunal (Tax Chamber), or U.K. First Tier Tribunal, in May 2010.

U.K. Self-Employment Matter

In July 2007, HMRC issued to us notices of determination and decisions that, for the period April 2001 to April 2007, our leaders and certain other service providers in the United Kingdom should have been classified as employees for tax purposes and, as such, we should have withheld tax from the leaders and certain other service providers pursuant to the “Pay As You Earn,” or PAYE, and national insurance contributions, or NIC, collection rules and remitted such amounts to HMRC. HMRC also issued a claim to us in October 2008 in respect of NIC which corresponds to the prior notices of assessment with respect to PAYE previously raised by HMRC.

In September 2007, we appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us and, in July 2008, filed this appeal with the U.K. First Tier Tribunal. Our appeal was heard by the U.K. First Tier Tribunal in June 2009 and October 2009. In February 2010, the U.K. First Tier Tribunal issued a ruling that our U.K. leaders should have been classified as employees for U.K. tax purposes and, as such, we should have withheld tax from our leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for us.

Although we sought permission in March 2010 to appeal this adverse ruling and are awaiting a response, in light of this adverse ruling and in accordance with accounting guidance for contingencies, we recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest, and, as we did in the first quarter of fiscal 2010, we intend to record a reserve for U.K. withholding taxes with respect to our U.K. leaders consistent with this ruling on a quarterly basis. Accordingly, the aggregate reserve for the period from April 2001 through the end of the first quarter of fiscal 2010 is approximately $36.7 million.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: May 13, 2010	By:	/s/ David P. Kirchhoff
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2010	By:	/s/ Ann M. Sardini
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