Form 10-Q
period 2010-07-03
WEIGHT WATCHERS INTERNATIONAL INC
filed 2010-08-12
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

The number of shares of common stock outstanding as of July 31, 2010 was 75,382,582.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	July 3, 2010	January 2, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,562	$46,137
Receivables, net	37,934	39,622
Inventories, net	23,955	32,488
Prepaid income taxes	26,869	28,375
Deferred income taxes	20,749	18,242
Prepaid expenses and other current assets	27,467	35,087

TOTAL CURRENT ASSETS	202,536	199,951

Property and equipment, net	31,565	36,038
Franchise rights acquired	756,183	758,617
Goodwill	51,351	51,373
Trademarks and other intangible assets, net	29,453	31,633
Deferred financing costs and other noncurrent assets	18,968	9,897

TOTAL ASSETS	$1,090,056	$1,087,509

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$222,790	$215,000
Accounts payable	23,512	28,371
Dividend payable	13,541	13,786
Derivative payable	48,582	40,947
U.K. VAT liability	1,999	33,568
U.K. Self-employment liability	37,722	36,660
Accrued liabilities	108,260	99,078
Income taxes payable	11,395	176
Deferred revenue	79,169	68,469

TOTAL CURRENT LIABILITIES	546,970	536,055

Long-term debt	1,183,929	1,238,000
Deferred income taxes	40,037	34,624
Other	12,659	12,100

TOTAL LIABILITIES	1,783,595	1,820,779

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	0	0
Treasury stock, at cost, 36,038 shares at July 3, 2010 and 34,947 shares at January 2, 2010	(1,714,751)	(1,684,343)
Retained earnings	1,032,581	955,514
Accumulated other comprehensive loss	(16,270)	(7,683)

TOTAL WEIGHT WATCHERS INTERNATIONAL, INC. DEFICIT	(698,440)	(736,512)
Noncontrolling interest	4,901	3,242

TOTAL DEFICIT	(693,539)	(733,270)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,090,056	$1,087,509

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Meeting fees, net	$214,233	$216,010	$432,451	$441,943
Product sales and other, net	101,915	106,268	216,428	222,500
Internet revenues	60,594	50,248	115,859	98,661

Revenues, net	376,742	372,526	764,738	763,104

Cost of meetings, products and other	155,347	156,358	322,121	325,245
Cost of Internet revenues	9,724	8,699	19,265	18,217

Cost of revenues	165,071	165,057	341,386	343,462

Gross profit	211,671	207,469	423,352	419,642

Marketing expenses	56,693	53,179	131,156	127,738
Selling, general and administrative expenses	42,820	42,950	88,614	86,719

Operating income	112,158	111,340	203,582	205,185

Interest expense	19,583	16,957	38,288	33,698
Other expense (income), net	1,017	(479)	1,636	25

Income before income taxes	91,558	94,862	163,658	171,462

Provision for income taxes	35,615	36,901	63,632	66,696

Net income	55,943	57,961	100,026	104,766
Net loss attributable to the noncontrolling interest	363	801	854	1,302

Net income attributable to Weight Watchers International, Inc.	$56,306	$58,762	$100,880	$106,068

Earnings per share attributable to Weight Watchers International, Inc.
Basic	$0.73	$0.76	$1.31	$1.38

Diluted	$0.73	$0.76	$1.31	$1.38

Weighted average common shares outstanding
Basic	76,751	77,000	76,902	76,989

Diluted	76,907	77,094	77,072	77,075

Dividends declared per common share	$0.18	$0.18	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	July 3, 2010	July 4, 2009
Cash provided by operating activities	$144,398	$162,209

Investing activities:
Capital expenditures	(3,385)	(6,590)
Capitalized software expenditures	(5,938)	(6,820)
Other items, net	(18)	(230)

Cash used for investing activities	(9,341)	(13,640)

Financing activities:
Payments of long-term debt	(46,280)	(117,250)
Payment of dividends	(27,082)	(27,116)
Payments to acquire treasury stock	(28,305)	0
Deferred financing costs	(11,378)	(4,043)
Investment and advances from noncontrolling interest	2,512	2,631
Proceeds from stock options exercised	39	18

Cash used for financing activities	(110,494)	(145,760)

Effect of exchange rate changes on cash/cash equivalents and other	(5,138)	3,085

Net increase in cash and cash equivalents	19,425	5,894
Cash and cash equivalents, beginning of period	46,137	47,322

Cash and cash equivalents, end of period	$65,562	$53,216

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

2.	Summary of Significant Accounting Policies

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance revising certain disclosure requirements concerning fair value measurements. The guidance requires an entity to disclose separately significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and to disclose the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3, on a gross basis rather than a net basis. These new disclosure requirements were effective for the Company beginning with its first fiscal quarter of 2010, except for the additional disclosure of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The Company did not have any such transfers into and out of Levels 1 and 2 during the six months ended July 3, 2010. The Company is currently evaluating the full impact of this guidance, but does not expect it to have a material impact on the disclosures in its consolidated financial statements in future filings.

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

Reclassification:

Certain prior year amounts have been reclassified to conform to the current period presentation.

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

For the six months ended July 3, 2010, the change in goodwill is due to foreign currency fluctuations. The Company’s goodwill by reportable segment at July 3, 2010 was $25,151 related to its WWI segment and $26,200 related to its WW.com segment. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the six months ended July 3, 2010, the change in franchise rights acquired is due to foreign currency fluctuations.

Aggregate amortization expense for the finite-lived intangible assets was recorded in the amounts of $3,277 and $7,017 for the three and six months ended July 3, 2010, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $3,383 and $6,461 for the three and six months ended July 4, 2009, respectively.

The carrying amount of finite-lived intangible assets as of July 3, 2010 and January 2, 2010 was as follows:

	July 3, 2010		January 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$48,065	$29,947	$44,486	$25,396
Trademarks	9,699	8,776	9,602	8,593
Website development costs	31,654	21,607	29,878	19,266
Other	7,017	6,652	5,741	4,819

	$96,435	$66,982	$89,707	$58,074

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2010	$6,893
Fiscal 2011	$12,108
Fiscal 2012	$6,328
Fiscal 2013	$2,952
Fiscal 2014	$1,083

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	July 3, 2010		January 2, 2010
	Balance	Effective Interest Rate	Balance	Effective Interest Rate
Revolver I due 2011	$52,883	1.31%	$128,000	1.43%
Revolver II due 2014	105,117	2.86%	—	—
Term A Loan due 2011	69,900	1.32%	245,000	1.40%
Additional Term A Loan due 2013	241,215	1.32%	595,000	1.92%
Term B Loan due 2014	241,250	1.82%	485,000	2.12%
Term C Loan due 2015	454,479	2.57%	—	—
Term D Loan due 2016	241,875	2.57%	—	—

Total Debt	1,406,719		1,453,000
Less Current Portion	222,790		215,000

Total Long-Term Debt	$1,183,929		$1,238,000

The Company’s credit facilities consist of a term loan facility and a revolving credit facility (collectively, the “WWI Credit Facility”). The term loan facility consists of two tranche A loans (“Term A Loan” and “Additional Term A Loan”), a tranche B loan (“Term B Loan”), a tranche C loan (“Term C Loan”), and a tranche D loan (“Term D Loan”), in an aggregate original principal amount of $1,550,000. The revolving credit facility (the “Revolver”) consists of two tranches (“Revolver I” and “Revolver II”) of up to $500,000 in the aggregate. At July 3, 2010, the Company had $158,000 outstanding under the WWI Credit Facility with an additional $340,448 of availability under the Revolver.

At July 3, 2010, the Term A Loan, Additional Term A Loan and Revolver I bore interest at a rate equal to LIBOR plus 1.00% per annum; the Term B Loan bore interest at a rate equal to LIBOR plus 1.50% per annum; the Term C Loan and Term D Loan bore interest at a rate equal to LIBOR plus 2.25% per annum; and the Revolver II bore interest at a rate equal to LIBOR plus 2.50% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, at July 3, 2010, the Company was required to pay a commitment fee to the lenders under the Revolver I and Revolver II with respect to the unused commitments at a rate equal to 0.20% per annum and 0.50% per annum, respectively.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At July 3, 2010, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

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

On April 8, 2010, the Company amended the WWI Credit Facility pursuant to a loan modification offer to all lenders of all tranches of term loans and revolving loans to, among other things, extend the maturity date of such loans. In connection with this amendment, certain lenders converted a total of $454,480 of their outstanding term loans under the Term A Loan ($151,775) and Additional Term A Loan ($302,705) into term loans under the new Term C Loan which matures on June 30, 2015 (or 2013, upon the occurrence of certain events described in the WWI Credit Facility agreement), and a total of $241,875 of their outstanding term loans under the Term B Loan into term loans under the new Term D Loan which matures on June 30, 2016. In addition, certain lenders converted a total of $332,647 of their outstanding Revolver I commitments into commitments under the new Revolver II which terminates on June 30, 2014 (or 2013, upon the occurrence of certain events described in the WWI Credit Facility agreement), including a proportionate amount of their outstanding Revolver I loans into Revolver II loans. Following these conversions of a total of $1,029,002 of loans and commitments, at April 8, 2010, the Company had the same amount of debt outstanding under the WWI Credit Facility and amount of availability under the Revolver as it had immediately prior to such conversions. In connection, with this loan modification offer, the Company incurred fees of approximately $11,500 during the second quarter of fiscal 2010.

6.	Treasury Stock

On October 9, 2003, the Company, at the direction of its Board of Directors, authorized and announced a program to repurchase up to $250,000 of the Company’s outstanding common stock. On each of June 13, 2005 and May 25, 2006, the Company, at the direction of its Board of Directors, authorized and announced adding $250,000 to the program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z.o.o. and its parents and subsidiaries under the program. The repurchase program currently has no expiration date.

During the six months ended July 3, 2010 the Company purchased 1,140 shares of its common stock in the open market under the repurchase program for a total cost of $30,598. During the six months ended July 4, 2009 the Company did not purchase any shares of its common stock.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Numerator:
Net income attributable to Weight Watchers International, Inc.	$56,306	$58,762	$100,880	$106,068

Denominator:
Weighted average shares of common stock outstanding	76,751	77,000	76,902	76,989
Effect of dilutive common stock equivalents	156	94	170	86

Weighted average diluted common shares outstanding	76,907	77,094	77,072	77,075

EPS attributable to Weight Watchers International, Inc.:
Basic	$0.73	$0.76	$1.31	$1.38
Diluted	$0.73	$0.76	$1.31	$1.38

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 2,289 and 2,520 for the three months ended July 3, 2010 and July 4, 2009, respectively, and 2,157 and 2,365 for the six months ended July 3, 2010 and July 4, 2009, respectively.

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

The effective tax rate for the three and six months ended July 3, 2010 and July 4, 2009 was 38.9%. For the three and six months ended July 3, 2010 and July 4, 2009, the primary differences between the U.S. federal statutory rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower statutory rates in certain foreign jurisdictions.

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

The Company intends to vigorously challenge any amount of U.K. VAT that HMRC claims to be owed by the Company for any period between October 1, 2005 and September 30, 2006. Accordingly, the Company filed notices of appeal with the VAT Tribunal against the U.K. VAT assessments issued for the periods October 1, 2005 to December 31, 2005, January 1, 2006 to March 31, 2006, April 1, 2006 to June 30, 2006, and July 1, 2006 to September 30, 2006 in March 2009, April 2009, July 2009 and October 2009, respectively. These appeals were consolidated and heard together at the U.K. First Tier Tribunal (Tax Chamber) (the “U.K. First Tier Tribunal”) in May 2010. The Company is currently awaiting the U.K. First Tier Tribunal’s decision.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Although the Company is appealing this adverse ruling, in light of this adverse ruling and in accordance with accounting guidance for contingencies, the Company recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest, and, as it did beginning in the first quarter of fiscal 2010, the Company intends to record a reserve for U.K. withholding taxes with respect to its U.K. leaders consistent with this ruling on a quarterly basis. Accordingly, the aggregate reserve for the period from April 2001 through the end of the second quarter of fiscal 2010 is approximately $37,722.

Sabatino v. Weight Watchers North America, Inc.

In September 2009, a lawsuit was filed in the Superior Court of California by one of the Company’s former leaders alleging violations of certain California wage and hour laws on behalf of herself, and, if approved by the Court, other leaders and those employees who have performed the location coordinator function in California since September 17, 2005. In this matter, the plaintiff is seeking unpaid wages and certain other damages. In October 2009, the Company answered the complaint and removed the case to the U.S. District Court for the Northern District of California. In July 2010, the plaintiff filed an amended complaint adding two additional named plaintiffs for this matter.

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

Hanson-Kelly & Jackson v. Weight Watchers North America, Inc. and Weight Watchers International, Inc.

In January 2010, a lawsuit was filed in the U.S. District Court for the Middle District of North Carolina by two leaders alleging violations of certain federal and North Carolina wage and hour laws on behalf of themselves, and, if approved by the Court, other leaders and receptionists in North Carolina since January 25, 2007. In this matter, the plaintiffs are seeking unpaid wages and certain other damages. In April 2010, the Company filed a Motion to Dismiss the claim for unpaid wages under the North Carolina wage and hour laws.

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

The fair value of the Company’s interest rate swaps is reported in the derivative payable and prepaid expenses balances on the Company’s balance sheet. See Note 12 for a further discussion regarding the fair value of the Company’s interest rate swaps. The net effect of the interest payable and receivable under the Company’s interest rate swaps is included in interest expense on the Company’s statement of income.

As of July 3, 2010, the Company had interest rate swaps with notional amounts totaling $1,217,500. As of July 4, 2009, the Company had an interest rate swap with a notional amount of $900,000 and a forward-starting swap with an initial notional amount of $425,000. The effective date of the forward-starting swap was January 4, 2010.

The Company is hedging forecasted transactions for periods not exceeding the next five years. At July 3, 2010, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income/(loss) will be reclassified to the Company’s statement of income within the next twelve months.

As of July 3, 2010, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive income/(loss) in the amount of $29,379 ($48,162 before taxes). As of July 4, 2009, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amount of $26,670 ($43,724 before taxes). For the three and six months ended July 3, 2010 and July 4, 2009, there were no fair value adjustments recorded in the Company’s statement of income since all hedges were considered qualifying and effective.

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter. As of July 3, 2010, the fair value of the Company’s long-term debt was approximately $1,382,670.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at July 3, 2010	$—	$—	$—	$—
Interest rate swap asset at January 2, 2010	$1,692	$—	$1,692	$—
Interest rate swap liability at July 3, 2010	$48,582	$—	$48,582	$—
Interest rate swap liability at January 2, 2010	$40,947	$—	$40,947	$—

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.	Comprehensive Income

Comprehensive income includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net income	$55,943	$57,961	$100,026	$104,766
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	4,634	2,069	2,944	978
Current period changes in fair value of derivatives, net of tax	5,230	6,560	5,643	10,655

Total other comprehensive income/(loss)	9,864	8,629	8,587	11,633

Comprehensive income	65,807	66,590	108,613	116,399
Comprehensive loss attributable to the noncontrolling interest	363	801	854	1,302

Comprehensive income attributable to Weight Watchers International, Inc.	$66,170	$67,391	$109,467	$117,701

14.	Segment Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable segments is as follows:

	Three Months Ended July 3, 2010
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$315,622	$61,120	$—	$376,742
Intercompany revenue	5,821	—	(5,821)	—

Total revenue	$321,443	$61,120	$(5,821)	$376,742

Depreciation and amortization	$6,415	$1,812	$—	$8,227

Operating income	$92,333	$19,825	$—	112,158

Interest expense				19,583
Other income, net				1,017
Provision for income taxes				35,615

Net income				$55,943

Total assets	$1,157,841	$235,007	$(302,792)	$1,090,056

	Three Months Ended July 4, 2009
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$321,796	$50,730	$—	$372,526
Intercompany revenue	4,781	—	(4,781)	—

Total revenue	$326,577	$50,730	$(4,781)	$372,526

Depreciation and amortization	$5,885	$1,368	$—	$7,253

Operating income	$95,587	$15,753	$—	111,340

Interest expense				16,957
Other expense, net				(479)
Provision for income taxes				36,901

Net income				$57,961

Total assets	$1,212,349	$170,367	$(297,156)	$1,085,560

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended July 3, 2010
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$647,727	$117,011	$—	$764,738
Intercompany revenue	11,073	—	(11,073)	—

Total revenue	$658,800	$117,011	$(11,073)	$764,738

Depreciation and amortization	$14,186	$2,962	$—	$17,148

Operating income	$169,560	$34,022	$—	203,582

Interest expense				38,288
Other income, net				1,636
Provision for income taxes				63,632

Net income				$100,026

Total assets	$1,157,841	$235,007	$(302,792)	$1,090,056

	Six Months Ended July 4, 2009
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$663,223	$99,881	$—	$763,104
Intercompany revenue	9,362	—	(9,362)	—

Total revenue	$672,585	$99,881	$(9,362)	$763,104

Depreciation and amortization	$11,438	$2,594	$—	$14,032

Operating income	$179,177	$26,008	$—	205,185

Interest expense				33,698
Other expense, net				25
Provision for income taxes				66,696

Net income				$104,766

Total assets	$1,212,349	$170,367	$(297,156)	$1,085,560

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

Our fiscal year ends on the Saturday closest to December 31 st and consists of either 52- or 53-week periods. In this Quarterly Report on Form 10-Q:

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

The following terms used in this Quarterly Report on Form 10-Q are our trademarks: Weight Watchers®, WeightWatchers.com® and ProPoints®.

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Cost of revenues, gross profit and gross margin, operating income and operating income margin, including components thereof, are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis), and, with respect to the second quarter and first six months of fiscal 2009, as adjusted (on a non-GAAP basis) to include the impact of the previously reported adverse U.K. tax ruling relating to the self-employment status of the Company’s U.K. leaders and to exclude the impact of restructuring charges associated with our previously disclosed cost savings initiatives. We generally refer to such non-GAAP financial measures as “excluding” or “adjusting for” the impact of this ruling and/or these restructuring charges. Our management believes these non-GAAP financial measures provide useful supplemental information to management and investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful for management and investors in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly titled measures reported by other companies.

USE OF CONSTANT CURRENCY

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a constant currency basis in addition to reported results helps improve our management’s and investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this Quarterly Report on Form 10-Q, we calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as “on a constant currency basis” or “excluding” or “adjusting for” the impact of foreign currency. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies.

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2009. Our critical accounting policies have not changed since the end of fiscal 2009.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 3, 2010 COMPARED TO THE THREE MONTHS ENDED JULY 4, 2009

Fiscal 2010 second quarter revenues were $376.7 million, an increase of $4.2 million, or 1.1%, as compared to the prior year period. Net income attributable to the Company for fiscal 2010 second quarter was $56.3 million, a decrease of $2.5 million, or 4.2%, from $58.8 million for the prior year period.

The table below shows our consolidated statements of income for the three months ended July 3, 2010 versus the three months ended July 4, 2009 on both a reported and an as adjusted basis. Results for the three months ended July 4, 2009 are adjusted to include expenses associated with the impact of the previously disclosed adverse U.K. self-employment tax ruling and to exclude the restructuring charges associated with our previously disclosed cost savings initiatives. See “Non-GAAP Financial Measures” above.

Statements of Income as Reported and Adjusted

	(In Millions, except per share amounts)
	For the Three Months Ended
	July 3, 2010	July 4, 2009	Increase/ (Decrease)	% Change
Revenues, net	$376.7	$372.5	$4.2	1.1%

Cost of revenues (as adjusted)(1)	165.0	166.1	(1.1)	(0.7%	)
U.K. self-employment tax ruling(1)	—	(1.1)	1.1	100.0%

Cost of revenues	165.0	165.0	0.0	0.0%

Gross Profit	211.7	207.5	4.2	2.0%

Gross Margin %	56.2%	55.7%

Marketing expenses	56.7	53.2	3.5	6.6%

Selling, general & administrative expenses (as adjusted)(1)	42.8	41.0	1.8	4.4%
Impact of restructuring (1)	—	2.0	(2.0)	(100.0%	)

Selling, general & administrative expenses	42.8	43.0	(0.2)	(0.5%	)

Operating income	112.2	111.3	0.9	0.7%
Operating Income Margin %	29.8%	29.9%

Interest expense	19.6	16.9	2.7	16.0%
Other expense (income), net	1.1	(0.5)	1.6	(100.0%	)

Income before income taxes	91.5	94.9	(3.4)	(3.6%	)

Provision for income taxes	35.6	36.9	(1.3)	(3.5%	)

Net income	55.9	58.0	(2.1)	(3.6%	)
Net loss attributable to the noncontrolling interest	0.4	0.8	(0.4)	(50.0%	)

Net income attributable to the Company	$56.3	$58.8	$(2.5)	(4.2%	)

Weighted average diluted shares outstanding	76.9	77.1

Diluted EPS	$0.73	$0.76	$(0.03)	3.9%

Note: Totals may not sum due to rounding.

(1)	With respect to the above table, “as adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of income for the three months ended July 4, 2009 to include $1.1 million in the cost of revenues for the impact of the U.K. self-employment tax ruling attributable to that quarter, and to exclude from selling, general and administrative expenses the impact of a $2.0 million restructuring charge recorded in that period. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

As previously reported, in February 2010, the Company received an adverse U.K. self-employment tax ruling related to the self-employment status of its U.K. leaders which resulted in a charge to the fourth quarter of fiscal 2009 for fiscal 2009 and prior years. In addition, this ruling resulted in a current period charge in the second quarter of fiscal 2010 in the amount of $1.1 million. Our cost of revenues remained flat at $165.0 million for the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009. After adjusting the second quarter of fiscal 2009 for the portion of the U.K. self-employment tax ruling charge attributable to that quarter, as shown in the table above, our cost of revenues in the second quarter of fiscal 2010 would have declined by $1.1 million, or 0.7%, versus the prior year period.

The Company also recorded $2.0 million of restructuring charges in the second quarter of fiscal 2009 associated with the previously announced cost savings initiatives. Selling, general and administrative expenses were $0.2 million, or 0.5%, lower in the second quarter of fiscal 2010 versus the second quarter of fiscal 2009. Excluding the restructuring charges in the second quarter of fiscal 2009, selling, general and administrative expenses would have been $1.8 million, or 4.4%, higher in the second quarter of fiscal 2010 than in the second quarter of fiscal 2009.

The following summary table sets forth the reconciliation of selected financial data for the three months ended July 4, 2009 on a comparable basis, after the two adjustments as noted and discussed above are reflected:

	Revenues, net	Gross Profit	Gross Margin %	Operating Income	Operating Income Margin %	Net Income Attributable to Company	Diluted EPS
Second quarter of fiscal 2009	$372.5	$207.5	55.7%	$111.3	29.9%	$58.8	$0.76

Adjustments to Reported Amounts
Restructuring Costs	—	—		2.0		1.2	0.02
U.K. Self-Employment Tax Ruling	—	(1.1)		(1.1)		(0.7)	(0.01)

Total Adjustments	—	(1.1)		0.9		0.5	0.01

Second quarter of fiscal 2009, as adjusted(1)	$372.5	$206.4	55.4%	$112.3	30.1%	$59.2	$0.77

Note: Totals may not sum due to rounding.

(1)	With respect to the above table, “as adjusted” is a non-GAAP financial measure that adjusts certain selected financial data for the three months ended July 4, 2009. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Net income attributable to the Company for the second quarter of fiscal 2010 of $56.3 million, which declined by $2.5 million, or 4.2%, from $58.8 million in the prior year period, would have declined by $2.9 million, or 5.0%, as compared to the adjusted second quarter of fiscal 2009 net income of $59.2 million. Diluted earnings per share of $0.73 for the second quarter of fiscal 2010 declined by $0.03, or 3.9%, as compared to $0.76 for the second quarter of fiscal 2009. After adjusting the second quarter of fiscal 2009 for the restructuring charges, which increased earnings per share by $0.02, and for the U.K. self-employment tax ruling, which decreased earnings per share by $0.01, diluted earnings per share for the second quarter of fiscal 2009 would have been $0.77. Comparing second quarter fiscal 2010 earnings per share to the adjusted 2009 level would have resulted in a decline of $0.04, or 5.2%. Higher interest expense accounted for $0.02 of the decline in earnings per share in the second quarter of 2010 versus the prior year period.

Components of Revenue and Volumes

For the second quarter of fiscal 2010, net revenues of $376.7 million increased by 1.1% compared to $372.5 million in the comparable period of fiscal 2009. The second quarter of fiscal 2010 revenues included an unfavorable impact from foreign currency exchange rates, which decreased our revenues by $2.5 million, or 0.7%. Excluding this impact, revenues would have increased by 1.8% versus the prior year period. Strong performance in our WeightWatchers.com business, where revenues increased by 20.6% in the second quarter 2010, was the key driver. In the meeting business, revenues declined in total by 1.6%, with increased revenues in our Continental Europe business offset by weaker than prior year performance in the United Kingdom and a slight decline in NACO.

For the second quarter of fiscal 2010, global meeting fees were $214.2 million, a decrease of $1.8 million, or 0.8%, from the prior year period. On a constant currency basis, fiscal 2010 second quarter global meeting fees were slightly behind the prior year period with a decline of $0.4 million, or 0.2%. Global meeting paid weeks of 23.3 million were 0.2 million, or 0.8%, above 23.1 million in the prior year period. Growth in meeting paid weeks internationally was partially offset by a decline in NACO. Paid week volume trends improved in the second quarter 2010 as compared to the decline of 4.2% experienced in the first quarter 2010 versus the first quarter of 2009. Global attendance in the second quarter of fiscal 2010 declined by 4.4% versus the second quarter of fiscal 2009, a marked improvement from the 12.0% decline that we experienced in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. This improvement in the attendance trend was driven primarily by better performance in NACO. Global meeting fees per paid week decreased by 1.6% in second quarter fiscal 2010 versus the prior year period, and on a constant currency basis were down 1.0%. The slight decline was mainly as a result of promotional activity and globally higher penetration of Monthly Pass, our value priced recurring payment plan model.

In NACO, meeting fees for the second quarter of fiscal 2010 were $143.5 million, a 1.1% or $1.5 million decrease from $145.0 million for the second quarter of fiscal 2009, driven by a 1.8% decline in paid weeks. Paid weeks declined from 14.6 million in the second quarter of fiscal 2009 to 14.4 million in the second quarter of fiscal 2010. Attendance volume decreased 0.4 million, or 4.9%, from 8.5 million in the second quarter of fiscal 2009 to 8.1 million in the second quarter of fiscal 2010. Volume trends in NACO improved in the second quarter with the launch of the spring marketing campaign featuring Jennifer Hudson at the beginning of the quarter. Prior to that, in the first fiscal quarter of 2010, NACO had experienced paid week declines of 8% and attendance declines of 16% as compared to the first fiscal quarter of 2009. Second quarter fiscal 2010 meeting fees per paid week were up marginally 0.8%, or 0.1% on a constant currency basis versus the prior year period.

Our international meeting fees were $70.7 million for the second quarter of fiscal 2010, a decrease of $0.2 million, or 0.3%. On a constant currency basis, international meeting fees increased $2.1 million, or 3.0%, as compared to the prior year period driven by a 5.3% increase in meeting paid weeks. Paid weeks volume growth was driven by Continental Europe, on the strength of its recent program innovation, and by higher penetration of Monthly Pass in many of our international countries. International meeting fees per paid week in the second quarter of fiscal 2010 declined 5.4%, or 2.2% on a constant currency basis, versus the prior year period. Higher penetration of Monthly Pass, our value priced recurring payment plan model, and increased promotional activity were the main drivers of this decline. International meeting attendance declined by 3.7% in the second quarter as compared to the prior year quarter, with the United Kingdom’s decline, offsetting an increase in Continental Europe.

Global in-meeting product sales for the second quarter of fiscal 2010 were $68.2 million, a decrease of $1.6 million, or 2.3%, from $69.8 million in the second quarter of fiscal 2009. Global in-meeting product sales per attendee increased 2.2% in the second quarter of fiscal 2010 versus the prior year period, and increased 3.6% on a constant currency basis driven by NACO. NACO’s in-meeting product sales per attendee increased 9.9% versus the prior year period. NACO’s total in-meeting product sales rose 4.6% in the second quarter, to $36.8 million, despite 4.9% lower attendances in the quarter versus the prior year period. New consumable product launches along with an effective promotional campaign drove increased product sales penetration in NACO. International in-meeting product sales per attendee decreased in the second quarter of fiscal 2010 by 5.8% versus the prior year period, or 2.1% on a constant currency basis. International in-meeting product sales in total were $31.4 million in the second quarter of fiscal 2010, a decrease of 9.3%, or 5.7% on a constant currency basis, versus the prior year period.

Internet revenues, which include subscription revenues from sales of Weight Watchers Online and Weight Watchers eTools as well as Internet advertising revenues, grew $10.3 million, or 20.6%, to $60.6 million for the second quarter of fiscal 2010 from $50.2 million for the second quarter of fiscal 2009. Our investment in WeightWatchers.com global marketing was 24.7% higher in this year’s second quarter versus the prior year period. As part of our increased investment in WeightWatchers.com marketing, we launched a new campaign in North America, and we integrated marketing activities with the meeting business in some of our international countries, which proved to be growth drivers. Second quarter fiscal 2010 online sign-ups grew 41.1% versus the prior year period, and end-of-period active Online subscribers increased 25.8%, from 843,000 at July 4, 2009 to 1,061,000 at July 3, 2010.

Other revenues, comprised primarily of licensing revenues and revenues from our publications, were $30.5 million for the second quarter of fiscal 2010, a decrease versus the second quarter of fiscal 2009 of $2.4 million, or 7.3% and 6.6% on a constant currency basis. Our global licensing revenues of $15.0 million in the quarter continued to be negatively impacted by changes in consumer discretionary spending habits. In the second quarter 2010, licensing revenues declined $1.2 million or 7.2%, and 5.9% on a constant currency basis, versus the prior year period. The termination of one license in NACO accounted for 35% of the global decline in constant currency. Excluding the terminated license, NACO licensing revenues which declined 5.1% in total in the second quarter were up marginally, 0.2%. International licensing revenues, which continue to be especially impacted by the weak economy, decreased 9.4% in the second quarter of fiscal 2010 versus the prior year period, a decrease of 6.8% on a constant currency basis.

Franchise royalties for the second quarter of fiscal 2010 were $2.1 million in the United States and $1.1 million internationally. Total franchise royalties of $3.2 million were 9.4% lower in the second quarter of fiscal 2010 versus the prior year period, and 9.6% lower on a constant currency basis, underperforming compared to the Company-owned meeting business.

Expenses and Margins

Cost of revenues remained flat at $165.0 million in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009. After adjusting the second quarter of fiscal 2009 for the impact of the U.K. self-employment tax ruling, cost of revenues would have been $166.1 million in that period. In comparison, second quarter 2010 cost of revenues would have decreased 0.7% versus the adjusted prior year period.

Gross profit for the second quarter of fiscal 2010 was $211.7 million, an increase of $4.2 million, or 2.0%, versus the second quarter of fiscal 2009. After adjusting the second quarter of fiscal 2009 for the U.K. self-employment tax ruling, gross profit in that period would have been $206.4 million, and in comparison, second quarter 2010 gross profit would have increased $5.3 million, or 2.6%, versus the adjusted prior year period. Gross profit margin was 56.2% in the second quarter of fiscal 2010 as compared to 55.7%, or 55.4% as adjusted, in the second quarter of fiscal 2009. The increase in gross profit margin was attributable to the WeightWatchers.com business and the Continental Europe meeting business where attendance per meeting increased driven by the ProPoints innovation. The meeting business gross margin was virtually flat (down 0.1%) versus prior year. Continental Europe’s gross margin percentage increase was offset by the impact on margin of product discounting in NACO and lower attendance per meeting in the United Kingdom.

Marketing expenses for the second quarter of fiscal 2010 of $56.7 million increased $3.5 million compared to the second quarter of fiscal 2009, up 6.6%, or 6.5% on a constant currency basis. The increase was the result of the heavier investment in WeightWatchers.com marketing, which successfully drove incremental online sign-ups and revenue. Meeting business marketing expenses declined slightly in the second quarter versus the prior year quarter. Marketing expenses as a percentage of revenues increased to 15.0% in the second quarter of fiscal 2010 as compared to 14.3% in the prior year period.

Selling, general and administrative expenses were $42.8 million for the second quarter of fiscal 2010 versus $43.0 million for the second quarter of fiscal 2009, a decrease of $0.2 million, or 0.5%. On a constant currency basis, selling, general and administrative expenses increased 0.2% for the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009. After adjusting the second quarter of fiscal 2009 to exclude $2.0 million of restructuring charges associated with our previously disclosed cost saving initiatives, selling, general and administrative expenses for the second quarter of fiscal 2009 would have been $41.0 million, and 2010 second quarter selling, general and administrative expenses would have increased $1.8 million, or 4.4%, versus the adjusted second quarter 2009 level. The second quarter of fiscal 2010 was impacted by higher legal and professional fees and bad debt expense associated with one of our European licensees, which offset the cost benefits that resulted from our 2009 restructuring and other cost saving efforts. Selling, general and administrative expenses as a percentage of revenues were 11.4% in the second quarter of 2010 and 11.0% in the second quarter of 2009.

Our operating income for the second quarter of fiscal 2010 was $112.2 million as compared to $111.3 million in the second quarter of fiscal 2009, an increase of $0.9 million, or 0.7%. On a constant currency basis, the second quarter of fiscal 2010 operating income was $113.3 million, an increase of $1.9 million, or 1.7%, versus the prior year period. After adjusting the second quarter of fiscal 2009 for the adverse U.K. self-employment tax ruling and the impact of the restructuring charges, operating income in that period would have been $112.3 million, and in comparison, 2010 operating income for the second quarter would have declined by $0.1 million, or 0.1%, versus the adjusted second quarter of fiscal 2009. Our operating income margin for the second quarter of fiscal 2010 was 29.8%, a decline of 10 basis points versus 29.9% in the second quarter of fiscal 2009; however, on an adjusted basis, our operating income margin would have declined 30 basis points. While gross margin increased in the quarter versus prior year, operating income margin compression resulted primarily from higher marketing as a percentage of revenues and higher selling, general and administrative expenses as a percentage of revenues.

Interest expense was $19.6 million for the second quarter of fiscal 2010, an increase of $2.7 million, or 16.0%, from $16.9 million in the second quarter of fiscal 2009. This resulted from higher amortization of transaction fees, and increases in our credit spread resulting from our recent debt extension and in the average notional value of interest rate swaps. The average credit spread increased from 1.15% in the second quarter of 2009 to 1.78% in the second quarter of 2010. The average notional value of our interest rate swaps increased from $900.0 million in the second quarter of fiscal 2009 to $1,271.3 million in the second quarter of fiscal 2010. These increases were offset by lower LIBOR rates and a decrease in the average debt outstanding. The resultant effective interest rate increased by 85 basis points from 4.18% in the second quarter of fiscal 2009 to 5.03% in the second quarter of fiscal 2010. The average value of debt outstanding decreased from $1,560.7 million in the second quarter of 2009 to $1,430.5 million in the second quarter of 2010.

For the second quarter of fiscal 2010, we reported other expense of $1.1 million, as compared to $0.5 million of other income in the second quarter of fiscal 2009. The change resulted primarily from the impact of foreign currency exchange rates on intercompany transactions.

The effective tax rate on our results for the second quarter of fiscal 2010 and 2009 was 38.9%.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 3, 2010 COMPARED TO THE SIX MONTHS ENDED JULY 4, 2009

For the first six months of fiscal 2010, our revenues were $764.7 million, an increase of $1.6 million, or 0.2%, as compared to the prior year period. Net income attributable to the Company for the first six months of fiscal 2010 was $100.9 million, a decrease of $5.2 million, or 4.9%, from $106.1 million for the prior year period.

The table below shows our consolidated statements of income for the six months ended July 3, 2010 versus the six months ended July 4, 2009 on both a reported basis and an as adjusted basis. Results for the six months ended July 4, 2009 are adjusted to include expenses associated with the impact of the previously disclosed adverse U.K. self-employment tax ruling and to exclude the restructuring charges associated with our previously disclosed cost savings initiatives. See “Non-GAAP Financial Measures” above.

Statements of Income as Reported and Adjusted

	(In Millions, except per share amounts)
	For the Six Months Ended
	July 3, 2010	July 4, 2009	Increase/ (Decrease)	% Change
Revenues, net	$764.7	$763.1	$1.6	0.2%

Cost of revenues (as adjusted)(1)	341.3	345.6	(4.3)	(1.2%	)
U.K. self-employment tax ruling(1)	—	(2.1)	2.1	100.0%

Cost of revenues	341.3	343.5	(2.2)	(0.6%	)

Gross Profit	423.4	419.6	3.8	0.9%

Gross Margin %	55.4%	55.0%

Marketing expenses	131.2	127.7	3.5	2.7%

Selling, general & administrative expenses (as adjusted)(1)	88.6	81.6	7.0	8.6%
Impact of restructuring (1)	—	5.1	(5.1)	(100.0%	)

Selling, general & administrative expenses	88.6	86.7	1.9	2.2%

Operating income	203.6	205.2	(1.6)	(0.8%	)
Operating Income Margin %	26.6%	26.9%

Interest expense	38.3	33.7	4.6	13.6%
Other expense, net	1.6	—	1.6	100.0%

Income before income taxes	163.7	171.5	(7.8)	(4.5%	)

Provision for income taxes	63.7	66.7	(3.0)	(4.5%	)

Net income	100.0	104.8	(4.8)	(4.6%	)
Net loss attributable to the noncontrolling interest	0.9	1.3	(0.4)	(30.8%	)

Net income attributable to the Company	$100.9	$106.1	$(5.2)	(4.9%	)

Weighted average diluted shares outstanding	77.1	77.1

Diluted EPS	$1.31	$1.38	$(0.07)	(5.1%	)

Note: Totals may not sum due to rounding.

(1)	With respect to the above table, “as adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of income for the six months ended July 4, 2009 to include $2.1 million in the cost of revenues for the impact of the U.K. self-employment tax ruling attributable to that period, and to exclude from selling, general and administrative expenses the impact of a $5.1 million restructuring charge recorded in that period. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

As previously reported, in February 2010, the Company received an adverse U.K. self-employment tax ruling related to the self-employment status of its leaders, which resulted in a charge to the fourth quarter of fiscal 2009 for fiscal 2009 and prior years. In addition, this ruling resulted in a year to date charge for fiscal 2010 of $2.1 million. Our cost of revenues decreased by $2.2 million, or 0.6%, from $343.5 million for the first six months of fiscal 2009 to $341.3 million for the first six months of fiscal 2010. After adjusting the first six months of fiscal 2009 for the portion of the U.K. self-employment tax ruling charge attributable to that period, as shown in the table above, our cost of revenues in the first six months of fiscal 2010 would have declined by $4.3 million, or 1.2%, versus the prior year period.

The Company also recorded $5.1 million of restructuring charges in the first six months of fiscal 2009 associated with the previously announced cost savings initiatives. Selling, general and administrative expenses were $1.9 million, or 2.2%, higher in the first six months of fiscal 2010 versus the first six months of fiscal 2009. After excluding the restructuring charges from the first six months of fiscal 2009, selling, general and administrative expenses in the first six months of fiscal 2010 would have increased by $7.0 million, or 8.6%, versus the first six months of fiscal 2009 as adjusted. This increase in selling, general and administrative expenses was the result of higher legal and professional fees in our North American and United Kingdom meeting businesses, and higher bad debt reserves.

The following summary table sets forth the reconciliation of selected financial data for the six months ended July 4, 2009 on a comparable basis, after the two adjustments as noted and discussed above are reflected:

	Revenues, net	Gross Profit	Gross Margin %	Operating Income	Operating Income Margin %	Net Income Attributable to Company	Diluted EPS
Six months of fiscal 2009	$763.1	$419.6	55.0%	$205.2	26.9%	$106.1	$1.38

Adjustments to Reported Amounts
Restructuring Charge	—	—		5.1		3.1	0.04
U.K. Self-Employment Tax Ruling	—	(2.1)		(2.1)		(1.5)	(0.02)

Total Adjustments	—	(2.1)		3.0		1.6	0.02

Six months of fiscal 2009, as adjusted(1)	$763.1	$417.5	54.7%	$208.2	27.3%	$107.7	$1.40

Note: Totals may not sum due to rounding.

(1)	With respect to the above table, “as adjusted” is a non-GAAP financial measure that adjusts certain selected financial data for the six months ended July 4, 2009. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Net income attributable to the Company for the first six months of fiscal 2010 of $100.9 million declined by $5.2 million, or 4.9%, from $106.1 million in the prior year period. Compared to the adjusted net income for the first six months of fiscal 2009 of $107.7 million, as shown in the table above, net income for the first six months of 2010 would have declined by $6.8 million, or 6.3%. Diluted earnings per share of $1.31 for the first six months of fiscal 2010 declined by $0.07, or 5.1%, as compared to $1.38 for the first six months of fiscal 2009. After adjusting the first six months of fiscal 2009 earnings per share for $0.04 associated with the restructuring charges and $0.02 for the U.K. self-employment tax ruling, diluted earnings per share for the first six months of fiscal 2009 would have been $1.40 and 2010 diluted earnings per share would have declined $0.09, or 6.4%, compared to the adjusted 2009 period.

Components of Revenue and Volumes

For the first six months of fiscal 2010, net revenues of $764.7 million increased by 0.2% compared to $763.1 million in the comparable period of fiscal 2009. Revenues in the first six months of fiscal 2010 benefited from favorable foreign currency exchange rates in the first quarter of fiscal 2010, which increased our revenues for the six months by $12.7 million, or 1.7%. Excluding this benefit, revenues for the first six months of 2010 decreased by 1.4% versus the prior year period, with second quarter 2010 revenue growth of 1.8% on a constant currency basis offsetting much of the 4.5% constant currency revenue shortfall experienced in the first quarter. The first quarter shortfall, driven by the meeting business, was the result of a combination of the impact of bad weather and cycling against a prior year innovation. These first quarter factors resulted in reduced meeting enrollments, and lowered the propensity of our members to attend meetings. Overall in the six month period of 2010, robust growth in the WeightWatchers.com business and volume driven growth in Continental Europe was more than offset by performance weakness in the meeting business in the first half in the United Kingdom, and in the first quarter in NACO.

For the first half of fiscal 2010, global meeting fees were $432.5 million, a decrease of $9.5 million, or 2.1%, from the prior year period. On a constant currency basis, fiscal 2010 first half global meeting fees as compared to the prior year period declined $16.3 million, or 3.7%. First half volume declines in our NACO and United Kingdom markets more than offset volume gains in Continental Europe, where we launched the new ProPoints program innovation. This overall volume performance, which was weaker in the first quarter 2010 versus the first quarter of fiscal 2009 trended up in the second quarter 2010 versus the second quarter of fiscal 2009. Global meeting paid weeks declined 0.8 million, or 1.7%, in the first half of fiscal 2010, versus the prior year period. In the second quarter of fiscal 2010, global meeting paid weeks rose markedly, up 7.7% versus second quarter of 2009, as compared to a 4.2%

decline in the first quarter of fiscal 2010 the first quarter of 2009. On a per paid week basis, first half fiscal 2010 global meeting fees decreased slightly versus the prior year period, and decreased 2.0% on a constant currency basis, mainly as a result of higher penetration of Monthly Pass, our value priced recurring payment plan. Global attendance in the first half of fiscal 2010 declined by 8.4% to 28.6 million from 31.2 million in the first half of fiscal 2009. As with the other volume metrics noted above, the negative trend in global attendance volume also moderated through the first six months of the year on the strength of better enrollment performance. Attendance performance improved from a 12.0% decline in the first quarter of 2010 versus the first quarter of 2009, to a 4.4% decline in the second quarter 2010 versus the second quarter of 2009.

In NACO, meeting fees for the first half of fiscal 2010 were $285.9 million, a decrease of $15.0 million, or 5.0%, from $301.0 million for the first half of fiscal 2009. The decrease in meeting fees was driven by a 5.0% decline in paid weeks, from 29.8 million in the first half of fiscal 2009 to 28.3 million in the first half of fiscal 2010. Attendance volume decreased by 2.0 million, or 10.9%, from 18.5 million in the first half of fiscal 2009 to 16.5 million in the first half of fiscal 2010. This decline was due primarily to the extreme weather and the lack of a new program innovation in the first quarter of fiscal 2010. Beginning on April 1, 2010, we successfully launched a new marketing campaign featuring Jennifer Hudson, which resulted in improved year-over-year performance in the second quarter relative to first quarter year-over-year performance. Attendance versus the prior year quarter declined 4.9% in the second quarter of fiscal 2010 as compared to a decline of 16% in the first quarter 2010. Paid weeks versus the prior year quarter declined 1.8% in the second quarter 2010 as compared to a decline of 8% in the first quarter 2010. First half fiscal 2010 meeting fees per paid week were flat with the same period in the prior year, but decreased 0.9% on a constant currency basis versus the prior year period.

Our international meeting fees were $146.5 million for the first six months of fiscal 2010, an increase of $5.5 million, or 3.9%, from the prior year period. On a constant currency basis, international meeting fees increased $1.1 million, or 0.8%, driven by a 3.9% increase in meeting paid weeks. Monthly Pass was the primary driver of this increase in meeting paid weeks in our international business in the first six months of fiscal 2010 versus the prior year period, with most of the increase coming from Continental Europe. In Continental Europe, higher volume was driven by the success of our new program innovation, ProPoints. International meeting fees per paid week in the first six months of fiscal 2010 increased slightly, up 0.1%, but declined 3.0% on a constant currency basis, versus the prior year period. The decrease in international meeting paid weeks resulted from higher penetration of value priced Monthly Pass, higher promotional activity, and a return to higher value added tax, or VAT, rates in the United Kingdom after a temporary government abatement.

Global in-meeting product sales for the first half of fiscal 2010 were $148.2 million, a decrease of $1.5 million, or 1.0%, from $149.7 million in the first half of fiscal 2009. Global in-meeting product sales per attendee increased 8.1% in the first half of fiscal 2010 versus the prior year period, or 6.2% on a constant currency basis. In NACO, first half fiscal 2010 in-meeting product sales of $77.0 million increased by $0.1 million, or 0.1%, versus the prior year period on the strength of a 12.3% increase in in-meeting product sales per attendee versus the prior year period. This was primarily the result of new consumable product launches along with an effective promotional campaign. International in-meeting product sales per attendee increased 2.8% in the first half of fiscal 2010 versus the prior year period, but declined 0.1% on a constant currency basis. International in-meeting product sales in total were $71.3 million in the first half of fiscal 2010, a decrease of 2.2%, or 5.0% on a constant currency basis, versus the prior year period.

Internet revenues, which include subscription revenues from sales of Weight Watchers Online and Weight Watchers eTools as well as Internet advertising revenues, grew $17.2 million, or 17.4%, to $115.9 million for the first six months of fiscal 2010 from $98.7 million for the first six months of fiscal 2009. On a constant currency basis, Internet revenues rose 15.7% in the first six months of fiscal 2010 versus the prior year period, driven by higher online sign-ups. Online sign-ups grew 20.5% in the first six months of fiscal 2010 versus the prior year period. End-of-period active Online subscribers increased 25.8%, from 843,000 at July 4, 2009 to 1,061,000 at July 3, 2010. This growth was driven by a new and highly effective marketing campaign in the United States, additional TV and integrated marketing activities in some of our international countries, and the new ProPoints program in Continental Europe.

Other revenues, comprised primarily of licensing revenues and revenues from our publications were $61.6 million for the first six months of fiscal 2010, a decrease of $3.6 million, or 5.5%, from $65.2 million in the first six months of fiscal 2009. Excluding the impact of foreign currency, other revenues were down 7.5% in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009. Our global licensing revenues in the first half of fiscal 2010 decreased 4.5%, or 6.3% on a constant currency basis versus the prior year period. NACO licensing revenues declined 7.6% in the first half of fiscal 2010 versus the prior year period with 4.9% of the decline resulting from the change in certain licensee relationships. International licensing revenues decreased 1.5% in the first half of fiscal 2010 versus the prior year period, a decrease of 5.2% on a constant currency basis. The Continental European countries continued to be impacted by the weak economy.

Franchise royalties for the first half of fiscal 2010 were $4.2 million in the United States and $2.4 million internationally. Total franchise royalties of $6.6 million were 12.6% lower in the first half of fiscal 2010 versus the prior year period, and 14.5% lower on a constant currency basis, underperforming compared to the Company-owned meeting business.

Expenses and Margins

Cost of revenues was $341.3 million for the first six months of fiscal 2010, a decrease of $2.2 million, or 0.6%, from $343.5 million for the prior year period. After adjusting the first six months of fiscal 2009 for the impact of the U.K. self-employment tax ruling, cost of revenues for that period would have been $345.6 million. When comparing the first six months of fiscal 2010 to the adjusted 2009 level, cost of revenues would have decreased 1.2%.

Gross profit for the first six months of fiscal 2010 of $423.4 million, which increased $3.8 million, or 0.9%, would have increased $5.9 million, or 1.4%, from $417.5 million for the first half of fiscal 2009 after adjusting for the U.K. self-employment tax ruling. Gross profit margin was 55.4% in the first six months of fiscal 2010 as compared to gross profit margin of 55.0%, or 54.7% as adjusted, in the first six months of fiscal 2009. Margin growth occurred in the WeightWatchers.com business and in the Continental Europe meeting business. This growth in gross profit margin was partially offset by lower gross profit margin in NACO and the United Kingdom in the first six months of 2010 versus the same period in 2009.

Marketing expenses for the first six months of fiscal 2010 of $131.2 million increased from the first six months of fiscal 2009, by 2.7%. Excluding the impact of foreign currency, marketing expenses were nearly flat, up $0.2 million, or 0.1%, in the first six months of fiscal 2010 versus the prior year period. Marketing expenses increased in the WeightWatchers.com business globally. This increase was almost completely offset by lower spending in the meeting business, mainly as a result of advertising rate efficiencies and the timing of winter production costs. Marketing expenses as a percentage of revenues were 17.2%, or 17.0% on a constant currency basis, in the first six months of fiscal 2010 as compared to 16.7% in the prior year period.

Selling, general and administrative expenses were $88.6 million for the first six months of fiscal 2010 versus $86.7 million for the first six months of fiscal 2009, an increase of $1.9 million, or 2.2%. On a constant currency basis, selling, general and administrative expenses increased 0.3%. After adjusting the first six months of fiscal 2009 to exclude the restructuring charges associated with our previously disclosed cost saving initiatives, selling, general and administrative expenses for the first six months of fiscal 2010 would have increased $7.0 million, or 8.6%, compared to $81.6 million in the first six months of fiscal 2009. The increase was driven by higher legal and professional fees and bad debt expense associated with one of our European licensees which offset the cost benefits that resulted from our 2009 restructuring and other cost saving efforts. Selling, general and administrative expenses as a percentage of revenues for the first six months of fiscal 2010 were 11.6% and for the first six months of fiscal 2009 were 11.4%, or 10.7% on an as adjusted basis.

Our operating income for the first six months of fiscal 2010 was $203.6 million, a decrease of $1.6 million, or 0.8%, from $205.2 million in the first six months of fiscal 2009. On a constant currency basis, the first six months of fiscal 2010 operating income was $202.3 million, a decrease of $2.9 million, or 1.4%, versus the prior year period. For the first six months of 2009, after excluding the restructuring charges associated with our cost saving initiatives and including the impact of the U.K. self-employment tax ruling, adjusted operating income would have been $208.2 million. When comparing the six months 2010 operating income to this adjusted 2009 operating income, 2010 operating income for the period would have decreased by $5.9 million, or 2.8%. Our operating income margin for the first six months of fiscal 2010 was 26.6%, a decline of 30 basis points versus 26.9% in the first six months of fiscal

2009, but a decline of 70 basis points when comparing to the adjusted 2009 operating income margin of 27.3%. This margin compression resulted from higher marketing and selling, general and administrative expenses as a percentage of revenues partially offset by an increase in the gross profit margin, as noted above.

Interest expense was $38.3 million for the first six months of fiscal 2010, an increase of $4.6 million, or 13.6%, from $33.7 million in the first six months of fiscal 2009. Higher interest expense was driven by higher amortization of transaction fees, increases in our credit spread resulting from our recent debt extension and in the average notional value of interest rate swaps. The average credit spread increased from 1.15% in the first six months of 2009 to 1.47% in the first six months of 2010. The average notional value of our interest rate swaps increased from $900.0 million in the first six months of fiscal 2009 to $1,298.1 million in the first six months of fiscal 2010. The impact of these was partially offset by lower LIBOR rates and a decrease in the average debt outstanding. The resultant effective interest rate increased by 88 basis points from 4.11% in the first six months of fiscal 2009 to 4.99% in the first six months of fiscal 2010. The average value of debt outstanding decreased from $1,607.1 million in the first six months of 2009 to $1,435.8 million in the first six months of 2010.

For the first six months of fiscal 2010, we reported other expense of $1.6 million, as compared to $0.03 million of other income in the first six months of fiscal 2009. The change resulted primarily from the impact of foreign currency exchange rates on intercompany transactions.

The effective tax rate on our results for the first six months of fiscal 2010 and fiscal 2009 was 38.9%.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

For the six months ended July 3, 2010, cash and cash equivalents were $65.6 million, an increase of $19.4 million from the end of fiscal 2009. Cash flows provided by operating activities for the six months ended July 3, 2010 were $144.4 million, exceeding the six month period’s $100.9 million net income attributable to the Company by $43.5 million. Cash flows provided by operating activities included a cash payment of $29.1 million for prior period charges associated with the June 2008 adverse U.K. tax ruling we received regarding the imposition of U.K. VAT on our U.K. meeting fee revenue. See “Item 1. Legal Proceedings–U.K. VAT Matter.” Excluding this one-time payment, cash flows provided by operating activities would have been $173.5 million for the six months ended July 3, 2010. The excess of cash flows provided by operating activities over net income arose partially from changes in our working capital, as described below, see “– Balance Sheet”, and as a result of differences between book and cash taxes. Net cash used for investing and financing activities combined totaled $119.8 million. Net cash used for investing activities of $9.3 million consisted primarily of capital spending. Net cash used for financing activities totaled $110.5 million and consisted of long-term debt payments of $46.3 million, stock repurchases of $28.3 million, dividend payments of $27.1 million, and deferred financing costs of $11.4 million in connection with our debt extension.

For the six months ended July 4, 2009, cash and cash equivalents were $53.2 million, an increase of $5.9 million from the end of fiscal 2008. Cash flows provided by operating activities for the six months ended July 4, 2009 were $162.2 million, exceeding the six month period’s $106.1 million net income attributable to the Company by $56.1 million. The excess of cash flows provided by operating activities over net income arose from changes in our working capital, as described below under “–Balance Sheet”, and differences between book and cash taxes. Net cash used for investing and financing activities combined totaled $159.4 million. Investing activities, consisting primarily of capital spending, utilized $13.6 million. Net cash used for financing activities totaled $145.8 million, including dividend payments of $27.1 million and long-term debt payments of $117.3 million.

Balance Sheet

Comparing our balance sheet at July 3, 2010 with our balance sheet at January 2, 2010, our cash balance increased by $19.4 million. Our working capital deficit at July 3, 2010 was $344.4 million, including $65.6 million of cash and cash equivalents and $222.8 million of current portion of long-term debt, as compared to $336.1 million at January 2, 2010, including $46.1 million of cash and cash equivalents and $215.0 million of current portion of long-term debt. Excluding the change in cash and cash equivalents and current portion of long-term debt, the working capital deficit was $187.2 million, an increase in the deficit of $20.0 million during the first six months of fiscal 2010 versus $167.2 million at January 2, 2010.

The $20.0 million increase in the working capital deficit was driven by an increase in the derivative payable of $9.3 million, $10.2 million of higher income tax liabilities, and a $32.1 million increase in the deficit related to operational items. These operational items included higher deferred revenue associated primarily with greater penetration of our Monthly Pass commitment plans, lower inventory levels, which are higher at the end of the calendar year in anticipation of our highest volume diet season beginning in January, and higher accruals primarily associated with advertising. The impact of these on the working capital deficit was partially offset by a decrease in the deficit of approximately $31.6 million in the U.K. VAT liability (including a payment of $29.1 million for prior periods as noted above, see “–Sources and Uses of Cash”).

Long-Term Debt

Our credit facilities consist of a term loan facility and a revolving credit facility, or collectively, the WWI Credit Facility. The term loan facility consists of two tranche A loans, or Term A Loan and Additional Term A Loan, a tranche B loan, or Term B Loan, a tranche C loan, or Term C Loan, and a tranche D loan, or Term D Loan, in an aggregate original principal amount of $1,550.0 million. The revolving credit facility, or the Revolver, consists of two tranches, or Revolver I and Revolver II, of up to $500.0 million in the aggregate. At July 3, 2010, we had $158.0 million outstanding under the WWI Credit Facility with an additional $340.4 million of availability under the Revolver.

At July 3, 2010, and January 2, 2010, our debt consisted entirely of variable-rate instruments. Interest rate swaps are entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt was approximately 2.36% and 1.47% per annum at July 3, 2010 and January 2, 2010, respectively.

The following schedule sets forth our long-term debt obligations and interest rates at July 3, 2010:

Long-Term Debt

At July 3, 2010

(Balances in millions)

	Balance	LIBOR	Applicable Margin	Interest Rate
Revolver I due 2011	$52.9	0.38%	1.00%	1.38%
Revolver II due 2014	105.1	0.38%	2.50%	2.88%
Term A Loan due 2011	69.9	0.56%	1.00%	1.56%
Additional Term A Loan due 2013	241.2	0.56%	1.00%	1.56%
Term B Loan due 2014	241.2	0.56%	1.50%	2.06%
Term C Loan due 2015	454.5	0.56%	2.25%	2.81%
Term D Loan due 2016	241.9	0.56%	2.25%	2.81%

Total Debt	1,406.7
Less Current Portion	222.8

Total Long-Term Debt	$1,183.9

The WWI Credit Facility provides that term loans and the Revolver bear interest, at our option, at LIBOR plus an applicable margin per annum or the alternative base rate (as defined in the WWI Credit Facility Agreement) plus an applicable margin per annum. At July 3, 2010, the Term A Loan, Additional Term A Loan and Revolver I bore interest at a rate equal to LIBOR plus 1.00% per annum; the Term B Loan bore interest at a rate equal to LIBOR plus 1.50% per annum; the Term C Loan and Term D Loan bore interest at a rate equal to LIBOR plus 2.25% per annum; and the Revolver II bore interest at a rate equal to LIBOR plus 2.50% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, at July 3, 2010, we were required to pay a commitment fee to the lenders under the Revolver I and Revolver II with respect to the unused commitments at a rate equal to 0.20% per annum and 0.50% per annum, respectively.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. At July 3, 2010, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

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

On April 8, 2010, we amended the WWI Credit Facility pursuant to a loan modification offer to all lenders of all tranches of term loans and revolving loans to, among other things, extend the maturity date of such loans. In connection with this amendment, certain lenders converted a total of $454.5 million of their outstanding term loans under the Term A Loan ($151.8 million) and Additional Term A Loan ($302.7 million) into term loans under the new Term C Loan due 2015 (or 2013, upon the occurrence of certain events described in the WWI Credit Facility agreement), and a total of $241.9 million of their outstanding term loans under the Term B Loan into term loans under the new Term D Loan due 2016. In addition, certain lenders converted a total of $332.6 million of their outstanding Revolver I commitments into commitments under the new Revolver II which terminates in 2014 (or 2013, upon the occurrence of certain events described in the WWI Credit Facility agreement), including a proportionate amount of their outstanding Revolver I loans into Revolver II loans. Following these conversions of a total of $1,029.0 million of loans and commitments, at April 8, 2010, we had the same amount of debt outstanding under the WWI Credit Facility and amount of availability under the Revolver as we had immediately prior to such conversions. In connection, with this loan modification offer, we incurred fees of approximately $11.5 million during the second quarter of fiscal 2010.

The following schedule sets forth our year-by-year debt obligations at July 3, 2010:

Total Debt Obligation

(Including Current Portion)

At July 3, 2010

(in millions)

Remainder of fiscal 2010	$57.6
Fiscal 2011	219.2
Fiscal 2012	130.6
Fiscal 2013	53.4
Fiscal 2014	362.8
Thereafter	583.1

Total	$1,406.7

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

Dividends

We have issued a quarterly cash dividend of $0.175 per share of our common stock every quarter beginning with the first quarter of fiscal 2006. Prior to these dividends, we had not declared or paid any cash dividends on our common stock since our acquisition by Artal Luxembourg, S.A. in 1999.

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

Stock Transactions

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005 and May 25, 2006, our Board of Directors authorized adding $250.0 million to this program. No shares will be purchased from Artal Holdings Sp. z.o.o. and its parents and subsidiaries under the program. During the six months ended July 3, 2010, the Company repurchased in its second quarter 1.14 million shares of its common stock in the open market for a total cost of $30.6 million. During the six months ended July 4, 2009, the Company did not repurchase any shares of its common stock.

OFF-BALANCE SHEET TRANSACTIONS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, such as entities often referred to as structured finance or special purpose entities.

SEASONALITY

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in fiscal 2009, Easter fell on April 12, which means that our spring marketing campaign began in the second quarter of fiscal 2009 as opposed to the first quarter of fiscal 2008. The introduction of Monthly Pass in the meeting business has resulted in less seasonality with regard to our meeting fee revenues because its revenues are amortized over the related subscription period. Our operating income for the first half of the year is generally the strongest. While WW.com experiences similar seasonality in terms of new subscriber signups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

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

Based on the amount of our variable rate debt and interest swap agreements as of July 3, 2010, a hypothetical 50 basis point increase or decrease in interest rates on our variable debt would increase or decrease our annual interest expense by approximately $0.9 million.

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

We intend to vigorously challenge any amount of U.K. VAT that HMRC claims to be owed by us for any period between October 1, 2005 and September 30, 2006. Accordingly, we filed notices of appeal with the VAT Tribunal against the U.K. VAT assessments issued for the periods October 1, 2005 to December 31, 2005, January 1, 2006 to March 31, 2006, April 1, 2006 to June 30, 2006, and July 1, 2006 to September 30, 2006 in March 2009, April 2009, July 2009 and October 2009, respectively. These appeals were consolidated and heard together at the U.K. First Tier Tribunal (Tax Chamber), or U.K. First Tier Tribunal, in May 2010. We are currently awaiting the U.K. First Tier Tribunal’s decision.

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

Although we are appealing this adverse ruling, in light of this adverse ruling and in accordance with accounting guidance for contingencies, we recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest, and, as we did beginning in the first quarter of fiscal 2010, we intend to record a reserve for U.K. withholding taxes with respect to our U.K. leaders consistent with this ruling on a quarterly basis. Accordingly, the aggregate reserve for the period from April 2001 through the end of the second quarter of fiscal 2010 is approximately $37.7 million.

Sabatino v. Weight Watchers North America, Inc.

In September 2009, a lawsuit was filed in the Superior Court of California by one of our former leaders alleging violations of certain California wage and hour laws on behalf of herself, and, if approved by the Court, other leaders and those employees who have performed the location coordinator function in California since September 17, 2005. In this matter, the plaintiff is seeking unpaid wages and certain other damages. In October 2009, we answered the complaint and removed the case to the U.S. District Court for the Northern District of California. Although we disagree with the allegations that we have violated California wage and hour laws and we believe we have valid defenses with respect to this matter, litigation is inherently unpredictable. At this time, it is not possible to determine the outcome of, or estimate the liability related to, this action and we have not made any provision for losses in connection with it. In July 2010, the plaintiff filed an amended complaint adding two additional named plaintiffs for this matter.

Hanson-Kelly & Jackson v. Weight Watchers North America, Inc. and Weight Watchers International, Inc.

In January 2010, a lawsuit was filed in the U.S. District Court for the Middle District of North Carolina by two leaders alleging violations of certain federal and North Carolina wage and hour laws on behalf of themselves, and, if approved by the Court, other leaders and receptionists in North Carolina since January 25, 2007. In this matter, the plaintiffs are seeking unpaid wages and certain other damages. Although we disagree with the allegations that we have violated federal and North Carolina wage and hour laws and we believe we have valid defenses with respect to this matter, litigation is inherently unpredictable. At this time, it is not possible to determine the outcome of, or estimate the liability related to, this action and we have not made any provision for losses in connection with it. In April 2010, we filed a Motion to Dismiss the claim for unpaid wages under the North Carolina wage and hour laws.

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

This table provides certain information with respect to our purchases of shares of Weight Watchers International, Inc.’s common stock during the second quarter of fiscal 2010:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 4 - May 8	—	$—	—	$100,473,463

May 9 - June 5	540,000	27.45	540,000	85,648,897

June 6 - July 3	600,000	26.29	600,000	69,875,194

Total	1,140,000	$26.84	1,140,000	$69,875,194

(1)	All shares were purchased under our repurchase program.
(2)	For a discussion of our repurchase program, see Note 6 to the Unaudited Consolidated Financial Statements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description
Exhibit 10.1

Loan Modification Agreement, dated as of April 8, 2010, relating to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., as the Borrower, the lenders party thereto, and The Bank of Nova Scotia, as the Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 9, 2010, and incorporated herein by reference).

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101
EX-101.INS EX-101.SCH EX-101.CAL EX-101.DEF EX-101.LAB EX-101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Document

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: August 12, 2010	By:	/s/ David P. Kirchhoff
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2010	By:	/s/ Ann M. Sardini
Ann M. Sardini
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1

Loan Modification Agreement, dated as of April 8, 2010, relating to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., as the Borrower, the lenders party thereto, and The Bank of Nova Scotia, as the Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 9, 2010, and incorporated herein by reference).

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101
EX-101.INS EX-101.SCH EX-101.CAL EX-101.DEF EX-101.LAB EX-101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Document

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase