Form 10-Q
period 2010-10-02
WEIGHT WATCHERS INTERNATIONAL INC
filed 2010-11-12
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended October 2, 2010

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

The number of shares of common stock outstanding as of October 31, 2010 was 73,645,446.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	October 2, 2010	January 2, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,935	$46,137
Receivables, net	36,365	39,622
Inventories, net	25,696	32,488
Prepaid income taxes	28,285	28,375
Deferred income taxes	16,166	18,242
Prepaid expenses and other current assets	29,650	35,087

TOTAL CURRENT ASSETS	209,097	199,951

Property and equipment, net	31,813	36,038
Franchise rights acquired	762,800	758,617
Goodwill	51,405	51,373
Trademarks and other intangible assets, net	29,876	31,633
Deferred financing costs and other noncurrent assets	18,066	9,897

TOTAL ASSETS	$1,103,057	$1,087,509

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$224,667	$215,000
Accounts payable	34,735	28,371
Dividend payable	13,284	13,786
Derivative payable	53,594	40,947
U.K. VAT liability	2,041	33,568
U.K. Self-employment liability	40,355	36,660
Accrued liabilities	129,244	99,078
Income taxes payable	7,052	176
Deferred revenue	81,992	68,469

TOTAL CURRENT LIABILITIES	586,964	536,055

Long-term debt	1,164,235	1,238,000
Deferred income taxes	47,464	34,624
Other	12,598	12,100

TOTAL LIABILITIES	1,811,261	1,820,779

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	0	0
Treasury stock, at cost, 37,743 shares at October 2, 2010 and 34,947 shares at January 2, 2010	(1,763,840)	(1,684,343)
Retained earnings	1,065,548	955,514
Accumulated other comprehensive loss	(14,386)	(7,683)

TOTAL WEIGHT WATCHERS INTERNATIONAL, INC. DEFICIT	(712,678)	(736,512)
Noncontrolling interest	4,474	3,242

TOTAL DEFICIT	(708,204)	(733,270)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,103,057	$1,087,509

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Meeting fees, net	$190,586	$191,481	$623,037	$633,424
Product sales and other, net	79,529	83,294	295,957	305,794
Internet revenues	60,491	49,719	176,350	148,380

Revenues, net	330,606	324,494	1,095,344	1,087,598

Cost of meetings, products and other	142,233	137,102	464,386	462,347
Cost of Internet revenues	9,864	9,397	29,097	27,614

Cost of revenues	152,097	146,499	493,483	489,961

Gross profit	178,509	177,995	601,861	597,637

Marketing expenses	39,418	35,807	170,574	163,545
Selling, general and administrative expenses	48,644	40,948	137,258	127,667

Operating income	90,447	101,240	294,029	306,425

Interest expense	19,032	16,677	57,320	50,375
Other expense (income), net	(611)	(425)	1,025	(400)

Income before income taxes	72,026	84,988	235,684	256,450

Provision for income taxes	28,016	33,040	91,648	99,736

Net income	44,010	51,948	144,036	156,714
Net loss attributable to the noncontrolling interest	427	621	1,281	1,923

Net income attributable to Weight Watchers International, Inc.	$44,437	$52,569	$145,317	$158,637

Earnings per share attributable to Weight Watchers International, Inc.
Basic	$0.59	$0.68	$1.90	$2.06

Diluted	$0.59	$0.68	$1.90	$2.06

Weighted average common shares outstanding
Basic	75,127	77,010	76,310	76,996

Diluted	75,328	77,157	76,490	77,096

Dividends declared per common share	$0.18	$0.18	$0.53	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	October 2,	October 3,
	2010	2009
Cash provided by operating activities	$234,895	$242,234

Investing activities:
Capital expenditures	(6,607)	(9,643)
Capitalized software expenditures	(9,291)	(9,482)
Other items, net	(15)	(43)

Cash used for investing activities	(15,913)	(19,168)

Financing activities:
Payments of long-term debt	(64,098)	(172,875)
Payment of dividends	(40,395)	(40,597)
Payments to acquire treasury stock	(76,891)	0
Deferred financing costs	(11,378)	(4,043)
Investment and advances from noncontrolling interest	2,512	5,733
Proceeds from stock options exercised	39	30

Cash used for financing activities	(190,211)	(211,752)

Effect of exchange rate changes on cash/cash equivalents and other	(1,973)	4,155

Net increase in cash and cash equivalents	26,798	15,469
Cash and cash equivalents, beginning of period	46,137	47,322

Cash and cash equivalents, end of period	$72,935	$62,791

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

2.	Summary of Significant Accounting Policies

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance revising certain disclosure requirements concerning fair value measurements. The guidance requires an entity to disclose separately significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and to disclose the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3, on a gross basis rather than a net basis. These new disclosure requirements were effective for the Company beginning with its first fiscal quarter of 2010, except for the additional disclosure of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The Company did not have any such transfers into and out of Levels 1 and 2 during the nine months ended October 2, 2010. The Company is currently evaluating the full impact of this guidance, but does not expect it to have a material impact on the disclosures in its consolidated financial statements in future filings.

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

For the nine months ended October 2, 2010, the change in goodwill is due to foreign currency fluctuations. The Company’s goodwill by reportable segment at October 2, 2010 was $25,205 related to its WWI segment and $26,200 related to its WW.com segment. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the nine months ended October 2, 2010, the change in franchise rights acquired is due to foreign currency fluctuations.

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $3,349 and $10,366 for the three and nine months ended October 2, 2010, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $3,535 and $9,996 for the three and nine months ended October 3, 2009, respectively.

The carrying amount of finite-lived intangible assets as of October 2, 2010 and January 2, 2010 was as follows:

	October 2, 2010		January 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$50,347	$32,455	$44,486	$25,396
Trademarks	9,770	8,865	9,602	8,593
Website development costs	33,701	22,972	29,878	19,266
Other	7,029	6,679	5,741	4,819

	$100,847	$70,971	$89,707	$58,074

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2010	$3,513
Fiscal 2011	$12,960
Fiscal 2012	$7,408
Fiscal 2013	$3,962
Fiscal 2014	$1,629

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	October 2, 2010		January 2, 2010
	Balance	Effective Interest Rate	Balance	Effective Interest Rate
Revolver I due 2011	$56,565	1.32%	$128,000	1.43%
Revolver II due 2014	112,435	2.86%	—	—
Term A Loan due 2011	64,075	1.36%	245,000	1.40%
Additional Term A Loan due 2013	225,134	1.37%	595,000	1.92%
Term B Loan due 2014	240,625	1.87%	485,000	2.12%
Term C Loan due 2015	448,798	2.69%	—	—
Term D Loan due 2016	241,270	2.69%	—	—

Total Debt	1,388,902		1,453,000
Less Current Portion	224,667		215,000

Total Long-Term Debt	$1,164,235		$1,238,000

The Company’s credit facilities consist of a term loan facility and a revolving credit facility (collectively, the “WWI Credit Facility”). The term loan facility consists of two tranche A loans (“Term A Loan” and “Additional Term A Loan”), a tranche B loan (“Term B Loan”), a tranche C loan (“Term C Loan”), and a tranche D loan (“Term D Loan”), in an aggregate original principal amount of $1,550,000. The revolving credit facility (the “Revolver”) consists of two tranches (“Revolver I” and “Revolver II”) of up to $500,000 in the aggregate. At October 2, 2010, the Company had $1,388,902 outstanding under the WWI Credit Facility with an additional $329,888 of availability under the Revolver.

At October 2, 2010, the Term A Loan, Additional Term A Loan and Revolver I bore interest at a rate equal to LIBOR plus 1.00% per annum; the Term B Loan bore interest at a rate equal to LIBOR plus 1.50% per annum; the Term C Loan and Term D Loan bore interest at a rate equal to LIBOR plus 2.25% per annum; and the Revolver II bore interest at a rate equal to LIBOR plus 2.50% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, at October 2, 2010, the Company was required to pay a commitment fee to the lenders under the Revolver I and Revolver II with respect to the unused commitments at a rate equal to 0.20% per annum and 0.50% per annum, respectively.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At October 2, 2010, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

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

On October 9, 2003, the Company, at the direction of its Board of Directors, authorized and announced a program to repurchase up to $250,000 of the Company’s outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, the Company, at the direction of its Board of Directors, authorized and announced adding $250,000 to the program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. zo.o. and its parents and subsidiaries under the program. The repurchase program currently has no expiration date.

During the nine months ended October 2, 2010 the Company purchased 2,850 shares of its common stock in the open market under the repurchase program for a total cost of $79,709. During the nine months ended October 3, 2009 the Company did not purchase any shares of its common stock.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Numerator:
Net income attributable to Weight Watchers International, Inc.	$44,437	$52,569	$145,317	$158,637

Denominator:
Weighted average shares of common stock outstanding	75,127	77,010	76,310	76,996
Effect of dilutive common stock equivalents	201	147	180	100

Weighted average diluted common shares outstanding	75,328	77,157	76,490	77,096

EPS attributable to Weight Watchers International, Inc.:
Basic	$0.59	$0.68	$1.90	$2.06
Diluted	$0.59	$0.68	$1.90	$2.06

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 2,317 and 1,971 for the three months ended October 2, 2010 and October 3, 2009, respectively, and 2,210 and 2,399 for the nine months ended October 2, 2010 and October 3, 2009, respectively.

8.	Stock Plans

On May 6, 2008, May 12, 2004 and December 16, 1999, respectively, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”) and the 1999 Stock Purchase and Option Plan (the “1999 Plan” and together with the 2008 Plan and the 2004 Plan, the “Stock Plans”). These plans are designed to promote the long-term financial interests and growth of the Company by attracting, motivating and retaining employees with the ability to contribute to the success of the business and to align compensation for the Company’s employees over a multi-year period directly with the interests of the shareholders of the Company. The Company’s Board of Directors or a committee thereof administers the Stock Plans.

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

The effective tax rate for the three and nine months ended October 2, 2010 and October 3, 2009 was 38.9%. For the three and nine months ended October 2, 2010 and October 3, 2009, the primary differences between the U.S. federal statutory rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower statutory rates in certain foreign jurisdictions.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.	Legal

U.K. VAT Matter

In June 2008, the U.K. Court of Appeal issued a ruling that from April 1, 2005 Weight Watchers meeting fees in the United Kingdom were fully subject to 17.5% standard rated value added tax (“VAT”), thus reversing in its entirety an earlier 2007 decision of the U.K. First Tier Tribunal (Tax Chamber) (formerly known as the U.K. VAT and Duties Tribunal and hereinafter referred to as the “First Tier Tribunal”) in the Company’s favor. For over a decade prior to April 1, 2005, Her Majesty’s Revenue and Customs (“HMRC”) had determined that Weight Watchers meeting fees in the United Kingdom were only partially subject to 17.5% VAT. In light of the Court of Appeal’s ruling and in accordance with accounting guidance for contingencies, the Company recorded a charge of approximately $32,500 as an offset to revenue in the second quarter of fiscal 2008 for U.K. VAT liability (including interest) in excess of reserves previously recorded. Beginning in the third quarter of fiscal 2008, in accordance with accounting guidance for contingencies, the Company has recorded as an offset to revenue VAT charges associated with U.K. meeting fees as earned, consistent with the Court of Appeal’s ruling.

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

In March 2009, June 2009 and September 2009, HMRC raised additional notices of assessment against the Company in respect of U.K. VAT due for the periods January 1, 2006 to March 31, 2006, April 1, 2006 to June 30, 2006, and July 1, 2006 to September 30, 2006, respectively, which the Company similarly believed were raised outside the relevant statutory time limits. As a result, the Company challenged any amount of U.K. VAT that HMRC claimed to be owed by the Company for any period between October 1, 2005 and September 30, 2006 by filing notices of appeal during 2009 with the First Tier Tribunal against the U.K. VAT assessments issued for any such period. These appeals were consolidated and heard together in May 2010, and the First Tier Tribunal subsequently issued a ruling dismissing the Company’s consolidated appeal in August 2010. The Company has determined that it will not seek appeal of the First Tier Tribunal’s adverse ruling with respect to these matters. No charge is necessary as a result of the Company discontinuing its appeal of these matters.

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

In September 2007, the Company appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company and, in July 2008, filed this appeal with the First Tier Tribunal. The Company’s appeal was heard by the First Tier Tribunal in June 2009 and October 2009. In February 2010, the First Tier Tribunal issued a ruling that the Company’s U.K. leaders should have been

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

classified as employees for U.K. tax purposes and, as such, the Company should have withheld tax from its leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for the Company.

Although the Company is appealing this adverse ruling, in light of this ruling and in accordance with accounting guidance for contingencies, the Company recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. As it did beginning in the first quarter of fiscal 2010, the Company has recorded, and also intends to continue to record, a reserve for U.K. withholding taxes with respect to its U.K. leaders consistent with this ruling on a quarterly basis. Accordingly, the aggregate reserve for the period from April 2001 through the end of the third quarter of fiscal 2010 is approximately $40,355.

Sabatino v. Weight Watchers North America, Inc.

In September 2009, a lawsuit was filed in the Superior Court of California by one of the Company’s former leaders alleging violations of certain California wage and hour laws on behalf of herself, and, if approved by the court, other leaders and those employees who have performed the location coordinator function in California since September 17, 2005. In this matter, the plaintiff is seeking unpaid wages and certain other damages. In October 2009, the Company answered the complaint and removed the case to the U.S. District Court for the Northern District of California (the “Federal Court”). In July 2010, the plaintiff filed an amended complaint adding two additional named plaintiffs for this matter. In October 2010, the parties engaged in mediation and reached an agreement in principle to settle this matter in its entirety and, accordingly, the Company has recorded a reserve with respect to this matter of $6,500. The proposed settlement is subject to agreement on final documentation and is dependent upon final approval of the Federal Court.

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

As of October 2, 2010, the Company had interest rate swaps with notional amounts totaling $1,163,750. As of October 3, 2009, the Company had an interest rate swap with a notional amount of $900,000 and a forward-starting swap with an initial notional amount of $425,000. The effective date of the forward-starting swap was January 4, 2010.

The Company is hedging forecasted transactions for periods not exceeding the next five years. At October 2, 2010, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income/(loss) will be reclassified to the Company’s statement of income within the next twelve months due to ineffectiveness.

As of October 2, 2010, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive income/(loss) in the amount of $32,491 ($53,263 before taxes). As of October 3, 2009, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amount of $30,874 ($50,616 before taxes). For the three and nine months ended October 2, 2010 and October 3, 2009, there were no fair value adjustments recorded in the Company’s statement of income since all hedges were considered qualifying and effective.

The Company expects approximately $19,696 ($32,288 before taxes) of derivative losses included in accumulated other comprehensive income/(loss) at October 2, 2010, based on current market rates, will be reclassified into earnings within the next 12 months.

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter. As of October 2, 2010, the fair value of the Company’s long-term debt was approximately $1,373,789.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at October 2, 2010	$—	$—	$—	$—
Interest rate swap asset at January 2, 2010	$1,692	$—	$1,692	$—
Interest rate swap liability at October 2, 2010	$53,594	$—	$53,594	$—
Interest rate swap liability at January 2, 2010	$40,947	$—	$40,947	$—

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.	Comprehensive Income

Comprehensive income includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net income	$44,010	$51,948	$144,036	$156,714
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	(4,995)	5,487	(2,052)	6,465
Current period changes in fair value of derivatives, net of tax	3,112	(4,203)	8,755	6,452

Total other comprehensive income/(loss)	(1,883)	1,284	6,703	12,917

Comprehensive income	42,127	53,232	150,739	169,631
Comprehensive loss attributable to the noncontrolling interest	427	621	1,281	1,923

Comprehensive income attributable to Weight Watchers International, Inc.	$42,554	$53,853	$152,020	$171,554

14.	Segment Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable segments is as follows:

	Three Months Ended October 2, 2010
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$269,603	$61,003	$—	$330,606
Intercompany revenue	5,774	—	(5,774)	—

Total revenue	$275,377	$61,003	$(5,774)	$330,606

Depreciation and amortization	$7,371	$843	$—	$8,214

Operating income	$66,340	$24,107	$—	90,447

Interest expense				19,032
Other income, net				(611)
Provision for income taxes				28,016

Net income				$44,010

Total assets	$1,133,124	$263,833	$(293,900)	$1,103,057

	Three Months Ended October 3, 2009
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$274,440	$50,054	$—	$324,494
Intercompany revenue	4,826	—	(4,826)	—

Total revenue	$279,266	$50,054	$(4,826)	$324,494

Depreciation and amortization	$6,608	$1,212	$—	$7,820

Operating income	$84,438	$16,802	$—	101,240

Interest expense				16,677
Other expense, net				(425)
Provision for income taxes				33,040

Net income				$51,948

Total assets	$1,180,602	$190,430	$(294,307)	$1,076,725

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended October 2, 2010
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$917,330	$178,014	$—	$1,095,344
Intercompany revenue	16,847	—	(16,847)	—

Total revenue	$934,177	$178,014	$(16,847)	$1,095,344

Depreciation and amortization	$22,398	$2,964	$—	$25,362

Operating income	$235,900	$58,129	$—	294,029

Interest expense				57,320
Other income, net				1,025
Provision for income taxes				91,648

Net income				$144,036

Total assets	$1,133,124	$263,833	$(293,900)	$1,103,057

	Nine Months Ended October 3, 2009
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$937,663	$149,935	$—	$1,087,598
Intercompany revenue	14,188	—	(14,188)	—

Total revenue	$951,851	$149,935	$(14,188)	$1,087,598

Depreciation and amortization	$18,046	$3,806	$—	$21,852

Operating income	$263,615	$42,810	$—	306,425

Interest expense				50,375
Other expense, net				(400)
Provision for income taxes				99,736

Net income				$156,714

Total assets	$1,180,602	$190,430	$(294,307)	$1,076,725

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Cost of revenues, gross profit and gross margin, operating income and operating income margin, including components thereof, are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis), and, with respect to the third quarter and first nine months of fiscal 2009, as adjusted (on a non-GAAP basis) to include the impact of the previously reported adverse U.K. tax ruling relating to the self-employment status of the Company’s U.K. leaders and, with respect to the first nine months of fiscal 2009, to exclude the impact of restructuring charges associated with our previously disclosed cost savings initiatives. We generally refer to such non-GAAP financial measures as “excluding” or “adjusting for” the impact of this ruling and/or these restructuring charges. Our management believes these non-GAAP financial measures provide useful supplemental information to management and investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful for management and investors in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly titled measures reported by other companies.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 2, 2010 COMPARED TO THE THREE MONTHS ENDED OCTOBER 3, 2009

Fiscal 2010 third quarter revenues were $330.6 million, an increase of $6.1 million, or 1.9%, as compared to the prior year period. Net income attributable to the Company for the fiscal 2010 third quarter was $44.4 million, a decrease of $8.2 million, or 15.5%, from $52.6 million for the prior year period.

The table below shows our consolidated statements of income for the three months ended October 2, 2010 versus the three months ended October 3, 2009 on both a reported and an as adjusted basis. Results for the three months ended October 3, 2009 are adjusted to include expenses associated with the impact of the previously disclosed adverse U.K. self-employment tax ruling. See “Non-GAAP Financial Measures” above.

Statements of Income as Reported and Adjusted

	(In Millions, except per share amounts)
	For the Three Months Ended
	October 2, 2010	October 3, 2009	Increase/ (Decrease)	% Change
Revenues, net	$330.6	$324.5	$6.1	1.9%

Cost of revenues (as adjusted)(1)	152.1	147.6	4.5	3.0%
U.K. self-employment tax ruling(1)	—	(1.1)	1.1	100.0%

Cost of revenues	152.1	146.5	5.6	3.8%

Gross Profit	178.5	178.0	0.5	0.3%

Gross Margin %	54.0%	54.9%

Marketing expenses	39.4	35.8	3.6	10.1%

Selling, general & administrative expenses	48.6	40.9	7.7	18.8%

Operating income	90.4	101.2	(10.8)	(10.7%	)
Operating Income Margin %	27.4%	31.2%

Interest expense	19.0	16.7	2.3	13.8%
Other income, net	(0.6)	(0.4)	0.2	50.0%

Income before income taxes	72.0	85.0	(13.0)	(15.3%	)

Provision for income taxes	28.0	33.0	(5.0)	(15.2%	)

Net income	44.0	52.0	(8.0)	(15.4%	)
Net loss attributable to the noncontrolling interest	0.4	0.6	(0.2)	(33.3%	)

Net income attributable to the Company	$44.4	$52.6	$(8.2)	(15.5%	)

Weighted average diluted shares outstanding	75.3	77.2

Diluted EPS	$0.59	$0.68	$(0.09)	(13.4%	)

Note: Totals may not sum due to rounding.

(1)	With respect to the above table, “as adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of income for the three months ended October 3, 2009 to include $1.1 million in the cost of revenues for the impact of the U.K. self-employment tax ruling attributable to that quarter. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

As previously reported, in February 2010, the Company received an adverse U.K. self-employment tax ruling related to the self-employment status of its U.K. leaders which resulted in a charge to the fourth quarter of fiscal 2009 for fiscal 2009 and prior years. In addition, this ruling has ongoing impact and resulted in a current period charge in the third quarter of fiscal 2010 in the amount of $1.1 million. Our cost of revenues of $152.1 million for the third quarter of fiscal 2010 increased $5.6 million, or 3.8%, as compared to the third quarter of fiscal 2009. After adjusting the third quarter of fiscal 2009 for the portion of the U.K. self-employment tax ruling charge attributable to that quarter, as shown in the table above, our cost of revenues in the third quarter of fiscal 2010 would have increased by $4.5 million, or 3.0%, versus the prior year period.

The following summary table sets forth the reconciliation of selected financial data for the three months ended October 3, 2009 on a comparable basis, after the adjustment as noted and discussed above is reflected:

(in millions, except per share amounts)	Revenues, net	Gross Profit	Gross Margin %	Operating Income	Operating Income Margin %	Net Income Attributable to Company	Diluted EPS
Third quarter of fiscal 2009	$324.5	$178.0	54.9%	$101.2	31.2%	$52.6	$0.68

Adjustments to Reported Amounts
U.K. Self-Employment Tax Ruling	—	(1.1)		(1.1)		(0.7)	(0.01)

Total Adjustments	—	(1.1)		(1.1)		(0.7)	(0.01)

Third quarter of fiscal 2009, as adjusted (1)	$324.5	$176.9	54.5%	$100.2	30.9%	$51.8	$0.67

Note: Totals may not sum due to rounding

(1)	With respect to the above table, “as adjusted” is a non-GAAP financial measure that adjusts certain selected financial data for the three months ended October 3, 2009. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Net income attributable to the Company for the third quarter of fiscal 2010 of $44.4 million, which decreased by $8.2 million, or 15.5%, from $52.6 million in the prior year period, would have decreased by $7.4 million, or 14.3%, as compared to the adjusted third quarter of fiscal 2009 net income attributable to the Company of $51.8 million shown in the table above. Diluted earnings per share of $0.59 for the third quarter of fiscal 2010, which included a $0.05 charge per fully diluted share associated with the pending settlement of a California litigation described below (see “Legal Proceedings”), decreased by $0.09, or 13.4%, as compared to $0.68 for the third quarter of fiscal 2009. After adjusting the third quarter of fiscal 2009 for the U.K. self-employment tax ruling, which decreased diluted earnings per share by $0.01, diluted earnings per share for the third quarter of fiscal 2009 would have been $0.67. Comparing third quarter fiscal 2010 diluted earnings per share to the adjusted 2009 level would have resulted in a decrease of $0.08, or 12.2%. Higher interest expense accounted for $0.02 of the decline in diluted earnings per share in the third quarter of 2010 versus the prior year period.

Components of Revenue and Volumes

For the third quarter of fiscal 2010, net revenues of $330.6 million increased by 1.9% compared to $324.5 million in the comparable period of fiscal 2009. The third quarter of fiscal 2010 revenues included an unfavorable impact from foreign currency exchange rates, which reduced our revenues by $5.4 million, or 1.7%. Excluding this impact, revenues would have increased by 3.5% versus the prior year period. Strong performance in our WeightWatchers.com business, where revenues increased by 21.7% in the third quarter 2010, was the key driver. In the meeting business, total revenues decreased by 1.4%, but excluding the unfavorable impact of currency, revenues increased 0.4%. In constant currency, meeting business revenue increases in NACO and Continental Europe were nearly offset by a decrease in U.K. meeting business revenues.

For the third quarter of fiscal 2010, global meeting fees were $190.6 million, a decrease of $0.9 million, or 0.5%, from the prior year period. On a constant currency basis, fiscal 2010 third quarter global meeting fees increased $2.2 million, or 1.1%, from the prior year period. The increase was the result of a 2.6% increase in global meeting paid weeks to 20.8 million, up 0.5 million from 20.3 million in the prior year period. Paid weeks increased both in NACO and internationally from a combination of better enrollment trends and increased penetration of Monthly Pass, our lower priced recurring payment plan model. The favorable trend in paid weeks volume in the third quarter of 2010 built upon the improvement we experienced in the second quarter of 2010 where paid weeks increased 0.8% versus the second quarter of 2009. Global meeting fees per paid week decreased by 2.9% in third quarter fiscal 2010 versus the prior year period, and on a constant currency basis were down 1.3%. The slight decline in global meeting fees per paid week was mainly the result of increased promotional activity and higher penetration of Monthly Pass. Global attendance in the third quarter of fiscal 2010 declined by 4.8% versus the third quarter of fiscal 2009.

In NACO, meeting fees for the third quarter of fiscal 2010 were $128.9 million, a 2.0% or $2.5 million increase from $126.3 million for the third quarter of fiscal 2009. The increase in meeting fees was driven by a 2.8% increase in paid weeks. NACO’s paid weeks increased from 12.8 million in the third quarter of fiscal 2009 to 13.2 million in the third quarter of fiscal 2010, primarily as a result of improved enrollment trends and increased penetration of Monthly Pass. Attendance volume decreased 0.3 million, or 3.8%, from 7.2 million in the third quarter of fiscal 2009 to 7.0 million in the third quarter of fiscal 2010. The third quarter attendance performance was an improvement over the 10.9% performance decline in the first six months of 2010 versus the same period in 2009. Third quarter fiscal 2010 meeting fees per paid week were down marginally, 0.7%, versus the prior year period.

Our international meeting fees were $61.7 million for the third quarter of fiscal 2010, a decline of $3.4 million, or 5.3%, versus the third quarter of fiscal 2009. On a constant currency basis, international meeting fees were relatively flat as compared to the prior year period, down 0.1%. International paid weeks grew by 2.4% in the third quarter of fiscal 2010, from 7.5 million in the third quarter of fiscal 2009 to 7.7 million. The growth in paid weeks was fueled by higher penetration of Monthly Pass in many of our Continental European countries. The increased penetration of Monthly Pass, which is lower priced, resulted in a decrease in international meeting fees per paid week in the third quarter of fiscal 2010. International meeting fees per paid week were down 7.5%, or 2.4% on a constant currency basis, versus the prior year period. International meeting attendance declined by 6.2% in the third quarter as compared to the prior year quarter, driven primarily by a continuation of the negative attendance trend experienced in the United Kingdom throughout this year.

Global in-meeting product sales for the third quarter of fiscal 2010 were $52.2 million, a decline of $0.7 million, or 1.3%, from $52.9 million in the third quarter of fiscal 2009. On a constant currency basis, global in-meeting product sales increased 1.4% driven by NACO performance. Global in-meeting product sales per attendee increased 3.6% in the third quarter of fiscal 2010 versus the prior year period, and increased 6.4% on a constant currency basis, driven by both NACO and Continental Europe performance. NACO’s in-meeting product sales rose 4.6% in the third quarter of fiscal 2010 versus the prior year period to $28.0 million, despite a 3.8% decline in attendances in the quarter. NACO’s in-meeting product sales per attendee increased 8.7% in the third quarter of fiscal 2010 versus the prior year period on the strength of effective promotional campaigns. International in-meeting product sales were $24.2 million in the third quarter of fiscal 2010, a decrease of 7.4%, or 1.6% on a constant currency basis, versus the prior year period. On a per attendee basis, international in-meeting product sales decreased 1.2% but increased by 4.9% on a constant currency basis in the third quarter of fiscal 2010 versus the prior year period driven by strength in Continental Europe.

Internet revenues, which include subscription revenues from sales of Weight Watchers Online and Weight Watchers eTools as well as Internet advertising revenues, increased $10.8 million, or 21.7%, to $60.5 million for the third quarter of fiscal 2010, from $49.7 million for the third quarter of fiscal 2009. Our investment in WeightWatchers.com global marketing, which was 8.3% higher in this year’s third quarter versus the prior year period, drove online sign-up growth. End-of-period active online subscribers increased 27.4%, from 825,000 at October 3, 2009 to 1,051,000 at October 2, 2010.

Other revenues, comprised primarily of licensing revenues and revenues from our publications, were $24.5 million for the third quarter of fiscal 2010, a decline of $3.0 million, or 10.9%, versus the prior year period. Excluding the unfavorable impact of foreign currency, other revenues decreased by 9.5%. Third quarter 2010 global licensing revenues of $14.4 million decreased $0.9 million, or 6.0%, and 4.3% on a constant currency basis, versus the prior year period. International licensing revenues, which continue to be impacted by the weak economy and changes in consumer discretionary spending habits, decreased 10.7% in the third quarter of fiscal 2010 versus the prior year period, a decrease of 7.3% on a constant currency basis. NACO licensing revenues increased 7.7% in the third quarter of fiscal 2010 versus the prior year period primarily due to the addition of two new licensees.

Franchise royalties for the third quarter of fiscal 2010 were $1.9 million in the United States and $0.9 million internationally. Total franchise royalties of $2.8 million were 2.4% lower in the third quarter of fiscal 2010 versus the prior year period, and 0.7% lower on a constant currency basis.

Expenses and Margins

Cost of revenues increased to $152.1 million in the third quarter of fiscal 2010 as compared to $146.5 million in the third quarter of fiscal 2009. After adjusting the third quarter of fiscal 2009 for the impact of the U.K. self-employment tax ruling, cost of revenues would have been $147.6 million in that period. In comparison, third quarter 2010 cost of revenues would have increased 3.0% versus the adjusted prior year period.

Gross profit for the third quarter of fiscal 2010 was $178.5 million, an increase of $0.5 million, or 0.3%, versus the third quarter of fiscal 2009. After adjusting the third quarter of fiscal 2009 for the U.K. self-employment tax ruling, gross profit in that period would have been $176.9 million, and in comparison, third quarter 2010 gross profit would have increased $1.6 million, or 0.9%, versus the adjusted prior year period. Gross margin was 54.0% in the third quarter of fiscal 2010 as compared to the 54.9% 2009 third quarter unadjusted level, and 54.5% third quarter 2009 adjusted gross margin level. Of this gross margin decline, 50 basis points resulted from expenses associated with the pending settlement of the California litigation. Elsewhere in the meeting business, gross margin declined due to expenses related to the pending settlement of the California litigation and the impact in NACO and the United Kingdom of innovation related expenses and product discounting in advance of the new program launch later this year. Growth in the WW.com business resulted in gross margin expansion due to the low incremental variable costs of that business.

Marketing expenses for the third quarter of fiscal 2010 of $39.4 million increased $3.6 million compared to the third quarter of fiscal 2009, up 10.1%, or 12.2% on a constant currency basis. In the NACO and Continental European meeting businesses, increased television production and media drove this increase. Increased investment in WeightWatchers.com marketing successfully drove incremental online sign-ups and revenue. Marketing expenses as a percentage of revenues increased to 12.2% in the third quarter of fiscal 2010 as compared to 11.0% in the prior year period.

Selling, general and administrative expenses were $48.6 million for the third quarter of fiscal 2010 versus $40.9 million for the third quarter of fiscal 2009, an increase of $7.7 million, or 18.8%. Expenses related to the pending settlement of the California litigation, consulting fees and higher technology expenses drove this increase versus the prior year quarter. In NACO, we invested in outside consulting services regarding business growth strategies. Selling, general and administrative expenses as a percentage of revenues were 14.7% in the third quarter of 2010 as compared to 12.6% in the third quarter of 2009.

Our operating income for the third quarter of fiscal 2010 was $90.4 million as compared to $101.2 million in the third quarter of fiscal 2009, a decrease of $10.8 million, or 10.7%. On a constant currency basis, the third quarter of fiscal 2010 operating income was $91.9 million. After adjusting the third quarter of fiscal 2009 for the adverse U.K. self-employment tax ruling, operating income in that period would have been $100.2 million. When comparing the constant currency third quarter 2010 operating income of $91.9 million to the adjusted third quarter 2009 operating income of $100.2 million, third quarter 2010 operating income would have decreased by $8.3 million, or 8.3%, including $6.5 million of expenses associated with the pending settlement of the California litigation. Our operating income margin for the third quarter of fiscal 2010 was 27.4%, a decline of 380 basis points versus 31.2% in the third quarter of fiscal 2009; however, on an adjusted basis, our operating income margin would have declined 350 basis points. Of this margin decline, 190 basis points was attributable to reserves associated with the pending settlement of the California litigation. Higher marketing and higher selling, general and administrative expenses as a percentage of revenues drove the remaining operating income margin decline.

Interest expense was $19.0 million for the third quarter of fiscal 2010, an increase of $2.3 million, or 13.8%, from $16.7 million in the third quarter of fiscal 2009. This was primarily due to an increase in our credit spread resulting from our recent debt extension. The average credit spread increased from 1.16% in the third quarter of 2009 to 1.82% in the third quarter of 2010. The effective interest rate increased by 87 basis points from 4.19% in the third quarter of fiscal 2009 to 5.06% in the third quarter of fiscal 2010. The impact on interest expense of a decrease in the average value of debt outstanding, from $1,518.5 million in the third quarter of 2009 to $1,398.3 million in the third quarter of 2010, was offset by an increase in amortization of transaction fees.

For the third quarter of fiscal 2010, we reported other income of $0.6 million, as compared to $0.4 million of other income in the third quarter of fiscal 2009. The change resulted primarily from the impact of foreign currency exchange rates on intercompany transactions.

The effective tax rate on our results for the third quarter of fiscal 2010 and 2009 was 38.9%.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 2, 2010 COMPARED TO THE NINE MONTHS ENDED OCTOBER 3, 2009

For the first nine months of fiscal 2010, our revenues were $1,095.3 million, an increase of $7.7 million, or 0.7%, as compared to the prior year period. Net income attributable to the Company for the first nine months of fiscal 2010 was $145.3 million, a decrease of $13.3 million, or 8.4%, from $158.6 million for the prior year period.

The table below shows our consolidated statements of income for the nine months ended October 2, 2010 versus the nine months ended October 3, 2009 on both a reported basis and an as adjusted basis. Results for the nine months ended October 3, 2009 are adjusted to include expenses associated with the impact of the previously disclosed adverse U.K. self-employment tax ruling and to exclude the restructuring charges associated with our previously disclosed cost savings initiatives. See “Non-GAAP Financial Measures” above.

Statements of Income as Reported and Adjusted

	(In Millions, except per share amounts)
	For the Nine Months Ended
	October 2, 2010	October 3, 2009	Increase/ (Decrease)	% Change
Revenues, net	$1,095.3	$1,087.6	$7.7	0.7%

Cost of revenues (as adjusted)(1)	493.4	493.2	0.2	0.0%
U.K. self-employment tax ruling(1)	—	(3.2)	3.2	100.0%

Cost of revenues	493.4	490.0	3.4	0.7%

Gross Profit	601.9	597.6	4.3	0.7%

Gross Margin %	54.9%	55.0%

Marketing expenses	170.6	163.5	7.1	4.3%

Selling, general & administrative expenses (as adjusted)(1)	137.3	122.6	14.7	12.0%
Impact of restructuring (1)	—	5.1	(5.1)	(100.0%	)

Selling, general & administrative expenses	137.3	127.7	9.6	7.5%

Operating income	294.0	306.4	(12.4)	(4.0%	)
Operating Income Margin %	26.8%	28.2%

Interest expense	57.3	50.4	6.9	13.7%
Other expense/(income), net	1.0	(0.4)	1.4	+100%

Income before income taxes	235.7	256.4	(20.7)	(8.1%	)

Provision for income taxes	91.7	99.7	(8.0)	(8.0%	)

Net income	144.0	156.7	(12.7)	(8.1%	)
Net loss attributable to the noncontrolling interest	1.3	1.9	(0.6)	(31.6%	)

Net income attributable to the Company	$145.3	$158.6	$(13.3)	(8.4%	)

Weighted average diluted shares outstanding	76.5	77.1

Diluted EPS	$1.90	$2.06	$(0.16)	(7.7%	)

Note: Totals may not sum due to rounding.

(1)	With respect to the above table, “as adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of income for the nine months ended October 3, 2009 to include $3.2 million in the cost of revenues for the impact of the U.K. self-employment tax ruling attributable to that period, and to exclude from selling, general and administrative expenses the impact of a $5.1 million restructuring charge recorded in that period. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

As previously reported, in February 2010, the Company received an adverse U.K. self-employment tax ruling related to the self-employment status of its leaders, which resulted in a charge to the fourth quarter of fiscal 2009 for fiscal 2009 and prior years. In addition, this ruling resulted in a year to date charge for fiscal 2010 of $3.2 million. Our cost of revenues increased by $3.4 million, or 0.7%, from $490.0 million for the first nine months of fiscal 2009 to $493.4 million for the first nine months of fiscal 2010. After adjusting the first nine months of fiscal 2009 for the portion of the U.K. self-employment tax ruling charge attributable to that period, as shown in the table above, our cost of revenues in the first nine months of fiscal 2010 would have increased by $0.2 million, or 0%, versus the prior year period.

The Company also recorded $5.1 million of restructuring charges in the first nine months of fiscal 2009 associated with the previously announced cost savings initiatives. Selling, general and administrative expenses were $137.3 million, an increase of $9.6 million, or 7.5%, in the first nine months of fiscal 2010 versus the first nine months of fiscal 2009. After excluding the restructuring charges from the first nine months of fiscal 2009, selling, general and administrative expenses in the first nine months of fiscal 2010 would have increased by $14.7 million, or 12.0%, versus the first nine months of fiscal 2009. This increase in selling, general and administrative expenses was primarily the result of reserves associated with the pending settlement of the California litigation, higher legal fees in North America, and increased professional fees in the United Kingdom and North America meeting businesses.

The following summary table sets forth the reconciliation of selected financial data for the nine months ended October 3, 2009 on a comparable basis, after the two adjustments as noted and discussed above are reflected:

(in millions, except per share amounts)	Revenues, net	Gross Profit	Gross Margin %	Operating Income	Operating Income Margin %	Net Income Attributable to Company	Diluted EPS
Nine months of fiscal 2009	$1,087.6	$597.6	55.0%	$306.4	28.2%	$158.6	$2.06

Adjustments to Reported Amounts
Restructuring Charge	—	—		5.1		3.1	0.04
U.K. Self-Employment Tax Ruling	—	(3.2)		(3.2)		(2.2)	(0.03)

Total Adjustments	—	(3.2)		1.9		0.9	0.01

Nine months of fiscal 2009, as adjusted (1)	$1,087.6	$594.5	54.7%	$308.3	28.4%	$159.5	$2.07

Note: Totals may not sum due to rounding

(1)	With respect to the above table, “as adjusted” is a non-GAAP financial measure that adjusts certain selected financial data for the nine months ended October 3, 2009. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Net income attributable to the Company for the first nine months of fiscal 2010 of $145.3 million decreased by $13.3 million, or 8.4%, from $158.6 million in the prior year period. Compared to the adjusted net income attributable to the Company for the first nine months of fiscal 2009 of $159.5 million, as shown in the table above, net income attributable to the Company for the first nine months of 2010 would have declined by $14.2 million, or 8.9%. Diluted earnings per share of $1.90 for the first nine months of fiscal 2010, which included a $0.05 charge per fully diluted share associated with the pending settlement of the California litigation, declined by $0.16, or 7.7%, as compared to $2.06 for the first nine months of fiscal 2009. After adjusting the first nine months of fiscal 2009 diluted earnings per share for $0.04 associated with the restructuring charges and $0.03 for the U.K. self-employment tax ruling, diluted earnings per share for the first nine months of fiscal 2009 would have been $2.07. Diluted earnings per share in the first nine months of fiscal 2010 would have declined $0.17, or 8.2%, compared to the adjusted 2009 period.

Components of Revenue and Volumes

For the first nine months of fiscal 2010, net revenues of $1,095.3 million increased by $7.7 million, or 0.7%, compared to $1,087.6 million in the comparable period of fiscal 2009. Revenues in the first nine months of fiscal 2010 benefited from favorable foreign currency exchange rates, which increased our revenues for the nine months by $7.1 million. Excluding this benefit, revenues for the first nine months of 2010 increased by 0.1% versus the prior year period. A revenue shortfall in the first quarter 2010 versus first quarter 2009 was offset by increases in revenues in both the second and third quarters of 2010 versus their respective prior year periods. The first quarter revenue shortfall was the result of a combination of factors including cycling against a prior year innovation in the U.S. and U.K. meeting businesses. In addition, the meeting business was negatively impacted in the first quarter of 2010 by bad weather which lowered the propensity of our members to attend meetings. In the first nine months of 2010, robust growth in the WeightWatchers.com business and volume driven growth in Continental Europe was offset by performance weakness in the meeting business in the United Kingdom and, in the first quarter of fiscal 2010, in NACO.

For the first nine months of fiscal 2010, global meeting fees were $623.0 million, a decrease of $10.4 million, or 1.6%, from the prior year period. On a constant currency basis, fiscal 2010 first nine months global meeting fees decreased $14.1 million, or 2.2%, as compared to the prior year period. The decrease in constant currency global meeting fees was driven by declines in paid weeks and enrollments in the United Kingdom and NACO, which were partially offset by gains in Continental Europe, where we launched the new ProPoints program innovation. Global meeting paid weeks declined 0.3 million, or 0.4%, in the first nine months of fiscal 2010 versus the prior year period. Global meeting paid weeks performance on a quarterly basis during the first nine months of fiscal 2010 versus the prior year period has improved, primarily as a result of improvements in the NACO business. In the third quarter of fiscal 2010, global meeting paid weeks increased 2.6% versus the third quarter of fiscal 2009. This compares to a 0.8% increase in the second quarter of fiscal 2010 and a 4.2% decline in the first quarter of fiscal 2010 versus their comparable prior year periods. On a per paid week basis, nine month fiscal 2010 global meeting fees declined 1.2% versus the prior year period, or 1.8% on a constant currency basis, mainly as a result of promotional offers and higher penetration of Monthly Pass, our lower priced recurring payment plan. Global attendance in the first nine months of fiscal 2010 decreased by 7.4% to 40.1 million from 43.4 million in the same period of fiscal 2009, driven by the 12.0% attendance decline that we experienced in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. In the first quarter of fiscal 2010, extreme weather in many of our geographies lowered the propensity of our members to attend meetings. In addition, during that quarter, the U.S. and U.K. meeting businesses were cycling against a prior year innovation.

In NACO, meeting fees for the first nine months of fiscal 2010 were $414.8 million, a decrease of $12.5 million, or 2.9%, from $427.3 million for the first nine months of fiscal 2009. This decline in meeting fees was driven primarily by a 2.6% decrease in paid weeks, from 42.6 million in the first nine months of fiscal 2009 to 41.5 million in the first nine months of fiscal 2010. Over the same period, attendance volume decreased by 2.3 million, or 8.9%, from 25.7 million in the first nine months of fiscal 2009 to 23.4 million in the first nine months of fiscal 2010. Both paid weeks and attendance performance have, however, trended up over the nine month period. In the first quarter of 2010, paid weeks declined 8% versus the comparable prior year period, but performance improved in the second quarter of 2010, with paid weeks declining to a lesser degree, down 1.8% versus the comparable prior year period. In the third quarter 2010, the trend turned positive, with paid weeks growing 2.8% versus the third quarter of fiscal 2009. Attendance trends also improved across the first nine months of fiscal 2010. While first quarter 2010 attendance was down 16% versus the comparable prior year period, second and third quarters 2010 attendances were down 4.9% and 3.8%, respectively, versus their comparable prior year periods. As previously noted, the first quarter of 2010 was negatively impacted by the combination of bad weather and cycling against a prior year innovation launch. The improvements in trend began early in the second quarter coincident with the launch of our new marketing campaign featuring Jennifer Hudson, which resulted in better enrollments, paid weeks and attendance volume performance throughout the second and third quarters.

Our international meeting fees were $208.3 million for the first nine months of fiscal 2010, an increase of $2.1 million, or 1.0%, from the prior year period. On a constant currency basis, international meeting fees increased $1.0 million, or 0.5%, driven by a 3.4% increase in meeting paid weeks. Monthly Pass was the primary driver of this increase in meeting paid weeks in the first nine months of fiscal 2010 versus the prior year period, with all of the increase coming from Continental Europe. In Continental Europe, higher volume was driven by the success of our new program innovation, ProPoints. International meeting fees per paid week decreased 2.3%, and 2.8% on a constant currency basis, in the first nine months of fiscal 2010 versus the prior year period. This decrease resulted from higher penetration of our lower priced Monthly Pass, higher promotional activity, and a return to higher value added tax, or VAT, rates in the United Kingdom after a temporary government abatement. International attendance declined 5.3% in the first nine months of 2010 versus the prior year period, with United Kingdom declines offsetting gains in Continental Europe.

Global in-meeting product sales for the first nine months of fiscal 2010 were $200.4 million, a decrease of $2.2 million, or 1.1%, from $202.6 million in the first nine months of fiscal 2009. On a per attendee basis, global in-meeting product sales increased 6.8% in the first nine months of fiscal 2010 versus the prior year period, or 6.1% on a constant currency basis. In NACO, first nine months fiscal 2010 in-meeting product sales of $105.0 million increased by $1.3 million, or 1.3%, versus the prior year period on the strength of an 11.1% per attendee increase in in-meeting product sales versus the prior year period. This increase was primarily the result of new consumable product launches along with an effective promotional campaign. International in-meeting product sales were $95.4 million in the first nine months of fiscal 2010, a decrease of 3.6%, or 4.1% on a constant currency basis, versus the prior year period. On a per attendee basis, international in-meeting product sales increased 1.8% in the first nine months of fiscal 2010 versus the prior year period, and increased 1.2% on a constant currency basis.

Internet revenues, which include subscription revenues from sales of Weight Watchers Online and Weight Watchers eTools as well as Internet advertising revenues, increased $28.0 million, or 18.9%, to $176.4 million for the first nine months of fiscal 2010 from $148.4 million for the first nine months of fiscal 2009. On a constant currency basis, Internet revenues increased 18.0% in the first nine months of fiscal 2010 versus the prior year period, driven by higher online sign-ups. Online sign-ups increased in the first nine months of fiscal 2010 versus the prior year period, driven by strong marketing campaigns, particularly in the United States, and the launch of the new ProPoints program in Continental Europe. End-of-period active online subscribers increased 27.4%, from 825,000 at October 3, 2009 to 1,051,000 at October 2, 2010.

Other revenues, comprised primarily of licensing revenues and revenues from our publications, were $86.1 million for the first nine months of fiscal 2010, a decrease of $6.6 million, or 7.1%, from $92.7 million in the first nine months of fiscal 2009. Excluding the impact of foreign currency, other revenues were down 8.1% in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009. Our global licensing revenues in the first nine months of fiscal 2010 decreased 5.0%, or 5.6% on a constant currency basis, versus the prior year period. Most of the food products in the better-for-you category which encompasses our licenses are premium priced, and the category has experienced downward trends in the current economic environment. NACO licensing revenues declined 2.9% in the first nine months of fiscal 2010 versus the prior year period resulting from decreases in existing licenses, notably soup and dairy products, partially offset by the introduction of two new licensees. International licensing revenues decreased 4.5% in the first nine months of fiscal 2010 versus the prior year period, a decrease of 5.9% on a constant currency basis.

Franchise royalties for the first nine months of fiscal 2010 were $6.1 million in the United States and $3.4 million internationally. Total franchise royalties of $9.5 million were 9.8% lower in the first nine months of fiscal 2010 versus the prior year period, and 8.8% lower on a constant currency basis, underperforming compared to the Company-owned meeting business.

Expenses and Margins

Cost of revenues was $493.4 million for the first nine months of fiscal 2010, an increase of $3.4 million, or 0.7%, from $490.0 million for the prior year period. After adjusting the first nine months of fiscal 2009 for the impact of the U.K. self-employment tax ruling, cost of revenues for that period would have been $493.2 million. When comparing the first nine months of fiscal 2010 to the adjusted 2009 level, cost of revenues for the first nine months of fiscal 2010, which included expenses associated with the pending settlement of the California litigation, would have declined $0.2 million, or 0.04%.

Gross profit for the first nine months of fiscal 2010 of $601.9 million, which increased $4.3 million, or 0.7%, would have increased $7.5 million, or 1.3%, from $594.5 million for the first nine months of fiscal 2009 after adjusting for the U.K. self-employment tax ruling. Gross margin was 54.9% in the first nine months of fiscal 2010, slightly below the 55.0% 2009 first nine months unadjusted level, but above the first nine months 2009 adjusted level of 54.7%. Margin growth occurred in the WeightWatchers.com business due to the low incremental variable costs of that business. This growth was partially offset by a decline in meeting business gross margin resulting primarily from innovation related expenses and product discounting in NACO and the United Kingdom in advance of the new program launch later this year.

Marketing expenses for the first nine months of fiscal 2010 of $170.6 million increased from the first nine months of fiscal 2009 by 4.3%. Excluding the impact of foreign currency, marketing expenses were up $4.5 million, or 2.8%, in the first nine months of fiscal 2010 versus the prior year period. We increased marketing spending in the WeightWatchers.com business globally, which drove significant sign-up growth. In the meeting business, marketing expense was slightly reduced, mainly as a result of advertising rate efficiencies and the timing of winter production costs. Marketing expenses as a percentage of revenues were 15.6% in the first nine months of fiscal 2010 as compared to 15.0% in the prior year period.

Selling, general and administrative expenses were $137.3 million for the first nine months of fiscal 2010 versus $127.7 million for the first nine months of fiscal 2009, an increase of $9.6 million, or 7.5%. After adjusting the first nine months of fiscal 2009 to exclude the restructuring charges associated with our previously disclosed cost saving initiatives, selling, general and administrative expenses for the first nine months of fiscal 2010 would have increased $14.7 million, or 12.0%, compared to $122.6 million in the first nine months of fiscal 2009. The increase was driven by expenses related to the pending settlement of the California litigation, higher legal and consulting fees, and bad debt expense. Selling, general and administrative expenses as a percentage of revenues for the first nine months of fiscal 2010 were 12.5% and for the first nine months of fiscal 2009 were 11.7%, or 11.3% on an as adjusted basis.

Our operating income for the first nine months of fiscal 2010 was $294.0 million, a decrease of $12.4 million, or 4.0%, from $306.4 million in the first nine months of fiscal 2009. After adjusting the first nine months of 2009 to exclude the restructuring charges associated with our cost saving initiatives and to include the impact of the U.K. self-employment tax ruling, adjusted operating income in that period would have been $308.3 million. When comparing the first nine months 2010 operating income to this adjusted 2009 operating income, 2010 operating income for the period would have decreased by $14.3 million, or 4.6%, including $6.5 million of expenses associated with the pending settlement of the California litigation. Our operating income margin for the first nine months of fiscal 2010 was 26.8%, a decrease of 140 basis points versus 28.2% in the first nine months of fiscal 2009, and a decrease of 160 basis points when comparing to the adjusted 2009 operating income margin of 28.4%. Of the decrease in operating income margin, 60 basis points resulted from the pending settlement of the California litigation. The remainder of the operating income margin decline resulted from higher marketing and other selling, general and administrative expenses as a percentage of revenues.

Interest expense was $57.3 million for the first nine months of fiscal 2010, an increase of $6.9 million, or 13.7%, from $50.4 million in the first nine months of fiscal 2009. Higher interest expense was driven by increases in our credit spread resulting from our recent debt extension and in the average notional value of interest rate swaps, as well as by higher amortization of transaction fees. The impact of these was partially offset by lower LIBO rates and a decrease in the average debt outstanding. The average credit spread increased from 1.15% in the first nine months of 2009 to 1.58% in the first nine months of 2010. The average notional value of our interest rate swaps increased from $900.0 million in the first nine months of fiscal 2009 to $1,271.3 million in the first nine months of fiscal 2010. The resultant effective interest rate increased by 87 basis points from 4.14% in the first nine months of fiscal 2009 to 5.01% in the first nine months of fiscal 2010. The average value of debt outstanding decreased from $1,577.6 million in the first nine months of 2009 to $1,423.3 million in the first nine months of 2010.

For the first nine months of fiscal 2010, we reported other expense of $1.0 million, as compared to $0.4 million of other income in the first nine months of fiscal 2009. The change resulted primarily from the impact of foreign currency exchange rates on intercompany transactions.

The effective tax rate on our results for the first nine months of fiscal 2010 and fiscal 2009 was 38.9%.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

For the nine months ended October 2, 2010, cash and cash equivalents were $72.9 million, an increase of $26.8 million from the end of fiscal 2009. Cash flows provided by operating activities for the nine months ended October 2, 2010 were $234.9 million, exceeding the nine month period’s $145.3 million net income attributable to the Company by $89.6 million. Cash flows provided by operating activities included a cash payment of $29.1 million for prior period charges associated with the June 2008 adverse U.K. tax ruling we received regarding the imposition of U.K. VAT on our U.K. meeting fee revenue. See “Item 1. Legal Proceedings–U.K. VAT Matter.”

The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital, as described below, see “— Balance Sheet”, and as a result of differences between book and cash taxes. Net cash used for investing and financing activities combined totaled $206.1 million. Net cash used for investing activities of $15.9 million consisted primarily of capital expenditures. Net cash used for financing activities totaled $190.2 million and consisted primarily of stock repurchases of $76.9 million and dividend payments of $40.4 million, as well as long-term debt payments of $64.1 million and financing costs of $11.4 million in connection with our debt extension.

For the nine months ended October 3, 2009, cash and cash equivalents were $62.8 million, an increase of $15.5 million from the end of fiscal 2008. Cash flows provided by operating activities for the nine months ended October 3, 2009 were $242.2 million, exceeding the nine month period’s $158.6 million net income attributable to the Company by $83.6 million. The excess of cash flows provided by operating activities over net income arose from changes in our working capital and differences between book and cash taxes. Net cash used for investing and financing activities combined totaled $230.9 million. Net cash used for investing activities, consisting primarily of capital spending, utilized $19.2 million. Net cash used for financing activities totaled $211.7 million, including dividend payments of $40.6 million and long-term debt payments of $172.9 million.

Balance Sheet

Comparing our balance sheet at October 2, 2010 with our balance sheet at January 2, 2010, our cash balance increased by $26.8 million. Our working capital deficit at October 2, 2010 was $377.9 million, including $72.9 million of cash and cash equivalents and $224.7 million of current portion of long-term debt. This compared to a working capital deficit of $336.1 million at January 2, 2010, which included $46.1 million of cash and cash equivalents and $215.0 million of current portion of long-term debt. Excluding the changes in cash and cash equivalents and current portion of long-term debt from both periods, the working capital deficit at October 2, 2010 was $226.1 million as compared to $167.2 million at January 2, 2010, an increase of $58.9 million.

The $58.9 million increase in the working capital deficit in the first nine months of 2010 from the January 2, 2010 level was driven primarily by operational items, which increased the deficit by $67.0 million. These operational items, consistent with the seasonality of our business, included higher deferred revenue associated with greater penetration of our Monthly Pass recurring payment plans, lower inventory levels, and higher accruals primarily for advertising and payroll timing. In addition to these operational items, the working capital deficit included a $14.3 million increase in the derivative payable and $9.1 million of higher income tax liabilities, both of which increased the working capital deficit, and a $31.5 million decline in the U.K. VAT liability, which was an offsetting decrease to the working capital deficit.

Long-Term Debt

Our credit facilities consist of a term loan facility and a revolving credit facility, or collectively, the WWI Credit Facility. The term loan facility consists of two tranche A loans, or Term A Loan and Additional Term A Loan, a tranche B loan, or Term B Loan, a tranche C loan, or Term C Loan, and a tranche D loan, or Term D Loan, in an aggregate original principal amount of $1,550.0 million. The revolving credit facility, or the Revolver, consists of two tranches, or Revolver I and Revolver II, of up to $500.0 million in the aggregate. At October 2, 2010, we had $1,388.9 million outstanding under the WWI Credit Facility with an additional $329.9 million of availability under the Revolver.

At October 2, 2010, and January 2, 2010, our debt consisted entirely of variable-rate instruments. Interest rate swaps are entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 2.14% and 1.47% per annum at October 2, 2010 and January 2, 2010, respectively.

The following schedule sets forth our long-term debt obligations (and interest rates, exclusive of the impact of swaps) at October 2, 2010:

Long-Term Debt

At October 2, 2010

(Balances in millions)

	Balance	LIBOR	Applicable Margin	Interest Rate
Revolver I due 2011	$56.6	0.31%	1.00%	1.31%
Revolver II due 2014	112.4	0.31%	2.50%	2.80%
Term A Loan due 2011	64.1	0.31%	1.00%	1.31%
Additional Term A Loan due 2013	225.1	0.31%	1.00%	1.31%
Term B Loan due 2014	240.6	0.31%	1.50%	1.81%
Term C Loan due 2015	448.8	0.31%	2.25%	2.56%
Term D Loan due 2016	241.3	0.31%	2.25%	2.56%

Total Debt	1,388.9
Less Current Portion	224.7

Total Long-Term Debt	$1,164.2

The WWI Credit Facility provides that term loans and the Revolver bear interest, at our option, at LIBOR plus an applicable margin per annum or the alternative base rate (as defined in the WWI Credit Facility Agreement) plus an applicable margin per annum. At October 2, 2010, the Term A Loan, Additional Term A Loan and Revolver I bore interest at a rate equal to LIBOR plus 1.00% per annum; the Term B Loan bore interest at a rate equal to LIBOR plus 1.50% per annum; the Term C Loan and Term D Loan bore interest at a rate equal to LIBOR plus 2.25% per annum; and the Revolver II bore interest at a rate equal to LIBOR plus 2.50% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, at October 2, 2010, we were required to pay a commitment fee to the lenders under the Revolver I and Revolver II with respect to the unused commitments at a rate equal to 0.20% per annum and 0.50% per annum, respectively.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. At October 2, 2010, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

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

The following schedule sets forth our year-by-year debt obligations at October 2, 2010:

Total Debt Obligation

(Including Current Portion)

At October 2, 2010

(in millions)

Remainder of fiscal 2010	$28.8
Fiscal 2011	222.9
Fiscal 2012	130.6
Fiscal 2013	53.4
Fiscal 2014	370.0
Thereafter	583.2

Total	$1,388.9

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

Stock Transactions

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized adding $250.0 million to this program. No shares will be purchased from Artal Holdings Sp. zo.o. and its parents and subsidiaries under the program. During the nine months ended October 2, 2010, the Company repurchased in its third quarter 1.7 million shares of its common stock in the open market for a total cost of $49.1 million. During the nine months ended October 3, 2009, the Company did not repurchase any shares of its common stock.

OFF-BALANCE SHEET TRANSACTIONS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, such as entities often referred to as structured finance or special purpose entities.

SEASONALITY

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in fiscal 2009, Easter fell on April 12, which means that our spring marketing campaign began in the second quarter of fiscal 2009 as opposed to the first quarter of fiscal 2008. The introduction of Monthly Pass in the meeting business has resulted in less seasonality with regards to our meeting fee revenues because its revenues are amortized over the related subscription period. Our operating income for the first half of the year is generally the strongest. While WW.com experiences similar seasonality in terms of new subscriber signups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

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

Based on the amount of our variable rate debt and interest swap agreements as of October 2, 2010, a hypothetical 50 basis point increase or decrease in interest rates on our variable debt would increase or decrease our annual interest expense by approximately $1.1 million.

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

U.K. VAT Matter

In June 2008, the U.K. Court of Appeal issued a ruling that from April 1, 2005 Weight Watchers meeting fees in the United Kingdom were fully subject to 17.5% standard rated VAT, thus reversing in its entirety an earlier 2007 decision of the U.K. First Tier Tribunal (Tax Chamber) (formerly known as the U.K. VAT and Duties Tribunal), or the First Tier Tribunal, in our favor. For over a decade prior to April 1, 2005, Her Majesty’s Revenue and Customs, or HMRC, had determined that Weight Watchers meeting fees in the United Kingdom were only partially subject to 17.5% VAT. In light of the Court of Appeal’s ruling and in accordance with accounting guidance for contingencies, we recorded a charge of approximately $32.5 million as an offset to revenue in the second quarter of fiscal 2008 for U.K. VAT liability (including interest) in excess of reserves previously recorded. Beginning in the third quarter of fiscal 2008, in accordance with accounting guidance for contingencies, we have recorded as an offset to revenue VAT charges associated with U.K. meeting fees as earned, consistent with the Court of Appeal’s ruling.

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

In March 2009, June 2009 and September 2009, HMRC raised additional notices of assessment against us in respect of U.K. VAT due for the periods January 1, 2006 to March 31, 2006, April 1, 2006 to June 30, 2006, and July 1, 2006 to September 30, 2006, respectively, which we similarly believed were raised outside the relevant statutory time limits. As a result, we challenged any amount of U.K. VAT that HMRC claimed to be owed by us for any period between October 1, 2005 and September 30, 2006 by filing notices of appeal during 2009 with the First Tier Tribunal against the U.K. VAT assessments issued for any such period. These appeals were consolidated and heard together in May 2010, and the First Tier Tribunal subsequently issued a ruling dismissing our consolidated appeal in August 2010. We have determined that we will not seek appeal of the First Tier Tribunal’s adverse ruling with respect to these matters. No charge is necessary as a result of our discontinuing our appeal of these matters.

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

In September 2007, we appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us and, in July 2008, filed this appeal with the First Tier Tribunal. Our appeal was heard by the First Tier Tribunal in June 2009 and October 2009. In February 2010, the First Tier Tribunal issued a ruling that our U.K. leaders should have been classified as employees for U.K. tax purposes and, as such, we should have withheld tax from our leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for us.

Although we are appealing this adverse ruling, in light of this ruling and in accordance with accounting guidance for contingencies, we recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. As we did beginning in the first quarter of fiscal 2010, we have recorded, and also intend to continue to record, a reserve for U.K. withholding taxes with respect to our U.K. leaders consistent with this ruling on a quarterly basis. Accordingly, the aggregate reserve for the period from April 2001 through the end of the third quarter of fiscal 2010 is approximately $40.4 million.

Sabatino v. Weight Watchers North America, Inc.

In September 2009, a lawsuit was filed in the Superior Court of California by one of our former leaders alleging violations of certain California wage and hour laws on behalf of herself, and, if approved by the court, other leaders and those employees who have performed the location coordinator function in California since September 17, 2005. In this matter, the plaintiff is seeking unpaid wages and certain other damages. In October 2009, we answered the complaint and removed the case to the U.S. District Court for the Northern District of California, or the Federal Court. In July 2010, the plaintiff filed an amended complaint adding two additional named plaintiffs for this matter. In October 2010, the parties engaged in mediation and reached an agreement in principle to settle this matter in its entirety and, accordingly, we have recorded a reserve with respect to this matter of $6.5 million. The proposed settlement is subject to agreement on final documentation and is dependent upon final approval of the Federal Court.

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

This table provides certain information with respect to our purchases of shares of Weight Watchers International, Inc.’s common stock during the third quarter of fiscal 2010:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 4 - August 7	720,000	$26.69	720,000	$50,657,821

August 8 - September 4	420,300	29.15	420,300	$38,407,563

September 5 - October 2	570,000	30.95	570,000	$20,764,572

Total	1,710,300	$28.71	1,710,300

(1)	All shares were purchased under our repurchase program.
(2)	For a discussion of our repurchase program, see Note 6 to the Unaudited Consolidated Financial Statements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: November 12, 2010	By:	/s/ David P. Kirchhoff
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Ann M. Sardini
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