Form 10-K
period 2011-01-01
WEIGHT WATCHERS INTERNATIONAL INC
filed 2011-03-02
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011.

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

Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of July 2, 2010 (based upon the average bid and asked price of $25.20 per share of common stock as of July 2, 2010, the last business day of the registrant’s second fiscal quarter of 2010, as quoted on the New York Stock Exchange) was $820,780,128. For purposes of this computation, it is assumed that shares of common stock held by our directors, officers and our controlling shareholders would be deemed stock held by affiliates.

The number of shares outstanding of common stock as of January 31, 2011 was 72,781,326.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2011 annual meeting of shareholders scheduled to be held on May 10, 2011 are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended January 1, 2011.

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

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Annual Report on Form 10-K:

•	“fiscal 2001” refers to our fiscal year ended December 29, 2001;

•	“fiscal 2002” refers to our fiscal year ended December 28, 2002;

•	“fiscal 2003” refers to our fiscal year ended January 3, 2004;

•	“fiscal 2004” refers to our fiscal year ended January 1, 2005;

•	“fiscal 2005” refers to our fiscal year ended December 31, 2005;

•	“fiscal 2006” refers to our fiscal year ended December 30, 2006;

•	“fiscal 2007” refers to our fiscal year ended December 29, 2007;

•	“fiscal 2008” refers to our fiscal year ended January 3, 2009;

•	“fiscal 2009” refers to our fiscal year ended January 2, 2010; and

•	“fiscal 2010” refers to our fiscal year ended January 1, 2011.

The following terms used in this Annual Report on Form 10-K are our trademarks: Weight Watchers®, WeightWatchers.com®, POINTS®, ProPoints® and PointsPlus™.

ii

PART I

Item 1.	Business

Overview

We are a leading, global-branded consumer company and the world’s leading provider of weight management services, operating globally through a network of Company-owned and franchise operations. With over four decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. In 2010, consumers spent over $4 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, products sold at meetings, Internet subscription products sold by WeightWatchers.com, licensed products sold in retail channels and magazine subscriptions and other publications.

The high awareness and credibility of our brand among all types of weight-conscious consumers—women and men, consumers online and offline, the support-inclined and the self-help-inclined—provide us with a significant competitive advantage and growth opportunity. As the number of overweight and obese people worldwide grows, we believe our global presence and brand awareness uniquely position us to capture an increasing share of the global weight management market through our core meetings business and our additional growth vehicles, such as WeightWatchers.com.

In the more than 45 years since our founding, we have built our meetings business by helping millions of people around the world lose weight through sensible and sustainable food plans, exercise, behavior modification and group support. Each week, approximately 1.2 million members attend over 45,000 Weight Watchers meetings around the world, which are run by more than 12,000 leaders—each of whom has lost weight on our program. We are constantly improving our scientifically-based weight management approaches, and we are one of only a few commercial weight management programs whose efficacy has been clinically proven. Our strong brand, together with the effectiveness of our plans, loyal customer base and unparalleled network and infrastructure, enable us to attract new and returning members efficiently. Our customer acquisition costs are relatively low due to both word of mouth referrals and our efficient mass marketing programs.

Through WeightWatchers.com, we offer Internet subscription weight management products to consumers and maintain an interactive presence on the Internet for the Weight Watchers brand. We believe WeightWatchers.com is the global leading provider of weight management Internet subscription products. Currently, we provide two Internet subscription offerings: Weight Watchers Online and Weight Watchers eTools. Weight Watchers Online provides interactive and personalized resources that allow users to follow our weight management plans via the Internet. Weight Watchers eTools is the Internet weight management companion for Weight Watchers meetings members who want to interactively manage the day-to-day aspects of their weight management plans on the Internet. Weight Watchers eTools is offered for free as part of our Monthly Pass commitment plan, or Monthly Pass, which provides our meetings members with unlimited access to meetings at a discounted monthly rate. We currently offer our two Internet subscription products in eleven countries, including the United States, the United Kingdom, Germany and Australia.

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

The Global Weight Management Market

We participate in the global weight management market. According to Marketdata Enterprises, the weight management industry had revenue of approximately $60 billion in 2009 in the United States alone. The number of overweight and obese people has steadily increased around the world over the past 20 years and is estimated to reach approximately 3.0 billion by 2015, primarily driven by changing eating patterns and increasingly sedentary lifestyles. Between 2007 and 2008, 68% of Americans over the age of 19 were considered overweight and almost half of these were obese. Numerous diseases, including heart disease, high blood pressure and Type II diabetes, are associated with being overweight or obese. We believe the growing population of overweight people who are motivated by both an increasing awareness of the health benefits of weight loss and the desire to improve their appearance is fueling the growth in demand for weight management programs. We believe this growth and awareness is also a result of an increasing willingness of employers and governments to promote and contribute towards the cost of weight management programs.

Our Services and Products

Our Weight Management Plans

In each of our markets, we offer services and products that are built upon our weight management plans which are comprised of a range of nutritional, exercise and behavioral tools and approaches. PointsPlus and ProPoints, our current weight management plans, are innovative, new systems, with similar methodologies, developed from a combination of the latest nutritional scientific research and insights of customers who have experienced prior Weight Watchers plans. For example, the PointsPlus system is similar to the patented POINTS Weight Loss System as it specifies a simple value for each food. The PointsPlus value of a food, however, is determined by a unique and proprietary formula based on the food’s protein, carbohydrates, fat and dietary fiber content. The formula takes into account how these nutrients are processed by the body as well as their impact on satiety. Subject to certain nutritional guidelines, consumers following the PointsPlus program can eat any food as long as the PointsPlus value of their total food consumption stays within their personalized PointsPlus “budget”. Since nutritious foods generally have low PointsPlus values, this approach guides consumers toward healthier eating habits. Under the PointsPlus program, consumers are taught different techniques shown to help them in their weight loss efforts, such as being encouraged to choose specified “Power Foods” as part of their daily “PointsPlus Target” to, among other things, maximize eating satisfaction in relation to other similar foods. “Power Foods” are foods that are shown to be healthier and more satisfying food choices based on unique and proprietary formulas assigned to categories of similar foods. At the end of 2009 and during 2010, the ProPoints program was launched in Continental Europe. At the end of 2010, we launched the PointsPlus program in the United States and Canada, and the ProPoints program in the United Kingdom and Australia.

Our Meetings

We present our program in a series of weekly meetings of approximately one hour in duration. Meetings are conveniently scheduled throughout the day. Typically, we hold meetings in either meeting rooms in civic or other community centers or in leased locations.

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

In our meetings, our leaders present our program in a manner that combines group support and education with a structured approach to food, activity and lifestyle modification developed by credentialed weight management experts. Our more than 12,000 leaders run our meetings and educate members on the Weight Watchers method of successful and sustained weight management. Our leaders also provide inspiration and motivation for our members and are examples of our program’s effectiveness because they have lost weight and maintained their weight loss on our program.

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

Our leaders help set a member’s weight goal within a healthy range based on body mass index. When members reach their weight goal and maintain it for six weeks, they achieve lifetime member status. This gives them the privilege to attend our meetings free of charge as long as they maintain their weight within a certain range. Successful members also become eligible to apply for positions as leaders. Field management and current leaders constantly identify potential new leaders from members who have strong interpersonal skills. Leaders are usually paid on a commission basis.

Our traditional payment structure in our meetings business is a “pay-as-you-go” arrangement. A new member pays an initial registration fee and then a weekly fee for each meeting attended, although free registration is offered as a promotion during certain times of the year. We also offer prepayment plans consisting of pre-paid meeting vouchers and coupons.

In fiscal 2006, we introduced the Monthly Pass commitment plan in NACO. We subsequently introduced Monthly Pass in eight additional markets, including the United Kingdom, Germany and Australia. Monthly Pass is generally offered at an approximate 20% to 25% discount to the typical “pay-as-you-go” weekly fee depending on the country. Under the terms of Monthly Pass, a fee is charged automatically to the member’s credit card on a monthly basis until the member elects to cancel. Monthly Pass is available for purchase throughout the year. As part of Monthly Pass, members receive unlimited access to meetings at this discounted monthly price plus free access to Weight Watchers eTools, the Internet weight management companion for Weight Watchers meetings members. More than half of our member attendances, and more than three quarters of our meeting paid weeks, were attributable to Monthly Pass in each of the markets where it has been offered for at least a year.

As of the end of fiscal 2010, less than 17% of our total worldwide attendance was represented by franchised operations. We estimate that, in fiscal 2010, these franchised operations attracted attendance of approximately 10 million people. Franchisees typically pay us a fee equal to 10% of their meeting fee revenues. We have enjoyed a mutually beneficial relationship with our franchisees over many years. In our early years, we used an aggressive franchising strategy to quickly establish a meeting infrastructure to pre-empt competition. Since then, we have acquired a large number of franchises and expect to continue to do so opportunistically.

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

Our Product Sales

We sell a range of products, including bars, snacks, cookbooks, food and restaurant guides with PointsPlus values, Weight Watchers magazines and PointsPlus calculators, which complement our weight management plans and help our customers in their weight management efforts. We have focused on selling consumables that drive recurring purchases. Our products are designed to be high quality, offer benefits related to the Weight Watchers plans, be competitively priced and be easy to merchandise.

We sell our products primarily through our meeting operations and to our franchisees. We have grown our product sales per attendee in our meeting operations by updating our selection of products. In fiscal 2010, sales of our proprietary products represented approximately 18% of our revenues. We intend to continue to optimize our product offerings by updating existing products, selectively introducing new products and sharing best practices across geographies.

Revenues from WWI, including revenues from meetings and product sales, comprised 83.4% of our total revenues in fiscal 2010, 85.9% of our total revenues in fiscal 2009 and 87.7% of our total revenues in fiscal 2008.

Our WeightWatchers.com Offerings

Through WeightWatchers.com, we are well positioned to benefit from the large self-help weight management market as well as several trends taking place in the global Internet marketplace, including an increased willingness of consumers to access and pay for web content, the proliferation of broadband access and the growth of e-Commerce and Internet advertising. According to the U.S. Census Bureau, U.S. retail eCommerce sales as a percent of total U.S. retail sales more than tripled between the third quarter of 2001 and the third quarter of 2010. We offer two Internet subscription products—Weight Watchers Online and Weight Watchers eTools. We have offered these products in the United States since 2001 and subsequently have launched them in ten other countries, including the United Kingdom, France, Germany and Australia. While these products have similar functionality across markets, each is tailored specifically to the local market.

Revenues from WeightWatchers.com contributed 16.6% of our total revenues in fiscal 2010, 14.1% of our total revenues in fiscal 2009 and 12.3% of our total revenues in fiscal 2008.

Subscription Products

Weight Watchers Online is a product based on the Weight Watchers approach to weight management and is designed to attract self-help-inclined consumers. Weight Watchers Online helps consumers adopt a healthier lifestyle, with a view toward long-term behavior modification—a key aspect of the Weight Watchers approach toward sustainable weight loss. Weight Watchers Online allows consumers to learn how to make healthier food choices and lead a more active lifestyle by providing them with online content, functionality, resources and interactive web-based weight management plans. As of the end of fiscal 2010, WeightWatchers.com had over a million active Weight Watchers Online subscribers.

Weight Watchers eTools is an Internet weight management product available to consumers who are Weight Watchers meetings members. Weight Watchers eTools allows users to interactively manage the day-to-day aspects of their weight management plans online, discover different food options, stay informed and motivated, and keep track of their weight management efforts.

As Weight Watchers Online and Weight Watchers eTools reflect different value propositions, the subscription products are priced differently. Both subscription products currently offer an initial pre-paid subscription term of one or three months, continuing thereafter on a pre-paid month-to-month basis until canceled. In the United States, Weight Watchers Online costs $65.00 for the initial 3-month term or $47.90 for the initial one-month term. The ongoing monthly fee for Weight Watchers Online is $17.95. In the United States,

Weight Watchers eTools costs $29.95 for the initial 3-month term or $12.95 for the initial one-month term. The ongoing monthly fee for Weight Watchers eTools is $12.95. In addition, Weight Watchers eTools is included for free in purchases by consumers of Monthly Pass.

Features of Subscription Products

We believe WeightWatchers.com’s personalized and interactive Internet subscription products provide customers with an engaging weight management experience. Our Internet subscription products help customers monitor their weight management efforts, encourage exercise and a more active lifestyle, and provide guidance toward healthier eating habits by offering the following interactive resources:

•	PointsPlus Tracker

•	PointsPlus Calculators

•	Power Foods lists

•	Weight Tracker and Progress Charts

•	Nutritional Guidelines

•	Hunger Tracker

•	Fitness Workouts and Videos

•	Recipe and Food Databases

•	Recipe Builder

•	Meal Ideas

•	Restaurant Guides

Mobile Solutions and Other Market Opportunities

We believe that mobile weight management tools and resources are an important market opportunity for us. In fiscal 2009, we launched our iPhone® application which provides subscribers with access to a suite of weight-loss tools as well as helpful content. In fiscal 2010, we launched our iPad® application which provides subscribers with access to a robust set of recipe tools. We continue to explore opportunities to enhance the mobility of our programs and products.

In addition, we believe men represent an important market opportunity for us and have a version of our Internet subscription products customized for men. Based on our internal research, we believe many men trust the Weight Watchers brand as a source of sensible weight management advice. We believe web-based offerings, combined with appropriate content and imagery, are well suited for men. We believe we can also continue to expand our Internet revenues from sources other than our Internet subscription products, including third party advertising on our website.

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

Select current licensees and endorsees include:

LICENSEES AND ENDORSEES	PRODUCTS/CATEGORIES
United States
Applebee’s	Select Applebee’s Menu Items
Bimbo Bakeries	Fresh Bread
Boca	Frozen Meat Alternatives
Conair	Scales
Dawn Foods	Sweet Baked Goods
General Mills	Green Giant Frozen Vegetables and Progresso Light Soups
Greencore	Chilled Meals
Kraft Foods	Certain JELL-O Gelatin Products
Lala Foods	Yogurt
Morrison’s	Hospital Cafeteria Menu
Schreiber Foods	Cheese
Wells Dairy	Ice Cream Novelties

United Kingdom
Finsbury Food Group	Cakes
Greencore Prepared	Ready to Eat Meals
Walkers	Biscuits and Cookies
Warburtons	Bread
Yoplait	Yogurt

Continental Europe
Bischoffszell & Gastina	Chilled Meals and Pasta
Campofrio Group	Meats
COOP	COOP “Healthy for You” Range
Kuhlmann	Salads and Sauces
Marie Frais	Chilled Meals, Salads and Quiches
Senoble	Yogurt

Australia and New Zealand
Conair	Scales
Fonterra	Yogurt, Desserts, Cheese and Milk
Tasti	Breakfast Cereal and Bars

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

Weight Watchers Magazine

Weight Watchers magazines are published in most of our major markets. In the United States, Weight Watchers Magazine is an important branded marketing platform that continues to show strong circulation and advertiser acceptance. As of fall 2010, our US magazine had a readership of 10.1 million, according to MediaMark Research, Inc., an industry tracking service. In addition to generating revenues from subscription sales and third-party advertising, Weight Watchers Magazine also reinforces the value of our brand and serves as a powerful tool for marketing to both existing and potential customers.

Marketing and Promotion

Word of Mouth

The word of mouth generated by our current and former customers is an important source of new customers. Over our more than 45-year operating history, we have created a powerful referral network of loyal customers. These referrals, combined with our strong brand and the effectiveness of our plans, enable us to efficiently attract new and returning customers.

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

Direct Mail and Email

Direct mail and email is a critical element of our marketing because it targets potential returning customers. We maintain databases of current and former customers in each country in which we operate, which we use to focus our direct mailings and email. During fiscal 2010, NACO sent over 31 million pieces of direct mail. Most of these mailings are timed to coincide with the start of our marketing campaigns and are intended to encourage former meetings members to re-enroll. WeightWatchers.com made a substantial investment in developing email targeting capabilities. Its email promotional programs are an important customer acquisition vehicle for both our Internet and meetings businesses.

WeightWatchers.com Website

The WeightWatchers.com website is an important global promotional channel for our brand, services and products. The website is an important vehicle for communicating our services and products in greater detail than could be achieved in more traditional advertising vehicles. In addition to being a gateway for our Internet subscription products, the website contributes value to our meetings business by promoting our brand, advertising Weight Watchers meetings and keeping members involved with Weight Watchers outside of meetings through useful offerings, such as a meeting locator, low calorie recipes, weight management articles, success stories and social media functionality. In fiscal 2010, our Meeting Finder feature generated on average over 1.3 million meeting searches per month globally. The Meeting Finder makes it easier than ever for our existing and potential members to find a convenient meeting place and time. The WeightWatchers.com website attracts, on average, over 8.1 million unique visitors per month in the United States alone.

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

Public Relations

We carry out many of our key public relations initiatives through the efforts of current and former Weight Watchers leaders, members and subscribers. These leaders, members and subscribers engage in local promotions, information presentations and charity events to promote Weight Watchers and demonstrate the program’s efficacy. In addition, some become media-trained ambassadors and represent us in various local public relations activities. We currently have over 450 media-trained ambassadors as part of our grass roots network.

In addition, we have continued a science-based public relations initiative we launched during the winter of 2005 to capitalize on Weight Watchers’ position as one of only a few clinically proven commercial weight management programs. This has included an increased investment in third-party scientific research, the inclusion of a science center on the WeightWatchers.com website and increased efforts to share our consumer and program insights with leaders in the scientific and medical communities as well as the general public.

Weight Watchers Magazine

In addition to generating revenues from subscription sales and third-party advertising, Weight Watchers Magazine reinforces the value of our brand and serves as an important marketing tool to both existing and potential customers. We offer Weight Watchers magazines in most of our major markets.

Seasonality

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in fiscal 2009, Easter fell on April 12, which means that our spring marketing campaign began in the second quarter of fiscal 2009 as opposed to the first quarter of fiscal 2008. The introduction of Monthly Pass in the meetings business has resulted in less seasonality with regard to our meeting fee revenues because its revenues are amortized over the related subscription period. Our operating income for the first half of the year is generally the strongest. While WeightWatchers.com experiences similar seasonality in terms of new subscriber sign-ups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

Entrepreneurial Management

We run our company in an entrepreneurial manner that allows us to develop and test new ideas on a local basis and then implement the most successful ideas across our network. In addition, many of our meeting products were developed locally and then introduced successfully in other countries. Local managers have strong incentives to adopt and implement the best practices of other regions and to continue to develop innovative new services and products.

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

Competition among commercial weight management programs is largely based on program recognition and reputation and the effectiveness, safety and price of the program. In the United States, we compete with several other companies in the commercial weight management industry, although we believe that the businesses are not comparable. For example, many of these competitors’ businesses are based on the sale of pre-packaged meals and meal replacements. Our meetings use group support, education and behavior modification to help our members change their eating habits, in conjunction with flexible food plans that allow members the freedom to choose what they eat. There are no significant group education-based competitors in any of our major markets, except in the United Kingdom. Even there, we believe we possess the largest share of the market.

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

Trademarks, Patents and Other Proprietary Rights

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

Artal Ownership

In September 1999, Artal Luxembourg, S.A., or Artal Luxembourg, acquired us from Heinz. Artal Luxembourg is an indirect subsidiary of Artal Group, S.A., which together with its parent and its subsidiaries is referred to in this Annual Report on Form 10-K as Artal. Subsequent to Artal’s acquisition of us, Artal Luxembourg transferred ownership of its shares in us to Artal Participations and Management S.A. and Artal Holdings Sp. z o.o., each also members of Artal. Currently, Artal Holdings Sp. z o.o. is the record holder of all our shares owned by Artal.

WeightWatchers.com Acquisition

In July 2005, we acquired control of our licensee and affiliate, WeightWatchers.com, by increasing our ownership interest from approximately 20% to approximately 53%. Subsequently, in December 2005, WeightWatchers.com redeemed all shares owned by Artal in it, resulting in our current ownership of 100% of WeightWatchers.com.

Tender Offer and Share Repurchase

On December 18, 2006, we commenced a tender offer in which we sought to acquire up to 8.3 million shares of our common stock at a price between $47.00 and $54.00 per share, a transaction that we refer to in this Annual Report on Form 10-K as the Tender Offer. Prior to the Tender Offer, we entered into an agreement with Artal whereby Artal agreed to sell to us, at the same price as was determined in the Tender Offer, the number of its shares of our common stock necessary to keep its percentage ownership in us at substantially the same level after the Tender Offer. Artal also agreed not to participate in the Tender Offer so that it would not affect the determination of the price in the Tender Offer.

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

Regulation

A number of laws and regulations govern our advertising, services, products, operations and relations with consumers, employees and other service providers in the countries in which we operate. Certain federal, state and foreign agencies, such as the Federal Trade Commission, or FTC, regulate and enforce such laws relating to advertising, disclosures to consumers, privacy, consumer pricing and billing arrangements, and other consumer protection matters. Since we operate our meetings business both in the United States and internationally, we are subject to many distinct employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. Laws and regulations directly applicable to communications, operations or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are more prevalent and remain unsettled. Our operations, particularly our WeightWatchers.com operations, are subject to these laws and regulations and we continue to monitor their development and our compliance. In addition, we are subject to other laws and regulations in the United States and internationally, including securities laws.

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

Employees and Service Providers

As of January 1, 2011, we had approximately 26,000 employees. In addition, in certain of our markets, our service providers are self-employed. As of January 1, 2011, we had approximately 56,000 employees and service providers. We consider our relations with our employees and service providers to be satisfactory.

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

Available Information

Corporate information and our press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments thereto, are available free of charge on our website at www.weightwatchersinternational.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (i.e., generally the same day as the filing). Moreover, we also make available at that site the Section 16 reports filed electronically by our officers, directors and 10 percent shareholders. Usually these are publicly accessible no later than the business day following the filing.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this Annual Report on Form 10-K and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	our ability to continue to develop innovative new services and products and enhance our existing services and products, or the failure of our services and products to continue to appeal to the market;

•	the effectiveness of our marketing and advertising programs;

•	the impact on the Weight Watchers brand of actions taken by our franchisees and licensees;

•	risks and uncertainties associated with our international operations, including economic, political and social risks and foreign currency risks;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the projected benefits of such businesses;

•	uncertainties related to a downturn in general economic conditions or consumer confidence;

•	the seasonal nature of our business;

•	the impact of events that discourage people from gathering with others;

•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	the impact of security breaches and privacy concerns;

•	the impact of disputes with our franchise operators;

•	the impact of existing and future laws and regulations;

•	the impact of our debt service obligations and restrictive debt covenants;

•	the possibility that the interests of our majority owner will conflict with other holders of our common stock; and

•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

The international nature of our operations involves a number of risks, including changes in US and foreign government regulations, tariffs, taxes and exchange controls, economic downturns, inflation and political and social instability in the countries in which we operate and our dependence on foreign personnel. Foreign government regulations may also restrict our ability to operate in some countries, acquire new businesses or repatriate dividends from foreign subsidiaries back to the United States. We cannot be certain that we will be able to enter and successfully compete in additional foreign markets or that we will be able to continue to compete in the foreign markets in which we currently operate.

We are exposed to foreign currency risks from our international operations that could adversely affect our financial results.

A significant portion of our revenues and operating costs are denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the US dollar and the currencies in which our foreign operations receive revenues and pay expenses. We do not currently hedge, and have not historically hedged, our operational exposure to foreign currency fluctuations. Our consolidated financial results are presented in US dollars and therefore, during times of a strengthening US dollar, our reported international revenues and earnings will be reduced because the local currency will translate into fewer US dollars. In addition, the assets and liabilities of our non-US subsidiaries are translated into US dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into US dollars at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are recorded in shareholders’ equity as accumulated other comprehensive income (loss). Translation adjustments arising from intercompany receivables with our foreign subsidiaries are generally recorded as a component of other expense (income). Accordingly, changes in currency exchange rates will cause our revenues, operating costs, net income and shareholders’ equity to fluctuate.

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

We have experienced and expect to continue to experience fluctuations in our quarterly results of operations. Our business is seasonal with revenues generally decreasing at year end and during the summer months. This seasonality could cause our share price to fluctuate as the results of an interim financial period may not be indicative of our full year results. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis. The timing of certain holidays, particularly Easter, which precedes our spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our quarterly results. For example, Easter fell on April 12 in fiscal 2009 and on March 23 in fiscal 2008, which resulted in the spring marketing campaign beginning in the second quarter of fiscal 2009 as opposed to the first quarter of fiscal 2008.

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

Our reputation and the appeal of our services and product offerings may be harmed by security breaches or privacy concerns.

Unauthorized users who penetrate our information security could misappropriate proprietary or customer information or data or cause interruptions to the subscription offerings on our websites. As a result, it may become necessary to expend significant additional amounts of capital and resources to protect against, or to alleviate, problems caused by unauthorized users. These expenditures, however, may not prove to be a timely remedy against unauthorized users who are able to penetrate our information security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could adversely affect our computer systems and, in turn, harm our business.

A significant number of states require that customers be notified if a security breach results in the disclosure of their personal financial account or other information. Additional states and governmental entities are considering such “notice” laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach and such notice or public disclosure is required in the future, our reputation and our business may be harmed.

In the ordinary course of our business, we collect and utilize proprietary and customer information and data. Privacy concerns among prospective and existing customers regarding our use of such information or data collected on our websites or through our services and products, such as weight management information, financial data, email addresses and home addresses, could keep them from using our websites or purchasing our services or products. We currently face certain legal obligations regarding the manner in which we treat such information and data. Businesses have been criticized by privacy groups and governmental bodies for their use and handling of such information and data. Industry-wide events or events with respect to our websites, including misappropriation of third-party information, security breaches or changes in industry standards or regulations, or increased enforcement of existing or new laws, could have an adverse effect on our business.

Disputes with our franchise operators could divert management’s attention from their ordinary responsibilities.

In the past, we have had disputes with our franchisees regarding operations and other contractual issues. For example, we have had disputes with some of our franchisees regarding the interpretation of franchisee rights as they relate to the Internet and mail-order products. Any future disputes could divert the attention of management from their ordinary responsibilities.

Our businesses are subject to legislative and regulatory restrictions.

A number of laws and regulations govern our advertising, services, products, operations and relations with consumers, licensees, franchisees, employees and other service providers in the countries in which we operate.

Certain federal, state and foreign agencies, such as the FTC, regulate and enforce such laws relating to advertising, disclosures to consumers, privacy, consumer pricing and billing arrangements, and other consumer protection matters. A determination by a federal, state or foreign agency, or a court, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions of our business operations. For example, during the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order requires us to comply with certain procedures and disclosures in connection with our advertisements of products and services.

Since we operate our meetings business both in the United States and internationally, we are subject to many distinct employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. If we are required to comply with new laws or regulations or new interpretations of existing laws and regulations, are unable to comply with these laws, regulations or interpretations, or are subject to litigation with respect to these laws, regulations or interpretations, our business and results of operations could be adversely affected. For example, in 2009 we received an adverse tax ruling in the United Kingdom that our leaders should have been classified as employees instead of self-employed for UK tax purposes and, as such, we should have withheld tax from our leaders.

Laws and regulations directly applicable to communications, operations or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are more prevalent and remain unsettled. If we are required to comply with new laws or regulations or new interpretations of existing laws or regulations, or if we are unable to comply with these laws, regulations or interpretations, our business could be adversely affected.

Future laws or regulations, including laws or regulations affecting our marketing and advertising practices, relations with consumers, employees, service providers, licensees or franchisees, or our services and products, may have an adverse impact on us.

Our debt service obligations and the restrictions of our debt covenants could impede our operations and flexibility.

Our financial performance could be affected by our level of debt. As of January 1, 2011, our total debt was $1,365.1 million. In addition, at January 1, 2011, we had $325.0 million available under our revolving credit facility. We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on all of our outstanding debt from our cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. Our ability to pay our expenses and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as attitudes toward weight management and pressure from our competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by the current financial and credit crisis which has limited access to the credit markets and increased the cost of capital.

Our credit facilities contain customary covenants, including covenants that in certain circumstances restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. Our credit facilities also require us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants, ratios, tests or restrictions could result in an event of default under the credit facilities. If an event of default exists under the credit facilities, the lenders could elect to cease making loans and declare all amounts outstanding thereunder to be immediately due and payable. If the lenders under the credit facilities accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full that indebtedness and our other indebtedness that would become due as a result of any acceleration.

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

We are currently headquartered in New York, New York in leased office space with our US back-office and customer support operations located in leased office spaces elsewhere in the United States. Each of our foreign country operations generally also has leased office space to support its operations. Our WWI segment typically holds its meetings in third-party locations (usually meeting rooms in well-located civic or other community centers) or space leased in retail centers.

Item 3.	Legal Proceedings

UK VAT Matter

In June 2008, the UK Court of Appeal issued a ruling that from April 1, 2005 Weight Watchers meeting fees in the United Kingdom were fully subject to 17.5% standard rated value added tax, or VAT, thus reversing in its entirety an earlier 2007 decision of the UK First Tier Tribunal (Tax Chamber) (formerly known as the UK VAT and Duties Tribunal), or the First Tier Tribunal, in our favor. For over a decade prior to April 1, 2005, Her Majesty’s Revenue and Customs, or HMRC, had determined that Weight Watchers meeting fees in the United Kingdom were only partially subject to 17.5% VAT. In light of the Court of Appeal’s ruling and in accordance with accounting guidance for contingencies, we recorded a charge of approximately $32.5 million as an offset to revenue in the second quarter of fiscal 2008 for UK VAT liability (including interest) in excess of reserves previously recorded. Beginning in the third quarter of fiscal 2008, in accordance with accounting guidance for contingencies, we have recorded as an offset to revenue VAT charges associated with UK meeting fees as earned, consistent with the Court of Appeal’s ruling.

However, with respect to UK VAT owed for the period prior to July 1, 2005, HMRC failed to raise a notice of assessment within the statutory three-year time period. In addition, although HMRC raised notices of assessment against us with respect to UK VAT due for the periods July 1, 2005 to September 30, 2005 and October 1, 2005 to December 31, 2005, we asserted that these notices of assessment were invalid on the grounds that they had been raised outside the relevant statutory time limits. HMRC indicated in November 2008 that it agreed with our assertion that the notice of assessment for the period July 1, 2005 to September 30, 2005 was invalid, and, in February 2009, confirmed that this notice had been formally withdrawn. As a result of the expiration of the statutory time period with respect to UK VAT owed prior to October 1, 2005, we recorded in the fourth quarter of fiscal 2008 as a benefit to revenue for the periods prior to October 1, 2005 an amount of approximately $9.2 million as an offset against reserves previously recorded including in part the charge recorded against revenue in the second quarter of fiscal 2008 for UK VAT liability.

In March 2009, June 2009 and September 2009, HMRC raised additional notices of assessment against us in respect of UK VAT due for the periods January 1, 2006 to March 31, 2006, April 1, 2006 to June 30, 2006, and July 1, 2006 to September 30, 2006, respectively, which we similarly believed were raised outside the relevant statutory time limits. As a result, we challenged any amount of UK VAT that HMRC claimed to be owed by us for any period between October 1, 2005 and September 30, 2006 by filing notices of appeal during 2009 with the First Tier Tribunal against the UK VAT assessments issued for any such period. These appeals were consolidated and heard together in May 2010, and the First Tier Tribunal subsequently issued a ruling dismissing our consolidated appeal in August 2010. We have determined that we will not seek appeal of the First Tier Tribunal’s adverse ruling with respect to these matters. In fiscal 2010, we fully paid the UK VAT assessment and determined that there was an over-accrual of $2.0 million with respect to this matter which was reversed to revenue.

UK Self-Employment Matter

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

In September 2007, we appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us and our appeal was heard by the First Tier Tribunal in June 2009 and October 2009. In February 2010, the First Tier Tribunal issued a ruling that our UK leaders should have been classified as employees for UK tax purposes and, as such, we should have withheld tax from our leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for us. We are appealing this adverse ruling and a hearing before the UK Upper Tribunal (Tax and Chancery Chamber) is scheduled for fall 2011.

In light of this adverse ruling and in accordance with accounting guidance for contingencies, we recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. As we did beginning in the first quarter of fiscal 2010, we have recorded, and also intend to continue to record, a reserve for UK withholding taxes with respect to our UK leaders consistent with this ruling on a quarterly basis. Accordingly, the aggregate reserve for the period from April 2001 through the end of the fourth quarter of fiscal 2010 is approximately $40.8 million.

Sabatino v. Weight Watchers North America, Inc.

In September 2009, a lawsuit was filed in the Superior Court of California by one of our former leaders alleging violations of certain California wage and hour laws on behalf of herself, and, if approved by the court, other leaders and those employees who have performed the location coordinator function in California since September 17, 2005. In this matter, the plaintiff is seeking unpaid wages and certain other damages. In October 2009, we answered the complaint and removed the case to the U.S. District Court for the Northern District of

California, or the Federal Court. In July 2010, the plaintiff filed an amended complaint adding two additional named plaintiffs for this matter. In October 2010, the parties engaged in mediation and reached an agreement in principle to settle this matter in its entirety and, accordingly, we have recorded a reserve with respect to this matter of $6.5 million. The settlement is dependent upon final approval of the Federal Court. The parties submitted the proposed settlement to the Federal Court in December 2010. In January 2011, the parties received the Federal Court’s preliminary approval of the settlement. A hearing seeking final approval of the Federal Court of the settlement is scheduled for spring 2011.

Hanson-Kelly & Jackson v. Weight Watchers North America, Inc. and Weight Watchers International, Inc.

In January 2010, a lawsuit was filed in the U.S. District Court for the Middle District of North Carolina by two leaders alleging violations of certain federal and North Carolina wage and hour laws on behalf of themselves, and, if approved by the court, other leaders and receptionists in North Carolina since January 25, 2007. In this matter, the plaintiffs are seeking unpaid wages and certain other damages. In April 2010, we filed a Motion to Dismiss the claim for unpaid wages under the North Carolina wage and hour laws. The court has not ruled yet on this Motion. Although we disagree with the allegations that we have violated federal and North Carolina wage and hour laws and we believe we have valid defenses with respect to this matter, litigation is inherently unpredictable. At this time, it is not possible to determine the outcome of, or estimate the liability related to, this action and we have not made any provision for losses in connection with it.

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

Set forth below are the names, ages as of January 1, 2011 and current positions of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Position
David P. Kirchhoff	44	President and Chief Executive Officer, Director
Ann M. Sardini	61	Chief Financial Officer
David A. Burwick	49	President, North America
Michael Basone	53	President, WeightWatchers.com and Chief Technology Officer
Melanie Stack (Stubbing)	49	President, International
Jeffrey A. Fiarman	42	Executive Vice President, General Counsel and Secretary
Raymond Debbane(1)	55	Chairman of the Board of Directors
Philippe J. Amouyal(1)	52	Director
John F. Bard(1)(2)	70	Director
Marsha Johnson Evans(2)	63	Director
Jonas M. Fajgenbaum	38	Director
Sacha Lainovic	54	Director
Kimberly Roy Tofalli(2)	52	Director
Christopher J. Sobecki	52	Director

(1)	Member of our Compensation and Benefits Committee.
(2)	Member of our Audit Committee.

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

David A. Burwick. Mr. Burwick has served as our President, North America since April 2010. Prior to joining us, Mr. Burwick held several increasingly significant brand development and general management positions with PepsiCo, Inc., a global food and beverage company. Most recently, Mr. Burwick served as Senior Vice President and Chief Marketing Officer of PepsiCo North America Beverages, from April 2008 to September 2009. Previous to that, Mr. Burwick served as Executive Vice President, Commercial of PepsiCo International and President of Pepsi-QTG Canada, from November 2005 to March 2008. Mr. Burwick has also held several positions with Pepsi-Cola North America, including serving as Senior Vice President and Chief Marketing Officer from June 2002 until immediately prior to his move to Pepsi-QTG Canada. He received his B.A. degree from Middlebury College and his M.B.A from the Harvard Business School. Mr. Burwick is a director and Chairman of the Compensation Committee of The Boston Beer Company, Inc.

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

Melanie Stack (Stubbing). Ms. Stubbing has served as our President, International since August 2008. During the period from December 2003 to July 2008, Ms. Stubbing served as our Senior Vice President of Operations, United Kingdom. Ms. Stubbing ran the UK-based toy, game and trading card operations for Hasbro, Inc. from January 2002 to November 2003. From November 2000 to January 2002, Ms. Stubbing served as the Vice President for WeightWatchers.com. Prior to joining WeightWatchers.com, Ms. Stubbing was Managing Director, Hedstrom, U.K. from August 1998 to October 2000, and from July 1989 to July 1998 she held various marketing positions at Mattel UK Ltd., including Group Marketing Director. Ms. Stubbing is a business graduate of Manchester Metropolitan University.

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

Philippe J. Amouyal. Mr. Amouyal has been a director since November 2002. Mr. Amouyal is a Managing Director of The Invus Group, LLC, a position he has held since 1999. Previously, Mr. Amouyal was a Vice President and director of The Boston Consulting Group in Boston, MA. He holds an M.S. in engineering and a DEA in Management from Ecole Centrale de Paris and was a Research Fellow at the Center for Policy

Alternatives of the Massachusetts Institute of Technology. Mr. Amouyal is a director and member of the Compensation Committee of Lexicon Pharmaceuticals, Inc. and a number of private companies of which Artal or Invus, L.P. are shareholders.

John F. Bard. Mr. Bard has been a director since November 2002. From 1999 to 2008, Mr. Bard was a director of the Wm. Wrigley Jr. Company, where he served as Executive Vice President from 1999 to 2000, Senior Vice President from 1990 to 1999, and at the same time serving as Chief Financial Officer from 1990 until his retirement from management in 2000. He began his business career in 1963 with The Procter & Gamble Company in financial management. He subsequently was Group Vice President and Chief Financial Officer and a director of The Clorox Company and later President and a director of Tambrands, Inc., prior to joining Wrigley. Mr. Bard was previously a director of Sun-Times Media Group, Inc. He holds a B.S. in business and accounting from Northwestern University and an M.B.A. in Finance from the University of Cincinnati.

Marsha Johnson Evans. Ms. Evans has been a director since February 2002. Ms. Evans served as President and Chief Executive Officer of the American Red Cross, the preeminent humanitarian organization in the United States, from August 2002 to December 2005, and previously served as the National Executive Director of Girl Scouts of the U.S.A. from January 1998 to July 2002. A retired Rear Admiral in the United States Navy, Ms. Evans served as superintendent of the Naval Postgraduate School in Monterey, California from 1995 to 1998 and headed the Navy’s worldwide recruiting organization from 1993 to 1995. Ms. Evans also served as the Acting Commissioner of the Ladies Professional Golf Association from July 2009 to January 2010. Ms. Evans received a B.A. from Occidental College and a Master’s Degree from the Fletcher School of Law and Diplomacy at Tufts University. Ms. Evans is a director of Huntsman Corporation, the Estate of Lehman Brothers Holdings, Inc., Office Depot Inc. and the Naval Academy Foundation.

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

Kimberly Roy Tofalli. Ms. Roy Tofalli has been a director since March 2008. Ms. Roy Tofalli has been the Group President of Lauren, Chaps, American Living Womenswear and Special Wholesale Projects since October 2010 for the Polo Ralph Lauren Corporation, where she previously served as President of Lauren Brands from June 2003 to October 2010. Prior to joining the Polo Ralph Lauren Corporation in June 2003, Ms. Roy Tofalli was the President of Ann Taylor Stores, Inc. from April 2001 to February 2003. From June 1996 to April 2001, Ms. Roy Tofalli served in various senior retail and merchandising positions at Liz Claiborne, Inc., the latest being Group President for Liz Claiborne, Inc. Prior to joining Liz Claiborne, Inc., Ms. Roy Tofalli held various merchandising positions for Associated Merchandising Corporation and Abraham & Straus. Ms. Roy Tofalli received her B.S. from Skidmore College and serves on its Board of Trustees and Alumni Board.

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

Fiscal 2010 (Year ended January 1, 2011)

	High	Low
First Quarter	$30.41	$24.39
Second Quarter	$28.72	$24.91
Third Quarter	$32.03	$24.47
Fourth Quarter	$37.89	$31.08

Fiscal 2009 (Year ended January 2, 2010)

	High	Low
First Quarter	$29.16	$16.41
Second Quarter	$27.08	$18.91
Third Quarter	$30.20	$23.38
Fourth Quarter	$29.49	$26.09

On October 9, 2003, we, at the direction of our Board of Directors, authorized and announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, we, at the direction of our Board of Directors, authorized and announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under this program. The repurchase program currently has no expiration date. The following table provides certain information with respect to our purchases of shares of our common stock, all of which were made under the repurchase program, during the fourth quarter of fiscal 2010:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 3 – November 6	618,287	$32.60	618,287	$250,607,572
November 7 – December 4	—	—	—	$250,607,572
December 5 – January 1	270,000	$37.50	270,000	$240,483,232

Total	888,287	$34.09	888,287

(1)	All shares were purchased under our repurchase program.
(2)	For a discussion of our repurchase program, see Note 8 to the Consolidated Financial Statements.

Holders

The approximate number of holders of record of our common stock as of January 31, 2011 was 437. This number does not include beneficial owners of our securities held in the name of nominees.

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

Item 6.	Selected Financial Data

The following schedule sets forth our selected financial data for the last five fiscal years.

SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	Fiscal 2010 (52 weeks)	Fiscal 2009 (52 weeks)	Fiscal 2008 (53 weeks)	Fiscal 2007 (52 weeks)	Fiscal 2006 (52 weeks)
Revenues, net	$1,452.0	$1,398.9	$1,535.8	$1,467.2	$1,233.3
Net income attributable to the Company	$194.2	$177.3	$204.3	$201.2	$209.8
Working capital (deficit)	$(348.7)	$(336.1)	$(270.1)	$(172.1)	$(64.3)
Total assets	$1,092.0	$1,087.5	$1,106.8	$1,046.2	$1,000.7
Long-term debt	$1,167.6	$1,238.0	$1,485.0	$1,602.5	$830.2
Earnings per share:
Basic	$2.57	$2.30	$2.61	$2.50	$2.13

Diluted	$2.56	$2.30	$2.60	$2.48	$2.11

Dividends declared per common share	$0.70	$0.70	$0.70	$0.70	$0.70

Items Affecting Comparability

Several events occurred during each of the last five fiscal years that affect the comparability of our financial statements. The nature of these events and their impact on underlying business trends are as follows:

UK VAT Matter

In the second quarter of fiscal 2008, we received an adverse ruling in the United Kingdom with respect to the imposition of UK VAT on meeting fees earned in the United Kingdom. In connection with this ruling, we recorded a net charge of approximately $18.7 million pertaining to periods prior to fiscal 2008 as an offset to revenue in fiscal 2008. In fiscal 2010, we determined that there was an over-accrual of $2.0 million with respect to this matter which was reversed to revenue. See “Item 3. Legal Proceedings—UK VAT Matter” in Part I of this Annual Report on Form 10-K for further details on this matter.

UK Self-Employment Matter

We received an adverse tax ruling in the United Kingdom that our UK leaders should have been classified as employees for UK tax purposes and, as such, we should have withheld tax from our leaders pursuant to the PAYE and NIC collection rules and remitted such amounts to HMRC. In connection with this ruling, we recorded a charge of approximately $36.7 million, of which approximately $4.2 million was with respect to fiscal 2009 and approximately $32.5 million was with respect to fiscal years 2001 through 2008, to cost of revenues in the fourth quarter of fiscal 2009. See “Item 3. Legal Proceedings—UK Self-Employment Matter” in Part I of this Annual Report on Form 10-K for further details on this matter.

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

Long-Term Debt

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

On January 26, 2007, in connection with our Tender Offer and share repurchase more fully described under “Item 1. Business—History—Tender Offer and Share Repurchase” in Part I of this Annual Report on Form 10-K, we increased our borrowing capacity by adding an additional tranche A facility in the amount of $700.0 million and a new tranche B facility in the amount of $500.0 million to WWI’s then-existing credit facility. We utilized (a) $185.8 million of these proceeds to pay off WeightWatchers.com’s then existing two credit facilities, (b) $461.6 million to repurchase approximately 8.5 million of our shares in the Tender Offer and (c) $567.6 million to repurchase approximately 10.5 million of our shares from Artal. In connection with the early extinguishment of the WeightWatchers.com credit facilities, we recorded a charge of $3.0 million in the first quarter of 2007 relating to the write-off of the deferred financing costs associated with the credit facilities.

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

On April 8, 2010, we amended the WWI Credit Facility pursuant to a loan modification offer to all lenders of all tranches of term loans and revolving loans to, among other things, extend the maturity date of such loans. In connection with this amendment, certain lenders converted a total of $454.5 million of their outstanding term loans under the Term A Loan ($151.8 million) and Additional Term A Loan ($302.7 million) into term loans under the new Term C Loan due 2015 (or 2013, upon the occurrence of certain events described in the WWI Credit Facility agreement), and a total of $241.9 million of their outstanding term loans under the Term B Loan into term loans under the new Term D Loan due 2016 (each as defined hereafter). In addition, certain lenders converted a total of $332.6 million of their outstanding Revolver I commitments into commitments under the new Revolver II which terminates in 2014 (or 2013, upon the occurrence of certain events described in the WWI Credit Facility agreement) (each as defined hereafter), including a proportionate amount of their outstanding Revolver I loans into Revolver II loans. Following these conversions of a total of $1,029.0 million of loans and commitments, at April 8, 2010, we had the same amount of debt outstanding under the WWI Credit Facility and amount of availability under the Revolver (as defined hereafter) as we had immediately prior to such conversions. In connection, with this loan modification offer, we incurred fees of approximately $11.5 million during the second quarter of fiscal 2010.

For additional details on the WWI Credit Facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” in Part II of this Annual Report on Form 10-K.

Working Capital

The increase in the working capital deficit is primarily the result of year-over-year increases related to payables in connection with operations, the shift in timing of tax payments and accruals related to our litigation matters, which are offset by year-over-year decreases in the accrual for the UK adverse tax ruling related to the UK VAT matter and in the current portion of debt obligations.

Franchise Acquisitions

The following are our key acquisitions since January 1, 2006:

Acquisitions of Palm Beach, Wichita and Syracuse. On January 31, 2008, we acquired substantially all of the assets of our Palm Beach, Florida franchisee for a net purchase price of approximately $12.9 million. On June 13, 2008, we acquired substantially all of the assets of our Wichita, Kansas franchisee for a net purchase price of approximately $5.7 million. On June 19, 2008, we acquired substantially all of the assets of two of our franchisees, Weight Watchers of Syracuse, Inc. and Dieters of the Southern Tier, Inc., for a combined net purchase price of approximately $20.9 million. These acquisitions were financed through cash from operations. These acquisitions have been accounted for as purchases and earnings have been included in our consolidated operating results since their respective dates of acquisition.

Acquisition of British Columbia. On June 3, 2007, we acquired substantially all of the assets of our British Columbia franchisee for a net purchase price of approximately $15.8 million, which was financed through cash from operations. This acquisition has been accounted for as a purchase and earnings have been included in our consolidated operating results since the date of acquisition.

Acquisitions of Indiana, Eastern Canada, Suffolk, Western Michigan, Greece and Italy. On July 27, 2006, we acquired substantially all of the assets of our Indiana franchisee for a net purchase price of approximately $25.0 million. On August 17, 2006, we acquired substantially all of the assets of our eastern Canadian franchisee and of Vale Printing Limited for a net purchase price of approximately $51.2 million. On November 2, 2006, we acquired substantially all of the assets of our Suffolk County, New York franchisee for a net purchase price of approximately $24.5 million. On December 11, 2006, we acquired substantially all of the assets of our Western Michigan franchisee for a net purchase price of approximately $39.5 million, and reacquired our franchise rights in Greece and Italy for approximately $4.3 million. These acquisitions were financed through cash from operations. These acquisitions have been accounted for as purchases and earnings have been included in our consolidated operating results since their respective dates of acquisition.

Reversal of Tax Reserves

In the fourth quarter of fiscal 2006, we recorded a tax benefit of $6.3 million by reversing tax reserves which due to the resolution of certain tax matters were no longer necessary, partially offset by adjustments to our tax valuation allowance for foreign tax net operating loss carryforwards.

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

Overview

We are a leading, global-branded consumer company and the world’s leading provider of weight management services, operating globally through a network of Company-owned and franchise operations. With over four decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. In 2010, consumers spent over $4.0 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, products sold at meetings, Internet subscription products sold by WeightWatchers.com, licensed products sold in retail channels and magazine subscriptions and other publications.

We derive our revenues principally from:

•	Meeting fees. Members pay us fees to attend our weekly meetings.

•

Product sales. We sell a range of products that complement our weight management plans, such as bars, snacks, cookbooks, food and restaurant guides with PointsPlus values, Weight Watchers magazines and PointsPlus calculators, primarily to members in our meetings and to our franchisees.

•	Internet revenues. We generate revenue from our Internet subscription products and from the sale of third party Internet advertising.

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

We currently have two operating segments: Weight Watchers International and WeightWatchers.com. All sources of revenue, other than Internet revenues, are included in our Weight Watchers International operating segment. Revenues from our Weight Watchers International operating segment comprised 83.4% of our total revenues in fiscal 2010, 85.9% of our total revenues in fiscal 2009 and 87.7% of our total revenues in fiscal 2008. Revenues from our WeightWatchers.com operating segment contributed 16.6% of our total revenues in 2010, 14.1% of our total revenues in fiscal 2009 and 12.3% of our total revenues in fiscal 2008.

The following table sets forth our revenues by category for the past five fiscal years.

Revenue Sources

(in millions)

	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Meetings fees	$819.6	$817.5	$908.1	$880.7	$723.1
Product sales	305.0	292.1	339.8	337.7	293.3
Internet revenues	238.8	196.0	185.8	151.6	129.4
Licensing, franchise royalties and other	88.6	93.3	102.1	97.2	87.5

Total	$1,452.0	$1,398.9	$1,535.8	$1,467.2	$1,233.3

From fiscal 2006 through fiscal 2010, our revenues have increased at a compound annual growth rate of 4.2%. This increase is principally a result of:

•

Increased meeting fees. From fiscal 2006 through fiscal 2010, meeting fees grew at a compound annual growth rate of 3.2% led by our NACO operations, and primarily as a result of growth in our average meeting fee per attendee, on a global basis, from $11.83 in 2006 to $16.08 in 2010. Most of the increase in average meeting fee per attendee occurred from fiscal 2006 to fiscal 2008 coincident with our introduction of Monthly Pass, a commitment plan whereby the member authorizes us to charge his or her credit card for meeting fees on a monthly basis, at a discounted rate, until the member elects to cancel. The increase in the average meeting fee per attendee arises because not all members who purchase Monthly Pass attend all the meetings for which they have paid. The decline in meeting fees from 2008 to 2010 primarily reflects the impact of the global recession on our ability to enroll new members. By the fourth quarter of 2010, meeting fees had once again begun to increase above the comparable prior year period.

•

Increased product sales. Global product sales have grown at a compound annual growth rate of 1.0% from fiscal 2006 through fiscal 2010, led by the United Kingdom which grew at a compound annual growth rate of 4.0%. We have increased average product sales per attendee in our meetings business from $3.94 to $5.11, a compound annual growth rate of 6.7%, over the same period. Product sales per attendee growth resulted from successful new product and program launches.

•

WeightWatchers.com. From fiscal 2006 through fiscal 2010, our Internet revenues have grown at a compound annual growth rate of 16.5%. The increase is primarily due to growth in the number of WeightWatchers.com end-of-period active Online subscribers which more than doubled, from 460,000 at the end of fiscal 2006 to 1,054,000 at the end of fiscal 2010.

•

Increased licensing revenues. Licensing revenues grew at a compound annual growth rate of 5.3% from fiscal 2006 through fiscal 2010, primarily as a result of our increased focus on expanding the number of Weight Watchers branded and endorsed products worldwide. The decline in this revenue category from 2008 to 2010 is reflective of the global recession.

Metrics and Business Trends

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

Global Operations

The following tables set forth our paid weeks and meeting attendance by geography for the past five fiscal years:

	Paid Weeks in Company-Owned Operations
	(in millions)
	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
North America	55.3	55.8	61.0	58.4	42.7
United Kingdom	16.1	16.2	15.0	12.8	11.6
Continental Europe	13.6	12.7	12.5	10.7	11.4
Other International	2.9	2.9	2.8	2.7	3.1

Total Meeting Paid Weeks	87.9	87.6	91.3	84.6	68.8
Online paid weeks	52.5	42.7	38.9	31.0	25.2

Total Paid Weeks	140.4	130.3	130.2	115.6	94.0

	Meeting Attendance in Company-Owned Operations
	(in millions)
	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
North America	30.3	32.1	36.5	38.1	35.4
United Kingdom	10.2	11.4	11.6	11.9	11.6
Continental Europe	8.5	8.6	9.8	10.2	11.1
Other International	2.0	2.2	2.1	2.5	3.0

Total	51.0	54.3	60.0	62.7	61.1

The table above sets forth paid weeks in our meetings and WeightWatchers.com businesses for the past five fiscal years. The “paid week” metric reports total paid weeks by our customers in Company-owned operations for a given period. For meetings, paid weeks is the sum of total paid commitment plan weeks (e.g., Monthly Pass weeks) and total pay-as-you-go weeks for a given period. Before the launch of our commitment plans in the meetings business, our members were largely on a pay-as-you-go basis, and accordingly, growth in meeting attendance essentially approximated growth in meeting paid weeks. However, as of fiscal 2010, approximately 76% of meeting paid weeks was attributable to commitment plans and therefore attendance and paid weeks are no longer directly correlated. For Weight Watchers Online, paid weeks is the total paid Weight Watchers Online subscriber weeks for a given period.

As shown in the table above, our worldwide meeting paid weeks grew from 68.8 million in fiscal 2006 to 87.9 million in fiscal 2010, an increase of 27.8%, or 6.3% on a compound annual growth rate basis. The difference between meeting paid weeks and attendance widened year-over-year primarily due to growth in new Monthly Pass subscribers as Monthly Pass penetration expanded globally. In NACO, where Monthly Pass is highly penetrated, fiscal 2010 meeting paid weeks of 55.3 million exceeded meeting attendance of 30.3 million by 82.3%. Weight Watchers Online paid weeks grew at a compound annual rate of 20.1% from 2006 to 2010, increasing from 25.2 million to 52.5 million.

As shown in the table above, our worldwide annual meeting attendance in our Company-owned operations has declined from 61.1 million for fiscal 2006 to 51.0 million for fiscal 2010, a decline of 4.4% on a compound annual growth rate basis. Our worldwide average meeting revenue per attendee, however, has increased over the same period, largely as a result of Monthly Pass’ growing penetration in NACO and other markets, and growth in product sales per attendee.

North America Meeting Metrics and Business Trends

NACO meeting paid weeks grew significantly from 2006 to 2008, by 42.9%, as a result of the 2006 introduction and rapid penetration of Monthly Pass into the North American meetings business. Attendance over the same period grew moderately, primarily as a result of franchise acquisitions, up from 35.4 million in 2006 to 36.5 million in 2008.

In 2008 and 2009, the weak economy in the United States had a significant impact on our meetings business. In 2008, we were able to maintain growth in paid weeks, which increased 4.5% over the prior year, largely as a result of increased Monthly Pass penetration, but in 2009, paid weeks declined by 8.4% versus the 2008 level. Meeting attendance, however, declined for the full year 2008 by 4.3% (6.2% excluding the impact of franchise acquisitions), and declined by a further 11.8% in the full year 2009. The economic recession, coupled with reduced credit availability, adversely impacted consumer spending. We saw the impact most acutely in enrollments, particularly of new members who had never been to Weight Watchers. In addition to the economic factors affecting these two years, the lack of a meaningful program innovation in NACO for several years contributed to the decline in the NACO meetings business.

For the full year fiscal 2010, NACO meeting paid weeks declined 1.0% and attendance declined 5.7%, as a result of performance weakness in the early part of the year. First quarter meeting paid weeks declined 8.0% and attendance was down 16.0%, compared to first quarter 2009. The performance weakness was the result of a marketing campaign that was ineffective at recruiting customers, coupled with the impact of very poor weather conditions in the quarter, which resulted in some meeting closures and low attendance in the remaining meetings in weather-affected areas. In the spring, NACO launched a new marketing strategy and campaign focused on member experience, featuring Jennifer Hudson as its new spokesperson. With this change, business performance began an improvement trend in the second quarter that continued through the rest of the year. Compared to prior year periods, second quarter 2010 paid weeks and attendance declined 1.8% and 4.9%, respectively, while in the third quarter, paid weeks increased by 2.8% and attendance improved to a decline of 3.8%.

In addition to the benefits realized from the new marketing strategy, NACO initiated other growth strategies during fiscal 2010, including revamping the retail structure in select markets, with a focus on a new look and feel for the meeting centers, and consolidating meetings toward stronger locations and better performing leaders. These new strategies coupled with the launch of the new PointsPlus program in late November resulted in a positive end to the 2010 year, with solid growth in the fourth quarter in both paid weeks and attendance, up 4.2% and 6.8%, respectively, versus the fourth quarter of 2009. Attendance growth outpaced paid weeks growth as a result of increased propensity of our existing Monthly Pass members, who were drawn in by the new program, to attend meetings.

United Kingdom Meeting Metrics and Business Trends

In the United Kingdom, Monthly Pass was introduced in the third quarter of 2007, resulting in paid weeks growth of 9.7% in 2007 to 12.8 million from 11.6 million in 2006. Meeting attendance began a declining trend in 2005 as a result of negative member and leader reaction to a new program innovation launched in January 2005. As a result of actions taken in 2006 to simplify the program and improve the meeting experience, attendance grew modestly in 2007, up 1.9% versus the prior year.

In fiscal 2008, paid weeks grew 17.4% versus the prior year, on the strength of increasing Monthly Pass penetration. Although the United Kingdom launched a new program in January 2008, full year meeting attendance declined 2.4% versus the prior year. The UK market responded positively to its new program, but like the North American market, the United Kingdom experienced a worsening economy over the course of the year which negatively impacted meeting enrollment and attendance. Economic conditions worsened in 2009, although effective marketing and promotional activity helped mitigate the negative trend. As a result, paid weeks continued to improve, up 8.1% in fiscal 2009 as compared to the prior year, reflecting increased penetration of Monthly Pass in that market, and attendance declined slightly, down 1.5% versus the prior year.

In fiscal 2010, paid weeks growth decelerated, bringing paid weeks nearly on par with the prior year, down 0.4%; however, meeting attendance performance in the United Kingdom was weak, declining 10.5% for the year versus prior. As with NACO, first quarter 2010 UK volumes were significantly impacted by weather and cycling against a program innovation in the prior year. Absent a new marketing campaign in the spring to draw enrollments, the United Kingdom continued to experience deep declines in attendance in 2010 versus the prior year, down 8.5% in the second quarter and 9.4% in the third quarter. The United Kingdom launched its new program, ProPoints, in early November 2010, and saw attendance growth as a result of the launch. However, because of a decision to significantly limit marketing in the fall campaign prior to the new program launch and as result of bad weather during the program launch period, fourth quarter 2010 attendances were down 11.3% versus the fourth quarter of 2009.

Continental Europe Meeting Metrics and Business Trends

After several years of attendance growth in Continental Europe, full year 2006 experienced a 4.4% decline in meeting attendance versus the prior year, and was the start of a negative trend that has continued. In 2007, meeting attendance declined by 8.5% versus the prior year, and we began the process of strengthening the local management teams in our Continental European countries. We saw some improvement in the negative attendance trend in 2008, with attendance down 4.1% versus the prior year. Prior to the launch of Monthly Pass, attendance performance had more closely approximated the declines in meeting paid weeks. With the introduction of Monthly Pass into Continental Europe, beginning with Germany in the third quarter of fiscal 2007 and then moving into France in April 2008, paid weeks began to outpace attendances. Monthly Pass drove an overall 16.5% increase in paid weeks for fiscal 2008 in Continental Europe versus the prior year.

In fiscal 2009, most of our Continental European markets were deeply affected by the difficult recessionary conditions. While Continental Europe experienced paid weeks growth of 1.6% versus the prior year as the market continued to benefit from increased Monthly Pass penetration, meeting attendance declined 11.8% versus the prior year. During the 2009 year, we took the step of re-evaluating the meeting base in a number of countries, including Germany, closing weaker meetings and building on stronger meetings for a better meeting experience for our members. This initiative resulted in better compensation for our service providers and higher gross margins, and created a stronger foundation from which to grow. In addition, during 2009, the management teams in Continental Europe prepared for the launch of a major new innovative program, ProPoints, which launched in the fourth quarter of fiscal 2009.

For fiscal year 2010, meeting paid weeks, benefiting from enrollment growth early in the year and an increase in Monthly Pass penetration, grew 6.9% versus the prior year, while attendance in Continental Europe declined 1.6% versus the prior year. In the first half of 2010 the Continental European market experienced meeting attendance growth as a result of the ProPoints program, which drove an influx of returning members to our meetings who were attracted by the new program. The marketing of this new program, however, was not successful in capturing the attention of new members and, as a result, attendance began to decline.

WeightWatchers.com

The continued success of WeightWatchers.com resulted in the number of Online paid weeks more than doubling over the period from 2006 through 2010, from 25.2 million to 52.5 million, a compound average growth rate of over 20%. End-of-period active Online subscribers totaled over 1 million at January 1, 2011. This success results from a combination of new subscribers in the United States and launches of WeightWatchers.com subscription products in new markets globally. Currently, Weight Watchers Online has a presence in the United States, Canada, United Kingdom, Germany, France, Netherlands, Sweden, Belgium, Spain, Australia and China. WeightWatchers.com has also continued its product development efforts with the launch of an iPhone® application in September of 2009 and the launch of an iPad® application in early 2011.

In addition to generating revenues from its subscription based offerings, WeightWatchers.com also provides a means for companies to advertise on our website. This advertising revenue has increased at a compound annual growth rate of 38.1% from fiscal 2006 through fiscal 2010.

Gross Margin

The Company has maintained an annual gross margin of 50% or more since fiscal 2001. In the period from 2006 through 2010, our gross margin ranged from a high of 55.5% in 2007 to a low of 54.4% in 2010. Our meetings staff is usually paid on a commission basis and space is rented as needed in most instances. When it becomes more cost effective to do so, in various geographies (particularly, North America), we rent centers at reasonable rates with relatively short lease terms. Moreover, we adjust the number of meetings according to demand, including seasonal fluctuations. This variable cost structure has enabled us to maintain high margins even as we have experienced a decline in the number of attendances per meeting. When attendances per meeting grow, our gross margins typically improve. As WeightWatchers.com continues to grow, we expect margins to continue to expand in this business which is primarily comprised of fixed costs.

Operating Margin

In the period from 2006 through 2010, the Company consistently generated operating income margins of 26% to 30% or more, with a high of 31% in 2006 to a low of 26% in 2009. We maintained strong operating income margins in 2006 and 2007, 31% and 30%, respectively, even while making significant investments in strengthening our management teams, particularly in North America and Continental Europe, increasing our investments in marketing and information technology, and, beginning in 2006, expensing stock-based compensation. In fiscal 2008, the Company had an operating income margin of 28%, including the significant impact of the charge associated with the adverse UK VAT ruling received in that year, along with the start-up costs of our China Joint Venture. In fiscal 2009, the operating income margin of the Company dropped to 26%, due to a decline in gross margin and due to the charge associated with an adverse UK tax ruling relating to the self-employment status of our UK leaders. In fiscal 2010, the operating income margin of the Company was 27%, including significant investment for the preparation and launch of the significant new PointsPlus program in the United States and Canada and ProPoints program in the United Kingdom and Australia, increased marketing for our WeightWatchers.com business, and a charge associated with the settlement of the California labor litigation.

Franchise Acquisitions

From time to time, we repurchase franchise territories. Since the beginning of fiscal 2001, we have acquired 19 franchise operations for a total net purchase price of approximately $681.3 million. These acquisitions are typically accretive to our earnings per share. For fiscal 2010, the attendance of our remaining franchise operations accounted for less than 17% of total worldwide attendance at Weight Watchers meetings.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP measures of operating results that exclude or adjust certain items. Net revenues, cost of revenues, gross profit and gross margin, operating income and operating income margin, effective tax rate, including components thereof, are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis) to exclude from fiscal 2010 the revenue benefit of a partial accrual reversal of a charge originally recorded in the second quarter of fiscal 2008 in connection with the adverse UK VAT ruling; to adjust the fiscal 2009 results for both the impact of the adverse UK tax ruling relating to the self-employment status of our UK leaders and the impact of restructuring charges associated with our previously disclosed cost savings initiatives; and to adjust the fiscal 2008 results to exclude the impact of the adverse UK VAT ruling. See “Item 3. Legal Proceedings–UK Self-Employment Matter and –UK VAT Matter” in Part I of this Annual Report on Form 10-K for further details on these rulings. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the accrual reversal, these rulings and/or these restructuring charges. Our management believes these non-GAAP financial measures provide supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to inventories, the impairment analysis for goodwill and other indefinite-lived intangible assets, share-based compensation, income taxes, tax contingencies and litigation. We base our estimates on historical experience and on various other factors and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following accounting policies are most important to the portrayal of our financial condition and results of operations and require our most significant judgments and estimates.

Revenue Recognition

WWI earns revenue by conducting meetings, selling products in its meetings and to its franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements and selling advertising space in and copies of its magazines. We charge non-refundable registration fees in exchange for an introductory information session and materials we provide to new members in our meetings business. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Revenue from meeting fees, product sales, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customer, and commissions and royalties are earned. Advertising revenue is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. Deferred revenue, consisting of prepaid meeting fees, such as Monthly Pass, and magazine subscription revenue, is amortized into revenue over the period earned. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

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

Goodwill and Other Indefinite-lived Intangible Assets

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years. We review goodwill and other indefinite-lived intangible assets, including franchise rights acquired, for potential impairment on at least an annual basis or more often if events so require. We performed fair value impairment testing as of the end of fiscal 2010 and fiscal 2009 on our goodwill and other indefinite-lived intangible assets and determined that the carrying amounts of these assets did not exceed their respective fair values, and therefore, no impairment existed. When determining fair value, we utilize various assumptions, including projections of future cash flows, growth rates and discount rates. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In the event such a decrease occurred, we would be required to record a corresponding charge, which would impact earnings. We would also be required to reduce the carrying amounts of the related assets on our balance sheet. We continue to evaluate these estimates and assumptions and believe that these assumptions are appropriate.

In performing the impairment analysis for franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the franchise rights acquired and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the unit of accounting for those franchise rights. In determining the appropriate unit of accounting, we have concluded that the unit of accounting for each franchise right acquired is the country corresponding to the acquired franchise territory. The carrying values of these franchise rights acquired in the United States, Canada, United Kingdom, Australia/New Zealand and other countries at January 1, 2011 were $656.6 million, $72.4 million, $16.6 million, $14.8 million and $5.5 million, respectively, totaling $765.9 million.

We estimate future cash flows for each unit of accounting by utilizing the historical cash flows attributable to the rights in that country and then applying a growth rate using a blend of the historical operating income growth rates for such country and expected future operating income growth rates for such country. We utilize operating income as the basis for measuring our potential growth because we believe it is the best indicator of the performance of our business. For fiscal 2010, the blended growth rates used in our discounted cash flow analysis ranged from approximately 5% to a growth rate of approximately 26%. For fiscal 2009, the blended growth rates used in our discounted cash flow analysis ranged from zero to a growth rate of approximately 11%. We then discount the estimated future cash flows utilizing a discount rate. The discount rate is calculated using the average cost of capital, which includes the cost of equity and the cost of debt. The cost of equity is determined by combining a risk-free rate of return and a market risk premium. The risk-free rate of return is generally determined based on the average rate of long-term Treasury securities. The market risk premium is generally determined by reviewing external market data. When appropriate, we further adjust the resulting combined rate to account for certain entity-specific factors such as maturity of the market in order to determine the utilized discount rate. The cost of debt is our average borrowing rate for the period. The discount rates used in our fiscal 2010 year-end impairment test and our fiscal 2009 impairment test averaged approximately 10.5% and 11.5%, respectively.

At the end of fiscal 2010, we estimated that approximately 90% of the carrying value of our franchise rights acquired had a fair value of at least three times their respective carrying amounts. In the United States, the region which held approximately 86% of the franchise rights acquired, the aggregate fair value of our franchise rights acquired was approximately three times the aggregate carrying value. Given that there is a significant difference between the fair value and carrying value of our franchise rights acquired, we believe there are currently no reasonably likely changes in assumptions that would cause an impairment.

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

Share-Based Compensation

On January 1, 2006, we adopted accounting guidance on share-based compensation and began recognizing the cost of all share-based awards based on their estimated grant-date fair value over the related service period of such awards. Upon adoption of this accounting guidance, we elected to apply the modified prospective transition method to all past awards outstanding and unvested as of the date of adoption and began recognizing the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro forma disclosures in fiscal 2006. We have not restated the results of prior periods.

The fair value of restricted stock units and vested shares of restricted stock is determined by the market price of our common stock on the date of grant. The fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the Company’s stock price, the risk-free interest rate and the expected dividend yield. We recognize expense for all share-based awards based on the fair value of the number of awards we estimate will fully vest. A change in these underlying assumptions will cause a change in the estimated fair value of share-based awards and the underlying expense recorded. We continue to evaluate these estimates and assumptions and believe that these assumptions are appropriate.

RESULTS OF OPERATIONS FOR FISCAL 2010 (52 weeks) COMPARED TO FISCAL 2009 (52 weeks)

Fiscal 2010 revenues were $1,452.0 million, an increase of $53.1 million, or 3.8%, as compared to the prior year period. Net income attributable to the Company for fiscal 2010 was $194.2 million, an increase of $16.9 million, or 9.5%, from $177.3 million for the prior year period.

The table below shows our consolidated statements of income for fiscal 2010 versus fiscal 2009 on both a reported basis and an adjusted basis. Results for fiscal 2010 are adjusted to exclude the $2.0 million benefit to revenue of an over-accrual related to the adverse UK VAT ruling which had been previously disclosed in the second quarter of fiscal 2008. Results for fiscal 2009 are adjusted to exclude $32.5 million in expenses associated with the impact of the previously disclosed adverse UK self-employment tax ruling related to periods prior to fiscal 2009, and to exclude the $5.5 million in restructuring charges associated with our previously disclosed cost savings initiatives. See “Non-GAAP Financial Measures” above.

Statements of Income as Reported and Adjusted

	(In millions, except per share amounts)
	Fiscal 2010	Fiscal 2009	Increase/ (Decrease)	% Change
Revenues, net (as adjusted)(1)	$1,450.0	$1,398.9	$51.1	3.7%
UK VAT ruling accrual reversal(1)	2.0	—	$2.0

Revenues, net of VAT ruling	1,452.0	1,398.9	53.1	3.8%

Cost of revenues (as adjusted)(2)	661.4	638.5	22.9	3.6%
UK self-employment tax ruling(2)	—	32.5	(32.5)

Cost of revenues	661.4	671.0	(9.5)	(1.4%)

Gross Profit	790.6	727.9	62.7	8.6%
Gross Margin %	54.4%	52.0%
Marketing expenses	217.1	200.5	16.6	8.3%
Selling, general & administrative expenses (as adjusted)(2)	183.2	165.3	17.8	10.7%
Impact of restructuring charges	—	5.5	(5.5)

Selling, general & administrative expenses	183.2	170.8	12.3	7.2%
Operating income	390.3	356.7	33.7	9.4%
Operating Income Margin %	26.9%	25.5%
Interest expense	76.2	66.7	9.5	14.2%
Other expense (income), net	0.9	(0.2)	1.1	(100.0%)

Income before income taxes	313.2	290.1	23.1	7.9%
Provision for income taxes	120.7	115.6	5.1	4.4%

Net income	192.5	174.5	18.0	10.3%
Net loss attributable to the noncontrolling interest	1.7	2.8	(1.1)	(38.2%)

Net income attributable to the Company	$194.2	$177.3	$16.9	9.5%

Weighted average diluted shares outstanding	75.9	77.1	(1.2)	(1.6%)

Diluted EPS	$2.56	$2.30	$0.26	11.3%

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of income for fiscal 2010 to exclude the benefit of a $2.0 million increase to revenues from the reversal of an over-accrual related to the adverse UK VAT ruling. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.
(2)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of income for fiscal 2009 to exclude $32.5 million in cost of revenues for the impact of the UK self-employment tax ruling, and to exclude from selling, general and administrative expenses the impact of $5.5 million of restructuring charges associated with our previously disclosed cost savings initiatives. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Our revenues increased by $53.1 million from $1,398.9 million in fiscal 2009 to $1,452.0 million in fiscal 2010, an increase of 3.8%. As noted in the above table, fiscal 2010 results included a benefit to revenue of $2.0 million for a partial accrual reversal of a charge previously recorded in the second quarter of fiscal 2008. As previously reported, this charge, which reduced revenues in fiscal 2008 for current and prior year periods, and which has now been paid, was related to an adverse ruling the Company received with respect to the imposition of UK VAT on meeting fees collected by our UK subsidiary. After adjusting for this charge, 2010 revenues increased by $51.1 million, or 3.7%, versus the prior year.

Our fiscal 2010 cost of revenues decreased by 1.4%, or $9.5 million, from $671.0 million in fiscal 2009 to $661.4 million in fiscal 2010. As previously reported, the Company recorded a charge of $32.5 million in the fourth quarter of fiscal 2009 related to prior years, as a result of an adverse UK self-employment tax ruling related to the self-employment status of its UK leaders. As the table above shows, after adjusting fiscal 2009 for this charge, our cost of revenues in fiscal 2010 would have increased by 3.6% versus fiscal 2009.

Selling, general and administrative expenses were $183.2 million in fiscal 2010, an increase of $12.3 million, or 7.2%, versus fiscal 2009. In fiscal 2009, the Company recorded $5.5 million of restructuring charges associated with the previously disclosed cost savings initiatives. After excluding the restructuring charges from fiscal 2009, fiscal 2010 selling, general and administrative expenses would have increased by $17.8 million, or 10.7%, versus fiscal 2009.

The following summary table sets forth the reconciliation of selected financial data for both fiscal 2010 and fiscal 2009 on a comparable basis, after the three adjustments noted and discussed above are reflected:

(in millions, except per share amounts)	Revenues, net	Gross Profit	Gross Profit %	Operating Income	Operating Income Margin %	Net Income Attributable to Company	Diluted EPS
Fiscal 2010	$1,452.0	$790.6	54.4%	$390.3	26.9%	$194.2	$2.56
Adjustments to Reported Amounts
UK VAT Ruling Accrual Reversal	(2.0)	(2.0)		(2.0)		(1.3)	(0.02)

Total Adjustments	(2.0)	(2.0)		(2.0)		(1.3)	(0.02)

Fiscal 2010, as adjusted(1)	$1,450.0	$788.6	54.4%	$388.3	26.8%	$192.9	$2.54

Fiscal 2009	$1,398.9	$727.9	52.0%	$356.7	25.5%	$177.3	$2.30
Adjustments to Reported Amounts
Restructuring Charge	—	—		5.5		3.3	0.04
UK Self-employment Tax Ruling	—	32.5		32.5		22.7	0.29

Total Adjustments	—	32.5		38.0		26.0	0.33

Fiscal 2009, as adjusted(1)	$1,398.9	$760.4	54.4%	$394.6	28.2%	$203.4	$2.64

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts certain selected financial data for fiscal 2010 and 2009. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Net income attributable to the Company for fiscal 2010 of $194.2 million increased by $16.9 million, or 9.5%, from $177.3 million in the prior year period. On an adjusted basis, as noted in the table above, net income attributable to the Company would have been $192.9 million for fiscal 2010 as compared to $203.4 million for fiscal 2009, a decrease in 2010 of $10.4 million or 5.1%. Diluted earnings per share of $2.56 for fiscal 2010 increased by $0.26, or 11.3%, from $2.30 in the prior year. After adjusting fiscal 2010 and 2009 for the items as noted in the table above, diluted earnings per share for fiscal 2010 would have been $2.54, as compared to $2.64 in fiscal 2009, a decrease in 2010 of $0.10 or 3.6% versus the prior year. Included in the fiscal 2010 diluted earnings per share is a $0.05 charge associated with the settlement of the California labor litigation.

Components of Revenue and Volumes

Fiscal 2010 volume and revenue performance trends improved over the course of the year after a weak first quarter. The strengthening in performance was driven by the NACO meetings business and accelerating growth in WeightWatchers.com. Partially offsetting growth in these businesses was weak performance throughout the year in the UK meetings business and a slowdown in growth in Continental Europe.

For the full year of fiscal 2010, net revenues were $1,452.0 million, an increase of $53.1 million, or 3.8%, over $1,398.9 million in the prior fiscal year. After the $2.0 million adjustment to 2010 revenues for the UK VAT accrual reversal noted in the table and discussions above, fiscal 2010 net revenues were $1,450.0 million, an increase of 3.7% versus prior year. Favorable foreign currency exchange rates increased our revenues for fiscal 2010 by $4.0 million, or 0.3%. In the first quarter 2010, adjusted net revenues fell short of first quarter 2009 levels as a result of a combination of factors. In the US and UK meetings businesses, which were cycling against a prior year innovation, ineffective marketing in the first quarter 2010 failed to draw enrollments into our meetings, and very poor weather conditions resulted in some meeting closures and lowered the propensity of our members to attend open meetings in weather-affected areas.

The shortfall in first quarter 2010 net revenues versus the prior year period was more than offset by growth in net revenues in the last nine months of fiscal 2010 versus the respective prior year period, driven by increases in the NACO meetings business and WeightWatchers.com, which offset ongoing weakness in the UK meetings business. A change in marketing strategy in the second quarter 2010 in the NACO meetings business and in the WeightWatchers.com business spurred an improvement in volume trends in NACO and robust growth in Weight Watchers Online sign-ups. The improving trend in these two businesses continued throughout the rest of the year, and was further compounded by the favorable impact on volumes and revenues of the successful launch of our new programs, PointsPlus and ProPoints, as applicable, in November 2010 in our English-speaking markets.

For fiscal 2010, global meeting fees were $819.6 million, an increase of $2.1 million, or 0.3%, from $817.5 million in the prior year period. After the $2.0 million adjustment to 2010 global meeting fees for the UK VAT accrual reversal noted in the table and discussions above, fiscal 2010 global meeting fees would have been $817.6 million, up less than $0.1 million versus prior year. Excluding favorable foreign currency exchange rates, which increased our global meeting fees for fiscal 2010 by $1.8 million, or 0.2%, global meeting fees, as adjusted for the UK VAT accrual reversal, declined slightly versus prior year by 0.2%. The lack of increase in global meeting fees on a constant currency basis was the result of weak enrollment early in the year in NACO meetings and throughout the year in UK meetings, which held full year global meeting paid weeks at virtually the same level as the prior year, up just 0.4%. In Continental Europe, the launch of our new ProPoints program innovation at the end of fiscal 2009 resulted in enrollment and meeting fees increases throughout the first half of fiscal 2010 versus prior year; however, the growth was offset by declines versus prior year in the second half of fiscal 2010 in this market.

Global meeting paid weeks increased by 0.3 million, or 0.4%, in fiscal 2010 to 87.9 million versus 87.6 million in the prior year period. After a decline of 4.2% in the first quarter 2010 versus first quarter 2009, global meeting paid weeks performance steadily improved across the rest of the 2010 fiscal year. Versus the prior year comparable periods, global meeting paid weeks were up 0.8% in the second quarter, 2.6% in the third quarter, and 3.0% in the fourth quarter, primarily as a result of improvements in the NACO business.

Global attendance in our meetings decreased by 6.1% in fiscal 2010 to 51.0 million from 54.3 million in fiscal 2009, driven by the 12.0% attendance decline that we experienced in the first quarter 2010 versus the first quarter 2009. As noted above, extreme weather in many of our geographies in the first quarter 2010 resulted in some meeting closures and lowered the propensity of our members to attend meetings. In addition, as noted above, during the first quarter 2010, the US and UK meetings businesses were cycling against a prior year program innovation. The global attendance decline lessened in the second and third quarters of fiscal 2010 versus the comparable prior year periods, and nearly achieved parity with the prior year period in the fourth quarter, down just 0.8% as a result of NACO’s performance.

In NACO, meeting fees for fiscal 2010 were $545.3 million, a decrease of $1.7 million, or 0.3%, from $547.0 million for fiscal 2009. Full year 2010 NACO meeting paid weeks declined 1.0%, from 55.8 million in fiscal 2009 to 55.3 million in fiscal 2010, and attendance declined 5.7%, from 32.1 million in fiscal 2009 to 30.3 million in fiscal 2010, as a result of performance weakness in the early part of the year. First quarter 2010 meeting attendance was down 16.0%, and paid weeks declined 8.0% versus the prior year period. This first quarter performance weakness was the result of a marketing campaign in NACO that was ineffective at attracting our target consumer, coupled with the impact of very poor weather conditions, which caused some meeting closures and low attendance in the remaining meetings in weather affected areas. In the spring, NACO launched a new marketing strategy and campaign focused on member experience, featuring Jennifer Hudson as its new spokesperson. With this change, business performance began an improvement trend in the second quarter 2010 that continued through the rest of the year. Compared to prior year periods, second quarter 2010 attendance and paid weeks declined 4.9% and 1.8%, respectively, while in the third quarter, attendance improved to a decline of 3.8% and paid weeks increased by 2.8%.

In addition to the benefits realized from the new marketing strategy, NACO initiated other growth strategies during fiscal 2010, including revamping the retail structure in select markets, with a focus on a new look and feel for the meeting centers, and consolidating meetings toward stronger locations and better performing leaders. These new strategies coupled with the launch of the new PointsPlus program in late November resulted in a positive end to fiscal 2010 for NACO, with solid growth in the fourth quarter in both paid weeks and attendance, up 4.2% and 6.8%, respectively, versus the fourth quarter of fiscal 2009.

For fiscal 2010, our international meeting fees were $274.4 million, an increase of $3.8 million, or 1.4%, from $270.6 million in the prior year period. After the $2.0 million adjustment to 2010 international meeting fees for the UK VAT accrual reversal noted above, fiscal 2010 international meeting fees would have been $272.3 million, down $1.8 million, or 0.6%, versus prior year, or up $2.9 million or 1.1% on a constant currency basis. Paid weeks increased by 2.8% in the international meetings business, from 31.7 million in fiscal 2009 to 32.6 million in fiscal 2010. Attendance, however, declined by 6.6%, from 22.1 million in fiscal 2009 to 20.7 million in fiscal 2010.

The lack of substantive growth in international meeting fees was primarily the result of weakness in the United Kingdom throughout the year and a slowdown in momentum in Continental Europe in the second half of the year. Meeting fees in the United Kingdom declined by 1.3%, but excluding the benefit of the UK VAT accrual reversal would have declined by 2.0% on a constant currency basis, in fiscal 2010 versus fiscal 2009. Full year attendance performance in this market was weak, declining 10.5% versus the prior year. Paid weeks, however, were nearly on par with the prior year, down 0.4%, reflecting a continuation of growth in Monthly Pass penetration and strong retention. In the first quarter 2010, UK attendance volumes were down 12.8%, significantly impacted by weather and cycling against a program innovation in the prior year. Absent a new marketing campaign in the spring to draw enrollments, the United Kingdom continued to experience deep declines in attendance throughout 2010. In November 2010, the United Kingdom launched its new program, ProPoints; however, because of a decision to significantly limit marketing in the fall campaign prior to the new program launch, and as result of bad weather during this program launch period, fourth quarter 2010 attendances were down 11.3% versus the fourth quarter of 2009.

Meeting fees in Continental Europe increased by 0.1%, or 3.4% on a constant currency basis, in fiscal 2010 versus fiscal 2009. In the first half of 2010, the Continental European market experienced 3.3% meeting attendance growth over the prior year period as a result of the ProPoints program, which drove an influx of returning members to our meetings who were attracted by the new program. The marketing of this new program, however, was not successful in capturing the attention of new members, and as a result, attendance began a decline in the third quarter which continued through the end of the year. In addition, France faced strong competition from a new fad diet. For fiscal 2010, paid weeks in Continental Europe increased by 6.9%, benefiting from enrollment growth early in the year and an increase in Monthly Pass penetration, but attendances declined by 1.6% versus prior year.

Global in-meeting product sales for fiscal 2010 were $260.5 million, an increase of $9.1 million, or 3.6%, from $251.3 million in fiscal 2009. On a per attendee basis, global in-meeting product sales increased 10.3% in fiscal 2010 versus the prior year period, or 10.2% on a constant currency basis. In-meeting product sales growth was driven primarily by program innovations which drove strong sales per attendee in Continental Europe in the first quarter and in the English-speaking countries in the fourth quarter. In NACO, fiscal 2010 full year in-meeting product sales of $138.8 million increased by $12.1 million, or 9.5%, versus the prior year on the strength of 16.2% per attendee sales growth. In the fourth quarter, NACO’s in-meeting product sales per attendee rose 37% over the prior year fourth quarter, reflecting the impact of the new program launch. International in-meeting product sales were $121.7 million in fiscal 2010, a decrease of 2.3%, or 2.0% on a constant currency basis, versus the prior year. International in-meeting product sales per attendee increased 4.5% in fiscal 2010 versus the prior year, and increased 4.9% on a constant currency basis. UK in-meeting product sales per attendee rose 46.6%, or 52.3% on a constant currency basis, in the fourth quarter 2010 versus the fourth quarter 2009, also reflecting the impact of its new program launch.

Internet revenues, which include subscription revenues from sales of Weight Watchers Online and Weight Watchers eTools as well as Internet advertising revenues, increased $42.8 million, or 21.8%, to $238.8 million for fiscal 2010 from $196.0 million for fiscal 2009. The increase was driven by strong growth and an accelerating trend in Online sign-ups throughout the year. Internet revenue growth accelerated in the second quarter of 2010 by 20.6% versus the prior year period led by a highly successful marketing strategy in the United States. Business performance continued to improve with a 21.7% increase in Internet revenues in the third quarter of fiscal 2010 as compared to the prior year period. With the new program launch in our English-speaking markets, fourth quarter Internet revenues grew by 31.1% versus the prior year period. In addition, WeightWatchers.com launched its two Internet subscription products in Sweden in the fourth quarter of fiscal 2009 and Belgium and Spain in the fourth quarter of fiscal 2010. End-of-period active Online subscribers increased 38.2% from 763,000 at January 2, 2010 to 1,054,000 at January 1, 2011.

Other revenues, comprised primarily of licensing revenues and revenues from our publications, were $121.0 million for both fiscal 2010 and fiscal 2009, but were flat in fiscal 2010 as compared to fiscal 2009 or down 0.6% on a constant currency basis. Our global licensing revenues in fiscal 2010 decreased 5.0% versus the prior year period. Licensing in the premium priced “better-for-you” category which encompasses our licensees continues to be impacted negatively by changes in consumer discretionary spending which resulted from the economic recession. NACO licensing revenues declined 3.7% in fiscal 2010 versus fiscal 2009, and International licensing revenues declined by 6.2%, or 6.5% on a constant currency basis, in fiscal 2010 versus fiscal 2009.

Franchise royalties for fiscal 2010 were $7.8 million in the United States and $4.3 million internationally. Total franchise royalties of $12.1 million were 7.2% lower in fiscal 2010 versus the prior year, and 7.8% lower on a constant currency basis, underperforming as compared to the Company-owned meetings business. While North American franchise royalties declined by 6.9% on a full year basis in fiscal 2010 versus fiscal 2009, the new program introduction in November 2010 drove franchise royalties up 10.2% in the fourth quarter 2010 versus the comparable 2009 period.

Components of Expenses and Margins

For fiscal 2010, cost of revenues was $661.4 million, a decrease of $9.5 million, or 1.4%, from $671.0 million in the prior year. After adjusting fiscal 2009 cost of revenues for the $32.5 million charge associated with the UK self-employment tax ruling as noted above, fiscal 2009 cost of revenues would have been $638.5 million, and fiscal 2010 cost of revenues would have increased by $22.9 million, or 3.6%, versus the prior year. The 2010 cost of revenues overall increased versus the prior year at the same rate as revenues. In the meetings business, however, growth in the cost of revenues exceeded revenue growth. This was primarily the result of two factors, both related to the launch of our new programs in the English speaking markets. First was the incremental cost of providing new program materials to all of our meeting attendees in replacement of materials from the old program. Second was the higher cost of in-meeting products relative to revenue as a result of discounting, both prior to the innovation launches to clear inventory and during the launches to encourage the purchase of enrollment-related products. As indicated above in our discussion of in-meeting product sales, these discounting strategies were nevertheless successful in driving in-meeting product sales per attendee.

Gross profit for fiscal 2010 of $790.6 million, increased $62.7 million, or 8.6%, from $727.9 million in fiscal 2009, but after the adjustment to 2010 gross profit for the UK VAT accrual reversal and the adjustment to 2009 for the UK leader self-employment tax ruling, fiscal 2010 gross profit would have been $788.6 million, an increase of 3.7% versus $760.4 million in the prior year. The Company’s gross margin was 54.4% in fiscal 2010 as compared to 52.0% in fiscal 2009, but after the UK VAT accrual reversal and UK self-employment tax ruling adjustments, the comparable gross margin in both years was 54.4%. WeightWatchers.com grew its gross margin in fiscal 2010 versus fiscal 2009 due to the strong revenue growth in that business, coupled with low incremental variable costs. Robust growth in WeightWatchers.com was offset by a decline in gross margin in the meetings business, for the reasons related to the new program launches noted in the above description of cost of revenues.

Marketing expenses for fiscal 2010 of $217.1 million increased from the fiscal 2009 level of $200.5 million by 8.3%, but on a constant currency basis, fiscal 2010 marketing expenses increased by 7.3%, or $14.6 million, versus the prior year. After disappointing results from our first quarter marketing, we adopted a new marketing strategy focused on member experience in both the NACO meetings business, featuring Jennifer Hudson, and in the WeightWatchers.com business. As the success of this strategy became apparent, we increased our marketing investments in these businesses, resulting in improved recruitment trends in NACO and a strengthening of already robust growth in Online sign-ups. In the first half of fiscal 2010, global marketing expenses increased by 2.7% versus the prior year period, while in the second half of 2010, we increased marketing expenditures versus the prior year period by 18.2%. Part of the second half of fiscal 2010 increase is attributable to end of year spending for the January 2011 launch of the new PointsPlus program in NACO. Marketing expenses as a percentage of revenues were 15.0% in fiscal 2010 as compared to 14.3% in the prior year period.

Selling, general and administrative expenses were $183.2 million for fiscal 2010 versus $170.8 million for fiscal 2009, an increase of $12.3 million, or 7.2%. On a constant currency basis and after adjusting fiscal 2009 to exclude restructuring charges as noted in the table and discussions above, fiscal 2010 selling, general and administrative expenses increased by 10.2%, or $16.9 million, versus $165.3 million in fiscal 2009. The increase was driven primarily by expenses related to the settlement of the California labor litigation, consulting fees associated with business development, and technology-related expenses, including for the development of mobile applications. Selling, general and administrative expenses as a percentage of revenues for fiscal 2010 were 12.6% and for fiscal 2009 were 12.2%, or 11.8% on an as adjusted basis.

Our operating income for fiscal 2010 was $390.3 million, an increase of $33.7 million, or 9.4%, from $356.7 million in fiscal 2009. After adjusting fiscal 2010 to exclude the revenue benefit of the UK VAT reversal, and fiscal 2009 to exclude restructuring charges and the impact of the UK self-employment tax ruling, adjusted operating income would have been $388.3 million in fiscal 2010 and $394.6 million in fiscal 2009. The decrease in operating income on this adjusted basis would have been $6.2 million, or 1.6%, including $6.5 million of expense associated with the settlement of the California labor litigation. Our operating income margin for fiscal 2010 was 26.9%, an increase of 140 basis points versus 25.5% in fiscal 2009, but a decrease of 140 basis points when comparing the adjusted 2010 operating income margin of 26.8% to the adjusted 2009 operating income margin of 28.2%. Of the 140 basis point decrease in adjusted operating income margin, 45 basis points resulted from the settlement of the California labor litigation. The remainder of the operating income margin decline was driven by the meetings business and its higher marketing and operating expenses related to the new program launches, and higher selling, general and administrative expenses. The impact of the decline in operating income margin in the meetings business was partially offset by operating income margin expansion in the WeightWatchers.com business.

Interest expense was $76.2 million for fiscal 2010, an increase of $9.5 million, or 14.2%, from $66.7 million in fiscal 2009. Higher interest expense was driven by increases in our credit spread resulting from our recent debt extension and by increases in the average notional value of our interest rate swaps, as well as by higher amortization of transaction fees. The impact of these factors was partially offset by lower LIBOR and a decrease in the average debt outstanding in fiscal 2010 versus fiscal 2009. The average credit spread increased from 1.16% in fiscal 2009 to 1.64% in fiscal 2010. The average notional value of our interest rate swaps increased from $900.0 million in fiscal 2009 to $1,244.0 million in fiscal 2010. The resultant effective interest rate increased by 84 basis points from 4.17% in fiscal 2009 to 5.01% in fiscal 2010. The average value of debt outstanding decreased from $1,547.9 million in fiscal 2009 to $1,414.7 million in fiscal 2010.

We reported other expense of $0.9 million in fiscal 2010 as compared to $0.2 million of income in fiscal 2009. Other expense (income) primarily resulted from the impact of foreign currency exchange rates on intercompany transactions.

The effective tax rate was 38.5% on our results for fiscal 2010 and 39.8% on our results for fiscal 2009. The tax rate in fiscal 2009 was inflated due to charges associated with the UK self-employment tax ruling which resulted in a change in the geographic mix of our taxable income toward higher taxing jurisdictions, notably the United States. Excluding the impact of the UK self-employment tax ruling, the effective tax rate was 38.7% in fiscal 2009.

RESULTS OF OPERATIONS FOR FISCAL 2009 (52 weeks) COMPARED TO FISCAL 2008 (53 weeks)

Two adverse UK tax rulings caused the Company to record prior period adjustments that negatively impacted certain key metrics in both fiscal 2009 and fiscal 2008. We discuss these UK rulings in further detail in “Item 3. Legal Proceedings—UK Self-Employment Matter and—UK VAT Matter” in Part I of this Annual Report on Form 10-K. The table below shows our consolidated results for fiscal 2009 versus fiscal 2008 on both a GAAP basis and on an adjusted basis to show the impact of these rulings on both years and to exclude the restructuring charges associated with our cost savings initiatives in fiscal 2009.

Statements of Income as Reported and Adjusted

	(In millions, except per share amounts)
	Fiscal 2009	Fiscal 2008	Increase/ (Decrease)	% Change
Revenues, net (as adjusted)(1)	$1,398.9	$1,554.5	$(155.6)	(10.0%)
UK VAT ruling impact on prior years 2005-2007(1)	—	(18.7)	18.7

Revenues, net of VAT ruling	1,398.9	1,535.8	(136.9)	(8.9%)
Cost of revenues (as adjusted)(1)	634.3	700.8	(66.5)	(9.5%)
UK self-employment ruling impact on 2009(1)	4.2	—	4.2
UK self-employment ruling impact on prior years 2001-2008(1)	32.5	—	32.5

Cost of revenues	671.0	700.8	(29.8)	(4.3%)

Gross Profit	727.9	835.0	(107.1)	(12.8%)
Gross Margin %	52.0%	54.4%
Marketing expenses	200.5	227.4	(26.9)	(11.8%)
Selling, general and administrative expenses (as adjusted)(1)	165.3	182.6	(17.3)	(9.5%)
Impact of restructuring charges	5.5	—	5.5

Selling, general and administrative expenses	170.8	182.6	(11.8)	(6.5%)
Operating Income	356.6	425.0	(68.4)	(16.1%)
Operating Income Margin %	25.5%	27.7%
Interest expense	66.7	92.7	(26.0)	(28.0%)
Other income, net	(0.2)	(2.0)	1.8	(90.0%)

Income before income taxes	290.1	334.3	(44.2)	(13.2%)
Provision for income taxes	115.6	132.0	(16.4)	(12.4%)

Net income	174.5	202.3	(27.8)	(13.7%)
Net loss attributable to non-controlling interest	2.8	2.0	0.8	40.0%

Net income attributable to the Company	$177.3	$204.3	$(27.0)	(13.2%)

Weighted average diluted shares outstanding	77.1	78.5	(1.4)	(1.8%)

Diluted EPS	$2.30	$2.60	$(0.30)	(11.5%)

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of operations to exclude from the results of operations for fiscal 2009 the impact of the UK self-employment ruling and the impact of restructuring charges and exclude from the results of operations for fiscal 2008 the impact of the UK VAT ruling pertaining to prior periods. The UK VAT ruling impact pertaining specifically to 2008 of $7.8 million has not been adjusted herein as both years presented include the impact of this ruling. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

During the second quarter of fiscal 2008, the Company received a ruling with respect to the imposition of UK VAT on meeting fees collected by our UK subsidiary. This ruling resulted in an $18.7 million charge for periods prior to fiscal 2008 against fiscal 2008 revenues. As the above table shows, when comparing our fiscal 2009 revenues of $1.4 billion to our fiscal 2008 revenues of $1.5 billion, revenues in fiscal 2009 decreased by 8.9% versus the prior year; however, on an adjusted basis, removing the $18.7 million charge from fiscal 2008, our revenues in fiscal 2009 declined by 10.0% versus fiscal 2008.

The Company received an adverse UK tax ruling relating to the self-employment status of its UK leaders in February 2010 which caused the Company to record in fiscal 2009 a prior period charge to expense of $32.5 million and a current period charge of $4.2 million. This tax ruling will impact cost of revenues on an ongoing basis. As the table above shows, our cost of revenues decreased by $29.8 million from $700.8 million in fiscal 2008 to $671.0 million in fiscal 2009, a decrease of 4.3%; however, on an adjusted basis, removing the aggregate $36.7 million charge from fiscal 2009, our cost of revenues in fiscal 2009 actually declined by 9.5% versus fiscal 2008.

The table above shows that, including the impact of these charges, the Company’s fiscal 2009 gross profit was $727.9 million, as compared to $835.0 million in fiscal 2008, a decrease of $107.1 million or 12.8%, and that our gross profit margin of 52.0% declined 240 basis points from the prior year’s gross profit margin of 54.4%.

In addition to the two adjustments for the UK tax rulings noted above, the Company recorded $5.5 million of restructuring charges in fiscal 2009 associated with the cost savings initiatives announced in the first quarter of fiscal 2009. Selling, general and administrative expenses were 6.5% lower in fiscal 2009 versus fiscal 2008. Excluding the restructuring charges in fiscal 2009, selling, general and administrative expenses were $17.3 million, or 9.5%, lower than in fiscal 2008.

Fiscal 2009 operating income of $356.6 million declined $68.4 million, or 16.1%, from the fiscal 2008 level of $425.0 million, and fiscal 2009 operating income margin declined to 25.5% compared to 27.7% in fiscal 2008. Net income attributable to the Company of $177.3 million in fiscal 2009 was reduced by after-tax charges of $25.6 million related to the adverse UK tax ruling relating to the self-employment status of the Company’s UK leaders and $3.4 million for restructuring charges. Fiscal 2009 net income attributable to the Company declined $27.0 million, or 13.2%, from $204.3 million in fiscal 2008, which included after-tax charges of $12.7 million for the adverse UK VAT ruling. Fiscal 2009 diluted earnings per share of $2.30, including $0.38 of decline for the two fiscal 2009 items noted above, compared to $2.60 in fiscal 2008, which included $0.17 of decline related to the fiscal 2008 charge noted above.

The table below illustrates the Company’s fiscal 2009 and fiscal 2008 results for certain selected financial data on a comparable basis, after all adjustments as noted and discussed above are reflected.

Summary of Selected Financial Data as Adjusted

	(In millions, except per share amounts)
	As Adjusted(1)
	Fiscal 2009	Fiscal 2008	Increase/ (Decrease)	% Change
Revenues, net	$1,398.9	$1,554.5	$(155.6)	(10.0%)
Cost of revenues	634.3	700.8	(66.5)	(9.5%)

Gross Profit	764.6	853.7	(89.1)	(10.4%)
Gross Margin %	54.7%	54.9%
Marketing expenses	200.5	227.4	(26.9)	(11.8%)
Selling, general and administrative expenses	165.3	182.6	(17.3)	(9.5%)

Operating Income	398.8	443.7	(44.9)	(10.1%)
Operating Income Margin %	28.5%	28.5%

Net income attributable to the Company	$206.3	$217.0	$(10.7)	(4.9%)

Weighted average diluted shares outstanding	77.1	78.5	(1.4)	(1.8%)

Diluted EPS	$2.68	$2.77	$(0.09)	(3.2%)

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of operations to exclude from the results of operations for fiscal 2009 the impact of the UK self-employment ruling and the impact of restructuring charges and exclude from the results of operations for fiscal 2008 the impact of the UK VAT ruling pertaining to periods prior to fiscal 2008. The UK VAT ruling impact pertaining specifically to fiscal 2008 of $7.8 million has not been adjusted herein as both years presented include the impact of this ruling. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures. Set forth below is a reconciliation of gross profit, operating income, net income attributable to the Company and diluted earnings per share to the as reported amounts.

Excluding the charges noted above associated with the UK tax rulings in both fiscal years, gross profit of $764.6 million in fiscal 2009 declined by $89.1 million, or 10.4%, versus $853.7 million in fiscal 2008. Despite a 10.0% decline in revenues, the Company’s adjusted gross margin was 54.7%, down just 20 basis points from 54.9% in fiscal 2008 as a result of our variable cost business model and cost savings initiatives. Adjusted operating income of $398.8 million in fiscal 2009 declined by $44.9 million, or 10.1%, versus $443.7 million in fiscal 2008; however, the fiscal 2009 adjusted operating income margin of 28.5% remained unchanged from prior year, benefiting from lower marketing expenses and selling, general and administrative expense savings.

The following table sets forth a reconciliation for fiscal 2009 and fiscal 2008 of certain selected financial data set forth in the above “Summary of Selected Financial Data as Adjusted” table:

	(In millions, except per share amounts)
	Gross Profit	Operating Income	Net Income Attributable to Company	Diluted EPS
Fiscal 2009 as Reported	$727.9	$356.6	$177.3	$2.30
Adjustments to Reported Amounts
Impact of restructuring	—	5.5	3.4	0.04
UK self-employment ruling impact on 2009	4.2	4.2	2.9	0.04
UK self-employment ruling impact on prior years 2001 - 2008	32.5	32.5	22.7	0.29

Total UK self-employment ruling impact	36.7	36.7	25.6	0.33

Total Adjustments	36.7	42.2	29.0	0.38

Fiscal 2009 as Adjusted	$764.6	$398.8	$206.3	$2.68

	Gross Profit	Operating Income	Net Income Attributable to Company	Diluted EPS
Fiscal 2008 as Reported	$835.0	$425.0	$204.3	$2.60
Adjustments to Reported Amounts
UK VAT ruling impact on prior years 2005 - 2007	18.7	18.7	12.7	0.17

Fiscal 2008 as Adjusted	$853.7	$443.7	$217.0	$2.77

Note: Totals may not sum due to rounding.

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

For the 52 weeks of fiscal 2009 net revenues were $1,398.9 million, a decrease of 8.9%, versus the prior year of 53 weeks. After adjusting fiscal 2008 revenues for the UK VAT ruling, net revenues for fiscal 2009 of $1,398.9 million, declined $155.6 million, or 10.0%, from $1,554.5 million for fiscal 2008. The largest component of this decline in revenues in fiscal 2009 versus the prior year was the unfavorable impact of foreign currency exchange rates, which reduced our revenues by $63.9 million, or 4.1%. In fiscal 2009, the average exchange rate from the British pound to the US dollar dropped by 15.3% versus the prior year, from 1.853 to 1.569, and the average exchange rate from the Euro to the US dollar dropped by 5.1% versus the prior year, from 1.471 to 1.396.

For the 52 weeks of fiscal 2009, global meeting fees were $817.5 million, a decrease of $90.6 million, or 10.0%, from the prior year of 53 weeks. After adjusting fiscal 2008 for the UK VAT ruling, global meeting fees were $926.8 million in fiscal 2008. On this as-adjusted basis, global meeting fees in fiscal 2009 decreased $75.0 million, or 8.1%, as compared to fiscal 2008 on a constant currency basis. Global meeting paid weeks were 87.6 million in fiscal 2009 versus 91.3 million in the prior year, a 4.0% decline. Global attendance declined 9.5% to 54.3 million in fiscal 2009 versus 60.0 million in the prior year.

Declining volume trends in the midst of difficult economic conditions worldwide led to a decline in global meeting fees in fiscal 2009, but the increased acceptance of Monthly Pass in our international markets mitigated part of this revenue decline. We now have Monthly Pass outside the United States, in the United Kingdom, Germany, and Australia, each of which launched in the third quarter of fiscal 2007, France, which launched during the second quarter of fiscal 2008 and in Sweden, which launched during the fourth quarter of fiscal 2009. The global average meeting fee per attendee in fiscal 2009, which decreased 0.5% versus the prior year in total, actually increased 1.6% on a comparable basis excluding the negative impact of foreign currency and the fiscal 2008 UK VAT ruling impact.

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

Our international meeting fees were $270.5 million for the 52 weeks of fiscal 2009 as compared to $282.8 million, a decrease of $12.3 million, or 4.3%, from the prior year of 53 weeks and a decrease of 10.3% after adjusting fiscal 2008 for the UK VAT ruling which reduced 2008 international meeting fees by $18.7 million. The decline in international meeting fees was the result of the negative impact of foreign currency exchange. On a constant currency basis, international meeting fees in fiscal 2009 increased $0.9 million, or 0.3%, from the prior year as adjusted for the UK VAT ruling. International meeting fees per attendee, which increased 1.7% including the negative impact of foreign currency exchange and including the impact in fiscal 2008 of the UK VAT ruling, increased by 6.7% in constant currency on a comparable to prior year basis excluding the impact of the UK VAT ruling. Monthly Pass in the United Kingdom, Germany and France enabled constant currency meeting fee revenue stability in fiscal 2009 versus the prior year, and drove a 4.9% increase over prior year in total paid weeks in our international meetings business, despite the overall international attendance decline of 5.9% in the period. Fiscal 2009 paid weeks increased 8.1% in the United Kingdom and 1.6% in Continental Europe versus the prior year.

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

Internet revenues, which include subscription revenues from Weight Watchers Online and Weight Watchers eTools as well as Internet advertising revenues, grew $10.2 million, or 5.5%, to $196.0 million for fiscal 2009 from $185.8 million for fiscal 2008. On a constant currency basis, fiscal 2009 Internet revenues rose 8.1% versus the prior year. Online sign-up growth decelerated in the United States in fiscal 2009 versus the prior year, reflecting both the impact of low consumer confidence in 2009 and higher Online sign-up growth in the prior year. Internationally, Online sign-up growth was driven by successful marketing campaigns and promotions. End-of-period active Weight Watchers Online subscribers increased 12.4%, from 679,000 at January 3, 2009 to 763,000 at January 2, 2010.

Other revenue, comprised primarily of licensing revenues and revenues from our publications, was $80.2 million for fiscal 2009, a decrease of $5.7 million, or 6.6%, from $85.9 million in fiscal 2008. Excluding the negative impact of foreign currency, other revenue decreased $1.5 million in fiscal 2009 versus the prior year. Our fiscal 2009 global licensing revenues, which decreased 4.1%, increased 1.0% on a constant currency basis versus fiscal 2008 on the strength of the UK licensing business. Economic conditions have tempered growth in our licensing business elsewhere during fiscal 2009. In the United States, licensing revenues were impacted by two historically significant deals. In one case, we restructured a contract with a major licensing partner and reduced minimum payments. In another case, we had a significant fall off in revenues from a license partner who recently had an ownership change.

Franchise royalties for fiscal 2009 were $8.4 million in the United States and $4.7 million internationally. Total franchise royalties of $13.1 million were 19.2% lower in fiscal 2009 versus the prior year, or 17.0% lower in constant currency. Excluding lost commissions resulting from franchise acquisitions which occurred during fiscal 2008, franchise royalties for fiscal 2009 declined 14.6% on a constant currency basis versus the prior year, with demonstrable impact from the weakened US economy.

Components of Expenses and Margins

Cost of revenues was $671.0 million for fiscal 2009, a decrease of $29.8 million, or 4.3%, from $700.8 million for fiscal 2008. The decrease was driven by lower meeting attendances. As noted above, fiscal 2009 cost of revenues included an aggregate charge of $36.7 million related to the adverse UK tax ruling relating to the self-employment status of the Company’s UK leaders which increased 2009 cost of revenues by 5.2% over prior year, and diluted fiscal 2009 gross profit margin by 270 basis points. Including the impact of the UK self-employment tax ruling in fiscal 2009 and the UK VAT ruling in fiscal 2008, the gross profit margins in fiscal 2009 and fiscal 2008 were 52.0% and 54.4%, respectively. Excluding the charge related to the UK self-employment tax ruling, the fiscal 2009 gross profit margin was 54.7%. This compared to the fiscal 2008 gross profit margin of 54.9% excluding the 50 basis point negative impact of the previously mentioned 2008 UK VAT ruling. On this comparable basis, the 54.7% gross margin in fiscal 2009 was just 20 basis points below 54.9% in fiscal 2008 with the decline resulting from lower attendance per meeting and in-meeting product promotions. Our variable cost business model prevented deeper margin compression in fiscal 2009 despite the impact of the global recessionary economy on our volumes and revenues.

Marketing expenses for fiscal 2009 decreased $26.9 million, or 11.8%, to $200.5 million from $227.4 million for fiscal 2008. Marketing expenses as a percentage of revenues declined to 14.3% in fiscal 2009 as compared to 14.6% in the prior year as adjusted for the impact of the UK VAT ruling. Excluding the impact of foreign currency exchange, the year-over-year decrease in marketing expense was $17.0 million, or 7.5%. The meetings business drove the decline which resulted from a combination of advertising rate efficiencies and cost containment efforts across our geographies, particularly in Continental Europe.

Selling, general and administrative expenses were $170.8 million for fiscal 2009 versus $182.6 million for fiscal 2008, a decrease of $11.8 million, or 6.5%. Our selling, general and administrative expenses in fiscal 2009 included $5.5 million of restructuring charges associated with our cost savings initiatives and also included a $5.9 million benefit from foreign currency translation. Excluding the restructuring charges and the benefit from foreign currency translation, selling, general and administrative expenses were $171.2 million for fiscal 2009, a decrease of $11.4 million, or 6.2%, from the prior year, reflecting cost savings from restructuring and other initiatives that began to have an impact in the second quarter of fiscal 2009. Selling, general and administrative expenses declined despite higher investment with respect to our China Joint Venture and increased depreciation resulting from our information technology investments. Our selling, general and administrative expenses were 12.2% of revenues for fiscal 2009. Excluding the negative impact of restructuring charges from our fiscal 2009 results and excluding the impact of the UK VAT ruling from our fiscal 2008 results, selling, general and administrative expenses as a percent of revenues were 11.8% and 11.7%, respectively.

Our operating income for fiscal 2009 was $356.6 million, a decrease of $68.4 million, or 16.1%, from the fiscal 2008 level. Excluding the impact of the adverse UK tax rulings from both years and the restructuring charges from fiscal 2009, our operating income for fiscal 2009 declined by $44.9 million, or 10.1%, from $443.7 million in fiscal 2008 to $398.8 million in fiscal 2009. Foreign currency exchange accounted for $15.2 million, or 3.4%, of decline. On a constant currency basis, fiscal 2009 operating income, as adjusted for the UK self-employment ruling and for restructuring charges, decreased $29.7 million, or 6.7%, versus the prior year as adjusted for the UK VAT ruling in fiscal 2008. Volume declines were partially offset by lower marketing expenses and cost savings initiatives across most major expense categories.

Our operating income margin for fiscal 2009 was 25.5% versus 27.7% for fiscal 2008. Excluding the UK self-employment ruling and the restructuring charges in fiscal 2009 and adjusting fiscal 2008 for the UK VAT ruling, our adjusted operating income margin was flat at 28.5% in both fiscal 2009 and fiscal 2008.

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

The Company’s effective tax rate was 39.8% in fiscal 2009 and 39.5% in fiscal 2008. Our tax rate for both years was inflated as charges associated with the UK tax rulings in 2009 and 2008 resulted in changes in the geographic mix of our income in both years. Excluding the UK tax rulings, the effective tax rate was 38.7% in fiscal 2009 and 39.1% in fiscal 2008.

Liquidity and Capital Resources

Balance Sheet Working Capital

Comparing our balance sheet at January 1, 2011 with our balance sheet at January 2, 2010, our working capital deficit increased by $12.6 million. At January 1, 2011, our working capital deficit was $348.7 million, including $40.5 million of cash and cash equivalents and $197.5 million of current portion of long-term debt. This compared to a working capital deficit at January 2, 2010 of $336.1 million, which included $46.1 million of cash and cash equivalents and $215.0 million of current portion of long-term debt. Excluding the changes in cash and cash equivalents and in the current portion of long-term debt from both periods, the working capital deficit at January 1, 2011 was $191.7 million, an increase of $24.5 million versus $167.2 million at January 2, 2010.

The $24.5 million growth in the working capital deficit in fiscal 2010 versus the fiscal 2009 level, excluding the changes in cash and cash equivalents and the current portion of long-term debt, was comprised of increases in operational and other accrued items in fiscal 2010, partially offset by significant payments in fiscal 2009 for a charge associated with the adverse UK VAT ruling accrued in a prior period. The net increase in the working capital deficit in fiscal 2010 from operational items, including receivables, inventory, accrued expenses and payables was $47.4 million. This increase resulted primarily from the combination of higher accrued operating expenses of $24.6 million, a shift in the timing of tax payments of $17.6 million, and a $5.2 million increase in deferred revenue. The higher accrued operating expenses in fiscal 2010 resulted from marketing and core materials expense increases in connection with the new program launches in our English-speaking markets, a shift in the timing of salary payments, and higher accrued performance-based compensation. The working capital deficit also increased in fiscal 2010 as a result of the addition of accrued expense of $6.5 million for the settlement of the California labor litigation, and for the addition of $4.1 million to the liability related to the previously mentioned adverse UK self-employment tax ruling to cover the fiscal 2010 portion of that expense. In fiscal 2010, payments totaling $31.6 million were made in relation to the accrued liability associated with the previously mentioned adverse UK VAT ruling, thereby decreasing the working capital deficit in fiscal 2010.

Sources and Uses of Cash

Fiscal 2010

At the end of fiscal 2010, cash and cash equivalents were $40.5 million, a decrease of $5.6 million from the end of fiscal 2009. Cash flows provided by operating activities increased by $15.9 million in fiscal 2010 to $281.4 million from $265.5 million in fiscal 2009, largely reflecting the increase in net income of $16.9 million in fiscal 2010, to $194.2 million from $177.3 million in fiscal 2009.

The $281.4 million of cash flows provided by operating activities in fiscal 2010 exceeded fiscal 2010’s $194.2 million net income by $87.2 million. The excess of cash over net income arose primarily from differences between book and cash taxes and other elements of the working capital deficit, as well as from typical non-cash depreciation and amortization expenses. Net cash used for investing and financing activities combined totaled $285.5 million in fiscal 2010. Investing activities, consisting primarily of capital spending, utilized $28.6 million. Capital spending, which totaled $22.2 million in fiscal 2010, has averaged approximately $25.7 million annually over the last three fiscal years and has consisted primarily of information system and website development expenditures, leasehold improvements, furniture and equipment for meeting locations. Net cash used for financing activities totaled $256.9 million and consisted primarily of stock repurchases of $106.6 million and dividend payments to our shareholders of $53.4 million, as well as long-term debt payments of $87.9 million.

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

Fiscal 2008

At the end of fiscal 2008, cash and cash equivalents were $47.3 million, an increase of $7.5 million from the end of fiscal 2007. Cash flows provided by operating activities were $241.2 million. The cash provided by operations was driven by our net income of $204.3 million, changes in our working capital, and differences between book and cash taxes. Fiscal 2008 cash from operations was negatively impacted by timing of payments. Certain fiscal 2007 and fiscal 2009 tax and other payments amounting to approximately $30.0 million were made in fiscal 2008. Investing activities utilized $72.2 million, including $39.7 million for our fiscal 2008 franchise acquisitions and $31.6 million for capital spending. Net cash used for financing activities totaled $160.1 million. This included the repurchase of 2.8 million shares of our common stock for $116.0 million and dividend payments of $55.0 million. See “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K for more information regarding our stock repurchase program.

Long-Term Debt

Our credit facilities consist of a term loan facility and a revolving credit facility, or collectively, the WWI Credit Facility. The term loan facility consists of two tranche A loans, or Term A Loan and Additional Term A Loan, a tranche B loan, or Term B Loan, a tranche C loan, or Term C Loan, and a tranche D loan, or Term D Loan, in an aggregate original principal amount of $1,550.0 million. The revolving credit facility, or the Revolver, consists of two tranches, or Revolver I and Revolver II, of up to $500.0 million in the aggregate. At the end of fiscal 2010, we had $1,365.1 million outstanding under the WWI Credit Facility. In addition, at the end of fiscal 2010, there was $325.0 million available under the Revolver.

At the end of fiscal 2010, fiscal 2009 and fiscal 2008, our debt consisted entirely of variable-rate instruments. Interest rate swaps are entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 2.2%, 1.5% and 4.7% per annum at the end of fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

The following schedule sets forth our long-term debt obligations (and interest rates, exclusive of the impact of swaps) at January 1, 2011:

Long-Term Debt

At January 1, 2011

(Balances in millions)

	Balance	Alternative Base Rate or LIBOR	Applicable Margin	Interest Rate
Revolver I due 2011	$1.7	3.25%	0.00%	3.25%
Revolver I due 2011	56.6	0.31%	1.00%	1.31%
Revolver II due 2014	3.3	3.25%	1.50%	4.75%
Revolver II due 2014	112.4	0.31%	2.50%	2.81%
Term A Loan due 2011	58.2	0.31%	1.00%	1.31%
Additional Term A Loan due 2013	209.1	0.31%	1.00%	1.31%
Term B Loan due 2014	240.0	0.31%	1.50%	1.81%
Term C Loan due 2015	443.1	0.31%	2.25%	2.56%
Term D Loan due 2016	240.7	0.31%	2.25%	2.56%

Total Debt	1,365.1
Less Current Portion	197.5

Total Long-Term Debt	$1,167.6

The WWI Credit Facility provides that term loans and the Revolver bear interest, at our option, at LIBOR plus an applicable margin per annum or the alternative base rate (as defined in the WWI Credit Facility Agreement) plus an applicable margin per annum. At the end of fiscal 2010, the Term A Loan and Additional Term A Loan bore interest at a rate equal to LIBOR plus 1.00% per annum; a portion of the Revolver I bore interest at a rate equal to LIBOR plus 1.00% per annum and the other portion bore interest at a rate equal to the alternative base rate plus 0.00% per annum; the Term B Loan bore interest at a rate equal to LIBOR plus 1.50% per annum; the Term C Loan and Term D Loan bore interest at a rate equal to LIBOR plus 2.25% per annum; and a portion of the Revolver II bore interest at a rate equal to LIBOR plus 2.50% per annum and the other portion bore interest at a rate equal to the alternative base rate plus 1.50% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, at the end of fiscal 2010, we were required to pay a commitment fee to the lenders under the Revolver I and Revolver II with respect to the unused commitments at a rate equal to 0.20% per annum and 0.50% per annum, respectively.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. At the end of fiscal 2010, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

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

Contractual Obligations

We are obligated under non-cancelable operating leases primarily for office and rent facilities. Consolidated rent expense charged to operations under all our leases for fiscal 2010 was approximately $35.2 million.

The following table summarizes our future contractual obligations as of the end of fiscal 2010:

	Total	Payment Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(in millions)
Long-Term Debt(1)
Principal	$1,365.1	$197.5	$210.9	$728.1	$228.6
Interest	109.1	22.2	56.0	28.0	2.9
Operating leases	66.5	21.9	24.5	12.3	7.8
Other long-term obligations(2)	4.2	0.6	1.3	1.2	1.1

Total	$1,544.9	$242.2	$292.7	$769.6	$240.4

(1)	Due to the fact that all of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2010 remains constant for all periods presented.
(2)	“Other long-term obligations” primarily consist of deferred rent costs. The provision for income tax contingencies included in other long-term liabilities on the consolidated balance sheet is not included in the table above due to the fact that the Company is unable to estimate the timing of payment for this liability.

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

Franchise Acquisitions

The following are our key franchise acquisitions since fiscal 2007:

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

Stock Transactions

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized adding $250.0 million to this program. Under this program, we will not purchase shares held by Artal. This program currently has no expiration date. As of fiscal year-end 2010, $240.5 million remains available to purchase shares of our common stock under this program. From fiscal 2003 through fiscal 2010, we purchased 19.3 million shares of our common stock in the open market for a total purchase price of $759.5 million. No shares were repurchased in fiscal 2009.

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

Seasonality

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in fiscal 2009, Easter fell on April 12, which means that our spring marketing campaign began in the second quarter of fiscal 2009 as opposed to the first quarter of fiscal 2008. The introduction of Monthly Pass in the meetings business has resulted in less seasonality with regard to our meeting fee revenues because its revenues are amortized over the related subscription period. Our operating income for the first half of the year is generally the strongest. While WeightWatchers.com experiences similar seasonality in terms of new subscriber sign-ups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board, or the FASB, issued authoritative guidance revising certain disclosure requirements concerning fair value measurements. The guidance requires an entity to disclose separately significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and to disclose the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3, on a gross basis rather than a net basis. These new disclosure requirements were effective for the Company beginning with its first fiscal quarter of 2010, except for the additional disclosure of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The Company did not have any such transfers into and out of Levels 1 and 2 during the twelve months ended January 1, 2011. The Company is currently evaluating the full impact of this guidance, but does not expect it to have a material impact on the disclosures in its consolidated financial statements in future filings.

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

We are exposed to market risks relating to interest rate changes and foreign currency fluctuations. As of the end of fiscal 2010, other than as described below, there have been no material changes to the Company’s exposure to market risk since the end of fiscal 2009.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt. As of the end of fiscal 2010, we had entered into interest rate swaps with notional amounts totaling $1,110.0 million to hedge a substantial portion of our variable rate debt. Our interest rate swap that went effective on January 4, 2010 and terminates on January 27, 2014 had an initial notional amount of $425.0 million, which amount will fluctuate during the term of that swap to a maximum of $755.0 million. Changes in the fair value of these derivatives will be recorded each period in earnings for non-qualifying derivatives or accumulated other comprehensive income (loss) for qualifying derivatives.

Based on the amount of our variable rate debt and interest rate swap agreements as of the end of fiscal 2010, a hypothetical 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $1.3 million.

Foreign Currency Risk

Other than inter-company transactions between our domestic and foreign entities, we generally do not have significant transactions that are denominated in a currency other than the functional currency applicable to each entity. As a result, substantially all of our revenues and expenses, other than those of WeightWatchers.com, in each jurisdiction in which we operate are in the same functional currency. In general, we are a net receiver of currencies other than the US dollar. Accordingly, changes in exchange rates may negatively affect our revenues and gross margins as expressed in US dollars. In the future, we may enter into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce the currency risk associated with fluctuating exchange rates. Realized and unrealized gains and losses from any of these transactions may be included in net income for the period.

Fluctuations in currency exchange rates, particularly with respect to the euro and pound sterling, may impact our shareholders’ equity. The assets and liabilities of our non-US subsidiaries are translated into US dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into US dollars at the average exchange rate for the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive income (loss). In addition, exchange rate fluctuations will cause the US dollar translated amounts to change in comparison to prior periods.

Item 8.	Financial Statements and Supplementary Data

This information is incorporated by reference to our consolidated financial statements on pages F-1 through F-27 and our financial statement schedule on page S-1, including the report thereon of PricewaterhouseCoopers LLP on page F-2.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that the design and operation of our disclosure controls are effective at the reasonable assurance level.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2011, the end of fiscal 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management, under the supervision and with the participation of our principal executive officer and principal financial officer, concluded that, as of January 1, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 1, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 to our consolidated financial statements.

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

Information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K; and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of January 1, 2011:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3) (c)
Equity compensation plans approved by security holders	2,954,795	$32.92	3,108,980
Equity compensation plans not approved by security holders	—	—	—

Total	2,954,795	$32.92	3,108,980

(1)	Consists of 2,728,351shares of our common stock issuable upon the exercise of outstanding options and 226,444 shares of our common stock issuable upon the vesting of restricted stock units awarded under our 2008 Stock Incentive Plan, or 2008 Plan, our 2004 Stock Incentive Plan, or 2004 Plan, and our 1999 Stock Purchase and Option Plan, or 1999 Plan.
(2)	Includes weighted-average exercise price of stock options outstanding of $35.65 and restricted stock units of $0.
(3)	Consists of shares of our common stock issuable under our 2008 Plan and 2004 Plan. Our 1999 Plan terminated on December 16, 2009 pursuant to its terms and in connection with such termination no additional securities can be issued under the plan. Pursuant to the terms of our 2008 Plan, the number of shares of our common stock available for issuance under the 2008 Plan was increased by 550,272 shares, the remaining number of shares of our common stock with respect to which awards could be granted under the 1999 Plan upon its termination.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Weight Watchers International, Inc.:

In our opinion, the accompanying financial statements listed in the index appearing under Item 15(a)(1) on page F-1 present fairly, in all material respects, the financial position of Weight Watchers International, Inc. and its subsidiaries (the “Company”) at January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 2, 2011

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	January 1, 2011	January 2, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,534	$46,137
Receivables (net of allowances: January 1, 2011—$5,191 and January 2, 2010—$3,762)	43,722	39,622
Inventories, net	40,571	32,488
Prepaid income taxes	11,619	28,375
Deferred income taxes	19,800	18,242
Prepaid expenses and other current assets	34,196	35,087

TOTAL CURRENT ASSETS	190,442	199,951
Property and equipment, net	30,930	36,038
Franchise rights acquired	765,864	758,617
Goodwill	51,425	51,373
Trademarks and other intangible assets, net	29,962	31,633
Deferred financing costs, net	13,391	6,563
Other noncurrent assets	9,973	3,334

TOTAL ASSETS	$1,091,987	$1,087,509

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$197,524	$215,000
Accounts payable	39,589	28,371
Dividend payable	13,158	13,786
Salaries and wages payable	48,443	42,734
UK VAT liability	0	33,568
UK Self-employment liability	40,782	36,660
Derivative payable	39,753	40,947
Other accrued liabilities	86,198	56,520
Deferred revenue	73,688	68,469

TOTAL CURRENT LIABILITIES	539,135	536,055
Long-term debt	1,167,561	1,238,000
Deferred income taxes	62,807	34,624
Other	13,208	12,100

TOTAL LIABILITIES	1,782,711	1,820,779
Commitments and contingencies (Note 14)
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	0	0
Treasury stock, at cost, 38,618 shares at January 1, 2011 and 34,947 shares at January 2, 2010	(1,794,066)	(1,684,343)
Retained earnings	1,103,817	955,514
Accumulated other comprehensive loss	(4,517)	(7,683)

TOTAL WEIGHT WATCHERS INTERNATIONAL, INC. DEFICIT	(694,766)	(736,512)
Noncontrolling interest	4,042	3,242

TOTAL DEFICIT	(690,724)	(733,270)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,091,987	$1,087,509

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	January 1, 2011	January 2, 2010	January 3, 2009
	(52 weeks)	(52 weeks)	(53 weeks)
Meeting fees, net	$819,646	$817,523	$908,084
Product sales and other, net	393,635	385,405	441,922
Internet revenues	238,756	195,985	185,806

Revenues, net	1,452,037	1,398,913	1,535,812

Cost of meetings, products and other	621,679	634,932	665,434
Cost of Internet revenues	39,728	36,007	35,401

Cost of revenues	661,407	670,939	700,835

Gross profit	790,630	727,974	834,977
Marketing expenses	217,120	200,479	227,437
Selling, general and administrative expenses	183,165	170,845	182,493

Operating income	390,345	356,650	425,047
Interest expense	76,204	66,722	92,667
Other expense (income), net	963	(228)	(1,969)

Income before income taxes	313,178	290,156	334,349
Provision for income taxes	120,656	115,585	132,002

Net income	192,522	174,571	202,347
Net loss attributable to the noncontrolling interest	1,713	2,773	1,984

Net income attributable to Weight Watchers International, Inc.	$194,235	$177,344	$204,331

Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$2.57	$2.30	$2.61

Diluted	$2.56	$2.30	$2.60

Weighted average common shares outstanding
Basic	75,661	77,004	78,250

Diluted	75,880	77,117	78,495

Dividends declared per common share	$0.70	$0.70	$0.70

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

	Weight Watchers International, Inc.						Noncontrolling Interest	Total
	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount	Shares	Amount
Balance at December 29, 2007	111,988	$0	32,578	$(1,570,054)	$(1,654)	$645,378	$0	$(926,330)
Investment by the noncontrolling interest							2,511	2,511
Comprehensive Income:
Net income / (loss)						204,331	(1,984)	202,347
Translation adjustment, net of taxes of $3,028					(4,949)			(4,949)
Changes in fair value of derivatives accounted for as hedges, net of taxes of $14,278					(22,330)			(22,330)

Total Comprehensive Income							(1,984)	175,068

Issuance of treasury stock under stock plans			(297)	1,199		6,302		7,501
Tax benefit of restricted stock units vested and stock options exercised						13,621		13,621
Cash dividends declared						(54,689)		(54,689)
Purchase of treasury stock			2,786	(115,973)				(115,973)
Compensation expense on share-based awards						11,302		11,302

Balance at January 3, 2009	111,988	$0	35,067	$(1,684,828)	$(28,933)	$826,245	$527	$(886,989)
Investment by the noncontrolling interest							5,488	5,488
Comprehensive Income:
Net income / (loss)						177,344	(2,773)	174,571
Translation adjustment, net of taxes of ($4,891)					7,659			7,659
Changes in fair value of derivatives accounted for as hedges, net of taxes of ($8,690)					13,591			13,591

Total Comprehensive Income							(2,773)	195,821

Issuance of treasury stock under stock plans			(120)	485		(1,654)		(1,169)
Tax shortfall of restricted stock units vested and stock options exercised						(1,229)		(1,229)
Cash dividends declared						(53,988)		(53,988)
Compensation expense on share-based awards						8,796		8,796

Balance at January 2, 2010	111,988	$0	34,947	$(1,684,343)	$(7,683)	$955,514	$3,242	$(733,270)
Investment by the noncontrolling interest							2,513	2,513
Comprehensive Income:
Net income / (loss)						194,235	(1,713)	192,522
Translation adjustment, net of taxes of ($2,269)					3,549			3,549
Changes in fair value of derivatives accounted for as hedges, net of taxes of $245					(383)			(383)

Total Comprehensive Income							(1,713)	195,688

Issuance of treasury stock under stock plans			(68)	267		(731)		(464)
Tax shortfall of restricted stock units vested and stock options exercised						(1,067)		(1,067)
Cash dividends declared						(52,746)		(52,746)
Purchase of Treasury Stock			3,739	(109,990)				(109,990)
Compensation expense on share-based awards						8,612		8,612

Balance at January 1, 2011	111,988	$0	38,618	$(1,794,066)	$(4,517)	$1,103,817	$4,042	$(690,724)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	January 1, 2011	January 2, 2010	January 3, 2009
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Operating activities:
Net income	$192,522	$174,571	$202,347
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,012	27,875	24,519
Amortization of deferred financing costs	4,659	2,097	1,440
Share-based compensation expense	8,612	8,796	11,302
Deferred tax provision	22,280	38,392	11,352
Allowance for doubtful accounts	2,840	1,220	1,447
Reserve for inventory obsolescence, other	7,917	7,928	9,996
Foreign currency exchange rate gain	439	(208)	(1,923)
Other items, net	(595)	(480)	(421)
Changes in cash due to:
Receivables	(6,964)	(1,322)	(343)
Inventories	(15,490)	1,624	(7,469)
Prepaid expenses	14,027	7,651	(18,489)
Accounts payable	11,855	(5,878)	(5,423)
UK VAT liability	(32,486)	(13,474)	31,643
UK self-employment liability	4,081	36,660	0
Accrued liabilities	29,822	(10,055)	(16,357)
Deferred revenue	5,356	6,118	3,012
Income taxes	3,597	(16,009)	(5,467)

Cash provided by operating activities	281,484	265,506	241,166

Investing activities:
Capital expenditures	(9,137)	(12,349)	(16,281)
Capitalized software expenditures	(13,057)	(11,090)	(15,322)
Cash paid for acquisitions	0	0	(39,661)
Other items, net	(6,452)	(188)	(922)

Cash used for investing activities	(28,646)	(23,627)	(72,186)

Financing activities:
Proceeds from borrowings	0	0	45,000
Net borrowings/(payments) on revolver	46,000	(32,000)	0
Payments on long-term debt	(133,915)	(162,500)	(45,625)
Payment of dividends	(53,409)	(54,078)	(55,045)
Tax benefit of restricted stock units vested and stock options exercised	60	126	492
Deferred financing costs	(11,483)	(4,058)	0
Payments to acquire treasury stock	(106,617)	0	(115,973)
Proceeds from stock options exercised	39	50	8,075
Investment and advances from noncontrolling interest	2,513	5,496	3,015

Cash used for financing activities	(256,812)	(246,964)	(160,061)

Effect of exchange rate changes on cash and cash equivalents and other	(1,629)	3,900	(1,420)

Net (decrease)/increase in cash and cash equivalents	(5,603)	(1,185)	7,499
Cash and cash equivalents, beginning of fiscal year	46,137	47,322	39,823

Cash and cash equivalents, end of fiscal year	$40,534	$46,137	$47,322

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

As further discussed in Note 4, effective with its formation in February 2008, the Company consolidates the financial statements of its joint venture entity, Weight Watchers Danone China Limited, and its businesses (the “Joint Venture”).

2.	Summary of Significant Accounting Policies

Fiscal Year:

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal year 2008 contained 53 weeks, while fiscal years 2010 and 2009 contained 52 weeks. WW.com’s fiscal year ends on December 31st of each year. This difference in fiscal years does not have a material effect on the consolidated financial statements.

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

Translation of Foreign Currencies:

For all foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated into US dollars using the exchange rate in effect at the end of each reporting period. Income statement accounts are translated at the average rate of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss).

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

Goodwill and Intangible Assets:

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years. The Company reviews goodwill and other indefinite-lived intangible assets, including franchise rights acquired, for potential impairment on at least an annual basis or more often if events so require. The Company performed fair value impairment testing as of the end of fiscal 2010 and fiscal 2009 on its goodwill and other indefinite-lived intangible assets and determined that the carrying amounts of these assets did not exceed their respective fair values, and therefore, no impairment existed. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows, growth rates and discount rates. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In the event such a decrease occurred, the Company would be required to record a corresponding charge, which would impact earnings. The Company would also be required to reduce the carrying amounts of the related assets on its balance sheet. The Company continues to evaluate these estimates and assumptions and believes that these assumptions are appropriate.

In performing the impairment analysis for franchise rights acquired, the fair value for the Company’s franchise rights acquired is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the franchise rights acquired and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the unit of accounting for those franchise rights. In determining the appropriate unit of accounting, the Company has concluded that the unit of accounting for each franchise right acquired is the country corresponding to the

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

acquired franchise territory. The carrying values of these franchise rights acquired in the United States, Canada, United Kingdom, Australia/New Zealand and other countries at January 1, 2011 were $656,638, $72,348, $16,593, $14,768 and $5,517, respectively, totaling $765,864.

The Company estimates future cash flows for each unit of accounting by utilizing the historical cash flows attributable to the rights in that country and then applying a growth rate using a blend of the historical operating income growth rates for such country and expected future operating income growth rates for such country. The Company utilizes operating income as the basis for measuring its potential growth because it believes it is the best indicator of the performance of its business. For fiscal 2010, the blended growth rates used in the Company’s discounted cash flow analysis ranged from approximately 5% to a growth rate of approximately 26%. For fiscal 2009, the blended growth rates used in the Company’s discounted cash flow analysis ranged from zero to a growth rate of approximately 11.0%. The Company then discounts the estimated future cash flows utilizing a discount rate. The discount rate is calculated using the average cost of capital, which includes the cost of equity and the cost of debt. The cost of equity is determined by combining a risk-free rate of return and a market risk premium. The risk-free rate of return is generally determined based on the average rate of long-term Treasury securities. The market risk premium is generally determined by reviewing external market data. When appropriate, the Company further adjusts the resulting combined rate to account for certain entity-specific factors such as maturity of the market in order to determine the utilized discount rate. The cost of debt is the Company’s average borrowing rate for the period. The discount rates used in the Company’s fiscal 2010 year-end impairment test and fiscal 2009 impairment test averaged approximately 10.5% and 11.5%, respectively.

At the end of fiscal 2010, the Company estimated that approximately 90% of the carrying value of its franchise rights acquired had a fair value of at least three times their respective carrying amounts. In the United States, the region which held approximately 86% of the franchise rights acquired, the aggregate fair value of the Company’s franchise rights acquired was approximately three times the aggregate carrying value. Given that there is a significant difference between the fair value and carrying value of the Company’s franchise rights acquired, the Company believes there are currently no reasonably likely changes in assumptions that would cause an impairment.

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

Revenue Recognition:

WWI earns revenue by conducting meetings, selling products in its meetings and to its franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements and selling advertising space in and copies of its magazines. WWI charges non-refundable registration fees in exchange for an introductory information session and materials it provides to new members in its meetings business. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Revenue from meeting fees, product sales, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customer, and commissions and royalties are earned. Advertising revenue is recognized when

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. Deferred revenue, consisting of prepaid meeting fees, such as Monthly Pass, and magazine subscription revenue, is amortized into revenue over the period earned. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

WW.com primarily generates revenue from monthly subscriptions for its Internet subscription products. Subscription fee revenues are recognized over the period that products are provided. One-time sign-up fees are deferred and recognized over the expected customer relationship period. Subscription fee revenues that are paid in advance are deferred and recognized on a straight-line basis over the subscription period.

The Company grants refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid.

Advertising Costs:

Advertising costs consist primarily of national and local direct mail, television, online media and spokesperson’s fees. All costs related to advertising are expensed in the period incurred, except for media production related costs, which are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 were $208,604, $190,999 and $214,218, respectively.

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

Deferred Financing Costs:

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. During the fiscal years ended January 1, 2011 and January 2, 2010, the Company incurred deferred financing costs of $11,483 and $4,058, respectively, associated with the refinancing of the WWI Credit Facility (as defined in Note 7). Such costs are being amortized using the straight-line method over the term of the related debt. Amortization expense for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 was $4,659, $2,097 and $1,440, respectively.

Comprehensive Income (Loss):

Comprehensive income (loss) represents the change in shareholders’ equity (deficit) resulting from transactions other than shareholder investments and distributions. The Company’s comprehensive income (loss) includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations. At January 1, 2011 and January 2, 2010, the cumulative balance of changes in fair value of derivative instruments, net of taxes, is ($24,118) and ($23,735), respectively. At January 1, 2011 and January 2, 2010, the cumulative balance of the effects of foreign currency translations, net of taxes, is $19,601 and $16,052, respectively.

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

The Company performed its annual impairment review of goodwill and other indefinite-lived intangible assets as of January 1, 2011 and January 2, 2010 and determined that no impairment existed. Goodwill is due mainly to the acquisition of the Company by H.J. Heinz Company (“Heinz”) in 1978 and the acquisition of WW.com in 2005. For the year ended January 1, 2011, the change in goodwill is due to foreign currency fluctuations. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the year ended January 1, 2011, franchise rights acquired increased due to foreign currency fluctuations.

The Company’s goodwill by reportable segment at the end of fiscal 2010 and fiscal 2009 was $25,225 and $25,173, respectively, related to the WWI segment and $26,200 related to the WW.com segment for both years, totaling $51,425 and $51,373, respectively.

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $14,894, $13,664 and $11,167 for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

The carrying amount of finite-lived intangible assets as of January 1, 2011 and January 2, 2010 was as follows:

	January 1, 2011		January 2, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$52,293	$34,423	$44,486	$25,396
Trademarks	9,813	8,952	9,602	8,593
Website development costs	35,245	24,350	29,878	19,266
Other	7,033	6,697	5,741	4,819

	$104,384	$74,422	$89,707	$58,074

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

2011	$13,820
2012	$8,389
2013	$4,938
2014	$2,325
2015	$297

6.	Property and Equipment

The components of property and equipment were:

	January 1, 2011	January 2, 2010
Leasehold improvements	$35,706	$33,836
Equipment	82,398	76,605

	118,104	110,441
Less: Accumulated depreciation and amortization	(87,174)	(74,403)

	$30,930	$36,038

Depreciation and amortization expense of property and equipment for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 was $14,118, $14,211 and $13,352, respectively.

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	January 1, 2011		January 2, 2010
	Balance	Effective Rate	Balance	Effective Rate
Revolver I due 2011	$1,674	3.25%	$—	—
Revolver I due 2011	56,565	1.29%	128,000	1.43%
Revolver II due 2014	3,326	4.75%	—	—
Revolver II due 2014	112,435	2.83%	—	—
Term A Loan due 2011	58,250	1.35%	245,000	1.40%
Additional Term A Loan due 2013	209,053	1.36%	595,000	1.92%
Term B Loan due 2014	240,000	1.86%	485,000	2.12%
Term C Loan due 2015	443,117	2.65%	—	—
Term D Loan due 2016	240,665	2.65%	—	—

Total Debt	1,365,085	2.01%	1,453,000	1.85%
Less Current Portion	197,524		215,000

Total Long-Term Debt	$1,167,561		$1,238,000

The Company’s credit facilities consist of a term loan facility and a revolving credit facility (collectively, the “WWI Credit Facility”). The term loan facility consists of two tranche A loans (“Term A Loan” and

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

“Additional Term A Loan”), a tranche B loan (“Term B Loan”), a tranche C loan (“Term C Loan”), and a tranche D loan (“Term D Loan”), in an aggregate original principal amount of $1,550,000. The revolving credit facility (the “Revolver”) consists of two tranches (“Revolver I” and “Revolver II”) of up to $500,000 in the aggregate. At January 1, 2011, the Company had $1,365,085 outstanding under the WWI Credit Facility. In addition, at January 1, 2011, there was $325,000 available under the Revolver.

At the end of fiscal 2010, the Term A Loan and Additional Term A Loan bore interest at a rate equal to LIBOR plus 1.00% per annum; a portion of the Revolver I bore interest at a rate equal to LIBOR plus 1.00% per annum and the other portion bore interest at a rate equal to the alternate base rate plus 0.00% per annum; the Term B Loan bore interest at a rate equal to LIBOR plus 1.50% per annum; the Term C Loan and Term D Loan bore interest at a rate equal to LIBOR plus 2.25% per annum; and a portion of the Revolver II bore interest at a rate equal to LIBOR plus 2.50% per annum and the other portion bore interest at a rate equal to the alternate base rate plus 1.50% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, at the end of fiscal 2010, the Company was required to pay a commitment fee to the lenders under the Revolver I and Revolver II with respect to the unused commitments at a rate equal to 0.20% per annum and 0.50% per annum, respectively.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At the end of fiscal 2010, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

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

Maturities

At January 1, 2011, the aggregate amounts of the Company’s existing long-term debt maturing in each of the next five years and thereafter are as follows:

2011	$197,524
2012	124,935
2013	86,014
2014	373,405
2015	354,641
2016 and thereafter	228,566

$1,365,085

8.	Treasury Stock

On October 9, 2003, the Company, at the direction of its Board of Directors, authorized and announced a program to repurchase up to $250,000 of the Company’s outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, the Company, at the direction of its Board of Directors, authorized and announced adding $250,000 to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal under the program. The repurchase program currently has no expiration date.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.	Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended:

	January 1, 2011	January 2, 2010	January 3, 2009
Numerator:
Net income attributable to Weight Watchers International, Inc.	$194,235	$177,344	$204,331

Denominator:
Weighted average shares of common stock outstanding	75,661	77,004	78,250
Effect of dilutive common stock equivalents	219	113	245

Weighted average diluted common shares outstanding	75,880	77,117	78,495

EPS attributable to Weight Watchers International, Inc.
Basic	$2.57	$2.30	$2.61

Diluted	$2.56	$2.30	$2.60

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 2,223, 2,045 and 1,693 for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

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

Under the 2008 Plan, grants may take the following forms at the Compensation and Benefit Committee’s discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock and other share-based awards. As of its effective date, the maximum number of shares of common stock available for grant under the 2008 Plan was 3,000, subject to increase and adjustment as set forth in the 2008 Plan. Pursuant to the terms of the 2008 Plan, the number of shares of our common stock available for issuance under the 2008 Plan was increased by 550 the remaining number of shares of our common stock with respect to which awards could be granted under the 1999 Plan upon its termination.

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

Under the 1999 Plan, grants could take the following forms at the Company’s Board of Directors or its committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, RSUs, purchase stock, dividend equivalent rights, performance units, performance shares and other share-based grants. The maximum number of shares of common stock available for grant under the 1999 Plan was 7,058. The 1999 Plan terminated on December 16, 2009 pursuant to its terms and in connection with such termination no additional awards can be granted under the plan.

Under the Stock Plans, the Company also grants fully-vested shares of its common stock to certain members of its Board of Directors. While these shares are fully vested, beginning with stock grants made in the fourth quarter of 2006, the directors are restricted from selling these shares while they are still serving on the Company’s Board of Directors. During the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009, the Company granted 19, 20 and 15 fully-vested shares, respectively, and recognized compensation expense of $595, $527 and $513, respectively.

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for these plans was $8,612, $8,796 and $11,302 for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively. Such amounts have been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $2,662, $2,997 and $4,029 for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively. No compensation costs were capitalized. As of January 1, 2011, there was $11,179 of total unrecognized compensation cost related to stock options and RSUs granted under the Stock Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

While the Stock Plans permit various types of awards, other than the aforementioned shares issued to directors, grants under the plans have historically been either non-qualified stock options or RSUs. The following describes some further details of these awards.

Stock Option Awards

Pursuant to the option components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received stock options. The options are exercisable based on the terms outlined in the agreements. The options vest over a period of three to five years and the expiration terms range from five to ten years. Options outstanding at January 1, 2011 have an exercise price between $4.04 and $56.21 per share.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	January 1, 2011	January 2, 2010	January 3, 2009
Dividend yield	1.8%	1.6%	1.5%
Volatility	31.4%	31.6%	26.8%
Risk-free interest rate	2.0% – 3.4%	2.2% – 3.1%	2.0% – 3.9%
Expected term (years)	6.4	6.5	6.5

A summary of option activity under the Stock Plans for the year ended January 1, 2011 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 2, 2010	2,317	$39.45
Granted	780	$26.33
Exercised	(18)	$2.16
Canceled	(351)	$41.75

Outstanding at January 1, 2011	2,728	$35.65	7.0	$17,663

Exercisable at January 1, 2011	1,064	$44.23	5.0	$1,351

The weighted-average grant-date fair value of options granted was $7.80, $6.00 and $12.08 for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively. The total intrinsic value of options exercised was $462, $536 and $3,026 for the years ended January 1, 2011, January 2, 2010 and January 3, 2009 , respectively.

Cash received from options exercised during the years ended January 1, 2011, January 2, 2010 and January 3, 2009 was $39, $50 and $8,075, respectively. The tax benefits realized from options exercised and RSUs vested totaled $516, $1,190 and $1,504 for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

Restricted Stock Units

Pursuant to the restricted stock components of the Stock Plans, the Company has granted RSUs to certain employees. The RSUs vest over a period of three to five years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of RSU activity under the Stock Plans for the year ended January 1, 2011 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 2, 2010	223	$37.22
Granted	76	$25.69
Vested	(50)	$46.94
Forfeited	(23)	$35.24

Outstanding at January 1, 2011	226	$31.37

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The weighted-average grant-date fair value of RSUs granted was $25.69, $19.86 and $43.84 for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively. The total fair value of RSUs vested during the years ended January 1, 2011, January 2, 2010 and January 3, 2009 was $2,341, $6,098 and $1,580, respectively.

11.	Income Taxes

The following tables summarize the Company’s consolidated provision for US federal, state and foreign taxes on income:

	January 1, 2011	January 2, 2010	January 3, 2009
Current:
US federal	$68,126	$71,409	$88,417
State	11,462	11,734	13,082
Foreign	18,693	(5,950)	19,147

	$98,281	$77,193	$120,646

Deferred:
US federal	$20,115	$25,302	$18,344
State	2,299	2,892	2,096
Foreign	(39)	10,198	(9,084)

	$22,375	$38,392	$11,356

Total tax provision	$120,656	$115,585	$132,002

The components of the Company’s consolidated income before income taxes consist of the following:

	January 1, 2011	January 2, 2010	January 3, 2009
Domestic	$236,864	$256,405	$291,858
Foreign	76,314	33,751	42,491

	$313,178	$290,156	$334,349

The difference between the US federal statutory tax rate and the Company’s consolidated effective tax rate are as follows:

	January 1, 2011	January 2, 2010	January 3, 2009
US federal statutory rate	35.0%	35.0%	35.0%
Federal and state tax reserve provision	0.7	0.4	0.4
States income taxes (net of federal benefit)	3.0	3.5	3.2
Foreign taxes	(0.9)	(1.0)	(1.1)
Increase in valuation allowance	0.7	1.8	1.7
Other	0.0	0.1	0.3

Effective tax rate	38.5%	39.8%	39.5%

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The deferred tax assets (liabilities) recorded on the Company’s consolidated balance sheets are as follows:

	January 1, 2011	January 2, 2010
Provision for estimated expenses	$6,807	$5,143
Operating loss carryforwards	29,068	27,007
Salaries and wages	4,104	3,870
Share-based compensation	8,960	9,329
Other comprehensive income	2,811	4,834
Other	6,451	3,429
Less: valuation allowance	(24,989)	(21,967)

Total deferred tax assets	$33,212	$31,645

Depreciation	$(165)	$(2,529)
Prepaid expenses	—	(187)
Deferred income	—	(31)
Amortization	(76,054)	(45,280)

Total deferred tax liabilities	$(76,219)	$(48,027)

Net deferred tax liabilities	$(43,007)	$(16,382)

Certain foreign operations of the Company have generated net operating loss carryforwards. If it has been determined that it is more likely than not that the deferred tax assets associated with these net operating loss carryforwards will not be utilized, a valuation allowance has been recorded. As of January 1, 2011 and January 2, 2010, various foreign subsidiaries had net operating loss carryforwards of approximately $107,411 and $95,808, respectively, most of which can be carried forward indefinitely.

The Company’s undistributed earnings of foreign subsidiaries are not considered to be reinvested permanently. Accordingly, the Company has recorded all taxes, after taking into account foreign tax credits, on the undistributed earnings of foreign subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 1, 2011	January 2, 2010	January 3, 2009
Balance at beginning of year	$12,897	$11,086	$9,455
Additions based on tax positions related to the current year	2,115	1,811	2,169
Additions based on tax positions of prior years	782	—	493
Reductions for tax positions of prior years	—	—	(361)
Settlements	—	—	(670)

Balance at end of year	$15,794	$12,897	$11,086

At January 1, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $7,040. As of January 1, 2011, given the nature of the Company’s uncertain tax positions, it is reasonably possible that there will not be a significant change in the Company’s uncertain tax benefits within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $2,838 and $2,059 of accrued interest and penalties at January 1, 2011 and January 2, 2010, respectively. The Company recognized $780, $403 and $431 in interest and penalties during the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. At January 1, 2011, with few exceptions, the Company was no longer subject to US federal, state or local income tax examinations by tax authorities for years prior to 2005, or non-US income tax examinations by tax authorities for years prior to 2003.

12.	Employee Benefit Plans

The Company sponsors the Second Amended and Restated Weight Watchers Savings Plan (the “Savings Plan”) for salaried and certain hourly US employees of the Company. The Savings Plan is a defined contribution plan that provides for employer matching contributions up to 100% of the first 3% of an employee’s eligible compensation that is contributed to the Savings Plan. Expense related to these contributions for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 was $1,819, $2,486, and $1,763, respectively.

During fiscal 2002, the Company received a favorable determination letter from the IRS that qualifies the Savings Plan under Section 401(a) of the Internal Revenue Code.

Pursuant to the Savings Plan, the Company also sponsors a profit sharing plan (the “Profit Sharing Plan”) for all full-time salaried US employees who are eligible to participate in the Savings Plan (except for certain senior management personnel). The Profit Sharing Plan provides for a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Profit Sharing Plan has a discretionary supplemental employer contribution component that is determined annually by the Compensation and Benefits Committee of the Company’s Board of Directors. Expense related to these contributions for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 was $3,157, $3,361 and $3,867 respectively.

For certain US senior management personnel, the Company sponsors the Amended and Restated Weight Watchers Executive Profit Sharing Plan (“EPSP”). Under the IRS definition, the EPSP is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the Company made on the employees’ behalf instead of an individual account with a cash balance. The EPSP provides for a guaranteed employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The EPSP has a discretionary supplemental employer contribution component that is determined annually by the Compensation and Benefits Committee of the Company’s Board of Directors. The account is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense related to this commitment for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 was $1,719, $1,620 and $1,026, respectively.

13.	Cash Flow Information

	January 1, 2011	January 2, 2010	January 3, 2009
Net cash paid during the year for:

Interest expense	$71,602	$81,968	$96,556
Income taxes	$75,389	$86,081	$132,648

Noncash investing and financing activities were as follows:

Fair value of net assets/(liabilities) acquired in connection with acquisitions	$—	$—	$345

Dividends declared but not yet paid at year-end	$13,158	$13,786	$13,876

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.	Commitments and Contingencies

UK VAT Matter

In June 2008, the UK Court of Appeal issued a ruling that from April 1, 2005 Weight Watchers meeting fees in the United Kingdom were fully subject to 17.5% standard rated value added tax (“VAT”), thus reversing in its entirety an earlier 2007 decision of the UK First Tier Tribunal (Tax Chamber) (formerly known as the UK VAT and Duties Tribunal and hereinafter referred to as the “First Tier Tribunal”) in the Company’s favor. For over a decade prior to April 1, 2005, Her Majesty’s Revenue and Customs (“HMRC”) had determined that Weight Watchers meeting fees in the United Kingdom were only partially subject to 17.5% VAT. In light of the Court of Appeal’s ruling and in accordance with accounting guidance for contingencies, the Company recorded a charge of approximately $32,500 as an offset to revenue in the second quarter of fiscal 2008 for UK VAT liability (including interest) in excess of reserves previously recorded. Beginning in the third quarter of fiscal 2008, in accordance with accounting guidance for contingencies, the Company has recorded as an offset to revenue VAT charges associated with UK meeting fees as earned, consistent with the Court of Appeal’s ruling.

However, with respect to UK VAT owed for the period prior to July 1, 2005, HMRC failed to raise a notice of assessment within the statutory three-year time period. In addition, although HMRC raised notices of assessment against the Company with respect to UK VAT due for the periods July 1, 2005 to September 30, 2005 and October 1, 2005 to December 31, 2005, the Company asserted that these notices of assessment were invalid on the grounds that they had been raised outside the relevant statutory time limits. HMRC indicated in November 2008 that it agreed with the Company’s assertion that the notice of assessment for the period July 1, 2005 to September 30, 2005 was invalid, and, in February 2009, confirmed that this notice had been formally withdrawn. As a result of the expiration of the statutory time period with respect to UK VAT owed prior to October 1, 2005, the Company recorded in the fourth quarter of fiscal 2008 as a benefit to revenue for the periods prior to October 1, 2005 an amount of approximately $9,200 as an offset against reserves previously recorded including in part the charge recorded against revenue in the second quarter of fiscal 2008 for UK VAT liability.

In March 2009, June 2009 and September 2009, HMRC raised additional notices of assessment against the Company in respect of UK VAT due for the periods January 1, 2006 to March 31, 2006, April 1, 2006 to June 30, 2006, and July 1, 2006 to September 30, 2006, respectively, which the Company similarly believed were raised outside the relevant statutory time limits. As a result, the Company challenged any amount of UK VAT that HMRC claimed to be owed by the Company for any period between October 1, 2005 and September 30, 2006 by filing notices of appeal during 2009 with the First Tier Tribunal against the UK VAT assessments issued for any such period. These appeals were consolidated and heard together in May 2010, and the First Tier Tribunal subsequently issued a ruling dismissing the Company’s consolidated appeal in August 2010. The Company has determined that it will not seek appeal of the First Tier Tribunal’s adverse ruling with respect to these matters. In fiscal 2010, the Company fully paid the UK VAT assessment and determined that there was an over-accrual of $2,028 with respect to this matter which was reversed to revenue.

UK Self-Employment Matter

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In September 2007, the Company appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company and the Company’s appeal was heard by the First Tier Tribunal in June 2009 and October 2009. In February 2010, the First Tier Tribunal issued a ruling that the Company’s UK leaders should have been classified as employees for UK tax purposes and, as such, the Company should have withheld tax from its leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for the Company. The Company is appealing this adverse ruling and a hearing before the UK Upper Tribunal (Tax and Chancery Chamber) is scheduled for fall 2011.

In light of this adverse ruling and in accordance with accounting guidance for contingencies, the Company recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. As it did beginning in the first quarter of fiscal 2010, the Company has recorded, and also intends to continue to record, a reserve for UK withholding taxes with respect to its UK leaders consistent with this ruling on a quarterly basis. Accordingly, the aggregate reserve for the period from April 2001 through the end of the fourth quarter of fiscal 2010 is approximately $40,782.

Sabatino v. Weight Watchers North America, Inc.

In September 2009, a lawsuit was filed in the Superior Court of California by one of the Company’s former leaders alleging violations of certain California wage and hour laws on behalf of herself, and, if approved by the court, other leaders and those employees who have performed the location coordinator function in California since September 17, 2005. In this matter, the plaintiff is seeking unpaid wages and certain other damages. In October 2009, the Company answered the complaint and removed the case to the U.S. District Court for the Northern District of California (the “Federal Court”). In July 2010, the plaintiff filed an amended complaint adding two additional named plaintiffs for this matter. In October 2010, the parties engaged in mediation and reached an agreement in principle to settle this matter in its entirety and, accordingly, the Company has recorded a reserve with respect to this matter of $6,500. The settlement is dependent upon final approval of the Federal Court. The parties submitted the proposed settlement to the Federal Court in December 2010. In January 2011, the parties received the Federal Court’s preliminary approval of the settlement. A hearing seeking final approval of the Federal Court of the settlement is scheduled for spring 2011.

Hanson-Kelly & Jackson v. Weight Watchers North America, Inc. and Weight Watchers International, Inc.

In January 2010, a lawsuit was filed in the U.S. District Court for the Middle District of North Carolina by two leaders alleging violations of certain federal and North Carolina wage and hour laws on behalf of themselves, and, if approved by the court, other leaders and receptionists in North Carolina since January 25, 2007. In this matter, the plaintiffs are seeking unpaid wages and certain other damages. In April 2010, the Company filed a Motion to Dismiss the claim for unpaid wages under the North Carolina wage and hour laws. The court has not ruled yet on this Motion. Although the Company disagrees with the allegations that it has violated federal and North Carolina wage and hour laws and the Company believes it has valid defenses with respect to this matter, litigation is inherently unpredictable. At this time, it is not possible to determine the outcome of, or estimate the liability related to, this action and the Company has not made any provision for losses in connection with it.

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

Lease Commitments:

Minimum rental commitments under non-cancelable operating leases, primarily for office and rental facilities, at January 1, 2011, consist of the following:

2011	$21,886
2012	14,863
2013	9,649
2014	6,634
2015	5,657
2016 and thereafter	7,833

Total	$66,522

Total rent expense charged to operations under these leases for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 was $35,152, $34,772 and $33,801, respectively.

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

Information about the Company’s reportable operating segments is as follows:

	Year Ended January 1, 2011
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,210,995	$241,042	$—	$1,452,037
Intercompany revenue	22,801		(22,801)	—

Total revenue	$1,233,796	$241,042	$(22,801)	$1,452,037

Depreciation and amortization	$30,068	$3,603	$—	$33,671

Operating income	$303,138	$87,207	$—	$390,345

Interest expense				76,204
Other expense, net				963
Provision for taxes				120,656

Net income				$192,522

Total assets	$1,124,382	$261,912	$(294,307)	$1,091,987

	Year Ended January 2, 2010
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,201,123	$197,790	$—	$1,398,913
Intercompany revenue	18,793		(18,793)	—

Total revenue	$1,219,916	$197,790	$(18,793)	$1,398,913

Depreciation and amortization	$25,088	$4,884	$—	$29,972

Operating income	$293,382	$63,268	$—	$356,650

Interest expense				66,722
Other income, net				(228)
Provision for taxes				115,585

Net income				$174,571

Total assets	$1,202,767	$179,049	$(294,307)	$1,087,509

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended January 3, 2009
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,347,380	$188,432	$—	$1,535,812
Intercompany revenue	17,720	105	(17,825)	—

Total revenue	$1,365,100	$188,537	(17,825)	$1,535,812

Depreciation and amortization	$20,150	$5,809	$—	$25,959

Operating income	$361,548	$63,499	$—	$425,047

Interest expense				92,667
Other income, net				(1,969)
Provision for taxes				132,002

Net income				$202,347

Total assets	$1,268,408	$132,651	$(294,307)	$1,106,752

The following table presents information about the Company’s sources of revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of US export sales.

	Revenues for the Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
NACO meeting fees	$545,289	$546,957	$625,277
International Company-owned meeting fees	274,357	270,566	282,807
Product sales	304,961	292,086	339,775
Franchise royalties	12,133	13,078	16,186
Internet revenues	238,756	195,985	185,806
Other	76,541	80,241	85,961

	$1,452,037	$1,398,913	$1,535,812

	Revenues for the Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
North America	$957,598	$915,789	$1,016,698
United Kingdom	176,714	178,579	180,114
Continental Europe	250,844	248,773	281,053
Australia, New Zealand and other	66,881	55,772	57,947

	$1,452,037	$1,398,913	$1,535,812

	Long-Lived Assets
	January 1, 2011	January 2, 2010	January 3, 2009
North America	$830,422	$832,012	$828,580
United Kingdom	18,535	17,015	13,919
Continental Europe	7,506	6,931	7,131
Australia, New Zealand and other	21,718	21,703	16,277

	$878,181	$877,661	$865,907

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.	Fair Value Measurements

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter. As of January 1, 2011, the fair value of the Company’s long-term debt was approximately $1,358,738.

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

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at January 1, 2011	$—	$—	$—	$—
Interest rate swap asset at January 2, 2010	$1,692	$—	$1,692	$—
Interest rate swap liability at January 1, 2011	$39,753	$—	$39,753	$—
Interest rate swap liability at January 2, 2010	$40,947	$—	$40,947	$—

17.	Derivative Instruments and Hedging

As of January 1, 2011 and January 2, 2010, the Company had in effect interest rate swaps with notional amounts of $1,110,000 and $900,000, respectively. In January 2009, the Company entered into a forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. During the term of this forward-starting interest rate swap, the notional amount will fluctuate. The initial notional amount was $425,000 and the highest notional amount will be $755,000.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company is hedging forecasted transactions for periods not exceeding the next five years. At January 1, 2011, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income (loss) will be reclassified to the Statement of Income within the next 12 months due to hedge ineffectiveness.

As of January 1, 2011 and January 2, 2010, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amounts of $24,119 ($39,539 before taxes) and $23,735 ($38,910 before taxes), respectively. For the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009, there were no fair value adjustments recorded in the Statements of Income since all hedges were considered qualifying and effective.

The Company expects approximately $15,860 ($26,000 before taxes) of derivative losses included in accumulated other comprehensive income/(loss) at January 1, 2011, based on current market rates, will be reclassified into earnings within the next 12 months.

18.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations for the fiscal years ended January 1, 2011 and January 2, 2010.

	For the Fiscal Quarters Ended
	April 3, 2010	July 3, 2010	October 2, 2010	January 1, 2011
Fiscal year ended January 1, 2011
Revenues, net	$387,997	$376,742	$330,606	$356,692
Gross profit	211,683	211,671	178,509	188,767
Operating income	91,427	112,158	90,447	96,313
Net income attributable to the Company	44,577	56,306	44,437	48,915

Basic EPS attributable to the Company	$0.58	$0.73	$0.59	$0.66

Diluted EPS attributable to the Company	$0.58	$0.73	$0.59	$0.66

	For the Fiscal Quarters Ended
	April 4, 2009	July 4, 2009	October 3, 2009	January 2, 2010
Fiscal year ended January 2, 2010
Revenues, net	$390,578	$372,526	$324,494	$311,315
Gross profit	212,173	207,469	177,995	130,337
Operating income	93,845	111,340	101,240	50,225
Net income attributable to the Company	47,306	58,762	52,569	18,707

Basic EPS attributable to the Company	$0.61	$0.76	$0.68	$0.24

Diluted EPS attributable to the Company	$0.61	$0.76	$0.68	$0.24

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

As discussed in further detail in Note 14, the Company received an adverse tax ruling that its UK leaders should have been classified as employees for UK tax purposes and, as such, the Company should have withheld

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

tax from its leaders pursuant to the PAYE and NIC collection rules and remitted such amounts to HMRC. In connection with this ruling, the Company recorded a charge of approximately $36,660 to cost of revenues in the fourth quarter of fiscal 2009.

As discussed in further detail in Note 14, in the second quarter of fiscal 2008, the Company received an adverse tax ruling with respect to the imposition of UK VAT on revenues earned by its UK subsidiary. In connection with this ruling, the Company recorded a charge of approximately $27,900 as an offset to revenue in fiscal 2008. Beginning in the third quarter of fiscal 2008, the Company recorded as an offset to revenue VAT charges associated with UK meeting fees as earned, consistent with the aforementioned ruling. Furthermore, as a result of the expiration of the statutory time period with respect to UK VAT owed prior to October 1, 2005, the Company recorded in the fourth quarter of fiscal 2008 as a benefit to revenue for the periods prior to October 1, 2005 an amount of approximately $9,200 as an offset against reserves previously recorded including in part the charge recorded against revenue in the second quarter of fiscal 2008. In the fourth quarter of fiscal 2010, the Company reversed the remaining reserve related to this matter in the amount of approximately $2,028 as a benefit to revenue.

19.	Recently Issued Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance revising certain disclosure requirements concerning fair value measurements. The guidance requires an entity to disclose separately significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and to disclose the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3, on a gross basis rather than a net basis. These new disclosure requirements were effective for the Company beginning with its first fiscal quarter of 2010, except for the additional disclosure of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The Company did not have any such transfers into and out of Levels 1 and 2 during the twelve months ended January 1, 2011. The Company is currently evaluating the full impact of this guidance, but does not expect it to have a material impact on the disclosures in its consolidated financial statements in future filings.

In October 2009, new revenue recognition guidance was issued regarding arrangements with multiple deliverables. The new guidance permits companies to recognize revenue from certain deliverables earlier than previously permitted, if certain criteria are met. The new guidance is effective for fiscal years beginning on or after June 15, 2010 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
FISCAL YEAR ENDED JANUARY 1, 2011
Allowance for doubtful accounts	$3,762	$2,840	$—	$(1,411)	$5,191
Inventory and other reserves	$5,368	$7,917	$—	$(9,337)	$3,948
Tax valuation allowance	$21,967	$2,162	$982	$(122)	$24,989

FISCAL YEAR ENDED JANUARY 2, 2010
Allowance for doubtful accounts	$3,513	$1,220	$—	$(971)	$3,762
Inventory and other reserves	$4,274	$7,928	$—	$(6,834)	$5,368
Tax valuation allowance	$16,118	$5,212	$652	$(15)	$21,967

FISCAL YEAR ENDED JANUARY 3, 2009
Allowance for doubtful accounts	$2,591	$1,447	$—	$(525)	$3,513
Inventory and other reserves	$4,372	$9,996	$—	$(10,094)	$4,274
Tax valuation allowance	$10,917	$5,795	$—	$(594)	$16,118

(1)	Primarily represents the utilization of established reserves, net of recoveries, where applicable.

S-1

EXHIBIT INDEX

Exhibit Number	Description
**2.1	Agreement and Plan of Merger, dated as of June 13, 2005, by and among Weight Watchers International, Inc., WeightWatchers.com, Inc. and SCW Merger Sub, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 001-16769), and incorporated herein by reference).

**2.2	Redemption Agreement, dated as of June 13, 2005, by and among Artal Luxembourg, S.A., WeightWatchers.com, Inc., and Weight Watchers International, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 001-16769), and incorporated herein by reference).

**3.1	Amended and Restated Articles of Incorporation of Weight Watchers International, Inc. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 001-16769), and incorporated herein by reference).

**3.2	Articles of Amendment to the Articles of Incorporation, as Amended and Restated, of Weight Watchers International, Inc., to Create a New Series of Preferred Stock Designated as Series B Junior Participating Preferred Stock, adopted as of November 14, 2001 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 001-16769), and incorporated herein by reference).

**3.3	Amended and Restated By-laws of Weight Watchers International, Inc. (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 001-16769), and incorporated herein by reference).

**4.1	Rights Agreement, dated as of November 15, 2001, between Weight Watchers International, Inc. and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-89444) as filed on May 31, 2002, and incorporated herein by reference).

**4.2	First Amendment, dated as of November 4, 2003, to the Rights Agreement, dated as of November 15, 2001, by and between Weight Watchers International, Inc. and Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.) (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003 (File No. 001-16769), and incorporated herein by reference).

**4.3	Specimen of stock certificate representing Weight Watchers International, Inc.’s common stock, no par value (filed as Exhibit 4.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).

10.1	Intentionally Omitted.

10.2	Intentionally Omitted.

**10.3	License Agreement, dated as of September 29, 1999, between WW Foods, LLC and Weight Watchers International, Inc. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

**10.4	LLC Agreement, dated as of September 29, 1999, between H.J. Heinz Company and Weight Watchers International, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

**10.5	Operating Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

Exhibit Number	Description
**10.6	Stockholders’ Agreement, dated as of September 30, 1999, among Weight Watchers International, Inc., Artal Luxembourg, S.A., Merchant Capital, Inc., Logo Incorporated Pty. Ltd., Longisland International Limited, Envoy Partners and Scotiabanc, Inc. (filed as Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001, and incorporated herein by reference).

†**10.7	1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2000 (File No. 001-16769), and incorporated herein by reference).

†**10.8	Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2004 (File No. 001-16769), and incorporated herein by reference).

†**10.9	Amendment to Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.10	Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2008 (File No. 001-16769), and incorporated herein by reference).

**10.11	Amended and Restated Intellectual Property License Agreement, dated as of September 10, 2001, between Weight Watchers International, Inc. and WeightWatchers.com, Inc. (filed as Exhibit No. 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).

**10.12	Service Agreement, dated as of September 10, 2001, between Weight Watchers International, Inc. and WeightWatchers.com, Inc. (filed as Exhibit No. 10.35 to the Company’s Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).

**10.13	Corporate Agreement, dated as of November 5, 2001, between Weight Watchers International, Inc. and Artal Luxembourg, S.A. (filed as Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).

**10.14	Amendment, dated as of July 1, 2005, to the Corporate Agreement, dated as of November 5, 2001, by and between Weight Watchers International, Inc. and Artal Luxembourg, S.A. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 001-16769), and incorporated herein by reference).

**10.15	Registration Rights Agreement, dated as of September 29, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and Artal Luxembourg, S.A. (filed as Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001, and incorporated herein by reference).

†**10.16	Form of Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (Chief Executive Officer, Chief Financial Officer and General Counsel) (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (File No. 001-16769), and incorporated herein by reference).

†**10.17	Form of Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (certain executive officers) (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
**10.18	Principal Stockholders Agreement among Weight Watchers International, Inc., WeightWatchers.com, Inc. and Artal Luxembourg, S.A., dated as of June 13, 2005 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.19	Form of Term Sheet for Employee Stock Awards and Form of Terms and Conditions for Employee Stock Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries, the Weight Watchers International, Inc. 2004 Stock Incentive Plan and the Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.20	Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries, the Weight Watchers International, Inc. 2004 Stock Incentive Plan and the Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-16769), and incorporated herein by reference).

**10.21	Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., The Bank of Nova Scotia and various financial institutions (filed as Exhibit 10.1 to the Company’ Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.22	Form of Directors Restricted Stock Agreement for Weight Watchers International, Inc. non-employee director restricted stock issued under the Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.23	Summary of Non-Employee Director Compensation (filed as Exhibit 10 to the Company’s Current Report on Form 8-K, as filed on July 18, 2006 (File No. 001-16769), and incorporated herein by reference).

10.24	Intentionally Omitted.

10.25	Intentionally Omitted.

†**10.26	Statement of Amendments to the 1999 Stock Purchase and Option Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.27	Statement of Amendments to the Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.28	Statement of Amendments to the Executive Profit Sharing Plan (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006 (File No. 001-16769), and incorporated herein by reference).

**10.29	Stock Purchase Agreement, dated as of December 17, 2006, by and between Weight Watchers International, Inc. and Artal Holdings Sp. z o.o. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on December 21, 2006 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
**10.30	Commitment Letter, dated December 18, 2006, by and between Weight Watchers International, Inc. and Credit Suisse Securities (USA) LLC and Credit Suisse (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on December 21, 2006 (File No. 001-16769), and incorporated herein by reference).

**10.31	Amended and Restated Commitment Letter, dated January 8, 2007, by and between Weight Watchers International, Inc., Credit Suisse Securities (USA) LLC, Credit Suisse, J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (filed as Exhibit (b)(1) filed to the Company’s Tender Offer Statement on Schedule TO Amendment No. 1, as filed on January 11, 2007 (File No. 005-78065), and incorporated herein by reference).

**10.32	First Amendment, dated as of January 26, 2007, to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., JPMorgan Chase Bank, N.A., JPMorgan Securities Inc., The Bank of Nova Scotia and various financial institutions (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on January 26, 2007 (File No. 001-16769), and incorporated herein by reference).

**10.33	Supplement, dated as of January 26, 2007, to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., JPMorgan Chase Bank, N.A., JPMorgan Securities Inc., The Bank of Nova Scotia and various financial institutions (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on January 26, 2007 (File No. 001-16769), and incorporated herein by reference).

†**10.34	Amended and Restated Weight Watchers Executive Profit Sharing Plan, effective as of January 1, 2005 (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (File No. 001-16769), and incorporated herein by reference).

**10.35	Joint Venture Agreement, dated as of February 5, 2008, between Danone Dairy Asia and Weight Watchers Asia Holdings Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008 (File No. 001-16769), and incorporated herein by reference).

**10.36	Intellectual Property License Agreement, dated as of July 7, 2008, by and between Weight Watchers International, Inc. and Weight Watchers Danone China Limited (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008 (File No. 001-16769), and incorporated herein by reference).

†*10.37	Offer Letter, dated as of April 26, 2010, by and between Weight Watchers International, Inc. and David Burwick.

†**10.38	Amended and Restated Statement of Principal Terms and Conditions of Employment, dated as of February 27, 2009, by and between Weight Watchers International, Inc. and Melanie (Stubbing) Stack (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.39	Second Amendment, dated as of June 26, 2009, to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., as borrower, the lenders party thereto, and The Bank of Nova Scotia, as the administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on July 1, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.40	Amendment to Agreements, dated as of October 1, 2002, by and between Weight Watchers International, Inc., WW Foods, LLC and H.J. Heinz Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
**10.41	Amendment to Operating Agreement, dated August 4, 2009, by and between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.42	Loan Modification Agreement, dated as of April 8, 2010, relating to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., as Borrower, the lenders party thereto, and The Bank of Nova Scotia, as the Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 9, 2010 (File No. 001-16769), and incorporated herein by reference).

*21.1	Subsidiaries of Weight Watchers International, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by David P. Kirchhoff, President and Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Ann M. Sardini, Chief Financial Officer.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: March 2, 2011	By:	/S/ DAVID P. KIRCHHOFF
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2011	By:	/S/ DAVID P. KIRCHHOFF
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 2, 2011	By:	/S/ ANN M. SARDINI
Ann M. Sardini
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 2, 2011	By:	/S/ RAYMOND DEBBANE
Raymond Debbane
Director

Date: March 2, 2011	By:	/S/ PHILIPPE J. AMOUYAL
Philippe J. Amouyal
Director

Date: March 2, 2011	By:	/S/ JOHN F. BARD
John F. Bard
Director

Date: March 2, 2011	By:	/S/ MARSHA JOHNSON EVANS
Marsha Johnson Evans
Director

Date: March 2, 2011	By:	/S/ JONAS M. FAJGENBAUM
Jonas M. Fajgenbaum
Director

Date: March 2, 2011	By:	/S/ SACHA LAINOVIC
Sacha Lainovic
Director

Date: March 2, 2011	By:	/S/ KIMBERLY ROY TOFALLI
Kimberly Roy Tofalli
Director

Date: March 2, 2011	By:	/S/ CHRISTOPHER J. SOBECKI
Christopher J. Sobecki
Director