Form 10-Q
period 2011-04-02
WEIGHT WATCHERS INTERNATIONAL INC
filed 2011-05-12
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended April 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from              to

Commission File Number: 001-16769

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

The number of shares of common stock outstanding as of April 30, 2011 was 73,031,820.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	April 2, 2011	January 1, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77,246	$40,534
Receivables, net	46,765	43,722
Inventories, net	38,320	40,571
Prepaid income taxes	8,826	11,619
Deferred income taxes	19,763	19,800
Prepaid expenses and other current assets	33,987	34,196

TOTAL CURRENT ASSETS	224,907	190,442

Property and equipment, net	29,610	30,930
Franchise rights acquired	768,797	765,864
Goodwill	50,019	51,425
Trademarks and other intangible assets, net	30,743	29,962
Deferred financing costs, net and other noncurrent assets	21,956	23,364

TOTAL ASSETS	$1,126,032	$1,091,987

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$148,986	$197,524
Accounts payable	44,522	39,589
Dividend payable	13,065	13,158
Derivative payable	29,143	39,753
UK self-employment liability	43,196	40,782
Accrued liabilities	146,777	132,028
Income taxes payable	26,280	2,613
Deferred revenue	118,315	73,688

TOTAL CURRENT LIABILITIES	570,284	539,135

Long-term debt	1,101,962	1,167,561
Deferred income taxes	76,793	62,807
Other	13,549	13,208

TOTAL LIABILITIES	1,762,588	1,782,711

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	0	0
Treasury stock, at cost, 38,959 shares at April 2, 2011 and 38,618 shares at January 1, 2011	(1,812,364)	(1,794,066)
Retained earnings	1,169,098	1,103,817
Accumulated other comprehensive income (loss)	3,084	(4,517)

TOTAL WEIGHT WATCHERS INTERNATIONAL, INC. DEFICIT	(640,182)	(694,766)
Noncontrolling interest	3,626	4,042

TOTAL DEFICIT	(636,556)	(690,724)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,126,032	$1,091,987

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	April 2, 2011	April 3, 2010
Meeting fees, net	$268,912	$218,218
Product sales and other, net	142,555	114,513
Internet revenues	91,965	55,266

Revenues, net	503,432	387,997

Cost of meetings, products and other	207,189	166,806
Cost of Internet revenues	13,101	9,508

Cost of revenues	220,290	176,314

Gross profit	283,142	211,683

Marketing expenses	95,665	74,463
Selling, general and administrative expenses	51,746	45,793

Operating income	135,731	91,427

Interest expense	18,173	18,705
Other (income) expense, net	(470)	620

Income before income taxes	118,028	72,102

Provision for income taxes	44,851	28,016

Net income	73,177	44,086
Net loss attributable to the noncontrolling interest	416	491

Net income attributable to Weight Watchers International, Inc.	$73,593	$44,577

Earnings per share attributable to Weight Watchers International, Inc.
Basic	$1.01	$0.58

Diluted	$1.00	$0.58

Weighted average common shares outstanding
Basic	72,919	77,053

Diluted	73,709	77,231

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	April 2, 2011	April 3, 2010
Cash provided by operating activities	$184,056	$64,263

Investing activities:
Capital expenditures	(2,215)	(1,085)
Capitalized software expenditures	(4,317)	(2,576)
Other items, net	108	(196)

Cash used for investing activities	(6,424)	(3,857)

Financing activities:
Payments of long-term debt	(114,137)	(38,750)
Payment of dividends	(12,974)	(13,545)
Tax benefit from restricted stock units vested and stock options exercised	1,245	0
Payments to acquire treasury stock	(34,924)	0
Proceeds from stock options exercised	18,135	21

Cash used for financing activities	(142,655)	(52,274)

Effect of exchange rate changes on cash and cash equivalents and other	1,735	(2,576)

Net increase in cash and cash equivalents	36,712	5,556
Cash and cash equivalents, beginning of period	40,534	46,137

Cash and cash equivalents, end of period	$77,246	$51,693

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

On February 5, 2008, Weight Watchers Asia Holdings Ltd. (“Weight Watchers Asia”), a direct, wholly-owned subsidiary of the Company, and Danone Dairy Asia, an indirect, wholly-owned subsidiary of Groupe DANONE S.A., entered into a joint venture agreement to establish a weight management business in the People’s Republic of China. Pursuant to the terms of the joint venture agreement, Weight Watchers Asia and Danone Dairy Asia own 51% and 49%, respectively, of the joint venture entity, Weight Watchers Danone China Limited (together with all of its businesses, the “China Joint Venture”). Because the Company has a direct controlling financial interest in the China Joint Venture, it began to consolidate this entity in the first quarter of fiscal 2008.

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2010, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.	Summary of Significant Accounting Policies

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance revising certain disclosure requirements concerning fair value measurements. The guidance requires an entity to disclose separately significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and to disclose the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3, on a gross basis rather than a net basis. These new disclosure requirements were effective for the Company beginning with its first fiscal quarter of 2010, except for the additional disclosure of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The Company did not have any such transfers into and out of Levels 1 and 2 during the three months ended April 2, 2011.

In October 2009, new revenue recognition guidance was issued regarding arrangements with multiple deliverables. The new guidance permits companies to recognize revenue from certain deliverables earlier than previously permitted, if certain criteria are met. The new guidance is effective for fiscal years beginning on or after June 15, 2010 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

For a discussion of the Company’s other significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for fiscal 2010.

3.	Acquisitions

The acquisitions of certain franchisees have been accounted for under the purchase method of accounting and, accordingly, their earnings have been included in the consolidated operating results of the Company since their dates of acquisition. There have been no key acquisitions since 2008.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.	Goodwill and Intangible Assets

For the three months ended April 2, 2011, the change in goodwill was due to the closing of the Company’s Finland business and foreign currency fluctuations. The Company’s goodwill by reportable segment at April 2, 2011 was $23,819 related to its WWI segment and $26,200 related to its WW.com segment. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the three months ended April 2, 2011, the change in franchise rights acquired was due to foreign currency fluctuations.

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $3,856 and $3,739 for the three months ended April 2, 2011 and April 3, 2010, respectively.

The carrying amount of finite-lived intangible assets as of April 2, 2011 and January 1, 2011 was as follows:

	April 2, 2011		January 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$55,681	$37,035	$52,293	$34,423
Trademarks	9,825	9,034	9,813	8,952
Website development costs	36,761	25,774	35,245	24,350
Other	7,034	6,715	7,033	6,697

	$109,301	$78,558	$104,384	$74,422

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2011	$10,899
Fiscal 2012	$9,595
Fiscal 2013	$6,145
Fiscal 2014	$2,893
Fiscal 2015	$901

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	April 2, 2011		January 1, 2011
	Balance	Effective Rate	Balance	Effective Rate
Revolver I due 2011	$—	3.25%	$1,674	3.25%
Revolver I due 2011	38,826	1.31%	56,565	1.29%
Revolver II due 2014	—	4.75%	3,326	4.75%
Revolver II due 2014	77,174	2.81%	112,435	2.83%
Term A Loan due 2011	29,125	1.31%	58,250	1.35%
Additional Term A Loan due 2013	188,952	1.31%	209,053	1.36%
Term B Loan due 2014	239,375	1.81%	240,000	1.86%
Term C Loan due 2015	437,436	2.56%	443,117	2.65%
Term D Loan due 2016	240,060	2.56%	240,665	2.65%

Total Debt	1,250,948	2.16%	1,365,085	2.01%
Less Current Portion	148,986		197,524

Total Long-Term Debt	$1,101,962		$1,167,561

The Company’s credit facilities consist of a term loan facility and a revolving credit facility (collectively, the “WWI Credit Facility”). The term loan facility consists of two tranche A loans (“Term A Loan” and “Additional Term A Loan”), a tranche B loan (“Term B Loan”), a tranche C loan (“Term C Loan”), and a tranche D loan (“Term D Loan”), in an aggregate original principal amount of $1,550,000. The revolving credit facility (the “Revolver”) consists of two tranches (“Revolver I” and “Revolver II”) of up to $500,000 in the aggregate. At April 2, 2011, the Company had $1,250,948 outstanding under the WWI Credit Facility. In addition, at April 2, 2011, there was $382,973 available under the Revolver.

At April 2, 2011, the Term A Loan, Additional Term A Loan and Revolver I bore interest at a rate equal to LIBOR plus 1.00% per annum; the Term B Loan bore interest at a rate equal to LIBOR plus 1.50% per annum; the Term C Loan and Term D Loan bore interest at a rate equal to LIBOR plus 2.25% per annum; and the Revolver II bore interest at a rate equal to LIBOR plus 2.50% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, at April 2, 2011, the Company was required to pay a commitment fee to the lenders under the Revolver I and Revolver II with respect to the unused commitments at a rate equal to 0.20% per annum and 0.50% per annum, respectively.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At April 2, 2011, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

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

On October 9, 2003, the Company, at the direction of its Board of Directors, authorized and announced a program to repurchase up to $250,000 of the Company’s outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, the Company, at the direction of its Board of Directors, authorized and announced adding $250,000 to the program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o. and its parents and subsidiaries under the program. The repurchase program currently has no expiration date.

During the three months ended April 2, 2011, the Company purchased 814 shares of its common stock in the open market under the repurchase program for a total cost of $31,550. During the three months ended April 3, 2010, the Company did not purchase any shares of its common stock.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended
	April 2, 2011	April 3, 2010
Numerator:
Net income attributable to Weight Watchers International, Inc.	$73,593	$44,577

Denominator:
Weighted average shares of common stock outstanding	72,919	77,053
Effect of dilutive common stock equivalents	790	178

Weighted average diluted common shares outstanding	73,709	77,231

EPS attributable to Weight Watchers International, Inc.:
Basic	$1.01	$0.58

Diluted	$1.00	$0.58

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 352 and 1,925 for the three months ended April 2, 2011 and April 3, 2010, respectively.

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

In connection with the Company’s annual grant of stock compensation, on March 25, 2011, the Company granted 213 non-qualified stock options and 83 restricted stock units (“RSUs”) to certain employees. The options and RSUs will vest on the third anniversary of the date of grant and the options will expire 10 years from the date of grant. The options and RSUs had an aggregate estimated grant-date fair value of $4,368 and $5,359, respectively.

9.	Income Taxes

The effective tax rates for the three months ended April 2, 2011 and April 3, 2010 were 38.0% and 38.9%, respectively. For the three months ended April 2, 2011, the primary differences between the US federal statutory tax rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower rates in certain foreign jurisdictions and the reversal of certain tax reserves due to the expiration of the applicable statute of limitations. For the three months ended April 3, 2010, the primary differences between the US federal statutory tax rate and the Company’s effective tax rate were state income taxes, offset by lower statutory rates in certain foreign jurisdictions.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.	Legal

UK Self-Employment Matter

In July 2007, Her Majesty’s Revenue and Customs (“HMRC”) issued to the Company notices of determination and decisions that, for the period April 2001 to April 2007, its leaders and certain other service providers in the United Kingdom should have been classified as employees for tax purposes and, as such, the Company should have withheld tax from the leaders and certain other service providers pursuant to the “Pay As You Earn” (“PAYE”) and national insurance contributions (“NIC”) collection rules and remitted such amounts to HMRC. HMRC also issued a claim to the Company in October 2008 in respect of NIC which corresponds to the prior notices of assessment with respect to PAYE previously raised by HMRC.

In September 2007, the Company appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company and the Company’s appeal was heard by the UK First Tier Tribunal (Tax Chamber) (formerly known as the UK VAT and Duties Tribunal and hereinafter referred to as the “First Tier Tribunal”) in June 2009 and October 2009. In February 2010, the First Tier Tribunal issued a ruling that the Company’s UK leaders should have been classified as employees for UK tax purposes and, as such, the Company should have withheld tax from its leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for the Company. The Company is appealing this adverse ruling and a hearing before the UK Upper Tribunal (Tax and Chancery Chamber) is scheduled for fall 2011.

In light of this adverse ruling and in accordance with accounting guidance for contingencies, the Company recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. As it did beginning in the first quarter of fiscal 2010, the Company has recorded, and also intends to continue to record, a reserve for UK withholding taxes with respect to its UK leaders consistent with this ruling on a quarterly basis. Accordingly, the aggregate reserve for the period from April 2001 through the end of the first quarter of fiscal 2011 is approximately $43,196.

Sabatino v. Weight Watchers North America, Inc.

In September 2009, a lawsuit was filed in the Superior Court of California by one of the Company’s former leaders alleging violations of certain California wage and hour laws on behalf of herself, and, if approved by the court, other leaders and those employees who have performed the location coordinator function in California since September 17, 2005. In this matter, the plaintiff is seeking unpaid wages and certain other damages. In October 2009, the Company answered the complaint and removed the case to the U.S. District Court for the Northern District of California (the “Federal Court”). In July 2010, the plaintiff filed an amended complaint adding two additional named plaintiffs for this matter. In October 2010, the parties engaged in mediation and reached an agreement in principle to settle this matter in its entirety and, accordingly, the Company has recorded a reserve with respect to this matter of $6,500. The settlement is dependent upon final approval of the Federal Court. The parties submitted the proposed settlement to the Federal Court in December 2010. In January 2011, the parties received the Federal Court’s preliminary approval of the settlement. A hearing seeking final approval of the settlement by the Federal Court is scheduled for spring 2011.

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

As of April 2, 2011 and April 3, 2010, the Company had in effect interest rate swaps with notional amounts of $977,500 and $1,271,250, respectively. In January 2009, the Company entered into a forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. During the term of this forward-starting interest rate swap, the notional amount will fluctuate. The initial notional amount was $425,000 and the highest notional amount will be $755,000.

The Company is hedging forecasted transactions for periods not exceeding the next five years. At April 2, 2011, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income (loss) will be reclassified to the Statements of Income within the next 12 months due to hedge ineffectiveness.

As of April 2, 2011 and April 3, 2010, cumulative losses for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amount of $17,633 ($28,907 before taxes) and $24,149 ($39,589 before taxes), respectively. For the three months ended April 2, 2011 and April 3, 2010, there were no fair value adjustments recorded in the Statements of Income since all hedges were considered qualifying and effective.

The Company expects approximately $13,246 ($21,714 before taxes) of derivative losses included in accumulated other comprehensive income (loss) at April 2, 2011, based on current market rates, will be reclassified into earnings within the next 12 months.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter. As of April 2, 2011 and April 3, 2010, the fair value of the Company’s long-term debt was approximately $1,250,304 and $1,398,669, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at April 2, 2011	$—	$—	$—	$—
Interest rate swap asset at January 1, 2011	$—	$—	$—	$—
Interest rate swap liability at April 2, 2011	$29,143	$—	$29,143	$—
Interest rate swap liability at January 1, 2011	$39,753	$—	$39,753	$—

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.	Comprehensive Income

Comprehensive income includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
Net income	$73,177	$44,086
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	1,116	1,689
Current period changes in fair value of derivatives, net of tax	6,486	(413)

Total other comprehensive income (loss)	7,602	1,276

Comprehensive income	80,779	45,362
Comprehensive loss attributable to the noncontrolling interest	(416)	(491)

Comprehensive income attributable to Weight Watchers International, Inc.	$80,363	$44,871

14.	Segment Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable segments is as follows:

	Three Months Ended April 2, 2011
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$409,823	$93,609	$—	$503,432
Intercompany revenue	8,674	—	(8,674)	—

Total revenue	$418,497	$93,609	$(8,674)	$503,432

Depreciation and amortization	$8,322	$408	$—	$8,730

Operating income	$106,175	$29,556	$—	$135,731

Interest expense				18,173
Other income, net				(470)
Provision for taxes				44,851

Net income				$73,177

Total assets	$1,098,188	$322,151	$(294,307)	$1,126,032

	Three Months Ended April 3, 2010
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$332,105	$55,892	$—	$387,997
Intercompany revenue	5,252	—	(5,252)	—

Total revenue	$337,357	$55,892	$(5,252)	$387,997

Depreciation and amortization	$7,771	$1,150	$—	$8,921

Operating income	$77,227	$14,200	$—	$91,427

Interest expense				18,705
Other expense, net				620
Provision for taxes				28,016

Net income				$44,086

Total assets	$1,187,236	$202,097	$(296,369)	$1,092,964

15.	Subsequent Event

On April 27, 2011, Weight Watchers Asia entered into a share purchase agreement with Danone Dairy Asia to acquire Danone Dairy Asia’s 49% minority equity interest in the China Joint Venture. As a result of the acquisition, WWI now owns 100% of the China Joint Venture.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

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

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Quarterly Report on Form 10-Q:

•	“fiscal 2006” refers to our fiscal year ended December 30, 2006;

•	“fiscal 2008” refers to our fiscal year ended January 3, 2009;

•	“fiscal 2009” refers to our fiscal year ended January 2, 2010;

•	“fiscal 2010” refers to our fiscal year ended January 1, 2011;

•	“fiscal 2011” refers to our fiscal year ended December 31, 2011;

•	“fiscal 2012” refers to our fiscal year ended December 29, 2012;

•	“fiscal 2013” refers to our fiscal year ended December 28, 2013;

•	“fiscal 2014” refers to our fiscal year ended January 3, 2015; and

•	“fiscal 2015” refers to our fiscal year ended January 2, 2016.

The following terms used in this Quarterly Report on Form 10-Q are our trademarks: Weight Watchers®, PointsPlus® and ProPoints®.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2010 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively, the “Consolidated Financial Statements”).

USE OF CONSTANT CURRENCY

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this Quarterly Report on Form 10-Q, we calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding or adjusting for the impact of foreign currency. These results should be considered in addition to, not as a substitute for, results reported in accordance with accounting principles generally accepted in the United States, or GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2010. Our critical accounting policies have not changed since the end of fiscal 2010.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 2, 2011 COMPARED TO THE THREE MONTHS ENDED APRIL 3, 2010

Overview

Beginning in the second quarter of fiscal 2010, both volume and revenue performance have been on an upward trend versus prior year periods as a change in marketing strategy spurred an improvement in NACO meeting enrollments and robust growth in Weight Watchers Online sign-ups. The positive trend in NACO and WeightWatchers.com was further bolstered by their highly successful launches of a new program innovation in November 2010. The combination of these factors resulted in growth in our customer base in North America by the end of fiscal 2010 such that we entered fiscal 2011 with a much larger customer base than at the beginning of 2010. In addition, the successful fall 2010 new program launches in the United Kingdom and our other English-speaking markets provided favorable momentum into the first quarter of 2011 in those markets as well.

The table below sets forth selected financial information for the first quarter of fiscal 2011 from our consolidated statements of income for the three months ended April 2, 2011 versus selected financial information for the first quarter of fiscal 2010 from our consolidated statements of income for the three months ended April 3, 2010:

Summary of Selected Financial Data

	(In Millions, except per share amounts)
	For the Three Months Ended
	April 2, 2011	April 3, 2010	Increase/ (Decrease)	% Change
Revenues, net	$503.4	$388.0	$115.4	29.8%

Cost of revenues	220.3	176.3	44.0	24.9%

Gross profit	283.1	211.7	71.4	33.8%
Gross Margin %	56.2%	54.6%

Marketing expenses	95.7	74.5	21.2	28.5%

Selling, general & administrative expenses	51.7	45.8	5.9	13.0%
Operating income	135.7	91.4	44.3	48.5%
Operating Income Margin %	27.0%	23.6%

Interest expense	18.2	18.7	(0.5)	(2.8%	)
Other (income) expense, net	(0.5)	0.6	(1.1)	(175.8%	)

Income before income taxes	118.0	72.1	45.9	63.7%

Provision for income taxes	44.9	28.0	16.8	60.1%

Net income	73.2	44.1	29.1	66.0%
Net loss attributable to the noncontrolling interest	0.4	0.5	(0.1)	(15.3%	)

Net income attributable to the Company	$73.6	$44.6	$29.0	65.1%

Weighted average diluted shares outstanding	73.7	77.2	(3.5)	(4.6%	)

Diluted EPS	$1.00	$0.58	$0.42	73.0%

Note: Totals may not sum due to rounding.

Net revenues were $503.4 million in the first quarter of fiscal 2011, an increase of $115.4 million, or 29.8%, over $388.0 million in the first quarter of fiscal 2010. Excluding the impact of foreign currency, which favorably increased our revenues for the first quarter of fiscal 2011 by $5.1 million, or 1.3%, revenues grew 28.4% versus the prior year period. The momentum of the new program launches in our

English-speaking markets accelerated in the first quarter of fiscal 2011, supported by strong marketing and public relations, resulting in global paid weeks growth of 39.7% in the quarter versus the prior year period. Global attendance increased by 20.3% and end of period active Online subscribers grew by 86.6% in the first quarter of 2011 versus the first quarter of 2010. We benefited from comparing the first quarter of fiscal 2011 against a relatively weak first quarter of fiscal 2010. The first quarter of fiscal 2010 was impacted by ineffective marketing and poor weather conditions. While the English-speaking markets, which launched program innovations at the end of fiscal 2010, performed well in the first quarter of fiscal 2011, revenue and paid weeks performance was weak in our Continental European meetings business, which was cycling against its program innovation launched in late fiscal 2009.

Gross profit for the first quarter of fiscal 2011 of $283.1 million increased $71.4 million, or 33.8%, from $211.7 million in the first quarter of fiscal 2010. Our operating income for the first quarter of fiscal 2011 was $135.7 million, an increase of $44.3 million, or 48.5%, from $91.4 million in the first quarter of fiscal 2010. Our operating income margin expanded to 27.0% in the first quarter of fiscal 2011, an increase of 340 basis points versus 23.6% in the first quarter of fiscal 2010. Operating income margin growth was attributable to stronger gross margin, up 170 basis points in the quarter versus prior year to 56.2%, as well as reductions in both selling, general and administrative expenses and marketing expenses as a percentage of revenues.

The benefits derived from operating income growth resulted in net income in the first quarter of fiscal 2011 increasing by 65.1%, or $29.0 million, to $73.6 million as compared to $44.6 million in the first quarter of fiscal 2010. Earnings per fully diluted share in the first quarter of fiscal 2011 were $1.00, up from $0.58 in the first quarter of fiscal 2010.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, products sold in meetings, Internet revenues, and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Global meeting fees for the first quarter of fiscal 2011 were $268.9 million, an increase of $50.7 million, or 23.2%, from $218.2 million in the prior year period. Excluding the impact of foreign currency, which favorably increased our global meeting fees by $2.8 million, or 1.3%, versus the prior year period, global meeting fees in the first quarter of fiscal 2011 increased by 21.9% versus the prior year period. The launches of a new program innovation in North America, the United Kingdom and our other English-speaking markets in late fiscal 2010, combined with strong marketing and public relations, were the key drivers of this growth, having produced strong enrollment trends leading into 2011 which accelerated further during the first quarter. The meeting paid weeks increase in these markets was somewhat tempered by performance weakness in Continental Europe. However, despite this, on a global basis, meeting paid weeks rose a strong 22.5% in the first quarter of fiscal 2011 to 27.8 million from 22.7 million in the prior year period. This global increase in meeting paid weeks was a significant improvement in trend compared to meeting paid weeks growth of 3.0% in the fourth quarter of fiscal 2010, 2.6% in the third quarter of fiscal 2010 and 0.8% in the second quarter of fiscal 2010 versus the comparable prior year periods.

Global attendance in our meetings business increased by 20.3% in the first quarter of fiscal 2011 to 17.6 million from 14.7 million in the first quarter of fiscal 2010. In addition to drawing new members into the meetings business, the introduction of the new program innovation in North America, the United Kingdom, and our other English-speaking markets increased meeting attendance by our existing members. This improvement in attendance was also due in part to the fact that the first quarter attendance performance in fiscal 2010 was negatively impacted by poor weather in many of our geographies.

In NACO, meeting fees for the first quarter of fiscal 2011 were $188.1 million, an increase of $45.7 million, or 32.1%, from $142.4 million for the first quarter of fiscal 2010. NACO meeting paid weeks improved by 32.6%, from 13.9 million in the first quarter of fiscal 2010 to 18.4 million in the first quarter of fiscal 2011, and attendance improved 33.1%, from 8.4 million in the first quarter of fiscal 2010 to 11.1 million in the first quarter of fiscal 2011. This growth reflected the combined effect of the highly successful new PointsPlus program, launched in late November 2010; a new marketing campaign strategy, which we launched beginning in the second quarter of 2010; and an increase in our At Work business. This new marketing campaign strategy featured Jennifer Hudson and testimonials from other successful Weight Watchers members and has helped raise the profile and attraction of our brand to both former members and new customers. The purchase by NACO meeting members of the Monthly Pass commitment plan, which provides members with access to meetings as well as to Internet tools, also increased in the first quarter of 2011 versus the first quarter of 2010, thereby driving higher revenue per member. Members who purchase Monthly Pass on average have a longer tenure and are thus more profitable to us than those who pay for attendance on a week-to-week basis. NACO revenue and volume growth in the first quarter 2011 versus the first quarter 2010 partially reflects weakness in performance in last year’s first quarter which resulted from poor weather conditions and ineffective marketing.

Our international meeting fees in the first quarter of fiscal 2011 were $80.8 million, an increase of $5.0 million, or 6.6%, from $75.8 million in the prior year period. Meeting paid weeks increased by 6.7% in the international meetings business from 8.8 million in the first quarter of fiscal 2010 to 9.4 million in the first quarter of fiscal 2011. Attendance increased by 3.2% from 6.3 million in the first quarter of fiscal 2010 to 6.5 million in the first quarter of fiscal 2011. International meetings business performance differed across the geographies, as the United Kingdom benefited from the new ProPoints program, which launched late in 2010, while Continental Europe was cycling against a prior year program launch. Further, while the United Kingdom has had success with its new marketing approach, Continental Europe is still in the process of developing an effective marketing campaign to attract not only rejoining members but also new customers.

Meeting fees in the United Kingdom increased by 32.8% in the first quarter of fiscal 2011, or 28.6% on a constant currency basis, as compared to the prior year period, driven primarily by growth in volumes resulting from the launch of the new ProPoints program in the fourth quarter of 2010. Meeting paid weeks in the United Kingdom grew 21.9% in the first quarter of fiscal 2011 versus the prior year period. Attendance in this market was also strong, up 22.2% in first quarter 2011 as compared to the prior year period.

By contrast, entering fiscal 2011, Continental European performance was already on a downward trend. Growth from its new program innovation, which launched late in fiscal 2009 and was successful in bringing in rejoining members, was not sustained because of marketing ineffectiveness in capturing the attention of potential new members. As a result, attendance began a decline in the third quarter of fiscal 2010 compared to the prior year period and has continued. First quarter fiscal 2011 meeting fees in Continental Europe decreased by 14.9%, or 14.6% on a constant currency basis, versus the first quarter of fiscal 2010. Continental European meeting paid weeks declined by 13.1% and attendance declined by 19.6% in the first quarter 2011 as compared to the first quarter 2010. Promotional strategies in the first quarter of fiscal 2011 resulted in an increase in Monthly Pass penetration in some Continental European markets, which accounted for a smaller decline in meeting paid weeks versus attendance.

Global in-meeting product sales for the first quarter of fiscal 2011 were $101.0 million, an increase of $21.0 million, or 26.3%, from $80.0 million in the first quarter of fiscal 2010. On a per attendee basis, global in-meeting product sales increased 5.0% in the first quarter of fiscal 2011 versus the prior year period, or 4.1% on a constant currency basis. In-meeting product sales growth was driven primarily by our English-speaking markets where, as a result of the launch of the new program innovation, both new and existing members purchased starter kits and other enrollment products.

In NACO, in-meeting product sales of $58.6 million in the first quarter of fiscal 2011 increased by $18.5 million, or 46.2%, versus the prior year period on the strength of both higher attendance volumes and 9.8% growth in product sales per attendee versus the prior year period. International in-meeting product sales were $42.4 million in the first quarter of fiscal 2011, an increase of 6.4%, or 4.5% on a constant currency basis, versus the prior year period. In the United Kingdom, in-meeting product sales growth was driven by both higher attendance volumes and an increase in product sales per attendee of 11.3%, or 8.6% on a constant currency basis, in the first quarter of fiscal 2011 versus the prior year period. However, the increase in the international in-meeting product sales was negatively impacted by Continental Europe, where in-meeting product sales decline in the first quarter of 2011 versus the prior year period was driven by lower attendance volumes and a slight decline in product sales per attendee of 0.2% in the first quarter of fiscal 2011 versus the prior year period.

Internet revenues, which include subscription revenues from sales of Weight Watchers Online and Weight Watchers eTools as well as Internet advertising revenues, increased $36.7 million, or 66.4%, to $92.0 million for the first quarter of fiscal 2011 from $55.3 million for the first quarter of fiscal 2010. This increase was driven in part by the new program innovation launches in North America and other English-speaking markets at the end of fiscal 2010. In addition, the change in marketing strategy that took place in the second quarter of fiscal 2010 stimulated strong growth during that fiscal quarter which continued at an accelerating rate through the first quarter of fiscal 2011. We entered fiscal 2011 with an active Online subscriber base that was 38.2% higher than at the beginning of fiscal 2010. We ended the first quarter of 2011 with an 86.6% increase in end of period active Online subscribers versus the end of the first quarter of fiscal 2010 – up from approximately 0.97 million to 1.81 million.

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $41.5 million for the first quarter of fiscal 2011, an increase of $7.0 million, or 20.2%, from $34.5 million for the first quarter of fiscal 2010. Excluding the impact of foreign currency, other revenues were 18.6% higher than the prior year period. Franchise commissions and sales of products to our franchisees grew on the strength of the impact of the new program in North America and accounted for $2.7 million of the increase in other revenues in the first quarter 2011 versus the prior year period. Our by mail product sales and revenues from our publications rose by 28.4%, or $3.5 million on a constant currency basis, over the prior year first quarter level, also driven by the new program innovations. Global licensing revenues in the first quarter of fiscal 2011 increased 3.6% versus the prior year period, with an increase in North America licensing revenues partially offset by a decline in international licensing revenues.

Components of Expenses and Margins

Cost of revenues in the first quarter of fiscal 2011 was $220.3 million, an increase of $44.0 million, or 24.9%, from $176.3 million in the prior year period. Cost of revenues grew at a slower pace than revenues on a consolidated company basis, resulting in gross margin growth from 54.6% in the first quarter of 2010 to 56.2% in the first quarter of 2011. This growth in gross margin was primarily driven by WeightWatchers.com. Robust revenue growth in WeightWatchers.com, such as we experienced in the first quarter of fiscal 2011, comes with minimal variable cost.

In contrast to WeightWatchers.com, growth in the cost of revenues in the meetings business approximated revenue growth because the first quarter of fiscal 2011 included certain significant one-time expenses related to ensuring a successful launch of the new program innovation in our English-speaking markets. Given that the new program is significantly different than the program it replaced, we had to provide the members and subscribers who were on the prior program, or who were familiar with our prior program in the case of returning members or subscribers, the necessary resources and support to understand the differences in the programs and how the differences would require changes in their day-to-day program experience. As a result and to ensure a smooth transition for members and subscribers, on a temporary basis, we increased staffing levels in our meeting rooms and call centers in the first quarter of fiscal 2011 to provide this greater degree of customer service. Additional expenses from the new program launch resulted from the need to distribute new program and related materials to existing members, rather than just to new members, because of the changeover to the new program. Further, our in-meeting product costs rose in the first quarter of fiscal 2011 at a higher rate than product sales in the first quarter as a result of discounting to encourage the purchase of enrollment-related products in the new innovation markets.

Gross profit for the first quarter of fiscal 2011 of $283.1 million increased $71.4 million, or 33.8%, from $211.7 million in the first quarter of fiscal 2010.

Marketing expenses for the first quarter of fiscal 2011 were $95.7 million, an increase of $21.2 million, or 28.5%, versus the first quarter of fiscal 2010, or 27.7% on a constant currency basis. We increased marketing investment in support of our program innovations, which proved to be a successful strategy in driving recruitment of both new customers and rejoining members and subscribers. We increased our offline marketing expense by 20.8% versus the prior year period across all of our key markets, with particular focus on the English-speaking markets which launched program innovations. Our Internet marketing expense increased by 58.6% versus the prior year period, which yielded significant growth in sign-ups to our Online product, contributed to the growth in the meetings business, and generated higher exposure to the brand generally through the increased traffic to our WeightWatchers.com website. Despite the increased investment, our cost per customer acquisition declined 18.9% in the meetings business globally and 31.1% for WeightWatchers.com versus the prior year period. Marketing expenses as a percentage of revenues were 19.0% in the first quarter of fiscal 2011 as compared to 19.2% in the prior year period.

Selling, general and administrative expenses were $51.7 million for the first quarter of fiscal 2011 versus $45.8 million for the first quarter of fiscal 2010, an increase of $5.9 million, or 13.0%. On a constant currency basis, first quarter of fiscal 2011 selling, general and administrative expenses increased by 11.5% versus the first quarter of fiscal 2010. The increase was driven primarily by higher consulting fees associated with business development, higher technology-related expenses, including for the development of mobile applications, and higher salary expenses associated with business performance and growth, including higher bonus expense. These increases were partially offset by lower legal fees and lower bad debt expense in the quarter. Selling, general and administrative expenses as a percentage of revenues for the first quarter of fiscal 2011 declined to 10.3% from 11.8% for the first quarter of fiscal 2010.

Interest expense was $18.2 million for the first quarter of fiscal 2011, a decrease of $0.5 million, or 2.8%, from $18.7 million in the first quarter of fiscal 2010, primarily as a result of lower average debt outstanding. Our average debt outstanding was $1,329.3 million in the first quarter of fiscal 2011 as compared to $1,441.0 million in the first quarter of fiscal 2010. While the average notional value of our interest rate swaps decreased from the prior year period and thus drove interest rates down, this favorable impact was offset by increases in our credit spreads resulting from the debt extension we undertook in the second quarter of fiscal 2010, and by the associated higher amortization of transaction fees. The average credit spread on our debt increased from 1.17% in the first quarter of fiscal 2010 to 1.83% in the first quarter of fiscal 2011. Our effective interest rate in the first quarter of fiscal 2011 increased by 8 basis points to 5.03% from 4.95% in the first quarter of fiscal 2010.

We reported other income of $0.5 million in the first quarter of fiscal 2011 as compared to $0.6 million of other expense in the first quarter of fiscal 2010, primarily reflecting the impact of foreign currency on intercompany transactions.

Our effective tax rate was 38.0% for the first quarter of fiscal 2011 as compared to 38.9% for the first quarter of fiscal 2010. The first quarter of fiscal 2011 benefited from the reversal of certain tax reserves due to the expiration of the applicable statute of limitations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Cash and cash equivalents were $77.2 million in the first quarter of fiscal 2011, an increase of $36.7 million from the end of fiscal 2010. Cash flows provided by operating activities for first quarter of fiscal 2011 were $184.1 million, an increase of $119.8 million over the $64.3 million generated in the first quarter of fiscal 2010. The increase of $119.8 million in cash flows from operating activities is comprised primarily of three components: a $29.0 million increase in net income in the first quarter of fiscal 2011, a $30.4 million payment made in the first quarter of fiscal 2010 which reduced the UK value added tax accrual in connection with our previously disclosed adverse UK tax ruling covering prior periods and $29.3 million of higher deferred income in the first quarter of fiscal 2011 resulting from significant increases in Online subscribers and Monthly Pass members.

The $184.1 million of cash flows provided by operating activities for the first quarter of fiscal 2011 exceeded the period’s $73.6 million in net income attributable to the Company by $110.5 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital, as described below (see “– Balance Sheet Working Capital”), and as a result of differences between book and cash taxes.

Net cash used for investing and financing activities combined totaled $149.1 million in the first quarter of fiscal 2011. Net cash used for investing activities of $6.4 million in the first quarter of fiscal 2011 consisted primarily of capital expenditures. Net cash used for financing activities totaled $142.7 million in the period and consisted primarily of long-term debt payments of $114.1 million, stock repurchases of $34.9 million and dividend payments of $13.0 million. These uses were slightly offset by $18.1 million of proceeds from stock options exercised in the quarter.

For the first quarter of fiscal 2010, cash and cash equivalents were $51.7 million, an increase of $5.6 million from the end of fiscal 2009. Cash flows provided by operating activities were $64.3 million, exceeding the period’s $44.6 million net income by $19.7 million. Cash flows provided by operating activities included a cash payment of $29.1 million for prior period charges associated with our previously disclosed adverse UK tax ruling. Excluding this one-time payment, cash flows provided by operating activities would have been $93.4 million in the first quarter of fiscal 2010. The excess of cash flows provided by operating activities over net income arose partially from changes in our working capital, as described below (see “– Balance Sheet Working Capital”). The excess of cash flows provided by operating activities over net income was also a result of differences between book and cash taxes. Net cash used for investing and financing activities combined totaled $56.2 million. Net cash used for investing activities of $3.9 million consisted primarily of capital spending. Net cash used for financing activities totaled $52.3 million and consisted of dividend payments of $13.5 million and long-term debt payments of $38.8 million.

Balance Sheet Working Capital

Comparing our balance sheet at April 2, 2011 with our balance sheet at January 1, 2011, our cash balance increased by $36.7 million. Our working capital deficit at April 2, 2011 was $345.4 million, including $77.2 million of cash and cash equivalents and $149.0 million of current portion of long-term debt. This compared to a working capital deficit of $348.7 million at January 1, 2011, which included $40.5 million of cash and cash equivalents and $197.5 million of current portion of long-term debt. Excluding the changes in cash and cash equivalents and current portion of long-term debt from both periods, the working capital deficit at April 2, 2011 was $273.6 million as compared to $191.7 million at January 1, 2011, an increase of $81.9 million.

The majority of this $81.9 million increase in adjusted working capital (which excludes from working capital the changes in cash and cash equivalents and in the current portion of long term debt) was attributable to growth in the business, including $44.6 million from an increase in deferred revenue as we have grown our Online and Monthly Pass subscriber bases, and $19.8 million from higher payables and accruals related to salary due to a combination of timing of payments and business performance and related to higher advertising in WeightWatchers.com. The balance of $17.5 million of this increase primarily resulted from a shift in the timing of tax payments to the second quarter of 2011.

Long-Term Debt

Our credit facilities consist of a term loan facility and a revolving credit facility, or collectively, the WWI Credit Facility. The term loan facility consists of two tranche A loans, or Term A Loan and Additional Term A Loan, a tranche B loan, or Term B Loan, a tranche C loan, or Term C Loan, and a tranche D loan, or Term D Loan, in an aggregate original principal amount of $1,550.0 million. The revolving credit facility, or the Revolver, consists of two tranches, or Revolver I and Revolver II, of up to $500.0 million in the aggregate. At April 2, 2011, we had $1,250.9 million outstanding under the WWI Credit Facility. In addition, at April 2, 2011, there was $383.0 million available under the Revolver.

At April 2, 2011, and January 1, 2011, our debt consisted entirely of variable-rate instruments. Interest rate swaps are entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 2.2% per annum at April 2, 2011 and January 1, 2011.

The following schedule sets forth our long-term debt obligations (and interest rates, exclusive of the impact of swaps) at April 2, 2011:

Long-Term Debt

At April 2, 2011

(Balances in millions)

	Balance	Alternative Base Rate or LIBOR	Applicable Margin	Interest Rate
Revolver I due 2011	$38.8	0.25%	1.00%	1.25%
Revolver II due 2014	77.2	0.25%	2.50%	2.75%
Term A Loan due 2011	29.1	0.31%	1.00%	1.31%
Additional Term A Loan due 2013	188.9	0.31%	1.00%	1.31%
Term B Loan due 2014	239.4	0.31%	1.50%	1.81%
Term C Loan due 2015	437.4	0.31%	2.25%	2.56%
Term D Loan due 2016	240.1	0.31%	2.25%	2.56%

Total Debt	1,250.9
Less Current Portion	148.9

Total Long-Term Debt	$1,102.0

The WWI Credit Facility provides that term loans and the Revolver bear interest, at our option, at LIBOR plus an applicable margin per annum or the alternative base rate (as defined in the WWI Credit Facility agreement) plus an applicable margin per annum. At April 2, 2011, the Term A Loan, Additional Term A Loan and Revolver I bore interest at a rate equal to LIBOR plus 1.00% per annum; the Term B Loan bore interest at a rate equal to LIBOR plus 1.50% per annum; the Term C Loan and Term D Loan bore interest at a rate equal to LIBOR plus 2.25% per annum; and the Revolver II bore interest at a rate equal to LIBOR plus 2.50% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, at April 2, 2011, we were required to pay a commitment fee to the lenders under the Revolver I and Revolver II with respect to the unused commitments at a rate equal to 0.20% per annum and 0.50% per annum, respectively.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. At April 2, 2011, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

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

The following schedule sets forth our year-by-year debt obligations at April 2, 2011:

Total Debt Obligation

(Including Current Portion)

At April 2, 2011

(in millions)

Remainder of fiscal 2011	$121.9
Fiscal 2012	124.9
Fiscal 2013	86.0
Fiscal 2014	334.8
Fiscal 2015	354.6
Thereafter	228.7

Total	$1,250.9

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

Stock Transactions

On October 9, 2003, we, at the direction of our Board of Directors, authorized and announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, we, at the direction of our Board of Directors, authorized and announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o. and its parents and subsidiaries under the program. The repurchase program currently has no expiration date. During the three months ended April 2, 2011, the Company purchased 0.8 million shares of its common stock in the open market under the program for a total cost of $31.6 million. During the three months ended April 3, 2010, the Company did not purchase any shares of its common stock.

OFF-BALANCE SHEET TRANSACTIONS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, such as entities often referred to as structured finance or special purpose entities.

SUBSEQUENT EVENT

On April 27, 2011, Weight Watchers Asia Holdings Ltd., a direct, wholly-owned subsidiary of the Company, entered into a share purchase agreement with Danone Dairy Asia to acquire Danone Dairy Asia’s 49% minority equity interest in the China Joint Venture. As a result of the acquisition, WWI now owns 100% of the China Joint Venture.

SEASONALITY

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in fiscal 2009, Easter fell on April 12, which means that our spring marketing campaign began in the second quarter of fiscal 2009 as opposed to the first quarter of fiscal 2008. The introduction of Monthly Pass in the meetings business has resulted in less seasonality with regards to our meeting fee revenues because its revenues are amortized over the related subscription period. Our operating income for the first half of the year is generally the strongest. While WeightWatchers.com experiences similar seasonality in terms of new subscriber sign-ups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

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

The market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2010 have not materially changed from January 1, 2011.

Based on the amount of our variable rate debt and interest swap agreements as of April 2, 2011, a hypothetical 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $1.4 million.

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

UK Self-Employment Matter

In July 2007, Her Majesty’s Revenue and Customs, or HMRC, issued to us notices of determination and decisions that, for the period April 2001 to April 2007, our leaders and certain other service providers in the United Kingdom should have been classified as employees for tax purposes and, as such, we should have withheld tax from the leaders and certain other service providers pursuant to the “Pay As You Earn,” or PAYE, and national insurance contributions, or NIC, collection rules and remitted such amounts to HMRC. HMRC also issued a claim to us in October 2008 in respect of NIC which corresponds to the prior notices of assessment with respect to PAYE previously raised by HMRC.

In September 2007, we appealed HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us and our appeal was heard by the UK First Tier Tribunal (Tax Chamber) (formerly known as the UK VAT and Duties Tribunal), or the First Tier Tribunal, in June 2009 and October 2009. In February 2010, the First Tier Tribunal issued a ruling that our UK leaders should have been classified as employees for UK tax purposes and, as such, we should have withheld tax from our leaders pursuant to the PAYE and NIC collection rules for the period from

April 2001 to April 2007 with respect to services performed by the leaders for us. We are appealing this adverse ruling and a hearing before the UK Upper Tribunal (Tax and Chancery Chamber) is scheduled for fall 2011.

In light of this adverse ruling and in accordance with accounting guidance for contingencies, we recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. As we did beginning in the first quarter of fiscal 2010, we have recorded, and also intend to continue to record, a reserve for UK withholding taxes with respect to our UK leaders consistent with this ruling on a quarterly basis. Accordingly, the aggregate reserve for the period from April 2001 through the end of the first quarter of fiscal 2011 is approximately $43.2 million.

Sabatino v. Weight Watchers North America, Inc.

In September 2009, a lawsuit was filed in the Superior Court of California by one of our former leaders alleging violations of certain California wage and hour laws on behalf of herself, and, if approved by the court, other leaders and those employees who have performed the location coordinator function in California since September 17, 2005. In this matter, the plaintiff is seeking unpaid wages and certain other damages. In October 2009, we answered the complaint and removed the case to the U.S. District Court for the Northern District of California, or the Federal Court. In July 2010, the plaintiff filed an amended complaint adding two additional named plaintiffs for this matter. In October 2010, the parties engaged in mediation and reached an agreement in principle to settle this matter in its entirety and, accordingly, we have recorded a reserve with respect to this matter of $6.5 million. The settlement is dependent upon final approval of the Federal Court. The parties submitted the proposed settlement to the Federal Court in December 2010. In January 2011, the parties received the Federal Court’s preliminary approval of the settlement. A hearing seeking final approval of the settlement by the Federal Court is scheduled for spring 2011.

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

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of Weight Watchers International, Inc.’s common stock during the first quarter of fiscal 2011:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 2 - February 5	693,500	$38.05	693,500	$214,098,832

February 6 - March 5	120,000	$43.04	120,000	$208,933,489

March 6 - April 2	—	—	—	$208,933,489

Total	813,500	$38.78	813,500

(1)	All shares were purchased under our repurchase program.
(2)	For a discussion of our repurchase program, see Note 6 to the Unaudited Consolidated Financial Statements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description
Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: May 12, 2011	By:	/s/ David P. Kirchhoff
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2011	By:	/s/ Ann M. Sardini
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