Form 10-Q
period 2011-07-02
WEIGHT WATCHERS INTERNATIONAL INC
filed 2011-08-11
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

The number of shares of common stock outstanding as of July 31, 2011 was 73,562,417.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	July 2, 2011	January 1, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,382	$40,534
Receivables, net	44,861	43,722
Inventories, net	35,888	40,571
Prepaid income taxes	5,991	11,619
Deferred income taxes	19,742	19,800
Prepaid expenses and other current assets	29,709	34,196

TOTAL CURRENT ASSETS	196,573	190,442

Property and equipment, net	32,723	30,930
Franchise rights acquired	770,698	765,864
Goodwill	50,035	51,425
Trademarks and other intangible assets, net	33,803	29,962
Deferred financing costs, net and other noncurrent assets	20,638	23,364

TOTAL ASSETS	$1,104,470	$1,091,987

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$86,664	$197,524
Accounts payable	35,879	39,589
Dividend payable	13,041	13,158
Derivative payable	30,756	39,753
UK self-employment liability	45,053	40,782
Accrued liabilities	140,795	132,028
Income taxes payable	8,933	2,613
Deferred revenue	109,895	73,688

TOTAL CURRENT LIABILITIES	471,016	539,135

Long-term debt	1,076,099	1,167,561
Deferred income taxes	87,141	62,807
Other	12,610	13,208

TOTAL LIABILITIES	1,646,866	1,782,711

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	0	0
Treasury stock, at cost, 38,425 shares at July 2, 2011 and 38,618 shares at January 1, 2011	(1,795,349)	(1,794,066)
Retained earnings	1,249,105	1,103,817
Accumulated other comprehensive income (loss)	3,848	(4,517)

TOTAL WEIGHT WATCHERS INTERNATIONAL, INC. DEFICIT	(542,396)	(694,766)
Noncontrolling interest	0	4,042

TOTAL DEFICIT	(542,396)	(690,724)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,104,470	$1,091,987

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Meeting fees, net	$269,586	$214,233	$538,498	$432,451
Product sales and other, net	110,756	101,915	253,310	216,428
Internet revenues	105,671	60,594	197,636	115,859

Revenues, net	486,013	376,742	989,444	764,738

Cost of meetings, products and other	185,044	155,347	392,233	322,121
Cost of Internet revenues	13,819	9,724	26,920	19,265

Cost of revenues	198,863	165,071	419,153	341,386

Gross profit	287,150	211,671	570,291	423,352

Marketing expenses	75,150	56,693	170,815	131,156
Selling, general and administrative expenses	56,670	42,820	108,416	88,614

Operating income	155,330	112,158	291,060	203,582

Interest expense	14,998	19,583	33,171	38,288
Other (income) expense, net	240	1,017	(231)	1,636

Income before income taxes	140,092	91,558	258,120	163,658

Provision for income taxes	53,236	35,615	98,087	63,632

Net income	86,856	55,943	160,033	100,026
Net loss attributable to the noncontrolling interest	107	363	523	854

Net income attributable to Weight Watchers International, Inc.	$86,963	$56,306	$160,556	$100,880

Earnings per share attributable to Weight Watchers International, Inc.
Basic	$1.19	$0.73	$2.20	$1.31

Diluted	$1.17	$0.73	$2.17	$1.31

Weighted average common shares outstanding
Basic	73,311	76,751	73,115	76,902

Diluted	74,353	76,907	74,093	77,072

Dividends declared per common share	$0.18	$0.18	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	July 2,	July 3,
	2011	2010
Cash provided by operating activities	$254,983	$144,398

Investing activities:
Capital expenditures	(8,787)	(3,385)
Capitalized software expenditures	(11,281)	(5,938)
Other items, net	(331)	(18)

Cash used for investing activities	(20,399)	(9,341)

Financing activities:
Payments of long-term debt	(202,322)	(46,280)
Payment of dividends	(25,872)	(27,082)
Payments to acquire treasury stock	(34,924)	(28,305)
Deferred financing costs	0	(11,378)
Investment and advances from noncontrolling interest	0	2,512
Proceeds from stock options exercised	41,112	39
Tax benefit from restricted stock units vested and stock options exercised	4,996	0

Cash used for financing activities	(217,010)	(110,494)

Effect of exchange rate changes on cash and cash equivalents and other	2,274	(5,138)

Net increase in cash and cash equivalents	19,848	19,425
Cash and cash equivalents, beginning of period	40,534	46,137

Cash and cash equivalents, end of period	$60,382	$65,562

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

On February 5, 2008, Weight Watchers Asia Holdings Ltd. (“Weight Watchers Asia”), a direct, wholly-owned subsidiary of the Company, and Danone Dairy Asia (“Danone Asia”), an indirect, wholly-owned subsidiary of Groupe DANONE S.A., entered into a joint venture agreement to establish a weight management business in the People’s Republic of China. Pursuant to the terms of the joint venture agreement, Weight Watchers Asia and Danone Asia owned 51% and 49%, respectively, of the joint venture entity, Weight Watchers Danone China Limited (together with all of its businesses, the “China Joint Venture”). On April 27, 2011, Weight Watchers Asia entered into a share purchase agreement with Danone Asia, pursuant to which Weight Watchers Asia acquired Danone Asia’s 49% minority equity interest in the China Joint Venture as of that date. Because the Company had a direct controlling financial interest in the China Joint Venture, it consolidated the entity from the first quarter of fiscal 2008. Effective April 27, 2011, the date of the acquisition of Danone Asia’s minority equity interest by Weight Watchers Asia, the Company no longer accounts for a non-controlling interest in the China Joint Venture.

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2010, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.	Summary of Significant Accounting Policies

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance requiring companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of the guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since the guidance amends the disclosure requirements concerning comprehensive income, its adoption will not affect the consolidated financial position, results of operations or cash flows of the Company.

In May 2011, the FASB issued authoritative fair value guidance entitled “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. Some of the amendments included in the guidance clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is still evaluating the potential future effects of this guidance.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In January 2010, the FASB issued authoritative guidance revising certain disclosure requirements concerning fair value measurements. The guidance requires an entity to disclose separately significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and to disclose the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3, on a gross basis rather than a net basis. These new disclosure requirements were effective for the Company beginning with its first fiscal quarter of 2010, except for the additional disclosure of Level 3 activity, which was effective for fiscal years beginning after December 15, 2010. The Company did not have any such transfers into and out of Levels 1 and 2 during the six months ended July 2, 2011 and currently does not maintain any assets or liabilities classified as Level 3.

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

3.	Acquisitions of Franchisees and Minority Equity Interest in China Joint Venture

Acquisitions of Franchisees

The acquisitions of certain franchisees have been accounted for under the purchase method of accounting and, accordingly, their earnings have been included in the consolidated operating results of the Company since their dates of acquisition. There have been no key franchise acquisitions since 2008.

Acquisition of Minority Equity Interest in China Joint Venture

On April 27, 2011, Weight Watchers Asia entered into a share purchase agreement with Danone Asia to acquire Danone Asia’s 49% minority equity interest in the China Joint Venture for consideration of $1. As a result of the acquisition, the Company now owns 100% of the China Joint Venture. In connection with the acquisition, the noncontrolling interest that had been reflected on the Company’s balance sheet was reclassified to retained earnings.

4.	Goodwill and Intangible Assets

For the six months ended July 2, 2011, the change in goodwill was due to the closing of the Company’s Finland business and foreign currency fluctuations. The Company’s goodwill by reportable segment at July 2, 2011 was $23,835 related to its WWI segment and $26,200 related to its WW.com segment. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the six months ended July 2, 2011, the change in franchise rights acquired was due to foreign currency fluctuations.

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $3,992 and $7,848 for the three and six months ended July 2, 2011, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $3,277 and $7,017 for the three and six months ended July 3, 2010, respectively.

The carrying amount of finite-lived intangible assets as of July 2, 2011 and January 1, 2011 was as follows:

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	July 2, 2011		January 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$60,365	$39,560	$52,293	$34,423
Trademarks	9,882	9,113	9,813	8,952
Website development costs	39,304	27,379	35,245	24,350
Other	7,038	6,734	7,033	6,697

	$116,589	$82,786	$104,384	$74,422

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2011	$7,763
Fiscal 2012	$11,396
Fiscal 2013	$7,947
Fiscal 2014	$4,179
Fiscal 2015	$1,928

5.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	July 2, 2011		January 1, 2011
	Balance	Effective Rate	Balance	Effective Rate
Revolver I due 2011	$0	3.25%	$1,674	3.25%
Revolver I due 2011	0	1.29%	56,565	1.29%
Revolver II due 2014	0	4.75%	3,326	4.75%
Revolver II due 2014	83,951	2.79%	112,435	2.83%
Term A Loan due 2011	0	1.31%	58,250	1.35%
Additional Term A Loan due 2013	168,850	1.31%	209,053	1.36%
Term B Loan due 2014	238,750	1.74%	240,000	1.86%
Term C Loan due 2015	431,756	2.56%	443,117	2.65%
Term D Loan due 2016	239,456	2.56%	240,665	2.65%

Total Debt	1,162,763	2.15%	1,365,085	2.01%
Less Current Portion	86,664		197,524

Total Long-Term Debt	$1,076,099		$1,167,561

The Company’s credit facilities consist of a term loan facility and a revolving credit facility (collectively, the “WWI Credit Facility”). During the second quarter of fiscal 2011, the composition of the WWI Credit Facility changed as a result of the Company paying off amounts outstanding under certain tranches of the WWI Credit Facility that matured on June 30, 2011. Immediately prior to the change, the term loan facility consisted of two tranche A loans (“Term A Loan” and “Additional Term A Loan”), a tranche B loan (“Term B Loan”), a tranche C loan (“Term C Loan”), and a tranche D loan (“Term D Loan), and the revolving credit facility (the “Revolver”) consisted of two tranches (“Revolver I” and “Revolver II”). Immediately prior to the change, the total of the outstanding and available credit under the Revolver was up to $500,000, of which the Revolver I was $167,353 and the Revolver II was $332,647.

On June 30, 2011, each of the Term Loan A and Revolver I matured and was paid in full satisfaction of obligations thereunder ($29,125 and $12,050, respectively). Following the maturity and payment in full of obligations under the Term Loan A, the term loan facility consisted of the Additional Term A Loan, the Term B Loan, the Term C Loan and the Term D Loan. Following the maturity and payment in full of obligations under Revolver I, the Revolver consisted solely of Revolver II, with a total of $332,647 of outstanding and available credit.

At July 2, 2011, the Company had $1,162,763 outstanding under the WWI Credit Facility, a combination of term loans and amounts outstanding under the Revolver II. Revolver II had $83,951 outstanding and $248,696 available.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

At July 2, 2011, the Additional Term A Loan bore interest at a rate equal to LIBOR plus 1.00% per annum; the Term B Loan bore interest at a rate equal to LIBOR plus 1.25% per annum; the Term C Loan and Term D Loan bore interest at a rate equal to LIBOR plus 2.25% per annum; and the Revolver II bore interest at a rate equal to LIBOR plus 2.50% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, at July 2, 2011, the Company was required to pay a commitment fee to the lenders under the Revolver II with respect to the unused commitments at a rate equal to 0.50% per annum.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At July 2, 2011, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

The Company amended the WWI Credit Facility on June 26, 2009 to allow it to make loan modification offers to all lenders of any tranche of term loans or revolving loans to extend the maturity date of such loans and/or reduce or eliminate the scheduled amortization. Any such loan modifications would be effective only with respect to such tranche of term loans or revolving loans and only with respect to those lenders that accept the Company’s offer. Loan modification offers may be accompanied by increased pricing and/or fees payable to accepting lenders. This amendment also provides for up to an additional $200,000 of incremental term loan financing through the creation of a new tranche of term loans, provided that the aggregate principal amount of such new term loans cannot exceed the amount then outstanding under the Company’s existing revolving credit facility. In addition, the proceeds from such new tranche of term loans must be used solely to repay certain outstanding revolving loans and permanently reduce the commitments of certain revolving lenders.

On April 8, 2010, the Company amended the WWI Credit Facility pursuant to a loan modification offer to all lenders of all tranches of term loans and revolving loans to, among other things, extend the maturity date of such loans. In connection with this amendment, certain lenders converted a total of $454,480 of their outstanding term loans under the Term A Loan ($151,775) and Additional Term A Loan ($302,705) into term loans under the new Term C Loan which matures on June 30, 2015 (or 2013, upon the occurrence of certain events described in the WWI Credit Facility agreement), and a total of $241,875 of their outstanding term loans under the Term B Loan into term loans under the new Term D Loan which matures on June 30, 2016. In addition, certain lenders converted a total of $332,647 of their outstanding Revolver I commitments into commitments under the new Revolver II which terminates on June 30, 2014 (or 2013, upon the occurrence of certain events described in the WWI Credit Facility agreement), including a proportionate amount of their outstanding Revolver I loans into Revolver II loans. Following these conversions of a total of $1,029,002 of loans and commitments, at April 8, 2010, the Company had the same amount of debt outstanding under the WWI Credit Facility and amount of availability under the Revolver as it had immediately prior to such conversions. In connection with this loan modification offer, the Company incurred fees of approximately $11,500 during the second quarter of fiscal 2010.

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

During the six months ended July 2, 2011, the Company purchased 814 shares of its common stock in the open market under the repurchase program for a total cost of $31,550. During the six months ended July 3, 2010, the Company purchased 1,140 shares of its common stock in the open market under the repurchase program for a total cost of $30,598.

7.	Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Numerator:
Net income attributable to Weight Watchers International, Inc.	$86,963	$56,306	$160,556	$100,880

Denominator:
Weighted average shares of common stock outstanding	73,311	76,751	73,115	76,902
Effect of dilutive common stock equivalents	1,042	156	978	170

Weighted average diluted common shares outstanding	74,353	76,907	74,093	77,072

EPS attributable to Weight Watchers International, Inc.:
Basic	$1.19	$0.73	$2.20	$1.31

Diluted	$1.17	$0.73	$2.17	$1.31

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 213 and 2,289 for the three months ended July 2, 2011 and July 3, 2010, respectively, and 130 and 2,157 for the six months ended July 2, 2011 and July 3, 2010, respectively.

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

The effective tax rates for the three and six months ended July 2, 2011 and July 3, 2010 were 38.0% and 38.9%, respectively. For the three and six months ended July 2, 2011, the primary differences between the US federal statutory tax rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower rates in certain foreign jurisdictions and the reversal of certain tax reserves due to the expiration of the applicable statutes of limitations. For the three and six months ended July 3, 2010, the primary differences between the US federal statutory tax rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower statutory rates in certain foreign jurisdictions.

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

In light of this adverse ruling and in accordance with accounting guidance for contingencies, the Company recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. As it did beginning in the first quarter of fiscal 2010, the Company has recorded, and also intends to continue to record, a reserve for UK withholding taxes with respect to its UK leaders consistent with this ruling on a quarterly basis. Accordingly, the aggregate reserve for the period from April 2001 through the end of the second quarter of fiscal 2011 is approximately $45,053.

Sabatino v. Weight Watchers North America, Inc.

In September 2009, a lawsuit was filed in the Superior Court of California by one of the Company’s former leaders alleging violations of certain California wage and hour laws on behalf of herself, and, if approved by the court, other leaders and those employees who have performed the location coordinator function in California since September 17, 2005. In this matter, the plaintiff sought unpaid wages and certain other damages. In October 2009, the Company answered the complaint and removed the case to the U.S. District Court for the Northern District of

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

California (the “Federal Court”). In July 2010, the plaintiff filed an amended complaint adding two additional named plaintiffs for this matter. In October 2010, the parties engaged in mediation and reached an agreement in principle to settle this matter in its entirety and, accordingly, the Company recorded a reserve with respect to this matter of $6,500. In May 2011, the parties received the Federal Court’s final approval of the settlement and the Company made payments in connection with the settlement of approximately $6,364 in the aggregate in the second quarter of fiscal 2011.

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

As of July 2, 2011 and July 3, 2010, the Company had in effect interest rate swaps with notional amounts of $845,000 and $1,217,500, respectively. In January 2009, the Company entered into a forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. During the term of this forward-starting interest rate swap, the notional amount will fluctuate. The initial notional amount was $425,000 and the highest notional amount will be $755,000.

The Company is hedging forecasted transactions for periods not exceeding the next five years. At July 2, 2011, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income (loss) will be reclassified to the Statements of Income within the next 12 months due to hedge ineffectiveness.

As of July 2, 2011 and July 3, 2010, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amount of $18,629 ($30,539 before taxes) and $29,379 ($48,162 before taxes), respectively. For the three and six months ended July 2, 2011 and July 3, 2010, there were no fair value adjustments recorded in the Statements of Income since all hedges were considered qualifying and effective.

The Company expects approximately $9,357 ($15,339 before taxes) of derivative losses included in accumulated other comprehensive income (loss) at July 2, 2011, based on current market rates, will be reclassified into earnings within the next 12 months.

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter. As of July 2, 2011 and July 3, 2010, the fair value of the Company’s long-term debt was approximately $1,161,212 and $1,382,670, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at July 2, 2011	$0	$0	$0	$0
Interest rate swap asset at January 1, 2011	$0	$0	$0	$0
Interest rate swap liability at July 2, 2011	$30,756	$0	$30,756	$0
Interest rate swap liability at January 1, 2011	$39,753	$0	$39,753	$0

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.	Comprehensive Income

Comprehensive income includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$86,856	$55,943	$160,033	$100,026
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	1,759	4,634	2,875	2,944
Current period changes in fair value of derivatives, net of tax	(996)	5,230	5,490	5,643

Total other comprehensive income	763	9,864	8,365	8,587

Comprehensive income	87,619	65,807	168,398	108,613
Comprehensive loss attributable to the noncontrolling interest	107	363	523	854

Comprehensive income attributable to Weight Watchers International, Inc.	$87,726	$66,170	$168,921	$109,467

14.	Segment Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable segments is as follows:

	Three Months Ended July 2, 2011
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$379,163	$106,850	$0	$486,013
Intercompany revenue	10,262	0	(10,262)	0

Total revenue	$389,425	$106,850	$(10,262)	$486,013

Depreciation and amortization	$8,528	$380	$0	$8,908

Operating income	$110,617	$44,713	$0	$155,330

Interest expense				14,998
Other expense, net				240
Provision for taxes				53,236

Net income				$86,856

Total assets	$1,029,163	$369,433	$(294,126)	$1,104,470

	Three Months Ended July 3, 2010
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$315,622	$61,120	$0	$376,742
Intercompany revenue	5,821	0	(5,821)	0

Total revenue	$321,443	$61,120	$(5,821)	$376,742

Depreciation and amortization	$6,415	$1,812	$0	$8,227

Operating income	$92,333	$19,825	$0	$112,158

Interest expense				19,583
Other expense, net				1,017
Provision for taxes				35,615

Net income				$55,943

Total assets	$1,157,841	$235,007	$(302,792)	$1,090,056

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended July 2, 2011
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$788,985	$200,459	$0	$989,444
Intercompany revenue	18,936	0	(18,936)	0

Total revenue	$807,921	$200,459	$(18,936)	$989,444

Depreciation and amortization	$16,850	$788	$0	$17,638

Operating income	$216,791	$74,269	$0	$291,060

Interest expense				33,171
Other income, net				(231)
Provision for taxes				98,087

Net income				$160,033

Total assets	$1,029,163	$369,433	$(294,126)	$1,104,470

	Six Months Ended July 3, 2010
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$647,727	$117,011	$0	$764,738
Intercompany revenue	11,073	0	(11,073)	0

Total revenue	$658,800	$117,011	$(11,073)	$764,738

Depreciation and amortization	$14,186	$2,962	$0	$17,148

Operating income	$169,560	$34,022	$0	$203,582

Interest expense				38,288
Other expense, net				1,636
Provision for taxes				63,632

Net income				$100,026

Total assets	$1,157,841	$235,007	$(302,792)	$1,090,056

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

RESULTS OF OPERATIONS

OVERVIEW

Revenue, volume performance, and profitability have grown consistently as compared to the prior year periods for both the first and second quarters of fiscal 2011. The growth trend in the first half of fiscal 2011 is a continuation of improvements that began in the second quarter of fiscal 2010, with a successful change in marketing strategy in North America, and accelerated at the end of fiscal 2010 with the launch of a new program platform in North America and the United Kingdom. By the end of fiscal 2010, our customer base had grown such that we entered fiscal 2011 with a much larger customer base than at the beginning of fiscal 2010.

In the first quarter of fiscal 2011, our new program launches resulted in further favorable momentum in North America and the United Kingdom, which continued throughout the second quarter of fiscal 2011. As we lapped the one year anniversary of the new marketing campaigns in North America, the growth trends in meeting enrollments and Online signups in the second quarter of fiscal 2011 moderated somewhat from the historically high growth rates that we experienced in the first quarter of fiscal 2011.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 2, 2011 COMPARED TO THE THREE MONTHS ENDED JULY 3, 2010

The table below sets forth selected financial information for the second quarter of fiscal 2011 from our consolidated statements of income for the three months ended July 2, 2011 versus selected financial information for the second quarter of fiscal 2010 from our consolidated statements of income for the three months ended July 3, 2010:

Summary of Selected Financial Data

	(In Millions, except per share amounts)
	For the Three Months Ended
	July 2, 2011	July 3, 2010	Increase/ (Decrease)	% Change
Revenues, net	$486.0	$376.7	$109.3	29.0%

Cost of revenues	198.9	165.0	33.8	20.5%

Gross profit	287.2	211.7	75.5	35.7%
Gross Margin %	59.1%	56.2%

Marketing expenses	75.2	56.7	18.5	32.6%

Selling, general & administrative expenses	56.7	42.8	13.9	32.3%

Operating income	155.3	112.2	43.2	38.5%
Operating Income Margin %	32.0%	29.8%

Interest expense	15.0	19.6	(4.6)	(23.4%)
Other (income) expense, net	0.2	1.1	(0.8)	(76.4%)

Income before income taxes	140.1	91.5	48.5	53.0%

Provision for income taxes	53.2	35.6	17.6	49.5%

Net income	86.9	55.9	30.9	55.3%
Net loss attributable to the noncontrolling interest	0.1	0.4	(0.3)	(70.5%)

Net income attributable to the Company	$87.0	$56.3	$30.7	54.4%

Weighted average diluted shares outstanding	74.4	76.9	(2.6)	(3.3%)

Diluted EPS	$1.17	$0.73	$0.44	59.8%

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Net revenues were $486.0 million in the second quarter of fiscal 2011, an increase of $109.3 million, or 29.0%, from $376.7 million in the second quarter of fiscal 2010. Excluding the impact of foreign currency, which increased our revenues for the second quarter of fiscal 2011 by $19.2 million, revenues grew 23.9% versus the prior year period. Revenue growth in the second quarter was driven by effective marketing and sustained consumer interest in the Weight Watchers proposition in North America and the United Kingdom, which more than offset weak performance in our Continental Europe meetings business. As a result, second quarter fiscal 2011 global paid weeks grew 40.4%, global attendance grew 10.6% and end of period active Online subscribers grew 68.4% in comparison to second quarter fiscal 2010 levels. In our Continental Europe meetings business, which was cycling against program innovation launches a year earlier with ineffective marketing campaigns, second quarter 2011 revenues, paid weeks and attendance declined versus the prior year period.

Gross Profit and Operating Income

Gross profit for the second quarter of fiscal 2011 of $287.2 million increased $75.5 million, or 35.7%, from $211.7 million in the second quarter of fiscal 2010. Our operating income for the second quarter of fiscal 2011 was $155.3 million, an increase of $43.2 million, or 38.5%, from $112.2 million in the second quarter of fiscal 2010. Our operating income margin expanded to 32.0% in the second quarter of fiscal 2011, an increase of 220 basis points versus 29.8% in the second quarter of fiscal 2010. Operating income margin growth was attributable to gross margin expansion, up from 56.2% in the second quarter of fiscal 2010 to 59.1% in this year’s second quarter. This 290 basis point expansion in gross margin was the result of operating leverage gained from higher attendances per meeting and high growth in our higher margin WeightWatchers.com business.

Net Income and Earnings Per Share

The benefits derived from operating income growth, along with lower interest expense, resulted in net income growth of 54.4% in the second quarter of fiscal 2011 to $87.0 million, up from $56.3 million in the second quarter of fiscal 2010. Earnings per fully diluted share in the second quarter of fiscal 2011 were $1.17, up from $0.73 in the second quarter of fiscal 2010. The favorable impact of foreign currency contributed $2.7 million to net income in the second quarter of fiscal 2011, or $0.04 per fully diluted share.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, products sold in meetings, Internet revenues, and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Meeting Fees

Global meeting fees for the second quarter of fiscal 2011 were $269.6 million, an increase of $55.4 million, or 25.8%, from $214.2 million in the prior year period. Excluding the impact of foreign currency, which increased our global meeting fees by $10.7 million, or 5.0%, global meeting fees in the second quarter of fiscal 2011 increased by 20.8% versus the prior year period. The favorable impact of the launch of new program innovations in North America and the United Kingdom in late fiscal 2010, combined with effective marketing and public relations, drove strong enrollment growth in our meetings business which continued into the second quarter of fiscal 2011. This positive trend was despite a late start of our spring marketing campaign due to the later timing of Easter. In addition, the year-over-year increase in Monthly Pass commitment plan purchases by our meeting members experienced in the first quarter of fiscal 2011 continued in the second quarter of 2011. Monthly Pass drives higher lifetime revenue per member, because Monthly Pass purchasers on average have a longer tenure than those who pay for attendance on a week-to-week basis.

As a result of the enrollment strength and the increase in Monthly Pass purchases throughout the first half of fiscal 2011, global meeting paid weeks grew 21.5% in the second quarter of fiscal 2011 to 28.3 million, up from 23.3 million in the prior year period. Global attendance in our meetings business increased 10.6% to 15.4 million in the second quarter of fiscal 2011 from 13.9 million in the second quarter of fiscal 2010. Attendances rose in our North American and UK markets as the new program not only attracted new customers into the meetings business, but also increased meeting attendance by our existing members. Our Continental Europe market, however, experienced attendance declines overall in the quarter.

In the NACO meetings business, meeting fees for the second quarter of fiscal 2011 were $185.6 million, an increase of $42.1 million, or 29.3%, from $143.5 million for the second quarter of fiscal 2010. Excluding the impact of foreign currency, which increased NACO meeting fees by $0.9 million, NACO meeting fees in the second quarter of fiscal 2011 grew by 28.7% versus the prior year period. Meeting fees grew in both our traditional and At Work meetings. This strong growth resulted primarily from the continuing positive impact on enrollments of both the highly successful new PointsPlus program, which launched in November 2010, and our very effective marketing campaign strategy, which has raised the profile and attraction of our brand to both former members and new customers. NACO meeting paid weeks increased by 31.9% to 19.0 million in the second quarter of fiscal 2011, up from 14.4 million in the second quarter of fiscal 2010. Attendance increased 19.8% to 9.7 million in the second quarter of fiscal 2011, up from 8.1 million in the second quarter of fiscal 2010.

Our international meeting fees in the second quarter of fiscal 2011 were $84.0 million, an increase of $13.3 million, or 18.8%, from $70.7 million in the prior year period. Excluding the impact of foreign currency, which increased international meeting fees by $9.9 million, international meeting fees grew by 4.8% in the second quarter of fiscal 2011 versus the prior year period. In the second quarter of fiscal 2011, the UK meetings business continued to benefit from the impact of its new ProPoints program, which launched in late 2010 and drove meeting fee and paid weeks growth in that market. This growth was partially offset by declining meeting fees and paid weeks volume in the quarter in Continental Europe, which was cycling against a year earlier program launch that was less successful than the ProPoints launch. In contrast to the North American and UK markets, which implemented strategies successful at attracting new customers as well as former members, the Continental Europe meetings business is still in the process of developing effective marketing campaigns. In total, international meeting paid weeks increased by 4.7% to 9.4 million in the second quarter 2011, up from 8.9 million in the second quarter of 2010, driven primarily by the United Kingdom. Total international attendance decreased by 2.3% in the second quarter of fiscal 2010, to 5.7 million versus 5.8 million in the comparable prior year quarter, as a result of declines in Continental Europe.

With respect to our UK meetings business in particular, second quarter 2011 meeting fees increased by 35.5%, or 23.9% on a constant currency basis, as compared to the prior year period. Meeting paid weeks grew 16.1% in the quarter, and attendance increased by 8.5%, versus the prior year period. Attendance performance was impacted by the April 2011 Royal Wedding and by the timing of surrounding holidays, which resulted in the UK spring marketing campaign not beginning in earnest until May.

With respect to our Continental Europe meetings business in particular, second quarter 2011 meeting fees increased by 0.6%, but decreased by 12.2% on a constant currency basis, as compared to the prior year period. In the second quarter 2011, meeting paid weeks declined by 13.1%, and attendance declined by 18.0%, versus the prior year period. The declining trend in Continental Europe began in the second half of fiscal 2010; the positive impact of new program launches in late 2009 was not sustained beyond the second quarter of 2010, largely because of ineffective marketing which did not attract new customers to meetings.

In-Meeting Product Sales

Global in-meeting product sales for the second quarter of fiscal 2011 were $72.6 million, an increase of $4.4 million, or 6.4%, from $68.2 million in the second quarter of fiscal 2010. Excluding the impact of foreign currency, which increased in-meeting product sales by $4.0 million, global in-meeting product sales rose 0.6%. On a per attendee basis, second quarter 2011 global in-meeting product sales declined 3.8% , or 9.1% on a constant currency basis, versus the prior year period. This decline was primarily the result of lower sales of consumable products, partially offset by higher sales of enrollment products.

In NACO, second quarter 2011 in-meeting product sales of $38.7 million increased by $1.8 million, or 4.9%, versus the prior year period on the strength of higher attendance volumes. In-meeting product sales per attendee, however, declined by 12.4% in the quarter versus the prior year period.

International in-meeting product sales were $33.9 million in the second quarter of fiscal 2011, an increase of 8.1% versus the prior year period; however, excluding the impact of foreign currency, international in-meeting product sales declined 4.0%. On a constant currency basis, in-meeting product sales in both the United Kingdom and Continental Europe markets declined in total and on a per attendee basis.

Internet Revenues

Internet revenues, which include subscription revenues from sales of Weight Watchers Online and Weight Watchers eTools, as well as Internet advertising revenues, increased significantly, up $45.1 million, or 74.4%, in the second quarter of fiscal 2011, to $105.7 million versus $60.6 million for the second quarter of fiscal 2010. Excluding the impact of foreign currency, which increased Internet revenues by $2.8 million, Internet revenues grew by 69.8% in the second quarter of fiscal 2011 versus the prior year period. This increase was driven in part by continued benefits from the new program launches in North America and the United Kingdom at the end of fiscal 2010, and continued strong marketing which began in the second quarter of 2010. We ended the second quarter of fiscal 2011 with a 68.4% increase in end of period active Online subscribers versus the end of the second quarter of fiscal 2010 – up from approximately 1.1 million to 1.8 million subscribers.

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $38.2 million for the second quarter of fiscal 2011, an increase of $4.5 million, or 13.3%, from $33.7 million for the second quarter of fiscal 2010. Excluding the impact of foreign currency, other revenues were 8.0% higher in the second quarter of fiscal 2011 than the prior year period. The new program launches in our North American and UK markets also benefited our other revenues. Franchise commissions and sales of products to our franchisees, for example, grew in the aggregate by 30.0%, or 28.7% on a constant currency basis, in the second quarter 2011 versus the prior year period. Our by mail product sales and revenues from our publications also rose, by 20.5% in the aggregate, or 15.3% on a constant currency basis, over the prior year second quarter level. Global licensing revenues in the second quarter of fiscal 2011, however, were flat, or down 6.3% on a constant currency basis, versus the prior year period. Licensing revenues increased in the United Kingdom, but decreased in North America and elsewhere, driven partially by pricing challenges in a tough global economic environment.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Total cost of revenues in the second quarter of fiscal 2011 was $198.9 million, an increase of $33.8 million, or 20.5%, from $165.0 million in the prior year period. Cost of revenues grew at a slower pace than revenues, which increased 29.0% in the second quarter of 2011 versus the prior year period. We gained efficiency from higher average attendance in our meetings, and because the higher margin WeightWatchers.com business became a larger component of our revenue mix. Gross profit for the second quarter of fiscal 2011 of $287.2 million increased $75.5 million, or 35.7%, from $211.7 million in the second quarter of fiscal 2010. Gross margin in the second quarter of fiscal 2011 was 59.1%, as compared to 56.2% in the second quarter of 2010.

Marketing

Marketing expenses for the second quarter of fiscal 2011 were $75.2 million, an increase of $18.5 million, or 32.6%, versus the second quarter of fiscal 2010, or 27.9% on a constant currency basis. Included in this increase was an investment in marketing the WeightWatchers.com Online product to men, which is a new initiative in 2011 focused on building awareness and relevance of the Weight Watchers brand to the male demographic. In addition, during the second quarter 2011, Weight Watchers was named the number one weight-loss diet by US News & World Report magazine, and we increased our marketing spend in TV and other media to leverage that news. In comparison to the prior year period, we also increased our TV investment in the second quarter of fiscal 2011 to support the spring marketing campaign, which proved to be successful in driving recruitment of both new customers and rejoining members and subscribers. Marketing expenses as a percentage of revenues were 15.5% in the second quarter of fiscal 2011 as compared to 15.0% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $56.7 million for the second quarter of fiscal 2011 versus $42.8 million for the second quarter of fiscal 2010, an increase of $13.9 million, or 32.3%. On a constant currency basis, second quarter of fiscal 2011 selling, general and administrative expenses increased by 26.5% versus the second quarter of fiscal 2010. The largest component of the increase was salary related, reflecting higher bonus expense associated with our strong business performance. In addition, the 2011 quarter included expense related to growth initiatives including additions to staff in support of business development, and technology expenses for the development of our mobile platforms. Selling, general and administrative expenses as a percentage of revenues for the second quarter of fiscal 2011 increased to 11.7% from 11.4% for the second quarter of fiscal 2010.

Operating Income Margin

Our operating income margin in the second quarter of fiscal 2011 was 32.0%, a 220 basis point increase from 29.8% in the second quarter of fiscal 2010. This growth was the result of an increase in the gross margin in the quarter, partially offset by higher marketing and selling, general and administrative expenses as percentages of revenues.

Interest Expense and Other

Interest expense was $15.0 million for the second quarter of fiscal 2011, a decrease of $4.6 million, or 23.4%, from $19.6 million in the second quarter of fiscal 2010, primarily as a result of lower average debt outstanding and a lower effective interest rate. Our average debt outstanding was $1,220.9 million in the second quarter of fiscal 2011 as compared to $1,430.5 million in the second quarter of fiscal 2010. The effective interest rate declined as a result of the favorable change in the notional value of our interest rate swaps, which drove interest rates down, and was partially offset by a small increase in the average credit spread on our debt. This resulted in a 56 basis points decrease in our effective interest rate in the second quarter of fiscal 2011 to 4.47% from 5.03% in the second quarter of fiscal 2010.

We reported $0.2 million of other expense in the second quarter of fiscal 2011 as compared to $1.1 million of other expense in the second quarter of fiscal 2010, primarily reflecting the increased impact of foreign currency on intercompany transactions.

Tax

Our effective tax rate was 38.0% for the second quarter of fiscal 2011 as compared to 38.9% for the second quarter of fiscal 2010. The second quarter of fiscal 2011 benefited from the reversal of certain tax reserves due to the expiration of the applicable statutes of limitations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 2, 2011 COMPARED TO THE SIX MONTHS ENDED JULY 3, 2010

The table below sets forth selected financial information for the first half of fiscal 2011 from our consolidated statements of income for the six months ended July 2, 2011 versus selected financial information for the first half of fiscal 2010 from our consolidated statements of income for the six months ended July 3, 2010:

Summary of Selected Financial Data

	(In Millions, except per share amounts)
	For the Six Months Ended
	July 2, 2011	July 3, 2010	Increase/ (Decrease)	% Change
Revenues, net	$989.4	$764.7	$224.7	29.4%

Cost of revenues	419.2	341.3	77.8	22.8%

Gross profit	570.3	423.4	146.9	34.7%
Gross Margin %	57.6%	55.4%

Marketing expenses	170.8	131.2	39.7	30.2%

Selling, general & administrative expenses	108.4	88.6	19.8	22.3%

Operating income	291.1	203.6	87.5	43.0%
Operating Income Margin %	29.4%	26.6%

Interest expense	33.2	38.3	(5.1)	(13.4%)
Other (income) expense, net	(0.2)	1.6	(1.9)	(114.1%)

Income before income taxes	258.1	163.7	94.5	57.7%

Provision for income taxes	98.1	63.7	34.5	54.1%

Net income	160.0	100.0	60.0	60.0%
Net loss attributable to the noncontrolling interest	0.5	0.9	(0.3)	(38.8%)

Net income attributable to the Company	$160.6	$100.9	$59.7	59.2%

Weighted average diluted shares outstanding	74.1	77.1	(3.0)	(3.9%)

Diluted EPS	$2.17	$1.31	$0.86	65.5%

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Net revenues were $989.4 million in the first six months of fiscal 2011, an increase of $224.7 million, or 29.4%, from $764.7 million in the first six months of fiscal 2010. Excluding the impact of foreign currency, which increased our revenues for the first six months of fiscal 2011 by $24.3 million, revenues grew 26.2% versus the prior year period. Revenue growth was driven by continued strong momentum from the new program launches at the end of fiscal 2010 in our North American and UK markets, and supported by effective marketing and public relations activities, which more than offset weak performance in our Continental Europe meetings business. As a result, in the first six months of fiscal 2011, global paid weeks grew 40.1%, global attendance grew 15.6% and end of period active Online subscribers grew 68.4%, in comparison to first six months of 2010 levels. In our Continental Europe meetings business, which was cycling against program innovation launches a year earlier, the first six months of 2011 revenues, paid weeks and attendance declined versus the prior year period.

Global revenues and paid weeks growth rates in the first three months of fiscal 2011 of 29.8% and 39.7%, respectively, versus the comparable prior year period were further enhanced because of particularly weak performance in the first quarter of fiscal 2010, which was negatively impacted by ineffective marketing and severe weather conditions. In contrast, in the second quarter of fiscal 2011, global revenues and paid weeks growth rates of 29.0% and 40.4%, respectively, versus the comparable prior year period moderated somewhat as we lapped the one year anniversary of a change in marketing strategy implemented in North America, which drove new enrollments and strong Online sign up growth.

Gross Profit and Operating Income

Gross profit for the first six months of fiscal 2011 of $570.3 million increased $146.9 million, or 34.7%, from $423.4 million in the first six months of fiscal 2010. Our operating income for the first six months of fiscal 2011 was $291.1 million, an increase of $87.5 million, or 43.0%, from $203.6 million in the first six months of fiscal 2010. Our operating income margin expanded to 29.4% in the first six months of fiscal 2011, an increase of 280 basis points versus 26.6% in the first six months of fiscal 2010. Operating income margin growth was partially attributable to gross margin expansion of 220 basis points to 57.6% in the first six months of fiscal 2011 versus 55.4% in the prior year period. The gross margin expansion was the result of operating leverage gained from higher attendances per meeting and higher growth in our higher margin WeightWatchers.com business. The operating income margin growth was also a result of a reduction in selling, general and administrative expenses as a percentage of revenues in the first six month 2011 period as compared to the prior year period.

Net Income and Earnings Per Share

The benefits derived from operating income growth, along with lower interest expense, resulted in net income in the first six months of fiscal 2011 increasing by 59.2%, or $59.7 million, to $160.6 million from $100.9 million in the first six months of fiscal 2010. Earnings per fully diluted share in the first six months of fiscal 2011 were $2.17, up from $1.31 in the first six months of fiscal 2010. The favorable impact of foreign currency contributed $3.5 million to net income in the first six months of fiscal 2011, or $0.05 per fully diluted share.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, products sold in meetings, Internet revenues, and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Meeting Fees

Global meeting fees for the first six months of fiscal 2011 were $538.5 million, an increase of $106.0 million, or 24.5%, from $432.5 million in the prior year period. Excluding the impact of foreign currency, which increased our global meeting fees by $13.6 million, global meeting fees in the first six months of fiscal 2011 increased 21.4% versus the prior year period. The favorable impact of the new program launches in our North American and UK markets in late fiscal 2010, combined with effective marketing and public relations, were the key drivers of growth in our meetings business leading into 2011, which accelerated further during the first half of fiscal 2011. In addition, the purchases of the Monthly Pass commitment plan by our meeting members increased in the first six months of 2011 versus the corresponding prior year period. Monthly Pass purchasers on average have a longer tenure than those who pay for attendance on a week-to-week basis.

As a result of the enrollment strength and the increase in Monthly Pass purchases, and despite weak performance in Continental Europe, global meeting paid weeks rose a strong 22.0% to 56.2 million in the first six months of fiscal 2011, up from 46.0 million in the prior year period. This growth rate in meeting paid weeks marks a significant improvement from the low single-digit growth rates experienced throughout fiscal 2010. Global attendance in our meetings business increased by 15.6% to 33.0 million in the first six months of fiscal 2011, from 28.6 million in the first six months of fiscal 2010. Attendances rose in our North American and UK markets as the new programs not only attracted new customers to the meetings business, but also increased meeting attendance by our existing members. First quarter 2011 attendance growth was enhanced because of the impact of extremely bad weather in these markets in the prior year period, which resulted in meeting closures and lower attendance in meetings that remained open. In the first six months of 2011, our Continental Europe market, which was lapping a new program in the prior year period, experienced attendance declines versus the first half of fiscal 2010.

In NACO, meeting fees for the first six months of fiscal 2011 were $373.7 million, an increase of $87.8 million, or 30.7%, from $285.9 million for the first six months of fiscal 2010. Excluding the impact of foreign currency, which increased NACO meeting fees by $1.6 million, NACO meeting fees grew by 30.2% in the first six months of fiscal 2011 versus the prior year period. Meeting fee revenues grew in both our traditional and At Work meetings. This strong growth resulted primarily from the continuing positive impact on enrollments of both the highly successful new PointsPlus program, which launched in November 2010, and our very effective marketing campaign strategy, which has raised the profile and attraction of our brand to both former members and new customers. In addition, the purchases by NACO meeting members of the Monthly Pass commitment plan increased in the first six months of 2011 versus the first six months of 2010. As a result of these factors, NACO meeting paid weeks increased a strong 32.2%, from 28.3 million in the first six months of fiscal 2010 to 37.4 million in the first six months of fiscal 2011, and attendance grew a robust 26.6%, from 16.5 million in the first six months of fiscal 2010 to 20.9 million in the first six months of fiscal 2011.

Our international meeting fees in the first six months of fiscal 2011 were $164.8 million, an increase of $18.3 million, or 12.5%, from $146.5 million in the prior year period. Excluding the impact of foreign currency, which increased international meeting fees by $12.0 million, international meeting fees grew by 4.3% in the first six months of fiscal 2011 versus the prior year period. The UK meetings business benefited from the impact of its new ProPoints program, which launched in late 2010 and drove meeting fee and paid weeks growth in that market. This growth was partially offset by declining meeting fees and paid weeks volume in the period in Continental Europe, which was cycling against a year earlier program launch that was less successful than the ProPoints launch. In contrast to our North American and UK markets, which implemented strategies successful at attracting new customers as well as former members, the Continental Europe meetings business is still in the process of developing effective marketing campaigns. In total, international meeting paid weeks increased 5.7% to 18.8 million in the first six months of fiscal 2011, up from 17.8 million in the first six months of fiscal 2010, driven primarily by the United Kingdom. Total international attendance increased only slightly, by 0.6%, to 12.2 million versus 12.1 million in the first six months of fiscal 2010, as a result of declines in Continental Europe.

With respect to the UK meetings business in particular, the first six months of fiscal 2011 meeting fees increased by 34.1%, or 26.2% on a constant currency basis, as compared to the prior year period. In the 2011 first six month period, meeting paid weeks grew 18.9%, and attendance increased by 15.4%, versus the comparable prior year period.

With respect to our Continental Europe meetings business in particular, the first six months of fiscal 2011 meeting fees decreased by 7.5%, or 13.5% on a constant currency basis, as compared to the prior year period. Meeting paid weeks declined by 13.1% in the 2011 first six month period, and attendance declined by 18.9% in the 2011 first six month period, versus the prior year period. The overall declining trend in Continental Europe began in the second half of 2010. The positive impact of new program launches in Continental Europe in late 2009 was not sustained beyond the second quarter of fiscal 2010, largely because of ineffective marketing which did not attract new customers to meetings, and weak public relations efforts.

In-Meeting Product Sales

Global in-meeting product sales for the first six months of fiscal 2011 were $173.6 million, an increase of $25.4 million, or 17.2%, from $148.2 million in the first six months of fiscal 2010. Excluding the impact of foreign currency, which increased in-meeting product sales by $4.9 million, global in-meeting product sales rose 13.9% in the six month period versus the comparable prior year period. On a per attendee basis, global in-meeting product sales increased 1.4% in the first six months of fiscal 2011 versus the prior year period, but declined by 1.5% on a constant currency basis. The slight decline in global in-meeting product sales per attendee resulted from a combination of factors. In-meeting product sales per attendee in our North American and UK markets benefited from the launch of the new program which drove sales of starter kits and other enrollment products to both new and existing meeting members; however, this growth was offset by lower sales of consumable products.

In NACO, in-meeting product sales of $97.3 million in the first six months of fiscal 2011 increased by $20.3 million, or 26.4%, versus the prior year period, on the strength of higher attendance volumes, but declined slightly on a per attendee basis. In the first six months of fiscal 2011, NACO in-meeting product sales per attendee were on par with the prior year period. Strong sales of enrollment products to both new and existing members were primarily offset by declines in the sales of consumables.

International in-meeting product sales were $76.4 million in the first six months of fiscal 2011, an increase of 7.2%, or 0.8% on a constant currency basis, but flat per attendee on a constant currency basis, versus the prior year period. In the United Kingdom, in-meeting product sales per attendee increased by 8.8%, or 3.2% on a constant currency basis, in the first six months of fiscal 2011 versus the prior year period, driven by first quarter sales of enrollment products only partially offset by lower sales of consumables. In-meeting product sales per attendee in Continental Europe were flat to prior for the six month period.

Internet Revenues

Internet revenues, which include subscription revenues from sales of Weight Watchers Online and Weight Watchers eTools, as well as Internet advertising revenues, increased significantly, up $81.8 million, or 70.6%, to $197.6 million for the first six months of fiscal 2011 from $115.9 million for the first six months of fiscal 2010. Excluding the impact of foreign currency, which increased Internet revenues by $3.6 million, Internet revenues grew by 67.5% in the first six months of fiscal 2011 versus the prior year period. This increase was driven in part by continued benefits from the new program innovation launches in our North American and UK markets at the end of fiscal 2010, and continued strong marketing which first began in the second quarter of fiscal 2010. We entered fiscal 2011 with an active Online subscriber base that was 38.2% higher than at the beginning of fiscal 2010, and ended the first six months of 2011 with a 68.4% increase in end of period active Online subscribers versus the prior year period. As of the end of the second quarter of fiscal 2011, the number of our Online end of period active subscribers was 1.8 million, up from 1.1 million at the end of the second quarter of fiscal 2010.

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $79.7 million for the first six months of fiscal 2011, an increase of $11.5 million, or 16.8%, from $68.2 million for the first six months of fiscal 2010. Excluding the impact of foreign currency, other revenues were 13.4% higher in the first six months of fiscal 2011 than the prior year period. The new program in our North American and UK markets also benefited our other revenues. Franchise commissions and sales of products to our franchisees, for example, grew in the aggregate by 35.8%, or 34.8 % on a constant currency basis, in the first six months of 2011 versus the prior year period, accounting for $4.3 million of the total increase in other revenues on a constant currency basis for the first six months of 2011 versus the prior year period. Our by mail product sales and revenues from our publications also rose in the aggregate by 25.2%, or 21.7% on a constant currency basis, over the prior year first six months level. Global licensing revenues in the first six months of fiscal 2011, however, were up only slightly, by 1.8%, and were down 2.2% on a constant currency basis, versus the prior year period. UK licensing revenues increased in the first six months of 2011 versus the prior year period; however, both North America and Continental Europe experienced weak performance, primarily as a result of pricing challenges in a tough global economic environment.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Total cost of revenues in the first six months of fiscal 2011 was $419.2 million, an increase of $77.8 million, or 22.8%, from $341.3 million in the prior year period. Cost of revenues in the first six months of 2011 grew at a slower pace than net revenues, which increased 29.4% in the first six months of 2011 versus the prior year period. We gained this operating efficiency versus the prior year period because the higher margin WeightWatchers.com business became a larger component of our revenue mix, and also because of the increase in average attendance per meeting.

Gross profit for the first six months of fiscal 2011 of $570.3 million increased $146.9 million, or 34.7%, from $423.4 million in the first six months of fiscal 2010. Gross margin in the first six months of fiscal 2011 was 57.6%, an increase of 220 basis points as compared to 55.4% in the first six months of fiscal 2010. Gross margin expanded in the meetings business in the first six months of 2011 versus the comparable prior year period despite the impact of certain significant expenses related to the new program. In the first quarter of fiscal 2011, we incurred one-time expenses related to ensuring a successful launch of the new program innovation in our North American and UK markets. Given that the new program is significantly different from the program it replaced, we temporarily increased staffing levels in our meetings and call centers to ease the transition of existing and returning members and subscribers to the new program. Additional first quarter expenses related to the new program launch resulted from the need to distribute new program and related materials to existing members, rather than just to new members, and we discounted certain enrollment related products to encourage purchase.

Marketing

Marketing expenses for the first six months of fiscal 2011 were $170.8 million, an increase of $39.7 million, or 30.2%, versus the first six months of fiscal 2010, or 27.8% on a constant currency basis. Included in this increase was an investment in marketing the WeightWatchers.com Online product to men, which is a new initiative in 2011 focused on building awareness and relevance of the Weight Watchers brand to the male demographic. This new initiative accounted for a 6.3% increase in marketing expenses in the first six month period of fiscal 2011 versus the prior year period. Excluding the impact of the men’s initiative, we increased our marketing investment in the first six months of fiscal 2011 versus the prior year period to support our new program launches, as well as to ensure growth during our spring marketing campaigns. This strategy proved to be successful in driving recruitment of both new and rejoining meeting members and Online subscribers at an efficient cost per acquisition. Further, in the second quarter of 2011, Weight Watchers was named the number one weight-loss diet by US News & World Report magazine, and we increased our marketing spend in TV and other media to leverage that news. Marketing expenses as a percentage of revenues were 17.3% in the first six months of fiscal 2011 as compared to 17.2% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $108.4 million for the first six months of fiscal 2011 versus $88.6 million for the first six months of fiscal 2010, an increase of $19.8 million, or 22.3%. On a constant currency basis, first six months of fiscal 2011 selling, general and administrative expenses increased by 18.7% versus the first six months of fiscal 2010. The largest component of the increase was salary related, reflecting higher bonus expense associated with our strong business performance. In addition, the first six months of fiscal 2011 includes expense related to growth initiatives including additions to staff in support of business development, and technology expenses for the development of our mobile platforms. Selling, general and administrative expenses as a percentage of revenues for the first six months of fiscal 2011 decreased by 60 basis points to 11.0% from 11.6% for the first six months of fiscal 2010.

Operating Income Margin

Our operating income margin in the first six months of fiscal 2011 was 29.4%, a 280 basis point increase from 26.6% in the first six months of fiscal 2010. This growth was the result of an expansion of the gross margin and a reduction in selling, general and administrative expenses as a percentage of revenues in the first six months of fiscal 2011 versus the prior year period.

Interest Expense and Other

Interest expense was $33.2 million for the first six months of fiscal 2011, a decrease of $5.1 million, or 13.4%, from $38.3 million in the first six months of fiscal 2010, primarily as a result of lower average debt outstanding and a lower effective interest rate. Our average debt outstanding was $1,275.1 million in the first six months of fiscal 2011 as compared to $1,435.8 million in the first six months of fiscal 2010. The effective interest rate declined as a result of the favorable change in the notional value of our interest rate swaps, which drove interest rates down, and was partially offset by an increase in the average credit spread on our debt. This resulted in a 23 basis points decrease in our effective interest rate in the first six months of fiscal 2011 to 4.76% from 4.99% in the first six months of fiscal 2010.

We reported $0.2 million of other income in the first six months of fiscal 2011 as compared to $1.6 million of other expense in the first six months of fiscal 2010, primarily reflecting the impact of foreign currency on intercompany transactions.

Tax

Our effective tax rate was 38.0% for the first six months of fiscal 2011 as compared to 38.9% for the first six months of fiscal 2010. The first six months of fiscal 2011 benefited from the reversal of certain tax reserves due to the expiration of the applicable statutes of limitations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash — Fiscal 2011

Cash and cash equivalents were $60.4 million at the end of the second quarter of fiscal 2011, an increase of $19.8 million from the end of fiscal 2010. Cash flows provided by operating activities for the first six months of fiscal 2011 were $255.0 million, an increase of $110.6 million, or 76.6%, over the $144.4 million generated in the first six months of fiscal 2010. The increase of $110.6 million in cash flows provided by operating activities was primarily the result of improvements in the business in the first six months of fiscal 2011 versus the comparable prior year period. These business improvements included a $59.7 million increase in net income, and $22.5 million of higher deferred income resulting from significant increases in Online subscribers and Monthly Pass members. In addition, in the first six months of fiscal 2010, there was a $29.1 million payment made which reduced cash flows provided by operating activities in that period. The payment reduced a previously recorded UK value added tax, or VAT, accrual which covered prior periods, and which was made in connection with our previously disclosed adverse UK VAT ruling.

The $255.0 million of cash flows provided by operating activities for the first six months of fiscal 2011 exceeded net income attributable to the Company by $94.4 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital, as described below (see “— Balance Sheet Working Capital”), and from non-cash expenses and differences between book and cash taxes.

Net cash used for investing and financing activities combined totaled $237.4 million in the first six months of fiscal 2011. Net cash used for investing activities was $20.4 million in the first six months of fiscal 2011, consisting primarily of capital expenditures. Net cash used for financing activities totaled $217.0 million in the period and consisted primarily of long-term debt payments of $202.3 million, stock repurchases of $34.9 million and dividend payments of $25.9 million. These uses were partially offset by $41.1 million of proceeds from stock options exercised in the first six months of 2011.

Sources and Uses of Cash — Fiscal 2010

Cash and cash equivalents were $65.6 million as of July 3, 2010, an increase of $19.4 million from the end of fiscal 2009. Cash flows provided by operating activities for the six months ended July 3, 2010 were $144.4 million, exceeding the six month period’s $100.9 million net income attributable to the Company by $43.5 million. Cash flows provided by operating activities included a cash payment of $29.1 million for prior period charges associated with our previously disclosed adverse UK VAT ruling. Excluding this one-time payment, cash flows provided by operating activities would have been $173.5 million for the six months ended July 3, 2010. The excess of cash flows provided by operating activities over net income arose partially from changes in our working capital, as described below, see “— Balance Sheet Working Capital”, and as a result of differences between book and cash taxes. Net cash used for investing and financing activities combined totaled $119.8 million. Net cash used for investing activities of $9.3 million consisted primarily of capital spending. Net cash used for financing activities totaled $110.5 million and consisted of long-term debt payments of $46.3 million, stock repurchases of $28.3 million, dividend payments of $27.1 million, and deferred financing costs of $11.4 million in connection with our debt extension.

Balance Sheet Working Capital

On our balance sheet at July 2, 2011, the working capital deficit was $274.4 million, including $60.4 million of cash and cash equivalents and $86.7 million of current portion of long-term debt. At January 1, 2011, our working capital deficit was $348.7 million which included $40.5 million of cash and cash equivalents and $197.5 million of current portion of long-term debt. After making scheduled debt repayments of $170.5 million during the first six months of fiscal 2011, and because of a refinancing that we undertook in 2010 which changed our debt repayment requirements, the current portion of our long-term debt was significantly reduced by $110.9 million to $86.7 million as described below (see “— Long-Term Debt”). Excluding the changes in cash and cash equivalents and current portion of long-term debt from both periods, the working capital deficit at July 2, 2011 was $248.2 million, an increase of $56.5 million as compared to $191.7 million at January 1, 2011.

The majority of this $56.5 million increase in adjusted working capital deficit (which excludes from working capital the changes in cash and cash equivalents and in the current portion of long-term debt) in the first six months of 2011 versus the January 1, 2011 level was attributable to growth in the business. Deferred revenue increased by $36.2 million, as we have grown our Online subscriber and Monthly Pass member bases. Payables and accruals were $9.4 million higher, primarily related to compensation, a combination of timing of payments and the impact of better than expected business performance. The remaining $10.9 million of the increase in the adjusted working capital deficit primarily resulted from a decline in prepaid taxes.

Long-Term Debt

Our credit facilities consist of a term loan facility and a revolving credit facility, or collectively, the WWI Credit Facility. During the second quarter of fiscal 2011, the composition of the WWI Credit Facility changed as a result of us paying off amounts outstanding under certain tranches of the WWI Credit Facility that matured on June 30, 2011. Immediately prior to the change, the term loan facility consisted of two tranche A loans, or Term A Loan and Additional Term A Loan, a tranche B loan, or Term B Loan, a tranche C loan, or Term C Loan, and a tranche D loan, or Term D Loan, and the revolving credit facility, or the Revolver, consisted of two tranches, Revolver I and Revolver II. Immediately prior to the change, the total of the outstanding and available credit under the Revolver was up to $500 million, of which the Revolver I was $167.4 million and the Revolver II was $332.6 million.

On June 30, 2011, each of the Term Loan A and Revolver I matured and was paid in full satisfaction of obligations thereunder ($29.1 million and $12.1 million, respectively). Following the maturity and payment in full of obligations under the Term Loan A, the term loan facility consisted of the Additional Term A Loan, the Term B Loan, the Term C Loan and the Term D Loan. Following the maturity and payment in full of obligations under Revolver I, the Revolver consisted solely of Revolver II, with a total of $332.6 million of outstanding and available credit.

At July 2, 2011, we had $1,162.8 million outstanding under the WWI Credit Facility, a combination of term loans and amounts outstanding under the Revolver II. Revolver II had $83.9 million outstanding and $248.7 million available.

At July 2, 2011, and January 1, 2011, our debt consisted entirely of variable-rate instruments. Interest rate swaps are entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 2.1% and 2.2% per annum at July 2, 2011 and January 1, 2011, respectively.

The following schedule sets forth our long-term debt obligations (and interest rates, exclusive of the impact of swaps) at July 2, 2011:

Long-Term Debt

At July 2, 2011

(Balances in millions)

	Balance	Alternative Base Rate or LIBOR	Applicable Margin	Interest Rate
Revolver II due 2014	$83.9	0.19%	2.50%	2.69%
Additional Term A Loan due 2013	168.8	0.25%	1.00%	1.25%
Term B Loan due 2014	238.8	0.25%	1.25%	1.50%
Term C Loan due 2015	431.8	0.25%	2.25%	2.50%
Term D Loan due 2016	239.5	0.25%	2.25%	2.50%

Total Debt	1,162.8
Less Current Portion	86.7

Total Long-Term Debt	$1,076.1

The WWI Credit Facility provides that term loans and the Revolver bear interest, at our option, at LIBOR plus an applicable margin per annum or the alternative base rate (as defined in the WWI Credit Facility agreement) plus an applicable margin per annum. At July 2, 2011, the Additional Term A Loan bore interest at a rate equal to LIBOR plus 1.00% per annum; the Term B Loan bore interest at a rate equal to LIBOR plus 1.25% per annum; the Term C Loan and Term D Loan bore interest at a rate equal to LIBOR plus 2.25% per annum; and the Revolver II bore interest at a rate equal to LIBOR plus 2.50% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, at July 2, 2011, we were required to pay a commitment fee to the lenders under the Revolver II with respect to the unused commitments at a rate equal to 0.50% per annum.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. At July 2, 2011, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

We amended the WWI Credit Facility on June 26, 2009 to allow us to make loan modification offers to all lenders of any tranche of term loans or revolving loans to extend the maturity date of such loans and/or reduce or eliminate the scheduled amortization. Any such loan modifications would be effective only with respect to such tranche of term loans or revolving loans and only with respect to those lenders that accept our offer. Loan modification offers may be accompanied by increased pricing and/or fees payable to accepting lenders. This amendment also provides for up to an additional $200.0 million of incremental term loan financing through the creation of a new tranche of term loans, provided that the aggregate principal amount of such new term loans cannot exceed the amount then outstanding under our existing revolving credit facility. In addition, the proceeds from such new tranche of term loans must be used solely to repay certain outstanding revolving loans and permanently reduce the commitments of certain revolving lenders.

On April 8, 2010, we amended the WWI Credit Facility pursuant to a loan modification offer to all lenders of all tranches of term loans and revolving loans to, among other things, extend the maturity date of such loans. In connection with this amendment, certain lenders converted a total of $454.5 million of their outstanding term loans under the Term A Loan ($151.8 million) and Additional Term A Loan ($302.7 million) into term loans under the new Term C Loan due 2015 (or 2013, upon the occurrence of certain events described in the WWI Credit Facility agreement), and a total of $241.9 million of their outstanding term loans under the Term B Loan into term loans under the new Term D Loan due 2016. In addition, certain lenders converted a total of $332.6 million of their outstanding Revolver I commitments into commitments under the new Revolver II which terminates in 2014 (or 2013, upon the occurrence of certain events described in the WWI Credit Facility agreement), including a proportionate amount of their outstanding Revolver I loans into Revolver II loans. Following these conversions of a total of $1,029.0 million of loans and commitments, at April 8, 2010, we had the same amount of debt outstanding under the WWI Credit Facility and amount of availability under the Revolver as we had immediately prior to such conversions. In connection with this loan modification offer, we incurred fees of approximately $11.5 million during the second quarter of fiscal 2010.

The following schedule sets forth our year-by-year debt obligations at July 2, 2011:

Total Debt Obligation

(Including Current Portion)

At July 2, 2011

(in millions)

Remainder of fiscal 2011	$27.0
Fiscal 2012	124.9
Fiscal 2013	86.0
Fiscal 2014	341.6
Fiscal 2015	354.6
Thereafter	228.7

Total	$1,162.8

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

Stock Transactions

On October 9, 2003, we, at the direction of our Board of Directors, authorized and announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, we, at the direction of our Board of Directors, authorized and announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o. and its parents and subsidiaries under the program. The repurchase program currently has no expiration date. During the six months ended July 2, 2011, the Company repurchased in its first quarter 0.8 million shares of its common stock in the open market for a total cost of $31.6 million and in its second quarter no shares of its common stock. During the six months ended July 3, 2010, the Company repurchased in its first quarter no shares of its common stock and in its second quarter 1.14 million shares of its common stock in the open market for a total cost of $30.6 million.

OFF-BALANCE SHEET TRANSACTIONS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, such as entities often referred to as structured finance or special purpose entities.

SEASONALITY

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in fiscal 2009, Easter fell on April 12, which means that our spring marketing campaign began in the second quarter of fiscal 2009 as opposed to beginning in the first quarter as it did in fiscal 2008. The introduction of Monthly Pass in the meetings business has resulted in less seasonality with regards to our meeting fee revenues because its revenues are amortized over the related subscription period. Our operating income for the first half of the year is generally the strongest. While WeightWatchers.com experiences similar seasonality in terms of new subscriber signups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

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

Based on the amount of our variable rate debt and interest swap agreements as of July 2, 2011, a hypothetical 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $1.6 million.

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

In light of this adverse ruling and in accordance with accounting guidance for contingencies, we recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. As we did beginning in the first quarter of fiscal 2010, we have recorded, and also intend to continue to record, a reserve for UK withholding taxes with respect to our UK leaders consistent with this ruling on a quarterly basis. Accordingly, the aggregate reserve for the period from April 2001 through the end of the second quarter of fiscal 2011 is approximately $45.1 million.

Sabatino v. Weight Watchers North America, Inc.

In September 2009, a lawsuit was filed in the Superior Court of California by one of our former leaders alleging violations of certain California wage and hour laws on behalf of herself, and, if approved by the court, other leaders and those employees who have performed the location coordinator function in

California since September 17, 2005. In this matter, the plaintiff sought unpaid wages and certain other damages. In October 2009, we answered the complaint and removed the case to the U.S. District Court for the Northern District of California, or the Federal Court. In July 2010, the plaintiff filed an amended complaint adding two additional named plaintiffs for this matter. In October 2010, the parties engaged in mediation and reached an agreement in principle to settle this matter in its entirety and, accordingly, we recorded a reserve with respect to this matter of $6.5 million. In May 2011, the parties received the Federal Court’s final approval of the settlement and we made payments in connection with the settlement of approximately $6.4 million in the aggregate in the second quarter of fiscal 2011.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description
†10.1	Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (Chief Executive Officer, Chief Financial Officer and General Counsel).

†10.2	Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (certain executive officers).

**10.3	Share Purchase Agreement, dated April 27, 2011, between Danone Dairy Asia and Weight Watchers Asia Holdings Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 28, 2011 (File No. 001-16769), and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

32.2	Certification pursuant to 18 U.S.C. Section 1350.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: August 11, 2011	By:	/s/ David P. Kirchhoff
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2011	By:	/s/ Ann M. Sardini
Ann M. Sardini
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
†10.1	Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (Chief Executive Officer, Chief Financial Officer and General Counsel).

†10.2	Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (certain executive officers).

**10.3	Share Purchase Agreement, dated April 27, 2011, between Danone Dairy Asia and Weight Watchers Asia Holdings Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 28, 2011 (File No. 001-16769), and incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

32.2	Certification pursuant to 18 U.S.C. Section 1350.
Exhibit 101
EX-101.INS EX-101.SCH EX-101.CAL EX-101.DEF EX-101.LAB EX-101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Document

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

**	Previously filed.
†	Represents a management arrangement or compensatory plan.