Form 10-Q
period 2011-10-01
WEIGHT WATCHERS INTERNATIONAL INC
filed 2011-11-10
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

The number of shares of common stock outstanding as of October 31, 2011 was 73,574,725.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	$1,091,987	$1,091,987
	October 1, 2011	January 1, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61,421	$40,534
Receivables, net	38,782	43,722
Inventories, net	38,454	40,571
Prepaid income taxes	4,491	11,619
Deferred income taxes	19,841	19,800
Prepaid expenses and other current assets	26,304	34,196

TOTAL CURRENT ASSETS	189,293	190,442

Property and equipment, net	32,527	30,930
Franchise rights acquired	760,633	765,864
Goodwill	49,989	51,425
Trademarks and other intangible assets, net	35,241	29,962
Deferred financing costs, net and other noncurrent assets	18,816	23,364

TOTAL ASSETS	$1,086,499	$1,091,987

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$92,292	$197,524
Accounts payable	32,618	39,589
Dividend payable	13,117	13,158
Derivative payable	28,997	39,753
UK self-employment liability	43,795	40,782
Accrued liabilities	167,214	132,028
Income taxes payable	420	2,613
Deferred revenue	103,142	73,688

TOTAL CURRENT LIABILITIES	481,595	539,135

Long-term debt	974,508	1,167,561
Deferred income taxes	89,895	62,807
Other	11,010	13,208

TOTAL LIABILITIES	1,557,008	1,782,711

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	0	0
Treasury stock, at cost, 38,415 shares at October 1, 2011 and 38,618 shares at January 1, 2011	(1,794,945)	(1,794,066)
Retained earnings	1,325,581	1,103,817
Accumulated other comprehensive loss	(1,145)	(4,517)

TOTAL WEIGHT WATCHERS INTERNATIONAL, INC. DEFICIT	(470,509)	(694,766)
Noncontrolling interest	0	4,042

TOTAL DEFICIT	(470,509)	(690,724)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,086,499	$1,091,987

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Meeting fees, net	$233,400	$190,586	$771,898	$623,037
Product sales and other, net	93,132	79,529	346,442	295,957
Internet revenues	101,902	60,491	299,538	176,350

Revenues, net	428,434	330,606	1,417,878	1,095,344

Cost of meetings, products and other	162,861	142,233	555,095	464,386
Cost of Internet revenues	14,390	9,864	41,309	29,097

Cost of revenues	177,251	152,097	596,404	493,483

Gross profit	251,183	178,509	821,474	601,861

Marketing expenses	61,514	39,418	232,329	170,574
Selling, general and administrative expenses	51,370	48,644	159,786	137,258

Operating income	138,299	90,447	429,359	294,029

Interest expense	13,655	19,032	46,826	57,320
Other (income) expense, net	285	(611)	54	1,025

Income before income taxes	124,359	72,026	382,479	235,684

Provision for income taxes	43,709	28,016	141,796	91,648

Net income	80,650	44,010	240,683	144,036
Net loss attributable to the noncontrolling interest	0	427	523	1,281

Net income attributable to Weight Watchers International, Inc.	$80,650	$44,437	$241,206	$145,317

Earnings per share attributable to Weight Watchers International, Inc.
Basic	$1.10	$0.59	$3.29	$1.90

Diluted	$1.09	$0.59	$3.26	$1.90

Weighted average common shares outstanding
Basic	73,567	75,127	73,265	76,310

Diluted	74,263	75,328	74,040	76,490

Dividends declared per common share	$0.18	$0.18	$0.53	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash provided by operating activities	$374,948	$234,895

Investing activities:
Capital expenditures	(12,950)	(6,607)
Capitalized software expenditures	(17,526)	(9,291)
Other items, net	(544)	(15)

Cash used for investing activities	(31,020)	(15,913)

Financing activities:
Payments of long-term debt	(298,285)	(64,098)
Payment of dividends	(38,745)	(40,395)
Payments to acquire treasury stock	(34,924)	(76,891)
Deferred financing costs	0	(11,378)
Investment and advances from noncontrolling interest	0	2,512
Proceeds from stock options exercised	41,428	39
Tax benefit from restricted stock units vested and stock options exercised	6,617	0

Cash used for financing activities	(323,909)	(190,211)

Effect of exchange rate changes on cash and cash equivalents and other	868	(1,973)

Net increase in cash and cash equivalents	20,887	26,798
Cash and cash equivalents, beginning of period	40,534	46,137

Cash and cash equivalents, end of period	$61,421	$72,935

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

2.	Summary of Significant Accounting Policies

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In June 2011, the FASB issued authoritative guidance requiring companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of the guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since the guidance amends the disclosure requirements concerning comprehensive income, its adoption will not affect the consolidated financial position, results of operations or cash flows of the Company.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In January 2010, the FASB issued authoritative guidance revising certain disclosure requirements concerning fair value measurements. The guidance requires an entity to disclose separately significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and to disclose the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3, on a gross basis rather than a net basis. These new disclosure requirements were effective for the Company beginning with its first fiscal quarter of 2010, except for the additional disclosure of Level 3 activity, which was effective for fiscal years beginning after December 15, 2010. The Company did not have any such transfers into and out of Levels 1 and 2 during the nine months ended October 1, 2011 and currently does not maintain any assets or liabilities classified as Level 3.

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

For the nine months ended October 1, 2011, the change in goodwill was due to the closing of the Company’s Finland business and foreign currency fluctuations. The Company’s goodwill by reportable segment at October 1, 2011 was $23,789 related to its WWI segment and $26,200 related to its WW.com segment. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the nine months ended October 1, 2011, the change in franchise rights acquired was due to foreign currency fluctuations.

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $4,313 and $12,161 for the three and nine months ended October 1, 2011, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $3,349 and $10,366 for the three and nine months ended October 2, 2010, respectively.

The carrying amount of finite-lived intangible assets as of October 1, 2011 and January 1, 2011 was as follows:

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	October 1, 2011		January 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$63,027	$41,559	$52,293	$34,423
Trademarks	9,979	9,195	9,813	8,952
Website development costs	41,757	29,056	35,245	24,350
Other	7,028	6,740	7,033	6,697

	$121,791	$86,550	$104,384	$74,422

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2011	$4,143
Fiscal 2012	$12,805
Fiscal 2013	$9,528
Fiscal 2014	$5,549
Fiscal 2015	$2,598

5.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	October 1, 2011		January 1, 2011
	Balance	Effective Rate	Balance	Effective Rate
Revolver I due 2011	$0	3.25%	$1,674	3.25%
Revolver I due 2011	0	1.29%	56,565	1.29%
Revolver II due 2014	0	4.75%	3,326	4.75%
Revolver II due 2014	15,000	2.76%	112,435	2.83%
Term A Loan due 2011	0	1.31%	58,250	1.35%
Additional Term A Loan due 2013	148,749	1.29%	209,053	1.36%
Term B Loan due 2014	238,125	1.66%	240,000	1.86%
Term C Loan due 2015	426,075	2.54%	443,117	2.65%
Term D Loan due 2016	238,851	2.54%	240,665	2.65%

Total Debt	1,066,800	2.14%	1,365,085	2.01%
Less Current Portion	92,292		197,524

Total Long-Term Debt	$974,508		$1,167,561

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On June 30, 2011, each of the Term A Loan and Revolver I matured and was paid in full satisfaction of obligations thereunder ($29,125 and $12,050, respectively). Following the maturity and payment in full of obligations under the Term A Loan, the term loan facility consisted of the Additional Term A Loan, the Term B Loan, the Term C Loan and the Term D Loan. Following the maturity and payment in full of obligations under Revolver I, the Revolver consisted solely of Revolver II, with a total of $332,647 of outstanding and available credit.

At October 1, 2011, the Company had $1,066,800 outstanding under the WWI Credit Facility, a combination of term loans and amounts outstanding under the Revolver II. Revolver II had $15,000 outstanding and $316,620 available.

At October 1, 2011, the Additional Term A Loan bore interest at a rate equal to LIBOR plus 1.00% per annum; the Term B Loan bore interest at a rate equal to LIBOR plus 1.25% per annum; the Term C Loan and Term D Loan bore interest at a rate equal to LIBOR plus 2.25% per annum; and the Revolver II bore interest at a rate equal to LIBOR plus 2.50% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, at October 1, 2011, the Company was required to pay a commitment fee to the lenders under the Revolver II with respect to the unused commitments at a rate equal to 0.50% per annum.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At October 1, 2011, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

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

On October 9, 2003, the Company’s Board of Directors authorized and the Company announced a program to repurchase up to $250,000 of the Company’s outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, the Company’s Board of Directors authorized and the Company announced adding $250,000 to the program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o. and its parents and subsidiaries under the program. The repurchase program currently has no expiration date.

During the nine months ended October 1, 2011, the Company purchased 814 shares of its common stock in the open market under the repurchase program for a total cost of $31,550. During the nine months ended October 2, 2010, the Company purchased 2,850 shares of its common stock in the open market under the repurchase program for a total cost of $79,709.

7.	Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Numerator:
Net income attributable to Weight Watchers International, Inc.	$80,650	$44,437	$241,206	$145,317

Denominator:
Weighted average shares of common stock outstanding	73,567	75,127	73,265	76,310
Effect of dilutive common stock equivalents	696	201	775	180

Weighted average diluted common shares outstanding	74,263	75,328	74,040	76,490

EPS attributable to Weight Watchers International, Inc.:
Basic	$1.10	$0.59	$3.29	$1.90

Diluted	$1.09	$0.59	$3.26	$1.90

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 234 and 2,317 for the three months ended October 1, 2011 and October 2, 2010, respectively, and 165 and 2,210 for the nine months ended October 1, 2011 and October 2, 2010, respectively.

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

The effective tax rates for the three and nine months ended October 1, 2011 were 35.1% and 37.1%, respectively, and for the three and nine months ended October 1, 2010 were both 38.9%. For the three and nine months ended October 1, 2011, the primary differences between the US federal statutory tax rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower rates in certain foreign jurisdictions, the reversal of certain tax reserves due to the expiration of the applicable statutes of limitations and the US tax benefit associated with losses due to the closing of the Company’s Finland business. For the three and nine months ended October 2, 2010, the primary differences between the US federal statutory tax rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower statutory rates in certain foreign jurisdictions.

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

In September 2007, the Company appealed to the UK First Tier Tribunal (Tax Chamber) (formerly known as the UK VAT and Duties Tribunal and hereinafter referred to as the “First Tier Tribunal”) HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company. In February 2010, the First Tier Tribunal issued a ruling that the Company’s UK leaders should have been classified as employees for UK tax purposes and, as such, the Company should have withheld tax from its leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for the Company. The Company appealed the First Tier Tribunal’s adverse ruling to the UK Upper Tribunal (Tax and Chancery Chamber) (the “Upper Tribunal”), and in October 2011, the Upper Tribunal issued a ruling dismissing the Company’s appeal. The Company is considering all of its options in light of the Upper Tribunal’s ruling dismissing its appeal.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In light of the First Tier Tribunal’s adverse ruling and in accordance with accounting guidance for contingencies, the Company recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. On a quarterly basis, beginning in the first quarter of fiscal 2010 and through the second quarter of fiscal 2011, the Company recorded a reserve for UK withholding taxes with respect to its UK leaders consistent with this ruling. The reserve at the end of the second quarter of fiscal 2011 equaled approximately $43,795 in the aggregate based on the exchange rates at the end of the third quarter of fiscal 2011. As of the beginning of the third quarter of fiscal 2011, the Company employs its UK leaders and therefore has ceased recording any further reserves.

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

As of October 1, 2011 and October 2, 2010, the Company had in effect interest rate swaps with notional amounts totaling $800,000 and $1,163,750, respectively. In January 2009, the Company entered into a forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. During the term of this forward-starting interest rate swap, the notional amount will fluctuate. The initial notional amount was $425,000 and the highest notional amount will be $755,000.

The Company is hedging forecasted transactions for periods not exceeding the next five years. At October 1, 2011, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income (loss) will be reclassified to the Statements of Income within the next 12 months due to hedge ineffectiveness.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

As of October 1, 2011 and October 2, 2010, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amount of $17,607 ($28,864 before taxes) and $32,491 ($53,263 before taxes), respectively. For the three and nine months ended October 1, 2011 and October 2, 2010, there were no fair value adjustments recorded in the Statements of Income since all hedges were considered qualifying and effective.

The Company expects approximately $8,810 ($14,442 before taxes) of derivative losses included in accumulated other comprehensive income (loss) at October 1, 2011, based on current market rates, will be reclassified into earnings within the next 12 months.

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter. As of October 1, 2011 and October 2, 2010, the fair value of the Company’s long-term debt was approximately $1,039,962 and $1,373,789, respectively.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at October 1, 2011	$0	$0	$0	$0
Interest rate swap asset at January 1, 2011	$0	$0	$0	$0
Interest rate swap liability at October 1, 2011	$28,997	$0	$28,997	$0
Interest rate swap liability at January 1, 2011	$39,753	$0	$39,753	$0

13.	Comprehensive Income

Comprehensive income includes net income, the effects of foreign currency translation and changes in the fair value of derivative instruments. Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$80,650	$44,010	$240,683	$144,036
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(6,014)	(4,995)	(3,139)	(2,052)
Current period changes in fair value of derivatives, net of tax	1,021	3,112	6,511	8,755

Total other comprehensive income (loss)	(4,993)	(1,883)	3,372	6,703

Comprehensive income	75,657	42,127	244,055	150,739
Comprehensive loss attributable to the noncontrolling interest	0	427	523	1,281

Comprehensive income attributable to Weight Watchers International, Inc.	$75,657	$42,554	$244,578	$152,020

14.	Segment Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable segments is as follows:

	Three Months Ended October 1, 2011
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$325,584	$102,850	$0	$428,434
Intercompany revenue	9,613	0	(9,613)	0

Total revenue	$335,197	$102,850	$(9,613)	$428,434

Depreciation and amortization	$8,545	$365	$0	$8,910

Operating income	$91,991	$46,308	$0	$138,299

Interest expense				13,655
Other expense, net				285
Provision for taxes				43,709

Net income				$80,650

Total assets	$955,230	$425,925	$(294,656)	$1,086,499

	Three Months Ended October 2, 2010
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$269,603	$61,003	$0	$330,606
Intercompany revenue	5,774	0	(5,774)	0

Total revenue	$275,377	$61,003	$(5,774)	$330,606

Depreciation and amortization	$7,371	$843	$0	$8,214

Operating income	$66,340	$24,107	$0	$90,447

Interest expense				19,032
Other income, net				(611)
Provision for taxes				28,016

Net income				$44,010

Total assets	$1,133,124	$263,833	$(293,900)	$1,103,057

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended October 1, 2011
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,114,569	$303,309	$0	$1,417,878
Intercompany revenue	28,549	0	(28,549)	0

Total revenue	$1,143,118	$303,309	$(28,549)	$1,417,878

Depreciation and amortization	$25,395	$1,153	$0	$26,548

Operating income	$308,783	$120,576	$0	$429,359

Interest expense				46,826
Other expense, net				54
Provision for taxes				141,796

Net income				$240,683

Total assets	$955,230	$425,925	$(294,656)	$1,086,499

	Nine Months Ended October 2, 2010
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$917,330	$178,014	$0	$1,095,344
Intercompany revenue	16,847	0	(16,847)	0

Total revenue	$934,177	$178,014	$(16,847)	$1,095,344

Depreciation and amortization	$22,398	$2,964	$0	$25,362

Operating income	$235,900	$58,129	$0	$294,029

Interest expense				57,320
Other expense, net				1,025
Provision for taxes				91,648

Net income				$144,036

Total assets	$1,133,124	$263,833	$(293,900)	$1,103,057

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

RESULTS OF OPERATIONS

OVERVIEW

Since the second quarter of fiscal 2010, the Company has experienced sustained growth in revenue, volumes, and profitability in each quarter as compared to the prior year periods. The growth trend began with a successful change in marketing strategy in both the meetings business and WeightWatchers.com in North America in the second quarter of fiscal 2010, and accelerated throughout the remainder of fiscal 2010 fueled by the soft launch of a new program platform in North America and the United Kingdom at the end of fiscal 2010. Accordingly, by the end of fiscal 2010, our customer base had grown by more than 20% since the beginning of fiscal 2010.

In January 2011, we began marketing campaigns for our new program launches which accelerated period-over-period volume growth in the North American and UK meetings and WeightWatchers.com businesses to historically high levels in the first quarter of fiscal 2011. As a result, on a consolidated Company basis, revenues and volumes grew in all three quarters of fiscal 2011 as compared to the prior year periods. For the first nine months of fiscal 2011 in total, revenues increased 29.4% and paid weeks increased 39.5% versus the comparable prior year period. Our gross margin for the first nine months of fiscal 2011 improved to 57.9%, up from 54.9% in the first nine months of fiscal 2010.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 1, 2011 COMPARED TO THE THREE MONTHS ENDED OCTOBER 2, 2010

The table below sets forth selected financial information for the third quarter of fiscal 2011 from our consolidated statements of income for the three months ended October 1, 2011 versus selected financial information for the third quarter of fiscal 2010 from our consolidated statements of income for the three months ended October 2, 2010:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Three Months Ended
	October 1, 2011	October 2, 2010	Increase/ (Decrease)	% Change
Revenues, net	$428.4	$330.6	$97.8	29.6%

Cost of revenues	177.3	152.1	25.2	16.5%

Gross profit	251.2	178.5	72.7	40.7%
Gross Margin %	58.6%	54.0%

Marketing expenses	61.5	39.4	22.1	56.1%

Selling, general & administrative expenses	51.4	48.6	2.7	5.6%

Operating income	138.3	90.4	47.9	52.9%
Operating Income Margin %	32.3%	27.4%

Interest expense	13.7	19.0	(5.4)	(28.3%)
Other (income) expense, net	0.3	(0.6)	0.9	146.6%

Income before income taxes	124.4	72.0	52.3	72.7%

Provision for income taxes	43.7	28.0	15.7	56.0%

Net income	80.7	44.0	36.6	83.3%
Net loss attributable to the noncontrolling interest	—	0.4	(0.4)	(100.0%)

Net income attributable to the Company	$80.7	$44.4	$36.2	81.5%

Weighted average diluted shares outstanding	74.3	75.3	(1.1)	(1.4%)

Diluted EPS	$1.09	$0.59	$0.50	84.1%

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Net revenues were $428.4 million in the third quarter of fiscal 2011, an increase of $97.8 million, or 29.6%, from $330.6 million in the third quarter of fiscal 2010. Excluding the impact of foreign currency, which increased our revenues for the third quarter of fiscal 2011 by $11.2 million, revenues grew 26.2% versus the prior year period. Revenue growth in the third quarter was driven by effective marketing and continued consumer interest in our brand and approach to weight loss, particularly in our North American and UK meetings and WeightWatchers.com businesses, which also benefited from new program launches. As a result, third quarter fiscal 2011 global paid weeks grew 38.1%, global attendance grew 8.7%, and end of period active Online subscribers grew 63.6% in comparison to third quarter fiscal 2010 levels, despite weak performance in Continental Europe. In our Continental European meetings business, ineffective marketing campaigns resulted in revenue, paid weeks and attendance declines in the third quarter of 2011 versus the prior year period.

Gross Profit and Operating Income

Gross profit for the third quarter of fiscal 2011 of $251.2 million increased $72.7 million, or 40.7%, from $178.5 million in the third quarter of fiscal 2010. Our operating income for the third quarter of fiscal 2011 was $138.3 million, an increase of $47.9 million, or 52.9%, from $90.4 million in the third quarter of fiscal 2010. Our gross margin in the third quarter of fiscal 2011 increased by 460 basis points versus the prior year period to 58.6%, driving operating income margin expansion of 490 basis points versus the prior year period to 32.3% in the third quarter of fiscal 2011. Margin expansion was the result of operating leverage gained from higher attendances per meeting and high growth in our higher margin WeightWatchers.com business. In addition, the third quarter of fiscal 2010 included $6.5 million of expense, included in both cost of revenues and selling, general and administrative expense, associated with the previously disclosed settlement of the California litigation (See “Item 1. Legal Proceedings – Sabatino v. Weight Watchers North America, Inc.”), which lowered our operating income margin in that quarter by 197 basis points. In the third quarter of fiscal 2011, marketing expense increased as a percentage of revenues but selling, general and administrative expenses declined by a greater degree as a percentage of revenues as compared to the comparable prior year period.

Net Income and Earnings Per Share

The benefits derived from operating income growth, along with lower interest expense, resulted in net income growth versus the prior year period of 81.5% in the third quarter of fiscal 2011 to $80.7 million, up from $44.4 million in the third quarter of fiscal 2010. Earnings per fully diluted share in the third quarter of fiscal 2011 were $1.09, up $0.50 from $0.59 in the third quarter of fiscal 2010. The third quarter of fiscal 2011 earnings per fully diluted share included a $0.05 tax benefit associated with the closing of our Finland business, while the third quarter of fiscal 2010 earnings per fully diluted share included a $0.05 charge associated with the settlement of the previously disclosed California litigation. The favorable impact of foreign currency contributed $1.8 million to net income in the third quarter of fiscal 2011, or $0.02 per fully diluted share.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, products sold in meetings, Internet revenues, and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Meeting Fees

Global meeting fees for the third quarter of fiscal 2011 were $233.4 million, an increase of $42.8 million, or 22.5%, from $190.6 million in the prior year period. Excluding the impact of foreign currency, which increased our global meeting fees by $6.1 million, global meeting fees in the third quarter of fiscal 2011 increased by 19.3% versus the prior year period. Global meeting paid weeks grew 19.7% in the third quarter of fiscal 2011 to 24.9 million, up from 20.8 million in the prior year period. The increase versus the prior year period in meeting fees and meeting paid weeks was driven by enrollment growth in the quarter, a larger meeting membership base at the beginning of the quarter versus the prior period, and a larger number and proportion of members participating in Monthly Pass commitment plans versus the prior year period. The meeting membership base has grown steadily over the past several quarters as a result of strong enrollments. Enrollments were fueled by the ongoing positive impact of new program innovations launched in late fiscal 2010 in North America and the United Kingdom and by highly effective marketing since the beginning of the year. In addition, the number and proportion of members purchasing Monthly Pass, who have a longer tenure and contribute higher lifetime revenue, was significantly higher in the third quarter of 2011 as compared to the third quarter of 2010. Global attendance in our meetings business increased 8.7% to 12.6 million in the third quarter of fiscal 2011 from 11.6 million in the third quarter of fiscal 2010.

In the NACO meetings business, meeting fees for the third quarter of fiscal 2011 were $161.2 million, an increase of $32.4 million, or 25.1%, from $128.9 million for the third quarter of fiscal 2010. Excluding the impact of foreign currency, which increased NACO meeting fees by $0.7 million, NACO meeting fees in the third quarter of fiscal 2011 grew by 24.6% versus the prior year period. NACO meeting paid weeks grew by 25.9% to 16.6 million in the third quarter 2011, up from 13.2 million in the third quarter 2010. Meeting fees and meeting paid weeks increased in the quarter as a result of enrollment growth, a larger membership base at the beginning of the quarter versus the prior period, and a larger number and proportion of members participating in Monthly Pass commitment plans versus the prior year period. These increases versus the prior year period were driven by our highly successful launch of the PointsPlus program at the end of fiscal 2010, and our effective marketing campaign strategy, which raised the profile and attraction of our offerings to both former members and new customers. In the third quarter of fiscal 2011, NACO attendance increased 13.6% to 7.9 million, up from 7.0 million in the third quarter of fiscal 2010.

Our international meeting fees in the third quarter of fiscal 2011 were $72.2 million, an increase of $10.4 million, or 16.9%, from $61.7 million in the prior year period. Excluding the impact of foreign currency, which increased international meeting fees by $5.4 million, international meeting fees grew by 8.2% in the third quarter of fiscal 2011 versus the prior year period. International meeting paid weeks increased by 9.0%, and international attendance increased by 1.2%, in the third quarter of fiscal 2011 versus the comparable prior year quarter. The growth in international meeting fees and paid weeks was driven by the United Kingdom’s strong performance, which was partially offset by weakness in Continental Europe.

In the third quarter of fiscal 2011, UK meeting fees increased by 29.5% to $29.4 million. Excluding the impact of foreign currency, which increased UK meeting fees by $1.1 million, UK meeting fees grew by 24.9% in the third quarter of fiscal 2011 versus the prior year period. UK meeting paid weeks in the third quarter of fiscal 2011 grew 18.1% versus the prior year period. UK meeting fees and meeting paid weeks continued to benefit from growth in the membership base, driven by the ProPoints program which launched in late 2010. Attendance in the United Kingdom increased by 10.1% in the quarter versus the comparable prior year period.

In contrast to the North American and UK markets, which implemented successful marketing strategies for recruiting new customers and former members, the Continental European meetings business is still in the process of developing effective marketing campaigns. In the third quarter of fiscal 2011, Continental European meeting fees increased by 1.1% to $30.9 million. Excluding the impact of foreign currency, which increased Continental European meeting fees by $2.8 million, Continental European meeting fees declined by 8.0% in the third quarter of fiscal 2011 as compared to the prior year period. This decline reflects a 6.0% decrease in meeting paid weeks versus the prior year period. Continental Europe’s attendance level declined by 15.1% in the third quarter of 2011 versus the prior year period.

In-Meeting Product Sales

Global in-meeting product sales for the third quarter of fiscal 2011 were $61.3 million, an increase of $9.1 million, or 17.4%, from $52.2 million in the third quarter of fiscal 2010. Excluding the impact of foreign currency, which increased in-meeting product sales by $2.0 million, global in-meeting product sales rose 13.6% versus the prior year period from the combination of 8.7% meeting attendance growth and higher product sales per attendee. On a per attendee basis, third quarter 2011 global in-meeting product sales increased 8.0%, or 4.5% on a constant currency basis, versus the prior year period. This increase in products sales per attendee was primarily the result of increased sales of our higher-priced enrollment products partially offset by some contraction in sales of lower-priced consumable products.

In NACO, third quarter 2011 in-meeting product sales of $34.3 million increased by $6.2 million, or 22.3%, versus the prior year period on the strength of 13.6% attendance growth and a 7.7% increase in in-meeting product sales per attendee.

International in-meeting product sales were $27.0 million in the third quarter of fiscal 2011, an increase of 11.7% versus the prior year period, or 3.9% on a constant currency basis. This increase was driven by attendance growth of 1.2% and an increase in product sales per attendee as compared to the prior year period. Strength in attendance and per attendee in-meeting product sales in the United Kingdom in the quarter was partially offset by weakness in Continental Europe.

Internet Revenues

Internet revenues, which include subscription revenues from sales of Weight Watchers Online and Weight Watchers eTools as well as Internet advertising revenues, increased significantly in the third quarter of fiscal 2011, up $41.4 million, or 68.5%, to $101.9 million versus $60.5 million for the third quarter of fiscal 2010. Excluding the impact of foreign currency, which increased Internet revenues by $2.0 million, Internet revenues grew by 65.1% in the third quarter of fiscal 2011 versus the prior year period. Online paid weeks increased 66.6% in the third quarter of fiscal 2011 versus the comparable prior year period and end of period active Online subscribers grew, up 63.6%, from approximately 1.1 million subscribers in the third quarter of fiscal 2010 to approximately 1.7 million subscribers in the third quarter of fiscal 2011. This increase was driven primarily by continued strong marketing campaigns starting in the second quarter of 2010 in the US and UK markets which also benefited from the new program launches at the end of fiscal 2010. In addition, sign-ups grew in Continental Europe, reflecting the effectiveness of our marketing efforts in online channels in these markets.

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $31.9 million for the third quarter of fiscal 2011, an increase of $4.5 million, or 16.6%, from $27.3 million for the third quarter of fiscal 2010. Excluding the impact of foreign currency, other revenues were 12.4% higher in the third quarter of fiscal 2011 than the prior year period. The new program launches have provided ongoing benefit to our other revenues. Franchise commissions and sales of products to our franchisees grew in the aggregate by 32.6%, or 30.3% on a constant currency basis, in the third quarter 2011 versus the prior year period. Our by mail product sales and revenues from our publications also rose, by 26.7% in the aggregate, or 21.5% on a constant currency basis, over the prior year third quarter level. While global licensing revenues in the third quarter of fiscal 2011 were down 1.1% on a constant currency basis versus the prior year period, UK licensing revenues increased. In North America and most other markets, however, licensing revenues decreased driven partially by pricing challenges in a tough economic environment.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Total cost of revenues in the third quarter of fiscal 2011 was $177.3 million, an increase of $25.2 million, or 16.5%, from $152.1 million in the prior year period. Cost of revenues grew at a slower pace than revenues, due to efficiencies we gained from higher average attendance in our meetings and due to WeightWatchers.com’s cost of revenues being largely fixed. Gross profit for the third quarter of fiscal 2011 of $251.2 million increased $72.7 million, or 40.7%, from $178.5 million in the third quarter of fiscal 2010. Gross margin in the third quarter of fiscal 2011 was 58.6%, as compared to 54.0% in the third quarter of 2010, partially as a result of the higher margin WeightWatchers.com business becoming a larger component of our revenue mix. Of this gross margin increase, 50 basis points resulted from a charge included in the third fiscal quarter of fiscal 2010 associated with the previously disclosed settlement of the California litigation.

Marketing

Marketing expenses for the third quarter of fiscal 2011 were $61.5 million, an increase of $22.1 million, or 56.1%, versus the third quarter of fiscal 2010, or 52.7% on a constant currency basis. Included in our 2011 marketing expenses is a first time significant investment in marketing the Weight Watchers Online product to men, a new initiative in fiscal 2011 focused on building awareness and communicating the relevance of the Weight Watchers brand to the male demographic. This initiative, which is a component of our growth strategy for 2012 and beyond, accounted for 13.1% of the increase in marketing expenses in the third quarter of fiscal 2011 versus the prior year period. The remainder of our marketing in the quarter drove enrollment growth in our meetings businesses in North America and the United Kingdom, and subscriber growth in our WeightWatchers.com business. Marketing expenses as a percentage of revenues were 14.4% in the third quarter of fiscal 2011 as compared to 11.9% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $51.4 million for the third quarter of fiscal 2011 versus $48.6 million for the third quarter of fiscal 2010, an increase of $2.7 million, or 5.6%. On a constant currency basis, third quarter of fiscal 2011 selling, general and administrative expenses increased by 2.5% versus the third quarter of fiscal 2010, which included $4.9 million of expenses associated with the previously disclosed settlement of the California litigation. In the third quarter of fiscal 2011, selling, general and administrative expenses increased 14.0% primarily in support of growth initiatives, including technology for the development of our mobile platforms and additions to staff in support of business development. Selling, general and administrative expenses as a percentage of revenues for the third quarter of fiscal 2011 decreased to 12.0% from 14.7% for the third quarter of fiscal 2010.

Operating Income Margin

Our operating income margin in the third quarter of fiscal 2011 increased to 32.3%, up 490 basis points from 27.4% in the third quarter of fiscal 2010. Margin expansion in the quarter was attributable to the favorable impact on gross margin of operating leverage gained from higher attendances per meeting and strong growth in our higher margin WeightWatchers.com business. Marketing expense increased as a percentage of revenue in the third quarter of fiscal 2011 as compared to the prior year period, but was offset by the decline in selling, general and administrative expenses as a percentage of revenues in the third quarter of fiscal 2011 as compared to the prior year period.

Interest Expense and Other

Interest expense was $13.7 million for the third quarter of fiscal 2011, a decrease of $5.4 million, or 28.3%, from $19.0 million in the third quarter of fiscal 2010. Our average debt outstanding decreased in the quarter from $1.4 billion in the third quarter of fiscal 2010 to $1.1 billion in the third quarter of fiscal 2011, including $197.5 million of scheduled repayments since January 2011. In addition, the notional value of our interest rate swaps declined, driving a lower effective interest rate in the quarter, down to 4.43% from 5.06% in the third quarter of fiscal 2010.

We reported $0.3 million of other expense in the third quarter of fiscal 2011 as compared to $0.6 million of other income in the third quarter of fiscal 2010, primarily reflecting the increased impact of foreign currency on intercompany transactions.

Tax

Our effective tax rate was 35.1% for the third quarter of fiscal 2011 as compared to 38.9% for the third quarter of fiscal 2010. In the third quarter of fiscal 2011, we recorded a tax benefit of $3.5 million associated with the closure of our Finland business. Excluding this benefit, our effective tax rate for the third quarter of fiscal 2011 would have been 38.0%. The difference in period-over-period effective tax rates after this adjustment is primarily due to the benefit of reversing certain tax reserves upon the expiration of the applicable statutes of limitations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 1, 2011 COMPARED TO THE NINE MONTHS ENDED OCTOBER 2, 2010

The table below sets forth selected financial information for the first nine months of fiscal 2011 from our consolidated statements of income for the nine months ended October 1, 2011 versus selected financial information for the first nine months of fiscal 2010 from our consolidated statements of income for the nine months ended October 2, 2010:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Nine Months Ended
	October 1, 2011	October 2, 2010	Increase/ (Decrease)	% Change
Revenues, net	$1,417.9	$1,095.3	$322.5	29.4%

Cost of revenues	596.4	493.4	102.9	20.9%

Gross profit	821.5	601.9	219.6	36.5%
Gross Margin %	57.9%	54.9%

Marketing expenses	232.3	170.6	61.8	36.2%

Selling, general & administrative expenses	159.8	137.3	22.5	16.4%

Operating income	429.4	294.0	135.3	46.0%
Operating Income Margin %	30.3%	26.8%

Interest expense	46.8	57.3	(10.5)	(18.3%)
Other (income) expense, net	0.1	1.0	(1.0)	(94.7%)

Income before income taxes	382.5	235.7	146.8	62.3%

Provision for income taxes	141.8	91.7	50.1	54.7%

Net income	240.7	144.0	96.6	67.1%
Net loss attributable to the noncontrolling interest	0.5	1.3	(0.8)	(59.2%)

Net income attributable to the Company	$241.2	$145.3	$95.9	66.0%

Weighted average diluted shares outstanding	74.0	76.5	(2.5)	(3.2%)

Diluted EPS	$3.26	$1.90	$1.36	71.5%

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Net revenues were $1,417.9 million in the first nine months of fiscal 2011, an increase of $322.5 million, or 29.4%, from $1,095.3 million in the first nine months of fiscal 2010. Excluding the impact of foreign currency, which increased our revenues for the first nine months of fiscal 2011 by $35.6 million, revenues grew 26.2% versus the prior year period. Revenue growth in the period was driven by strong momentum beginning at the start of the first nine months of fiscal 2011 from the new program launches at the end of fiscal 2010 in our North American and UK meetings and WeightWatchers.com businesses, and further supported by effective marketing and public relations activities in these markets in the period.

In the first nine months of fiscal 2011, on a consolidated Company basis, global paid weeks grew 39.5%, global attendance grew 13.6% and end of period active Online subscribers grew 63.6% in comparison to the first nine months of fiscal 2010, despite weak performance in our Continental European meetings business. In the first quarter of fiscal 2011, when we launched our marketing campaigns for the new programs in North America and the United Kingdom, strong enrollments and sign-ups of new and former customers drove global paid weeks up 39.7%, global attendance up 20.3% and end of period active Online subscribers up 86.6% versus the comparable prior year period. Growth trends in meeting enrollments and Online sign-ups have moderated somewhat in both the second and third quarters of fiscal 2011 from the historically high levels experienced in the first quarter of fiscal 2011, but remain strong despite lapping the one year anniversary of North America’s successful new marketing strategy launched in the second quarter of fiscal 2010.

Gross Profit and Operating Income

Gross profit for the first nine months of fiscal 2011 of $821.5 million increased $219.6 million, or 36.5%, from $601.9 million in the first nine months of fiscal 2010. Operating income for the first nine months of fiscal 2011 was $429.4 million, an increase of $135.3 million, or 46.0%, from $294.0 million in the first nine months of fiscal 2010. Our gross margin in the first nine months of fiscal 2011 increased by 300 basis points versus the prior year period to 57.9%, driving operating income margin expansion of 340 basis points versus the prior year period to 30.3% in the first nine months of fiscal 2011. Margin expansion was primarily the result of operating leverage gained from higher attendances per meeting and high growth in our higher margin WeightWatchers.com business. In addition, the operating income margin further expanded as a result of a reduction in selling, general and administrative expenses as a percentage of revenues as compared to the prior year period, which more than offset an increase in marketing as a percentage of revenues versus the prior year period. It should be noted that the nine months of fiscal 2010 included $6.5 million of expense, included in both cost of revenues and selling, general and administrative expense, associated with the previously disclosed settlement of the California litigation which lowered our operating income margin in that quarter by 59 basis points.

Net Income and Earnings Per Share

The benefits derived from operating income growth, along with lower interest expense, resulted in net income growth in the first nine months of fiscal 2011 of 66.0% versus the prior year period to $241.2 million, up from $145.3 million in the first nine months of fiscal 2010. Earnings per fully diluted share in the first nine months of fiscal 2011 were $3.26, up $1.36 from $1.90 in the first nine months of fiscal 2010. The 2011 earnings per fully diluted share included a $0.05 tax benefit associated with the closing of our Finland business, while the 2010 earnings per fully diluted share included a $0.05 charge associated with the previously disclosed settlement of the California litigation. In addition, foreign currency provided a $0.07 benefit per fully diluted share in the first nine months of fiscal 2011.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, products sold in meetings, Internet revenues, and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Meeting Fees

Global meeting fees for the first nine months of fiscal 2011 were $771.9 million, an increase of $148.9 million, or 23.9%, from $623.0 million in the prior year period. Excluding the impact of foreign currency, which increased our global meeting fees by $19.6 million, global meeting fees in the first nine months of fiscal 2011 increased 20.7% versus the prior year period as a result of strong enrollment growth. The new program launches in our North American and UK markets in late fiscal 2010, combined with effective marketing and public relations throughout the period, were the key drivers of this growth during the first nine months of 2011. In addition, the number and proportion of our new and existing meeting members purchasing Monthly Pass increased in the first nine months of 2011 versus the corresponding prior year period. Monthly Pass purchasers have a longer tenure, and accordingly, contribute higher lifetime revenue on average than those who pay for attendance on a week-to-week basis.

As a result of the enrollment strength and the increase in Monthly Pass purchasers, global meeting paid weeks rose 21.3% to 81.1 million in the first nine months of fiscal 2011, up from 66.9 million in the prior year period. This growth rate in meeting paid weeks marks a significant improvement from the low growth rates experienced on average throughout fiscal 2010. Global attendance in our meetings business increased by 13.6% to 45.6 million in the first nine months of fiscal 2011, from 40.1 million in the first nine months of fiscal 2010. In our North American and UK markets, the new programs not only attracted new customers to the meetings business, but also increased meeting attendance by our existing members. In the first nine months of 2011, our Continental European market experienced paid weeks and attendance declines versus the first nine months of fiscal 2010, as a result of lapping a new program launch in the prior year period. This market is still in the process of developing effective marketing campaigns.

In NACO, meeting fees for the first nine months of fiscal 2011 were $534.9 million, an increase of $120.2 million, or 29.0%, from $414.8 million for the first nine months of fiscal 2010. Excluding the impact of foreign currency, which increased NACO meeting fees by $2.2 million, NACO meeting fees grew by 28.4% in the first nine months of fiscal 2011 versus the prior year period. Meeting fees grew primarily from the positive impact on enrollments of the highly successful new PointsPlus program, which launched in late fiscal 2010, our effective marketing campaign strategy which has raised the profile and attraction of our offerings to both former members and new customers, and increased purchases of the Monthly Pass commitment plan. As a result of these factors, NACO meeting paid weeks increased 30.2% in the first nine months of fiscal 2011 versus the prior year period to 54.0 million, and attendance grew 22.7% in the first nine months of fiscal 2011 versus the prior year period to 28.8 million.

Our international meeting fees in the first nine months of fiscal 2011 were $237.0 million, an increase of $28.7 million, or 13.8%, from $208.3 million in the prior year period. Excluding the impact of foreign currency, which increased international meeting fees by $17.4 million, international meeting fees grew by 5.4% in the first nine months of fiscal 2011 versus the prior year period. International meeting paid weeks increased 6.7% versus the prior year period to 27.1 million in the first nine months of fiscal 2011, driven primarily by the performance of the UK meetings business. International attendance increased only slightly, by 0.8%, to 16.8 million in the period versus 16.7 million in the first nine months of fiscal 2010, as a result of declines in the Continental European meetings business.

The UK meetings business benefited from the impact of its new ProPoints program, which launched in late fiscal 2010 and drove meeting fee and paid weeks growth in that market. UK meeting fees in the first nine months of fiscal 2011 grew by 32.6%, or 25.8% on a constant currency basis, as compared to the prior year period, with paid weeks up 18.6% and attendance up 13.8% in the first nine months of fiscal 2011.

The growth in the UK meetings business was partially offset by declining meeting fees and paid weeks volume in the period in Continental Europe, which was cycling against a year earlier, less successful program launch, and which has not developed sufficiently effective marketing campaigns. Continental European meeting fees in the first nine months of fiscal 2011 decreased by 5.2%, or 12.0% on a constant currency basis, as compared to the prior year period, with paid weeks declining 11.2% and attendance declining 17.9% in the period.

In-Meeting Product Sales

Global in-meeting product sales for the first nine months of fiscal 2011 were $234.9 million, an increase of $34.5 million, or 17.2%, from $200.4 million in the first nine months of fiscal 2010. Excluding the impact of foreign currency, which increased in-meeting product sales by $6.9 million, global in-meeting product sales rose 13.8% in the nine month period versus the comparable prior year period. On a per attendee basis, global in-meeting product sales increased 3.2% in the first nine months of fiscal 2011 versus the prior year period, but only 0.2% on a constant currency basis. The new program innovation in our North American and UK markets generated growth in sales of higher-priced starter kits and other enrollment products to both new and existing meeting members; however, this growth was partially offset by lower demand for consumable products.

In NACO, in-meeting product sales of $131.5 million in the first nine months of fiscal 2011 increased by $26.6 million, or 25.3%, versus the prior year period, on the strength of higher attendance volumes. NACO’s in-meeting product sales per attendee increased 2.1%, or 1.8% on a constant currency basis, versus the comparable prior year period. International in-meeting product sales were $103.4 million in the first nine months of fiscal 2011, an increase of 8.3%, or 1.6% on a constant currency basis, versus the prior year period. On a per attendee basis, international product sales increased 7.5%, or 0.8% on a constant currency basis, versus the prior year period.

Internet Revenues

Internet revenues, which include subscription revenues from sales of Weight Watchers Online and Weight Watchers eTools as well as Internet advertising revenues, increased significantly, up $123.2 million, or 69.9%, to $299.5 million for the first nine months of fiscal 2011 from $176.4 million for the first nine months of fiscal 2010. Excluding the impact of foreign currency, which increased Internet revenues by $5.6 million, Internet revenues grew by 66.7% in the first nine months of fiscal 2011 versus the prior year period. We entered fiscal 2011 with an active Online subscriber base that was 38.2% higher than at the beginning of fiscal 2010, and ended the first nine months of fiscal 2011 with approximately 1.7 million end of period active Online subscribers, up 63.6% from approximately 1.1 million at the end of the third quarter of fiscal 2010. Online paid weeks increased 70.6% in the first nine months of 2011 versus the prior year period. This increase in Online subscribers and paid weeks was driven primarily by continued strong marketing campaigns starting in the second quarter of 2010 in the United States and the United Kingdom, markets which also benefited from the new program launches at the end of fiscal 2010. In addition, sign-ups grew in Continental Europe, reflecting the effectiveness of our marketing efforts in online channels in these markets.

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $111.6 million for the first nine months of fiscal 2011, an increase of $16.0 million, or 16.7%, from $95.6 million for the first nine months of fiscal 2010. Excluding the impact of foreign currency, other revenues were 13.1% higher in the first nine months of fiscal 2011 than the prior year period. The new program in our North American and UK markets also benefited our other revenues. Franchise commissions and sales of products to our franchisees grew in the aggregate by 35.0%, or 32.9% on a constant currency basis, in the first nine months of 2011 versus the prior year period, accounting for $5.3 million of the total increase in other revenues on a constant currency basis for the first nine months of 2011 versus the prior year period. Our by mail product sales and revenues from our publications also rose in the aggregate by 25.6%, or 21.7% on a constant currency basis, over the prior year first nine months level. Global licensing revenues in the first nine months of fiscal 2011, however, were up only slightly, by 2.2%, and were down 1.9% on a constant currency basis, versus the prior year period. UK licensing revenues increased in the first nine months of 2011 versus the prior year period; however, both North America and Continental Europe experienced weak performance, primarily as a result of pricing challenges in a tough economic environment.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Total cost of revenues in the first nine months of fiscal 2011 was $596.4 million, an increase of $102.9 million, or 20.9%, from $493.4 million in the prior year period. Cost of revenues grew at a slower rate than net revenues, which increased 29.4% in the first nine months of 2011 versus the prior year period. We gained operating efficiency versus the prior year period because of the increase in average attendance per meeting and despite higher expenses related to ensuring a successful launch of the new program innovation in our North American and UK markets. Gross profit for the first nine months of fiscal 2011 of $821.5 million increased $219.6 million, or 36.5%, from $601.9 million in the first nine months of fiscal 2010, and gross margin expanded to 57.9%, an increase of 300 basis points as compared to 54.9% in the first nine months of fiscal 2010. While operating leverage in the meetings business was a contributor, the increase in gross margin was largely the result of the higher margin WeightWatchers.com business, where cost of revenues is largely fixed, becoming a larger component of our revenue mix.

Marketing

Marketing expenses for the first nine months of fiscal 2011 were $232.3 million, an increase of $61.8 million, or 36.2%, versus the first nine months of fiscal 2010, or 33.5% on a constant currency basis. Included in our first nine months of fiscal 2011 marketing expense was a first time significant investment in marketing the Weight Watchers Online product to men, a new initiative in fiscal 2011 focused on building awareness and communicating the relevance of the Weight Watchers brand to the male demographic. This initiative, which is a component of our growth strategy for 2012 and beyond, accounted for 7.8% of the increase in marketing expenses in the first nine months of fiscal 2011 versus the comparable prior year period. In addition, we increased our marketing investment in the period to support our new program launches and to strengthen recruitment growth during our spring and fall marketing campaigns as well. This strategy proved to be efficient and successful in driving recruitment of both new and rejoining meeting members and Online subscribers. We opportunistically added marketing in the period to leverage positive public relations, such as our ranking as the number one weight-loss diet by U.S. News & World Report magazine. Notwithstanding all of these strategies and initiatives, our marketing cost per customer acquisition declined by 4.0% in the first nine months of fiscal 2011 versus the prior year period. Our marketing expenses as a percentage of revenues were 16.4% in the first nine months of fiscal 2011 as compared to 15.6% in the prior year period, as the revenues from more recent customer acquisitions will accrue over future periods.

Selling, General and Administrative

Selling, general and administrative expenses were $159.8 million for the first nine months of fiscal 2011 versus $137.3 million for the first nine months of fiscal 2010, an increase of $22.5 million, or 16.4%. On a constant currency basis, selling, general and administrative expenses for the first nine months of fiscal 2011 increased by 13.0% versus the first nine months of fiscal 2010. The largest component of the increase was salary related, reflecting higher bonus expense associated with our strong business performance. In addition, the first nine months of fiscal 2011 included expense related to growth initiatives including new business development and technology for the development of our mobile platforms. Selling, general and administrative expenses as a percentage of revenues for the first nine months of fiscal 2011 decreased by 130 basis points to 11.3% from 12.5% for the first nine months of fiscal 2010. It should be noted that the first nine months of fiscal 2010 included $4.9 million of selling, general and administrative expense associated with the previously disclosed settlement of the California litigation, which accounted for 45 basis points of the 130 basis point decrease in selling, general and administrative expenses as a percentage of revenues when comparing the first nine months of fiscal 2011 to the prior year period.

Operating Income Margin

Our operating income margin in the first nine months of fiscal 2011 increased to 30.3%, up 350 basis points from 26.8% in the first nine months of fiscal 2010. Our operating income margin in the first nine months of 2010 was decreased by 59 basis points as a result of the $6.5 million charge, included in both cost of revenues and selling, general and administrative expense, associated with the previously disclosed settlement of the California litigation. Margin expansion in the first nine months of fiscal 2011 was attributable to the favorable impact on gross margin of operating leverage gained from higher attendances per meeting and strong growth in our higher margin WeightWatchers.com business, where cost of revenues are largely fixed. Marketing expense increased as a percentage of revenues in the first nine months of fiscal 2011 as compared to the prior year period, but was offset by the decline in selling, general and administrative expenses as a percentage of revenues in the first nine months of fiscal 2011 as compared to the prior year period.

Interest Expense and Other

Interest expense was $46.8 million for the first nine months of fiscal 2011, a decrease of $10.5 million, or 18.3%, from $57.3 million in the first nine months of fiscal 2010. Our average debt outstanding decreased for the first nine months of fiscal 2011 to $1.2 billion as compared to $1.4 billion in the first nine months of fiscal 2010, including $197.5 million of scheduled repayments since January 2011. In addition, the notional value of our interest rate swaps declined, driving a lower effective interest rate, to 4.66% in the first nine months of fiscal 2011 versus 5.01% in the first nine months of fiscal 2010.

We reported $0.1 million of other expense in the first nine months of fiscal 2011 as compared to $1.0 million of other expense in the first nine months of fiscal 2010, primarily reflecting the impact of foreign currency on intercompany transactions.

Tax

Our effective tax rate was 37.1% for the first nine months of fiscal 2011 as compared to 38.9% for the first nine months of fiscal 2010. For the first nine months of fiscal 2011, we recorded a tax benefit associated with the closure of our Finland business. Excluding this benefit, our effective tax rate for the first nine months of fiscal 2011 would have been 38.0%. The difference in period-over-period effective tax rates after this adjustment is primarily due to the benefit of reversing certain tax reserves upon the expiration of the applicable statutes of limitations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash — Fiscal 2011

Cash and cash equivalents were $61.4 million at the end of the third quarter of fiscal 2011, an increase of $20.9 million from the end of fiscal 2010. Cash flows provided by operating activities for the first nine months of fiscal 2011 were $374.9 million, an increase of $140.0 million, or 59.6%, over the $234.9 million generated in the first nine months of fiscal 2010. The increase of $140.0 million in cash flows provided by operating activities was primarily the result of improvements in our business in the first nine months of fiscal 2011 versus the comparable prior year period. These business improvements included a $95.9 million increase in net income, and $16.5 million of higher deferred income resulting from significant increases in Online subscribers and Monthly Pass members. In addition, in the first nine months of fiscal 2010, there was a $29.1 million payment made which reduced cash flows provided by operating activities in that period. The payment reduced a previously recorded UK value added tax, or VAT, accrual which covered prior periods, and which was made in connection with our previously disclosed adverse UK VAT ruling.

The $374.9 million of cash flows provided by operating activities for the first nine months of fiscal 2011 exceeded net income attributable to the Company by $133.7 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital, as described below (see “— Balance Sheet Working Capital”), and from non-cash expenses and differences between book and cash taxes.

Net cash used for investing and financing activities combined totaled $354.9 million in the first nine months of fiscal 2011. Net cash used for investing activities was $31.0 million in the first nine months of fiscal 2011, consisting primarily of capital expenditures and capitalized software expenditures. Net cash used for financing activities totaled $323.9 million in the period and consisted primarily of long-term debt payments of $298.3 million, stock repurchases of $34.9 million and dividend payments of $38.7 million. These uses were partially offset by $41.4 million of proceeds from stock options exercised in the first nine months of fiscal 2011.

Sources and Uses of Cash — Fiscal 2010

For the nine months ended October 2, 2010, cash and cash equivalents were $72.9 million, an increase of $26.8 million from the end of fiscal 2009. Cash flows provided by operating activities for the nine months ended October 2, 2010 were $234.9 million, exceeding the nine month period’s $145.3 million net income attributable to the Company by $89.6 million. Cash flows provided by operating activities included a cash payment of $29.1 million for prior period charges associated with the previously disclosed June 2008 adverse UK tax ruling we received regarding the imposition of UK VAT on our UK meeting fee revenue.

The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital and as a result of differences between book and cash taxes. Net cash used for investing and financing activities combined totaled $206.1 million. Net cash used for investing activities of $15.9 million consisted primarily of capital expenditures. Net cash used for financing activities totaled $190.2 million and consisted primarily of stock repurchases of $76.9 million and dividend payments of $40.4 million, as well as long-term debt payments of $64.1 million and financing costs of $11.4 million in connection with our debt extension.

Balance Sheet Working Capital

On our balance sheet at October 1, 2011, the working capital deficit was $292.3 million, including $61.4 million of cash and cash equivalents and $92.3 million of current portion of long-term debt. At January 1, 2011, our working capital deficit was $348.7 million which included $40.5 million of cash and cash equivalents and $197.5 million of current portion of long-term debt. After making scheduled debt repayments of $197.5 million during the first nine months of fiscal 2011, and because of a refinancing that we undertook in 2010 which changed our debt repayment requirements, the current portion of our long-term debt was significantly reduced by $105.2 million to $92.3 million as described below (see “—Long-Term Debt”). Excluding the changes in cash and cash equivalents and current portion of long-term debt from both periods, the working capital deficit at October 1, 2011 was $261.4 million, an increase of $69.7 million as compared to $191.7 million at January 1, 2011.

The majority of this $69.7 million increase in adjusted working capital deficit (which excludes from working capital the changes in cash and cash equivalents and in the current portion of long-term debt) in the first nine months of 2011 versus the January 1, 2011 level was attributable to growth in our business. Deferred revenue increased by $29.5 million, as we have grown our Online subscriber and Monthly Pass member bases. Payables and accruals were $36.1 million higher, primarily related to compensation, a combination of timing of payments and the impact of better than expected business performance. The remaining $4.1 million of the increase in the adjusted working capital deficit primarily resulted from a decline in prepaid taxes.

Long-Term Debt

Our credit facilities consist of a term loan facility and a revolving credit facility, or collectively, the WWI Credit Facility. During the second quarter of fiscal 2011, the composition of the WWI Credit Facility changed as a result of us paying off amounts outstanding under certain tranches of the WWI

Credit Facility that matured on June 30, 2011. Immediately prior to the change, the term loan facility consisted of two tranche A loans, or Term A Loan and Additional Term A Loan, a tranche B loan, or Term B Loan, a tranche C loan, or Term C Loan, and a tranche D loan, or Term D Loan, and the revolving credit facility, or the Revolver, consisted of two tranches, Revolver I and Revolver II. Immediately prior to the change, the total of the outstanding and available credit under the Revolver was up to $500.0 million, of which the Revolver I was $167.4 million and the Revolver II was $332.6 million.

On June 30, 2011, each of the Term A Loan and Revolver I matured and was paid in full satisfaction of obligations thereunder ($29.1 million and $12.1 million, respectively). Following the maturity and payment in full of obligations under the Term A Loan, the term loan facility consisted of the Additional Term A Loan, the Term B Loan, the Term C Loan and the Term D Loan. Following the maturity and payment in full of obligations under Revolver I, the Revolver consisted solely of Revolver II, with a total of $332.6 million of outstanding and available credit.

At October 1, 2011, we had $1,066.8 million outstanding under the WWI Credit Facility, a combination of term loans and amounts outstanding under the Revolver II. Revolver II had $15.0 million outstanding and $316.6 million available.

At October 1, 2011 and January 1, 2011, our debt consisted entirely of variable-rate instruments. Interest rate swaps are entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 2.2% per annum at both October 1, 2011 and January 1, 2011.

The following schedule sets forth our long-term debt obligations (and interest rates, exclusive of the impact of swaps) at October 1, 2011:

Long-Term Debt

At October 1, 2011

(Balances in millions)

	Balance	Alternative Base Rate or LIBOR	Applicable Margin	Interest Rate
Revolver II due 2014	$15.0	0.25%	2.50%	2.75%
Additional Term A Loan due 2013	148.7	0.38%	1.00%	1.38%
Term B Loan due 2014	238.1	0.38%	1.25%	1.63%
Term C Loan due 2015	426.1	0.38%	2.25%	2.63%
Term D Loan due 2016	238.9	0.38%	2.25%	2.63%

Total Debt	1,066.8
Less Current Portion	92.3

Total Long-Term Debt	$974.5

The WWI Credit Facility provides that term loans and the Revolver bear interest, at our option, at LIBOR plus an applicable margin per annum or the alternative base rate (as defined in the WWI Credit Facility agreement) plus an applicable margin per annum. At October 1, 2011, the Additional Term A Loan bore interest at a rate equal to LIBOR plus 1.00% per annum; the Term B Loan bore interest at a rate equal to LIBOR plus 1.25% per annum; the Term C Loan and Term D Loan bore interest at a rate equal to LIBOR plus 2.25% per annum; and the Revolver II bore interest at a rate equal to LIBOR plus 2.50% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, at October 1, 2011, we were required to pay a commitment fee to the lenders under the Revolver II with respect to the unused commitments at a rate equal to 0.50% per annum.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. At October 1, 2011, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets collateralize the WWI Credit Facility.

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

The following schedule sets forth our year-by-year debt obligations at October 1, 2011:

Total Debt Obligation

(Including Current Portion)

At October 1, 2011

(in millions)

Remainder of fiscal 2011	$0
Fiscal 2012	124.9
Fiscal 2013	86.0
Fiscal 2014	272.6
Fiscal 2015	354.6
Thereafter	228.7

Total	$1,066.8

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

Dividends and Stock Transactions

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

On October 9, 2003, our Board of Directors authorized and we announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized and we announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o. and its parents and subsidiaries under the program. The repurchase program currently has no expiration date. During the nine months ended October 1, 2011, the Company repurchased in its first quarter 0.8 million shares of its common stock in the open market for a total cost of $31.6 million and in its second and third quarters no shares of its common stock. During the nine months ended October 2, 2010, the Company repurchased in its first quarter no shares of its common stock, in its second quarter 1.1 million shares of its common stock, and in its third quarter 1.7 million shares of its common stock in the open market for a total cost of $79.7 million.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the WWI Credit Facility agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $150.0 million in the aggregate in any fiscal year if net debt to EBITDA (as defined in the WWI Credit Facility agreement) is equal to or greater than 3.75:1 and an investment grade rating date (as defined in the WWI Credit Facility agreement) has not occurred. We currently do not expect this restriction to impair our ability to pay dividends or make stock repurchases, but it could do so in the future.

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

Based on the amount of our variable rate debt and interest swap agreements as of October 1, 2011, a hypothetical 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $1.3 million.

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

In September 2007, we appealed to the UK First Tier Tribunal (Tax Chamber) (formerly known as the UK VAT and Duties Tribunal), or the First Tier Tribunal, HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us. In February 2010, the First Tier Tribunal issued a ruling that our UK leaders should have been classified as employees for UK tax purposes and, as such, we should have withheld tax from our leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for us. We appealed the First Tier Tribunal’s adverse ruling to the UK Upper Tribunal (Tax and Chancery Chamber), or the Upper Tribunal, and in October 2011, the Upper Tribunal issued a ruling dismissing our appeal. We are considering all of our options in light of the Upper Tribunal’s ruling dismissing our appeal.

In light of the First Tier Tribunal’s adverse ruling and in accordance with accounting guidance for contingencies, we recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. On a quarterly basis, beginning in the first quarter of fiscal 2010 and through the second quarter of fiscal 2011, we recorded a reserve for UK withholding taxes with respect to our UK leaders consistent with this ruling. The reserve at the end of the second quarter of fiscal 2011 equaled approximately $43.8 million in the aggregate based on the exchange rates at the end of the third quarter of fiscal 2011. As of the beginning of the third quarter of fiscal 2011, we employ our UK leaders and therefore have ceased recording any further reserves.

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

XBRL Taxonomy Extension Definition Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: November 10, 2011	By:	/s/ David P. Kirchhoff
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2011	By:	/s/ Ann M. Sardini
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
EX-101.INS EX-101.SCH EX-101.CAL EX-101.DEF EX-101.LAB EX-101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase