Form 10-K
period 2011-12-31
WEIGHT WATCHERS INTERNATIONAL INC
filed 2012-02-28
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

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

Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of July 1, 2011 (based upon the average bid and asked price of $76.85 per share of common stock as of July 1, 2011, the last business day of the registrant’s second fiscal quarter of 2011, as quoted on the New York Stock Exchange) was $2,701,865,018. For purposes of this computation, it is assumed that shares of common stock held by our directors, executive officers and our controlling shareholders would be deemed stock held by affiliates.

The number of shares outstanding of common stock as of January 31, 2012 was 73,603,322.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 annual meeting of shareholders scheduled to be held on May 8, 2012 are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended December 31, 2011.

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

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Annual Report on Form 10-K:

•	“fiscal 2001” refers to our fiscal year ended December 29, 2001;

•	“fiscal 2003” refers to our fiscal year ended January 3, 2004;

•	“fiscal 2004” refers to our fiscal year ended January 1, 2005;

•	“fiscal 2005” refers to our fiscal year ended December 31, 2005;

•	“fiscal 2006” refers to our fiscal year ended December 30, 2006;

•	“fiscal 2007” refers to our fiscal year ended December 29, 2007;

•	“fiscal 2008” refers to our fiscal year ended January 3, 2009;

•	“fiscal 2009” refers to our fiscal year ended January 2, 2010;

•	“fiscal 2010” refers to our fiscal year ended January 1, 2011; and

•	“fiscal 2011” refers to our fiscal year ended December 31, 2011.

The following terms used in this Annual Report on Form 10-K are our trademarks: Weight Watchers®, POINTS®, PointsPlus® and ProPoints®.

ii

PART I

Item 1.	Business

Overview

We are a leading, global-branded consumer company and the world’s leading provider of weight management services, operating globally through a network of Company-owned and franchise operations. With almost five decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. In 2011, consumers spent almost $5 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, products sold at meetings, Internet subscription products sold by WeightWatchers.com, licensed products sold in retail channels and magazine subscriptions and other publications.

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

In the almost 50 years since our founding, we have built our meetings business by helping millions of people around the world lose weight through sensible and sustainable food plans, exercise, behavior modification and group support. Each week, approximately 1.3 million members attend over 45,000 Weight Watchers meetings around the world, which are run by more than 12,000 leaders—each of whom has lost weight on our program. We are constantly improving our scientifically-based weight management approaches, and we are one of only a few commercial weight management programs whose efficacy has been clinically proven. Our strong brand, together with the effectiveness of our plans, loyal customer base and unparalleled network and infrastructure, enable us to attract new and returning members efficiently. Our customer acquisition costs are relatively low due to both word of mouth referrals and our efficient mass marketing programs.

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

The Global Weight Management Market

We participate in the global weight management market. According to Marketdata Enterprises, the weight management industry had revenue of approximately $61 billion in 2010 in the United States alone. The number of overweight and obese people has steadily increased around the world over the past 20 years and is estimated to reach approximately 3.0 billion by 2015, primarily driven by changing eating patterns and increasingly sedentary lifestyles. Between 2007 and 2008, 68% of Americans over the age of 19 were considered overweight and almost half of these were obese. Numerous diseases, including heart disease, high blood pressure and Type II diabetes, are associated with being overweight or obese. We believe the growing population of overweight people who are motivated by both an increasing awareness of the health benefits of weight loss and the desire to improve their appearance is fueling the growth in demand for weight management programs. We believe this growth and awareness is also a result of an increasing willingness of employers and governments to promote and subsidize the cost of weight management programs.

Our Services and Products

Our Weight Management Plans

In each of our markets, we offer services and products that are built upon our weight management plans which are comprised of a range of nutritional, exercise and behavioral tools and approaches. PointsPlus and ProPoints, our current weight management plans, are innovative systems with similar methodologies, developed from a combination of the latest nutritional scientific research and insights of customers who experienced prior Weight Watchers plans. For example, the PointsPlus system is similar to our patented POINTS Weight Loss System as it specifies a simple value for each food. The PointsPlus value of a food, however, is determined by a unique and proprietary formula based on the food’s protein, carbohydrates, fat and dietary fiber content. The formula takes into account how these nutrients are processed by the body as well as their impact on satiety. Subject to certain nutritional guidelines, consumers following the PointsPlus program can eat any food as long as the PointsPlus value of their total food consumption stays within their personalized PointsPlus “budget”. Since nutritious foods generally have low PointsPlus values, this approach guides consumers toward healthier eating habits. Under the PointsPlus program, consumers are taught different techniques shown to help them in their weight loss efforts, such as being encouraged to choose specified “Power Foods” as part of their daily “PointsPlus Target” to, among other things, maximize eating satisfaction in relation to other similar foods. “Power Foods” are foods that are shown to be healthier and more satisfying food choices based on unique and proprietary formulas assigned to categories of similar foods. At the end of 2009 and during 2010, the ProPoints program was launched in Continental Europe. At the end of 2010, we launched the PointsPlus program in the United States and Canada, and the ProPoints program in the United Kingdom and Australia. At the end of fiscal 2011, we introduced updated versions of the PointsPlus program in the United States and Canada and the ProPoints program in the United Kingdom, Continental Europe and Australia.

Our Clinical Efficacy

Our program is one of the most clinically-studied commercial weight management programs, with almost 70 published trials in the last 15 years. Most recently, in fiscal 2011, The Lancet medical journal published a global, one-year study led by investigators from the Medical Research Council of the University of Cambridge indicating that, after twelve months, overweight and obese adults referred by their doctors to our program lost more than twice as much weight as compared to those who participated in a standard care program led by a primary care provider. Also in fiscal 2011, the British Medical Journal released a study further emphasizing the effectiveness of our weight management program.

Our Meetings

We present our program in a series of weekly meetings of approximately one hour in duration. Meetings are conveniently scheduled throughout the day. Typically, we hold meetings in either meeting rooms in well-located civic or other community centers or space leased in retail centers.

Our group support system remains the cornerstone of our meetings. Members provide each other support by sharing their experiences with, and by providing encouragement and empathy to, other people experiencing similar weight management challenges. This group support provides the reassurance that no one must overcome their weight management challenge alone. Group support assists members in dealing with issues such as emotional eating and finding time to exercise. We facilitate this support through interactive meetings that encourage learning through group activities and discussions.

In our meetings, our leaders present our program in a manner that combines group support and education with a structured approach to food, activity and lifestyle modification developed by credentialed weight management experts. Our more than 12,000 leaders run our meetings and educate members on the Weight Watchers method of successful and sustained weight management. Our leaders also provide inspiration and motivation for our members and are examples of our program’s effectiveness because they have lost weight and maintained their weight loss on our program. Leaders are usually paid on a commission basis.

Meetings typically begin with registration and a confidential weigh-in to track each member’s progress. Leaders and receptionists are trained to engage the members at the weigh-in to talk about their weight management efforts during the previous week and to provide encouragement and advice. Part of the meeting is educational, where the leader uses personal anecdotes, games or open questions to demonstrate some of our core weight management strategies, such as self-belief and self-discipline. For the remainder of the meeting, the leader focuses on a variety of topics pre-selected by us, such as seasonal weight management topics, achievements people have made in the prior week and celebrating and applauding individual successes. Discussions can range from dealing with a holiday office party to shopping for healthy foods. The leader encourages substantial participation and discusses supporting products and materials as appropriate. At the end of the meeting, new members are given special introductory instruction in our current weight management plans.

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

Our traditional payment structure in our meetings business had been a “pay-as-you-go” arrangement. A new member pays an initial registration fee and then a weekly fee for each meeting attended, although free registration is offered as a promotion during certain times of the year. We also offer prepayment plans consisting of pre-paid meeting vouchers and coupons in some countries.

In fiscal 2006, we introduced the Monthly Pass commitment plan in NACO. We subsequently introduced Monthly Pass in eight additional markets, including the United Kingdom, Germany and Australia. Monthly Pass is generally offered at an approximate 20% to 25% discount to the typical “pay-as-you-go” weekly fee depending on the country. Under the terms of Monthly Pass, a fee is charged automatically to the member’s credit or debit card on a monthly basis until the member elects to cancel. Monthly Pass is available for purchase throughout the year. As part of Monthly Pass, members receive unlimited access to meetings at this discounted monthly price plus free access to Weight Watchers eTools, the Internet weight management companion for Weight Watchers meetings members. The Company’s payment structure has shifted significantly in recent years toward Monthly Pass. In fiscal 2011, on an aggregate basis across the markets where we offer Monthly Pass, nearly three quarters of our member attendances, and well over three quarters of our meeting paid weeks, were attributable to Monthly Pass.

As of the end of fiscal 2011, less than 17% of our total worldwide attendance was represented by franchised operations. We estimate that, in fiscal 2011, these franchised operations attracted attendance of approximately 11 million people. Franchisees typically pay us a fee equal to 10% of their meeting fee revenues. We have enjoyed a mutually beneficial relationship with our franchisees over many years. In our early years, we used an aggressive franchising strategy to quickly establish a meeting infrastructure to pre-empt competition. Since then, we have acquired a large number of franchises and expect to continue to do so opportunistically.

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

We sell our products primarily through our meeting operations and to our franchisees. We have grown our product sales per attendee in our meeting operations by updating our selection of products. In fiscal 2011, sales of our proprietary products in our meeting operations represented approximately 15% of our revenues. We intend to continue to optimize our product offerings by updating existing products, selectively introducing new products and sharing best practices across geographies.

Revenues from WWI, including revenues from meetings and product sales, contributed 77.8% of our total revenues in fiscal 2011, 83.4% of our total revenues in fiscal 2010 and 85.9% of our total revenues in fiscal 2009.

Our WeightWatchers.com Offerings

Through WeightWatchers.com, we are well positioned to benefit from the large self-help weight management market as well as several trends taking place in the global Internet marketplace, including an increased willingness of consumers to access and pay for web content, the proliferation of broadband access and the growth of e-Commerce and Internet advertising. According to the U.S. Census Bureau, U.S. retail eCommerce sales as a percent of total U.S. retail sales more than doubled between the third quarter of 2004 and the third quarter of 2011. We offer two Internet subscription products—Weight Watchers Online and Weight Watchers eTools. We have offered these products in the United States since 2001 and subsequently have launched them in ten other countries, including the United Kingdom, France, Germany and Australia. While these products have similar functionality across markets, each is tailored specifically to the local market.

Revenues from WeightWatchers.com contributed 22.2% of our total revenues in fiscal 2011, 16.6% of our total revenues in fiscal 2010 and 14.1% of our total revenues in fiscal 2009.

Subscription Products

Weight Watchers Online is a product based on the Weight Watchers approach to weight management and is designed to attract self-help-inclined consumers. Weight Watchers Online helps consumers adopt a healthier lifestyle, with a view toward long-term behavior modification—a key aspect of the Weight Watchers approach toward sustainable weight loss. Weight Watchers Online allows consumers to learn how to make healthier food choices and lead a more active lifestyle by providing them with online content, functionality, resources and interactive web-based weight management plans. As of the end of fiscal 2011, WeightWatchers.com had over 1.5 million active Weight Watchers Online subscribers.

Weight Watchers eTools is an Internet weight management product available to consumers who are Weight Watchers meetings members. Weight Watchers eTools allows users to interactively manage the day-to-day aspects of their weight management plans online, discover different food options, stay informed and motivated, and keep track of their weight management efforts.

As Weight Watchers Online and Weight Watchers eTools reflect different value propositions, the subscription products are priced differently. Both subscription products currently offer an initial pre-paid subscription term of one or three months, continuing thereafter on a pre-paid month-to-month basis until canceled. In the United States, Weight Watchers Online costs $65.00 for the initial 3-month term or $48.90 for the initial one-month term. The ongoing monthly fee for Weight Watchers Online is $18.95. In the United States, Weight Watchers eTools costs $34.95 for the initial 3-month term or $14.95 for the initial one-month term. The ongoing monthly fee for Weight Watchers eTools is $14.95. In addition, Weight Watchers eTools is included for free in purchases by consumers of Monthly Pass.

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

Mobile Solutions and Other Market Opportunities

We believe that mobile weight management tools and resources are an important market opportunity for us. Our mobile phone applications, the iPhone® application, which launched in fiscal 2009, and the Android™ application, which launched in fiscal 2011, provide subscribers with access to a suite of weight-loss tools as well as helpful content. In fiscal 2010, we launched our iPad® application which provides subscribers with access to a robust set of recipe tools. In addition, in fiscal 2011, we launched our iPhone® and iPad® applications in the United Kingdom, Australia and Canada, and in the United States we launched an iPhone® and Android™ barcode scanning application, which scans the barcodes of food products and provides accurate PointsPlus values. We continue to explore opportunities to enhance the mobility of our programs and products.

In addition, we believe men represent an important market opportunity for us and have a version of our Internet subscription products customized for men. Based on our internal research, we believe many men trust the Weight Watchers brand as a source of sensible weight management advice. We believe web-based offerings, combined with appropriate content and imagery, are well suited for men. We believe we can also continue to expand our Internet revenues from sources other than our Internet subscription products, including third-party advertising on our website.

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

Select current licensees and endorsees include:

LICENSEES AND ENDORSEES	PRODUCTS/CATEGORIES
United States
Applebee’s	Select Applebee’s Menu Items
Bimbo Bakeries	Fresh Bread
Boca	Frozen Meat Alternatives
Conair	Scales
Dawn Foods	Sweet Baked Goods
General Mills	Green Giant Frozen Vegetables and Progresso Light Soups
Greencore	Chilled Meals
Kraft Foods	Certain JELL-O Gelatin Products
Morrison’s	Hospital Cafeteria Menu
Schreiber Foods	Cheese
Wells Dairy	Ice Cream Novelties

United Kingdom
Finsbury Food Group	Cakes
Greencore Prepared	Ready to Eat Meals
Salads 2 Go	Fresh Salad Kits
Vimto	Fruit Drinks
Walkers	Biscuits and Cookies
Warburtons	Bread
Yoplait	Yogurt

Continental Europe
Bischoffszell/Gastina	Chilled Meals and Chips
Campofrio Group	Meats
COOP	COOP “Healthy for You” Range
Kuhlmann	Salads and Sauces
Marie Frais	Chilled Meals, Salads and Quiches
Yoplait	Yogurt

Australia and New Zealand
Conair	Scales
Fonterra	Yogurt, Desserts and Cheese
Tasti	Breakfast Cereal and Cereal and Nut Bars

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

Weight Watchers Magazine

Weight Watchers magazines are published in most of our major markets. In the United States, Weight Watchers Magazine is an important branded marketing platform that continues to show strong circulation and advertiser acceptance. As of fall 2011, our US magazine had a readership of 10.9 million, according to MediaMark Research, Inc., an industry tracking service. In addition to generating revenues from subscription sales and third-party advertising, Weight Watchers Magazine also reinforces the value of our brand and serves as a powerful tool for marketing to both existing and potential customers.

Marketing and Promotion

Word of Mouth

The word of mouth generated by our current and former customers is an important source of new customers. Over our almost 50-year operating history, we have created a powerful referral network of loyal customers. These referrals, combined with our strong brand and the effectiveness of our plans, enable us to efficiently attract new and returning customers.

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

Direct Mail and Email

Direct mail and email is a critical element of our marketing because it targets potential returning customers. We maintain databases of current and former customers in each country in which we operate, which we use to focus our direct mailings and email. During fiscal 2011, NACO sent over 32 million pieces of direct mail. Most of these mailings are timed to coincide with the start of our marketing campaigns and are intended to encourage former meetings members to re-enroll. In addition, WeightWatchers.com continues to invest in developing and refining its email targeting capabilities. Its email promotional programs are an important customer acquisition vehicle for both our Internet and meetings businesses.

WeightWatchers.com Website

The WeightWatchers.com website is an important global promotional channel for our brand, services and products. The website is a vehicle for communicating our services and products in greater detail than could be achieved in more traditional advertising vehicles. In addition to being a gateway for our Internet subscription products, the website contributes value to our meetings business by promoting our brand, advertising Weight Watchers meetings and keeping members involved with Weight Watchers outside of meetings through useful offerings, such as a meeting locator, low calorie recipes, weight management articles, success stories and social media functionality. In fiscal 2011, our Meeting Finder feature generated on average over 1.6 million meeting searches per month globally. The Meeting Finder makes it easier than ever for our existing and potential members to find a convenient meeting place and time. The WeightWatchers.com website attracts, on average, over 12.0 million unique visitors per month in the United States alone.

At-Work Meetings and Healthcare

As healthcare costs continue to be a significant concern on the minds of employers and their employees, we believe that our broad range of services and products uniquely positions us to serve the corporate market and help companies reduce their healthcare costs and improve the overall well-being of their employees. Our strategy is focused on leveraging our organizational capability to serve many types of companies of every size by offering convenient and flexible weight-loss solutions that include meetings at the workplace, local community meetings and access to Weight Watchers Online. In addition, we believe our information technology platform can be leveraged to meet the needs of these companies and their employees. As a result of our strategy, we now have the capability to sell, market, and service companies at the local level, the mid-market level, and the national level of the corporate market.

We believe the healthcare market, from the doctor’s office to national and other health plan providers, represents an important channel to reach new consumers. We continue to explore different approaches to this market.

Public Relations

We carry out many of our key public relations initiatives through the efforts of current and former Weight Watchers leaders, members and subscribers. These leaders, members and subscribers engage in local promotions, information presentations and charity events to promote Weight Watchers and demonstrate the program’s efficacy. In addition, some become media-trained ambassadors and represent us in various local public relations activities. We currently have over 550 media-trained ambassadors as part of our grass roots network.

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

Seasonality

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our operating income for the first half of the year is generally the strongest. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in fiscal 2009, Easter fell on April 12, which meant that our spring marketing campaign began in the second quarter of fiscal 2009 as opposed to beginning in the first quarter as it did in fiscal 2008. The introduction of Monthly Pass in the meetings business has resulted in less seasonality with regard to our meeting fee revenues because its revenues are amortized over the related subscription period. While WeightWatchers.com experiences seasonality similar to the meetings business in terms of new subscriber sign-ups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

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

Competition among commercial weight management programs is largely based on program recognition and reputation and the effectiveness, safety and price of the program. In the United States, we compete with several other companies in the commercial weight management industry, although we believe that the businesses are not comparable to us. For example, many of these competitors’ businesses are based on the sale of pre-packaged meals and meal replacements. Our meetings use group support, education and behavior modification to help our members change their eating habits, in conjunction with flexible food plans that allow members the freedom to choose what they eat. There are no significant group education-based competitors in any of our major markets, except in the United Kingdom. Even there, we believe we possess the largest share of the market.

We believe that food manufacturers that produce meal replacement products are not comparable competition because these businesses’ meal replacement products do not engender behavior modification through education in conjunction with a flexible, healthy food plan.

We also compete with various self-help diets, products and publications, such as low-carbohydrate diets which gained popularity and media exposure beginning in 2003.

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

Artal Ownership

In September 1999, Artal Luxembourg, S.A., or Artal Luxembourg, acquired us from Heinz. Artal Luxembourg is an indirect subsidiary of Artal Group, S.A., which together with its parents and its subsidiaries is referred to in this Annual Report on Form 10-K as Artal. Subsequent to Artal’s acquisition of us, Artal Luxembourg transferred ownership of its shares in us to Artal Participations and Management S.A. and Artal Holdings Sp. z o.o., Succursale de Luxembourg, or Artal Holdings, each also members of Artal. Currently, Artal Holdings is the record holder of all our shares owned by Artal. Artal Luxembourg holds an irrevocable proxy with respect to a portion of these shares.

WeightWatchers.com Acquisition

In July 2005, we acquired control of our licensee and affiliate, WeightWatchers.com, by increasing our ownership interest from approximately 20% to approximately 53%. Subsequently, in December 2005, WeightWatchers.com redeemed all shares owned by Artal in it, resulting in our current ownership of 100% of WeightWatchers.com.

2007 Tender Offer and Share Repurchase

On December 18, 2006, we commenced a tender offer in which we sought to acquire up to 8.3 million shares of our common stock at a price between $47.00 and $54.00 per share, a transaction that we refer to in this Annual Report on Form 10-K as the 2007 Tender Offer. Prior to the 2007 Tender Offer, we entered into an agreement with Artal Holdings whereby Artal Holdings agreed to sell to us, at the same price as was determined in the 2007 Tender Offer, the number of its shares of our common stock necessary to keep its percentage ownership in us at substantially the same level after the 2007 Tender Offer. Artal Holdings also agreed not to participate in the 2007 Tender Offer so that it would not affect the determination of the price in the 2007 Tender Offer.

The 2007 Tender Offer expired at midnight on January 18, 2007, and on January 26, 2007 we repurchased approximately 8.5 million shares at a price of $54.00 per share. These repurchased shares were comprised of 8.3 million shares that we offered to purchase and approximately 0.2 million shares purchased pursuant to our right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, we repurchased approximately 10.5 million of Artal Holdings’ shares at a purchase price of $54.00 per share pursuant to our prior agreement with Artal Holdings. In January 2007, we amended and supplemented our revolving credit facility to finance these repurchases.

China Joint Venture

On February 5, 2008, we entered into a joint venture with Danone Dairy Asia, or Danone Asia, an indirect, wholly-owned subsidiary of Groupe DANONE S.A., to establish a weight management business in the People’s Republic of China. Pursuant to the terms of the joint venture agreement, we and Danone Asia owned 51% and 49%, respectively, of the China Joint Venture. In September 2008, the China Joint Venture launched its first weight management services centers. On April 27, 2011, we entered into a share purchase agreement with Danone Asia, pursuant to which we acquired Danone Asia’s 49% minority equity interest in the China Joint Venture as of that date. As a result of that acquisition, we now own 100% of the China Joint Venture and the joint venture agreement with Danone Asia terminated in accordance with its terms.

Pending Tender Offer and Pending Share Repurchase

On February 23, 2012, we commenced a tender offer in which we are seeking to acquire up to $720 million of our common stock at a price between $72.00 and $83.00 per share, a transaction that we refer to in this Annual Report on Form 10-K as the Pending Tender Offer. Prior to the Pending Tender Offer, we entered into an agreement with Artal Holdings whereby Artal Holdings agreed to sell to us, at the same price as was determined in the Pending Tender Offer, the number of its shares of our common stock necessary to keep its current percentage ownership interest in us at substantially the same level after the Pending Tender Offer, a transaction that we refer to in this Annual Report on Form 10-K as the Pending Share Repurchase. Artal Holdings also agreed not to participate in the Pending Tender Offer so that it would not affect the determination of the price in the Pending Tender Offer. The Pending Tender Offer will expire at midnight, New York time, on March 22, 2012, unless we extend it. We have reserved the right to purchase up to an additional 2% of our shares outstanding without amending or extending the Pending Tender Offer. We expect to fund the purchases in the Pending Tender Offer and the Pending Share Repurchase through new borrowings under an amended and extended version of our existing credit facilities that we are currently negotiating. Shares of our common stock purchased pursuant to the Pending Tender Offer and the Pending Share Repurchase will not reduce our existing repurchase program.

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

Employees and Service Providers

As of December 31, 2011, we had approximately 28,000 employees. In addition, in certain of our markets, our service providers are self-employed. As of December 31, 2011, we had approximately 56,000 employees and service providers in the aggregate. We consider our relations with our employees and service providers to be satisfactory.

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

Our Code of Business Conduct and Ethics and our Corporate Governance Guidelines are also available on our website at www.weightwatchersinternational.com.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this Annual Report on Form 10-K and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	our ability to continue to develop innovative new services and products and enhance our existing services and products, or the failure of our services and products to continue to appeal to the market;

•	the effectiveness of our marketing and advertising programs;

•	the impact on the Weight Watchers brand of actions taken by our franchisees, licensees and suppliers;

•	risks and uncertainties associated with our international operations, including economic, political and social risks and foreign currency risks;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the projected benefits of such businesses;

•	uncertainties related to a downturn in general economic conditions or consumer confidence;

•	the seasonal nature of our business;

•	the impact of events that discourage people from gathering with others;

•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	the impact of security breaches or privacy concerns;

•	the impact of disputes with our franchise operators;

•	the impact of existing and future laws and regulations;

•	the success of the pending tender offer and related share repurchase;

•	the impact of our debt service obligations and restrictive debt covenants;

•	the possibility that the interests of our majority owner will conflict with other holders of our common stock; and

•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

The Weight Watchers brand could be impaired due to actions taken by our franchisees, licensees and suppliers.

We believe that the Weight Watchers brand, including its widespread recognition and strong reputation in the market, is one of our most valuable assets and that it provides us with a competitive advantage. Our franchisees operate their businesses under our brand. In addition, we license the Weight Watchers brand to third parties for the manufacture and sale in retail stores by such parties of a variety of goods, including food products. We also sell in our meeting rooms food and non-food products manufactured by third-party suppliers. Because our franchisees, licensees and suppliers are independent third parties with their own financial objectives, actions taken by them, including breaches of their contractual obligations, such as not following our program or not maintaining our quality and safety standards, could harm our brand. Also, these Weight Watchers-branded products may be subject to product recalls, litigation or other deficiencies. Any negative publicity associated with these actions would adversely affect our brand and may result in decreased meeting attendance, Internet subscriptions and product sales and, as a result, lower revenues and profits.

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

Our business is highly dependent on meeting fees, product sales and Internet product subscriptions. A downturn in general economic conditions or consumer confidence in any of our major markets could result in people curtailing or reallocating their discretionary spending which, in turn, could reduce attendance at our meetings, product sales and Internet product subscriptions. The current global economic downturn has led to a decrease in discretionary spending by consumers and loss of consumer confidence. Any reduction in consumer spending may adversely affect our business, financial condition or results of operations.

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

We rely on software, hardware, network systems and similar technology that is either developed by us or licensed from or maintained by third parties to operate our websites and subscription offerings and to maintain the recurring billing system associated with certain of our commitment plans, such as Monthly Pass. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. In addition, our operations depend on our ability to protect our information technology systems against damage from fire, power loss, water, earthquakes, telecommunications failures, vandalism and other malicious acts and similar unexpected adverse events. Interruptions in our websites or offerings could result from unknown hardware defects, insufficient capacity or the failure of our website hosting and telecommunications providers to provide continuous and uninterrupted service. We do not have a fully redundant system that includes an instant back-up hosting facility. As a result of these possible defects or problems, our websites, our subscription products or the recurring billing system associated with certain of our commitment plans could be rendered unreliable or be perceived as unreliable by customers. Any failure of our technology or systems could result in an adverse impact on our business.

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

Certain federal, state and foreign agencies, such as the FTC, regulate and enforce such laws relating to advertising, disclosures to consumers, privacy, consumer pricing and billing arrangements, and other consumer protection matters. A determination by a federal, state or foreign agency, or a court in connection with a governmental enforcement action or private litigation, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions of our business operations. For example, during the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order requires us to comply with certain procedures and disclosures in connection with our advertisements of products and services.

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

Future laws or regulations, including laws or regulations affecting our marketing and advertising practices, consumer pricing and billing arrangements, relations with consumers, employees, service providers, licensees or franchisees, or our services and products, may have an adverse impact on us.

The Pending Tender Offer and Pending Share Repurchase may not be successful and if successful, may adversely impact us and the trading market for our common stock.

The Pending Tender Offer and Pending Share Repurchase may not be successful and if they are not, we will not realize the expected benefits of the transactions, including having a more efficient capital structure and the opportunity to enhance our earnings per share. Even if the Pending Tender Offer and Pending Share Repurchase are successful, we may not be able to enhance our earnings per share.

We expect to finance the purchase of our shares pursuant to the Pending Tender Offer and Pending Share Repurchase by borrowing an additional $1.5 billion under an amended and extended version of our existing credit facilities. We cannot assure you that we will be able to borrow such indebtedness on acceptable terms or at all. The Pending Tender Offer is subject to a financing condition, and as result, if we are not able to raise such indebtedness on acceptable terms to us, we are not obligated to complete the Pending Tender Offer. If we do borrow such additional indebtedness, this increased leverage will increase our interest expense, could reduce our ability to engage in significant transactions, including acquisitions and future share repurchases, without additional debt or equity financing, and could negatively affect our liquidity during periods of reduced revenue generation, increased capital spending or higher operating expenses. As a result, this increased leverage may have a material adverse effect our business, financial condition and results of operations.

In addition, if successful, the Pending Tender Offer will reduce our “public float” (the number of shares of our common stock owned by non-affiliate shareholders and available for trading in the securities markets). Securities with a lower public float may command a lower price than would a comparable security of a series with a larger float. As a result, the Pending Tender Offer could result in lower stock prices or reduced liquidity in the trading market for our shares.

Our debt service obligations and the restrictions of our debt covenants could impede our operations and flexibility.

Our financial performance could be affected by our level of debt. As of December 31, 2011, our total debt was $1,051.8 million. In addition, at December 31, 2011, we had $331.6 million available under our revolving credit facility. We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on all of our outstanding debt from our cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. Our ability to pay our expenses and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as attitudes toward weight management and pressure from our competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase the cost of capital.

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

Provisions contained in our articles of incorporation and bylaws and the laws of Virginia, the state in which we are incorporated, could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Provisions of our articles of incorporation and bylaws impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. For example, our articles of incorporation authorize our Board of Directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our shareholders. Thus, our Board of Directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These rights may have the effect of delaying or deterring a change of control of our company. In addition, a change of control of our company may be delayed or deterred as a result of our having three classes of directors. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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

Our website, including our subscription products, is hosted on hardware and software co-located at a third-party facility in New York. We also maintain a disaster recovery site with hardware and software co-located at a third-party facility in Arizona.

Item 3.	Legal Proceedings

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

In September 2007, we appealed to the UK First Tier Tribunal (Tax Chamber) (formerly known as the UK VAT and Duties Tribunal), or the First Tier Tribunal, HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us. In February 2010, the First Tier Tribunal issued a ruling that our UK leaders should have been classified as employees for UK tax purposes and, as such, we should have withheld tax from our leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for us. We appealed the First Tier Tribunal’s adverse ruling to the UK Upper Tribunal (Tax and Chancery Chamber), or the Upper Tribunal, and in October 2011, the Upper Tribunal issued a ruling dismissing our appeal. We are currently seeking permission from the UK Court of Appeal to appeal the Upper Tribunal’s ruling.

In December 2011, HMRC’s claim in respect of NIC was amended to increase the claimed amount for the period April 2002 to April 2007 and include the interest accrued thereon through December 2011. In addition, in February 2012, HMRC asserted a claim in respect of PAYE for the period April 2007 to April 2011 similar to what it had claimed for the period April 2001 to April 2007. We plan to appeal this PAYE claim to the First Tier Tribunal.

In light of the First Tier Tribunal’s adverse ruling and in accordance with accounting guidance for contingencies, we recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. On a quarterly basis, beginning in the first quarter of fiscal 2010 and through the second quarter of fiscal 2011, we recorded a reserve for UK withholding taxes with respect to our UK leaders consistent with this ruling. The reserve at the end of the second quarter of fiscal 2011 equaled approximately $43.7 million in the aggregate based on the exchange rates at the end of fiscal 2011. As of the beginning of the third quarter of fiscal 2011, we employ our UK leaders and therefore have ceased recording any further reserves for this matter. In addition, we do not currently expect additional reserves will be required in connection with the December 2011 amended NIC claim and the February 2012 PAYE claim by HMRC, as reserves had previously been made for these amounts.

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

Hanson-Kelly & Jackson v. Weight Watchers North America, Inc. and Weight Watchers International, Inc.

In January 2010, a lawsuit was filed in the U.S. District Court for the Middle District of North Carolina by two leaders alleging violations of certain federal and North Carolina wage and hour laws on behalf of themselves, and, if approved by the court, other leaders and receptionists in North Carolina since January 25, 2007. In this matter, the plaintiffs are seeking unpaid wages and certain other damages. In April 2010, we filed a Motion to Dismiss the claim for unpaid wages under the North Carolina wage and hour laws. The court has not ruled yet on this Motion. Although we disagree with the allegations that we have violated federal and North Carolina wage and hour laws and we believe we have valid defenses with respect to this matter, litigation is inherently unpredictable. At this time, we do not expect our results of operations, financial condition or cash flows to be materially adversely affected by this action in any particular period, and we have not made any provision for losses in connection with it.

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

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers required by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

Set forth below are the names, ages as of December 31, 2011 and current positions of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Position
David P. Kirchhoff	45	President and Chief Executive Officer, Director
Ann M. Sardini	61	Chief Financial Officer
David A. Burwick	50	President, North America
Michael Basone	54	President, WeightWatchers.com and Chief Technology Officer
Melanie Stack (Stubbing)	50	President, Europe
Bruce Rosengarten	53	President, Asia Pacific
Jeffrey A. Fiarman	43	Executive Vice President, General Counsel and Secretary
Raymond Debbane(1)	56	Chairman of the Board of Directors
Philippe J. Amouyal(1)	53	Director
John F. Bard(1)(2)	70	Director
Marsha Johnson Evans(2)	64	Director
Jonas M. Fajgenbaum	39	Director
Sacha Lainovic	55	Director
Kimberly Roy Tofalli(2)	53	Director
Christopher J. Sobecki	53	Director

(1)	Member of our Compensation and Benefits Committee.
(2)	Member of our Audit Committee.

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

Ann M. Sardini. Ms. Sardini has served as our Chief Financial Officer since April 2002 when she joined us. Ms. Sardini has over 20 years of experience in senior financial management positions in branded media and consumer products companies. Prior to joining us, she served as Chief Financial Officer of VitaminShoppe.com, Inc. from 1999 to 2001, and from 1995 to 1999 she served as Executive Vice President and Chief Financial Officer for the Children’s Television Workshop. In addition, Ms. Sardini has held finance positions at QVC, Inc., Chris Craft Industries and the National Broadcasting Company. Ms. Sardini received a B.A. from Boston College and an M.B.A. from Simmons College Graduate School of Management. Ms. Sardini is a director and Chairman of the Audit Committee of TreeHouse Foods, Inc.

David A. Burwick. Mr. Burwick has served as our President, North America since April 2010. Prior to joining us, Mr. Burwick held several increasingly significant brand development and general management positions with PepsiCo, Inc., a global food and beverage company. Most recently, Mr. Burwick served as Senior Vice President and Chief Marketing Officer of PepsiCo North America Beverages, from September 2008 to September 2009. Previous to that, Mr. Burwick served as Executive Vice President, Commercial of PepsiCo International and President of Pepsi-QTG Canada from November 2005 to August 2008. Mr. Burwick has also held several positions with Pepsi-Cola North America, including serving as Senior Vice President and Chief Marketing Officer from June 2002 until immediately prior to his move to Pepsi-QTG Canada. He received a B.A. from Middlebury College and an M.B.A from the Harvard Business School. Mr. Burwick is a director and Chairman of the Compensation Committee of The Boston Beer Company, Inc.

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

Melanie Stack (Stubbing). Ms. Stubbing has served as our President, Europe since December 2011. Prior to that time, Ms. Stubbing served as our President, International from August 2008 to December 2011 and our Senior Vice President of Operations, United Kingdom from December 2003 to July 2008. Ms. Stubbing ran the UK-based toy, game and trading card operations for Hasbro, Inc. from January 2002 to November 2003. From November 2000 to January 2002, Ms. Stubbing served as the Vice President for WeightWatchers.com. Prior to joining WeightWatchers.com, Ms. Stubbing was Managing Director, Hedstrom, U.K. from August 1998 to October 2000, and from July 1989 to July 1998 she held various marketing positions at Mattel UK Ltd., including Group Marketing Director. Ms. Stubbing is a business graduate of Manchester Metropolitan University.

Bruce Rosengarten. Mr. Rosengarten has served as our President, Asia Pacific since December 2011. Prior to joining us, from January 2009 until December 2011, Mr. Rosengarten advised and mentored senior management in various industries on strategy, business development and leadership while serving as Director of International Ideas Pty Ltd, a company he founded and which specialized in strategic consulting as well as leadership coaching. Mr. Rosengarten also authored and published a book on leadership in April 2010. Mr. Rosengarten has served and continues to serve as the President of Jewish Care (Victoria) Inc, a not-for-profit, humanitarian organization, since November 2009. Mr. Rosengarten held various senior marketing, retail management and business development positions at Shell International Petroleum Company beginning in August 1998, including most recently serving in the senior marketing role of Global Vice President Retail Marketing – Shell Downstream principally based in Singapore from January 2005 until September 2008 and prior to this role held the position Vice President Retail, Asia Pacific, Middle East from January 2001 until December 2004. Prior to joining Shell, Mr. Rosengarten held several senior retail management and business development positions with Crown Ltd, a casino operator, and the leading retailer Coles Myer Ltd. He is a graduate of Monash University in Australia, where he obtained a Bachelors degree in Economics and a Graduate Diploma in Physical Distribution Management.

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

Raymond Debbane. Mr. Debbane has been the Chairman of our Board of Directors since our acquisition by Artal on September 29, 1999. Mr. Debbane is a co-founder and the Chief Executive Officer of The Invus Group, LLC. Prior to forming The Invus Group, LLC in 1985, Mr. Debbane was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American University of Beirut. Mr. Debbane is the Chairman of the Board of Lexicon Pharmaceuticals, Inc. and a director of Ceres, Inc. He is also a director of Artal Group S.A. and the Chairman of the Board of Directors of a number of private companies of which Artal or Invus, L.P. are shareholders.

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

Marsha Johnson Evans. Ms. Evans has been a director since February 2002. Ms. Evans served as President and Chief Executive Officer of the American Red Cross, the preeminent humanitarian organization in the United States, from August 2002 to December 2005, and previously served as the National Executive Director of Girl Scouts of the U.S.A. from January 1998 to July 2002. A retired Rear Admiral in the United States Navy, Ms. Evans served as superintendent of the Naval Postgraduate School in Monterey, California from 1995 to 1998 and headed the Navy’s worldwide recruiting organization from 1993 to 1995. Ms. Evans also served as the Acting Commissioner of the Ladies Professional Golf Association from July 2009 to January 2010. Ms. Evans received a B.A. from Occidental College and a Master’s Degree from the Fletcher School of Law and Diplomacy at Tufts University. Ms. Evans is a director of the Estate of Lehman Brothers Holdings, Inc., Office Depot Inc. and The First Tee. She is also Chairman of the Compensation Committee of Office Depot Inc. Ms. Evans was previously a director of Huntsman Corporation.

Jonas M. Fajgenbaum. Mr. Fajgenbaum has been a director since our acquisition by Artal on September 29, 1999. Mr. Fajgenbaum is a Managing Director of The Invus Group, LLC, which he joined in 1996. Prior to joining The Invus Group, LLC, Mr. Fajgenbaum was a consultant for McKinsey & Company in New York from 1994 to 1996. He graduated with a B.S. in Economics with a concentration in Finance from The Wharton School of the University of Pennsylvania and a B.A. in Economics from the University of Pennsylvania. Mr. Fajgenbaum is a director of a number of private companies of which Artal or Invus, L.P. are shareholders.

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

Kimberly Roy Tofalli. Ms. Roy Tofalli has been a director since March 2008. Ms. Roy Tofalli has been the Group President of Lauren, Chaps, American Living Womenswear and Special Wholesale Projects since October 2010 for the Ralph Lauren Corporation, where she previously served as President of Lauren Brands from June 2003 to October 2010. Prior to joining the Ralph Lauren Corporation in June 2003, Ms. Roy Tofalli was the President of Ann Taylor Stores, Inc. from April 2001 to February 2003. From June 1996 to April 2001, Ms. Roy Tofalli served in various senior retail and merchandising positions at Liz Claiborne, Inc., the latest being Group President for Liz Claiborne, Inc. Prior to joining Liz Claiborne, Inc., Ms. Roy Tofalli held various merchandising positions for Associated Merchandising Corporation and Abraham & Straus. Ms. Roy Tofalli received her B.S. from Skidmore College and serves on its Board of Trustees and Alumni Board.

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

Fiscal 2011 (Year ended December 31, 2011)

	High	Low
First Quarter	$72.00	$36.63
Second Quarter	$86.97	$67.25
Third Quarter	$81.38	$51.28
Fourth Quarter	$77.00	$54.47

Fiscal 2010 (Year ended January 1, 2011)

	High	Low
First Quarter	$30.41	$24.39
Second Quarter	$28.72	$24.91
Third Quarter	$32.03	$24.47
Fourth Quarter	$37.89	$31.08

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. We repurchased no shares of our common stock during the fourth quarter of fiscal 2011. As of the end of fiscal 2011, $208.9 million remained available to purchase shares of our common stock under the repurchase program.

On February 23, 2012, we commenced the Pending Tender Offer in which we are seeking to acquire up to $720 million of our common stock at a price between $72.00 and $83.00 per share. Prior to the Pending Tender Offer, we entered into an agreement with Artal Holdings whereby Artal Holdings agreed to sell us, at the same price as determined in the Pending Tender Offer, the number of its shares of our common stock necessary to keep its current percentage ownership in us at substantially the same level after the Pending Tender Offer. Artal Holdings also agreed not to participate in the Pending Tender Offer so that it would not affect the determination of the price in the Pending Tender Offer. The Pending Tender Offer will expire at midnight, New York time, on March 22, 2012, unless we extend it. We have reserved the right to purchase up to an additional 2% of our shares outstanding without amending or extending the Pending Tender Offer. We expect to fund the purchases in the Pending Tender Offer and the Pending Share Repurchase through new borrowings under an amended and extended version of our existing credit facilities that we are currently negotiating. Shares of our common stock purchased pursuant to the Pending Tender Offer and the Pending Share Repurchase will not reduce our existing repurchase program.

Holders

The approximate number of holders of record of our common stock as of January 31, 2011 was 336. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

We have issued a quarterly cash dividend of $0.175 per share of our common stock every quarter for the past several fiscal years. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors it may deem relevant. Our Board of Directors may decide at any time to increase or decrease the amount of dividends or discontinue the payment of dividends based on these factors. The WWI Credit Facility (as defined below) also contains restrictions on our ability to pay dividends on our common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” in Part II, and “Item 15. Exhibits and Financial Statement Schedules—Financial Statements—Note 6. Long-Term Debt”, of this Annual Report on Form 10-K for a description of the WWI Credit Facility.

Item 6.	Selected Financial Data

The following schedule sets forth our selected financial data for the last five fiscal years.

SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks)	Fiscal 2009 (52 weeks)	Fiscal 2008 (53 weeks)	Fiscal 2007 (52 weeks)
Revenues, net	$1,819.2	$1,452.0	$1,398.9	$1,535.8	$1,467.2
Net income attributable to the Company	$304.9	$194.2	$177.3	$204.3	$201.2
Working capital (deficit)	$(279.7)	$(348.7)	$(336.1)	$(270.1)	$(172.1)
Total assets	$1,121.6	$1,092.0	$1,087.5	$1,106.8	$1,046.2
Long-term debt	$926.9	$1,167.6	$1,238.0	$1,485.0	$1,602.5
Earnings per share:
Basic	$4.16	$2.57	$2.30	$2.61	$2.50

Diluted	$4.11	$2.56	$2.30	$2.60	$2.48

Dividends declared per common share	$0.70	$0.70	$0.70	$0.70	$0.70

Items Affecting Comparability

Several events occurred during each of the last five fiscal years that affect the comparability of our financial statements. The nature of these events and their impact on underlying business trends are as follows:

UK VAT Matter

In the second quarter of fiscal 2008, we received an adverse ruling in the United Kingdom with respect to the imposition of UK value added tax, or VAT, on meeting fees earned in the United Kingdom. In connection with this ruling, we recorded a net charge of approximately $18.7 million pertaining to periods prior to fiscal 2008 as an offset to revenue in fiscal 2008. In fiscal 2010, we determined that there was an over-accrual of $2.0 million with respect to this matter which was reversed to revenue.

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

Consolidation/China Joint Venture

In February 2008, Weight Watchers Asia Holdings Ltd., or Weight Watchers Asia, a direct, wholly-owned subsidiary of the Company, and Danone Dairy Asia, an indirect, wholly-owned subsidiary of Groupe DANONE S.A., entered into a joint venture agreement to establish a weight management business in the People’s Republic of China. Pursuant to the terms of the joint venture agreement, Weight Watchers Asia and Danone Dairy Asia owned 51% and 49%, respectively, of the joint venture entity. Because we had a direct, controlling financial interest in the China Joint Venture, we consolidated the entity from the first quarter of fiscal 2008.

In April 2011, Weight Watchers Asia entered into a share purchase agreement with Danone Dairy Asia, pursuant to which Weight Watchers Asia acquired Danone Dairy Asia’s 49% minority equity interest in the China Joint Venture as of that date for consideration of $1,000. Effective April 27, 2011, the date of the acquisition of Danone Dairy Asia’s minority equity interest by Weight Watchers Asia, we own 100% of the China Joint Venture and no longer account for a non-controlling interest in the China Joint Venture. The noncontrolling interest that had been reflected on our balance sheet was reclassified to retained earnings.

Long-Term Debt

On January 26, 2007, in connection with our 2007 Tender Offer and share repurchase more fully described under “Item 1. Business—History—2007 Tender Offer and Share Repurchase” in Part I of this Annual Report on Form 10-K, we increased our borrowing capacity by adding an additional tranche A facility in the amount of $700.0 million and a new tranche B facility in the amount of $500.0 million to WWI’s then-existing credit facility. We utilized (a) $185.8 million of these proceeds to pay off WeightWatchers.com’s then existing two credit facilities, (b) $461.6 million to repurchase approximately 8.5 million of our shares in the 2007 Tender Offer and (c) $567.6 million to repurchase approximately 10.5 million of our shares from Artal. In connection with the early extinguishment of the WeightWatchers.com credit facilities, we recorded a charge of $3.0 million in the first quarter of 2007 relating to the write-off of the deferred financing costs associated with the credit facilities.

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

Working Capital

The changes in the working capital deficit are primarily the result of year-over-year increases related to payables in connection with operations, deferred revenue in connection with our business performance, the shift in timing of tax payments and accruals related to our litigation matters, which are offset by year-over-year decreases in the accrual for the UK adverse tax ruling related to the UK VAT matter and in the current portion of debt obligations.

Franchise Acquisitions

The following are our key acquisitions since December 31, 2006:

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

Overview

We are a leading, global-branded consumer company and the world’s leading provider of weight management services, operating globally through a network of Company-owned and franchise operations. With almost five decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. In 2011, consumers spent almost $5 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, products sold at meetings, Internet subscription products sold by WeightWatchers.com, licensed products sold in retail channels and magazine subscriptions and other publications.

We derive our revenues principally from:

•	Meeting fees. Members pay us fees to attend our weekly meetings.

•

In-meeting product sales. We sell a range of products that complement our weight management plans, such as bars, snacks, cookbooks, food and restaurant guides with PointsPlus values, Weight Watchers magazines and PointsPlus calculators, to members in our meetings.

•	Internet revenues. We generate revenue from our Internet subscription products and from the sale of third party Internet advertising.

•

Licensing, franchise royalties and other. We license the Weight Watchers brand and our other intellectual property for certain foods and other relevant consumer products. We also endorse carefully selected branded consumer products. In addition, our franchisees typically pay us a royalty fee of 10% of their meeting fee revenues as well as purchase products for sale in their meetings. We also generate revenues from subscriptions for our magazines and third-party advertising in our publications.

We currently have two operating segments: Weight Watchers International and WeightWatchers.com. All sources of revenue, other than Internet revenues, are included in our Weight Watchers International operating segment. Revenues from our Weight Watchers International operating segment comprised 77.8% of our total revenues in fiscal 2011, 83.4% of our total revenues in fiscal 2010, and 85.9% of our total revenues in fiscal 2009. Revenues from our WeightWatchers.com operating segment contributed 22.2% of our total revenues in 2011, 16.6% of our total revenues in 2010, and 14.1% of our total revenues in fiscal 2009.

The following table sets forth our revenues by category for the past five fiscal years.

Revenue Sources

(in millions)

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Meetings fees	$990.3	$819.6	$817.5	$908.1	$880.7
In-meeting product sales	281.8	260.5	251.3	285.6	281.1
Internet revenues	399.5	238.8	196.0	185.8	151.6
Licensing, franchise royalties and other	147.6	133.1	134.1	156.3	153.8

Total	$1,819.2	$1,452.0	$1,398.9	$1,535.8	$1,467.2

From fiscal 2007 through fiscal 2011, our revenues increased at a compound annual growth rate of 5.5%, principally due to paid weeks growth in both our meetings and WeightWatchers.com businesses:

•

Meeting fees. From fiscal 2007 through fiscal 2011, meeting fees grew at a compound annual growth rate of 3.0% led by our NACO operations. This increase was driven by growth in our meeting paid weeks, which grew on a global basis at a compound annual growth rate of 5.5%. The decline in meeting fees from 2008 to 2009 primarily reflects the impact of the global recession on our ability to enroll new members. Beginning in NACO in the second quarter of fiscal 2010, year-over-year growth in recruitment trends, driven by strong new marketing and further fueled by the soft launch of ProPoints in our English-speaking markets, drove global meeting fees in the fourth quarter of fiscal 2010 to once again increase versus the comparable prior year period. In fiscal 2011, we saw a larger than typical number of new members, who had never previously been Weight Watchers customers, coming into the brand. The momentum of the new program launches in our English-speaking markets accelerated our recruitment trends in the first quarter of fiscal 2011, and, supported by strong marketing and public relations, resulted in global meeting fees that increased in every quarter of fiscal 2011 as compared to the prior year period.

•

In-meeting product sales. Global product sales were essentially flat, up 0.1% on a compound annual growth rate from fiscal 2007 through fiscal 2011. While the average product sales per attendee in our meetings business grew from $4.48 to $4.94 during that period as the result of successful new product and program launches, a compound annual growth rate of 2.5%, we experienced a decline in the number of members attending meetings.

•

WeightWatchers.com. From fiscal 2007 through fiscal 2011, our Internet revenues grew at a compound annual growth rate of 27.4%. The increase was primarily due to growth in the number of WeightWatchers.com end of period active Online subscribers which grew by over 1 million from 583,900 at the end of fiscal 2007 to 1,586,000 at the end of fiscal 2011. This increase in Online subscribers drove growth in our Online paid weeks, which grew 30.2% on a compounded annual growth rate. This increase in Online subscribers and paid weeks, which accelerated in fiscal 2011, was driven primarily by continued strong marketing campaigns which began in the second quarter of fiscal 2010 in the United States and the United Kingdom, and further benefited from the new program launches at the end of fiscal 2010. In addition, sign-ups grew in Continental Europe from fiscal 2007 through fiscal 2011 primarily due to new launches in several of our markets.

•

Licensing revenues. Licensing revenues grew modestly at a compound annual growth rate of 0.6% from fiscal 2007 through fiscal 2011. Despite our increased focus on expanding the number of Weight Watchers branded and endorsed products worldwide, this revenue category was and remains negatively impacted by the global recession.

Metrics and Business Trends

Performance Indicators and Market Trends

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•	net revenues, which are an indicator of our overall business growth;

•	paid weeks and attendance metrics;

•	lecture income per paid week and in-meeting product sales per attendee;

•	the number of Weight Watchers Online subscribers; and

•	operating expenses as a percentage of revenue, which is an indicator of the efficiency of our business and our ability to manage our business to budget.

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

Global Operations

The following tables set forth our paid weeks and meeting attendance by geography for the past five fiscal years:

	Paid Weeks in Company-Owned Operations
	(in millions)
	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
North America	69.9	55.3	55.8	61.0	58.4
United Kingdom	19.1	16.1	16.2	15.0	12.8
Continental Europe	12.2	13.6	12.7	12.5	10.7
Other International	3.6	2.9	2.9	2.8	2.7

Total Meeting Paid Weeks	104.8	87.9	87.6	91.3	84.6
Online paid weeks	89.1	52.5	42.7	38.9	31.0

Total Paid Weeks	193.9	140.4	130.3	130.2	115.6

	Meeting Attendance in Company-Owned Operations
	(in millions)
	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
North America	36.0	30.3	32.1	36.5	38.1
United Kingdom	11.6	10.2	11.4	11.6	11.9
Continental Europe	7.2	8.5	8.6	9.8	10.2
Other International	2.2	2.0	2.2	2.1	2.5

Total	57.0	51.0	54.3	60.0	62.7

The “paid week” metric reports total paid weeks by our customers in Company-owned operations for a given period. For meetings, paid weeks is the sum of total paid commitment plan weeks (e.g., Monthly Pass weeks) and total pay-as-you-go weeks for a given period. Before the launch of our commitment plans in the meetings business, our members were largely on a pay-as-you-go basis, and accordingly, growth in meeting attendance essentially approximated growth in meeting paid weeks. However, as of fiscal 2011, approximately 80% of meeting paid weeks was attributable to commitment plans and therefore attendance and paid weeks are no longer directly correlated. For Weight Watchers Online, paid weeks is the total paid Weight Watchers Online subscriber weeks for a given period.

As shown in the table above, our worldwide meeting paid weeks grew from 84.6 million in fiscal 2007 to 104.8 million in fiscal 2011, an increase of 24.0%, or 5.5% on a compound annual growth rate basis. The difference between meeting paid weeks and attendance widened year-over-year primarily due to growth in new Monthly Pass subscribers as Monthly Pass penetration expanded globally. In NACO, where Monthly Pass is highly penetrated, fiscal 2011 meeting paid weeks of 69.9 million exceeded meeting attendance of 36.0 million by 94.0%. Weight Watchers Online paid weeks grew at a compound annual growth rate of 30.2% from 2007 to 2011, increasing from 31.0 million to 89.1 million.

As shown in the table above, our worldwide annual meeting attendance in our Company-owned operations has declined from 62.7 million for fiscal 2007 to 57.0 million for fiscal 2011, a decline of 2.3% on a compound annual growth rate basis. Our worldwide average meeting revenue per attendee, however, has increased over the same period, largely as a result of Monthly Pass’ growing penetration in NACO and other markets and growth in product sales per attendee.

North America Meeting Metrics and Business Trends

NACO meeting paid weeks grew by 4.5% from 2007 to 2008, as a result of the increased penetration of Monthly Pass, first introduced into the North American meetings business in the fall of 2006. Attendance over the same period declined by 4.3% because not all members who purchase Monthly Pass attend all the meetings for which they have paid.

In 2008 and 2009, the weak economy in the United States had a significant impact on our meetings business. In fiscal 2008, we were able to maintain growth in paid weeks, which increased 4.5% over the prior year, largely as a result of increased Monthly Pass penetration, but in fiscal 2009, paid weeks declined by 8.4% versus fiscal 2008. Meeting attendance, however, declined in fiscal 2008 over the prior year by 4.3% (6.2% excluding the impact of franchise acquisitions), and declined by a further 11.8% in fiscal 2009 over the prior year. The economic recession, coupled with reduced credit availability, adversely impacted consumer spending. We saw the impact most acutely in enrollments, particularly of new members who had never been to Weight Watchers. In addition to the economic factors affecting these two years, the lack of a meaningful program innovation in NACO for several years contributed to the decline in the NACO meetings business.

For the full year fiscal 2010, NACO meeting paid weeks declined 1.0% and attendance declined 5.7% versus the prior year as a result of performance weakness in the early part of the year. First quarter meeting paid weeks declined 8.0%, and attendance was down 16.0%, compared to first quarter of fiscal 2009. The performance weakness was the result of a marketing campaign that was ineffective at recruiting customers, coupled with the impact of very poor weather conditions in the quarter which resulted in some meeting closures and low attendance in the remaining meetings in weather-affected areas. In the spring of fiscal 2010, NACO launched a new marketing strategy and campaign focused on member experience, featuring Jennifer Hudson as its new spokesperson. With this change, business performance began an improvement trend in the second quarter of fiscal 2010 that continued through the rest of the year.

In addition, NACO initiated other growth strategies during fiscal 2010, including revamping the retail structure in select markets, with a focus on a new look and feel for the meeting centers, and consolidating meetings toward stronger locations and better performing leaders. These new strategies coupled with the launch of the PointsPlus program in late November resulted in a positive end to fiscal 2010, with solid growth in the fourth quarter in both paid weeks and attendance, up 4.2% and 6.8%, respectively, versus the fourth quarter of 2009.

For the full year fiscal 2011, NACO paid weeks increased 26.4% and attendances increased 18.8% versus the prior year. The growth we experienced in fiscal 2010 resulted in an increase in our customer base such that we entered fiscal 2011 with more active members than at the beginning of fiscal 2010. Driven by the momentum of the new program launch and supported by strong marketing and public relations activities, recruitment trends in the first quarter of fiscal 2011 further improved upon the positive trend we experienced in fiscal 2010 and were successful at driving new and existing members into the brand. As a result, first quarter 2011 paid weeks increased 32.6% and attendances increased 33.1% as compared to the prior year period, which had been negatively impacted by ineffective marketing and poor weather conditions. The growth trend in fiscal 2011 continued strong through the remainder of the year as compared to the prior year period, albeit at a slightly slower pace, as we began to cycle against the highly successful marketing campaign in the second quarter of fiscal 2010 and the soft launch of our new program innovation in the fourth quarter of fiscal 2010. For the second, third and fourth quarters of fiscal 2011, paid weeks increased 31.9%, 25.9% and 15.0% and attendances increased 19.8%, 13.6% and 5.5%, respectively, as compared to the prior year periods.

United Kingdom Meeting Metrics and Business Trends

In the United Kingdom, Monthly Pass was introduced in the third quarter of fiscal 2007, resulting in paid weeks growth of 9.7% in fiscal 2007 to 12.8 million from 11.6 million in fiscal 2006, while attendance grew modestly in 2007, up 1.9% versus the prior year.

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

In fiscal 2010, paid weeks growth decelerated, bringing paid weeks nearly on par with the prior year, down 0.4% and meeting attendance in the United Kingdom was weak, declining 10.5% compared to fiscal 2009. As with NACO, first quarter 2010 UK volumes were significantly impacted by weather and cycling against a program innovation in the prior year. Absent a new marketing campaign in the spring to draw enrollments, the United Kingdom continued to experience steep declines in attendance in 2010 versus the prior year, down 8.5% in the second quarter and 9.4% in the third quarter. The United Kingdom launched its new program, ProPoints, in early November 2010, and saw attendance growth as a result of the launch. However, because of a decision to significantly limit marketing in the fall campaign prior to the new program launch and as result of bad weather during the program launch period, fourth quarter 2010 attendances were down 11.3% versus the fourth quarter of fiscal 2009.

In fiscal 2011, paid weeks grew 18.3% versus the prior year, benefiting from enrollment growth concurrent with the launch of ProPoints late in fiscal 2010 and early fiscal 2011 and an increase in Monthly Pass penetration. As with NACO, this growth in recruitment resulted in a larger customer base and as a result, attendances also grew, up 13.7% versus the prior year period, as the new program drove members, both new and returning, into our meeting rooms. For all four quarters of fiscal 2011, paid weeks grew as compared to the comparable prior year period, up 21.9%, 16.1%, 18.1% and 17.1% and attendances grew 22.2%, 8.5% (impacted by the Royal Wedding and Easter timing), 10.1% and 13.0%, respectively, as compared to the prior year periods.

Continental Europe Meeting Metrics and Business Trends

In 2007, meeting attendance declined by 8.5% versus the prior year, and we began the process of strengthening the local management teams in our Continental European markets. We saw some improvement in the negative attendance trend in 2008, with attendance down 4.1% versus the prior year. Prior to the launch of Monthly Pass, attendance performance had more closely approximated the declines in meeting paid weeks. With the introduction of Monthly Pass into Continental Europe, beginning with Germany in the third quarter of fiscal 2007 and then moving into France in April 2008, paid weeks began to outpace attendances. Monthly Pass drove an overall 16.5% increase in paid weeks for fiscal 2008 in Continental Europe versus the prior year.

In fiscal 2009, most of our Continental European markets were deeply affected by the difficult recessionary conditions. While Continental Europe experienced paid weeks growth of 1.6% versus the prior year as the market continued to benefit from increased Monthly Pass penetration, meeting attendance declined 11.8% versus the prior year. During fiscal 2009, we took the step of re-evaluating the meeting base in a number of countries, including Germany, closing weaker meetings and building on stronger meetings for a better meeting experience for our members. This initiative resulted in better compensation for our service providers and higher gross margins, and created a stronger foundation from which to grow. In addition, during fiscal 2009, the management teams in Continental Europe prepared for the launch of a major new innovative program, ProPoints, which launched in the fourth quarter of fiscal 2009.

For fiscal 2010, meeting paid weeks, benefiting from enrollment growth early in the year and an increase in Monthly Pass penetration, grew 6.9% versus the prior year, while attendance in Continental Europe declined 1.6% versus the prior year. In the first half of fiscal 2010, the Continental European market experienced meeting attendance growth as a result of the ProPoints program, which drove an influx of returning members to our meetings who were attracted by the new program. The marketing of this new program, however, was not successful in capturing the attention of new members and, as a result, meeting attendance began to decline in the third quarter of fiscal 2010.

Entering fiscal 2011, Continental European performance continued its downward trend, with meeting paid weeks down 9.8% versus the prior year and attendances down 15.4% versus the prior year. In the first half of fiscal 2011, meeting paid weeks declined by 13.1% and attendance declined by 18.9% versus the prior year period, as the business lapped its program launch in the prior year. Promotional strategies in the first quarter of fiscal 2011 resulted in an increase in Monthly Pass penetration in some Continental European markets, which accounted for a smaller decline in meeting paid weeks versus attendance. While still negative versus the prior year period, the trend began to improve in the third quarter of fiscal 2011 with paid weeks down 6.0% and attendances down 15.1%. In the fourth quarter of fiscal 2011, Continental Europe soft launched its updated version of ProPoints in December, resulting in a less negative performance with paid weeks down 4.9% and attendances down 4.3% versus the prior year period.

WeightWatchers.com

The continued success of WeightWatchers.com resulted in the Internet business growing at a compound annual growth rate of 27.4% in fiscal 2011. This growth was driven by growth in Online paid weeks from 31.0 million in fiscal 2007 to 89.1 million in fiscal 2011, a compound average growth rate of over 30%. End of period active Online subscribers totaled over 1.6 million at December 31, 2011. This success resulted from a combination of new subscribers in the United States and the United Kingdom and launches of WeightWatchers.com subscription products in new markets globally. Currently, Weight Watchers Online has a presence in the United States, Canada, United Kingdom, Germany, France, Netherlands, Sweden, Belgium, Spain, Australia and China. WeightWatchers.com has also continued its product development efforts with the launch of an iPhone® application in September of 2009, the launch of the Android™ application in April 2011 and the launch of an iPad® application in late 2010. During fiscal 2011, we launched the iPhone® and iPad® applications in the United Kingdom, Australia and Canada. In addition, in December 2011 we launched, in the United States, a Barcode Scanner application for the iPhone® and Android™ platforms that allows subscribers to use their smart phones to quickly determine the PointsPlus values for any branded product in the grocery store.

In addition to generating revenues from its subscription based offerings, WeightWatchers.com also provides a means for companies to advertise on our website. This advertising revenue increased at a compound annual growth rate of 20.7% from fiscal 2007 through fiscal 2011.

Gross Margin

The Company has maintained an annual gross margin of 50% or more since fiscal 2001. In the period from fiscal 2007 through fiscal 2011, our gross margin ranged from a high of 57.6% in 2011 to a low of 54.4% in 2010. Our meetings staff is usually paid on a commission basis and space is rented as needed in most instances. When it becomes more cost effective to do so, in various geographies (particularly North America), we rent centers at reasonable rates with relatively short lease terms. Moreover, we adjust the number of meetings according to demand, including as a result of seasonal fluctuations. This variable cost structure has enabled us to maintain high margins even as we have experienced a decline in the number of attendances per meeting. When attendances per meeting grow, our gross margins typically improve. Conversely, as WeightWatchers.com continues to grow, we expect margins to continue to expand in this business as WeightWatchers.com is primarily a fixed cost business.

Operating Margin

In the period from fiscal 2007 through fiscal 2011, the Company consistently generated operating income margins of 26% to 30%, with a high of 30% in fiscal 2011 and a low of 26% in fiscal 2009. We maintained strong operating income margins in fiscal 2007 of 30%, even while making significant investments in strengthening our management teams, particularly in North America and Continental Europe, increasing our investments in marketing and information technology, and, beginning in fiscal 2006, expensing stock-based compensation. In fiscal 2008, the Company had an operating income margin of 28%, including the significant impact of the charge associated with an adverse UK VAT ruling received in that year, along with the start-up costs of our China Joint Venture. In fiscal 2009, the operating income margin of the Company dropped to 26%, primarily due to a decline in gross margin and a charge associated with an adverse UK tax ruling relating to the self-employment status of our UK leaders. In fiscal 2010, the operating income margin of the Company was 27%, including significant investment for the preparation and launch of the PointsPlus program in the United States and Canada and ProPoints program in the United Kingdom and Australia, increased marketing for our WeightWatchers.com business, and a charge associated with the settlement of a California labor litigation. In fiscal 2011, the operating income margin of the Company was 30%, the highest in five years. This was despite the increased marketing in WeightWatchers.com stemming from the initiative focused on building awareness and relevance of the Weight Watchers brand with the male demographic, as well as expenses in support of growth initiatives, including technology for the development of our mobile platforms and additions to staff in support of business development. These higher expenses were more than offset by the efficiencies we gained from higher average attendance in our meetings and the impact of the higher margin WeightWatchers.com business becoming a larger component of our revenue mix.

Franchise Acquisitions

From time to time, we repurchase franchise territories. Since the beginning of fiscal 2001, we have acquired 19 franchise operations for a total net purchase price of approximately $681.3 million. These acquisitions are typically accretive to our earnings per share. There have been no key franchise acquisitions since fiscal 2008. For fiscal 2011, the attendance of our remaining franchise operations accounted for less than 17% of total worldwide attendance at Weight Watchers meetings.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP measures of operating results that exclude or adjust certain items. Net revenues, cost of revenues, gross profit and gross margin, operating income and operating income margin, effective tax rate, including components thereof, are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis) to exclude from fiscal 2010 the revenue benefit of a partial accrual reversal of a charge originally recorded in the second quarter of fiscal 2008 in connection with the previously disclosed adverse UK VAT ruling; and to adjust the fiscal 2009 results for both the impact of the adverse UK tax ruling relating to the self-employment status of our UK leaders and the impact of restructuring charges associated with our previously disclosed cost savings initiatives. See “Item 3. Legal Proceedings–UK Self-Employment Matter” in Part I of this Annual Report on Form 10-K for further details on the UK self-employment ruling. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the accrual reversal, these rulings and/or these restructuring charges. Our management believes these non-GAAP financial measures provide supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

Revenue Recognition

WWI earns revenue by conducting meetings, selling products in its meetings and to its franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements and selling advertising space in and copies of its magazines. We charge non-refundable registration fees in exchange for an introductory information session and materials we provide to new members in our meetings business. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Revenue from meeting fees, product sales, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customers, and commissions and royalties are earned. Advertising revenue is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. Deferred revenue, consisting of prepaid meeting fees, such as Monthly Pass, and magazine subscription revenue, is amortized into revenue over the period earned. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

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

Goodwill and Other Indefinite-lived Intangible Assets

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years. We review goodwill and other indefinite-lived intangible assets, including franchise rights acquired, for potential impairment on at least an annual basis or more often if events so require. We performed fair value impairment testing as of the end of fiscal 2011 and fiscal 2010 on our goodwill and other indefinite-lived intangible assets and determined that the carrying amounts of these assets did not exceed their respective fair values, and therefore, no impairment existed. When determining fair value, we utilize various assumptions, including projections of future cash flows, growth rates and discount rates. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In the event such a decrease occurred, we would be required to record a corresponding charge, which would impact earnings. We would also be required to reduce the carrying amounts of the related assets on our balance sheet. We continue to evaluate these estimates and assumptions and believe that these assumptions are appropriate.

In performing the impairment analysis for franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the franchise rights acquired and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the unit of accounting for those franchise rights. In determining the appropriate unit of accounting, we have concluded that the unit of accounting for each franchise right acquired is the country corresponding to the acquired franchise territory. The carrying values of these franchise rights acquired in the United States, Canada, United Kingdom, Australia/New Zealand and other countries at December 31, 2011 were $656.6 million, $70.7 million, $16.6 million, $15.2 million and $4.9 million, respectively, totaling $764.0 million.

We estimate future cash flows for each unit of accounting by utilizing the historical cash flows attributable to the rights in that country and then applying a growth rate using a blend of the historical operating income growth rates for such country and expected future operating income growth rates for such country. We utilize operating income as the basis for measuring our potential growth because we believe it is the best indicator of the performance of our business. For fiscal 2011, the blended growth rates used in our discounted cash flow analysis ranged from approximately 3% to approximately 20%. For fiscal 2010, the blended growth rates used in our discounted cash flow analysis ranged from approximately 5% to approximately 26%. We then discount the estimated future cash flows utilizing a discount rate. The discount rate is calculated using the average cost of capital, which includes the cost of equity and the cost of debt. The cost of equity is determined by combining a risk-free rate of return and a market risk premium. The risk-free rate of return is generally determined based on the average rate of long-term Treasury securities. The market risk premium is generally determined by reviewing external market data. When appropriate, we further adjust the resulting combined rate to account for certain entity-specific factors such as maturity of the market in order to determine the utilized discount rate. The cost of debt is our average borrowing rate for the period. The discount rates used in our fiscal 2011 year-end impairment test and our fiscal 2010 year-end impairment test averaged approximately 11.3% and 10.5%, respectively.

At the end of fiscal 2011, we estimated that approximately 90% of the carrying value of our franchise rights acquired had a fair value of at least three times their respective carrying amounts. In the United States, the region which held approximately 86% of the franchise rights acquired, the aggregate fair value of our franchise rights acquired was approximately three times the aggregate carrying value. Given that there is a significant difference between the fair value and carrying value of our franchise rights acquired, we believe there are currently no reasonably likely changes in assumptions that would cause an impairment.

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

RESULTS OF OPERATIONS FOR FISCAL 2011 (52 weeks) COMPARED TO FISCAL 2010 (52 weeks)

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

In January 2011, we began marketing campaigns for our new program launches which accelerated period-over-period volume growth in the North American and UK meetings and WeightWatchers.com businesses to historically high levels in the first quarter of fiscal 2011. As a result, on a consolidated Company basis, revenues and volumes grew in all four quarters of fiscal 2011 as compared to the prior year periods. For the full year of fiscal 2011, revenues increased 25.3% and paid weeks increased 38.1% versus the prior year. Our gross margin for fiscal 2011 improved to 57.6%, up from 54.4% in fiscal 2010.

The table below shows our consolidated statements of income for fiscal 2011 versus fiscal 2010 on both a reported basis and an adjusted basis. Results for fiscal 2010 are adjusted to exclude the $2.0 million benefit to revenue of an over-accrual related to the previously disclosed adverse UK VAT tax ruling in the second quarter of fiscal 2008. See “Non-GAAP Financial Measures” above.

Statements of Income as Reported and Adjusted

	(In millions, except per share amounts)
	Fiscal 2011	Fiscal 2010	Increase/ (Decrease)	% Change
Revenues, net (as adjusted)(1)	$1,819.2	$1,450.0	$369.2	25.5%
UK VAT ruling accrual reversal(1)	—	2.0	(2.0)

Revenues, net of VAT ruling	1,819.2	1,452.0	367.2	25.3%

Cost of revenues	772.0	661.4	110.6	16.7%

Gross Profit	1,047.1	790.6	256.5	32.4%
Gross Margin %	57.6%	54.4%
Marketing expenses	292.4	217.1	75.2	34.6%
Selling, general & administrative expenses	208.5	183.2	25.3	13.8%

Operating income	546.3	390.3	156.0	40.0%
Operating Income Margin %	30.0%	26.9%
Interest expense	59.9	76.2	(16.4)	(21.5%)
Other expense (income), net	3.4	0.9	2.4	100.0%

Income before income taxes	483.1	313.2	170.1	54.3%
Provision for income taxes	178.7	120.7	58.1	48.1%

Net income	304.3	192.5	111.8	58.1%
Net loss attributable to the noncontrolling interest	0.5	1.7	(1.2)	(69.5%)

Net income attributable to the Company	$304.9	$194.2	$110.6	57.0%

Weighted average diluted shares outstanding	74.1	75.9	(1.7)	(2.3%)

Diluted EPS	$4.11	$2.56	$1.55	60.7%

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of income for fiscal 2010 to exclude the benefit of a $2.0 million increase to revenues from the reversal of an over-accrual related to the adverse UK VAT ruling. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Our revenues increased by $367.2 million, from $1,452.0 million in fiscal 2010 to $1,819.2 million in fiscal 2011, an increase of 25.3%. As noted in the above table, fiscal 2010 results included a benefit to revenue of $2.0 million for a partial accrual reversal of a charge previously recorded in the second quarter of fiscal 2008. As previously reported, this charge, which reduced revenues in fiscal 2008 for current and prior year periods, and which has now been paid, was related to an adverse ruling the Company received with respect to the imposition of UK VAT on meeting fees collected by our UK subsidiary. After adjusting for this charge, fiscal 2011 revenues increased by $369.2 million, or 25.5%, versus the prior year.

Net income attributable to the Company for fiscal 2011 of $304.9 million increased by $110.6 million, or 57.0%, from $194.2 million in the prior year. On an adjusted basis, net income attributable to the Company would have been $192.9 million for fiscal 2010 as compared to $304.9 million for fiscal 2011, an increase in fiscal 2011 of $111.9 million, or 58.0%. Diluted earnings per share of $4.11 for fiscal 2011 increased by $1.55, or 60.7%, from $2.56 in the prior year. Excluding the $0.02 benefit in fiscal 2010, earnings per fully diluted share of $2.54 was $1.57, or 61.8%, below the $4.11 of diluted earnings per share in fiscal 2011. Included in the fiscal 2010 diluted earnings per share was a $0.05 charge associated with the previously disclosed settlement of a California labor litigation.

Revenues

Net revenues were $1,819.2 million in fiscal 2011, an increase of $367.2 million, or 25.3%, from $1,452.0 million in fiscal 2010. After excluding the $2.0 million adjustment to fiscal 2010 revenues for the UK VAT reversal noted above, revenues increased by $369.2 million, or 25.5%, from the fiscal 2010 adjusted revenues of $1,450.0 million. Excluding the impact of foreign currency, which increased our revenues in fiscal 2011 by $35.5 million, revenues grew 22.8% versus the prior year. Revenue growth in the period was driven by strong momentum beginning at the start of fiscal 2011 from the new program launches at the end of fiscal 2010 in our North American and UK meetings and WeightWatchers.com businesses, and further supported by effective marketing and public relations activities in these markets in the period.

In fiscal 2011, global paid weeks grew 38.1%, global attendance grew 11.9% and end of period active Online subscribers grew 50.5% in comparison to fiscal 2010, despite weak performance in our Continental European meetings business. In the first quarter of fiscal 2011, when we launched our marketing campaigns for the new programs in North America and the United Kingdom, strong enrollments and sign-ups of new and former customers drove global paid weeks up 39.7%, global attendance up 20.3% and end of period active Online subscribers up 86.6% versus the prior year period. Growth trends in meeting enrollments and Online sign-ups moderated somewhat in both the second and third quarters of fiscal 2011 from the historically high levels experienced in the first quarter of fiscal 2011, but remained strong despite lapping the one-year anniversary of North America’s successful new marketing strategy launched in the second quarter of fiscal 2010. In the fourth quarter of fiscal 2011, we continued to experience year-over-year growth versus the prior year period, but at a slower pace then the first nine months as we lapped the one-year anniversary of the very successful soft launch of the new program in our English-speaking markets.

Gross Profit and Operating Income

Gross profit in fiscal 2011 of $1,047.1 million increased $256.5 million, or 32.4%, from $790.6 million in fiscal 2010. Operating income in fiscal 2011 was $546.3 million, an increase of $156.0 million, or 40.0%, from $390.3 million in fiscal 2010. Our gross margin in fiscal 2011 increased by 310 basis points versus the prior year to 57.6%, driving operating income margin expansion of 310 basis points versus the prior year to 30.0% in fiscal 2011. Margin expansion was primarily the result of operating leverage gained from higher attendances per meeting and high growth in our higher margin WeightWatchers.com business. Operating income margin was compressed slightly as a reduction in selling, general and administrative expenses as a percentage of revenues was not enough to fully offset an increase in marketing as a percentage of revenues versus the prior year. It should be noted that fiscal 2010 included $6.5 million of expense, included in both cost of revenues and selling, general and administrative expense, associated with the previously disclosed settlement of a California litigation, which lowered our operating income margin by 45 basis points in fiscal 2010.

Net Income and Earnings Per Share

The benefits derived from operating income growth, along with lower interest expense, resulted in net income growth in fiscal 2011 of 57.0% versus the prior year to $304.9 million, up from $194.2 million in fiscal 2010. Earnings per fully diluted share in fiscal 2011 were $4.11, up $1.55 from $2.56 in fiscal 2010. The 2011 earnings per fully diluted share included a $0.05 tax benefit associated with the closing of our Finland business, while the 2010 earnings per fully diluted share included a $0.02 revenue benefit from the UK VAT reversal and a $0.05 charge associated with the previously disclosed settlement of a California litigation. In addition, foreign currency provided a $0.10 benefit per fully diluted share in fiscal 2011.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, products sold in meetings, Internet revenues, and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Meeting Fees

Global meeting fees for fiscal 2011 were $990.3 million, an increase of $170.7 million, or 20.8%, from $819.6 million in the prior year. After the $2.0 million adjustment to fiscal 2010 global meeting fees for the UK VAT accrual reversal noted above, fiscal 2011 revenues of $990.3 million would have been $172.7 million, or 21.1% above the prior year. Excluding the impact of foreign currency, which increased our global meeting fees by $19.6 million, global meeting fees in fiscal 2011 increased 18.4% versus the prior year as a result of strong enrollment growth. The new program launches in our North American and UK markets in late fiscal 2010, combined with effective marketing and public relations throughout the period, were the key drivers of this growth during fiscal 2011. In addition, the number and proportion of our new and existing meeting members purchasing Monthly Pass increased in fiscal 2011 versus the prior year. Monthly Pass purchasers have a longer tenure, and accordingly, contribute higher lifetime revenue on average than those who pay for attendance on a week-to-week basis.

As a result of the enrollment strength and the increase in Monthly Pass purchasers, global meeting paid weeks rose 19.2% to 104.8 million in fiscal 2011, up from 87.9 million in the prior year. This growth rate in meeting paid weeks marks a significant improvement from the low growth rates experienced on average throughout fiscal 2010. Global attendance in our meetings business increased by 11.9% to 57.0 million in fiscal 2011, from 51.0 million in fiscal 2010. In our North American and UK markets, the new programs not only attracted new customers to the meetings business, but also increased meeting attendance by our existing members. In fiscal 2011, our Continental European market experienced paid weeks and attendance declines versus fiscal 2010, as a result of cycling against a new program launch in the prior year. This market is still in the process of developing effective marketing campaigns.

In NACO, meeting fees in fiscal 2011 were $686.8 million, an increase of $141.5 million, or 25.9%, from $545.3 million in fiscal 2010. Excluding the impact of foreign currency, which increased NACO meeting fees by $2.1 million, NACO meeting fees grew by 25.6% in fiscal 2011 versus the prior year. Meeting fees grew primarily from the positive impact on enrollments of the highly successful PointsPlus program, which launched in late fiscal 2010, our effective marketing campaign strategy which has raised the profile and attraction of our offerings to both former members and new customers, and increased purchases of the Monthly Pass commitment plan. As a result of these factors, NACO meeting paid weeks increased 26.4% in fiscal 2011 versus the prior year to 69.9 million, and attendance grew 18.8% in fiscal 2011 versus the prior year to 36.0 million. In the fourth quarter fiscal 2011, due to cycling against the very successful launch of the program innovation in November of 2010, paid weeks and attendance growth of 15.0% and 5.5% decelerated when compared to the paid weeks and attendance growth of 30.2% and 22.7% we experienced in the first nine months of fiscal 2011 as compared to the respective prior year periods.

Our international meeting fees in fiscal 2011 were $303.5 million, an increase of $29.1 million, or 10.6%, from $274.4 million in the prior year. After the $2.0 million adjustment to fiscal 2010 international meeting fees for the UK VAT accrual reversal noted above, fiscal 2011 revenues would have been $31.2 million, or 11.5%, above fiscal 2010. Excluding the impact of foreign currency, which increased adjusted international meeting fees by $17.4 million, adjusted international meeting fees grew by 5.1% in fiscal 2011 versus the prior year. International meeting paid weeks increased 7.0% versus the prior year to 34.9 million in fiscal 2011, driven primarily by the performance of the UK meetings business. International attendance increased by 1.6%, to 21.0 million in fiscal 2011 versus 20.7 million in fiscal 2010, primarily as a result of declines in the Continental European meetings business.

The UK meetings business benefited from the impact of the ProPoints program, which launched in late fiscal 2010 and drove meeting fees and paid weeks growth in that market. UK meeting fees in fiscal 2011 grew by 23.5%, or 18.7% on a constant currency basis, with paid weeks up 18.3% and attendance up 13.7% in fiscal 2011, as compared to the prior year. After the $2.0 million adjustment to fiscal 2010 international meeting fees for the UK VAT accrual reversal noted above, fiscal 2011 revenues would have been $24.6 million, or 26.2%, above fiscal 2010.

The growth in the UK meetings business was partially offset by declining meeting fees and paid weeks volume in the period in Continental Europe, which was cycling against a year earlier, less successful program launch, and which has not yet developed sufficiently effective marketing campaigns. Continental European meeting fees in fiscal 2011 decreased by 4.7%, or 10.0% on a constant currency basis, as compared to the prior year, with paid weeks declining 9.8% and attendance declining 15.4% in the period.

In-Meeting Product Sales

Global in-meeting product sales in fiscal 2011 were $281.8 million, an increase of $21.3 million, or 8.2%, from $260.5 million in fiscal 2010. Excluding the impact of foreign currency, which increased in-meeting product sales by $6.9 million, global in-meeting product sales rose 5.6% in fiscal 2011 versus the prior year on the strength of higher attendance volumes. On a per attendee basis, global in-meeting product sales decreased 3.3%, or 5.6% on a constant currency basis, in fiscal 2011 versus the prior year. This decline was primarily the result of lower sales of consumable products, partially offset by higher sales of enrollment products.

In NACO, in-meeting product sales of $157.9 million in fiscal 2011 increased by $19.1 million, or 13.8%, versus the prior year, on the strength of higher attendance volumes. NACO’s in-meeting product sales per attendee decreased 4.2%, or 4.5% on a constant currency basis, versus the prior year. International in-meeting product sales were $123.9 million in fiscal 2011, an increase of 1.8%, but declined 3.5% on a constant currency basis, versus the prior year. On a per attendee basis, international product sales increased 0.2%, but declined 5.0% on a constant currency basis, versus the prior year.

Internet Revenues

Internet revenues, which include subscription revenues from sales of Weight Watchers Online and Weight Watchers eTools as well as Internet advertising revenues, increased significantly, up $160.7 million, or 67.3%, to $399.5 million for fiscal 2011 from $238.8 million for fiscal 2010. Excluding the impact of foreign currency, which increased Internet revenues by $5.5 million, Internet revenues grew by 65.0% in fiscal 2011 versus the prior year. We entered fiscal 2011 with an active Online subscriber base that was 38.2% higher than at the beginning of fiscal 2010, and ended fiscal 2011 with approximately 1.6 million end of period active Online subscribers, up 50.5% from approximately 1.1 million at the end of fiscal 2010. Online paid weeks increased 69.7% in fiscal 2011 versus the prior year. This increase in Online subscribers and paid weeks was driven primarily by continued strong marketing campaigns starting in the second quarter of 2010 in the United States and the United Kingdom, markets which also benefited from the new program launches at the end of fiscal 2010. In addition, sign-ups grew in Continental Europe, reflecting the effectiveness of our marketing efforts in online channels in these markets.

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $147.6 million for fiscal 2011, an increase of $14.4 million, or 10.8%, from $133.1 million for fiscal 2010. Excluding the impact of foreign currency, other revenues were 8.2% higher in fiscal 2011 than the prior year. The new programs in our North American and UK markets also benefited our other revenues. Franchise commissions and sales of products to our franchisees grew in the aggregate by 17.2%, or 16.0% on a constant currency basis, in fiscal 2011 versus the prior year, accounting for $4.1 million of the total increase in other revenues on a constant currency basis in fiscal 2011 versus the prior year. Our by mail product sales and revenues from our publications also rose in the aggregate by 18.3%, or 15.4% on a constant currency basis, over the prior year. Global licensing revenues in fiscal 2011, however, were up by 1.4%, but were down 1.7% on a constant currency basis, versus the prior year. UK licensing revenues increased in fiscal 2011 versus the prior year; however, both North America and Continental Europe experienced weak performance, primarily as a result of pricing challenges in a tough economic environment.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Total cost of revenues in fiscal 2011 was $772.0 million, an increase of $110.6 million, or 16.7%, from $661.4 million in the prior year. Cost of revenues grew at a slower rate than net revenues, which increased 25.3% in fiscal 2011 versus the prior year. We gained operating efficiency versus the prior year because of the increase in average attendance per meeting and despite higher expenses related to ensuring a successful launch of the new program innovation in our North American and UK markets. Gross profit for fiscal 2011 of $1,047.1 million increased $256.5 million, or 32.4%, from $790.6 million in fiscal 2010, and gross margin expanded to 57.6%, an increase of 310 basis points as compared to 54.4% in fiscal 2010. While operating leverage in the meetings business was a contributor, the increase in gross margin was largely the result of the higher margin WeightWatchers.com business, where cost of revenues is largely fixed, becoming a larger component of our revenue mix.

Marketing

Marketing expenses for fiscal 2011 were $292.4 million, an increase of $75.2 million, or 34.6%, versus fiscal 2010, or 32.5% on a constant currency basis. Included in our fiscal 2011 marketing expense was a first time significant investment in marketing the Weight Watchers Online product to men. This new initiative in fiscal 2011, which focused on building awareness and communicating the relevance of the Weight Watchers brand to the male demographic, accounted for 8.2% of the increase in marketing expenses in fiscal 2011 versus the prior year. In addition, we increased our marketing investment in the second and third quarters of fiscal 2011 to support our new program launches and to strengthen recruitment growth during our spring and fall marketing campaigns. This strategy proved to be efficient and successful in driving recruitment of both new and rejoining meeting members and Online subscribers. In the fourth quarter of fiscal 2011, we increased our global spend in the last week of the year in support of our winter 2012 marketing campaigns. In addition, we opportunistically added marketing in the second quarter of fiscal 2011 to leverage positive public relations, such as our ranking as the number one weight-loss diet by U.S. News & World Report magazine.

Notwithstanding all of these strategies and initiatives, our marketing acquisition cost per customer declined by 1.7%, or 3.2% on a constant currency basis, in fiscal 2011 versus the prior year. Our marketing expenses as a percentage of revenues were 16.1% in fiscal 2011 as compared to 15.0% in the prior year, as the revenues from more recent customer acquisitions will accrue over future periods.

Selling, General and Administrative

Selling, general and administrative expenses were $208.5 million for fiscal 2011 versus $183.2 million for fiscal 2010, an increase of $25.3 million, or 13.8%. On a constant currency basis, selling, general and administrative expenses for fiscal 2011 increased by 11.2% versus fiscal 2010. The largest component of the increase was salary related, reflecting higher bonus expense associated with our strong business performance in fiscal 2011. In addition, fiscal 2011 included expense related to growth initiatives including new business development and technology for the development of our mobile platforms. Selling, general and administrative expenses as a percentage of revenues for fiscal 2011 decreased by 120 basis points to 11.5% from 12.6% for fiscal 2010. It should be noted that fiscal 2010 included $4.9 million of selling, general and administrative expense associated with the previously disclosed settlement of a California litigation, which accounted for 34 basis points of the 120 basis point decrease in selling, general and administrative expenses as a percentage of revenues when comparing fiscal 2011 to the prior year.

Operating Income Margin

Our operating income margin in fiscal 2011 increased to 30.0%, up 310 basis points from 26.9% in fiscal 2010. Our operating income margin in fiscal 2010 decreased by 45 basis points as a result of the $6.5 million charge, included in both cost of revenues and selling, general and administrative expense, associated with the previously disclosed settlement of a California litigation. Margin expansion in fiscal 2011 was attributable to the favorable impact on gross margin of operating leverage gained from higher attendances per meeting and strong growth in our higher margin WeightWatchers.com business, where cost of revenues is largely fixed. Marketing expense increased as a percentage of revenues in fiscal 2011 as compared to the prior year, but was offset by the decline in selling, general and administrative expenses as a percentage of revenues in fiscal 2011 as compared to the prior year.

Interest Expense and Other

Interest expense was $59.9 million for fiscal 2011, a decrease of $16.4 million, or 21.5%, from $76.2 million in fiscal 2010. Our average debt outstanding decreased in fiscal 2011 to $1,183 million as compared to $1,415 million in fiscal 2010, including $197.5 million of scheduled repayments since January 2011. In addition, the notional value of our interest rate swaps declined, driving a lower effective interest rate, to 4.62% in fiscal 2011 versus 5.01% in fiscal 2010.

We reported $3.4 million of other expense in fiscal 2011 as compared to $0.9 million of other expense in fiscal 2010, primarily reflecting the impact of foreign currency on intercompany transactions.

Tax

Our effective tax rate was 37.0% for fiscal 2011 as compared to 38.5% for fiscal 2010. For fiscal 2011, we recorded a tax benefit associated with the closure of our Finland business. Excluding this benefit, our effective tax rate for fiscal 2011 would have been 37.8%. The difference in period-over-period effective tax rates after this adjustment is primarily due to the benefit of reversing certain tax reserves upon the expiration of the applicable statutes of limitations.

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

Consolidated Results

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

Meeting Fees

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

In-Meeting Product Sales

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

Other Revenues

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

Cost of Revenues and Gross Margin

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

Operating Income Margin

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

Interest Expense and Other

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

Tax

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

Liquidity and Capital Resources

Balance Sheet Working Capital

Comparing our balance sheet at December 31, 2011 with our balance sheet at January 1, 2011, our working capital deficit decreased by $69.0 million. At December 31, 2011, our working capital deficit was $279.7 million, including $47.5 million of cash and cash equivalents and $124.9 million of current portion of long-term debt. This compared to a working capital deficit at January 1, 2011 of $348.7 million, which included $40.5 million of cash and cash equivalents and $197.5 million of current portion of long-term debt. Excluding the changes in cash and cash equivalents and the current portion of long-term debt from both periods, the working capital deficit at December 31, 2011 was $202.2 million, an increase of $10.5 million versus $191.7 million at January 1, 2011.

The $10.5 million growth in the working capital deficit in fiscal 2011 versus the fiscal 2010 level, excluding the changes in cash and cash equivalents and the current portion of long-term debt, was comprised of increases in operational and other accrued items in fiscal 2011, partially offset by the decrease in the amount of the swap liability. The net increase in the working capital deficit in fiscal 2011 versus fiscal 2010 from operational items, including receivables, inventory, accrued expenses and payables, was $18.9 million. This increase resulted primarily from the combination of an increase in payables and accrued operating expenses of $25.2 million and a

$10.1 million increase in deferred revenue, offset by increases in inventory of $12.9 million and receivables of $3.5 million. The higher payables and accrued operating expenses in fiscal 2011 resulted from increases in marketing expenses and higher accrued performance-based compensation.

In fiscal 2010, payments totaling $29.1 million were made in relation to the accrued liability associated with the previously mentioned adverse UK VAT ruling, thereby decreasing the working capital deficit in fiscal 2010.

Sources and Uses of Cash

Fiscal 2011

At the end of fiscal 2011, cash and cash equivalents were $47.5 million, a decrease of $6.9 million from the end of fiscal 2010. Cash flows provided by operating activities increased by $120.4 million in fiscal 2011 to $401.9 million from $281.5 million in fiscal 2010, largely reflecting the increase in net income of $111.8 million in fiscal 2011, to $304.3 million from $192.5 million in fiscal 2010.

The $401.9 million of cash flows provided by operating activities in fiscal 2011 exceeded fiscal 2011’s $304.3 million net income by $97.6 million. The excess of cash over net income arose primarily from differences between book and cash taxes and other elements of the working capital deficit, as well as from typical non-cash depreciation and amortization expenses. Net cash used for investing and financing activities combined totaled $397.2 million in fiscal 2011. Investing activities, consisting primarily of capital spending, utilized $45.2 million. Capital spending, which totaled $44.8 million in fiscal 2011, has averaged approximately $30.2 million annually over the last three fiscal years and has consisted primarily of information system and website development expenditures, leasehold improvements and furniture and equipment for meeting locations. Net cash used for financing activities totaled $352.0 million and consisted primarily of payments on the revolving credit facility of $174.0 million and long-term debt repayments of $139.3 million, as well as stock repurchases of $34.9 million and dividend payments to our shareholders of $51.6 million.

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

On June 30, 2011, each of the Term A Loan and Revolver I matured and was paid in full satisfaction of obligations thereunder ($29.1 million and $12.1 million, respectively). Following the maturity and payment in full of obligations under the Term A Loan, the term loan facility consisted of the Additional Term A Loan, the Term B Loan, the Term C Loan and the Term D Loan. Following the maturity and payment in full of obligations under Revolver I, the Revolver consisted solely of Revolver II, with a total of $332.6 million of outstanding and available credit. At the end of fiscal 2011, we had $1,051.8 million outstanding under the WWI Credit Facility. In addition, at the end of fiscal 2011, there was $0 outstanding and $331.6 million available under the Revolver.

At the end of fiscal 2011, 2010 and 2009, our debt consisted entirely of variable-rate instruments. Interest rate swaps are entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 2.4%, 2.2% and 1.5% per annum at the end of fiscal 2011, 2010 and 2009, respectively.

The following schedule sets forth our long-term debt obligations (and interest rates, exclusive of the impact of swaps) at December 31, 2011:

Long-Term Debt

At December 31, 2011

(Balances in millions)

	Balance	Alternative Base Rate or LIBOR	Applicable Margin	Interest Rate
Additional Term A Loan due 2013	$148.7	0.625%	0.875%	1.500%
Term B Loan due 2014	238.1	0.625%	1.250%	1.875%
Term C Loan due 2015	426.1	0.625%	2.125%	2.750%
Term D Loan due 2016	238.9	0.625%	2.250%	2.875%

Total Debt	1,051.8
Less Current Portion	124.9

Total Long-Term Debt	$926.9

The WWI Credit Facility provides that term loans and the Revolver bear interest, at our option, at LIBOR plus an applicable margin per annum or the alternative base rate (as defined in the WWI Credit Facility Agreement) plus an applicable margin per annum. At the end of fiscal 2011, the Additional Term A Loan bore interest at a rate equal to LIBOR plus 0.875% per annum; the Term B Loan bore interest at a rate equal to LIBOR plus 1.25% per annum; the Term C Loan bore interest at a rate equal to LIBOR plus 2.125%; the Term D Loan bore interest at a rate equal to LIBOR plus 2.25% per annum; and the Revolver II bore interest at a rate equal to LIBOR plus 2.25% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, at the end of fiscal 2011, we were required to pay a commitment fee to the lenders under the Revolver II with respect to the unused commitments at a rate equal to 0.4375% per annum.

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

We expect to fund the purchase of shares under the Pending Tender Offer and the Pending Share Repurchase through new borrowings under an amendment and extension to the WWI Credit Facility which is anticipated to include new term loans in an aggregate amount of $1.5 billion. We also expect to seek extensions to the maturities in the existing WWI Credit Facility.

Dividends

We have issued a quarterly cash dividend of $0.175 per share of our common stock every quarter for the past several fiscal years. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors it may deem relevant. Our Board of Directors may decide at any time to increase or decrease the amount of dividends or discontinue the payment of dividends based on these factors. The WWI Credit Facility also contains restrictions on our ability to pay dividends on our common stock.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the WWI Credit Facility agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $150.0 million in the aggregate in any fiscal year if net debt to EBITDA (as defined in the WWI Credit Facility agreement) is greater than or equal to 3.75:1 and an investment grade rating date (as defined in the WWI Credit Facility agreement) has not occurred. We do not expect this restriction to impair our ability to pay dividends or make stock repurchases, but it could do so.

Contractual Obligations

We are obligated under non-cancelable operating leases primarily for office and rent facilities. Consolidated rent expense charged to operations under all our leases for fiscal 2011 was approximately $36.5 million.

The following table summarizes our future contractual obligations as of the end of fiscal 2011:

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(in millions)
Long-Term Debt(1)
Principal	$1,051.8	$124.9	$343.7	$583.2	$—
Interest	78.7	18.5	45.4	14.8	—
Operating leases	93.6	25.4	35.0	22.8	10.4
Other long-term obligations(2)	3.5	0.7	1.2	1.3	0.3

Total	$1,227.6	$169.5	$425.3	$622.1	$10.7

(1)	Due to the fact that all of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2011 remains constant for all periods presented.
(2)	“Other long-term obligations” primarily consist of deferred rent costs. The provision for income tax contingencies included in other long-term liabilities on the consolidated balance sheet is not included in the table above due to the fact that the Company is unable to estimate the timing of payment for this liability.

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate. We believe that cash flows from operating activities, together with borrowings available under our Revolver, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements. We expect to fund the purchases in the Pending Tender Offer and the Pending Share Repurchase through new borrowings under an amended and extended version of our existing credit facilities that we are currently negotiating.

Franchise Acquisitions

There have been no key franchise acquisitions since fiscal 2008.

China Joint Venture

In February 2008, we entered into a joint venture with Groupe DANONE S.A. to establish a weight management business in the People’s Republic of China. The joint venture, 51% owned by us and 49% owned by Groupe DANONE, commenced retail operations in China in September 2008.

In April 27, 2011, we acquired the 49% minority equity interest in the joint venture for consideration of $1,000. Effective the date of the acquisition of the minority equity interest, we own 100% of the joint venture.

Stock Transactions

On October 9, 2003, our Board of Directors authorized a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized adding $250.0 million to this program. Under this program, we will not purchase shares held by Artal. This program currently has no expiration date. As of fiscal year-end 2011, $208.9 million remains available to purchase shares of our common stock under this program. From fiscal 2003 through fiscal 2011, we purchased 20.1 million shares of our common stock in the open market for a total purchase price of $791.1 million. No shares were repurchased in fiscal 2009.

On December 18, 2006, we commenced the 2007 Tender Offer in which we sought to acquire up to 8.3 million shares of our common stock at a price between $47.00 and $54.00 per share. Prior to the 2007 Tender Offer, we entered into an agreement with Artal whereby Artal agreed to sell to us, at the same price as was determined in the 2007 Tender Offer, the number of its shares of our common stock necessary to keep its percentage ownership in us at substantially the same level after the 2007 Tender Offer. Artal also agreed not to participate in the 2007 Tender Offer so that it would not affect the determination of the price in the 2007 Tender Offer. The 2007 Tender Offer expired at midnight on January 18, 2007, and on January 26, 2007 we repurchased approximately 8.5 million shares at a price of $54.00 per share. These repurchased shares were comprised of 8.3 million shares that we offered to purchase and approximately 0.2 million shares purchased pursuant to our right to purchase up to an additional 2% of the outstanding shares as of November 30, 2006. On February 2, 2007, we repurchased approximately 10.5 million of Artal’s shares at a purchase price of $54.00 per share pursuant to our prior agreement with Artal. In January 2007, we amended and supplemented our revolving credit facility to finance these repurchases.

On February 23, 2012, we commenced the Pending Tender Offer in which we are seeking to acquire up to $720 million of our common stock at a price between $72.00 and $83.00 per share. Prior to the Pending Tender Offer, we entered into an agreement with Artal Holdings whereby Artal Holdings agreed to sell us, at the same price as determined in the Pending Tender Offer, the number of its shares of our common stock necessary to keep its current percentage ownership in us at substantially the same level after the Pending Tender Offer. Artal Holdings also agreed not to participate in the Pending Tender Offer so that it would not affect the determination of the price in the Pending Tender Offer. The Pending Tender Offer will expire at midnight, New York time, on March 22, 2012, unless we extend it. We have reserved the right to purchase up to an additional 2% of our shares outstanding without amending or extending the Pending Tender Offer. We expect to fund the purchases in the Pending Tender Offer and the Pending Share Repurchase through new borrowings under an amended and extended version of our existing credit facilities that we are currently negotiating. Shares of our common stock purchased pursuant to the Pending Tender Offer and the Pending Share Repurchase will not reduce our existing repurchase program.

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

Related Parties

For a discussion of related party transactions affecting us, see “Item 12. Certain Relationships and Related Transactions, and Director Independence” in Part III of this Annual Report on Form 10-K.

Seasonality

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our operating income for the first half of the year is generally the strongest. Our advertising schedule supports the three key enrollment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. For example, in fiscal 2009, Easter fell on April 12, which meant that our spring marketing campaign began in the second quarter of fiscal 2009 as opposed to beginning in the first quarter as it did in fiscal 2008. The introduction of Monthly Pass in the meetings business has resulted in less seasonality with regard to our meeting fee revenues because its revenues are amortized over the related subscription period. While WeightWatchers.com experiences seasonality similar to the meetings business in terms of new subscriber sign-ups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or the FASB, issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued authoritative guidance requiring companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of the guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an amendment deferring the effective date for the presentation of reclassification adjustments out of accumulated other comprehensive income. Since the guidance amends the disclosure requirements concerning comprehensive income, its adoption will not affect our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued authoritative fair value guidance entitled “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. Some of the amendments included in the guidance clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the full impact of this guidance, but do not expect it to have a material impact on the disclosures in our consolidated financial statements in future filings.

In January 2010, the FASB issued authoritative guidance revising certain disclosure requirements concerning fair value measurements. The guidance requires an entity to disclose separately significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and to disclose the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3, on a gross basis rather than a net basis. These new disclosure requirements were effective for the Company beginning with its first fiscal quarter of 2010, except for the additional disclosure of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. We did not have any such transfers into and out of Levels 1 and 2 during the twelve months ended January 1, 2011. We adopted the guidance based on its effective dates. The adoption of the guidance did not have a material impact on the disclosures in our consolidated financial statements.

In October 2009, new revenue recognition guidance was issued regarding arrangements with multiple deliverables. The new guidance permits companies to recognize revenue from certain deliverables earlier than previously permitted, if certain criteria are met. The new guidance was effective for fiscal years beginning on or after June 15, 2010 and did not have a material impact on our financial position, results of operations or cash flows.

Subsequent Events

On February 23, 2012, we commenced the Pending Tender Offer in which we are seeking to acquire up to $720 million of our common stock at a price between $72.00 and $83.00 per share. Prior to the Pending Tender Offer, we entered into an agreement with Artal Holdings whereby Artal Holdings agreed to sell us, at the same price as determined in the Pending Tender Offer, the number of its shares of our common stock necessary to keep its current percentage ownership in us at substantially the same level after the Pending Tender Offer. Artal Holdings also agreed not to participate in the Pending Tender Offer so that it would not affect the determination of the price in the Pending Tender Offer. The Pending Tender Offer will expire at midnight, New York time, on March 22, 2012, unless we extend it. We have reserved the right to purchase up to an additional 2% of our shares outstanding without amending or extending the Pending Tender Offer. We expect to fund the purchases in the Pending Tender Offer and the Pending Share Repurchase through new borrowings under an amended and extended version of our existing credit facilities that we are currently negotiating.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks relating to interest rate changes and foreign currency fluctuations. As of the end of fiscal 2011, other than as described below, there have been no material changes to the Company’s exposure to market risk since the end of fiscal 2010.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt. As of the end of fiscal 2011, we had entered into interest rate swaps with notional amounts totaling $800.0 million to hedge a substantial portion of our variable rate debt. Our interest rate swap that went effective on January 4, 2010 and terminates on January 27, 2014 had an initial notional amount of $425.0 million, which amount will fluctuate during the term of that swap to a maximum of $755.0 million. Changes in the fair value of these derivatives will be recorded each period in earnings for non-qualifying derivatives or accumulated other comprehensive income (loss) for qualifying derivatives.

Based on the amount of our variable rate debt and interest rate swap agreements as of the end of fiscal 2011, a hypothetical 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $1.3 million.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, the end of fiscal 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 to our consolidated financial statements.

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

Information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K; and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2011:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3) (c)
Equity compensation plans approved by security holders	2,252,568	$32.51	2,767,670
Equity compensation plans not approved by security holders	—	—	—

Total	2,252,568	$32.51	2,767,670

(1)	Consists of 2,024,625 shares of our common stock issuable upon the exercise of outstanding options and 227,943 shares of our common stock issuable upon the vesting of restricted stock units awarded under our 2008 Stock Incentive Plan, or 2008 Plan, our 2004 Stock Incentive Plan, or 2004 Plan, and our 1999 Stock Purchase and Option Plan, or 1999 Plan.
(2)	Includes weighted-average exercise price of stock options outstanding of $36.17 and restricted stock units of $0.
(3)	Consists of shares of our common stock issuable under our 2008 Plan and 2004 Plan pursuant to various awards the Compensation and Benefits Committee may make, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, restricted stock and other equity-based awards. Our 1999 Plan terminated on December 16, 2009 pursuant to its terms and in connection with such termination no additional securities can be issued under the plan. Pursuant to the terms of our 2008 Plan, the number of shares of our common stock available for issuance under the 2008 Plan was increased by 550,272 shares, the remaining number of shares of our common stock with respect to which awards could be granted under the 1999 Plan upon its termination.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Weight Watchers International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page F-1 present fairly, in all material respects, the financial position of Weight Watchers International, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 28, 2012

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	December 31, 2011	January 1, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,469	$40,534
Receivables (net of allowances: December 31, 2011—$5,315 and January 1, 2011—$5,191)	47,175	43,722
Inventories, net	53,437	40,571
Prepaid income taxes	3,071	11,619
Deferred income taxes	24,612	19,800
Prepaid expenses and other current assets	38,762	34,196

TOTAL CURRENT ASSETS	214,526	190,442
Property and equipment, net	41,072	30,930
Franchise rights acquired	764,026	765,864
Goodwill	50,012	51,425
Trademarks and other intangible assets, net	37,461	29,962
Deferred financing costs, net	8,720	13,391
Other noncurrent assets	5,811	9,973

TOTAL ASSETS	$1,121,628	$1,091,987

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$124,933	$197,524
Accounts payable	60,810	39,589
Dividend payable	13,145	13,158
Salaries and wages payable	62,705	48,443
UK Self-employment liability	43,671	40,782
Derivative payable	24,613	39,753
Other accrued liabilities	80,572	86,198
Deferred revenue	83,758	73,688

TOTAL CURRENT LIABILITIES	494,207	539,135
Long-term debt	926,868	1,167,561
Deferred income taxes	100,723	62,807
Other	9,596	13,208

TOTAL LIABILITIES	1,531,394	1,782,711
Commitments and contingencies (Note 13)
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	0	0
Treasury stock, at cost, 38,389 shares at December 31, 2011 and 38,618 shares at January 1, 2011	(1,793,983)	(1,794,066)
Retained earnings	1,378,616	1,103,817
Accumulated other comprehensive income (loss)	5,601	(4,517)

TOTAL WEIGHT WATCHERS INTERNATIONAL, INC. DEFICIT	(409,766)	(694,766)
Noncontrolling interest	0	4,042

TOTAL DEFICIT	(409,766)	(690,724)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,121,628	$1,091,987

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31, 2011	January 1, 2011	January 2, 2010
	(52 weeks)	(52 weeks)	(52 weeks)
Meeting fees, net	$990,296	$819,646	$817,523
Product sales and other, net	429,365	393,635	385,405
Internet revenues	399,495	238,756	195,985

Revenues, net	1,819,156	1,452,037	1,398,913

Cost of meetings, products and other	716,311	621,679	634,932
Cost of Internet revenues	55,705	39,728	36,007

Cost of revenues	772,016	661,407	670,939

Gross profit	1,047,140	790,630	727,974
Marketing expenses	292,350	217,120	200,479
Selling, general and administrative expenses	208,462	183,165	170,845

Operating income	546,328	390,345	356,650
Interest expense	59,850	76,204	66,722
Other expense (income), net	3,386	963	(228)

Income before income taxes	483,092	313,178	290,156
Provision for income taxes	178,748	120,656	115,585

Net income	304,344	192,522	174,571
Net loss attributable to the noncontrolling interest	523	1,713	2,773

Net income attributable to Weight Watchers International, Inc.	$304,867	$194,235	$177,344

Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$4.16	$2.57	$2.30

Diluted	$4.11	$2.56	$2.30

Weighted average common shares outstanding
Basic	73,344	75,661	77,004

Diluted	74,131	75,880	77,117

Dividends declared per common share	$0.70	$0.70	$0.70

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

	Weight Watchers International, Inc.
	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance at January 3, 2009	111,988	$0	35,067	$(1,684,828)	$(28,933)	$826,245	$527	$(886,989)
Investment by noncontrolling interest							5,488	5,488
Comprehensive Income:
Net income / (loss)						177,344	(2,773)	174,571
Translation adjustment, net of taxes of ($4,891)					7,659			7,659
Changes in fair value of derivatives accounted for as hedges, net of taxes of ($8,690)					13,591			13,591

Total Comprehensive Income							(2,773)	195,821

Issuance of treasury stock under stock plans			(120)	485		(1,654)		(1,169)
Tax shortfall of restricted stock units vested and stock options exercised						(1,229)		(1,229)
Cash dividends declared						(53,988)		(53,988)
Compensation expense on share-based awards						8,796		8,796

Balance at January 2, 2010	111,988	$0	34,947	$(1,684,343)	$(7,683)	$955,514	$3,242	$(733,270)

Investment by noncontrolling interest							2,513	2,513
Comprehensive Income:
Net income / (loss)						194,235	(1,713)	192,522
Translation adjustment, net of taxes of ($2,269)					3,549			3,549
Changes in fair value of derivatives accounted for as hedges, net of taxes of $245					(383)			(383)

Total Comprehensive Income							(1,713)	195,688

Issuance of treasury stock under stock plans			(68)	267		(731)		(464)
Tax shortfall of restricted stock units vested and stock options exercised						(1,067)		(1,067)
Cash dividends declared						(52,746)		(52,746)
Purchase of treasury stock			3,739	(109,990)				(109,990)
Compensation expense on share-based awards						8,612		8,612

Balance at January 1, 2011	111,988	$0	38,618	$(1,794,066)	$(4,517)	$1,103,817	$4,042	$(690,724)

Purchase of noncontrolling interest						$(953)	(3,519)	(4,472)
Comprehensive Income:
Net income / (loss)						304,867	(523)	304,344
Translation adjustment, net of taxes of $433					(678)			(678)
Changes in fair value of derivatives accounted for as hedges, net of taxes of $(6,902)					10,796			10,796

Total Comprehensive Income							(523)	314,462

Issuance of treasury stock under stock plans			(1,042)	31,633		8,337		39,970
Tax benefit of restricted stock units vested and stock options exercised						5,093		5,093
Cash dividends declared						(51,612)		(51,612)
Purchase of treasury stock			813	(31,550)				(31,550)
Compensation expense on share-based awards						9,067		9,067

Balance at December 31, 2011	111,988	$0	38,389	(1,793,983)	5,601	1,378,616	$0	$(409,766)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 31, 2011	January 1, 2011	January 2, 2010
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities:
Net income	$304,344	$192,522	$174,571
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,995	29,012	27,875
Amortization of deferred financing costs	4,825	4,659	2,097
Share-based compensation expense	9,067	8,612	8,796
Deferred tax provision	25,291	22,280	38,392
Allowance for doubtful accounts	1,441	2,840	1,220
Reserve for inventory obsolescence, other	13,203	7,917	7,928
Foreign currency exchange rate (gain)/loss	(80)	439	(208)
Loss on disposal of assets	500	0	0
Loss on investment	3,585	0	0
Other items, net	105	(595)	(480)
Changes in cash due to:
Receivables	(3,482)	(6,964)	(1,322)
Inventories	(24,456)	(15,490)	1,624
Prepaid expenses	2,531	14,027	7,651
Accounts payable	17,495	11,855	(5,878)
UK VAT liability	0	(32,486)	(13,474)
UK self-employment liability	2,931	4,081	36,660
Accrued liabilities	6,587	29,822	(10,055)
Deferred revenue	10,555	5,356	6,118
Income taxes	(3,548)	3,597	(16,009)

Cash provided by operating activities	401,889	281,484	265,506

Investing activities:
Capital expenditures	(21,750)	(9,137)	(12,349)
Capitalized software expenditures	(23,086)	(13,057)	(11,090)
Other items, net	(374)	(6,452)	(188)

Cash used for investing activities	(45,210)	(28,646)	(23,627)

Financing activities:
Net (payments)/borrowings on revolver	(174,000)	46,000	(32,000)
Payments on long-term debt	(139,285)	(133,915)	(162,500)
Payment of dividends	(51,624)	(53,409)	(54,078)
Tax benefit of restricted stock units vested and stock options exercised	5,831	60	126
Deferred financing costs	0	(11,483)	(4,058)
Payments to acquire treasury stock	(34,924)	(106,617)	0
Proceeds from stock options exercised	42,040	39	50
Investment and advances from noncontrolling interest	0	2,513	5,496

Cash used for financing activities	(351,962)	(256,812)	(246,964)

Effect of exchange rate changes on cash and cash equivalents and other	2,218	(1,629)	3,900

Net increase/(decrease) in cash and cash equivalents	6,935	(5,603)	(1,185)
Cash and cash equivalents, beginning of fiscal year	40,534	46,137	47,322

Cash and cash equivalents, end of fiscal year	$47,469	$40,534	$46,137

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

As further discussed in Note 3, effective with its formation in February 2008, the Company consolidated the financial statements of Weight Watchers Danone China Limited.

2.	Summary of Significant Accounting Policies

Fiscal Year:

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal years 2011, 2010 and 2009 each contained 52 weeks. WW.com’s fiscal year ends on December 31st of each year. This difference in fiscal years does not have a material effect on the consolidated financial statements.

Use of Estimates:

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to inventories, the impairment analysis for goodwill and other indefinite-lived intangible assets, share-based compensation, income taxes, tax contingencies and litigation. The Company bases its estimates on historical experience and on various other factors and assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts could differ from these estimates.

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

Foreign currency gains and losses arising from the translation of intercompany receivables with the Company’s international subsidiaries are recorded as a component of other expense (income), net, unless the receivable is considered long-term in nature, in which case the foreign currency gains and losses are recorded as a component of comprehensive income (loss).

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

Goodwill and Intangible Assets:

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years. The Company reviews goodwill and other indefinite-lived intangible assets, including franchise rights acquired, for potential impairment on at least an annual basis or more often if events so require. The Company performed fair value impairment testing as of the end of fiscal 2011 and fiscal 2010 on its goodwill and other indefinite-lived intangible assets and determined that the carrying amounts of these assets did not exceed their respective fair values, and therefore, no impairment existed. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows, growth rates and discount rates. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In the event such a decrease occurred, the Company would be required to record a corresponding charge, which would impact earnings. The Company would also be required to reduce the carrying amounts of the related assets on its balance sheet. The Company continues to evaluate these estimates and assumptions and believes that these assumptions are appropriate.

In performing the impairment analysis for franchise rights acquired, the fair value for the Company’s franchise rights acquired is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the franchise rights acquired and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the unit of accounting for those franchise rights. In determining the appropriate unit of accounting, the Company has concluded that the unit of accounting for each franchise right acquired is the country corresponding to the acquired franchise territory. The carrying values of these franchise rights acquired in the United States, Canada, United Kingdom, Australia/New Zealand and other countries at December 31, 2011 were $656,638, $70,688, $16,575, $15,171 and $4,954, respectively, totaling $764,026.

The Company estimates future cash flows for each unit of accounting by utilizing the historical cash flows attributable to the rights in that country and then applying a growth rate using a blend of the historical operating

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

income growth rates for such country and expected future operating income growth rates for such country. The Company utilizes operating income as the basis for measuring its potential growth because it believes it is the best indicator of the performance of its business. For fiscal 2011, the blended growth rates used in the Company’s discounted cash flow analysis ranged from approximately 3% to approximately 20%. For fiscal 2010, the blended growth rates used in the Company’s discounted cash flow analysis ranged from approximately 5% to approximately 26%. The Company then discounts the estimated future cash flows utilizing a discount rate. The discount rate is calculated using the average cost of capital, which includes the cost of equity and the cost of debt. The cost of equity is determined by combining a risk-free rate of return and a market risk premium. The risk-free rate of return is generally determined based on the average rate of long-term Treasury securities. The market risk premium is generally determined by reviewing external market data. When appropriate, the Company further adjusts the resulting combined rate to account for certain entity-specific factors such as maturity of the market in order to determine the utilized discount rate. The cost of debt is the Company’s average borrowing rate for the period. The discount rates used in the Company’s fiscal 2011 year-end impairment test and fiscal 2010 year-end impairment test averaged approximately 11.3% and 10.5%, respectively.

At the end of fiscal 2011, the Company estimated that approximately 90% of the carrying value of its franchise rights acquired had a fair value of at least three times their respective carrying amounts. In the United States, the region which held approximately 86% of the franchise rights acquired, the aggregate fair value of the Company’s franchise rights acquired was approximately three times the aggregate carrying value. Given that there is a significant difference between the fair value and carrying value of the Company’s franchise rights acquired, the Company believes there are currently no reasonably likely changes in assumptions that would cause an impairment.

The Company expenses all software costs (including website development costs) incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing software (including website development costs), once the development has reached the application development stage. Application development stage costs generally include software configuration, coding, installation to hardware and testing. These costs are amortized over their estimated useful life of 3 years for website development costs and from 3 to 5 years for all other software costs. All costs incurred for upgrades, maintenance and enhancements, including the cost of website content, which do not result in additional functionality, are expensed as incurred.

Revenue Recognition:

WWI earns revenue by conducting meetings, selling products in its meetings and to its franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements and selling advertising space in and copies of its magazines. WWI charges non-refundable registration fees in exchange for an introductory information session and materials it provides to new members in its meetings business. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Revenue from meeting fees, product sales, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customers, and commissions and royalties are earned. Advertising revenue is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. Deferred revenue, consisting of prepaid meeting fees, such as Monthly Pass, and magazine subscription revenue, is amortized into revenue over the period earned. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

WW.com primarily generates revenue from monthly subscriptions for its Internet subscription products. Subscription fee revenues are recognized over the period that products are provided. One-time sign-up fees are deferred and recognized over the expected customer relationship period. Subscription fee revenues that are paid in advance are deferred and recognized on a straight-line basis over the subscription period. Online advertising revenue is recognized when the advertisement is viewed by the user of the website.

The Company grants refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid.

Advertising Costs:

Advertising costs consist primarily of national and local direct mail, television, online media and spokesperson’s fees. All costs related to advertising are expensed in the period incurred, except for media production related costs, which are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 were $283,674, $208,604 and $190,999, respectively.

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

The Company recognizes the fair value of all derivative instruments as either assets or liabilities on the balance sheet. The Company has designated and accounted for interest rate swaps as cash flow hedges of its variable-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The fair value of the Company’s interest rate swaps is reported in derivative payable and prepaid expenses and other current assets on its balance sheet. See Note 15 for a further discussion regarding the fair value of the Company’s interest rate swaps. The net effect of the interest payable and receivable under the Company’s interest rate swaps is included in interest expense on the statement of income.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Investments:

The Company uses the cost method to account for investments in which it holds 20% or less of the investee’s voting stock and over which it does not have significant influence.

Deferred Financing Costs:

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. During the fiscal year ended January 1, 2011, the Company incurred deferred financing costs of $11,483 associated with the refinancing of the WWI Credit Facility (as defined in Note 6). Such costs are being amortized using the straight-line method over the term of the related debt. Amortization expense for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 was $4,825, $4,659 and $2,097, respectively.

Comprehensive Income:

Comprehensive income represents the change in shareholders’ deficit resulting from transactions other than shareholder investments and distributions. The Company’s comprehensive income includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations. At December 31, 2011 and January 1, 2011, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was $(13,322) and $(24,118), respectively. At December 31, 2011 and January 1, 2011, the cumulative balance of the effects of foreign currency translations, net of taxes, was $18,923 and $19,601, respectively.

Reclassification:

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Acquisitions of Franchisees and Minority Equity Interest in China Joint Venture

Acquisitions of Franchisees

The acquisitions of franchisees have been accounted for under the purchase method of accounting and, accordingly, earnings have been included in the consolidated operating results of the Company since their dates of acquisition. There have been no key franchise acquisitions during fiscal 2011, 2010 or 2009.

Acquisition of Minority Equity Interest in China Joint Venture

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

On April 27, 2011, Weight Watchers Asia entered into a share purchase agreement with Danone Asia, pursuant to which Weight Watchers Asia acquired Danone Asia’s 49% minority equity interest in the China Joint Venture as of that date for consideration of $1. Effective April 27, 2011, the date of the acquisition of Danone

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Asia’s minority equity interest by Weight Watchers Asia, the Company owns 100% of the China Joint Venture and no longer accounts for a non-controlling interest in the China Joint Venture. The noncontrolling interest that had been reflected on the Company’s balance sheet was reclassified to retained earnings.

4.	Goodwill and Other Intangible Assets

The Company performed its annual impairment review of goodwill and other indefinite-lived intangible assets as of December 31, 2011 and January 1, 2011 and determined that no impairment existed. Goodwill is due mainly to the acquisition of the Company by H.J. Heinz Company (“Heinz”) in 1978 and the acquisition of WW.com in 2005. For the year ended December 31, 2011, the change in goodwill is due to the closing of the Company’s Finland business and foreign currency fluctuations. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the year ended December 31, 2011, franchise rights acquired decreased due to foreign currency fluctuations.

The Company’s goodwill by reportable segment at the end of fiscal 2011 and fiscal 2010 was $23,812 and $25,225, respectively, related to the WWI segment and $26,200 related to the WW.com segment for both years, totaling $50,012 and $51,425, respectively.

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $16,545, $14,894, and $13,664 for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

The carrying amount of finite-lived intangible assets as of December 31, 2011 and January 1, 2011 was as follows:

	December 31, 2011		January 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	67,223	$44,003	$52,293	$34,423
Trademarks	10,006	9,276	9,813	8,952
Website development costs	43,987	30,747	35,245	24,350
Other	7,033	6,762	7,033	6,697

	$128,249	$90,788	$104,384	$74,422

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

2012	$14,630
2013	$11,466
2014	$7,355
2015	$3,241
2016	$665

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.	Property and Equipment

The components of property and equipment were:

	December 31, 2011	January 1, 2011
Leasehold improvements	$44,322	$35,706
Equipment	95,928	82,398

	140,250	118,104
Less: Accumulated depreciation and amortization	(99,178)	(87,174)

	$41,072	$30,930

Depreciation and amortization expense of property and equipment for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 was $14,450, $14,118 and $14,211, respectively.

6.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	December 31, 2011		January 1, 2011
	Balance	Effective Rate	Balance	Effective Rate
Revolver I due 2011	$0	3.25%	$1,674	3.25%
Revolver I due 2011	0	1.29%	56,565	1.29%
Revolver II due 2014	0	4.75%	3,326	4.75%
Revolver II due 2014	0	2.76%	112,435	2.83%
Term A Loan due 2011	0	1.31%	58,250	1.35%
Additional Term A Loan due 2013	148,749	1.30%	209,053	1.36%
Term B Loan due 2014	238,125	1.65%	240,000	1.86%
Term C Loan due 2015	426,075	2.55%	443,117	2.65%
Term D Loan due 2016	238,852	2.56%	240,665	2.65%

Total Debt	1,051,801	2.15%	1,365,085	2.01%
Less Current Portion	124,933		197,524

Total Long-Term Debt	$926,868		$1,167,561

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

At December 31, 2011, the Company had $1,051,801 outstanding under the WWI Credit Facility, all of which was comprised of term loans. Revolver II had $0 outstanding and $331,620 available.

At December 31, 2011, the Additional Term A Loan bore interest at a rate equal to LIBOR plus 0.875% per annum; the Term B Loan bore interest at a rate equal to LIBOR plus 1.25% per annum; the Term C Loan bore interest at a rate equal to LIBOR plus 2.125% per annum; the Term D Loan bore interest at a rate equal to LIBOR plus 2.25% per annum; and the Revolver II bore interest at a rate equal to LIBOR plus 2.25% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, at the end of fiscal 2011, the Company was required to pay a commitment fee to the lenders under the Revolver II with respect to the unused commitments at a rate equal to 0.4375% per annum.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At the end of fiscal 2011, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all the assets of the Company collateralize the WWI Credit Facility.

The Company amended the WWI Credit Facility on June 26, 2009 to allow it to make loan modification offers to all lenders of any tranche of term loans or revolving loans to extend the maturity date of such loans and/or reduce or eliminate the scheduled amortization. Any such loan modifications would be effective only with respect to such tranche of term loans or revolving loans and only with respect to those lenders that accept the Company’s offer. Loan modification offers may be accompanied by increased pricing and/or fees payable to accepting lenders. This amendment also provides for up to an additional $200,000 of incremental term loan financing through the creation of a new tranche of term loans, provided that the aggregate principal amount of such new term loans cannot exceed the amount then outstanding under the Company’s existing revolving credit facility. In addition, the proceeds from such new tranche of term loans must be used solely to repay certain outstanding revolving loans and permanently reduce the commitments of certain revolving lenders. In connection with this amendment, the Company incurred fees of $4,058 during fiscal 2009.

On April 8, 2010, the Company amended the WWI Credit Facility pursuant to a loan modification offer to all lenders of all tranches of term loans and revolving loans to, among other things, extend the maturity date of such loans. In connection with this amendment, certain lenders converted a total of $454,480 of their outstanding term loans under the Term A Loan ($151,775) and Additional Term A Loan ($302,705) into term loans under the new Term C Loan which matures on June 30, 2015 (or 2013, upon the occurrence of certain events described in the WWI Credit Facility agreement), and a total of $241,875 of their outstanding term loans under the Term B Loan into term loans under the new Term D Loan which matures on June 30, 2016. In addition, certain lenders converted a total of $332,647 of their outstanding Revolver I commitments into commitments under the new

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revolver II which terminates on June 30, 2014 (or 2013, upon the occurrence of certain events described in the WWI Credit Facility agreement), including a proportionate amount of their outstanding Revolver I loans into Revolver II loans. Following these conversions of a total of $1,029,002 of loans and commitments, at April 8, 2010, the Company had the same amount of debt outstanding under the WWI Credit Facility and amount of availability under the Revolver as it had immediately prior to such conversions. In connection with this loan modification offer, the Company incurred fees of $11,483 during the second quarter of fiscal 2010.

See Note 19 for discussion regarding the February 2012 financing related to the pending tender offer and the pending share repurchase.

Maturities

At December 31, 2011, the aggregate amounts of the Company’s existing long-term debt maturing in each of the next five years are as follows:

2012	$124,933
2013	79,103
2014	264,555
2015	354,037
2016	229,173

$1,051,801

7.	Treasury Stock

On October 9, 2003, the Company’s Board of Directors authorized, and the Company announced, a program to repurchase up to $250,000 of the Company’s outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, the Company’s Board of Directors authorized, and the Company announced, adding $250,000 to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings and its parents and subsidiaries under the program. The repurchase program currently has no expiration date.

During the fiscal years ended December 31, 2011 and January 1, 2011, the Company purchased 813 and 3,739 shares of its common stock, respectively, in the open market under the repurchase program for a total cost of $31,550 and $109,990, respectively. During the fiscal year ended January 2, 2010, the Company did not purchase any shares of its common stock.

See Note 19 for discussion regarding the pending tender offer and the pending share repurchase.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended:

	December 31,	January 1,	January 2,
	2011	2011	2010
Numerator:
Net income attributable to Weight Watchers International, Inc.	$304,867	$194,235	$177,344

Denominator:
Weighted average shares of common stock outstanding	73,344	75,661	77,004
Effect of dilutive common stock equivalents	787	219	113

Weighted average diluted common shares outstanding	74,131	75,880	77,117

EPS attributable to Weight Watchers International, Inc.
Basic	$4.16	$2.57	$2.30

Diluted	$4.11	$2.56	$2.30

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 188, 2,223 and 2,045 for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

9.	Stock Plans

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

Under the 2008 Plan, grants may take the following forms at the Compensation and Benefit Committee’s discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock and other share-based awards. As of its effective date, the maximum number of shares of common stock available for grant under the 2008 Plan was 3,000, subject to increase and adjustment as set forth in the 2008 Plan. Pursuant to the terms of the 2008 Plan, the number of shares of our common stock available for issuance under the 2008 Plan was increased by 550, the remaining number of shares of our common stock with respect to which awards could be granted under the 1999 Plan upon its termination.

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

Under the Stock Plans, the Company also grants fully-vested shares of its common stock to certain members of its Board of Directors. While these shares are fully vested, beginning with stock grants made in the fourth quarter of 2006, the directors are restricted from selling these shares while they are still serving on the Company’s Board of Directors. During the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, the Company granted 13, 19, and 20 fully-vested shares, respectively, and recognized compensation expense of $772, $595 and $527, respectively.

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for these plans was $9,067, $8,612 and $8,796 for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively. Such amounts have been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $2,895, $2,662 and $2,997 for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively. No compensation costs were capitalized. As of December 31, 2011, there was $14,494 of total unrecognized compensation cost related to stock options and RSUs granted under the Stock Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

While the Stock Plans permit various types of awards, other than the aforementioned shares issued to directors, grants under the plans have historically been either non-qualified stock options or RSUs. The following describes some further details of these awards.

Stock Option Awards

Pursuant to the option components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received stock options. The options are exercisable based on the terms outlined in the agreements. The options vest over a period of three to five years and the expiration terms range from five to ten years. Options outstanding at December 31, 2011 have an exercise price between $4.04 and $79.55 per share.

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

	December 31, 2011	January 1, 2011	January 2, 2010
Dividend yield	1.8%	1.8%	1.6%
Volatility	33.6%	31.4%	31.6%
Risk-free interest rate	1.5% – 2.8%	2.0% – 3.4%	2.2% – 3.1%
Expected term (years)	6.5	6.4	6.5

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

A summary of option activity under the Stock Plans for the year ended December 31, 2011 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,728	$35.65
Granted	295	$63.38
Exercised	(976)	$43.05
Canceled	(22)	$30.51

Outstanding at December 31, 2011	2,025	$36.17	7.4	$40,705

Exercisable at December 31, 2011	553	$45.08	5.4	$5,493

The weighted-average grant-date fair value of options granted was $20.44, $7.80 and $6.00 for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 respectively. The total intrinsic value of options exercised was $27,808, $462 and $536 for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

Cash received from options exercised during the years ended December 31, 2011, January 1, 2011 and January 2, 2010 was $42,040, $39 and $50, respectively. The tax benefits realized from options exercised and RSUs vested totaled $11,309, $516 and $1,190 for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

Restricted Stock Units

Pursuant to the restricted stock components of the Stock Plans, the Company has granted RSUs to certain employees. The RSUs vest over a period of three to five years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of RSU activity under the Stock Plans for the year ended December 31, 2011 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2011	226	$31.37
Granted	91	$64.32
Vested	(82)	$44.36
Forfeited	(7)	$32.33

Outstanding at December 31, 2011	228	$39.93

The weighted-average grant-date fair value of RSUs granted was $64.32, $25.69 and $19.86 for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively. The total fair value of RSUs vested during the years ended December 31, 2011, January 1, 2011 and January 2, 2010 was $3,657, $2,341 and $6,098, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.	Income Taxes

The following tables summarize the Company’s consolidated provision for US federal, state and foreign taxes on income:

	December 31, 2011	January 1, 2011	January 2, 2010
Current:
US federal	$121,860	$68,126	$71,409
State	18,298	11,462	11,734
Foreign	13,299	18,693	(5,950)

	$153,457	$98,281	$77,193

Deferred:
US federal	$23,410	$20,115	$25,302
State	2,675	2,299	2,892
Foreign	(794)	(39)	10,198

	$25,291	$22,375	$38,392

Total tax provision	$178,748	$120,656	$115,585

The components of the Company’s consolidated income before income taxes consist of the following:

	December 31, 2011	January 1, 2011	January 2, 2010
Domestic	$400,310	$236,864	$256,405
Foreign	82,782	76,314	33,751

	$483,092	$313,178	$290,156

The difference between the US federal statutory tax rate and the Company’s consolidated effective tax rate are as follows:

	December 31, 2011	January 1, 2011	January 2, 2010
US federal statutory rate	35.0%	35.0%	35.0%
Federal and state tax reserve provision	(0.6)	0.7	0.4
States income taxes (net of federal benefit)	3.0	3.0	3.5
Foreign taxes	(0.4)	(0.9)	(1.0)
Increase in valuation allowance	0.5	0.7	1.8
Loss on closure of Finland	(0.8)	0.0	0.0
Other	0.3	0.0	0.1

Effective tax rate	37.0%	38.5%	39.8%

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The deferred tax assets and liabilities recorded on the Company’s consolidated balance sheets are as follows:

	December 31, 2011	January 1, 2011
Provision for estimated expenses	$7,514	$6,807
Operating loss carryforwards	29,676	29,068
Salaries and wages	7,663	4,104
Share-based compensation	6,339	8,960
Other comprehensive income	0	2,811
Other	7,183	6,451
Less: valuation allowance	(25,781)	(24,989)

Total deferred tax assets	$32,594	$33,212

Depreciation	$(2,740)	$(165)
Other comprehensive income	(3,659)	0
Amortization	(102,306)	(76,054)

Total deferred tax liabilities	$(108,705)	$(76,219)

Net deferred tax liabilities	$(76,111)	$(43,007)

Certain foreign operations of the Company have generated net operating loss carryforwards. If it has been determined that it is more likely than not that the deferred tax assets associated with these net operating loss carryforwards will not be utilized, a valuation allowance has been recorded. As of December 31, 2011 and January 1, 2011, various foreign subsidiaries had net operating loss carryforwards of approximately $105,575 and $107,411, respectively, most of which can be carried forward indefinitely.

The Company’s undistributed earnings of foreign subsidiaries are not considered to be reinvested permanently. Accordingly, the Company has recorded all taxes, after taking into account foreign tax credits, on the undistributed earnings of foreign subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31, 2011	January 1, 2011	January 2, 2010
Balance at beginning of year	$15,794	$12,897	$11,086
Additions based on tax positions related to the current year	1,537	2,115	1,811
Additions based on tax positions of prior years	0	782	0
Reductions for tax positions of prior years	(11,901)	0	0
Settlements	(390)	0	0

Balance at end of year	$5,040	$15,794	$12,897

At December 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $4,129. As of December 31, 2011, given the nature of the Company’s uncertain tax positions, it is reasonably possible that there will not be a significant change in the Company’s uncertain tax benefits within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $2,582 and $2,838 of accrued interest and penalties at December 31, 2011 and January 1, 2011, respectively. The Company recognized ($256), $780 and $403 in interest and penalties during the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. At December 31, 2011, with few exceptions, the Company was no longer subject to US federal, state or local income tax examinations by tax authorities for years prior to 2008, or non-US income tax examinations by tax authorities for years prior to 2004.

11.	Employee Benefit Plans

The Company sponsors the Second Amended and Restated Weight Watchers Savings Plan (the “Savings Plan”) for salaried and certain hourly US employees of the Company. The Savings Plan is a defined contribution plan that provides for employer matching contributions up to 100% of the first 3% of an employee’s eligible compensation that is contributed to the Savings Plan. Expense related to these contributions for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 was $2,627, $1,819 and $2,486, respectively.

During fiscal 2011, the Company received a favorable determination letter from the IRS that qualifies the Savings Plan under Section 401(a) of the Internal Revenue Code.

Pursuant to the Savings Plan, the Company also sponsors a profit sharing plan (the “Profit Sharing Plan”) for all full-time salaried US employees who are eligible to participate in the Savings Plan (except for certain senior management personnel). The Profit Sharing Plan provides for a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Profit Sharing Plan has a discretionary supplemental employer contribution component that is determined annually by the Compensation and Benefits Committee of the Company’s Board of Directors. Expense related to these contributions for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 was $3,704, $3,157 and $3,361, respectively.

For certain US senior management personnel, the Company sponsors the Amended and Restated Weight Watchers Executive Profit Sharing Plan (“EPSP”). Under the IRS definition, the EPSP is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the Company made on the employees’ behalf instead of an individual account with a cash balance. The EPSP provides for a guaranteed employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The EPSP has a discretionary supplemental employer contribution component that is determined annually by the Compensation and Benefits Committee of the Company’s Board of Directors. The account is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense related to this commitment for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 was $2,369, $1,719 and $1,620, respectively.

12.	Cash Flow Information

	December 31, 2011	January 1, 2011	January 2, 2010
Net cash paid during the year for:

Interest expense	$52,591	$71,602	$81,968
Income taxes	$144,925	$75,389	$86,081

Dividends declared but not yet paid at year-end	$13,145	$13,158	$13,786

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.	Commitments and Contingencies

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

In September 2007, the Company appealed to the UK First Tier Tribunal (Tax Chamber) (formerly known as the UK VAT and Duties Tribunal and hereinafter referred to as the “First Tier Tribunal”) HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company. In February 2010, the First Tier Tribunal issued a ruling that the Company’s UK leaders should have been classified as employees for UK tax purposes and, as such, the Company should have withheld tax from its leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for the Company. The Company appealed the First Tier Tribunal’s adverse ruling to the UK Upper Tribunal (Tax and Chancery Chamber) (the “Upper Tribunal”), and in October 2011, the Upper Tribunal issued a ruling dismissing the Company’s appeal. The Company is currently seeking permission from the UK Court of Appeal to appeal the Upper Tribunal’s ruling.

In December 2011, HMRC’s claim in respect of NIC was amended to increase the claimed amount for the period April 2002 to April 2007 and include the interest accrued thereon through December 2011. In addition, in February 2012, HMRC asserted a claim in respect of PAYE for the period April 2007 to April 2011 similar to what it had claimed for the period April 2001 to April 2007. The Company plans to appeal this PAYE claim to the First Tier Tribunal.

In light of the First Tier Tribunal’s adverse ruling and in accordance with accounting guidance for contingencies, the Company recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. On a quarterly basis, beginning in the first quarter of fiscal 2010 and through the second quarter of fiscal 2011, the Company recorded a reserve for UK withholding taxes with respect to its UK leaders consistent with this ruling. The reserve at the end of the second quarter of fiscal 2011 equaled approximately $43,671 in the aggregate based on the exchange rates at the end of fiscal 2011. As of the beginning of the third quarter of fiscal 2011, the Company employs its UK leaders and therefore has ceased recording any further reserves for this matter. In addition, we do not currently expect additional reserves will be required in connection with the December 2011 amended NIC claim and the February 2012 PAYE claim by HMRC, as reserves had previously been made for these amounts.

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

Hanson-Kelly & Jackson v. Weight Watchers North America, Inc. and Weight Watchers International, Inc.

In January 2010, a lawsuit was filed in the U.S. District Court for the Middle District of North Carolina by two leaders alleging violations of certain federal and North Carolina wage and hour laws on behalf of themselves, and, if approved by the court, other leaders and receptionists in North Carolina since January 25, 2007. In this matter, the plaintiffs are seeking unpaid wages and certain other damages. In April 2010, the Company filed a Motion to Dismiss the claim for unpaid wages under the North Carolina wage and hour laws. The court has not ruled yet on this Motion. Although the Company disagrees with the allegations that it has violated federal and North Carolina wage and hour laws and the Company believes it has valid defenses with respect to this matter, litigation is inherently unpredictable. At this time, the Company does not expect its results of operations, financial condition or cash flows to be materially adversely affected by this action in any particular period, and the Company has not made any provision for losses in connection with it.

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

Lease Commitments

Minimum rental commitments under non-cancelable operating leases, primarily for office and rental facilities, at December 31, 2011, consist of the following:

2012	$25,414
2013	19,649
2014	15,343
2015	13,466
2016	9,329
2017 and thereafter	10,404

Total	$93,605

Total rent expense charged to operations under these leases for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 was $36,572, $35,152 and $34,772, respectively.

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

Information about the Company’s reportable operating segments is as follows:

	Year Ended December 31, 2011
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,415,352	$403,804	$0	$1,819,156
Intercompany revenue	38,154	0	(38,154)	0

Total revenue	$1,453,506	$403,804	(38,154)	$1,819,156

Depreciation and amortization	$34,347	$1,473	$0	$35,820

Operating income	$378,117	$168,211	$0	$546,328

Interest expense				59,850
Other expense, net				3,386
Provision for taxes				178,748

Net income				$304,344

Total assets	$1,025,586	$390,349	(294,307)	$1,121,628

	Year Ended January 1, 2011
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,210,995	$241,042	$0	$1,452,037
Intercompany revenue	22,801	0	(22,801)	0

Total revenue	$1,233,796	$241,042	$(22,801)	$1,452,037

Depreciation and amortization	$30,068	$3,603	$0	$33,671

Operating income	$303,138	$87,207	$0	$390,345

Interest expense				76,204
Other expense, net				963
Provision for taxes				120,656

Net income				$192,522

Total assets	$1,124,382	$261,912	$(294,307)	$1,091,987

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended January 2, 2010
	WWI	WW.com	Intercompany Eliminations	Consolidated
Revenues from external customers	$1,201,123	$197,790	$0	$1,398,913
Intercompany revenue	18,793	0	(18,793)	0

Total revenue	$1,219,916	$197,790	$(18,793)	$1,398,913

Depreciation and amortization	$25,088	$4,884	$0	$29,972

Operating income	$293,382	$63,268	$0	$356,650

Interest expense				66,722
Other income, net				(228)
Provision for taxes				115,585

Net income				$174,571

Total assets	$1,202,767	$179,049	$(294,307)	$1,087,509

The following table presents information about the Company’s sources of revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of US export sales.

	Revenues for the Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
NACO meeting fees	$686,758	$545,289	$546,957
International Company-owned meeting fees	303,538	274,357	270,566
Product sales	334,303	304,961	292,086
Franchise royalties	14,461	12,133	13,078
Internet revenues	399,495	238,756	195,985
Other	80,601	76,541	80,241

	$1,819,156	$1,452,037	$1,398,913

	Revenues for the Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
North America	$1,261,277	$957,598	$915,789
United Kingdom	192,903	176,714	178,579
Continental Europe	231,377	250,844	248,773
Australia, New Zealand and other	133,599	66,881	55,772

	$1,819,156	$1,452,037	$1,398,913

	Long-Lived Assets
	December 31, 2011	January 1, 2011	January 2, 2010
North America	$845,197	$830,422	$832,012
United Kingdom	19,067	18,535	17,015
Continental Europe	8,437	7,506	6,931
Australia, New Zealand and other	19,870	21,718	21,703

	$892,571	$878,181	$877,661

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.	Fair Value Measurements

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter. As of December 31, 2011, and January 1, 2011, the fair value of the Company’s long-term debt was approximately $1,041,086 and $1,358,738, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 16 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at December 31, 2011	$0	$0	$0	$0
Interest rate swap asset at January 1, 2011	$0	$0	$0	$0
Interest rate swap liability at December 31, 2011	$24,613	$0	$24,613	$0
Interest rate swap liability at January 1, 2011	$39,753	$0	$39,753	$0

The Company did not have any transfers into or out of Levels 1 and 2, and did not maintain any assets or liabilities classified as Level 3, during the fiscal years ended December 31, 2011 and January 1, 2011.

16.	Derivative Instruments and Hedging

As of December 31, 2011 and January 1, 2011, the Company had in effect interest rate swaps with notional amounts totaling $800,000 and $1,110,000, respectively. In January 2009, the Company entered into a forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. During the term of this forward-starting interest rate swap, the notional amount will fluctuate. The initial notional amount was $425,000 and the highest notional amount will be $755,000.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company is hedging forecasted transactions for periods not exceeding the next five years. At December 31, 2011, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income (loss) will be reclassified to the statement of income within the next 12 months due to hedge ineffectiveness.

As of December 31, 2011 and January 1, 2011, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amounts of $13,322 ($21,840 before taxes) and $24,118 ($39,539 before taxes), respectively. For the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 there were no fair value adjustments recorded in the statements of income since all hedges were considered qualifying and effective.

The Company expects approximately $8,332 ($13,659 before taxes) of derivative losses included in accumulated other comprehensive income (loss) at December 31, 2011, based on current market rates, will be reclassified into earnings within the next 12 months.

17.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations for the fiscal years ended December 31, 2011 and January 1, 2011.

	For the Fiscal Quarters Ended
	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011
Fiscal year ended December 31, 2011
Revenues, net	$503,432	$486,013	$428,434	$401,277
Gross profit	283,142	287,150	251,183	225,665
Operating income	135,731	155,330	138,299	116,968
Net income	73,177	86,856	80,650	63,661
Net income attributable to the Company	73,593	86,963	80,650	63,661

Basic EPS atributable to the Company	$1.01	$1.19	$1.10	$0.87

Diluted EPS attributable to the Company	$1.00	$1.17	$1.09	$0.86

	For the Fiscal Quarters Ended
	April 3, 2010	July 3, 2010	October 2, 2010	January 1, 2011
Fiscal year ended January 1, 2011
Revenues, net	$387,997	$376,742	$330,606	$356,692
Gross profit	211,683	211,671	178,509	188,767
Operating income	91,427	112,158	90,447	96,313
Net income	44,086	55,943	44,010	48,483
Net income attributable to the Company	44,577	56,306	44,437	48,915

Basic EPS atributable to the Company	$0.58	$0.73	$0.59	$0.66

Diluted EPS attributable to the Company	$0.58	$0.73	$0.59	$0.66

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

In the fourth quarter of fiscal 2010, the Company paid the UK VAT assessment that had been previously accrued and reversed the remaining reserve related to this matter in the amount of approximately $2,028. The amount was recorded as a benefit to revenue.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

As discussed in further detail in Note 13, in the third quarter of fiscal 2010, the Company recorded a reserve of $6,500 related to a lawsuit filed by one of its former leaders alleging violations of certain California wage and hour laws.

18.	Recently Issued Accounting Pronouncements

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

In June 2011, the FASB issued authoritative guidance requiring companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of the guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an amendment deferring the effective date for the presentation of reclassification adjustments out of accumulated other comprehensive income. Since the guidance amends the disclosure requirements concerning comprehensive income, its adoption will not affect the consolidated financial position, results of operations or cash flows of the Company.

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

In January 2010, the FASB issued authoritative guidance revising certain disclosure requirements concerning fair value measurements. The guidance requires an entity to disclose separately significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and to disclose the reasons for such transfers. It also requires the presentation of purchases, sales, issuances and settlements within Level 3, on a gross basis rather than a net basis. These new disclosure requirements were effective for the Company beginning with its first fiscal quarter of 2010, except for the additional disclosure of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The Company did not have any such transfers into and out of Levels 1 and 2 during the twelve months ended January 1, 2011. The Company adopted the guidance based on its effective dates. The adoption of the guidance did not have a material impact on the disclosures in its consolidated financial statements.

In October 2009, new revenue recognition guidance was issued regarding arrangements with multiple deliverables. The new guidance permits companies to recognize revenue from certain deliverables earlier than previously permitted, if certain criteria are met. The new guidance was effective for fiscal years beginning on or after June 15, 2010 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19.	Subsequent Events

Pending Tender Offer and Pending Share Repurchase

On February 23, 2012, the Company commenced a tender offer in which it is seeking to acquire up to $720,000 of its common stock at a price between $72.00 and $83.00 per share (the “Pending Tender Offer”). Prior to the Pending Tender Offer, the Company entered into an agreement with Artal Holdings whereby Artal Holdings agreed to sell to the Company, at the same price as was determined in the Pending Tender Offer, the number of its shares of the Company’s common stock necessary to keep its current percentage ownership interest in the Company at substantially the same level after the Pending Tender Offer (the “Pending Share Repurchase”). Artal Holdings also agreed not to participate in the Pending Tender Offer so that it would not affect the determination of the price in the Pending Tender Offer. The Pending Tender Offer will expire at midnight, New York time, on March 22, 2012, unless the Company extends it. The Company has reserved the right to purchase up to an additional 2% of the Company’s shares outstanding without amending or extending the Pending Tender Offer.

A condition to the Pending Tender Offer is the consummation of financing, on terms satisfactory to the Company, resulting in aggregate proceeds to the Company that are sufficient to fund the purchase of shares under the Pending Tender Offer and the Pending Share Repurchase.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
FISCAL YEAR ENDED DECEMBER 31, 2011
Allowance for doubtful accounts	$5,191	$1,441	$—	$(1,317)	$5,315
Inventory and other reserves	$3,948	$13,203	$—	$(9,754)	$7,397
Tax valuation allowance	$24,989	$2,512	$970	$(2,690)	$25,781

FISCAL YEAR ENDED JANUARY 1, 2011
Allowance for doubtful accounts	$3,762	$2,840	$—	$(1,411)	$5,191
Inventory and other reserves	$5,368	$7,917	$—	$(9,337)	$3,948
Tax valuation allowance	$21,967	$2,162	$982	$(122)	$24,989

FISCAL YEAR ENDED JANUARY 2, 2010
Allowance for doubtful accounts	$3,513	$1,220	$—	$(971)	$3,762
Inventory and other reserves	$4,274	$7,928	$—	$(6,834)	$5,368
Tax valuation allowance	$16,118	$5,212	$652	$(15)	$21,967

(1)	Primarily represents the utilization of established reserves, net of recoveries, where applicable.

S-1

EXHIBIT INDEX

Exhibit Number	Description
**3.1	Amended and Restated Articles of Incorporation of Weight Watchers International, Inc. (filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 001-16769) as filed on January 6, 2012, and incorporated herein by reference).

**3.2	Articles of Amendment to the Articles of Incorporation, as Amended and Restated, of Weight Watchers International, Inc. to Create a New Series of Preferred Stock Designated as Series B Junior Participating Preferred Stock, adopted as of November 14, 2001 (filed as Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 001-16769) as filed on January 6, 2012, and incorporated herein by reference).

**3.3	Amended and Restated By-laws of Weight Watchers International, Inc., as amended through November 12, 2002, (filed as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 001-16769) as filed on January 6, 2012, and incorporated herein by reference).

**4.1	Specimen of stock certificate representing Weight Watchers International, Inc.’s common stock, no par value (filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 001-16769) as filed on January 6, 2012, and incorporated herein by reference).

**10.1	License Agreement, dated as of September 29, 1999, between WW Foods, LLC and Weight Watchers International, Inc. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

**10.2	LLC Agreement, dated as of September 29, 1999, between H.J. Heinz Company and Weight Watchers International, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

**10.3	Operating Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

†**10.4	1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2000 (File No. 001-16769), and incorporated herein by reference).

†**10.5	Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2004 (File No. 001-16769), and incorporated herein by reference).

†**10.6	Amendment to Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.7	Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2008 (File No. 001-16769), and incorporated herein by reference).

**10.8	Corporate Agreement, dated as of November 5, 2001, between Weight Watchers International, Inc. and Artal Luxembourg, S.A. (filed as Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).

Exhibit Number	Description
**10.9	Amendment, dated as of July 1, 2005, to the Corporate Agreement, dated as of November 5, 2001, by and between Weight Watchers International, Inc. and Artal Luxembourg, S.A. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 001-16769), and incorporated herein by reference).

**10.10	Registration Rights Agreement, dated as of September 29, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and Artal Luxembourg, S.A. (filed as Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001, and incorporated herein by reference).

†**10.11	Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (Chief Executive Officer, Chief Financial Officer and General Counsel) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011 (File No. 001-16769), and incorporated herein by reference).

†**10.12	Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (certain executive officers) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011 (File No. 001-16769), and incorporated herein by reference).

**10.13	Principal Stockholders Agreement among Weight Watchers International, Inc., WeightWatchers.com, Inc. and Artal Luxembourg, S.A., dated as of June 13, 2005 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.14	Form of Term Sheet for Employee Stock Awards and Form of Terms and Conditions for Employee Stock Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries, the Weight Watchers International, Inc. 2004 Stock Incentive Plan and the Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.15	Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries, the Weight Watchers International, Inc. 2004 Stock Incentive Plan and the Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-16769), and incorporated herein by reference).

**10.16	Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., JPMorgan Chase Bank, N.A., JPMorgan Securities, Inc., The Bank of Nova Scotia and various financial institutions (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.17	Form of Directors Restricted Stock Agreement for Weight Watchers International, Inc. non-employee director restricted stock issued under the Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.18	Summary of Non-Employee Director Compensation (filed as Exhibit 10 to the Company’s Current Report on Form 8-K, as filed on July 18, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.19	Statement of Amendments to the 1999 Stock Purchase and Option Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
†**10.20	Statement of Amendments to the Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.21	Statement of Amendments to the Executive Profit Sharing Plan (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006 (File No. 001-16769), and incorporated herein by reference).

**10.22	First Amendment, dated as of January 26, 2007, to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., JPMorgan Chase Bank, N.A., JPMorgan Securities Inc., The Bank of Nova Scotia and various financial institutions (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on January 26, 2007 (File No. 001-16769), and incorporated herein by reference).

**10.23	Supplement, dated as of January 26, 2007, to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., JPMorgan Chase Bank, N.A., JPMorgan Securities Inc., The Bank of Nova Scotia and various financial institutions (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on January 26, 2007 (File No. 001-16769), and incorporated herein by reference).

†**10.24	Amended and Restated Weight Watchers Executive Profit Sharing Plan, effective as of January 1, 2005 (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (File No. 001-16769), and incorporated herein by reference).

**10.25	Share Purchase Agreement, dated April 27, 2011, between Danone Dairy Asia and Weight Watchers Asia Holdings Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 28, 2011 (File No. 001-16769), and incorporated herein by reference).

**10.26	Intellectual Property License Agreement, dated as of July 7, 2008, by and between Weight Watchers International, Inc. and Weight Watchers Danone China Limited (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008 (File No. 001-16769), and incorporated herein by reference).

†**10.27	Offer Letter, dated as of April 26, 2010, by and between Weight Watchers International, Inc. and David Burwick (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 001-16769), and incorporated herein by reference).

†**10.28	Amended and Restated Statement of Principal Terms and Conditions of Employment, dated as of February 27, 2009, by and between Weight Watchers International, Inc. and Melanie (Stubbing) Stack (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.29	Second Amendment, dated as of June 26, 2009, to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., as borrower, the lenders party thereto, and The Bank of Nova Scotia, as the administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on July 1, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.30	Amendment to Agreements, dated as of October 1, 2002, by and between Weight Watchers International, Inc., WW Foods, LLC and H.J. Heinz Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.31	Amendment to Operating Agreement, dated August 4, 2009, by and between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
**10.32	Loan Modification Agreement, dated as of April 8, 2010, relating to the Sixth Amended and Restated Credit Agreement, dated as of May 8, 2006, among Weight Watchers International, Inc., as Borrower, the lenders party thereto, and The Bank of Nova Scotia, as the Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 9, 2010 (File No. 001-16769), and incorporated herein by reference).

†**10.33	Letter Agreement, dated as of December 22, 2011, between Weight Watchers International, Inc. and Ann Sardini (filed as Exhibit (d) (19) to the Company’s Tender Offer Statement on Schedule TO, as filed on February 23, 2012 (File No. 005-78065), and incorporated herein by reference).

†*10.34	Amendment to Amended and Restated Statement of Principal Terms and Conditions of Employment dated as of February 27, 2009, dated as of January 30, 2012, between Weight Watchers International, Inc. and Melanie (Stubbing) Stack.

**10.35	Stock Purchase Agreement, dated as of February 14, 2012, by and between Weight Watchers International, Inc. and Artal Holdings Sp. z o.o., Succursale de Luxembourg (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on February 16, 2012 (File No. 001-16769), and incorporated herein by reference).

*21.1	Subsidiaries of Weight Watchers International, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by David P. Kirchhoff, President and Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Ann M. Sardini, Chief Financial Officer.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: February 28, 2012	By:	/S/ DAVID P. KIRCHHOFF
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2012	By:	/S/ DAVID P. KIRCHHOFF
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 28, 2012	By:	/S/ ANN M. SARDINI
Ann M. Sardini
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 28, 2012	By:	/S/ RAYMOND DEBBANE
Raymond Debbane
Director

Date: February 28, 2012	By:	/S/ PHILIPPE J. AMOUYAL
Philippe J. Amouyal
Director

Date: February 28, 2012	By:	/S/ JOHN F. BARD
John F. Bard
Director

Date: February 28, 2012	By:	/S/ MARSHA JOHNSON EVANS
Marsha Johnson Evans
Director

Date: February 28, 2012	By:	/S/ JONAS M. FAJGENBAUM
Jonas M. Fajgenbaum
Director

Date: February 28, 2012	By:	/S/ SACHA LAINOVIC
Sacha Lainovic
Director

Date: February 28, 2012	By:	/S/ KIMBERLY ROY TOFALLI
Kimberly Roy Tofalli
Director

Date: February 28, 2012	By:	/S/ CHRISTOPHER J. SOBECKI
Christopher J. Sobecki
Director