Form 10-Q
period 2012-03-31
WEIGHT WATCHERS INTERNATIONAL INC
filed 2012-05-10
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of common stock outstanding as of April 30, 2012 was 55,540,137.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$79,611	$47,469
Receivables, net	43,986	47,175
Inventories, net	45,585	53,437
Prepaid income taxes	3,904	3,071
Deferred income taxes	24,505	24,612
Prepaid expenses and other current assets	33,701	38,762

TOTAL CURRENT ASSETS	231,292	214,526

Property and equipment, net	52,070	41,072
Franchise rights acquired	766,439	764,026
Goodwill	50,018	50,012
Trademarks and other intangible assets, net	39,051	37,461
Deferred financing costs, net	31,457	8,720
Other noncurrent assets	5,796	5,811

TOTAL ASSETS	$1,176,123	$1,121,628

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$128,037	$124,933
Payable to related party	778,902	0
Accounts payable	49,587	60,810
Dividend payable	9,853	13,145
Derivative payable	21,355	24,613
UK self-employment liability	13,653	43,671
Accrued liabilities	150,793	140,573
Income taxes payable	15,728	2,704
Deferred revenue	121,246	83,758

TOTAL CURRENT LIABILITIES	1,289,154	494,207

Long-term debt	1,622,751	926,868
Deferred income taxes	110,535	100,723
Other	10,480	9,596

TOTAL LIABILITIES	3,032,920	1,531,394

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	0	0
Treasury stock, at cost, 46,953 shares at March 31, 2012 and 38,389 shares at December 31, 2011	(2,510,786)	(1,793,983)
Retained earnings	646,372	1,378,616
Accumulated other comprehensive income	7,617	5,601

TOTAL DEFICIT	(1,856,797)	(409,766)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,176,123	$1,121,628

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2012	April 2, 2011
Meeting fees, net	$252,508	$268,912
Product sales and other, net	124,082	142,555
Internet revenues	126,945	91,965

Revenues, net	503,535	503,432

Cost of meetings, products and other	199,444	207,189
Cost of Internet revenues	15,726	13,101

Cost of revenues	215,170	220,290

Gross profit	288,365	283,142

Marketing expenses	130,318	95,665
Selling, general and administrative expenses	55,273	51,746

Operating income	102,774	135,731

Interest expense	13,167	18,173
Other income, net	(509)	(470)
Early extinguishment of debt	1,328	0

Income before income taxes	88,788	118,028

Provision for income taxes	34,183	44,851

Net income	54,605	73,177
Net loss attributable to the noncontrolling interest	0	416

Net income attributable to Weight Watchers International, Inc.	$54,605	$73,593

Earnings per share attributable to Weight Watchers International, Inc.
Basic	$0.74	$1.01

Diluted	$0.74	$1.00

Weighted average common shares outstanding
Basic	73,343	72,919

Diluted	74,164	73,709

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income	$54,605	$73,177
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $237 and $713, respectively	212	1,116
Current period changes in fair value of derivatives, net of tax of $1,152 and $4,147, respectively	1,802	6,486

Total other comprehensive income	2,014	7,602

Comprehensive income	56,619	80,779
Comprehensive loss attributable to the noncontrolling interest	0	416

Comprehensive income attributable to Weight Watchers International, Inc.	$56,619	$81,195

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 31, 2012	April 2, 2011
Cash provided by operating activities	$110,754	$184,056

Investing activities:
Capital expenditures	(16,329)	(2,215)
Capitalized software expenditures	(4,607)	(4,317)
Other items, net	(46)	108

Cash used for investing activities	(20,982)	(6,424)

Financing activities:
Proceeds from new term loans	726,000	0
Payments of long-term debt	(27,012)	(114,137)
Payment of dividends	(13,012)	(12,974)
Payments to acquire treasury stock	(724,316)	(34,924)
Deferred financing costs	(24,810)	0
Proceeds from stock options exercised	8,049	18,135
Tax benefit from restricted stock units vested and stock options exercised	2,289	1,245

Cash used for financing activities	(52,812)	(142,655)

Effect of exchange rate changes on cash and cash equivalents and other	(4,818)	1,735

Net increase in cash and cash equivalents	32,142	36,712
Cash and cash equivalents, beginning of period	47,469	40,534

Cash and cash equivalents, end of period	$79,611	$77,246

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

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2011, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.	Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements:

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on the periodic testing of goodwill for impairment. This guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In June 2011, the FASB issued authoritative guidance requiring companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of the guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued an amendment deferring the effective date for the presentation of reclassification adjustments out of accumulated other comprehensive income. The Company adopted the provisions of this guidance in the first quarter of fiscal 2012, and such adoption did not affect the consolidated financial position, results of operations or cash flows of the Company.

In May 2011, the FASB issued authoritative fair value guidance entitled “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. Some of the amendments included in the guidance clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the provisions of this guidance in the first quarter of fiscal 2012, and such adoption did not have a material impact on the disclosures in its consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Reclassification:

Certain prior year amounts have been reclassified to conform to the current period presentation.

For a discussion of the Company’s other significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for fiscal 2011.

3.	Acquisitions of Franchisees and Minority Equity Interest in China Joint Venture

Acquisitions of Franchisees

The acquisitions of franchisees have been accounted for under the purchase method of accounting and, accordingly, earnings of acquired franchisees have been included in the consolidated operating results of the Company since the applicable date of acquisition. There have been no key franchise acquisitions since fiscal 2008.

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

On April 27, 2011, Weight Watchers Asia entered into a share purchase agreement with Danone Asia, pursuant to which Weight Watchers Asia acquired Danone Asia’s 49% minority equity interest in the China Joint Venture as of that date for consideration of $1. Effective April 27, 2011, the date of the acquisition of Danone Asia’s minority equity interest by Weight Watchers Asia, the Company owns 100% of the China Joint Venture and no longer accounts for a non-controlling interest in the China Joint Venture. The noncontrolling interest that had been reflected on the Company’s balance sheet was reclassified to retained earnings.

4.	Goodwill and Intangible Assets

For the three months ended March 31, 2012, the change in goodwill was due to foreign currency fluctuations. The Company’s goodwill by reportable segment at March 31, 2012 was $23,818 related to its WWI segment and $26,200 related to its WW.com segment. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the three months ended March 31, 2012, the change in franchise rights acquired was due to foreign currency fluctuations.

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $4,329 and $3,856 for the three months ended March 31, 2012 and April 2, 2011, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The carrying amount of finite-lived intangible assets as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$70,649	$46,671	$67,223	$44,003
Trademarks	10,034	9,357	10,006	9,276
Website development costs	46,553	32,548	43,987	30,747
Other	7,033	6,642	7,033	6,762

	$134,269	$95,218	$128,249	$90,788

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2012	$11,403
Fiscal 2013	$13,088
Fiscal 2014	$9,100
Fiscal 2015	$4,134
Fiscal 2016	$1,222

5.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	March 31, 2012		December 31, 2011
	Balance	Effective Rate	Balance	Effective Rate
Term A-1 Loan due January 26, 2013	$95,564	1.50%	$148,749	1.30%
Term B Loan due January 26, 2014	130,475	1.87%	238,125	1.65%
Term C Loan due June 30, 2015	118,617	2.75%	426,075	2.55%
Term D Loan due June 30, 2016	119,124	2.87%	238,852	2.56%
Term E Loan due March 15, 2017	460,860	2.85%	—	—
Term F Loan due March 15, 2019	826,148	4.00%	—	—

Total Debt	1,750,788	2.56%	1,051,801	2.15%
Less Current Portion	128,037		124,933

Total Long-Term Debt	$1,622,751		$926,868

The Company’s credit facilities consist of certain term loan facilities and revolving credit facilities (collectively, the “WWI Credit Facility”). During the first quarter of fiscal 2012, the composition of the WWI Credit Facility changed as a result of the Company amending and restating the WWI Credit Facility to, among other things, extend the maturity of certain of the Company’s term loan facilities and the revolving credit facility and to obtain new commitments for the borrowing of an additional $1,449,397 of term loans to finance the purchases of shares of the Company’s common stock in the Tender Offer and from Artal Holdings (each as defined below in Note 6).

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Immediately prior to the amendment of the WWI Credit Facility, the term loan facilities consisted of a tranche A-1 loan (“Term A-1 Loan”), a tranche B loan (“Term B Loan”), a tranche C loan (“Term C Loan”), and a tranche D loan (“Term D Loan”), and a revolving credit facility (“Revolver A-1”). The aggregate principal amount then outstanding under (i) the Term A-1 Loan was $128,648, (ii) the Term B Loan was $237,500, (iii) the Term C Loan was $420,394 and (iv) the Term D Loan was $238,247. Immediately prior to the amendment of the WWI Credit Facility, the Revolver A-1 had no loans outstanding under it, $1,027 of issued but undrawn letters of credit and $331,620 in available unused commitments thereunder.

Following the amendment of the WWI Credit Facility on March 15, 2012, (i) $33,083 in aggregate principal amount of the Term A-1 Loan and $301,777 in aggregate principal amount of the Term C Loan were converted into, and $849,397 in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche E loan (“Term E Loan”), (ii) $107,025 in aggregate principal amount of the Term B Loan and $119,123 in aggregate principal amount of the Term D Loan were converted into, and $600,000 in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche F loan (“Term F Loan”), and (iii) $261,971 in aggregate principal amount of commitments under the Revolver A-1 were converted into a new revolving credit facility (“Revolver A-2”). The loans outstanding under each term loan facility existing prior to the amendment of the WWI Credit Facility and the loans and commitments outstanding under the Revolver A-1, in each case that were not converted into the Term E Loan, the Term F Loan or the Revolver A-2, as applicable, continued to remain outstanding under the WWI Credit Facility as the Term A-1 Loan, the Term B Loan, the Term C Loan, the Term D Loan or the Revolver A-1, as applicable. On March 27, 2012, the Company borrowed an aggregate of $726,000 under the Term E Loan and the Term F Loan to finance the purchase of shares in the Tender Offer and to pay a portion of the related fees and expenses. On April 9, 2012, the Company borrowed an aggregate of approximately $723,397 under the Term E Loan to finance the purchase of shares from Artal Holdings. At March 31, 2012, the Company had $1,750,788 outstanding under the WWI Credit Facility, which consisted entirely of outstanding term loans. In addition, at March 31, 2012, the Revolver A-1 had $218 in issued but undrawn letters of credit outstanding thereunder and $70,458 in available unused commitments thereunder and the Revolver A-2 had $809 in issued but undrawn letters of credit outstanding thereunder and $261,162 in available unused commitments thereunder. In connection with this amendment, the Company incurred fees of $25,425 during the three months ended March 31, 2012.

At March 31, 2012 and December 31, 2011, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The average interest rate on the Company’s debt, exclusive of the impact of swaps, was approximately 3.18% and 2.40% per annum at March 31, 2012 and December 31, 2011, respectively.

The WWI Credit Facility provides that term loans and the loans outstanding under the Revolver A-1 and the Revolver A-2 bear interest at a rate per annum equal to either, at the Company’s option, the LIBO Rate (Reserve Adjusted) (as defined in the WWI Credit Facility agreement) plus an applicable margin or the Alternate Base Rate (as defined in the WWI Credit Facility agreement) plus an applicable margin, which applicable margins will vary depending on the Company’s Net Debt to EBITDA Ratio (as defined in the WWI Credit Facility agreement) from time to time in effect. At March 31, 2012, the Term A-1 Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 0.875% per annum; the Term B Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 1.25% per annum; the Term C Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.125%; the Term D Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term E Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term F Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 3.00% per annum; had any loans under the Revolver A-1 been outstanding, they would have borne interest at a rate equal to either the LIBO Rate (Reserve Adjusted) plus 2.25% per annum or the Alternate Base Rate plus 1.25% per annum; and had any loans under the Revolver A-2 been outstanding, they would have borne interest at a rate equal to either the LIBO Rate (Reserve Adjusted) plus 2.25% per annum or the Alternate Base Rate plus 1.25% per annum. For purposes of calculating the interest rate on the Term F Loan the LIBO Rate (Reserve Adjusted) will always be at least 1.00% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, the Company

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

is required to pay an undrawn commitment fee to the lenders under each of the Revolver A-1 and the Revolver A-2 with respect to the unused commitments under each such facility at a rate that is dependent on the Company’s Net Debt to EBITDA Ratio from time to time in effect. As of March 31, 2012, the applicable commitment fee rate for the Revolver A-1 was 0.4375% per annum and for the Revolver A-2 was 0.4000% per annum.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At March 31, 2012, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all of the Company’s assets secure the WWI Credit Facility.

The WWI Credit Facility allows the Company to make loan modification offers to all lenders of any tranche of term loans or revolving commitments to extend the maturity date of such loans and/or commitments and/or reduce or eliminate the scheduled amortization. Any such loan modifications would be effective only with respect to such tranche of term loans or revolving commitments and only with respect to those lenders that accept the Company’s offer. Loan modification offers may be accompanied by increased pricing and/or fees payable to accepting lenders. The WWI Credit Facility also allows for up to an additional $400,000 of incremental financing through the creation of either new tranches of term loans or through an increase in commitments under the Revolver A-2, in each case to be provided to the Company under the WWI Credit Facility. The incremental capacity is uncommitted and the Company must find lenders to provide any such financing prior to incurrence. In addition, the Company may incur up to an additional $200,000 of incremental term loans through the creation of a new tranche of term loans, provided that the aggregate principal amount of such new term loans cannot exceed the amount then outstanding under its existing revolving credit facilities and the proceeds from such new tranche of term loans must be used solely to repay certain outstanding revolving loans and permanently reduce the commitments of certain revolving lenders.

6.	Treasury Stock

On February 23, 2012, the Company commenced a “modified Dutch auction” tender offer for up to $720,000 in value of its common stock at a purchase price not less than $72.00 and not greater than $83.00 per share (the “Tender Offer”). Prior to the Tender Offer, on February 14, 2012, the Company entered into an agreement (the “Purchase Agreement”) with Artal Holdings Sp. z o.o., Succursale de Luxembourg (“Artal Holdings”) whereby Artal Holdings agreed to sell to the Company, at the same price as was determined in the Tender Offer, such number of its shares of the Company’s common stock that, upon the closing of this purchase after the completion of the Tender Offer, Artal Holdings’ percentage ownership in the outstanding shares of the Company’s common stock would be substantially equal to its level prior to the Tender Offer. Artal Holdings also agreed not to participate in the Tender Offer so that it would not affect the determination of the purchase price of the shares in the Tender Offer.

The Tender Offer expired at midnight, New York time, on March 22, 2012, and on March 28, 2012 the Company repurchased 8,780 shares at a purchase price of $82.00 per share. On April 9, 2012, the Company repurchased 9,499 of Artal Holdings’ shares at a purchase price of $82.00 per share pursuant to the Purchase Agreement. In March 2012, the Company amended and extended the WWI Credit Facility to finance these repurchases. See Note 5.

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

During the three months ended March 31, 2012, the Company purchased no shares of its common stock in the open market under the repurchase program. During the three months ended April 2, 2011, the Company purchased 814 shares of its common stock in the open market under the repurchase program for a total cost of $31,550. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement was not made pursuant to the Company’s existing stock repurchase program.

7.	Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended
	March 31, 2012	April 2, 2011
Numerator:
Net income attributable to Weight Watchers International, Inc.	$54,605	$73,593

Denominator:
Weighted average shares of common stock outstanding	73,343	72,919
Effect of dilutive common stock equivalents	821	790

Weighted average diluted common shares outstanding	74,164	73,709

EPS attributable to Weight Watchers International, Inc.:
Basic	$0.74	$1.01

Diluted	$0.74	$1.00

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 129 and 352 for the three months ended March 31, 2012 and April 2, 2011, respectively.

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

9.	Income Taxes

The effective tax rates for the three months ended March 31, 2012 and April 2, 2011 were 38.5% and 38.0%, respectively. For the three months ended March 31, 2012, the primary differences between the US federal statutory tax rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower rates in certain foreign jurisdictions. For the three months ended April 2, 2011, the primary differences between the US federal statutory tax rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower rates in certain foreign jurisdictions and the reversal of certain tax reserves due to the expiration of the applicable statutes of limitations.

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

In September 2007, the Company appealed to the UK First Tier Tribunal (Tax Chamber) (formerly known as the UK VAT and Duties Tribunal and hereinafter referred to as the “First Tier Tribunal”) HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company. In February 2010, the First Tier Tribunal issued a ruling that the Company’s UK leaders should have been classified as employees for UK tax purposes and, as such, the Company should have withheld tax from its leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for the Company. The Company appealed the First Tier Tribunal’s adverse ruling to the UK Upper Tribunal (Tax and Chancery Chamber) (the “Upper Tribunal”), and in October 2011, the Upper Tribunal issued a ruling dismissing the Company’s appeal. In January 2012, the Company sought permission from the UK Court of Appeal to appeal the Upper Tribunal’s ruling, which the UK Court of Appeal refused in March 2012. In March 2012, the Company applied to the UK Court of Appeal for an oral hearing to seek permission to appeal to the UK Upper Tribunal, which was granted in April 2012 and will be held in June 2012.

In December 2011, HMRC’s claim in respect of NIC was amended to increase the claimed amount for the period April 2002 to April 2007 and include the interest accrued thereon through December 2011. In addition, in February 2012, HMRC asserted a claim in respect of PAYE for the period April 2007 to April 2011 similar to what it had claimed for the period April 2001 to April 2007. The Company is currently appealing this PAYE claim with the First Tier Tribunal and the First Tier Tribunal has directed that the appeal be stayed until following the decision of the UK Court of Appeal with respect to the Company’s appeal of the UK Upper Tribunal’s ruling.

In light of the First Tier Tribunal’s adverse ruling and in accordance with accounting guidance for contingencies, the Company recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. On a quarterly basis, beginning in the first quarter of fiscal 2010 and through the second quarter of fiscal 2011, the Company recorded a reserve for UK withholding taxes with respect to its UK leaders consistent with this ruling. The reserve at the end of the second

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

quarter of fiscal 2011 equaled approximately $43,671 in the aggregate based on the exchange rates at the end of fiscal 2011. As of the beginning of the third quarter of fiscal 2011, the Company employs its UK leaders and therefore has ceased recording any further reserves for this matter. In addition, the Company does not currently expect additional reserves will be required in connection with the December 2011 amended NIC claim and the February 2012 PAYE claim by HMRC, as reserves had previously been made for these amounts. In February 2012, the Company paid HMRC, on a without prejudice basis, a portion of the amount previously reserved equal to approximately $30,018 based on the exchange rates at the payment date for estimated amounts claimed to be owed by the Company with respect to PAYE and interest thereon for the period April 2001 to July 2011. The reserve at the end of the first quarter of fiscal 2012 equaled approximately $13,653 in the aggregate based on the exchange rates at the end of the first quarter of fiscal 2012.

Hanson-Kelly & Jackson v. Weight Watchers North America, Inc. and Weight Watchers International, Inc.

In January 2010, a lawsuit was filed in the U.S. District Court for the Middle District of North Carolina by two leaders alleging violations of certain federal and North Carolina wage and hour laws on behalf of themselves, and, if approved by the court, other leaders and receptionists in North Carolina since January 25, 2007. In this matter, the plaintiffs sought unpaid wages and certain other damages. In April 2010, the Company filed a Motion to Dismiss the claim for unpaid wages under the North Carolina wage and hour laws. In February 2012, the parties engaged in mediation and reached an agreement in principle to resolve the case for a de minimis amount. The court approved the settlement agreement negotiated by the parties, and the case was dismissed with prejudice in April 2012.

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

As of March 31, 2012 and April 2, 2011, the Company had in effect interest rate swaps with notional amounts totaling $755,000 and $977,500, respectively. In January 2009, the Company entered into a forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. During the term of this forward-starting interest rate swap, the notional amount will fluctuate. The initial notional amount was $425,000 and the highest notional amount will be $755,000.

The Company is hedging forecasted transactions for periods not exceeding the next five years. At March 31, 2012, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income will be reclassified to the Statement of Net Income within the next 12 months due to hedge ineffectiveness.

As of March 31, 2012 and April 2, 2011, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive income in the amounts of $11,521 ($18,886 before taxes) and $17,633 ($28,907 before taxes), respectively. For the three months ended March 31, 2012 and April 2, 2011, there were no fair value adjustments recorded in the Statement of Net Income since all hedges were considered qualifying and effective.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company expects approximately $7,334 ($12,022 before taxes) of derivative losses included in accumulated other comprehensive income at March 31, 2012, based on current market rates, will be reclassified into earnings within the next 12 months.

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of March 31, 2012 and April 2, 2011, the fair value of the Company’s long-term debt was approximately $1,742,151 and $1,250,304, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at March 31, 2012	$0	$0	$0	$0
Interest rate swap asset at December 31, 2011	$0	$0	$0	$0
Interest rate swap liability at March 31, 2012	$21,355	$0	$21,355	$0
Interest rate swap liability at December 31, 2011	$24,613	$0	$24,613	$0

13.	Segment Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable segments is as follows:

	Three Months Ended March 31, 2012
	WWI	WW.com	Intercompany Eliminations	Consolidated
Total revenue	$375,342	$128,193	$0	$503,535

Depreciation and amortization	$7,475	$2,524	$0	$9,999

Operating income	$57,312	$45,462	$0	$102,774

Interest expense				13,167
Early extinguishment of debt				1,328
Other income, net				(509)
Provision for taxes				34,183

Net income				$54,605

	Three Months Ended April 2, 2011
	WWI	WW.com	Intercompany Eliminations	Consolidated
Total revenue	$409,823	$93,609	$0	$503,432

Depreciation and amortization	$6,257	$2,473	$0	$8,730

Operating income	$97,501	$38,230	$0	$135,731

Interest expense				18,173
Other income, net				(470)
Provision for taxes				44,851

Net income				$73,177

There has not been a material change in total assets from the Company’s Annual Report on Form 10-K for fiscal 2011.

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

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Quarterly Report on Form 10-Q:

•	“fiscal 2008” refers to our fiscal year ended January 3, 2009;

•	“fiscal 2009” refers to our fiscal year ended January 2, 2010;

•	“fiscal 2010” refers to our fiscal year ended January 1, 2011;

•	“fiscal 2011” refers to our fiscal year ended December 31, 2011;

•	“fiscal 2012” refers to our fiscal year ended December 29, 2012;

•	“fiscal 2013” refers to our fiscal year ended December 28, 2013;

•	“fiscal 2014” refers to our fiscal year ended January 3, 2015;

•	“fiscal 2015” refers to our fiscal year ended January 2, 2016; and

•	“fiscal 2016” refers to our fiscal year ended December 31, 2016.

The following terms used in this Quarterly Report on Form 10-Q are our trademarks: Weight Watchers®, PointsPlus® and ProPoints®.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2011 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively, the “Consolidated Financial Statements”).

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

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2011. Our critical accounting policies have not changed since the end of fiscal 2011.

RESULTS OF OPERATIONS

OVERVIEW

Fiscal 2011 was a year of revenue and volume growth in all fiscal quarters as compared to the prior year periods. We began fiscal 2011 with a customer base that had grown by more than 20% since the beginning of fiscal 2010 and throughout the year experienced accelerated period-over-period volume growth in our North American and UK meetings and Weight Watchers.com businesses. The momentum of our new program launches, ProPoints in North America and PointsPlus in our other English-speaking markets, and strong marketing and public relations efforts drove this accelerated growth and historically high volumes in fiscal 2011.

The first quarter of fiscal 2012 had the challenge of being compared against the historically high levels of recruitment growth and related results we experienced in the first quarter of fiscal 2011. Total paid weeks continued to grow, up 12.2% in the quarter versus the prior year period, but at a slower rate than the 39.7% we experienced in the first quarter of fiscal 2011 versus the prior year period. Growth in Online revenues in the first quarter of fiscal 2012 versus the prior year period was almost fully offset by revenue declines in the meetings business. Gross margin for the first quarter of fiscal 2012 improved to 57.3% from 56.2% in the first quarter of fiscal 2011. In addition, investments in strategic growth initiatives resulted in an increase in both marketing expenses and selling, general and administrative expenses as a percentage of revenues in the first quarter of fiscal 2012 versus the prior year period. As a result of these investments, operating income margin for the first quarter of fiscal 2012 declined to 20.4% from 27.0% in the first quarter of fiscal 2011.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED APRIL 2, 2011

The table below sets forth selected financial information for the first quarter of fiscal 2012 from our consolidated statements of net income for the three months ended March 31, 2012 versus selected financial information for the first quarter of fiscal 2011 from our consolidated statements of income for the three months ended April 2, 2011:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Three Months Ended
	March 31, 2012	April 2, 2011	Increase/ (Decrease)	% Change
Revenues, net	$503.5	$503.4	$0.1	0.0%

Cost of revenues	215.2	220.3	(5.1)	(2.3%)

Gross profit	288.4	283.1	5.2	1.8%
Gross Margin %	57.3%	56.2%

Marketing expenses	130.3	95.7	34.7	36.2%

Selling, general & administrative expenses	55.3	51.7	3.5	6.8%

Operating income	102.8	135.7	(32.9)	(24.3%)
Operating Income Margin %	20.4%	27.0%

Interest expense	13.2	18.2	(5.0)	(27.5%)
Other income, net	(0.5)	(0.5)	—	6.0%
Early extinguishment of debt	1.3	—	1.3	—

Income before income taxes	88.8	118.0	(29.2)	(24.8%)

Provision for income taxes	34.2	44.9	(10.7)	(23.8%)

Net income	54.6	73.2	(18.6)	(25.4%)
Net loss attributable to the noncontrolling interest	—	0.4	(0.4)	(100.0%)

Net income attributable to the Company	$54.6	$73.6	$(19.0)	(25.8%)

Weighted average diluted shares outstanding	74.2	73.7	0.5	0.6%

Diluted EPS	$0.74	$1.00	$(0.26)	(26.3%)

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Net revenues were $503.5 million in the first quarter of fiscal 2012, as compared to $503.4 million in the first quarter of fiscal 2011. Excluding the impact of foreign currency, which negatively impacted our revenues for the first quarter of fiscal 2012 by $2.6 million, net revenues in the first quarter of fiscal 2012 grew 0.5% versus the prior year period. Revenue growth in the first quarter of fiscal 2012 was driven primarily by WeightWatchers.com which benefited from a higher active subscriber base at the start of fiscal 2012 as compared to fiscal 2011 and effective marketing in the first quarter of fiscal 2012. Our Continental European meetings business, which benefited from new marketing strategies, also contributed to revenue growth. This growth was almost completely offset by revenue declines in the NACO and UK meetings businesses as they cycled against the momentum from their new program launches in late 2010 and strong marketing and public relations efforts in the first quarter of fiscal 2011. In addition, in the first quarter of fiscal 2012, execution challenges associated with introducing the Monthly Pass commitment plan to NACO’s small account portion of its corporate business, as well as an ineffective advertising campaign in our UK meetings business, negatively impacted revenue growth.

The combination of the above factors which negatively impacted meeting revenues in the quarter led to a 5.0% decline in global meeting paid weeks in the first quarter of fiscal 2012 versus the prior year period. However, with the benefits of starting the fiscal year with a higher active subscriber base and effective marketing, WeightWatchers.com experienced growth of 35.4% in Online paid weeks, as well as a 32.3% increase in end of period active Online subscribers, in the first quarter of fiscal 2012 versus the prior year period. The increase in Online paid weeks offset the decline in meetings paid weeks which resulted in a 12.2% increase in global paid weeks in the first quarter of fiscal 2012 versus the prior year period. Global attendance in the first quarter of fiscal 2012 declined 10.7% in comparison to the first quarter of fiscal 2011.

Gross Profit and Operating Income

Gross profit for the first quarter of fiscal 2012 of $288.4 million increased $5.2 million, or 1.8%, from $283.1 million in the first quarter of fiscal 2011. Operating income for the first quarter of fiscal 2012 was $102.8 million, a decrease of $32.9 million, or 24.3%, from $135.7 million in the first quarter of fiscal 2011. Our gross margin in the first quarter of fiscal 2012 increased by 100 basis points versus the prior year period to 57.3%, but operating income margin in the first quarter of fiscal 2012 declined 650 basis points versus the prior year period to 20.4%. See “—Components of Expenses and Margins” for additional details.

Net Income and Earnings Per Share

Net income attributable to the Company in the first quarter of fiscal 2012 declined 25.8% from $73.6 million in the first quarter of fiscal 2011 to $54.6 million. This decline was the result of marketing investments in the first quarter of fiscal 2012 causing a decline in operating income in the quarter versus the prior year period. This decline was partially offset by lower interest expense in the quarter versus the prior year period. Earnings per fully diluted share in the first quarter of fiscal 2012 were $0.74, a decrease of $0.26 from $1.00 in the first quarter of fiscal 2011.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, products sold in meetings, Internet revenues, and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Meeting Fees

Global meeting fees for the first quarter of fiscal 2012 were $252.5 million, a decrease of $16.4 million, or 6.1%, from $268.9 million in the prior year period. Excluding the impact of foreign currency, which decreased our global meeting fees by $1.1 million, global meeting fees in the first quarter of fiscal 2012 decreased by 5.7% versus the prior year period. The decline in meeting fees was driven by a 5.0% decline in global meeting paid weeks in the first quarter of fiscal 2012 to 26.5 million from 27.8 million in the prior year period. The decline in meeting paid weeks was driven by lower enrollments in the first quarter of fiscal 2012 as compared to the historically high enrollment levels in the prior year period. However, the impact of enrollments on paid weeks was minimized by the higher meeting membership base we had at the beginning of fiscal 2012 versus the beginning of fiscal 2011. In addition, global attendance decreased 10.7% to 15.8 million in the first quarter of fiscal 2012 from 17.6 million in the first quarter of fiscal 2011.

In NACO, meeting fees in the first quarter of fiscal 2012 were $175.1 million, a decrease of $13.0 million, or 6.9%, from $188.1 million in the first quarter of fiscal 2011. Excluding the impact of foreign currency, which decreased NACO meeting fees by $0.2 million, NACO meeting fees in the first quarter of fiscal 2012 declined by 6.8% versus the prior year period. The decline in meeting fees was driven by a 6.0% decline in NACO meeting paid weeks from 18.4 million in the first quarter of fiscal 2011 to 17.3 million in the first quarter of fiscal 2012. The decline in meeting paid weeks in the quarter primarily resulted from lower enrollments in the quarter as compared to the historically high enrollment level in the prior year period. Lower enrollments in the quarter were driven in part by execution challenges associated with introducing Monthly Pass to the small account portion of NACO’s corporate business. In the first quarter of fiscal 2012, NACO attendance decreased 11.9% to 9.8 million from 11.1 million in the first quarter of fiscal 2011.

International meeting fees in the first quarter of fiscal 2012 were $77.4 million, a decrease of $3.4 million, or 4.2%, from $80.8 million in the prior year period. Excluding the impact of foreign currency, which decreased international meeting fees by $0.9 million, international meeting fees declined by 3.1% in the first quarter of fiscal 2012 versus the prior year period. The decline in meeting fees was driven by a 3.1% decline in international meeting paid weeks in the first quarter of fiscal 2012 versus the prior year period. The decline in meeting paid weeks was driven by declines in enrollments in our international English-speaking markets in the quarter versus the prior year period, which were partially offset by enrollment growth in Continental Europe. International attendance decreased by 8.5% in the first quarter of fiscal 2012 versus the prior year period.

In the first quarter of fiscal 2012, UK meeting fees decreased by 8.0% to $28.6 million from $31.1 million in the first quarter of fiscal 2011. Excluding the impact of foreign currency, which decreased UK meeting fees by $0.6 million, UK meeting fees declined by 6.2% in the first quarter of fiscal 2012 versus the prior year period. This decline in meeting fees was driven by a decline of 6.4% in UK meeting paid weeks in the first quarter of fiscal 2012 versus the prior year period. The decline in meeting paid weeks was entirely driven by lower enrollments in the quarter as compared to the historically high enrollment level in the prior year period. In addition, the UK introduced a new advertising campaign that was ineffective in driving enrollment growth. UK attendance decreased by 14.0% in the first quarter of fiscal 2012 versus the prior year period.

In contrast to the North American and UK markets, the Continental European meetings business experienced an increase in meeting fees of 0.5% to $36.7 million in the first quarter of fiscal 2012 from $36.5 million in the first quarter of fiscal 2011. Excluding the impact of foreign currency, which decreased Continental European meeting fees by $1.0 million, Continental European meeting fees increased by 3.2% in the first quarter of fiscal 2012 as compared to the prior year period. This increase in meeting fees was driven by an increase of 5.4% in Continental European meeting paid weeks in the first quarter of fiscal 2012 versus the prior year period. The increase in meeting paid weeks was driven by higher enrollments in the quarter as compared to the prior year period. These higher enrollments were the result of effective new marketing strategies in this region. Continental European attendance increased by 4.3% in the first quarter of fiscal 2012 versus the prior year period.

In-Meeting Product Sales

Global in-meeting product sales for the first quarter of fiscal 2012 were $87.1 million, a decrease of $13.9 million, or 13.8%, from $101.0 million in the first quarter of fiscal 2011. Excluding the impact of foreign currency, which decreased in-meeting product sales by $0.7 million, global in-meeting product sales in the first quarter of fiscal 2012 declined 13.1% versus the prior year period. This decrease resulted primarily from a 10.7% decline in global meeting attendance in the quarter versus the prior year period. In addition, lower product sales per attendee in the quarter versus the prior year period drove the balance of the decline. On a per attendee basis, first quarter fiscal 2012 global in-meeting product sales decreased 3.4%, or 2.7% on a constant currency basis, versus the prior year period. This decrease in product sales per attendee in the first quarter of fiscal 2012 was primarily the result of cycling against abnormally strong first quarter fiscal 2011 sales of enrollment products in connection with the launch of the new programs in our English-speaking markets in late fiscal 2010.

In NACO, first quarter fiscal 2012 in-meeting product sales of $50.3 million decreased by $8.4 million, or 14.2%, versus the prior year period. This decrease was primarily from an 11.9% attendance decline and, to a lesser extent, a 2.6% decrease in in-meeting product sales per attendee in the first quarter of fiscal 2012 as compared to the prior year period.

International in-meeting product sales were $36.9 million in the first quarter of fiscal 2012, a decrease of 13.1%, or 11.7% on a constant currency basis, versus the prior year period. This decrease was driven by an attendance decline of 8.5%, and a decrease in in-meeting product sales per attendee of 3.4% on a constant currency basis, in the first quarter of fiscal 2012 as compared to the prior year period.

Internet Revenues

Internet revenues, which include subscription revenues from sales of Weight Watchers Online and Weight Watchers eTools as well as Internet advertising revenues, increased $34.9 million, or 38.0%, to $126.9 million in the first quarter of fiscal 2012 from $92.0 million in the first quarter of fiscal 2011. Excluding the impact of foreign currency, which decreased Internet revenues by $0.7 million, Internet revenues grew by 38.7% in the first quarter of fiscal 2012 versus the prior year period. The combination of strong marketing campaigns in North America and Continental Europe and a higher active subscriber base at the start of fiscal 2012, up 50.5%, versus the beginning of fiscal year 2011 contributed to Online paid weeks growth of 35.4% in the first quarter of fiscal 2012 versus the prior year period. Additionally, end of period active Online subscribers increased to 2.4 million at the end of the first quarter of fiscal 2012 as compared to 1.8 million at the end of the first quarter of fiscal 2011.

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $37.0 million for the first quarter of fiscal 2012, a decrease of $4.6 million, or 11.0%, from $41.5 million for the first quarter of fiscal 2011. Excluding the impact of foreign currency, which decreased other revenues by $0.1 million, other revenues were 10.7% lower in the first quarter of fiscal 2012 compared to the prior year period. Franchise commissions and sales of products to our franchisees declined in the aggregate by 22.8%, or 22.4% on a constant currency basis, in the first quarter of fiscal 2012 versus the prior year period. Our by mail product sales and revenues from our publications also declined, by 15.4% in the aggregate, in the first quarter of fiscal 2012 versus the prior year period level. These declines were primarily the result of comparing against the prior year period which had the benefit of the new program launches in our English-speaking markets. Global licensing revenues in the first quarter of fiscal 2012 were down 0.5%, or 0.2% on a constant currency basis, versus the prior year period, with declines in North America and Continental Europe largely offset by growth in the United Kingdom.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Total cost of revenues in the first quarter of fiscal 2012 was $215.2 million, a decrease of $5.1 million, or 2.3%, from $220.3 million in the prior year period. Cost of revenues grew at a slower pace than revenues, due to WeightWatchers.com’s cost of revenues being largely fixed. Gross profit for the first quarter of fiscal 2012 of $288.4 million increased $5.2 million, or 1.8%, from $283.1 million in the first quarter of fiscal 2011. Gross margin in the first quarter of fiscal 2012 was 57.3%, as compared to 56.2% in the first quarter of fiscal 2011. Gross margin expansion was primarily the result of a shift of the proportion of gross margin toward our higher margin WeightWatchers.com business. This margin expansion was partially offset by a decline in the meetings business gross margin. This decline in the meetings business gross margin was primarily driven by the impact of higher costs associated with our future growth initiatives and lower average number of members per meeting.

Marketing

Marketing expenses for the first quarter of fiscal 2012 were $130.3 million, an increase of $34.7 million, or 36.2%, versus the first quarter of fiscal 2011. Excluding the impact of foreign currency, which increased marketing expenses by $1.2 million, marketing expenses were 37.5% higher in the first quarter of fiscal 2012 compared to the prior year period. Included in our first quarter of fiscal 2012 marketing expenses were investments in two strategic initiatives: the first, investment in marketing the Weight Watchers Online product to men in the United States to build awareness of and communicate the relevance of the Weight Watchers brand to the male demographic, which accounted for 9.5% of the increase in marketing expenses, and the second, first time Online TV marketing campaigns in several of our international markets, which accounted for 8.0% of the increase in marketing expenses. The investment in Online TV marketing campaigns helped to drive 90.8% growth in Continental Europe’s Online paid weeks in the first quarter of fiscal 2012 as compared to the prior year period. In addition, we invested in TV advertising for Continental Europe’s meetings business, which accounted for 6.2% of the increase in marketing expenses in the first quarter of fiscal 2012. The increase in marketing expenses also reflected the impact of higher volumes on online advertising costs. Marketing expenses as a percentage of revenues were 25.9% in the first quarter of fiscal 2012 as compared to 19.0% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $55.3 million for the first quarter of fiscal 2012 versus $51.7 million for the first quarter of fiscal 2011, an increase of $3.5 million, or 6.8%. On a constant currency basis, first quarter of fiscal 2012 selling, general and administrative expenses increased by 7.1% versus the first quarter of fiscal 2011. The increase in expenses was primarily related to growth initiatives, including technology for the development of our mobile platforms and additions to staff in support of business development. Selling, general and administrative expenses as a percentage of revenues for the first quarter of fiscal 2012 increased to 11.0% from 10.3% for the first quarter of fiscal 2011.

Operating Income Margin

Our operating income margin in the first quarter of fiscal 2012 decreased to 20.4%, a decrease of 650 basis points from 27.0% in the first quarter of fiscal 2011. The decline in operating income margin was primarily driven by our significant investment in marketing the Weight Watchers Online product to men in the United States and costs related to first time Online TV marketing campaigns in several of our international markets in the first quarter of fiscal 2012. Both marketing expenses and selling, general and administrative expenses increased as a percentage of revenue in the first quarter of fiscal 2012 as compared to the prior year period.

Interest Expense and Other

Interest expense was $13.2 million for the first quarter of fiscal 2012, a decrease of $5.0 million, or 27.5%, from $18.2 million in the first quarter of fiscal 2011. The decline was primarily driven by a reduction in the notional value of our interest rate swaps, which resulted in a lower effective interest rate of 4.37% in the first quarter of fiscal 2012, down from 5.03% in the first quarter of fiscal 2011. In addition, interest expense was reduced by a decline in our average debt outstanding from $1,329.3 million in the first quarter of fiscal 2011 to $1,072.3 million in the first quarter of fiscal 2012. The decrease in average debt outstanding was driven by $166.3 million of term loan repayments and $174.0 million of revolver payments made during the period from January 2011 until the end of the first quarter of fiscal 2012.

We reported $0.5 million of other income in the first quarter of fiscal 2012, primarily reflecting the impact of foreign currency on intercompany transactions.

In the first quarter of fiscal 2012, we wrote-off $1.3 million of fees in connection with the refinancing of our debt, which we recorded as an early extinguishment of debt charge.

Tax

Our effective tax rate was 38.5% for the first quarter of fiscal 2012 as compared to 38.0% for the first quarter of fiscal 2011. The difference in period-over-period effective tax rates is primarily the result of the reversal of certain tax reserves due to the expiration of the applicable statute of limitations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash – Fiscal 2012

Cash and cash equivalents were $79.6 million at the end of the first quarter of fiscal 2012, an increase of $32.1 million from the end of fiscal 2011. Cash flows provided by operating activities for the first three months of fiscal 2012 were $110.8 million, a decrease of $73.3 million, or 39.8%, from the $184.1 million generated in the first three months of fiscal 2011. This decrease was primarily the result of $34.7 million of additional marketing expenses in the first three months of fiscal 2012 versus the prior year period and a payment of $30.0 million to Her Majesty’s Revenue and Customs, or HMRC, which was previously recorded as part of a reserve by the Company in the fourth quarter of fiscal 2009, in connection with the UK self-employment matter.

The $110.8 million of cash flows provided by operating activities for the first three months of fiscal 2012 exceeded the period’s net income attributable to the Company by $56.2 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital, as described below (see “— Balance Sheet Working Capital”), non-cash expenses and differences between book and cash taxes.

Net cash used for investing and financing activities combined totaled $73.8 million in the first three months of fiscal 2012. Net cash used for investing activities was $21.0 million in the first three months of fiscal 2012, consisting primarily of capital expenditures in connection with our retail initiative and capitalized software expenditures to support global systems initiatives. Net cash used for financing activities totaled $52.8 million in the period and included stock repurchases of $724.3 million and deferred financing costs of $24.8 million, partially offset by proceeds from new term loans of $726.0 million in connection with the Tender Offer (as defined below). In addition, we made long-term debt payments of $27.0 million, dividend payments of $13.0 million and received $8.0 million of proceeds from stock options exercised in the first three months of fiscal 2012.

Sources and Uses of Cash – Fiscal 2011

Cash and cash equivalents were $77.2 million in the first quarter of fiscal 2011, an increase of $36.7 million from the end of fiscal 2010. Cash flows provided by operating activities for first quarter of fiscal 2011 were $184.1 million, an increase of $119.8 million over the $64.3 million generated in the first quarter of fiscal 2010. The increase of $119.8 million in cash flows from operating activities was comprised primarily of three components: a $29.0 million increase in net income in the first quarter of fiscal 2011, a $30.4 million payment made in the first quarter of fiscal 2010 which reduced the UK value added tax accrual in connection with our previously disclosed adverse UK tax ruling covering prior periods and $29.3 million of higher deferred income in the first quarter of fiscal 2011 resulting from significant increases in Online subscribers and Monthly Pass members.

The $184.1 million of cash flows provided by operating activities for the first quarter of fiscal 2011 exceeded the period’s $73.6 million in net income attributable to the Company by $110.5 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital, and as a result of differences between book and cash taxes.

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

Balance Sheet Working Capital

On our balance sheet at March 31, 2012, the working capital deficit was $1,057.9 million, including $79.6 million of cash and cash equivalents and $128.0 million of current portion of long-term debt. At December 31, 2011, our working capital deficit was $279.7 million which included $47.5 million of cash and cash equivalents and $124.9 million of current portion of long-term debt. After making scheduled debt repayments of $27.0 million during the first three months of fiscal 2012, and despite the refinancing that we undertook in the first quarter of fiscal 2012, the current portion of our long-term debt increased only slightly by $3.1 million versus the end of fiscal 2011 as described below (see “—Long-Term Debt”). Excluding the changes in cash and cash equivalents and current portion of long-term debt from both periods, the working capital deficit at March 31, 2012 was $1,009.4 million, an increase of $807.2 million as compared to $202.2 million at December 31, 2011.

The majority of this $807.2 million increase in adjusted working capital deficit (which excludes from working capital the changes in cash and cash equivalents and in the current portion of long-term debt) in the first three months of fiscal 2012 versus the December 31, 2011 level was attributable to $778.9 million payable to Artal Holdings (defined below) for shares to be repurchased in connection with the Tender Offer. The shares were repurchased in the second quarter of fiscal 2012. Operational items increased the deficit by $49.3 million. These operational items included a $37.5 million increase in deferred revenue from growth in our Online subscriber and Monthly Pass member bases, seasonality-related reductions of $7.9 million in inventory, and a $3.2 million decrease in accounts receivable coupled with a $0.7 million increase in accrued liabilities. Income taxes increased the working capital deficit by another $12.3 million, primarily related to the increase in current income taxes payable. These increases in working capital deficit were partially offset by a $30.0 million decline in the UK self-employment liability related to payments made in the first quarter of fiscal 2012 and a $3.3 million decline in the derivative liability.

Long-Term Debt

Our credit facilities consist of certain term loan facilities and revolving credit facilities, which we refer to collectively as the WWI Credit Facility. During the first quarter of fiscal 2012, the composition of the WWI Credit Facility changed as a result of our amending and restating the WWI Credit Facility to, among other things, extend the maturity of certain of our term loan facilities and our revolving credit facility and to obtain new commitments for the borrowing of an additional $1,449.4 million of term loans to finance the purchases of shares of our common stock in the Tender Offer and from Artal Holdings.

Immediately prior to the amendment of the WWI Credit Facility, the term loan facilities consisted of a tranche A-1 loan, or Term A-1 Loan, a tranche B loan, or Term B Loan, a tranche C loan, or Term C Loan, and a tranche D loan, or Term D Loan, and a revolving credit facility, or Revolver A-1. The aggregate principal amount then outstanding under (i) the Term A-1 Loan was $128.6 million, (ii) the Term B Loan was $237.5 million, (iii) the Term C Loan was $420.4 million and (iv) the Term D Loan was $238.2 million. Immediately prior to the amendment of the WWI Credit Facility, the Revolver A-1 had no loans outstanding under it, $1.0 million of issued but undrawn letters of credit and $331.6 million in available unused commitments thereunder.

Following the amendment of the WWI Credit Facility on March 15, 2012, (i) $33.1 million in aggregate principal amount of the Term A-1 Loan and $301.8 million in aggregate principal amount of the Term C Loan were converted into, and $849.4 million in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche E loan, or Term E Loan, (ii) $107.0 million in aggregate principal amount of the Term B Loan and $119.1 million in aggregate principal amount of the Term D Loan were converted into, and $600.0 million in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche F loan, or Term F Loan, and (iii) $262.0 million in aggregate principal amount of commitments under the Revolver A-1 were converted into a new revolving credit facility, or Revolver A-2. The loans outstanding under each term loan facility existing prior to the amendment of the WWI Credit Facility and the loans and commitments outstanding under the Revolver A-1, in each case that were not converted into the Term E Loan, the Term F Loan or the Revolver A-2, as applicable, continued to remain outstanding under the WWI Credit Facility as the Term A-1 Loan, the Term B Loan, the Term C Loan, the Term D Loan or the Revolver A-1, as applicable. On March 27, 2012, we borrowed an aggregate of $726.0 million under the Term E Loan and the Term F Loan to finance the purchase of shares in the Tender Offer and to pay a portion of the related fees and expenses. On April 9, 2012, we borrowed an aggregate of approximately $723.4 million under the Term E Loan to finance the purchase of shares from Artal Holdings. At March 31, 2012, we had $1,750.8 million outstanding under the WWI Credit Facility, which consisted entirely of outstanding term loans. In addition, at March 31, 2012, the Revolver A-1 had $0.2 million in issued but undrawn letters of credit outstanding thereunder and $70.5 million in available unused commitments thereunder and the Revolver A-2 had $0.8 million in issued but undrawn letters of credit outstanding thereunder and $261.1 million in available unused commitments thereunder. In connection with this amendment, we incurred fees of approximately $25.4 million during the three months ended March 31, 2012.

At March 31, 2012 and December 31, 2011, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 3.18% and 2.40% per annum at March 31, 2012 and December 31, 2011, respectively.

The following schedule sets forth our long-term debt obligations at March 31, 2012:

Long-Term Debt

At March 31, 2012

(in millions)

Balance
Term A-1 Loan due January 26, 2013	$95.6
Term B Loan due January 26, 2014	130.5
Term C Loan due June 30, 2015	118.6
Term D Loan due June 30, 2016	119.1
Term E Loan due March 15, 2017	460.9
Term F Loan due March 15, 2019	826.1

Total Debt	1,750.8
Less Current Portion	128.0

Total Long-Term Debt	$1,622.8

The WWI Credit Facility provides that term loans and the loans outstanding under the Revolver A-1 and the Revolver A-2 bear interest at a rate per annum equal to either, at our option, the LIBO Rate (Reserve Adjusted) (as defined in the WWI Credit Facility agreement) plus an applicable margin or the Alternate Base Rate (as defined in the WWI Credit Facility agreement) plus an applicable margin, which applicable margins will vary depending on our Net Debt to EBITDA Ratio (as defined in the WWI Credit Facility agreement) from time to time in effect. At March 31, 2012, the Term A-1 Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 0.875% per annum; the Term B Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 1.25% per annum; the Term C Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.125%; the Term D Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term E Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term F Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 3.00% per annum; had any loans under the Revolver A-1 been outstanding, they would have borne interest at a rate equal to either the LIBO Rate (Reserve Adjusted) plus 2.25% per annum or the Alternate Base Rate plus 1.25% per annum; and had any loans under the Revolver A-2 been outstanding, they would have borne interest at a rate equal to either the LIBO Rate (Reserve Adjusted) plus 2.25% per annum or the Alternate Base Rate plus 1.25% per annum. For purposes of calculating the interest rate on the Term F Loan the LIBO Rate (Reserve Adjusted) will always be at least 1.00% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, we are required to pay an undrawn commitment fee to the lenders under each of the Revolver A-1 and the Revolver A-2 with respect to the unused commitments under each such facility at a rate that is dependent on our Net Debt to EBITDA Ratio from time to time in effect. As of March 31, 2012, the applicable commitment fee rate for the Revolver A-1 was 0.4375% per annum and for the Revolver A-2 was 0.4000% per annum.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. At March 31, 2012, we were in compliance with all of the required financial ratios and also met all of the financial condition tests and expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets secure the WWI Credit Facility.

The WWI Credit Facility allows us to make loan modification offers to all lenders of any tranche of term loans or revolving commitments to extend the maturity date of such loans and/or commitments and/or reduce or eliminate the scheduled amortization. Any such loan modifications would be effective only with respect to such tranche of term loans or revolving commitments and only with respect to those lenders that accept our offer. Loan modification offers may be accompanied by increased pricing and/or fees payable to accepting lenders. The WWI Credit Facility also allows for up to an additional $400.0 million of incremental financing through the creation of either new tranches of term loans or through an increase in commitments under the Revolver A-2, in each case to be provided to us under the WWI Credit Facility. The incremental capacity is uncommitted and we must find lenders to provide any such financing prior to incurrence. In addition, we may incur up to an additional $200.0 million of incremental term loans through the creation of a new tranche of term loans, provided that the aggregate principal amount of such new term loans cannot exceed the amount then outstanding under our existing revolving credit facilities and the proceeds from such new tranche of term loans must be used solely to repay certain outstanding revolving loans and permanently reduce the commitments of certain revolving lenders.

The following schedule sets forth our year-by-year debt obligations at March 31, 2012:

Total Debt Obligation

(Including Current Portion)

At March 31, 2012

(in millions)

xxxxxx
Remainder of fiscal 2012	$79.7
Fiscal 2013	78.5
Fiscal 2014	199.8
Fiscal 2015	154.9
Fiscal 2016	155.1
Thereafter	1,082.8

Total	$1,750.8

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate. We believe that cash flows from operating activities, together with borrowings available under our revolving credit facilities, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

Dividends and Stock Transactions

We historically have issued a quarterly cash dividend of $0.175 per share of our common stock every quarter for the past several fiscal years. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors it may deem relevant. Our Board of Directors may decide at any time to increase or decrease the amount of dividends or discontinue the payment of dividends based on these factors. The WWI Credit Facility also contains restrictions on our ability to pay dividends on our common stock.

On October 9, 2003, our Board of Directors authorized and we announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized and we announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg, or Artal Holdings, and its parents and subsidiaries under the program. The repurchase program currently has no expiration date. During the three months ended March 31, 2012, the Company repurchased no shares of its common stock in the open market under this program. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the

Purchase Agreement, as discussed further below, was not made pursuant to the repurchase program. During the three months ended April 2, 2011, the Company repurchased 0.8 million shares of its common stock in the open market for a total cost of $31.6 million.

On February 23, 2012, we commenced a “modified Dutch auction” tender offer for up to $720.0 million in value of our common stock at a purchase price not less than $72.00 and not greater than $83.00 per share, or the Tender Offer. Prior to the Tender Offer, on February 14, 2012, we entered into an agreement, or the Purchase Agreement, with Artal Holdings whereby Artal Holdings agreed to sell to us, at the same price as was determined in the Tender Offer, such number of its shares of our common stock that, upon the closing of this purchase after the completion of the Tender Offer, Artal Holdings’ percentage ownership in the outstanding shares of our common stock would be substantially equal to its level prior to the Tender Offer. Artal Holdings also agreed not to participate in the Tender Offer so that it would not affect the determination of the purchase price of the shares in the Tender Offer.

The Tender Offer expired at midnight, New York time, on March 22, 2012, and on March 28, 2012 we repurchased approximately 8.8 million shares at a purchase price of $82.00 per share. On April 9, 2012, we repurchased approximately 9.5 million of Artal Holdings’ shares at a purchase price of $82.00 per share pursuant to the Purchase Agreement. In March 2012, we amended and extended the WWI Credit Facility to finance these repurchases. See “—Long-Term Debt”.

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

The market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2011 have not materially changed from December 31, 2011.

Based on the amount of our variable rate debt and interest swap agreements as of March 31, 2012, a hypothetical 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $5.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and interim principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and interim principal financial officer concluded that the design and operation of our disclosure controls and procedures are effective at the reasonable assurance level.

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

In September 2007, we appealed to the UK First Tier Tribunal (Tax Chamber) (formerly known as the UK VAT and Duties Tribunal), or the First Tier Tribunal, HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us. In February 2010, the First

Tier Tribunal issued a ruling that our UK leaders should have been classified as employees for UK tax purposes and, as such, we should have withheld tax from our leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for us. We appealed the First Tier Tribunal’s adverse ruling to the UK Upper Tribunal (Tax and Chancery Chamber), or the Upper Tribunal, and in October 2011, the Upper Tribunal issued a ruling dismissing our appeal. In January 2012, we sought permission from the UK Court of Appeal to appeal the Upper Tribunal’s ruling, which the UK Court of Appeal refused in March 2012. In March 2012, we applied to the UK Court of Appeal for an oral hearing to seek permission to appeal to the UK Upper Tribunal, which was granted in April 2012 and will be held in June 2012.

In December 2011, HMRC’s claim in respect of NIC was amended to increase the claimed amount for the period April 2002 to April 2007 and include the interest accrued thereon through December 2011. In addition, in February 2012, HMRC asserted a claim in respect of PAYE for the period April 2007 to April 2011 similar to what it had claimed for the period April 2001 to April 2007. We are currently appealing this PAYE claim with the First Tier Tribunal and the First Tier Tribunal has directed that the appeal be stayed until following the decision of the UK Court of Appeal with respect to our appeal of the UK Upper Tribunal’s ruling.

In light of the First Tier Tribunal’s adverse ruling and in accordance with accounting guidance for contingencies, we recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. On a quarterly basis, beginning in the first quarter of fiscal 2010 and through the second quarter of fiscal 2011, we recorded a reserve for UK withholding taxes with respect to our UK leaders consistent with this ruling. The reserve at the end of the second quarter of fiscal 2011 equaled approximately $43.7 million in the aggregate based on the exchange rates at the end of fiscal 2011. As of the beginning of the third quarter of fiscal 2011, we employ our UK leaders and therefore have ceased recording any further reserves for this matter. In addition, we do not currently expect additional reserves will be required in connection with the December 2011 amended NIC claim and the February 2012 PAYE claim by HMRC, as reserves had previously been made for these amounts. In February 2012, we paid HMRC, on a without prejudice basis, a portion of the amount previously reserved equal to approximately $30.0 million based on the exchange rates at the payment date for estimated amounts claimed to be owed by us with respect to PAYE and interest thereon for the period April 2001 to July 2011. The reserve at the end of the first quarter of fiscal 2012 equaled approximately $13.7 million in the aggregate based on the exchange rates at the end of the first quarter of fiscal 2012.

Hanson-Kelly & Jackson v. Weight Watchers North America, Inc. and Weight Watchers International, Inc.

In January 2010, a lawsuit was filed in the U.S. District Court for the Middle District of North Carolina by two leaders alleging violations of certain federal and North Carolina wage and hour laws on behalf of themselves, and, if approved by the court, other leaders and receptionists in North Carolina since January 25, 2007. In this matter, the plaintiffs sought unpaid wages and certain other damages. In April 2010, we filed a Motion to Dismiss the claim for unpaid wages under the North Carolina wage and hour laws. In February 2012, the parties engaged in mediation and reached an agreement in principle to resolve the case for a de minimis amount. The court approved the settlement agreement negotiated by the parties, and the case was dismissed with prejudice in April 2012.

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

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This table provides certain information with respect to our purchases of shares of Weight Watchers International, Inc.’s common stock during the first quarter of fiscal 2012:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – February 4	—		$—	—		$208,933,489	(1)
February 5 – March 3	—		$—	—		$1,708,933,489	(2)
March 4 – March 31	8,780,485	(3)	$82.00	8,780,485	(3)	$987,835,417	(4)

Total	8,780,485		$82.00	8,780,485

(1)

Reflects the approximate dollar value of shares that may yet be purchased under our previously announced repurchase program. For a discussion of our repurchase program, see Note 6 to the Unaudited Consolidated Financial Statements. We made no stock repurchases under this program during the quarter ended March 31, 2012.

(2)

Reflects (i) the approximate dollar value of shares that may yet be purchased under our previously announced repurchase program and (ii) the plan we announced on February 14, 2012, to launch a “modified Dutch auction” tender offer and related share repurchase from Artal Holdings pursuant to which our Board of Directors authorized us to repurchase up to $1,500.0 million in value of our common stock. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Dividends and Stock Transactions” for additional details.

(3)

On February 23, 2012, we commenced the tender offer in which we sought to acquire up to $720.0 million in value of our common stock at a purchase price not greater than $83.00 nor less than $72.00 per share. The tender offer expired at midnight New York City time on March 22, 2012 and in connection therewith, on March 28, 2012, we repurchased 8,780,485 shares of our common stock at a price of $82.00 per share.

(4)

Reflects (i) the approximate dollar value of shares that may yet be purchased under our previously announced repurchase program and (ii) the dollar value of 9,498,804 shares of our common stock that we repurchased from Artal Holdings on April 9, 2012 at a price of $82.00 per share pursuant to the agreement we entered into with Artal Holdings in connection with the tender offer described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description
Exhibit 10.1	Stock Purchase Agreement, dated as of February 14, 2012, by and between Weight Watchers International, Inc. and Artal Holdings Sp. z o.o., Succursale de Luxembourg (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on February 16, 2012 (File No. 001-16769), and incorporated herein by reference).

Exhibit 10.2	Amendment Agreement, dated as of March 15, 2012, among Weight Watchers International, Inc., the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. and Credit Suisse Securities (USA) LLC, as syndication agents, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as an issuer, and The Bank of Nova Scotia, as administrative agent for the lenders, as swing line lender and as an issuer, relating to the Seventh Amended and Restated Credit Agreement dated as of March 15, 2012, attached as Annex A thereto.

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: May 10, 2012	By:	/s/ David P. Kirchhoff
David P. Kirchhoff
President, Chief Executive Officer and Director
(Principal Executive Officer and Interim Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1	Stock Purchase Agreement, dated as of February 14, 2012, by and between Weight Watchers International, Inc. and Artal Holdings Sp. z o.o., Succursale de Luxembourg (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on February 16, 2012 (File No. 001-16769), and incorporated herein by reference).

Exhibit 10.2	Amendment Agreement, dated as of March 15, 2012, among Weight Watchers International, Inc., the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. and Credit Suisse Securities (USA) LLC, as syndication agents, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as an issuer, and The Bank of Nova Scotia, as administrative agent for the lenders, as swing line lender and as an issuer, relating to the Seventh Amended and Restated Credit Agreement dated as of March 15, 2012, attached as Annex A thereto.

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101
EX-101.INS EX-101.SCH EX-101.CAL EX-101.DEF EX-101.LAB EX-101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase