Form 10-Q
period 2012-06-30
WEIGHT WATCHERS INTERNATIONAL INC
filed 2012-08-09
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of common stock outstanding as of July 31, 2012 was 55,624,134.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,902	$47,469
Receivables, net	42,642	47,175
Inventories, net	40,362	53,437
Prepaid income taxes	15,526	3,071
Deferred income taxes	24,617	24,612
Prepaid expenses and other current assets	33,149	38,762

TOTAL CURRENT ASSETS	247,198	214,526

Property and equipment, net	55,730	41,072
Franchise rights acquired	764,599	764,026
Goodwill	50,013	50,012
Trademarks and other intangible assets, net	43,180	37,461
Deferred financing costs, net	29,565	8,720
Other noncurrent assets	3,293	5,811

TOTAL ASSETS	$1,193,578	$1,121,628

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$152,920	$124,933
Accounts payable	48,961	60,810
Dividend payable	9,916	13,145
Derivative payable	19,203	24,613
UK self-employment liability	14,289	43,671
Accrued liabilities	149,449	140,573
Income taxes payable	0	2,704
Deferred revenue	112,330	83,758

TOTAL CURRENT LIABILITIES	507,068	494,207

Long-term debt	2,340,904	926,868
Deferred income taxes	118,497	100,723
Other	11,703	9,596

TOTAL LIABILITIES	2,978,172	1,531,394

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	0	0
Treasury stock, at cost, 56,395 shares at June 30, 2012 and 38,389 shares at December 31, 2011	(3,287,806)	(1,793,983)
Retained earnings	1,494,135	1,378,616
Accumulated other comprehensive income	9,077	5,601

TOTAL DEFICIT	(1,784,594)	(409,766)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,193,578	$1,121,628

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Meeting fees, net	$248,498	$269,586	$501,006	$538,498
Product sales and other, net	100,660	110,756	224,742	253,310
Internet revenues	135,594	105,671	262,539	197,636

Revenues, net	484,752	486,013	988,287	989,444

Cost of meetings, products and other	174,969	185,044	374,413	392,233
Cost of Internet revenues	16,259	13,819	31,985	26,920

Cost of revenues	191,228	198,863	406,398	419,153

Gross profit	293,524	287,150	581,889	570,291

Marketing expenses	83,777	75,150	214,095	170,815
Selling, general and administrative expenses	56,239	56,670	111,512	108,416

Operating income	153,508	155,330	256,282	291,060

Interest expense	23,757	15,012	36,924	33,185
Other expense (income), net	3,796	226	3,287	(245)
Early extinguishment of debt	0	0	1,328	0

Income before income taxes	125,955	140,092	214,743	258,120

Provision for income taxes	48,493	53,236	82,676	98,087

Net income	77,462	86,856	132,067	160,033
Net loss attributable to the noncontrolling interest	0	107	0	523

Net income attributable to Weight Watchers International, Inc.	$77,462	$86,963	$132,067	$160,556

Earnings per share attributable to Weight Watchers International, Inc.
Basic	$1.37	$1.19	$2.03	$2.20

Diluted	$1.36	$1.17	$2.01	$2.17

Weighted average common shares outstanding
Basic	56,505	73,311	64,924	73,115

Diluted	57,141	74,353	65,653	74,093

Dividends declared per common share	$0.18	$0.18	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$77,462	$86,856	$132,067	$160,033
Other comprehensive income:
Foreign currency translation adjustments, net of tax(a)	(437)	1,759	(225)	2,875
Current period changes in fair value of derivatives, net of tax(b)	1,897	(996)	3,699	5,490

Total other comprehensive income	1,460	763	3,474	8,365

Comprehensive income	78,922	87,619	135,541	168,398
Comprehensive loss attributable to the noncontrolling interest	0	107	0	523

Comprehensive income attributable to Weight Watchers International, Inc.	$78,922	$87,726	$135,541	$168,921

(a)

Net of tax benefit (provision) of $381 and $(1,126) for the three months ended June 30, 2012 and July 2, 2011, respectively, and $144 and $(1,839) for the six months ended June 30, 2012 and July 2, 2011, respectively.

(b)

Net of tax benefit (provision) of $(1,213) and $637 for the three months ended June 30, 2012 and July 2, 2011, respectively, and $(2,365) and $(3,510) for the six months ended June 30, 2012 and July 2, 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash provided by operating activities	$180,278	$254,983

Investing activities:
Capital expenditures	(25,820)	(8,787)
Capitalized software expenditures	(12,249)	(11,281)
Other items, net	(184)	(331)

Cash used for investing activities	(38,253)	(20,399)

Financing activities:
Proceeds from new term loans	1,449,400	0
Payments of long-term debt	(7,376)	(202,322)
Payment of dividends	(22,735)	(25,872)
Payments to acquire treasury stock	(1,504,074)	(34,924)
Deferred financing costs	(25,406)	0
Proceeds from stock options exercised	9,399	41,112
Tax benefit from restricted stock units vested and stock options exercised	2,595	4,996

Cash used for financing activities	(98,197)	(217,010)

Effect of exchange rate changes on cash and cash equivalents and other	(395)	2,274

Net increase in cash and cash equivalents	43,433	19,848
Cash and cash equivalents, beginning of period	47,469	40,534

Cash and cash equivalents, end of period	$90,902	$60,382

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

2.	Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements:

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on the periodic testing of goodwill for impairment. This guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of this guidance in the first quarter of fiscal 2012. The adoption of this guidance did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

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

For the six months ended June 30, 2012, the change in goodwill was due to foreign currency fluctuations. The Company’s goodwill by reportable segment at June 30, 2012 was $23,813 related to its WWI segment and $26,200 related to its WW.com segment. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the six months ended June 30, 2012, the change in franchise rights acquired was due to foreign currency fluctuations.

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $4,139 and $8,468 for the three and six months ended June 30, 2012, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $3,992 and $7,848 for the three and six months ended July 2, 2011, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The carrying amount of finite-lived intangible assets as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$75,260	$48,677	$67,223	$44,003
Trademarks	10,108	9,440	10,006	9,276
Website development costs	49,921	34,368	43,987	30,747
Other	7,033	6,657	7,033	6,762

	$142,322	$99,142	$128,249	$90,788

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2012	$8,342
Fiscal 2013	$15,620
Fiscal 2014	$11,575
Fiscal 2015	$5,668
Fiscal 2016	$1,867

5.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	June 30, 2012		December 31, 2011
	Balance	Effective Rate	Balance	Effective Rate
Revolver A-1 Loan due June 30, 2014	$8,711	2.61%	$0	0.00%
Revolver A-2 Loan due March 15, 2017	32,289	2.39%	0	0.00%
Term A-1 Loan due January 26, 2013	76,452	1.48%	148,749	1.30%
Term B Loan due January 26, 2014	130,132	1.88%	238,125	1.65%
Term C Loan due June 30, 2015	117,014	2.74%	426,075	2.55%
Term D Loan due June 30, 2016	118,821	2.83%	238,852	2.56%
Term E Loan due March 15, 2017	1,184,257	2.63%	0	0.00%
Term F Loan due March 15, 2019	826,148	3.88%	0	0.00%

Total Debt	2,493,824	2.84%	1,051,801	2.15%
Less Current Portion	152,920		124,933

Total Long-Term Debt	$2,340,904		$926,868

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

Following the amendment of the WWI Credit Facility on March 15, 2012, (i) $33,083 in aggregate principal amount of the Term A-1 Loan and $301,777 in aggregate principal amount of the Term C Loan were converted into, and $849,397 in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche E loan (“Term E Loan”), (ii) $107,025 in aggregate principal amount of the Term B Loan and $119,123 in aggregate principal amount of the Term D Loan were converted into, and $600,000 in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche F loan (“Term F Loan”), and (iii) $261,971 in aggregate principal amount of commitments under the Revolver A-1 were converted into a new revolving credit facility (“Revolver A-2”). The loans outstanding under each term loan facility existing prior to the amendment of the WWI Credit Facility and the loans and commitments outstanding under the Revolver A-1, in each case that were not converted into the Term E Loan, the Term F Loan or the Revolver A-2, as applicable, continued to remain outstanding under the WWI Credit Facility as the Term A-1 Loan, the Term B Loan, the Term C Loan, the Term D Loan or the Revolver A-1, as applicable. In connection with this amendment, the Company incurred fees of $25,425 during the first quarter of fiscal 2012. On March 27, 2012, the Company borrowed an aggregate of $726,000 under the Term E Loan and the Term F Loan to finance the purchase of shares in the Tender Offer and to pay a portion of the related fees and expenses. On April 9, 2012, the Company borrowed an aggregate of approximately $723,397 under the Term E Loan to finance the purchase of shares from Artal Holdings. At June 30, 2012, the Company had $2,493,824 outstanding under the WWI Credit Facility, a combination of term loans and amounts outstanding under the Revolver A-1 and the Revolver A-2. In addition, at June 30, 2012, the Revolver A-1 had $218 in issued but undrawn letters of credit outstanding thereunder and $61,747 in available unused commitments thereunder and the Revolver A-2 had $809 in issued but undrawn letters of credit outstanding thereunder and $228,873 in available unused commitments thereunder.

At June 30, 2012 and December 31, 2011, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The average interest rate on the Company’s debt, exclusive of the impact of swaps, was approximately 2.88% and 2.40% per annum at June 30, 2012 and December 31, 2011, respectively.

The WWI Credit Facility provides that term loans and the loans outstanding under the Revolver A-1 and the Revolver A-2 bear interest at a rate per annum equal to either, at the Company’s option, the LIBO Rate (Reserve Adjusted) (as defined in the WWI Credit Facility agreement) plus an applicable margin or the Alternate Base Rate (as defined in the WWI Credit Facility agreement) plus an applicable margin, which applicable margins will vary depending on the Company’s Net Debt to EBITDA Ratio (as defined in the WWI Credit Facility agreement) from time to time in effect. At June 30, 2012, the Term A-1 Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 1.00% per annum; the Term B Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 1.50% per annum; the Term C Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term D Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term E Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.00% per annum; the Term F Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.75% per annum; the Revolver A-1 bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.50% per annum; and the Revolver A-2 bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.00% per annum. For purposes of calculating the interest rate on the Term F Loan, the LIBO Rate (Reserve Adjusted) will always be at least 1.00% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, the Company is required to pay an undrawn commitment fee to the lenders under each of the Revolver A-1 and the Revolver A-2 with respect to the unused commitments under each such facility at a rate that is dependent on the Company’s Net Debt to EBITDA Ratio from time to time in effect. As of June 30, 2012, the applicable commitment fee rate for the Revolver A-1 was 0.50% per annum and for the Revolver A-2 was 0.40% per annum.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At June 30, 2012, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests, and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all of the Company’s assets secure the WWI Credit Facility.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

During the six months ended June 30, 2012, the Company purchased no shares of its common stock in the open market under the repurchase program. During the six months ended July 2, 2011, the Company purchased 814 shares of its common stock in the open market under the repurchase program for a total cost of $31,550. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement was not made pursuant to the Company’s existing repurchase program.

7.	Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Numerator:
Net income attributable to Weight Watchers International, Inc.	$77,462	$86,963	$132,067	$160,556

Denominator:
Weighted average shares of common stock outstanding	56,505	73,311	64,924	73,115
Effect of dilutive common stock equivalents	636	1,042	729	978

Weighted average diluted common shares outstanding	57,141	74,353	65,653	74,093

EPS attributable to Weight Watchers International, Inc.:
Basic	$1.37	$1.19	$2.03	$2.20

Diluted	$1.36	$1.17	$2.01	$2.17

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 468 and 213 for the three months ended June 30, 2012 and July 2, 2011, respectively, and 389 and 130 for the six months ended June 30, 2012 and July 2, 2011, respectively.

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

The effective tax rate for the three and six months ended June 30, 2012 was 38.5%. The effective tax rate for the three and six months ended July 2, 2011 was 38.0%. For the three and six months ended June 30, 2012, the primary differences between the US federal statutory tax rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower rates in certain foreign jurisdictions. For the three and six months ended July 2, 2011, the primary differences between the US federal statutory tax rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower rates in certain foreign jurisdictions and the reversal of certain tax reserves due to the expiration of the applicable statutes of limitations.

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

In September 2007, the Company appealed to the UK First Tier Tribunal (Tax Chamber) (formerly known as the UK VAT and Duties Tribunal and hereinafter referred to as the “First Tier Tribunal”) HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company. In February 2010, the First Tier Tribunal issued a ruling that the Company’s UK leaders should have been classified as employees for UK tax purposes and, as such, the Company should have withheld tax from its leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for the Company. The Company appealed the First Tier Tribunal’s adverse ruling to the UK Upper Tribunal (Tax and Chancery Chamber) (the “Upper Tribunal”), and in October 2011, the Upper Tribunal issued a ruling dismissing the Company’s appeal. In January 2012, the Company sought permission from the UK Court of Appeal to appeal the Upper Tribunal’s ruling, which the UK Court of Appeal refused in March 2012. In March 2012, the Company applied to the UK Court of Appeal for an oral hearing to seek permission to appeal to the UK Court of Appeal against the Upper Tribunal’s ruling. At the hearing in June 2012, the UK Court of Appeal granted the Company permission to appeal. A hearing date for the appeal has not yet been set.

In December 2011, HMRC’s claim in respect of NIC was amended to increase the claimed amount for the period April 2002 to April 2007 and include the interest accrued thereon through December 2011. In addition, in February 2012, HMRC asserted a claim in respect of PAYE for the period April 2007 to April 2011 similar to what it had claimed for the period April 2001 to April 2007. The Company is currently appealing this PAYE claim with the First Tier Tribunal and the First Tier Tribunal has directed that the appeal be stayed until following the decision of the UK Court of Appeal with respect to the Company’s appeal of the Upper Tribunal’s ruling.

In light of the First Tier Tribunal’s adverse ruling and in accordance with accounting guidance for contingencies, the Company recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. On a quarterly basis, beginning in the first quarter of fiscal 2010 and through the second quarter of fiscal 2011, the Company recorded a reserve for UK withholding taxes with respect to its UK leaders consistent with this ruling. The reserve at the end of the second quarter of fiscal 2011 equaled approximately $43,671 in the aggregate based on the exchange rates at the end of fiscal 2011. As of the beginning of the third quarter of fiscal 2011, the Company employs its UK leaders and therefore has ceased recording any further reserves for this matter. In addition, the Company does not currently

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

expect additional reserves will be required in connection with the December 2011 amended NIC claim and the February 2012 PAYE claim by HMRC, as reserves had previously been made for these amounts. In February 2012, the Company paid HMRC, on a without prejudice basis, a portion of the amount previously reserved equal to approximately $30,018 based on the exchange rates at the payment date for estimated amounts claimed to be owed by the Company with respect to PAYE and interest thereon for the period April 2001 to July 2011. The reserve at the end of the second quarter of fiscal 2012 equaled approximately $14,289 in the aggregate based on the exchange rates at the end of the second quarter of fiscal 2012.

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

As of June 30, 2012 and July 2, 2011, the Company had in effect interest rate swaps with notional amounts totaling $697,750 and $845,000, respectively. In January 2009, the Company entered into a forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. During the remaining term of this forward-starting interest rate swap, the notional amount will fluctuate, but will be no higher than the amount outstanding as of the end of the second fiscal quarter. The initial notional amount was $425,000 and the highest notional amount was $755,000.

The Company is hedging forecasted transactions for periods not exceeding the next five years. At June 30, 2012, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income will be reclassified to the Statement of Net Income within the next 12 months due to hedge ineffectiveness.

As of June 30, 2012 and July 2, 2011, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive income in the amounts of $9,623 ($15,776 before taxes) and $18,629 ($30,539 before taxes), respectively. For the three and six months ended June 30, 2012 and July 2, 2011, there were no fair value adjustments recorded in the Statement of Net Income since all hedges were considered qualifying and effective.

The Company expects approximately $7,275 ($11,926 before taxes) of derivative losses included in accumulated other comprehensive income at June 30, 2012, based on current market rates, will be reclassified into earnings within the next 12 months.

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of June 30, 2012 and July 2, 2011, the fair value of the Company’s long-term debt was approximately $2,433,249 and $1,161,212, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at June 30, 2012	$0	$0	$0	$0
Interest rate swap asset at December 31, 2011	$0	$0	$0	$0
Interest rate swap liability at June 30, 2012	$19,203	$0	$19,203	$0
Interest rate swap liability at December 31, 2011	$24,613	$0	$24,613	$0

13.	Segment Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable segments is as follows:

	Three Months Ended June 30, 2012
	WWI	WW.com	Consolidated
Total revenue	$348,525	$136,227	$484,752

Depreciation and amortization	$8,462	$2,375	$10,837

Operating income	$81,672	$71,836	$153,508

Interest expense			23,757
Other expense, net			3,796
Provision for taxes			48,493

Net income			$77,462

	Three Months Ended July 2, 2011
	WWI	WW.com	Consolidated
Total revenue	$379,163	$106,850	$486,013

Depreciation and amortization	$6,496	$2,412	$8,908

Operating income	$100,355	$54,975	$155,330

Interest expense			15,012
Other expense, net			226
Provision for taxes			53,236

Net income			$86,856

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended June 30, 2012
	WWI	WW.com	Consolidated
Total revenue	$723,868	$264,419	$988,287

Depreciation and amortization	$15,937	$4,899	$20,836

Operating income	$138,986	$117,296	$256,282

Interest expense			36,924
Other expense, net			3,287
Early extinguishment of debt			1,328
Provision for taxes			82,676

Net income			$132,067

	Six Months Ended July 2, 2011
	WWI	WW.com	Consolidated
Total revenue	$788,985	$200,459	$989,444

Depreciation and amortization	$12,753	$4,885	$17,638

Operating income	$197,855	$93,205	$291,060

Interest expense			33,185
Other income, net			(245)
Provision for taxes			98,087

Net income			$160,033

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

RESULTS OF OPERATIONS

OVERVIEW

Fiscal 2011 was a year of revenue and volume growth in all fiscal quarters as compared to the prior year periods. We began fiscal 2011 with a customer base that had grown by more than 20% since the beginning of fiscal 2010 and throughout the year experienced accelerated period-over-period volume growth in our North American and UK meetings and Weight Watchers.com businesses. The momentum of our new program launches, PointsPlus in North America and ProPoints in our other English-speaking markets, and strong marketing and public relations efforts drove this accelerated growth and historically high volumes in fiscal 2011.

Like the first quarter of fiscal 2012, the second quarter of fiscal 2012 had the challenge of being compared against the high levels of recruitment growth and related results of fiscal 2011. Total paid weeks in the second quarter of fiscal 2012 continued to grow, up 11.1% versus the prior year period, but at a slower rate than the 40.4% growth we experienced in the second quarter of fiscal 2011 versus the prior year period. Net revenues were $484.8 million in the second quarter of fiscal 2012, as compared to $486.0 million in the second quarter of fiscal 2011. Growth in Online revenues in the second quarter of fiscal 2012 versus the prior year period was almost fully offset by revenue declines in the meetings business. Gross margin for the second quarter of fiscal 2012 grew to 60.6% from 59.1% in the second quarter of fiscal 2011. Our investments in strategic growth initiatives in the quarter resulted in an increase in marketing expenses as a percentage of revenue in the second quarter of fiscal 2012 versus the prior year period. Selling and general expenses also increased in the second quarter of fiscal 2012 versus the prior year period as a result of these investments, but this increase was more than fully offset by lower administrative expenses in the quarter versus the prior year period. As a result of our investments in the second quarter of fiscal 2012, operating income margin for the second quarter of fiscal 2012 declined to 31.7% from 32.0% in the second quarter of fiscal 2011. Consequently, and as a result of higher interest expense and a write-off of an investment, net income attributable to the Company in the second quarter of fiscal 2012 declined 10.9% versus the prior year period to $77.5 million.

Given both the first and second quarters of fiscal 2012 experienced the same challenge of being compared against the high levels of recruitment growth and related results of fiscal 2011, as well as the continued investments in strategic growth initiatives in the first and second quarters of fiscal 2012, the first six months of fiscal 2012 versus the prior year period had similar performance trends as each of the quarters. Total paid weeks in the first six months of fiscal 2012 grew by 11.6% versus the prior year period. Net revenues were $988.3 million in the first six months of fiscal 2012, as compared to $989.4 million in the first six months of fiscal 2011. Growth in Online revenues in the first six months of fiscal 2012 versus the prior year period was fully offset by revenue declines in the meetings business. Gross margin for the first six months of fiscal 2012 grew to 58.9% from 57.6% in the first six months of fiscal 2011. Marketing expenses and selling, general and administrative expenses increased as a percentage of revenue in the first six months of fiscal 2012 versus the prior year period. As a result of the investments in strategic growth initiatives, operating income margin for the first six months of fiscal 2012 declined to 25.9% from 29.4% in the first six months of fiscal 2011. Consequently, and as a result of higher interest expense and a write-off of an investment, net income attributable to the Company in the first six months of fiscal 2012 declined 17.7% versus the prior year period to $132.1 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JULY 2, 2011

The table below sets forth selected financial information for the second quarter of fiscal 2012 from our consolidated statements of net income for the three months ended June 30, 2012 versus selected financial information for the second quarter of fiscal 2011 from our consolidated statements of income for the three months ended July 2, 2011:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Three Months Ended
	June 30, 2012	July 2, 2011	Increase/ (Decrease)	% Change
Revenues, net	$484.8	$486.0	$(1.3)	(0.3%)

Cost of revenues	191.2	198.9	(7.6)	(3.8%)

Gross profit	293.5	287.2	6.4	2.2%
Gross Margin %	60.6%	59.1%

Marketing expenses	83.8	75.2	8.6	11.5%

Selling, general & administrative expenses	56.2	56.7	(0.4)	(0.8%)

Operating income	153.5	155.3	(1.8)	(1.2%)
Operating Income Margin %	31.7%	32.0%

Interest expense	23.8	15.0	8.7	58.2%
Other expense, net	3.8	0.2	3.6	+100.0%

Income before income taxes	126.0	140.1	(14.1)	(10.1%)

Provision for income taxes	48.5	53.2	(4.7)	(8.9%)

Net income	77.5	86.9	(9.4)	(10.8%)

Net loss attributable to the noncontrolling interest	—	0.1	(0.1)	(100.0%)

Net income attributable to the Company	$77.5	$87.0	$(9.5)	(10.9%)

Weighted average diluted shares outstanding	57.1	74.4	(17.2)	(23.1%)

Diluted EPS	$1.36	$1.17	$0.19	15.9%

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Net revenues were $484.8 million in the second quarter of fiscal 2012, as compared to $486.0 million in the second quarter of fiscal 2011. Excluding the impact of foreign currency, which negatively impacted our revenues for the second quarter of fiscal 2012 by $12.4 million, net revenues in the second quarter of fiscal 2012 grew 2.3% versus the prior year period. The second quarter of fiscal 2012 benefited from a higher active Online subscriber base at the start of the quarter as compared to the start of the second quarter of fiscal 2011 and effective marketing in the Continental European meetings business. Revenue growth in our Continental European meetings business was completely offset by revenue declines in the NACO and UK meetings businesses as they cycled against their new program launches in late fiscal 2010 and strong marketing in the second quarter of fiscal 2011. Meeting revenues in the second quarter of fiscal 2012 continued to be negatively impacted by the execution challenges associated with introducing the Monthly Pass commitment plan to NACO’s small accounts portion of its corporate business in the first quarter of fiscal 2012. In addition, beginning towards the end of the second quarter of fiscal 2012, enrollments in NACO were affected by macro-economic factors, particularly consumer confidence, which negatively impacted revenue in the second quarter of fiscal 2012. Further, while effective marketing contributed to revenue growth in Continental Europe, marketing in the second quarter of fiscal 2012 for the UK meetings business was less effective than the prior year period and also negatively impacted revenue. Weak macro-economic trends in the United Kingdom contributed to the revenue decline in the UK meetings business as well.

The combination of the above factors which negatively impacted meeting revenues in the quarter led to a 4.7% decline in global meeting paid weeks in the second quarter of fiscal 2012 versus the prior year period. In contrast, with the benefits of starting the second quarter with a higher active Online subscriber base and effective marketing for the Weight Watchers Online product in Continental Europe, WeightWatchers.com experienced growth of 30.2% in Online paid weeks, as well as a 26.4% increase in end of period active Online subscribers, in the second quarter of fiscal 2012 versus the prior year period. The increase in Online paid weeks offset the decline in meeting paid weeks which resulted in an 11.1% increase in global paid weeks in the second quarter of fiscal 2012 versus the prior year period. Global attendance in the second quarter of fiscal 2012 declined 9.6% in comparison to the second quarter of fiscal 2011.

Gross Profit and Operating Income

Gross profit for the second quarter of fiscal 2012 of $293.5 million increased $6.4 million, or 2.2%, from $287.2 million in the second quarter of fiscal 2011. Operating income for the second quarter of fiscal 2012 was $153.5 million, a decrease of $1.8 million, or 1.2%, from $155.3 million in the second quarter of fiscal 2011. Excluding the impact of foreign currency, which negatively impacted operating income for the second quarter of fiscal 2012 by $3.6 million, operating income in the second quarter of fiscal 2012 increased by $1.7 million, or 1.1%, versus the prior year period. Our gross margin in the second quarter of fiscal 2012 increased to 60.6% from 59.1% in the second quarter of fiscal 2011, but operating income margin in the second quarter of fiscal 2012 declined to 31.7% from 32.0% in the second quarter of fiscal 2011. See “—Components of Expenses and Margins” for additional details.

Net Income and Earnings Per Share

Net income attributable to the Company in the second quarter of fiscal 2012 declined 10.9% from $87.0 million in the second quarter of fiscal 2011 to $77.5 million. This decline was the result of marketing investments in the second quarter of fiscal 2012 causing a decline in operating income in the quarter versus the prior year period. In addition, higher interest expense resulting from our financing of our repurchase of shares in the Tender Offer (defined below) and related share repurchase from Artal Holdings (defined below) and the write-off of an investment further reduced net income in the second quarter of fiscal 2012.

Earnings per fully diluted share in the second quarter of fiscal 2012 were $1.36, an increase of $0.19 from $1.17 in the second quarter of fiscal 2011. Earnings per fully diluted share in the second quarter of fiscal 2012 benefited from our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings as our weighted average diluted shares outstanding decreased to 57.1 million from 74.4 million in the prior year period. See “—Liquidity and Capital Resources—Dividends and Stock Transactions” for a description of the Tender Offer and related share repurchase from Artal Holdings.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, products sold in meetings, Internet revenues, and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Meeting Fees

Global meeting fees for the second quarter of fiscal 2012 were $248.5 million, a decrease of $21.1 million, or 7.8%, from $269.6 million in the prior year period. Excluding the impact of foreign currency, which decreased our global meeting fees for the second quarter of fiscal 2012 by $6.3 million, global meeting fees in the second quarter of fiscal 2012 decreased by 5.5% versus the prior year period. The decline in meeting fees was driven by a 4.7% decline in global meeting paid weeks in the second quarter of fiscal 2012 to 27.0 million from 28.3 million in the prior year period. The decline in meeting paid weeks was driven by the lower meeting membership base we had at the beginning of the second quarter of fiscal 2012 versus the beginning of the prior year period, as well as lower enrollments in the quarter versus the prior year period. Global attendance decreased 9.6% to 13.9 million in the second quarter of fiscal 2012 from 15.4 million in the second quarter of fiscal 2011.

In NACO, meeting fees in the second quarter of fiscal 2012 were $173.3 million, a decrease of $12.2 million, or 6.6%, from $185.6 million in the second quarter of fiscal 2011. The decline in meeting fees was driven primarily by a 5.5% decline in NACO meeting paid weeks from 19.0 million in the second quarter of fiscal 2011 to 17.9 million in the second quarter of fiscal 2012. The decline in meeting paid weeks was driven by the lower meeting membership base at the beginning of the second quarter of fiscal 2012 versus the beginning of the prior year period, as well as lower enrollments in the quarter versus the prior year period. Lower enrollments in the quarter were driven in part by execution challenges associated with introducing Monthly Pass to the small accounts portion of NACO’s corporate business in the first quarter of fiscal 2012 and the impact of the macro-economic climate on the business towards the end of second quarter of fiscal 2012, particularly as it related to consumer sentiment. In the second quarter of fiscal 2012, NACO attendance decreased 9.9% to 8.8 million from 9.7 million in the second quarter of fiscal 2011.

International meeting fees in the second quarter of fiscal 2012 were $75.2 million, a decrease of $8.8 million, or 10.5%, from $84.0 million in the prior year period. Excluding the impact of foreign currency, which decreased international meeting fees for the second quarter of fiscal 2012 by $5.8 million, international meeting fees declined by 3.7% in the second quarter of fiscal 2012 versus the prior year period. The decline in meeting fees was driven by a 3.0% decline in international meeting paid weeks in the second quarter of fiscal 2012 versus the prior year period. The decline in meeting paid weeks was driven by the lower meeting membership base at the beginning of the second quarter of fiscal 2012 versus the beginning of the prior year period, as well as lower enrollments in the quarter versus the prior year period. International attendance decreased by 9.1% in the second quarter of fiscal 2012 versus the prior year period.

In the second quarter of fiscal 2012, UK meeting fees decreased by 15.5% to $27.0 million from $31.9 million in the second quarter of fiscal 2011. The decline in meeting fees was driven primarily by a decline of 9.4% in UK meeting paid weeks in the second quarter of fiscal 2012 versus the prior year period. The decline in meeting paid weeks was driven by the lower meeting membership base at the beginning of the second quarter of fiscal 2012 versus the beginning of the prior year period, as well as lower enrollments in the quarter versus the prior year period. The advertising campaign that was introduced in the United Kingdom in the first quarter of fiscal 2012 continued to be ineffective in driving enrollment growth in the second quarter of fiscal 2012. Weak macro-economic trends in the United Kingdom also contributed to the decline in enrollments. UK attendance decreased by 14.6% in the second quarter of fiscal 2012 versus the prior year period.

The Continental European meetings business experienced a decrease in meeting fees of 3.9% to $37.5 million in the second quarter of fiscal 2012 from $39.0 million in the second quarter of fiscal 2011. Excluding the impact of foreign currency, which decreased Continental European meeting fees for the second quarter of fiscal 2012 by $4.4 million, Continental European meeting fees increased by 7.5% in the second quarter of fiscal 2012 as compared to the prior year period. The increase in meeting fees was driven by an increase of 11.0% in Continental European meeting paid weeks in the second quarter of fiscal 2012 versus the prior year period. The increase in meeting paid weeks was driven by the higher meeting membership base at the beginning of the second quarter of fiscal 2012 versus the beginning of the prior year period, as well as higher enrollments in the quarter versus the prior year period. These higher enrollments were the result of effective new marketing strategies in this region, particularly in France and Germany. In Continental Europe, attendance increased by 2.7% in the second quarter of fiscal 2012 versus the prior year period.

In-Meeting Product Sales

Global in-meeting product sales for the second quarter of fiscal 2012 were $64.5 million, a decrease of $8.1 million, or 11.1%, from $72.6 million in the second quarter of fiscal 2011. Excluding the impact of foreign currency, which decreased in-meeting product sales for the second quarter of fiscal 2012 by $2.2 million, global in-meeting product sales in the second quarter of fiscal 2012 declined 8.1% versus the prior year period. This decrease resulted primarily from a 9.6% decline in global meeting attendance in the quarter versus the prior year period. On a per attendee basis, second quarter fiscal 2012 global in-meeting product sales decreased 1.6%, but increased 1.7% on a constant currency basis, versus the prior year period. This increase in in-meeting product sales per attendee in the second quarter of fiscal 2012 was primarily the result of higher sales of our consumable products in both North America and the United Kingdom.

In NACO, second quarter fiscal 2012 in-meeting product sales of $35.7 million decreased by $3.0 million, or 7.8%, versus the prior year period. This decrease was driven by a 9.9% attendance decline, and was partially offset by a 2.4% increase in in-meeting product sales per attendee, in the second quarter of fiscal 2012 as compared to the prior year period.

International in-meeting product sales were $28.9 million in the second quarter of fiscal 2012, a decrease of 14.9%, or 8.8% on a constant currency basis, versus the prior year period. This decrease was driven primarily by an attendance decline of 9.1% in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011. In addition, in-meeting product sales per attendee of $5.62 in the second quarter of fiscal 2012 declined by 6.4%, but increased by 0.3% on a constant currency basis, as compared to the prior year period.

Internet Revenues

Internet revenues, which include subscription revenues from sales of our Weight Watchers Online and Weight Watchers eTools products as well as Internet advertising revenues, increased $29.9 million, or 28.3%, to $135.6 million in the second quarter of fiscal 2012 from $105.7 million in the second quarter of fiscal 2011. Excluding the impact of foreign currency, which decreased Internet revenues for the second quarter of fiscal 2012 by $2.9 million, Internet revenues grew by 31.0% in the second quarter of fiscal 2012 versus the prior year period. The combination of a higher active Online subscriber base at the start of the second quarter of fiscal 2012, up 32.3%, versus the beginning of the second quarter of fiscal 2011 and effective marketing campaigns in Continental Europe contributed to Online paid weeks growth of 30.2% in the second quarter of fiscal 2012 versus the prior year period. Additionally, end of period active Online subscribers increased by 26.4% to 2.3 million at the end of the second quarter of fiscal 2012 as compared to 1.8 million at the end of the second quarter of fiscal 2011.

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $36.1 million for the second quarter of fiscal 2012, a decrease of $2.0 million, or 5.3%, from $38.2 million for the second quarter of fiscal 2011. Excluding the impact of foreign currency, which decreased other revenues for the second quarter of fiscal 2012 by $1.1 million, other revenues were 2.8% lower in the second quarter of fiscal 2012 compared to the prior year period. Franchise commissions and sales of products to our franchisees declined in the aggregate by 24.7%, or 23.3% on a constant currency basis, in the second quarter of fiscal 2012 versus the prior year period. Our by mail product sales and revenues from our publications also declined in the aggregate by 14.5%, or 11.9% on a constant currency basis, in the second quarter of fiscal 2012 versus the prior year period level. These declines were primarily the result of comparing against the prior year period which had the benefit of the new program launches in our English-speaking markets in late fiscal 2010. Global licensing revenues in the second quarter of fiscal 2012 increased by 12.8% versus the prior year period. A one-time termination fee in the second quarter of fiscal 2012 which was included in licensing revenues accounted for all the increase versus the prior year period. Excluding this one-time termination fee of $2.0 million from licensing revenues, global licensing revenues in the second quarter of fiscal 2012 declined 0.6% versus the prior year period.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Total cost of revenues in the second quarter of fiscal 2012 was $191.2 million, a decrease of $7.6 million, or 3.8%, from $198.9 million in the prior year period. Cost of revenues declined at a faster pace than revenues due to the shift of revenue towards the higher margin WeightWatchers.com business. Gross profit for the second quarter of fiscal 2012 of $293.5 million increased $6.4 million, or 2.2%, from $287.2 million in the second quarter of fiscal 2011. Gross margin in the second quarter of fiscal 2012 was 60.6%, as compared to 59.1% in the second quarter of fiscal 2011. Gross margin expansion was primarily the result of the shift in revenue towards the higher margin WeightWatchers.com business. This margin expansion was partially offset by a decline in the meetings business gross margin. This decline in the meetings business gross margin was primarily driven by the impact of higher costs associated with our future growth initiatives and lower average number of members per meeting.

Marketing

Marketing expenses for the second quarter of fiscal 2012 were $83.8 million, an increase of $8.6 million, or 11.5%, versus the second quarter of fiscal 2011. Excluding the impact of foreign currency, which decreased marketing expenses for the second quarter of fiscal 2012 by $2.2 million, marketing expenses were 14.4% higher in the second quarter of fiscal 2012 compared to the prior year period. Second quarter of fiscal 2012 marketing expenses were higher primarily due to investments in two strategic initiatives: the first, investment in marketing the Weight Watchers Online product to men in the United States to build awareness and communicate the relevance of the Weight Watchers brand to the male demographic, and the second, first time Online TV marketing campaigns in several of our international markets, particularly Continental Europe. In addition, we invested in TV advertising for Continental Europe’s meetings business, which contributed to the increase in marketing expenses in the second quarter of fiscal 2012. The increase in marketing expenses also reflected the impact of higher volumes on online advertising costs. Marketing expenses as a percentage of revenue were 17.3% in the second quarter of fiscal 2012 as compared to 15.5% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $56.2 million for the second quarter of fiscal 2012 versus $56.7 million for the second quarter of fiscal 2011, a decrease of $0.4 million, or 0.8%. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the second quarter of fiscal 2012 by $1.3 million, second quarter fiscal 2012 selling, general and administrative expenses increased by 1.5% versus the second quarter of fiscal 2011. The increase in expenses was primarily related to growth initiatives, including technology for the development of our mobile platforms and additions to staff in support of business development. Lower bonus expense accruals related to business performance partially offset the increase. Selling, general and administrative expenses as a percentage of revenue for the second quarter of fiscal 2012 decreased to 11.6% from 11.7% for the second quarter of fiscal 2011.

Operating Income Margin

Our operating income margin in the second quarter of fiscal 2012 decreased to 31.7%, a decrease of 30 basis points from 32.0% in the second quarter of fiscal 2011. The decline in operating income margin was primarily driven by our investment in marketing the Weight Watchers Online product to men in the United States and costs related to first time Online TV marketing campaigns in several of our international markets in the second quarter of fiscal 2012. Marketing expenses increased as a percentage of revenue in the second quarter of fiscal 2012 as compared to the prior year period.

Interest Expense and Other

Interest expense was $23.8 million for the second quarter of fiscal 2012, an increase of $8.7 million, or 58.2%, from $15.0 million in the second quarter of fiscal 2011. The increase was primarily driven by higher interest rates on our debt and an increase in our average debt outstanding. The effective interest rate on our debt increased by 0.82% to 2.97% in the second quarter of fiscal 2012 from 2.15% in the second quarter of fiscal 2011. Our average debt outstanding increased by $1,237.2 million to $2,458.1 million in the second quarter of fiscal 2012 from $1,220.9 million in the second quarter of fiscal 2011. The increase in average debt outstanding was driven by the additional borrowings under the WWI Credit Facility (defined below) in connection with our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings (see “—Liquidity and Capital Resources—Dividends and Stock Transactions”). Interest expense was partially offset by a decrease in the notional value and interest rates of our interest rate swaps, which resulted in a lower effective interest rate of 3.53% in the second quarter of fiscal 2012, as compared to 4.47% in the second quarter of fiscal 2011.

The Company incurred $3.8 million of other expense in the second quarter of fiscal 2012 as compared to $0.2 million of other expense in the prior year period, primarily reflecting the write-off associated with an investment and the impact of foreign currency on intercompany transactions.

Tax

Our effective tax rate was 38.5% for the second quarter of fiscal 2012 as compared to 38.0% for the second quarter of fiscal 2011. The difference in period-over-period effective tax rates is primarily the result of the reversal of certain tax reserves due to the expiration of the applicable statutes of limitations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JULY 2, 2011

The table below sets forth selected financial information for the first half of fiscal 2012 from our consolidated statements of net income for the six months ended June 30, 2012 versus selected financial information for the first half of fiscal 2011 from our consolidated statements of income for the six months ended July 2, 2011:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Six Months Ended
	June 30, 2012	July 2, 2011	Increase/ (Decrease)	% Change
Revenues, net	$988.3	$989.4	$(1.2)	(0.1%)

Cost of revenues	406.4	419.2	(12.8)	(3.0%)

Gross profit	581.9	570.3	11.6	2.0%
Gross Margin %	58.9%	57.6%

Marketing expenses	214.1	170.8	43.3	25.3%
Selling, general & administrative expenses	111.5	108.4	3.1	2.9%

Operating income	256.3	291.1	(34.8)	(11.9%)
Operating Income Margin %	25.9%	29.4%

Interest expense	36.9	33.2	3.7	11.3%
Other (income) expense, net	3.3	(0.2)	3.5	-100.0%
Early extinguishment of debt	1.3	—	1.3	+100.0%

Income before income taxes	214.7	258.1	(43.4)	(16.8%)

Provision for income taxes	82.7	98.1	(15.4)	(15.7%)

Net income	132.1	160.0	(28.0)	(17.5%)
Net loss attributable to the noncontrolling interest	—	0.5	(0.5)	(100.0%)

Net income attributable to the Company	$132.1	$160.6	$(28.5)	(17.7%)

Weighted average diluted shares outstanding	65.7	74.1	(8.4)	(11.3%)

Diluted EPS	$2.01	$2.17	$(0.16)	(7.2%)

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Net revenues were $988.3 million in the first six months of fiscal 2012, as compared to $989.4 million in the first six months of fiscal 2011. Excluding the impact of foreign currency, which negatively impacted our revenues for the first six months of fiscal 2012 by $14.9 million, net revenues in the first six months of fiscal 2012 grew 1.4% versus the prior year period. Revenue growth in the first six months of fiscal 2012 was driven primarily by WeightWatchers.com which benefited from a higher active Online subscriber base at the start of fiscal 2012 as compared to fiscal 2011 and effective marketing in the first six months of fiscal 2012. Our Continental European meetings business, which benefited from new marketing strategies, also contributed to revenue growth. This revenue growth in our Continental European meetings business was almost completely offset by revenue declines in the NACO and UK meetings businesses as they cycled against the new program launches in late fiscal 2010 and strong marketing and public relations efforts in the first six months of fiscal 2011. In addition, in the first six months of fiscal 2012, meeting revenues were negatively impacted by the execution challenges associated with introducing the Monthly Pass commitment plan to NACO’s small accounts portion of its corporate business in the first quarter of fiscal 2012, as well as an ineffective advertising campaign in our UK meetings business.

The combination of the above factors which negatively impacted meeting revenues in the period led to a 4.8% decline in global meeting paid weeks in the first six months of fiscal 2012 versus the prior year period. However, with the benefits of starting the fiscal year with a higher active Online subscriber base and effective marketing, WeightWatchers.com experienced growth of 32.7% in Online paid weeks, as well as a 26.4% increase in end of period active Online subscribers, in the first six months of fiscal 2012 versus the prior year period. The increase in Online paid weeks more than offset the decline in meeting paid weeks which resulted in an 11.6% increase in global paid weeks in the first six months of fiscal 2012 versus the prior year period. Global attendance in the first six months of fiscal 2012 declined 10.2% in comparison to the first six months of fiscal 2011.

Gross Profit and Operating Income

Gross profit for the first six months of fiscal 2012 of $581.9 million increased $11.6 million, or 2.0%, from $570.3 million in the first six months of fiscal 2011. Operating income for the first six months of fiscal 2012 was $256.3 million, a decrease of $34.8 million, or 11.9%, from $291.1 million in the first six months of fiscal 2011. Excluding the impact of foreign currency, which negatively impacted operating income for the six months of fiscal 2012 by $3.6 million, operating income in the first six months of fiscal 2012 decreased by $31.2 million, or 10.7%, versus the prior year period. Our gross margin in the first six months of fiscal 2012 increased to 58.9% from 57.6% in the first six months of fiscal 2011, but operating income margin in the first six months of fiscal 2012 declined to 25.9% from 29.4% in the first six months of fiscal 2011. See “—Components of Expenses and Margins” for additional details.

Net Income and Earnings Per Share

Net income attributable to the Company in the first six months of fiscal 2012 declined 17.7% from $160.6 million in the first six months of fiscal 2011 to $132.1 million. This decline was primarily the result of marketing investments in the first six months of fiscal 2012 causing a decline in operating income in the first six months of fiscal 2012 versus the prior year period. In addition, higher interest expense resulting from our financing of our repurchase of shares in the Tender Offer and related share repurchase from Artal Holdings and the write-off of an investment further reduced net income in the first six months of fiscal 2012.

Earnings per fully diluted share in the first six months of fiscal 2012 were $2.01, a decrease of $0.16 from $2.17 in the first six months of fiscal 2011. Earnings per fully diluted share in the second quarter of fiscal 2012 benefited from our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings as our weighted average diluted shares outstanding decreased to 65.7 million from 74.1 million in the prior year period. See “—Liquidity and Capital Resources—Dividends and Stock Transactions” for a description of the Tender Offer and related share repurchase from Artal Holdings.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, products sold in meetings, Internet revenues, and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Meeting Fees

Global meeting fees for the first six months of fiscal 2012 were $501.0 million, a decrease of $37.5 million, or 7.0%, from $538.5 million in the prior year period. Excluding the impact of foreign currency, which decreased our global meeting fees for the first six months of fiscal 2012 by $7.5 million, global meeting fees in the first six months of fiscal 2012 decreased by 5.6% versus the prior year period. The decline in meeting fees was driven by a 4.8% decline in global meeting paid weeks in the first six months of fiscal 2012 to 53.4 million from 56.2 million in the prior year period. The decline in meeting paid weeks was driven by lower enrollments in the first six months of fiscal 2012 as compared to the historically high enrollment levels in the prior year period. However, the impact of enrollments on meeting paid weeks was minimized by the higher meeting membership base at the beginning of fiscal 2012 versus the beginning of fiscal 2011. Global attendance decreased 10.2% to 29.7 million in the first six months of fiscal 2012 from 33.0 million in the first six months of fiscal 2011.

In NACO, meeting fees in the first six months of fiscal 2012 were $348.5 million, a decrease of $25.2 million, or 6.8%, from $373.7 million in the first six months of fiscal 2011. The decline in meeting fees was driven primarily by a 5.7% decline in NACO meeting paid weeks from 37.4 million in the first six months of fiscal 2011 to 35.2 million in the first six months of fiscal 2012. The decline in meeting paid weeks in the first six months of fiscal 2012 primarily resulted from lower enrollments in the first six months of fiscal 2012 as compared to the historically high enrollment levels in the prior year period. Lower enrollments in the first six months of fiscal 2012 were driven in part by execution challenges associated with introducing Monthly Pass to the small accounts portion of NACO’s corporate business. However, the impact of enrollments on meeting paid weeks was minimized by the higher meeting membership base at the beginning of fiscal 2012 versus the beginning of fiscal 2011. In the first six months of fiscal 2012, NACO attendance decreased 11.0% to 18.6 million from 20.9 million in the first six months of fiscal 2011.

International meeting fees in the first six months of fiscal 2012 were $152.5 million, a decrease of $12.3 million, or 7.4%, from $164.8 million in the prior year period. Excluding the impact of foreign currency, which decreased international meeting fees for the first six months of fiscal 2012 by $6.7 million, international meeting fees declined by 3.4% in the first six months of fiscal 2012 versus the prior year period. The decline in meeting fees was driven by a 3.1% decline in international meeting paid weeks in the first six months of fiscal 2012 versus the prior year period. The decline in meeting paid weeks was driven by declines in enrollments in our international English-speaking markets in the first six months of fiscal 2012 versus the prior year period, which were partially offset by enrollment growth in Continental Europe. International attendance decreased by 8.8% in the first six months of fiscal 2012 versus the prior year period.

In the first six months of fiscal 2012, UK meeting fees decreased by 11.8% to $55.6 million from $63.0 million in the first six months of fiscal 2011. Excluding the impact of foreign currency, which decreased UK meeting fees for the first six months of fiscal 2012 by $1.4 million, UK meeting fees declined by 9.6% in the first six months of fiscal 2012 versus the prior year period. The decline in meeting fees was driven primarily by a decline of 7.9% in UK meeting paid weeks in the first six months of fiscal 2012 versus the prior year period. The decline in meeting paid weeks was driven by lower enrollments in the first six months of fiscal 2012 as compared to the historically high enrollment levels in the prior year period. In addition, in the first six months of fiscal 2012, the United Kingdom introduced an advertising campaign that was ineffective in driving enrollment growth. However, the impact of enrollments on meeting paid weeks was minimized by the higher meeting membership base at the beginning of fiscal 2012 versus the beginning of fiscal 2011. UK attendance decreased by 14.3% in the first six months of fiscal 2012 versus the prior year period.

Meeting fees in Continental Europe decreased 1.7% to $74.2 million in the first six months of fiscal 2012 from $75.5 million in the first six months of fiscal 2011. Excluding the impact of foreign currency, which decreased Continental European meeting fees for the first six months of fiscal 2012 by $5.4 million, Continental European meeting fees increased by 5.4% in the first six months of fiscal 2012 as compared to the prior year period. The increase in meeting fees was driven by an increase of 8.2% in Continental European meeting paid weeks in the first six months of fiscal 2012 versus the prior year period. The increase in meeting paid weeks was driven by higher enrollments in the first six months of fiscal 2012 as compared to the prior year period. These higher enrollments were the result of effective new marketing strategies in this region. In Continental Europe, attendance increased by 3.5% in the first six months of fiscal 2012 versus the prior year period.

In-Meeting Product Sales

Global in-meeting product sales for the first six months of fiscal 2012 were $151.7 million, a decrease of $22.0 million, or 12.7%, from $173.6 million in the first six months of fiscal 2011. Excluding the impact of foreign currency, which decreased in-meeting product sales for the first six months of fiscal 2012 by $2.9 million, global in-meeting product sales in the first six months of fiscal 2012 declined 11.0% versus the prior year period. This decrease resulted primarily from a 10.2% decline in global meeting attendance in the first six months of fiscal 2012 versus the prior year period. In addition, lower product sales per attendee in the first six months of fiscal 2012 versus the prior year period drove the balance of the decline. On a per attendee basis, the first six months of fiscal 2012 global in-meeting product sales decreased 2.7%, or 0.9% on a constant currency basis, versus the prior year period. This decrease in product sales per attendee in the first six months of fiscal 2012 was primarily the result of cycling against abnormally strong first quarter fiscal 2011 sales of enrollment products in connection with the launch of the new programs in our English-speaking markets in late fiscal 2010.

In NACO, first six months fiscal 2012 in-meeting product sales of $85.9 million decreased by $11.4 million, or 11.7%, versus the prior year period. This decrease resulted primarily from an 11.0% attendance decline in the first six months of fiscal 2012 as compared to the prior year period. A decline in in-meeting product sales per attendee of 0.8% in the first six months of fiscal 2012 as compared to the prior year period also contributed to this decrease.

International in-meeting product sales were $65.7 million in the first six months of fiscal 2012, a decrease of 13.9%, or 10.4% on a constant currency basis, versus the prior year period. This decrease was driven primarily by an attendance decline of 8.8% in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011. In addition, in-meeting product sales per attendee of $5.93 in the first six months of fiscal 2012 declined by 5.6%, or 1.7% on a constant currency basis, as compared to the prior year period.

Internet Revenues

Internet revenues, which include subscription revenues from sales of our Weight Watchers Online and Weight Watchers eTools products as well as Internet advertising revenues, increased $64.9 million, or 32.8%, to $262.5 million in the first six months of fiscal 2012 from $197.6 million in the first six months of fiscal 2011. Excluding the impact of foreign currency, which decreased Internet revenues for the first six months of fiscal 2012 by $3.5 million, Internet revenues grew by 34.6% in the first six months of fiscal 2012 versus the prior year period. The combination of a higher active Online subscriber base at the start of fiscal 2012, up 50.5%, versus the beginning of fiscal year 2011 and effective marketing campaigns in North America and Continental Europe contributed to Online paid weeks growth of 32.7% in the first six months of fiscal 2012 versus the prior year period. Additionally, end of period active Online subscribers increased by 26.4% to 2.3 million at the end of the first six months of fiscal 2012 as compared to 1.8 million at the end of the first six months of fiscal 2011.

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $73.1 million for the first six months of fiscal 2012, a decrease of $6.6 million, or 8.3%, from $79.7 million for the first six months of fiscal 2011. Excluding the impact of foreign currency, which decreased other revenues for the first six months of fiscal 2012 by $1.1 million, other revenues were 6.9% lower in the first six months of fiscal 2012 compared to the prior year period. Franchise commissions and sales of products to our franchisees declined in the aggregate by 23.7%, or 22.8% on a constant currency basis, in the first six months of fiscal 2012 versus the prior year period. Our by mail product sales and revenues from our publications also declined in the aggregate by 15.0%, or 13.7% on a constant currency basis, in the first six months of fiscal 2012 versus the prior year period. These declines were primarily the result of comparing against the prior year period which had the benefit of the new program launches in our English-speaking markets in late fiscal 2010. Global licensing revenues increased by 5.9%, or 7.6% on a constant currency basis, in the first six months of fiscal 2012 versus the prior year period. A one-time termination fee in the second quarter of fiscal 2012 which was included in licensing revenues accounted for all of the increase. Excluding this one-time termination fee of $2.0 million from licensing revenues, global licensing revenues in the first six months of fiscal 2012 declined 0.5% versus the prior year period.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Total cost of revenues in the first six months of fiscal 2012 was $406.4 million, a decrease of $12.8 million, or 3.0%, from $419.2 million in the prior year period. Cost of revenues declined at a faster pace than revenues due to the shift of revenue towards the higher margin WeightWatchers.com business. Gross profit for the first six months of fiscal 2012 of $581.9 million increased $11.6 million, or 2.0%, from $570.3 million in the first six months of fiscal 2011. Gross margin in the first six months of fiscal 2012 was 58.9%, as compared to 57.6% in the first six months of fiscal 2011. Gross margin expansion was primarily the result of the shift of revenue towards the higher margin WeightWatchers.com business. This margin expansion was partially offset by a decline in the meetings business gross margin. This decline in the meetings business gross margin was primarily driven by the impact of higher costs associated with our future growth initiatives and lower average number of members per meeting.

Marketing

Marketing expenses for the first six months of fiscal 2012 were $214.1 million, an increase of $43.3 million, or 25.3%, versus the first six months of fiscal 2011. Excluding the impact of foreign currency, which decreased marketing expenses for the first six months of fiscal 2012 by $3.4 million, marketing expenses were 27.3% higher in the first six months of fiscal 2012 compared to the prior year period. Included in our first six months of fiscal 2012 marketing expenses were investments in two strategic initiatives: the first, investment in marketing the Weight Watchers Online product to men in the United States to build awareness of and communicate the relevance of the Weight Watchers brand to the male demographic; and the second, first time Online TV marketing campaigns in several of our international markets. In addition, we invested in TV advertising for Continental Europe’s meetings business, which contributed to the increase in marketing expenses in the first six months of fiscal 2012. The increase in marketing expenses also reflected the impact of higher volumes on online advertising costs. Marketing expenses as a percentage of revenue were 21.7% in the first six months of fiscal 2012 as compared to 17.3% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $111.5 million for the first six months of fiscal 2012 versus $108.4 million for the first six months of fiscal 2011, an increase of $3.1 million, or 2.9%. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first six months of fiscal 2012 by $1.5 million, first six months of fiscal 2012 selling, general and administrative expenses increased by 4.2% versus the first six months of fiscal 2011. The increase in expenses was primarily related to growth initiatives, including technology for the development of our mobile platforms and additions to staff in support of business development. Lower bonus expense accruals related to business performance partially offset the increase. Selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal 2012 increased to 11.3% from 11.0% for the first six months of fiscal 2011.

Operating Income Margin

Our operating income margin in the first six months of fiscal 2012 decreased to 25.9%, a decrease of 350 basis points from 29.4% in the first six months of fiscal 2011. The decline in operating income margin was primarily driven by our significant investment in marketing the Weight Watchers Online product to men in the United States and costs related to first time Online TV marketing campaigns in several of our international markets in the first six months of fiscal 2012. Both marketing expenses and selling, general and administrative expenses increased as a percentage of revenue in the first six months of fiscal 2012 as compared to the prior year period.

Interest Expense and Other

Interest expense was $36.9 million for the first six months of fiscal 2012, an increase of $3.7 million, or 11.3%, from $33.2 million in the first six months of fiscal 2011. The increase was primarily driven by higher interest rates on our debt and an increase in our average debt outstanding. The effective interest rate on our debt increased by 0.69% to 2.84% in the first six months of 2012 from 2.15% in the first six months of fiscal 2011. Our average debt outstanding increased by $490.1 million to $1,765.2 million in the first six months of fiscal 2012 from $1,275.1 million in the first six months of fiscal 2011. The increase in average debt outstanding was driven by the additional borrowings under the WWI Credit Facility (defined below) in connection with our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings (see “—Liquidity and Capital Resources—Dividends and Stock Transactions”). Interest expense was partially offset by a decrease in the notional value and interest rates of our interest rate swaps, which resulted in a lower effective interest rate of 3.78% in the first six months of fiscal 2012, as compared to 4.76% in the first six months of fiscal 2011.

The Company incurred $3.3 million of other expense in the first six months of fiscal 2012 as compared to $0.2 million of other income in the prior year period, primarily reflecting the write-off associated with an investment and the impact of foreign currency on intercompany transactions.

In the first six months of fiscal 2012, we wrote-off $1.3 million of fees in connection with the refinancing of our debt, which we recorded as an early extinguishment of debt charge.

Tax

Our effective tax rate was 38.5% for the first six months of fiscal 2012 as compared to 38.0% for the first six months of fiscal 2011. The difference in period-over-period effective tax rates is primarily the result of the reversal of certain tax reserves due to the expiration of the applicable statutes of limitations.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash – Fiscal 2012

Cash and cash equivalents were $90.9 million at the end of the second quarter of fiscal 2012, an increase of $43.4 million from the end of fiscal 2011. Cash flows provided by operating activities for the first six months of fiscal 2012 were $180.3 million, a decrease of $74.7 million, or 29.3%, from the $255.0 million generated in the first six months of fiscal 2011. This decrease was primarily the result of $43.3 million of additional marketing expenses in the first six months of fiscal 2012 versus the prior year period and a payment of $30.0 million to Her Majesty’s Revenue and Customs, which was previously recorded as part of a reserve by the Company in the fourth quarter of fiscal 2009, in connection with the UK self-employment matter. See Part II, Item 1. “Legal Proceedings—UK Self-Employment Matter” for additional details on this matter.

The $180.3 million of cash flows provided by operating activities for the first six months of fiscal 2012 exceeded the period’s net income attributable to the Company by $48.2 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital, as described below (see “—Balance Sheet Working Capital”), non-cash expenses and differences between book and cash taxes.

Net cash used for investing and financing activities combined totaled $136.5 million in the first six months of fiscal 2012. Net cash used for investing activities was $38.3 million in the first six months of fiscal 2012, consisting primarily of capital expenditures in connection with our retail initiative and capitalized software expenditures to support global systems initiatives. Net cash used for financing activities totaled $98.2 million in the period and included stock repurchases of $1.5 billion and deferred financing costs of $25.4 million, partially offset by proceeds from new term loans under the WWI Credit Facility of $1.45 billion in connection with the Tender Offer and related Artal Holdings share repurchase as well as additional borrowings under our revolving credit facilities of $41.0 million. See “—Dividends and Stock Transactions” for a description of the Tender Offer and the related Artal Holdings share repurchase. In addition, we made long-term debt payments of $48.4 million and dividend payments of $22.7 million, and received $9.4 million of proceeds from stock options exercised, in the first six months of fiscal 2012.

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

The $255.0 million of cash flows provided by operating activities for the first six months of fiscal 2011 exceeded net income attributable to the Company by $94.4 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital, and from non-cash expenses and differences between book and cash taxes.

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

Balance Sheet Working Capital

On our balance sheet at June 30, 2012, the working capital deficit was $259.9 million, including $90.9 million of cash and cash equivalents and $152.9 million of current portion of long-term debt. At December 31, 2011, our working capital deficit was $279.7 million, which included $47.5 million of cash and cash equivalents and $124.9 million of current portion of long-term debt. After making scheduled debt repayments of $48.4 million during the first six months of fiscal 2012, and despite the borrowings that we undertook in March and April 2012, the current portion of our long-term debt increased only by $28.0 million versus the end of fiscal 2011 as described below (see “—Long-Term Debt”). Excluding the changes in cash and cash equivalents and current portion of long-term debt from both periods, the working capital deficit at June 30, 2012 decreased by $4.4 million to $197.8 million from $202.2 million at December 31, 2011.

The decrease of $4.4 million in adjusted working capital deficit (which excludes from working capital the changes in cash and cash equivalents and in the current portion of long-term debt) in the first six months of fiscal 2012 versus the December 31, 2011 level was attributable to operational items. Operational items increased the deficit by $45.6 million. These operational items included a $28.6 million increase in deferred revenue from growth in our Online subscriber and Monthly Pass member bases, seasonality-related reductions of $13.1 million in inventory, and a $4.5 million decrease in accounts receivable partially offset by a $0.6 million decrease in accrued liabilities. These increases in working capital deficit were almost fully offset by a $29.4 million decline in the UK self-employment liability related to payments made in the first quarter of fiscal 2012, $15.2 million net increase in prepaid and deferred income taxes, primarily related to the timing income tax payments, and a $5.4 million decline in the derivative liability.

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

Following the amendment of the WWI Credit Facility on March 15, 2012, (i) $33.1 million in aggregate principal amount of the Term A-1 Loan and $301.8 million in aggregate principal amount of the Term C Loan were converted into, and $849.4 million in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche E loan, or Term E Loan, (ii) $107.0 million in aggregate principal amount of the Term B Loan and $119.1 million in aggregate principal amount of the Term D Loan were converted into, and $600.0 million in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche F loan, or Term F Loan, and (iii) $262.0 million in aggregate principal amount of commitments under the Revolver A-1 were converted into a new revolving credit facility, or Revolver A-2. The loans outstanding under each term loan facility existing prior to the amendment of the WWI Credit Facility and the loans and commitments outstanding under the Revolver A-1, in each case that were not converted into the Term E Loan, the Term F Loan or the Revolver A-2, as applicable, continued to remain outstanding under the WWI Credit Facility as the Term A-1 Loan, the Term B Loan, the Term C Loan, the Term D Loan or the Revolver A-1, as applicable. In connection with this amendment, we incurred fees of approximately $25.4 million during the first quarter of fiscal 2012. On March 27, 2012, we borrowed an aggregate of $726.0 million under the Term E Loan and the Term F Loan to finance the purchase of shares in the Tender Offer and to pay a portion of the related fees and expenses. On April 9, 2012, we borrowed an aggregate of approximately $723.4 million under the Term E Loan to finance the purchase of shares from Artal Holdings. At June 30, 2012, we had $2,493.8 million outstanding under the WWI Credit Facility, a combination of term loans and amounts outstanding under the Revolver A-1 and the Revolver A-2. In addition, at June 30, 2012, the Revolver A-1 had $0.2 million in issued but undrawn letters of credit outstanding thereunder and $61.7 million in available unused commitments thereunder and the Revolver A-2 had $0.8 million in issued but undrawn letters of credit outstanding thereunder and $228.9 million in available unused commitments thereunder.

At June 30, 2012 and December 31, 2011, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 2.88% and 2.40% per annum at June 30, 2012 and December 31, 2011, respectively.

The following schedule sets forth our long-term debt obligations at June 30, 2012:

Long-Term Debt

At June 30, 2012

(in millions)

Balance
Revolver A-1 Loan due June 30, 2014	$8.7
Revolver A-2 Loan due March 15, 2017	32.3
Term A-1 Loan due January 26, 2013	76.5
Term B Loan due January 26, 2014	130.1
Term C Loan due June 30, 2015	117.0
Term D Loan due June 30, 2016	118.8
Term E Loan due March 15, 2017	1,184.3
Term F Loan due March 15, 2019	826.1

Total Debt	2,493.8
Less Current Portion	152.9

Total Long-Term Debt	$2,340.9

The WWI Credit Facility provides that term loans and the loans outstanding under the Revolver A-1 and the Revolver A-2 bear interest at a rate per annum equal to either, at our option, the LIBO Rate (Reserve Adjusted) (as defined in the WWI Credit Facility agreement) plus an applicable margin or the Alternate Base Rate (as defined in the WWI Credit Facility agreement) plus an applicable margin, which applicable margins will vary depending on our Net Debt to EBITDA Ratio (as defined in the WWI Credit Facility agreement) from time to time in effect. At June 30, 2012, the Term A-1 Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 1.00% per annum; the Term B Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 1.50% per annum; the Term C Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term D Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term E Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.00% per annum; the Term F Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.75% per annum; the Revolver A-1 bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.50% per annum; and the Revolver A-2 bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.00% per annum. For purposes of calculating the interest rate on the Term F Loan, the LIBO Rate (Reserve Adjusted) will always be at least 1.00% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, we are required to pay an undrawn commitment fee to the lenders under each of the Revolver A-1 and the Revolver A-2 with respect to the unused commitments under each such facility at a rate that is dependent on our Net Debt to EBITDA Ratio from time to time in effect. As of June 30, 2012, the applicable commitment fee rate for the Revolver A-1 was 0.50% per annum and for the Revolver A-2 was 0.40% per annum.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. At June 30, 2012, we were in compliance with all of the required financial ratios and also met all of the financial condition tests, and expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets secure the WWI Credit Facility.

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

The following schedule sets forth our year-by-year debt obligations at June 30, 2012:

Total Debt Obligation

(Including Current Portion)

At June 30, 2012

(in millions)

Remainder of fiscal 2012	$76.4
Fiscal 2013	114.7
Fiscal 2014	289.9
Fiscal 2015	227.3
Fiscal 2016	209.3
Thereafter	1,576.2

Total	$2,493.8

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

On October 9, 2003, our Board of Directors authorized and we announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized and we announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg, or Artal Holdings, and its parents and subsidiaries under the program. The repurchase program currently has no expiration date. During the six months ended June 30, 2012, the Company repurchased no shares of its common stock in the open market under this program. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement, as discussed further below, was not made pursuant to the repurchase program. During the six months ended July 2, 2011, the Company repurchased in its first quarter 0.8 million shares of its common stock in the open market under this program for a total cost of $31.6 million and in its second quarter no shares of its common stock.

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

The market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2011 have not changed from December 31, 2011, other than as described below.

As of June 30, 2012, we had entered into interest rate swaps with notional amounts totaling $697.8 million to hedge a portion of our variable rate debt. As of such date, $1,796.0 million of our variable rate debt remained unhedged. Our interest rate swap that went effective on January 4, 2010 and terminates on January 27, 2014 had an initial notional amount of $425.0 million, which amount will fluctuate during the remainder of its term to a maximum of $697.8 million. Based on the amount of our variable rate debt and interest swap agreements as of June 30, 2012, a hypothetical 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $9.0 million. This change in market risk exposure from the end of fiscal 2011 was driven by the additional borrowings in connection with the repurchase of shares of common stock under the Tender Offer and from Artal Holdings.

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

In September 2007, we appealed to the UK First Tier Tribunal (Tax Chamber) (formerly known as the UK VAT and Duties Tribunal), or the First Tier Tribunal, HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us. In February 2010, the First Tier Tribunal issued a ruling that our UK leaders should have been classified as employees for UK tax purposes and, as such, we should have withheld tax from our leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for us. We appealed the First Tier Tribunal’s adverse ruling to the UK Upper Tribunal (Tax and Chancery Chamber), or the Upper Tribunal, and in October 2011, the Upper Tribunal issued a ruling dismissing our appeal. In January 2012, we sought permission from the UK Court of Appeal to appeal the Upper Tribunal’s ruling, which the UK Court of Appeal refused in March 2012. In March 2012, we applied to the UK Court of Appeal for an oral hearing to seek permission to appeal to the UK Court of Appeal against the Upper Tribunal’s ruling. At the hearing in June 2012, the UK Court of Appeal granted us permission to appeal. A hearing date for the appeal has not yet been set.

In December 2011, HMRC’s claim in respect of NIC was amended to increase the claimed amount for the period April 2002 to April 2007 and include the interest accrued thereon through December 2011. In addition, in February 2012, HMRC asserted a claim in respect of PAYE for the period April 2007 to April 2011 similar to what it had claimed for the period April 2001 to April 2007. We are currently appealing this PAYE claim with the First Tier Tribunal and the First Tier Tribunal has directed that the appeal be stayed until following the decision of the UK Court of Appeal with respect to our appeal of the Upper Tribunal’s ruling.

In light of the First Tier Tribunal’s adverse ruling and in accordance with accounting guidance for contingencies, we recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. On a quarterly basis, beginning in the first quarter of fiscal 2010 and through the second quarter of fiscal 2011, we recorded a reserve for UK withholding taxes with respect to our UK leaders consistent with this ruling. The reserve at the end of the second quarter of fiscal 2011 equaled approximately $43.7 million in the aggregate based on the exchange rates at the end of fiscal 2011. As of the beginning of the third quarter of fiscal 2011, we employ our UK leaders and therefore have ceased recording any further reserves for this matter. In addition, we do not currently expect additional reserves will be required in connection with the December 2011 amended NIC claim and the February 2012 PAYE claim by HMRC, as reserves had previously been made for these amounts. In February 2012, we paid HMRC, on a without prejudice basis, a portion of the amount previously reserved equal to approximately $30.0 million based on the exchange rates at the payment date for estimated amounts claimed to be owed by us with respect to PAYE and interest thereon for the period April 2001 to July 2011. The reserve at the end of the second quarter of fiscal 2012 equaled approximately $14.3 in the aggregate based on the exchange rates at the end of the second quarter of fiscal 2012.

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

This table provides certain information with respect to our purchases of shares of Weight Watchers International, Inc.’s common stock during the second quarter of fiscal 2012:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – May 5	9,498,804	(1)	$82.00	9,498,804	(1)	$208,933,489	(2)
May 6 – June 2	—		$—	—		$208,933,489	(2)
June 3 – June 30	—		$—	—		$208,933,489	(2)

Total	9,498,804		$82.00	9,498,804

(1)

On February 14, 2012, we announced a plan to launch a “modified Dutch auction” tender offer and related share repurchase from Artal Holdings pursuant to which our Board of Directors authorized us to repurchase up to $1,500.0 million in value of our common stock. On February 23, 2012, we commenced the tender offer in which we sought to acquire up to $720.0 million in value of our common stock at a purchase price not greater than $83.00 nor less than $72.00 per share. The tender offer expired at midnight, New York time, on March 22, 2012 and in connection therewith, on March 28, 2012, we repurchased 8,780,485 shares of our common stock at a price of $82.00 per share. Additionally, on April 9, 2012, we repurchased 9,498,804 shares from Artal Holdings at a price of $82.00 per share pursuant to the agreement we entered into with Artal Holdings in connection with the tender offer. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends and Stock Transactions” for additional details of the Tender Offer and related share repurchase from Artal Holdings.

(2)

Reflects the approximate dollar value of shares that may yet be purchased under our previously announced repurchase program. We made no share repurchases under this program during the quarter ended June 30, 2012. For a discussion of our repurchase program, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Dividends and Stock Transactions”.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: August 9, 2012	By:	/s/ David P. Kirchhoff
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