Form 10-Q
period 2012-09-29
WEIGHT WATCHERS INTERNATIONAL INC
filed 2012-11-08
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

The number of shares of common stock outstanding as of October 31, 2012 was 55,652,763.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	September 29, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$80,591	$47,469
Receivables, net	40,936	47,175
Inventories, net	40,173	53,437
Prepaid income taxes	7,958	3,071
Deferred income taxes	24,498	24,612
Prepaid expenses and other current assets	30,736	38,762

TOTAL CURRENT ASSETS	224,892	214,526

Property and equipment, net	62,253	41,072
Franchise rights acquired	782,886	764,026
Goodwill	51,218	50,012
Trademarks and other intangible assets, net	44,894	37,461
Deferred financing costs, net	28,460	8,720
Other noncurrent assets	3,353	5,811

TOTAL ASSETS	$1,197,956	$1,121,628

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$133,808	$124,933
Accounts payable	50,811	60,810
Dividend payable	9,955	13,145
Derivative payable	17,009	24,613
UK self-employment liability	14,707	43,671
Accrued liabilities	166,687	140,573
Income taxes payable	1,511	2,704
Deferred revenue	104,125	83,758

TOTAL CURRENT LIABILITIES	498,613	494,207

Long-term debt	2,280,786	926,868
Deferred income taxes	127,342	100,723
Other	11,649	9,596

TOTAL LIABILITIES	2,918,390	1,531,394

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	0	0
Treasury stock, at cost, 56,334 shares at September 29, 2012 and 38,389 shares at December 31, 2011	(3,285,575)	(1,793,983)
Retained earnings	1,553,654	1,378,616
Accumulated other comprehensive income	11,487	5,601

TOTAL DEFICIT	(1,720,434)	(409,766)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,197,956	$1,121,628

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Meeting fees, net	$223,209	$233,400	$724,215	$771,898
Product sales and other, net	83,157	93,132	307,899	346,442
Internet revenues	124,244	101,902	386,783	299,538

Revenues, net	430,610	428,434	1,418,897	1,417,878

Cost of meetings, products and other	159,056	162,861	533,469	555,095
Cost of Internet revenues	15,721	14,390	47,706	41,309

Cost of revenues	174,777	177,251	581,175	596,404

Gross profit	255,833	251,183	837,722	821,474

Marketing expenses	65,886	61,514	279,981	232,329
Selling, general and administrative expenses	57,963	51,370	169,475	159,786

Operating income	131,984	138,299	388,266	429,359

Interest expense	23,225	13,655	60,149	46,840
Other (income) expense, net	(756)	285	2,531	40
Early extinguishment of debt	0	0	1,328	0

Income before income taxes	109,515	124,359	324,258	382,479

Provision for income taxes	42,151	43,709	124,827	141,796

Net income	67,364	80,650	199,431	240,683
Net loss attributable to the noncontrolling interest	0	0	0	523

Net income attributable to Weight Watchers International, Inc.	$67,364	$80,650	$199,431	$241,206

Earnings per share attributable to Weight Watchers International, Inc.
Basic	$1.21	$1.10	$3.23	$3.29

Diluted	$1.20	$1.09	$3.19	$3.26

Weighted average common shares outstanding
Basic	55,635	73,567	61,828	73,265

Diluted	56,122	74,263	62,486	74,040

Dividends declared per common share	$0.18	$0.18	$0.53	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
Net income	$67,364	$80,650	$199,431	$240,683
Other comprehensive income:
Foreign currency translation adjustments, net of tax(a)	1,243	(6,014)	1,018	(3,139)
Current period changes in fair value of derivatives, net of tax(b)	1,167	1,021	4,866	6,511

Total other comprehensive income	2,410	(4,993)	5,884	3,372

Comprehensive income	69,774	75,657	205,315	244,055
Comprehensive loss attributable to the noncontrolling interest	0	0	0	523

Comprehensive income attributable to Weight Watchers International, Inc.	$69,774	$75,657	$205,315	$244,578

(a)	Net of tax benefit (provision) of $(795) and $3,846 for the three months ended September 29, 2012 and October 1, 2011, respectively, and $(651) and $2,007 for the nine months ended September 29, 2012 and October 1, 2011, respectively.

(b)	Net of tax provision of $(746) and $(653) for the three months ended September 29, 2012 and October 1, 2011, respectively, and $(3,111) and $(4,163) for the nine months ended September 29, 2012 and October 1, 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Operating activities:
Net income	$199,431	$240,683
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,681	22,818
Amortization of deferred financing costs	5,178	3,730
Share-based compensation expense	5,905	6,456
Deferred tax provision	22,621	23,935
Allowance for doubtful accounts	(430)	1,606
Reserve for inventory obsolescence, other	8,245	10,771
Foreign currency exchange rate gain	(189)	(622)
Loss on disposal of assets	574	500
Loss on investment	2,697	735
Early extinguishment of debt	1,328	0
Other items, net	0	(631)
Changes in cash due to:
Receivables	7,003	4,739
Inventories	6,710	(7,040)
Prepaid expenses	2,834	14,172
Accounts payable	(10,173)	(9,803)
UK self-employment liability	(30,018)	2,931
Accrued liabilities	34,646	37,115
Deferred revenue	19,870	29,899
Income taxes	(1,748)	(7,046)

Cash provided by operating activities	301,165	374,948

Investing activities:
Capital expenditures	(35,585)	(12,950)
Capitalized software expenditures	(18,955)	(17,526)
Cash paid for acquisition	(17,000)	0
Other items, net	(81)	(544)

Cash used for investing activities	(71,621)	(31,020)

Financing activities:
Proceeds from new term loans	1,449,397	0
Payments on long-term debt	(86,603)	(298,285)
Payment of dividends	(32,465)	(38,745)
Payments to acquire treasury stock	(1,504,208)	(34,924)
Deferred financing costs	(25,542)	0
Proceeds from stock options exercised	10,863	41,428
Tax benefit of restricted stock units vested and stock options exercised	3,021	6,617

Cash used for financing activities	(185,537)	(323,909)

Effect of exchange rate changes on cash and cash equivalents and other	(10,885)	868

Net increase in cash and cash equivalents	33,122	20,887
Cash and cash equivalents, beginning of period	47,469	40,534

Cash and cash equivalents, end of period	$80,591	$61,421

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

2.	Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements:

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance allows companies to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is applicable for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted the provisions of this guidance in the third quarter of fiscal 2012. The adoption of this guidance did not have any affect on the consolidated financial position, results of operations or cash flows of the Company.

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of this guidance in the first quarter of fiscal 2012. The adoption of this guidance did not have any affect on the consolidated financial position, results of operations or cash flows of the Company.

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

3.	Acquisitions of Franchisees and Minority Equity Interest in China Joint Venture

Acquisitions of Franchisees

The acquisitions of franchisees have been accounted for under the purchase method of accounting and, accordingly, earnings of acquired franchisees have been included in the consolidated operating results of the Company since the applicable date of acquisition. During the third quarter of fiscal 2012, the Company acquired certain assets of its franchisee as outlined below. Prior to this purchase, there had been no key franchise acquisitions since fiscal 2008.

On September 10, 2012, the Company acquired substantially all of the assets of its Southeastern Ontario and Ottawa, Canada franchisee, Slengora Limited, for a net purchase price of $17,000. The total purchase price has been preliminarily allocated to franchise rights acquired ($15,263), goodwill ($1,199), customer relationship value ($322), fixed assets ($121), inventory ($71) and prepaid expenses and other current assets ($24). Due to the timing of this acquisition, the purchase price allocation has not yet been finalized.

The effect of this franchise acquisition was not material to the Company’s consolidated financial position, results of operations, or operating cash flows in the periods presented.

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

For the nine months ended September 29, 2012, the change in goodwill was due to foreign currency fluctuations. The Company’s goodwill by reportable segment at September 29, 2012 was $25,018 related to its

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

WWI segment and $26,200 related to its WW.com segment. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. For the nine months ended September 29, 2012, the change in franchise rights acquired was due to the Company’s acquisition of its Southeastern Ontario and Ottawa, Canada franchisee, as well as foreign currency fluctuations.

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $4,323 and $12,791 for the three and nine months ended September 29, 2012, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $4,313 and $12,161 for the three and nine months ended October 1, 2011, respectively.

The carrying amount of finite-lived intangible assets as of September 29, 2012 and December 31, 2011 was as follows:

	September 29, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$77,677	$51,231	$67,223	$44,003
Trademarks	10,178	9,525	10,006	9,276
Website development costs	53,726	36,292	43,987	30,747
Other	7,035	6,674	7,033	6,762

	$148,616	$103,722	$128,249	$90,788

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2012	$4,172
Fiscal 2013	$17,394
Fiscal 2014	$13,470
Fiscal 2015	$7,336
Fiscal 2016	$2,407

5.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	September 29, 2012		December 31, 2011
	Balance	Effective Rate	Balance	Effective Rate
Term A-1 Loan due January 26, 2013	$57,339	1.51%	$148,749	1.30%
Term B Loan due January 26, 2014	129,789	1.91%	238,125	1.65%
Term C Loan due June 30, 2015	115,411	2.74%	426,075	2.55%
Term D Loan due June 30, 2016	118,519	2.81%	238,852	2.56%
Term E Loan due March 15, 2017	1,169,453	2.53%	0	0.00%
Term F Loan due March 15, 2019	824,083	3.88%	0	0.00%

Total Debt	2,414,594	2.87%	1,051,801	2.15%
Less Current Portion	133,808		124,933

Total Long-Term Debt	$2,280,786		$926,868

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company’s credit facilities consist of certain term loan facilities and revolving credit facilities (collectively, the “WWI Credit Facility”). During the first quarter of fiscal 2012, the composition of the WWI Credit Facility changed as a result of the Company amending and restating the WWI Credit Facility to, among other things, extend the maturity of certain of the Company’s term loan facilities and the revolving credit facility and to obtain new commitments for the borrowing of an additional $1,449,397 of term loans to finance the purchases of shares of the Company’s common stock in the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement (each as defined below in Note 6).

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

Following the amendment of the WWI Credit Facility on March 15, 2012, (i) $33,083 in aggregate principal amount of the Term A-1 Loan and $301,777 in aggregate principal amount of the Term C Loan were converted into, and $849,397 in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche E loan (“Term E Loan”), (ii) $107,025 in aggregate principal amount of the Term B Loan and $119,123 in aggregate principal amount of the Term D Loan were converted into, and $600,000 in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche F loan (“Term F Loan”), and (iii) $261,971 in aggregate principal amount of commitments under the Revolver A-1 were converted into a new revolving credit facility (“Revolver A-2”). The loans outstanding under each term loan facility existing prior to the amendment of the WWI Credit Facility and the loans and commitments outstanding under the Revolver A-1, in each case that were not converted into the Term E Loan, the Term F Loan or the Revolver A-2, as applicable, continued to remain outstanding under the WWI Credit Facility as the Term A-1 Loan, the Term B Loan, the Term C Loan, the Term D Loan or the Revolver A-1, as applicable. In connection with this amendment, the Company incurred fees of $25,425 during the first quarter of fiscal 2012. On March 27, 2012, the Company borrowed an aggregate of $726,000 under the Term E Loan and the Term F Loan to finance the purchase of shares in the Tender Offer and to pay a portion of the related fees and expenses. On April 9, 2012, the Company borrowed an aggregate of approximately $723,397 under the Term E Loan to finance the purchase of shares from Artal Holdings. At September 29, 2012, the Company had $2,414,594 outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under any of the revolving credit facilities. In addition, at September 29, 2012, the Revolver A-1 had $186 in issued but undrawn letters of credit outstanding thereunder and $70,490 in available unused commitments thereunder and the Revolver A-2 had $691 in issued but undrawn letters of credit outstanding thereunder and $261,280 in available unused commitments thereunder.

At September 29, 2012 and December 31, 2011, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The average interest rate on the Company’s debt, exclusive of the impact of swaps, was approximately 3.01% and 2.40% per annum at September 29, 2012 and December 31, 2011, respectively.

The WWI Credit Facility provides that term loans and the loans outstanding under the Revolver A-1 and the Revolver A-2 bear interest at a rate per annum equal to either, at the Company’s option, the LIBO Rate (Reserve Adjusted) (as defined in the WWI Credit Facility agreement) plus an applicable margin or the Alternate Base Rate (as defined in the WWI Credit Facility agreement) plus an applicable margin, which applicable margins will vary depending on the Company’s Net Debt to EBITDA Ratio (as defined in the WWI Credit Facility agreement) from time to time in effect. At September 29, 2012, the Term A-1 Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 1.25% per annum; the Term B Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 1.50% per annum; the Term C Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted)

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

plus 2.25% per annum; the Term D Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term E Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term F Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 3.00% per annum; had any loans under the Revolver A-1 been outstanding, they would have borne interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.50% per annum; and had any loans under the Revolver A-2 been outstanding, they would have borne interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum. For purposes of calculating the interest rate on the Term F Loan, the LIBO Rate (Reserve Adjusted) will always be at least 1.00% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, the Company is required to pay an undrawn commitment fee to the lenders under each of the Revolver A-1 and the Revolver A-2 with respect to the unused commitments under each such facility at a rate that is dependent on the Company’s Net Debt to EBITDA Ratio from time to time in effect. As of September 29, 2012, the applicable commitment fee rate for the Revolver A-1 was 0.50% per annum and for the Revolver A-2 was 0.40% per annum.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At September 29, 2012, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests, and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all of the Company’s assets secure the WWI Credit Facility.

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

During the nine months ended September 29, 2012, the Company purchased no shares of its common stock in the open market under the repurchase program. During the nine months ended October 1, 2011, the Company purchased 814 shares of its common stock in the open market under the repurchase program for a total cost of $31,550. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement was not made pursuant to the Company’s existing repurchase program.

7.	Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Numerator:
Net income attributable to Weight Watchers International, Inc.	$67,364	$80,650	$199,431	$241,206

Denominator:
Weighted average shares of common stock outstanding	55,635	73,567	61,828	73,265
Effect of dilutive common stock equivalents	487	696	658	775

Weighted average diluted common shares outstanding	56,122	74,263	62,486	74,040

EPS attributable to
Weight Watchers International, Inc.:
Basic	$1.21	$1.10	$3.23	$3.29

Diluted	$1.20	$1.09	$3.19	$3.26

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 766 and 234 for the three months ended September 29, 2012 and October 1, 2011, respectively, and 462 and 165 for the nine months ended September 29, 2012 and October 1, 2011, respectively.

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

The effective tax rate for the three and nine months ended September 29, 2012 was 38.5%. The effective tax rates for the three and nine months ended October 1, 2011 were 35.1% and 37.1%, respectively. For the three and nine months ended September 29, 2012, the primary differences between the US federal statutory tax rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower rates in certain foreign jurisdictions and the reversal of certain tax reserves due to the expiration of the applicable statutes of limitations. For the three and nine months ended October 1, 2011, the primary differences between the US federal statutory tax rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower rates in certain foreign jurisdictions, and the reversal of certain tax reserves due to the expiration of the applicable statutes of limitations and the US tax benefit associated with losses due to the closing of the Company’s Finland business.

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

In September 2007, the Company appealed to the UK First Tier Tribunal (Tax Chamber) (formerly known as the UK VAT and Duties Tribunal and hereinafter referred to as the “First Tier Tribunal”) HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company. In February 2010, the First Tier Tribunal issued a ruling that the Company’s UK leaders should have been classified as employees for UK tax purposes and, as such, the Company should have withheld tax from its leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for the Company. The Company appealed the First Tier Tribunal’s adverse ruling to the UK Upper Tribunal (Tax and Chancery Chamber) (the “Upper Tribunal”), and in October 2011, the Upper Tribunal issued a ruling dismissing the Company’s appeal. In January 2012, the Company sought permission from the UK Court of Appeal to appeal the Upper Tribunal’s ruling, which the UK Court of Appeal refused in March 2012. In March 2012, the Company applied to the UK Court of Appeal for an oral hearing to seek permission to appeal to the UK Court of Appeal against the Upper Tribunal’s ruling. At the hearing in June 2012, the UK Court of Appeal granted the Company permission to appeal. A hearing date for the appeal has been set for January 2013.

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

In light of the First Tier Tribunal’s adverse ruling and in accordance with accounting guidance for contingencies, the Company recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. On a quarterly basis, beginning in the first quarter of fiscal 2010 and through the second quarter of fiscal 2011, the Company recorded a reserve for UK withholding taxes with respect to its UK leaders consistent with this ruling. The reserve at the end of the second quarter of fiscal 2011 equaled approximately $43,671 in the aggregate based on the exchange rates at the end of fiscal 2011. As of the beginning of the third quarter of fiscal 2011, the Company began employing its UK leaders and therefore has ceased recording any further reserves for this matter. In addition, the Company does not currently expect additional reserves will be required in connection with the December 2011 amended NIC claim and the February 2012 PAYE claim by HMRC, as reserves had previously been made for these amounts. In February 2012, the Company paid HMRC, on a without prejudice basis, a portion of the amount previously reserved equal to approximately $30,018 based on the exchange rates at the payment date for estimated amounts claimed to be owed by the Company with respect to PAYE and interest thereon for the period April 2001 to July 2011. The reserve at the end of the third quarter of fiscal 2012 equaled approximately $14,707 in the aggregate based on the exchange rates at the end of the third quarter of fiscal 2012. Although the Company disagrees with the First Tier Tribunal’s adverse ruling and believes it has valid grounds to obtain a reversal on appeal, the Company is currently in discussions with HMRC to determine if this matter can be settled prior to the January 2013 appeal hearing date.

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

As of September 29, 2012 and October 1, 2011, the Company had in effect interest rate swaps with notional amounts totaling $640,500 and $800,000, respectively. In January 2009, the Company entered into a forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. During the remaining term of this forward-starting interest rate swap, the notional amount will fluctuate, but will be no higher than the amount outstanding as of the end of the third fiscal quarter. The initial notional amount was $425,000 and the highest notional amount was $755,000.

The Company is hedging forecasted transactions for periods not exceeding the next five years. At September 29, 2012, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income will be reclassified to the Statements of Net Income within the next 12 months due to hedge ineffectiveness.

As of September 29, 2012 and October 1, 2011, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive income in the amounts of $8,456 ($13,863 before taxes) and $17,607 ($28,864 before taxes), respectively. For the three and nine months ended September 29, 2012 and October 1, 2011, there were no fair value adjustments recorded in the Statements of Net Income since all hedges were considered qualifying and effective.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company expects approximately $6,926 ($11,355 before taxes) of derivative losses included in accumulated other comprehensive income at September 29, 2012, based on current market rates, will be reclassified into earnings within the next 12 months.

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of September 29, 2012 and October 1, 2011, the fair value of the Company’s long-term debt was approximately $2,390,017 and $1,039,962, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at September 29, 2012	$0	$0	$0	$0
Interest rate swap asset at December 31, 2011	$0	$0	$0	$0
Interest rate swap liability at September 29, 2012	$17,009	$0	$17,009	$0
Interest rate swap liability at December 31, 2011	$24,613	$0	$24,613	$0

13.	Segment Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable segments is as follows:

	Three Months Ended September 29, 2012
	WWI	WW.com	Consolidated
Total revenue	$305,657	$124,953	$430,610

Depreciation and amortization	$8,660	$2,363	$11,023

Operating income	$60,476	$71,508	$131,984

Interest expense			23,225
Other income, net			(756)
Provision for taxes			42,151

Net income			$67,364

	Three Months Ended October 1, 2011
	WWI	WW.com	Consolidated
Total revenue	$325,584	$102,850	$428,434

Depreciation and amortization	$6,323	$2,587	$8,910

Operating income	$82,378	$55,921	$138,299

Interest expense			13,655
Other expense, net			285
Provision for taxes			43,709

Net income			$80,650

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended September 29, 2012
	WWI	WW.com	Consolidated
Total revenue	$1,029,524	$389,373	$1,418,897

Depreciation and amortization	$24,597	$7,262	$31,859

Operating income	$199,461	$188,805	$388,266

Interest expense			60,149
Other expense, net			2,531
Early extinguishment of debt			1,328
Provision for taxes			124,827

Net income			$199,431

	Nine Months Ended October 1, 2011
	WWI	WW.com	Consolidated
Total revenue	$1,114,569	$303,309	$1,417,878

Depreciation and amortization	$19,076	$7,472	$26,548

Operating income	$280,234	$149,125	$429,359

Interest expense			46,840
Other expense, net			40
Provision for taxes			141,796

Net income			$240,683

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

RESULTS OF OPERATIONS

OVERVIEW

Fiscal 2011 was a year of revenue and volume growth in all fiscal quarters as compared to the prior year periods. We experienced accelerated period-over-period volume growth in our North American and UK meetings and Weight Watchers.com businesses throughout the year. The momentum of our new program launches, PointsPlus in North America and ProPoints in our other English-speaking markets, and strong marketing and public relations efforts drove this accelerated growth and historically high volumes in fiscal 2011.

Similar to the first and second quarters of fiscal 2012, the third quarter of fiscal 2012 had, though to a lesser extent than the first and second quarters, the challenge of being compared against the historically high levels of recruitment growth and related results of fiscal 2011. Net revenues were $430.6 million in the third quarter of fiscal 2012, as compared to $428.4 million in the third quarter of fiscal 2011. Growth in Internet revenues in the third quarter of fiscal 2012 versus the prior year period was almost fully offset by revenue declines in the meetings business. Despite gross margin for the third quarter of fiscal 2012 growing to 59.4% from 58.6% in the third quarter of fiscal 2011, our investments in growth initiatives in the quarter resulted in an increase in both selling, general and administrative expenses and marketing expenses as a percentage of revenue in the third quarter of fiscal 2012 versus the prior year period. As a result, operating income margin for the third quarter of fiscal 2012 declined to 30.7% from 32.3% in the third quarter of fiscal 2011. Consequently, and as a result of higher interest expense and a higher tax rate, net income attributable to the Company in the third quarter of fiscal 2012 declined 16.5% versus the prior year period to $67.4 million.

The first nine months of fiscal 2012 versus the prior year period had similar performance trends as each of the individual fiscal quarters. Net revenues were $1,418.9 million in the first nine months of fiscal 2012, as compared to $1,417.9 million in the first nine months of fiscal 2011. Growth in Internet revenues in the first nine months of fiscal 2012 versus the prior year period was almost fully offset by revenue declines in the meetings business. Gross margin for the first nine months of fiscal 2012 grew to 59.0% from 57.9% in the first nine months of fiscal 2011. Both marketing expenses and selling, general and administrative expenses increased as a percentage of revenue in the first nine months of fiscal 2012 versus the prior year period due to our investments in growth initiatives. As a result, operating income margin for the first nine months of fiscal 2012 declined 2.9% to 27.4% from 30.3% in the first nine months of fiscal 2011. Consequently, and as a result of higher interest expense, a write-off of an investment and a higher tax rate, net income attributable to the Company in the first nine months of fiscal 2012 declined 17.3% versus the prior year period to $199.4 million.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 29, 2012 COMPARED TO THE THREE MONTHS ENDED OCTOBER 1, 2011

The table below sets forth selected financial information for the third quarter of fiscal 2012 from our consolidated statements of net income for the three months ended September 29, 2012 versus selected financial information for the third quarter of fiscal 2011 from our consolidated statements of net income for the three months ended October 1, 2011:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Three Months Ended
	September 29, 2012	October 1, 2011	Increase/ (Decrease)	% Change
Revenues, net	$430.6	$428.4	$2.2	0.5%

Cost of revenues	174.8	177.3	(2.5)	(1.4%)

Gross profit	255.8	251.2	4.6	1.9%
Gross Margin %	59.4%	58.6%

Marketing expenses	65.9	61.5	4.4	7.1%

Selling, general & administrative expenses	58.0	51.4	6.6	12.8%

Operating income	132.0	138.3	(6.3)	(4.6%)
Operating Income Margin %	30.7%	32.3%

Interest expense	23.2	13.7	9.6	70.1%
Other (income) expense, net	(0.8)	0.3	(1.0)	-100.0%

Income before income taxes	109.5	124.4	(14.8)	(11.9%)

Provision for income taxes	42.2	43.7	(1.6)	(3.6%)

Net income attributable to the Company	$67.4	$80.7	$(13.3)	(16.5%)

Weighted average diluted shares outstanding	56.1	74.3	(18.1)	(24.4%)

Diluted EPS	$1.20	$1.09	$0.11	10.5%

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Net revenues were $430.6 million in the third quarter of fiscal 2012, as compared to $428.4 million in the third quarter of fiscal 2011. Excluding the impact of foreign currency, which negatively impacted our revenues for the third quarter of fiscal 2012 by $9.2 million, net revenues in the third quarter of fiscal 2012 grew 2.7% versus the prior year period. The third quarter of fiscal 2012 benefited from a higher active Online subscriber base at the start of the quarter as compared to the start of the third quarter of fiscal 2011 and more effective marketing in the Continental European meetings business. Revenue growth on a constant currency basis in our Continental European meetings business was more than offset by revenue declines in the NACO and UK meetings businesses as they cycled against the momentum of their new program innovations and stronger marketing in the third quarter of fiscal 2011. In addition, meeting revenues in the third quarter of fiscal 2012 continued to be negatively impacted by the execution challenges associated with introducing the Monthly Pass commitment plan to NACO’s small accounts portion of its corporate business in the first quarter of fiscal 2012, though to a lesser extent than the first half of fiscal 2012, as well as by macro-economic factors, particularly consumer confidence, in NACO and the United Kingdom.

The combination of the above factors also led to a 4.2% decline in global meeting paid weeks in the third quarter of fiscal 2012 versus the prior year period. In contrast, with the benefits of starting the third quarter with a higher active Online subscriber base and effective marketing for the Weight Watchers Online product, particularly in Continental Europe, WeightWatchers.com experienced growth of 23.2% in Online paid weeks, as well as a 19.5% increase in end of period active Online subscribers, in the third quarter of fiscal 2012 versus the prior year period. The increase in Online paid weeks more than offset the decline in meeting paid weeks which resulted in an 8.8% increase in global paid weeks in the third quarter of fiscal 2012 versus the prior year period. Global attendance in the third quarter of fiscal 2012 declined 10.2% in comparison to the third quarter of fiscal 2011.

Gross Profit and Operating Income

Gross profit for the third quarter of fiscal 2012 of $255.8 million increased $4.6 million, or 1.9%, from $251.2 million in the third quarter of fiscal 2011. Excluding the impact of foreign currency, which negatively impacted gross profit for the third quarter of fiscal 2012 by $5.4 million, gross profit in the third quarter of fiscal 2012 increased by $10.0 million, or 4.0%, versus the prior year period. Operating income for the third quarter of fiscal 2012 was $132.0 million, a decrease of $6.3 million, or 4.6%, from $138.3 million in the third quarter of fiscal 2011. Excluding the impact of foreign currency, which negatively impacted operating income for the third quarter of fiscal 2012 by $3.2 million, operating income in the third quarter of fiscal 2012 decreased by $3.1 million, or 2.2%, versus the prior year period. This decline in operating income was primarily the result of an increase in selling, general and administrative expenses and marketing investments in the third quarter of fiscal 2012 versus the prior year period. Our gross margin in the third quarter of fiscal 2012 increased to 59.4% from 58.6% in the third quarter of fiscal 2011, but operating income margin in the third quarter of fiscal 2012 declined to 30.7% from 32.3% in the third quarter of fiscal 2011. See “—Components of Expenses and Margins” for additional details.

Net Income and Earnings Per Share

Net income attributable to the Company in the third quarter of fiscal 2012 declined 16.5% from $80.7 million in the third quarter of fiscal 2011 to $67.4 million. In addition to the decline in operating income, higher interest expense resulting from our financing of our repurchase of shares in the Tender Offer (defined below) and related share repurchase from Artal Holdings (defined below) and a higher tax rate, primarily resulting from the tax benefit associated with the closure of our Finland business in the third quarter of fiscal 2011, further reduced net income in the third quarter of fiscal 2012.

Earnings per fully diluted share in the third quarter of fiscal 2012 were $1.20, an increase of $0.11 from $1.09 in the third quarter of fiscal 2011. Earnings per fully diluted share in the third quarter of fiscal 2012 benefited from our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings in the first half of fiscal 2012 as our weighted average diluted shares outstanding decreased to 56.1 million in the quarter from 74.3 million in the prior year period. See “—Liquidity and Capital Resources—Dividends and Stock Transactions” for a description of the Tender Offer and related share repurchase from Artal Holdings.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, products sold in meetings, Internet revenues, and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Meeting Fees

Global meeting fees for the third quarter of fiscal 2012 were $223.2 million, a decrease of $10.2 million, or 4.4%, from $233.4 million in the prior year period. Excluding the impact of foreign currency, which decreased our global meeting fees for the third quarter of fiscal 2012 by $4.6 million, global meeting fees in the third quarter of fiscal 2012 decreased by 2.4% versus the prior year period. The decline in meeting fees was driven by a 4.2% decline in global meeting paid weeks in the third quarter of fiscal 2012 to 23.9 million from 24.9 million in the prior year period. The decline in meeting paid weeks was driven by the lower meeting membership base we had at the beginning of the third quarter of fiscal 2012 versus the beginning of the prior year period, as well as lower enrollments in the quarter versus the prior year period. Global attendance decreased 10.2% to 11.3 million in the third quarter of fiscal 2012 from 12.6 million in the third quarter of fiscal 2011.

In NACO, meeting fees in the third quarter of fiscal 2012 were $157.8 million, a decrease of $3.5 million, or 2.2%, from $161.2 million in the third quarter of fiscal 2011. The decline in meeting fees was driven primarily by a 3.6% decline in NACO meeting paid weeks from 16.6 million in the third quarter of fiscal 2011 to 16.0 million in the third quarter of fiscal 2012. The decline in meeting paid weeks was driven by the lower meeting membership base at the beginning of the third quarter of fiscal 2012 versus the beginning of the prior year period, as well as lower enrollments in the quarter versus the prior year period. In addition to the negative impact of the macro-economic climate, enrollments in the quarter were negatively impacted primarily by less promotional activity, as well as less effective marketing, versus the prior year period. The execution challenges associated with introducing Monthly Pass to the small accounts portion of NACO’s corporate business in early fiscal 2012 continued to have a negative impact on volumes, but to a lesser extent than the first half of fiscal 2012. Slightly offsetting this volume decline was a 1.7% increase in meeting fees per paid week on a constant currency basis in the third quarter of fiscal 2012 versus the prior year period, primarily the result of a December 2011 price increase for the U.S. Monthly Pass, which was partially offset by a shift to the Monthly Pass model in NACO’s corporate business. NACO revenues for the third quarter of fiscal 2012 also reflected a de minimis benefit from our September 2012 acquisition of substantially all of the assets of our Southeastern Ontario and Ottawa, Canada, franchisee. In the third quarter of fiscal 2012, NACO attendance decreased 9.4% to 7.2 million from 7.9 million in the third quarter of fiscal 2011.

International meeting fees in the third quarter of fiscal 2012 were $65.4 million, a decrease of $6.7 million, or 9.3%, from $72.2 million in the prior year period. Excluding the impact of foreign currency, which decreased international meeting fees for the third quarter of fiscal 2012 by $4.5 million, international meeting fees declined by 3.1% in the third quarter of fiscal 2012 versus the prior year period. Third quarter fiscal 2012 meeting fees were driven lower by a 5.4% decline in international meeting paid weeks in the third quarter of fiscal 2012 versus the prior year period. Meeting paid weeks performance in the third quarter of fiscal 2012 was driven by the lower meeting membership base at the beginning of the quarter versus the beginning of the prior year period, as well as lower enrollments, particularly in the United Kingdom, in the quarter versus the prior year period. International attendance decreased by 11.4% in the third quarter of fiscal 2012 versus the prior year period.

In the third quarter of fiscal 2012, UK meeting fees decreased by 14.0% to $25.3 million from $29.4 million in the third quarter of fiscal 2011. Excluding the impact of foreign currency, which decreased UK meeting fees for the third quarter of fiscal 2012 by $0.5 million, UK meeting fees declined by 12.3% in the third quarter of fiscal 2012 versus the prior year period. Third quarter fiscal 2012 meeting fees were driven lower primarily by a decline of 12.5% in UK meeting paid weeks in the third quarter of fiscal 2012 versus the prior year period. Meeting paid weeks performance in the third quarter of fiscal 2012 was driven by the lower meeting membership base at the beginning of the quarter versus the beginning of the prior year period, as well as lower enrollments in the quarter versus the prior year period. Enrollments in the quarter were negatively impacted primarily by less effective marketing and the macro-economic climate versus the prior year period. UK attendance decreased by 17.5% in the third quarter of fiscal 2012 versus the prior year period.

The Continental European meetings business experienced a decrease in meeting fees of 0.8% to $30.6 million in the third quarter of fiscal 2012 from $30.9 million in the third quarter of fiscal 2011. Excluding the impact of foreign currency, which decreased Continental European meeting fees for the third quarter of fiscal 2012 by $3.8 million, Continental European meeting fees increased by 11.6% in the third quarter of fiscal 2012 as compared to the prior year period. The increase in meeting fees on a constant currency basis was driven by an increase of 12.1% in Continental European meeting paid weeks in the third quarter of fiscal 2012 versus the prior year period. The increase in meeting paid weeks was driven primarily by the higher meeting membership base at the beginning of the third quarter of fiscal 2012 versus the beginning of the prior year period. Despite the difficult economic climate across Continental Europe, we experienced a slight increase in enrollments in the quarter versus the prior year period, which was the result of effective new marketing strategies in France and Germany. In Continental Europe, attendance increased by 4.9% in the third quarter of fiscal 2012 versus the prior year period.

In-Meeting Product Sales

Global in-meeting product sales for the third quarter of fiscal 2012 were $54.6 million, a decrease of $6.6 million, or 10.8%, from $61.3 million in the third quarter of fiscal 2011. Excluding the impact of foreign currency, which decreased in-meeting product sales for the third quarter of fiscal 2012 by $1.4 million, global in-meeting product sales in the third quarter of fiscal 2012 declined 8.4% versus the prior year period. This decrease resulted primarily from a 10.2% decline in global meeting attendance in the quarter versus the prior year period. On a per attendee basis, third quarter fiscal 2012 global in-meeting product sales decreased 0.7%, but increased 1.9% on a constant currency basis, versus the prior year period. This increase in in-meeting product sales per attendee in the third quarter of fiscal 2012 was primarily the result of product category expansion in North America and Continental Europe.

In NACO, third quarter fiscal 2012 in-meeting product sales of $32.0 million decreased by $2.3 million, or 6.6%, versus the prior year period. This decrease was driven by a 9.4% attendance decline, and was partially offset by a 3.1% increase in in-meeting product sales per attendee, in the third quarter of fiscal 2012 as compared to the prior year period.

International in-meeting product sales were $22.7 million in the third quarter of fiscal 2012, a decrease of 16.1%, or 10.9% on a constant currency basis, versus the prior year period. This decrease was driven primarily by an attendance decline of 11.4% in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011, which was largely driven by the United Kingdom. In addition, in-meeting product sales per attendee in the third quarter of fiscal 2012 declined by 5.3%, but increased by 0.6% on a constant currency basis, as compared to the prior year period.

Internet Revenues

Internet revenues, which include subscription revenues from sales of our Weight Watchers Online and Weight Watchers eTools products as well as Internet advertising revenues, increased $22.3 million, or 21.9%, to $124.2 million in the third quarter of fiscal 2012 from $101.9 million in the third quarter of fiscal 2011. Excluding the impact of foreign currency, which decreased Internet revenues for the third quarter of fiscal 2012 by $2.3 million, Internet revenues grew by 24.2% in the third quarter of fiscal 2012 versus the prior year period. The combination of a higher active Online subscriber base at the start of the third quarter of fiscal 2012, up 26.4%, versus the beginning of the third quarter of fiscal 2011 and effective marketing campaigns in Continental Europe and Canada contributed to Online paid weeks growth of 23.2% in the third quarter of fiscal 2012 versus the prior year period. The growth rate in Online paid weeks in the third quarter of fiscal 2012 versus the prior year period was less than the comparable growth rate in the first and second quarters of fiscal 2012. This declining trend is the result of lower sign-ups in our US and UK markets, which were driven by the same challenges the meetings business faced in those markets in the third quarter of fiscal 2012. Additionally, end of period active Online subscribers increased by 19.5% to 2.1 million at the end of the third quarter of fiscal 2012 as compared to 1.7 million at the end of the third quarter of fiscal 2011.

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $28.5 million for the third quarter of fiscal 2012, a decrease of $3.4 million, or 10.5%, from $31.9 million for the third quarter of fiscal 2011. Excluding the impact of foreign currency, which decreased other revenues for the third quarter of fiscal 2012 by $0.8 million, other revenues were 8.1% lower in the third quarter of fiscal 2012 compared to the prior year period. Franchise commissions and sales of products to our franchisees declined in the aggregate by 16.2%, or 15.1% on a constant currency basis, in the third quarter of fiscal 2012 versus the prior year period. Our by mail product sales and revenues from our publications also declined in the aggregate by 18.4%, or 15.2% on a constant currency basis, in the third quarter of fiscal 2012 versus the prior year period. These declines were primarily the result of comparing against the prior year period, which had the benefit of the momentum of the new program launches in our English-speaking markets in late fiscal 2010. Global licensing revenues in the third quarter of fiscal 2012 decreased by 2.3%, but increased slightly by 0.2% on a constant currency basis, versus the prior year period.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Total cost of revenues in the third quarter of fiscal 2012 was $174.8 million, a decrease of $2.5 million, or 1.4%, from $177.3 million in the prior year period. Cost of revenues declined at a faster pace than revenues due to the continued shift of revenue towards the higher margin WeightWatchers.com business. Gross profit for the third quarter of fiscal 2012 of $255.8 million increased $4.6 million, or 1.9%, from $251.2 million in the third quarter of fiscal 2011. Gross margin in the third quarter of fiscal 2012 was 59.4%, as compared to 58.6% in the third quarter of fiscal 2011. Gross margin expansion was primarily the result of the continued shift in revenue towards the higher margin WeightWatchers.com business. This margin expansion was partially offset by a decline in the meetings business gross margin. This decline in the meetings business gross margin was primarily driven by a lower average number of members per meeting, costs associated with our initiative to modernize and update our retail centers in the United States, the impact of lower product sales margin and one-time costs associated with NACO’s transition to a new customer service provider.

Marketing

Marketing expenses for the third quarter of fiscal 2012 were $65.9 million, an increase of $4.4 million, or 7.1%, versus the third quarter of fiscal 2011. Excluding the impact of foreign currency, which decreased marketing expenses for the third quarter of fiscal 2012 by $1.1 million, marketing expenses were 8.9% higher in the third quarter of fiscal 2012 compared to the prior year period. In the third quarter of fiscal 2012, marketing expenses were higher primarily due to investments in two initiatives: first time Online TV marketing campaigns in three of our international markets and investment in marketing the Weight Watchers Online product to men in the United States. In addition, in the third quarter of fiscal 2012, we increased our investment in other advertising for the Online business in the United States and increased our celebrity TV advertising spend in Germany for the meetings business. The impact of higher volumes on online advertising costs also contributed to the increase in marketing expenses. Marketing expenses as a percentage of revenue were 15.3% in the third quarter of fiscal 2012 as compared to 14.4% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $58.0 million for the third quarter of fiscal 2012 versus $51.4 million for the third quarter of fiscal 2011, an increase of $6.6 million, or 12.8%. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the third quarter of fiscal 2012 by $1.1 million, third quarter fiscal 2012 selling, general and administrative expenses increased by 14.9% versus the third quarter of fiscal 2011. The increase in expenses was primarily related to investments in growth initiatives, including NACO’s corporate business, technology for the development of customer relationship management platforms and additions to staff in support of these initiatives, as well as a one-time expense associated with the move of our New York headquarters facilities planned for next year. Lower bad debt expense in NACO and lower bonus expense globally related to business performance partially offset this increase. Selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2012 increased to 13.5% from 12.0% for the third quarter of fiscal 2011.

Operating Income Margin

Our operating income margin in the third quarter of fiscal 2012 decreased to 30.7%, a decrease of 1.6% from 32.3% in the third quarter of fiscal 2011. The decline in operating income margin was primarily driven by an increase in selling, general and administrative expenses and in marketing costs related to first time Online TV marketing campaigns in three of our international markets, as well as marketing the Weight Watchers Online product to men in the United States. In the third quarter of fiscal 2012, both selling, general and administrative expenses and marketing expenses increased as a percentage of revenue as compared to the prior year period.

Interest Expense and Other

Interest expense was $23.2 million for the third quarter of fiscal 2012, an increase of $9.6 million, or 70.1%, from $13.7 million in the third quarter of fiscal 2011. The increase was primarily driven by higher interest rates on our debt and an increase in our average debt outstanding. The effective interest rate on our debt increased by 0.80% to 2.92% in the third quarter of fiscal 2012 from 2.12% in the third quarter of fiscal 2011. Our average debt outstanding increased by $1,331.8 million to $2,456.7 million in the third quarter of fiscal 2012 from $1,124.9 million in the third quarter of fiscal 2011. The increase in average debt outstanding was driven by the additional borrowings under the WWI Credit Facility (defined below) in connection with our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings (see “—Liquidity and Capital Resources—Dividends and Stock Transactions”). Interest expense was partially offset by a decrease in the notional value and interest rates of our interest rate swaps, which resulted in a lower effective interest rate of 3.43% in the third quarter of fiscal 2012, as compared to 4.43% in the third quarter of fiscal 2011.

The Company incurred $0.8 million of other income in the third quarter of fiscal 2012 as compared to $0.3 million of other expense in the prior year period, primarily reflecting the impact of foreign currency on intercompany transactions.

Tax

Our effective tax rate was 38.5% for the third quarter of fiscal 2012 as compared to 35.1% for the third quarter of fiscal 2011. The difference in period-over-period effective tax rates is primarily the result of the tax benefit associated with the closure of our Finland business in the third quarter of fiscal 2011.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2012 COMPARED TO THE NINE MONTHS ENDED OCTOBER 1, 2011

The table below sets forth selected financial information for the first nine months of fiscal 2012 from our consolidated statements of net income for the nine months ended September 29, 2012 versus selected financial information for the first nine months of fiscal 2011 from our consolidated statements of net income for the nine months ended October 1, 2011:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Nine Months Ended
	September 29, 2012	October 1, 2011	Increase/ (Decrease)	% Change
Revenues, net	$1,418.9	$1,417.9	$1.0	0.1%

Cost of revenues	581.2	596.4	(15.2)	(2.6%)

Gross profit	837.7	821.5	16.2	2.0%
Gross Margin %	59.0%	57.9%

Marketing expenses	280.0	232.3	47.6	20.5%
Selling, general & administrative expenses	169.5	159.8	9.7	6.1%

Operating income	388.3	429.4	(41.1)	(9.6%)
Operating Income Margin %	27.4%	30.3%

Interest expense	60.1	46.8	13.3	28.4%
Other expense, net	2.5	0.1	2.5	+100.0%
Early extinguishment of debt	1.3	—	1.3	+100.0%

Income before income taxes	324.3	382.5	(58.2)	(15.2%)

Provision for income taxes	124.8	141.8	(17.0)	(12.0%)

Net income	199.4	240.7	(41.3)	(17.1%)
Net loss attributable to the noncontrolling interest	—	0.5	(0.5)	(100.0%)

Net income attributable to the Company	$199.4	$241.2	$(41.8)	(17.3%)

Weighted average diluted shares outstanding	62.5	74.0	(11.6)	(15.6%)

Diluted EPS	$3.19	$3.26	$(0.07)	(2.0%)

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Net revenues were $1,418.9 million in the first nine months of fiscal 2012, as compared to $1,417.9 million in the first nine months of fiscal 2011. Excluding the impact of foreign currency, which negatively impacted our revenues for the first nine months of fiscal 2012 by $24.1 million, net revenues in the first nine months of fiscal 2012 grew 1.8% versus the prior year period. Revenue growth in the first nine months of fiscal 2012 was driven primarily by WeightWatchers.com which benefited from a higher active Online subscriber base at the start of fiscal 2012 as compared to fiscal 2011 and effective marketing in the first nine months of fiscal 2012. Our Continental European meetings business, which benefited from new marketing strategies, also contributed to revenue growth on a constant currency basis. This revenue growth in our Continental European meetings business was more than offset by revenue declines in the NACO and UK meetings businesses as they cycled against the momentum of their new program innovations, and stronger and more effective marketing and public relations efforts, in the first nine months of fiscal 2011. In addition, in the first nine months of fiscal 2012, meeting revenues were negatively impacted by the execution challenges associated with introducing the Monthly Pass commitment plan to NACO’s small accounts portion of its corporate business in the first quarter of fiscal 2012, as well as by macro-economic factors, particularly consumer confidence, in NACO and the United Kingdom.

The combination of the above factors also led to a 4.6% decline in global meeting paid weeks in the first nine months of fiscal 2012 versus the prior year period. However, with the benefits of starting the fiscal year with a higher active Online subscriber base and effective marketing, WeightWatchers.com experienced growth of 29.5% in Online paid weeks, as well as a 19.5% increase in end of period active Online subscribers, in the first nine months of fiscal 2012 versus the prior year period. The increase in Online paid weeks more than offset the decline in meeting paid weeks, which resulted in a 10.7% increase in global paid weeks in the first nine months of fiscal 2012 versus the prior year period. Global attendance in the first nine months of fiscal 2012 declined 10.2% in comparison to the first nine months of fiscal 2011.

Gross Profit and Operating Income

Gross profit for the first nine months of fiscal 2012 of $837.7 million increased $16.2 million, or 2.0%, from $821.5 million in the first nine months of fiscal 2011. Excluding the impact of foreign currency, which negatively impacted gross profit for the first nine months of fiscal 2012 by $13.8 million, gross profit in the first nine months of fiscal 2012 increased by $30.1 million, or 3.7%, versus the prior year period. Operating income for the first nine months of fiscal 2012 was $388.3 million, a decrease of $41.1 million, or 9.6%, from $429.4 million in the first nine months of fiscal 2011. Excluding the impact of foreign currency, which negatively impacted operating income for the first nine months of fiscal 2012 by $6.8 million, operating income in the first nine months of fiscal 2012 decreased by $34.3 million, or 8.0%, versus the prior year period. This decline was primarily the result of an increase in marketing investments and selling, general and administrative expenses in the first nine months of fiscal 2012 versus the prior year period. Our gross margin in the first nine months of fiscal 2012 increased to 59.0% from 57.9% in the first nine months of fiscal 2011, but operating income margin in the first nine months of fiscal 2012 declined to 27.4% from 30.3% in the first nine months of fiscal 2011. See “—Components of Expenses and Margins” for additional details.

Net Income and Earnings Per Share

Net income attributable to the Company in the first nine months of fiscal 2012 declined 17.3% from $241.2 million in the first nine months of fiscal 2011 to $199.4 million. In addition to the decline in operating income, higher interest expense resulting from our financing of our repurchase of shares in the Tender Offer and related share repurchase from Artal Holdings, the write-off of an investment and a higher tax rate, primarily resulting from the tax benefit associated with the closure of our Finland business in the third quarter of fiscal 2011, further reduced net income in the first nine months of fiscal 2012.

Earnings per fully diluted share in the first nine months of fiscal 2012 were $3.19, a decrease of $0.07 from $3.26 in the first nine months of fiscal 2011. Earnings per fully diluted share in the second and third quarters of fiscal 2012 benefited from our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings as our weighted average diluted shares outstanding decreased to 62.5 million from 74.0 million in the prior year period. See “—Liquidity and Capital Resources—Dividends and Stock Transactions” for a description of the Tender Offer and related share repurchase from Artal Holdings.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, products sold in meetings, Internet revenues, and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Meeting Fees

Global meeting fees for the first nine months of fiscal 2012 were $724.2 million, a decrease of $47.7 million, or 6.2%, from $771.9 million in the prior year period. Excluding the impact of foreign currency, which decreased our global meeting fees for the first nine months of fiscal 2012 by $12.1 million, global meeting fees in the first nine months of fiscal 2012 decreased by 4.6% versus the prior year period. The decline in meeting fees was driven by a 4.6% decline in global meeting paid weeks in the first nine months of fiscal 2012 to 77.3 million from 81.1 million in the prior year period. The decline in meeting paid weeks was driven by lower enrollments in the first nine months of fiscal 2012 as compared to the historically high enrollment levels in the prior year period. However, the impact of enrollments on meeting paid weeks was minimized by the higher meeting membership base at the beginning of fiscal 2012 versus the beginning of fiscal 2011. Global attendance decreased 10.2% to 41.0 million in the first nine months of fiscal 2012 from 45.6 million in the first nine months of fiscal 2011.

In NACO, meeting fees in the first nine months of fiscal 2012 were $506.2 million, a decrease of $28.7 million, or 5.4%, from $534.9 million in the first nine months of fiscal 2011. The decline in meeting fees was driven primarily by a 5.1% decline in NACO meeting paid weeks from 54.0 million in the first nine months of fiscal 2011 to 51.2 million in the first nine months of fiscal 2012. The decline in meeting paid weeks primarily resulted from lower enrollments in the first nine months of fiscal 2012 as compared to the historically high enrollment levels in the prior year period. Lower enrollments in the first nine months of fiscal 2012 were driven in part by the execution challenges associated with introducing Monthly Pass to the small accounts portion of NACO’s corporate business. However, the impact of enrollments on meeting paid weeks was minimized by the higher meeting membership base at the beginning of fiscal 2012 versus the beginning of fiscal 2011. In the first nine months of fiscal 2012, NACO attendance decreased 10.6% to 25.7 million from 28.8 million in the first nine months of fiscal 2011.

International meeting fees in the first nine months of fiscal 2012 were $218.0 million, a decrease of $19.0 million, or 8.0%, from $237.0 million in the prior year period. Excluding the impact of foreign currency, which decreased international meeting fees for the first nine months of fiscal 2012 by $11.2 million, international meeting fees declined by 3.3% in the first nine months of fiscal 2012 versus the prior year period. First nine months fiscal 2012 meeting fees were driven by a 3.8% decline in international meeting paid weeks in the period versus the prior year period. Meeting paid weeks performance in the first nine months of fiscal 2012 was driven by declines in enrollments in our international English-speaking markets in the period versus the prior year period, which were partially offset by enrollment growth in Continental Europe. International attendance decreased by 9.5% in the first nine months of fiscal 2012 versus the prior year period.

In the first nine months of fiscal 2012, UK meeting fees decreased by 12.5% to $80.9 million from $92.5 million in the first nine months of fiscal 2011. Excluding the impact of foreign currency, which decreased UK meeting fees for the first nine months of fiscal 2012 by $1.9 million, UK meeting fees declined by 10.5% in the first nine months of fiscal 2012 versus the prior year period. First nine months fiscal 2012 meeting fees were driven lower primarily by a decline of 9.4% in UK meeting paid weeks in the period versus the prior year period. Meeting paid weeks performance in the first nine months of fiscal 2012 was driven by lower enrollments in the period as compared to the historically high enrollment levels in the prior year period. In addition, in the first nine months of fiscal 2012, the United Kingdom introduced an advertising campaign that was ineffective in driving enrollment growth. Weak macro-economic trends in the United Kingdom also contributed to the decline in enrollments. However, the impact of enrollments on meeting paid weeks was minimized by the higher meeting membership base at the beginning of fiscal 2012 versus the beginning of fiscal 2011. UK attendance decreased by 15.2% in the first nine months of fiscal 2012 versus the prior year period.

Meeting fees in Continental Europe decreased 1.5% to $104.8 million in the first nine months of fiscal 2012 from $106.4 million in the first nine months of fiscal 2011. Excluding the impact of foreign currency, which decreased Continental European meeting fees for the first nine months of fiscal 2012 by $9.2 million, Continental European meeting fees increased by 7.2% in the first nine months of fiscal 2012 as compared to the prior year period. The increase in meeting fees on a constant currency basis was driven by an increase of 9.3% in Continental European meeting paid weeks in the first nine months of fiscal 2012 versus the prior year period. The increase in meeting paid weeks was driven by higher enrollments in the first nine months of fiscal 2012 as compared to the prior year period. These higher enrollments were the result of effective new marketing strategies in this region. In Continental Europe, attendance increased by 3.9% in the first nine months of fiscal 2012 versus the prior year period.

In-Meeting Product Sales

Global in-meeting product sales for the first nine months of fiscal 2012 were $206.3 million, a decrease of $28.6 million, or 12.2%, from $234.9 million in the first nine months of fiscal 2011. Excluding the impact of foreign currency, which decreased in-meeting product sales for the first nine months of fiscal 2012 by $4.3 million, global in-meeting product sales in the first nine months of fiscal 2012 declined 10.3% versus the prior year period. This decrease resulted primarily from a 10.2% decline in global meeting attendance in the first nine months of fiscal 2012 versus the prior year period. In addition, lower product sales per attendee in the first nine months of fiscal 2012 versus the prior year period drove the balance of the decline. On a per attendee basis, the first nine months of fiscal 2012 global in-meeting product sales decreased 2.2%, or 0.2% on a constant currency basis, versus the prior year period. This decrease in in-meeting product sales per attendee in the first nine months of fiscal 2012 was primarily the result of cycling against abnormally strong first quarter fiscal 2011 sales of enrollment products in connection with the launch of the new programs in our English-speaking markets in late fiscal 2010.

In NACO, first nine months fiscal 2012 in-meeting product sales of $117.9 million decreased by $13.6 million, or 10.4%, versus the prior year period. This decrease resulted primarily from a 10.6% attendance decline in the first nine months of fiscal 2012 as compared to the prior year period. In-meeting product sales per attendee increased slightly by 0.2%, or 0.4% on a constant currency basis, in the first nine months of fiscal 2012 versus the prior year period as sales of consumables and new product categories offset the decline in sales of enrollment products.

International in-meeting product sales were $88.4 million in the first nine months of fiscal 2012, a decrease of 14.5%, or 10.5% on a constant currency basis, versus the prior year period. This decrease was driven primarily by an attendance decline of 9.5% in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011, which was largely driven by the United Kingdom. In addition, in-meeting product sales per attendee in the first nine months of fiscal 2012 declined by 5.5%, or 1.1% on a constant currency basis, as compared to the prior year period.

Internet Revenues

Internet revenues, which include subscription revenues from sales of our Weight Watchers Online and Weight Watchers eTools products as well as Internet advertising revenues, increased $87.2 million, or 29.1%, to $386.8 million in the first nine months of fiscal 2012 from $299.5 million in the first nine months of fiscal 2011. Excluding the impact of foreign currency, which decreased Internet revenues for the first nine months of fiscal 2012 by $5.9 million, Internet revenues grew by 31.1% in the first nine months of fiscal 2012 versus the prior year period. The combination of a higher active Online subscriber base at the start of fiscal 2012, up 50.5%, versus the beginning of fiscal 2011 and effective marketing campaigns in North America and Continental Europe contributed to Online paid weeks growth of 29.5% in the first nine months of fiscal 2012 versus the prior year period. Additionally, end of period active Online subscribers increased by 19.5% to 2.1 million at the end of the first nine months of fiscal 2012 as compared to 1.7 million at the end of the first nine months of fiscal 2011.

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $101.6 million for the first nine months of fiscal 2012, a decrease of $9.9 million, or 8.9%, from $111.6 million for the first nine months of fiscal 2011. Excluding the impact of foreign currency, which decreased other revenues for the first nine months of fiscal 2012 by $1.8 million, other revenues were 7.3% lower in the first nine months of fiscal 2012 compared to the prior year period. Franchise commissions and sales of products to our franchisees declined in the aggregate by 21.9%, or 20.9% on a constant currency basis, in the first nine months of fiscal 2012 versus the prior year period. Our by mail product sales and revenues from our publications also declined in the aggregate by 15.9%, or 14.1% on a constant currency basis, in the first nine months of fiscal 2012 versus the prior year period. These declines were primarily the result of comparing against the prior year period which had the benefit of the new program launches in our

English-speaking markets in late fiscal 2010. Global licensing revenues increased by 3.3%, or 5.2% on a constant currency basis, in the first nine months of fiscal 2012 versus the prior year period. A one-time termination fee in the second quarter of fiscal 2012 which was included in licensing revenues accounted for almost all of the increase. Excluding this one-time termination fee of $2.0 million from licensing revenues, global licensing revenues in the first nine months of fiscal 2012 decreased 1.1% versus the prior year period.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Total cost of revenues in the first nine months of fiscal 2012 was $581.2 million, a decrease of $15.2 million, or 2.6%, from $596.4 million in the prior year period. Cost of revenues declined at a faster pace than revenues due to the shift of revenue towards the higher margin WeightWatchers.com business. Gross profit for the first nine months of fiscal 2012 of $837.7 million increased $16.2 million, or 2.0%, from $821.5 million in the first nine months of fiscal 2011. Gross margin in the first nine months of fiscal 2012 was 59.0%, as compared to 57.9% in the first nine months of fiscal 2011. Gross margin expansion was primarily the result of the shift of revenue towards the higher margin WeightWatchers.com business. This margin expansion was partially offset by a decline in the meetings business gross margin. This decline in the meetings business gross margin was primarily driven by the impact of higher costs associated with our future growth initiatives and lower average number of members per meeting.

Marketing

Marketing expenses for the first nine months of fiscal 2012 were $280.0 million, an increase of $47.6 million, or 20.5%, versus the first nine months of fiscal 2011. Excluding the impact of foreign currency, which decreased marketing expenses for the first nine months of fiscal 2012 by $4.5 million, marketing expenses were 22.4% higher in the first nine months of fiscal 2012 compared to the prior year period. Included in our first nine months of fiscal 2012 marketing expenses were investments in two initiatives: first time Online TV marketing campaigns in several of our international markets, and investment in marketing the Weight Watchers Online product to men in the United States. In addition, we invested in TV advertising for Continental Europe’s meetings business, which also contributed to the increase in marketing expenses in the first nine months of fiscal 2012. The increase in marketing expenses also reflected the impact of higher volumes on online advertising costs. Marketing expenses as a percentage of revenue were 19.7% in the first nine months of fiscal 2012 as compared to 16.4% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $169.5 million for the first nine months of fiscal 2012 versus $159.8 million for the first nine months of fiscal 2011, an increase of $9.7 million, or 6.1%. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first nine months of fiscal 2012 by $2.5 million, first nine months of fiscal 2012 selling, general and administrative expenses increased by 7.6% versus the first nine months of fiscal 2011. The increase in expenses was primarily related to investments in growth initiatives, including NACO’s corporate business, technology for the development of our mobile and customer relationship management platforms and additions to staff in support of these initiatives. Lower bonus expense globally related to business performance partially offset this increase. Selling, general and administrative expenses as a percentage of revenue for the first nine months of fiscal 2012 increased to 11.9% from 11.3% for the first nine months of fiscal 2011.

Operating Income Margin

Our operating income margin in the first nine months of fiscal 2012 decreased to 27.4%, a decrease of 2.9% from 30.3% in the first nine months of fiscal 2011. The decline in operating income margin was primarily driven by costs related to first time Online TV marketing campaigns in several of our international markets and our significant investment in marketing the Weight Watchers Online product to men in the United States. Both marketing expenses and selling, general and administrative expenses increased as a percentage of revenue in the first nine months of fiscal 2012 as compared to the prior year period.

Interest Expense and Other

Interest expense was $60.1 million for the first nine months of fiscal 2012, an increase of $13.3 million, or 28.4%, from $46.8 million in the first nine months of fiscal 2011. The increase was primarily driven by higher interest rates on our debt and an increase in our average debt outstanding. The effective interest rate on our debt increased by 0.73% to 2.87% in the first nine months of fiscal 2012 from 2.14% in the first nine months of fiscal 2011. Our average debt outstanding increased by $770.7 million to $1,995.7 million in the first nine months of fiscal 2012 from $1,225.0 million in the first nine months of fiscal 2011. The increase in average debt outstanding was driven by the additional borrowings under the WWI Credit Facility (defined below) in connection with our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings (see “—Liquidity and Capital Resources—Dividends and Stock Transactions”). Interest expense was partially offset by a decrease in the notional value and interest rates of our interest rate swaps, which resulted in a lower effective interest rate of 3.64% in the first nine months of fiscal 2012, as compared to 4.66% in the first nine months of fiscal 2011.

The Company incurred $2.5 million of other expense in the first nine months of fiscal 2012 as compared to $0.1 million of other expense in the prior year period, primarily reflecting the write-off associated with an investment and the impact of foreign currency on intercompany transactions.

In the first nine months of fiscal 2012, we wrote-off $1.3 million of fees in connection with the refinancing of our debt, which we recorded as an early extinguishment of debt charge.

Tax

Our effective tax rate was 38.5% for the first nine months of fiscal 2012 as compared to 37.1% for the first nine months of fiscal 2011. The difference in period-over-period effective tax rates is primarily the result of the tax benefit associated with the closure of our Finland business in the third quarter of fiscal 2011.

RECENT DEVELOPMENTS

The impact of Hurricane Sandy and its aftermath is expected to negatively impact our paid weeks, attendance, revenue and net income in the fourth quarter of fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash – Fiscal 2012

Cash and cash equivalents were $80.6 million at the end of the third quarter of fiscal 2012, an increase of $33.1 million from the end of fiscal 2011. Cash flows provided by operating activities for the first nine months of fiscal 2012 were $301.2 million, a decrease of $73.7 million, or 19.7%, from the $374.9 million generated in the first nine months of fiscal 2011. This decrease was primarily the result of lower net income in the first nine months of fiscal 2012 versus the prior year period and a payment of $30.0 million to Her Majesty’s Revenue and Customs, which was previously recorded as part of a reserve by the Company in the fourth quarter of fiscal 2009, in connection with the UK self-employment matter. See Part II, Item 1. “Legal Proceedings—UK Self-Employment Matter” for additional details on this matter.

The $301.2 million of cash flows provided by operating activities for the first nine months of fiscal 2012 exceeded the period’s net income attributable to the Company by $101.7 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital, as described below (see “—Balance Sheet Working Capital”), non-cash expenses and differences between book and cash taxes.

Net cash used for investing and financing activities combined totaled $257.2 million in the first nine months of fiscal 2012. Net cash used for investing activities was $71.6 million in the first nine months of fiscal 2012 and consisted of the following: capital expenditures in connection with our retail initiative; capitalized software expenditures to support global systems initiatives; and the purchase price paid in connection with our acquisition of substantially all of the assets of our Southeastern Ontario and Ottawa, Canada, franchisee. Net cash used for financing activities totaled $185.5 million in the period and included stock repurchases of $1.5 billion and deferred financing costs of $25.5 million, partially offset by proceeds from new term loans under the WWI Credit Facility of $1.45 billion in connection with the Tender Offer and related Artal Holdings share repurchase. See “—Dividends and Stock Transactions” for a description of the Tender Offer and the related Artal Holdings share repurchase. In addition, we made long-term debt payments of $86.6 million and dividend payments of $32.5 million, and received $13.9 million of proceeds from stock options exercised, in the first nine months of fiscal 2012.

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

Balance Sheet Working Capital

On our balance sheet at September 29, 2012, the working capital deficit was $274.0 million, which included $80.6 million of cash and cash equivalents and $133.8 million of current portion of long-term debt. At December 31, 2011, our working capital deficit was $279.7 million, which included $47.5 million of cash and cash equivalents and $124.9 million of current portion of long-term debt. After making scheduled debt repayments of $86.6 million during the first nine months of fiscal 2012, and despite the borrowings that we undertook in March and April 2012, the current portion of our long-term debt increased only by $8.9 million versus the end of fiscal 2011 as described below (see “—Long-Term Debt”). Excluding the changes in cash and cash equivalents and current portion of long-term debt from both periods, the working capital deficit at September 29, 2012 increased by $18.6 million to $220.8 million from $202.2 million at December 31, 2011.

The increase of $18.6 million in adjusted working capital deficit (which excludes from working capital the changes in cash and cash equivalents and in the current portion of long-term debt) in the first nine months of fiscal 2012 versus the December 31, 2011 level was primarily attributable to operational items. Operational items increased the deficit by $61.2 million. These operational items included a $20.4 million increase in deferred revenue from growth in our Online subscriber and Monthly Pass member bases, seasonality-related reductions of $13.3 million in inventory, and a $6.2 million decrease in accounts receivable plus a $21.3 million increase in accrued liabilities. These increases in working capital deficit were partially offset by a $6.0 million decrease in income tax liabilities, primarily related to the timing of income tax payments, a $29.0 million decline in the UK self-employment liability related to payments made in the first quarter of fiscal 2012 and a $7.6 million decline in the derivative liability.

Long-Term Debt

Our credit facilities consist of certain term loan facilities and revolving credit facilities, which we refer to collectively as the WWI Credit Facility. During the first quarter of fiscal 2012, the composition of the WWI Credit Facility changed as a result of our amending and restating the WWI Credit Facility to, among other things, extend the maturity of certain of our term loan facilities and our revolving credit facility and to obtain new commitments for the borrowing of an additional $1,449.4 million of term loans to finance the purchases of shares of our common stock in the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement.

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

Following the amendment of the WWI Credit Facility on March 15, 2012, (i) $33.1 million in aggregate principal amount of the Term A-1 Loan and $301.8 million in aggregate principal amount of the Term C Loan were converted into, and $849.4 million in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche E loan, or Term E Loan, (ii) $107.0 million in aggregate principal amount of the Term B Loan and $119.1 million in aggregate principal amount of the Term D Loan were converted into, and $600.0 million in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche F loan, or Term F Loan, and (iii) $262.0 million in aggregate principal amount of commitments under the Revolver A-1 were converted into a new revolving credit facility, or Revolver A-2. The loans outstanding under each term loan facility existing prior to the amendment of the WWI Credit Facility and the loans and commitments outstanding under the Revolver A-1, in each case that were not converted into the Term E Loan, the Term F Loan or the Revolver A-2, as applicable, continued to remain outstanding under the WWI Credit Facility as the Term A-1 Loan, the Term B Loan, the Term C Loan, the Term D Loan or the Revolver A-1, as applicable. In connection with this amendment, we incurred fees of approximately $25.4 million during the first quarter of fiscal 2012. On March 27, 2012, we borrowed an aggregate of $726.0 million under the Term E Loan and the Term F Loan to finance the purchase of shares in the Tender Offer and to pay a portion of the related fees and expenses. On April 9, 2012, we borrowed an aggregate of approximately $723.4 million under the Term E Loan to finance the purchase of shares from Artal Holdings. At September 29, 2012, we had $2,414.6 million outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under any of the revolving credit facilities. In addition, at September 29, 2012, the Revolver A-1 had $0.2 million in issued but undrawn letters of credit outstanding thereunder and $70.5 million in available unused commitments thereunder and the Revolver A-2 had $0.7 million in issued but undrawn letters of credit outstanding thereunder and $261.3 million in available unused commitments thereunder.

At September 29, 2012 and December 31, 2011, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 3.01% and 2.40% per annum at September 29, 2012 and December 31, 2011, respectively.

The following schedule sets forth our long-term debt obligations at September 29, 2012:

Long-Term Debt

At September 29, 2012

(in millions)

Balance
Term A-1 Loan due January 26, 2013	$57.3
Term B Loan due January 26, 2014	129.8
Term C Loan due June 30, 2015	115.4
Term D Loan due June 30, 2016	118.5
Term E Loan due March 15, 2017	1,169.5
Term F Loan due March 15, 2019	824.1

Total Debt	2,414.6
Less Current Portion	133.8

Total Long-Term Debt	$2,280.8

The WWI Credit Facility provides that term loans and the loans outstanding under the Revolver A-1 and the Revolver A-2 bear interest at a rate per annum equal to either, at our option, the LIBO Rate (Reserve Adjusted) (as defined in the WWI Credit Facility agreement) plus an applicable margin or the Alternate Base Rate (as defined in the WWI Credit Facility agreement) plus an applicable margin, which applicable margins will vary depending on our Net Debt to EBITDA Ratio (as defined in the WWI Credit Facility agreement) from time to time in effect. At September 29, 2012, the Term A-1 Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 1.25% per annum; the Term B Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 1.50% per annum; the Term C Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term D Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term E Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term F Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 3.00% per annum; had any loans under the Revolver A-1 been outstanding, they would have borne interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.50% per annum; and had any loans under the Revolver A-2 been outstanding, they would have borne interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum. For purposes of calculating the interest rate on the Term F Loan, the LIBO Rate (Reserve Adjusted) will always be at least 1.00% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, we are required to pay an undrawn commitment fee to the lenders under each of the Revolver A-1 and the Revolver A-2 with respect to the unused commitments under each such facility at a rate that is dependent on our Net Debt to EBITDA Ratio from time to time in effect. As of September 29, 2012, the applicable commitment fee rate for the Revolver A-1 was 0.50% per annum and for the Revolver A-2 was 0.40% per annum.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. At September 29, 2012, we were in compliance with all of the required financial ratios and also met all of the financial condition tests, and expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets secure the WWI Credit Facility.

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

The following schedule sets forth our year-by-year debt obligations at September 29, 2012:

Total Debt Obligation

(Including Current Portion)

At September 29, 2012

(in millions)

Remainder of fiscal 2012	$38.2
Fiscal 2013	114.7
Fiscal 2014	281.2
Fiscal 2015	227.3
Fiscal 2016	209.3
Thereafter	1,543.9

Total	$2,414.6

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

On October 9, 2003, our Board of Directors authorized and we announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized and we announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg, or Artal Holdings, and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the nine months ended September 29, 2012, the Company repurchased no shares of its common stock in the open market under this program. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement, as discussed further below, was not made pursuant to the repurchase program. During the nine months ended October 1, 2011, the Company repurchased in its first quarter 0.8 million shares of its common stock in the open market under this program for a total cost of $31.6 million, and in its second and third quarters no shares of its common stock under this program.

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

As of September 29, 2012, we had entered into interest rate swaps with notional amounts totaling $640.5 million to hedge a portion of our variable rate debt. As of such date, $1,774.1 million of our variable rate debt remained unhedged. Our interest rate swap that went effective on January 4, 2010 and terminates on January 27, 2014 had an initial notional amount of $425.0 million, which amount will fluctuate during the remainder of its term to a maximum of $640.5 million. Based on the amount of our variable rate debt and interest swap agreements as of September 29, 2012, a hypothetical 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $8.9 million. This change in market risk exposure from the end of fiscal 2011 was driven by the additional borrowings in connection with the repurchases of shares of common stock under the Tender Offer and from Artal Holdings. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends and Stock Transactions” for additional information on these share repurchases.

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

In September 2007, we appealed to the UK First Tier Tribunal (Tax Chamber) (formerly known as the UK VAT and Duties Tribunal), or the First Tier Tribunal, HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us. In February 2010, the First Tier Tribunal issued a ruling that our UK leaders should have been classified as employees for UK tax purposes and, as such, we should have withheld tax from our leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for us. We appealed the First Tier Tribunal’s adverse ruling to the UK Upper Tribunal (Tax and Chancery Chamber), or the Upper Tribunal, and in October 2011, the Upper Tribunal issued a ruling dismissing our appeal. In January 2012, we sought permission from the UK Court of Appeal to appeal the Upper Tribunal’s ruling, which the UK Court of Appeal refused in March 2012. In March 2012, we applied to the UK Court of Appeal for an oral hearing to seek permission to appeal to the UK Court of Appeal against the Upper Tribunal’s ruling. At the hearing in June 2012, the UK Court of Appeal granted us permission to appeal. A hearing date for the appeal has been set for January 2013.

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

In light of the First Tier Tribunal’s adverse ruling and in accordance with accounting guidance for contingencies, we recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. On a quarterly basis, beginning in the first quarter of fiscal 2010 and through the second quarter of fiscal 2011, we recorded a reserve for UK withholding taxes with respect to our UK leaders consistent with this ruling. The reserve at the end of the second quarter of fiscal 2011 equaled approximately $43.7 million in the aggregate based on the exchange rates at the end of fiscal 2011. As of the beginning of the third quarter of fiscal 2011, we began employing our UK leaders and therefore have ceased recording any further reserves for this matter. In addition, we do not currently expect additional reserves will be required in connection with the December 2011 amended NIC claim and the February 2012 PAYE claim by HMRC, as reserves had previously been made for these amounts. In February 2012, we paid HMRC, on a without prejudice basis, a portion of the amount previously reserved equal to approximately $30.0 million based on the exchange rates at the payment date for estimated amounts claimed to be owed by us with respect to PAYE and interest thereon for the period April 2001 to July 2011. The reserve at the end of the third quarter of fiscal 2012 equaled approximately $14.7 in the aggregate based on the exchange rates at the end of the third quarter of fiscal 2012. Although we disagree with the First Tier Tribunal’s adverse ruling and believe we have valid grounds to obtain a reversal on appeal, we are currently in discussions with HMRC to determine if this matter can be settled prior to the January 2013 appeal hearing date.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description

Exhibit 10.1	Second Amended and Restated Weight Watchers Executive Profit Sharing Plan, August 1, 2012

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: November 8, 2012	By:	/s/ David P. Kirchhoff
David P. Kirchhoff
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2012	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

Exhibit 10.1	Second Amended and Restated Weight Watchers Executive Profit Sharing Plan, August 1, 2012

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101
EX-101.INS EX-101.SCH EX-101.CAL EX-101.DEF EX-101.LAB EX-101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase