Form 10-K
period 2012-12-29
WEIGHT WATCHERS INTERNATIONAL INC
filed 2013-02-27
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012.

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

Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 29, 2012 (based upon the average bid and asked price of $50.68 per share of common stock as of June 29, 2012, the last business day of the registrant’s second fiscal quarter of 2012, as quoted on the New York Stock Exchange) was $1,351,835,938. For purposes of this computation, it is assumed that shares of common stock held by our directors, executive officers and our controlling shareholders would be deemed stock held by affiliates.

The number of shares outstanding of common stock as of January 31, 2013 was 55,754,372.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2013 annual meeting of shareholders scheduled to be held on May 7, 2013 are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended December 29, 2012.

Weight Watchers International, Inc.

Annual Report on Form 10-K

i

BASIS OF PRESENTATION

Weight Watchers International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Annual Report on Form 10-K unless the context indicates otherwise: “we,” “us,” “our” and the “Company” refer to Weight Watchers International, Inc. and all of its businesses consolidated for purposes of its financial statements; “Weight Watchers International” and “WWI” refer to Weight Watchers International, Inc. and all of the Company’s businesses other than WeightWatchers.com; “WeightWatchers.com” refers to WeightWatchers.com, Inc. and all of the Company’s Internet-based businesses; “NACO” refers to our North American Company-owned meeting operations; and “China Joint Venture” refers to Weight Watchers China Limited and all of its businesses.

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

The following terms used in this Annual Report on Form 10-K are our trademarks: Weight Watchers®, PointsPlus®, ProPoints® and ActiveLink®.

ii

PART I

Item 1.	Business

Overview

We are a leading, global-branded consumer company and the world’s leading provider of weight management services, operating globally through a network of Company-owned and franchise operations. With five decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. In fiscal 2012, consumers spent $5 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, Internet subscription products sold by WeightWatchers.com, products sold at meetings, licensed products sold in retail channels and magazine subscriptions and other publications.

The high awareness and credibility of our brand among all types of weight-conscious consumers—women and men, consumers online and offline, the support-inclined and the self-help-inclined—provide us with a significant competitive advantage and growth opportunity. As the number of overweight and obese people worldwide grows, we believe our global presence and brand awareness uniquely position us to capture an increasing share of the global weight management market through our core meetings business and our WeightWatchers.com business.

In the 50 years since our founding, we have built our meetings business by helping millions of people around the world lose weight through sensible and sustainable food plans, exercise, behavior modification and group support. Each week, over a million members attend over 40,000 Weight Watchers meetings around the world, which are run by more than 10,000 leaders—each of whom has lost weight on our program. We are constantly improving our scientifically-based weight management approaches, and we are one of only a few commercial weight management programs whose efficacy has been clinically proven. Our strong brand, together with the effectiveness of our plans, loyal customer base and unparalleled network and infrastructure, enable us to attract new and returning members efficiently. Our customer acquisition costs are relatively low due to both word of mouth referrals and our efficient mass marketing programs.

Through WeightWatchers.com, we offer Internet subscription weight management products, which include applications for mobile and tablet devices, to consumers and maintain an interactive presence on the Internet for the Weight Watchers brand. We believe WeightWatchers.com is the global leading provider of weight management Internet subscription products. Currently, we provide two Internet subscription offerings: Weight Watchers Online and Weight Watchers eTools. Weight Watchers Online provides interactive and personalized resources that allow users to follow our weight management plans via the Internet or on their mobile device. Weight Watchers eTools is the Internet weight management companion for Weight Watchers meetings members who want to interactively manage the day-to-day aspects of their weight management plans on the Internet or on their mobile device. Weight Watchers eTools is offered for free as part of our Monthly Pass commitment plan, or Monthly Pass, which provides our meetings members with unlimited access to meetings at a discounted monthly rate. We currently offer our two Internet subscription products in twelve countries, including the United States, the United Kingdom, Germany and Australia.

The Global Weight Management Market

We participate in the global weight management market. According to Marketdata Enterprises, the weight management industry had revenue of approximately $62 billion in 2011 in the United States alone. The number of overweight and obese people has steadily increased around the world over the past 20 years and is estimated to reach approximately 3.0 billion by 2015, primarily driven by changing eating patterns and increasingly sedentary lifestyles. Between 2007 and 2008, 68% of Americans over the age of 19 were considered overweight and almost half of these were obese. Numerous diseases, including heart disease, high blood pressure and Type II diabetes, are associated with being overweight or obese. We believe the growing population of overweight people who are motivated by both an increasing awareness of the health benefits of weight loss and the desire to improve their appearance is fueling the growth in demand for weight management programs. We believe this growth and awareness is also a result of an increasing willingness of employers and governments to promote and subsidize the cost of weight management programs as part of their efforts to control healthcare costs.

Our Services and Products

Our Weight Management Plans

In each of our markets, we offer services and products that are built upon our weight management program which is comprised of a range of nutritional, exercise and behavioral tools and approaches. Beginning towards the end of fiscal 2012, we launched globally an updated weight management plan, known as Weight Watchers 360° in NACO, built upon PointsPlus, our weight management plan in NACO. PointsPlus, or ProPoints as it is known in certain of our other geographies, is an innovative weight loss system, developed from a combination of the latest nutritional scientific research and insights of customers who experienced prior Weight Watchers plans. With the PointsPlus system, each food has a PointsPlus value determined by a unique and proprietary formula based on the food’s protein, carbohydrates, fat and dietary fiber content. The formula takes into account how these nutrients are processed by the body as well as their impact on satiety. Subject to certain nutritional guidelines, consumers following the PointsPlus system can eat any food as long as the PointsPlus value of their total food consumption stays within their personalized PointsPlus “budget”. Since nutritious foods generally have low PointsPlus values, this approach guides consumers toward healthier eating habits. The Weight Watchers 360° plan takes the PointsPlus plan a step further, maintaining the benefits of the PointsPlus system and adding education and tools for consumers to navigate environments in which they live day-to-day and behavioral steps and strategies to develop routines to enhance long-term weight management success.

Our Clinical Efficacy

Our program is one of the most clinically-studied commercial weight management programs, with more than 80 publications in the last 20 years. For example, in fiscal 2011, The Lancet medical journal published a global, one-year study led by investigators from the Medical Research Council of the University of Cambridge in the United Kingdom indicating that, after twelve months, overweight and obese adults referred by their doctors to our program lost more than twice as much weight as compared to those who participated in a standard care program led by a primary care provider. Also in fiscal 2011, the British Medical Journal released a study further emphasizing the effectiveness of our weight management program. Similarly, during fiscal 2012, a clinical trial funded by the National Institutes of Health in the United States found that individuals following Weight Watchers lost more weight, on average, over a 48-week period than those following a program administered by healthcare professionals preceding a period of time of following Weight Watchers.

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

In our meetings, our leaders present our program in a manner that combines group support and education with a structured approach to food, activity and lifestyle modification developed by credentialed weight management experts. Our more than 10,000 leaders worldwide run our meetings and educate members on the Weight Watchers method of successful and sustained weight management. Our leaders also provide inspiration and motivation for our members and are examples of our program’s effectiveness because they have lost weight and maintained their weight loss on our program. Leaders are usually paid on a commission basis.

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

The primary payment structure for our meetings business globally is through a monthly commitment plan, referred to as Monthly Pass in NACO and many other geographies. With Monthly Pass, members receive unlimited access to meetings at a discounted monthly price plus free access to Weight Watchers eTools, the Internet weight management companion for Weight Watchers meetings members. We offer the Monthly Pass commitment plan in eleven countries, including the United Kingdom, Germany and Australia. Monthly Pass is generally offered at an approximate 20% to 25% discount to our traditional “pay-as-you-go” weekly fee depending on the country. Under the terms of Monthly Pass, a fee is charged automatically to the member’s credit or debit card on a monthly basis until the member elects to cancel. Monthly Pass is available for purchase throughout the year.

The Company’s meetings business payment structure has shifted significantly in recent years toward Monthly Pass. In fiscal 2012, on an aggregate basis across the markets where we offer Monthly Pass, well over three quarters of our meeting paid weeks, and approximately three quarters of our member attendances, were attributable to Monthly Pass. Our traditional payment structure in our meetings business had been a “pay-as-you-go” arrangement. Under this traditional method, a new member pays an initial registration fee and then a weekly fee for each meeting attended, although free registration is offered as a promotion during certain times of the year. We also offer prepayment plans consisting of pre-paid meeting vouchers and coupons in some countries.

As of the end of fiscal 2012, less than 17% of our total worldwide attendance was represented by franchised operations. We estimate that, in fiscal 2012, these franchised operations attracted attendance of approximately ten million people. Franchisees typically pay us a fee equal to 10% of their meeting fee revenues. We have enjoyed a mutually beneficial relationship with our franchisees over many years. In our early years, we used an aggressive franchising strategy to quickly establish a meeting infrastructure to pre-empt competition. Since then, we have acquired a large number of franchises and expect to continue to do so opportunistically.

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

Our Product Sales

We sell a range of products, including bars, snacks, cookbooks, food and restaurant guides with PointsPlus values, Weight Watchers magazines, PointsPlus calculators and, most recently, ActiveLink, an activity monitor and web experience that tracks activity throughout the day. These products complement our weight management plans and help our customers in their weight management efforts. We have focused on selling products that drive recurring purchases. Our products are designed to be high quality, offer benefits related to the Weight Watchers plans, be competitively priced and be easy to merchandise.

We sell our products primarily through our meeting operations and to our franchisees. In fiscal 2012, sales of our proprietary products in our meeting operations represented approximately 14% of our revenues. We seek to grow our product sales per attendee in our meeting operations by continuing to optimize our product offerings by updating existing products, selectively introducing new products and sharing best practices across geographies.

Revenues from our WWI reporting segment, including revenues from meetings and product sales, contributed 72.2% of our total revenues in fiscal 2012, 77.8% of our total revenues in fiscal 2011 and 83.4% of our total revenues in fiscal 2010.

Our WeightWatchers.com Offerings

Through WeightWatchers.com, we are well positioned to benefit from the large self-help weight management market as well as several trends taking place in the global Internet marketplace, including an increased willingness of consumers to access and pay for web content, the proliferation of broadband and mobile access and the growth of e-Commerce and Internet advertising. According to the U.S. Census Bureau, U.S. retail eCommerce sales as a percent of total U.S. retail sales doubled between the third quarter of 2005 and the third quarter of 2012. We offer two Internet subscription products—Weight Watchers Online and Weight Watchers eTools. We have offered these products in the United States since 2001 and subsequently have launched them in ten other countries, including the United Kingdom, France, Germany and Australia. While these products have similar functionality across markets, each is tailored specifically to the local market.

Revenues from our WeightWatchers.com reporting segment contributed 27.8% of our total revenues in fiscal 2012, 22.2% of our total revenues in fiscal 2011 and 16.6% of our total revenues in fiscal 2010.

Subscription Products

Weight Watchers Online is a product based on the Weight Watchers approach to weight management and is designed to attract self-help-inclined consumers. Weight Watchers Online helps consumers adopt a healthier lifestyle, with a view toward long-term behavior modification—a key aspect of the Weight Watchers approach toward sustainable weight loss. Weight Watchers Online allows consumers to learn how to make healthier food choices and lead a more active lifestyle by providing them with online and mobile content, functionality, resources and interactive web-based weight management plans. As of the end of fiscal 2012, WeightWatchers.com had over 1.8 million active Weight Watchers Online subscribers.

Weight Watchers eTools is an Internet weight management product available to consumers who are Weight Watchers meetings members. Weight Watchers eTools allows users to interactively manage the day-to-day aspects of their weight management plans online or via their mobile devices, discover different food options, stay informed and motivated, and keep track of their weight management efforts.

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

Features of Subscription Products

We believe WeightWatchers.com’s personalized and interactive Internet subscription products provide customers with an engaging weight management experience. Our Internet subscription products help customers monitor their weight management efforts, encourage exercise and a more active lifestyle, and provide guidance toward healthier eating habits by offering the following interactive resources:

•	PointsPlus Tracker

•	“Spaces” tool to help manage situations and the environment

•	“Routines” tool to help establish healthy routines

•	PointsPlus Calculators

•	Power Foods lists

•	Weight Tracker and Progress Charts

•	Nutritional Guidelines

•	Hunger Tracker

•	Fitness Workouts and Videos

•	Recipe and Food Databases

•	Recipe Builder

•	Meal Ideas

•	Restaurant Guides

Mobile Solutions and Other Market Opportunities

We believe that mobile weight management tools and resources are an important market opportunity for us. Our mobile phone applications, the iPhone® application, which launched in fiscal 2009, and the Android™ application, which launched in fiscal 2011, provide Monthly Pass purchasers and Weight Watchers Online subscribers with access to a suite of weight-loss tools, such as recipe and tracking tools, as well as other helpful content. In fiscal 2010, we launched our initial iPad®-optimized application, and a universal application was launched in fiscal 2011. In fiscal 2011, we launched an iPhone® and Android™ barcode scanning application, which scans the barcodes of food products and provides accurate PointsPlus values. We currently offer our universal iPhone® and iPad® applications in eleven countries and our Android™ application in ten countries. We continue to explore opportunities to enhance the mobility of our programs and products.

In addition, we believe men represent an important market opportunity for us and have a version of our Internet subscription products customized for men. We believe web-based offerings, combined with appropriate content and imagery, are well suited for men. We also believe we can expand our Internet revenues from sources other than our Internet subscription products, including third-party advertising on our website.

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

We license the Weight Watchers brand and our other intellectual property in certain categories of food and other relevant consumer products. We also endorse carefully selected branded consumer products. We seek to increase our licensing revenues by targeting sizeable or strategic product categories where the Weight Watchers brand can add real value. In order to achieve this goal, our global licensing team focuses on strategically increasing the number of categories and geographies of our licensed and endorsed products.

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

Select current licensees and endorsees include:

LICENSEES AND ENDORSEES	PRODUCTS/CATEGORIES
United States
Applebee’s	Select Applebee’s Menu Items
Conair	Scales
Dawn Foods	Sweet Baked Goods
Foster Farms	Frozen Chicken
General Mills	Green Giant Frozen Vegetables, Progresso Light Soups and Yoplait Light Yogurt
Greencore	Chilled Meals
Kraft Foods	Boca Frozen Meat Alternatives
Russell Stover	Chocolate Candy
Schreiber Foods	Cheese
Wells Dairy	Ice Cream Novelties

United Kingdom
Finsbury Food Group	Cakes
Greencore Prepared	Ready to Eat Meals
Rivermill	Bakery Accompaniments
Vimto	Fruit Drinks
Walkers	Biscuits and Cookies
Warburtons	Bread
Yoplait	Yogurt

Continental Europe
Bischofszell Gastina	Chilled Meals
Campofrio Group	Meats
Kuhlmann	Salads, Spreads and Dressings
Marie	Chilled Meals and Quiches
Yoplait	Yogurt and Chilled Desserts

Australia and New Zealand
Conair	Scales
Fonterra	Yogurt, Chilled Desserts and Cheese
Tasti	Breakfast Cereal and Cereal and Nut Bars

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

Weight Watchers Magazine

Weight Watchers magazines are published in most of our major markets. In the United States, Weight Watchers Magazine is an important branded marketing platform that continues to show strong circulation and advertiser acceptance. As of fall 2012, our US magazine had a readership of approximately ten million, according to GfK Mediamark Research and Intelligence, LLC, an industry tracking service. In addition to generating revenues from subscription sales and third-party advertising, Weight Watchers Magazine also reinforces the value of our brand and serves as a powerful tool for marketing to both existing and potential customers.

Marketing and Promotion

Word of Mouth

The word of mouth generated by our current and former customers is an important source of new customers. Over our 50-year operating history, we have created a powerful referral network of loyal customers. These referrals, combined with our strong brand and the effectiveness of our plans, enable us to efficiently attract new and returning customers.

Media Advertising

Our advertising enhances our brand image and awareness, and motivates both former and potential new customers to join Weight Watchers meetings or subscribe to Weight Watchers Online. We have historically taken advantage of a range of traditional offline advertising vehicles such as television, radio and print. Further, WeightWatchers.com has developed a strong capability and presence in Internet advertising. While our advertising schedule generally supports the three key marketing campaigns of the year, winter, spring and fall, we advertise throughout the year. We advertise primarily in national media vehicles (television, radio, Internet, magazines and newspapers), which are selected based on their efficiency and effectiveness in reaching our target audience. Also, we utilize brand ambassadors, including from time to time celebrity spokespersons, as part of our advertising.

Direct Mail and Email

Direct mail and email is a critical element of our marketing because it targets potential returning customers. We maintain databases of current and former customers in each country in which we operate, which we use to focus our direct mailings and email. During fiscal 2012, NACO sent over 32 million pieces of direct mail. Most of these mailings are timed to coincide with the start of our marketing campaigns and are intended to encourage former meetings members to re-enroll. In addition, WeightWatchers.com continues to invest in developing and refining its email targeting capabilities. Its email promotional programs are an important customer acquisition vehicle for both our Internet and meetings businesses.

WeightWatchers.com Website

The WeightWatchers.com website is an important global promotional channel for our brand, services and products. In fiscal 2012, the WeightWatchers.com website attracted, on average, over ten million unique visitors per month in the United States alone. The website is a vehicle for communicating our services and products in greater detail than could be achieved in more traditional advertising vehicles. In addition to being a gateway for our Internet subscription products, the website contributes value to our meetings business by promoting our brand, advertising Weight Watchers meetings and keeping members involved with Weight Watchers outside of meetings through useful offerings, such as a meeting locator, healthy recipes, weight management articles, success stories and social media functionality. In fiscal 2012, our Meeting Finder feature generated on average over 1.7 million meeting searches per month globally. The Meeting Finder makes it easier than ever for our existing and potential members to find a convenient meeting place and time.

At-Work Meetings and Healthcare

As healthcare costs continue to be a significant concern on the minds of employers and their employees, we believe that our broad range of services and products uniquely positions us to serve the corporate market and help companies reduce their healthcare costs and improve the overall well-being of their employees. Our strategy is focused on leveraging our organizational capability to serve companies of every size and type by offering convenient and flexible weight-loss solutions that include meetings at the workplace, local community meetings and access to Weight Watchers Online. In addition, we believe our information technology platform can be leveraged to meet the needs of these companies and their employees. As a result of our strategy, we now have the capability to sell, market, and service companies at the local level, the mid-market level, and the national level of the corporate market.

We believe the healthcare market, from the doctor’s office to national and other health plan providers, represents an important channel to reach new consumers. We continue to explore different approaches to this market.

Public Relations

We carry out many of our key public relations initiatives through the efforts of current and former Weight Watchers leaders, members and subscribers. These leaders, members and subscribers engage in local promotions, information presentations and charity events to promote Weight Watchers and demonstrate the program’s efficacy. In addition, some become media-trained ambassadors and represent us in various local public relations activities. We currently have over 600 media-trained ambassadors as part of our grass roots network.

In addition, we have a science-based public relations initiative to capitalize on Weight Watchers’ position as one of only a few clinically proven commercial weight management programs. This has included an increased investment in third-party scientific research, the inclusion of a science center on the WeightWatchers.com website and increased efforts to share our consumer and program insights with leaders in the scientific and medical communities as well as the general public.

Weight Watchers Magazine

In addition to generating revenues from subscription sales and third-party advertising, Weight Watchers Magazine reinforces the value of our brand and serves as an important marketing tool to both existing and potential customers. We offer Weight Watchers magazines in most of our major markets.

Seasonality

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our operating income for the first half of the year is generally the strongest. Our advertising schedule generally supports the three key recruitment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. The introduction of Monthly Pass in the meetings business has resulted in less seasonality with regard to our meeting fee revenues because its revenues are amortized over the related subscription period. While WeightWatchers.com experiences seasonality similar to the meetings business in terms of new subscriber sign-ups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

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

Competition

The weight management market includes self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines and websites; commercial weight management programs; Internet, mobile and other electronic weight management approaches; dietary supplements and meal replacement products; weight management services administered by doctors, nutritionists and dieticians; surgical procedures; the pharmaceutical industry; government agencies and non-profit groups that offer weight management services; and fitness centers.

Competition among commercial weight management programs is largely based on program recognition and reputation and the effectiveness, safety and price of the program. In the United States, we compete with several other companies in the commercial weight management industry, although we believe that their businesses are not comparable to us. For example, many of these competitors’ businesses are based on the sale of pre-packaged meals and meal replacements. Our meetings use group support, education and behavior modification to help our members change their eating habits, in conjunction with flexible food plans that allow members the freedom to choose what they eat. There are no significant group education-based competitors in any of our major markets, except in the United Kingdom. Even there, we believe we possess the largest share of the commercial weight management market.

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

2012 Tender Offer and Share Repurchase

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

Regulation

A number of laws and regulations govern our advertising, services, products, operations and relations with consumers, employees and other service providers in the countries in which we operate. Certain federal, state and foreign agencies, such as the Federal Trade Commission, or FTC, regulate and enforce such laws relating to advertising, disclosures to consumers, privacy, consumer pricing and billing arrangements, and other consumer protection matters. Since we operate our meetings business both in the United States and internationally, we are subject to many distinct employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. Laws and regulations directly applicable to communications, operations or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are more prevalent and remain unsettled. Our operations are subject to these laws and regulations and we continue to monitor their development and our compliance. In addition, we are subject to other laws and regulations in the United States and internationally.

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

Employees and Service Providers

As of December 29, 2012, we had approximately 27,000 employees. In addition, in certain of our markets, our service providers are self-employed. As of December 29, 2012, we had over 54,000 employees and service providers in the aggregate. We consider our relations with our employees and service providers to be satisfactory.

Financial Information About Segments and Financial Information About Geographic Areas

Information concerning our reportable segments and our geographic areas is set forth in Note 14 of our consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K. Information concerning some of the risks to which we are exposed resulting from our international operations and foreign currency exchange rates is set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this Annual Report on Form 10-K and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	our ability to continue to develop innovative new services and products and enhance our existing services and products, or the failure of our services and products to continue to appeal to the market;

•	the effectiveness of our marketing and advertising programs;

•	the impact on the Weight Watchers brand of actions taken by our franchisees, licensees and suppliers;

•	risks and uncertainties associated with our international operations, including economic, political and social risks and foreign currency risks;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the projected benefits of such businesses;

•	uncertainties related to a downturn in general economic conditions or consumer confidence;

•	the seasonal nature of our business;

•	the impact of events that discourage or impede people from gathering with others or accessing resources;

•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	the impact of security breaches or privacy concerns;

•	the impact of disputes with our franchise operators;

•	the impact of existing and future laws and regulations;

•	the impact of our debt service obligations and restrictive debt covenants;

•	the possibility that the interests of our majority owner will conflict with other holders of our common stock; and

•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

The weight management industry is highly competitive. We compete against a wide range of providers of weight management services and products. Our competitors include: self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines and websites; commercial weight management programs; Internet, mobile and other electronic weight management approaches; dietary supplements and meal replacement products; weight management services administered by doctors, nutritionists and dieticians; surgical procedures; the pharmaceutical industry; government agencies and non-profit groups that offer weight management services; and fitness centers. Additional competitors may emerge as new or different products or methods of weight management are developed and marketed. More effective or more favorably perceived diet and weight management methods, including pharmaceutical treatments, fat and sugar substitutes or other technological and scientific advances in weight management, also may be developed. This competition may reduce demand for our services and products.

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

The weight management industry is subject to changing customer demands based, in large part, on the efficacy and popular appeal of weight management programs. Our future success depends on our ability to continue to develop and market new services and products and to enhance our existing services and products, each on a timely basis to respond to new and evolving customer demands, achieve market acceptance and keep pace with new nutritional, weight management, technological and other developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced services and products, and we cannot assure you that any new or enhanced services or products will appeal to the market. Our failure to develop new services and products and to enhance our existing services and products or the failure of our services and products to continue to appeal to the market could have an adverse impact on our ability to attract and retain members and subscribers and thus adversely affect our business, financial condition or results of operations.

Our business depends on the effectiveness of our marketing and advertising programs to attract and retain members and subscribers.

Our business success depends on our ability to attract and retain members to our meetings and subscribers to WeightWatchers.com. Our ability to attract and retain members and subscribers depends significantly on the effectiveness of our marketing practices. From time to time, we use the success stories of our members and subscribers, including in some cases celebrities, in our marketing and advertising programs to communicate on a personal level with consumers. Actions taken by these members and subscribers that harm their personal reputation, or include the cessation of using our services and products, could have an adverse impact on the marketing and advertising campaigns in which they are featured. We also use social media channels as a means of communicating with consumers. Unauthorized or inappropriate use of these channels could result in harmful publicity or negative consumer experience which could have an adverse impact on the effectiveness of our marketing in these channels. If our marketing and advertising campaigns do not generate a sufficient number of members and subscribers, our results of operations will be adversely affected.

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

As part of our growth strategy, we may pursue selected acquisitions or joint ventures. We cannot assure you that we will be able to effect these transactions on commercially reasonable terms or at all. Any future acquisitions or joint ventures may require access to additional capital, and we cannot assure you that we will have access to such capital on commercially reasonable terms or at all. Even if we enter into these transactions, we may not realize the benefits we anticipate or we may experience difficulties in integrating any acquired companies and products into our existing business or in providing our services and products in newly acquired markets; attrition of key personnel from acquired businesses; significant charges or expenses; higher costs of integration than we anticipated; or unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations.

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

Our business is highly dependent on meeting fees, product sales and Internet product subscriptions. A downturn in general economic conditions or consumer confidence in any of our major markets could result in people curtailing or reallocating their discretionary spending which, in turn, could reduce attendance at our meetings, product sales and Internet product subscriptions. For example, the current global economic downturn led to a decrease in discretionary spending by consumers and loss of consumer confidence. Any reduction in consumer spending may adversely affect our business, financial condition or results of operations.

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

Any event that discourages or impedes people from gathering with others or accessing resources could adversely affect our business.

Our meeting and Internet operations are subject to conditions beyond our control that may prevent or impede current or prospective members from attending or joining meetings, or subscribers from accessing our subscription products, including extreme weather, terrorism, health epidemics, loss of resources such as electricity, national disasters and other extraordinary events. For example, our NACO attendance was adversely affected in the fourth quarter of fiscal 2012 by the impact of Hurricane Sandy and its aftermath. The occurrence of any event that discourages people from gathering with others or impedes their ability to access resources could adversely affect our business, financial condition or results of operations.

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

We may be subject to intellectual property rights claims.

Third parties may make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle and could significantly divert management’s attention from other business concerns. In addition, if we were unable to successfully defend against such claims, we may have to pay damages, stop selling the service or product or stop using the software, technology or content found to be in violation of a third party’s rights, seek a license for the infringing service, product, software, technology or content or develop alternative non-infringing services, products, software, technology or content. If we cannot license on reasonable terms, develop alternatives or stop using the service, product, software, technology or content for any infringing aspects of our business, we may be forced to limit our service and product offerings. Any of these results could reduce our revenues and our ability to compete effectively, increase our costs or harm our business.

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

Most states require that customers be notified if a security breach results in the disclosure of their personal financial account or other information. Additional states and governmental entities are considering such “notice” laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach and such notice or public disclosure is required in the future, our reputation and our business may be harmed.

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

A number of laws and regulations govern our advertising, services, products, operations and relations with consumers, licensees, franchisees, employees and other service providers, and government authorities in the countries in which we operate.

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

Our financial performance could be affected by our level of debt. As of December 29, 2012, our total debt was $2,406.4 million. In addition, at December 29, 2012, we had $301.5 million available under our revolving credit facility. We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on all of our outstanding debt from our cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. Our ability to pay our expenses and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as attitudes toward weight management and pressure from our competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase the cost of capital.

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

Artal controls a majority of the voting power of our outstanding common stock. Under the New York Stock Exchange, or the NYSE, rules, a listed company of which more than 50% of the voting power for the election of directors is held by another person or group of persons acting together is a “controlled company” and such a company may elect not to comply with certain NYSE corporate governance requirements, including (1) the requirement that a majority of the Board of Directors consist of independent directors, (2) the requirement that the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (3) the requirement that the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (4) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisors and (5) the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees. We have elected to be treated as a “controlled company.” Accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

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

We are currently headquartered in New York, New York in leased office space with our US back-office and customer support operations located in leased office spaces elsewhere in the United States. Each of our foreign country operations generally also has leased office space to support its operations. Our WWI reporting segment typically holds its meetings in third-party locations (usually meeting rooms in well-located civic or other community centers) or space leased in retail centers.

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

In September 2007, we appealed to the UK First Tier Tribunal (Tax Chamber) (formerly known as the UK VAT and Duties Tribunal), or the First Tier Tribunal, HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by us. In February 2010, the First Tier Tribunal issued a ruling that our UK leaders should have been classified as employees for UK tax purposes and, as such, we should have withheld tax from our leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for us. We appealed the First Tier Tribunal’s adverse ruling to the UK Upper Tribunal (Tax and Chancery Chamber), or the Upper Tribunal, and in October 2011, the Upper Tribunal issued a ruling dismissing our appeal. In January 2012, we sought permission from the UK Court of Appeal to appeal the Upper Tribunal’s ruling, which the UK Court of Appeal refused in March 2012. In March 2012, we applied to the UK Court of Appeal for an oral hearing to seek permission to appeal to the UK Court of Appeal against the Upper Tribunal’s ruling. At the hearing in June 2012, the UK Court of Appeal granted us permission to appeal. A hearing date for the appeal was set for January 2013.

In December 2011, HMRC’s claim in respect of NIC was amended to increase the claimed amount for the period April 2002 to April 2007 and include the interest accrued thereon through December 2011. In addition, in February 2012, HMRC asserted a claim in respect of PAYE for the period April 2007 to April 2011 similar to what it had claimed for the period April 2001 to April 2007. We were granted permission to appeal this PAYE claim with the First Tier Tribunal and the First Tier Tribunal directed that the appeal be stayed until following the decision of the UK Court of Appeal with respect to our appeal of the Upper Tribunal’s ruling.

In light of the First Tier Tribunal’s adverse ruling and in accordance with accounting guidance for contingencies, we recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. On a quarterly basis, beginning in the first quarter of fiscal 2010 and through the second quarter of fiscal 2011, we recorded a reserve for UK withholding taxes with respect to our UK leaders consistent with this ruling. The reserve at the end of the second quarter of fiscal 2011 equaled approximately $43.7 million in the aggregate based on the exchange rates at the end of fiscal 2011. As of the beginning of the third quarter of fiscal 2011, we began employing our UK leaders and therefore have ceased recording any further reserves for this matter. In February 2012, we paid HMRC, on a without prejudice basis, a portion of the amount previously reserved equal to approximately $30.0 million based on the exchange rates at the payment date for estimated amounts claimed to be owed by us with respect to PAYE and interest thereon for the period April 2001 to July 2011. In December 2012, we reached an agreement with HMRC to settle the matter in its entirety for approximately $36.8 million. In January 2013, $6.8 million was paid to HMRC, representing the balance due over the amount previously paid to HMRC in February 2012. In January 2013, the UK Court of Appeal dismissed the case and the First Tier Tribunal confirmed withdrawal of our appeal against HMRC.

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

Set forth below are the names, ages as of December 29, 2012 and current positions of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Position
David P. Kirchhoff	46	Chief Executive Officer and Director
James R. Chambers	55	President and Chief Operating Officer
Nicholas P. Hotchkin	47	Chief Financial Officer
Michael Basone(1)	55	President, WeightWatchers.com and Chief Technology Officer
Melanie Stack (Stubbing)(1)	51	President, Europe
Bruce Rosengarten	54	President, Asia Pacific
Jeffrey A. Fiarman	44	Executive Vice President, General Counsel and Secretary
Raymond Debbane(2)	57	Chairman of the Board of Directors
Steven M. Altschuler(3)	59	Director
Philippe J. Amouyal(2)	54	Director
John F. Bard(2)(3)	71	Director
Marsha Johnson Evans(3)	65	Director
Jonas M. Fajgenbaum	40	Director
Sacha Lainovic	56	Director
Christopher J. Sobecki	54	Director

(1)	We recently announced that Mr. Basone and Ms. Stubbing will be resigning from the Company during the first half of fiscal 2013.
(2)	Member of our Compensation and Benefits Committee.
(3)	Member of our Audit Committee.

David P. Kirchhoff. Mr. Kirchhoff has been a director and our Chief Executive Officer since December 31, 2006. He served as our President from December 31, 2006 to January 3, 2013. Mr. Kirchhoff has served and continues to serve as the Chief Executive Officer of WeightWatchers.com since rejoining WeightWatchers.com in June 2004. He also served as President of WeightWatchers.com from June 2004 until April 2008 and our Chief Operating Officer, Europe and Asia from September 2005 until December 2006. Prior to rejoining WeightWatchers.com, Mr. Kirchhoff served as Chief Financial Officer of the Enthusiast Media Group of Primedia, Inc., a print and digital content provider, from September 2003 to June 2004. Mr. Kirchhoff originally joined WeightWatchers.com in January 2000 as Senior Vice President, Strategy and Business Development, and served as Chief Financial Officer of WeightWatchers.com from January 2003 until his departure in August 2003. Prior to joining WeightWatchers.com in January 2000, he was Director of Corporate Strategy and Development for PepsiCo, Inc. Previously, Mr. Kirchhoff was a manager and consultant with The Boston Consulting Group in Washington, D.C. He holds a B.S. in Biomedical and Electrical Engineering from Duke University and an M.B.A. from the University of Chicago Graduate School of Business.

James R. Chambers. Mr. Chambers has served as our President and Chief Operating Officer since January 4, 2013. Prior to joining us, Mr. Chambers served as President of the U.S. Snacks and Confectionary business unit and General Manager of the Immediate Consumption Channel of Kraft Foods Inc., a global food and beverage company, from January 2010 to July 2011. Prior to joining Kraft, Mr. Chambers held various positions in the North America business unit at Cadbury plc, a beverage and confectionary company, from September 2005 to January 2010, most recently as the President and Chief Executive Officer. Mr. Chambers began his career at

Nabisco, Inc. and also held various executive positions with Rémy Cointreau USA, Paxonix Inc., NetGrocer.com, Inc. and Information Resources, Inc. Mr. Chambers received a Bachelor’s degree in Civil Engineering from Princeton University and an M.B.A. from the Wharton School of Business of the University of Pennsylvania. Mr. Chambers is a director of Big Lots, Inc. Mr. Chambers was previously a director of B&G Foods, a food manufacturer.

Nicholas P. Hotchkin. Mr. Hotchkin has served as our Chief Financial Officer since August 20, 2012. Prior to joining us, Mr. Hotchkin had spent several years at Staples, Inc., a global leader in the office supply industry. Most recently, Mr. Hotchkin served as Senior Vice President of Finance for the U.S. Retail division of Staples based in Massachusetts, a position he held from May 2010 to August 2012. Before assuming that position, he had been Senior Vice President of Finance and Treasurer of Staples, a position he held from November 2006 to April 2010. Prior to joining Staples, Mr. Hotchkin held several corporate finance positions with Delphi Corporation and General Motors Corporation including assignments in the United States, Asia and Europe. Mr. Hotchkin received a B.A. in Economics from Harvard College and an M.B.A. from the Harvard Business School.

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

Bruce Rosengarten. Mr. Rosengarten has served as our President, Asia Pacific since December 2011. Prior to joining us, from January 2009 until December 2011, Mr. Rosengarten advised and mentored senior management in various industries on strategy, business development and leadership while serving as Director of International Ideas Pty Ltd, a company he founded and which specialized in strategic consulting as well as leadership coaching. Mr. Rosengarten also authored and published a book on leadership in April 2010. Mr. Rosengarten served as the President of Jewish Care (Victoria) Inc, a not-for-profit, humanitarian organization, from November 2009 to November 2012. Mr. Rosengarten held various senior marketing, retail management and business development positions at Shell International Petroleum Company beginning in August 1998, including most recently serving in the senior marketing role of Global Vice President Retail Marketing—Shell Downstream principally based in Singapore from January 2005 until September 2008 and prior to this role held the position Vice President Retail, Asia Pacific, Middle East from January 2001 until December 2004. Prior to joining Shell, Mr. Rosengarten held several senior retail management and business development positions with Crown Ltd, a casino operator, and the leading retailer Coles Myer Ltd. He is a graduate of Monash University in Australia, where he obtained a Bachelors degree in Economics and a Graduate Diploma in Physical Distribution Management.

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

Raymond Debbane. Mr. Debbane has been the Chairman of our Board of Directors since our acquisition by Artal on September 29, 1999. Mr. Debbane is a co-founder and the Chief Executive Officer of The Invus Group, LLC. Prior to forming The Invus Group, LLC in 1985, Mr. Debbane was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American University of Beirut. Mr. Debbane is the Chairman of the Board of Directors of Lexicon Pharmaceuticals, Inc. and a director of Ceres, Inc. He is also the Chief Executive Officer and a director of Artal Group S.A. and the Chairman of the Board of Directors of a number of private companies of which Artal or Invus, L.P. are shareholders.

Steven M. Altschuler. Dr. Altschuler has been a director since September 2012. Dr. Altschuler has served and continues to serve as the Chief Executive Officer of The Children’s Hospital of Philadelphia (CHOP), one of the leading children’s hospitals in the United States, since April 2000. Prior to assuming the role of Chief Executive Officer, Dr. Altschuler held several positions at CHOP, including Physician-in-Chief and chief of the Division of Gastroenterology, Hepatology and Nutrition. Prior to joining CHOP, Dr. Altschuler was faculty member and chair of the Department of Pediatrics at the Perelman School of Medicine at the University of Pennsylvania. Dr. Altschuler received a B.A. in mathematics and an M.D. from Case Western Reserve University. Dr. Altschuler is a director of Mead Johnson Nutrition Company, serves on its Compensation and Management Development Committee and is also Chair of its Nutrition Science and Technology Committee.

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

Marsha Johnson Evans. Ms. Evans has been a director since February 2002. Ms. Evans served as President and Chief Executive Officer of the American Red Cross, the preeminent humanitarian organization in the United States, from August 2002 to December 2005, and previously served as the National Executive Director of Girl Scouts of the U.S.A. from January 1998 to July 2002. A retired Rear Admiral in the United States Navy, Ms. Evans served as superintendent of the Naval Postgraduate School in Monterey, California from 1995 to 1998 and headed the Navy’s worldwide recruiting organization from 1993 to 1995. Ms. Evans also served as the Acting Commissioner of the Ladies Professional Golf Association from July 2009 to January 2010. Ms. Evans received a B.A. from Occidental College and a Master’s Degree from the Fletcher School of Law and Diplomacy at Tufts University. Ms. Evans is also a director of Office Depot Inc. and The First Tee. She chairs the Compensation Committee of Office Depot Inc. Ms. Evans was previously a director of Huntsman Corporation and the Estate of Lehman Brothers Holdings, Inc.

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

Christopher J. Sobecki. Mr. Sobecki has been a director since our acquisition by Artal on September 29, 1999. Mr. Sobecki is a Managing Director of The Invus Group, LLC, which he joined in 1989. He received an M.B.A. from Harvard Business School. He also obtained a B.S. in Industrial Engineering from Purdue University. Mr. Sobecki is a director of Lexicon Pharmaceuticals, Inc. and a number of private companies of which Artal or Invus, L.P. are shareholders. Mr. Sobecki was previously a director of NitroMed Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE. Our common stock trades on the NYSE under the symbol “WTW.”

The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported on the NYSE composite price history.

Fiscal 2012 (Year ended December 29, 2012)

	High	Low
First Quarter	$82.91	$53.50
Second Quarter	$79.99	$49.10
Third Quarter	$57.25	$40.60
Fourth Quarter	$57.88	$46.65

Fiscal 2011 (Year ended December 31, 2011)

	High	Low
First Quarter	$72.00	$36.63
Second Quarter	$86.97	$67.25
Third Quarter	$81.38	$51.28
Fourth Quarter	$77.00	$54.47

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. We repurchased no shares of our common stock during the fourth quarter of fiscal 2012. As of the end of fiscal 2012, $208.9 million remained available to purchase shares of our common stock under the repurchase program.

On February 23, 2012, we commenced a “modified Dutch auction” tender offer for up to $720.0 million in value of our common stock at a purchase price not less than $72.00 and not greater than $83.00 per share, or the Tender Offer. Prior to the Tender Offer, on February 14, 2012, we entered into an agreement, or the Purchase Agreement, with Artal Holdings whereby Artal Holdings agreed to sell to us, at the same price as was determined in the Tender Offer, such number of its shares of our common stock that, upon the closing of this purchase after the completion of the Tender Offer, Artal Holdings’ percentage ownership in the outstanding shares of our common stock would be substantially equal to its level prior to the Tender Offer. Artal Holdings also agreed not to participate in the Tender Offer so that it would not affect the determination of the purchase price of the shares in the Tender Offer. The Tender Offer expired at midnight, New York time, on March 22, 2012, and on March 28, 2012 we repurchased approximately 8.8 million shares at a purchase price of $82.00 per share. On April 9, 2012, we repurchased approximately 9.5 million of Artal Holdings’ shares at a purchase price of $82.00 per share pursuant to the Purchase Agreement. In March 2012, we amended and extended the WWI Credit Facility to finance these repurchases. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt”. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement was not made pursuant to the Company’s existing repurchase program.

Holders

The approximate number of holders of record of our common stock as of January 31, 2013 was 295. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

We historically have issued a quarterly cash dividend of $0.175 per share of our common stock every quarter for the past several fiscal years. In the fourth quarter of fiscal 2012, our Board of Directors declared such a quarterly cash dividend and accelerated its payment to December 2012 instead of having it paid in January 2013 as it has typically done for fourth quarter dividend declarations. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors it may deem relevant. Our Board of Directors may decide at any time to increase or decrease the amount of dividends or discontinue the payment of dividends based on these factors. The WWI Credit Facility (as defined below) also contains restrictions on our ability to pay dividends on our common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” in Part II, and “Item 15. Exhibits and Financial Statement Schedules—Financial Statements—Note 6. Long-Term Debt”, of this Annual Report on Form 10-K for a description of the WWI Credit Facility.

Item 6.	Selected Financial Data

The following schedule sets forth our selected financial data for the last five fiscal years.

SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	Fiscal 2012 (52 weeks)	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks)	Fiscal 2009 (52 weeks)	Fiscal 2008 (53 weeks)
Revenues, net	$1,826.8	$1,819.2	$1,452.0	$1,398.9	$1,535.8
Net income attributable to the Company	$257.4	$304.9	$194.2	$177.3	$204.3
Working capital (deficit)	$(229.9)	$(279.7)	$(348.7)	$(336.1)	$(270.1)
Total assets	$1,218.6	$1,121.6	$1,092.0	$1,087.5	$1,106.8
Long-term debt	$2,291.7	$926.9	$1,167.6	$1,238.0	$1,485.0
Earnings per share:
Basic	$4.27	$4.16	$2.57	$2.30	$2.61

Diluted	$4.23	$4.11	$2.56	$2.30	$2.60

Dividends declared per common share	$0.70	$0.70	$0.70	$0.70	$0.70

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

UK Self-Employment Matter

We received an adverse tax ruling in the United Kingdom that our UK leaders should have been classified as employees for UK tax purposes and, as such, we should have withheld tax from our leaders pursuant to the PAYE and NIC collection rules and remitted such amounts to HMRC. In connection with this ruling, we recorded a charge of approximately $36.7 million, of which approximately $4.2 million was with respect to fiscal 2009 and approximately $32.5 million was with respect to fiscal years 2001 through 2008, to cost of revenues in the fourth quarter of fiscal 2009. We subsequently recorded a charge of approximately $4.1 million and $3.0 million in fiscal 2010 and fiscal 2011, respectively. In December 2012, we reached an agreement with HMRC to settle the matter in its entirety for approximately $36.8 million. Based upon the settlement amount, we determined that $14.5 million of the reserved amount represented an over-accrual and as such was reversed to cost of revenues. As part of the settlement amount, the settlement agreement provided for an amount of interest to be paid which resulted in a $7.1 million increase to interest expense. The net benefit associated with the settlement was an increase of $7.4 million to income before income taxes. The reserve for this matter at the end of the fourth quarter of fiscal 2012 equaled approximately $7.3 million in the aggregate based on the exchange rates at the end of the fourth quarter of fiscal 2012. In January 2013, $6.8 million was paid to HMRC, representing the balance due over the approximately $30.0 million paid to HMRC in February 2012, and the balance of the reserve was used to pay associated costs. See “Item 3. Legal Proceedings—UK Self-Employment Matter” in Part I of this Annual Report on Form 10-K for further details on this matter.

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

On March 15, 2012, the composition of the WWI Credit Facility changed as a result of our amending and restating the WWI Credit Facility to, among other things, extend the maturity of certain of our term loan facilities and our revolving credit facility and to obtain new commitments for the borrowing of an additional $1,449.4 million of term loans to finance the purchases of shares of our common stock in the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement. Following the amendment of the WWI Credit Facility, (i) $33.1 million in aggregate principal amount of the Term A-1 Loan and $301.8 million in aggregate principal amount of the Term C Loan were converted into, and $849.4 million in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche E loan, or Term E Loan, (ii) $107.0 million in aggregate principal amount of the Term B Loan and $119.1 million in aggregate principal amount of the Term D Loan were converted into, and $600.0 million in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche F loan, or Term F Loan, and (iii) $262.0 million in aggregate principal amount of commitments under the Revolver A-1 were converted into a new revolving credit facility, or Revolver A-2. The loans outstanding under each term loan facility existing prior to the amendment of the WWI Credit Facility and the loans and commitments outstanding under the Revolver A-1, in each case that were not converted into the Term E Loan, the Term F Loan or the Revolver A-2, as applicable, continued to remain outstanding under the WWI Credit Facility as the Term A-1 Loan, the Term B Loan, the Term C Loan, the Term D Loan or the Revolver A-1, as applicable. In connection with this amendment, we incurred fees of approximately $26.2 million in the first quarter of fiscal 2012.

For additional details on the WWI Credit Facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” in Part II of this Annual Report on Form 10-K.

Working Capital

The changes in the working capital deficit are primarily the result of year-over-year increases related to payables in connection with operations, deferred revenue in connection with our business performance, the shift in timing of tax payments and accruals related to our litigation matters, which are offset by year-over-year decreases in the accrual for the UK adverse tax rulings related to the UK VAT and UK self-employment matters and in the current portion of debt obligations.

Franchise Acquisitions

The following are our key acquisitions since December 30, 2007:

Acquisition of Southeastern Ontario and Ottawa, Adirondacks and Memphis. On September 10, 2012, we acquired substantially all of the assets of our Southeastern Ontario and Ottawa, Canada franchisee, Slengora Limited, for a net purchase price of $16.8 million. On November 2, 2012, we acquired substantially all of the assets of our Weight Watchers of the Adirondacks, Inc. franchisee for a purchase price of $3.4 million. On December 20, 2012, we acquired substantially all of the assets of our Memphis, Tennessee franchisee, Weight Watchers of the Mid-South, Inc., for a purchase price of $10.0 million. These acquisitions were financed through cash from operations. These acquisitions have been accounted for as a purchase and financial results have been included in our consolidated operating results since the date of acquisition.

Acquisitions of Palm Beach, Wichita and Syracuse. On January 31, 2008, we acquired substantially all of the assets of our Palm Beach, Florida franchisee for a net purchase price of approximately $12.9 million. On June 13, 2008, we acquired substantially all of the assets of our Wichita, Kansas franchisee for a net purchase price of approximately $5.7 million. On June 19, 2008, we acquired substantially all of the assets of two of our franchisees in Upstate New York, Weight Watchers of Syracuse, Inc. and Dieters of the Southern Tier, Inc., for a combined net purchase price of approximately $20.9 million. These acquisitions were financed through cash from operations. These acquisitions have been accounted for as purchases and financial results have been included in our consolidated operating results since their respective dates of acquisition.

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

Overview

We derive our revenues principally from:

•	Meeting fees. Members pay us fees to attend our weekly meetings.

•	Internet revenues. We generate revenue from our Internet subscription products and from the sale of third-party Internet advertising.

•

In-meeting product sales. We sell a range of products that complement our weight management plans, such as bars, snacks, cookbooks, food and restaurant guides with PointsPlus values, Weight Watchers magazines, PointsPlus calculators and ActiveLink activity monitors, to members in our meetings.

•

Licensing, franchise royalties and other. We license the Weight Watchers brand and our other intellectual property in certain categories of foods and other relevant consumer products. We also endorse carefully selected branded consumer products. In addition, our franchisees typically pay us a royalty fee of 10% of their meeting fee revenues as well as purchase products for sale in their meetings. We also generate revenues from subscriptions for our magazines and third-party advertising in our publications.

We currently have two reporting segments: Weight Watchers International and WeightWatchers.com. All sources of revenue, other than Internet revenues, are included in our Weight Watchers International reporting segment. Over the past several years the mix of our revenues has shifted more toward our WeightWatchers.com reporting segment and away from our Weight Watchers International reporting segment. Revenues from our Weight Watchers International reporting segment contributed 72.2% of our total revenues in fiscal 2012, 77.8% of our total revenues in fiscal 2011, and 83.4% of our total revenues in fiscal 2010. Revenues from our WeightWatchers.com reporting segment contributed 27.8% of our total revenues in fiscal 2012, 22.2% of our total revenues in fiscal 2011, and 16.6% of our total revenues in fiscal 2010.

The following table sets forth our revenues by category for the past five fiscal years.

Revenue Sources

(in millions)

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
Meetings fees	$934.9	$990.3	$819.6	$817.5	$908.1
Internet revenues	504.3	399.5	238.8	196.0	185.8
In-meeting product sales	253.2	281.8	260.5	251.3	285.6
Licensing, franchise royalties and other	134.4	147.6	133.1	134.1	156.3

Total	$1,826.8	$1,819.2	$1,452.0	$1,398.9	$1,535.8

From fiscal 2008 through fiscal 2012, our revenues increased at a compound annual growth rate of 4.4% primarily driven by paid weeks growth in the WeightWatchers.com business Additional revenue details are as follows:.

•

Meeting fees. From fiscal 2008 through fiscal 2012, meeting fees grew at a compound annual growth rate of 0.7%, with growth in our UK and NACO meetings businesses being partially offset by declines in our Continental European meetings business. This increase was driven by growth in our meeting paid weeks, which grew on a global basis at a compound annual growth rate of 2.1%. The decline in meeting fees from 2008 to 2009 primarily reflected the impact of the global recession on our ability to enroll new members. Beginning in NACO in the second quarter of fiscal 2010, year-over-year growth in recruitment trends, driven by strong new marketing and further fueled by the soft launch in the fourth quarter of fiscal 2010 of PointsPlus and ProPoints in our English-speaking markets, drove global meeting fees by the fourth quarter to once again increase versus the comparable prior year period. The momentum of the new program launches in our English-speaking markets accelerated our recruitment trends in the first quarter of fiscal 2011, and, supported by strong marketing and public relations, resulted in global meeting fees that increased in every quarter of fiscal 2011 as compared to the prior year period. Fiscal 2012 had the challenge of being compared against the high levels of recruitment growth we experienced in fiscal 2011. Although we entered fiscal 2012 with a higher meeting membership base than we had at the beginning of fiscal 2011, lower enrollments in all 2012 fiscal quarters resulted in lower meeting fees for the year as compared to the prior year. Lower enrollments in the meetings business in fiscal 2012 were primarily driven by a decline in the English-speaking markets as we cycled against the momentum of their program innovations in the prior year.

•

Internet Revenues. From fiscal 2008 through fiscal 2012, our Internet revenues grew at a compound annual growth rate of 28.4%. The increase was primarily due to growth in the number of WeightWatchers.com end of period active Online subscribers which grew by over 1.0 million subscribers from 678,700 at the end of fiscal 2008 to 1,871,400 at the end of fiscal 2012. This increase in Online subscribers drove growth in our Online paid weeks, which grew at a compounded annual growth rate of 30.1%. This increase in Online subscribers and paid weeks, which accelerated in fiscal 2011, was driven primarily by continued strong marketing campaigns which began in the second quarter of fiscal 2010 in the United States and the United Kingdom, and further benefited from the new program launches at the end of fiscal 2010. In addition, from fiscal 2008 through fiscal 2011, we had several new country launches which further drove growth in our subscriber base. In fiscal 2012, first-time dedicated television advertising coupled with effective marketing campaigns in Canada and Continental Europe primarily drove strong Online paid weeks growth in these markets.

•

In-meeting product sales. Global product sales were down 3.5% on a compound annual growth rate from fiscal 2008 through fiscal 2012. Our average product sales per attendee in our meetings business grew from $4.76 to $4.99 at a compound annual growth rate of 1.2% during that period as a result of successful new product and program launches. However, we experienced a decline in the number of members attending meetings which drove a decline in our global product sales.

•

Licensing revenues. Licensing revenues declined at a compound annual growth rate of 1.5% from fiscal 2008 through fiscal 2012. Despite our increased focus on expanding the number of Weight Watchers branded and endorsed products worldwide, this revenue category was and remains negatively impacted by the global economic downturn and the resulting decrease in discretionary spending by consumers and loss of consumer confidence.

Metrics and Business Trends

Performance Indicators and Market Trends

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•	net revenues;

•	paid weeks and attendance metrics;

•	lecture income per paid week and in-meeting product sales per attendee;

•	the number of end of period active Online subscribers; and

•	gross profit and operating expenses as a percentage of revenue.

We believe that our revenues and profitability can be sensitive to major trends in the weight management industry. In particular, we believe that our business could be adversely impacted by:

•	the temporary emergence of fad diets;

•	increased competition from Internet, mobile and other electronic weight management approaches;

•	a decrease in the effectiveness of our marketing and advertising programs;

•	a failure to develop innovative new services and products;

•	the development of more favorably perceived or more effective weight management methods, including pharmaceuticals;

•	an impairment of the Weight Watchers brand and our other intellectual property;

•	a failure of our technology or systems to perform as designed; and

•	a downturn in general economic conditions or consumer confidence.

Global Operations

The following tables set forth our paid weeks and meeting attendance by geography for the past five fiscal years:

	Paid Weeks in Company-Owned Operations (in millions)
	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
Online Paid Weeks	111.5	88.0	52.5	42.7	38.9

Meeting Paid Weeks:
North America	66.0	69.9	55.3	55.8	61.0
United Kingdom	16.9	19.1	16.1	16.2	15.0
Continental Europe	13.4	12.2	13.6	12.7	12.5
Other International	2.9	3.6	2.9	2.9	2.8

Total Meeting Paid Weeks	99.2	104.8	87.9	87.6	91.3

Total Paid Weeks	210.7	192.8	140.4	130.3	130.2

	Meeting Attendance in Company-Owned Operations (in millions)
	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
North America	31.9	36.0	30.3	32.1	36.5
United Kingdom	9.7	11.6	10.2	11.4	11.6
Continental Europe	7.4	7.2	8.5	8.6	9.8
Other International	1.7	2.2	2.0	2.2	2.1

Total	50.7	57.0	51.0	54.3	60.0

The “paid week” metric reports total paid weeks by our customers in Company-owned operations for a given period. For Weight Watchers Online, paid weeks is the total paid Weight Watchers Online subscriber weeks for a given period. For meetings, paid weeks is the sum of total paid commitment plan weeks (e.g., Monthly Pass weeks) and total “pay-as-you-go” weeks for a given period. Before the launch of our commitment plans in the meetings business, our members were largely on a “pay-as-you-go” basis, and accordingly, growth in meeting attendance essentially approximated growth in meeting paid weeks. However, paid weeks and attendance are no longer directly correlated as the percentage of meeting paid weeks attributable to commitment plans far exceeds the percentage attributable to “pay-as-you-go”.

As shown in the table above, our total paid weeks in our Company-owned operations grew from 130.2 million in fiscal 2008 to 210.7 million in fiscal 2012, or 12.8% on a compound annual growth basis. Weight Watchers Online paid weeks grew from 38.9 million in fiscal 2008 to 111.5 million in fiscal 2012, or 30.1% on a compound annual growth rate basis. Our total meeting paid weeks grew from 91.3 million in fiscal 2008 to 99.2 million in fiscal 2012, or 2.1% on a compound annual growth rate basis.

As shown in the table above, our worldwide annual meeting attendance in our Company-owned operations has declined from 60.0 million for fiscal 2008 to 50.7 million for fiscal 2012, a decline of 4.1% on a compound annual growth rate basis. Our worldwide average meeting revenue per attendee, however, has increased over the same period, largely as a result of Monthly Pass’ growing penetration in NACO and other markets and growth in product sales per attendee.

WeightWatchers.com Metrics and Business Trends

The continued success of WeightWatchers.com resulted in Internet revenues growing at a compound annual growth rate of 28.4% from fiscal 2008 to fiscal 2012. This growth was primarily driven by growth in Online subscription revenue of 29.6% on a compound annual growth rate basis from fiscal 2008 to fiscal 2012. Subscription revenue growth was driven by an increase in Online paid weeks from 38.9 million in fiscal 2008 to 111.5 million in fiscal 2012, a compound annual growth rate of over 30%. End of period active Online subscribers grew from 0.7 million at the end of fiscal 2008 to 1.9 million at the end of fiscal 2012, a compound annual growth rate of 28.9%. This successful growth resulted primarily from a combination of new subscribers in our major markets and launches of WeightWatchers.com subscription products in new markets globally. In addition, WeightWatchers.com, like the meetings business, benefited from the new program launches of PointsPlus and ProPoints in fiscal 2010 and fiscal 2011 and the introduction of new products, including applications for mobile devices such as the iPhone®, iPad® and Android™ devices. Marketing, particularly first-time dedicated television advertising coupled with effective marketing campaigns in Canada and Continental Europe in the case of fiscal 2012, continued to drive subscription growth from fiscal 2008 through fiscal 2012.

In addition to generating revenues from its subscription based offerings, WeightWatchers.com also provides a means for companies to advertise on our websites. This advertising revenue increased at a compound annual growth rate of 13.3% from fiscal 2008 to fiscal 2012. This increase was driven in part by the introduction of advertising on the UK and German websites.

North America Meeting Metrics and Business Trends

In 2008 and 2009, the weak economy in the United States had a significant impact on our meetings business. The economic recession, coupled with reduced credit availability, adversely impacted consumer spending. We saw the impact most acutely in enrollments, particularly of new members who had never been to Weight Watchers. In fiscal 2008, we were able to maintain growth in paid weeks, which increased 4.5% over the prior year, largely as a result of increased Monthly Pass penetration, but in fiscal 2009, paid weeks declined by 8.4% versus fiscal 2008. Attendance also declined in both years versus the prior year.

In fiscal 2010, NACO meeting paid weeks declined 1.0% and attendance declined 5.7% versus the prior year as a result of performance weakness in the early part of the year. In the spring of fiscal 2010, NACO launched a new marketing strategy and campaign focused on member experience, featuring Jennifer Hudson as its new spokesperson. With this change, business performance began an improvement trend in the second quarter of fiscal 2010 that continued through the rest of the year. In addition, NACO initiated other growth strategies during fiscal 2010, including revamping the retail structure in select markets. These new strategies coupled with the launch of the PointsPlus program in late November resulted in a positive end to fiscal 2010, with solid growth in the fourth quarter in both paid weeks and attendance, up 4.2% and 6.8%, respectively, versus the fourth quarter of 2009.

In fiscal 2011, NACO paid weeks increased 26.4% and attendances increased 18.8% versus the prior year level. We entered fiscal 2011 with more active members than at the beginning of fiscal 2010 driven by the momentum of the new program launch and supported by strong marketing and public relation activities. The quarterly growth trend in fiscal 2011 versus prior year quarters continued to be strong, albeit at a slightly slower pace, as we began to cycle against the highly successful marketing campaign in the second quarter of fiscal 2010 and the soft launch of our new program innovation in the fourth quarter of fiscal 2010. For the first, second, third and fourth quarters of fiscal 2011, paid weeks increased 32.6%, 31.9%, 25.9% and 15.0% and attendances increased 33.1%, 19.8%, 13.6% and 5.5%, respectively, as compared to the prior year periods.

In fiscal 2012, NACO paid weeks decreased 5.6% and attendances decreased 11.4% versus the prior year level. Although we entered fiscal 2012 with more active members than at the beginning of fiscal 2011, we experienced lower enrollments in the first quarter of fiscal 2012 as we cycled against the historically high levels of recruitment growth in the first quarter of fiscal 2011. The decline in enrollments in the first quarter of fiscal 2012, caused in part by lack of new program news and execution challenges associated with introducing Monthly Pass in the small accounts portion of its corporate business, drove a paid weeks decline of 6.0% and an attendance decline of 11.9%, and also resulted in entering the second quarter of fiscal 2012 with a lower meeting membership base, as compared to the prior year period. The declining trend in fiscal 2012 continued through the remainder of the year. For the second, third and fourth quarters of fiscal 2012, paid weeks decreased 5.5%, 3.6% and 7.3% and attendances decreased 9.9%, 9.4% and 14.5%, respectively, as compared to the prior year periods.

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

In fiscal 2010, paid weeks growth decelerated by 0.4%, and meeting attendance declined 10.5%, compared to fiscal 2009. First quarter fiscal 2010 UK volumes were significantly impacted by weather and cycling against a program innovation in the prior year. The United Kingdom continued to experience steep declines in attendance in 2010 versus the prior year, down 8.5% in the second quarter and 9.4% in the third quarter. The United

Kingdom launched its new program, ProPoints, in early November 2010, and saw attendance growth as a result of the launch. However, because of limited marketing prior to the new program launch and bad weather during the launch period, fourth quarter 2010 attendances decreased 11.3% versus the fourth quarter of fiscal 2009.

In fiscal 2011, paid weeks grew 18.3% versus the prior year, benefiting from enrollment growth concurrent with the launch of ProPoints late in fiscal 2010 and early fiscal 2011 and an increase in Monthly Pass penetration. As with NACO, this growth in recruitment resulted in a larger customer base and as a result, attendances also grew, up 13.7% versus the prior year. For the first, second, third and fourth quarters of fiscal 2011, paid weeks grew 21.9%, 16.1%, 18.1% and 17.1%, and attendances grew 22.2%, 8.5% (impacted by the Royal Wedding and Easter timing), 10.1% and 13.0%, respectively, as compared to the prior year periods.

In fiscal 2012, paid weeks declined 11.3% and attendances decreased 16.5% versus the prior year level. As with NACO, the United Kingdom entered fiscal 2012 with more active members as compared to the beginning of fiscal 2011, but experienced lower enrollments in the first quarter of fiscal 2012 versus the prior year period. These lower enrollments were driven by cycling against the historically high recruitment levels in the first quarter of fiscal 2011 and resulted in a decline in paid weeks. This declining trend continued throughout the rest of fiscal 2012 and was negatively impacted by an advertising campaign that was ineffective at driving enrollment growth and weak macro-economic trends. For the first, second, third and fourth quarters of fiscal 2012, paid weeks declined 6.4%, 9.4%, 12.5% and 17.8%, and attendances declined 14.0%, 14.6%, 17.5% and 21.9%, respectively, as compared to the prior year periods.

Continental Europe Meeting Metrics and Business Trends

Monthly Pass drove an overall 16.5% increase in Continental Europe paid weeks in fiscal 2008 versus the prior year with its introduction in Germany in the third quarter of fiscal 2007 and then France in April 2008. Attendance in fiscal 2008 declined 4.1% versus the prior year.

In fiscal 2009, most of our Continental European markets were deeply affected by the difficult recessionary conditions. While Continental Europe experienced paid weeks growth of 1.6% versus the prior year as the market continued to benefit from increased Monthly Pass penetration, meeting attendance declined 11.8% versus the prior year. A major new innovative program, ProPoints, was launched in the fourth quarter of fiscal 2009.

In fiscal 2010, meeting paid weeks, benefiting from enrollment growth early in the year and an increase in Monthly Pass penetration, grew 6.9% versus the prior year, while attendance in Continental Europe declined 1.6% versus the prior year. In the first half of fiscal 2010, the Continental European market experienced meeting attendance growth as a result of the ProPoints program launch in 2009, which drove an influx of returning members to our meetings. The marketing of this new program, however, was not successful in capturing the attention of new members and, as a result, meeting attendance began to decline in the third quarter of fiscal 2010.

Entering fiscal 2011, Continental European performance continued its downward trend, with meeting paid weeks down 9.8% versus the prior year and attendances down 15.4% versus the prior year. In the first half of fiscal 2011, meeting paid weeks declined by 13.1% and attendance declined by 18.9% versus the prior year period, as the business lapped the momentum of its program launch in the prior year. While still negative versus the prior year period, the trend began to improve in the third quarter of fiscal 2011 with paid weeks down 6.0% and attendances down 15.1%. In the fourth quarter of fiscal 2011, Continental Europe soft launched its updated version of ProPoints in December, resulting in a less negative performance with paid weeks down 4.9% and attendances down 4.3% versus the prior year period.

In fiscal 2012, paid weeks grew 9.2%, and attendances grew 3.3%, versus the prior year. This growth was driven by entering fiscal 2012 with a higher active member base than the prior year and the benefit of higher enrollment growth from the launch of the updated version of ProPoints in late fiscal 2011 and early fiscal 2012, effective new marketing strategies and an increase in Monthly Pass penetration. For the first, second, third and fourth quarters of fiscal 2012, paid weeks grew 5.4%, 11.0%, 12.1% and 9.0%, and attendances grew 4.3%, 2.7%, 4.9% and 1.0%, respectively, as compared to the prior year periods.

Margins

Gross Margin

The following table sets forth our gross profit and gross margin for the past five fiscal years, as adjusted to exclude the impact of the UK VAT and the UK self-employment matters:

(in millions)	2012	2011	2010	2009	2008
Gross Profit	$1,082.8	$1,047.1	$790.6	$727.9	$835.0
Gross Margin	59.3%	57.6%	54.4%	52.0%	54.4%
Adjustments to Reported Amounts
UK self-employment accrual(1)	(14.5)	—	—	32.5	—
UK VAT ruling accrual(2)	—	—	(2.0)	—	18.7

Gross Profit, as adjusted(1) (2)	$1,068.2	$1,047.1	$788.6	$760.4	$853.7

Gross Margin impact from above adjustments(1) (2)	0.8%	—	—	(2.4)%	(0.5)%
Gross Margin, as adjusted(1) (2)	58.5%	57.6%	54.4%	54.4%	54.9%

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2012 to exclude the impact of a $14.5 million decrease to cost of revenues related to the settlement of the UK self-employment matter and that adjusts the consolidated statements of net income for fiscal 2009 to exclude $32.5 million in cost of revenues for the impact of the UK self-employment matter.
(2)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2010 to exclude the benefit of a $2.0 million increase to revenues from the reversal of an over-accrual related to the adverse UK VAT ruling and that adjusts the consolidated statements of net income for fiscal 2008 to include a net negative adjustment of $18.7 million to revenues as a result of the adverse UK VAT ruling pertaining to prior periods. The UK VAT ruling impact pertaining specifically to fiscal 2008 of $7.8 million has not been adjusted herein as the years presented include the impact of this ruling.

See “Non-GAAP Financial Measures” below for an explanation of our use of non-GAAP financial measures.

In the period from fiscal 2008 through fiscal 2012 our gross margin ranged from a high of 59.3% in fiscal 2012 to a low of 52.0% in fiscal 2009. Excluding the impact of the UK VAT and UK self-employment matters in the period, our gross margin ranged from a high of 58.5% in fiscal 2012 to a low of 54.4% in both fiscal 2009 and fiscal 2010. As the WeightWatchers.com business grew over the period and became a larger share of our revenue mix, our gross margin expanded. In addition, with its fixed cost business model, growth within the WeightWatchers.com business resulted in margin expansion in that business during the period. Conversely, in the meetings business, our meetings staff is usually paid on a commission basis and space is rented as needed in most instances. When it becomes more cost effective to do so, in various geographies (particularly North America), we rent centers at reasonable rates with relatively short lease terms. Moreover, we adjust the number of meetings according to demand. This variable cost structure has enabled us to maintain high margins even as we have experienced a decline in the number of attendances per meeting. When attendances per meeting grow, our gross margins typically improve.

Operating Margin

The following table sets forth our Operating Income for the past five fiscal years, as adjusted to exclude the impact of the UK VAT and UK self-employment matters as well as the previously reported impact of restructuring charges:

(in millions)	2012	2011	2010	2009	2008
Operating Income	$510.8	$546.3	$390.3	$356.7	$425.0
Operating Income Margin	28.0%	30.0%	26.9%	25.5%	27.7%
Adjustments to Reported Amounts
UK Self-employment accrual(1)	(14.5)	—	—	32.5	—
UK VAT ruling accrual(2)	—	—	(2.0)	—	18.7
Restructuring charges(1)	—	—	—	5.5	—

Operating Income, as adjusted(1)(2)	$496.3	$546.3	$388.3	$394.6	$443.7

Operating Income Margin impact from above adjustments(1)(2)	0.8%	—	0.1%	(2.7)%	(0.8)%
Operating Income Margin, as adjusted(1)(2)	27.2%	30.0%	26.8%	28.2%	28.5%

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of income for fiscal 2012 to exclude the impact of a $14.5 million decrease to cost of revenues related to the settlement of the UK self-employment matter and that adjusts the consolidated statements of income for fiscal 2009 to exclude $32.5 million in cost of revenues for the impact of the UK self-employment matter and the $5.5 million impact of restructuring charges.
(2)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2010 to exclude the benefit of a $2.0 million increase to revenues from the reversal of an over-accrual related to the adverse UK VAT ruling and that adjusts the consolidated statements of net income for fiscal 2008 to include a net negative adjustment of $18.7 million to revenues as a result of the adverse UK VAT ruling pertaining to prior periods. The UK VAT ruling impact pertaining specifically to fiscal 2008 of $7.8 million has not been adjusted herein as the years presented include the impact of this ruling.

See “Non-GAAP Financial Measures” below for an explanation of our use of non-GAAP financial measures.

In the period from fiscal 2008 through fiscal 2012 our operating income margin ranged from a high of 30.0% in fiscal 2011 to a low of 25.5% in fiscal 2009. Excluding the impact of the UK VAT and UK self-employment matters and the impact of our previously reported restructuring charges in the period, our operating income margin ranged from a high of 30.0% in fiscal 2011 to a low of 26.8% in fiscal 2010. In fiscal 2010, the operating income margin of the Company was driven by significant investment for the preparation and launch of the PointsPlus program in the United States and Canada and ProPoints program in the United Kingdom and Australia, increased marketing for our WeightWatchers.com business, and a charge associated with the settlement of a California labor litigation.

In fiscal 2011, the operating income margin of the Company was 30.0%, the highest in the five-year period. This was despite the increased marketing in WeightWatchers.com stemming from the initiative focused on building awareness and relevance of the Weight Watchers brand with the male demographic, as well as expenses in support of growth initiatives, including technology for the development of our mobile platforms and additions to staff in support of business development. These higher expenses were more than offset by the efficiencies we gained from higher average attendance in our meetings and the impact of the higher margin WeightWatchers.com business becoming a larger component of our revenue mix.

In fiscal 2012, excluding the impact of the UK self-employment matter, operating income declined to 27.2% from 30.0% in the prior year. This decline in operating income margin was primarily driven by costs related to first time Online TV marketing campaigns in several of our international markets and our significant investment in marketing the Weight Watchers Online product to men in the United States, as well as, selling, general and administrative expenses in support of our growth initiatives.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP measures of operating results that exclude or adjust certain items. Net revenues, cost of revenues, gross profit and gross margin, operating income and operating income margin, effective tax rate, including components thereof, are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis) to exclude from fiscal 2012, in connection with the settlement of the UK self-employment matter, the benefit of a partial accrual reversal of a charge originally recorded in the fourth quarter of fiscal 2009, and from fiscal 2010 the revenue benefit of a partial accrual reversal of a charge originally recorded in the second quarter of fiscal 2008 in connection with the previously disclosed adverse UK VAT ruling; and to adjust fiscal 2009 results for both the impact of the UK self-employment matter and the impact of restructuring charges associated with our previously disclosed cost savings initiatives. See “Item 3. Legal Proceedings—UK Self-Employment Matter” in Part I of this Annual Report on Form 10-K for further details on the UK self-employment ruling. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the settlement, accrual reversal, these rulings and/or these restructuring charges. Our management believes these non-GAAP financial measures provide supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

Revenue Recognition

WWI earns revenue by conducting meetings, selling products in its meetings and to its franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements and selling advertising space in and copies of its magazines. Monthly Pass, prepaid meeting fees and magazine subscription revenue is recorded to deferred revenue and amortized into revenue over the period earned. Revenue from “pay-as-you-go” meeting fees, product sales, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customers, and commissions and royalties are earned, respectively. Advertising revenue is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. We charge non-refundable registration fees in exchange for an introductory information session and materials we provide to new members in our meetings business. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

WeightWatchers.com primarily generates revenue from monthly subscriptions for our Internet subscription products as well as Online advertising. Subscription fee revenues are recognized over the period that products are provided. One-time sign-up fees are deferred and recognized over the expected customer relationship period. Subscription fee revenues that are paid in advance are deferred and recognized on a straight-line basis over the subscription period. Online advertising revenue is recognized when the advertisement is viewed by the user of the website.

We grant refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid.

Franchise Rights Acquired, Goodwill and Intangible Assets

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years. We review goodwill and other indefinite-lived intangible assets, including franchise rights acquired, for potential impairment on at least an annual basis or more often if events so require. We performed fair value impairment testing as of the end of fiscal 2012 and fiscal 2011 on our goodwill and other indefinite-lived intangible assets and determined that the carrying amounts of these assets did not exceed their respective fair values, and therefore, no impairment existed. When determining fair value, we utilize various assumptions, including projections of future cash flows, growth rates and discount rates. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In the event such a decrease occurred, we would be required to record a corresponding charge, which would impact earnings. We would also be required to reduce the carrying amounts of the related assets on our balance sheet. We continue to evaluate these estimates and assumptions and believe that these assumptions are appropriate.

In performing the impairment analysis for franchise rights acquired, the fair value for our franchise rights acquired that is allocated to either of the WWI reporting segment or the WeightWatchers.com reporting segment is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the franchise rights acquired and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the unit of accounting for those franchise rights. We have concluded that the appropriate unit of accounting for franchise rights acquired allocated to either of the WWI reporting segment or the WeightWatchers.com reporting segment is the country corresponding to the acquired franchise territory. The carrying values of these franchise rights acquired for both of these reporting segments in the United States, Canada, United Kingdom, Australia/New Zealand and other countries at December 29, 2012 were $667.3 million, $82.3 million, $16.8 million, $15.1 million and $5.5 million, respectively, totaling $787.0 million.

We estimate future cash flows for each unit of accounting by utilizing the historical cash flows attributable to the rights in that country and then applying a growth rate using a blend of the historical operating income growth rates for such country and expected future operating income growth rates for such country. We utilize operating income as the basis for measuring our potential growth because we believe it is the best indicator of the performance of our business. For fiscal 2012, the blended growth rates used in our discounted cash flow analysis ranged from a decline of approximately 3% to growth of approximately 50%. For fiscal 2011, the blended growth rates used in our discounted cash flow analysis ranged from a growth of approximately 3% to approximately 20%. We then discount the estimated future cash flows utilizing a discount rate. The discount rate is calculated using the average cost of capital, which includes the cost of equity and the cost of debt. The cost of equity is determined by combining a risk-free rate of return and a market risk premium. The risk-free rate of return is generally determined based on the average rate of long-term Treasury securities. The market risk premium is generally determined by reviewing external market data. When appropriate, we further adjust the resulting combined rate to account for certain entity-specific factors such as maturity of the market in order to determine the utilized discount rate. The cost of debt is our average borrowing rate for the period. The discount rates used in our fiscal 2012 year-end impairment test and our fiscal 2011 year-end impairment test averaged approximately 9.2% and 11.3%, respectively.

At the end of fiscal 2012, we estimated that approximately 89% of the carrying value of our franchise rights acquired had a fair value of at least three times their respective carrying amounts. In the United States, the region which held approximately 84% of the franchise rights acquired, the aggregate fair value of our franchise rights acquired was more than four times the aggregate carrying value. Given that there is a significant difference between the fair value and carrying value of our franchise rights acquired, we believe there are currently no reasonably likely changes in assumptions that would cause an impairment charge.

Derivative Instruments and Hedging

We enter into interest rate swaps to hedge a portion of our variable rate debt. We record all derivative financial instruments on the consolidated balance sheet at fair value as either assets or liabilities. Fair value adjustments for qualifying derivative instruments are recorded as a component of other comprehensive income and will be included in earnings in the periods in which earnings are affected by the hedged item.

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

Share-Based Compensation

The fair value of restricted stock units and vested shares of restricted stock is determined using the closing price of our common stock on the date of grant. The fair value of option awards is estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the Company’s stock price, the risk-free interest rate and the expected dividend yield. We recognize expense for all share-based awards based on the fair value of the number of awards we estimate will fully vest. A change in these underlying assumptions will cause a change in the estimated fair value of share-based awards and the underlying expense recorded. We continue to evaluate these estimates and assumptions and believe that these assumptions are appropriate.

RESULTS OF OPERATIONS FOR FISCAL 2012 (52 weeks) COMPARED TO FISCAL 2011 (52 weeks)

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

Fiscal 2012 had the challenge of being compared against the high levels of recruitment growth and related results of fiscal 2011. Fiscal 2012 versus the prior year had similar performance trends as each of the individual fiscal 2012 quarters. Net revenues were $1,826.8 million in fiscal 2012, as compared to $1,819.2 million in fiscal 2011. Growth in Internet revenues in fiscal 2012 versus the prior year was almost fully offset by revenue declines in the meetings business. Gross margin for fiscal 2012 grew to 59.3%, including an 80 basis point benefit from the accrual reversal associated with the settlement of the UK self-employment matter, from 57.6% in fiscal 2011. Both marketing expenses and selling, general and administrative expenses increased as a percentage of revenue in fiscal 2012 versus the prior year due to our investments in growth initiatives. As a result, operating income margin for fiscal 2012, which, like gross margin, also benefited by 80 basis points related to the accrual reversal associated with the settlement of the UK self-employment matter, declined 2.1% to 28.0% from 30.0% in fiscal 2011. Consequently, and as a result of higher interest expense and a higher tax rate, net income attributable to the Company in fiscal 2012 declined 15.6% versus the prior year to $257.4 million.

The table below sets forth selected financial information for fiscal 2012 from our consolidated statements of income for fiscal 2012 versus selected financial information for fiscal 2011 from our consolidated statements of income for fiscal 2011, on both a reported basis and an adjusted basis. Results for fiscal 2012 are adjusted to exclude the $4.1 million (after-tax) benefit related to the settlement of the previously disclosed UK self-employment matter. See “Non-GAAP Financial Measures” above.

Summary of Selected Financial Data as Reported and Adjusted

	(In millions, except per share amounts)
	Fiscal 2012	Fiscal 2011	Increase/ (Decrease)	% Change
Revenues	$1,826.8	$1,819.2	$7.7	0.4%
Cost of revenues (as adjusted)(1)	758.6	772.0	(13.4)	(1.7%)
UK Self-employment settlement(1)	(14.5)	—	(14.5)

Cost of revenues	744.0	772.0	(28.0)	(3.6%)

Gross Profit	1,082.8	1,047.1	35.6	3.4%
Gross Margin %	59.3%	57.6%
Marketing expenses	343.5	292.4	51.2	17.5%
Selling, general & administrative expenses	228.5	208.5	20.0	9.6%

Operating income	510.8	546.3	(35.5)	(6.5%)
Operating Income Margin %	28.0%	30.0%
Interest expense (as adjusted)(1)	83.4	59.9	23.6	39.4%
UK Self-employment settlement(1)	7.1	—	7.1

Interest expense	90.5	59.9	30.7	51.3%
Other expense, net	2.0	3.4	(1.4)	(41.6%)
Early extinguishment of debt	1.3	—	1.3

Income before income taxes	417.0	483.1	(66.1)	(13.7%)
Provision for income taxes (as adjusted)(1)	156.2	178.7	(22.5)	(12.6%)
UK Self-employment settlement(1)	3.3	—	3.3

Provision for income taxes	159.5	178.7	(19.2)	(10.7%)

Net income	257.4	304.3	(46.9)	(15.4%)
Net loss attributable to the noncontrolling interest	—	0.5	(0.5)

Net income attributable to the Company	$257.4	$304.9	$(47.4)	(15.6%)

Weighted average diluted shares outstanding	60.9	74.1	(13.2)	(17.8%)

Diluted EPS	$4.23	$4.11	$0.11	2.7%

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of income for fiscal 2012 to exclude the impact of a $14.5 million decrease to cost of revenues and $7.1 million increase to interest expense related to the settlement of the UK Self-employment matter. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

The following table sets forth a reconciliation for fiscal 2012 of certain selected financial data:

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin	Interest Expense	Net Income Attributable to Company	Diluted EPS
Fiscal 2012	$1,082.8	59.3%	$510.8	28.0%	$90.5	$257.4	$4.23
Adjustments to Reported Amounts(1)
UK self-employment accrual reversal(1)	(14.5)		(14.5)		(7.1)	(4.1)	(0.07)

Total Adjustments	(14.5)		(14.5)		(7.1)	(4.1)	(0.07)

Fiscal 2012, as adjusted(1)	$1,068.2	58.5%	$496.3	27.2%	$83.4	$253.3	$4.16

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2012 to exclude the impact of a $14.5 million decrease to cost of revenues and the $7.1 million increase to interest expense related to the settlement of the UK self-employment matter .

See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Net revenues were $1,826.8 million in fiscal 2012, as compared to $1,819.2 million in fiscal 2011. Excluding the impact of foreign currency, which negatively impacted our revenues for fiscal 2012 by $24.4 million, net revenues in fiscal 2012 grew 1.8% versus the prior year. Revenue growth in fiscal 2012 was driven primarily by WeightWatchers.com which benefited from a higher active Online subscriber base at the start of fiscal 2012 as compared to fiscal 2011 and effective marketing in fiscal 2012. Our Continental European meetings business, which benefited from new marketing strategies, also contributed to revenue growth on a constant currency basis. This revenue growth in our Continental European meetings business was more than offset by revenue declines in the NACO and UK meetings businesses as they cycled against the momentum of their new program innovations and stronger and more effective marketing and public relations efforts in fiscal 2011. In addition, in fiscal 2012, meeting revenues were negatively impacted by the execution challenges associated with introducing the Monthly Pass commitment plan to NACO’s small accounts portion of its corporate business in the first half of fiscal 2012, as well as by macro-economic factors, particularly consumer confidence, in NACO and the United Kingdom.

The combination of the above factors also led to a 5.4% decline in global meeting paid weeks in fiscal 2012 versus the prior year. However, with the benefits of starting the fiscal year with a higher active Online subscriber base and effective marketing, WeightWatchers.com experienced growth of 26.7% in Online paid weeks, as well as an 18.0% increase in end of period active Online subscribers, in fiscal 2012 versus the prior year. The increase in Online paid weeks more than offset the decline in meeting paid weeks, which resulted in a 9.3% increase in global paid weeks in fiscal 2012 versus the prior year. Global attendance in fiscal 2012 declined 11.0% in comparison to fiscal 2011.

Gross Profit and Operating Income

Gross profit for fiscal 2012 of $1,082.8 million increased $35.6 million, or 3.4%, from $1,047.1 million in fiscal 2011. Excluding the impact of the settlement of the UK self-employment matter noted in the above table, and of foreign currency which negatively impacted gross profit for fiscal 2012 by $14.1 million, gross profit in fiscal 2012 increased by $35.2 million, or 3.4%, versus the prior year. Operating income for fiscal 2012 was $510.8 million, a decrease of $35.5 million, or 6.5%, from $546.3 million in fiscal 2011. Excluding the impact of the settlement of the UK self-employment matter, and of foreign currency which negatively impacted operating income for fiscal 2012 by $7.2 million, operating income in fiscal 2012 decreased by $42.9 million, or 7.9%, versus the prior year. This decline was primarily the result of an increase in marketing investments and selling, general and administrative expenses in fiscal 2012 versus the prior year. As adjusted for the settlement, our gross margin in fiscal 2012 increased to 58.5% from 57.6% in fiscal 2011, but operating income margin in fiscal 2012 declined to 27.2% from 30.0% in fiscal 2011. See “—Components of Expenses and Margins” for additional details.

Net Income and Earnings Per Share

Net income attributable to the Company in fiscal 2012 declined 15.6% from $304.9 million in fiscal 2011 to $257.4 million. Excluding the impact of the settlement of the UK self-employment matter noted in the table above, net income attributable to the Company would have been $253.3 million in fiscal 2012, a decline of 16.9%. In addition to the decline in operating income, higher interest expense resulting from our financing of our repurchase of shares in the Tender Offer and related share repurchase from Artal Holdings and a higher tax rate further reduced net income in fiscal 2012. See “—Components of Expenses and Margins—Tax” for additional details on our higher tax rate in fiscal 2012.

Earnings per fully diluted share in fiscal 2012 were $4.23, an increase of $0.11 from $4.11 in fiscal 2011. Excluding the impact of the UK self-employment matter noted in the table above, earnings per fully diluted share would have been $4.16, an increase of $0.05 or 1.1%. Earnings per fully diluted share in fiscal 2012, except for the first quarter of fiscal 2012, benefited from our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings as our weighted average diluted shares outstanding for fiscal 2012 decreased to 60.9 million from 74.1 million in the prior year. See “—Liquidity and Capital Resources—Dividends and Stock Transactions” for a description of the Tender Offer and related share repurchase from Artal Holdings.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, Internet revenues, products sold in meetings, and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Meeting Fees

Global meeting fees for fiscal 2012 were $934.9 million, a decrease of $55.4 million, or 5.6%, from $990.3 million in the prior year. Excluding the impact of foreign currency, which decreased our global meeting fees for fiscal 2012 by $12.2 million, global meeting fees in fiscal 2012 decreased by 4.4% versus the prior year. The decline in meeting fees was driven by a 5.4% decline in global meeting paid weeks in fiscal 2012 to 99.2 million from 104.8 million in the prior year. The decline in meeting paid weeks was driven by lower enrollments in fiscal 2012 as compared to the high enrollment levels in the prior year. However, the impact of enrollments on meeting paid weeks was minimized by the higher meeting membership base at the beginning of fiscal 2012 versus the beginning of fiscal 2011. Global attendance decreased 11.0% to 50.7 million in fiscal 2012 from 57.0 million in fiscal 2011.

In NACO, meeting fees in fiscal 2012 were $653.4 million, a decrease of $33.4 million, or 4.9%, from $686.8 million in fiscal 2011. The decline in meeting fees was driven primarily by a 5.6% decline in NACO meeting paid weeks from 69.9 million in fiscal 2011 to 66.0 million in fiscal 2012. The decline in meeting paid weeks primarily resulted from lower enrollments in fiscal 2012 as compared to the high enrollment levels in the prior year. Lower enrollments in fiscal 2012 were driven in part by the execution challenges associated with introducing Monthly Pass to the small accounts portion of NACO’s corporate business. However, the impact of enrollments on meeting paid weeks was minimized by the higher meeting membership base at the beginning of fiscal 2012 versus the beginning of fiscal 2011. In fiscal 2012, NACO attendance decreased 11.4% to 31.9 million from 36.0 million in fiscal 2011. Franchise acquisitions had a de minimus impact on NACO meeting fees and metrics in fiscal 2012.

International meeting fees in fiscal 2012 were $281.5 million, a decrease of $22.0 million, or 7.2%, from $303.5 million in the prior year. Excluding the impact of foreign currency, which decreased international meeting fees for fiscal 2012 by $11.6 million, international meeting fees declined by 3.4% in fiscal 2012 versus the prior year. In fiscal 2012, the decline in meeting fees was driven by a 4.9% decline in international meeting paid weeks in the year versus the prior year. Meeting paid weeks performance in fiscal 2012 was driven by declines in enrollments in our international English-speaking markets in the year versus the prior year, which were partially offset by enrollment growth in Continental Europe. International attendance decreased by 10.5% in fiscal 2012 versus the prior year.

In fiscal 2012, UK meeting fees decreased by 11.7% to $104.4 million from $118.3 million in fiscal 2011. Excluding the impact of foreign currency, which decreased UK meeting fees for fiscal 2012 by $1.5 million, UK meeting fees declined by 10.5% in fiscal 2012 versus the prior year. Fiscal 2012 meeting fees were driven lower primarily by a decline of 11.3% in UK meeting paid weeks versus the prior year. Meeting paid weeks performance in fiscal 2012 was driven by lower enrollments in the period as compared to the high enrollment levels in the prior year. In addition, in fiscal 2012, the United Kingdom introduced an advertising campaign that was ineffective in driving enrollment growth. Weak macro-economic trends in the United Kingdom also contributed to the decline in enrollments. However, the impact of enrollments on meeting paid weeks was minimized by the higher meeting membership base at the beginning of fiscal 2012 versus the beginning of fiscal 2011. UK attendance decreased by 16.5% in fiscal 2012 versus the prior year.

Meeting fees in Continental Europe were $136.0 million in both fiscal 2012 and fiscal 2011. Excluding the impact of foreign currency, which decreased Continental European meeting fees in fiscal 2012 by $10.4 million, Continental European meeting fees increased by 7.6% in fiscal 2012 as compared to the prior year. The increase in meeting fees on a constant currency basis was driven by an increase of 9.2% in Continental European meeting paid weeks in fiscal 2012 versus the prior year. The increase in meeting paid weeks was driven by higher enrollments in fiscal 2012 as compared to the prior year. These higher enrollments were the result of effective new marketing strategies in this region. In Continental Europe, attendance increased by 3.3% in fiscal 2012 versus the prior year.

In-Meeting Product Sales

Global in-meeting product sales for fiscal 2012 were $253.2 million, a decrease of $28.6 million, or 10.1%, from $281.8 million in fiscal 2011. Excluding the impact of foreign currency, which decreased in-meeting product sales for fiscal 2012 by $4.4 million, global in-meeting product sales in fiscal 2012 declined 8.6% versus the prior year. This decrease resulted primarily from an 11.0% decline in global meeting attendance in fiscal 2012 versus the prior year. Slightly offsetting this decline was an increase in product sales per attendee in fiscal 2012 versus the prior year. On a per attendee basis, in fiscal 2012 global in-meeting product sales increased 1.0%, or 2.8% on a constant currency basis, versus the prior year. This increase in in-meeting product sales per attendee in fiscal 2012 was driven by very strong per attendee sales of consumables and new products, including ActiveLink, in NACO and consumables in the United Kingdom in the fourth quarter of fiscal 2012, which more than offset a weak 2012 first nine months. This weakness was primarily the result of cycling against abnormally strong first quarter fiscal 2011 sales of enrollment products in connection with the launch of the new programs in our English-speaking markets in late fiscal 2010.

In NACO, fiscal 2012 in-meeting product sales of $145.9 million decreased by $12.0 million, or 7.6%, versus the prior year. This decrease resulted primarily from an 11.4% attendance decline in fiscal 2012 as compared to the prior year. In-meeting product sales per attendee increased by 4.2% in fiscal 2012 versus the prior year as strong fourth quarter fiscal 2012 sales of consumables and new products, including ActiveLink, offset the decline in sales of enrollment products earlier in the year.

International in-meeting product sales were $107.3 million in fiscal 2012, a decrease of 13.4%, or 9.9% on a constant currency basis, versus the prior year. This decrease was driven primarily by an attendance decline of 10.5% in fiscal 2012 as compared to fiscal 2011, which was largely driven by the United Kingdom. In-meeting product sales per attendee in fiscal 2012 declined by 3.2%, but increased by 0.6% on a constant currency basis, as compared to the prior year.

Internet Revenues

Internet revenues, which include subscription revenues from sales of our Weight Watchers Online and Weight Watchers eTools products as well as Internet advertising revenues, increased $104.8 million, or 26.2%, to $504.3 million in fiscal 2012 from $399.5 million in fiscal 2011. Excluding the impact of foreign currency, which decreased Internet revenues for fiscal 2012 by $5.9 million, Internet revenues grew by 27.7% in fiscal 2012 versus the prior year. The combination of a higher active Online subscriber base at the start of fiscal 2012, up 50.5%, versus the beginning of fiscal 2011, and effective marketing campaigns in North America and Continental Europe contributed to Online paid weeks growth of 26.7% in fiscal 2012 versus the prior year. Additionally, end of period active Online subscribers increased by 18.0% to 1.9 million at the end of fiscal 2012 as compared to 1.6 million at the end of fiscal 2011.

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $134.3 million for fiscal 2012, a decrease of $13.3 million, or 9.0%, from $147.6 million for fiscal 2011. Excluding the impact of foreign currency, which decreased other revenues for fiscal 2012 by $1.8 million, other revenues were 7.8% lower in fiscal 2012 compared to the prior year. Franchise commissions and sales of products to our franchisees declined in the aggregate by 22.4%, or 21.9% on a constant currency basis, in fiscal 2012 versus the prior year. Our by mail product sales and revenues from our publications also declined in the aggregate by 14.3%, or 12.9% on a constant currency basis, in fiscal 2012 versus the prior year. These declines were primarily the result of comparing against the prior year which had the benefit of the new program launches in our English-speaking markets in late fiscal 2010. Global licensing revenues increased by 3.0%, or 4.4% on a constant currency basis, in fiscal 2012 versus the prior year. A one-time termination fee in the second quarter of fiscal 2012 which was included in licensing revenues primarily accounted for the increase. Excluding this one-time termination fee of $2.0 million from licensing revenues, global licensing revenues in fiscal 2012 increased 1.1% on a constant currency basis versus the prior year.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Excluding the impact of the settlement of the UK self-employment matter, cost of revenues in fiscal 2012 would have been $758.6 million, a decline of $13.4 million, or 1.7%, from $772.0 million in the prior year. Cost of revenues declined at a faster pace than revenues due to the shift of revenue towards the higher margin WeightWatchers.com business. As adjusted for the settlement, gross profit in fiscal 2012 of $1,068.2 million increased $21.1 million, or 2.0%, from $1,047.1 million in fiscal 2011. Adjusted gross margin in fiscal 2012 was 58.5%, as compared to 57.6% in fiscal 2011. Gross margin expansion was primarily the result of the shift of revenue towards the higher margin WeightWatchers.com business. This margin expansion was partially offset by a decline in the meetings business gross margin. This decline in the meetings business gross margin was primarily driven by the impact of higher costs associated with our future growth initiatives and lower average number of members per meeting.

Marketing

Marketing expenses for fiscal 2012 were $343.5 million, an increase of $51.2 million, or 17.5%, versus fiscal 2011. Excluding the impact of foreign currency, which decreased marketing expenses for fiscal 2012 by $4.4 million, marketing expenses were 19.0% higher in fiscal 2012 compared to the prior year. Included in our fiscal 2012 marketing expenses were investments in two initiatives: first time Online TV marketing campaigns in several of our international markets and marketing the Weight Watchers Online product to men in the United States. In addition, we invested in TV advertising for Continental Europe’s meetings business, which also contributed to the increase in marketing expenses in fiscal 2012. The increase in marketing expenses also reflected the impact of higher volumes on online advertising costs. Marketing expenses as a percentage of revenue were 18.8% in fiscal 2012 as compared to 16.1% in the prior year.

Selling, General and Administrative

Selling, general and administrative expenses were $228.5 million for fiscal 2012 versus $208.5 million for fiscal 2011, an increase of $20.0 million, or 9.6%. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for fiscal 2012 by $2.5 million, fiscal 2012 selling, general and administrative expenses increased by 10.8% versus fiscal 2011. The increase in expenses was primarily related to investments in growth initiatives, including NACO’s corporate business, technology for the development of our mobile and customer relationship management platforms and additions to staff in support of these initiatives. Lower bonus expense globally related to business performance partially offset this increase. Selling, general and administrative expenses as a percentage of revenue for fiscal 2012 increased to 12.5% from 11.5% for fiscal 2011.

Operating Income Margin

Excluding the impact of the settlement of the UK self-employment matter, our operating income margin in fiscal 2012 decreased to 27.2% from 30.0% in fiscal 2011. This decline in operating income margin was primarily driven by costs related to first time Online TV marketing campaigns in several of our international markets and our significant investment in marketing the Weight Watchers Online product to men in the United States. Both marketing expenses and selling, general and administrative expenses increased as a percentage of revenue in fiscal 2012 as compared to the prior year.

Interest Expense and Other

Interest expense was $90.5 million for fiscal 2012, an increase of $30.7 million, or 51.3%, from $59.9 million in fiscal 2011. Excluding the impact of the settlement of the UK self-employment matter noted in the table above, interest expense was $83.4 million, an increase of $23.6 million or 39.4% versus the prior year. The increase was primarily driven by an increase in our average debt outstanding and higher interest rates on our debt. The effective interest rate on our debt increased by 0.76% to 2.91% in fiscal 2012 from 2.15% in fiscal 2011. Our average debt outstanding increased by $920.0 million to $2,102.9 million in fiscal 2012 from $1,182.9 million in fiscal 2011. The increase in average debt outstanding was driven by the additional borrowings under the WWI Credit Facility (defined below) in connection with our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings (see “—Liquidity and Capital Resources—Dividends and Stock Transactions”). Interest expense was partially offset by a decrease in the notional value and interest rates of our interest rate swaps, which resulted in a lower effective interest rate of 3.60% in fiscal 2012, as compared to 4.62% in fiscal 2011. In the first quarter of fiscal 2012, we wrote-off $1.3 million of fees in connection with the refinancing of our debt, which we recorded as an early extinguishment of debt charge.

The Company incurred $2.0 million of other expense in fiscal 2012 as compared to $3.4 million of other expense in the prior year, both years include the write-off associated with an investment and the impact of foreign currency on intercompany transactions.

Tax

Our effective tax rate was 38.3% for fiscal 2012 as compared to 37.0% for fiscal 2011. For fiscal 2012, the UK self-employment matter impacted our effective tax rate. Excluding the impact of the settlement of the UK self-employment matter, our effective tax rate for fiscal 2012 would have been 38.1%. The difference in period-over-period effective tax rates is primarily the result of a tax benefit recorded in fiscal 2012 associated with a reduction in certain international tax rates. This was offset by tax benefits recorded in fiscal 2011 associated with the closure of our Finland business and reversing certain tax reserves upon expiration of the applicable statutes of limitations.

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

In January 2011, we began marketing campaigns for our new program launches which accelerated period-over-period volume growth in the North American and UK meetings and WeightWatchers.com businesses to historically high levels in the first quarter of fiscal 2011. As a result, on a consolidated Company basis, revenues and volumes grew in all four quarters of fiscal 2011 as compared to the prior year periods. For the full year of fiscal 2011, revenues increased 25.3% and paid weeks increased 37.3% versus the prior year. Our gross margin for fiscal 2011 improved to 57.6%, up from 54.4% in fiscal 2010.

The table below sets forth selected financial information for fiscal 2011 from our consolidated statements of income for fiscal 2011 versus selected financial information for fiscal 2010 from our consolidated statements of income for fiscal 2010 on both a reported basis and an adjusted basis. Results for fiscal 2010 are adjusted to exclude the $2.0 million benefit to revenue of an over-accrual related to the previously disclosed adverse UK VAT tax ruling in the second quarter of fiscal 2008. See “Non-GAAP Financial Measures” above.

Summary of Selected Financial Data as Reported and Adjusted

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

In fiscal 2011, global paid weeks grew 37.3%, global attendance grew 11.9% and end of period active Online subscribers grew 50.5% in comparison to fiscal 2010, despite weak performance in our Continental European meetings business. In the first quarter of fiscal 2011, when we launched our marketing campaigns for the new programs in North America and the United Kingdom, strong enrollments and sign-ups of new and former customers drove global paid weeks up 39.7%, global attendance up 20.3% and end of period active Online subscribers up 86.6% versus the prior year period. Growth trends in meeting enrollments and Online sign-ups moderated somewhat in both the second and third quarters of fiscal 2011 from the historically high levels experienced in the first quarter of fiscal 2011, but remained strong despite lapping the one-year anniversary of North America’s successful new marketing strategy launched in the second quarter of fiscal 2010. In the fourth quarter of fiscal 2011, we continued to experience year-over-year growth versus the prior year period, but at a slower pace than the first nine months as we lapped the one-year anniversary of the very successful soft launch of the new program in our English-speaking markets.

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

Our international meeting fees in fiscal 2011 were $303.5 million, an increase of $29.1 million, or 10.6%, from $274.4 million in the prior year. After the $2.0 million adjustment to fiscal 2010 international meeting fees for the UK VAT accrual reversal noted above, fiscal 2011 revenues would have been $31.2 million or 11.5% above fiscal 2010. Excluding the impact of foreign currency, which increased adjusted international meeting fees by $17.4 million, adjusted international meeting fees grew by 5.1% in fiscal 2011 versus the prior year. International meeting paid weeks increased 7.0% versus the prior year to 34.9 million in fiscal 2011, driven primarily by the performance of the UK meetings business. International attendance increased by 1.6%, to 21.0 million in fiscal 2011 versus 20.7 million in fiscal 2010, primarily as a result of declines in the Continental European meetings business.

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

Internet Revenues

Internet revenues, which include subscription revenues from sales of Weight Watchers Online and Weight Watchers eTools as well as Internet advertising revenues, increased significantly, up $160.7 million, or 67.3%, to $399.5 million for fiscal 2011 from $238.8 million for fiscal 2010. Excluding the impact of foreign currency, which increased Internet revenues by $5.5 million, Internet revenues grew by 65.0% in fiscal 2011 versus the prior year. We entered fiscal 2011 with an active Online subscriber base that was 38.2% higher than at the beginning of fiscal 2010, and ended fiscal 2011 with approximately 1.6 million end of period active Online subscribers, up 50.5% from approximately 1.1 million at the end of fiscal 2010. Online paid weeks increased 67.6% in fiscal 2011 versus the prior year. This increase in Online subscribers and paid weeks was driven primarily by continued strong marketing campaigns starting in the second quarter of 2010 in the United States and the United Kingdom, markets which also benefited from the new program launches at the end of fiscal 2010. In addition, sign-ups grew in Continental Europe, reflecting the effectiveness of our marketing efforts in online channels in these markets.

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

Marketing

Marketing expenses for fiscal 2011 were $292.4 million, an increase of $75.2 million, or 34.6%, versus fiscal 2010, or 32.5% on a constant currency basis. Included in our fiscal 2011 marketing expense was a first time significant investment in marketing the Weight Watchers Online product to men. This new initiative in fiscal 2011, which focused on building awareness and communicating the relevance of the Weight Watchers brand to the male demographic, accounted for 8.2% of the increase in marketing expenses in fiscal 2011 versus the prior year. In addition, we increased our marketing investment in the second and third quarters of fiscal 2011 to support our new program launches and to strengthen recruitment growth during our spring and fall marketing campaigns. This strategy proved to be efficient and successful in driving recruitment of both new and rejoining meeting members and Online subscribers. In the fourth quarter of fiscal 2011 we increased our global spend in the last week of the year in support of our winter 2012 marketing campaigns. In addition, we opportunistically added marketing in the second quarter of fiscal 2011 to leverage positive public relations, such as our ranking as the number one weight-loss diet by U.S. News & World Report magazine.

Notwithstanding all of these strategies and initiatives, our marketing acquisition cost per customer declined by 1.7%, or 3.2% on a constant currency basis in fiscal 2011 versus the prior year. Our marketing expenses as a percentage of revenues were 16.1% in fiscal 2011 as compared to 15.0% in the prior year, as the revenues from more recent customer acquisitions will accrue over future periods.

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

Liquidity and Capital Resources

Cash flows provided by operating activities have historically supplied us with a significant source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global initiatives, pay dividends, repurchase stock, pay down debt and opportunistically engage in franchise acquisitions. We believe that cash flows from operating activities, together with borrowings available under our revolving credit facilities, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of the Company’s balance sheet working capital for the fiscal years ended:

	December 29, 2012	December 31, 2011	Increase/ (Decrease)
		(in millions)
Total current assets	$218.0	$214.5	$3.5
Total current liabilities	447.9	494.2	(46.3)

Working capital deficit	(229.9)	(279.7)	(49.8)

Cash and cash equivalents	70.2	53.2	17.0
Current portion of long-term debt	114.7	124.9	(10.2)

Working capital deficit, excluding change in cash and cash equivalents and current portion of long-term debt	$(185.4)	$(208.0)	$(22.6)

We generally operate with negative working capital. This is driven in part by our commitment plans which are our primary payment method. These plans require members and subscribers to pay us for meetings and subscription products, respectively, before we pay for our obligations in the normal course of business. These prepayments are recorded as a current liability on our balance sheet which results in negative working capital. Our working capital deficit declined $49.8 million to $229.9 million at December 29, 2012 from $279.7 million at December 31, 2011. After making scheduled debt repayments of $124.8 million which were offset by revolver borrowings of $30.0 million in fiscal 2012, and the borrowings that we undertook in March and April 2012, the current portion of our long-term debt decreased by $10.2 million versus the end of fiscal 2011 as described below (see “—Long-Term Debt”).

Excluding the changes in cash and cash equivalents and current portion of long-term debt from both periods, the working capital deficit at December 29, 2012 decreased by $22.6 million to $185.4 million from $208.0 million at December 31, 2011. The primary driver of this decline was the settlement of the UK self-employment matter, which drove a $36.4 million reduction in the related liability. Other factors contributing to this decline in our working capital deficit were the acceleration of our fourth quarter of fiscal 2012 dividend payment into the fourth quarter resulting in a shift of $12.9 million, a $10.7 million decrease in the derivative liability and a $1.6 million decline in income tax liabilities.

These improvements in working capital deficit were partially offset by operational items, which increased the deficit by $39.0 million. These operational items included a $2.4 million increase in deferred revenue from growth in our Online subscriber and Monthly Pass member bases and a $25.2 million increase in other accrued liabilities related primarily to interest and advertising, as well as reductions of $6.6 million in inventory and $4.8 million in accounts receivable.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the fiscal years ended:

	December 29, 2012	December 31, 2011	January 1, 2011
		(in millions)
Net cash provided by operating activities	$349.4	$404.8	$281.7
Net cash used in investing activities	$(109.5)	$(45.2)	$(28.6)
Net cash used in financing activities	$(211.1)	$(352.0)	$(256.8)

Operating Activities

Fiscal 2012

Cash flows provided by operating activities of $349.4 million in fiscal 2012 decreased by $55.4 million from $404.8 million in fiscal 2011. The decrease in cash provided by operating activities was primarily the result of lower net income in fiscal 2012 versus the prior year, a payment of $30.0 million to HMRC, as well as a $7.4 million accrual reversal based on the settlement of the UK self-employment matter. See Part II, Item 1. “Legal Proceedings—UK Self-Employment Matter” for additional details on this matter.

The $349.4 million of cash flows provided by operating activities for fiscal 2012 exceeded the period’s net income attributable to the Company by $92.0 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital as described above (see “—Balance Sheet Working Capital”), non-cash expenses and differences between book and cash taxes.

Fiscal 2011

Cash flows provided by operating activities of $404.8 million in fiscal 2011 increased by $123.1 million from $281.7 million in fiscal 2010. This increase in cash provided by operating activities was primarily the result of the increase in net income of $111.8 million in fiscal 2011 versus the prior year.

The $404.8 million of cash flows provided by operating activities in fiscal 2011 exceeded the period’s net income by $100.5 million. The excess of cash flows provided by operating activities over net income arose primarily from differences between book and cash taxes and other elements of the working capital deficit, as well as from typical non-cash depreciation and amortization expenses.

Investing Activities

Net cash used for investing activities totaled $109.5 million in fiscal 2012, an increase of $64.3 million as compared to fiscal 2011. This increase was primarily attributable to additional capital expenditures in connection with our retail initiative and capitalized software expenditures to support global systems initiatives, as well as the $30.4 million paid in connection with our acquisitions of substantially all of the assets of our following franchisees: Slengora Limited, Weight Watchers of the Adirondacks, Inc. and Weight Watchers of the Mid-South, Inc. For fiscal 2011 as compared to fiscal 2010, the increase of $16.6 million in cash used for investing activities was primarily attributable to increases in capital expenditures and capitalized software expenditures, primarily expenditures on information systems, website development and to a lesser extent, leasehold improvements and furniture and equipment for meeting locations.

Financing Activities

Fiscal 2012

Net cash used for financing activities totaled $211.1 million in fiscal 2012 and included proceeds from new term loans under the WWI Credit Facility of $1.45 billion and additional revolver borrowings of $30.0 million which were used to finance stock repurchases of $1.5 billion and deferred financing costs of $26.2 million in connection with the Tender Offer and related Artal Holdings share repurchase. See “—Stock Transactions” for a description of the Tender Offer and the related Artal Holdings share repurchase. In addition, we paid $52.0 million of dividends to our shareholders and received $12.7 million in proceeds from stock options exercised in fiscal 2012.

Fiscal 2011

Net cash used for financing activities totaled $352.0 million in fiscal 2011 and consisted primarily of payments on the revolving credit facility of $174.0 million and long-term debt repayments of $139.3 million, as well as stock repurchases of $34.9 million and dividend payments to our shareholders of $51.6 million. Offsetting these payments were proceeds from stock options exercised of $42.0 million in fiscal 2011.

Fiscal 2010

Net cash used for financing activities totaled $256.8 million in fiscal 2010 and consisted primarily of stock repurchases of $106.6 million and dividend payments of $53.4 million, net debt payments of $87.9 million and deferred financing costs of $11.5 million.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations (and interest rates, exclusive of the impact of swaps) at December 29, 2012:

Long-Term Debt

At December 29, 2012

(Balances in millions)

	Balance	Alternative Base Rate or LIBOR	Applicable Margin	Interest Rate
Revolver A-1 due June 30, 2014	$6.4	0.250%	2.500%	2.750%
Revolver A-2 due March 15, 2017	23.6	0.250%	2.250%	2.500%
Term A-1 Loan due January 26, 2013	38.2	0.375%	1.250%	1.625%
Term B Loan due January 26, 2014	129.5	0.375%	1.500%	1.875%
Term C Loan due June 30, 2015	113.8	0.375%	2.250%	2.625%
Term D Loan due June 30, 2016	118.2	0.375%	2.250%	2.625%
Term E Loan due March 15, 2017	1,154.7	0.272%	2.250%	2.522%
Term F Loan due March 15, 2019	822.0	1.000%	3.000%	4.000%

Total Debt	2,406.4
Less Current Portion	114.7

Total Long-Term Debt	$2,291.7

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

Following the amendment of the WWI Credit Facility on March 15, 2012, (i) $33.1 million in aggregate principal amount of the Term A-1 Loan and $301.8 million in aggregate principal amount of the Term C Loan were converted into, and $849.4 million in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche E loan, or Term E Loan, (ii) $107.0 million in aggregate principal amount of the Term B Loan and $119.1 million in aggregate principal amount of the Term D Loan were converted into, and $600.0 million in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche F loan, or Term F Loan, and (iii) $262.0 million in aggregate principal amount of commitments under the Revolver A-1 were converted into a new revolving credit facility, or Revolver A-2. The loans outstanding under each term loan facility existing prior to the amendment of the WWI Credit Facility and the loans and commitments outstanding under the Revolver A-1, in each case that were not converted into the Term E Loan, the Term F Loan or the Revolver A-2, as applicable, continued to remain outstanding under the WWI Credit Facility as the Term A-1 Loan, the Term B Loan, the Term C Loan, the Term D Loan or the Revolver A-1, as applicable. In connection with this amendment, we incurred fees of approximately $26.2 million in the first quarter of fiscal 2012. On March 27, 2012, we borrowed an aggregate of $726.0 million under the Term E Loan and the Term F Loan to finance the purchase of shares in the Tender Offer and to pay a portion of the related fees and expenses. On April 9, 2012, we borrowed an aggregate of approximately $723.4 million under the Term E Loan to finance the purchase of shares from Artal Holdings. At December 29, 2012, we had $2,406.4 million outstanding under the WWI Credit Facility, a combination of term loans and amounts outstanding under the Revolver A-1 and the Revolver A-2. In addition, at December 29, 2012, the Revolver A-1 had $0.2 million in issued but undrawn letters of credit outstanding thereunder and $64.1 million in available unused commitments thereunder and the Revolver A-2 had $0.9 million in issued but undrawn letters of credit outstanding thereunder and $237.4 million in available unused commitments thereunder.

At the end of fiscal 2012, fiscal 2011 and fiscal 2010, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 3.0%, 2.4% and 2.2% per annum at the end of fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

The WWI Credit Facility provides that term loans and the loans outstanding under the Revolver A-1 and the Revolver A-2 bear interest at a rate per annum equal to either, at our option, the LIBO Rate (Reserve Adjusted) (as defined in the WWI Credit Facility agreement) plus an applicable margin or the Alternate Base Rate (as defined in the WWI Credit Facility agreement) plus an applicable margin, which applicable margins will vary depending on our Net Debt to EBITDA Ratio (as defined in the WWI Credit Facility agreement) from time to time in effect. At December 29, 2012, the Term A-1 Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 1.25% per annum; the Term B Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 1.50% per annum; the Term C Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term D Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term E Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term F Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 3.00% per annum; the Revolver A-1 bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.50% per annum; and the Revolver A-2 bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum. For purposes of calculating the interest rate on the Term F Loan, the LIBO Rate (Reserve Adjusted) will always be at least

1.00% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, we are required to pay an undrawn commitment fee to the lenders under each of the Revolver A-1 and the Revolver A-2 with respect to the unused commitments under each such facility at a rate that is dependent on our Net Debt to EBITDA Ratio from time to time in effect. As of December 29, 2012, the applicable commitment fee rate for the Revolver A-1 was 0.50% per annum and for the Revolver A-2 was 0.40% per annum.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. At December 29, 2012, we were in compliance with all of the required financial ratios and also met all of the financial condition tests, and expect to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets secure the WWI Credit Facility.

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

On April 8, 2010, we amended the WWI Credit Facility pursuant to a loan modification offer to all lenders of any tranche of term loans and revolving commitments to, among other things, extend the maturity date of such loans and / or commitments. In connection with this amendment, certain lenders converted a total of $454.5 million of their outstanding term loans under a tranche A loan ($151.8 million), or Term A Loan, and Additional Term A-1 Loan ($302.7 million) into term loans under the Term C Loan, and a total of $241.9 million of their outstanding term loans under the Term B Loan into term loans under the Term D Loan. In addition, certain lenders converted a total of $332.6 million of their outstanding revolver commitments into commitments which are now under our Revolver A-1 ($70.6 million) and Revolver A-2 ($262.0 million), including a proportionate amount of their outstanding revolver loans into what is now our Revolver A-1 ($51.9 million) and Revolver A-2 ($103.1 million) loans. Following these conversions of a total of $1,029.0 million of loans and commitments, at April 8, 2010, we had the same amount of debt outstanding under the WWI Credit Facility and amount of availability under our then current revolving credit facility as we had immediately prior to such conversions. In connection, with this loan modification offer, we incurred fees of approximately $11.5 million during the second quarter of fiscal 2010.

Dividends

We historically have issued a quarterly cash dividend of $0.175 per share of our common stock every quarter for the past several fiscal years. In the fourth quarter of fiscal 2012, our Board of Directors declared such a quarterly cash dividend and accelerated its payment to December 2012 instead of having it paid in January 2013 as it has typically done for fourth quarter dividend declarations. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors it may deem relevant. Our Board of Directors may decide at any time to increase or decrease the amount of dividends or discontinue the payment of dividends based on these factors. The WWI Credit Facility also contains restrictions on our ability to pay dividends on our common stock.

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

Contractual Obligations

We are obligated under non-cancelable operating leases primarily for office and rent facilities. Consolidated rent expense charged to operations under all our leases for fiscal 2012 was approximately $40.5 million.

The following table summarizes our future contractual obligations as of the end of fiscal 2012:

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
		(in millions)
Long-Term Debt(1)
Principal	$2,406.4	$114.7	$514.8	$996.2	$780.7
Interest	339.3	67.0	144.2	82.4	45.7
Operating leases	274.5	40.0	67.8	45.7	121.0
Other long-term obligations(2)	3.5	(1.5)	(1.8)	(1.3)	8.1

Total	$3,023.7	$220.2	$725.0	$1,123.0	$955.5

(1)	Due to the fact that all of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2012 remains constant for all periods presented.
(2)	“Other long-term obligations” primarily consist of deferred rent costs. The provision for income tax contingencies included in other long-term liabilities on the consolidated balance sheet is not included in the table above due to the fact that the Company is unable to estimate the timing of payment for this liability.

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

Franchise Acquisitions

We did not acquire any franchises in fiscal 2011 and fiscal 2010. In fiscal 2012, we made the following franchise acquisitions:

In September 2012, we acquired substantially all of the assets of our Southeastern Ontario and Ottawa, Canada franchisee, Slengora Limited, for a net purchase price of $16.8 million.

In November 2012, we acquired substantially all of the assets of our Adirondacks franchisee, Weight Watchers of the Adirondacks, Inc., for a purchase price of $3.4 million.

In December 2012, we acquired substantially all of the assets of our Memphis, Tennessee franchisee, Weight Watchers of the Mid-South, Inc., for a purchase price of $10.0 million.

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

Stock Transactions

On October 9, 2003, our Board of Directors authorized and we announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized and we announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the twelve months ended December 29, 2012, the Company repurchased no shares of its common stock in the open market under this program. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement, as discussed further below, was not made pursuant to the repurchase program. During the twelve months ended December 31, 2011, the Company repurchased in its first quarter 0.8 million shares of its common stock in the open market under this program for a total cost of $31.6 million, and in its second, third and fourth quarters no shares of its common stock under this program.

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

Seasonality

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our operating income for the first half of the year is generally the strongest. Our advertising schedule generally supports the three key recruitment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. The introduction of Monthly Pass in the meetings business has resulted in less seasonality with regard to our meeting fee revenues because its revenues are amortized over the related subscription period. While WeightWatchers.com experiences seasonality similar to the meetings business in terms of new subscriber sign-ups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or the FASB, issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance allows companies to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is applicable for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted the provisions of this guidance in the third quarter of fiscal 2012. The adoption of this guidance did not have any affect on the consolidated financial position, results of operations or cash flows of the Company.

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

We are exposed to market risks relating to interest rate changes and foreign currency fluctuations. As of the end of fiscal 2012, other than as described below, there have been no material changes to the Company’s exposure to market risk since the end of fiscal 2011.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt. As of the end of fiscal 2012, we had entered into interest rate swaps with notional amounts totaling $583.3 million to hedge a portion of our variable rate debt. As of such date, $1,823.1 million of our variable rate debt remained unhedged. Our interest rate swap that went effective on January 4, 2010 and terminates on January 27, 2014 had an initial notional amount of $425.0 million, which amount will fluctuate during the remainder of its term to a maximum of $583.3 million. Changes in the fair value of these derivatives will be recorded each period in earnings for non-qualifying derivatives or accumulated other comprehensive income (loss) for qualifying derivatives. Based on the amount of our variable rate debt and interest rate swap agreements as of the end of fiscal 2012, a hypothetical 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $9.1 million. This change in market risk exposure from the end of fiscal 2011 was driven by the additional borrowings in connection with the repurchases of shares of common stock under the Tender Offer and from Artal Holdings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Transactions” for additional information on these share repurchases.

Foreign Currency Risk

Other than inter-company transactions between our domestic and foreign entities, we generally do not have significant transactions that are denominated in a currency other than the functional currency applicable to each entity. As a result, substantially all of our revenues and expenses in each jurisdiction in which we operate are in the same functional currency. In general, we are a net receiver of currencies other than the US dollar. Accordingly, changes in exchange rates may negatively affect our revenues and gross margins as expressed in US dollars. In the future, we may enter into forward and swap contracts to hedge transactions denominated in foreign currencies to reduce the currency risk associated with fluctuating exchange rates. Realized and unrealized gains and losses from any of these transactions may be included in net income for the period.

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

This information is incorporated by reference to our consolidated financial statements on pages F-1 through F-31 and our financial statement schedule on page S-1, including the report thereon of PricewaterhouseCoopers LLP on page F-2.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2012, the end of fiscal 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, concluded that, as of December 29, 2012, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 to our consolidated financial statements.

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

Information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) the information regarding our executive officers called for by Item 401(b) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K; and (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 29, 2012:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3) (c)
Equity compensation plans approved by security holders	2,485,664	$38.51	2,098,055
Equity compensation plans not approved by security holders	—	—	—

Total	2,485,664	$38.51	2,098,055

(1)	Consists of 2,239,372 shares of our common stock issuable upon the exercise of outstanding options and 246,292 shares of our common stock issuable upon the vesting of restricted stock units awarded under our 2008 Stock Incentive Plan, or 2008 Plan, our 2004 Stock Incentive Plan, or 2004 Plan, and our 1999 Stock Purchase and Option Plan, or 1999 Plan.
(2)	Includes weighted-average exercise price of stock options outstanding of $42.75 and restricted stock units of $0.
(3)	Consists of shares of our common stock issuable under our 2008 Plan and 2004 Plan pursuant to various awards the Compensation and Benefits Committee may make, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, restricted stock and other equity-based awards. Our 1999 Plan terminated on December 16, 2009 pursuant to its terms and in connection with such termination no additional securities can be issued under the plan. Pursuant to the terms of our 2008 Plan, the number of shares of our common stock available for issuance under the 2008 Plan was increased by 550,272 shares, the remaining number of shares of our common stock with respect to which awards could be granted under the 1999 Plan upon its termination.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Weight Watchers International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of Weight Watchers International, Inc. and its subsidiaries (the “Company”) at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 27, 2013

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	December 29, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,215	$53,199
Receivables (net of allowances: December 29, 2012—$3,447 and December 31, 2011—$5,315)	37,363	41,445
Inventories, net	46,846	53,437
Prepaid income taxes	6,087	3,071
Deferred income taxes	21,757	24,612
Prepaid expenses and other current assets	35,699	38,762

TOTAL CURRENT ASSETS	217,967	214,526
Property and equipment, net	71,768	41,072
Franchise rights acquired	787,007	764,026
Goodwill	59,414	50,012
Trademarks and other intangible assets, net	52,480	37,461
Deferred financing costs, net	26,571	8,720
Other noncurrent assets	3,400	5,811

TOTAL ASSETS	$1,218,607	$1,121,628

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$114,695	$124,933
Accounts payable	49,349	60,810
Salaries and wages payable	56,490	62,705
UK self-employment liability	7,272	43,671
Derivative payable	13,871	24,613
Accrued marketing and advertising	27,437	15,499
Other accrued liabilities	92,580	78,218
Deferred revenue	86,161	83,758

TOTAL CURRENT LIABILITIES	447,855	494,207
Long-term debt	2,291,669	926,868
Deferred income taxes	129,431	100,723
Other	15,111	9,596

TOTAL LIABILITIES	2,884,066	1,531,394
Commitments and contingencies (Note 13)
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	0	0
Treasury stock, at cost, 56,234 shares at December 29, 2012 and 38,390 shares at December 31, 2011	(3,281,831)	(1,793,983)
Retained earnings	1,603,513	1,378,616
Accumulated other comprehensive income	12,859	5,601

TOTAL DEFICIT	(1,665,459)	(409,766)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,218,607	$1,121,628

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 29, 2012	December 31, 2011	January 1, 2011
	(52 weeks)	(52 weeks)	(52 weeks)
Meeting fees, net	$934,933	$990,296	$819,646
Product sales and other, net	387,541	429,365	393,635
Internet revenues	504,338	399,495	238,756

Revenues, net	1,826,812	1,819,156	1,452,037

Cost of meetings, products and other	680,384	716,311	621,679
Cost of Internet revenues	63,642	55,705	39,728

Cost of revenues	744,026	772,016	661,407

Gross profit	1,082,786	1,047,140	790,630
Marketing expenses	343,513	292,350	217,120
Selling, general and administrative expenses	228,468	208,462	183,165

Operating income	510,805	546,328	390,345
Interest expense	90,537	59,850	76,204
Other expense, net	1,979	3,386	963
Early extinguishment of debt	1,328	0	0

Income before income taxes	416,961	483,092	313,178
Provision for income taxes	159,535	178,748	120,656

Net income	257,426	304,344	192,522
Net loss attributable to the noncontrolling interest	0	523	1,713

Net income attributable to Weight Watchers International, Inc.	$257,426	$304,867	$194,235

Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$4.27	$4.16	$2.57

Diluted	$4.23	$4.11	$2.56

Weighted average common shares outstanding
Basic	60,294	73,344	75,661

Diluted	60,923	74,131	75,880

Dividends declared per common share	$0.70	$0.70	$0.70

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	December 29, 2012	December 31, 2011	January 1, 2011
Net income	$257,426	$304,344	$192,522
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of: December 29, 2012 $(225), December 31, 2011 $433 and January 1, 2011 $(2,269)	538	(678)	3,549
Current period changes in fair value of derivatives, net of taxes of: December 29, 2012 $(4,296), December 31, 2011 $(6,902) and January 1, 2011 $245	6,720	10,796	(383)

Total other comprehensive income	7,258	10,118	3,166

Comprehensive income	264,684	314,462	195,688
Comprehensive loss attributable to the noncontrolling interest	0	523	1,713

Comprehensive income attributable to Weight Watchers International, Inc.	$264,684	$314,985	$197,401

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

	Weight Watchers International, Inc.
	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance at January 2, 2010	111,988	$0	34,947	$(1,684,343)	$(7,683)	$955,514	$3,242	$(733,270)
Investment by noncontrolling interest							2,513	2,513
Comprehensive Income:
Net income / (loss)						194,235	(1,713)	192,522
Translation adjustment, net of taxes of $(2,269)					3,549			3,549
Changes in fair value of derivatives accounted for as hedges, net of taxes of $245					(383)			(383)
Issuance of treasury stock under stock plans			(68)	267		(731)		(464)
Tax shortfall of restricted stock units vested and stock options exercised						(1,067)		(1,067)
Cash dividends declared						(52,746)		(52,746)
Purchase of treasury stock			3,739	(109,990)				(109,990)
Compensation expense on share-based awards						8,612		8,612

Balance at January 1, 2011	111,988	$0	38,618	$(1,794,066)	$(4,517)	$1,103,817	$4,042	$(690,724)

Purchase of noncontrolling interest						(953)	(3,519)	(4,472)
Comprehensive Income:
Net income / (loss)						304,867	(523)	304,344
Translation adjustment, net of taxes of $433					(678)			(678)
Changes in fair value of derivatives accounted for as hedges, net of taxes of $(6,902)					10,796			10,796
Issuance of treasury stock under stock plans			(1,042)	31,633		8,337		39,970
Tax benefit of restricted stock units vested and stock options exercised						5,093		5,093
Cash dividends declared						(51,612)		(51,612)
Purchase of treasury stock			814	(31,550)				(31,550)
Compensation expense on share-based awards						9,067		9,067

Balance at December 31, 2011	111,988	$0	38,390	$(1,793,983)	$5,601	$1,378,616	$0	$(409,766)

Comprehensive Income:
Net income						257,426	0	257,426
Translation adjustment, net of taxes of $(225)					538			538
Changes in fair value of derivatives accounted for as hedges, net of taxes of $(4,296)					6,720			6,720
Issuance of treasury stock under stock plans			(435)	16,341		(5,678)		10,663
Tax benefit of restricted stock units vested and stock options exercised						3,408		3,408
Cash dividends declared						(39,104)		(39,104)
Purchase of treasury stock			18,279	(1,498,902)				(1,498,902)
Tender Offer fees				(5,287)				(5,287)
Compensation expense on share-based awards						8,845		8,845

Balance at December 29, 2012	111,988	$0	56,234	$(3,281,831)	$12,859	$1,603,513	$0	$(1,665,459)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 29, 2012	December 31, 2011	January 1, 2011
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities:
Net income	$257,426	$304,344	$192,522
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36,640	30,995	29,012
Amortization of deferred financing costs	7,070	4,825	4,659
Share-based compensation expense	8,845	9,067	8,612
Deferred tax provision	26,765	25,291	22,280
Allowance for doubtful accounts	(1,067)	1,441	2,840
Reserve for inventory obsolescence, other	10,491	13,203	7,917
Foreign currency exchange rate (gain)/loss	(722)	(80)	439
Loss on disposal of assets	590	500	0
Loss on investment	2,697	3,585	0
Early extinguishment of debt	1,328	0	0
Other items, net	0	105	(595)
Changes in cash due to:
Receivables	5,870	(563)	(6,764)
Inventories	(1,341)	(24,456)	(15,490)
Prepaid expenses	(639)	2,531	14,027
Accounts payable	(11,794)	17,495	11,855
UK VAT liability	0	0	(32,486)
UK self-employment liability	(37,441)	2,931	4,081
Accrued liabilities	45,248	6,587	29,822
Deferred revenue	1,539	10,555	5,356
Income taxes	(2,114)	(3,548)	3,597

Cash provided by operating activities	349,391	404,808	281,684

Investing activities:
Capital expenditures	(48,807)	(21,750)	(9,137)
Capitalized software expenditures	(29,926)	(23,086)	(13,057)
Cash paid for acquisitions	(30,400)	0	0
Other items, net	(323)	(374)	(6,452)

Cash used for investing activities	(109,456)	(45,210)	(28,646)

Financing activities:
Proceeds from new term loans	1,449,397	0	0
Net borrowings/(payments) on revolver	30,000	(174,000)	46,000
Payments on long-term debt	(124,833)	(139,285)	(133,915)
Payment of dividends	(51,961)	(51,624)	(53,409)
Payments to acquire treasury stock	(1,504,189)	(34,924)	(106,617)
Deferred financing costs	(26,248)	0	(11,483)
Proceeds from stock options exercised	12,688	42,040	39
Tax benefit of restricted stock units vested and stock options exercised	4,026	5,831	60
Investment and advances from noncontrolling interest	0	0	2,513

Cash used for financing activities	(211,120)	(351,962)	(256,812)

Effect of exchange rate changes on cash and cash equivalents and other	(11,799)	2,218	(1,629)

Net increase/(decrease) in cash and cash equivalents	17,016	9,854	(5,403)
Cash and cash equivalents, beginning of fiscal year	53,199	43,345	48,748

Cash and cash equivalents, end of fiscal year	$70,215	$53,199	$43,345

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

As further discussed in Note 3, effective with its formation in February 2008, the Company consolidated the financial statements of Weight Watchers China Limited.

2.	Summary of Significant Accounting Policies

Fiscal Year:

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal years 2012, 2011 and 2010 each contained 52 weeks. WW.com’s fiscal year ends on December 31st of each year. This difference in fiscal years does not have a material effect on the consolidated financial statements.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Cash Equivalents:

Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less. Cash balances may, at times, exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions. Cash includes balances due from third-party credit card companies. Prior to 2012 the Company had included certain amounts due from third-party credit card companies within accounts receivable and other amounts within cash. The consolidated financial statements for the year ended 2011 and 2010 have been corrected to consistently include all such amounts within cash. These adjustments were not considered to be material individually or in the aggregate to previously issued financial statements. However, because of the significance of these adjustments, the Company revised its fiscal 2011 and fiscal 2010 balance sheets and cash flow statements. The revision had no impact on the consolidated statements of income, consolidated statements of comprehensive income or consolidated statements of changes in stockholders’ equity for any of those periods. The effect of the revision on the previously reported amounts are as follows:

	December 31, 2011			January 1, 2011
Cash and cash equivalents	$5,730	12%		$2,811	7%
Receivables	$(5,730)	(12%	)	$(2,811)	(6%)
Cash provided by operating activities	$2,919	1%		$200	0%

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

Franchise Rights Acquired, Goodwill and Intangible Assets:

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years. The Company reviews goodwill and other indefinite-lived intangible assets, including franchise rights acquired, for potential impairment on at least an annual basis or more often if events so require. The Company performed fair value impairment testing as of the end of fiscal 2012 and fiscal 2011 on its goodwill and other indefinite-lived intangible assets and determined that the carrying amounts of these assets did not

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

exceed their respective fair values, and therefore, no impairment existed. When determining fair value, the Company utilizes various assumptions, including projections of future cash flows, growth rates and discount rates. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts. In the event such a decrease occurred, the Company would be required to record a corresponding charge, which would impact earnings. The Company would also be required to reduce the carrying amounts of the related assets on its balance sheet. The Company continues to evaluate these estimates and assumptions and believes that these assumptions are appropriate.

In performing the impairment analysis for franchise rights acquired, the fair value for the Company’s franchise rights acquired that is allocated to either of the WWI reporting segment or the WW.com reporting segment is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the franchise rights acquired and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the unit of accounting for those franchise rights. The Company has concluded that the appropriate unit of accounting for franchise rights acquired allocated to either of the WWI reporting segment or the WW.com reporting segment is the country corresponding to the acquired franchise territory. The carrying values of these franchise rights acquired for both of these reporting segments in the United States, Canada, United Kingdom, Australia/New Zealand and other countries at December 29, 2012 were $667,322, $82,262, $16,843, $15,124 and $5,456, respectively, totaling $787,007.

The Company estimates future cash flows for each unit of accounting by utilizing the historical cash flows attributable to the rights in that country and then applying a growth rate using a blend of the historical operating income growth rates for such country and expected future operating income growth rates for such country. The Company utilizes operating income as the basis for measuring its potential growth because it believes it is the best indicator of the performance of its business. For fiscal 2012, the blended growth rates used in the Company’s discounted cash flow analysis ranged from a decline of approximately 3% to growth of approximately 50%. For fiscal 2011, the blended growth rates used in the Company’s discounted cash flow analysis ranged from a growth of approximately 3% to approximately 20%. The Company then discounts the estimated future cash flows utilizing a discount rate. The discount rate is calculated using the average cost of capital, which includes the cost of equity and the cost of debt. The cost of equity is determined by combining a risk-free rate of return and a market risk premium. The risk-free rate of return is generally determined based on the average rate of long-term U.S. Treasury securities. The market risk premium is generally determined by reviewing external market data. When appropriate, the Company further adjusts the resulting combined rate to account for certain entity-specific factors such as maturity of the market in order to determine the utilized discount rate. The cost of debt is the Company’s average borrowing rate for the period. The discount rates used in the Company’s fiscal 2012 year-end impairment test and fiscal 2011 year-end impairment test averaged approximately 9.2% and 11.3%, respectively.

At the end of fiscal 2012, the Company estimated that approximately 89% of the carrying value of its franchise rights acquired had a fair value of at least three times their respective carrying amounts. In the United States, the region which held approximately 84% of the franchise rights acquired, the aggregate fair value of the Company’s franchise rights acquired was more than four times the aggregate carrying value. Given that there is a significant difference between the fair value and carrying value of the Company’s franchise rights acquired, the Company believes there are currently no reasonably likely changes in assumptions that would cause an impairment charge.

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

Revenue Recognition:

WWI earns revenue by conducting meetings, selling products in its meetings and to its franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements and selling advertising space in and copies of its magazines. Monthly Pass, prepaid meeting fees and magazine subscription revenue is recorded to deferred revenue and amortized into revenue over the period earned. Revenue from “pay-as-you-go” meeting fees, product sales, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customers, and commissions and royalties are earned, respectively. Advertising revenue is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. WWI charges non-refundable registration fees in exchange for an introductory information session and materials it provides to new members in its meetings business. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized.

WW.com primarily generates revenue from monthly subscriptions for its Internet subscription products as well as Online advertising. Subscription fee revenues are recognized over the period that products are provided. One-time sign-up fees are deferred and recognized over the expected customer relationship period. Subscription fee revenues that are paid in advance are deferred and recognized on a straight-line basis over the subscription period. Online advertising revenue is recognized when the advertisement is viewed by the user of the website.

The Company grants refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid.

Advertising Costs:

Advertising costs consist primarily of television, online media, spokesperson’s fees and national and local direct mail. All costs related to advertising are expensed in the period incurred, except for media production related costs, which are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 were $334,422, $283,674 and $208,604, respectively.

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

Deferred Financing Costs:

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. During the fiscal year ended December 29, 2012, the Company incurred deferred financing costs of $26,248 associated with the Tender Offer (as defined in Note 7). During the fiscal year ended January 1, 2011, the Company incurred deferred financing costs of $11,483 associated with the refinancing of the WWI Credit Facility (as defined in Note 6). Such costs are being amortized using the straight-line method over the term of the related debt. Amortization expense for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 was $7,070, $4,825 and $4,659, respectively.

Comprehensive Income:

Comprehensive income represents the change in shareholders’ deficit resulting from transactions other than shareholder investments and distributions. The Company’s comprehensive income includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations. At December 29, 2012 and December 31, 2011, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was $(6,602) and $(13,322), respectively. At December 29, 2012 and December 31, 2011, the cumulative balance of the effects of foreign currency translations, net of taxes, was $19,461 and $18,923, respectively.

Reclassification:

Certain prior year amounts have been reclassified to conform to the current year presentation.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.	Acquisitions of Franchisees and Minority Equity Interest in China Joint Venture

Acquisitions of Franchisees

The acquisitions of franchisees have been accounted for under the purchase method of accounting and, accordingly, earnings of acquired franchisees have been included in the consolidated operating results of the Company since the applicable date of acquisition. During the third and fourth quarters of fiscal 2012, the Company acquired certain assets of its franchisees as outlined below. There were no key franchise acquisitions in fiscal 2011 and fiscal 2010.

On September 10, 2012, the Company acquired substantially all of the assets of its Southeastern Ontario and Ottawa, Canada franchisee, Slengora Limited, for a net purchase price of $16,755 plus assumed liabilities of $245. The total purchase price has been allocated to franchise rights acquired ($9,871), goodwill ($6,779), customer relationship value ($180), fixed assets ($81), inventory ($66) and prepaid expenses ($23).

On November 2, 2012, the Company acquired substantially all of the assets of its Adirondacks franchisee, Weight Watchers of the Adirondacks, Inc., for a purchase price of $3,400. The total purchase price has been preliminarily allocated to franchise rights acquired ($2,216), goodwill ($1,156), customer relationship value ($37), inventory ($29) and prepaid expenses ($10) offset by deferred revenue of $48.

On December 20, 2012, the Company acquired substantially all of the assets of its Memphis, Tennessee franchisee, Weight Watchers of the Mid-South, Inc., for a purchase price of $10,000. The total purchase price has been preliminarily allocated to franchise rights acquired ($8,396), goodwill ($1,461), customer relationship value ($209), inventory ($35), receivables ($9) and fixed assets ($4) offset by deferred revenue of $114.

The weighted-average amortization period of the customer relationships acquired in the above acquisitions was approximately 12 weeks. Due to the short-term nature of this asset, its estimated fair value has been recorded as a component of prepaid expenses and other current assets. The goodwill recorded in connection with these acquisitions represents the intangible assets that did not qualify for separate recognition in the financial statements. The Company expects that $7,701 of the total $9,396 of goodwill recorded in connection with the above acquisitions will be deductible for tax purposes. The effect of these franchise acquisitions was not material to the Company’s consolidated financial position, results of operations, or operating cash flows in the periods presented.

Acquisition of Minority Equity Interest in China Joint Venture

On February 5, 2008, Weight Watchers Asia Holdings Ltd. (“Weight Watchers Asia”), a direct, wholly-owned subsidiary of the Company, and Danone Dairy Asia (“Danone Asia”), an indirect, wholly-owned subsidiary of Groupe DANONE S.A., entered into a joint venture agreement to establish a weight management business in the People’s Republic of China. Pursuant to the terms of the joint venture agreement, Weight Watchers Asia and Danone Asia owned 51% and 49%, respectively, of the joint venture entity, Weight Watchers China Limited (together with all of its businesses, the “China Joint Venture”). Because the Company had a direct controlling financial interest in the China Joint Venture, it consolidated the entity from the first quarter of fiscal 2008.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

The Company performed its annual impairment review of goodwill and other indefinite-lived intangible assets as of December 29, 2012 and December 31, 2011 and determined that no impairment existed. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. The franchise rights acquired allocated to the WW.com reporting segment relate to the acquisition of franchise promotion agreements associated with the acquired franchise territories. For the year ended December 29, 2012, the change in the carrying value of franchise rights acquired is due to fiscal 2012 franchise acquisitions and the effect of exchange rate changes as follows:

	WWI Segment	WW.com Segment	Total
Balance as of January 1, 2012	$764,026	$0	$764,026
Franchise rights acquired during the year	11,302	9,181	20,483
Effect of exchange rate changes	2,498	0	2,498

Balance as of December 29, 2012	$777,826	$9,181	$787,007

Goodwill is due mainly to the acquisition of the Company by H.J. Heinz Company (“Heinz”) in 1978 and the acquisition of WW.com in 2005. For the year ended December 29, 2012, the change in the carrying amount of goodwill is due to fiscal 2012 franchise acquisitions and the effect of exchange rate changes, as follows:

	WWI Segment	WW.com Segment	Total
Balance as of January 1, 2012	$23,812	$26,200	$50,012
Goodwill acquired during the year	4,903	4,493	9,396
Effect of exchange rate changes	6	0	6

Balance as of December 29, 2012	$28,721	$30,693	$59,414

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $17,796, $16,545, and $14,894 for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

The carrying amount of finite-lived intangible assets as of December 29, 2012 and December 31, 2011 was as follows:

	December 29, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$86,857	$54,134	$67,223	$44,003
Trademarks	10,342	9,615	10,006	9,276
Website development costs	57,042	38,357	43,987	30,747
Other	7,034	6,689	7,033	6,762

	$161,275	$108,795	$128,249	$90,788

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

2013	$20,735
2014	$17,177
2015	$10,947
2016	$3,190
2017	$357

5.	Property and Equipment

The components of property and equipment were:

	December 29, 2012	December 31, 2011

Equipment	$113,301	$95,928
Leasehold improvements	70,229	44,322

	183,530	140,250
Less: Accumulated depreciation and amortization	(111,762)	(99,178)

	$71,768	$41,072

Depreciation and amortization expense of property and equipment for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 was $18,844, $14,450 and $14,118, respectively.

6.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	December 29, 2012		December 31, 2011
	Balance	Effective Rate	Balance	Effective Rate
Revolver A-1 due June 30, 2014	$6,374	3.12%	$0	0.00%
Revolver A-2 due March 15, 2017	23,626	2.56%	0	0.00%
Term A-1 Loan due January 26, 2013	38,226	1.53%	148,749	1.30%
Term B Loan due January 26, 2014	129,445	1.90%	238,125	1.65%
Term C Loan due June 30, 2015	113,808	2.72%	426,075	2.55%
Term D Loan due June 30, 2016	118,217	2.77%	238,852	2.56%
Term E Loan due March 15, 2017	1,154,651	2.53%	0	0.00%
Term F Loan due March 15, 2019	822,017	3.92%	0	0.00%

Total Debt	2,406,364	2.91%	1,051,801	2.15%
Less Current Portion	114,695		124,933

Total Long-Term Debt	$2,291,669		$926,868

The Company’s credit facilities consist of certain term loan facilities and revolving credit facilities (collectively, the “WWI Credit Facility”). During the first quarter of fiscal 2012, the composition of the WWI

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Credit Facility changed as a result of the Company amending and restating the WWI Credit Facility to, among other things, extend the maturity of certain of the Company’s term loan facilities and the revolving credit facility and to obtain new commitments for the borrowing of an additional $1,449,397 of term loans to finance the purchases of shares of the Company’s common stock in the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement (each as defined below in Note 7).

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

Following the amendment of the WWI Credit Facility on March 15, 2012, (i) $33,083 in aggregate principal amount of the Term A-1 Loan and $301,777 in aggregate principal amount of the Term C Loan were converted into, and $849,397 in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche E loan (“Term E Loan”), (ii) $107,025 in aggregate principal amount of the Term B Loan and $119,123 in aggregate principal amount of the Term D Loan were converted into, and $600,000 in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche F loan (“Term F Loan”), and (iii) $261,971 in aggregate principal amount of commitments under the Revolver A-1 were converted into a new revolving credit facility (“Revolver A-2”). The loans outstanding under each term loan facility existing prior to the amendment of the WWI Credit Facility and the loans and commitments outstanding under the Revolver A-1, in each case that were not converted into the Term E Loan, the Term F Loan or the Revolver A-2, as applicable, continued to remain outstanding under the WWI Credit Facility as the Term A-1 Loan, the Term B Loan, the Term C Loan, the Term D Loan or the Revolver A-1, as applicable. In connection with this amendment, the Company incurred fees of $26,248 during the first quarter of fiscal 2012. On March 27, 2012, the Company borrowed an aggregate of $726,000 under the Term E Loan and the Term F Loan to finance the purchase of shares in the Tender Offer and to pay a portion of the related fees and expenses. On April 9, 2012, the Company borrowed an aggregate of approximately $723,397 under the Term E Loan to finance the purchase of shares from Artal Holdings. At December 29, 2012, the Company had $2,406,364 outstanding under the WWI Credit Facility, a combination of term loans and amounts outstanding under the Revolver A-1 and the Revolver A-2. In addition, at December 29, 2012, the Revolver A-1 had $244 in issued but undrawn letters of credit outstanding thereunder and $64,058 in available unused commitments thereunder and the Revolver A-2 had $908 in issued but undrawn letters of credit outstanding thereunder and $237,437 in available unused commitments thereunder.

At December 29, 2012 and December 31, 2011, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable- rate borrowings. The average interest rate on the Company’s debt, exclusive of the impact of swaps, was approximately 2.99% and 2.40% per annum at December 29, 2012 and December 31, 2011, respectively.

The WWI Credit Facility provides that term loans and the loans outstanding under the Revolver A-1 and the Revolver A-2 bear interest at a rate per annum equal to either, at the Company’s option, the LIBO Rate (Reserve Adjusted) (as defined in the WWI Credit Facility agreement) plus an applicable margin or the Alternate Base Rate (as defined in the WWI Credit Facility agreement) plus an applicable margin, which applicable margins will vary depending on the Company’s Net Debt to EBITDA Ratio (as defined in the WWI Credit Facility agreement)

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

from time to time in effect. At December 29, 2012, the Term A-1 Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 1.25% per annum; the Term B Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 1.50% per annum; the Term C Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term D Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term E Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum; the Term F Loan bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 3.00% per annum; the Revolver A-1 bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.50% per annum; and the Revolver A-2 bore interest at a rate equal to LIBO Rate (Reserve Adjusted) plus 2.25% per annum. For purposes of calculating the interest rate on the Term F Loan, the LIBO Rate (Reserve Adjusted) will always be at least 1.00% per annum. In addition to paying interest on outstanding principal under the WWI Credit Facility, the Company is required to pay an undrawn commitment fee to the lenders under each of the Revolver A-1 and the Revolver A-2 with respect to the unused commitments under each such facility at a rate that is dependent on the Company’s Net Debt to EBITDA Ratio from time to time in effect. As of December 29, 2012, the applicable commitment fee rate for the Revolver A-1 was 0.50% per annum and for the Revolver A-2 was 0.40% per annum.

The WWI Credit Facility contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. At December 29, 2012, the Company was in compliance with all of the required financial ratios and also met all of the financial condition tests, and expects to continue to do so for the foreseeable future. The WWI Credit Facility contains customary events of default. Upon the occurrence of an event of default under the WWI Credit Facility, the lenders thereunder may cease making loans and declare amounts outstanding to be immediately due and payable. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all of the Company’s assets secure the WWI Credit Facility.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Maturities

At December 29, 2012, the aggregate amounts of the Company’s existing long-term debt maturing in each of the next five years and thereafter are as follows:

2013	$114,695
2014	287,527
2015	227,278
2016	209,302
2017	786,852
Thereafter	780,710

$2,406,364

7.	Treasury Stock

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

The Tender Offer expired at midnight, New York time, on March 22, 2012, and on March 28, 2012 the Company repurchased 8,780 shares at a purchase price of $82.00 per share. On April 9, 2012, the Company repurchased 9,499 of Artal Holdings’ shares at a purchase price of $82.00 per share pursuant to the Purchase Agreement. In March 2012, the Company amended and extended the WWI Credit Facility to finance these repurchases. See Note 6.

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

During the fiscal year ended December 29, 2012, the Company purchased no shares of its common stock in the open market under the repurchase program. During the fiscal years ended December 31, 2011 and January 1, 2011, the Company purchased 814 and 3,739 shares of its common stock, respectively, in the open market under the repurchase program for a total cost of $31,550 and $109,990, respectively. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement was not made pursuant to the Company’s existing repurchase program.

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

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended:

	December 29, 2012	December 31, 2011	January 1, 2011
Numerator:
Net income attributable to Weight Watchers International, Inc.	$257,426	$304,867	$194,235

Denominator:
Weighted average shares of common stock outstanding	60,294	73,344	75,661
Effect of dilutive common stock equivalents	629	787	219

Weighted average diluted common shares outstanding	60,923	74,131	75,880

EPS attributable to Weight Watchers International, Inc.
Basic	$4.27	$4.16	$2.57

Diluted	$4.23	$4.11	$2.56

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 536, 188 and 2,223 for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

9.	Stock Plans

Incentive Compensation Plans:

On May 6, 2008 and May 12, 2004, respectively, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan” and together with the 2008 Plan, the “Stock Plans”). These plans are designed to promote the long-term financial interests and growth of the Company by attracting, motivating and retaining employees with the ability to contribute to the success of the business and to align compensation for the Company’s employees over a multi-year period directly with the interests of the shareholders of the Company. The Company’s Board of Directors or a committee thereof administers the Stock Plans.

Under the 2008 Plan, grants may take the following forms at the Compensation and Benefit Committee’s discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock and other share-based awards. As of its effective date, the maximum number of shares of common stock available for grant under the 2008 Plan was 3,000, subject to increase and adjustment as set forth in the 2008 Plan. Pursuant to the terms of the 2008 Plan, the number of shares of our common stock available for issuance under the 2008 Plan was increased by 550, the remaining number of shares of our common stock with respect to which awards could be granted under the Company’s 1999 Stock Purchase and Option Plan upon its termination.

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

Under the Stock Plans, the Company also grants fully-vested shares of its common stock to certain members of its Board of Directors. While these shares are fully vested, beginning with stock grants made in the fourth quarter of 2006, the directors are restricted from selling these shares while they are still serving on the Company’s Board of Directors. During the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, the Company granted 13, 13, and 19 fully-vested shares, respectively, and recognized compensation expense of $707, $772 and $595, respectively.

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for these plans was $8,845, $9,067 and $8,612 for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. Such amounts have been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $2,742, $2,895 and $2,662 for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. The tax benefits realized from options exercised and RSUs vested totaled $5,847, $11,309 and $516 for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. No compensation costs were capitalized. As of December 29, 2012, there was $21,461 of total unrecognized compensation cost related to stock options and RSUs granted under the Stock Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

While the Stock Plans permit various types of awards, other than the aforementioned shares issued to directors, grants under the plans have historically been either non-qualified stock options or RSUs. The following describes some further details of these awards.

Stock Option Awards

Pursuant to the option components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received stock options. The options are exercisable based on the terms outlined in the agreements. Options outstanding at December 29, 2012 vest over a period of three to five years and the expiration term is ten years. Options outstanding at December 29, 2012 have an exercise price between $19.74 and $79.55 per share.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 29, 2012	December 31, 2011	January 1, 2011

Dividend yield	1.6%	1.8%	1.8%
Volatility	35.5%	33.6%	31.4%
Risk-free interest rate	1.0% - 1.4%	1.5% - 2.8%	2.0% - 3.4%
Expected term (years)	6.5	6.5	6.4

A summary of option activity under the Stock Plans for the year ended December 29, 2012 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	2,025	$36.17
Granted	663	$56.90
Exercised	(381)	$33.31
Canceled	(68)	$37.98

Outstanding at December 29, 2012	2,239	$42.75	7.5	$25,959

Exercisable at December 29, 2012	723	$35.45	5.6	$11,549

The weighted-average grant-date fair value of options granted was $16.60, $20.44 and $7.80 for the years ended December 29, 2012, December 31, 2011and January 1, 2011, respectively. The total intrinsic value of options exercised was $12,734, $27,808 and $462 for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

Cash received from options exercised during the years ended December 29, 2012, December 31, 2011and January 1, 2011 was $12,688, $42,040 and $39, respectively.

Restricted Stock Units

Pursuant to the restricted stock components of the Stock Plans, the Company has granted RSUs to certain employees. The RSUs vest over a period of three to five years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of RSU activity under the Stock Plans for the year ended December 29, 2012 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2011	228	$39.93
Granted	99	$55.54
Vested	(67)	$22.48
Forfeited	(14)	$45.98

Outstanding at December 29, 2012	246	$50.67

The weighted-average grant-date fair value of RSUs granted was $55.54, $64.32 and $25.69 for the years ended December 29, 2012, December 31, 2011and January 1, 2011, respectively. The total fair value of RSUs vested during the years ended December 29, 2012, December 31, 2011and January 1, 2011 was $5,536, $3,657and $2,341, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.	Income Taxes

The following tables summarize the Company’s consolidated provision for US federal, state and foreign taxes on income:

	December 29, 2012	December 31, 2011	January 1, 2011
Current:
US federal	$99,437	$121,860	$68,126
State	12,719	18,298	11,462
Foreign	20,614	13,299	18,693

	$132,770	$153,457	$98,281

Deferred:
US federal	$23,002	$23,410	$20,115
State	2,629	2,675	2,299
Foreign	1,134	(794)	(39)

	$26,765	$25,291	$22,375

Total tax provision	$159,535	$178,748	$120,656

The components of the Company’s consolidated income before income taxes consist of the following:

	December 29, 2012	December 31, 2011	January 1, 2011

Domestic	$337,321	$400,310	$236,864
Foreign	79,640	82,782	76,314

	$416,961	$483,092	$313,178

The difference between the US federal statutory tax rate and the Company’s consolidated effective tax rate are as follows:

	December 29, 2012	December 31, 2011	January 1, 2011

US federal statutory rate	35.0%	35.0%	35.0%
Federal and state tax reserve provision	0.2	(0.6)	0.7
States income taxes (net of federal benefit)	2.6	3.0	3.0
Foreign taxes	(0.3)	(0.4)	(0.9)
Increase in valuation allowance	0.7	0.5	0.7
Loss on closure of Finland	0.0	(0.8)	0.0
Other	0.1	0.3	0.0

Effective tax rate	38.3%	37.0%	38.5%

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The deferred tax assets and liabilities recorded on the Company’s consolidated balance sheets are as follows:

	December 29, 2012	December 31, 2011
Provision for estimated expenses	$8,561	$7,514
Operating loss carryforwards	34,714	29,676
Salaries and wages	4,522	7,663
Share-based compensation	6,958	6,339
Other	6,336	7,183
Less: valuation allowance	(31,015)	(25,781)

Total deferred tax assets	$30,076	$32,594

Depreciation	$(2,844)	$(2,740)
Other comprehensive income	(8,180)	(3,659)
Amortization	(126,726)	(102,306)

Total deferred tax liabilities	$(137,750)	$(108,705)

Net deferred tax liabilities	$(107,674)	$(76,111)

Certain foreign operations of the Company have generated net operating loss carryforwards. If it has been determined that it is more likely than not that the deferred tax assets associated with these net operating loss carryforwards will not be utilized, a valuation allowance has been recorded. As of December 29, 2012 and December 31, 2011, various foreign subsidiaries had net operating loss carryforwards of approximately $126,219 and $105,575, respectively, most of which can be carried forward indefinitely.

The Company’s undistributed earnings of foreign subsidiaries are not considered to be reinvested permanently. Accordingly, the Company has recorded all taxes, after taking into account foreign tax credits, on the undistributed earnings of foreign subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 29, 2012	December 31, 2011	January 1, 2011
Balance at beginning of year	$5,040	$15,794	$12,897
Additions based on tax positions related to the current year	1,647	1,537	2,115
Additions based on tax positions of prior years	0	0	782
Reductions for tax positions of prior years	(1,219)	(11,901)	0
Settlements	(149)	(390)	0

Balance at end of year	$5,319	$5,040	$15,794

At December 29, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $4,387. As of December 29, 2012, given the nature of the Company’s uncertain tax positions, it is reasonably possible that there will not be a significant change in the Company’s uncertain tax benefits within the next twelve months.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $3,405 and $2,582 of accrued interest and penalties at December 29, 2012 and December 31, 2011, respectively. The Company recognized $823, $(256) and $780 in interest and penalties during the fiscal years ended December 29, 2012, December 31, 2011and January 1, 2011, respectively.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. At December 29, 2012, with few exceptions, the Company was no longer subject to US federal, state or local income tax examinations by tax authorities for years prior to 2009, or non-US income tax examinations by tax authorities for years prior to 2004.

11.	Employee Benefit Plans

The Company sponsors the Second Amended and Restated Weight Watchers Savings Plan (the “Savings Plan”) for salaried and certain hourly US employees of the Company. The Savings Plan is a defined contribution plan that provides for employer matching contributions of 100% of the employee’s tax deferred contributions up to 3% of an employee’s eligible compensation. Expense related to these contributions for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 was $2,730, $2,466 and $1,681, respectively.

During fiscal 2011, the Company received a favorable determination letter from the IRS that qualifies the Savings Plan under Section 401(a) of the Internal Revenue Code.

Pursuant to the Savings Plan, the Company also makes profit sharing contributions for all full-time salaried US employees who are eligible to participate in the Savings Plan (except for certain management personnel). The profit sharing contribution is a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Savings Plan also has a discretionary supplemental profit sharing employer contribution component that is determined annually by the Compensation and Benefits Committee of the Company’s Board of Directors. Expense related to these contributions for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 was $2,779, $3,704 and $3,157, respectively.

For certain US management personnel, the Company sponsors the Second Amended and Restated Weight Watchers Executive Profit Sharing Plan (“EPSP”). Under the IRS definition, the EPSP is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the Company made on the employees’ behalf instead of an individual account with a cash balance. The EPSP provides for a guaranteed employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The EPSP has a discretionary supplemental employer contribution component that is determined annually by the Compensation and Benefits Committee of the Company’s Board of Directors. The account is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense related to this commitment for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 was $2,954, $2,369 and $1,719, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.	Cash Flow Information

	December 29, 2012	December 31, 2011	January 1, 2011
Net cash paid during the year for:

Interest expense	$68,808	$52,591	$71,602
Income taxes	$133,131	$144,925	$75,389

Noncash investing and financing activities were as follows:

Fair value of net assets/(liabilities) acquired in connection with acquisitions	$30,400	$0	$0

Dividends declared but not yet paid at year-end	$289	$13,145	$13,158

13.	Commitments and Contingencies

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

In September 2007, the Company appealed to the UK First Tier Tribunal (Tax Chamber) (formerly known as the UK VAT and Duties Tribunal and hereinafter referred to as the “First Tier Tribunal”) HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company. In February 2010, the First Tier Tribunal issued a ruling that the Company’s UK leaders should have been classified as employees for UK tax purposes and, as such, the Company should have withheld tax from its leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for the Company. The Company appealed the First Tier Tribunal’s adverse ruling to the UK Upper Tribunal (Tax and Chancery Chamber) (the “Upper Tribunal”), and in October 2011, the Upper Tribunal issued a ruling dismissing the Company’s appeal. In January 2012, the Company sought permission from the UK Court of Appeal to appeal the Upper Tribunal’s ruling, which the UK Court of Appeal refused in March 2012. In March 2012, the Company applied to the UK Court of Appeal for an oral hearing to seek permission to appeal to the UK Court of Appeal against the Upper Tribunal’s ruling. At the hearing in June 2012, the UK Court of Appeal granted the Company permission to appeal. A hearing date for the appeal was set for January 2013.

In December 2011, HMRC’s claim in respect of NIC was amended to increase the claimed amount for the period April 2002 to April 2007 and include the interest accrued thereon through December 2011. In addition, in February 2012, HMRC asserted a claim in respect of PAYE for the period April 2007 to April 2011 similar to what it had claimed for the period April 2001 to April 2007. The Company was granted permission to appeal this PAYE claim with the First Tier Tribunal and the First Tier Tribunal directed that the appeal be stayed until following the decision of the UK Court of Appeal with respect to the Company’s appeal of the Upper Tribunal’s ruling.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In light of the First Tier Tribunal’s adverse ruling and in accordance with accounting guidance for contingencies, the Company recorded in the fourth quarter of fiscal 2009 a reserve for the period from April 2001 through the end of fiscal 2009, inclusive of estimated accrued interest. On a quarterly basis, beginning in the first quarter of fiscal 2010 and through the second quarter of fiscal 2011, the Company recorded a reserve for UK withholding taxes with respect to its UK leaders consistent with this ruling. The reserve at the end of the second quarter of fiscal 2011 equaled approximately $43,671 in the aggregate based on the exchange rates at the end of fiscal 2011. As of the beginning of the third quarter of fiscal 2011, the Company began employing its UK leaders and therefore has ceased recording any further reserves for this matter. In February 2012, the Company paid HMRC, on a without prejudice basis, a portion of the amount previously reserved equal to approximately $30,018 based on the exchange rates at the payment date for estimated amounts claimed to be owed by the Company with respect to PAYE and interest thereon for the period April 2001 to July 2011. In December 2012, the Company reached an agreement with HMRC to settle the matter in its entirety for approximately $36,770. In January 2013, $6,752 was paid to HMRC, representing the balance due over the amount previously paid to HMRC in February 2012. In January 2013, the UK Court of Appeal dismissed the case and the First Tier Tribunal confirmed withdrawal of the Company’s appeal against HMRC.

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

Lease Commitments

Minimum rental commitments under non-cancelable operating leases, primarily for office and rental facilities, at December 31, 2011, consist of the following:

2013	$40,018
2014	35,423
2015	32,352
2016	26,828
2017	18,938
2018 and thereafter	120,959

Total	$274,518

Total rent expense charged to operations under these leases for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 was $40,485, $36,572 and $35,152, respectively.

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

Information about the Company’s reportable operating segments is as follows:

	Year Ended December 29, 2012
	WWI	WW.com	Intercompany Eliminations	Consolidated
Total revenue	$1,319,296	$507,516	$0	$1,826,812

Depreciation and amortization	$34,073	$9,637	$0	$43,710

Operating income	$250,335	$260,470	$0	$510,805

Interest expense				90,537
Other expense, net				1,979
Early extinguishment of debt				1,328
Provision for taxes				159,535

Net income				$257,426

Total assets	$1,539,434	$567,478	$(888,305)	$1,218,607

	Year Ended December 31, 2011
	WWI	WW.com	Intercompany Eliminations	Consolidated
Total revenue	$1,415,352	$403,804	$0	$1,819,156

Depreciation and amortization	$25,744	$10,076	$0	$35,820

Operating income	$339,963	$206,365	$0	$546,328

Interest expense				59,850
Other income, net				3,386
Provision for taxes				178,748

Net income				$304,344

Total assets	$1,413,109	$392,381	$(683,862)	$1,121,628

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended January 1, 2011
	WWI	WW.com	Intercompany Eliminations	Consolidated
Total revenue	$1,210,995	$241,042	$0	$1,452,037

Depreciation and amortization	$25,675	$7,996	$0	$33,671

Operating income	$280,337	$110,008	$0	$390,345

Interest expense				76,204
Other expense, net				963
Provision for taxes				120,656

Net income				$192,522

Total assets	$1,389,402	$273,306	$(570,721)	$1,091,987

The following table presents information about the Company’s sources of revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of US export sales.

	Revenues for the Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
NACO meeting fees	$653,396	$686,758	$545,289
International Company-owned meeting fees	281,537	303,538	274,357
Product sales	294,758	334,303	304,961
Franchise royalties	12,732	14,461	12,133
Internet revenues	504,338	399,495	238,756
Other	80,051	80,601	76,541

	$1,826,812	$1,819,156	$1,452,037

	Revenues for the Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
North America	$1,277,621	$1,261,407	$957,598
United Kingdom	199,916	220,666	176,714
Continental Europe	269,636	245,859	250,844
Australia, New Zealand and other	79,639	91,224	66,881

	$1,826,812	$1,819,156	$1,452,037

	Long-Lived Assets
	December 29, 2012	December 31, 2011	January 1, 2011
North America	$922,034	$845,197	$830,422
United Kingdom	19,006	19,067	18,535
Continental Europe	9,342	8,437	7,506
Australia, New Zealand and other	20,287	19,870	21,718

	$970,669	$892,571	$878,181

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.	Fair Value Measurements

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of December 29, 2012, and December 31, 2011, the fair value of the Company’s long-term debt was approximately $2,410,724 and $1,041,086, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 16 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at December 29, 2012	$0	$0	$0	$0
Interest rate swap asset at December 31, 2011	$0	$0	$0	$0
Interest rate swap liability at December 29, 2012	$13,871	$0	$13,871	$0
Interest rate swap liability at December 31, 2011	$24,613	$0	$24,613	$0

The Company did not have any transfers into or out of Levels 1 and 2, and did not maintain any assets or liabilities classified as Level 3, during the fiscal years ended December 29, 2012 and December 31, 2011.

16.	Derivative Instruments and Hedging

As of December 29, 2012 and December 31, 2011, the Company had in effect interest rate swaps with notional amounts totaling $583,250 and $800,000, respectively. In January 2009, the Company entered into a

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. During the term of this forward-starting interest rate swap, the notional amount will fluctuate, but will be no higher than the amount outstanding as of the end of fiscal 2012. The initial notional amount was $425,000 and the highest notional amount was $755,000.

The Company is hedging forecasted transactions for periods not exceeding the next thirteen months. At December 29, 2012, given the current configuration of its debt, the Company estimates that no derivative gains or losses reported in accumulated other comprehensive income (loss) will be reclassified to the statement of income within the next 12 months due to hedge ineffectiveness.

As of December 29, 2012 and December 31, 2011, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amounts of $6,602 ($10,824 before taxes) and $13,322 ($21,840 before taxes), respectively. For the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, there were no fair value adjustments recorded in the statements of income since all hedges were considered qualifying and effective.

The Company expects approximately $6,527 ($10,700 before taxes) of derivative losses included in accumulated other comprehensive income (loss) at December 29, 2012, based on current market rates, will be reclassified into earnings within the next 12 months.

17.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations for the fiscal years ended December 29, 2012 and December 31, 2011.

	For the Fiscal Quarters Ended
	March 31, 2012	June 30, 2012	September 29, 2012	December 29, 2012
Fiscal year ended December 29, 2012
Revenues, net	$503,535	$484,752	$430,610	$407,915
Gross profit	288,365	293,524	255,833	245,064
Operating income	102,774	153,508	131,984	122,539
Net income attributable to the Company	54,605	77,462	67,364	57,995

Basic EPS attributable to the Company	$0.74	$1.37	$1.21	$1.04

Diluted EPS attributable to the Company	$0.74	$1.36	$1.20	$1.03

	For the Fiscal Quarters Ended
	April 2, 2011	July 2, 2011	October 1, 2011	December 31, 2011
Fiscal year ended December 31, 2011
Revenues, net	$503,432	$486,013	$428,434	$401,277
Gross profit	283,142	287,150	251,183	225,665
Operating income	135,731	155,330	138,299	116,968
Net income	73,177	86,856	80,650	63,661
Net income attributable to the Company	73,593	86,963	80,650	63,661

Basic EPS attributable to the Company	$1.01	$1.19	$1.10	$0.87

Diluted EPS attributable to the Company	$1.00	$1.17	$1.09	$0.86

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

As discussed in further detail in Note 13, in the fourth quarter of fiscal 2012, the Company recognized a $4,099 net benefit ($7,423 pre-tax), or $0.07 per fully diluted share, from an accrual reversal associated with the settlement in the quarter of the previously reported UK self-employment tax litigation. The $7,423 pre-tax net benefit associated with the settlement consisted of an over-accrual reversal to cost of revenues of $14,544 partially offset by an additional interest accrual of $7,130.

18.	Recently Issued Accounting Pronouncements

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
FISCAL YEAR ENDED DECEMBER 29, 2012
Allowance for doubtful accounts	$5,315	$(1,067)	$26	$(827)	$3,447
Inventory and other reserves	$7,397	$10,491	$0	$(10,946)	$6,942
Tax valuation allowance	$25,781	$3,387	$2,322	$(475)	$31,015

FISCAL YEAR ENDED DECEMBER 31, 2011
Allowance for doubtful accounts	$5,191	$1,441	$0	$(1,317)	$5,315
Inventory and other reserves	$3,948	$13,203	$0	$(9,754)	$7,397
Tax valuation allowance	$24,989	$2,512	$970	$(2,690)	$25,781

FISCAL YEAR ENDED JANUARY 1, 2011
Allowance for doubtful accounts	$3,762	$2,840	$0	$(1,411)	$5,191
Inventory and other reserves	$5,368	$7,917	$0	$(9,337)	$3,948
Tax valuation allowance	$21,967	$2,162	$982	$(122)	$24,989

(1)	Primarily represents the utilization of established reserves, net of recoveries, where applicable.

S-1

EXHIBIT INDEX

Exhibit Number	Description
**3.1	Amended and Restated Articles of Incorporation of Weight Watchers International, Inc. (filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 001-16769) as filed on January 6, 2012, and incorporated herein by reference).

**3.2	Articles of Amendment to the Articles of Incorporation, as Amended and Restated, of Weight Watchers International, Inc. to Create a New Series of Preferred Stock Designated as Series B Junior Participating Preferred Stock, adopted as of November 14, 2001 (filed as Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 001-16769) as filed on January 6, 2012, and incorporated herein by reference).

**3.3	Amended and Restated By-laws of Weight Watchers International, Inc., as amended through November 12, 2002, (filed as Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 001-16769) as filed on January 6, 2012, and incorporated herein by reference).

**4.1	Specimen of stock certificate representing Weight Watchers International, Inc.’s common stock, no par value (filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (File No. 001-16769) as filed on January 6, 2012, and incorporated herein by reference).

**10.1	License Agreement, dated as of September 29, 1999, between WW Foods, LLC and Weight Watchers International, Inc. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

**10.2	LLC Agreement, dated as of September 29, 1999, between H.J. Heinz Company and Weight Watchers International, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

**10.3	Operating Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-92005) as filed on December 2, 1999, and incorporated herein by reference).

†**10.4	1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2000 (File No. 001-16769), and incorporated herein by reference).

†**10.5	Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2004 (File No. 001-16769), and incorporated herein by reference).

†**10.6	Amendment to Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.7	Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2008 (File No. 001-16769), and incorporated herein by reference).

**10.8	Corporate Agreement, dated as of November 5, 2001, between Weight Watchers International, Inc. and Artal Luxembourg, S.A. (filed as Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on November 9, 2001, and incorporated herein by reference).

Exhibit Number	Description
**10.9	Amendment, dated as of July 1, 2005, to the Corporate Agreement, dated as of November 5, 2001, by and between Weight Watchers International, Inc. and Artal Luxembourg, S.A. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 001-16769), and incorporated herein by reference).

**10.10	Registration Rights Agreement, dated as of September 29, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and Artal Luxembourg, S.A. (filed as Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-69362) as filed on October 29, 2001, and incorporated herein by reference).

†**10.11	Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and General Counsel) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011 (File No. 001-16769), and incorporated herein by reference).

†**10.12	Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (certain executive officers) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011 (File No. 001-16769), and incorporated herein by reference).

**10.13	Principal Stockholders Agreement among Weight Watchers International, Inc., WeightWatchers.com, Inc. and Artal Luxembourg, S.A., dated as of June 13, 2005 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.14	Form of Term Sheet for Employee Stock Awards and Form of Terms and Conditions for Employee Stock Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries, the Weight Watchers International, Inc. 2004 Stock Incentive Plan and the Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.15	Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries, the Weight Watchers International, Inc. 2004 Stock Incentive Plan and the Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.16	Form of Directors Restricted Stock Agreement for Weight Watchers International, Inc. non-employee director restricted stock issued under the Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.17	Summary of Non-Employee Director Compensation (filed as Exhibit 10 to the Company’s Current Report on Form 8-K, as filed on July 18, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.18	Statement of Amendments to the 1999 Stock Purchase and Option Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006 (File No. 001-16769), and incorporated herein by reference).
†**10.19	Statement of Amendments to the Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description

**10.20	Share Purchase Agreement, dated April 27, 2011, between Danone Dairy Asia and Weight Watchers Asia Holdings Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 28, 2011 (File No. 001-16769), and incorporated herein by reference).

**10.21	Intellectual Property License Agreement, dated as of July 7, 2008, by and between Weight Watchers International, Inc. and Weight Watchers Danone China Limited (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008 (File No. 001-16769), and incorporated herein by reference).

†**10.22	Offer Letter, dated as of April 26, 2010, by and between Weight Watchers International, Inc. and David Burwick (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011 (File No. 001-16769), and incorporated herein by reference).

†**10.23	Amended and Restated Statement of Principal Terms and Conditions of Employment, dated as of February 27, 2009, by and between Weight Watchers International, Inc. and Melanie (Stubbing) Stack (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.24	Amendment to Agreements, dated as of October 1, 2002, by and between Weight Watchers International, Inc., WW Foods, LLC and H.J. Heinz Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.25	Amendment to Operating Agreement, dated August 4, 2009, by and between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009 (File No. 001-16769), and incorporated herein by reference).

†**10.26	Letter Agreement, dated as of December 22, 2011, between Weight Watchers International, Inc. and Ann Sardini (filed as Exhibit (d) (19) to the Company’s Tender Offer Statement on Schedule TO, as filed on February 23, 2012 (File No. 005-78065), and incorporated herein by reference).

†**10.27	Amendment to Amended and Restated Statement of Principal Terms and Conditions of Employment dated as of February 27, 2009, dated as of January 30, 2012, between Weight Watchers International, Inc. and Melanie (Stubbing) Stack (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed on February 28, 2012 (File No. 001-16769), and incorporated herein by reference.

**10.28	Stock Purchase Agreement, dated as of February 14, 2012, by and between Weight Watchers International, Inc. and Artal Holdings Sp. z o.o., Succursale de Luxembourg (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on February 16, 2012 (File No. 001-16769), and incorporated herein by reference).

**10.29	Amendment Agreement, dated as of March 15, 2012, among Weight Watchers International, Inc., the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. and Credit Suisse Securities (USA) LLC, as syndication agents, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as an issuer, and The Bank of Nova Scotia, as administrative agent for the lenders, as swing line lender and as an issuer, relating to the Seventh Amended and Restated Credit Agreement dated as of March 15, 2012, attached as Annex A thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed on May 10, 2012 (File No. 001-16769), and incorporated herein by reference).

†**10.30	Second Amended and Restated Weight Watchers Executive Profit Sharing Plan, August 1, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed on November 8, 2012 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description

†*10.31	Offer Letter, dated as of July 2, 2012, by and between Weight Watchers International, Inc. and Nicholas P. Hotchkin.

†*10.32	Offer Letter, dated as of November 8, 2011, by and between Weight Watchers International, Inc. and Bruce Rosengarten.

†*10.33	Letter Agreement, dated January 25, 2012, between Fortuity Pty Ltd. and Bruce Rosengarten.

†*10.34	Offer Letter, dated as of December 6, 2012, by and between Weight Watchers International, Inc. and James Chambers.

†*10.35	Letter Agreement, dated as of February 12, 2013, by and between Weight Watchers International, Inc. and Michael Basone.

*21.1	Subsidiaries of Weight Watchers International, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by David P. Kirchhoff, Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS *EX-101.SCH *EX-101.CAL *EX-101.DEF *EX-101.LAB *EX-101.PRE

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: February 27, 2013	By:	/S/ DAVID P. KIRCHHOFF
David P. Kirchhoff
Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2013	By:	/S/ DAVID P. KIRCHHOFF
David P. Kirchhoff
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 27, 2013	By:	/S/ NICHOLAS P. HOTCHKIN
Nicholas P. Hotchkin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 27, 2013	By:	/S/ RAYMOND DEBBANE
Raymond Debbane
Director

Date: February 27, 2013	By:	/S/ STEVEN M. ALTSCHULER
Steven M. Altschuler
Director

Date: February 27, 2013	By:	/S/ PHILIPPE J. AMOUYAL
Philippe J. Amouyal
Director

Date: February 27, 2013	By:	/S/ JOHN F. BARD
John F. Bard
Director

Date: February 27, 2013	By:	/S/ MARSHA JOHNSON EVANS
Marsha Johnson Evans
Director

Date: February 27, 2013	By:	/S/ JONAS M. FAJGENBAUM
Jonas M. Fajgenbaum
Director

Date: February 27, 2013	By:	/S/ SACHA LAINOVIC
Sacha Lainovic
Director

Date: February 27, 2013	By:	/S/ CHRISTOPHER J. SOBECKI
Christopher J. Sobecki
Director