Form 10-Q
period 2013-03-30
WEIGHT WATCHERS INTERNATIONAL INC
filed 2013-05-09
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-16769

WEIGHT WATCHERS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Virginia	11-6040273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

675 Avenue of the Americas, 6th Floor, New York, New York 10010

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 589-2700

11 Madison Avenue, 17th Floor, New York, New York 10010

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

The number of shares of common stock outstanding as of April 30, 2013 was 55,893,058.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	March 30, 2013	December 29, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$121,381	$70,215
Receivables, net	42,318	37,363
Inventories, net	44,290	46,846
Prepaid income taxes	8,260	6,087
Deferred income taxes	21,813	21,757
Prepaid expenses and other current assets	35,749	35,699

TOTAL CURRENT ASSETS	273,811	217,967

Property and equipment, net	81,979	71,768
Franchise rights acquired	816,289	787,007
Goodwill	63,469	59,414
Trademarks and other intangible assets, net	51,079	52,480
Deferred financing costs, net	24,786	26,571
Other noncurrent assets	3,307	3,400

TOTAL ASSETS	$1,314,720	$1,218,607

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$204,197	$114,695
Accounts payable	54,696	49,349
Dividend payable	10,059	289
Derivative payable	10,828	13,871
Accrued liabilities	171,944	182,222
Income taxes payable	18,992	1,268
Deferred revenue	115,580	86,161

TOTAL CURRENT LIABILITIES	586,296	447,855

Long-term debt	2,195,824	2,291,669
Deferred income taxes	137,074	129,431
Other	16,239	15,111

TOTAL LIABILITIES	2,935,433	2,884,066

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	0	0
Treasury stock, at cost, 56,097 shares at March 30, 2013 and 56,234 shares at December 29, 2012	(3,276,802)	(3,281,831)
Retained earnings	1,641,666	1,603,513
Accumulated other comprehensive income	14,423	12,859

TOTAL DEFICIT	(1,620,713)	(1,665,459)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,314,720	$1,218,607

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 30,	March 31,
	2013	2012
Meeting fees, net	$235,995	$252,508
Product sales and other, net	110,174	124,082
Internet revenues	140,759	126,945

Revenues, net	486,928	503,535

Cost of meetings, products and other	188,021	199,444
Cost of Internet revenues	18,757	15,726

Cost of revenues	206,778	215,170

Gross profit	280,150	288,365

Marketing expenses	118,914	130,318
Selling, general and administrative expenses	58,117	55,273

Operating income	103,119	102,774

Interest expense	22,550	13,167
Other expense (income), net	1,296	(509)
Early extinguishment of debt	0	1,328

Income before income taxes	79,273	88,788

Provision for income taxes	30,520	34,183

Net income	$48,753	$54,605

Earnings per share
Basic	$0.87	$0.74

Diluted	$0.87	$0.74

Weighted average common shares outstanding
Basic	55,801	73,343

Diluted	56,245	74,164

Dividends declared per common share	$0.18	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income	$48,753	$54,605
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $(10) and $(237), respectively	(33)	212
Current period changes in fair value of derivatives, net of tax of $(1,021) and $(1,152), respectively	1,597	1,802

Total other comprehensive income	1,564	2,014

Comprehensive income	$50,317	$56,619

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 30, 2013	March 31, 2012
Operating activities:
Net income	$48,753	$54,605
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,486	8,639
Amortization of deferred financing costs	1,783	1,360
Share-based compensation expense	2,008	1,987
Deferred tax provision	6,719	8,278
Allowance for doubtful accounts	4	250
Reserve for inventory obsolescence, other	2,374	2,725
Foreign currency exchange rate loss/(gain)	1,380	(766)
Loss on disposal of assets	0	348
Loss on investment	0	253
Early extinguishment of debt	0	1,328
Changes in cash due to:
Receivables	(5,536)	2,213
Inventories	190	6,004
Prepaid expenses	(2,939)	4,445
Accounts payable	5,856	(11,663)
UK self-employment liability	(7,272)	(30,018)
Accrued liabilities	3,711	5,571
Deferred revenue	30,214	36,481
Income taxes	17,432	12,719

Cash provided by operating activities	115,163	104,759

Investing activities:
Capital expenditures	(17,915)	(16,329)
Capitalized software expenditures	(5,292)	(4,607)
Cash paid for acquisitions	(35,000)	0
Other items, net	34	(46)

Cash used for investing activities	(58,173)	(20,982)

Financing activities:
Proceeds from new term loans	0	726,000
Payments on long-term debt	(6,343)	(27,012)
Payment of dividends	(4)	(13,012)
Payments to acquire treasury stock	0	(724,316)
Deferred financing costs	0	(24,810)
Proceeds from stock options exercised	2,590	8,049
Tax benefit of restricted stock units vested and stock options exercised	657	2,289

Cash used for financing activities	(3,100)	(52,812)

Effect of exchange rate changes on cash and cash equivalents and other	(2,724)	(52)

Net increase in cash and cash equivalents	51,166	30,913
Cash and cash equivalents, beginning of period	70,215	53,199

Cash and cash equivalents, end of period	$121,381	$84,112

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

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2012, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.	Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements:

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. This guidance requires companies to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. An entity would not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income. This guidance is effective for annual periods, and interim periods within those periods, beginning after December 15, 2012. The Company adopted the provisions of this guidance in the first quarter of fiscal 2013, and such adoption did not affect the consolidated financial position, results of operations or cash flows of the Company.

Reclassification:

Certain prior year amounts have been reclassified to conform to the current period presentation.

Revisions:

As disclosed in the Company’s Annual Report on Form 10-K for fiscal 2012, prior to fiscal year ended December 29, 2012, the Company had included certain amounts due from third-party credit card companies within accounts receivable and other amounts within cash. The consolidated statement of cash flows for the fiscal period ended March 31, 2012 has been corrected to consistently include all such amounts within cash. The effect of the revision on the previously reported amounts was to reduce cash provided by operating activities by $1,229 and increase cash and cash equivalents beginning of period by $5,730. Separately, the Company identified a correction in the statement of cash flows for the fiscal period ended March 31, 2012 as it relates to foreign currency activity, resulting in a reclassification between accrued liabilities and effect of exchange rate changes on cash and cash equivalents and other in the amount of $4,766, which reduced cash provided by operating activities by a corresponding amount. These adjustments were not considered to be material individually or in the aggregate to previously issued financial statements. However, because of the significance of these adjustments, the Company revised its consolidated statement of cash flows for the fiscal period ended March 31, 2012. These revisions had no impact on the consolidated balance sheets, consolidated statements of income or consolidated statements of comprehensive income for the period.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

For a discussion of the Company’s other significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for fiscal 2012.

3.	Acquisitions of Franchisees

The acquisitions of franchisees have been accounted for under the purchase method of accounting and, accordingly, earnings of acquired franchisees have been included in the consolidated operating results of the Company since the applicable date of acquisition. During the first quarter of fiscal 2013 and the third and fourth quarters of fiscal 2012, the Company acquired certain assets of its franchisees as outlined below.

On March 4, 2013, the Company acquired substantially all of the assets of its Alberta and Saskatchewan, Canada franchisees, Weight Watchers of Alberta Ltd. and Weight Watchers of Saskatchewan Ltd., for an aggregate purchase price of $35,000. The total purchase price has been preliminarily allocated to franchise rights acquired ($30,545), goodwill ($4,175), customer relationship value ($473), inventory ($218), fixed assets ($182) and prepaid expenses ($3) offset by deferred revenue of $596.

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

On November 2, 2012, the Company acquired substantially all of the assets of its Adirondacks franchisee, Weight Watchers of the Adirondacks, Inc., for a purchase price of $3,400. The total purchase price has been allocated to franchise rights acquired ($2,216), goodwill ($1,156), customer relationship value ($37), inventory ($29) and prepaid expenses ($10) offset by deferred revenue of $48.

On December 20, 2012, the Company acquired substantially all of the assets of its Memphis, Tennessee franchisee, Weight Watchers of the Mid-South, Inc., for a purchase price of $10,000. The total purchase price has been allocated to franchise rights acquired ($8,396), goodwill ($1,461), customer relationship value ($209), inventory ($35), receivables ($9) and fixed assets ($4) offset by deferred revenue of $114.

The acquisitions resulted in goodwill related to, among other things, expected synergies in operations. The Company expects that the majority of goodwill recorded in connection with the above acquisitions will be deductible for tax purposes. The effect of these franchise acquisitions was not material to the Company’s consolidated financial position, results of operations, or operating cash flows in the periods presented.

4.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories. The franchise rights acquired allocated to the WW.com reporting segment relate to the acquisition of franchise promotion agreements associated with the acquired franchise territories. For the three months ended March 30, 2013, the change in the carrying value of franchise rights acquired is due to the Company’s acquisition of its Alberta and Saskatchewan, Canada franchisees and the effect of exchange rate changes as follows:

	WWI	WW.com
	Segment	Segment	Total
Balance as of December 29, 2012	$777,826	$9,181	$787,007
Franchise rights acquired during the quarter	12,926	17,619	30,545
Effect of exchange rate changes	(1,249)	(14)	(1,263)

Balance as of March 30, 2013	$789,503	$26,786	$816,289

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Goodwill is due to the acquisition of the Company by H.J. Heinz Company (“Heinz”) in 1978, the acquisition of WW.com in 2005 and the acquisitions of the Company’s franchised territories. For the three months ended March 30, 2013, the change in the carrying amount of goodwill is due to the Company’s acquisition of its Alberta and Saskatchewan, Canada franchisees and the effect of exchange rate changes, as follows:

	WWI	WW.com
	Segment	Segment	Total
Balance as of December 29, 2012	$28,721	$30,693	$59,414
Goodwill acquired during the quarter	1,791	2,384	4,175
Effect of exchange rate changes	(67)	(53)	(120)

Balance as of March 30, 2013	$30,445	$33,024	$63,469

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $5,817 and $4,329 for the three months ended March 30, 2013 and March 31, 2012, respectively.

The carrying amount of finite-lived intangible assets as of March 30, 2013 and December 29, 2012 was as follows:

	March 30, 2013		December 29, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$87,544	$56,867	$86,857	$54,134
Trademarks	10,421	9,705	10,342	9,615
Website development costs	60,034	40,678	57,042	38,357
Other	7,035	6,705	7,034	6,689

	$165,034	$113,955	$161,275	$108,795

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2013	$15,771
Fiscal 2014	$18,015
Fiscal 2015	$11,773
Fiscal 2016	$3,608
Fiscal 2017	$811

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	March 30, 2013		December 29, 2012
		Effective		Effective
	Balance	Rate	Balance	Rate
Revolver A-1 due June 30, 2014	$17,210	3.22%	$6,374	3.12%
Revolver A-2 due March 15, 2017	63,790	2.97%	23,626	2.56%
Term A-1 Loan due January 26, 2013	0	1.56%	38,226	1.53%
Term B Loan due January 26, 2014	129,101	1.81%	129,445	1.90%
Term C Loan due June 30, 2015	112,205	2.56%	113,808	2.72%
Term D Loan due June 30, 2016	117,915	2.56%	118,217	2.77%
Term E Loan due March 15, 2017	1,139,848	2.51%	1,154,651	2.53%
Term F Loan due March 15, 2019	819,952	4.00%	822,017	3.92%

Total Debt	2,400,021	3.00%	2,406,364	2.91%
Less Current Portion	204,197		114,695

Total Long-Term Debt	$2,195,824		$2,291,669

The Company’s credit facilities at the end of the first quarter of fiscal 2013 consisted of the following term loan facilities and revolving credit facilities: a tranche A-1 loan (“Term A-1 Loan”), a tranche B loan (“Term B Loan”), a tranche C loan (“Term C Loan”), a tranche D loan (“Term D Loan”), a tranche E loan (“Term E Loan”), a tranche F loan (“Term F Loan”), revolving credit facility A-1 (“Revolver A-1” ) and revolving credit facility A-2 (“Revolver A-2”).

After the end of the Company’s first fiscal quarter of fiscal 2013, on April 2, 2013, the Company refinanced its credit facilities pursuant to a Credit Agreement (the “New Credit Agreement”) among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and an issuing bank, The Bank of Nova Scotia, as revolving agent, swingline lender and an issuing bank, and the other parties thereto. The New Credit Agreement provides for (a) a revolving credit facility (including swing line loans and letters of credit) in an initial aggregate principal amount of $250,000 that will mature on April 2, 2018 (the “Revolving Facility”), (b) an initial term B-1 loan credit facility in an aggregate principal amount of $300,000 that will mature on April 2, 2016 (the “Tranche B-1 Term Facility”) and (c) an initial term B-2 loan credit facility in an aggregate principal amount of $2,100,000 that will mature on April 2, 2020 (the “Tranche B-2 Term Facility”, and together with the Tranche B-1 Term Facility, the “Term Facilities”; the Term Facilities and Revolving Facility collectively, the “WWI Credit Facility”). In connection with this refinancing, the Company used the proceeds from borrowings under the Term Facilities to pay off a total of $2,399,904 of outstanding loans, consisting of $128,759 of Term B Loans, $110,602 of Term C Loans, $117,612 of Term D Loans, $1,125,044 of Term E Loans, $817,887 of Term F Loans, $21,247 of loans under the Revolver A-1 and $78,753 of loans under the Revolver A-2. Following the refinancing of a total of $2,399,904 of loans, at April 2, 2013, the Company had $2,400,000 debt outstanding under the Term Facilities and $248,848 of availability under the Revolving Facility. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) will be used for working capital and general corporate purposes. Borrowings under the New Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. Borrowings under the Tranche B-1 Term Facility initially bear interest at LIBOR plus an applicable margin of 2.75% or base rate plus an applicable margin of 1.75%. Borrowings under the Tranche B-2 Term Facility initially bear interest at LIBOR plus an applicable margin of 3.00% or base rate plus an applicable margin of 2.00%. Borrowings under the Revolving Facility initially bear interest at LIBOR or base rate plus an applicable margin which will fluctuate depending upon the Company’s total leverage ratio. At the Company’s total leverage ratio as of April 2, 2013, borrowings under the Revolving Facility bear interest at LIBOR plus an applicable margin of 2.25% or base rate plus an applicable margin of 1.25%. LIBOR under the Tranche B-2 Term Facility is subject to

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. The applicable margin relating to both of the Term Facilities will increase by 25 basis points in the event that the Company receives a corporate rating of BB- from S&P (or lower) and a corporate rating of Ba3 from Moody’s (or lower). On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon the Company’s total leverage ratio. At the Company’s total leverage ratio as of April 2, 2013, the commitment fee will be 0.40% per annum. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility. In connection, with this refinancing, the Company incurred fees of approximately $45,000 during the second quarter of fiscal 2013. In the second quarter of fiscal 2013, the Company expects to record a charge of $21,685 in early extinguishment of debt primarily reflecting the write-off of a portion of previously capitalized deferred financing costs.

The New Credit Agreement contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The Revolving Facility also requires the Company to maintain a specified financial ratio, but only if borrowings under the Revolving Facility exceed 20.0% of revolving commitments. The Term Facilities do not require the Company to maintain any financial ratios.

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

The Tender Offer expired at midnight, New York time, on March 22, 2012, and on March 28, 2012 the Company repurchased 8,780 shares at a purchase price of $82.00 per share. On April 9, 2012, the Company repurchased 9,499 of Artal Holdings’ shares at a purchase price of $82.00 per share pursuant to the Purchase Agreement. In March 2012, the Company amended and extended the then existing credit facilities to finance these repurchases. For a discussion of the Company’s amendment and extension of the then existing credit facilities, see “Long-Term Debt” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for fiscal 2012.

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

During the three months ended March 30, 2013 and March 31, 2012, the Company purchased no shares of its common stock in the open market under the repurchase program. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement was not made pursuant to the Company’s existing stock repurchase program.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended
	March 30, 2013	March 31, 2012
Numerator:
Net income	$48,753	$54,605

Denominator:
Weighted average shares of common stock outstanding	55,801	73,343
Effect of dilutive common stock equivalents	444	821

Weighted average diluted common shares outstanding	56,245	74,164

Earnings per share
Basic	$0.87	$0.74

Diluted	$0.87	$0.74

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 1,056 and 129 for the three months ended March 30, 2013 and March 31, 2012, respectively.

8.	Stock Plans

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

The effective tax rate for both the three months ended March 30, 2013 and March 31, 2012 was 38.5%. For both the three months ended March 30, 2013 and March 31, 2012, the primary differences between the US federal statutory tax rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower rates in certain foreign jurisdictions.

10.	Legal

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

As of March 30, 2013 and March 31, 2012, the Company had in effect interest rate swaps with notional amounts totaling $470,000 and $755,000, respectively. In January 2009, the Company entered into a forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. During the remaining term of this forward-starting interest rate swap, the notional amount will fluctuate, but will be no higher than the amount outstanding as of the end of the first fiscal quarter. The initial notional amount was $425,000 and the highest notional amount was $755,000.

As of March 30, 2013 and March 31, 2012, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive income in the amounts of $5,005 ($8,205 before taxes) and $11,521 ($18,886 before taxes), respectively. For the three months ended March 30, 2013 and March 31, 2012, there were no fair value adjustments recorded in the Statement of Net Income since all hedges were considered qualifying and effective.

The Company expects approximately $5,005 ($8,205 before taxes) of derivative losses included in accumulated other comprehensive income at March 30, 2013, based on current market rates, will be reclassified into earnings within the next 12 months given that the Company is hedging forecasted transactions for periods not exceeding the next ten months.

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of March 30, 2013 and March 31, 2012, the fair value of the Company’s long-term debt was approximately $2,403,021 and $1,742,151, respectively.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at March 30, 2013	$0	$0	$0	$0
Interest rate swap asset at December 29, 2012	$0	$0	$0	$0
Interest rate swap liability at March 30, 2013	$10,828	$0	$10,828	$0
Interest rate swap liability at December 29, 2012	$13,871	$0	$13,871	$0

13.	Accumulated Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income are as follows:

Changes in Accumulated Other Comprehensive Income by Component (a)

	Three Months Ended March 30, 2013
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
Beginning Balance at December 29, 2012	$(6,602)	$19,461	$12,859

Other comprehensive loss before reclassifications, net of tax	(24)	(33)	(57)
Amounts reclassified from accumulated other comprehensive income, net of tax (b)	1,621	0	1,621

Net current period other comprehensive income (loss)	1,597	(33)	1,564

Ending Balance at March 30, 2013	$(5,005)	$19,428	$14,423

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Income (a)

Three Months Ended March 30, 2013
Details about Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive	Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(2,657)	Interest expense

	(2,657)	Income before income taxes
	1,036	Provision for income taxes

	$(1,621)	Net income

(a)	Amounts in parentheses indicate debits to profit/loss

14.	Segment Data

The Company has two reportable segments: WWI and WW.com. WWI has multiple operating segments which have been aggregated into one reportable segment. WWI and WW.com are two separate and distinct businesses for which discrete financial information is available. This discrete financial information is maintained and managed separately and is reviewed regularly by the chief operating decision maker.

Information about the Company’s reportable segments is as follows:

	Three Months Ended March 30, 2013
	WWI	WW.com	Consolidated
Total revenue	$344,776	$142,152	$486,928

Depreciation and amortization	$9,584	$2,685	$12,269

Operating income	$40,852	$62,267	$103,119

Interest expense			22,550
Other expense, net			1,296
Provision for taxes			30,520

Net income			$48,753

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31, 2012
	WWI	WW.com	Consolidated
Total revenue	$375,342	$128,193	$503,535

Depreciation and amortization	$7,475	$2,524	$9,999

Operating income	$57,312	$45,462	$102,774

Interest expense			13,167
Other income, net			(509)
Early extinguishment of debt			1,328
Provision for taxes			34,183

Net income			$54,605

There has not been a material change in total assets from the Company’s Annual Report on Form 10-K for fiscal 2012.

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

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Quarterly Report on Form 10-Q:

•	“fiscal 2012” refers to our fiscal year ended December 29, 2012;

•	“fiscal 2013” refers to our fiscal year ended December 28, 2013;

•	“fiscal 2014” refers to our fiscal year ended January 3, 2015;

•	“fiscal 2015” refers to our fiscal year ended January 2, 2016;

•	“fiscal 2016” refers to our fiscal year ended December 31, 2016; and

•	“fiscal 2017” refers to our fiscal year ended December 30, 2017.

The following terms used in this Quarterly Report on Form 10-Q are our trademarks: Weight Watchers®, PointsPlus® and ActiveLink®.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2012 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively, the “Consolidated Financial Statements”).

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

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2012. Our critical accounting policies have not changed since the end of fiscal 2012.

RESULTS OF OPERATIONS

OVERVIEW

Total paid weeks in fiscal 2012 continued to grow in each fiscal quarter versus the prior year period, but at a slower rate as we moved through the year due to a challenging recruitment environment, particularly for our global meetings business.

The fiscal 2013 winter diet season proved to be challenging given the tough economic environment and intense competition. While paid weeks growth in the first quarter of fiscal 2013 versus the prior year period remained positive at 1.4%, recruitments in both the global meetings and US Weight Watchers Online business were weak in the quarter. In response, we have made several adjustments to improve our position in the market with consumers, including a new spring advertising campaign. Further, we implemented a comprehensive cost savings program.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 30, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

The table below sets forth selected financial information for the first quarter of fiscal 2013 from our consolidated statements of net income for the three months ended March 30, 2013 versus selected financial information for the first quarter of fiscal 2012 from our consolidated statements of net income for the three months ended March 31, 2012:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Three Months Ended
	March 30, 2013	March 31, 2012	Increase/ (Decrease)	% Change
Revenues, net	$486.9	$503.5	$(16.6)	(3.3%)

Cost of revenues	206.8	215.2	(8.4)	(3.9%)

Gross profit	280.2	288.4	(8.2)	(2.8%)
Gross Margin %	57.5%	57.3%

Marketing expenses	118.9	130.3	(11.4)	(8.8%)

Selling, general & administrative expenses	58.1	55.3	2.8	5.1%

Operating income	103.1	102.8	0.3	0.3%
Operating Income Margin %	21.2%	20.4%

Interest expense	22.6	13.2	9.4	71.3%
Other expense/(income), net	1.3	(0.5)	1.8	(100.0%)
Early extinguishment of debt	—	1.3	(1.3)	(100.0%)

Income before income taxes	79.3	88.8	(9.5)	(10.7%)

Provision for income taxes	30.5	34.2	(3.7)	(10.7%)

Net income	$48.8	$54.6	$(5.9)	(10.7%)

Weighted average diluted shares outstanding	56.2	74.2	(17.9)	(24.2%)

Diluted EPS	$0.87	$0.74	$0.13	17.7%

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Net revenues were $486.9 million in the first quarter of fiscal 2013, as compared to $503.5 million in the first quarter of fiscal 2012. Excluding the impact of foreign currency, which negatively impacted our revenues for the first quarter of fiscal 2013 by $0.6 million, net revenues in the first quarter of fiscal 2013 declined 3.2% versus the prior year period. The revenue decline in the first quarter of fiscal 2013 was driven by declines in the meetings business globally, most notably in the NACO and the UK meetings businesses. The decline in NACO and the UK meetings businesses was driven in large part by a lower incoming active base at the start of fiscal 2013 as compared to fiscal 2012, as well as, recruitment softness in the first quarter of fiscal 2013 caused by difficult macroeconomic factors in these markets, particularly consumer confidence which has been negatively impacted by the combination of continued uncertainty about the economy and the impact of local changes such as the retirement of the US payroll tax holiday. Our Continental European meetings business, which cycled against a new program innovation and benefited from new marketing strategies in the prior year first quarter, also experienced a decline in revenue on a constant currency basis. These declines in the meetings businesses were partially offset by growth in WeightWatchers.com which benefited from a higher active Online subscriber base at the start of fiscal 2013 as compared to fiscal 2012.

The combination of the above factors also led to an 8.1% decline in global meeting paid weeks in first quarter of fiscal 2013 versus the prior year period. With the benefit of starting fiscal 2013 with a higher active Online subscriber base, WeightWatchers.com experienced growth of 10.3% in Online paid weeks versus the prior year period. The increase in Online paid weeks more than offset the decline in meeting paid weeks, which resulted in a 1.4% increase in global paid weeks in the first quarter of fiscal

2013 versus the prior year period. Global attendance in the first quarter of fiscal 2013 declined 17.4% in comparison to the first quarter of fiscal 2012. We have been seeing a widening in the gap between attendance and paid weeks, which is a natural function of the increase in the average tenure of our Monthly Pass active base. Our end of period active Online subscriber base increased 6.2% in the first quarter of fiscal 2013 versus the prior year period and was negatively impacted by recruitment weakness in the first quarter of fiscal 2013 in the United States.

Gross Profit and Operating Income

Gross profit for the first quarter of fiscal 2013 of $280.2 million decreased $8.2 million, or 2.8%, from $288.4 million in the first quarter of fiscal 2012. Excluding the impact of foreign currency which negatively impacted gross profit for the first quarter of fiscal 2013 by $0.4 million, gross profit in the first quarter of fiscal 2013 decreased by $7.9 million, or 2.7%, versus the prior year period. Operating income for the first quarter of fiscal 2013 was $103.1 million, an increase of $0.3 million, or 0.3%, from $102.8 million in the first quarter of fiscal 2012. Excluding the impact of foreign currency which negatively impacted operating income for the first quarter of fiscal 2013 by $0.7 million, operating income in the first quarter of fiscal 2013 increased by $1.1 million, or 1.0%, versus the prior year period. This increase in operating income was primarily the result of more efficient spending in marketing in the first quarter of fiscal 2013 versus the prior year period, driven by a combination of the decision made last year to not invest in a Weight Watchers Online US men’s specific marketing campaign for fiscal 2013 and achieving lower and more efficient digital marketing spend in the United States. Our gross margin in the first quarter of fiscal 2013 increased to 57.5% from 57.3% in the first quarter of fiscal 2012, and operating income margin in the first quarter of fiscal 2013 increased to 21.2% from 20.4% in the first quarter of fiscal 2012. See “—Components of Expenses and Margins” for additional details.

Net Income and Earnings Per Share

Net income in the first quarter of fiscal 2013 declined 10.7% from $54.6 million in the first quarter of fiscal 2012 to $48.8 million. Despite the increase in operating income, higher interest expense resulting from our financing of our repurchase of shares in the Tender Offer (defined below) and related share repurchase from Artal Holdings (defined below) further reduced net income in the first quarter of fiscal 2013.

Earnings per fully diluted share in the first quarter of fiscal 2013 were $0.87, an increase of $0.13 from $0.74 in the first quarter of fiscal 2012. Earnings per fully diluted share in the first quarter of fiscal 2013 benefited from our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings as our weighted average diluted shares outstanding for the first quarter of fiscal 2013 decreased to 56.2 million from 74.2 million in the prior year period. See “—Liquidity and Capital Resources—Dividends and Stock Transactions” for a description of the Tender Offer and related share repurchase from Artal Holdings.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, Internet revenues, products sold in meetings and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Meeting Fees

Global meeting fees for the first quarter of fiscal 2013 were $236.0 million, a decrease of $16.5 million, or 6.5%, from $252.5 million in the prior year period. Excluding the impact of foreign currency, which decreased our global meeting fees for the first quarter of fiscal 2013 by $0.4 million, global meeting fees in the first quarter of fiscal 2013 decreased by 6.4% versus the prior year period. The decline in meeting fees was driven by an 8.1% decline in global meeting paid weeks in the first quarter of fiscal 2013 to 24.3 million from 26.5 million in the prior year period. The decline in meeting paid weeks was driven by a lower meeting membership base at the beginning of the first quarter of fiscal 2013 versus the beginning of the first quarter of fiscal 2012 as well as by the lower enrollments in the first quarter of fiscal 2013 as compared to the prior year period. Global attendance decreased 17.4% to 13.0 million in the first quarter of fiscal 2013 from 15.8 million in the first quarter of fiscal 2012.

In NACO, meeting fees in the first quarter of fiscal 2013 were $166.0 million, a decrease of $9.2 million, or 5.2%, from $175.1 million in the first quarter of fiscal 2012. The decline in meeting fees was driven primarily by a 6.5% decline in NACO meeting paid weeks from 17.3 million in the first quarter of fiscal 2012 to 16.2 million in the first quarter of fiscal 2013. The decline in meeting paid weeks primarily resulted from the lower meeting membership base at the beginning of the first quarter of fiscal 2013 versus the beginning of the first quarter of fiscal 2012 as well as by lower enrollments in the first quarter of fiscal 2013 versus the prior year period. Lower enrollments in the first quarter of fiscal 2013 were driven by a difficult macroeconomic environment in the United States. Although we introduced our new Weight Watchers 360° program in December 2012, this new program was not as effective in driving trial as compared to the PointsPlus innovation. In the first quarter of fiscal 2013, NACO attendance decreased 15.9% to 8.2 million from 9.8 million in the first quarter of fiscal 2012. The Company completed three franchise acquisitions in NACO in the second half of fiscal 2012 as well as a fourth franchise acquisition in March 2013. These franchise acquisitions benefitted NACO meeting fees in the first quarter of fiscal 2013 by approximately 1.5%.

International meeting fees in the first quarter of fiscal 2013 were $70.0 million, a decrease of $7.4 million, or 9.5%, from $77.4 million in the prior year period. Excluding the impact of foreign currency, which decreased international meeting fees for the first quarter of fiscal 2013 by $0.3 million, international meeting fees declined by 9.1% in the first quarter of fiscal 2013 versus the prior year period. In the first quarter of fiscal 2013, the decline in meeting fees was driven by an 11.3% decline in international meeting paid weeks in the quarter versus the prior year period. Meeting paid weeks performance in the first quarter of fiscal 2013 was driven by declines in enrollments in most of our international markets in the quarter versus the prior year period. International attendance decreased by 19.9% in the first quarter of fiscal 2013 versus the prior year period.

In the first quarter of fiscal 2013, UK meeting fees decreased by 17.6% to $23.6 million from $28.6 million in the first quarter of fiscal 2012. Excluding the impact of foreign currency, which decreased UK meeting fees for the first quarter of fiscal 2013 by $0.3 million, UK meeting fees declined by 16.4% in the first quarter of fiscal 2013 versus the prior year period. First quarter fiscal 2013 meeting fees were driven lower primarily by a decline of 17.8% in UK meeting paid weeks versus the prior year period. Meeting paid weeks performance in the first quarter of fiscal 2013 was driven by the lower meeting membership base at the beginning of the first quarter of fiscal 2013 versus the beginning of the first quarter of fiscal 2012 coupled with lower enrollments in the period as compared to enrollment levels in the prior year period. In the first quarter of fiscal 2013, weak macroeconomic trends in the United Kingdom, as well as local competition, contributed to the decline in enrollments. UK attendance decreased by 25.8% in the first quarter of fiscal 2013 versus the prior year period.

Meeting fees in Continental Europe were $36.7 million in the first quarter of fiscal 2013, flat versus the first quarter of fiscal 2012. Excluding the impact of foreign currency, which increased Continental European meeting fees in the first quarter of fiscal 2013 by $0.2 million, Continental European meeting fees decreased by 0.4% in the first quarter of fiscal 2013 as compared to the prior year period. The decrease in meeting fees on a constant currency basis was driven by a decrease of 1.0% in Continental European meeting paid weeks in the first quarter of fiscal 2013 versus the prior year period. The decrease in meeting paid weeks was driven by lower enrollments in the first quarter of fiscal 2013 as compared to the prior year period. These lower enrollments were the result of cycling against very effective new marketing strategies in this region in the prior year period. However, the impact of enrollments on meeting paid weeks was minimized by the higher meeting membership base at the beginning of the first quarter of fiscal 2013 versus the beginning of the first quarter of fiscal 2012. In Continental Europe, attendance decreased by 10.9% in the first quarter of fiscal 2013 versus the prior year period.

In-Meeting Product Sales

Global in-meeting product sales for the first quarter of fiscal 2013 were $74.2 million, a decrease of $12.9 million, or 14.8%, from $87.1 million in the first quarter of fiscal 2012. Excluding the impact of foreign currency, which decreased in-meeting product sales for the first quarter of fiscal 2013 by $0.1 million, global in-meeting product sales in the first quarter of fiscal 2013 declined 14.7% versus the prior year period. This decrease resulted primarily from a 17.4% decline in global meeting attendance in the first quarter of fiscal 2013 versus the prior year period. Slightly offsetting this decline was an increase in product sales per attendee in the first quarter of fiscal 2013 versus the prior year period. On a per attendee basis, in the first quarter of fiscal 2013, global in-meeting product sales increased 3.2%, or 3.3% on a constant currency basis, versus the prior year period. This increase in in-meeting product sales per attendee in the first quarter of fiscal 2013 was driven by strong per attendee sales of consumables across Continental Europe and in the United Kingdom and the new ActiveLink product in NACO.

In NACO, first quarter fiscal 2013 in-meeting product sales of $42.7 million decreased by $7.5 million, or 15.0%, versus the prior year period. This decrease resulted primarily from a 15.9% attendance decline in the first quarter of fiscal 2013 as compared to the prior year period. In-meeting product sales per attendee increased by 1.1% in the first quarter of fiscal 2013 versus the prior year period as strong first quarter of fiscal 2013 sales of the new ActiveLink product more than offset the decline in sales of consumables and electronics.

International in-meeting product sales were $31.5 million in the first quarter of fiscal 2013, a decrease of 14.6%, or 14.5% on a constant currency basis, versus the prior year period. This decrease was driven primarily by an attendance decline of 19.9% in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, which was largely driven by the United Kingdom. In-meeting product sales per attendee in the first quarter of fiscal 2013 increased by 6.7%, or 6.8% on a constant currency basis, as compared to the prior year period. This increase was the result of strong sales of consumables in the United Kingdom, Germany, France and Belgium driven in part by new product introductions and successful promotions.

Internet Revenues

Internet revenues, which include subscription revenues from sales of our Weight Watchers Online and Weight Watchers eTools products as well as Internet advertising revenues, increased $13.8 million, or 10.9%, to $140.8 million in the first quarter of fiscal 2013 from $126.9 million in the first quarter of fiscal 2012. Excluding the impact of foreign currency, which decreased Internet revenues for the first quarter of fiscal 2013 by $0.1 million, Internet revenues grew by 10.9% in the first quarter of fiscal 2013 versus the prior year period. The higher active Online subscriber base at the start of the first quarter of fiscal 2013, up 18.0%, versus the beginning of the first quarter of fiscal 2012, and effective marketing campaigns in Continental Europe contributed to Online paid weeks growth of 10.3% in the first quarter of fiscal 2013 versus the prior year period. However, the growth trend of Online paid weeks slowed in the first quarter of fiscal 2013 driven by weak sign-up performance in the United States as the difficult macroeconomic environment and the heightened competitive backdrop with the popularity of free fitness and weight loss applications reduced consumer trial for Weight Watchers Online. End of period active Online subscribers increased by 6.2% to 2.5 million at the end of the first quarter of fiscal 2013 as compared to 2.4 million at the end of the first quarter of fiscal 2012.

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $36.0 million for the first quarter of fiscal 2013, a decrease of $1.0 million, or 2.7%, from $37.0 million for the first quarter of fiscal 2012. Excluding the impact of foreign currency, which decreased other revenues for the first quarter of fiscal 2013 by $0.1 million, other revenues were 2.5% lower in the first quarter of fiscal 2013 compared to the prior year period. Franchise commissions and sales of products to our franchisees declined in the aggregate by 27.3% on both a reported basis and on a constant currency basis in the first quarter of fiscal 2013 versus the prior year period. Our by mail product sales and revenues from our publications also declined in the aggregate by 6.1%, or 6.0% on a constant currency basis, in the first quarter of fiscal 2013 versus the prior year period. Global licensing revenues increased by 11.9%, or 12.3% on a constant currency basis, in the first quarter of fiscal 2013 versus the prior year period, partially offsetting the declines described above.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Total cost of revenues in the first quarter of fiscal 2013 was $206.8 million, a decline of $8.4 million, or 3.9%, from $215.2 million in the prior year period. Cost of revenues declined at a faster pace than revenues due to the continued shift of revenue towards the higher margin WeightWatchers.com business. Gross profit in the first quarter of fiscal 2013 of $280.2 million decreased $8.2 million, or 2.8%, from $288.4 million in the first quarter of fiscal 2012. Gross margin in the first quarter of fiscal 2013 was 57.5%, as compared to 57.3% in the first quarter of fiscal 2012. Gross margin expansion was driven by the shift of revenue towards the higher margin WeightWatchers.com business. This margin expansion was partially offset by a decline in gross margin in both the meetings business and the WeightWatchers.com business. The decline in the meetings business gross margin was driven by the lower average number of members per meeting, slightly offset by lower costs and price increases taken in some of our markets. The decline in the WeightWatchers.com business gross margin was driven primarily by higher costs associated with our mobile and website releases.

Marketing

Marketing expenses for the first quarter of fiscal 2013 were $118.9 million, a decrease of $11.4 million, or 8.8%, versus the first quarter of fiscal 2012. Excluding the impact of foreign currency, which increased marketing expenses for the first quarter of fiscal 2013 by $0.4 million, marketing expenses were 9.1% lower in the first quarter of fiscal 2013 compared to the prior year period. The decline was driven by a decision not to have a focused Weight Watchers Online US marketing campaign for men for fiscal 2013 and achieving lower and more efficient digital marketing spend in the United States. Offsetting this decline was the increased marketing spend related to the airing of a new spring celebrity TV campaign in the Weight Watchers Online US business featuring Ana Gasteyer. Marketing expenses as a percentage of revenue were 24.4% in the first quarter of fiscal 2013 as compared to 25.9% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $58.1 million for the first quarter of fiscal 2013 versus $55.3 million for the first quarter of fiscal 2012, an increase of $2.8 million, or 5.1%. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first quarter of fiscal 2013 by $0.1 million, first quarter of fiscal 2013 selling, general and administrative expenses increased by 5.3% versus the first quarter of fiscal 2012. The increase in expenses was primarily related to investments in technology for the development of our mobile, field systems and customer relationship management platforms. Selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2013 increased to 11.9% from 11.0% for the first quarter of fiscal 2012.

Operating Income Margin

Our operating income margin in the first quarter of fiscal 2013 increased to 21.2% from 20.4% in the first quarter of fiscal 2012. This increase in operating income margin was primarily driven by a decision not to have a focused Weight Watchers Online US marketing campaign for men for fiscal 2013 and achieving lower and more efficient digital marketing spend in the United States in the first quarter of fiscal 2013 versus the first quarter of fiscal 2012. In the first quarter of fiscal 2013, marketing expenses decreased as a percentage of revenue, but this decrease was slightly offset by the increase in selling, general and administrative expenses as a percentage of revenue as compared to the prior year period.

Interest Expense

Interest expense was $22.6 million for the first quarter of fiscal 2013, an increase of $9.4 million, or 71.3%, from $13.2 million in the first quarter of fiscal 2012. The increase was primarily driven by an increase in our average debt outstanding and higher interest rates on our debt. The effective interest rate on our debt increased by 0.44% to 3.00% in the first quarter of fiscal 2013 from 2.56% in first quarter of fiscal 2012. Our average debt outstanding increased by $1,321.0 million to $2,393.3 million in the first quarter of fiscal 2013 from $1,072.3 million in the first quarter of fiscal 2012. The increase in average debt outstanding was driven by the additional borrowings under the WWI Credit Facility (defined below) in connection with our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings (see “—Liquidity and Capital Resources—Dividends and Stock Transactions”). Interest expense was partially offset by a decrease in the notional value and interest rates of our interest rate swaps, which resulted in a lower effective interest rate of 3.44% in the first quarter of fiscal 2013, as compared to 4.37% in the first quarter of fiscal 2012.

Other Income and Expense

The Company incurred $1.3 million of other expense in the first quarter of fiscal 2013 as compared to $0.5 million of other income in the prior year period; both years include the impact of foreign currency on intercompany transactions.

Early Extinguishment of Debt

In the first quarter of fiscal 2012, we wrote-off $1.3 million of fees in connection with the refinancing of our debt that we recorded as an early extinguishment of debt charge.

Tax

Our effective tax rate was 38.5% in both the first quarter of fiscal 2013 and the first quarter of fiscal 2012.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

	March 30,	December 29,	Increase/
	2013	2012	(Decrease)
	(in millions)
Total current assets	$273.8	$218.0	$55.8
Total current liabilities	586.3	447.9	138.4

Working capital deficit	(312.5)	(229.9)	82.6
Cash and cash equivalents	121.4	70.2	51.2
Current portion of long-term debt	204.2	114.7	89.5

Working capital deficit, excluding change in cash and cash equivalents and current portion of long-term debt	$(229.7)	$(185.4)	$44.3

We generally operate with negative working capital. This is driven in part by our commitment plans which are our primary payment method. These plans require members and subscribers to pay us for meetings and subscription products, respectively, before we pay for our obligations in the normal course of business. These prepayments are recorded as a current liability on our balance sheet which results in negative working capital. Our working capital deficit increased $82.6 million to $312.5 million at March 30, 2013 from $229.9 million at December 29, 2012. After making scheduled debt repayments of $57.3 million which were offset by revolver borrowings of $51.0 million in the first quarter of fiscal 2013, and the impact of the borrowings that we undertook in March and April 2012, the current portion of our long-term debt increased by $89.5 million versus the end of fiscal 2012 as described below (see “—Long-Term Debt”).

Excluding the changes in cash and cash equivalents and current portion of long-term debt from both periods, the working capital deficit at March 30, 2013 increased by $44.3 million to $229.7 million from $185.4 million at December 29, 2012. The primary factors contributing to this increase in our working capital deficit were a $29.4 million increase in deferred revenue, due to the seasonal growth in our Online subscriber and Monthly Pass member bases, and a timing related increase of $15.5 million in income tax liabilities offset by a $0.6 million net decrease to the working capital deficit resulting from other operational items.

These other operational items that resulted in the net decrease of $0.6 million to the working capital deficit included a $12.1 million increase in other accrued liabilities and a $2.6 million reduction in inventory. These increases to the working capital deficit were offset by a $7.3 million reduction in the previously reported UK self-employment liability related to a payment to Her Majesty’s Revenue and Customs, or HMRC, a $5.0 million increase in accounts receivable and a $3.0 million reduction in the derivative payable.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the three months ended:

	March 30,	March 31,
	2013	2012
	(in millions)
Net cash provided by operating activities	$115.2	$104.8
Net cash used in investing activities	$(58.2)	$(21.0)
Net cash used in financing activities	$(3.1)	$(52.8)

Operating Activities

First Quarter of Fiscal 2013

Cash flows provided by operating activities of $115.2 million for the first quarter of fiscal 2013 increased by $10.4 million from $104.8 million in the first quarter of fiscal 2012. The increase in cash provided by operating activities was primarily the result of a $30.0 million payment in the first quarter of fiscal 2012 to HMRC, as disclosed in the Company’s Annual Report on Form 10-K for fiscal 2012, as compared to an aggregate payment of $7.2 million (including expenses) to HMRC and our advisors in the first quarter of fiscal 2013. This increase in cash provided by operating activities was slightly offset by lower net income in the first quarter of fiscal 2013 as compared to the prior year, as well as changes to working capital.

The $115.2 million of cash flows provided by operating activities for the first quarter of fiscal 2013 exceeded the period’s net income by $66.4 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital as described above (see “—Balance Sheet Working Capital”), non-cash expenses and differences between book and cash taxes.

First Quarter of Fiscal 2012

The $104.8 million of cash flows provided by operating activities for the first quarter of fiscal 2012 exceeded the period’s net income by $50.2 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital, non-cash expenses and differences between book and cash taxes.

Investing Activities

First Quarter of Fiscal 2013

Net cash used for investing activities totaled $58.2 million in the first quarter of fiscal 2013, an increase of $37.2 million as compared to the first quarter of fiscal 2012. This increase was primarily attributable to the $35.0 million purchase price paid in connection with our acquisition of substantially all of the assets of our Alberta and Saskatchewan, Canada franchisees, Weight Watchers of Alberta Ltd. and Weight Watchers of Saskatchewan Ltd. In addition, we incurred capital expenditures in connection with the move of our headquarters, our retail initiative and capitalized software expenditures to support global systems initiatives.

First Quarter of Fiscal 2012

For the first quarter of fiscal 2012, cash used for investing activities was primarily attributable to capital expenditures in connection with our retail initiative and capitalized software expenditures to support global systems initiatives.

Financing Activities

First Quarter of Fiscal 2013

Net cash used for financing activities totaled $3.1 million in the first quarter of fiscal 2013 and included payments on term loans under the WWI Credit Facility of $57.3 million offset by additional revolver borrowings of $51.0 million. In addition, we received $2.6 million in proceeds from stock options exercised in the first quarter of fiscal 2013. In the fourth quarter of fiscal 2012, our Board of Directors declared a quarterly cash dividend and accelerated its payment to December 2012 instead of having it paid in January 2013 as it has typically done for fourth quarter dividend declarations.

First Quarter of Fiscal 2012

Net cash used for financing activities totaled $52.8 million in the first quarter of fiscal 2012 and included proceeds from new term loans under the WWI Credit Facility of $726.0 million which were used to finance stock repurchases of $724.3 million and deferred financing costs of $24.8 million in connection with the Tender Offer and related Artal Holdings share repurchase. See “—Stock Transactions” for a description of the Tender Offer and the related Artal Holdings share repurchase. In addition, we made long-term debt payments of $27.0 million, we paid $13.0 million of dividends to our shareholders and received $8.0 million in proceeds from stock options exercised in the first quarter of fiscal 2012.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at March 30, 2013:

Long-Term Debt

At March 30, 2013

(in millions)

Balance
Revolver A-1 due June 30, 2014	$17.2
Revolver A-2 due March 15, 2017	63.8
Term B Loan due January 26, 2014	129.1
Term C Loan due June 30, 2015	112.2
Term D Loan due June 30, 2016	117.9
Term E Loan due March 15, 2017	1,139.8
Term F Loan due March 15, 2019	820.0

Total Debt	2,400.0
Less Current Portion	204.2

Total Long-Term Debt	$2,195.8

Our credit facilities at the end of the first quarter of fiscal 2013 consisted of the following term loan facilities and revolving credit facilities: a tranche A-1 loan, or Term A-1 Loan, a tranche B loan, or Term B Loan, a tranche C loan, or Term C Loan, a tranche D loan, or Term D Loan, a tranche E loan, or Term E Loan, a tranche F loan, or Term F Loan, revolving credit facility A-1, or Revolver A-1 and revolving credit facility A-2, or Revolver A-2. At March 30, 2013, we had $2,400.0 million outstanding under these facilities. In addition, at March 30, 2013, the Revolver A-1 had $0.2 million in issued but undrawn letters of credit outstanding thereunder and $53.2 million in available unused commitments thereunder and the Revolver A-2 had $0.9 million in issued but undrawn letters of credit outstanding thereunder and $197.3 million in available unused commitments thereunder. At March 30, 2013 and December 29, 2012, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 3.01% and 2.99% per annum at March 30, 2013 and December 29, 2012, respectively. At March 30, 2013, these term loan facilities and revolving credit facilities bore interest at a rate, and the commitment fee for each revolving facility was at a rate, equal to that at December 29, 2012. For additional information regarding the interest rates and commitment fees related to these facilities, see “Liquidity and Capital Resources—Long-Term Debt” in the Company’s Annual Report on Form 10-K for fiscal 2012. At March 30, 2013, we were in compliance with all of the required financial ratios and also met all of the financial condition tests set forth in our then existing credit facilities.

The following schedule sets forth our year-by-year debt obligations at March 30, 2013:

Total Debt Obligation

(Including Current Portion)

At March 30, 2013

(in millions)

Remainder of fiscal 2013	$57.4
Fiscal 2014	298.4
Fiscal 2015	227.3
Fiscal 2016	209.3
Fiscal 2017	827.0
Thereafter	780.6

Total	$2,400.0

WWI Credit Facility Refinancing

After the end of our first fiscal quarter of fiscal 2013, on April 2, 2013, we refinanced our credit facilities pursuant to a Credit Agreement, or the New Credit Agreement, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and an issuing bank, The Bank of Nova Scotia, as revolving agent, swingline lender and an issuing bank, and the other parties thereto. The New Credit Agreement provides for (a) a revolving credit facility (including swing line loans and letters of credit) in an initial aggregate principal amount of $250.0 million that will mature on April 2, 2018, or the Revolving Facility, (b) an initial term B-1 loan credit facility in an aggregate principal amount of $300.0 million that will mature on April 2, 2016, or Tranche B-1 Term Facility, and (c) an initial term B-2 loan credit facility in an aggregate principal amount of $2,100.0 million that will mature on April 2, 2020, or Tranche B-2 Term Facility. We refer herein to the Tranche B-1 Term Facility together with the Tranche B-2 Term Facility as the Term Facilities, and the Term Facilities and Revolving Facility collectively as the WWI Credit Facility. In connection with this refinancing, we used the proceeds from borrowings under the Term Facilities to pay off a total of $2,399.9 million of outstanding loans, consisting of $128.8 million of Term B Loans, $110.6 million of Term C Loans, $117.6 million of Term D Loans, $1,125.0 million of Term E Loans, $817.9 million of Term F Loans, $21.2 million of loans under the Revolver A-1 and $78.8 million of loans under the Revolver A-2. Following the refinancing of a total of $2,399.9 million of loans, at April 2, 2013, we had $2,400.0 million debt outstanding under the Term Facilities and $248.8 million of availability under the Revolving Facility. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) will be used for working capital and general corporate purposes. Borrowings under the New Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. Borrowings under the Tranche B-1 Term Facility initially bear interest at LIBOR plus an applicable margin of 2.75% or base rate plus an applicable margin of 1.75%. Borrowings under the Tranche B-2 Term Facility initially bear interest at LIBOR plus an applicable margin of 3.00% or base rate plus an applicable margin of 2.00%. Borrowings under the Revolving Facility initially bear interest at LIBOR or base rate plus an applicable margin which will fluctuate depending upon our total leverage ratio. At our total leverage ratio as of April 2, 2013, borrowings under the Revolving Facility bear interest at LIBOR plus an applicable margin of 2.25% or base rate plus an applicable margin of 1.25%. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. The applicable margin relating to both of the Term Facilities will increase by 25 basis points in the event that we receive a corporate rating of BB- from S&P (or lower) and a corporate rating of Ba3 from Moody’s (or lower). On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon our total leverage ratio. At our total leverage ratio as of April 2, 2013, the commitment fee will be 0.40% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility. In connection, with this refinancing, we incurred fees of approximately $45.0 million during the second quarter of fiscal 2013. In the second quarter of fiscal 2013, we expect to record a charge of $21.7 million in early extinguishment of debt primarily reflecting the write-off of a portion of previously capitalized deferred financing costs.

The New Credit Agreement contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The Revolving Facility also requires us to maintain a specified financial ratio, but only if borrowings under the Revolving Facility exceed 20.0% of the revolving commitments. The Term Facilities do not require us to maintain any financial ratios.

The following schedules set forth our long-term debt obligations and our year-by-year debt obligations at April 2, 2013:

Long-Term Debt		Total Debt Obligation
At April 2, 2013		(Including Current Portion)
(in millions)		At April 2, 2013
		(in millions)

	Balance
		Remainder of fiscal 2013	$12.0
Revolving Facility April 2, 2018	$—	Fiscal 2014	30.0
Tranche B-1 Term Facility due April 2, 2016	300.0	Fiscal 2015	24.0
Tranche B-2 Term Facility due April 2, 2020	2,100.0	Fiscal 2016	307.5

Total Debt	2,400.0	Fiscal 2017	21.0
Less Current Portion	18.0	Thereafter	2,005.5

Total Long-Term Debt	$2,382.0	Total	$2,400.0

The following table summarizes our future contractual obligations as of the end of fiscal 2012 had the New Credit Agreement been in place at that time:

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
		(in millions)
Long-Term Debt(1)
Principal	$2,400.0	$12.0	$54.0	$328.5	$2,005.5
Interest	590.9	67.2	197.6	155.8	170.3
Operating leases	274.5	40.0	67.8	45.7	121.0
Other long-term obligations(2)	3.5	(1.5)	(1.8)	(1.3)	8.1

Total	$3,268.9	$117.7	$317.6	$528.7	$2,304.9

(1)	Due to the fact that all of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2012 remains constant for all periods presented.
(2)	“Other long-term obligations” primarily consist of deferred rent costs. The provision for income tax contingencies included in other long-term liabilities on the consolidated balance sheet is not included in the table above due to the fact that the Company is unable to estimate the timing of payment for this liability.

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

On October 9, 2003, our Board of Directors authorized and we announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized and we announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg, or Artal Holdings, and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the three months ended March 30, 2013 and March 31, 2012, the Company repurchased no shares of its common stock in the open market under this program. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement, as discussed further below, was not made pursuant to the repurchase program.

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

The Tender Offer expired at midnight, New York time, on March 22, 2012, and on March 28, 2012 we repurchased approximately 8.8 million shares at a purchase price of $82.00 per share. On April 9, 2012, we repurchased approximately 9.5 million of Artal Holdings’ shares at a purchase price of $82.00 per share pursuant to the Purchase Agreement. In March 2012, we amended and extended the then existing credit facilities to finance these repurchases. For additional information regarding the Tender Offer and these repurchases, see “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for fiscal 2012.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the WWI Credit Facility agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if net debt to EBITDA (as defined in the WWI Credit Facility agreement) is greater than 3.25:1. We currently do not expect this restriction to impair our ability to pay dividends or make stock repurchases, but it could do so in the future.

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

The market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2012 have not materially changed from December 29, 2012.

As of March 30, 2013, we had entered into interest rate swaps with notional amounts totaling $470.0 million to hedge a portion of our variable rate debt. As of such date, $1,930.0 million of our variable rate debt remained unhedged. Our interest rate swap that went effective on January 4, 2010 and terminates on January 27, 2014 had an initial notional amount of $425.0 million, which amount will fluctuate during the remainder of its term to a maximum of $470.0 million. Changes in the fair value of these derivatives will be recorded each period in earnings for non-qualifying derivatives or accumulated other comprehensive income (loss) for qualifying derivatives. Based on the amount of our variable rate debt and interest rate swap agreements as of March 30, 2013, a hypothetical 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $9.7 million. This change in market risk exposure from the end of fiscal 2012 was due to the reduction of the notional amount of our interest rate swaps from $583.2 million at the end of fiscal 2012 to $470.0 million at March 30, 2013.

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

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Departure of President, Europe

As previously reported, Melanie Stubbing, President, Europe, will be resigning from the Company effective May 10, 2013. On May 7, 2013, the Company and Ms. Stubbing entered into a consulting agreement pursuant to which Ms. Stubbing has agreed to provide consulting services to the Company on an as-needed basis through August 31, 2013, at a per diem rate of £1,500.

Modifications to Chief Financial Officer Benefits

On May 8, 2013, the Company entered into a letter agreement with Nicholas Hotchkin, Chief Financial Officer, pursuant to which the Company has agreed to provide Mr. Hotchkin the following additional relocation benefits in connection with his relocation from Massachusetts to the New York metropolitan area:

•

if Mr. Hotchkin’s right to reimbursement of reasonable temporary living costs pursuant to his original employment offer letter is terminated as a result of his purchase or rental of a residence in the New York metropolitan area, then Mr. Hotchkin will be entitled to reimbursement (on a tax grossed-up basis) for any monthly mortgage payment (to be pro-rated, as applicable) payable by him for his current Massachusetts residence with respect to any period of time prior to August 20, 2013, the twelve-month anniversary of his employment start date; and

•	in connection with the sale of his current Massachusetts residence, the Company has agreed to provide Mr. Hotchkin home price protection (on a tax grossed-up basis) of up to $100,000.

Modifications to Annual, Performance-Based Cash Bonus Plan

On May 7, 2013, the Compensation and Benefits Committee of the Board of Directors (the “Compensation Committee”) approved certain modifications to the Company’s annual, performance-based cash bonus plan for fiscal 2013 for certain participants. These adjustments are intended to continue to incentivize those participants to maximize 2013 performance given the challenging first quarter recruitment environment. Specifically, with respect to our named executive officers who are eligible to receive a fiscal 2013 annual, performance-based cash bonus (other than the Chief Executive Officer and Michael Basone whose pro rata portion is subject to the terms of his retention agreement), the Compensation Committee approved a new bonus payout approach based on a bonus opportunity equal to 75% of the participant’s target and financial performance goal ratings determined by performance against operating income targets that are lower than the operating income targets based on the Company’s initial internal annual operating plan. The threshold percentage of target operating income required for payment of an annual bonus under the new payout approach, however, is 85% of the new operating income targets (rather than 75% under the original payout approach) and the maximum payout will apply at 110% of the new operating income targets. Actual payouts under the new payout approach remain subject to the executive officer’s individual performance rating for the fiscal year.

ITEM 6. EXHIBITS

Exhibit Number	Description
*Exhibit 10.1	Credit Agreement dated as of April 2, 2013 among Weight Watchers International, Inc., as the Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and an Issuing Bank, and The Bank of Nova Scotia, as the Revolving Agent, a Swingline Lender and an Issuing Bank.

†**Exhibit 10.2	Letter Agreement, dated as of February 12, 2013, by and between Weight Watchers International, Inc. and Michael Basone (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (File No. 001-16769) and incorporated herein by reference).

*Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

*Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

*Exhibit 101
*EX-101.INS	XBRL Instance Document
*EX-101.SCH	XBRL Taxonomy Extension Schema
*EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
*EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
*EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: May 9, 2013	By:	/s/ David P. Kirchhoff
David P. Kirchhoff
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
*Exhibit 10.1	Credit Agreement dated as of April 2, 2013 among Weight Watchers International, Inc., as the Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and an Issuing Bank, and The Bank of Nova Scotia, as the Revolving Agent, a Swingline Lender and an Issuing Bank.

†**Exhibit 10.2	Letter Agreement, dated as of February 12, 2013, by and between Weight Watchers International, Inc. and Michael Basone (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (File No. 001-16769) and incorporated herein by reference).

*Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

*Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

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