Form 10-Q
period 2013-06-29
WEIGHT WATCHERS INTERNATIONAL INC
filed 2013-08-08
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

The number of shares of common stock outstanding as of July 31, 2013 was 56,237,348.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	June 29, 2013	December 29, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$119,977	$70,215
Receivables (net of allowances: June 29, 2013 - $3,106 and December 29, 2012 - $3,447)	37,787	37,363
Inventories (net of allowances: June 29, 2013 - $4,830 and December 29, 2012 - $5,469)	36,216	46,846
Prepaid income taxes	7,094	6,087
Deferred income taxes	21,627	21,757
Prepaid expenses and other current assets	29,711	35,699

TOTAL CURRENT ASSETS	252,412	217,967

Property and equipment, net	87,868	71,768
Franchise rights acquired	809,019	787,007
Goodwill	63,437	59,414
Trademarks and other intangible assets, net	49,339	52,480
Deferred financing costs, net	45,935	26,571
Other noncurrent assets	2,809	3,400

TOTAL ASSETS	$1,310,819	$1,218,607

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$24,000	$114,695
Accounts payable	34,402	49,349
Dividend payable	9,988	289
Derivative payable	5,766	13,871
Accrued marketing and advertising	13,026	27,437
Other accrued liabilities	141,959	154,785
Income taxes payable	6,943	1,268
Deferred revenue	101,037	86,161

TOTAL CURRENT LIABILITIES	337,121	447,855

Long-term debt	2,376,000	2,291,669
Deferred income taxes	141,825	129,431
Other	17,000	15,111

TOTAL LIABILITIES	2,871,946	2,884,066

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	0	0
Treasury stock, at cost, 55,808 shares at June 29, 2013 and 56,234 shares at December 29, 2012	(3,266,031)	(3,281,831)
Retained earnings	1,693,974	1,603,513
Accumulated other comprehensive income	10,930	12,859

TOTAL DEFICIT	(1,561,127)	(1,665,459)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,310,819	$1,218,607

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Meeting fees, net	$231,155	$248,498	$467,150	$501,006
Product sales and other, net	89,452	100,660	199,626	224,742
Internet revenues	144,522	135,594	285,281	262,539

Revenues, net	465,129	484,752	952,057	988,287

Cost of meetings, products and other	168,822	174,969	356,843	374,413
Cost of Internet revenues	18,063	16,259	36,820	31,985

Cost of revenues	186,885	191,228	393,663	406,398

Gross profit	278,244	293,524	558,394	581,889

Marketing expenses	65,557	83,777	184,471	214,095
Selling, general and administrative expenses	58,711	56,239	116,828	111,512

Operating income	153,976	153,508	257,095	256,282

Interest expense	26,856	23,757	49,406	36,924
Other (income) expense, net	(142)	3,796	1,154	3,287
Early extinguishment of debt	21,685	0	21,685	1,328

Income before income taxes	105,577	125,955	184,850	214,743

Provision for income taxes	40,661	48,493	71,181	82,676

Net income	$64,916	$77,462	$113,669	$132,067

Earnings per share
Basic	$1.16	$1.37	$2.03	$2.03

Diluted	$1.15	$1.36	$2.02	$2.01

Weighted average common shares outstanding
Basic	56,045	56,505	55,923	64,924

Diluted	56,325	57,141	56,276	65,653

Dividends declared per common share	$0.18	$0.18	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$64,916	$77,462	$113,669	$132,067
Other comprehensive income:
Foreign currency translation adjustments	(8,190)	(818)	(8,213)	(369)
Income tax effect on foreign currency translation adjustments	3,194	381	3,184	144

Foreign currency translation adjustments, net of taxes	(4,996)	(437)	(5,029)	(225)

Changes in loss on derivatives	2,465	3,110	5,083	6,064
Income tax effect on changes in loss on derivatives	(962)	(1,213)	(1,983)	(2,365)

Changes in loss on derivatives, net of taxes	1,503	1,897	3,100	3,699

Total other comprehensive (loss) income	(3,493)	1,460	(1,929)	3,474

Comprehensive income	$61,423	$78,922	$111,740	$135,541

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 29, 2013	June 30, 2012
Operating activities:
Net income	$113,669	$132,067
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,527	17,602
Amortization of deferred financing costs	3,749	3,234
Share-based compensation expense	2,234	3,629
Deferred tax provision	13,874	15,527
Allowance for doubtful accounts	(31)	763
Reserve for inventory obsolescence, other	5,046	5,078
Foreign currency exchange rate loss	1,117	580
Loss on disposal of assets	1,373	582
Loss on investment	0	2,697
Early extinguishment of debt	21,685	1,328
Changes in cash due to:
Receivables	(1,190)	3,252
Inventories	5,733	8,822
Prepaid expenses	3,639	(8,523)
Accounts payable	(14,321)	(11,801)
UK self-employment liability	(7,272)	(30,018)
Accrued liabilities	(12,232)	7,027
Deferred revenue	15,748	28,864
Income taxes	3,665	(997)

Cash provided by operating activities	178,013	179,713

Investing activities:
Capital expenditures	(30,988)	(25,820)
Capitalized software expenditures	(10,796)	(12,249)
Cash paid for acquisitions	(35,000)	0
Other items, net	415	(184)

Cash used for investing activities	(76,369)	(38,253)

Financing activities:
Proceeds from new term loans	2,400,000	1,449,400
Payments on long-term debt	(2,406,364)	(7,376)
Payment of dividends	(9,858)	(22,735)
Payments to acquire treasury stock	0	(1,504,074)
Deferred financing costs	(44,783)	(25,406)
Proceeds from stock options exercised	9,630	9,399
Tax benefit of restricted stock units vested and stock options exercised	1,731	2,595

Cash used for financing activities	(49,644)	(98,197)

Effect of exchange rate changes on cash and cash equivalents and other	(2,238)	(331)

Net increase in cash and cash equivalents	49,762	42,932
Cash and cash equivalents, beginning of period	70,215	53,199

Cash and cash equivalents, end of period	$119,977	$96,131

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

Revisions:

As disclosed in the Company’s Annual Report on Form 10-K for fiscal 2012, prior to fiscal year ended December 29, 2012, the Company had included certain amounts due from third-party credit card companies within accounts receivable and other amounts within cash. The consolidated statement of cash flows for the six months ended June 30, 2012 has been corrected to consistently include all such amounts within cash. The effect of the revision on the previously reported amounts was to reduce cash provided by operating activities by $501 and increase cash and cash equivalents beginning of period by $5,730. Separately, the Company identified a correction in the statement of cash flows for the six months ended June 30, 2012 as it relates to foreign currency activity, resulting in a reclassification between accrued liabilities and effect of exchange rate changes on cash and cash equivalents and other in the amount of $64, which increased cash provided by operating activities by a corresponding amount. These adjustments were not considered to be material individually or in the aggregate to previously issued financial statements. However, because of the significance of these adjustments, the Company revised its consolidated statement of cash flows for the six months ended June 30, 2012. These revisions had no impact on the consolidated balance sheets, consolidated statements of income or consolidated statements of comprehensive income included in this report.

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

The acquisitions of franchisees have been accounted for under the purchase method of accounting and, accordingly, earnings of acquired franchisees have been included in the consolidated operating results of the Company since the applicable date of acquisition. During the third and fourth quarters of fiscal 2012 and the first six months of fiscal 2013, the Company acquired certain assets of its franchisees as outlined below.

The acquisitions resulted in goodwill related to, among other things, expected synergies in operations. The Company expects that the majority of goodwill recorded in connection with the below acquisitions will be deductible for tax purposes. The effect of these franchise acquisitions was not material to the Company’s consolidated financial position, results of operations, or operating cash flows in the periods presented.

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

On March 4, 2013, the Company acquired substantially all of the assets of its Alberta and Saskatchewan, Canada franchisees, Weight Watchers of Alberta Ltd. and Weight Watchers of Saskatchewan Ltd., for an aggregate purchase price of $35,000. The total purchase price has been preliminarily allocated to franchise rights acquired ($30,633), goodwill ($4,626), customer relationship value ($473), inventory ($218), fixed assets ($182) and prepaid expenses ($3) offset by deferred revenue of $1,135.

After the end of the Company’s second quarter of fiscal 2013, on July 15, 2013, the Company acquired substantially all of the assets of its West Virginia franchisee, Weight Watchers of West Virginia, Inc., for a purchase price of $16,000, and, on July 22, 2013, its Columbus, Ohio franchisee, Weight Watchers of Columbus, Inc., for a purchase price of $23,500 and its Reno, Nevada franchisee, Weight Watchers of Northern Nevada, Inc., for a purchase price of $4,000. Due to the timing of these acquisitions, the Company has not yet completed the respective purchase price allocations. The Company anticipates that, consistent with the above acquisitions, the purchase price for these acquisitions will be allocated primarily to franchise rights acquired and goodwill.

4.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories. The franchise rights acquired allocated to the WW.com reporting segment relate to the acquisition of franchise promotion agreements associated with the acquired franchise territories. For the six months ended June 29, 2013, the change in the carrying value of franchise rights acquired is due to the Company’s acquisition of its Alberta and Saskatchewan, Canada franchisees and the effect of exchange rate changes as follows:

	WWI	WW.com
	Segment	Segment	Total
Balance as of December 29, 2012	$777,826	$9,181	$787,007
Franchise rights acquired during the period	12,950	17,683	30,633
Effect of exchange rate changes	(7,884)	(737)	(8,621)

Balance as of June 29, 2013	$782,892	$26,127	$809,019

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Goodwill is due to the acquisition of the Company by H.J. Heinz Company (“Heinz”) in 1978, the acquisition of WW.com in 2005 and the acquisitions of the Company’s franchised territories. For the six months ended June 29, 2013, the change in the carrying amount of goodwill is due to the Company’s acquisition of its Alberta and Saskatchewan, Canada franchisees and the effect of exchange rate changes, as follows:

	WWI	WW.com
	Segment	Segment	Total
Balance as of December 29, 2012	$28,721	$30,693	$59,414
Goodwill acquired during the period	1,985	2,641	4,626
Effect of exchange rate changes	(325)	(278)	(603)

Balance as of June 29, 2013	$30,381	$33,056	$63,437

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $5,846 and $11,663 for the three and six months ended June 29, 2013, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $4,139 and $8,468 for the three and six months ended June 30, 2012, respectively.

The carrying amount of finite-lived intangible assets as of June 29, 2013 and December 29, 2012 was as follows:

	June 29, 2013		December 29, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$86,805	$59,543	$86,857	$54,134
Trademarks	10,557	9,798	10,342	9,615
Website development costs	64,057	43,054	57,042	38,357
Other	7,023	6,708	7,034	6,689

	$168,442	$119,103	$161,275	$108,795

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2013	$10,754
Fiscal 2014	$19,534
Fiscal 2015	$13,320
Fiscal 2016	$4,483
Fiscal 2017 and thereafter	$1,248

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	June 29, 2013		December 29, 2012
		Effective		Effective
	Balance	Rate	Balance	Rate
Revolving Facility due April 2, 2018	$0	0.00%	$0	0.00%
Tranche B-1 Term Facility due April 2, 2016	300,000	3.04%	0	0.00%
Tranche B-2 Term Facility due April 2, 2020	2,100,000	3.75%	0	0.00%
Revolver A-1 due June 30, 2014	0	0.00%	6,374	3.12%
Revolver A-2 due March 15, 2017	0	0.00%	23,626	2.56%
Term A-1 Loan due January 26, 2013	0	0.00%	38,226	1.53%
Term B Loan due January 26, 2014	0	0.00%	129,445	1.90%
Term C Loan due June 30, 2015	0	0.00%	113,808	2.72%
Term D Loan due June 30, 2016	0	0.00%	118,217	2.77%
Term E Loan due March 15, 2017	0	0.00%	1,154,651	2.53%
Term F Loan due March 15, 2019	0	0.00%	822,017	3.92%

Total Debt	2,400,000	3.33%	2,406,364	2.91%
Less Current Portion	24,000		114,695

Total Long-Term Debt	$2,376,000		$2,291,669

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

On April 2, 2013, the Company refinanced its credit facilities pursuant to a Credit Agreement (the “New Credit Agreement”) among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, The Bank of Nova Scotia, as revolving agent, swingline lender and an issuing bank, and the other parties thereto. The New Credit Agreement provides for (a) a revolving credit facility (including swing line loans and letters of credit) in an initial aggregate principal amount of $250,000 that will mature on April 2, 2018 (the “Revolving Facility”), (b) an initial term B-1 loan credit facility in an aggregate principal amount of $300,000 that will mature on April 2, 2016 (the “Tranche B-1 Term Facility”) and (c) an initial term B-2 loan credit facility in an aggregate principal amount of $2,100,000 that will mature on April 2, 2020 (the “Tranche B-2 Term Facility”, and together with the Tranche B-1 Term Facility, the “Term Facilities”; the Term Facilities and Revolving Facility collectively, the “WWI Credit Facility”). In connection with this refinancing, the Company used the proceeds from borrowings under the Term Facilities to pay off a total of $2,399,904 of outstanding loans, consisting of $128,759 of Term B Loans, $110,602 of Term C Loans, $117,612 of Term D Loans, $1,125,044 of Term E Loans, $817,887 of Term F Loans, $21,247 of loans under the Revolver A-1 and $78,753 of loans under the Revolver A-2. Following the refinancing of a total of $2,399,904 of loans, at April 2, 2013, the Company had $2,400,000 debt outstanding under the Term Facilities and $248,848 of availability under the Revolving Facility. The Company incurred fees of approximately $45,000 during the second quarter of fiscal 2013 in connection with this refinancing. In the second quarter of fiscal 2013, the Company wrote-off fees associated with this refinancing which resulted in the Company recording a charge of $21,685 in early extinguishment of debt.

At June 29, 2013, the Company had $2,400,000 outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under the Revolving Facility. In addition, at June 29, 2013, the Revolving Facility had $1,152 in issued but undrawn letters of credit outstanding thereunder and $248,848 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) will be used for working capital and general corporate purposes.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Borrowings under the New Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. The applicable margin relating to both of the Term Facilities will increase by 25 basis points in the event that the Company receives a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s. The applicable margin relating to the Revolving Facility will fluctuate depending upon the Company’s total leverage ratio. At June 29, 2013, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 2.75% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At the Company’s total leverage ratio as of June 29, 2013, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.25% or base rate plus an applicable margin of 1.25%. On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon the Company’s total leverage ratio. At the Company’s total leverage ratio as of June 29, 2013, the commitment fee was 0.40% per annum. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

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

At June 29, 2013 and December 29, 2012, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The average interest rate on the Company’s debt, exclusive of the impact of swaps, was approximately 3.66% and 2.99% per annum at June 29, 2013 and December 29, 2012, respectively.

6.	Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Numerator:
Net income	$64,916	$77,462	$113,669	$132,067

Denominator:
Weighted average shares of common stock outstanding	56,045	56,505	55,923	64,924
Effect of dilutive common stock equivalents	280	636	353	729

Weighted average diluted common shares outstanding	56,325	57,141	56,276	65,653

Earnings per share
Basic	$1.16	$1.37	$2.03	$2.03

Diluted	$1.15	$1.36	$2.02	$2.01

The number of anti-dilutive common stock equivalents excluded from the calculation of weighted average shares for diluted EPS was 1,335 and 468 for the three months ended June 29, 2013 and June 30, 2012, respectively, and 1,275 and 389 for the six months ended June 29, 2013 and June 30, 2012, respectively.

7.	Stock Plans

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

8.	Income Taxes

The effective tax rate for both the three months and six months ended June 29, 2013 and June 30, 2012 was 38.5%. For both the three and six months ended June 29, 2013 and June 30, 2012, the primary differences between the US federal statutory tax rate and the Company’s effective tax rate were state income taxes and increases in valuation allowances, offset by lower rates in certain foreign jurisdictions.

9.	Legal

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

As of June 29, 2013 and June 30, 2012, the Company had in effect an interest rate swap with a notional amount totaling $468,750 and $697,750, respectively. In January 2009, the Company entered into a forward-

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. During the remaining term of this forward-starting interest rate swap, the notional amount will fluctuate, but will be no higher than the amount outstanding as of the end of the second quarter of fiscal 2013. The initial notional amount of this swap was $425,000 and the highest notional amount since its effective date was $755,000.

As of June 29, 2013 and June 30, 2012, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive income in the amounts of $3,502 ($5,740 before taxes) and $9,623 ($15,776 before taxes), respectively. Effective April 2, 2013, due to the Company’s debt refinancing, the Company ceased the application of hedge accounting for this swap. Accordingly, changes in the fair value of this swap have been recorded in earnings subsequent to April 2, 2013 and were immaterial for the three months ended June 29, 2013.

On July 26, 2013, in order to hedge an additional portion of its variable rate debt, the Company entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap is $1,500,000. During the term of this swap, the notional amount will decrease and the highest notional amount will be $1,500,000. This swap will qualify for hedge accounting, therefore, changes in the fair value of this swap will be recorded in accumulated other comprehensive income (loss).

The Company expects approximately $3,502 ($5,740 before taxes) of derivative losses included in accumulated other comprehensive income at June 29, 2013, based on current market rates, will be reclassified into earnings within the next seven months.

11.	Fair Value Measurements

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of June 29, 2013 and June 30, 2012, the fair value of the Company’s long-term debt was approximately $2,394,323 and $2,433,249, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 10 for disclosures related to derivative financial instruments.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap asset at June 29, 2013	$0	$0	$0	$0
Interest rate swap asset at December 29, 2012	$0	$0	$0	$0
Interest rate swap liability at June 29, 2013	$5,766	$0	$5,766	$0
Interest rate swap liability at December 29, 2012	$13,871	$0	$13,871	$0

12.	Accumulated Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income are as follows:

Changes in Accumulated Other Comprehensive Income by Component (a)

	Six Months Ended June 29, 2013
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments
			Total
Beginning Balance at December 29, 2012	$(6,602)	$19,461	$12,859

Other comprehensive loss before reclassifications, net of tax	(22)	(5,029)	(5,051)
Amounts reclassified from accumulated other comprehensive income, net of tax (b)	3,122	0	3,122

Net current period other comprehensive income (loss)	3,100	(5,029)	(1,929)

Ending Balance at June 29, 2013	$(3,502)	$14,432	$10,930

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Income (a)

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Other Comprehensive Income Components	Three Months Ended June 29, 2013	Six Months Ended June 29, 2013	Affected Line Item in the Statement Where Net Income is Presented

Loss on Qualifying Hedges
Interest rate contracts	$(2,460)	$(5,117)	Interest expense

	(2,460)	(5,117)	Income before income taxes
	959	1,995	Provision for income taxes

	$(1,501)	$(3,122)	Net income

(a)	Amounts in parentheses indicate debits to profit / loss

13.	Segment Data

The Company has two reportable segments: WWI and WW.com. WWI has multiple operating segments which have been aggregated into one reportable segment. WWI and WW.com are two separate and distinct businesses for which discrete financial information is available. This discrete financial information is maintained and managed separately and is reviewed regularly by the chief operating decision maker.

Information about the Company’s reportable segments is as follows:

	Three Months Ended June 29, 2013
	WWI	WW.com	Consolidated
Total revenue	$319,333	$145,796	$465,129

Depreciation and amortization	$10,220	$2,787	$13,007

Operating income	$60,731	$93,245	$153,976

Interest expense			26,856
Other income, net			(142)
Early extinguishment of debt			21,685
Provision for taxes			40,661

Net income			$64,916

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30, 2012
	WWI	WW.com	Consolidated
Total revenue	$348,525	$136,227	$484,752

Depreciation and amortization	$8,462	$2,375	$10,837

Operating income	$81,672	$71,836	$153,508

Interest expense			23,757
Other expense, net			3,796
Provision for taxes			48,493

Net income			$77,462

	Six Months Ended June 29, 2013
	WWI	WW.com	Consolidated
Total revenue	$664,109	$287,948	$952,057

Depreciation and amortization	$19,804	$5,472	$25,276

Operating income	$101,581	$155,514	$257,095

Interest expense			49,406
Other expense, net			1,154
Early extinguishment of debt			21,685
Provision for taxes			71,181

Net income			$113,669

	Six Months Ended June 30, 2012
	WWI	WW.com	Consolidated
Total revenue	$723,868	$264,419	$988,287

Depreciation and amortization	$15,937	$4,899	$20,836

Operating income	$138,986	$117,296	$256,282

Interest expense			36,924
Other expense, net			3,287
Early extinguishment of debt			1,328
Provision for taxes			82,676

Net income			$132,067

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Net income and earnings per fully diluted share are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis), and, with respect to the second quarter and first six months of fiscal 2013, as adjusted (on a non-GAAP basis) to exclude the impact of an early extinguishment of debt charge recorded in connection with our previously announced April 2, 2013 refinancing of our long-term debt. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the early extinguishment of debt charge. Our management believes these non-GAAP financial measures provide supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

RESULTS OF OPERATIONS

OVERVIEW

In the first half of fiscal 2013, revenues declined 4.0% as compared to the prior year period; however, lower marketing expenses in the first half of fiscal 2013, down 13.8% as compared to the prior year period, coupled with progress on our cost savings initiatives mitigated this revenue decline. Operating income in the second quarter of fiscal 2013 was essentially flat, increasing 0.3%, compared to the prior year period.

In fiscal 2012, total paid weeks continued to grow at a decelerating rate in each fiscal quarter versus the prior year period due to a challenging recruitment environment, particularly for our global meetings business. This challenging recruitment environment continued into fiscal 2013, with increased pressure on both the meetings and Online businesses, further deteriorating our trend in paid weeks. In the first quarter of fiscal 2013, total paid weeks were still above the prior year period, up 1.4%. However, in the second quarter of fiscal 2013, driven by this negative recruitment trend, paid weeks declined 2.5% as compared to the prior year period.

As we entered fiscal 2013, our meetings business active base was lower than the beginning of fiscal 2012. Conversely, though our active Online subscriber base had a declining growth trend throughout fiscal 2012, this subscriber base was higher at the beginning of fiscal 2013 than at the beginning of fiscal 2012. The difficult recruitment environment in the first half of fiscal 2013 had the impact of further reducing the active bases in both our businesses as we progressed through the first half of fiscal 2013. As a result, we expect that we will enter fiscal 2014 with lower active bases in both our meetings and Online businesses as compared to the beginning of fiscal 2013. Irrespective of recruitments for the remainder of fiscal 2013 and fiscal 2014, we expect the lower active bases in both our meetings and Online businesses to have a negative financial impact on our fiscal 2014 results.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 29, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

The table below sets forth selected financial information for the second quarter of fiscal 2013 from our consolidated statements of net income for the three months ended June 29, 2013 versus selected financial information for the second quarter of fiscal 2012 from our consolidated statements of net income for the three months ended June 30, 2012:

Summary of Selected Financial Data

	(in millions, except per share amounts)
	For the Three Months Ended
	June 29, 2013	June 30, 2012	Increase/ (Decrease)	% Change
Revenues, net	$465.1	$484.8	$(19.6)	(4.0%)

Cost of revenues	186.9	191.2	(4.3)	(2.3%)

Gross profit	278.2	293.5	(15.3)	(5.2%)
Gross Margin %	59.8%	60.6%

Marketing expenses	65.6	83.8	(18.2)	(21.7%)

Selling, general & administrative expenses	58.7	56.2	2.5	4.4%

Operating income	154.0	153.5	0.5	0.3%
Operating Income Margin %	33.1%	31.7%

Interest expense	26.9	23.8	3.1	13.0%
Other (income)/expense, net	(0.1)	3.8	(3.9)	(100.0%)
Early extinguishment of debt	21.7	—	21.7	100.0%

Income before income taxes	105.6	126.0	(20.4)	(16.2%)

Provision for income taxes	40.7	48.5	(7.8)	(16.2%)

Net income	$64.9	$77.5	$(12.5)	(16.2%)

Weighted average diluted shares outstanding	56.3	57.1	(0.8)	(1.4%)

Diluted EPS	$1.15	$1.36	$(0.20)	(15.0%)

Note: Totals may not sum due to rounding.

The following summary table sets forth a reconciliation of selected financial data for the three months ended June 29, 2013 on a comparable basis, after the adjustment for the impact of the early extinguishment of debt charge discussed above is reflected:

(in millions, except per share amounts)	Income Before Taxes	Provision for Income Taxes	Net Income	Diluted EPS
Second quarter of fiscal 2013	$105.6	$40.7	$64.9	$1.15

Adjustments to Reported Amounts(1)
Early extinguishment of debt charge	21.7	8.4	13.3	0.24

Total Adjustments	21.7	8.4	13.3	0.24

Second quarter of fiscal 2013, as adjusted(1)	$127.3	$49.1	$78.3	$1.39

Note: Totals may not sum due to rounding.

(1)	“As adjusted” is a non-GAAP financial measure that adjusts certain selected financial data for the second quarter of fiscal 2013. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Net revenues were $465.1 million in the second quarter of fiscal 2013, as compared to $484.8 million in the second quarter of fiscal 2012. Excluding the impact of foreign currency, which negatively impacted our revenues for the second quarter of fiscal 2013 by $0.6 million, net revenues in the second quarter of fiscal 2013 declined 3.9% versus the prior year period. The revenue decline in the second quarter of fiscal 2013 was driven by declines in the meetings business globally, most notably in the NACO and the UK meetings businesses. The decline in the NACO and UK meetings businesses was driven in large part by a lower incoming active base at the start of the second quarter of fiscal 2013 as compared to the start of the second quarter of fiscal 2012, as well as recruitment softness in the second quarter of fiscal 2013 caused by an inability to attract new members into the brand and, in the case of the United Kingdom, competitive pressure. Our Continental European meetings business, which cycled against a new program innovation and benefited from new marketing strategies in the prior year second quarter, also experienced a decline in revenue on a constant currency basis. These declines in the meetings businesses were partially offset by growth in WeightWatchers.com which, except for the US market, benefited from a higher active Online subscriber base at the start of the second quarter of fiscal 2013 as compared to the start of the second quarter of fiscal 2012.

The combination of the above factors also led to a 10.4% decline in global meeting paid weeks in the second quarter of fiscal 2013 versus the prior year period. With the benefit of starting the second quarter of fiscal 2013 with a higher active Online subscriber base, WeightWatchers.com experienced growth of 4.4% in Online paid weeks versus the prior year period. The increase in Online paid weeks did not fully offset the decline in meeting paid weeks, resulting in a 2.5% decrease in global paid weeks in the second quarter of fiscal 2013 versus the prior year period. Global attendance in the second quarter of fiscal 2013 declined 14.7% in comparison to the second quarter of fiscal 2012. We have been seeing a widening in the gap between attendance and paid weeks, which is a natural function of the increase in the average tenure of our Monthly Pass active base. Our end of period active Online subscriber base increased 1.4% in the second quarter of fiscal 2013 versus the prior year period but was negatively impacted by recruitment weakness with declines in US recruitment levels in the first half of fiscal 2013 and, to a lesser extent, in UK recruitment levels in the second quarter of fiscal 2013 as compared to the prior year period.

Gross Profit and Operating Income

Gross profit for the second quarter of fiscal 2013 of $278.2 million decreased $15.3 million, or 5.2%, from $293.5 million in the second quarter of fiscal 2012. Excluding the impact of foreign currency, which negatively impacted gross profit for the second quarter of fiscal 2013 by $0.3 million, gross profit in the second quarter of fiscal 2013 decreased by $15.0 million, or 5.1%, versus the prior year period. Operating income for the second quarter of fiscal 2013 was $154.0 million, an increase of $0.5 million, or 0.3%, from $153.5 million in the second quarter of fiscal 2012. Excluding the impact of foreign currency which negatively impacted operating income for the second quarter of fiscal 2013 by $0.1 million, operating income in the second quarter of fiscal 2013 increased by $0.4 million, or 0.3%, versus the prior year period. This increase in operating income was primarily the result of more efficient spending in marketing in the second quarter of fiscal 2013 versus the prior year period, driven by a combination of the absence of a Weight Watchers Online US men’s specific marketing campaign for the second quarter of fiscal 2013 and achieving lower and more efficient digital marketing spend in the United States. Our gross margin in the second quarter of fiscal 2013 decreased to 59.8% from 60.6% in the second quarter of fiscal 2012, and operating income margin in the second quarter of fiscal 2013 increased to 33.1% from 31.7% in the second quarter of fiscal 2012. See “—Components of Expenses and Margins” for additional details.

Net Income and Earnings Per Share

Net income in the second quarter of fiscal 2013 declined 16.2% from $77.5 million in the second quarter of fiscal 2012 to $64.9 million. Despite the increase in operating income, a charge of $21.7 million in early extinguishment of debt and higher interest expense related to our debt refinancing further reduced net income in the second quarter of fiscal 2013. These two items were partially offset by a write-off of an investment in the second quarter of fiscal 2012 which lowered net income in that period. Earnings per fully diluted share, or EPS, in the second quarter of fiscal 2013 were $1.15, a decrease of $0.20 from $1.36 in the second quarter of fiscal 2012. Excluding this early extinguishment of debt charge (after tax), net income was $78.3 million and EPS was $1.39 in the second quarter of fiscal 2013.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, Internet revenues, products sold in meetings and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Meeting Fees

Global meeting fees for the second quarter of fiscal 2013 were $231.2 million, a decrease of $17.3 million, or 7.0%, from $248.5 million in the prior year period. Excluding the impact of foreign currency, which decreased our global meeting fees for the second quarter of fiscal 2013 by $0.3 million, global meeting fees in the second quarter of fiscal 2013 decreased by 6.9% versus the prior year period. The decline in meeting fees was driven by a 10.4% decline in global meeting paid weeks in the second quarter of fiscal 2013 to 24.2 million from 27.0 million in the prior year period. The decline in meeting paid weeks was driven by a lower meetings active base at the beginning of the second quarter of fiscal 2013 versus the beginning of the second quarter of fiscal 2012 as well as by the lower enrollments in the second quarter of fiscal 2013 as compared to the prior year period. The negative impact of lower global meeting paid weeks was mitigated by higher meeting fees per paid week which increased 3.9% in the second quarter of fiscal 2013 as compared to the prior year period. This increase in meeting fees per paid week was driven primarily by price increases in both NACO and the United Kingdom and a more discounted offer in NACO in the prior year period that was not repeated in the second quarter of fiscal 2013. Global attendance decreased 14.7% to 11.9 million in the second quarter of fiscal 2013 from 13.9 million in the second quarter of fiscal 2012.

In NACO, meeting fees in the second quarter of fiscal 2013 were $161.1 million, a decrease of $12.2 million, or 7.1%, from $173.3 million in the second quarter of fiscal 2012. The decline in meeting fees was driven primarily by a 10.0% decline in NACO meeting paid weeks from 17.9 million in the second quarter of fiscal 2012 to 16.1 million in the second quarter of fiscal 2013. The decline in meeting paid weeks primarily resulted from the lower meetings active base at the beginning of the second quarter of fiscal 2013 versus the beginning of the second quarter of fiscal 2012 as well as by lower enrollments in the second quarter of fiscal 2013 versus the prior year period. Lower enrollments in the second quarter of fiscal 2013 were driven by difficulty in attracting members to our brand. Although we introduced our new Weight Watchers 360° program in December 2012, this new program was not as effective in driving consumer trial as our PointsPlus innovation. Partially offsetting the decline in NACO meeting fees was a 3.3% increase in meeting fees per paid week in the second quarter of fiscal 2013 as compared to the prior year period. This increase in meeting fees per paid week was driven in part by a 2011 US price increase for new members, the impact of which was more significant in fiscal 2013 due to the cycling of new members throughout 2012. In addition, this increase in meeting fees per paid week was driven by a more discounted offer in the United States in the second quarter of fiscal 2012 that was not repeated in the second quarter of fiscal 2013. In the second quarter of fiscal 2013, NACO attendance decreased 14.5% to 7.5 million from 8.8 million in the second quarter of fiscal 2012. The Company completed three franchise acquisitions in NACO in the second half of fiscal 2012 as well as a fourth franchise acquisition in March 2013. These franchise acquisitions benefitted NACO meeting fees in the second quarter of fiscal 2013 by approximately 2.2%.

International meeting fees in the second quarter of fiscal 2013 were $70.1 million, a decrease of $5.1 million, or 6.8%, from $75.2 million in the prior year period. Excluding the impact of foreign currency, which decreased international meeting fees for the second quarter of fiscal 2013 by $0.1 million, international meeting fees declined by 6.7% in the second quarter of fiscal 2013 versus the prior year period. In the second quarter of fiscal 2013, the decline in meeting fees was driven by an 11.2% decline in international meeting paid weeks in the quarter versus the prior year period. Meeting paid weeks performance in the second quarter of fiscal 2013 was driven by declines in enrollments in most of our international markets in the quarter versus the prior year period. Partially offsetting the decline in international meeting fees was a 5.0% increase in meeting fees per paid week. This increase in meeting fees per paid week was driven primarily by a UK price increase in the third quarter of fiscal 2012 for all members. International attendance decreased by 14.8% in the second quarter of fiscal 2013 versus the prior year period.

In the second quarter of fiscal 2013, UK meeting fees decreased by 14.5% to $23.1 million from $27.0 million in the second quarter of fiscal 2012. Excluding the impact of foreign currency, which decreased UK meeting fees for the second quarter of fiscal 2013 by $0.7 million, UK meeting fees declined by 11.8% in the second quarter of fiscal 2013 versus the prior year period. Second quarter fiscal 2013 meeting fees were driven lower primarily by a decline of 19.0% in UK meeting paid weeks versus the prior year period. Meeting paid weeks performance in the second quarter of fiscal 2013 was driven by the lower meetings active base at the beginning of the second quarter of fiscal 2013 versus the beginning of the second quarter of fiscal 2012 coupled with lower enrollments in the period as compared to enrollment levels in the prior year period. In the second quarter of fiscal 2013, local competition in the United Kingdom contributed to the decline in enrollments. Partially offsetting the decline in UK meeting fees was a 5.6% increase in meeting fees per paid week. This increase in meeting fees per paid week was driven primarily by a UK price increase in the third quarter of fiscal 2012 for all members. UK attendance decreased by 20.3% in the second quarter of fiscal 2013 versus the prior year period.

Meeting fees in Continental Europe in the second quarter of fiscal 2013 were $37.9 million, an increase of $0.4 million, or 1.0%, from $37.5 million in the second quarter of fiscal 2012. Excluding the impact of foreign currency, which increased Continental European meeting fees in the second quarter of fiscal 2013 by $0.7 million, Continental European meeting fees decreased by 0.8% in the second quarter of fiscal 2013 as compared to the prior year period. The decrease in meeting fees on a constant currency basis was driven by a decrease of 1.6% in Continental European meeting paid weeks in the second quarter of fiscal 2013 versus the prior year period. The decrease in meeting paid weeks was driven by lower enrollments in the second quarter of fiscal 2013 as compared to the prior year period. These lower enrollments were the result of cycling against the successful launch of the new program and new advertising campaigns in the prior year period. In Continental Europe, attendance decreased by 6.7% in the second quarter of fiscal 2013 versus the prior year period.

In-Meeting Product Sales

Global in-meeting product sales for the second quarter of fiscal 2013 were $57.3 million, a decrease of $7.2 million, or 11.2%, from $64.5 million in the second quarter of fiscal 2012. Excluding the impact of foreign currency, which decreased global in-meeting product sales for the second quarter of fiscal 2013 by $0.1 million, global in-meeting product sales in the second quarter of fiscal 2013 declined 11.0% versus the prior year period. This decrease resulted primarily from a 14.7% decline in global meeting attendance in the second quarter of fiscal 2013 versus the prior year period. Slightly offsetting this decline was an increase in product sales per attendee in the second quarter of fiscal 2013 versus the prior year period. On a per attendee basis, in the second quarter of fiscal 2013, global in-meeting product sales increased 4.1%, or 4.3% on a constant currency basis, versus the prior year period. This increase in global in-meeting product sales per attendee in the second quarter of fiscal 2013 was driven by strong per attendee sales of the new ActiveLink product in NACO and consumables and cookbooks in Continental Europe.

In NACO, second quarter fiscal 2013 in-meeting product sales of $32.5 million decreased by $3.2 million, or 8.9%, versus the prior year period. This decrease resulted primarily from a 14.5% attendance decline in the second quarter of fiscal 2013 as compared to the prior year period. In-meeting product sales per attendee increased by 6.6% in the second quarter of fiscal 2013 versus the prior year period as strong sales of the new ActiveLink product more than offset the decline in sales of electronics, cookbooks and non-consumable products.

International in-meeting product sales were $24.8 million in the second quarter of fiscal 2013, a decrease of 14.0%, or 13.6% on a constant currency basis, versus the prior year period. This decrease was driven primarily by an attendance decline of 14.8% in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012, which was largely driven by the United Kingdom. In-meeting product sales per attendee in the second quarter of fiscal 2013 increased by 1.0%, or 1.4% on a constant currency basis, as compared to the prior year period. This increase was the result of strong sales of consumables and cookbooks in some of our Continental European markets driven in part by new product introductions and successful promotions.

Internet Revenues

Internet revenues, which include subscription revenues from sales of our Weight Watchers Online and Weight Watchers eTools products as well as Internet advertising revenues, increased $8.9 million, or 6.6%, to $144.5 million in the second quarter of fiscal 2013 from $135.6 million in the second quarter of fiscal 2012. Foreign currency had a de minimis impact on Internet revenues in the second quarter of fiscal 2013. This increase in Internet revenues was driven by the higher active Online subscriber base at the start of the second quarter of fiscal 2013, up 6.2%, versus the beginning of the second quarter of fiscal 2012, and effective marketing campaigns in Continental Europe contributed to Online paid weeks growth of 4.4% in the second quarter of fiscal 2013 versus the prior year period. This growth in Internet revenues was a deceleration from the period-over-period increase of 10.9% experienced in the first quarter of fiscal 2013 as compared to the prior year period. This deceleration was driven by declining sign-ups in the US business which continued through the second quarter, as the commercial weight loss category continued to be impacted by increasing consumer trial of activity monitors and free apps. End of period active Online subscribers increased by 1.4% to 2.3 million at the end of the second quarter of fiscal 2013 as compared to the end of the second quarter of fiscal 2012.

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $32.1 million for the second quarter of fiscal 2013, a decrease of $4.0 million, or 11.0%, from $36.1 million for the second quarter of fiscal 2012. Excluding the impact of foreign currency, which decreased other revenues for the second quarter of fiscal 2013 by $0.2 million, other revenues were 10.5% lower in the second quarter of fiscal 2013 compared to the prior year period. Franchise commissions and sales of products to our franchisees declined in the aggregate by 33.0%, or 31.3% on a constant currency basis, in the second quarter of fiscal 2013 versus the prior year period. Our by mail product sales and revenues from our publications also declined in the aggregate by 2.9%, or 2.7% on a constant currency basis, in the second quarter of fiscal 2013 versus the prior year period. Global licensing revenues decreased by 10.1%, or 9.7% on a constant currency basis, in the second quarter of fiscal 2013 versus the prior year period. Included in global licensing revenues in the second quarter of fiscal 2012 was a $2.0 million one-time termination fee which benefited that quarter. Excluding this one-time termination fee, global licensing revenues in the second quarter of fiscal 2013 increased 2.0% versus the prior year period.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Total cost of revenues in the second quarter of fiscal 2013 was $186.9 million, a decline of $4.3 million, or 2.3%, from $191.2 million in the prior year period. Cost of revenues declined at a faster pace than revenues due to the continued shift of revenue towards the higher margin WeightWatchers.com business. Gross profit in the second quarter of fiscal 2013 of $278.2 million decreased $15.3 million, or 5.2%, from $293.5 million in the second quarter of fiscal 2012. Gross margin in the second quarter of fiscal 2013 was 59.8%, as compared to 60.6% in the second quarter of fiscal 2012. Gross margin compression was driven by the decline in gross margin in both the meetings business and the WeightWatchers.com business. The decline in the meetings business gross margin was driven by the lower average number of members per meeting as well as higher product reserves and vendor costs partially offset by price increases taken in some of our markets. The decline in the WeightWatchers.com business gross margin was driven primarily by the change in cost allocations for call center and technology expenses. This margin compression was partially offset by the shift of revenue towards the higher margin WeightWatchers.com business.

Marketing

Marketing expenses for the second quarter of fiscal 2013 were $65.6 million, a decrease of $18.2 million, or 21.7%, versus the second quarter of fiscal 2012. Excluding the impact of foreign currency, which decreased marketing expenses for the second quarter of fiscal 2013 by $0.2 million, marketing expenses were 21.5% lower in the second quarter of fiscal 2013 compared to the prior year period. The decline was driven by the absence of a Weight Watchers Online US men’s specific marketing campaign in the second quarter of fiscal 2013 and achieving lower and more efficient digital marketing spend in the United States. Marketing expenses as a percentage of revenue were 14.1% in the second quarter of fiscal 2013 as compared to 17.3% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $58.7 million for the second quarter of fiscal 2013 versus $56.2 million for the second quarter of fiscal 2012, an increase of $2.5 million, or 4.4%. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the second quarter of fiscal 2013 by $0.1 million, second quarter of fiscal 2013 selling, general and administrative expenses increased by 4.5% versus the second quarter of fiscal 2012. The increase in expenses was primarily related to higher bonus expense (as the prior year period included a bonus reversal), higher salaries in support of our Health Solutions initiative and costs related to our acquisitions. These higher expenses were partially offset by lower stock compensation expenses and legal expenses. Selling, general and administrative expenses as a percentage of revenue for the second quarter of fiscal 2013 increased to 12.6% from 11.6% for the second quarter of fiscal 2012.

Operating Income Margin

Our operating income margin in the second quarter of fiscal 2013 increased to 33.1% from 31.7% in the second quarter of fiscal 2012. This increase in operating income margin was primarily driven by the absence of a Weight Watchers Online US men’s specific marketing campaign in the second quarter of fiscal 2013 and achieving lower and more efficient digital marketing spend in the United States in the second quarter of fiscal 2013 versus the second quarter of fiscal 2012. In the second quarter of fiscal 2013, marketing expenses decreased as a percentage of revenue, but this decrease was slightly offset by the increase in selling, general and administrative expenses as a percentage of revenue as compared to the prior year period.

Interest Expense

Interest expense was $26.9 million for the second quarter of fiscal 2013, an increase of $3.1 million, or 13.0%, from $23.8 million in the second quarter of fiscal 2012. The increase was primarily driven by higher interest rates on our debt. The effective interest rate on our debt increased by 0.68% to 3.65% in the second quarter of fiscal 2013 from 2.97% in second quarter of fiscal 2012. Our average debt outstanding decreased by $44.4 million to $2,413.7 million in the second quarter of fiscal 2013 from $2,458.1 million in the second quarter of fiscal 2012. Interest expense was partially offset by a decrease in the notional value of our interest rate swap, which resulted in a higher effective interest rate of 4.07% in the second quarter of fiscal 2013, as compared to 3.53% in the second quarter of fiscal 2012.

Other Income and Expense

The Company incurred $0.1 million of other income in the second quarter of fiscal 2013 as compared to $3.8 million of other expense in the prior year period; while both years include the impact of foreign currency on intercompany transactions, the prior year fiscal quarter also includes $2.4 million of expense resulting from the write-off associated with an investment.

Early Extinguishment of Debt

In the second quarter of fiscal 2013, we wrote-off $21.7 million of fees in connection with the refinancing of our debt that we recorded as an early extinguishment of debt charge.

Tax

Our effective tax rate was 38.5% in both the second quarter of fiscal 2013 and the second quarter of fiscal 2012.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 29, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

The table below sets forth selected financial information for the first six months of fiscal 2013 from our consolidated statements of net income for the six months ended June 29, 2013 versus selected financial information for the first six months of fiscal 2012 from our consolidated statements of net income for the six months ended June 30, 2012:

Summary of Selected Financial Data

	(in millions, except per share amounts)
	For the Six Months Ended
	2013	2012	Increase/ (Decrease)	% Change
Revenues, net	$952.1	$988.3	$(36.2)	(3.7%)

Cost of revenues	393.7	406.4	(12.7)	(3.1%)

Gross profit	558.4	581.9	(23.5)	(4.0%)
Gross Margin %	58.7%	58.9%

Marketing expenses	184.5	214.1	(29.6)	(13.8%)

Selling, general & administrative expenses	116.8	111.5	5.3	4.8%

Operating income	257.1	256.3	0.8	0.3%
Operating Income Margin %	27.0%	25.9%

Interest expense	49.4	36.9	12.5	33.8%
Other expense, net	1.2	3.3	(2.1)	(64.9%)
Early extinguishment of debt	21.7	1.3	20.4	100.0%

Income before income taxes	184.9	214.7	(29.9)	(13.9%)

Provision for income taxes	71.2	82.7	(11.5)	(13.9%)

Net income	$113.7	$132.1	$(18.4)	(13.9%)

Weighted average diluted shares outstanding	56.3	65.7	(9.4)	(14.3%)

Diluted EPS	$2.02	$2.01	$0.01	0.4%

Note: Totals may not sum due to rounding.

The following summary table sets forth a reconciliation of selected financial data for the six months ended June 29, 2013 on a comparable basis, after the adjustment for the impact of the early extinguishment of debt charge discussed above is reflected:

(in millions, except per share amounts)	Income Before Taxes	Provision for Income Taxes	Net Income	Diluted EPS
Six months of fiscal 2013	$184.9	$71.2	$113.7	$2.02

Adjustments to Reported Amounts(1)
Early extinguishment of debt charge	21.7	8.4	13.3	0.24

Total Adjustments	21.7	8.4	13.3	0.24

Six months of fiscal 2013, as adjusted(1)	$206.5	$79.6	$127.0	$2.26

Note: Totals may not sum due to rounding.

(1)	“As adjusted” is a non-GAAP financial measure that adjusts certain selected financial data for the six months ended June 29, 2013. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Net revenues were $952.1 million in the first six months of fiscal 2013, as compared to $988.3 million in the first six months of fiscal 2012. Excluding the impact of foreign currency, which negatively impacted our revenues for the first six months of fiscal 2013 by $1.2 million, net revenues in the first six months of fiscal 2013 declined 3.5% versus the prior year period. The revenue decline in the first six months of fiscal 2013 was driven by declines in the meetings business globally, most notably in the NACO and the UK meetings businesses. The decline in the NACO and UK meetings businesses was driven in large part by a lower incoming active base at the start of fiscal 2013 as compared to the start of fiscal 2012, as well as recruitment softness in the first six months of fiscal 2013 caused by an inability to attract new members into the brand and, in the case of the United Kingdom, competitive pressure and a difficult macroeconomic environment. Additionally, our Continental European meetings business, which cycled against a new program innovation and benefited from new marketing strategies in the prior year first six months, also experienced a decline in meetings revenue on a constant currency basis. These declines in the meetings businesses were partially offset by growth in WeightWatchers.com which benefited from a higher active Online subscriber base at the start of fiscal 2013 as compared to the start of fiscal 2012.

The combination of the above factors also led to a 9.3% decline in global meeting paid weeks in the first six months of fiscal 2013 versus the prior year period. With the benefit of starting fiscal 2013 with a higher active Online subscriber base, WeightWatchers.com experienced growth of 7.3% in Online paid weeks versus the prior year period. The increase in Online paid weeks did not fully offset the decline in meeting paid weeks, resulting in a 0.6% decrease in global paid weeks in the first six months of fiscal 2013 versus the prior year period. Global attendance in the first six months of fiscal 2013 declined 16.1% in comparison to the first six months of fiscal 2012. We have been seeing a widening in the gap between attendance and paid weeks, which is a natural function of the increase in the average tenure of our Monthly Pass active base. Our end of period active Online subscriber base increased 1.4% in the first six months of fiscal 2013 versus the prior year period but was negatively impacted by recruitment weakness particularly in the United States.

Gross Profit and Operating Income

Gross profit for the first six months of fiscal 2013 of $558.4 million decreased $23.5 million, or 4.0%, from $581.9 million in the first six months of fiscal 2012. Excluding the impact of foreign currency which negatively impacted gross profit for the first six months of fiscal 2013 by $0.6 million, gross profit in the first six months of fiscal 2013 decreased by $22.9 million, or 3.9%, versus the prior year period.

Operating income for the first six months of fiscal 2013 was $257.1 million, an increase of $0.8 million, or 0.3%, from $256.3 million in the first six months of fiscal 2012. Excluding the impact of foreign currency which negatively impacted operating income for the first six months of fiscal 2013 by

$0.7 million, operating income in the first six months of fiscal 2013 increased by $1.5 million, or 0.6%, versus the prior year period. This increase in operating income was primarily the result of more efficient spending in marketing in the first six months of fiscal 2013 versus the prior year period, driven by a combination of the absence of a Weight Watchers Online US men’s specific marketing campaign for the first six months of fiscal 2013 and achieving lower and more efficient digital marketing spend in the United States. Our gross margin in the first six months of fiscal 2013 decreased to 58.7% from 58.9% in the first six months of fiscal 2012, and operating income margin in the first six months of fiscal 2013 increased to 27.0% from 25.9% in the first six months of fiscal 2012. See “—Components of Expenses and Margins” for additional details.

Net Income and Earnings Per Share

Net income in the first six months of fiscal 2013 declined 13.9% from $132.1 million in the first six months of fiscal 2012 to $113.7 million. Despite the increase in operating income, a charge of $21.7 million in early extinguishment of debt and higher interest expense resulting from our financing of our repurchase of shares in the Tender Offer (defined below) and related share repurchase from Artal Holdings (defined below) further reduced net income in the first six months of fiscal 2013. Excluding this early extinguishment of debt charge (after tax), net income was $127.0 million in the first six months of fiscal 2013.

EPS in the first six months of fiscal 2013 was $2.02, an increase of $0.01 from $2.01 in the first six months of fiscal 2012. Excluding this early extinguishment of debt charge, EPS was $2.26 in the first six months of fiscal 2013. EPS in the first six months of fiscal 2013 benefited from our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings as our weighted average diluted shares outstanding for the first six months of fiscal 2013 decreased to 56.3 million from 65.7 million in the prior year period. See “—Liquidity and Capital Resources—Dividends and Stock Transactions” for a description of the Tender Offer and related share repurchase from Artal Holdings.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, Internet revenues, products sold in meetings and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Meeting Fees

Global meeting fees for the first six months of fiscal 2013 were $467.2 million, a decrease of $33.9 million, or 6.8%, from $501.0 million in the prior year period. Excluding the impact of foreign currency, which decreased our global meeting fees for the first six months of fiscal 2013 by $0.7 million, global meeting fees in the first six months of fiscal 2013 decreased by 6.6% versus the prior year period. The decline in meeting fees was driven by a 9.3% decline in global meeting paid weeks in the first six months of fiscal 2013 to 48.5 million from 53.4 million in the prior year period. The decline in meeting paid weeks was driven by a lower meetings active base at the beginning of the first six months of fiscal 2013 versus the beginning of the first six months of fiscal 2012 as well as by the lower enrollments in the first six months of fiscal 2013 as compared to the prior year period. The negative impact of lower global meeting paid weeks was mitigated by higher meeting fees per paid week which increased 2.8% in the first six months of fiscal 2013 as compared to the prior year period. This increase in meeting fees per paid week was driven primarily by price increases in both NACO and the United Kingdom and a more discounted offer in NACO in the prior year period that was not repeated in the first six months of fiscal 2013. Global attendance decreased 16.1% to 24.9 million in the first six months of fiscal 2013 from 29.7 million in the first six months of fiscal 2012.

In NACO, meeting fees in the first six months of fiscal 2013 were $327.1 million, a decrease of $21.4 million, or 6.1%, from $348.5 million in the first six months of fiscal 2012. The decline in meeting fees was driven primarily by an 8.3% decline in NACO meeting paid weeks from 35.2 million in the first six months of fiscal 2012 to 32.3 million in the first six months of fiscal 2013. The decline in meeting paid weeks primarily resulted from the lower meetings active base at the beginning of the first six months of fiscal 2013 versus the beginning of the first six months of fiscal 2012 as well as by lower enrollments in the first six months of fiscal 2013 versus the prior year period. Lower enrollments in the first six months of fiscal 2013 were driven by a difficult macroeconomic environment in the United States as well as difficulty in attracting members to our brand. Although we introduced our new Weight Watchers 360° program in December 2012, this new program was not as effective in driving consumer trial as our PointsPlus innovation. Partially offsetting the decline in NACO meeting fees was a 2.3% increase in meeting fees per paid week in the first six months of fiscal 2013 as compared to the prior year period. This increase in meeting fees per paid week was driven in part by a 2011 US price increase for new members, the impact of which was more significant in fiscal 2013 due to the cycling of new members throughout 2012. In addition, this increase in meeting fees per paid week was driven by a more discounted offer in the United States in the spring of fiscal 2012 that was not repeated in the spring of fiscal 2013. In the first six months of fiscal 2013, NACO attendance decreased 15.3% to 15.7 million from 18.6 million in the first six months of fiscal 2012. The Company completed three franchise acquisitions in NACO in the second half of fiscal 2012 as well as a fourth franchise acquisition in March 2013. These franchise acquisitions benefitted NACO meeting fees in the first six months of fiscal 2013 by approximately 1.9%.

International meeting fees in the first six months of fiscal 2013 were $140.1 million, a decrease of $12.5 million, or 8.2%, from $152.5 million in the prior year period. Excluding the impact of foreign currency, which decreased international meeting fees for the first six months of fiscal 2013 by $0.4 million, international meeting fees declined by 7.9% in the first six months of fiscal 2013 versus the prior year period. In the first six months of fiscal 2013, the decline in meeting fees was driven by an 11.3% decline in international meeting paid weeks in the quarter versus the prior year period. Meeting paid weeks performance in the first six months of fiscal 2013 was driven by declines in enrollments in most of our international markets in the first six months of fiscal 2013 versus the prior year period. Partially offsetting the decline in international meeting fees was a 3.5% increase in meeting fees per paid week. This increase in meeting fees per paid week was driven primarily by a UK price increase in the third quarter of fiscal 2012 for all members. International attendance decreased by 17.6% in the first six months of fiscal 2013 versus the prior year period.

In the first six months of fiscal 2013, UK meeting fees decreased by 16.1% to $46.6 million from $55.6 million in the first six months of fiscal 2012. Excluding the impact of foreign currency, which decreased UK meeting fees for the first six months of fiscal 2013 by $1.1 million, UK meeting fees declined by 14.2% in the first six months of fiscal 2013 versus the prior year period. First six months fiscal 2013 meeting fees were driven lower primarily by a decline of 18.4% in UK meeting paid weeks versus the prior year period. Meeting paid weeks performance in the first six months of fiscal 2013 was driven by the lower meetings active base at the beginning of the first six months of fiscal 2013 versus the beginning of the first six months of fiscal 2012 coupled with lower enrollments in the period as compared to enrollment levels in the prior year period. In the first six months of fiscal 2013, weak macroeconomic trends in the United Kingdom, as well as local competition, contributed to the decline in enrollments. Partially offsetting the decline in UK meeting fees was a 2.9% increase in meeting fees per paid week. This increase in meeting fees per paid week was driven primarily by a UK price increase in the third quarter of fiscal 2012 for all members. UK attendance decreased by 23.3% in the first six months of fiscal 2013 versus the prior year period.

Meeting fees in Continental Europe in the first six months of fiscal 2013 were $74.6 million, an increase of $0.4 million, or 0.5%, from $74.2 million in the first six months of fiscal 2012. Excluding the impact of foreign currency, which increased Continental European meeting fees in the first six months of fiscal 2013 by $0.8 million, Continental European meeting fees decreased by 0.6% in the first six months of fiscal 2013 as compared to the prior year period. The decrease in meeting fees on a constant currency basis was driven by a decrease of 1.3% in Continental European meeting paid weeks in the first six months of fiscal 2013 versus the prior year period. The decrease in meeting paid weeks was driven by lower enrollments in the first six months of fiscal 2013 as compared to the prior year period. These lower enrollments were the result of cycling against the successful launch of the new program and the new advertising campaigns in the prior year period. However, the impact of enrollments on meeting paid weeks was minimized by the higher meetings active base at the beginning of the first six months of fiscal 2013 versus the beginning of the first six months of fiscal 2012. In Continental Europe, attendance decreased by 8.9% in the first six months of fiscal 2013 versus the prior year period.

In-Meeting Product Sales

Global in-meeting product sales for the first six months of fiscal 2013 were $131.5 million, a decrease of $20.1 million, or 13.3%, from $151.7 million in the first six months of fiscal 2012. Excluding the impact of foreign currency, which decreased global in-meeting product sales for the first six months of fiscal 2013 by $0.2 million, global in-meeting product sales in the first six months of fiscal 2013 declined 13.1% versus the prior year period. This decrease resulted primarily from a 16.1% decline in global meeting attendance in the first six months of fiscal 2013 versus the prior year period. Slightly offsetting this decline was an increase in product sales per attendee in the first six months of fiscal 2013 versus the prior year period. On a per attendee basis, in the first six months of fiscal 2013, global in-meeting product sales increased 3.4%, or 3.6% on a constant currency basis, versus the prior year period. This increase in global in-meeting product sales per attendee in the first six months of fiscal 2013 was driven by strong per attendee sales of consumables across Continental Europe and the new ActiveLink product in NACO.

In NACO, first six months fiscal 2013 in-meeting product sales of $75.2 million decreased by $10.7 million, or 12.5%, versus the prior year period. This decrease resulted primarily from a 15.3% attendance decline in the first six months of fiscal 2013 as compared to the prior year period. In-meeting product sales per attendee increased by 3.3% in the first six months of fiscal 2013 versus the prior year period as strong sales of the new ActiveLink product more than offset the decline in sales of consumables and electronics.

International in-meeting product sales were $56.3 million in the first six months of fiscal 2013, a decrease of 14.3%, or 14.1% on a constant currency basis, versus the prior year period. This decrease was driven primarily by an attendance decline of 17.6% in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012, which was largely driven by the United Kingdom. In-meeting product sales per attendee in the first six months of fiscal 2013 increased by 3.9%, or 4.2% on a constant currency basis, as compared to the prior year period. This increase was the result of strong sales of consumables in Continental Europe driven in part by new product introductions and successful promotions.

Internet Revenues

Internet revenues, which include subscription revenues from sales of our Weight Watchers Online and Weight Watchers eTools products as well as Internet advertising revenues, increased $22.7 million, or 8.7%, to $285.3 million in the first six months of fiscal 2013 from $262.5 million in the first six months of fiscal 2012. Foreign currency had a de minimis impact on Internet revenues for the first six months of fiscal 2013. This increase was driven by the higher active Online subscriber base at the start of the first six months of fiscal 2013, up 18.0%, versus the beginning of the first six months of fiscal 2012, and effective marketing campaigns in Continental Europe contributed to Online paid weeks growth of 7.3% in the first six months of fiscal 2013 versus the prior year period. However, the growth trend of Online paid weeks slowed in the first six months of fiscal 2013. This deceleration was driven by declining sign-ups in the US business which continued through the first six months, as the commercial weight loss category continued to be impacted by increasing consumer trial of activity monitors and free apps. End of period active Online subscribers increased by 1.4% to 2.3 million at the end of the first six months of fiscal 2013 as compared to the end of the first six months of fiscal 2012.

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $68.1 million for the first six months of fiscal 2013, a decrease of $5.0 million, or 6.8%, from $73.1 million for the first six months of fiscal 2012. Excluding the impact of foreign currency, which decreased other revenues for the first six months of fiscal 2013 by $0.3 million, other revenues were 6.5% lower in the first six months of fiscal 2013 compared to the prior year period. Franchise commissions and sales of products to our franchisees declined in the aggregate by 30.1%, or 29.3% on a constant currency basis, in the first six months of fiscal 2013 versus the prior year period. Our by mail product sales and revenues from our publications also declined in the aggregate by 4.5%, or 4.4% on a constant currency basis, in the first six months of fiscal 2013 versus the prior year period. Global licensing revenues increased by 0.6%, or 1.0% on a constant currency basis, in the first six months of fiscal 2013 versus the prior year period. Included in global licensing revenues in the first six months of fiscal 2012 was a $2.0 million one-time termination fee which benefited that period. Excluding this one-time termination fee, global licensing revenues in the first six months of fiscal 2013 increased 7.1%, or 7.6% on a constant currency basis, versus the prior year period.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Total cost of revenues in the first six months of fiscal 2013 was $393.7 million, a decline of $12.7 million, or 3.1%, from $406.4 million in the prior year period. Cost of revenues declined at a faster pace than revenues due to the continued shift of revenue towards the higher margin WeightWatchers.com business. Gross profit in the first six months of fiscal 2013 of $558.4 million decreased $23.5 million, or 4.0%, from $581.9 million in the first six months of fiscal 2012. Gross margin in the first six months of fiscal 2013 was 58.7%, as compared to 58.9% in the first six months of fiscal 2012. Gross margin compression was driven primarily by the decline in the meetings business gross margin. The decline in the meetings business gross margin was driven by the lower average number of members per meeting and higher product reserves partially offset by price increases taken in some of our markets. The WeightWatchers.com business gross margin also declined in the first six months of fiscal 2013 driven primarily by the change in cost allocations for call center and technology expenses. This margin compression was partially offset by the shift of revenue towards the higher margin WeightWatchers.com business.

Marketing

Marketing expenses for the first six months of fiscal 2013 were $184.5 million, a decrease of $29.6 million, or 13.8%, versus the first six months of fiscal 2012. Excluding the impact of foreign currency, which increased marketing expenses for the first six months of fiscal 2013 by $0.2 million, marketing expenses were 13.9% lower in the first six months of fiscal 2013 compared to the prior year period. The decline was driven by the absence of a Weight Watchers Online US men’s specific marketing campaign in the first six months of fiscal 2013 and achieving lower and more efficient digital marketing spend in the United States. Marketing expenses as a percentage of revenue were 19.4% in the first six months of fiscal 2013 as compared to 21.7% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $116.8 million for the first six months of fiscal 2013 versus $111.5 million for the first six months of fiscal 2012, an increase of $5.3 million, or 4.8%. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first six months of fiscal 2013 by $0.1 million, first six months of fiscal 2013 selling, general and administrative expenses increased by 4.9% versus the first six months of fiscal 2012. The increase in expenses was primarily related to higher bonus expenses (as the prior year period included a bonus reversal), higher salaries in support of our Health Solutions initiative, costs related to our acquisitions and investments in technology for the development of our mobile, field systems and customer relationship management platforms. Selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal 2013 increased to 12.3% from 11.3% for the first six months of fiscal 2012.

Operating Income Margin

Our operating income margin in the first six months of fiscal 2013 increased to 27.0% from 25.9% in the first six months of fiscal 2012. This increase in operating income margin was primarily driven by the absence of a Weight Watchers Online US men’s specific marketing campaign in the first six months of fiscal 2013 and achieving lower and more efficient digital marketing spend in the United States in the first six months of fiscal 2013 versus the first six months of fiscal 2012. In the first six months of fiscal 2013, marketing expenses decreased as a percentage of revenue, but this decrease was slightly offset by the increase in selling, general and administrative expenses as a percentage of revenue, as compared to the prior year period.

Interest Expense

Interest expense was $49.4 million for the first six months of fiscal 2013, an increase of $12.5 million, or 33.8%, from $36.9 million in the first six months of fiscal 2012. The increase was primarily driven by an increase in our average debt outstanding and higher interest rates on our debt. The effective interest rate on our debt increased by 0.49% to 3.33% in the first six months of fiscal 2013 from 2.84% in first six months of fiscal 2012. Our average debt outstanding increased by $638.3 million to $2,403.5 million in the first six months of fiscal 2013 from $1,765.2 million in the first six months of fiscal 2012. The increase in average debt outstanding was driven by the additional borrowings under our then existing credit facilities in connection with our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings (see “—Liquidity and Capital Resources—Dividends and Stock Transactions”). Interest expense was partially offset by a decrease in the notional value of our interest rate swap, which resulted in a lower effective interest rate of 3.76% in the first six months of fiscal 2013, as compared to 3.78% in the first six months of fiscal 2012.

Other Income and Expense

The Company incurred $1.2 million of other expense in the first six months of fiscal 2013 as compared to $3.3 million of other expense in the prior year period; both years include the impact of foreign currency on intercompany transactions.

Early Extinguishment of Debt

In the second quarter of fiscal 2013, we wrote-off $21.7 million of fees in connection with the refinancing of our debt that we recorded as an early extinguishment of debt charge. In the first quarter of fiscal 2012, we wrote-off $1.3 million of fees in connection with the refinancing of our debt that we recorded as an early extinguishment of debt charge.

Tax

Our effective tax rate was 38.5% in both the first six months of fiscal 2013 and the first six months of fiscal 2012.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

	June 29,	December 29,	Increase/
	2013	2012	(Decrease)
		(in millions)
Total current assets	$252.4	$218.0	$34.4
Total current liabilities	337.1	447.9	(110.8)

Working capital deficit	(84.7)	(229.9)	(145.2)
Cash and cash equivalents	120.0	70.2	49.8
Current portion of long-term debt	24.0	114.7	(90.7)

Working capital deficit, excluding change in cash and cash equivalents and current portion of long-term debt	$(180.7)	$(185.4)	$(4.7)

We generally operate with negative working capital. This is driven in part by our commitment plans which are our primary payment method. These plans require members and subscribers to pay us for meetings and subscription products, respectively, before we pay for our obligations in the normal course of business. These prepayments are recorded as a current liability on our balance sheet which results in negative working capital. Our working capital deficit decreased $145.2 million to $84.7 million at June 29, 2013 from $229.9 million at December 29, 2012. Of this decline, the debt refinancing we undertook in April 2013, as well as scheduled debt repayments of $76.5 million which were offset by revolver borrowings of $70.0 million, lowered the current portion of our long-term debt by $90.7 million versus the end of fiscal 2012 as described below (see “—Long-Term Debt”).

Excluding the changes in cash and cash equivalents and current portion of long-term debt from both periods, the working capital deficit at June 29, 2013 decreased by $4.7 million to $180.7 million from $185.4 million at December 29, 2012. The primary factors contributing to this decrease in our working capital deficit were a timing related increase of $4.8 million in income tax liabilities and a $14.9 million increase in deferred revenue due to the seasonal growth in our Online subscriber and Monthly Pass member bases, offset by a $24.4 million net decrease to the working capital deficit resulting from other operational items.

These other operational items that resulted in the net decrease of $24.4 million to the working capital deficit included a $14.9 million decrease in accounts payable, a $8.1 million reduction in the derivative payable, a $7.3 million reduction in the previously reported UK self-employment liability related to a payment to Her Majesty’s Revenue and Customs, or HMRC, a $4.3 million decrease in other accrued liabilities and a $0.4 million increase in accounts receivable. These decreases to the working capital deficit were offset by a $10.6 million reduction in inventory.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the six months ended:

	June 29,	June 30,
	2013	2012
	(in millions)
Net cash provided by operating activities	$178.0	$179.7
Net cash used in investing activities	$(76.4)	$(38.3)
Net cash used in financing activities	$(49.6)	$(98.2)

Operating Activities

First Six Months of Fiscal 2013

Cash flows provided by operating activities of $178.0 million for the first six months of fiscal 2013 decreased by $1.7 million from $179.7 million in the first six months of fiscal 2012. The decrease in cash provided by operating activities was primarily the result of the lower net income in the first six months of fiscal 2013 as compared to the prior year period as well as changes to working capital. This decline was in large part offset by the non-cash early extinguishment of debt charge.

The $178.0 million of cash flows provided by operating activities for the first six months of fiscal 2013 exceeded the period’s net income by $64.3 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital as described above (see “—Balance Sheet Working Capital”), non-cash expenses and differences between book and cash taxes.

First Six Months of Fiscal 2012

The $179.7 million of cash flows provided by operating activities for the first six months of fiscal 2012 exceeded the period’s net income by $47.6 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital, non-cash expenses and differences between book and cash taxes.

Investing Activities

First Six Months of Fiscal 2013

Net cash used for investing activities totaled $76.4 million in the first six months of fiscal 2013, an increase of $38.1 million as compared to the first six months of fiscal 2012. This increase was primarily attributable to the $35.0 million purchase price paid in connection with our acquisition of substantially all of the assets of our Alberta and Saskatchewan, Canada franchisees, Weight Watchers of Alberta Ltd. and Weight Watchers of Saskatchewan Ltd. In addition, we incurred capital expenditures in connection with the move of our headquarters, our retail initiative and capitalized software expenditures to support our customer relationship management platform and other global systems initiatives.

Post First Six Months of Fiscal 2013

After the end of our second quarter of fiscal 2013, on July 15, 2013, we acquired substantially all of the assets of our West Virginia franchisee, Weight Watchers of West Virginia, Inc., for a purchase price of $16.0 million, and, on July 22, 2013, our Columbus, Ohio franchisee, Weight Watchers of Columbus, Inc., for a purchase price of $23.5 million and our Reno, Nevada franchisee, Weight Watchers of Northern Nevada, Inc., for a purchase price of $4.0 million.

First Six Months of Fiscal 2012

For the first six months of fiscal 2012, cash used for investing activities was primarily attributable to capital expenditures in connection with our retail initiative and capitalized software expenditures to support global systems initiatives.

Financing Activities

First Six Months of Fiscal 2013

Net cash used for financing activities totaled $49.6 million in the first six months of fiscal 2013 and included $44.8 million of deferred financing fees in connection with our April 2013 debt refinancing. Additionally, term loan payments under our then existing credit facility of $2.41 billion were offset by new borrowings of $2.40 billion in connection with our April 2013 debt refinancing. In addition, we paid $9.9 million of dividends to our shareholders, which was offset by $11.4 million in proceeds we received from stock options exercised and the tax benefit thereon in the first six months of fiscal 2013.

First Six Months of Fiscal 2012

Net cash used for financing activities totaled $98.2 million in the first six months of fiscal 2012 and included stock repurchases of $1.5 billion and deferred financing costs of $25.4 million, partially offset by proceeds from new term loans under our then existing credit facilities of $1.45 billion in connection with the Tender Offer and related Artal Holdings share repurchase as well as additional borrowings under our then existing revolving credit facilities of $41.0 million. See “—Dividends and Stock Transactions” for a description of the Tender Offer and the related Artal Holdings share repurchase. In addition, in the first six months of fiscal 2012, we made long-term debt payments of $48.4 million, paid $22.7 million of dividends to our shareholders and received $9.4 million in proceeds from stock options exercised.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at June 29, 2013:

Long-Term Debt

At June 29, 2013

(in millions)

Balance
Revolving Facility due April 2, 2018	$—
Tranche B-1 Term Facility due April 2, 2016	300.0
Tranche B-2 Term Facility due April 2, 2020	2,100.0

Total Debt	2,400.0
Less Current Portion	24.0

Total Long-Term Debt	$2,376.0

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

On April 2, 2013, we refinanced our credit facilities pursuant to a Credit Agreement, or the New Credit Agreement, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and an issuing bank, The Bank of Nova Scotia, as revolving agent, swingline lender and an issuing bank, and the other parties thereto. The New Credit Agreement provides for (a) a revolving credit facility (including swing line loans and letters of credit) in an initial aggregate principal amount of $250.0 million that will mature on April 2, 2018, or the Revolving Facility, (b) an initial term B-1 loan credit facility in an aggregate principal amount of $300.0 million that will mature on April 2, 2016, or Tranche B-1 Term Facility, and (c) an initial term B-2 loan credit facility in an aggregate principal amount of $2,100.0 million that will mature on April 2, 2020, or Tranche B-2 Term Facility. We refer herein to the Tranche B-1 Term Facility together with the Tranche B-2 Term Facility as the Term Facilities, and the Term Facilities and Revolving Facility collectively as the WWI Credit Facility. In connection with this refinancing, we used the proceeds from borrowings under the Term Facilities to pay off a total of $2,399.9 million of outstanding loans, consisting of $128.8 million of Term B Loans, $110.6 million of Term C Loans, $117.6 million of Term D Loans, $1,125.0 million of Term E Loans, $817.9 million of Term F Loans, $21.2 million of loans under the Revolver A-1 and $78.8 million of loans under the Revolver A-2. Following the refinancing of a total of $2,399.9 million of loans, at April 2, 2013, we had $2,400.0 million debt outstanding under the Term Facilities and $248.8 million of availability under the Revolving Facility. We incurred fees of approximately $45.0 million during the second quarter of fiscal 2013 in connection with this refinancing. In the second quarter of fiscal 2013, we wrote-off fees associated with this refinancing which resulted in our recording a charge of $21.7 million in early extinguishment of debt.

At June 29, 2013, we had $2,400.0 million outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under the Revolving Facility. In addition, at

June 29, 2013, the Revolving Facility had $1.2 million in issued but undrawn letters of credit outstanding thereunder and $248.8 million in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) will be used for working capital and general corporate purposes.

Borrowings under the New Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. The applicable margin relating to both of the Term Facilities will increase by 25 basis points in the event that we receive a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s. The applicable margin relating to the Revolving Facility will fluctuate depending upon our total leverage ratio. At June 29, 2013, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 2.75% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At our total leverage ratio as of June 29, 2013, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.25% or base rate plus an applicable margin of 1.25%. On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon our total leverage ratio. At our total leverage ratio as of June 29, 2013, the commitment fee was 0.40% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

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

At June 29, 2013 and December 29, 2012, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 3.66% and 2.99% per annum at June 29, 2013 and December 29, 2012, respectively.

The following schedule sets forth our year-by-year debt obligations at June 29, 2013:

Total Debt Obligation

(Including Current Portion)

At June 29, 2013

(in millions)

Remainder of fiscal 2013	$12.0
Fiscal 2014	30.0
Fiscal 2015	24.0
Fiscal 2016	307.5
Fiscal 2017	21.0
Thereafter	2,005.5

Total	$2,400.0

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

On October 9, 2003, our Board of Directors authorized and we announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized and we announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg, or Artal Holdings, and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the six months ended June 29, 2013 and June 30, 2012, the Company repurchased no shares of its common stock in the open market under this program. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement, as discussed further below, was not made pursuant to the repurchase program.

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

The Tender Offer expired at midnight, New York time, on March 22, 2012, and on March 28, 2012 we repurchased approximately 8.8 million shares at a purchase price of $82.00 per share. On April 9, 2012, we repurchased approximately 9.5 million of Artal Holdings’ shares at a purchase price of $82.00 per share pursuant to the Purchase Agreement. In March 2012, we amended and extended our then existing credit facilities to finance these repurchases. For additional information regarding the Tender Offer and these repurchases, see “Liquidity and Capital Resources” in the Company’s Annual Report on Form 10-K for fiscal 2012.

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

SEASONALITY

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our operating income for the first half of the year is generally the strongest. Our advertising schedule generally supports the three key recruitment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22nd and April 25th, may affect our results of operations and the year-to-year comparability of our results. The introduction of Monthly Pass in the meetings business has resulted in less seasonality with regard to our meeting fee revenues because its revenues are amortized over the related subscription period. While WeightWatchers.com experiences seasonality similar to the meetings business in terms of new subscriber sign-ups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

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

As of June 29, 2013, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2012 have not materially changed from December 29, 2012.

As of June 29, 2013, we had in effect an interest rate swap with a notional amount totaling $468.8 million to hedge a portion of our variable rate debt. As of such date, $1,931.1 million of our variable rate debt remained unhedged. This interest rate swap that went effective on January 4, 2010 and terminates on January 27, 2014 had an initial notional amount of $425.0 million, which amount will fluctuate during the remainder of its term to a maximum of $468.8 million. Changes in the fair value of this derivative were recorded in earnings for non-qualifying derivatives or accumulated other comprehensive income (loss) for qualifying derivatives from the beginning of the term of this swap through April 1, 2013. Effective April 2, 2013, due to our debt refinancing, we ceased the application of hedge accounting for this swap. Accordingly, changes in the fair value of this swap have been recorded in earnings subsequent to April 2, 2013 and were immaterial for the three months ended June 29, 2013.

On July 26, 2013, in order to hedge an additional portion of our variable rate debt, we entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap is $1.5 billion. During the term of this swap, the notional amount will decrease and the highest notional amount will be $1.5 billion. This swap will qualify for hedge accounting, therefore, changes in the fair value of this swap will be recorded in accumulated other comprehensive income (loss).

Based on the amount of our variable rate debt and interest rate swap agreement as of June 29, 2013, a hypothetical 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $9.7 million. This change in market risk exposure from the end of fiscal 2012 was due to the reduction of the notional amount of our interest rate swap from $583.2 million at the end of fiscal 2012 to $468.8 million at June 29, 2013.

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

Nothing to report under this item.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Nothing to report under this item.

ITEM 6. EXHIBITS

Exhibit Number	Description
**Exhibit 10.1	Credit Agreement dated as of April 2, 2013 among Weight Watchers International, Inc., as the Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and an Issuing Bank, and The Bank of Nova Scotia, as the Revolving Agent, a Swingline Lender and an Issuing Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 (file No. 001-16769), and incorporated herein by reference).

†*Exhibit 10.2	Letter Agreement, dated as of May 8, 2013, by and between Weight Watchers International, Inc. and Nicholas Hotchkin.

†*Exhibit 10.3	Letter Agreement, dated as of May 8, 2013, by and between Weight Watchers International, Inc. and James Chambers.

†*Exhibit 10.4	Consultancy Agreement, dated as of May 7, 2013, by and between W.W.I. European Services, Limited and Melanie (Stubbing) Stack.

*Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

*Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

*Exhibit 101
*EX-101.INS	XBRL Instance Document
*EX-101.SCH	XBRL Taxonomy Extension Schema
*EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
*EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
*EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: August 8, 2013	By:	/s/ James Chambers
James Chambers
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2013	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
**Exhibit 10.1	Credit Agreement dated as of April 2, 2013 among Weight Watchers International, Inc., as the Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and an Issuing Bank, and The Bank of Nova Scotia, as the Revolving Agent, a Swingline Lender and an Issuing Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 (file No. 001-16769), and incorporated herein by reference).

†*Exhibit 10.2	Letter Agreement, dated as of May 8, 2013, by and between Weight Watchers International, Inc. and Nicholas Hotchkin.

†*Exhibit 10.3	Letter Agreement, dated as of May 8, 2013, by and between Weight Watchers International, Inc. and James Chambers.

†*Exhibit 10.4	Consultancy Agreement, dated as of May 7, 2013, by and between W.W.I. European Services, Limited and Melanie (Stubbing) Stack.

*Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

*Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

*Exhibit 101
*EX-101.INS	XBRL Instance Document
*EX-101.SCH	XBRL Taxonomy Extension Schema
*EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
*EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
*EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.