Form 10-Q
period 2013-09-28
WEIGHT WATCHERS INTERNATIONAL INC
filed 2013-11-06
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

The number of shares of common stock outstanding as of October 31, 2013 was 56,398,333.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	September 28,	December 29,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$181,255	$70,215
Receivables (net of allowances: September 28, 2013 - $3,185 and December 29, 2012 - $3,447)	34,312	37,363
Inventories (net of allowances: September 28, 2013 - $5,486 and December 29, 2012 - $5,469)	33,562	46,846
Prepaid income taxes	4,842	6,087
Deferred income taxes	21,617	21,757
Prepaid expenses and other current assets	28,824	35,699

TOTAL CURRENT ASSETS	304,412	217,967

Property and equipment, net	89,353	71,768
Franchise rights acquired	841,433	787,007
Goodwill	75,924	59,414
Trademarks and other intangible assets, net	50,174	52,480
Deferred financing costs, net	44,003	26,571
Other noncurrent assets	2,937	3,400

TOTAL ASSETS	$1,408,236	$1,218,607

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$24,000	$114,695
Accounts payable	40,910	49,349
Dividend payable	10,028	289
Derivative payable	18,036	13,871
Accrued marketing and advertising	17,010	27,437
Other accrued liabilities	155,056	154,785
Income taxes payable	27,122	1,268
Deferred revenue	92,016	86,161

TOTAL CURRENT LIABILITIES	384,178	447,855

Long-term debt	2,370,000	2,291,669
Deferred income taxes	146,204	129,431
Other	17,248	15,111

TOTAL LIABILITIES	2,917,630	2,884,066

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	0	0
Treasury stock, at cost, 55,592 shares at September 28, 2013 and 56,234 shares at December 29, 2012	(3,257,555)	(3,281,831)
Retained earnings	1,742,505	1,603,513
Accumulated other comprehensive income	5,656	12,859

TOTAL DEFICIT	(1,509,394)	(1,665,459)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,408,236	$1,218,607

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Meeting fees, net	$198,661	$223,209	$665,811	$724,215
Product sales and other, net	69,696	83,157	269,322	307,899
Internet revenues	125,541	124,244	410,822	386,783

Revenues, net	393,898	430,610	1,345,955	1,418,897

Cost of meetings, products and other	146,497	159,056	503,340	533,469
Cost of Internet revenues	17,442	15,721	54,262	47,706

Cost of revenues	163,939	174,777	557,602	581,175

Gross profit	229,959	255,833	788,353	837,722

Marketing expenses	46,359	65,886	230,830	279,981
Selling, general and administrative expenses	59,080	57,963	175,908	169,475

Operating income	124,520	131,984	381,615	388,266

Interest expense	26,892	23,225	76,298	60,149
Other (income) expense, net	(352)	(756)	802	2,531
Early extinguishment of debt	0	0	21,685	1,328

Income before income taxes	97,980	109,515	282,830	324,258

Provision for income taxes	37,722	42,151	108,903	124,827

Net income	$60,258	$67,364	$173,927	$199,431

Earnings per share
Basic	$1.07	$1.21	$3.10	$3.23

Diluted	$1.07	$1.20	$3.09	$3.19

Weighted average common shares outstanding
Basic	56,321	55,635	56,056	61,828

Diluted	56,504	56,122	56,348	62,486

Dividends declared per common share	$0.18	$0.18	$0.53	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net income	$60,258	$67,364	$173,927	$199,431
Other comprehensive income:
Foreign currency translation adjustments	3,486	2,038	(4,727)	1,669
Income tax effect on foreign currency translation adjustments	(1,360)	(795)	1,824	(651)

Foreign currency translation adjustments, net of taxes	2,126	1,243	(2,903)	1,018

Changes in loss on derivatives	(12,132)	1,913	(7,049)	7,977
Income tax effect on changes in loss on derivatives	4,732	(746)	2,749	(3,111)

Changes in loss on derivatives, net of taxes	(7,400)	1,167	(4,300)	4,866

Total other comprehensive (loss) income	(5,274)	2,410	(7,203)	5,884

Comprehensive income	$54,984	$69,774	$166,724	$205,315

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 28,	September 29,
	2013	2012
Operating activities:
Net income	$173,927	$199,431
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	33,115	26,681
Amortization of deferred financing costs	5,715	5,178
Share-based compensation expense	2,515	5,905
Deferred tax provision	21,516	22,621
Allowance for doubtful accounts	(64)	(430)
Reserve for inventory obsolescence, other	7,358	8,245
Foreign currency exchange rate loss (gain)	837	(189)
Loss on disposal of assets	1,390	574
Loss on investment	0	2,697
Early extinguishment of debt	21,685	1,328
Changes in cash due to:
Receivables	2,841	8,291
Inventories	7,240	6,710
Prepaid expenses	7,243	2,834
Accounts payable	(8,105)	(10,173)
UK self-employment liability	(7,272)	(30,018)
Accrued liabilities	5,520	19,374
Deferred revenue	5,280	19,870
Income taxes	20,696	2,014

Cash provided by operating activities	301,437	290,943

Investing activities:
Capital expenditures	(37,656)	(35,585)
Capitalized software expenditures	(15,686)	(18,955)
Cash paid for acquisitions	(78,354)	(17,000)
Other items, net	270	(81)

Cash used for investing activities	(131,426)	(71,621)

Financing activities:
Proceeds from new term loans	2,400,000	1,449,397
Payments on long-term debt	(2,412,364)	(86,603)
Payment of dividends	(19,701)	(32,465)
Payments to acquire treasury stock	0	(1,504,208)
Deferred financing costs	(44,817)	(25,542)
Proceeds from stock options exercised	15,655	10,863
Tax benefit of restricted stock units vested and stock options exercised	2,128	3,021

Cash used for financing activities	(59,099)	(185,537)

Effect of exchange rate changes on cash and cash equivalents and other	128	625

Net increase in cash and cash equivalents	111,040	34,410
Cash and cash equivalents, beginning of period	70,215	53,199

Cash and cash equivalents, end of period	$181,255	$87,609

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

Revisions:

As disclosed in the Company’s Annual Report on Form 10-K for fiscal 2012, prior to fiscal year ended December 29, 2012, the Company had included certain amounts due from third-party credit card companies within accounts receivable and other amounts within cash. The consolidated statement of cash flows for the nine months ended September 29, 2012 has been corrected to consistently include all such amounts within cash. The result of the revision on the previously reported amounts was to increase cash provided by operating activities by $1,288 and increase cash and cash equivalents beginning of period by $5,730. Separately, the Company identified a correction in the statement of cash flows for the nine months ended September 29, 2012 as it relates to foreign currency activity, resulting in a reclassification between accrued liabilities and effect of exchange rate changes on cash and cash equivalents and other in the amount of $11,510, which decreased cash provided by operating activities by a corresponding amount. These adjustments were not considered to be material individually or in the aggregate to previously issued financial statements. However, because of the significance of these adjustments, the Company revised its consolidated statement of cash flows for the nine months ended September 29, 2012. These revisions had no impact on the consolidated balance sheets, consolidated statements of income or consolidated statements of comprehensive income included in this report.

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

The acquisitions of franchisees have been accounted for under the purchase method of accounting and, accordingly, earnings of acquired franchisees have been included in the consolidated operating results of the Company since the applicable date of acquisition. During the third and fourth quarters of fiscal 2012 and the first nine months of fiscal 2013, the Company acquired certain assets of its franchisees as outlined below.

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

On March 4, 2013, the Company acquired substantially all of the assets of its Alberta and Saskatchewan, Canada franchisees, Weight Watchers of Alberta Ltd. and Weight Watchers of Saskatchewan Ltd., for an aggregate purchase price of $35,000. The total purchase price has been allocated to franchise rights acquired ($30,633), goodwill ($4,626), customer relationship value ($473), inventory ($218), fixed assets ($182) and prepaid expenses ($3) offset by deferred revenue of $1,135.

On July 15, 2013, the Company acquired substantially all of the assets of its West Virginia franchisee, Weight Watchers of West Virginia, Inc., for a net purchase price of $16,028 less assumed assets, plus assumed liabilities, net of $28. The total purchase price has been preliminarily allocated to franchise rights acquired ($9,938), goodwill ($5,400), customer relationship value ($453) and fixed assets ($209).

On July 22, 2013, the Company acquired substantially all of the assets of its Columbus, Ohio franchisee, Weight Watchers of Columbus, Inc., for a net purchase price of $23,357 plus assumed liabilities of $143 and its Reno, Nevada franchisee, Weight Watchers of Northern Nevada, Inc., for a net purchase price of $3,969 plus assumed liabilities of $31. The aggregate total purchase price has been preliminarily allocated to franchise rights acquired ($19,419), goodwill ($6,833), customer relationship value ($568), fixed assets ($363), inventory ($316) and prepaid expenses ($1).

After the end of the Company’s third quarter of fiscal 2013, on October 28, 2013, the Company acquired substantially all of the assets of its Manitoba, Canada franchisee, Weight Watchers of Manitoba Ltd., for a net purchase price of $5,197 plus assumed liabilities of $28, and its Franklin and St. Lawrence Counties, New York franchisee, Weight Watchers of Franklin and St. Lawrence Counties Inc., for a net purchase price of $274 plus

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

assumed liabilities of $1. Due to the timing of these acquisitions, the Company has not yet completed the respective purchase price allocations. The Company anticipates that, consistent with the above acquisitions, the purchase price for these acquisitions will be allocated primarily to franchise rights acquired and goodwill.

4.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories. The franchise rights acquired allocated to the WW.com reporting segment relate to the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the nine months ended September 28, 2013, the change in the carrying value of franchise rights acquired is due to the Company’s acquisitions of certain of its franchisees during fiscal 2013, as described in Note 3, and the effect of exchange rate changes as follows:

	WWI	WW.com
	Segment	Segment	Total
Balance as of December 29, 2012	$777,826	$9,181	$787,007
Franchise rights acquired during the period	30,867	29,123	59,990
Effect of exchange rate changes	(5,257)	(307)	(5,564)

Balance as of September 28, 2013	$803,436	$37,997	$841,433

Goodwill is due to the acquisition of the Company by H.J. Heinz Company (“Heinz”) in 1978, the acquisition of WW.com in 2005 and the acquisitions of the Company’s franchised territories. For the nine months ended September 28, 2013, the change in the carrying amount of goodwill is due to the Company’s acquisitions of certain of its franchisees during fiscal 2013, as described in Note 3, and the effect of exchange rate changes as follows:

	WWI	WW.com
	Segment	Segment	Total
Balance as of December 29, 2012	$28,721	$30,693	$59,414
Goodwill acquired during the period	9,556	7,303	16,859
Effect of exchange rate changes	(200)	(149)	(349)

Balance as of September 28, 2013	$38,077	$37,847	$75,924

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $6,413 and $18,076 for the three and nine months ended September 28, 2013, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $4,323 and $12,791 for the three and nine months ended September 29, 2012, respectively.

The carrying amount of finite-lived intangible assets as of September 28, 2013 and December 29, 2012 was as follows:

	September 28, 2013		December 29, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$89,972	$63,252	$86,857	$54,134
Trademarks	10,623	9,880	10,342	9,615
Website development costs	68,048	45,637	57,042	38,357
Other	7,025	6,725	7,034	6,689

	$175,668	$125,494	$161,275	$108,795

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2013	$5,557
Fiscal 2014	$21,477
Fiscal 2015	$15,295
Fiscal 2016	$6,206
Fiscal 2017 and thereafter	$1,639

5.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	September 28, 2013		December 29, 2012
		Effective		Effective
	Balance	Rate	Balance	Rate
Revolving Facility due April 2, 2018	$0	0.00%	$0	0.00%
Tranche B-1 Term Facility due April 2, 2016	299,250	2.99%	0	0.00%
Tranche B-2 Term Facility due April 2, 2020	2,094,750	3.75%	0	0.00%
Revolver A-1 due June 30, 2014	0	0.00%	6,374	3.12%
Revolver A-2 due March 15, 2017	0	0.00%	23,626	2.56%
Term A-1 Loan due January 26, 2013	0	0.00%	38,226	1.53%
Term B Loan due January 26, 2014	0	0.00%	129,445	1.90%
Term C Loan due June 30, 2015	0	0.00%	113,808	2.72%
Term D Loan due June 30, 2016	0	0.00%	118,217	2.77%
Term E Loan due March 15, 2017	0	0.00%	1,154,651	2.53%
Term F Loan due March 15, 2019	0	0.00%	822,017	3.92%

Total Debt	2,394,000	3.43%	2,406,364	2.91%
Less Current Portion	24,000		114,695

Total Long-Term Debt	$2,370,000		$2,291,669

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

At September 28, 2013, the Company had $2,394,000 outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under the Revolving Facility. In addition, at September 28, 2013, the Revolving Facility had $1,152 in issued but undrawn letters of credit outstanding thereunder and $248,848 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) will be used for working capital and general corporate purposes.

Borrowings under the New Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. The applicable margin relating to both of the Term Facilities will increase by 25 basis points in the event that the Company receives a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s. The applicable margin relating to the Revolving Facility will fluctuate depending upon the Company’s total leverage ratio. At September 28, 2013, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 2.75% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At the Company’s total leverage ratio as of September 28, 2013, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.25% or base rate plus an applicable margin of 1.25%. On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon the Company’s total leverage ratio. At the Company’s total leverage ratio as of September 28, 2013, the commitment fee was 0.40% per annum. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

The New Credit Agreement contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The Revolving Facility also requires the Company to maintain the Consolidated Leverage Ratio (as defined in the New Credit Agreement), but only if borrowings under the Revolving Facility exceed 20.0% of revolving commitments. The Term Facilities do not require the Company to maintain any financial ratios. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all of the Company’s assets secure the WWI Credit Facility.

At September 28, 2013 and December 29, 2012, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The average interest rate on the Company’s debt, exclusive of the impact of swaps, was approximately 3.65% and 2.99% per annum at September 28, 2013 and December 29, 2012, respectively.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Numerator:
Net income	$60,258	$67,364	$173,927	$199,431

Denominator:
Weighted average shares of common stock outstanding	56,321	55,635	56,056	61,828
Effect of dilutive common stock equivalents	183	487	292	658

Weighted average diluted common shares outstanding	56,504	56,122	56,348	62,486

Earnings per share
Basic	$1.07	$1.21	$3.10	$3.23

Diluted	$1.07	$1.20	$3.09	$3.19

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 1,355 and 766 for the three months ended September 28, 2013 and September 29, 2012, respectively, and 1,294 and 462 for the nine months ended September 28, 2013 and September 29, 2012, respectively.

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

The effective tax rate for both the three months and nine months ended September 28, 2013 and September 29, 2012 was 38.5%. For both the three and nine months ended September 28, 2013 and September 29, 2012, the primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were state income taxes and increases in valuation allowances, offset by lower rates in certain foreign jurisdictions.

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

As of September 28, 2013 and September 29, 2012, the Company had in effect an interest rate swap with a notional amount totaling $467,500 and $640,500, respectively. In January 2009, the Company entered into this

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. During the remaining term of this forward-starting interest rate swap, the notional amount will fluctuate, but will be no higher than the amount outstanding as of the end of the third quarter of fiscal 2013. The initial notional amount of this swap was $425,000 and the highest notional amount since its effective date was $755,000. Effective April 2, 2013, due to the Company’s debt refinancing, the Company ceased the application of hedge accounting for this swap. Accordingly, changes in the fair value of this swap have been recorded in earnings subsequent to April 2, 2013 and were immaterial for the three and nine months ended September 28, 2013.

On July 26, 2013, in order to hedge an additional portion of its variable rate debt, the Company entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap is $1,500,000. During the term of this swap, the notional amount will decrease and the highest notional amount will be $1,500,000. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive income (loss).

As of September 28, 2013 and September 29, 2012, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive income in the amounts of $10,902 ($17,873 before taxes) and $8,456 ($13,863 before taxes), respectively.

The Company expects approximately $9,104 ($14,924 before taxes) of derivative losses included in accumulated other comprehensive income at September 28, 2013, based on current market rates, will be reclassified into earnings within the next twelve months.

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of September 28, 2013 and September 29, 2012, the fair value of the Company’s long-term debt was approximately $2,355,846 and $2,390,017, respectively.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
		Quoted Prices in		Significant
	Total	Active Markets	Significant Other	Unobservable
	Fair	for Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap asset at September 28, 2013	$0	$0	$0	$0
Interest rate swap asset at December 29, 2012	$0	$0	$0	$0
Interest rate swap liability at September 28, 2013	$18,036	$0	$18,036	$0
Interest rate swap liability at December 29, 2012	$13,871	$0	$13,871	$0

12.	Accumulated Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income are as follows:

Changes in Accumulated Other Comprehensive Income by Component (a)

	Nine Months Ended September 28, 2013
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
Beginning Balance at December 29, 2012	$(6,602)	$19,461	$12,859

Other comprehensive loss before reclassifications, net of tax	(8,922)	(2,903)	(11,825)
Amounts reclassified from accumulated other comprehensive income, net of tax (b)	4,622	0	4,622

Net current period other comprehensive loss	(4,300)	(2,903)	(7,203)

Ending Balance at September 28, 2013	$(10,902)	$16,558	$5,656

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Income (a)

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Other Comprehensive Income Components	Three Months	Nine Months	Affected Line Item in the Statement Where Net Income is Presented
	Ended	Ended
	September 28, 2013	September 28, 2013
Loss on Qualifying Hedges
Interest rate contracts	$(2,460)	$(7,577)	Interest expense

	(2,460)	(7,577)	Income before income taxes
	960	2,955	Provision for income taxes

	$(1,500)	$(4,622)	Net income

(a)     Amounts in parentheses indicate debits to profit / loss

13.	Segment Data

The Company has two reportable segments: WWI and WW.com. WWI has multiple operating segments which have been aggregated into one reportable segment. WWI and WW.com are two separate and distinct businesses for which discrete financial information is available. This discrete financial information is maintained and managed separately and is reviewed regularly by the chief operating decision maker.

Information about the Company’s reportable segments is as follows:

	Three Months Ended September 28, 2013
	WWI	WW.com	Consolidated
Total revenue	$267,327	$126,571	$393,898

Depreciation and amortization	$10,739	$2,815	$13,554

Operating income	$41,919	$82,601	$124,520

Interest expense			26,892
Other income, net			(352)
Provision for taxes			37,722

Net income			$60,258

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 29, 2012
	WWI	WW.com	Consolidated
Total revenue	$305,657	$124,953	$430,610

Depreciation and amortization	$8,660	$2,363	$11,023

Operating income	$60,476	$71,508	$131,984

Interest expense			23,225
Other income, net			(756)
Provision for taxes			42,151

Net income			$67,364

	Nine Months Ended September 28, 2013
	WWI	WW.com	Consolidated
Total revenue	$931,437	$414,518	$1,345,955

Depreciation and amortization	$30,543	$8,287	$38,830

Operating income	$143,500	$238,115	$381,615

Interest expense			76,298
Other expense, net			802
Early extinguishment of debt			21,685
Provision for taxes			108,903

Net income			$173,927

	Nine Months Ended September 29, 2012
	WWI	WW.com	Consolidated
Total revenue	$1,029,524	$389,373	$1,418,897

Depreciation and amortization	$24,597	$7,262	$31,859

Operating income	$199,461	$188,805	$388,266

Interest expense			60,149
Other expense, net			2,531
Early extinguishment of debt			1,328
Provision for taxes			124,827

Net income			$199,431

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Net income and earnings per fully diluted share are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis), and, with respect to the first nine months of fiscal 2013, as adjusted (on a non-GAAP basis) to exclude the impact of an early extinguishment of debt charge recorded in connection with our previously announced April 2, 2013 refinancing of our long-term debt. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the early extinguishment of debt charge. Our management believes these non-GAAP financial measures provide supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

USE OF CONSTANT CURRENCY

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this Quarterly Report on Form 10-Q, we calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding or adjusting for the impact of foreign currency or being on a constant currency basis. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2012. Our critical accounting policies have not changed since the end of fiscal 2012.

RESULTS OF OPERATIONS

OVERVIEW

Similar to each of the first and second quarters of fiscal 2013, the third quarter of fiscal 2013 experienced a decline in revenues versus the prior year period driven by declines in the meetings business globally. Third quarter 2013 revenues declined at a faster rate of 8.5% as compared to the first and second quarters. Operating income, which was essentially flat in the first and second quarters of fiscal 2013 versus the prior year periods, declined 5.7% in the third quarter of fiscal 2013 compared to the prior year period as cost savings initiatives only partially offset the impact of lower revenues.

In fiscal 2012, total paid weeks continued to grow at a decelerating rate in each fiscal quarter versus the prior year period due to a challenging recruitment environment, particularly from our global meetings business. This challenging recruitment environment continued for both the Online and meetings businesses into fiscal 2013, with increased competitive pressure, including the impact of activity monitors and free apps. In the first quarter of fiscal 2013, total paid weeks were still above the prior year period, up 1.4%. However, in the second and third quarters of fiscal 2013, driven by this negative recruitment trend, paid weeks declined 2.5% and 6.6%, respectively, as compared to the prior year period. Online paid weeks in the third quarter of fiscal 2013 declined 2.6% versus the prior year period. This is the first time in our history that Online paid weeks declined on a year-over-year basis. We expect this trend will continue in the fourth quarter of fiscal 2013. As a result of the increased competitive environment experienced throughout the first nine months of fiscal 2013, we expect that we will enter fiscal 2014 with equal or greater competitive pressures on each of our businesses creating a challenging recruitment environment which could result in negative recruitment trends.

As we entered fiscal 2013, our meetings business active base was lower than the beginning of fiscal 2012. Conversely, though our active Online subscriber base had a declining growth trend throughout fiscal 2012, this subscriber base was higher at the beginning of fiscal 2013 than at the beginning of fiscal 2012. The difficult recruitment environment in the first nine months of fiscal 2013 had the impact of further reducing the active bases in both our meetings and Online businesses as we progressed through the first nine months of fiscal 2013. As a result, we expect that we will enter fiscal 2014 with lower active bases in both our meetings and Online businesses as compared to the beginning of fiscal 2013. If our expected negative recruitment trends in the fourth quarter of fiscal 2013 persist through fiscal 2014, this, combined with the lower starting active bases in both businesses, would result in decreased revenues in fiscal 2014.

Our cost savings initiatives were driven primarily by significant marketing savings in fiscal 2013. While we expect to benefit from additional cost savings initiatives in fiscal 2014, we do not expect to further reduce our marketing spend in fiscal 2014. In addition, our recently announced improved compensation program for our US service providers is expected to increase our operating expenses by approximately $23.0 million annually. Given we recently introduced this new compensation program, we expect to only recognize approximately $8.0 million of this increased cost in fiscal 2013.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 29, 2012

The table below sets forth selected financial information for the third quarter of fiscal 2013 from our consolidated statements of net income for the three months ended September 28, 2013 versus selected financial information for the third quarter of fiscal 2012 from our consolidated statements of net income for the three months ended September 29, 2012:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Three Months Ended
	September 28,	September 29,	Increase/	%
	2013	2012	(Decrease)	Change
Revenues, net	$393.9	$430.6	$(36.7)	(8.5%)

Cost of revenues	163.9	174.8	(10.8)	(6.2%)

Gross profit	230.0	255.8	(25.9)	(10.1%)
Gross Margin %	58.4%	59.4%

Marketing expenses	46.4	65.9	(19.5)	(29.6%)

Selling, general & administrative expenses	59.1	58.0	1.1	1.9%

Operating income	124.5	132.0	(7.5)	(5.7%)
Operating Income Margin %	31.6%	30.7%

Interest expense	26.9	23.2	3.7	15.8%
Other income, net	(0.4)	(0.8)	0.4	(53.5%)

Income before income taxes	98.0	109.5	(11.5)	(10.5%)

Provision for income taxes	37.7	42.2	(4.4)	(10.5%)

Net income	$60.3	$67.4	$(7.1)	(10.5%)

Weighted average diluted shares outstanding	56.5	56.1	0.4	0.7%

Diluted EPS	$1.07	$1.20	$(0.13)	(11.2%)

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Net revenues were $393.9 million in the third quarter of fiscal 2013, as compared to $430.6 million in the third quarter of fiscal 2012. Excluding the impact of foreign currency, which negatively impacted our revenues for the third quarter of fiscal 2013 by $0.2 million, net revenues in the third quarter of fiscal 2013 declined 8.5% versus the prior year period. The revenue decline in the third quarter of fiscal 2013 was driven by declines in the meetings business globally, most notably in the NACO and the UK meetings businesses. The decline in the NACO and UK meetings businesses was driven in large part by a lower incoming active base at the start of the third quarter of fiscal 2013 as compared to the start of the third quarter of fiscal 2012, as well as recruitment softness in the third quarter of fiscal 2013 caused by difficulty in attracting new members into the brand and, in the case of the United Kingdom, competitive pressure. Our Continental European meetings business, also experienced a decline in revenue on a constant currency basis driven by cycling against a new program innovation and new advertising campaigns in the prior year period. These declines in the meetings businesses were slightly offset by minimal growth in WeightWatchers.com, as the active Online subscriber base at the start of the third quarter of fiscal 2013 was only 1.4% above the active subscriber base at the start of the third quarter of fiscal 2012. This minimal growth in WeightWatchers.com was a deceleration in period-over-period growth from the prior fiscal 2013 quarters.

The combination of the above factors also led to an 11.2% decline in global meeting paid weeks in the third quarter of fiscal 2013 versus the prior year period. Although starting the third quarter of fiscal 2013 with a slightly higher active Online subscriber base, WeightWatchers.com experienced a decline of 2.6% in Online paid weeks versus the prior year period. The decline in Online paid weeks coupled with the decline in meeting paid weeks, resulted in a 6.6% decrease in global paid weeks in the third quarter of fiscal 2013 versus the prior year period. Global attendance in the third quarter of fiscal 2013 declined 15.5% in comparison to the third quarter of fiscal 2012. We have been seeing a widening in the gap between attendance and paid weeks, which is a natural function of the increase in the average tenure of our Monthly Pass active base. Our end of period active Online subscriber base decreased 5.3% in the third quarter of fiscal 2013 versus the prior year period, driven by recruitment weakness with declines in US recruitment levels in the first nine months of fiscal 2013 and, to a lesser extent, in UK recruitment levels in the second and third quarter of fiscal 2013, as compared to the prior year periods.

Gross Profit and Operating Income

Gross profit for the third quarter of fiscal 2013 of $230.0 million decreased $25.9 million, or 10.1%, from $255.8 million in the third quarter of fiscal 2012. Excluding the impact of foreign currency, which positively impacted gross profit for the third quarter of fiscal 2013 by $0.1 million, gross profit in the third quarter of fiscal 2013 decreased by $26.0 million, or 10.2%, versus the prior year period. Operating income for the third quarter of fiscal 2013 was $124.5 million, a decrease of $7.5 million, or 5.7%, from $132.0 million in the third quarter of fiscal 2012. Excluding the impact of foreign currency, which positively impacted operating income for the third quarter of fiscal 2013 by $0.2 million, operating income in the third quarter of fiscal 2013 decreased by $7.7 million, or 5.8%, versus the prior year period. This decrease was primarily driven by lower revenues in the meetings business, which was only partially offset by lower marketing expense resulting largely from the reduction of digital advertising spend, with a focus on inefficiencies, and lack of a men’s campaign in the United States. Our gross margin in the third quarter of fiscal 2013 decreased to 58.4% from 59.4% in the third quarter of fiscal 2012, while operating income margin in the third quarter of fiscal 2013 increased to 31.6% from 30.7% in the third quarter of fiscal 2012. See “—Components of Expenses and Margins” for additional details.

Net Income and Earnings Per Share

Net income in the third quarter of fiscal 2013 declined 10.5% from $67.4 million in the third quarter of fiscal 2012 to $60.3 million. The decrease in operating income, coupled with higher interest expense related to our debt refinancing, reduced net income in the third quarter of fiscal 2013. Earnings per fully diluted share, or EPS, in the third quarter of fiscal 2013 were $1.07, a decrease of $0.13 from $1.20 in the third quarter of fiscal 2012.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, Internet revenues, products sold in meetings and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Meeting Fees

Global meeting fees for the third quarter of fiscal 2013 were $198.7 million, a decrease of $24.5 million, or 11.0%, from $223.2 million in the prior year period. Excluding the impact of foreign currency, which decreased our global meeting fees for the third quarter of fiscal 2013 by $0.2 million, global meeting fees in the third quarter of fiscal 2013 decreased by 10.9% versus the prior year period. The decline in meeting fees was driven by an 11.2% decline in global meeting paid weeks in the third quarter of fiscal 2013 to 21.2 million from 23.9 million in the prior year period. The decline in meeting paid weeks was driven by a lower meetings active base at the beginning of the third quarter of fiscal 2013 versus the beginning of the third quarter of fiscal 2012 as well as by the lower enrollments in the third quarter of fiscal 2013 as compared to the prior year period. Global attendance decreased 15.5% to 9.5 million in the third quarter of fiscal 2013 from 11.3 million in the third quarter of fiscal 2012.

In NACO, meeting fees in the third quarter of fiscal 2013 were $139.7 million, a decrease of $18.1 million, or 11.5%, from $157.8 million in the third quarter of fiscal 2012. The decline in meeting fees was driven primarily by a 10.7% decline in NACO meeting paid weeks from 16.0 million in the third quarter of fiscal 2012 to 14.3 million in the third quarter of fiscal 2013. The decline in meeting paid weeks primarily resulted from the lower meetings active base at the beginning of the third quarter of fiscal 2013 versus the beginning of the third quarter of fiscal 2012 as well as by lower enrollments in the third quarter of fiscal 2013 versus the prior year period. Lower enrollments in the third quarter of fiscal 2013 were driven by difficulty in attracting members to our brand. Although we introduced our new Weight Watchers 360° program in December 2012, this new program was not as effective in driving consumer trial as our PointsPlus innovation. Adding to this decline in NACO meeting fees was a 0.9% decrease in meeting fees per paid week in the third quarter of fiscal 2013 as compared to the prior year period. This decrease in meeting fees per paid week was driven by a discount offer in the United States in the third quarter of fiscal 2013 that was not offered in the third quarter of fiscal 2012. A 2011 US price increase for new members, the impact of which was more significant in fiscal 2013 due to the cycling of new members throughout 2012, only partially offset the impact of the discount offer. In the third quarter of fiscal 2013, NACO attendance decreased 14.7% to 6.1 million from 7.2 million in the third quarter of fiscal 2012. The Company completed three franchise acquisitions in NACO in the second half of fiscal 2012 as well as five franchise acquisitions in the first nine months of fiscal 2013. These franchise acquisitions benefitted NACO meeting fees in the third quarter of fiscal 2013 by approximately 2.4%.

International meeting fees in the third quarter of fiscal 2013 were $59.0 million, a decrease of $6.4 million, or 9.8%, from $65.4 million in the prior year period. Excluding the impact of foreign currency, which increased international meeting fees for the third quarter of fiscal 2013 by $0.3 million, international meeting fees declined by 10.3% in the third quarter of fiscal 2013 versus the prior year period. In the third quarter of fiscal 2013, the decline in meeting fees was driven by a 12.3% decline in international meeting paid weeks in the quarter versus the prior year period. Meeting paid weeks performance in the third quarter of fiscal 2013 was driven by declines in enrollments in most of our international markets in the quarter versus the prior year period. Partially offsetting the decline in international meeting fees was a 2.8%, or 2.3% on a constant currency basis, increase in meeting fees per paid week. This increase in meeting fees per paid week was driven primarily by higher volumes within the international business in markets that derive a higher price for a meeting paid week. International attendance decreased by 16.9% in the third quarter of fiscal 2013 versus the prior year period.

In the third quarter of fiscal 2013, UK meeting fees decreased by 20.4% to $20.2 million from $25.3 million in the third quarter of fiscal 2012. Excluding the impact of foreign currency, which decreased UK meeting fees for the third quarter of fiscal 2013 by $0.5 million, UK meeting fees declined by 18.5% in the third quarter of fiscal 2013 versus the prior year period. Third quarter fiscal 2013 meeting fees were driven lower primarily by a decline of 21.1% in UK meeting paid weeks versus the prior year period. Meeting paid weeks performance in the third quarter of fiscal 2013 was driven by the lower meetings active base at the beginning of the third quarter of fiscal 2013 versus the beginning of the third quarter of fiscal 2012 coupled with lower enrollments in the period as compared to enrollment levels in the prior year period. In the third quarter of fiscal 2013, local competition in the United Kingdom negatively impacted enrollments. Partially offsetting the decline in UK meeting fees was a 0.8% increase, a 3.2% increase on a constant currency basis, in meeting fees per paid week. This increase in meeting fees per paid week was driven primarily by a UK price increase in the third quarter of fiscal 2012 for all members. UK attendance decreased by 22.7% in the third quarter of fiscal 2013 versus the prior year period.

Meeting fees in Continental Europe in the third quarter of fiscal 2013 were $31.1 million, an increase of $0.5 million, or 1.6%, from $30.6 million in the third quarter of fiscal 2012. Excluding the impact of foreign currency, which increased Continental European meeting fees in the third quarter of fiscal 2013 by $1.6 million, Continental European meeting fees decreased by 3.8% in the third quarter of fiscal 2013 as compared to the prior year period. The decrease in meeting fees on a constant currency basis was driven by a decrease of 1.7% in Continental European meeting paid weeks in the third quarter of fiscal 2013 versus the prior year period. The decrease in meeting paid weeks was driven by lower enrollments in the third quarter of fiscal 2013 as compared to the prior year period. These lower enrollments were the result of cycling against the successful launch of the new program and new advertising campaigns in the prior year period. In Continental Europe, attendance decreased by 8.2% in the third quarter of fiscal 2013 versus the prior year period.

In-Meeting Product Sales

Global in-meeting product sales for the third quarter of fiscal 2013 were $43.7 million, a decrease of $10.9 million, or 20.0%, from $54.6 million in the third quarter of fiscal 2012. Excluding the impact of foreign currency, which decreased global in-meeting product sales for the third quarter of fiscal 2013 by a de minimis amount, global in-meeting product sales in the third quarter of fiscal 2013 declined 19.9% versus the prior year period. This decrease resulted primarily from a 15.5% decline in global meeting attendance in the third quarter of fiscal 2013 versus the prior year period. In addition, product sales per attendee also declined in the third quarter of fiscal 2013 versus the prior year period. On a per attendee basis, in the third quarter of fiscal 2013, global in-meeting product sales decreased 5.2% versus the prior year period. This decrease in global in-meeting product sales per attendee in the third quarter of fiscal 2013 was driven primarily by enrollment weakness in NACO which negatively impacted the sales of consumables, enrollment products and electronics.

In NACO, third quarter fiscal 2013 in-meeting product sales of $24.1 million decreased by $7.9 million, or 24.7%, versus the prior year period. This decrease resulted primarily from a 14.7% attendance decline in the third quarter of fiscal 2013 as compared to the prior year period. In-meeting product sales per attendee decreased by 11.7% in the third quarter of fiscal 2013 versus the prior year period driven by enrollment weakness in NACO which negatively impacted the sales of consumables, enrollment products and electronics.

International in-meeting product sales were $19.7 million in the third quarter of fiscal 2013, a decrease of 13.2%, or 13.5% on a constant currency basis, versus the prior year period. This decrease was driven primarily by an attendance decline of 16.9% in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012, which was largely driven by the United Kingdom. In-meeting product sales per attendee in the third quarter of fiscal 2013 increased by 4.5%, or 4.1% on a constant currency basis, as compared to the prior year period. This increase was the result of strong sales of consumables and cookbooks in the United Kingdom driven by strong new product introductions and successful promotions.

Internet Revenues

Internet revenues, which include subscription revenues from sales of our Weight Watchers Online and Weight Watchers eTools products as well as Internet advertising revenues, increased $1.3 million, or 1.0%, to $125.5 million in the third quarter of fiscal 2013 from $124.2 million in the third quarter of fiscal 2012. Excluding the impact of foreign currency, which increased Internet revenues in the third quarter of fiscal 2013 by $0.2 million, Internet revenues increased 0.9% in the third quarter of fiscal 2013 versus the prior year period. This increase in Internet revenues was driven by an increase in global e-Tools revenue and the benefit of an increase in pricing for Online in many of our markets introduced prior to the third quarter of fiscal 2013. The slightly higher active Online subscriber base at the start of the third quarter of fiscal 2013, up 1.4%, versus the beginning of the third quarter of fiscal 2012, was more than offset by lower sign-ups in the quarter. These lower sign-ups drove a 2.6% decline in Online paid weeks in the third quarter of fiscal 2013 versus the prior year period. The growth in Internet revenues was a deceleration from the period-over-period increase of 6.6% and 10.9% experienced in the second and first quarters of fiscal 2013, respectively, as compared to the prior year periods. This deceleration was primarily driven by declining sign-ups in the US business which continued through the third quarter, as consumer trial in the commercial weight loss category continued to be influenced by activity monitors and free apps. End of period active Online subscribers decreased by 5.3% to 1.9 million at the end of the third quarter of fiscal 2013 as compared to the end of the third quarter of fiscal 2012.

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $26.0 million for the third quarter of fiscal 2013, a decrease of $2.6 million, or 9.0%, from $28.5 million for the third quarter of fiscal 2012. Excluding the impact of foreign currency, which decreased other revenues for the third quarter of fiscal 2013 by $0.2 million, other revenues were 8.4% lower in the third quarter of fiscal 2013 compared to the prior year period. Franchise commissions and sales of products to our franchisees declined in the aggregate by 39.3%, or 39.8% on a constant currency basis, in the third quarter of fiscal

2013 versus the prior year period. This decline in Franchise commissions and sales of products to our franchisees was driven in part by our recent franchise acquisitions. Our by mail product sales and revenues from our publications also declined in the aggregate by 4.7%, or 3.4% on a constant currency basis, in the third quarter of fiscal 2013 versus the prior year period. Global licensing revenues decreased by 1.4%, or 0.9% on a constant currency basis, in the third quarter of fiscal 2013 versus the prior year period.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Total cost of revenues in the third quarter of fiscal 2013 was $163.9 million, a decline of $10.8 million, or 6.2%, from $174.8 million in the prior year period. Gross profit in the third quarter of fiscal 2013 of $230.0 million decreased $25.9 million, or 10.1%, from $255.8 million in the third quarter of fiscal 2012. Gross margin in the third quarter of fiscal 2013 was 58.4%, as compared to 59.4% in the third quarter of fiscal 2012. Gross margin compression was driven by the decline in gross margin in both the meetings business and the WeightWatchers.com business. The decline in the meetings business gross margin was driven by the lower average number of members per meeting as well as higher service provider and product costs in the United States, product discounting in the United Kingdom partially offset by price increases taken in some of our markets and a one-time prior year charge in connection with moving to a new customer service center in the United States. The decline in the WeightWatchers.com business gross margin was driven primarily by the change in cost allocations for call center and technology expenses. This margin compression was partially offset by the shift of revenue towards the higher margin WeightWatchers.com business.

Marketing

Marketing expenses for the third quarter of fiscal 2013 were $46.4 million, a decrease of $19.5 million, or 29.6%, versus the third quarter of fiscal 2012. Excluding the impact of foreign currency, which increased marketing expenses for the third quarter of fiscal 2013 by a de minimis amount, marketing expenses were 29.7% lower in the third quarter of fiscal 2013 compared to the prior year period. The decline was driven by the absence of a Weight Watchers Online US men’s specific marketing campaign in the third quarter of fiscal 2013 and achieving lower and more efficient digital marketing spend in the United States, as well as lower TV advertising globally. Marketing expenses as a percentage of revenue were 11.8% in the third quarter of fiscal 2013 as compared to 15.3% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $59.1 million for the third quarter of fiscal 2013 versus $58.0 million for the third quarter of fiscal 2012, an increase of $1.1 million, or 1.9%. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the third quarter of fiscal 2013 by $0.1 million, third quarter fiscal 2013 selling, general and administrative expenses increased by 2.2% versus the third quarter of fiscal 2012. The increase in expenses was primarily related to severance, higher bonus and bad debt expenses (as the prior year period included both a bonus and bad debt reversal) and costs related to our acquisitions. These higher expenses were partially offset by lower stock compensation expenses and lower discretionary spend in connection with our cost savings initiatives. Selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2013 increased to 15.0% from 13.5% for the third quarter of fiscal 2012.

Operating Income Margin

Our operating income margin in the third quarter of fiscal 2013 increased to 31.6% from 30.7% in the third quarter of fiscal 2012. This increase in operating income margin was primarily driven by the lower marketing expenses resulting largely from the lack of a Weight Watchers Online men’s campaign and from the reduction of digital advertising spend, with a focus on inefficiencies, both in the United States, in the third quarter of fiscal 2013 versus the third quarter of fiscal 2012. In the third quarter of fiscal 2013, marketing expenses decreased as a percentage of revenue, but this decrease was slightly offset by the increase in selling, general and administrative expenses as a percentage of revenue as compared to the prior year period.

Interest Expense

Interest expense was $26.9 million for the third quarter of fiscal 2013, an increase of $3.7 million, or 15.8%, from $23.2 million in the third quarter of fiscal 2012. The increase was primarily driven by higher interest rates on our debt. As a result of our April 2013 debt refinancing, the effective interest rate on our debt increased by 0.73% to 3.65% in the third quarter of fiscal 2013 from 2.92% in third quarter of fiscal 2012. Our average debt outstanding decreased by $62.6 million to $2,394.1 million in the third quarter of fiscal 2013 from $2,456.7 million in the third quarter of fiscal 2012. Interest expense was partially offset by a decrease in the notional value of our interest rate swap, which resulted in a higher effective interest rate of 4.09% in the third quarter of fiscal 2013, as compared to 3.43% in the third quarter of fiscal 2012.

Other Income and Expense

The Company incurred $0.4 million of other income in the third quarter of fiscal 2013 as compared to $0.8 million of other income in the prior year period; both years include the impact of foreign currency on intercompany transactions.

Tax

Our effective tax rate was 38.5% in both the third quarter of fiscal 2013 and the third quarter of fiscal 2012.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 29, 2012

The table below sets forth selected financial information for the first nine months of fiscal 2013 from our consolidated statements of net income for the nine months ended September 28, 2013 versus selected financial information for the first nine months of fiscal 2012 from our consolidated statements of net income for the nine months ended September 29, 2012:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Nine Months Ended
	September 28,	September 29,	Increase/	%
	2013	2012	(Decrease)	Change
Revenues, net	$1,346.0	$1,418.9	$(72.9)	(5.1%)

Cost of revenues	557.6	581.2	(23.6)	(4.1%)

Gross profit	788.4	837.7	(49.4)	(5.9%)
Gross Margin %	58.6%	59.0%

Marketing expenses	230.8	280.0	(49.2)	(17.6%)

Selling, general & administrative expenses	175.9	169.5	6.4	3.8%

Operating income	381.6	388.3	(6.7)	(1.7%)
Operating Income Margin %	28.4%	27.4%

Interest expense	76.3	60.1	16.1	26.8%
Other expense, net	0.8	2.5	(1.7)	(68.3%)
Early extinguishment of debt	21.7	1.3	20.4	100.0%

Income before income taxes	282.8	324.3	(41.4)	(12.8%)

Provision for income taxes	108.9	124.8	(15.9)	(12.8%)

Net income	$173.9	$199.4	$(25.5)	(12.8%)

Weighted average diluted shares outstanding	56.3	62.5	(6.1)	(9.8%)

Diluted EPS	$ 3.09	$ 3.19	$(0.10)	(3.3%)

Note: Totals may not sum due to rounding.

The following summary table sets forth a reconciliation of selected financial data for the nine months ended September 28, 2013 on a comparable basis, after the adjustment for the impact of the early extinguishment of debt charge discussed above is reflected:

	Income	Provision
	Before	for Income	Net	Diluted
(in millions, except per share amounts)	Taxes	Taxes	Income	EPS
Nine months of fiscal 2013	$282.8	$108.9	$173.9	$3.09

Adjustments to Reported Amounts (1)
Early extinguishment of debt charge	21.7	8.4	13.3	0.24

Total Adjustments	21.7	8.4	13.3	0.24

Nine months of fiscal 2013, as adjusted (1)	$304.5	$117.3	$187.3	$3.32

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts certain selected financial data for the nine months ended September 28, 2013. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Net revenues were $1,346.0 million in the first nine months of fiscal 2013, as compared to $1,418.9 million in the first nine months of fiscal 2012. Excluding the impact of foreign currency, which negatively impacted our revenues for the first nine months of fiscal 2013 by $1.4 million, net revenues in the first nine months of fiscal 2013 declined 5.0% versus the prior year period. The revenue decline in the first nine months of fiscal 2013 was driven by declines in the meetings business globally, most notably in the NACO and the UK meetings businesses. The decline in the NACO and UK meetings businesses was driven in large part by a lower incoming active base at the start of fiscal 2013 as compared to the start of fiscal 2012, as well as recruitment softness in the first nine months of fiscal 2013 caused by an inability to attract new members into the brand and, in the case of the United Kingdom, competitive pressure. Additionally, our Continental European meetings business, which cycled against a new program innovation and benefited from new marketing strategies in the prior year first nine months, also experienced a decline in meetings revenue on a constant currency basis. These declines in the meetings businesses were partially offset by growth in WeightWatchers.com which benefited from a higher active Online subscriber base at the start of fiscal 2013 as compared to the start of fiscal 2012.

The combination of the above factors also led to a 9.9% decline in global meeting paid weeks in the first nine months of fiscal 2013 versus the prior year period. With the benefit of starting fiscal 2013 with a higher active Online subscriber base, WeightWatchers.com experienced growth of 4.1% in Online paid weeks versus the prior year period. The increase in Online paid weeks did not fully offset the decline in meeting paid weeks, resulting in a 2.5% decrease in global paid weeks in the first nine months of fiscal 2013 versus the prior year period. Global attendance in the first nine months of fiscal 2013 declined 16.0% in comparison to the first nine months of fiscal 2012. We have been seeing a widening in the gap between attendance and paid weeks, which is a natural function of the increase in the average tenure of our Monthly Pass active base. End of period active Online subscribers decreased by 5.3% to 1.9 million at the end of the first nine months of fiscal 2013 as compared to the end of the first nine months of fiscal 2012 driven by recruitment weakness, particularly in the United States.

Gross Profit and Operating Income

Gross profit for the first nine months of fiscal 2013 of $788.4 million decreased $49.4 million, or 5.9%, from $837.7 million in the first nine months of fiscal 2012. Excluding the impact of foreign currency, which negatively impacted gross profit for the first nine months of fiscal 2013 by $0.5 million, gross profit in the first nine months of fiscal 2013 decreased by $48.9 million, or 5.8%, versus the prior year period.

Operating income for the first nine months of fiscal 2013 was $381.6 million, a decrease of $6.7 million, or 1.7%, from $388.3 million in the first nine months of fiscal 2012. Excluding the impact of foreign currency, which negatively impacted operating income for the first nine months of fiscal 2013 by $0.4 million, operating income in the first nine months of fiscal 2013 decreased by $6.2 million, or 1.6%, versus the prior year period. This decrease in operating income was primarily the result of lower meeting revenues largely offset by lower marketing expense, primarily from the elimination of inefficient digital advertising and the lack of a men’s campaign in the United States, in the first nine months of fiscal 2013 versus the prior year period. Our gross margin in the first nine months of fiscal 2013 decreased to 58.6% from 59.0% in the first nine months of fiscal 2012, and operating income margin in the first nine months of fiscal 2013 increased to 28.4% from 27.4% in the first nine months of fiscal 2012. See “—Components of Expenses and Margins” for additional details.

Net Income and Earnings Per Share

Net income in the first nine months of fiscal 2013 declined 12.8% from $199.4 million in the first nine months of fiscal 2012 to $173.9 million. The decrease in operating income, a charge of $21.7 million in early extinguishment of debt and higher interest expense resulting from our financing of our repurchase of shares in the Tender Offer (defined below) and related share repurchase from Artal Holdings (defined below) reduced net income in the first nine months of fiscal 2013. Excluding this early extinguishment of debt charge (after tax), net income was $187.3 million in the first nine months of fiscal 2013.

EPS in the first nine months of fiscal 2013 was $3.09, a decrease of $0.10 from $3.19 in the first nine months of fiscal 2012. Excluding the early extinguishment of debt charge, EPS was $3.32 in the first nine months of fiscal 2013. EPS in the first nine months of fiscal 2013 benefited from our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings as the number of our weighted average diluted shares outstanding for the first nine months of fiscal 2013 decreased to 56.3 million from 62.5 million in the prior year period. See “—Liquidity and Capital Resources—Dividends and Stock Transactions” for a description of the Tender Offer and related share repurchase from Artal Holdings.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, Internet revenues, products sold in meetings and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Meeting Fees

Global meeting fees for the first nine months of fiscal 2013 were $665.8 million, a decrease of $58.4 million, or 8.1%, from $724.2 million in the prior year period. Excluding the impact of foreign currency, which decreased our global meeting fees for the first nine months of fiscal 2013 by $0.9 million, global meeting fees in the first nine months of fiscal 2013 decreased by 7.9% versus the prior year period. The decline in meeting fees was driven by a 9.9% decline in global meeting paid weeks in the first nine months of fiscal 2013 to 69.7 million from 77.3 million in the prior year period. The decline in meeting paid weeks was driven by a lower meetings active base at the beginning of the first nine months of fiscal 2013 versus the beginning of the first nine months of fiscal 2012 as well as by the lower enrollments in the first nine months of fiscal 2013 as compared to the prior year period. The negative impact of lower global meeting paid weeks was mitigated by higher meeting fees per paid week which increased 2.0%, or 2.2% on a constant currency basis, in the first nine months of fiscal 2013 as compared to the prior year period. This increase in meeting fees per paid week was driven primarily by price increases in both NACO and the United Kingdom introduced prior to fiscal 2013. A discount offer in NACO which was less impactful in the first nine months of fiscal 2013 than in the prior year period also contributed to the increase. Global attendance decreased 16.0% to 34.4 million in the first nine months of fiscal 2013 from 41.0 million in the first nine months of fiscal 2012.

In NACO, meeting fees in the first nine months of fiscal 2013 were $466.7 million, a decrease of $39.5 million, or 7.8%, from $506.2 million in the first nine months of fiscal 2012. The decline in meeting fees was driven primarily by a 9.0% decline in NACO meeting paid weeks from 51.2 million in the first nine months of fiscal 2012 to 46.6 million in the first nine months of fiscal 2013. The decline in meeting paid weeks primarily resulted from the lower meetings active base at the beginning of the first nine months of fiscal 2013 versus the beginning of the first nine months of fiscal 2012 as well as by lower enrollments in the first nine months of fiscal 2013 versus the prior year period. Lower enrollments in the United States in the first nine months of fiscal 2013 were driven by attracting members to our brand. Although we introduced our new Weight Watchers 360° program in December 2012, this new program was not as effective in driving consumer trial as our PointsPlus innovation. Partially offsetting the decline in NACO meeting fees was a 1.4% increase in meeting fees per paid week in the first nine months of fiscal 2013 as compared to the prior year period. This increase in meeting fees per paid week was driven in part by a 2011 US price increase for new members, the impact of which was more significant in fiscal 2013 due to the cycling of new members throughout 2012. In addition, this increase in meeting fees per paid week was driven by a discounted offer in the United States in the Spring of fiscal 2012 that was not repeated until the Fall of fiscal 2013, and was less impactful in fiscal 2013. In the first nine months of fiscal 2013, NACO attendance decreased 15.1% to 21.8 million from 25.7 million in the first nine months of fiscal 2012. The Company completed three franchise acquisitions in NACO in the second half of fiscal 2012 as well as four franchise acquisitions in the first nine months of fiscal 2013. These franchise acquisitions benefitted NACO meeting fees in the first nine months of fiscal 2013 by approximately 1.8%.

International meeting fees in the first nine months of fiscal 2013 were $199.1 million, a decrease of $18.9 million, or 8.7%, from $218.0 million in the prior year period. Excluding the impact of foreign currency, which decreased international meeting fees for the first nine months of fiscal 2013 by $0.1 million, international meeting fees declined by 8.6% in the first nine months of fiscal 2013 versus the prior year period. In the first nine months of fiscal 2013, the decline in meeting fees was driven by an 11.6% decline in international meeting paid weeks versus the prior year period. Meeting paid weeks performance in the first nine months of fiscal 2013 was driven by declines in enrollments in most of our international markets in the first nine months of fiscal 2013 versus the prior year period. Partially offsetting the decline in international meeting fees was a 3.3% increase in meeting fees per paid week. This increase in meeting fees per paid week was driven primarily by a UK price increase in the third quarter of fiscal 2012 for all members. International attendance decreased by 17.4% in the first nine months of fiscal 2013 versus the prior year period.

In the first nine months of fiscal 2013, UK meeting fees decreased by 17.4% to $66.8 million from $80.9 million in the first nine months of fiscal 2012. Excluding the impact of foreign currency, which decreased UK meeting fees for the first nine months of fiscal 2013 by $1.5 million, UK meeting fees declined by 15.5% in the first nine months of fiscal 2013 versus the prior year period. First nine months fiscal 2013 meeting fees were driven lower primarily by a decline of 19.2% in UK meeting paid weeks versus the prior year period. Meeting paid weeks performance in the first nine months of fiscal 2013 was driven by the lower meetings active base at the beginning of the first nine months of fiscal 2013 versus the beginning of the first nine months of fiscal 2012 coupled with lower enrollments in the period as compared to enrollment levels in the prior year period. In the first nine months of fiscal 2013, local competition in the United Kingdom contributed to the decline in enrollments. Partially offsetting the decline in UK meeting fees was an increase in meeting fees per paid week of 2.2%, or 4.6% on a constant currency basis, versus the prior year period. This increase in meeting fees per paid week was driven primarily by a UK price increase in the third quarter of fiscal 2012 for all members. UK attendance decreased by 23.1% in the first nine months of fiscal 2013 versus the prior year period.

Meeting fees in Continental Europe in the first nine months of fiscal 2013 were $105.6 million, an increase of $0.8 million, or 0.8%, from $104.8 million in the first nine months of fiscal 2012. Excluding the impact of foreign currency, which increased Continental European meeting fees in the first nine months of fiscal 2013 by $2.5 million, Continental European meeting fees decreased by 1.6% in the first nine months of fiscal 2013 as compared to the prior year period. The decrease in meeting fees on a constant currency basis was driven by a decrease of 1.4% in Continental European meeting paid weeks in the first nine months of fiscal 2013 versus the prior year period. The decrease in meeting paid weeks was driven by lower enrollments in the first nine months of fiscal 2013 as compared to the prior year period. These lower enrollments were the result of cycling against the successful launch of the new program and the new advertising campaigns in the prior year period. However, the impact of enrollments on meeting paid weeks was minimized by the higher meetings active base at the beginning of the first nine months of fiscal 2013 versus the beginning of the first nine months of fiscal 2012. In Continental Europe, attendance decreased by 8.7% in the first nine months of fiscal 2013 versus the prior year period.

In-Meeting Product Sales

Global in-meeting product sales for the first nine months of fiscal 2013 were $175.3 million, a decrease of $31.0 million, or 15.0%, from $206.3 million in the first nine months of fiscal 2012. Excluding the impact of foreign currency, which decreased global in-meeting product sales for the first nine months of fiscal 2013 by $0.2 million, global in-meeting product sales in the first nine months of fiscal 2013 declined 14.9% versus the prior year period. This decrease resulted primarily from a 16.0% decline in global meeting attendance in the first nine months of fiscal 2013 versus the prior year period. Slightly offsetting this decline was an increase in product sales per attendee in the first nine months of fiscal 2013 versus the prior year period. On a per attendee basis, in the first nine months of fiscal 2013, global in-meeting product sales increased 1.1%, or 1.2% on a constant currency basis, versus the prior year period. This increase in global in-meeting product sales per attendee in the first nine months of fiscal 2013 was driven by strong per attendee sales of consumables across Continental Europe.

In NACO, first nine months fiscal 2013 in-meeting product sales of $99.3 million decreased by $18.6 million, or 15.8%, versus the prior year period. This decrease resulted primarily from a 15.1% attendance decline in the first nine months of fiscal 2013 as compared to the prior year period. In-meeting product sales per attendee decreased by 0.8% in the first nine months of fiscal 2013 versus the prior year period as sales declines in consumables, enrollment products and electronics more than offset strong sales of the new ActiveLink product, which was first introduced in the third quarter of fiscal 2012.

International in-meeting product sales were $76.0 million in the first nine months of fiscal 2013, a decrease of 14.1%, or 13.9% on a constant currency basis, versus the prior year period. This decrease was driven primarily by an attendance decline of 17.4% in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012, which was largely driven by the United Kingdom. In-meeting product sales per attendee in the first nine months of fiscal 2013 increased by 4.1%, or 4.2% on a constant currency basis, as compared to the prior year period. This increase was the result of strong sales of consumables in Continental Europe driven in part by new product introductions and successful promotions.

Internet Revenues

Internet revenues, which include subscription revenues from sales of our Weight Watchers Online and Weight Watchers eTools products as well as Internet advertising revenues, increased $24.0 million, or 6.2%, to $410.8 million in the first nine months of fiscal 2013 from $386.8 million in the first nine months of fiscal 2012. Foreign currency had a de minimis impact on Internet revenues for the first nine months of fiscal 2013. This increase was driven by the higher active Online subscriber base at the start of the first nine months of fiscal 2013, up 18.0%, versus the beginning of the first nine months of fiscal 2012, and effective marketing campaigns in

Continental Europe contributed to Online paid weeks growth of 4.1% in the first nine months of fiscal 2013 versus the prior year period. However, the trend of Online paid weeks growth slowed in the first nine months of fiscal 2013. This deceleration was driven by declining sign-ups in the US business which continued through the first nine months, as the commercial weight loss category continued to be impacted by increasing consumer trial of activity monitors and free apps. End of period active Online subscribers decreased by 5.3% to 1.9 million at the end of the first nine months of fiscal 2013 as compared to the end of the first nine months of fiscal 2012.

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $94.1 million for the first nine months of fiscal 2013, a decrease of $7.5 million, or 7.4%, from $101.6 million for the first nine months of fiscal 2012. Excluding the impact of foreign currency, which decreased other revenues for the first nine months of fiscal 2013 by $0.4 million, other revenues were 7.0% lower in the first nine months of fiscal 2013 compared to the prior year period. Franchise commissions and sales of products to our franchisees declined in the aggregate by 32.5%, or 32.1% on a constant currency basis, in the first nine months of fiscal 2013 versus the prior year period. This decline in Franchise commissions and sales of products to our franchisees was driven in part by our recent franchise acquisitions. Our by mail product sales and revenues from our publications also declined in the aggregate by 4.6%, or 4.2% on a constant currency basis, in the first nine months of fiscal 2013 versus the prior year period. Global licensing revenues remained flat, or increased 0.4% on a constant currency basis, in the first nine months of fiscal 2013 versus the prior year period. Included in global licensing revenues in the first nine months of fiscal 2012 was a $2.0 million one-time termination fee which benefited that period. Excluding this one-time termination fee, global licensing revenues in the first nine months of fiscal 2013 increased 4.4%, or 4.9% on a constant currency basis versus the prior year period.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Total cost of revenues in the first nine months of fiscal 2013 was $557.6 million, a decline of $23.6 million, or 4.1%, from $581.2 million in the prior year period. Gross profit in the first nine months of fiscal 2013 of $788.4 million decreased $49.4 million, or 5.9%, from $837.7 million in the first nine months of fiscal 2012. Gross margin in the first nine months of fiscal 2013 was 58.6%, as compared to 59.0% in the first nine months of fiscal 2012. Gross margin compression was driven primarily by the decline in the meetings business gross margin. The decline in the meetings business gross margin was driven by the lower average number of members per meeting and higher product costs in the United States partially offset by price increases taken in some of our markets and reduced cost of meeting materials in NACO. The WeightWatchers.com business gross margin also declined in the first nine months of fiscal 2013 driven primarily by the change in cost allocations for call center and technology expenses. This margin compression was partially offset by the shift of revenue towards the higher margin WeightWatchers.com business.

Marketing

Marketing expenses for the first nine months of fiscal 2013 were $230.8 million, a decrease of $49.2 million, or 17.6%, versus the first nine months of fiscal 2012. Excluding the impact of foreign currency, which increased marketing expenses for the first nine months of fiscal 2013 by $0.2 million, marketing expenses were 17.6% lower in the first nine months of fiscal 2013 compared to the prior year period. The decline was primarily driven by the absence of a Weight Watchers Online US men’s specific marketing campaign in the first nine months of fiscal 2013 and achieving more efficient digital marketing spend in the United States. Marketing expenses as a percentage of revenue were 17.1% in the first nine months of fiscal 2013 as compared to 19.7% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $175.9 million for the first nine months of fiscal 2013 versus $169.5 million for the first nine months of fiscal 2012, an increase of $6.4 million, or 3.8%. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first nine months of fiscal 2013 by $0.3 million, first nine months of fiscal 2013 selling, general and administrative expenses increased by 4.0% versus the first nine months of fiscal 2012. The increase in expenses was primarily related to higher bonus expenses (as the prior year period included a bonus reversal), severance, costs related to our acquisitions and investments in technology for the development of our mobile, field systems and customer relationship management platforms partially offset by lower stock compensation and legal expenses. Selling, general and administrative expenses as a percentage of revenue for the first nine months of fiscal 2013 increased to 13.1% from 11.9% for the first nine months of fiscal 2012.

Operating Income Margin

Our operating income margin in the first nine months of fiscal 2013 increased to 28.4% from 27.4% in the first nine months of fiscal 2012. This increase in operating income margin was primarily driven by the absence of a Weight Watchers Online US men’s specific marketing campaign in the first nine months of fiscal 2013 and achieving more efficient digital marketing spend in the United States in the first nine months of fiscal 2013 versus the first nine months of fiscal 2012. In the first nine months of fiscal 2013, marketing expenses decreased as a percentage of revenue, but this decrease was slightly offset by the increase in selling, general and administrative expenses as a percentage of revenue, as compared to the prior year period.

Interest Expense

Interest expense was $76.3 million for the first nine months of fiscal 2013, an increase of $16.1 million, or 26.8%, from $60.1 million in the first nine months of fiscal 2012. The increase was primarily driven by an increase in our average debt outstanding and higher interest rates on our debt. The effective interest rate on our debt increased by 0.56% to 3.43% in the first nine months of fiscal 2013 from 2.87% in first nine months of fiscal 2012. Our average debt outstanding increased by $404.6 million to $2,400.3 million in the first nine months of fiscal 2013 from $1,995.7 million in the first nine months of fiscal 2012. The increase in average debt outstanding was driven by the additional borrowings under our then existing credit facilities in connection with our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings (see “—Liquidity and Capital Resources—Dividends and Stock Transactions”). Interest expense was partially offset by a decrease in the notional value of our interest rate swap, which resulted in a higher effective interest rate of 3.87% in the first nine months of fiscal 2013, as compared to 3.64% in the first nine months of fiscal 2012.

Other Income and Expense

The Company incurred $0.8 million of other expense in the first nine months of fiscal 2013 as compared to $2.5 million of other expense in the prior year period. While both years include the impact of foreign currency on intercompany transactions, the prior year period also includes $2.4 million of expense resulting from a write-off associated with an investment.

Early Extinguishment of Debt

In the second quarter of fiscal 2013, we wrote-off $21.7 million of fees in connection with the refinancing of our debt that we recorded as an early extinguishment of debt charge. In the first quarter of fiscal 2012, we wrote-off $1.3 million of fees in connection with the refinancing of our debt that we recorded as an early extinguishment of debt charge.

Tax

Our effective tax rate was 38.5% in both the first nine months of fiscal 2013 and the first nine months of fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied us with a significant source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global initiatives, repurchase stock, pay down debt and opportunistically engage in franchise acquisitions. After the end of our third fiscal quarter, on October 30, 2013, we announced that we suspended our quarterly cash dividend, as described below (see “—Dividends and Stock Transactions”). We believe that cash flows from operating activities, together with borrowings available under our revolving credit facility, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

	September 28,	December 29,	Increase/
	2013	2012	(Decrease)
	(in millions)
Total current assets	$304.4	$218.0	$86.4
Total current liabilities	384.2	447.9	(63.7)

Working capital deficit	(79.8)	(229.9)	(150.1)
Cash and cash equivalents	181.2	70.2	111.0
Current portion of long-term debt	24.0	114.7	(90.7)

Working capital deficit, excluding change in cash and cash equivalents and current portion of long-term debt
	$(237.0)	$(185.4)	$51.6

We generally operate with negative working capital. This is driven in part by our commitment plans which are our primary payment method. These plans require members and subscribers to pay us for meetings and subscription products, respectively, before we pay for our obligations in the normal course of business. These prepayments are recorded as a current liability on our balance sheet which results in negative working capital. Our working capital deficit decreased $150.1 million to $79.8 million at September 28, 2013 from $229.9 million at December 29, 2012. Of this decline, the debt refinancing we undertook in April 2013, as well as scheduled debt repayments of $82.4 million which were offset by revolver borrowings of $70.0 million, lowered the current portion of our long-term debt by $90.7 million versus the end of fiscal 2012 as described below (see “—Long-Term Debt”).

Excluding the changes in cash and cash equivalents and current portion of long-term debt from both periods, the working capital deficit at September 28, 2013 increased by $51.6 million to $237.0 million from $185.4 million at December 29, 2012. The primary factors contributing to this increase in our working capital deficit were a timing related increase of $27.2 million in income tax liabilities, a $13.3 million reduction in inventory, a $5.9 million increase in deferred revenue due to the seasonality in our Online subscriber and Monthly Pass member bases and a $5.2 million net increase to the working capital deficit resulting from other operational items.

These other operational items that resulted in the net increase of $5.2 million to the working capital deficit included a $9.7 million increase in accrued dividends related to timing of payments, a $3.9 million increase in other accrued liabilities, a $4.2 million increase in the derivative payable and a $3.1 million decrease in accounts receivable. These increases to the working capital deficit were offset by a $7.3 million reduction in the previously reported UK self-employment liability related to a payment to Her Majesty’s Revenue and Customs, or HMRC, and an $8.4 million decrease in accounts payable.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the nine months ended:

	September 28,	September 29,
	2013	2012
	(in millions)
Net cash provided by operating activities	$301.4	$290.9
Net cash used in investing activities	$(131.4)	$(71.6)
Net cash used in financing activities	$(59.1)	$(185.5)

Operating Activities

First Nine Months of Fiscal 2013

Cash flows provided by operating activities of $301.4 million for the first nine months of fiscal 2013 increased by $10.5 million from $290.9 million in the first nine months of fiscal 2012. The increase in cash provided by operating activities was primarily the result of the payment to HMRC in connection with the previously reported UK self-employment liability in the first nine months of fiscal 2012 and the non-cash early extinguishment of debt charge in the first nine months of fiscal 2013. This increase was partially offset by lower net income in the first nine months of fiscal 2013 as compared to the prior year period.

The $301.4 million of cash flows provided by operating activities for the first nine months of fiscal 2013 exceeded the period’s net income by $127.5 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital as described above (see “—Balance Sheet Working Capital”), non-cash expenses and differences between book and cash taxes.

First Nine Months of Fiscal 2012

The $290.9 million of cash flows provided by operating activities for the first nine months of fiscal 2012 exceeded the period’s net income by $91.5 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital, non-cash expenses and differences between book and cash taxes.

Investing Activities

First Nine Months of Fiscal 2013

Net cash used for investing activities totaled $131.4 million in the first nine months of fiscal 2013, an increase of $59.8 million as compared to the first nine months of fiscal 2012. This increase was primarily attributable to the $78.4 million aggregate purchase price paid for franchise acquisitions completed in the first nine months of fiscal 2013. In the first nine months of fiscal 2013, we acquired substantially all of the assets of our Alberta and Saskatchewan, Canada franchisees, Weight Watchers of Alberta Ltd. and Weight Watchers of Saskatchewan Ltd. for a purchase price of $35.0 million, our West Virginia franchisee, Weight Watchers of West Virginia, Inc., for a net purchase price of $16.0 million, our Columbus, Ohio franchisee, Weight Watchers of Columbus, Inc., for a net purchase price of $23.4 million and our Reno, Nevada franchisee, Weight Watchers of Northern Nevada, Inc., for a net purchase price of $4.0 million. In addition, we incurred capital expenditures in connection with the move of our headquarters, our retail initiative and capitalized software expenditures to support our customer relationship management platform and other global systems initiatives.

Post First Nine Months of Fiscal 2013

After the end of our third quarter of fiscal 2013, on October 28, 2013, we acquired substantially all of the assets of our Manitoba, Canada franchisee, Weight Watchers of Manitoba Ltd., for a net purchase price of $5.2 million, and our Franklin and St. Lawrence Counties, New York franchisee, Weight Watchers of Franklin and St. Lawrence Counties Inc., for a net purchase price of $0.3 million.

First Nine Months of Fiscal 2012

For the first nine months of fiscal 2012, cash used for investing activities consisted of capital expenditures in connection with our retail initiative, capitalized software expenditures to support global systems initiatives, and the purchase price paid in connection with our acquisition of substantially all of the assets of our Southeastern Ontario and Ottawa, Canada, franchisee.

Financing Activities

First Nine Months of Fiscal 2013

Net cash used for financing activities totaled $59.1 million in the first nine months of fiscal 2013 and included $44.8 million of deferred financing fees in connection with our April 2013 debt refinancing. Additionally, term loan payments under our then existing credit facility of $2.41 billion were offset by new borrowings of $2.40 billion in connection with our April 2013 debt refinancing. In addition, we paid $19.7 million of dividends to our shareholders which offset $17.8 million in proceeds we received from stock options exercised and the tax benefit thereon in the first nine months of fiscal 2013.

First Nine Months of Fiscal 2012

Net cash used for financing activities totaled $185.5 million in the first nine months of fiscal 2012 and included stock repurchases of $1.5 billion and deferred financing costs of $25.5 million, partially offset by proceeds from new term loans under our then existing credit facilities of $1.45 billion in connection with the Tender Offer and related Artal Holdings share repurchase. See “—Dividends and Stock Transactions” for a description of the Tender Offer and the related Artal Holdings share repurchase. In addition, in the first nine months of fiscal 2012, we made long-term debt payments of $86.6 million, paid $32.5 million of dividends to our shareholders and received $13.9 million in proceeds from stock options exercised and the tax benefit thereon.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at September 28, 2013:

Long-Term Debt

At September 28, 2013

(in millions)

Balance
Revolving Facility due April 2, 2018	$—
Tranche B-1 Term Facility due April 2, 2016	299.2
Tranche B-2 Term Facility due April 2, 2020	2,094.8

Total Debt	2,394.0
Less Current Portion	24.0

Total Long-Term Debt	$2,370.0

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

At September 28, 2013, we had $2,394.0 million outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under the Revolving Facility. In addition, at September 28, 2013, the Revolving Facility had $1.2 million in issued but undrawn letters of credit outstanding thereunder and $248.8 million in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) will be used for working capital and general corporate purposes.

Borrowings under the New Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. The applicable margin relating to both of the Term Facilities will increase by 25 basis points in the event that we receive a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s. The applicable margin relating to the Revolving Facility will fluctuate depending upon our total leverage ratio. At September 28, 2013, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 2.75% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At our total leverage ratio as of September 28, 2013, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.25% or base rate plus an applicable margin of 1.25%. On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon our total leverage ratio. At our total leverage ratio as of September 28, 2013, the commitment fee was 0.40% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

The New Credit Agreement contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The Revolving Facility also requires us to maintain the Consolidated Leverage Ratio (as defined in the New Credit Agreement), but only if borrowings under the Revolving Facility exceed 20.0% of revolving commitments. The Term Facilities do not require us to maintain any financial ratios. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets secure the WWI Credit Facility.

At September 28, 2013 and December 29, 2012, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 3.65% and 2.99% per annum at September 28, 2013 and December 29, 2012, respectively.

The following schedule sets forth our year-by-year debt obligations at September 28, 2013:

Total Debt Obligation

(Including Current Portion)

At September 28, 2013

(in millions)

Remainder of fiscal 2013	$6.0
Fiscal 2014	30.0
Fiscal 2015	24.0
Fiscal 2016	307.5
Fiscal 2017	21.0
Thereafter	2,005.5

Total	$2,394.0

The following table summarizes our future contractual obligations as of the end of fiscal 2012 had the New Credit Agreement been in place at that time:

		Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
		(in millions)
Long-Term Debt(1)
Principal	$2,400.0	$12.0	$54.0	$328.5	$2,005.5
Interest	590.9	67.2	197.6	155.8	170.3
Operating leases	274.5	40.0	67.8	45.7	121.0
Other long-term obligations(2)	3.5	(1.5)	(1.8)	(1.3)	8.1

Total	$3,268.9	$117.7	$317.6	$528.7	$2,304.9

(1)	Due to the fact that all of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2012 remains constant for all periods presented.
(2)	“Other long-term obligations” primarily consist of deferred rent costs. The provision for income tax contingencies included in other long-term liabilities on the consolidated balance sheet is not included in the table above due to the fact that the Company is unable to estimate the timing of payment for this liability.

Dividends and Stock Transactions

We historically have issued a quarterly cash dividend of $0.175 per share of our common stock every quarter for the past several fiscal years. On October 30, 2013, we announced that we suspended our quarterly cash dividend. We currently intend to use the related annual cash savings of approximately $39.0 million, based on the number of shares outstanding as of the end of the third quarter fiscal 2013, to preserve financial flexibility while funding our strategic growth initiatives and building cash for future debt repayments. Any future determination to declare and pay dividends will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors it may deem relevant. The WWI Credit Facility also contains restrictions on our ability to pay dividends on our common stock.

On October 9, 2003, our Board of Directors authorized and we announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized and we announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg, or Artal Holdings, and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the nine months ended September 28, 2013 and September 29, 2012, the Company repurchased no shares of its common stock in the open market under this program. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement, as discussed further below, was not made pursuant to the repurchase program.

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

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the WWI Credit Facility agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if the Consolidated Leverage Ratio is greater than 3.25:1. As of September 28, 2013, our Consolidated Leverage Ratio was greater than 3.25:1 and we expect that it will remain above 3.25:1 for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

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

As of September 28, 2013, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2012 have not materially changed from December 29, 2012 other than as described below.

As of September 28, 2013, we had in effect an interest rate swap with a notional amount totaling $467.5 million to hedge a portion of our variable rate debt. As of such date, $1,926.5 million of our variable rate debt remained unhedged. This interest rate swap that went effective on January 4, 2010 and terminates on January 27, 2014 had an initial notional amount of $425.0 million, which amount will fluctuate during the remainder of its term to a maximum of $467.5 million. From December 29, 2012 through April 1, 2013, this swap had qualified for hedge accounting, and therefore changes in the fair value of this derivative were recorded in accumulated other comprehensive income (loss). Effective April 2, 2013, due to our debt refinancing, we ceased the application of hedge accounting for this swap. Accordingly, changes in the fair value of this swap have been recorded in earnings subsequent to April 2, 2013 and were immaterial for the three and nine months ended September 28, 2013.

On July 26, 2013, in order to hedge an additional portion of our variable rate debt, we entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap is $1.5 billion. During the term of this swap, the notional amount will decrease and the highest notional amount will be $1.5 billion. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive income (loss).

Based on the amount of our variable rate debt and the interest rate swap agreement in effect as of September 28, 2013, excluding the interest rate swap agreement entered into on July 26, 2013, a hypothetical 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $9.6 million. This change in market risk exposure from the end of fiscal 2012 was due to the reduction of the notional amount of our interest rate swap from $583.2 million at the end of fiscal 2012 to $467.5 million at September 28, 2013.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Due to the nature of our activities, we are also, at times, subject to pending and threatened legal actions that arise out of the ordinary course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of any such matters is not expected to have a material effect on our results of operations, financial condition or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description
†**Exhibit 10.1	Separation Agreement, dated as of July 30, 2013, by and between Weight Watchers International, Inc. and David Kirchhoff (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-16769) filed with the SEC on August 1, 2013, and incorporated herein by reference).

†**Exhibit 10.2	Severance Amendment, dated as of July 30, 2013, by and between Weight Watchers International, Inc. and James Chambers (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (file No. 001-16769) filed with the SEC on August 1, 2013, and incorporated herein by reference).

*Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

*Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: November 6, 2013	By:	/s/ James Chambers
James Chambers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 6, 2013	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
†**Exhibit 10.1	Separation Agreement, dated as of July 30, 2013, by and between Weight Watchers International, Inc. and David Kirchhoff (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 001-16769) filed with the SEC on August 1, 2013, and incorporated herein by reference).

†**Exhibit 10.2	Severance Amendment, dated as of July 30, 2013, by and between Weight Watchers International, Inc. and James Chambers (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (file No. 001-16769) filed with the SEC on August 1, 2013, and incorporated herein by reference).

*Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350.

*Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350.

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