Form 10-K
period 2013-12-28
WEIGHT WATCHERS INTERNATIONAL INC
filed 2014-02-26
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013.

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

Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2013 (based upon the closing price of $46.00 per share of common stock as of June 28, 2013, the last business day of the registrant’s second fiscal quarter of 2013, as quoted on the New York Stock Exchange) was $1,254,625,620. For purposes of this computation, it is assumed that shares of common stock held by our directors, executive officers and our controlling shareholders as of June 28, 2013 would be deemed stock held by affiliates.

The number of shares outstanding of common stock as of January 31, 2014 was 56,426,741.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2014 annual meeting of shareholders are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended December 28, 2013.

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

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Annual Report on Form 10-K:

•	“fiscal 2008” refers to our fiscal year ended January 3, 2009 (included a 53rd week);

•	“fiscal 2009” refers to our fiscal year ended January 2, 2010;

•	“fiscal 2010” refers to our fiscal year ended January 1, 2011;

•	“fiscal 2011” refers to our fiscal year ended December 31, 2011;

•	“fiscal 2012” refers to our fiscal year ended December 29, 2012;

•	“fiscal 2013” refers to our fiscal year ended December 28, 2013; and

•	“fiscal 2014” refers to our fiscal year ended January 3, 2015 (includes a 53rd week).

The following terms used in this Annual Report on Form 10-K are our trademarks: Weight Watchers®, PointsPlus®, ProPoints ® and ActiveLink®.

ii

PART I

Item 1.	Business

Overview

We are a leading, global-branded consumer company and the world’s leading provider of weight management services, operating globally through a network of Company-owned and franchise operations. With five decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. In fiscal 2013, consumers spent approximately $5 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, Internet subscription products sold by WeightWatchers.com, products sold at meetings, licensed products sold in retail channels and magazine subscriptions and other publications.

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

In the 50 years since our founding, we have built our meetings business by helping millions of people around the world lose weight through sensible and sustainable food plans, exercise, behavior modification and group support. Each week, approximately a million members attend over 40,000 Weight Watchers meetings around the world, which are run by more than 10,000 leaders—each of whom has lost weight on our program. We are constantly improving our scientifically-based weight management approaches, and we are one of only a few commercial weight management programs whose efficacy has been clinically proven. Our strong brand, together with the effectiveness of our plans, loyal customer base and unparalleled network and infrastructure, enable us to attract new and returning members efficiently. Our customer acquisition costs are relatively low due to both word of mouth referrals and our efficient mass marketing programs.

Through WeightWatchers.com, we offer Internet subscription weight management products, which include applications for mobile and tablet devices, to consumers and maintain an interactive presence on the Internet for the Weight Watchers brand. We believe WeightWatchers.com is the leading global provider of weight management Internet subscription products. Currently, we provide two Internet subscription offerings: Weight Watchers Online and Weight Watchers eTools. Weight Watchers Online provides interactive and personalized resources that allow users to follow our weight management plans via the Internet or on their mobile device. Weight Watchers eTools is the Internet weight management companion for Weight Watchers meetings members who want to interactively manage the day-to-day aspects of their weight management plans on the Internet or on their mobile device. Weight Watchers eTools is offered for free as part of our Monthly Pass commitment plan, or Monthly Pass, which provides our meetings members with unlimited access to meetings at a discounted monthly rate. We currently offer our two Internet subscription products in eleven countries, including the United States, Canada, the United Kingdom, Germany and Australia.

Change in Segment Reporting

Effective the first day of fiscal 2014 (i.e. December 29, 2013), we realigned our organizational structure to better leverage our significant assets and align our innovation efforts, which resulted in new reporting segments (North America, United Kingdom, Continental Europe, and Rest of World) for the purpose of making operational and resource decisions and assessing financial performance. The segment information presented in this Annual Report on Form 10-K does not reflect this change as the change was not effected internally until our first quarter of fiscal 2014. We will begin reporting segment information based on these new segments in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2014.

The Global Weight Management Market

We participate in the global weight management market. According to Marketdata Enterprises, the weight management industry had revenue of approximately $62 billion in 2012 in the United States alone. The number of overweight and obese people has steadily increased around the world over the past 20 years and is estimated to reach approximately 3.0 billion by 2015, primarily driven by changing eating patterns and increasingly sedentary lifestyles. Between 2009 and 2010, 69% of Americans at or over the age of 20 were considered overweight and over a third of these were obese. Numerous diseases, including heart disease, high blood pressure and Type II diabetes, are associated with being overweight or obese.

Our Services and Products

Our Weight Management Plans

In each of our markets, we offer services and products that are built upon our weight management program which is comprised of a range of nutritional, exercise and behavioral tools and approaches. Beginning towards the end of fiscal 2013, we launched globally a new, two-week starter plan, known as Simple Start in NACO, built upon a foundation of Weight Watchers Power Foods, which are low in energy density. This starter plan provides an on-ramp to our weight management plan, PointsPlus as it is known in NACO, or ProPoints as it is known in certain of our other geographies. PointsPlus is an innovative weight loss system, developed from a combination of advancements in scientific research and insights of customers who experienced prior Weight Watchers plans. With the PointsPlus system, each food has a PointsPlus value determined by a unique and proprietary formula based on the food’s protein, carbohydrates, fat and dietary fiber content. The formula takes into account how these nutrients are processed by the body as well as their impact on satiety. Subject to certain nutritional guidelines, customers following the PointsPlus system can eat any food as long as the PointsPlus value of their total food consumption stays within their personalized PointsPlus “budget”. Since nutritious foods generally have low PointsPlus values, this approach guides customers toward healthier eating habits. In 2013 we introduced the Weight Watchers 360° plan, which also built upon the benefits of the PointsPlus system by adding education and tools for customers to navigate environments in which they live day-to-day and behavioral steps and strategies to develop routines to help enhance long-term weight management success. We continue to offer the benefits of this education and these tools to our customers.

Our Clinical Efficacy

Our program is one of the most clinically-studied commercial weight management programs, with more than 80 peer-reviewed publications in the last 20 years. For example, in fiscal 2012, a clinical trial funded by the National Institutes of Health in the United States found that individuals following Weight Watchers lost more weight, on average, over a 48-week period than those following a program administered by healthcare professionals preceding a period of time of following Weight Watchers. Similarly, in 2013, a randomized controlled trial conducted by the Baylor College of Medicine researchers and funded by us was published in The American Journal of Medicine and found that overweight and obese adults following Weight Watchers lost significantly more weight at six months than those who tried to lose weight on their own.

Our Meetings

We present our program in a series of weekly meetings of approximately one hour in duration. Meetings are conveniently scheduled throughout the day. Typically, we hold meetings in either meeting rooms in well-located civic or other community centers or space leased in retail centers.

Our group support system remains the cornerstone of our meetings. Members provide each other support by sharing their experiences with, and by providing encouragement and empathy to, other people experiencing similar weight management challenges. This group support provides the reassurance that no one must overcome his or her weight management challenge alone. Group support assists members in building healthy routines that support long-term weight management through changes in behavior, eating, and exercise. We facilitate this support through interactive meetings that encourage learning through group activities and discussions and individual goal-setting. In our meetings, our leaders present our program in a manner that combines group support and education with a structured approach to food, activity and lifestyle modification developed by credentialed weight management experts. Our more than 10,000 leaders worldwide run our meetings and educate members on the Weight Watchers method of successful and sustained weight management. Our leaders also provide inspiration and motivation for our members and are examples of our program’s effectiveness because they have lost weight and maintained their weight loss on our program. For meetings, leaders are typically paid a base rate (which varies based on geographic region), plus various types of commissions based on the number of attendances and products sold. Leaders are also typically paid on an hourly basis (which varies based on the nature of the task and their geographic region) for all of their non-meeting activities.

Meetings typically begin with registration and a confidential weigh-in to track each member’s progress. Leaders and receptionists are trained to engage the members at the weigh-in to talk about their weight management efforts during the previous week and to provide encouragement and advice. Part of the meeting is educational, where the leader uses personal anecdotes, games or open questions to demonstrate some of our core weight management strategies, such as self belief and self discipline. During the meeting, members are encouraged to reflect on and share their learnings from the preceding week to get fresh ideas for addressing challenges and be recognized for accomplishments both on the scale and behaviorally. The leader also facilitates a group discussion about a pre-selected topic selected by us related to weight management, such as seasonal eating triggers, emotional eating, planning, and self-monitoring. The leader encourages substantial participation and discusses supporting products and digital tools as appropriate. At the end of each meeting, members are encouraged to define a personal, short-term goal for the coming week. Immediately following each meeting, new members are given an orientation to our current weight management plans.

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

The primary payment structure for our meetings business globally is through a monthly commitment plan, referred to as Monthly Pass in NACO and many other geographies. With Monthly Pass, members receive unlimited access to meetings at a discounted monthly price plus free access to Weight Watchers eTools, the Internet weight management companion for Weight Watchers meetings members. We offer the Monthly Pass commitment plan in eleven countries, including the United Kingdom, Germany and Australia. Monthly Pass is generally offered at an approximate 20% to 34% discount to our traditional “pay-as-you-go” weekly fee depending on the country. For example, in the United States, Monthly Pass is sold for $42.95 per month (approximately $9.91 per week) as compared to the average “pay-as-you-go” weekly fee of $14.00. Under the terms of Monthly Pass, a fee is charged automatically to the member’s credit or debit card on a monthly basis until the member elects to cancel. Monthly Pass is available for purchase throughout the year.

The Company’s meetings business payment structure has shifted significantly in recent years toward Monthly Pass. In fiscal 2013, on an aggregate basis across the markets where we offer Monthly Pass, well over three quarters of our meeting paid weeks, and approximately three quarters of our member attendances, were attributable to Monthly Pass. Our traditional payment structure in our meetings business is a “pay-as-you-go” arrangement. Under this traditional method, a new member pays an initial registration fee and then a weekly fee for each meeting attended, although free registration is offered as a promotion during certain times of the year. We also offer prepayment plans consisting of pre-paid meeting vouchers and coupons in some countries.

As of the end of fiscal 2013, approximately 14% of our total worldwide attendance was represented by franchised operations. We estimate that, in fiscal 2013, these franchised operations attracted attendance of approximately seven million people. Franchisees typically pay us a fee equal to 10% of their meeting fee revenues. We have enjoyed a mutually beneficial relationship with our franchisees over many years. In our early years, we used an aggressive franchising strategy to quickly establish a meeting infrastructure to pre-empt competition. Since then, we have acquired a large number of franchises and expect to continue to do so opportunistically.

Our franchisees are responsible for operating classes in their franchise class territory using the program and marketing guidelines we have developed. We provide a central support system for the program and our brand. Franchisees purchase products from us at wholesale prices for resale directly to members. Franchisees are obligated to adhere strictly to our program content guidelines, with the freedom to control pricing, class locations, operational structure and local promotions. Franchisees provide local operational expertise, advertising and public relations. Franchisees are required to keep accurate records that we audit from time to time. Most franchise agreements are perpetual and can be terminated only upon a material breach or bankruptcy of the franchisee.

Our Product Sales

We sell a range of products, including bars, snacks, cookbooks, food and restaurant guides with PointsPlus values, Weight Watchers magazines, PointsPlus calculators, fitness kits and ActiveLink, an activity monitor and web experience that tracks activity throughout the day. These products complement our weight management plans and help our customers in their weight management efforts. We have focused on selling products that drive recurring purchases. Our products are designed to be high quality, offer benefits related to the Weight Watchers plans and be easy to merchandise.

We sell our products primarily through our meeting operations and to our franchisees. Excluding sales to or by our franchisees, in fiscal 2013, sales of proprietary products in our meeting operations represented approximately 12% of our revenues. We seek to grow our product sales per attendee in our meeting operations by continuing to optimize our product offerings by updating existing products, selectively introducing new products and sharing best practices across geographies.

Revenues from our WWI reporting segment, including revenues from meetings and product sales, contributed 69.4% of our total revenues in fiscal 2013, 72.2% of our total revenues in fiscal 2012 and 77.8% of our total revenues in fiscal 2011.

Our WeightWatchers.com Offerings

Through WeightWatchers.com, we are well positioned to benefit from the large self-help weight management market as well as several trends taking place in the global Internet marketplace, including an increased willingness of consumers to access digital content and the growth of e-Commerce and digital advertising. According to the U.S. Census Bureau, U.S. retail eCommerce sales as a percent of total U.S. retail sales more than doubled between the third quarter of 2005 and the third quarter of 2013. We offer two Internet subscription products—Weight Watchers Online and Weight Watchers eTools. We have offered these products in the United States since 2001 and currently offer them in ten other countries, including the United Kingdom, Canada, France, Germany and Australia. While these products have similar functionality across markets, each is tailored specifically to the local market.

Revenues from our WeightWatchers.com reporting segment contributed 30.6% of our total revenues in fiscal 2013, 27.8% of our total revenues in fiscal 2012 and 22.2% of our total revenues in fiscal 2011.

Subscription Products

Weight Watchers Online is a product based on the Weight Watchers approach to weight management and is designed to attract self-help-inclined consumers. Weight Watchers Online helps consumers adopt a healthier lifestyle, with a view toward long-term behavior modification—a key aspect of the Weight Watchers approach toward sustainable weight loss. Weight Watchers Online allows consumers to learn how to make healthier food choices and lead a more active lifestyle by providing them with online and mobile content, functionality, resources and interactive web-based weight management plans. As of the end of fiscal 2013, WeightWatchers.com had over 1.7 million active Weight Watchers Online subscribers.

Weight Watchers eTools is an Internet weight management product available to consumers who are Weight Watchers meetings members. Weight Watchers eTools allows users to interactively manage the day-to-day aspects of their weight management plans online or via their mobile devices, discover different food options, stay informed and motivated, and keep track of their weight management efforts.

As Weight Watchers Online and Weight Watchers eTools reflect different value propositions, the subscription products are priced differently. Both subscription products currently offer an initial pre-paid subscription term of one or three months, continuing thereafter on a pre-paid month-to-month basis until canceled. In the United States, Weight Watchers Online costs $65.00 for the initial 3-month term or $48.90 for the initial one-month term. The ongoing monthly fee for Weight Watchers Online is $18.95. In the United States, Weight Watchers eTools costs $34.95 for the initial 3-month term or $14.95 for the initial one-month term. The ongoing monthly fee for Weight Watchers eTools is $14.95. From time to time, we offer discounts on these standard pricing terms. In addition, Weight Watchers eTools is included for free in purchases by consumers of Monthly Pass.

Features of Subscription Products

We believe WeightWatchers.com’s personalized and interactive Internet subscription products provide customers with an engaging weight management experience. Our Internet subscription products help customers monitor their weight management efforts, encourage exercise and a more active lifestyle, and provide guidance toward healthier eating habits by offering the following interactive resources:

•	Simple Start application

•	PointsPlus Tracker

•	“Spaces” tool to help manage situations and the environment

•	“Routines” tool to help establish healthy routines

•	PointsPlus Calculators

•	Power Foods lists

•	Weight Tracker and Progress Charts

•	Nutritional Guidelines

•	Hunger Tracker

•	Fitness Workouts and Videos

•	Recipe and Food Databases

•	Recipe Builder

•	Meal Ideas

•	Restaurant Guides

Mobile Solutions and Other Market Opportunities

We believe that mobile weight management tools and resources are an important market opportunity for us. Our mobile phone applications, the iPhone® application, which launched in fiscal 2009, and the Android™

application, which launched in fiscal 2011, provide Monthly Pass purchasers and Weight Watchers Online subscribers with access to a suite of weight-loss tools, such as recipe and tracking tools, as well as other helpful content. In fiscal 2010, we launched our initial iPad®-optimized application, and a universal application was launched in fiscal 2011. In fiscal 2011, we launched an iPhone® and Android™ barcode scanning application, which scans the barcodes of food products and provides accurate PointsPlus values. We currently offer our universal iPhone®, iPad® and Android™ applications in ten countries. We continue to explore opportunities to enhance the mobility of our plans and products. We also believe we can expand our Internet revenues from sources other than our Internet subscription products, including third-party advertising on our website.

In addition, we believe there are many other markets that will present opportunities for us, including men, for whom we have a customized version of our Internet subscription products.

At-Work Meetings and Healthcare

As healthcare costs continue to be a significant concern on the minds of employers and their employees, we believe that our broad range of services and products uniquely positions us to serve the corporate market and help companies reduce their healthcare costs and improve the overall well-being of their employees. Our strategy is focused on leveraging our organizational capability to serve companies of every size and type by offering convenient and flexible weight-loss solutions that include meetings at the workplace, local community meetings and access to Weight Watchers Online. In addition, we believe our information technology platform can be leveraged to meet the needs of these companies and their employees. As a result of our strategy, we now have, and plan to continue to invest in, the capability to sell, market, and service companies at the local level, the mid-market level, and the national level of the corporate market.

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

Select current licensees and endorsees include:

LICENSEES AND ENDORSEES	PRODUCTS/CATEGORIES
United States
Applebee’s	Select Applebee’s Menu Items
Conair	Scales
Dawn Foods	Sweet Baked Goods
Foster Farms	Frozen Chicken
General Mills	Green Giant Frozen Vegetables, Progresso Light Soups and Yoplait Light Yogurt
Kraft Foods	Boca Frozen Meat Alternatives
Russell Stover	Chocolate Candy
Schreiber Foods	Cheese
Wells Dairy	Ice Cream Novelties

United Kingdom
Finsbury Food Group	Cakes
Greencore Prepared	Ready to Eat Meals
Rivermill	Bakery Accompaniments
Vimto	Fruit Drinks
Walkers	Biscuits and Cookies
Warburtons	Bread
Weetabix	Breakfast Cereal
Yoplait	Yogurt

Continental Europe
Bischofszell Gastina	Chilled Meals
Campofrio Group	Meats
Kuhlmann	Salads, Spreads and Dressings
Marie LDC	Chilled Meals
Parmalat	Milk
Yoplait	Yogurt and Chilled Desserts

Australia and New Zealand
Conair	Scales
Fonterra	Yogurt, Chilled Desserts and Cheese
Tasti	Breakfast Cereal and Cereal and Nut Bars

We ask each of our licensees to include on their packaging certain information about our services and our products, such as our toll free numbers and a URL for WeightWatchers.com. This marketing and promotional support reinforces the value of our brand.

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

Weight Watchers Magazine

Weight Watchers magazines are published in most of our major markets. In the United States, Weight Watchers Magazine is an important branded marketing platform that continues to show strong circulation and advertiser acceptance. As of fall 2013, our US magazine had a readership of approximately nine million, according to GfK Mediamark Research and Intelligence, LLC, an industry tracking service. In addition to generating revenues from subscription sales and third-party advertising, Weight Watchers Magazine also reinforces the value of our brand and serves as a powerful tool for marketing to both existing and potential customers.

Marketing and Promotion

Our communications with consumers and other promotional efforts enhance our brand image and awareness, and motivate both former and potential new customers to join Weight Watchers meetings or subscribe to Weight Watchers Online.

Media Advertising

We advertise primarily in national media vehicles (television, digital, print, etc.), which are selected based on their efficiency and effectiveness in reaching our target audience. Through WeightWatchers.com, we develop and maintain a high level of engagement with new and potential customers on various social platforms like Facebook and Twitter. While our traditional advertising schedule generally supports the three key marketing campaigns of the year, winter, spring and fall, we communicate with consumers in the digital space in real time throughout the year. Also, we utilize brand ambassadors, including from time to time celebrity spokespersons, as part of our advertising.

Word of Mouth

The word of mouth generated by our current and former customers is an important source of new customers. These referrals, combined with our strong brand and the effectiveness of our plans, enable us to efficiently attract new and returning customers.

Public Relations

We carry out many of our key public relations initiatives through the efforts of current and former Weight Watchers leaders, members and subscribers, including from time to time celebrities. These leaders, members and subscribers engage in national and local promotions, information presentations and charity events to promote Weight Watchers and demonstrate the program’s efficacy. In addition, some become media-trained ambassadors and represent us in various national and local public relations activities. We currently have over 450 media-trained ambassadors as part of our grass roots network.

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

Customer Relationship Management

We use direct mail and email to attract new and returning customers and to engage current customers. We maintain databases of current and former customers in each country in which we operate, which we use to focus our direct mailings and email. During fiscal 2013, NACO sent over 26 million pieces of direct mail. Most of these mailings are timed to coincide with the start of our marketing campaigns and are intended to encourage former meetings members to re-enroll. In addition, we continue to leverage WeightWatchers.com’s email targeting capabilities. Its email promotional programs are an important customer acquisition vehicle for both our Internet and meetings businesses.

Weight Watchers Magazine

In addition to generating revenues from subscription sales and third-party advertising, Weight Watchers Magazine reinforces the value of our brand and serves as an important marketing tool to both existing and potential customers. We offer Weight Watchers magazines in most of our major markets.

WeightWatchers.com Website

The WeightWatchers.com website is an important global promotional channel for our brand, services and products. The website is a vehicle for communicating our services and products in greater detail than could be achieved in more traditional advertising vehicles. In addition to being a gateway for our Internet subscription products, the website contributes value to our meetings business by promoting our brand, advertising Weight Watchers meetings, assisting in locating meetings and keeping members involved with Weight Watchers outside of meetings through useful offerings, such as healthy recipes, weight management articles, success stories and social media functionality. In fiscal 2013, our Meeting Finder feature generated on average over 1.3 million meeting searches per month globally. The Meeting Finder makes it easier than ever for our existing and potential members to find a convenient meeting place and time.

Seasonality

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our operating income for the first half of the year is generally the strongest, and the first quarter of the fiscal year typically results in the greatest revenue due to the importance of the winter diet season to our overall recruitment environment. Our advertising schedule generally supports the three key recruitment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. The introduction of Monthly Pass in the meetings business has resulted in less seasonality with regard to our meeting fee revenues because its revenues are amortized over the related subscription period. While WeightWatchers.com experiences seasonality similar to the meetings business in terms of new subscriber sign-ups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

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

We also compete with various self-help diets, products and publications, such as free mobile and other weight management applications and activity monitors.

Trademarks, Patents and Other Proprietary Rights

We own numerous domestic and international trademarks, patents and other proprietary rights that are valuable assets and are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. Patent protection extends for varying periods according to the date of patent filing or grant and the legal term of patents in the jurisdiction in which the patent is granted. The actual protection afforded by a patent may vary from country to country depending upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. We believe the protection of our trademarks, copyrights, patents, domain names, trade dress and trade secrets is important to our success. We aggressively protect our intellectual property rights by relying on a combination of trademark, copyright, patent, trade dress and trade secret laws, and through domain name dispute resolution systems.

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

Artal Ownership

In September 1999, Artal Luxembourg, S.A., or Artal Luxembourg, acquired us from Heinz. Artal Luxembourg is an indirect subsidiary of Artal Group, S.A., which together with its parents and its subsidiaries is referred to in this Annual Report on Form 10-K as Artal. Currently, Artal Luxembourg is the record holder of all our shares owned by Artal.

WeightWatchers.com Acquisition

In July 2005, we acquired control of our licensee and affiliate, WeightWatchers.com, by increasing our ownership interest from approximately 20% to approximately 53%. Subsequently, in December 2005, WeightWatchers.com redeemed all shares owned by Artal in it, resulting in our current ownership of 100% of WeightWatchers.com.

2012 Tender Offer and Share Repurchase

On February 23, 2012, we commenced a “modified Dutch auction” tender offer for up to $720.0 million in value of our common stock at a purchase price not less than $72.00 and not greater than $83.00 per share, or the Tender Offer. Prior to the Tender Offer, on February 14, 2012, we entered into an agreement, or the Purchase Agreement, with Artal Holdings Sp. z o.o., Succursale de Luxembourg, or Artal Holdings (the then-current record holder of all our shares owned by Artal), whereby Artal Holdings agreed to sell to us, at the same price as was determined in the Tender Offer, such number of its shares of our common stock that, upon the closing of this purchase after the completion of the Tender Offer, Artal Holdings’ percentage ownership in the outstanding shares of our common stock would be substantially equal to its level prior to the Tender Offer. Artal Holdings also agreed not to participate in the Tender Offer so that it would not affect the determination of the purchase price of the shares in the Tender Offer. The Tender Offer expired at midnight, New York time, on March 22, 2012, and on March 28, 2012 we repurchased approximately 8.8 million shares at a purchase price of $82.00 per share. On April 9, 2012, we repurchased approximately 9.5 million of Artal Holdings’ shares at a purchase price of $82.00 per share pursuant to the Purchase Agreement. In March 2012, we amended and extended the WWI Credit Facility to finance these repurchases.

Regulation

A number of laws and regulations govern our advertising, services, products, operations and relations with consumers, employees and other service providers in the countries in which we operate. Certain federal, state and foreign agencies, such as the Federal Trade Commission, or FTC, regulate and enforce such laws relating to advertising, disclosures to consumers, privacy, consumer pricing and billing arrangements and other consumer protection matters. Since we operate our meetings business both in the United States and internationally, we are subject to many distinct employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. Laws and regulations directly applicable to communications, operations or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are more prevalent and continue to evolve. Our operations are subject to these laws and regulations and we continue to monitor their development and our compliance. In addition, we are subject to other laws and regulations in the United States and internationally.

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

Employees and Service Providers

As of December 28, 2013, we had approximately 25,000 employees. In addition, in certain of our markets, our service providers are self-employed and are not included in this total. We consider our relations with our employees and service providers to be satisfactory.

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

We use our website at www.weightwatchersinternational.com, our corporate Facebook page (www.facebook.com/weightwatchers) and our corporate Twitter account (@WeightWatchers) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels shall not be deemed to be incorporated herein by reference.

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

•

our ability to continue to develop innovative new services and products and enhance our existing services and products or the failure of our services and products to continue to appeal to the market, or our ability to successfully expand into new channels of distribution;

•	the ability to successfully implement new strategic initiatives;

•	the effectiveness of our marketing and advertising programs;

•	the impact on the Weight Watchers brand of actions taken by our franchisees, licensees and suppliers;

•	the impact of our debt service obligations and restrictive debt covenants;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	the recognition of asset impairment charges;

•	risks and uncertainties associated with our international operations, including economic, political and social risks and foreign currency risks;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the projected benefits of such businesses;

•	uncertainties related to a downturn in general economic conditions or consumer confidence;

•	the seasonal nature of our business;

•	the impact of events that discourage or impede people from gathering with others or accessing resources;

•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;

•	the impact of security breaches or privacy concerns;

•	the impact of disputes with our franchise operators;

•	the impact of existing and future laws and regulations;

•	the possibility that the interests of our majority owner will conflict with other holders of our common stock; and

•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

The weight management industry is highly competitive. We compete against a wide range of providers of weight management services and products. Our competitors include: self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines and websites; commercial weight management programs; Internet, free mobile and other weight management applications, activity monitors and other electronic weight management approaches; dietary supplements and meal replacement products; weight management services administered by doctors, nutritionists and dieticians; surgical procedures; the pharmaceutical industry; government agencies and non-profit groups that offer weight management services; and fitness centers. Additional competitors may emerge as new or different products or methods of weight management are developed and marketed. More effective or more favorably perceived diet and weight management methods, including pharmaceutical treatments, fat and sugar substitutes or other technological and scientific advancements in weight management methods, also may be developed. This competition may reduce demand for our services and products.

The purchasing decisions of weight management customers are highly subjective and can be influenced by many factors, such as brand image, marketing programs, cost and perception of the efficacy of the service and product offerings. Moreover, customers can, and frequently do, change weight management approaches easily and at little cost. For example, our revenue was adversely affected by increased popularity and media exposure of low-carbohydrate diets in 2003 and 2004, and more recently, by the popularity of mobile technology, which has led to increased trial of free mobile and other weight management applications and activity monitors. Any decrease in demand for our services and products may adversely affect our business, financial condition or results of operations.

If we do not continue to develop innovative new services and products or if our services and products do not continue to appeal to the market, or if we are unable to successfully expand into new channels of distribution, our business may suffer.

The weight management industry is subject to changing customer demands based, in large part, on the efficacy and popular appeal of weight management programs. The popularity of weight management programs is dependent, in part, on their ease of use and channels of distribution. Our future success depends on our ability to continue to develop and market new, innovative services and products and to enhance our existing services and products, each on a timely basis to respond to new and evolving customer demands, achieve market acceptance and keep pace with new nutritional, weight management, technological and other developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced services and products, and we cannot assure you that any new or enhanced services or products will appeal to the market. Our future success also will depend, in part, on our ability to successfully distribute our products and services through appealing channels of distribution, such as mobile. Our failure to develop new services and products and to enhance our existing services and products, the failure of our services and products to continue to appeal to the market or the failure to expand into appealing new channels of distribution, could have an adverse impact on our ability to attract and retain members and subscribers and thus adversely affect our business, financial condition or results of operations.

We may not be able to successfully implement new strategic initiatives, which could adversely impact our business.

We are continuously evaluating changing consumer preferences and the competitive environment of our industry and seeking out opportunities to improve our performance through the implementation of selected strategic initiatives, such as our healthcare initiative. The goal of these efforts is to develop and implement a comprehensive and competitive business strategy which addresses the continuing changes in the weight management industry environment and our position within the industry. We may not be able to successfully implement our strategic initiatives and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages. Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying expected financial results or customer demand may not be met or economic conditions may deteriorate. We also may be unable to attract and retain highly qualified and skilled personnel to implement our strategic initiatives. If these or other factors limit our ability to successfully execute our strategic initiatives, our business activities, financial condition and results of operations may be adversely affected.

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

We believe that the Weight Watchers brand, including its widespread recognition and strong reputation in the market, is one of our most valuable assets and that it provides us with a competitive advantage. Our franchisees operate their businesses under our brand. In addition, we license the Weight Watchers brand to third parties for the manufacture and sale in retail stores by such parties of a variety of goods, including food products, and also endorse third-party branded consumer products. We also sell in our meeting rooms food and non-food products manufactured by third-party suppliers. Because our franchisees, licensees and suppliers are independent third parties with their own financial objectives, actions taken by them, including breaches of their contractual obligations, such as not following our program or not maintaining our quality and safety standards, could harm our brand. Also, these Weight Watchers-branded products may be subject to product recalls, litigation or other deficiencies. Any negative publicity associated with these actions would adversely affect our brand and may result in decreased meeting attendance, Internet subscriptions and product sales and, as a result, lower revenues and profits.

Our debt service obligations could adversely affect our financial condition, and the restrictions of our debt covenants could impede our operations and flexibility.

Our financial performance could be affected by our level of debt. As of December 28, 2013, our total debt was $2,388.0 million. In addition, at December 28, 2013, we had $248.4 million available under our revolving credit facility. We expect to generate the cash necessary to pay our expenses and to pay the principal and interest on all of our outstanding debt from our cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. Although we seek to manage our exposure to interest rates through interest rate swaps, our debt consists entirely of variable-rate instruments, so we are subject to the risk of higher interest rates. Our ability to pay our expenses and meet our debt service obligations depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as attitudes toward weight management and pressure from our competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In such an event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all. Also, our ability to carry out any of these activities on favorable terms, if at all, may be further impacted by any financial or credit crisis which may limit access to the credit markets and increase the cost of capital.

While there is no net debt to EBITDAS (earnings before interest, taxes, depreciation and amortization, and stock-based compensation) leverage ratio maintenance requirement on our $2,388.0 million of debt outstanding, our credit facilities contain customary covenants, including covenants that in certain circumstances restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. Our Revolving Facility (as defined hereafter) also requires us, in certain circumstances, to not exceed a specified financial ratio. Our ability to meet this financial ratio requirement can be affected by events beyond our control and we cannot assure you that we will meet this financial ratio requirement in any future period. A breach of any of these covenants or this ratio, if applicable, could result in an event of default under the credit facilities. Compliance with this ratio may effectively limit our ability to borrow funds in excess of $50.0 million under our Revolving Facility. If an event of default exists under the credit facilities, the lenders could elect to cease making loans and declare all amounts outstanding thereunder to be immediately due and payable. If the lenders under the credit facilities accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full that indebtedness and our other indebtedness that would become due as a result of any such acceleration.

Any failure of our technology or systems to perform satisfactorily could result in an adverse impact on our business.

We rely on software, hardware, network systems and similar technology that is either developed by us or licensed from or maintained by third parties to operate our websites, subscription offerings and other products and services such as the recurring billing system associated with certain of our commitment plans, and to support our business operations. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. In addition, our operations depend on our ability to protect our information technology systems against damage from fire, power loss, water, earthquakes, telecommunications failures, vandalism and other malicious acts and similar unexpected adverse events. Interruptions in our websites, products and services or network systems could result from unknown technical defects, insufficient capacity or the failure of our third party providers to provide continuous and uninterrupted service. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, we do not have a fully redundant system that includes an instantaneous recovery capability.

As a result of such possible defects, failures or other problems, our products and services could be rendered unreliable or be perceived as unreliable by customers, which could result in harm to our reputation and brand. Any failure of our technology or systems could result in an adverse impact on our business.

We may be required to recognize asset impairment charges for franchise rights acquired, goodwill and other indefinite-lived assets.

In accordance with GAAP (as defined hereafter), we perform an annual impairment review of our indefinite-lived assets, which include franchise rights acquired and goodwill, during the fourth quarter of each fiscal year. We also continually evaluate whether current factors or indicators, such as a deterioration in general economic conditions, an increased competitive environment, a decline in our financial performance, and/or other prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets. The process of testing franchise rights acquired, goodwill and other indefinite-lived assets for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty. Certain factors, including the future profitability of our businesses, the price of our stock and macroeconomic conditions, might have a negative impact on the fair value of these assets. In fiscal 2013, we recorded impairment charges in the aggregate of approximately $1.2 million related to franchise rights acquired in connection with our Mexico and Hong Kong operations. We may incur additional impairment charges in the future, which would have an adverse impact on our financial condition and results of operations.

Additionally, we evaluate capitalized software costs for impairment by comparing the net realizable value of the software product to the carrying value of the capitalized costs. If the value of those assets is not deemed to be recoverable an assessment of the fair value of those assets is performed and to the extent the carrying value exceeds the fair value an impairment charge is recognized. Should our investment in capitalized software development costs become impaired, there would also be an adverse impact on our financial condition and results of operations.

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

Our ability to influence the control of, or distributions from, our joint ventures may be limited by contract or otherwise. If any of the other investors in one of our joint ventures fails to observe its commitments, or its interests are different than ours, the joint venture may not be able to operate according to its business plan, we may be required to increase our level of commitment, or such entities may take actions which are not in our best interest. If we are unable to maintain our relationships with our joint venture partners, we could lose our ability to operate in the geographies and/or markets in which they operate, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our business is highly dependent on meeting fees, Internet product subscriptions and product sales. A downturn in general economic conditions or consumer confidence in any of our major markets could result in people curtailing or reallocating their discretionary spending which, in turn, could reduce attendance at our meetings, Internet product subscriptions and product sales. For example, the continuing, challenging global economic environment has led to a decrease in discretionary spending by consumers and loss of consumer confidence. Any reduction in consumer spending may adversely affect our business, financial condition or results of operations.

The seasonal nature of our business could cause our operating results to fluctuate.

We have experienced and expect to continue to experience fluctuations in our quarterly results of operations. Our business is seasonal with revenues generally decreasing at year end and during the summer months. The first quarter of the fiscal year typically results in the greatest revenue due to the importance of the winter diet season to our overall recruitment environment. This seasonality could cause our share price to fluctuate as the results of an interim financial period may not be indicative of our full year results. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis. The timing of certain holidays, particularly Easter, which precedes our spring marketing campaign and occurs between March 22nd and April 25th, may affect our results of operations and the year-to-year comparability of our quarterly results.

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

We currently rely on a combination of trademark, copyright, trade dress, trade secret, patent and other intellectual property laws and domain name dispute resolution systems to establish and protect our proprietary rights, including our brand. If we fail to successfully enforce our intellectual property rights, the value of our brand, services and products could be diminished and our business may suffer. Our precautions may not prevent misappropriation of our intellectual property, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Any legal action that we may bring to protect our brand and other intellectual property could be unsuccessful and expensive and could divert management’s attention from other business concerns. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property, especially in Internet-related businesses, are uncertain and evolving. We cannot assure you that these evolving legal standards will sufficiently protect our intellectual property rights in the future.

We may be subject to intellectual property rights claims.

Third parties may make claims against us alleging infringement of their intellectual property rights. Any intellectual property claims, regardless of merit, could be time-consuming and expensive to litigate or settle and could significantly divert management’s attention from other business concerns. In addition, if we were unable to successfully defend against such claims, we may have to pay damages, stop selling the service or product or stop using the software, technology or content found to be in violation of a third party’s rights, seek a license for the infringing service, product, software, technology or content or develop alternative non-infringing services, products, software, technology or content. If we cannot license on reasonable terms, develop alternatives or stop using the service, product, software, technology or content for any infringing aspects of our business, we may be forced to limit our service and product offerings. Any of these results could reduce our revenues or our ability to compete effectively, increase our costs or harm our business.

Our reputation and the appeal of our services and product offerings may be harmed by security breaches or privacy concerns.

Breaches of security could result in unauthorized access to proprietary or customer information or data or cause interruptions to our products and services. Such unauthorized access could harm our reputation, expose us to liability claims and may result in the loss of existing or potential customers. In addition, the transmission of computer viruses, or similar malware, could adversely affect our computer systems and harm our business operations. As a result, it may become necessary to expend significant additional amounts of capital and other resources to protect against, or to alleviate, problems caused by security breaches. These expenditures, however, may not prove to be a sufficient remedy.

Most states require that customers be notified if a security breach results in the disclosure of their personal financial account or other information, and additional states and governmental entities are considering such laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach and such notice or public disclosure is required in the future, our reputation and our business may be harmed.

In the ordinary course of our business, we collect and utilize proprietary and customer information and data. Privacy concerns among prospective and existing customers regarding our use of such information or data collected on our websites or through our services and products, such as weight management information, financial data, email addresses and home addresses, could keep them from using our websites or purchasing our services or products. We are subject to certain legal obligations and public scrutiny regarding the manner in which we treat such information and data. Industry-wide events or events with respect to our websites, including misappropriation of third-party information, security breaches or changes in industry standards or regulations, or increased enforcement of existing or new laws, could have an adverse effect on our business.

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

Laws and regulations directly applicable to communications, operations or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are more prevalent and continue to evolve. If we are required to comply with new laws or regulations or new interpretations of existing laws or regulations, or if we are unable to comply with these laws, regulations or interpretations, our business could be adversely affected.

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

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding our directors and executive officers required by Items 401(a), (b) and (e) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

Set forth below are the names, ages as of December 28, 2013 and current positions of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Position
James R. Chambers	56	President and Chief Executive Officer, Director
Nicholas P. Hotchkin	48	Chief Financial Officer
Jeanine Lemmens	43	President, United Kingdom
Lesya Lysyj	50	President, North America
Corinne Pollier(-Bousquet)	49	President, Continental Europe
Raymond Debbane(1)	58	Chairman of the Board of Directors
Steven M. Altschuler(1)(2)	60	Director
Philippe J. Amouyal(1)	55	Director
Marsha Johnson Evans(2)	66	Director
Jonas M. Fajgenbaum	41	Director
Sacha Lainovic	57	Director
Christopher J. Sobecki	55	Director

(1)	Member of Compensation Committee.
(2)	Member of Audit Committee.

James R. Chambers. Mr. Chambers has served as a director and our President and Chief Executive Officer since July 30, 2013. He served as our President and Chief Operating Officer from January 4, 2013 to July 30, 2013. Prior to joining us, Mr. Chambers served as President of the U.S. Snacks and Confectionary business unit and General Manager of the Immediate Consumption Channel of Kraft Foods Inc., a global food and beverage company, from January 2010 to July 2011. Prior to joining Kraft, Mr. Chambers held various positions in the North America business unit at Cadbury plc, a beverage and confectionary company, from September 2005 to January 2010, most recently as the President and Chief Executive Officer. Mr. Chambers began his career at Nabisco, Inc. and also held various executive positions with Rémy Cointreau USA, Paxonix Inc., NetGrocer.com, Inc. and Information Resources, Inc. Mr. Chambers received a Bachelor’s degree in Civil Engineering from Princeton University and an M.B.A. from the Wharton School of Business of the University of Pennsylvania. Mr. Chambers is a director of Big Lots, Inc. Mr. Chambers was previously a director of B&G Foods, a food manufacturer.

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

Jeanine Lemmens. Ms. Lemmens has served as our President, United Kingdom since May 2013. Prior to that time, Ms. Lemmens served as our Managing Director, Benelux from July 2006 to May 2013. Prior to joining us, beginning in December 1999, Ms. Lemmens held various senior management and strategic positions with

Center Parcs Europe, an operator of European short holiday break villages, including most recently serving as the Director B2B Strategy / Marketing from November 2005 to July 2006. Prior to joining Center Parcs Europe, Ms. Lemmens was working as an accountant in the audit practice with Ernst & Young LLP where she serviced a range of clients including many commercial clients. Ms. Lemmens holds a Certified Public Accountant degree from Erasmus University in the Netherlands, an M.S. in Business Administration from Nyenrode Business University in the Netherlands and a Bachelors of Art degree in Hospitality Management from Hotel School, The Hague, Hospitality Business School in the Netherlands.

Lesya Lysyj. Ms. Lysyj has served as the Company’s President, North America since November 25, 2013. Prior to joining the Company, Ms. Lysyj served as Senior Vice President and Chief Marketing Officer of Heineken USA, a leading beer importer in the United States, from March 2011 to November 2013. Prior to joining Heineken USA, Ms. Lysyj had worked as Vice President Marketing Confectionery for the United States at Kraft Foods Inc., a global food and beverage company, from March 2010 to March 2011. Prior to joining Kraft, Ms. Lysyj held various positions in the North America business unit at Cadbury plc, a beverage and confectionary company, from 2000 to 2010, most recently as Executive Vice President Marketing, Cadbury US/Canada from 2007 to 2010. Ms. Lysyj also held various marketing and product development positions with Cadbury Schweppes Beverages. Ms. Lysyj received a Bachelor’s degree in Business from the University of Western Ontario and an M.B.A from the University of Toronto.

Corinne Pollier(-Bousquet). Ms. Pollier has served as our President, Continental Europe since May 2013. Prior to that time, Ms. Pollier served as our Senior Vice President of France and Switzerland from October 2008 to May 2013 and our General Manager of France from October 2003 to October 2008. Prior to joining us, Ms. Pollier was with VIVARTE Group (France), a European retailer of footwear and apparel, where she held various positions in the finance and planning analysis department from 1991 to 1995, various senior positions in the organization and strategy department from 1995 to 2000 and as General Manager of Kookai from 2001 to 2003. Ms. Pollier also held various product management and project management positions for the central buying office of Le Printemps department stores from 1987 to 2001. Ms. Pollier is a graduate of HEC Business School Paris.

Raymond Debbane. Mr. Debbane has been the Chairman of our Board of Directors since our acquisition by Artal Luxembourg on September 29, 1999. Mr. Debbane is a co-founder and the Chief Executive Officer of The Invus Group, LLC. Prior to forming The Invus Group, LLC in 1985, Mr. Debbane was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American University of Beirut. Mr. Debbane is the Chairman of the Board of Directors of Lexicon Pharmaceuticals, Inc. and a director of Ceres, Inc. He is also the Chief Executive Officer and a director of Artal and the Chairman of the Board of Directors of a number of private companies of which Artal or Invus, L.P. are shareholders.

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

Marsha Johnson Evans. Ms. Evans has been a director since February 2002. Ms. Evans served as President and Chief Executive Officer of the American Red Cross, the preeminent humanitarian organization in the United States, from August 2002 to December 2005, and previously served as the National Executive Director of Girl Scouts of the U.S.A. from January 1998 to July 2002. A retired Rear Admiral in the United States Navy, Ms. Evans served as superintendent of the Naval Postgraduate School in Monterey, California from 1995 to 1998 and headed the Navy’s worldwide recruiting organization from 1993 to 1995. Ms. Evans also served as the Acting Commissioner of the Ladies Professional Golf Association from July 2009 to January 2010. Ms. Evans received a B.A. from Occidental College and a Master’s Degree from the Fletcher School of Law and Diplomacy at Tufts University. Ms. Evans is also a director of the North Highland Company and The First Tee. Ms. Evans was previously a director of Huntsman Corporation, Office Depot, Inc. and the Estate of Lehman Brothers Holdings, Inc.

Jonas M. Fajgenbaum. Mr. Fajgenbaum has been a director since our acquisition by Artal Luxembourg on September 29, 1999. Mr. Fajgenbaum is a Managing Director of The Invus Group, LLC, which he joined in 1996. Prior to joining The Invus Group, LLC, Mr. Fajgenbaum was a consultant for McKinsey & Company in New York from 1994 to 1996. He graduated with a B.S. in Economics with a concentration in Finance from The Wharton School of the University of Pennsylvania and a B.A. in Economics from the University of Pennsylvania. Mr. Fajgenbaum is a director of a number of private companies of which Artal or Invus, L.P. are shareholders.

Sacha Lainovic. Mr. Lainovic has been a director since our acquisition by Artal Luxembourg on September 29, 1999. Since 2007, Mr. Lainovic has been Managing Partner of Invus Financial Advisors, LLC, a New York-based investment firm, which he co-founded. From 1985 to 2006, Mr. Lainovic was Executive Vice President of The Invus Group, LLC, which he co-founded. Prior to forming The Invus Group, LLC in 1985, Mr. Lainovic was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business and an M.S. in Engineering from Insa de Lyon in Lyon, France.

Christopher J. Sobecki. Mr. Sobecki has been a director since our acquisition by Artal Luxembourg on September 29, 1999. Mr. Sobecki is a Managing Director of The Invus Group, LLC, which he joined in 1989. He received an M.B.A. from Harvard Business School. He also obtained a B.S. in Industrial Engineering from Purdue University. Mr. Sobecki is a director of Lexicon Pharmaceuticals, Inc. and a number of private companies of which Artal or Invus, L.P. are shareholders. Mr. Sobecki was previously a director of NitroMed Inc.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE. Our common stock trades on the NYSE under the symbol “WTW.”

The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported on the NYSE composite price history.

Fiscal 2013 (Year ended December 28, 2013)

	High	Low
First Quarter	$60.30	$40.00
Second Quarter	$48.35	$40.09
Third Quarter	$48.63	$35.58
Fourth Quarter	$41.44	$31.24

Fiscal 2012 (Year ended December 29, 2012)

	High	Low
First Quarter	$82.91	$53.50
Second Quarter	$79.99	$49.10
Third Quarter	$57.25	$40.60
Fourth Quarter	$57.88	$46.65

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. We repurchased no shares of our common stock during the fourth quarter of fiscal 2013. As of the end of fiscal 2013, $208.9 million remained available to purchase shares of our common stock under the repurchase program.

On February 23, 2012, we commenced a “modified Dutch auction” tender offer for up to $720.0 million in value of our common stock at a purchase price not less than $72.00 and not greater than $83.00 per share, or the Tender Offer. Prior to the Tender Offer, on February 14, 2012, we entered into an agreement, or the Purchase Agreement, with Artal Holdings (the then-current record holder of our shares owned by Artal) whereby Artal Holdings agreed to sell to us, at the same price as was determined in the Tender Offer, such number of its shares of our common stock that, upon the closing of this purchase after the completion of the Tender Offer, Artal Holdings’ percentage ownership in the outstanding shares of our common stock would be substantially equal to its level prior to the Tender Offer. Artal Holdings also agreed not to participate in the Tender Offer so that it would not affect the determination of the purchase price of the shares in the Tender Offer. The Tender Offer expired at midnight, New York time, on March 22, 2012, and on March 28, 2012 we repurchased approximately 8.8 million shares at a purchase price of $82.00 per share. On April 9, 2012, we repurchased approximately 9.5 million of Artal Holdings’ shares at a purchase price of $82.00 per share pursuant to the Purchase Agreement. In March 2012, we amended and extended the WWI Credit Facility to finance these repurchases. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt”. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement was not made pursuant to the Company’s existing repurchase program.

Holders

The approximate number of holders of record of our common stock as of January 31, 2014 was 283. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

On October 30, 2013, we announced that we suspended our quarterly cash dividend. As a result, no dividend was issued for the fourth quarter of fiscal 2013. We historically had issued a quarterly cash dividend of $0.175 per share of our common stock every quarter for the past several fiscal years. In the fourth quarter of fiscal 2012, our Board of Directors declared such a quarterly cash dividend and accelerated its payment to December 2012 instead of having it paid in January 2013 as it had typically done for the fourth quarter dividend declaration. We currently intend to use the annual cash savings from such dividend suspension to preserve financial flexibility while funding our strategic growth initiatives and building cash for future debt repayments. Any future determination to declare and pay dividends will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors it may deem relevant. The WWI Credit Facility (as defined below) also contains restrictions on our ability to pay dividends on our common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” in Part II, and “Item 15. Exhibits and Financial Statement Schedules—Financial Statements—Note 6. Long-Term Debt”, of this Annual Report on Form 10-K for a description of the WWI Credit Facility.

Item 6.	Selected Financial Data

The following schedule sets forth our selected financial data for the last five fiscal years.

SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	Fiscal 2013 (52 weeks)	Fiscal 2012 (52 weeks)	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks)	Fiscal 2009 (52 weeks)
Revenues, net(1)	$1,724.1	$1,839.4	$1,832.5	$1,464.1	$1,412.6
Net income attributable to the Company	$204.7	$257.4	$304.9	$194.2	$177.3
Working capital (deficit)	$(30.1)	$(229.9)	$(279.7)	$(348.7)	$(336.1)
Total assets	$1,408.9	$1,218.6	$1,121.6	$1,092.0	$1,087.5
Long-term debt	$2,358.0	$2,291.7	$926.9	$1,167.6	$1,238.0
Earnings per share:
Basic	$3.65	$4.27	$4.16	$2.57	$2.30

Diluted	$3.63	$4.23	$4.11	$2.56	$2.30

Dividends declared per common share	$0.53	$0.70	$0.70	$0.70	$0.70

(1)

The classification of certain brand marketing funds received from licensees has been revised to reflect them as revenue as opposed to being recorded as an offset to expense. See “Critical Accounting Policies” below for additional information about this reclassification.

Items Affecting Comparability

Several events occurred during each of the last five fiscal years that affect the comparability of our financial statements. The nature of these events and their impact on underlying business trends are as follows:

Early Extinguishment of Debt Charge

Net income and earnings per share, or EPS, for the full year of fiscal 2013 were impacted by a $21.7 million ($13.3 million after tax), or $0.24 per fully diluted share, early extinguishment of debt charge recorded in the second quarter of fiscal 2013 resulting from the write-off of fees in connection with our April 2013 debt refinancing.

UK Self-Employment Matter

We received an adverse tax ruling in the United Kingdom that our UK leaders should have been classified as employees for UK tax purposes and, as such, we should have withheld tax from our leaders pursuant to the “Pay As You Earn” and national insurance contributions collection rules and remitted such amounts to Her Majesty’s Revenue and Customs, or HMRC. In connection with this ruling, we recorded a charge of approximately $36.7 million, of which approximately $4.2 million was with respect to fiscal 2009 and approximately $32.5 million was with respect to fiscal years 2001 through 2008, to cost of revenues in the fourth quarter of fiscal 2009. We subsequently recorded a charge of approximately $4.1 million and $3.0 million in fiscal 2010 and fiscal 2011, respectively. In December 2012, we reached an agreement with HMRC to settle the matter in its entirety for approximately $36.8 million. Based upon the settlement amount, we determined that $14.5 million of the reserved amount represented an over-accrual and as such was reversed to cost of revenues. As part of the settlement amount, the settlement agreement provided for an amount of interest to be paid which resulted in a $7.1 million increase to interest expense. The net benefit associated with the settlement was an increase of $7.4 million to income before income taxes. The reserve for this matter at the end of the fourth quarter of fiscal 2012 equaled approximately $7.3 million in the aggregate based on the exchange rates at the end of the fourth quarter of fiscal 2012. In January 2013, $6.8 million was paid to HMRC, representing the balance due over the approximately $30.0 million paid to HMRC in February 2012, and the balance of the reserve was used to pay associated costs.

UK VAT Matter

In fiscal 2010, we determined that there was an over-accrual of $2.0 million, which was reversed to revenue, with respect to the previously disclosed adverse ruling in the United Kingdom related to the imposition of UK value added tax, or UK VAT, on meeting fees earned in the United Kingdom.

Restructuring Charges

In fiscal 2009, we recorded $5.5 million of restructuring charges associated with our cost savings initiatives previously announced in the first quarter of fiscal 2009.

Long-Term Debt

On June 26, 2009, we amended our then-existing credit facilities, or collectively, the Prior WWI Credit Facility, to allow us to make loan modification offers to all lenders of any tranche of term loans or revolving loans to extend the maturity date of such loans and/or reduce or eliminate the scheduled amortization. Any such loan modifications would be effective only with respect to such tranche of term loans or revolving loans and only with respect to those lenders that accepted our offer. Loan modification offers could be accompanied by increased pricing and/or fees payable to accepting lenders. This amendment also provided for up to an additional $200.0 million of incremental term loan financing through the creation of a new tranche of term loans, provided that the aggregate principal amount of such new term loans could not exceed the amount then outstanding under our then-existing revolving credit facility. In addition, the proceeds from such new tranche of term loans could only be used to repay certain outstanding revolving loans and to reduce the commitments of certain revolving lenders. In connection with this amendment, we incurred fees of approximately $4.1 million during fiscal 2009.

On April 8, 2010, we amended the Prior WWI Credit Facility pursuant to a loan modification offer to all lenders of all tranches of term loans and revolving loans to, among other things, extend the maturity date of such loans. In connection with this amendment, certain lenders converted a total of $454.5 million of their outstanding term loans under a tranche A loan ($151.8 million) and additional tranche A loan ($302.7 million) into term loans under the new Term C Loan due 2015 (or 2013, upon the occurrence of certain events described in the Prior WWI Credit Facility agreement), and a total of $241.9 million of their outstanding term loans under the Term B Loan into term loans under the new Term D Loan due 2016 (each as defined hereafter). In addition, certain lenders converted a total of $332.6 million of their outstanding Revolver A-1 commitments into commitments under the new Revolver A-2 which would have terminated in 2014 (or 2013, upon the occurrence of certain events described in the Prior WWI Credit Facility agreement) (each as defined hereafter), including a proportionate amount of their outstanding Revolver A-1 loans into Revolver A-2 loans. Following these conversions of a total of $1,029.0 million of loans and commitments, at April 8, 2010, we had the same amount of debt outstanding under the Prior WWI Credit Facility and aggregate amount of availability under the Revolver A-1 and Revolver A-2 as we had immediately prior to such conversions. In connection, with this loan modification offer, we incurred fees of approximately $11.5 million during the second quarter of fiscal 2010.

On March 15, 2012, the composition of the Prior WWI Credit Facility changed as a result of our amending and restating the Prior WWI Credit Facility to, among other things, extend the maturity of certain of our term loan facilities and our revolving credit facility and to obtain new commitments for the borrowing of an additional $1,449.4 million of term loans to finance the purchases of shares of our common stock in the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement. Following the amendment of the Prior WWI Credit Facility, (i) $33.1 million in aggregate principal amount of the Term A-1 Loan and $301.8 million in aggregate principal amount of the Term C Loan were converted into, and $849.4 million in aggregate principal amount of commitments to borrow new term loans were provided under, the new Term E Loan (as defined hereafter), (ii) $107.0 million in aggregate principal amount of the Term B Loan and $119.1 million in aggregate principal amount of the Term D Loan were converted into, and $600.0 million in aggregate principal amount of commitments to borrow new term loans were provided under, the new Term F Loan, and (iii) $262.0 million in aggregate principal amount of commitments under the Revolver A-1 were converted into the new revolving credit facility, Revolver A-2. The loans outstanding under each term loan facility existing prior to the amendment of the Prior WWI Credit Facility and the loans and commitments outstanding under the Revolver A-1, in each case that were not converted into the Term E Loan, the Term F Loan or the Revolver A-2, as applicable, continued to remain outstanding under the WWI Credit Facility as the Term A-1 Loan, the Term B Loan, the Term C Loan, the Term D Loan or the Revolver A-1, as applicable. In connection with this amendment, we incurred fees of approximately $26.2 million in the first quarter of fiscal 2012.

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

Working Capital

The changes in the working capital deficit are primarily the result of year-over-year increases related to cash in connection with operations and a decrease in the current portion of long-term debt related to the refinancing of our credit facilities as well as the shift in timing of tax payments, accruals related to the UK self-employment matter and other operational items.

Franchise Acquisitions

The following are our key acquisitions since the beginning of fiscal 2009:

Acquisitions of Alberta and Saskatchewan, West Virginia, Columbus, Reno, Manitoba and Franklin and St. Lawrence Counties. On March 4, 2013, we acquired substantially all of the assets of our Alberta and Saskatchewan, Canada franchisees, Weight Watchers of Alberta Ltd. and Weight Watchers of Saskatchewan Ltd., for an aggregate purchase price of $35.0 million. On July 15, 2013, we acquired substantially all of the assets of our West Virginia franchisee, Weight Watchers of West Virginia, Inc., for a net purchase price of $16.0 million. On July 22, 2013, we acquired substantially all of the assets of our Columbus, Ohio franchisee, Weight Watchers of Columbus, Inc., for a net purchase price of $23.3 million and our Reno, Nevada franchisee, Weight Watchers of Northern Nevada, Inc., for a net purchase price of $4.0 million. On October 28, 2013, we acquired substantially all of the assets of our Manitoba, Canada franchisee, Weight Watchers of Manitoba Ltd., for a net purchase price of $5.2 million and our Franklin and St. Lawrence Counties, New York franchisee, Weight Watchers of Franklin and St. Lawrence Counties Inc., for a net purchase price of $0.3 million.

Acquisitions of Southeastern Ontario and Ottawa, Adirondacks and Memphis. On September 10, 2012, we acquired substantially all of the assets of our Southeastern Ontario and Ottawa, Canada franchisee, Slengora Limited, for a net purchase price of $16.8 million. On November 2, 2012, we acquired substantially all of the assets of our Adirondacks franchisee, Weight Watchers of the Adirondacks, Inc., for a purchase price of $3.4 million. On December 20, 2012, we acquired substantially all of the assets of our Memphis, Tennessee franchisee, Weight Watchers of the Mid-South, Inc., for a purchase price of $10.0 million.

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

Prior to fiscal 2014, we had two reporting segments: Weight Watchers International and WeightWatchers.com. All sources of revenue, other than Internet revenues, are included in our Weight Watchers International reporting segment. Over the past several years the mix of our revenues has shifted more toward our WeightWatchers.com reporting segment and away from our Weight Watchers International reporting segment. Revenues from our Weight Watchers International reporting segment contributed 69.4% of our total revenues in fiscal 2013, 72.2% of our total revenues in fiscal 2012, and 77.8% of our total revenues in fiscal 2011. Revenues from our WeightWatchers.com reporting segment contributed 30.6% of our total revenues in fiscal 2013, 27.8% of our total revenues in fiscal 2012, and 22.2% of our total revenues in fiscal 2011.

Effective the first day of fiscal 2014 (i.e. December 29, 2013), we realigned our organizational structure to better leverage our significant assets and align our innovation efforts, which resulted in new reporting segments (North America, United Kingdom, Continental Europe, and Rest of World) for the purpose of making operational and resource decisions and assessing financial performance. The segment information presented in this Annual Report on Form 10-K does not reflect this change as the change was not effected internally until our first quarter of fiscal 2014. We will begin reporting segment information based on these new segments in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2014.

The following table sets forth our revenues by category for the past five fiscal years.

Revenue Sources

(in millions)

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Meetings fees	$851.6	$934.9	$990.3	$819.6	$817.5
Internet revenues	522.2	504.3	399.5	238.8	196.0
In-meeting product sales	212.0	253.2	281.8	260.5	251.4
Licensing, franchise royalties and other	138.3	147.0	160.9	145.2	147.7

Total	$1,724.1	$1,839.4	$1,832.5	$1,464.1	$1,412.6

From fiscal 2009 through fiscal 2013, our revenues increased at a compound annual growth rate of 5.1% primarily driven by paid weeks growth in the WeightWatchers.com business. Additional revenue details are as follows:

•

Meeting fees. From fiscal 2009 through fiscal 2013, meeting fees grew at a compound annual growth rate of 1.0%, with growth in our NACO meetings business being partially offset by declines in our UK and Continental European meetings businesses. This increase was driven by growth in our meeting paid weeks, which grew on a global basis at a compound annual growth rate of 0.6%. Beginning in NACO in the second quarter of fiscal 2010, year-over-year growth in recruitment trends, driven by strong new marketing and further fueled by the soft launch in the fourth quarter of fiscal 2010 of PointsPlus and ProPoints in our English-speaking markets, drove global meeting fees by the fourth quarter of fiscal 2010 to increase versus the comparable prior year period. The momentum of the new program launches in our English-speaking markets accelerated our recruitment trends in the first quarter of fiscal 2011, and, supported by strong marketing and public relations, resulted in global meeting fees that increased in every quarter of fiscal 2011 as compared to the respective prior year period. Fiscal 2012 had the challenge of being compared against the high levels of recruitment growth we experienced in fiscal 2011. Although we entered fiscal 2012 with a higher meeting membership base than we had at the beginning of fiscal 2011, lower enrollments in all 2012 fiscal quarters resulted in lower meeting fees for the year as compared to the prior year. Lower enrollments in the meetings business in fiscal 2012 were primarily driven by a decline in the English-speaking markets as we cycled against the momentum of their program innovations in the prior year. Despite the global introduction of the new Weight Watchers 360º plan, enrollments continued to decline in each fiscal 2013 quarter as compared to the prior year period. This negative enrollment trend coupled with a lower meetings active base at the beginning of fiscal 2013 versus the beginning of fiscal 2012 drove a further decline in meeting paid weeks in fiscal 2013 as compared to the prior year.

•

Internet revenues. From fiscal 2009 through fiscal 2013, our Internet revenues grew at a compound annual growth rate of 27.8%. The increase was primarily due to growth in the number of WeightWatchers.com end of period active Online subscribers which grew by over 900,000 subscribers from 762,660 at the end of fiscal 2009 to 1,746,182 at the end of fiscal 2013. This increase in Online subscribers drove growth in our Online paid weeks, which grew at a compound annual growth rate of 27.7% during that period. This increase in Online subscribers and paid weeks, which accelerated in fiscal 2011, was driven primarily by continued strong marketing campaigns which began in the second quarter of fiscal 2010 in the United States and the United Kingdom, and further benefited from the new program launches at the end of fiscal 2010. In addition, from fiscal 2009 through fiscal 2011, we had three new country launches which further drove growth in our subscriber base. In fiscal 2012, first-time dedicated television advertising coupled with effective marketing campaigns in Canada and Continental Europe primarily drove strong Online paid weeks growth in the year. Although our active Online subscriber base had a declining growth trend throughout fiscal 2012 which drove declining

Online paid weeks growth throughout that year, this subscriber base was higher at the beginning of fiscal 2013 than at the beginning of fiscal 2012. In fiscal 2013, the Online paid weeks growth deceleration continued throughout the year driven by declining sign-ups in the US business. By the end of the first half of fiscal 2013, this decline in sign-ups led to our active Online subscriber base dropping below the prior year period. This negative sign-up trend continued in the second half of fiscal 2013 driven primarily by the US business, as the commercial weight loss category continued to be impacted by increasing consumer trial of activity monitors and free apps.

•

In-meeting product sales. Global product sales were down 4.2% on a compound annual growth rate from fiscal 2009 through fiscal 2013. Our average product sales per attendee in our meetings business grew from $4.63 to $4.94 at a compound annual growth rate of 1.6% during that period as a result of successful new product and program launches. However, we experienced a decline in the number of members attending meetings which drove a decline in our global product sales during that period.

•

Licensing revenues. Licensing revenues declined at a compound annual growth rate of 0.2% from fiscal 2009 through fiscal 2013. Despite our increased focus on expanding the number of Weight Watchers branded and endorsed products worldwide, the decrease in consumer confidence and discretionary spending from the global economic downturn negatively impacted this revenue category during that period. In addition, during fiscal 2012 and fiscal 2013, the licensing business was further negatively impacted by competition from lower priced store branded products.

Metrics and Business Trends

Performance Indicators and Market Trends

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•	net revenues;

•	paid weeks and attendance metrics;

•	meeting fees per paid week and in-meeting product sales per attendee;

•	the number of end of period Monthly Pass active subscribers and active Online subscribers; and

•	gross profit and operating expenses as a percentage of revenue.

We believe that our revenues and profitability can be sensitive to major trends in the weight management industry. In particular, we believe that our business could be adversely impacted by:

•	increased competition from Internet, free mobile and other weight management applications, activity monitors and other electronic weight management approaches;

•	the development of more favorably perceived or more effective weight management methods, including pharmaceuticals;

•	a failure to develop innovative new services and products or to successfully expand into new channels of distribution;

•	a failure to successfully implement new strategic initiatives;

•	a decrease in the effectiveness of our marketing and advertising programs;

•	an impairment of the Weight Watchers brand and our other intellectual property;

•	a failure of our technology or systems to perform as designed; and

•	a downturn in general economic conditions or consumer confidence.

Global Operations

The following tables set forth our paid weeks and meeting attendance by geography for the past five fiscal years:

	Paid Weeks in Company-Owned Operations (in millions)
	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Online Paid Weeks	113.4	111.5	88.0	52.5	42.7

Meeting Paid Weeks:
North America	59.7	66.0	69.9	55.3	55.8
United Kingdom	13.7	16.9	19.1	16.1	16.2
Continental Europe	13.2	13.4	12.2	13.6	12.7
Other International	2.5	2.9	3.6	2.9	2.9

Total Meeting Paid Weeks	89.1	99.2	104.8	87.9	87.6

Total Paid Weeks	202.5	210.7	192.8	140.4	130.3

	Meeting Attendance in Company-Owned Operations (in millions)
	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
North America	27.2	31.9	36.0	30.3	32.1
United Kingdom	7.5	9.7	11.6	10.2	11.4
Continental Europe	6.8	7.4	7.2	8.5	8.6
Other International	1.4	1.7	2.2	2.0	2.2

Total	42.9	50.7	57.0	51.0	54.3

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

As shown in the table above, our total paid weeks grew from 130.3 million in fiscal 2009 to 202.5 million in fiscal 2013, or 11.7% on a compound annual growth rate basis. Weight Watchers Online paid weeks grew from 42.7 million in fiscal 2009 to 113.4 million in fiscal 2013, or 27.7% on a compound annual growth rate basis. Our total meeting paid weeks grew from 87.6 million in fiscal 2009 to 89.1 million in fiscal 2013, or 0.4% on a compound annual growth rate basis. While franchise acquisitions had a de minimis impact on the compound annual growth rate for total paid weeks, these acquisitions benefited the compound annual growth rate of meeting paid weeks by 0.3%.

As shown in the table above, our annual meeting attendance in our Company-owned operations has declined from 54.3 million for fiscal 2009 to 42.9 million for fiscal 2013, a decline of 5.7% on a compound annual growth rate basis which includes a 0.5% benefit from franchise acquisitions. Our average meeting revenue per attendee, however, increased over the same period, largely as a result of Monthly Pass’ growing penetration in NACO and other markets and growth in product sales per attendee.

WeightWatchers.com Metrics and Business Trends

From fiscal 2009 to fiscal 2013, Internet revenues grew at a compound annual growth rate of 27.8%. This growth was primarily driven by growth in Online subscription revenue of 29.1% on a compound annual growth rate basis from fiscal 2009 to fiscal 2013. Subscription revenue growth was driven by an increase in Online paid weeks from 42.7 million in fiscal 2009 to 113.4 million in fiscal 2013, a compound annual growth rate of 27.7%. End of period active Online subscribers grew from 0.8 million at the end of fiscal 2009 to 1.7 million at the end of fiscal 2013, a compound annual growth rate of 23.0%. This successful growth resulted primarily from a combination of new subscribers in our major markets and launches of WeightWatchers.com subscription products in three new markets. In addition, WeightWatchers.com, like the meetings business, benefited from the new program launches of PointsPlus and ProPoints in fiscal 2010 and fiscal 2011 and the introduction of new products, including applications for mobile devices such as the iPhone®, iPad® and Android™ devices. Marketing, particularly first-time dedicated television advertising coupled with effective marketing campaigns in Canada and Continental Europe in the case of fiscal 2012, continued to drive subscription growth from fiscal 2009 through the first three quarters of fiscal 2013. Although Online paid weeks still grew in fiscal 2013 as compared to fiscal 2012, driven by a higher active Online subscriber base at the beginning of fiscal 2013 versus fiscal 2012, the declining trend of Online paid weeks growth in fiscal 2012 continued into fiscal 2013. For the first and second quarters of fiscal 2013, Online paid weeks grew 10.3% and 4.4% versus the prior year period, respectively. Conversely, for the third and fourth quarters of fiscal 2013, Online paid weeks declined 2.6% and 6.5% versus the prior year period, respectively. The decline was primarily driven by declining sign-ups in the US business as the commercial weight loss category continued to be impacted by increasing consumer trial of activity monitors and free apps. As a result, Online paid weeks in the second half of fiscal 2013 were below those in the prior year period.

In addition to generating revenues from its subscription-based offerings, WeightWatchers.com also provides a means for companies to advertise on our websites. This advertising revenue increased at a compound annual growth rate of 4.4% from fiscal 2009 to fiscal 2013. This increase was driven primarily by advertising growth in the United States followed by Germany.

North America Meeting Metrics and Business Trends

In 2009, the weak economy in the United States had a significant impact on our meetings business. The economic recession, coupled with reduced credit availability, adversely impacted consumer spending. We saw the impact most acutely in enrollments, particularly of new members who had never been to Weight Watchers. In fiscal 2009, meeting paid weeks declined by 8.4% versus fiscal 2008. Attendance also declined versus the prior year.

In fiscal 2010, NACO meeting paid weeks declined 1.0% and attendance declined 5.7% versus the prior year as a result of performance weakness in the early part of the year. In the spring of fiscal 2010, NACO launched a new marketing strategy and campaign focused on member experience, featuring Jennifer Hudson as its new spokesperson. With this change, business performance began an improvement trend in the second quarter of fiscal 2010 that continued through the rest of the year. In addition, NACO initiated other growth strategies during fiscal 2010, including revamping the retail structure in select markets. These new strategies coupled with the launch of the PointsPlus program in late November resulted in a positive end to fiscal 2010, with solid growth in the fourth quarter in both meeting paid weeks and attendance, up 4.2% and 6.8%, respectively, versus the fourth quarter of 2009.

In fiscal 2011, NACO meeting paid weeks increased 26.4% and attendances increased 18.8% versus the prior year level. We entered fiscal 2011 with more active members than at the beginning of fiscal 2010 driven by the momentum of the new program launch and supported by strong marketing and public relation activities. The quarterly growth trend in meeting paid weeks and attendances in fiscal 2011 versus prior year quarters continued to be strong, albeit at a slightly slower pace, as we began to cycle against the highly successful marketing campaign in the second quarter of fiscal 2010 and the soft launch of our new program innovation in the fourth quarter of fiscal 2010. For the first, second, third and fourth quarters of fiscal 2011, meeting paid weeks increased 32.6%, 31.9%, 25.9% and 15.0% and attendances increased 33.1%, 19.8%, 13.6% and 5.5%, respectively, as compared to the prior year periods.

In fiscal 2012, NACO meeting paid weeks decreased 5.6% and attendances decreased 11.4% versus the prior year level. Although we entered fiscal 2012 with more active members than at the beginning of fiscal 2011, we experienced lower enrollments in the first quarter of fiscal 2012 as we cycled against the historically high levels of recruitment growth in the first quarter of fiscal 2011. The decline in enrollments in the first quarter of fiscal 2012, caused in part by lack of new program news and execution challenges associated with introducing Monthly Pass in the small accounts portion of its corporate business, drove a meeting paid weeks decline of 6.0% and an attendance decline of 11.9%, and also resulted in entering the second quarter of fiscal 2012 with a lower meeting membership base, as compared to the prior year period. The declining trend in meeting paid weeks and attendance in fiscal 2012 continued through the remainder of the year. For the second, third and fourth quarters of fiscal 2012, meeting paid weeks decreased 5.5%, 3.6% and 7.3% and attendances decreased 9.9%, 9.4% and 14.5%, respectively, as compared to the prior year periods.

In fiscal 2013, NACO meeting paid weeks decreased 9.4% and attendances decreased 14.7% versus the prior year level. The decline in meeting paid weeks primarily resulted from the lower meetings active base at the beginning of fiscal 2013 versus the beginning of fiscal 2012 as well as from lower enrollments in fiscal 2013 versus the prior year, primarily in the United States, due to the difficulty in attracting members to our brand. Although we introduced our new Weight Watchers 360° plan in December 2012, this new plan was not as effective in driving consumer trial as our PointsPlus innovation. For the first, second, third and fourth quarters of fiscal 2013, meeting paid weeks decreased 6.5%, 10.0%, 10.7% and 10.8% and attendances decreased 15.9%, 14.5%, 14.7% and 13.1%, respectively, as compared to the prior year periods. The Company completed three franchise acquisitions in NACO in the second half of fiscal 2012 as well as seven franchise acquisitions in fiscal 2013. These franchise acquisitions benefitted NACO meeting paid weeks by 1.7% and attendances by 2.8% in fiscal 2013.

United Kingdom Meeting Metrics and Business Trends

Despite a weak economy in the United Kingdom in fiscal 2009, effective marketing and promotional activity resulted in an increase in meeting paid weeks, up 8.1% in fiscal 2009 as compared to the prior year, reflecting increased penetration of Monthly Pass in that market. Attendance in fiscal 2009 declined slightly, down 1.5% versus the prior year.

In fiscal 2010, meeting paid weeks declined by 0.4%, and meeting attendance declined 10.5%, compared to fiscal 2009. First quarter fiscal 2010 UK volumes were significantly impacted by weather and cycling against a program innovation in the prior year. The United Kingdom continued to experience steep declines in attendance in 2010 versus the prior year, down 8.5% in the second quarter and 9.4% in the third quarter. The United Kingdom launched its new program, ProPoints, in early November 2010, and saw attendance growth as a result of the launch. However, because of limited marketing prior to the new program launch and bad weather during the launch period, fourth quarter 2010 attendance decreased 11.3% versus the fourth quarter of fiscal 2009.

In fiscal 2011, meeting paid weeks grew 18.3% versus the prior year, benefiting from enrollment growth concurrent with the launch of ProPoints late in fiscal 2010 and early fiscal 2011 and an increase in Monthly Pass penetration. As with NACO, this growth in recruitment resulted in a larger customer base and as a result, attendances also grew, up 13.7% versus the prior year. Despite the negative impact of the Royal Wedding and Easter timing on second quarter fiscal 2011 attendance, meeting paid weeks and attendance grew in each fiscal 2011 quarter versus the prior year period.

In fiscal 2012, meeting paid weeks declined 11.3% and attendances decreased 16.5% versus the prior year level. As with NACO, the United Kingdom entered fiscal 2012 with more active members as compared to the beginning of fiscal 2011, but experienced lower enrollments in the first quarter of fiscal 2012 versus the prior year period. These lower enrollments were driven by cycling against the historically high recruitment levels in the first quarter of fiscal 2011 and resulted in a decline in meeting paid weeks. This declining trend continued throughout the rest of fiscal 2012 and was negatively impacted by an advertising campaign that was ineffective at driving enrollment growth and weak macro-economic trends.

In fiscal 2013, meeting paid weeks declined 19.2% and attendances decreased 22.7% versus the prior year level. Meeting paid weeks negative performance in fiscal 2013 was driven by the lower meetings active base at the beginning of fiscal 2013 versus the beginning of fiscal 2012 coupled with lower enrollments in the period as compared to enrollment levels in the prior year. In fiscal 2013, local competition in the United Kingdom significantly contributed to the decline in enrollments. For the first, second, third and fourth quarters of fiscal 2013, meeting paid weeks declined 17.8%, 19.0%, 21.1% and 19.4%, and attendances declined 25.8%, 20.3%, 22.7% and 20.5%, respectively, as compared to the prior year periods.

Continental Europe Meeting Metrics and Business Trends

In fiscal 2009, most of our Continental European markets were deeply affected by difficult recessionary conditions. While Continental Europe experienced meeting paid weeks growth of 1.6% versus the prior year as the market continued to benefit from increased Monthly Pass penetration, attendance declined 11.8% versus the prior year. A major new innovative program, ProPoints, was launched in the fourth quarter of fiscal 2009.

In fiscal 2010, meeting paid weeks, benefiting from enrollment growth early in the year and an increase in Monthly Pass penetration, grew 6.9% versus the prior year, while attendance in Continental Europe declined 1.6% versus the prior year. In the first half of fiscal 2010, the Continental European market experienced attendance growth as a result of the ProPoints program launch in fiscal 2009, which drove an influx of returning members to our meetings. The marketing of this new program, however, was not successful in capturing the attention of new members and, as a result, attendance began to decline in the third quarter of fiscal 2010.

Entering fiscal 2011, Continental European performance continued its downward trend, with meeting paid weeks down 9.8% versus the prior year and attendances down 15.4% versus the prior year. In the first half of fiscal 2011, meeting paid weeks declined by 13.1% and attendance declined by 18.9% versus the prior year period, as the business lapped the momentum of its program launch in the prior year. While still negative versus the prior year period, the trend began to improve in the third quarter of fiscal 2011 with meeting paid weeks down 6.0% and attendances down 15.1%. In the fourth quarter of fiscal 2011, Continental Europe soft launched its updated version of ProPoints in December, resulting in a less negative performance with meeting paid weeks down 4.9% and attendances down 4.3% versus the prior year period.

In fiscal 2012, meeting paid weeks grew 9.2%, and attendances grew 3.3%, versus the prior year. This growth was driven by entering fiscal 2012 with a higher active member base than the prior year and the benefit of higher enrollment growth from the launch of the updated version of ProPoints in late fiscal 2011 and early fiscal 2012, effective new marketing strategies and an increase in Monthly Pass penetration. For the first, second, third and fourth quarters of fiscal 2012, meeting paid weeks grew 5.4%, 11.0%, 12.1% and 9.0%, and attendances grew 4.3%, 2.7%, 4.9% and 1.0%, respectively, as compared to the prior year periods.

In fiscal 2013, meeting paid weeks declined 1.5%, and attendances declined 8.1%, versus the prior year. This decrease in meeting paid weeks was driven by lower enrollments in fiscal 2013 as compared to the prior year. Lower enrollments were the result of cycling against the successful launch of the updated program and the new advertising campaigns in the prior year period. However, the negative impact of enrollments on meeting paid weeks was minimized by the higher meetings active base at the beginning of fiscal 2013 versus the beginning of fiscal 2012. For the first, second, third and fourth quarters of fiscal 2013, meeting paid weeks declined 1.0%, 1.6%, 1.7% and 1.7%, and attendances declined 10.9%, 6.7%, 8.2% and 5.7%, respectively, as compared to the prior year periods.

Fiscal 2014: Anticipated Business Metrics, Trends and Other Events

Due to increasing competitive pressures, including the impact of the increasing consumer trial of activity monitors and free apps in the commercial weight loss category, and less impactful marketing of our new two-week starter plan, Simple Start, management anticipates negative recruitment trends to continue into 2014. Given the lower starting active base at the beginning of fiscal 2014 versus the beginning of fiscal 2013 and the weak recruitment environment continuing into 2014, management expects declines in paid weeks in fiscal 2014 to be higher than the declines experienced in fiscal 2013. Management expects Online paid weeks in fiscal 2014 to decline at a higher rate than that experienced in the second half of fiscal 2013. For NACO, the United Kingdom and Continental Europe, management anticipates meeting paid weeks and attendances in fiscal 2014 to decline at a higher rate than that experienced in fiscal 2013. Given these expected negative trends, management expects revenues to decline at a higher rate in fiscal 2014 than that experienced in fiscal 2013.

To help offset this anticipated revenue decline, our strategy for fiscal 2014 includes investments in certain key areas to support future growth and plans to reduce costs aggressively elsewhere. As part of this cost savings initiative, the Company is undertaking a plan of termination which will result in the elimination of certain positions and employees worldwide. In connection with this plan, the Company anticipates recording restructuring charges in connection with employee termination benefit costs of approximately $10.0 million (which is expected to be divided equally between general and administrative expenses and operating expenses related to field restructuring) during the first and second quarters of fiscal 2014.

Margins

Gross Margin

The following table sets forth our gross profit and gross margin for the past five fiscal years, as adjusted to exclude the impact of the UK VAT and the UK self-employment matters:

(in millions)	2013	2012	2011	2010	2009
Gross Profit	$1,001.1	$1,093.8	$1,058.5	$800.8	$740.8
Gross Margin	58.1%	59.5%	57.8%	54.7%	52.4%
Adjustments to Reported Amounts
UK self-employment accrual(1)	—	(14.5)	—	—	32.5
UK VAT ruling accrual(2)	—	—	—	(2.0)	—

Gross Profit, as adjusted(1)(2)	$1,001.1	$1,079.3	$1,058.5	$798.8	$773.3

Gross Margin impact from above adjustments(1)(2)	—	0.8%	—	0.0%	(2.3%)
Gross Margin, as adjusted(1)(2)	58.1%	58.7%	57.8%	54.6%	54.7%

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2012 to exclude the impact of a $14.5 million decrease to cost of revenues related to the settlement of the UK self-employment matter and that adjusts the consolidated statements of net income for fiscal 2009 to exclude $32.5 million in cost of revenues for the impact of the UK self-employment matter.
(2)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2010 to exclude the benefit of a $2.0 million increase to revenues from the reversal of the previously disclosed over-accrual related to the adverse UK VAT ruling.

See “Non-GAAP Financial Measures” below for an explanation of our use of non-GAAP financial measures.

In the period from fiscal 2009 through fiscal 2013 our gross margin ranged from a high of 59.5% in fiscal 2012 to a low of 52.4% in fiscal 2009. Excluding the impact of the UK VAT and UK self-employment matters in the period, our gross margin ranged from a high of 58.7% in fiscal 2012 to a low of 54.6% in fiscal 2010. As the higher margin WeightWatchers.com business grew over the period and became a larger share of our revenue mix, our adjusted gross margin expanded, most notably from fiscal 2010 through fiscal 2012. In addition, with its fixed cost business model, growth within the WeightWatchers.com business resulted in margin expansion in that business during the period. Conversely, in the meetings business, our meetings staff is usually paid on a commission basis and space is rented as needed in most instances. When it becomes more cost effective to do so, in various geographies (particularly North America), we rent centers at reasonable rates with relatively short lease terms. Moreover, we adjust the number of meetings according to demand. This variable cost structure has historically enabled us to maintain high margins even as we have experienced a decline in the number of attendances per meeting. When attendances per meeting decline, our gross margins typically decline. In fiscal 2013, the decline in attendances per meeting outpaced our ability to reduce the meetings infrastructure resulting in a decline in the adjusted gross margin versus the prior year.

Operating Margin

The following table sets forth our Operating Income for the past five fiscal years, as adjusted to exclude the impact of the UK VAT and UK self-employment matters as well as the previously reported impact of restructuring charges:

(in millions)	2013	2012	2011	2010	2009
Operating Income	$460.8	$510.8	$546.3	$390.3	$356.7
Operating Income Margin	26.7%	27.8%	29.8%	26.7%	25.2%
Adjustments to Reported Amounts
UK Self-employment accrual(1)	—	(14.5)	—	—	32.5
UK VAT ruling accrual(2)	—	—	—	(2.0)	—
Restructuring charges(1)	—	—	—	—	5.5

Operating Income, as adjusted(1) (2)	$460.8	$496.3	$546.3	$388.3	$394.6

Operating Income Margin impact from above adjustments(1)(2)	—	0.8%	—	0.0%	(2.7%)
Operating Income Margin, as adjusted(1) (2)	26.7%	27.0%	29.8%	26.5%	27.9%

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of income for fiscal 2012 to exclude the impact of a $14.5 million decrease to cost of revenues related to the settlement of the UK self-employment matter and that adjusts the consolidated statements of income for fiscal 2009 to exclude $32.5 million in cost of revenues for the impact of the UK self-employment matter and the $5.5 million impact of restructuring charges.
(2)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2010 to exclude the benefit of a $2.0 million increase to revenues from the reversal of the previously disclosed over-accrual related to the adverse UK VAT ruling.

See “Non-GAAP Financial Measures” below for an explanation of our use of non-GAAP financial measures.

In the period from fiscal 2009 through fiscal 2013 our operating income margin ranged from a high of 29.8% in fiscal 2011 to a low of 25.2% in fiscal 2009. Excluding the impact of the UK VAT and UK self-employment matters and the impact of our previously reported restructuring charges in the period, our operating income margin ranged from a high of 29.8% in fiscal 2011 to a low of 26.5% in fiscal 2010. In fiscal 2010, the operating income margin of the Company was driven by significant investment for the preparation and launch of the PointsPlus program in the United States and Canada and ProPoints program in the United Kingdom and Australia, increased marketing for our WeightWatchers.com business, and a charge associated with the settlement of a California labor litigation.

In fiscal 2011, the operating income margin of the Company was 29.8%, the highest in the five-year period. This was despite the increased marketing in WeightWatchers.com stemming from the initiative focused on building awareness and relevance of the Weight Watchers brand with the male demographic, as well as expenses in support of growth initiatives, including technology for the development of our mobile platforms and additions to staff in support of business development. These higher expenses were more than offset by the efficiencies we gained from higher average attendance in our meetings and the impact of the higher margin WeightWatchers.com business becoming a larger component of our revenue mix.

In fiscal 2012, excluding the impact of the UK self-employment matter, operating income margin declined to 27.0% from 29.8% in the prior year. This decline in operating income margin was primarily driven by costs related to first time Online TV marketing campaigns in several of our international markets and our significant investment in marketing the Weight Watchers Online product to men in the United States, as well as, selling, general and administrative expenses in support of our growth initiatives.

In fiscal 2013, operating income margin further declined to 26.7% from an adjusted operating income margin of 27.0% in the prior year. This decrease in operating income margin was primarily the result of lower gross margin largely offset by lower marketing expense. Lower marketing expense was driven primarily from the elimination of inefficient digital advertising and the lack of a men’s campaign in the United States, in fiscal 2013 versus the prior year.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Net income and earnings per fully diluted share are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis) to exclude the impact from the early extinguishment of debt charge recorded in connection with our previously announced April 2, 2013 refinancing of our long-term debt. Net revenues, cost of revenues, gross profit and gross margin, operating income and operating income margin, net income, earnings per fully diluted share, and effective tax rate, including components thereof, are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis) to exclude from fiscal 2012, in connection with the settlement of the UK self-employment matter, the benefit of a partial accrual reversal of a charge originally recorded in the fourth quarter of fiscal 2009, and from fiscal 2010 the revenue benefit of a partial accrual reversal of a charge originally recorded in connection with the previously disclosed adverse UK VAT ruling; and to adjust fiscal 2009 results for both the impact of the UK self-employment matter and the impact of restructuring charges associated with our previously disclosed cost savings initiatives. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the early extinguishment of debt charge, the settlement, accrual reversal, these rulings, these matters and/or these restructuring charges. Our management believes these non-GAAP financial measures provide supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

The classification of certain brand marketing funds received from licensees has been revised to reflect them as revenue as opposed to being recorded as an offset to expense, increasing first nine months of fiscal 2013, fiscal 2012, fiscal 2011, fiscal 2010 and fiscal 2009 Product sales and other, net, Cost of meetings, products and other, Gross profit, Marketing expenses and Selling, general and administrative expenses as follows:

	Fiscal
	2013	2012	2011	2010	2009
Product sales and other, net	$12.1	$12.6	$13.3	$12.0	$13.7
Cost of meetings, products and other	$1.1	$1.6	$2.0	$1.9	$0.9
Gross profit	$11.0	$11.0	$11.4	$10.2	$12.8
Marketing expenses	$10.3	$10.2	$10.6	$9.4	$12.3
Selling, general and administrative expenses	$0.7	$0.9	$0.8	$0.8	$0.6

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

Franchise Rights Acquired, Goodwill and Other Intangible Assets

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years. We review goodwill and other indefinite-lived intangible assets, including franchise rights acquired, for potential impairment on at least an annual basis or more often if events so require. We performed fair value impairment testing as of the end of fiscal 2013 and fiscal 2012 on our goodwill and other indefinite-lived intangible assets.

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units aside from WeightWatchers.com, for which the reporting unit has been aggregated into one unit. The values of goodwill for the WWI reporting units in the United States, Canada and other countries at December 28, 2013 were $32.7 million, $5.1 million and $3.7 million, respectively, totaling $41.5 million. The value of goodwill for the WeightWatchers.com reporting unit at December 28, 2013 was $37.8 million.

In performing the impairment analysis for franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach. The estimated fair value is then compared to the carrying value of the unit of accounting for those franchise rights. We have determined the appropriate unit of account for purposes of assessing annual impairment to be the country in which the acquisitions have occurred. The values of these franchise rights in the United States, Canada, United Kingdom, Australia/New Zealand and other countries at December 28, 2013 were $697.3 million, $110.4 million, $14.4 million, $13.7 million and $1.0 million, respectively, totaling $836.8 million.

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

In performing the impairment analysis for the fiscal year ended December 28, 2013, we determined that, based on the fair values calculated, the carrying amounts of the franchise rights acquired related to our Mexico and Hong Kong operations exceeded their respective fair values as of the end of fiscal 2013 and recorded impairment charges of $935 and $231, respectively. We determined that the carrying amounts of our other remaining assets did not exceed their respective fair values, and therefore, no other impairment existed.

We estimate future cash flows for each unit of accounting by utilizing the historical cash flows attributable to the rights in that country and then applying a growth rate using a blend of the historical operating income growth rates for such country and expected future operating income growth rates for such country. We utilize operating income as the basis for measuring our potential growth because we believe it is the best indicator of the performance of our business. For fiscal 2013, the compound annual growth rates used in our discounted cash flow analysis ranged from a decline of approximately 5% to growth of approximately 12%. In applying the hypothetical start-up approach in fiscal 2013, we generally assume the year of maturity is reached after 7 years. Subsequent to the year of maturity we have assumed growth rates ranging from a decline of approximately 2% to growth of approximately 8%. For fiscal 2012, the blended growth rates used in our discounted cash flow analysis ranged from a decline of approximately 3% to growth of approximately 50%. We then discount the estimated future cash flows utilizing a discount rate which is calculated using the average cost of capital, which includes the cost of equity and the cost of debt. The cost of equity is determined by combining a risk-free rate of return and a market risk premium. The risk-free rate of return is generally determined based on the average rate of long-

term U.S. Treasury securities. The market risk premium is generally determined by reviewing external market data. When appropriate, we further adjust the resulting combined rate to account for certain entity-specific factors such as maturity of the market in order to determine the utilized discount rate. The cost of debt is our average borrowing rate for the period. The discount rates used in our fiscal 2013 year-end impairment test and our fiscal 2012 year-end impairment test averaged approximately 9.1% and 9.2%, respectively.

At the end of fiscal 2013, we estimated that approximately 99% of our goodwill and 87% of our franchise rights acquired had a fair value at least 50% higher than their respective carrying amounts. In the United States, the region which held approximately 41% of the goodwill and 83% of the franchise rights acquired, the aggregate fair value of both our reporting units and franchise rights acquired was at least 50% higher than the aggregate carrying value of the reporting units and franchise rights acquired, respectively. Given that there is a significant difference between the fair value and carrying value of our franchise rights acquired, we believe there are currently no reasonably likely changes in assumptions that would cause a material impairment charge.

Information concerning significant accounting policies affecting us is set forth in Note 2 of our consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR FISCAL 2013 (52 weeks) COMPARED TO FISCAL 2012 (52 weeks)

OVERVIEW

Fiscal 2012 was a year of modest revenue growth of 0.4%, with growth in the Online business almost fully offset by declines in the meetings business. In fiscal 2012, total paid weeks continued to grow at a decelerating rate in each fiscal quarter versus the prior year period due to a challenging recruitment environment, particularly from our global meetings business.

This challenging recruitment environment continued for both the Online and meetings businesses into fiscal 2013, with increased competitive pressure in the Online business from the increasing consumer trial of activity monitors and free apps. As we entered fiscal 2013, our meetings business active base was lower than the beginning of fiscal 2012. Conversely, though our active Online subscriber base had a declining growth trend throughout fiscal 2012, this subscriber base was higher at the beginning of fiscal 2013 than at the beginning of fiscal 2012. The difficult recruitment environment in fiscal 2013 had the impact of further reducing the active bases in both our meetings and Online businesses as we progressed through fiscal 2013.

Each fiscal 2013 quarter had consistently weak and deteriorating recruitment performance, which further drove declining active bases, as compared to the prior year period resulting in paid weeks and revenue trends that became progressively worse throughout the year with the fourth quarter of fiscal 2013 having the weakest performance. In the first quarter of fiscal 2013, total paid weeks were still above the prior year period by 1.4%. However, in the second, third and fourth quarters of fiscal 2013, driven by this negative recruitment trend, total paid weeks declined 2.5%, 6.6% and 8.5%, respectively, as compared to the prior year period. Online paid weeks in the third quarter of fiscal 2013 declined 2.6% versus the prior year period. This was the first time in our history that Online paid weeks declined on a year-over-year basis.

Driven by the decline in paid weeks, total revenue for fiscal 2013 declined 6.3% as compared to the prior year. This revenue decrease was driven primarily by the meetings business where revenue declined in all four quarters versus the respective prior year periods, with a full year decline of 10.1% versus the prior year. Conversely, Online revenues grew in the first three quarters, but at decelerating rates, such that by the fourth quarter of fiscal 2013, our Online business had its first-ever quarter of declining revenue versus the prior year period, down 5.2%. However, for the full year of fiscal 2013, Online revenues increased 3.5% versus the prior year.

During fiscal 2013, cost savings initiatives, driven primarily by significant marketing and other cost savings initiatives, partially offset declines in revenues throughout the year. However, despite these initiatives, operating income declined 9.8%, which included the benefit related to the settlement of the previously disclosed UK self-employment matter.

The table below sets forth selected financial information for fiscal 2013 from our consolidated statements of income for fiscal 2013 versus selected financial information for fiscal 2012 from our consolidated statements of income for fiscal 2012, on both a reported basis and an adjusted basis. Results for fiscal 2012 are adjusted to exclude the $4.1 million (after-tax) benefit related to the settlement of the previously disclosed UK self-employment matter. See “Non-GAAP Financial Measures” above.

Summary of Selected Financial Data as Reported and Adjusted

	(In millions, except per share amounts)
	Fiscal	Fiscal	Increase/	%
	2013	2012	(Decrease)	Change
Revenues	$1,724.1	$1,839.4	$(115.3)	(6.3%)
Cost of revenues (as adjusted)(1)	723.0	760.2	(37.1)	(4.9%)
UK Self-employment settlement(1)	—	(14.5)	14.5

Cost of revenues	723.0	745.6	(22.6)	(3.0%)

Gross Profit	1,001.1	1,093.8	(92.7)	(8.5%)
Gross Margin %	58.1%	59.5%
Marketing expenses	295.6	353.7	(58.0)	(16.4%)
Selling, general & administrative expenses	244.7	229.3	15.4	6.7%

Operating income	460.8	510.8	(50.0)	(9.8%)
Operating Income Margin %	26.7%	27.8%
Interest expense (as adjusted)(1)	103.1	83.4	19.7	23.6%
UK Self-employment settlement(1)	—	7.1	(7.1)	(100.0%)

Interest expense	103.1	90.5	12.6	13.9%
Other expense, net	0.6	2.0	(1.4)	(69.7%)
Early extinguishment of debt	21.7	1.3	20.4

Income before income taxes	335.4	417.0	(81.6)	(19.6%)
Provision for income taxes (as adjusted)(1)	130.6	156.2	(25.6)	(16.4%)
UK Self-employment settlement(1)	—	3.3	(3.3)

Provision for income taxes	130.6	159.5	(28.9)	(18.1%)

Net income	$204.7	$257.4	$(52.7)	(20.5%)

Weighted average diluted shares outstanding	56.4	60.9	(4.5)	(7.4%)

Diluted EPS	$3.63	$4.23	$(0.60)	(14.1%)

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of income for fiscal 2012 to exclude the impact of a $14.5 million decrease to cost of revenues and $7.1 million increase to interest expense related to the settlement of the UK Self-employment matter. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

The following table sets forth a reconciliation of certain selected financial data for fiscal 2013:

(in millions, except per share amounts)	Income Before Taxes	Provision for Income Taxes	Net Income	Diluted EPS
Fiscal 2013	$335.4	$130.6	$204.7	$3.63
Adjustments to Reported Amounts(1)
Early extinguishment of debt charge(1)	21.7	8.4	13.3	0.24

Total Adjustments	21.7	8.4	13.3	0.24

Fiscal 2013, as adjusted(1)	$357.0	$139.0	$218.0	$3.87

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts certain selected financial data for fiscal 2013.

See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

The following table sets forth a reconciliation of certain selected financial data for fiscal 2012:

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin	Interest Expense	Net Income	Diluted EPS
Fiscal 2012	$1,093.8	59.5%	$510.8	27.8%	$90.5	$257.4	$4.23
Adjustments to Reported Amounts(1)
UK self-employment accrual reversal(1)	(14.5)		(14.5)		(7.1)	(4.1)	(0.07)

Total Adjustments	(14.5)		(14.5)		(7.1)	(4.1)	(0.07)

Fiscal 2012, as adjusted(1)	$1,079.3	58.7%	$496.3	27.0%	$83.4	$253.3	$4.16

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

Consolidated Results

Revenues

Net revenues were $1,724.1 million in fiscal 2013, as compared to $1,839.4 million in fiscal 2012. Excluding the impact of foreign currency, which negatively impacted our revenues for fiscal 2013 by $1.0 million, net revenues in fiscal 2013 declined 6.2% versus the prior year. This revenue decline in fiscal 2013 was driven by revenue declines in the meetings business globally, most notably in the NACO and the UK meetings businesses. The revenue decline in the NACO and UK meetings businesses was driven in large part by a lower incoming active base at the start of fiscal 2013 as compared to the start of fiscal 2012, as well as enrollment declines in fiscal 2013 caused by an inability to attract new members into the brand and, in the case of the United Kingdom, competitive pressure from another meetings business. Our Continental European meetings business, which benefitted from a higher incoming active base at the start of fiscal 2013 as compared to the start of fiscal 2012, was also negatively impacted by lower enrollments as we cycled against a new program launch and new advertising campaigns in the prior year. As a result of these factors, meeting revenues declined modestly on a constant currency basis as compared to the prior year. The revenue decline in the meetings business was partially offset by revenue growth in WeightWatchers.com which benefited from a higher active Online subscriber base at the start of fiscal 2013 as compared to the start of fiscal 2012 that offset in part the impact of declining sign-ups particularly in the United States. However, WeightWatchers.com experienced decelerating revenue growth for fiscal 2013 and in the fourth quarter experienced a decline versus the prior year period. End of period active Online subscribers decreased by 6.7% to 1.7 million at the end of fiscal 2013 as compared to the end fiscal 2012 driven by sign-up weakness, particularly in the United States.

The combination of declining recruitments and the lower incoming active base at the start of fiscal 2013 in the meetings business led to a decline in global meeting paid weeks in fiscal 2013 versus the prior year. With the benefit of starting fiscal 2013 with a higher active Online subscriber base, WeightWatchers.com experienced growth of 1.7% in Online paid weeks versus the prior fiscal year. The increase in Online paid weeks did not fully offset the decline in meeting paid weeks, resulting in a 3.9% decrease in global paid weeks in fiscal 2013 versus the prior year. Global attendance in fiscal 2013 declined 15.5% in comparison to fiscal 2012.

Gross Profit and Operating Income

Gross profit for fiscal 2013 of $1,001.1 million decreased $92.7 million, or 8.5%, from $1,093.8 million in fiscal 2012. Excluding the impact of the settlement in fiscal 2012 of the UK self-employment matter noted in the above table, and of foreign currency which negatively impacted gross profit for fiscal 2013 by $0.3 million, gross profit in fiscal 2013 decreased by $77.9 million, or 7.2%, versus the prior year. Operating income for fiscal 2013 was $460.8 million, a decrease of $50.0 million, or 9.8%, from $510.8 million in fiscal 2012. Excluding the impact of the settlement in fiscal 2012 of the UK self-employment matter and of foreign currency which negatively impacted operating income for fiscal 2013 by $0.5 million, operating income in fiscal 2013 decreased by $35.0 million, or 7.0%, versus the prior year. This decrease in operating income was primarily the result of lower meeting revenues in fiscal 2013 versus the prior year that were partially offset by lower marketing expense, primarily from the elimination of inefficient digital advertising and the lack of a men’s campaign in the United States, in fiscal 2013. As adjusted for the settlement in fiscal 2012, our gross margin in fiscal 2013 decreased to 58.1% from 58.7% in fiscal 2012, and operating income margin in fiscal 2013 decreased to 26.7% from 27.0% in fiscal 2012. See “—Components of Expenses and Margins” for additional details.

Net Income and Earnings Per Share

Net income in fiscal 2013 declined 20.5% from $257.4 million in fiscal 2012 to $204.7 million. This decline in net income was driven by the decrease in operating income in fiscal 2013 versus the prior year as well as a charge of $21.7 million in early extinguishment of debt and higher interest expense resulting from our long-term debt refinancing in the second quarter of fiscal 2013. Excluding this early extinguishment of debt charge (after tax), net income would have been $218.0 million in fiscal 2013.

Earnings per fully diluted share in fiscal 2013 were $3.63, a decrease of $0.60 from $4.23 in fiscal 2012. Excluding the early extinguishment of debt charge, EPS would have been $3.87 in fiscal 2013. EPS in fiscal 2013 benefited from our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings as the number of our weighted average diluted shares outstanding for fiscal 2013 decreased to 56.4 million from 60.9 million in the prior year. See “—Liquidity and Capital Resources—Stock Transactions” for a description of the Tender Offer and related share repurchase from Artal Holdings.

Components of Revenue and Volumes

We derive our revenues principally from meeting fees, Internet revenues, products sold in meetings, and licensed products sold in retail channels. In addition, we generate other revenue from royalties paid to us by our franchisees, subscriptions to our branded magazines, and advertising in our publications.

Meeting Fees

Global meeting fees for fiscal 2013 were $851.6 million, a decrease of $83.3 million, or 8.9%, from $934.9 million in the prior year. Excluding the impact of foreign currency, which decreased our global meeting fees for fiscal 2013 by $0.7 million, global meeting fees in fiscal 2013 decreased by 8.8% versus the prior year. The decline in meeting fees was driven by a 10.1% decline in global meeting paid weeks in fiscal 2013 to 89.1 million from 99.2 million in the prior year. The decline in meeting paid weeks was driven by a lower meetings active base at the beginning of fiscal 2013 versus the beginning of fiscal 2012 as well as by the lower enrollments in fiscal 2013 as compared to the prior year. The meetings active base is primarily comprised of Monthly Pass active subscribers which declined 10.8% to 1.2 million at the end of fiscal 2013 from 1.4 million at the end of fiscal 2012. Global attendance decreased 15.5% to 42.9 million in fiscal 2013 from 50.7 million in fiscal 2012.

In NACO, meeting fees in fiscal 2013 were $595.1 million, a decrease of $58.3 million, or 8.9%, from $653.4 million in fiscal 2012. The decline in meeting fees was driven primarily by a 9.4% decline in NACO meeting paid weeks from 66.0 million in fiscal 2012 to 59.7 million in fiscal 2013. The decline in meeting paid weeks primarily resulted from the lower meetings active base at the beginning of fiscal 2013 versus the beginning of fiscal 2012 as well as by lower enrollments in fiscal 2013 versus the prior year. Lower enrollments in the United States in fiscal 2013 were driven by difficulty in attracting members into our brand. Although we introduced our new Weight Watchers 360° plan in December 2012, this new program was not as effective in driving consumer trial as our PointsPlus innovation. Partially offsetting the decline in NACO meeting fees was a 0.6% increase in meeting fees per paid week in fiscal 2013 as compared to the prior year. This increase in meeting fees per paid week was driven in part by a 2011 US price increase for new members, the impact of which was more significant in fiscal 2013 due to the cycling of new members paying this higher price throughout 2012. In addition, this increase in meeting fees per paid week was driven by a discounted offer in the United States in the Spring of fiscal 2012 that was not repeated until the Fall of fiscal 2013, and was less impactful in fiscal 2013. In fiscal 2013, NACO attendance decreased 14.7% to 27.2 million from 31.9 million in fiscal 2012. The Company completed seven franchise acquisitions in NACO in fiscal 2013 as compared to three franchise acquisitions in the second half of fiscal 2012. Franchise acquisitions benefited NACO meeting fees by 2.2% and NACO meeting paid weeks by 1.7% in fiscal 2013, but had a de minimis impact on NACO meeting fees and volumes in fiscal 2012.

International meeting fees in fiscal 2013 were $256.5 million, a decrease of $25.0 million, or 8.9%, from $281.5 million in the prior year. Excluding the impact of foreign currency, which increased international meeting fees for fiscal 2013 by $0.8 million, international meeting fees declined by 9.2% in fiscal 2013 versus the prior year. In fiscal 2013, the decline in meeting fees was driven by an 11.5% decline in international meeting paid weeks in the year versus the prior year. Meeting paid weeks performance in fiscal 2013 was driven by declines in enrollments in most of our international markets in the year versus the prior year. Partially offsetting the decline in international meeting fees was a 2.9% increase in meeting fees per paid week. This increase in meeting fees per paid week was primarily driven by the shift of volumes from the UK meetings business toward the Continental Europe meetings business where a meeting fee per paid week is priced higher. In addition, a UK price increase in the third quarter of fiscal 2012 for all members also contributed to the increase in meeting fees per paid week in fiscal 2013. International attendance decreased by 16.8% in fiscal 2013 versus the prior year.

In fiscal 2013, UK meeting fees decreased by 18.4% to $85.2 million from $104.4 million in fiscal 2012. Excluding the impact of foreign currency, which decreased UK meeting fees for fiscal 2013 by $1.3 million, UK meeting fees declined by 17.1% in fiscal 2013 versus the prior year. Fiscal 2013 meeting fees were driven lower primarily by a decline of 19.2% in UK meeting paid weeks versus the prior year. Meeting paid weeks performance in fiscal 2013 was driven by the lower meetings active base at the beginning of fiscal 2013 versus the beginning of fiscal 2012 coupled with lower enrollments as compared to enrollment levels in the prior year. In fiscal 2013, local competition in the United Kingdom primarily drove the decline in enrollments. Partially offsetting the decline in UK meeting fees was an increase in meeting fees per paid week of 1.0%, or 2.6% on a constant currency basis, versus the prior year. This increase in meeting fees per paid week was driven primarily by a UK price increase in the third quarter of fiscal 2012 for all members. UK attendance decreased by 22.7% in fiscal 2013 versus the prior year.

Meeting fees in Continental Europe in fiscal 2013 were $137.3 million, an increase of $1.3 million, or 1.0%, from $136.0 million in the prior year. Excluding the impact of foreign currency, which increased Continental

European meeting fees in fiscal 2013 by $3.9 million, Continental European meeting fees decreased by 1.8% in fiscal 2013 as compared to the prior year. The decrease in meeting fees on a constant currency basis was driven by a decrease of 1.5% in Continental European meeting paid weeks in fiscal 2013 versus the prior year. The decrease in meeting paid weeks was driven by lower enrollments in fiscal 2013 as compared to the prior year. These lower enrollments were the result of cycling against the successful launch of the new program and the new advertising campaigns in the prior year. However, the impact of enrollments on meeting paid weeks was minimized by the higher meetings active base at the beginning of fiscal 2013 versus the beginning of fiscal 2012. In Continental Europe, attendance decreased by 8.1% in fiscal 2013 versus the prior year.

In-Meeting Product Sales

Global in-meeting product sales for fiscal 2013 were $212.0 million, a decrease of $41.3 million, or 16.3%, from $253.2 million in fiscal 2012. This decrease resulted primarily from a 15.5% decline in global meeting attendance in fiscal 2013 versus the prior year. Additionally, product sales per attendee decreased 1.0% in fiscal 2013 versus the prior year. This decrease in global in-meeting product sales per attendee in fiscal 2013 was driven by declines in NACO, which were only partially offset by strong per attendee sales of consumables across Continental Europe.

In NACO, fiscal 2013 in-meeting product sales of $119.1 million decreased by $26.8 million, or 18.4%, versus the prior year. This decrease resulted primarily from a 14.7% attendance decline in fiscal 2013 as compared to the prior year. In-meeting product sales per attendee decreased by 4.3% in fiscal 2013 versus the prior year as sales declines in consumables, enrollment products and electronics more than offset strong sales of the new ActiveLink product, which was first introduced in the third quarter of fiscal 2012. Enrollment weakness in NACO in fiscal 2013 contributed to these sales declines.

International in-meeting product sales were $92.9 million in fiscal 2013, a decrease of 13.5%, or 13.7% on a constant currency basis, versus the prior year. This decrease was driven primarily by an attendance decline of 16.8% in fiscal 2013 as compared to fiscal 2012, which was largely driven by the United Kingdom. In-meeting product sales per attendee in fiscal 2013 increased by 4.0%, or 3.7% on a constant currency basis, as compared to the prior year. This increase was the result of strong sales of consumables in Continental Europe driven in part by new product introductions and successful promotions.

Internet Revenues

Internet revenues, which include subscription revenues from sales of our Weight Watchers Online and Weight Watchers eTools products as well as Internet advertising revenues, increased $17.9 million, or 3.5%, to $522.2 million in fiscal 2013 from $504.3 million in fiscal 2012. Excluding the impact of foreign currency, which increased Internet revenues for fiscal 2013 by $0.3 million, Internet revenues grew by 3.5% in fiscal 2013 versus the prior year. This increase was driven primarily by the benefit of an increase in pricing for Online in many of our markets and, to a lesser extent, the higher active Online subscriber base at the beginning of fiscal 2013, up 18.0%, versus the beginning of fiscal 2012, and Online paid weeks growth of 1.7% in fiscal 2013 versus the prior year. This growth in Online paid weeks was driven by effective marketing campaigns in Continental Europe in fiscal 2013. However, the trend of Online paid weeks growth slowed in fiscal 2013. This deceleration was driven largely by declining sign-ups, particularly in the United States, as the commercial weight loss category continued to be impacted by increasing consumer trial of activity monitors and free apps. End of period active Online subscribers decreased by 6.7% to 1.7 million at the end of fiscal 2013 as compared to the end of fiscal 2012.

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $138.3 million for fiscal 2013, a decrease of $8.6 million, or 5.9%, from $146.9 million for fiscal 2012. Excluding the impact of foreign currency, which decreased other revenues for fiscal 2013 by $0.5 million, other revenues were 5.5% lower in fiscal 2013 compared to the prior year. Franchise commissions and sales of products to our franchisees declined in the aggregate by 35.1%, or 34.8% on a constant currency basis, in fiscal 2013 versus the prior year. This decline in franchise commissions and sales of products to our franchisees was driven in part by our recent franchise acquisitions. Our by mail product sales and revenues from our publications also declined in the aggregate by 3.2%, or 2.6% on a constant currency basis, in fiscal 2013 versus the prior year. Global licensing revenues increased by 2.1%, or 2.4% on a constant currency basis, in fiscal 2013 versus the prior year. Included in global licensing revenues in fiscal 2012 was a $2.0 million one-time termination fee which benefited that period. Excluding this one-time termination fee, global licensing revenues in fiscal 2013 increased 4.9%, or 5.2% on a constant currency basis versus the prior year.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Total cost of revenues in fiscal 2013 was $723.0 million, a decline of $22.6 million from $745.6 million in the prior year. Excluding the impact of the settlement of the UK self-employment matter, total cost of revenues in fiscal 2013 would have declined $37.1 million, or 4.9%, from $760.2 million in the prior year. As adjusted for this 2012 settlement, gross profit in fiscal 2013 of $1,001.1 million decreased $78.2 million, or 7.2%, from $1,079.3 million in 2012. Gross margin in fiscal 2013 was 58.1%, as compared to adjusted gross margin of 58.7% in fiscal 2012. Gross margin compression was driven by operating cost deleverage in both the meetings and Weight Watchers.com businesses. This margin compression was partially offset by the shift of revenue towards the higher margin WeightWatchers.com business. The decline in the meetings business gross margin was driven by the lower average number of members per meeting, the impact of the US service provider compensation changes, an increase in product discounting globally as well as higher product and freight costs in NACO. Price increases taken in some of our markets and reduced cost of meeting materials in NACO were partially offsetting. The WeightWatchers.com business gross margin also declined in fiscal 2013 driven partially by the change in cost allocations for call center and technology expenses as well as operating cost deleverage.

Marketing

Marketing expenses for fiscal 2013 were $295.6 million, a decrease of $58.0 million, or 16.4%, versus fiscal 2012. Excluding the impact of foreign currency, which increased marketing expenses for fiscal 2013 by $0.5 million, marketing expenses were 16.5% lower in fiscal 2013 compared to the prior year. The decline was primarily driven by the absence of a Weight Watchers Online US men’s specific marketing campaign, achieving lower and more efficient digital marketing spend in the United States in fiscal 2013 and lower TV advertising and production costs globally. Marketing expenses as a percentage of revenue were 17.1% in fiscal 2013 as compared to 19.2% in the prior year.

Selling, General and Administrative

Selling, general and administrative expenses were $244.7 million for fiscal 2013 versus $229.3 million for fiscal 2012, an increase of $15.4 million, or 6.7%. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for fiscal 2013 by $0.2 million, fiscal 2013 selling, general and administrative expenses increased by 6.8% versus fiscal 2012. The increase in expenses was primarily related to higher bonus expenses, investments in technology for the development of our mobile, field systems and customer relationship management platforms in support of our healthcare initiatives, one-time costs associated with the impairment of intangible and long-lived assets, severance, China shutdown costs and costs related to our acquisitions partially offset by lower stock compensation expense in fiscal 2013. Selling, general and administrative expenses as a percentage of revenue for fiscal 2013 increased to 14.2% from 12.5% for fiscal 2012.

Operating Income Margin

Excluding the impact of the settlement of the UK self-employment matter, our operating income margin in fiscal 2013 decreased to 26.7% from 27.0% in fiscal 2012. This decline in operating income margin was primarily driven by the decline in gross margin and higher selling, general and administrative expenses, which were partially offset by the absence of a Weight Watchers Online US men’s specific marketing campaign, achieving lower and more efficient digital marketing spend in the United States in fiscal 2013 and lower TV advertising and production costs globally versus fiscal 2012. In fiscal 2013, marketing expenses decreased as a percentage of revenue, but this decrease was slightly offset by the increase in selling, general and administrative expenses as a percentage of revenue, as compared to the prior year.

Interest Expense

Interest expense was $103.1 million for fiscal 2013, an increase of $12.6 million, or 13.9%, from $90.5 million in fiscal 2012. Excluding the impact of the 2012 settlement of the UK self-employment matter, interest expense increased $19.7 million or 23.6% versus the prior year. The increase was primarily driven by an increase in our average debt outstanding and higher interest rates on our debt. Our average debt outstanding increased by $294.4 million to $2,397.3 million in fiscal 2013 from $2,102.9 million in fiscal 2012. The increase in average debt outstanding was driven by the additional borrowings under our then existing credit facilities in March and April 2012 in connection with our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings (see “—Liquidity and Capital Resources—Stock Transactions”). The effective interest rate on our debt increased by 0.58% to 3.49% in fiscal 2013 from 2.91% in fiscal 2012 as a result of our April 2, 2013 debt refinancing. Interest expense was partially offset by a decrease in the notional value of our interest rate swap, which resulted in a higher effective interest rate of 3.92% in fiscal 2013, as compared to 3.60% in fiscal 2012.

Other Expense

The Company incurred $0.6 million of other expense in fiscal 2013 as compared to $2.0 million of other expense in the prior year. While both years include the impact of foreign currency on intercompany transactions, the prior year also includes $2.4 million of expense resulting from a write-off associated with an investment.

Early Extinguishment of Debt

In the second quarter of fiscal 2013, we wrote-off $21.7 million of fees in connection with the April 2013 refinancing of our debt that we recorded as an early extinguishment of debt charge. In the first quarter of fiscal 2012, we wrote-off $1.3 million of fees in connection with the March 2012 refinancing of our debt that we recorded as an early extinguishment of debt charge.

Tax

Our effective tax rate was 39.0% for fiscal 2013 as compared to 38.3% for fiscal 2012. For fiscal 2012, the UK self-employment matter impacted our effective tax rate. Excluding the impact of the settlement of the UK self-employment matter, our effective tax rate for fiscal 2012 would have been 38.1%. The difference in period-over-period effective tax rates is primarily the result of the lack of a tax benefit recorded for certain non-deductible impairments charges recorded in fiscal 2013 as well as the impact of a non-recurring tax benefit recorded in fiscal 2012 associated with a reduction in certain international tax rates.

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

Fiscal 2012 had the challenge of being compared against the high levels of recruitment growth and related results of fiscal 2011. Fiscal 2012 versus the prior year had similar performance trends as each of the individual fiscal 2012 quarters. Net revenues were $1,839.4 million in fiscal 2012, as compared to $1,832.5 million in fiscal 2011. Growth in Internet revenues in fiscal 2012 versus the prior year was almost fully offset by revenue declines in the meetings business. Gross margin for fiscal 2012 grew to 59.5%, including an 80 basis point benefit from the accrual reversal associated with the settlement of the UK self-employment matter, from 57.8% in fiscal 2011. Both marketing expenses and selling, general and administrative expenses increased as a percentage of revenue in fiscal 2012 versus the prior year due to our investments in growth initiatives. As a result, operating income margin for fiscal 2012, which, like gross margin, also benefited by 80 basis points related to the accrual reversal associated with the settlement of the UK self-employment matter, declined 2.0% to 27.8% from 29.8% in fiscal 2011. Consequently, and as a result of higher interest expense and a higher tax rate, net income attributable to the Company in fiscal 2012 declined 15.6% versus the prior year to $257.4 million.

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

Summary of Selected Financial Data as Reported and Adjusted

	(In millions, except per share amounts)
	Fiscal 2012	Fiscal 2011	Increase/ (Decrease)	% Change
Revenues	$1,839.4	$1,832.5	$6.9	0.4%
Cost of revenues (as adjusted)(1)	760.2	774.0	(13.8)	(1.8%)
UK Self-employment settlement(1)	(14.5)	—	(14.5)

Cost of revenues	745.6	774.0	(28.4)	(3.7%)

Gross Profit	1,093.8	1,058.5	35.3	3.3%
Gross Margin %	59.5%	57.8%
Marketing expenses	353.7	302.9	50.8	16.8%
Selling, general & administrative expenses	229.3	209.3	20.1	9.6%

Operating income	510.8	546.3	(35.5)	(6.5%)
Operating Income Margin %	27.8%	29.8%
Interest expense (as adjusted)(1)	83.4	59.9	23.6	39.4%
UK Self-employment settlement(1)	7.1	—	7.1

Interest expense	90.5	59.9	30.7	51.3%
Other expense, net	2.0	3.4	(1.4)	(41.6%)
Early extinguishment of debt	1.3	—	1.3

Income before income taxes	417.0	483.1	(66.1)	(13.7%)
Provision for income taxes (as adjusted)(1)	156.2	178.7	(22.5)	(12.6%)
UK Self-employment settlement(1)	3.3	—	3.3

Provision for income taxes	159.5	178.7	(19.2)	(10.7%)

Net income	257.4	304.3	(46.9)	(15.4%)
Net loss attributable to the noncontrolling interest	—	0.5	(0.5)

Net income attributable to the Company	$257.4	$304.9	$(47.4)	(15.6%)

Weighted average diluted shares outstanding	60.9	74.1	(13.2)	(17.8%)

Diluted EPS	$4.23	$4.11	$0.11	2.7%

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of income for fiscal 2012 to exclude the impact of a $14.5 million decrease to cost of revenues and $7.1 million increase to interest expense related to the settlement of the UK Self-employment matter. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

The following table sets forth a reconciliation for fiscal 2012 of certain selected financial data:

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin	Interest Expense	Net Income	Diluted EPS
Fiscal 2012	$1,093.8	59.5%	$510.8	27.8%	$90.5	$257.4	$4.23
Adjustments to Reported Amounts(1)
UK self-employment accrual reversal(1)	(14.5)		(14.5)		(7.1)	(4.1)	(0.07)

Total Adjustments	(14.5)		(14.5)		(7.1)	(4.1)	(0.07)

Fiscal 2012, as adjusted(1)	$1,079.3	58.7%	$496.3	27.0%	$83.4	$253.3	$4.16

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2012 to exclude the impact of a $14.5 million decrease to cost of revenues and the $7.1 million increase to interest expense related to the settlement of the UK self-employment matter .

See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Net revenues were $1,839.4 million in fiscal 2012, as compared to $1,832.5 million in fiscal 2011. Excluding the impact of foreign currency, which negatively impacted our revenues for fiscal 2012 by $24.1 million, net revenues in fiscal 2012 grew 1.7% versus the prior year. Revenue growth in fiscal 2012 was driven primarily by WeightWatchers.com which benefited from a higher active Online subscriber base at the start of fiscal 2012 as compared to fiscal 2011 and effective marketing in fiscal 2012. Our Continental European meetings business, which benefited from new marketing strategies, also contributed to revenue growth on a constant currency basis. This revenue growth in our Continental European meetings business was more than offset by revenue declines in the NACO and UK meetings businesses as they cycled against the momentum of their new program innovations and stronger and more effective marketing and public relations efforts in fiscal 2011. In addition, in fiscal 2012, meeting revenues were negatively impacted by the execution challenges associated with introducing the Monthly Pass commitment plan to NACO’s small accounts portion of its corporate business in the first half of fiscal 2012, as well as by macro-economic factors, particularly consumer confidence, in NACO and the United Kingdom.

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

Gross Profit and Operating Income

Gross profit for fiscal 2012 of $1,093.8 million increased $35.3 million, or 3.3%, from $1,058.5 million in fiscal 2011. Excluding the impact of the settlement of the UK self-employment matter noted in the above table, and of foreign currency which negatively impacted gross profit for fiscal 2012 by $13.8 million, gross profit in fiscal 2012 increased by $34.6 million, or 3.3%, versus the prior year. Operating income for fiscal 2012 was $510.8 million, a decrease of $35.5 million, or 6.5%, from $546.3 million in fiscal 2011. Excluding the impact of the settlement of the UK self-employment matter, and of foreign currency which negatively impacted operating income for fiscal 2012 by $7.2 million, operating income in fiscal 2012 decreased by $42.9 million, or 7.9%, versus the prior year. This decline was primarily the result of an increase in marketing investments and selling, general and administrative expenses in fiscal 2012 versus the prior year. As adjusted for the settlement, our gross margin in fiscal 2012 increased to 58.7% from 57.8% in fiscal 2011, but operating income margin in fiscal 2012 declined to 27.0% from 29.8% in fiscal 2011. See “—Components of Expenses and Margins” for additional details.

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

Earnings per fully diluted share in fiscal 2012 were $4.23, an increase of $0.11 from $4.11 in fiscal 2011. Excluding the impact of the UK self-employment matter noted in the table above, earnings per fully diluted share would have been $4.16, an increase of $0.05 or 1.1%. Earnings per fully diluted share in fiscal 2012, except for the first quarter of fiscal 2012, benefited from our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings as our weighted average diluted shares outstanding for fiscal 2012 decreased to 60.9 million from 74.1 million in the prior year. See “—Liquidity and Capital Resources—Stock Transactions” for a description of the Tender Offer and related share repurchase from Artal Holdings.

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

In NACO, meeting fees in fiscal 2012 were $653.4 million, a decrease of $33.4 million, or 4.9%, from $686.8 million in fiscal 2011. The decline in meeting fees was driven primarily by a 5.6% decline in NACO meeting paid weeks from 69.9 million in fiscal 2011 to 66.0 million in fiscal 2012. The decline in meeting paid weeks primarily resulted from lower enrollments in fiscal 2012 as compared to the high enrollment levels in the prior year. Lower enrollments in fiscal 2012 were driven in part by the execution challenges associated with introducing Monthly Pass to the small accounts portion of NACO’s corporate business. However, the impact of enrollments on meeting paid weeks was minimized by the higher meeting membership base at the beginning of fiscal 2012 versus the beginning of fiscal 2011. In fiscal 2012, NACO attendance decreased 11.4% to 31.9 million from 36.0 million in fiscal 2011. Franchise acquisitions had a de minimis impact on NACO meeting fees and metrics in fiscal 2012.

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

Other Revenues

Other revenues, comprised primarily of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, and revenues from our publications, were $146.9 million for fiscal 2012, a decrease of $14.0 million, or 8.7%, from $160.9 million for fiscal 2011. Excluding the impact of foreign currency, which decreased other revenues for fiscal 2012 by $1.5 million, other revenues were 7.7% lower in fiscal 2012 compared to the prior year. Franchise commissions and sales of products to our franchisees declined in the aggregate by 22.4%, or 21.9% on a constant currency basis, in fiscal 2012 versus the prior year. Our by mail product sales and revenues from our publications also declined in the aggregate by 14.3%, or 12.9% on a constant currency basis, in fiscal 2012 versus the prior year. These declines were primarily the result of comparing against the prior year which had the benefit of the new program launches in our English-speaking markets in late fiscal 2010. Global licensing revenues increased by 1.5%, or 2.2% on a constant currency basis, in fiscal 2012 versus the prior year. A one-time termination fee in the second quarter of fiscal 2012 which was included in licensing revenues primarily accounted for the increase. Excluding this one-time termination fee of $2.0 million from licensing revenues, global licensing revenues in fiscal 2012 decreased 0.5% on a constant currency basis versus the prior year.

Components of Expenses and Margins

Cost of Revenues and Gross Margin

Excluding the impact of the settlement of the UK self-employment matter, cost of revenues in fiscal 2012 would have been $760.2 million, a decline of $13.8 million, or 1.8%, from $774.0 million in the prior year. Cost of revenues declined due to the shift of revenue towards the higher margin WeightWatchers.com business. As adjusted for the settlement, gross profit in fiscal 2012 of $1,079.3 million increased $20.8 million, or 2.0%, from $1,058.5 million in fiscal 2011. Adjusted gross margin in fiscal 2012 was 58.7%, as compared to 57.8% in fiscal 2011. Gross margin expansion was primarily the result of the shift of revenue towards the higher margin WeightWatchers.com business. This margin expansion was partially offset by a decline in the meetings business gross margin. This decline in the meetings business gross margin was primarily driven by the impact of higher costs associated with our future growth initiatives and lower average number of members per meeting.

Marketing

Marketing expenses for fiscal 2012 were $353.7 million, an increase of $50.8 million, or 16.8%, versus fiscal 2011. Excluding the impact of foreign currency, which decreased marketing expenses for fiscal 2012 by $4.2 million, marketing expenses were 18.1% higher in fiscal 2012 compared to the prior year. Included in our fiscal 2012 marketing expenses were investments in two initiatives: first time Online TV marketing campaigns in several of our international markets and marketing the Weight Watchers Online product to men in the United States. In addition, we invested in TV advertising for Continental Europe’s meetings business, which also contributed to the increase in marketing expenses in fiscal 2012. The increase in marketing expenses also reflected the impact of higher volumes on online advertising costs. Marketing expenses as a percentage of revenue were 19.2% in fiscal 2012 as compared to 16.5% in the prior year.

Selling, General and Administrative

Selling, general and administrative expenses were $229.3 million for fiscal 2012 versus $209.3 million for fiscal 2011, an increase of $20.1 million, or 9.6%. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for fiscal 2012 by $2.5 million, fiscal 2012 selling, general and administrative expenses increased by 10.8% versus fiscal 2011. The increase in expenses was primarily related to investments in growth initiatives, including NACO’s corporate business, technology for the development of our mobile and customer relationship management platforms and additions to staff in support of these initiatives. Lower bonus expense globally related to business performance partially offset this increase. Selling, general and administrative expenses as a percentage of revenue for fiscal 2012 increased to 12.5% from 11.4% for fiscal 2011.

Operating Income Margin

Excluding the impact of the settlement of the UK self-employment matter, our operating income margin in fiscal 2012 decreased to 27.0% from 29.8% in fiscal 2011. This decline in operating income margin was primarily driven by costs related to first time Online TV marketing campaigns in several of our international markets and our significant investment in marketing the Weight Watchers Online product to men in the United States. Both marketing expenses and selling, general and administrative expenses increased as a percentage of revenue in fiscal 2012 as compared to the prior year.

Interest Expense and Other

Interest expense was $90.5 million for fiscal 2012, an increase of $30.7 million, or 51.3%, from $59.9 million in fiscal 2011. Excluding the impact of the settlement of the UK self-employment matter noted in the table above, interest expense was $83.4 million, an increase of $23.6 million or 39.4% versus the prior year. The increase was primarily driven by an increase in our average debt outstanding and higher interest rates on our debt. The effective interest rate on our debt increased by 0.76% to 2.91% in fiscal 2012 from 2.15% in fiscal 2011. Our average debt outstanding increased by $920.0 million to $2,102.9 million in fiscal 2012 from $1,182.9 million in fiscal 2011. The increase in average debt outstanding was driven by the additional borrowings under the WWI Credit Facility (defined below) in connection with our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings (see “—Liquidity and Capital Resources—Stock Transactions”). Interest expense was partially offset by a decrease in the notional value and interest rates of our interest rate swaps, which resulted in a lower effective interest rate of 3.60% in fiscal 2012, as compared to 4.62% in fiscal 2011. In the first quarter of fiscal 2012, we wrote-off $1.3 million of fees in connection with the refinancing of our debt, which we recorded as an early extinguishment of debt charge.

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

Liquidity and Capital Resources

Cash flows provided by operating activities have historically supplied us with a significant source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global initiatives, repurchase stock, pay down debt and opportunistically engage in franchise and other acquisitions. On October 30, 2013, we announced that we suspended our quarterly cash dividend, as described below (see “—Dividends”). We believe that cash flows from operating activities, together with borrowings available under our revolving credit facility, will be sufficient for the next 12 months to fund currently anticipated capital expenditure requirements, debt service requirements and working capital requirements.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of the Company’s balance sheet working capital for the fiscal years ended:

	December 28, 2013	December 29, 2012	Increase/ (Decrease)
	(in millions)
Total current assets	$315.7	$218.0	$97.7
Total current liabilities	345.8	447.9	(102.1)

Working capital deficit	(30.1)	(229.9)	(199.8)

Cash and cash equivalents	174.6	70.2	104.4
Current portion of long-term debt	30.0	114.7	(84.7)

Working capital deficit, excluding change in cash and cash equivalents and current portion of long-term debt	$(174.7)	$(185.4)	$(10.7)

We generally operate with negative working capital. This is driven in part by our commitment plans which are our primary payment method. These plans require members and subscribers to pay us for meetings and subscription products, respectively, before we pay for our obligations in the normal course of business. These prepayments are recorded as a current liability on our balance sheet which results in negative working capital. Our working capital deficit decreased $199.8 million, to $30.1 million at December 28, 2013 from $229.9 million at December 29, 2012. Of this decline, the debt refinancing we undertook in April 2013, as well as scheduled debt repayments of $88.4 million which were offset by revolver borrowings of $70.0 million, lowered the current portion of our long-term debt by $84.7 million versus the end of fiscal 2012 as described below (see “—Long-Term Debt”).

Excluding the changes in cash and cash equivalents and current portion of long-term debt from both periods, the working capital deficit at December 28, 2013 decreased by $10.7 million to $174.7 million from $185.4 million at December 29, 2012. The primary factors contributing to this decrease in our working capital deficit were a timing related increase of $7.0 million in income tax liabilities, a $5.9 million reduction in inventory, a $1.1 million decrease in accounts receivable and a $24.7 million net decrease to the working capital deficit resulting from other operational items.

These other operational items that resulted in the net decrease of $24.7 million to the working capital deficit included a $9.8 million decrease in deferred revenue from declines in our Online and Monthly Pass active bases, a $6.3 million decrease in the derivative payable, a $1.3 million increase in other accrued liabilities and a $7.3 million reduction in the previously reported UK self-employment liability related to a $6.8 million payment to HMRC in January 2013 with the balance of professional fees paid shortly thereafter.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the fiscal years ended:

	December 28, 2013	December 29, 2012	December 31, 2011
	(in millions)
Net cash provided by operating activities	$323.5	$336.7	$407.0
Net cash used in investing activities	$(145.3)	$(109.5)	$(45.2)
Net cash used in financing activities	$(74.4)	$(211.1)	$(352.0)

Operating Activities

Fiscal 2013

Cash flows provided by operating activities of $323.5 million for fiscal 2013 decreased by $13.2 million from $336.7 million in fiscal 2012. The decrease in cash provided by operating activities was primarily the result of lower net income in fiscal 2013 as compared to the prior year offset by the non-cash early extinguishment of debt charge and the intangible and long-lived asset impairment charges in fiscal 2013 as well as a payment to HMRC in fiscal 2012 in connection with the previously reported UK self-employment liability.

The $323.5 million of cash flows provided by operating activities for fiscal 2013 exceeded the period’s net income by $118.8 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital as described above (see “—Balance Sheet Working Capital”), non-cash expenses and differences between book and cash taxes.

Fiscal 2012

Cash flows provided by operating activities of $336.7 million in fiscal 2012 decreased by $70.3 million from $407.0 million in fiscal 2011. The decrease in cash provided by operating activities was primarily the result of lower net income in fiscal 2012 versus the prior year, a payment of $30.0 million to HMRC, as well as a $7.4 million accrual reversal based on the settlement of the UK self-employment matter.

The $336.7 million of cash flows provided by operating activities for fiscal 2012 exceeded the period’s net income attributable to the Company by $79.3 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital as described above (see “—Balance Sheet Working Capital”), non-cash expenses and differences between book and cash taxes.

Investing Activities

Fiscal 2013

Net cash used for investing activities totaled $145.3 million in fiscal 2013, an increase of $35.9 million as compared to fiscal 2012. This increase was primarily attributable to the $83.8 million aggregate purchase price paid for franchise acquisitions completed in 2013. In fiscal 2013, we acquired substantially all of the assets of the following franchisees: Weight Watchers of Alberta Ltd. and Weight Watchers of Saskatchewan Ltd. for an aggregate purchase price of $35.0 million, Weight Watchers of West Virginia, Inc. for a net purchase price of $16.0 million, Weight Watchers of Columbus, Inc. for a net purchase price of $23.3 million, Weight Watchers of Northern Nevada, Inc. for a net purchase price of $4.0 million, Weight Watchers of Manitoba Ltd. for a net purchase price of $5.2 million, and Weight Watchers of Franklin and St. Lawrence Counties Inc. for a net purchase price of $0.3 million. In addition, we incurred capital expenditures in connection with the move of our headquarters, our retail initiative and capitalized software expenditures to support our customer relationship management platform and other global systems initiatives.

Fiscal 2012

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

Financing Activities

Fiscal 2013

Net cash used for financing activities totaled $74.4 million in fiscal 2013 and included $44.8 million of deferred financing fees in connection with our April 2013 debt refinancing. Additionally, term loan payments under our then existing credit facility of $2.41 billion were offset by new borrowings of $2.40 billion in connection with our April 2013 debt refinancing. In addition, we paid $29.6 million of dividends to our shareholders which offset $18.3 million in proceeds from stock options exercised and the tax benefit thereon in fiscal 2013.

Fiscal 2012

Net cash used for financing activities totaled $211.1 million in fiscal 2012 and included proceeds from new term loans under our then existing credit facilities of $1.45 billion and additional revolver borrowings of $30.0 million which were used to finance stock repurchases of $1.5 billion and deferred financing costs of $26.2 million in connection with the Tender Offer and related Artal Holdings share repurchase. See “—Stock Transactions” for a description of the Tender Offer and the related Artal Holdings share repurchase. In addition, we paid $52.0 million of dividends to our shareholders and received $12.7 million in proceeds from stock options exercised in fiscal 2012.

Fiscal 2011

Net cash used for financing activities totaled $352.0 million in fiscal 2011 and consisted primarily of payments on our then existing revolving credit facility of $174.0 million and long-term debt repayments of $139.3 million, as well as stock repurchases of $34.9 million and dividend payments to our shareholders of $51.6 million. Offsetting these payments were proceeds from stock options exercised of $42.0 million in fiscal 2011.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations (and interest rates, exclusive of the impact of swaps) at December 28, 2013:

Long-Term Debt

At December 28, 2013

(Balances in millions)

	Balance	Alternative Base Rate or LIBOR	Applicable Margin	Interest Rate
Revolving Facility due April 2, 2018	$—	0.000%	0.000%	0.000%
Tranche B-1 Term Facility due April 2, 2016	298.5	0.170%	2.750%	2.920%
Tranche B-2 Term Facility due April 2, 2020	2,089.5	0.750%	3.000%	3.750%

Total Debt	2,388.0
Less Current Portion	30.0

Total Long-Term Debt	$2,358.0

On April 2, 2013, we refinanced our credit facilities pursuant to a Credit Agreement, or the New Credit Agreement, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and an issuing bank, The Bank of Nova Scotia, as revolving agent swingline lender and an issuing bank, and the other parties thereto. The New Credit Agreement provides for (a) a revolving credit facility (including swing line loans and letters of credit) in an initial aggregate principal amount of $250.0 million that will mature on April 2, 2018, or the Revolving Facility, (b) an initial term B-1 loan credit facility in an aggregate principal amount of $300.0 million that will mature on April 2, 2016, or Tranche B-1 Term Facility, and (c) an initial term B-2 loan credit facility in an aggregate principal amount of $2,100.0 million that will mature on April 2, 2020, or Tranche B-2 Term Facility. We refer herein to the Tranche B-1 Term Facility together with the Tranche B-2 Term Facility as the Term Facilities, and the Term Facilities and Revolving Facility collectively as the WWI Credit Facility. In connection with this refinancing, we used the proceeds from borrowings under the Term Facilities to pay off a total of $2,399.9 million of outstanding loans, consisting of $128.8 million of Term B Loans, $110.6 million of Term C Loans, $117.6 million of Term D Loans, $1,125.0 million of Term E Loans, $817.9 million of Term F Loans, $21.2 million of loans under the Revolver A-1 and $78.8 million of loans under the Revolver A-2. Following the refinancing of a total of $2,399.9 million of loans, at April 2, 2013, we had $2,400.0 million debt outstanding under the Term Facilities and $248.8 million of availability under the Revolving Facility. We incurred fees of approximately $45.0 million during the second quarter of fiscal 2013 in connection with this refinancing. In the second quarter of fiscal 2013, we wrote-off fees associated with this refinancing which resulted in our recording a charge of $21.7 million in early extinguishment of debt.

At December 28, 2013, we had $2,388.0 million outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under the Revolving Facility. In addition, at December 28, 2013, the Revolving Facility had $1.6 million in issued but undrawn letters of credit outstanding thereunder and $248.4 million in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) will be used for working capital and general corporate purposes.

At the end of fiscal 2013, fiscal 2012 and fiscal 2011, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 3.6%, 3.0% and 2.4% per annum at the end of fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The average interest rate on our debt, including the impact of swaps, was approximately 4.1%, 3.5% and 4.5% per annum at the end of fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Borrowings under the New Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. The applicable margin relating to both of the Term Facilities will increase by 25 basis points in the event that we receive a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s. The applicable margin relating to the Revolving Facility will fluctuate depending upon our Consolidated Leverage Ratio (as defined in the New Credit Agreement). At December 28, 2013, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 2.75% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At our Consolidated Leverage Ratio as of December 28, 2013, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.25% or base rate plus an applicable margin of 1.25%. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2104, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%.

On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate, but in no event exceed 0.50% per annum, depending upon our Consolidated Leverage Ratio. At our Consolidated Leverage Ratio as of December 28, 2013, the commitment fee was 0.40% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

The New Credit Agreement contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The Revolving Facility requires us to not exceed a specified Consolidated Leverage Ratio, but only if borrowings under the Revolving Facility exceed 20.0% of revolving commitments as of the end of such fiscal quarter. As of December 28, 2013, the maximum Consolidated Leverage Ratio was 5.00:1.00 and borrowings in excess of $50 million would require us to not exceed such ratio. As of December 28, 2013, our actual Consolidated Leverage Ratio was 4.21:1.00 and there were no borrowings under our Revolving Facility and total letters of credit issued were $1.6 million. The requirement to not exceed the Consolidated Leverage Ratio may effectively limit our ability to borrow funds in excess of $50.0 million under the Revolving Facility. The Term Facilities do not require us to maintain any financial ratios. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets secure the WWI Credit Facility.

During the first quarter of fiscal 2012, the composition of our then existing WWI Credit Facility changed as a result of our amending and restating our then existing WWI Credit Facility to, among other things, extend the maturity of certain of our term loan facilities and our revolving credit facility and to obtain new commitments for the borrowing of an additional $1,449.4 million of term loans to finance the purchases of shares of our common stock in the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement.

Immediately prior to the amendment of our then existing WWI Credit Facility, the term loan facilities consisted of a tranche A-1 loan, or Term A-1 Loan, a tranche B loan, or Term B Loan, a tranche C loan, or Term C Loan, and a tranche D loan, or Term D Loan, and a revolving credit facility, or Revolver A-1. The aggregate principal amount then outstanding under (i) the Term A-1 Loan was $128.6 million, (ii) the Term B Loan was $237.5 million, (iii) the Term C Loan was $420.4 million and (iv) the Term D Loan was $238.2 million. Immediately prior to the amendment of our then existing WWI Credit Facility, the Revolver A-1 had no loans outstanding under it, $1.0 million of issued but undrawn letters of credit and $331.6 million in available unused commitments thereunder.

Following the amendment of our then existing WWI Credit Facility on March 15, 2012, (i) $33.1 million in aggregate principal amount of the Term A-1 Loan and $301.8 million in aggregate principal amount of the Term C Loan were converted into, and $849.4 million in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche E loan, or Term E Loan, (ii) $107.0 million in aggregate principal amount of the Term B Loan and $119.1 million in aggregate principal amount of the Term D Loan were converted into, and $600.0 million in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche F loan, or Term F Loan, and (iii) $262.0 million in aggregate principal amount of commitments under the Revolver A-1 were converted into a new revolving credit facility, or Revolver A-2. The loans outstanding under each term loan facility existing prior to the amendment of the our then existing WWI Credit Facility and the loans and commitments outstanding under the Revolver A-1, in each case that were not converted into the Term E Loan, the Term F Loan or the Revolver A-2, as applicable, continued to remain outstanding under our then existing WWI Credit Facility as the Term A-1 Loan, the Term B Loan, the Term C Loan, the Term D Loan or the Revolver A-1, as applicable. In connection with this amendment, we incurred fees of approximately $26.2 million in the first quarter of fiscal 2012. On March 27, 2012, we borrowed an aggregate of $726.0 million under the Term E Loan and the Term F Loan to finance the purchase of shares in the Tender Offer and to pay a portion of the related fees and expenses. On April 9, 2012, we borrowed an aggregate of approximately $723.4 million under the Term E Loan to finance the purchase of shares from Artal Holdings.

Dividends

On October 30, 2013, we announced that we suspended our quarterly cash dividend. As a result, no dividend was issued for the fourth quarter of fiscal 2013. We historically had issued a quarterly cash dividend of $0.175 per share of our common stock every quarter for the past several fiscal years. We currently intend to use the annual cash savings from such dividend suspension to preserve financial flexibility while funding our strategic growth initiatives and building cash for future debt repayments. Any future determination to declare and pay dividends will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors it may deem relevant. The WWI Credit Facility also contains restrictions on our ability to pay dividends on our common stock.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the WWI Credit Facility agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if the Consolidated Leverage Ratio is greater than 3.25:1. As of December 28, 2013, our Consolidated Leverage Ratio was greater than 3.25:1 and we expect that it will remain above 3.25:1 for the foreseeable future.

Contractual Obligations

We are obligated under non-cancelable operating leases primarily for office and rent facilities. Consolidated rent expense charged to operations under all our leases for fiscal 2013 was approximately $46.3 million.

The following table summarizes our future contractual obligations as of the end of fiscal 2013:

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
		(in millions)
Long-Term Debt(1)
Principal	$2,388.0	$30.0	$331.5	$42.0	$1,984.5
Interest	521.3	108.4	166.6	133.3	113.0
Operating leases	265.4	41.1	67.3	39.0	118.0
Other long-term obligations(2)	10.6	0.1	1.1	0.2	9.2

Total	$3,185.3	$179.6	$566.5	$214.5	$2,224.7

(1)	Due to the fact that all of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2013 remains constant for all periods presented.
(2)	“Other long-term obligations” primarily consist of deferred rent costs. The provision for income tax contingencies included in other long-term liabilities on the consolidated balance sheet is not included in the table above due to the fact that the Company is unable to estimate the timing of payment for this liability.

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

Franchise Acquisitions

We did not acquire any franchises in fiscal 2011. In fiscal 2012 and fiscal 2013, we made the following franchise acquisitions:

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

In March 2013, we acquired substantially all of the assets of our Alberta and Saskatchewan, Canada franchisees, Weight Watchers of Alberta Ltd. and Weight Watchers of Saskatchewan Ltd., for an aggregate purchase price of $35.0 million.

In July 2013, we acquired substantially all of the assets of our West Virginia franchisee, Weight Watchers of West Virginia, Inc., for a net purchase price of $16.0 million, our Columbus, Ohio franchisee, Weight Watchers of Columbus, Inc., for a net purchase price of $23.3 million and our Reno, Nevada franchisee, Weight Watchers of Northern Nevada, Inc., for a net purchase price of $4.0 million.

In October 2013, we acquired substantially all of the assets of our Manitoba, Canada franchisee, Weight Watchers of Manitoba Ltd., for a net purchase price of $5.2 million and our Franklin and St. Lawrence Counties, New York franchisee, Weight Watchers of Franklin and St. Lawrence Counties Inc., for a net purchase price of $0.3 million.

Stock Transactions

On October 9, 2003, our Board of Directors authorized and we announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized and we announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the twelve months ended December 28, 2013 and December 29, 2012, the Company repurchased no shares of its common stock in the open market under this program. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement, as discussed further below, was not made pursuant to the repurchase program. During the twelve months ended December 31, 2011, the Company repurchased in its first quarter 0.8 million shares of its common stock in the open market under this program for a total cost of $31.6 million, and in its second, third and fourth quarters no shares of its common stock under this program.

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

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the WWI Credit Facility agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if the Consolidated Leverage Ratio is greater than 3.25:1. As of December 28, 2013, our Consolidated Leverage Ratio was greater than 3.25:1 and we expect that it will remain above 3.25:1 for the foreseeable future.

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

Seasonality

Our business is seasonal, with revenues generally decreasing at year end and during the summer months. Our operating income for the first half of the year is generally the strongest, and the first quarter of the fiscal year typically results in the greatest revenue due to the importance of the winter diet season to our overall recruitment environment. Our advertising schedule generally supports the three key recruitment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending. The timing of certain holidays, particularly Easter, which precedes the spring marketing campaign and occurs between March 22 and April 25, may affect our results of operations and the year-to-year comparability of our results. The introduction of Monthly Pass in the meetings business has resulted in less seasonality with regard to our meeting fee revenues because its revenues are amortized over the related subscription period. While

WeightWatchers.com experiences seasonality similar to the meetings business in terms of new subscriber sign-ups, its revenue tends to be less seasonal because it amortizes subscription revenue over the related subscription period.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks relating to interest rate changes and foreign currency fluctuations. All of our market risk sensitive instruments were entered into for purposes other than trading. As of the end of fiscal 2013, there have been no material changes to the Company’s exposure to market risk since the end of fiscal 2012.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt, in particular changes in LIBOR or the base rates which are used to determine the applicable interest rates for borrowings under the WWI Credit Facility. As of the end of fiscal 2013, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 2.75% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%, and we had no borrowings under the Revolving Facility. As of the end of fiscal 2013, we had in effect an interest rate swap with a notional amount totaling $466.2 million to hedge a portion of our variable rate debt. As of such date, we had $2,388.0 million of variable rate debt, of which $1,921.8 million remained unhedged. This interest rate swap that went effective on January 4, 2010 and terminated on January 27, 2014 had an initial notional amount of $425.0 million, which amount fluctuated during the remainder of its term to a maximum of $466.2 million. From December 29, 2012 through April 1, 2013, this swap had qualified for hedge accounting, and therefore changes in the fair value of this derivative were recorded in accumulated other comprehensive income (loss). Effective April 2, 2013, due to our debt refinancing, we ceased the application of hedge accounting for this swap. Accordingly, changes in the fair value of this swap were recorded in earnings subsequent to April 2, 2013 and were immaterial for fiscal 2013.

On July 26, 2013, in order to hedge an additional portion of our variable rate debt, we entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap is $1.5 billion. During the term of this swap, the notional amount will decrease from $ 1.5 billion effective March 31, 2014 to $ 1.25 billion on April 3, 2017 with a further reduction to $ 1.0 billion on April 1, 2019. This interest rate swap in effect converts the variable interest rate on a portion of our debt equal to the notional amount of this swap to a fixed rate of 2.38125%. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive income (loss).

As of the end of fiscal 2013, based on the amount of our variable rate debt and the interest rate swap agreement at that time, a hypothetical 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $9.6 million. This change in market risk exposure from the end of fiscal 2012 was primarily driven by the reduction of the notional amount of our interest rate swap from $583.2 million at the end of fiscal 2012 to $466.2 million at the end of fiscal 2013.

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

This information is incorporated by reference to our consolidated financial statements on pages F-1 through F-33 and our financial statement schedule on page S-1, including the report thereon of PricewaterhouseCoopers LLP on page F-2.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2013, the end of fiscal 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, concluded that, as of December 28, 2013, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 28, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 to our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter (the fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On February 13, 2014, in connection with its cost saving initiative, the Company committed to a plan of termination which will result in the elimination of certain positions and employees worldwide. The Company determined that it will notify affected employees following the commitment date. In connection with this plan, the Company anticipates recording restructuring charges in connection with employee termination benefit costs of approximately $10.0 million (which is expected to be divided equally between general and administrative expenses and operating expenses related to field restructuring) during the first and second quarters of fiscal 2014. Substantially all of these costs are expected to result in cash expenditures related to separation payments and other employee termination expenses. The Company expects the plan to be fully executed by the end of fiscal 2014.

PART III

Items 10, 11, 12, 13 and 14.	Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accountant Fees and Services

Information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) the information regarding our directors and executive officers called for by Items 401(a), (b) and (e) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K; (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below and (iii) the information regarding our Code of Business Conduct and Ethics called for by Item 406 of Regulation S-K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 28, 2013:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3) (c)
Equity compensation plans approved by security holders	2,466,045	$35.09	1,445,780
Equity compensation plans not approved by security holders	—	—	—

Total	2,466,045	$35.09	1,445,780

(1)	Consists of 2,213,356 shares of our common stock issuable upon the exercise of outstanding options and 252,689 shares of our common stock issuable upon the vesting of restricted stock units awarded under our 2008 Stock Incentive Plan, or 2008 Plan, our 2004 Stock Incentive Plan, or 2004 Plan, and our 1999 Stock Purchase and Option Plan, or 1999 Plan.
(2)	Includes weighted-average exercise price of stock options outstanding of $39.09 and restricted stock units of $0.
(3)	Consists of shares of our common stock issuable under our 2008 Plan and 2004 Plan pursuant to various awards the Compensation and Benefits Committee may make, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, restricted stock and other equity-based awards. Our 1999 Plan terminated on December 16, 2009 pursuant to its terms and in connection with such termination no additional securities can be issued under the plan. Pursuant to the terms of our 2008 Plan, the number of shares of our common stock available for issuance under the 2008 Plan was increased by 550,272 shares, the remaining number of shares of our common stock with respect to which awards could be granted under the 1999 Plan upon its termination.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, and our employees and directors. Our Code of Business Conduct and Ethics is available on our website at www.weightwatchersinternational.com.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Weight Watchers International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of Weight Watchers International, Inc. and its subsidiaries (the “Company”) at December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2014

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	December 28, 2013	December 29, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$174,557	$70,215
Receivables (net of allowances: December 28, 2013—$3,477 and December 29, 2012—$3,447)	36,248	37,363
Inventories	40,939	46,846
Deferred income taxes	24,457	21,757
Prepaid expenses and other current assets	39,524	41,786

TOTAL CURRENT ASSETS	315,725	217,967
Property and equipment, net	87,052	71,768
Franchise rights acquired	836,835	783,695
Goodwill	79,294	62,726
Trademarks and other intangible assets, net	45,297	52,480
Deferred financing costs, net	42,046	26,571
Other noncurrent assets	2,682	3,400

TOTAL ASSETS	$1,408,931	$1,218,607

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$30,000	$114,695
Accounts payable	45,496	49,349
Salaries and wages payable	65,810	56,490
Accrued marketing and advertising	15,509	27,437
Accrued interest	22,776	13,552
Other accrued liabilities	89,899	100,171
Deferred revenue	76,330	86,161

TOTAL CURRENT LIABILITIES	345,820	447,855
Long-term debt	2,358,000	2,291,669
Deferred income taxes	164,064	129,431
Other	15,669	15,111

TOTAL LIABILITIES	2,883,553	2,884,066
Commitments and contingencies (Note 13)
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	0	0
Treasury stock, at cost, 55,562 shares at December 28, 2013 and 56,234 shares at December 29, 2012	(3,256,406)	(3,281,831)
Retained earnings	1,773,267	1,603,513
Accumulated other comprehensive income	8,517	12,859

TOTAL DEFICIT	(1,474,622)	(1,665,459)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,408,931	$1,218,607

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 28, 2013	December 29, 2012	December 31, 2011
	(52 weeks)	(52 weeks)	(52 weeks)
Meeting fees, net	$851,626	$934,933	$990,296
Product sales and other, net	350,271	400,161	442,703
Internet revenues	522,226	504,338	399,495

Revenues, net	1,724,123	1,839,432	1,832,494

Cost of meetings, products and other	652,283	681,972	718,284
Cost of Internet revenues	70,728	63,642	55,705

Cost of revenues	723,011	745,614	773,989

Gross profit	1,001,112	1,093,818	1,058,505
Marketing expenses	295,628	353,673	302,923
Selling, general and administrative expenses	244,727	229,340	209,254

Operating income	460,757	510,805	546,328
Interest expense	103,108	90,537	59,850
Other expense, net	599	1,979	3,386
Early extinguishment of debt	21,685	1,328	0

Income before income taxes	335,365	416,961	483,092
Provision for income taxes	130,640	159,535	178,748

Net income	204,725	257,426	304,344
Net loss attributable to the noncontrolling interest	0	0	523

Net income attributable to Weight Watchers International, Inc.	$204,725	$257,426	$304,867

Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$3.65	$4.27	$4.16

Diluted	$3.63	$4.23	$4.11

Weighted average common shares outstanding
Basic	56,144	60,294	73,344

Diluted	56,394	60,923	74,131

Dividends declared per common share	$0.53	$0.70	$0.70

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	December 28, 2013	December 29, 2012	December 31, 2011
	(52 weeks)	(52 weeks)	(52 weeks)
Net income	$204,725	$257,426	$304,344
Other comprehensive income:
Foreign currency translation adjustments	(10,363)	763	(1,111)
Income tax effect on foreign currency translation adjustments	4,022	(225)	433

Foreign currency translation adjustments, net of taxes	(6,341)	538	(678)

Changes in fair value of derivatives	3,277	11,016	17,698
Income tax effect on changes in fair value of derivatives	(1,278)	(4,296)	(6,902)

Changes in fair value of derivatives, net of taxes	1,999	6,720	10,796

Total other comprehensive (loss) income	(4,342)	7,258	10,118

Comprehensive income	200,383	264,684	314,462
Comprehensive loss attributable to the noncontrolling interest	0	0	523

Comprehensive income attributable to Weight Watchers International, Inc.	$200,383	$264,684	$314,985

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

	Weight Watchers International, Inc.
	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	111,988	$0	38,618	$(1,794,066)	$(4,517)	$1,103,817	$4,042	$(690,724)
Purchase of noncontrolling interest						(953)	(3,519)	(4,472)
Comprehensive Income					10,118	304,867	(523)	314,462
Issuance of treasury stock under stock plans			(1,042)	31,633		8,337		39,970
Tax benefit of restricted stock units vested and stock options exercised						5,093		5,093
Cash dividends declared						(51,612)		(51,612)
Purchase of treasury stock			814	(31,550)				(31,550)
Compensation expense on share-based awards						9,067		9,067

Balance at December 31, 2011	111,988	$0	38,390	$(1,793,983)	$5,601	$1,378,616	$0	$(409,766)

Comprehensive Income					7,258	257,426	0	264,684
Issuance of treasury stock under stock plans			(435)	16,341		(5,678)		10,663
Tax benefit of restricted stock units vested and stock options exercised						3,408		3,408
Cash dividends declared						(39,104)		(39,104)
Purchase of treasury stock			18,279	(1,498,902)				(1,498,902)
Tender Offer fees				(5,287)				(5,287)
Compensation expense on share-based awards						8,845		8,845

Balance at December 29, 2012	111,988	$0	56,234	$(3,281,831)	$12,859	$1,603,513	$0	$(1,665,459)

Comprehensive Income					(4,342)	204,725	0	200,383
Issuance of treasury stock under stock plans			(672)	25,425		(10,304)		15,121
Tax benefit of restricted stock units vested and stock options exercised						537		537
Cash dividends declared						(29,459)		(29,459)
Compensation expense on share-based awards						4,255		4,255

Balance at December 28, 2013	111,988	$0	55,562	$(3,256,406)	$8,517	$1,773,267	$0	$(1,474,622)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 28, 2013	December 29, 2012	December 31, 2011
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities:
Net income	$204,725	$257,426	$304,344
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	44,904	36,640	30,995
Amortization of deferred financing costs	7,672	7,070	4,825
Impairment of intangible and long-lived assets	5,426	0	0
Share-based compensation expense	4,255	8,845	9,067
Deferred tax provision	35,380	26,765	25,291
Allowance for doubtful accounts	596	(1,067)	1,441
Reserve for inventory obsolescence	9,580	10,491	13,203
Foreign currency exchange rate loss/(gain)	659	(722)	(80)
Loss on disposal of assets	1,417	590	500
Loss on investment	0	2,697	3,585
Early extinguishment of debt	21,685	1,328	0
Other items, net	0	0	105
Changes in cash due to:
Receivables	345	5,870	(563)
Inventories	(2,226)	(1,341)	(24,456)
Prepaid expenses	1,037	(639)	2,531
Accounts payable	(3,607)	(11,794)	17,495
UK self-employment liability	(7,272)	(37,441)	2,931
Accrued liabilities	4,988	28,042	2,348
Deferred revenue	(10,521)	1,539	10,555
Income taxes	4,473	2,408	2,922

Cash provided by operating activities	323,516	336,707	407,039

Investing activities:
Capital expenditures	(40,657)	(48,807)	(21,750)
Capitalized software expenditures	(21,277)	(29,926)	(23,086)
Cash paid for acquisitions	(83,825)	(30,400)	0
Other items, net	411	(323)	(374)

Cash used for investing activities	(145,348)	(109,456)	(45,210)

Financing activities:
Proceeds from new term loans	2,400,000	1,449,397	0
Net borrowings/(payments) on revolver	70,000	30,000	(174,000)
Payments on long-term debt	(2,488,364)	(124,833)	(139,285)
Payment of dividends	(29,571)	(51,961)	(51,624)
Payments to acquire treasury stock	0	(1,504,189)	(34,924)
Deferred financing costs	(44,817)	(26,248)	0
Proceeds from stock options exercised	16,187	12,688	42,040
Tax benefit of restricted stock units vested and stock options exercised	2,132	4,026	5,831

Cash used for financing activities	(74,433)	(211,120)	(351,962)

Effect of exchange rate changes on cash and cash equivalents and other	607	885	(13)

Net increase in cash and cash equivalents	104,342	17,016	9,854
Cash and cash equivalents, beginning of fiscal year	70,215	53,199	43,345

Cash and cash equivalents, end of fiscal year	$174,557	$70,215	$53,199

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

Revisions:

The Company identified a correction in the statements of cash flows for the year ended 2012 and 2011 as it relates to foreign currency activity, resulting in a reclassification between accrued liabilities and effect of exchange rate changes on cash and cash equivalents and other. The effects of this revision on the previously reported amounts are as follows:

	December 29, 2012	December 31, 2011
Cash provided by operating activities	$(12,684)	$2,231
Effect of exchange rate changes on cash and cash equivalents	$12,684	$(2,231)

In addition, the classification of certain brand marketing funds received from licensees has been revised to reflect them as revenue as opposed to being recorded as an offset to expense, increasing the first nine months of fiscal 2013, full year fiscal 2012 and full year fiscal 2011 Product sales and other, net, Cost of meetings, products and other, Gross profit, Marketing expenses and Selling, general and administrative expenses as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
Product sales and other, net	$12,058	$12,620	$13,338
Cost of meetings, products and other	$1,078	$1,589	$1,974
Gross profit	$10,979	$11,031	$11,364
Marketing expenses	$10,279	$10,158	$10,572
Selling, general and administrative expenses	$701	$873	$792

These adjustments were not considered to be material, individually or in the aggregate, to previously issued financial statements. However, because of the significance of these adjustments, the Company revised its fiscal 2012 and fiscal 2011 consolidated statements of cash flows and its first nine months of fiscal 2013, fiscal 2012 and fiscal 2011 consolidated statements of income. These revisions had no impact on the consolidated balance sheets, consolidated statements of comprehensive income or consolidated statements of changes in stockholders’ equity included in these financial statements.

2.	Summary of Significant Accounting Policies

Fiscal Year:

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal years 2013, 2012 and 2011 each contained 52 weeks. WW.com’s fiscal year ends on December 31st of each year. This difference in fiscal years does not have a material effect on the consolidated financial statements.

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

In fiscal 2013, the Company commenced the shutdown of its China operations and, as a result, recorded an impairment charge of $1,607 related to property, plant and equipment ($372) and amortizable intangible assets ($1,235). The Company also recorded an impairment charge of $2,653 in fiscal 2013 related to internal-use computer software that was not expected to provide substantive service potential.

Franchise Rights Acquired, Goodwill and Other Intangible Assets:

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years. The Company reviews goodwill and other indefinite-lived intangible assets, including franchise rights acquired, for potential impairment on at least an annual basis or more often if events so require. The Company performed fair value impairment testing as of the end of fiscal 2013 and fiscal 2012 on its goodwill and other indefinite-lived intangible assets.

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units aside from WW.com, for which the reporting unit has been aggregated into one unit. The values of goodwill for the WWI reporting units in the United States, Canada and other countries at December 28, 2013 were $32,668, $5,124 and $3,677, respectively, totaling $41,469. The value of goodwill for the WW.com reporting unit at December 28, 2013 was $37,825.

In performing the impairment analysis for franchise rights acquired, the fair value for the Company’s franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach. The estimated fair value is then compared to the carrying value of the unit of accounting for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing annual impairment to be the country in which the acquisitions have occurred. The values of these franchise rights in the United States, Canada, United Kingdom, Australia/New Zealand and other countries at December 28, 2013 were $697,334, $110,346, $14,401, $13,740 and $1,014, respectively, totaling $836,835.

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

In performing the impairment analysis for the fiscal year ended December 28, 2013, the Company determined that, based on the fair values calculated, the carrying amounts of the franchise rights acquired related to its Mexico and Hong Kong operations exceeded their respective fair values as of the end of fiscal 2013 and

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

recorded impairment charges of $935 and $231, respectively, for such rights. The Company determined that the carrying amounts of the remainder of these assets did not exceed their respective fair values, and therefore, no other impairment existed.

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

Advertising Costs:

Advertising costs consist primarily of television and digital media. All costs related to advertising are expensed in the period incurred, except for media production related costs, which are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 were $274,160, $334,422 and $283,674, respectively.

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

The Company recognizes a benefit for uncertain tax positions when a tax position taken or expected to be taken in a tax return is more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes on its consolidated statements of income.

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

Deferred Financing Costs:

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. During the fiscal year ended December 28, 2013, the Company incurred fees of $44,817 associated with the refinancing of the WWI Credit Facility (as defined in Note 6). The Company wrote-off fees in connection with this refinancing which resulted in the Company recording a charge of $21,685 in early extinguishment of debt. During the fiscal year ended December 29, 2012, the Company

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

incurred deferred financing costs of $26,248 associated with the Tender Offer (as defined in Note 7). The Company wrote-off fees in connection with the Tender Offer which resulted in the Company recording a charge of $1,328 in early extinguishment of debt. During the fiscal year ended January 1, 2011, the Company incurred deferred financing costs of $11,483 associated with the refinancing of the Company’s then existing credit facilities. Such costs are being amortized using the straight-line method over the term of the related debt. Amortization expense for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $7,672, $7,070 and $4,825, respectively.

Accumulated Other Comprehensive Income:

The Company’s accumulated other comprehensive income includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations. At December 28, 2013 and December 29, 2012, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was $(4,603) and $(6,602), respectively. At December 28, 2013 and December 29, 2012, the cumulative balance of the effects of foreign currency translations, net of taxes, was $13,120 and $19,461, respectively.

Reclassification:

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Acquisitions of Franchisees and Minority Equity Interest in China Joint Venture

Acquisitions of Franchisees

The acquisitions of franchisees have been accounted for under the purchase method of accounting and, accordingly, earnings of acquired franchisees have been included in the consolidated operating results of the Company since the applicable date of acquisition. During fiscal 2013 and fiscal 2012, the Company acquired certain assets of its franchisees as outlined below. There were no key franchise acquisitions in fiscal 2011.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On July 15, 2013, the Company acquired substantially all of the assets of its West Virginia franchisee, Weight Watchers of West Virginia, Inc., for a net purchase price of $16,028 less assumed assets, plus assumed liabilities, net of $28. The total purchase price has been allocated to franchise rights acquired ($10,131), goodwill ($5,212), customer relationship value ($448) and fixed assets ($209).

On July 22, 2013, the Company acquired substantially all of the assets of its Columbus, Ohio franchisee, Weight Watchers of Columbus, Inc., for a net purchase price of $23,357 plus assumed liabilities of $143 and its Reno, Nevada franchisee, Weight Watchers of Northern Nevada, Inc., for a net purchase price of $3,969 plus assumed liabilities of $31. The aggregate total purchase price has been allocated to franchise rights acquired ($19,643), goodwill ($7,220), customer relationship value ($494), fixed assets ($116) and inventory ($27).

On October 28, 2013, the Company acquired substantially all of the assets of its Manitoba, Canada franchisee, Weight Watchers of Manitoba Ltd., for a net purchase price of $5,197 plus assumed liabilities of $28 and its Franklin and St. Lawrence Counties, New York franchisee, Weight Watchers of Franklin and St. Lawrence Counties Inc., for a net purchase price of $274 plus assumed liabilities of $1. The total purchase price of the Manitoba, Canada franchisee has been preliminarily allocated to franchise rights acquired ($4,525), goodwill ($449), customer relationship value ($249), inventory ($1) and prepaid expenses ($1). The total purchase price of the Franklin and St. Lawrence Counties, New York franchisee has been preliminarily allocated to franchise rights acquired ($238), goodwill ($23), customer relationship value ($13) and prepaid expenses ($1).

The weighted-average amortization period of the customer relationships acquired in the above acquisitions was approximately 15 weeks. Due to the short-term nature of this asset, its estimated fair value has been recorded as a component of prepaid expenses and other current assets. The acquisitions resulted in goodwill related to, among other things, expected synergies in operations. The goodwill recorded in connection with these acquisitions represents the intangible assets that did not qualify for separate recognition in the financial statements. The Company expects that $16,953 of the total $17,530 of goodwill recorded in connection with the above acquisitions will be deductible for tax purposes. The effect of these franchise acquisitions was not material to the Company’s consolidated financial position, results of operations, or operating cash flows in the periods presented.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On December 12, 2013, the Company made a strategic decision to shut down its China operations. As a result of this decision, the Company incurred a charge of $2,500 related to severance and the impairment of property, plant and equipment and amortizable intangible assets.

4.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

The Company performed its annual impairment review of goodwill and other indefinite-lived intangible assets as of December 28, 2013 and December 29, 2012. As a result of this review, the Company recorded a $1,166 franchise rights acquired impairment charge related to its Mexico and Hong Kong operations in fiscal 2013 and determined that no impairment existed in fiscal 2012. Franchise rights acquired are due to acquisitions of the Company’s franchised territories. The franchise rights acquired allocated to the WW.com reporting segment relate to the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the year ended December 28, 2013, the change in the carrying value of franchise rights acquired is due to the Company’s acquisitions of certain of its franchisees during fiscal 2013, as described in Note 3, the impairment charge noted above and the effect of exchange rate changes as follows:

	WWI Segment	WW.com Segment	Total
Balance as of December 29, 2012	$774,514	$9,181	$783,695
Franchise rights acquired during the year	34,501	30,669	65,170
Impairment charge	(1,166)	0	(1,166)
Effect of exchange rate changes	(9,703)	(1,161)	(10,864)

Balance as of December 28, 2013	$798,146	$38,689	$836,835

Goodwill is due to the acquisition of the Company by H.J. Heinz Company (“Heinz”) in 1978, the acquisition of WW.com in 2005 and the acquisitions of the Company’s franchised territories. For the year ended December 28, 2013, the change in the carrying amount of goodwill is due to the Company’s acquisitions of certain of its franchisees during fiscal 2013, as described in Note 3, and the effect of exchange rate changes as follows:

	WWI Segment	WW.com Segment	Total
Balance as of December 29, 2012	$32,033	$30,693	$62,726
Goodwill acquired during the year	9,998	7,532	17,530
Effect of exchange rate changes	(562)	(400)	(962)

Balance as of December 28, 2013	$41,469	$37,825	$79,294

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $24,562, $17,796, and $16,545 for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The carrying amount of finite-lived intangible assets as of December 28, 2013 and December 29, 2012 was as follows:

	December 28, 2013		December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$85,095	$62,418	$86,857	$54,134
Trademarks	10,691	9,955	10,342	9,615
Website development costs	69,660	48,060	57,042	38,357
Other	7,021	6,737	7,034	6,689

	$172,467	$127,170	$161,275	$108,795

As described in Note 2, in fiscal 2013, the Company recorded an impairment charge of $1,235 for amortizable intangible assets related to the shutdown of its China operations and an impairment charge of $2,653 related to internal-use computer software that was not expected to provide substantive service potential.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

2014	$20,841
2015	$14,997
2016	$7,593
2017	$1,765
2018 and thereafter	$101

5.	Property and Equipment

The components of property and equipment were:

	December 28, 2013	December 29, 2012
Equipment	$123,210	$113,301
Leasehold improvements	77,771	70,229

	200,981	183,530
Less: Accumulated depreciation and amortization	(113,929)	(111,762)

	$87,052	$71,768

As described in Note 2, in fiscal 2013, the Company commenced the shutdown of its China operations and, as a result, recorded an impairment charge of $372 related to property, plant and equipment.

Depreciation and amortization expense of property and equipment for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $20,342, $18,844 and $14,450, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	December 28, 2013		December 29, 2012
	Balance	Effective Rate	Balance	Effective Rate
Revolving Facility due April 2, 2018	$0	0.00%	$0	0.00%
Tranche B-1 Term Facility due April 2, 2016	298,500	2.97%	0	0.00%
Tranche B-2 Term Facility due April 2, 2020	2,089,500	3.75%	0	0.00%
Revolver A-1 due June 30, 2014	0	0.00%	6,374	3.12%
Revolver A-2 due March 15, 2017	0	0.00%	23,626	2.56%
Term A-1 Loan due January 26, 2013	0	0.00%	38,226	1.53%
Term B Loan due January 26, 2014	0	0.00%	129,445	1.90%
Term C Loan due June 30, 2015	0	0.00%	113,808	2.72%
Term D Loan due June 30, 2016	0	0.00%	118,217	2.77%
Term E Loan due March 15, 2017	0	0.00%	1,154,651	2.53%
Term F Loan due March 15, 2019	0	0.00%	822,017	3.92%

Total Debt	2,388,000	3.49%	2,406,364	2.91%
Less Current Portion	30,000		114,695

Total Long-Term Debt	$2,358,000		$2,291,669

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

On April 2, 2013, the Company refinanced its credit facilities pursuant to a Credit Agreement (the “New Credit Agreement”) among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, The Bank of Nova Scotia, as revolving agent, swingline lender and an issuing bank, and the other parties thereto. The New Credit Agreement provides for (a) a revolving credit facility (including swing line loans and letters of credit) in an initial aggregate principal amount of $250,000 that will mature on April 2, 2018 (the “Revolving Facility”), (b) an initial term B-1 loan credit facility in an aggregate principal amount of $300,000 that will mature on April 2, 2016 (the “Tranche B-1 Term Facility”) and (c) an initial term B-2 loan credit facility in an aggregate principal amount of $2,100,000 that will mature on April 2, 2020 (the “Tranche B-2 Term Facility”, and together with the Tranche B-1 Term Facility, the “Term Facilities”; the Term Facilities and Revolving Facility collectively, the “WWI Credit Facility”). In connection with this refinancing, the Company used the proceeds from borrowings under the Term Facilities to pay off a total of $2,399,904 of outstanding loans, consisting of $128,759 of Term B Loans, $110,602 of Term C Loans, $117,612 of Term D Loans, $1,125,044 of Term E Loans, $817,887 of Term F Loans, $21,247 of loans under the Revolver A-1 and $78,753 of loans under the Revolver A-2. Following the refinancing of a total of $2,399,904 of loans, at April 2, 2013, the Company had $2,400,000 debt outstanding under the Term Facilities and $248,848 of availability under the Revolving Facility. The Company incurred fees of $44,817 during the second quarter of fiscal 2013 in connection with this refinancing. In the second quarter of fiscal 2013, the Company wrote-off fees associated with this refinancing which resulted in the Company recording a charge of $21,685 in early extinguishment of debt.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

At December 28, 2013, the Company had $2,388,000 outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under the Revolving Facility. In addition, at December 28, 2013, the Revolving Facility had $1,554 in issued but undrawn letters of credit outstanding thereunder and $248,446 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) will be used for working capital and general corporate purposes.

Borrowings under the New Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. The applicable margin relating to both of the Term Facilities will increase by 25 basis points in the event that the Company receives a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s. The applicable margin relating to the Revolving Facility will fluctuate depending upon the Company’s Consolidated Leverage Ratio (as defined in the New Credit Agreement). At December 28, 2013, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 2.75% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At the Company’s Consolidated Leverage Ratio as of December 28, 2013, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.25% or base rate plus an applicable margin of 1.25%. On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon the Company’s Consolidated Leverage Ratio. At the Company’s Consolidated Leverage Ratio as of December 28, 2013, the commitment fee was 0.40% per annum. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

The New Credit Agreement contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The Revolving Facility requires the Company to not exceed a specified Consolidated Leverage Ratio, but only if borrowings under the Revolving Facility exceed 20.0% of revolving commitments as of the end of such fiscal quarter. As of December 28, 2013, borrowings in excess of $50,000 would require us to not exceed such ratio. As of December 28, 2013, there were no borrowings under our Revolving Facility and total letters of credit issued were $1,554. The Term Facilities do not require the Company to maintain any financial ratios. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all of the Company’s assets secure the WWI Credit Facility.

At December 28, 2013 and December 29, 2012, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The average interest rate on the Company’s debt, exclusive of the impact of swaps, was approximately 3.65% and 2.99% per annum at December 28, 2013 and December 29, 2012, respectively. The average interest rate on our debt, including the impact of swaps, was approximately 4.08% and 3.50% per annum at December 28, 2013 and December 29, 2012, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Maturities

At December 28, 2013, the aggregate amounts of the Company’s existing long-term debt maturing in each of the next five fiscal years and thereafter are as follows:

2014	$30,000
2015	24,000
2016	307,500
2017	21,000
2018	21,000
Thereafter	1,984,500

$2,388,000

7.	Treasury Stock

On February 23, 2012, the Company commenced a “modified Dutch auction” tender offer for up to $720,000 in value of its common stock at a purchase price not less than $72.00 and not greater than $83.00 per share (the “Tender Offer”). Prior to the Tender Offer, on February 14, 2012, the Company entered into an agreement (the “Purchase Agreement”) with Artal Holdings Sp. z o.o., Succursale de Luxembourg (“Artal Holdings”) (the then-current record holder of all of the Company’s shares owned by Artal Group, S.A. and its affiliates) whereby Artal Holdings agreed to sell to the Company, at the same price as was determined in the Tender Offer, such number of its shares of the Company’s common stock that, upon the closing of this purchase after the completion of the Tender Offer, Artal Holdings’ percentage ownership in the outstanding shares of the Company’s common stock would be substantially equal to its level prior to the Tender Offer. Artal Holdings also agreed not to participate in the Tender Offer so that it would not affect the determination of the purchase price of the shares in the Tender Offer.

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

During the fiscal years ended December 28, 2013 and December 29, 2012, the Company purchased no shares of its common stock in the open market under the repurchase program. During the fiscal year ended December 31, 2011, the Company purchased 814 shares of its common stock in the open market under the repurchase program for a total cost of $31,550. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement was not made pursuant to the Company’s existing repurchase program.

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

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended:

	December 28, 2013	December 29, 2012	December 31, 2011
Numerator:
Net income attributable to Weight Watchers International, Inc.	$204,725	$257,426	$304,867

Denominator:
Weighted average shares of common stock outstanding	56,144	60,294	73,344
Effect of dilutive common stock equivalents	250	629	787

Weighted average diluted common shares outstanding	56,394	60,923	74,131

EPS attributable to Weight Watchers International, Inc.
Basic	$3.65	$4.27	$4.16

Diluted	$3.63	$4.23	$4.11

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 1,285, 536 and 188 for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

9.	Stock Plans

Incentive Compensation Plans

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

Under the Stock Plans, the Company also grants fully-vested shares of its common stock to certain members of its Board of Directors. While these shares are fully vested, beginning with stock grants made in the fourth quarter of 2006, the directors are restricted from selling these shares while they are still serving on the Company’s Board of Directors. During the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, the Company granted 14, 13, and 13 fully-vested shares, respectively, and recognized compensation expense of $524, $707 and $772, respectively.

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for these plans was $4,255, $8,845 and $9,067 for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. Such amounts have been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $1,174, $2,742 and $2,895 for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. The tax benefits realized from options exercised and RSUs vested totaled $4,217, $5,847 and $11,309 for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. No compensation costs were capitalized. As of December 28, 2013, there was $24,881 of total unrecognized compensation cost related to stock options and RSUs granted under the Stock Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

While the Stock Plans permit various types of awards, other than the aforementioned shares issued to directors, grants under the plans have historically been either non-qualified stock options or RSUs. In fiscal 2013, the Company also granted special performance-based stock option awards. The following describes some further details of these awards.

Stock Option Awards

Option Awards with Time Vesting Criteria

Pursuant to the option components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received stock options with time vesting criteria (“Time Vesting Options”). The options are exercisable based on the terms outlined in the agreements. Time Vesting Options outstanding at December 28, 2013 vest over a period of three to five years and the expiration term is ten years. Time Vesting Options outstanding at December 28, 2013 have an exercise price between $19.74 and $79.55 per share.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The fair value of each of these option awards is estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. Since the Company’s option exercise history is limited, it has estimated the expected term of these option grants to be the midpoint between the vesting period and the contractual term of each award. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the Time Vesting Options. The dividend yield is based on our historic average dividend yield. For Time Vesting Options granted in the fourth quarter of fiscal 2013, the dividend yield is zero because there is no longer a dividend.

	December 28, 2013	December 29, 2012	December 31, 2011
Dividend yield	0.8%	1.6%	1.8%
Volatility	36.5%	35.5%	33.6%
Risk-free interest rate	1.3% - 2.2%	1.0% - 1.4%	1.5% - 2.8%
Expected term (years)	6.5	6.5	6.5

Option Awards with Time and Performance Vesting Criteria

Pursuant to the option components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received stock options with both time and performance vesting criteria (“T&P Vesting Options”). The options are exercisable based on the terms outlined in the agreements. During the fourth quarter of fiscal 2013, the Company granted 686,549 T&P Vesting Options to certain employees that will vest based on the achievement of both time and performance vesting criteria. The time-vesting criteria will be 100% satisfied on the third anniversary of the date of the grant and the performance criteria is contingent upon meeting or exceeding certain stock price hurdles. With respect to the performance-vesting criteria, the stock options will fully vest in 20% increments upon the first date that the average closing stock price for the 20 consecutive preceding trading days is equal to or greater than specified stock price hurdles. The fair value of the T&P Vesting Options was estimated on the date of grant and was based on the likelihood of the Company achieving the performance conditions. The Company estimated the fair value of the T&P Vesting Options to be $8.46. The Company estimated this fair value using a Monte Carlo simulation that used various assumptions that included expected volatility of 36.48%, a risk free rate of 1.55% and an expected term of 3.0 years. Expected volatility was based on the historical volatility of the Company’s stock. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the performance measurement period. The expected term represents the period from the grant date to the end of the five year performance period. Compensation expense on T&P Vesting Options is recognized ratably over the three year required service period as this period is longer than the derived service period calculated by the Monte Carlo simulation.

A summary of all option activity under the Stock Plans for the year ended December 28, 2013 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at December 29, 2012	2,239	$42.75
Granted	1,551	$36.35
Exercised	(620)	$26.09
Canceled	(957)	$51.62

Outstanding at December 28, 2013	2,213	$39.09	7.2	$2,372

Exercisable at December 28, 2013	362	$32.03	5.5	$2,166

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The weighted-average grant-date fair value of all options granted was $11.37, $16.60 and $20.44 for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. The total intrinsic value of Time Vesting Options exercised was $9,858, $12,734 and $27,808 for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

Cash received from Time Vesting Options exercised during the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $16,187, $12,688 and $42,040, respectively.

Restricted Stock Units

Pursuant to the restricted stock components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received RSUs. The RSUs are exercisable based on the terms outlined in the agreements. The RSUs vest over a period of three to five years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of RSU activity under the Stock Plans for the year ended December 28, 2013 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 29, 2012	246	$50.67
Granted	155	$38.40
Vested	(63)	$27.08
Forfeited	(85)	$56.23

Outstanding at December 28, 2013	253	$47.11

The weighted-average grant-date fair value of RSUs granted was $38.40, $55.54 and $64.32 for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively. The total fair value of RSUs vested during the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $1,705, $5,536 and $3,657, respectively.

10.	Income Taxes

The following tables summarize the Company’s consolidated provision for US federal, state and foreign taxes on income:

	December 28, 2013	December 29, 2012	December 31, 2011
Current:
US federal	$60,556	$99,437	$121,860
State	9,583	12,719	18,298
Foreign	25,121	20,614	13,299

	$95,260	$132,770	$153,457

Deferred:
US federal	$31,801	$23,002	$23,410
State	3,634	2,629	2,675
Foreign	(55)	1,134	(794)

	$35,380	$26,765	$25,291

Total tax provision	$130,640	$159,535	$178,748

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The components of the Company’s consolidated income before income taxes consist of the following:

	December 28, 2013	December 29, 2012	December 31, 2011
Domestic	$255,183	$337,321	$400,310
Foreign	80,182	79,640	82,782

	$335,365	$416,961	$483,092

The difference between the US federal statutory tax rate and the Company’s consolidated effective tax rate are as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
US federal statutory rate	35.0%	35.0%	35.0%
Federal and state tax reserve provision	(0.1)	0.2	(0.6)
States income taxes (net of federal benefit)	2.7	2.6	3.0
Foreign taxes	0.3	(0.3)	(0.4)
Increase in valuation allowance	0.9	0.7	0.5
Loss on closure of Finland	0.0	0.0	(0.8)
Other	0.2	0.1	0.3

Effective tax rate	39.0%	38.3%	37.0%

The deferred tax assets and liabilities recorded on the Company’s consolidated balance sheets are as follows:

	December 28, 2013	December 29, 2012
Provision for estimated expenses	$8,593	$8,561
Operating loss carryforwards	40,587	34,714
Salaries and wages	6,238	4,522
Share-based compensation	4,705	6,958
Other	6,562	6,336
Less: valuation allowance	(36,372)	(31,015)

Total deferred tax assets	$30,313	$30,076

Depreciation	$(6,381)	$(2,844)
Other comprehensive income	(5,446)	(8,180)
Other	(1,046)	0
Amortization	(157,047)	(126,726)

Total deferred tax liabilities	$(169,920)	$(137,750)

Net deferred tax liabilities	$(139,607)	$(107,674)

Certain foreign operations of the Company have generated net operating loss carryforwards. If it has been determined that it is more likely than not that the deferred tax assets associated with these net operating loss carryforwards will not be utilized, a valuation allowance has been recorded. As of December 28, 2013 and December 29, 2012, various foreign subsidiaries had net operating loss carryforwards of approximately $148,107 and $126,219, respectively, most of which can be carried forward indefinitely.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
Balance at beginning of year	$5,319	$5,040	$15,794
Additions based on tax positions related to the current year	1,428	1,647	1,537
Additions based on tax positions of prior years	0	0	0
Reductions for tax positions of prior years	(963)	(1,219)	(11,901)
Settlements	0	(149)	(390)

Balance at end of year	$5,784	$5,319	$5,040

At December 28, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $4,824. As of December 28, 2013, given the nature of the Company’s uncertain tax positions, it is reasonably possible that there will not be a significant change in the Company’s uncertain tax benefits within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $2,217 and $3,405 of accrued interest and penalties at December 28, 2013 and December 29, 2012, respectively. The Company recognized $(1,188), $823 and $(256) in interest and penalties during the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. At December 28, 2013, with few exceptions, the Company was no longer subject to US federal, state or local income tax examinations by tax authorities for years prior to 2010, or non-US income tax examinations by tax authorities for years prior to 2004.

11.	Employee Benefit Plans

The Company sponsors the Second Amended and Restated Weight Watchers Savings Plan (the “Savings Plan”) for salaried and certain hourly US employees of the Company. The Savings Plan is a defined contribution plan that provides for employer matching contributions of 100% of the employee’s tax deferred contributions up to 3% of an employee’s eligible compensation. Expense related to these contributions for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $2,888, $2,730 and $2,466, respectively.

During fiscal 2011, the Company received a favorable determination letter from the IRS that qualifies the Savings Plan under Section 401(a) of the Internal Revenue Code.

Pursuant to the Savings Plan, the Company also makes profit sharing contributions for all full-time salaried US employees who are eligible to participate in the Savings Plan (except for certain management personnel). The profit sharing contribution is a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Savings Plan also has a discretionary supplemental profit sharing employer contribution component that is determined annually by the Compensation and Benefits Committee of the Company’s Board of Directors. Expense related to these contributions for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $1,658, $2,779 and $3,704, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

For certain US management personnel, the Company sponsors the Second Amended and Restated Weight Watchers Executive Profit Sharing Plan (“EPSP”). Under the IRS definition, the EPSP is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the Company made on the employees’ behalf instead of an individual account with a cash balance. The EPSP provides for a guaranteed employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The EPSP has a discretionary supplemental employer contribution component that is determined annually by the Compensation and Benefits Committee of the Company’s Board of Directors. The account is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense related to this commitment for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $2,651, $2,954 and $2,369, respectively.

12.	Cash Flow Information

	December 28, 2013	December 29, 2012	December 31, 2011
Net cash paid during the year for:

Interest expense	$88,860	$68,808	$52,591
Income taxes	$87,071	$133,131	$144,925

Noncash investing and financing activities were as follows:

Fair value of net assets/(liabilities) acquired in connection with acquisitions	$175	$0	$0

Dividends declared but not yet paid at year-end	$177	$289	$13,145

13.	Commitments and Contingencies

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

In September 2007, the Company appealed to the UK First Tier Tribunal (Tax Chamber) (formerly known as the UK VAT and Duties Tribunal and hereinafter referred to as the “First Tier Tribunal”) against HMRC’s notices as to these classifications and against any amount of PAYE and NIC liability claimed to be owed by the Company. In February 2010, the First Tier Tribunal issued a ruling that the Company’s UK leaders should have been classified as employees for UK tax purposes and, as such, the Company should have withheld tax from its leaders pursuant to the PAYE and NIC collection rules for the period from April 2001 to April 2007 with respect to services performed by the leaders for the Company. The Company appealed the First Tier Tribunal’s adverse ruling to the UK Upper Tribunal (Tax and Chancery Chamber) (the “Upper Tribunal”), and in October 2011, the Upper Tribunal issued a ruling dismissing the Company’s appeal. In January 2012, the Company sought permission from the UK Court of Appeal to appeal the Upper Tribunal’s ruling, which the UK Court of Appeal refused in March 2012. In March 2012, the Company applied to the UK Court of Appeal for an oral hearing to seek permission to appeal to the UK Court of Appeal against the Upper Tribunal’s ruling. At the hearing in June 2012, the UK Court of Appeal granted the Company permission to appeal. A hearing date for the appeal was set for January 2013.

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

Lease Commitments

Minimum rental commitments under non-cancelable operating leases, primarily for office and rental facilities, at December 28, 2013, consist of the following:

2014	$41,095
2015	36,642
2016	30,704
2017	22,076
2018	16,898
2019 and thereafter	118,001

Total	$265,416

Total rent expense charged to operations under these leases for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $46,300, $40,485 and $36,572, respectively.

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

Information about the Company’s reportable operating segments is as follows:

	Year Ended December 28, 2013
	WWI	WW.com	Intercompany Eliminations	Consolidated
Total revenue	$1,197,375	$526,748	$0	$1,724,123

Depreciation and amortization	$41,468	$11,108	$0	$52,576

Operating income	$154,745	$306,012	$0	$460,757

Interest expense				103,108
Other expense, net				599
Early extinguishment of debt				21,685
Provision for taxes				130,640

Net income				$204,725

Total assets	$1,733,464	$776,515	$(1,101,048)	$1,408,931

	Year Ended December 29, 2012
	WWI	WW.com	Intercompany Eliminations	Consolidated
Total revenue	$1,331,916	$507,516	$0	$1,839,432

Depreciation and amortization	$34,073	$9,637	$0	$43,710

Operating income	$250,335	$260,470	$0	$510,805

Interest expense				90,537
Other expense, net				1,979
Early extinguishment of debt				1,328
Provision for taxes				159,535

Net income				$257,426

Total assets	$1,539,434	$567,478	$(888,305)	$1,218,607

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year Ended December 31, 2011
	WWI	WW.com	Intercompany Eliminations	Consolidated
Total revenue	$1,428,690	$403,804	$0	$1,832,494

Depreciation and amortization	$25,744	$10,076	$0	$35,820

Operating income	$339,963	$206,365	$0	$546,328

Interest expense				59,850
Other income, net				3,386
Provision for taxes				178,748

Net income				$304,344

Total assets	$1,413,109	$392,381	$(683,862)	$1,121,628

The following table presents information about the Company’s sources of revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of US export sales.

	Revenues for the Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
NACO meeting fees	$595,097	$653,396	$686,758
International Company-owned meeting fees	256,529	281,537	303,538
Product sales	245,319	294,758	334,303
Franchise royalties	9,035	12,732	14,461
Internet revenues	522,226	504,338	399,495
Other	95,917	92,671	93,939

	$1,724,123	$1,839,432	$1,832,494

	Revenues for the Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
North America	$1,181,696	$1,283,232	$1,266,005
United Kingdom	172,783	204,506	227,238
Continental Europe	299,403	270,701	247,003
Australia, New Zealand and other	70,241	80,993	92,248

	$1,724,123	$1,839,432	$1,832,494

	Long-Lived Assets
	December 28, 2013	December 29, 2012	December 31, 2011
North America	$82,518	$65,708	$35,196
United Kingdom	1,192	1,645	1,508
Continental Europe	2,083	2,431	2,208
Australia, New Zealand and other	1,259	1,984	2,160

	$87,052	$71,768	$41,072

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Effective the first day of fiscal 2014 (i.e. December 29, 2013), the Company realigned its organizational structure to better leverage its significant assets and align its innovation efforts, which resulted in new reporting segments (North America, United Kingdom, Continental Europe, and Rest of World) for the purpose of making operational and resource decisions and assessing financial performance. The segment information presented in these financial statements does not reflect this change as the change was not effected internally until the Company’s first quarter of fiscal 2014. The Company will begin reporting segment information based on these new segments in its Quarterly Report on Form 10-Q for the first quarter of fiscal 2014.

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of December 28, 2013, and December 29, 2012, the fair value of the Company’s long-term debt was approximately $2,169,908 and $2,410,724, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 16 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at December 28, 2013	$7,578	$0	$7,578	$0
Interest rate swap liability at December 29, 2012	$13,871	$0	$13,871	$0

The Company did not have any transfers into or out of Levels 1 and 2, and did not maintain any assets or liabilities classified as Level 3, during the fiscal years ended December 28, 2013 and December 29, 2012.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.	Derivative Instruments and Hedging

As of December 28, 2013 and December 29, 2012, the Company had in effect an interest rate swap with a notional amount totaling $466,250 and $583,250, respectively. In January 2009, the Company entered into this forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. During the term of this forward-starting interest rate swap, the notional amount fluctuated, but was no higher than the amount outstanding as of the end of fiscal 2013. The initial notional amount was $425,000 and the highest notional amount was $755,000. Effective April 2, 2013, due to the Company’s debt refinancing, the Company ceased the application of hedge accounting for this swap. Accordingly, changes in the fair value of this swap have been recorded in earnings subsequent to April 2, 2013 and were immaterial for the fiscal year ended December 28, 2013.

On July 26, 2013, in order to hedge an additional portion of its variable rate debt, the Company entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap is $1,500,000. During the term of this swap, the notional amount will decrease from $1,500,000 effective March 31, 2014 to $1,250,000 on April 3, 2017 with a further reduction to $1,000,000 on April 1, 2019. This interest rate swap effectively fixes the variable interest rate on the notional amount of this swap at 2.38%. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive income (loss).

As of December 28, 2013 and December 29, 2012, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amounts of $4,603 ($7,546 before taxes) and $6,602 ($10,824 before taxes), respectively.

The Company is hedging forecasted transactions for periods not exceeding the next seven years. The Company expects approximately $12,017 ($19,700 before taxes) of derivative losses included in accumulated other comprehensive income (loss) at December 28, 2013, based on current market rates, will be reclassified into earnings within the next 12 months.

17.	Accumulated Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income are as follows:

Changes in Accumulated Other Comprehensive Income by Component(a)

	Fiscal year ended December 28, 2013
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
Beginning Balance at December 29, 2012	$(6,602)	$19,461	$12,859

Other comprehensive loss before reclassifications, net of tax	(4,124)	(6,341)	(10,465)
Amounts reclassified from accumulated other comprehensive income, net of tax(b)	6,123	0	6,123

Net current period other comprehensive income (loss)	1,999	(6,341)	(4,342)

Ending Balance at December 28, 2013	$(4,603)	$13,120	$8,517

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Income(a)

Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Other Comprehensive Income Components	Fiscal Year Ended December 28, 2013	Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(10,037)	Interest expense

	(10,037)	Income before income taxes
	3,914	Provision for income taxes

	$(6,123)	Net income

(a)	Amounts in parentheses indicate debits to profit / loss

18.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations for the fiscal years ended December 28, 2013 and December 29, 2012.

	For the Fiscal Quarters Ended
	March 30, 2013	June 29, 2013	September 28, 2013	December 28, 2013
Fiscal year ended December 28, 2013
Revenues, net	$490,790	$470,888	$396,334	$366,111
Gross profit	283,637	283,715	231,980	201,780
Operating income	103,119	153,976	124,520	79,142
Net income	48,753	64,916	60,258	30,798
Basic EPS	$0.87	$1.16	$1.07	$0.55
Diluted EPS	$0.87	$1.15	$1.07	$0.54

	For the Fiscal Quarters Ended
	March 31, 2012	June 30, 2012	September 29, 2012	December 29, 2012
Fiscal year ended December 29, 2012
Revenues, net	$506,786	$488,610	$432,903	$411,133
Gross profit	291,171	297,032	257,651	247,964
Operating income	102,774	153,508	131,984	122,539
Net income	54,605	77,462	67,364	57,995
Basic EPS	$0.74	$1.37	$1.21	$1.04
Diluted EPS	$0.74	$1.36	$1.20	$1.03

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

In the second quarter of fiscal 2013, net income and EPS were impacted by a $21,685 ($13,336 after tax), or $0.24 per fully diluted share, early extinguishment of debt charge resulting from the write-off of fees associated with the Company’s April 2013 debt refinancing. In the first quarter of fiscal 2012, the Company

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

wrote-off $1,328 of fees in connection with the March 2012 refinancing of its debt that the Company recorded as an early extinguishment of debt charge.

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

As discussed in further detail in Note 1, the classification of certain brand marketing funds received from licensees has been revised to reflect them as revenue as opposed to being recorded as an offset to expense, increasing revenues and gross profit the first nine months of fiscal 2013 and all four quarters of fiscal 2012.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
FISCAL YEAR ENDED DECEMBER 28, 2013
Allowance for doubtful accounts	$3,447	$596	$0	$(566)	$3,477
Inventory and other reserves	$6,942	$9,580	$0	$(10,663)	$5,859
Tax valuation allowance	$31,015	$3,821	$2,429	$(893)	$36,372

FISCAL YEAR ENDED DECEMBER 29, 2012
Allowance for doubtful accounts	$5,315	$(1,067)	$26	$(827)	$3,447
Inventory and other reserves	$7,397	$10,491	$0	$(10,946)	$6,942
Tax valuation allowance	$25,781	$3,387	$2,322	$(475)	$31,015

FISCAL YEAR ENDED DECEMBER 31, 2011
Allowance for doubtful accounts	$5,191	$1,441	$0	$(1,317)	$5,315
Inventory and other reserves	$3,948	$13,203	$0	$(9,754)	$7,397
Tax valuation allowance	$24,989	$2,512	$970	$(2,690)	$25,781

(1)	Primarily represents the utilization of established reserves, net of recoveries, where applicable.

S-1

EXHIBIT INDEX

Exhibit Number	Description
**3.1	Amended and Restated Articles of Incorporation of Weight Watchers International, Inc. (filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A as filed on January 6, 2012 (File No. 001-16769), and incorporated herein by reference).

**3.2	Articles of Amendment to the Articles of Incorporation, as Amended and Restated, of Weight Watchers International, Inc. to Create a New Series of Preferred Stock Designated as Series B Junior Participating Preferred Stock, adopted as of November 14, 2001 (filed as Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A, as filed on January 6, 2012 (File No. 001-16769), and incorporated herein by reference).

**3.3	Amended and Restated Bylaws of Weight Watchers International, Inc., as of November 14, 2013 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed on November 18, 2013 (File No. 001-16769), and incorporated herein by reference).

**4.1	Specimen of stock certificate representing Weight Watchers International, Inc.’s common stock, no par value (filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A, as filed on January 6, 2012 (File No. 001-16769), and incorporated herein by reference).

**10.1	License Agreement, dated as of September 29, 1999, between WW Foods, LLC and Weight Watchers International, Inc. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, as filed on December 2, 1999 (File No. 333-92005), and incorporated herein by reference).

**10.2	LLC Agreement, dated as of September 29, 1999, between H.J. Heinz Company and Weight Watchers International, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, as filed on December 2, 1999 (File No. 333-92005), and incorporated herein by reference).

**10.3	Operating Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, as filed on December 2, 1999 (File No. 333-92005), and incorporated herein by reference).

†**10.4	1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2000, as filed on July 28, 2000 (File No. 000-03389), and incorporated herein by reference).

†**10.5	Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2004 (File No. 001-16769), and incorporated herein by reference).

†**10.6	Amendment to Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, as filed on August 11, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.7	Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2008 (File No. 001-16769), and incorporated herein by reference).

**10.8	Corporate Agreement, dated as of November 5, 2001, between Weight Watchers International, Inc. and Artal Luxembourg S.A. (filed as Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, as filed on November 9, 2001 (File No. 333-69362), and incorporated herein by reference).

Exhibit Number	Description
**10.9	Amendment, dated as of July 1, 2005, to the Corporate Agreement, dated as of November 5, 2001, by and between Weight Watchers International, Inc. and Artal Luxembourg S.A. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, as filed on August 11, 2005 (File No. 001-16769), and incorporated herein by reference).

**10.10	Registration Rights Agreement, dated as of September 29, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and Artal Luxembourg S.A. (filed as Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed on October 29, 2001 (File No. 333-69362), and incorporated herein by reference).

†**10.11	Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and General Counsel) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, as filed on August 11, 2011 (File No. 001-16769), and incorporated herein by reference).

†**10.12	Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (certain executive officers) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, as filed on August 11, 2011 (File No. 001-16769), and incorporated herein by reference).

**10.13	Principal Stockholders Agreement among Weight Watchers International, Inc., WeightWatchers.com, Inc. and Artal Luxembourg S.A. dated as of June 13, 2005 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, as filed on August 11, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.14	Form of Term Sheet for Employee Stock Awards and Form of Terms and Conditions for Employee Stock Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries, the Weight Watchers International, Inc. 2004 Stock Incentive Plan and the Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed on February 27, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.15	Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards for the 1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries, the Weight Watchers International, Inc. 2004 Stock Incentive Plan and the Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed on February 27, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.16	Form of Directors Restricted Stock Agreement for Weight Watchers International, Inc. non-employee director restricted stock issued under the Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, as filed on November 9, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.17	Summary of Non-Employee Director Compensation (filed as Exhibit 10 to the Company’s Current Report on Form 8-K, as filed on July 18, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.18	Statement of Amendments to the 1999 Stock Purchase and Option Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
†**10.19	Statement of Amendments to the Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006 (File No. 001-16769), and incorporated herein by reference).

**10.20	Amendment to Agreements, dated as of October 1, 2002, by and between Weight Watchers International, Inc., WW Foods, LLC and H.J. Heinz Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009, as filed on November 12, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.21	Amendment to Operating Agreement, dated August 4, 2009, by and between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009, as filed on November 12, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.22	Stock Purchase Agreement, dated as of February 14, 2012, by and between Weight Watchers International, Inc. and Artal Holdings Sp. z o.o., Succursale de Luxembourg (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on February 16, 2012 (File No. 001-16769), and incorporated herein by reference).

**10.23	Amendment Agreement, dated as of March 15, 2012, among Weight Watchers International, Inc., the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A. and Credit Suisse Securities (USA) LLC, as syndication agents, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and The Bank of Nova Scotia, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as an issuer, and The Bank of Nova Scotia, as administrative agent for the lenders, as swing line lender and as an issuer, relating to the Seventh Amended and Restated Credit Agreement dated as of March 15, 2012, attached as Annex A thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, as filed on May 10, 2012 (File No. 001-16769), and incorporated herein by reference).

†**10.24	Second Amended and Restated Weight Watchers Executive Profit Sharing Plan, August 1, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012, as filed on November 8, 2012 (File No. 001-16769), and incorporated herein by reference).

†**10.25	Offer Letter, dated as of July 2, 2012, by and between Weight Watchers International, Inc. and Nicholas P. Hotchkin (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as filed on February 27, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.26	Offer Letter, dated as of November 8, 2011, by and between Weight Watchers International, Inc. and Bruce Rosengarten (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as filed on February 27, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.27	Letter Agreement, dated January 25, 2012, between Fortuity Pty Ltd. and Bruce Rosengarten (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as filed on February 27, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.28	Offer Letter, dated as of December 6, 2012, by and between Weight Watchers International, Inc. and James Chambers (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as filed on February 27, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.29	Letter Agreement, dated as of February 12, 2013, by and between Weight Watchers International, Inc. and Michael Basone (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as filed on February 27, 2013 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
**10.30	Credit Agreement, dated as of April 2, 2013, among Weight Watchers International, Inc., as the borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and an issuing bank, and The Bank of Nova Scotia, as the revolving agent, a swingline lender and an issuing bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013, as filed on May 9, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.31	Separation Agreement, dated as of July 30, 2013, by and between Weight Watchers International, Inc. and David Kirchhoff (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on August 1, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.32	Severance Amendment, dated as of July 30, 2013, by and between Weight Watchers International, Inc. and James Chambers (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on August 1, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.33	Letter Agreement, dated as of May 8, 2013, by and between Weight Watchers International, Inc. and Nicholas Hotchkin (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, as filed on August 8, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.34	Letter Agreement, dated as of May 8, 2013, by and between Weight Watchers International, Inc. and James Chambers (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, as filed on August 8, 2013 (File No. 001-16769), and incorporated herein by reference).

†*10.35	Form of Term Sheet for Employee Performance Stock Option Awards and Form of Terms and Conditions for Employee Performance Stock Option Awards for the Weight Watchers International, Inc. 2008 Stock Incentive Plan (for certain executive officers party to continuity agreements).

†*10.36	Form of Term Sheet for Employee Performance Stock Option Awards and Form of Terms and Conditions for Employee Performance Stock Option Awards for the Weight Watchers International, Inc. 2008 Stock Incentive Plan.

*21.1	Subsidiaries of Weight Watchers International, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by James Chambers, Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	XBRL Instance Document

*EX-101.SCH	XBRL Taxonomy Extension Schema

*EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

*EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

*EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: February 26, 2014	By:	/S/ JAMES CHAMBERS
James Chambers
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2014	By:	/S/ JAMES CHAMBERS
James Chambers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 26, 2014	By:	/S/ NICHOLAS P. HOTCHKIN
Nicholas P. Hotchkin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 26, 2014	By:	/S/ RAYMOND DEBBANE
Raymond Debbane
Director

Date: February 26, 2014	By:	/S/ STEVEN M. ALTSCHULER
Steven M. Altschuler
Director

Date: February 26, 2014	By:	/S/ PHILIPPE J. AMOUYAL
Philippe J. Amouyal
Director

Date: February 26, 2014	By:	/S/ MARSHA JOHNSON EVANS
Marsha Johnson Evans
Director

Date: February 26, 2014	By:	/S/ JONAS M. FAJGENBAUM
Jonas M. Fajgenbaum
Director

Date: February 26, 2014	By:	/S/ SACHA LAINOVIC
Sacha Lainovic
Director

Date: February 26, 2014	By:	/S/ CHRISTOPHER J. SOBECKI
Christopher J. Sobecki
Director