Form 10-Q
period 2014-03-29
WEIGHT WATCHERS INTERNATIONAL INC
filed 2014-05-08
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

The number of shares of common stock outstanding as of April 30, 2014 was 56,663,369.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	March 29,	December 28,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$231,633	$174,557
Receivables (net of allowances: March 29, 2014 - $3,905 and December 28, 2013 - $3,477)	40,443	36,248
Inventories	32,669	40,939
Deferred income taxes	24,509	24,457
Prepaid expenses and other current assets	38,770	39,524

TOTAL CURRENT ASSETS	368,024	315,725

Property and equipment, net	84,176	87,052
Franchise rights acquired	834,622	836,835
Goodwill	109,959	79,294
Trademarks and other intangible assets, net	43,349	45,297
Deferred financing costs, net	40,088	42,046
Other noncurrent assets	2,847	2,682

TOTAL ASSETS	$1,483,065	$1,408,931

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$30,000	$30,000
Accounts payable	55,849	45,496
Derivative payable	20,960	7,578
Accrued marketing and advertising	26,421	15,509
Other accrued liabilities	151,933	160,130
Income taxes payable	10,835	10,777
Deferred revenue	102,991	76,330

TOTAL CURRENT LIABILITIES	398,989	345,820

Long-term debt	2,352,000	2,358,000
Deferred income taxes	168,601	164,064
Other	16,258	15,669

TOTAL LIABILITIES	2,935,848	2,883,553

Redeemable noncontrolling interests	8,232	0

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 111,988 shares issued	0	0
Treasury stock, at cost, 55,533 shares at March 29, 2014 and 55,562 shares at December 28, 2013	(3,255,285)	(3,256,406)
Retained earnings	1,794,310	1,773,267
Accumulated other comprehensive income	(40)	8,517

TOTAL DEFICIT	(1,461,015)	(1,474,622)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,483,065	$1,408,931

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 29,	March 30,
	2014	2013
Service revenues, net	$316,697	$371,501
Product sales and other, net	92,661	119,289

Revenues, net	409,358	490,790

Cost of services	144,609	154,670
Cost of product sales and other	41,849	52,483

Cost of revenues	186,458	207,153

Gross profit	222,900	283,637

Marketing expenses	115,335	122,201
Selling, general and administrative expenses	56,512	58,317

Operating income	51,053	103,119

Interest expense	25,262	22,550
Other expense, net	270	1,296
Gain on Brazil acquisition	(10,540)	0

Income before income taxes	36,061	79,273

Provision for income taxes	14,530	30,520

Net income	$21,531	$48,753

Earnings per share
Basic	$0.38	$0.87

Diluted	$0.38	$0.87

Weighted average common shares outstanding
Basic	56,428	55,801

Diluted	56,506	56,245

Dividends declared per common share	$0.00	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended
	March 29,	March 30,
	2014	2013
Net income	$21,531	$48,753
Other comprehensive income:
Foreign currency translation adjustments	(1,300)	(23)
Income tax effect on foreign currency translation adjustments	925	(10)

Foreign currency translation adjustments, net of taxes	(375)	(33)

Changes in loss on derivatives	(13,413)	2,618
Income tax effect on changes in loss on derivatives	5,231	(1,021)

Changes in loss on derivatives, net of taxes	(8,182)	1,597

Total other comprehensive (loss) income	(8,557)	1,564

Comprehensive income	$12,974	$50,317

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 29,	March 30,
	2014	2013
Operating activities:
Net income	$21,531	$48,753
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,454	10,486
Amortization of deferred financing costs	1,959	1,783
Share-based compensation expense	1,448	2,008
Deferred tax provision	10,857	6,719
Allowance for doubtful accounts	299	4
Reserve for inventory obsolescence	2,939	2,374
Foreign currency exchange rate loss	209	1,380
Gain on Brazil acquisition	(10,540)	0
Other items, net	(155)	0
Changes in cash due to:
Receivables	(3,201)	(5,536)
Inventories	6,029	190
Prepaid expenses	751	(2,939)
Accounts payable	10,193	5,856
UK self-employment liability	0	(7,272)
Accrued liabilities	7,785	3,711
Deferred revenue	26,083	30,214
Income taxes	(6,791)	17,432

Cash provided by operating activities	80,850	115,163

Investing activities:
Capital expenditures	(2,052)	(17,915)
Capitalized software expenditures	(3,921)	(5,292)
Cash paid for acquisitions	(11,919)	(35,000)
Other items, net	(53)	34

Cash used for investing activities	(17,945)	(58,173)

Financing activities:
Payments on long-term debt	(6,000)	(6,343)
Payment of dividends	(73)	(4)
Proceeds from stock options exercised	0	2,590
Tax benefit of restricted stock units vested and stock options exercised	1	657

Cash used for financing activities	(6,072)	(3,100)

Effect of exchange rate changes on cash and cash equivalents and other	243	(2,724)

Net increase in cash and cash equivalents	57,076	51,166
Cash and cash equivalents, beginning of period	174,557	70,215

Cash and cash equivalents, end of period	$231,633	$121,381

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and all of its subsidiaries. The terms “Company” and “WWI” as used throughout these notes is used to indicate Weight Watchers International, Inc. and all of its operations consolidated for purposes of its financial statements.

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

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2013, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

Revisions:

The classification of certain brand marketing funds received from licensees has been revised to reflect them as revenue as opposed to being recorded as an offset to expense, increasing the first three months of fiscal 2013 Product sales and other, net, Cost of product sales and other, Gross profit, Marketing expenses and Selling, general and administrative expenses as follows:

March 30,
2013
Product sales and other, net	$3,862
Cost of product sales and other	$375
Gross profit	$3,487
Marketing expenses	$3,287
Selling, general and administrative expenses	$200

These adjustments were not considered to be material, individually or in the aggregate, to previously issued financial statements. However, because of the significance of these adjustments, the Company revised its first three months of fiscal 2013 consolidated statements of net income. These revisions had no impact on the consolidated balance sheets, consolidated statements of comprehensive income or consolidated statements of cash flows included in these financial statements.

2.	Summary of Significant Accounting Policies

Reclassification:

Certain prior year amounts have been reclassified to conform to the current period presentation. With respect to the Company’s previously announced change in segment reporting, segment data for the three months ended March 30, 2013 has been revised to reflect the new reportable segment structure. See Note 13 for disclosures related to segments.

In addition, the components of Revenues and Cost of revenues as presented in the Consolidated Statements of Net Income have been reclassified to reflect the integration of the Company’s Internet-based business with its meetings and other businesses. Revenues are comprised of service revenues, which are comprised of meetings fees, Online subscription revenue and eTools subscription revenue, and revenues from product sales and other. Cost of revenues is comprised of cost of services and cost of product sales and other.

For a discussion of the Company’s other significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for fiscal 2013.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.	Acquisitions of Franchisees, Additional Equity Interest in Brazil and Wello

Franchisee Acquisitions

The acquisitions of franchisees have been accounted for under the purchase method of accounting and, accordingly, earnings of acquired franchisees have been included in the consolidated operating results of the Company since the applicable date of acquisition. Details of these franchise acquisitions are outlined below.

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

On October 28, 2013, the Company acquired substantially all of the assets of its Manitoba, Canada franchisee, Weight Watchers of Manitoba Ltd., for a net purchase price of $5,197 plus assumed liabilities of $28 and its Franklin and St. Lawrence Counties, New York franchisee, Weight Watchers of Franklin and St. Lawrence Counties Inc., for a net purchase price of $274 plus assumed liabilities of $1. The total purchase price of the Manitoba, Canada franchisee has been allocated to franchise rights acquired ($4,525), goodwill ($449), customer relationship value ($249), inventory ($1) and prepaid expenses ($1). The total purchase price of the Franklin and St. Lawrence Counties, New York franchisee has been allocated to franchise rights acquired ($238), goodwill ($23), customer relationship value ($13) and prepaid expenses ($1).

Acquisition of Additional Equity Interest in Brazil

Prior to March 12, 2014, the Company had owned 35% of Vigilantes do Peso Marketing Ltda. (“VPM”), a Brazilian limited liability partnership. On March 12, 2014, the Company acquired an additional 45% equity interest in VPM for a net purchase price of $14,181 less cash acquired of $2,262. VPM was converted into a joint-stock corporation prior to closing and subsequently operates as a subsidiary of the Company with rights to conduct typical business lines. As a result of the acquisition, the Company gained a direct controlling financial interest in VPM and has therefore begun consolidating this entity since the date of acquisition.

Due to the timing of this acquisition, the Company has not yet completed the purchase price allocation. For the three months ended March 29, 2014, the following preliminary purchase price allocations have been recorded:

The equity interest held immediately before the acquisition was $12. An implied fair value technique was used to measure acquisition date fair value of the equity interest to be $11,029. As a result of this transaction, the Company adjusted its previously held equity interest to fair value of $11,017 and recorded a charge of $477 associated with the settlement of the royalty-free arrangement of the Brazilian partnership. The net effect of these items resulted in the Company recognizing a gain of $10,540 ($6,429 after-tax or $0.11 per fully diluted share) in the first quarter of fiscal 2014.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The fair value of the noncontrolling interest has been preliminarily valued at $4,682. An implied fair value technique was used to value the noncontrolling interest which was adjusted for a discount for lack of control based on a market method.

In connection with the acquisition, a call option and a put option were granted related to the 20% interest in VPM not owned by the Company. These options have been preliminarily valued with a Black-Scholes-Merton option pricing model using a Discounted Cash Flow Method. Major inputs included stock price, exercise price, interest rate, time to maturity, volatility and dividend yield. For the three months ended March 29, 2014, the fair value of the call option granted has been preliminarily estimated at $3,740 and the fair value of the put option has been preliminarily estimated at $7,290.

The preliminary fair value of the assets acquired and liabilities assumed, subject to final valuation, is as follows: receivables ($1,139), fixed assets ($575), prepaid expenses ($421), inventory ($287) and intangibles and other assets ($199) offset by accrued liabilities ($1,063), deferred revenue ($445), income taxes payable ($258) and accounts payable ($91).

The acquisition preliminarily resulted in goodwill of $31,000 related to, among other things, expected synergies in operations. The Company does not expect goodwill to be deductible for tax purposes. The Company has not yet completed the valuation of the reacquired rights or customer relationship value to be recognized in conjunction with the acquisition.

Acquisition of Wello

After the end of the Company’s first quarter of fiscal 2014, on April 16, 2014, the Company acquired Knowplicity, Inc., d/b/a Wello, an online fitness and personal training company.

4.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the three months ended March 29, 2014, the change in the carrying value of franchise rights acquired is due to the effect of exchange rate changes of $2,213.

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories and the acquisition of the majority interest in VPM in the first quarter of fiscal 2014, as described in Note 3. For the three months ended March 29, 2014, the change in the carrying amount of goodwill is due to the VPM acquisition and the effect of exchange rate changes as follows:

	North America	UK	CE	Other	Total
Balance as of December 28, 2013	$67,699	$1,530	$8,345	$1,720	$79,294
Goodwill acquired during the period	0	0	0	29,928	29,928
Effect of exchange rate changes	(350)	0	0	1,087	737

Balance as of March 29, 2014	$67,349	$1,530	$8,345	$32,735	$109,959

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The carrying amount of finite-lived intangible assets as of March 29, 2014 and December 28, 2013 was as follows:

	March 29, 2014		December 28, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$86,940	$65,625	$85,095	$62,418
Website development costs	71,956	50,964	69,660	48,060
Trademarks	10,746	10,023	10,691	9,955
Other	7,024	6,786	7,021	6,737

	$176,666	$133,398	$172,467	$127,170

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $6,193 and $5,817 for the three months ended March 29, 2014 and March 30, 2013, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2014	$16,520
Fiscal 2015	$15,905
Fiscal 2016	$8,654
Fiscal 2017	$2,037
Fiscal 2018 and thereafter	$152

5.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	March 29, 2014		December 28, 2013
		Effective		Effective
	Balance	Rate	Balance	Rate
Revolving Facility due April 2, 2018	$0	0.00%	$0	0.00%
Tranche B-1 Term Facility due April 2, 2016	297,750	3.02%	298,500	2.97%
Tranche B-2 Term Facility due April 2, 2020	2,084,250	3.85%	2,089,500	3.75%

Total Debt	2,382,000	3.75%	2,388,000	3.49%
Less Current Portion	30,000		30,000

Total Long-Term Debt	$2,352,000		$2,358,000

The Company’s credit facilities at the end of the first quarter of fiscal 2013 consisted of the following term loan facilities and revolving credit facilities: a tranche A-1 loan, a tranche B loan (“Term B Loan”), a tranche C loan (“Term C Loan”), a tranche D loan (“Term D Loan”), a tranche E loan (“Term E Loan”), a tranche F loan (“Term F Loan”), revolving credit facility A-1 (“Revolver A-1” ) and revolving credit facility A-2 (“Revolver A-2”).

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

At March 29, 2014, the Company had $2,382,000 outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under the Revolving Facility. In addition, at March 29, 2014, the Revolving Facility had $1,554 in issued but undrawn letters of credit outstanding thereunder and $248,446 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) will be used for working capital and general corporate purposes.

Borrowings under the New Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. The applicable margin relating to both of the Term Facilities will increase by 25 basis points in the event that the Company receives a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon the Company’s Consolidated Leverage Ratio (as defined in the New Credit Agreement). At March 29, 2014, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on the Company’s Consolidated Leverage Ratio as of March 29, 2014, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.25% or base rate plus an applicable margin of 1.25%. On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of March 29, 2014, the commitment fee was 0.40% per annum. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

The New Credit Agreement contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The Revolving Facility requires the Company to not exceed a specified Consolidated Leverage Ratio, but only if borrowings under the Revolving Facility exceed 20.0% of revolving commitments as of the end of such fiscal quarter. As of March 29, 2014, borrowings in excess of $50,000 would require us to not exceed such ratio. As of March 29, 2014, there were no borrowings under our Revolving Facility and total letters of credit issued were $1,554. The Term Facilities do not require the Company to maintain any financial ratios. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all of the Company’s assets secure the WWI Credit Facility.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

At March 29, 2014 and December 28, 2013, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The average interest rate on the Company’s debt, exclusive of the impact of swaps, was approximately 3.90% and 3.65% per annum at March 29, 2014 and December 28, 2013, respectively. The average interest rate on our debt including the impact of swaps was approximately 4.08% per annum at December 28, 2013. The Company’s forward starting swap became effective on March 31, 2014. Therefore, at March 29, 2014, the average interest was not impacted by swaps.

6.	Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended
	March 29,	March 30,
	2014	2013
Numerator:
Net income	$21,531	$48,753

Denominator:
Weighted average shares of common stock outstanding	56,428	55,801
Effect of dilutive common stock equivalents	78	444

Weighted average diluted common shares outstanding	56,506	56,245

Earnings per share
Basic	$0.38	$0.87

Diluted	$0.38	$0.87

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 2,190 and 1,056 for the three months ended March 29, 2014 and March 30, 2013, respectively.

7.	Stock Plans

On May 6, 2008 and May 12, 2004, respectively, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”). On May 6, 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan (the “2014 Plan”), which replaces the 2008 Plan and 2004 Plan for all equity-based awards granted on or after May 6, 2014. The 2014 Plan is designed to promote the long-term financial interests and growth of the Company by attracting, motivating and retaining employees with the ability to contribute to the success of the business and to align compensation for the Company’s employees over a multi-year period directly with the interests of the shareholders of the Company. The Company’s Board of Directors or a committee thereof administers the 2014 Plan.

8.	Income Taxes

The effective tax rates for the three months ended March 29, 2014 and March 30, 2013 were 40.3% and 38.5%, respectively. For the three months ended March 29, 2014, the primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were increases in valuation allowances and

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

state income taxes. For the three months ended March 30, 2013, the primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were state income taxes and increases in valuation allowances, offset by lower rates in certain foreign jurisdictions.

9.	Legal

Securities Class Action Matters

In March 2014, two substantially identical purported class action complaints alleging violation of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current and former officers and directors, and the Company’s controlling shareholder, in the United States District Court for the Southern District of New York. The complaints were filed on behalf of all purchasers of the Company’s common stock, no par value per share, between February 14, 2012 and October 30, 2013, inclusive (the “Class”). The complaints allege that, during that period, the defendants disseminated materially false and misleading statements and/or concealed material adverse facts. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs seek to recover unspecified damages on behalf of the Class. The Company believes that the suits are without merit and intends to vigorously defend them.

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

As of March 29, 2014, due to the interest rate swap termination on January 27, 2014, the Company did not have an interest rate swap in effect. As of March 30, 2013, the Company had in effect an interest rate swap with a notional amount totaling $470,000. In January 2009, the Company entered into this forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. Effective April 2, 2013, due to the Company’s debt refinancing, the Company ceased the application of hedge accounting for this swap. Accordingly, changes in the fair value of this swap were recorded in earnings subsequent to April 2, 2013 and were immaterial for the first fiscal quarter ended March 29, 2014.

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

As of March 29, 2014 and December 28, 2013, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amounts of $12,785 ($20,960 before taxes) and $4,603 ($7,546 before taxes), respectively.

The Company is hedging forecasted transactions for periods not exceeding the next seven years. The Company expects approximately $11,570 ($18,967 before taxes) of derivative losses included in accumulated other comprehensive income (loss) at March 29, 2014, based on current market rates, will be reclassified into earnings within the next 12 months.

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of March 29, 2014 and March 30, 2013, the fair value of the Company’s long-term debt was approximately $1,895,179 and $2,403,021, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 10 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
		Quoted Prices in		Significant
	Total	Active Markets	Significant Other	Unobservable
	Fair	for Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability at March 29, 2014	$20,960	$0	$20,960	$0
Interest rate swap liability at December 28, 2013	$7,578	$0	$7,578	$0

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.	Accumulated Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income are as follows:

Changes in Accumulated Other Comprehensive Income by Component (a)

	Three Months Ended March 29, 2014
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
Beginning Balance at December 28, 2013	$(4,603)	$13,120	$8,517

Other comprehensive loss before reclassifications, net of tax	(8,682)	(375)	(9,057)
Amounts reclassified from accumulated other comprehensive income, net of tax (b)	500	0	500

Net current period other comprehensive loss	(8,182)	(375)	(8,557)

Ending Balance at March 29, 2014	$(12,785)	$12,745	$(40)

	Three Months Ended March 30, 2013
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
Beginning Balance at December 29, 2012	$(6,602)	$19,461	$12,859

Other comprehensive loss before reclassifications, net of tax	(24)	(33)	(57)
Amounts reclassified from accumulated other comprehensive income, net of tax (b)	1,621	0	1,621

Net current period other comprehensive income (loss)	1,597	(33)	1,564

Ending Balance at March 30, 2013	$(5,005)	$19,428	$14,423

(a)    Amounts in parentheses indicate debits

(b)    See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Income (a)

Details about Other Comprehensive Income Components	Three Months Ended		Affected Line Item in the Statement Where Net Income is Presented
	March 29, 2014	March 30, 2013
	Amounts Reclassified from Accumulated Other Comprehensive Income
Loss on Qualifying Hedges
Interest rate contracts	$(820)	$(2,657)	Interest expense

	(820)	(2,657)	Income before income taxes
	320	1,036	Provision for income taxes

	$(500)	$(1,621)	Net income

(a)    Amounts in parentheses indicate debits to profit / loss

13.	Segment Data

Effective December 29, 2013, the Company realigned its organizational structure to better leverage its significant assets and align its innovation efforts by integrating its Internet-based business with its meetings and other businesses and assigning responsibility for those integrated businesses on a geographical basis. This resulted in the Company changing the determination of its reportable segments such that the Company now has four reportable segments: North America, United Kingdom, Continental Europe and Other. Other consists of Asia Pacific and emerging markets operations and franchise revenues

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

and related costs, all of which have been grouped together as if they were a single reportable segment because they do not meet any of the quantitative thresholds and are immaterial for separate disclosure. To be consistent with the information that is presented to the chief operating decision maker, the Company does not include intercompany activity in the segment results. Segment information for the three months ended March 30, 2013 presented below has been revised to reflect the new reportable segment structure.

	Total Revenue
	for the Three Months Ended
	March 29, 2014	March 30, 2013
North America	$264,406	$332,864
United Kingdom	42,199	48,945
Continental Europe	84,231	82,201
Other	18,522	26,780

Total revenue	$409,358	$490,790

	Net Income
	for the Three Months Ended
	March 29, 2014	March 30, 2013
Segment operating income:
North America	$57,808	$102,450
United Kingdom	(1,546)	4,930
Continental Europe	5,843	4,089
Other	1,088	4,099

Total segment operating income	63,193	115,568
General corporate expenses	(12,140)	(12,449)
Interest expense	25,262	22,550
Other expense, net	270	1,296
Gain on Brazil acquisition	(10,540)	0
Provision for taxes	14,530	30,520

Net Income	$21,531	$48,753

	Depreciation and Amortization
	for the Three Months Ended
	March 29, 2014	March 30, 2013
North America	$7,978	$8,491
United Kingdom	358	287
Continental Europe	593	558
Other	348	447

Total segment depreciation and amortization	9,277	9,783
General corporate depreciation and amortization	4,136	2,486

Depreciation and amortization	$13,413	$12,269

14.	Restructuring Charges

The Company undertook the first phase of its previously disclosed resizing of its organization which resulted in the elimination of certain positions and employees in the three months ended March 29, 2014. In connection with the first phase of this plan, the Company recorded restructuring charges in connection with employee termination benefit costs of $3,656 ($2,235 after tax) during the three months ended March 29, 2014. These charges impacted cost of revenues by $1,512 and selling, general and administrative expense by $2,144. The Company anticipates recording additional restructuring charges in connection with this plan and the related employee termination benefit costs of approximately $6,500 during the remaining quarters of fiscal 2014.

For the three months ended March 29, 2014, all restructuring charges were recorded to general corporate expense therefore there was no impact to the segments. The liability for these restructuring charges at March 29, 2014 was $3,630 and $26 of payments were made during the first fiscal quarter ended March 29, 2014.

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

Weight Watchers International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q unless the context indicates otherwise: “we,” “us,” “our,” “WWI,” “Weight Watchers International” and the “Company” refer to Weight Watchers International, Inc. and all of its operations consolidated for purposes of its financial statements; “North America” refers to our North American Company-owned operations; “United Kingdom” refers to our United Kingdom Company-owned operations; “Continental Europe” refers to our Continental Europe Company-owned operations; and “Other” refers to Asia Pacific and emerging markets operations and franchise revenues and related costs.

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Quarterly Report on Form 10-Q:

•	“fiscal 2012” refers to our fiscal year ended December 29, 2012;

•	“fiscal 2013” refers to our fiscal year ended December 28, 2013;

•	“fiscal 2014” refers to our fiscal year ended January 3, 2015 (includes a 53rd week);

•	“fiscal 2015” refers to our fiscal year ended January 2, 2016;

•	“fiscal 2016” refers to our fiscal year ended December 31, 2016;

•	“fiscal 2017” refers to our fiscal year ended December 30, 2017; and

•	“fiscal 2018” refers to our fiscal year ended December 29, 2018.

The following term used in this Quarterly Report on Form 10-Q is our trademark: Weight Watchers®.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2013 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively, the “Consolidated Financial Statements”).

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Cost of revenues, gross profit, gross profit margin, selling, general and administrative expenses, operating income, operating income margin, net income and earnings per fully diluted share are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis) to exclude the impact of restructuring charges associated with the first phase of our previously disclosed resizing of our organization. Net income and earnings per fully diluted share are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis) to exclude the impact of the gain on the Brazil acquisition (as discussed further herein). We generally refer to such non-GAAP measures as excluding or adjusting for the impact of restructuring charges and/or the gain on the Brazil acquisition. Our management believes these non-GAAP financial measures provide supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2013. Our critical accounting policies have not changed since the end of fiscal 2013.

RESULTS OF OPERATIONS

OVERVIEW

Given declining recruitment trends experienced throughout fiscal 2013, first quarter fiscal 2014 began with lower starting active bases in both the meetings and Online businesses as compared to the start of the prior year period. Declining recruitments in the quarter, which were driven by the challenging competitive environment on top of the lower active bases, led to a decline in total paid weeks and revenues in the first quarter of fiscal 2014 as compared to the prior year period. The launch of our new two week starter plan, Simple Start, at the beginning of fiscal 2014 was not able to offset the lower revenue pressure experienced in the quarter.

Despite our continued focus on cost saving initiatives, the period-over-period revenue decline put substantial pressure on results of operations and caused operating income to decline in the first quarter of fiscal 2014 as compared to the prior year period. As part of management’s strategy to offset revenue decline, the Company undertook the first phase of its previously disclosed plan to resize its organization, which resulted in the elimination of certain positions and employees in the first quarter of fiscal 2014. In connection with the first phase of this plan, the Company recorded restructuring charges in connection with employee termination benefit costs of $3.7 million ($2.2 million after tax) during the first quarter of fiscal 2014. The Company anticipates recording additional restructuring charges in connection with this plan, including the related employee termination benefit costs, of approximately $6.5 million in the aggregate during the remaining quarters of fiscal 2014.

THREE MONTHS ENDED MARCH 29, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 30, 2013

The table below sets forth selected financial information for the first three months of fiscal 2014 from our consolidated statements of net income for the three months ended March 29, 2014 versus selected financial information for the first three months of fiscal 2013 from our consolidated statements of net income for the three months ended March 30, 2013:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Three Months Ended
	March 29,	March 30,	Increase/	%
	2014	2013	(Decrease)	Change
Revenues, net	$409.4	$490.8	$(81.4)	(16.6%)

Cost of revenues	186.5	207.2	(20.7)	(10.0%)

Gross profit	222.9	283.6	(60.7)	(21.4%)
Gross Margin %	54.5%	57.8%

Marketing expenses	115.3	122.2	(6.9)	(5.6%)

Selling, general & administrative expenses	56.5	58.3	(1.8)	(3.1%)

Operating income	51.1	103.1	(52.1)	(50.5%)
Operating Income Margin %	12.5%	21.0%

Interest expense	25.3	22.6	2.7	12.0%
Other expense, net	0.3	1.3	(1.0)	(79.2%)
Gain on Brazil acquisition	(10.5)	—	(10.5)	—

Income before income taxes	36.1	79.3	(43.2)	(54.5%)

Provision for income taxes	14.5	30.5	(16.0)	(52.4%)

Net income	$21.5	$48.8	$(27.2)	(55.8%)

Weighted average diluted shares outstanding	56.5	56.2	0.3	0.5%

Diluted EPS	$0.38	$0.87	$(0.49)	(56.0%)

Note: Totals may not sum due to rounding.

Certain results for the first quarter of fiscal 2014 are adjusted to exclude the $3.7 million impact of restructuring charges from the first phase of our resizing plan and $10.5 million related to the gain on the Brazil acquisition. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of those certain selected financial data for the three months ended March 29, 2014 which have been adjusted.

(in millions, except per share amounts)	Cost of Revenues	Gross Profit	Gross Profit Margin	Selling, General and Administrative Expenses	Operating Income	Operating Income Margin	Gain on Brazil Acquisition	Net Income Attributable to Company	Diluted EPS
First quarter of fiscal 2014	$186.5	$222.9	54.5%	$56.5	$51.1	12.5%	$(10.5)	$21.5	$0.38
Adjustments to Reported Amounts (1)
Restructuring charges (1)	(1.5)	1.5		(2.1)	3.7		—	2.2	0.04
Gain on Brazil acquisition (1)	—	—		—	—		(10.5)	(6.4)	(0.11)

Total Adjustments	(1.5)	1.5		(2.1)	3.7		(10.5)	(4.2)	(0.07)

First quarter of fiscal 2014, as adjusted(1)	$184.9	$224.4	54.8%	$54.4	$54.7	13.4%	$—	$17.4	0.31

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first quarter of fiscal 2014 to exclude the impact of the gain of $10.5 million ($6.4 million after tax) recognized in connection with the Brazil acquisition due to an adjustment of our previously held equity interest to fair value offset by a charge associated with the settlement of the royalty-free arrangement of the Brazilian partnership and the $3.7 million ($2.2 million after tax) of restructuring charges associated with the first phase of our previously disclosed plan to resize our organization. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues are comprised of service revenues and revenues from product sales and other. Service revenues consist of meetings fees, Online subscription revenue and eTools subscription revenue. Revenues from product sales and other consists of revenues from products sold in meetings, licensed products sold in retail channels, royalties paid to us by our franchisees, subscriptions to our branded magazines, Online advertising revenue, and advertising in our publications.

Revenues were $409.4 million in first quarter of fiscal 2014, as compared to $490.8 million in the first quarter of fiscal 2013. Excluding the impact of foreign currency, which positively impacted our revenues for the first quarter of fiscal 2014 by $1.7 million, revenues in the first quarter of fiscal 2014 declined 16.9% versus the prior year period. This revenue decline in the first quarter of fiscal 2014 was driven by revenue declines in the meetings and Online businesses globally, most notably in North America.

Service revenues for the first quarter of fiscal 2014 were $316.7 million, a decrease of $54.8 million, or 14.8%, from $371.5 million in the prior year period. Excluding the impact of foreign currency, which increased our service revenues for the first quarter of fiscal 2014 by $0.7 million, service revenues in the first quarter of fiscal 2014 decreased by 14.9% versus the prior year period. The decline in service revenues was driven by a 13.9% decline in total paid weeks in the first quarter of fiscal 2014 to 47.5 million from 55.2 million in the prior year period. The decline in total paid weeks was driven by an 8.6% lower active base at the beginning of the first quarter of fiscal 2014 versus the beginning of the first quarter of fiscal 2013 as well as by the lower recruitments in the first quarter of fiscal 2014 as compared to the prior year period given the continuing challenging competitive environments in our markets.

Our active base is comprised of both active Monthly Pass subscribers and Online subscribers. Active Monthly Pass subscribers declined 12.6% to 1.5 million at the end of the first quarter of fiscal 2014 from 1.7 million at the end of the first quarter of fiscal 2013. Active Online subscribers decreased by 14.5% to 2.2 million at the end of the first quarter of fiscal 2014 from 2.5 million at the end of the first quarter of fiscal 2013. Global attendance decreased 16.4% to 10.9 million in the first quarter of fiscal 2014 from 13.0 million in the first quarter of fiscal 2013.

Product sales and other for the first quarter of fiscal 2014 were $92.7 million, a decrease of $26.6 million, or 22.3%, from $119.3 million in the first quarter of fiscal 2013. Excluding the impact of foreign currency, which increased our product sales and other for the first quarter of fiscal 2014 by $1.0 million, product sales and other in the first quarter of fiscal 2014 decreased by 23.1% versus the prior year period. In-meeting product sales for the first quarter of fiscal 2014 were $55.4 million, a decrease of $18.8 million, or 25.3%, from $74.2 million in the first quarter of fiscal 2013. Excluding the impact of foreign currency, which increased our in-meeting product sales for the first quarter of fiscal 2014 by $0.7 million, in-meeting product sales in the first quarter of fiscal 2014 decreased by 26.3% versus the prior year period. This decrease resulted primarily from a 16.4% decline in attendance in the first quarter of fiscal 2014 versus the prior year period. Additionally, product sales per attendee decreased 10.6%, or 11.8% on a constant currency basis, in the first quarter of fiscal 2014 versus the prior year period. This decrease in product sales per attendee in the first quarter of fiscal 2014 was primarily the result of a decline in sales of enrollment-related products in North America.

Other revenues, consists of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, Online advertising revenues, and advertising and subscription revenues from our publications, were $37.2 million for the first quarter of fiscal 2014, a decrease of $7.8 million, or 17.4%, from $45.1 million for the first quarter of fiscal 2013. Excluding the impact of foreign currency, which increased other revenues for the first quarter of fiscal 2014 by $0.2 million, other revenues were 17.9% lower in the first quarter of fiscal 2014 compared to the prior year period. Our licensing revenues decreased by 11.1% in the first quarter of fiscal 2014 versus the prior year period. Franchise royalties and sales of products to our franchisees declined in the aggregate by 42.8% in the first quarter of fiscal 2014 versus the prior year period. This decline in franchise royalties and sales of products to our franchisees was driven in part by our recent franchise acquisitions. Our by mail product sales and subscription revenues from our publications also declined in the aggregate by 15.8% in the first quarter of fiscal 2014 versus the prior year period.

See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first quarter of fiscal 2014 was $186.5 million, a decline of $20.7 million from $207.2 million in the prior year period. Excluding the impact of restructuring charges, total cost of revenues in the first quarter of fiscal 2014 would have been $184.9 million, a decline of $22.2 million, or 10.7%, versus the prior year period. Excluding the impact of restructuring charges, gross profit for the first quarter of fiscal 2014 would have been $224.4 million, a decrease of $59.2 million, or 20.9%, from $283.6 million in the first quarter of fiscal 2013. Excluding the positive impact of foreign currency for the first quarter of fiscal 2014 of $0.6 million and the negative impact of restructuring charges, gross profit in the first quarter of fiscal 2014 decreased by $59.8 million, or 21.1%, versus the prior year period. Gross margin in the first quarter of fiscal 2014 was 54.5%. Excluding the impact of restructuring charges, gross margin in the first quarter of fiscal 2014 was 54.8%, as compared to gross margin of 57.8% in the first quarter of fiscal 2013. Gross margin compression was driven primarily by the decline in the North America gross margin which was partially offset by an increase in gross margin in Continental Europe. The decline in North America gross margin was driven primarily by the lower average number of members per meeting and the impact of the US service provider compensation changes. In addition, given the lower revenue in our Online business, the mix shift to our higher gross margin Online business in the first quarter of fiscal 2014 did not provide the same degree of benefit to gross margin as we had experienced in the prior year period.

Marketing

Marketing expenses for the first quarter of fiscal 2014 were $115.3 million, a decrease of $6.9 million, or 5.6%, versus the first quarter of fiscal 2013. Excluding the impact of foreign currency, which increased marketing expenses for the first quarter of fiscal 2014 by $0.7 million, marketing expenses were 6.2% lower in the first quarter of fiscal 2014 compared to the prior year period. The decline was primarily driven by lower TV production costs which resulted from first-time integrated TV spots for both our meetings and Online businesses in several markets. In addition, lower and more efficient digital marketing spend, and timing (second quarter fiscal 2014) of the Easter direct mail campaign, both in the United States contributed to this decline, partially offset by a focused local marketing initiative in the United Kingdom. Marketing expenses as a percentage of revenue were 28.2% in the first quarter of fiscal 2014 as compared to 24.9% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $56.5 million for the first quarter of fiscal 2014 versus $58.3 million for the first quarter of fiscal 2013, a decrease of $1.8 million, or 3.1%. Excluding the impact of the restructuring charges, first quarter of fiscal 2014 selling, general and administrative expenses decreased by 6.8% versus the first quarter of fiscal 2013. In addition to one-time compensation and other costs in the prior year period, the decrease in expenses was driven by our cost saving initiatives which included lower discretionary and compensation spend across the Company. These savings were partially offset by higher spend in connection with our healthcare initiatives. Selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2014 increased to 13.8% from 11.9% for the first quarter of fiscal 2013. Excluding the impact of the restructuring charges, selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2014 increased to 13.3% from 11.9% for the first quarter of fiscal 2013.

Operating Income

Operating income for the first quarter of fiscal 2014 was $51.1 million, a decrease of $52.1 million, or 50.5%, from $103.1 million in the first quarter of fiscal 2013. Excluding the impact of the restructuring charges in the first quarter of fiscal 2014, and of foreign currency which negatively impacted operating income for the first quarter of fiscal 2014 by $0.3 million, operating income in the first quarter of fiscal 2014 decreased by $48.2 million, or 46.7%, versus the prior year period. This decrease in operating income was primarily the result of lower service revenues from both our meetings and Online businesses in North America in the first quarter of fiscal 2014 versus the prior year period. Operating income margin in the first quarter of fiscal 2014 was 12.5%. Excluding the impact of the restructuring charges, our operating income margin in the first quarter of fiscal 2014 decreased to 13.4% from 21.0% in the first quarter of fiscal 2013. This decline in operating income margin was primarily driven by the decline in gross margin, and higher marketing and selling, general and administrative expenses as a percentage of revenues, as compared to the prior year period.

Interest Expense

Interest expense was $25.3 million for the first quarter of fiscal 2014, an increase of $2.7 million, or 12.0%, from $22.6 million in the first quarter of fiscal 2013. The increase was primarily driven by higher interest rates on our debt as a result of our April 2, 2013 debt refinancing. Our average debt outstanding decreased by $11.1 million to $2,382.1 million in the first quarter of fiscal 2014 from $2,393.3 million in the first quarter of fiscal 2013. The effective interest rate on our debt increased by 0.75% to 3.75% in the first quarter of fiscal 2014 from 3.00% in the first quarter of fiscal 2013 primarily as a result of our April 2, 2013 debt refinancing. Interest expense was partially offset by a decrease in the notional value of our then-effective interest rate swap due to its termination on January 27, 2014. Including the impact of this swap, our effective interest rate increased to 3.88% in the first quarter of fiscal 2014 from 3.44% in the first quarter of fiscal 2013. Subsequent to the end of the first quarter of fiscal 2014, our forward-starting interest rate swap previously disclosed went effective on March 31, 2014.

Gain on Brazil Acquisition

In March 2014, we acquired an additional 45% equity interest in our Brazilian partnership thereby increasing our equity interest to 80%. As a result of this transaction, the Company adjusted its previously held equity interest to fair value and recorded a charge associated with the settlement of the royalty-free arrangement of its Brazilian partnership. The net effect of these items resulted in the Company recognizing a pre-tax gain of $10.5 million in the first quarter of fiscal 2014.

Other Income and Expense

We incurred $0.3 million of other expense in the first quarter of fiscal 2014 as compared to $1.3 million of other expense in the prior year period related to the impact of foreign currency on intercompany transactions in both periods.

Tax

Our effective tax rate was 40.3% for the first quarter of fiscal 2014 as compared to 38.5% for the first quarter of fiscal 2013. The increase was due mainly to a disproportionate share of losses in certain of our international subsidiaries in the first quarter of fiscal 2014 for which a full valuation allowance was recorded.

Net Income and Earnings Per Share

Net income in the first quarter of fiscal 2014 declined 55.8% from $48.8 million in the first quarter of fiscal 2013 to $21.5 million. Excluding the impact of the gain on the Brazil acquisition and restructuring charges in the first quarter of fiscal 2014, net income would have been $17.4 million in the first quarter of fiscal 2014, a decline of 64.3% versus the prior year period. This decline in net income was primarily driven by the decrease in operating income in the first quarter of fiscal 2014 versus the prior year period.

Earnings per fully diluted share, or EPS, in the first quarter of fiscal 2014 were $0.38, a decrease of $0.49 from $0.87 in the first quarter of fiscal 2013. Excluding the impact of the gain on the Brazil acquisition and the restructuring charges in the first quarter of fiscal 2014, EPS would have been $0.31 in the period.

Segment Results

Effective December 29, 2013, the Company realigned its organizational structure to better leverage its significant assets and align its innovation efforts by integrating its Internet-based business and meetings and other businesses and assigning responsibility for those integrated businesses on a geographical basis. This resulted in the following new reporting segments: North America, United Kingdom, Continental Europe, or CE, and Other. Other consists of the Asia Pacific and emerging markets operations as well as our franchise revenues and related costs, all of which have been grouped together as if they were a single reportable segment because they do not meet any of the quantitative thresholds and are immaterial for separate disclosure.

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the three months ended March 29, 2014 and the percentage change in those metrics versus the relevant prior year period:

(in millions unless otherwise stated)	Three Months Ended March 29, 2014							Q1 2014
	GAAP			Constant Currency
		Product			Product		Total	Incoming	EOP
	Service	Sales &	Total	Service	Sales &	Total	Paid	Active	Active
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Base	Base
								(in thousands)
North America	$216.6	$47.8	$264.4	$218.4	$48.0	$266.4	32.2	2,066.1	2,425.4
UK	27.7	14.5	42.2	26.0	13.6	39.5	5.2	297.4	404.3
CE	61.5	22.7	84.2	59.3	21.9	81.1	9.1	528.4	738.5
Other (1)	10.9	7.7	18.5	12.4	8.3	20.6	1.1	71.1	77.0

Total	$316.7	$92.7	$409.4	$316.0	$91.7	$407.7	47.5	2,962.9	3,645.1

	% Change Q1 2014 vs. Q1 2013
North America	-19.0%	-27.0%	-20.6%	-18.3%	-26.7%	-20.0%	-17.2%	-12.3%	-18.2%
UK	-11.1%	-18.4%	-13.8%	-16.8%	-23.5%	-19.2%	-15.5%	-14.3%	-8.6%
CE	5.3%	-4.5%	2.5%	1.5%	-8.1%	-1.3%	2.8%	14.6%	2.5%
Other (1)	-25.2%	-37.5%	-30.8%	-14.8%	-32.6%	-22.9%	-18.5%	-7.1%	-19.8%
Total	-14.8%	-22.3%	-16.6%	-14.9%	-23.1%	-16.9%	-13.9%	-8.6%	-13.7%

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

	Three Months Ended March 29, 2014			Q1 2014		Three Months Ended March 29, 2014			Q1 2014
(in millions unless otherwise stated)				Incoming	EOP Active Monthly Pass Subscribers				Incoming Active Online Subscribers	EOP Active Online Subscribers
	Meeting Fees		Meeting Paid Weeks	Active		Online Revenues		Online Paid Weeks
		Constant		Monthly Pass			Constant
	GAAP	Currency		Subscribers		GAAP	Currency
				(in thousands)					(in thousands)
North America	$132.3	$133.4	13.3	833.2	941.3	$84.3	$85.0	18.9	1,232.9	1,484.1
UK	20.6	19.3	3.2	166.0	235.8	7.1	6.7	2.0	131.4	168.5
CE	36.9	35.5	3.4	183.6	256.6	24.6	23.8	5.6	344.8	481.9
Other (1)	7.3	8.3	0.5	33.9	34.6	3.6	4.1	0.5	37.1	42.4

Total	$197.1	$196.4	20.4	1,216.7	1,468.3	$119.6	$119.6	27.1	1,746.2	2,176.8

	% Change Q1 2014 vs. Q1 2013
North America	-20.3%	-19.6%	-18.3%	-11.7%	-15.9%	-16.9%	-16.1%	-16.5%	-12.6%	-19.7%
UK	-12.6%	-18.2%	-17.6%	-18.7%	-8.6%	-6.5%	-12.4%	-12.0%	-8.0%	-8.7%
CE	0.5%	-3.3%	-3.0%	-0.9%	-1.1%	13.4%	9.4%	6.6%	25.0%	4.6%
Other (1)	-25.2%	-15.5%	-18.8%	-3.4%	-19.6%	-25.2%	-13.5%	-18.2%	-10.2%	-19.9%
Total	-16.5%	-16.8%	-16.0%	-11.1%	-12.6%	-11.7%	-11.7%	-12.2%	-6.7%	-14.5%

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

The “active base” metric reports the number of active Monthly Pass subscribers in Company-owned operations and the number of active Online subscribers, as applicable. “Total active base” is the sum of the active Monthly Pass subscribers and the active Online subscribers.

The “paid weeks” metric reports paid weeks by our customers in Company-owned operations for a given period. For the meetings business, paid weeks is the sum of total paid commitment plan weeks and total pay-as-you-go weeks for a given period. For the Online business, paid weeks is the total paid Weight Watchers Online subscriber weeks for a given period. “Total paid weeks” is the sum of meeting paid weeks and Online paid weeks.

First Quarter of Fiscal 2014 North America Performance

In North America, revenues in the first quarter of fiscal 2014 were $264.4 million, a decrease of $68.5 million, or 20.6%, from $332.9 million in the first quarter of fiscal 2013. Excluding the impact of foreign currency, which decreased North America revenues for the first quarter of fiscal 2014 by $2.0 million, North America revenues declined by 20.0% in the first quarter of fiscal 2014 versus the prior year period. North America service revenues for the first quarter of fiscal 2014 were $216.6 million, a decrease of 19.0% versus the prior year period. Excluding the impact foreign currency, which decreased North America service revenues for the first quarter of fiscal 2014 by $1.8 million, North America service revenues decreased 18.3% versus the prior year period. The decline in North America service revenues was driven primarily by a 17.2% decline in North America total paid weeks. The decline in North America total paid weeks primarily resulted from the lower active base at the beginning of the first quarter of fiscal 2014 versus the beginning of the first quarter of fiscal 2013 as well as by lower recruitments in the first quarter of fiscal 2014 versus the prior year period. Despite the launch of Simple Start at the beginning of the year, recruitment softness continued in the quarter, impacted by activity monitors and free apps that generated significant consumer interest and influenced trial dynamics in the category. In response to further weakening recruitment trends early in the first quarter of fiscal 2014, North America produced new ads featuring Jessica Simpson and explored new promotional tactics.

In North America, product sales and other for the first quarter of fiscal 2014 were $47.8 million, a decrease of $17.7 million, or 27.0%, from $65.5 million in the first quarter of fiscal 2013. Excluding the impact of foreign currency, which decreased our product sales and other for the first quarter of fiscal 2014 by $0.2 million, product sales and other in the first quarter of fiscal 2014 decreased by 26.7% versus the prior year period. The decline in product sales and other was driven primarily by declining in-meeting product sales. In the first quarter of fiscal 2014, in-meeting product sales of $28.4 million decreased by $14.3 million, or 33.6%, versus the prior year period. This decrease resulted primarily from a 20.4%

attendance decline in the first quarter of fiscal 2014 as compared to the prior year period. In-meeting product sales per attendee decreased by 16.5% in the first quarter of fiscal 2014 versus the prior year period driven primarily by a decline in sales of enrollment-related products in North America.

The Company completed seven franchise acquisitions in North America in fiscal 2013 as well as three franchise acquisitions in the second half of fiscal 2012. Franchise acquisitions benefited North America revenues by 1.0% and North America total paid weeks by 0.7% in the first quarter of fiscal 2014.

First Quarter of Fiscal 2014 United Kingdom Performance

In the first quarter of fiscal 2014, UK revenues decreased by 13.8% to $42.2 million from $48.9 million in the first quarter of fiscal 2013. Excluding the impact of foreign currency, which increased UK revenues for the first quarter of fiscal 2014 by $2.7 million, UK revenues declined by 19.2% in the first quarter of fiscal 2014 versus the prior year period. UK service revenues for the first quarter of fiscal 2014 were $27.7 million, a decrease of 11.1% versus the prior year period. Excluding the impact foreign currency, which increased UK service revenues for the first quarter of fiscal 2014 by $1.8 million, UK service revenues decreased 16.8% versus the prior year period. The decline in UK service revenues was driven primarily by a decline of 17.6% in UK meetings paid weeks, and to a lesser extent by a 12.0% decline in UK Online paid weeks, versus the prior year period. Paid weeks performance in the first quarter of fiscal 2014 was driven by the lower active bases in both the meetings and Online businesses at the beginning of the first quarter of fiscal 2014 versus the beginning of the first quarter of fiscal 2013 coupled with lower recruitments in the first quarter of fiscal 2014 as compared to levels in the prior year period. Recruitments were negatively impacted, primarily in the meetings business, by a strong local competitor in the UK market. In response to further weakening recruitment trends early in the first quarter of fiscal 2014, the United Kingdom created new advertising highlighting the power of food and food choice, implemented new promotional tactics and invested in a local marketing campaign to directly combat a strong local competitor.

In the United Kingdom, product sales and other for the first quarter of fiscal 2014 were $14.5 million, a decrease of $3.3 million, or 18.4%, from $17.8 million in the first quarter of fiscal 2013. Excluding the impact of foreign currency, which increased our product sales and other for the first quarter of fiscal 2014 by $0.9 million, product sales and other in the first quarter of fiscal 2014 decreased by 23.5% versus the prior year period. The decline in product sales and other was driven primarily by declining in-meeting product sales. In the first quarter of fiscal 2014, in-meeting product sales of $9.3 million decreased by $2.8 million, or 23.0%, versus the prior year period. This decrease resulted primarily from a 13.4% attendance decline in the first quarter of fiscal 2014 as compared to the prior year period. In-meeting product sales per attendee decreased by 11.1%, or 16.4% on a constant currency basis, in the first quarter of fiscal 2014 versus the prior year period driven by the impact of the new Simple Start program on product sales.

First Quarter of Fiscal 2014 Continental Europe Performance

Revenues in Continental Europe in the first quarter of fiscal 2014 were $84.2 million, an increase of $2.0 million, or 2.5%, from $82.2 million in the prior year period. Excluding the impact of foreign currency, which increased Continental Europe revenues in the first quarter of fiscal 2014 by $3.1 million, Continental Europe revenues decreased by 1.3% in the first quarter of fiscal 2014 as compared to the prior year period. Despite weak recruitments in the quarter, Continental Europe service revenues for the first quarter of fiscal 2014 were $61.5 million, an increase of 5.3% versus the prior year period. Excluding the impact foreign currency, which increased Continental Europe service revenues for the first quarter of fiscal 2014 by $2.2 million, Continental Europe service revenues increased 1.5% versus the prior year period. The increase in Continental Europe service revenues on a constant currency basis was primarily the result of an increase of 9.4% in Online revenues versus the prior year period. This increase in Online revenues was driven by the higher active Online subscriber base at the start of the year which drove higher Online paid weeks in the quarter as compared to the prior year period.

In Continental Europe, product sales and other for the first quarter of fiscal 2014 were $22.7 million, a decrease of $1.1 million, or 4.5%, from $23.8 million in the first quarter of fiscal 2013. Excluding the impact of foreign currency, which increased our product sales and other for the first quarter of fiscal 2014 by $0.8 million, product sales and other in the first quarter of fiscal 2014 decreased by 8.1% versus the prior year period. The decline in product sales and other was driven primarily by declining in-meeting product sales. In the first quarter of fiscal 2014, in-meeting product sales of $15.8 million decreased by $0.7 million, or 4.4%, versus the prior year period. This decrease resulted primarily from a 2.7% attendance decline in the first quarter of fiscal 2014 as compared to the prior year period. In-meeting product sales per attendee decreased by 1.8%, or 5.4% on a constant currency basis, in the first quarter of fiscal 2014 versus the prior year period driven by declines in enrollment products.

First Quarter of Fiscal 2014 Other Performance

Revenues in Other in the first quarter of fiscal 2014 were $18.5 million, a decrease of $8.3 million, or 30.8%, from $26.8 million in the prior year period. Excluding the impact of foreign currency, which decreased Other revenues in the first quarter of fiscal 2014 by $2.1 million, Other revenues decreased by 22.9% in the first quarter of fiscal 2014 as compared to the prior year period. Other service revenues for the first quarter of fiscal 2014 were $10.9 million, a decrease of $3.6 million, or 25.2%, from the prior year period. Excluding the impact of foreign currency, which decreased Other service revenues in the first quarter of fiscal 2014 by $1.5 million, Other service revenues decreased by 14.8% in the first quarter of fiscal 2014 as compared to the prior year period. The decline in Other service revenues was driven primarily by a decline of 18.8% in meeting paid weeks, and to a lesser extent by a 18.2% decline in Online paid weeks, versus the prior year period. Other paid weeks performance in the first quarter of fiscal 2014 was driven by the lower active bases in both the meetings and Online businesses at the beginning of the first quarter of fiscal 2014 versus the beginning of the first quarter of fiscal 2013 coupled with lower recruitments as compared to levels in the prior year period.

Product sales and other in the Other segment for the first quarter of fiscal 2014 were $7.7 million, a decrease of $4.5 million, or 37.5%, from $12.2 million in the first quarter of fiscal 2013. Excluding the impact of foreign currency, which decreased product sales and other for the first quarter of fiscal 2014 by $0.7 million, product sales and other in the first quarter of fiscal 2014 decreased by 32.6% versus the prior year period. The decline in product sales and other was driven primarily by declining in-meeting product sales. In the first quarter of fiscal 2014, in-meeting product sales of $2.0 million decreased by $0.9 million, or 32.7%, versus the prior year period. This decrease resulted primarily from a 23.4% attendance decline in the first quarter of fiscal 2014 as compared to the prior year period.

Revenues from our franchisees totaled $3.2 million in the first quarter of fiscal 2014, a decline of $2.3 million, or 41.3%, from $5.5 million in the prior year period, driven in part by the decline in meetings business performance, similar to that which we experienced in North America, and in the number of franchises resulting from the recent acquisitions of several of our franchisees.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

	March 29,	December 28,	Increase/
	2014	2013	(Decrease)
	(in millions)
Total current assets	$368.0	$315.7	$52.3
Total current liabilities	399.0	345.8	53.2

Working capital deficit	(31.0)	(30.1)	0.9
Cash and cash equivalents	231.6	174.6	57.0
Current portion of long-term debt	30.0	30.0	0.0

Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(232.6)	$(174.7)	$57.9

We generally operate with negative working capital. This is driven in part by our commitment plans which are our primary payment method. These plans require members and subscribers to pay us for meetings and subscription products, respectively, before we pay for our obligations in the normal course of business. These prepayments are recorded as a current liability on our balance sheet which results in negative working capital. Our working capital deficit increased $0.9 million to $31.0 million at March 29, 2014 from $30.1 million at December 28, 2013. After making scheduled debt repayments of $6.0 million in the first quarter of fiscal 2014, the current portion of our long-term debt remained at $30.0 million versus the end of fiscal 2013 as described below (see “—Long-Term Debt”).

Excluding the changes in cash and cash equivalents and current portion of long-term debt from both periods, the working capital deficit at March 29, 2014 increased by $57.9 million to $232.6 million from $174.7 million at December 28, 2013. The primary factors contributing to this increase in our working capital deficit were a $26.7 million increase in deferred revenue due to the seasonality in our Online and Monthly Pass active bases, a $13.4 million increase in the derivative payable and a $17.8 million net increase to the working capital deficit resulting from other operational items.

These other operational items that resulted in the net increase of $17.8 million to the working capital deficit included a $10.3 million increase in accounts payable, an $8.3 million reduction in inventory, a $5.4 million increase in other accrued liabilities, offset by a timing-related increase of $2.0 million in income tax liabilities and a 4.2 million increase in accounts receivable.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the three months ended:

	March 29,	March 30,
	2014	2013
	(in millions)
Net cash provided by operating activities	$80.9	$115.2
Net cash used in investing activities	$(17.9)	$(58.2)
Net cash used in financing activities	$(6.1)	$(3.1)

Operating Activities

First Quarter of Fiscal 2014

Cash flows provided by operating activities of $80.9 million for the first quarter of fiscal 2014 decreased by $34.3 million from $115.2 million in the first quarter of fiscal 2013. The decrease in cash provided by operating activities was primarily the result of lower net income in the first quarter of fiscal 2014 as compared to the prior year period.

The $80.9 million of cash flows provided by operating activities for the first quarter of fiscal 2014 exceeded the period’s net income by $59.4 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital as described above (see “—Balance Sheet Working Capital”) and non-cash expenses.

First Quarter of Fiscal 2013

The $115.2 million of cash flows provided by operating activities for the first quarter of fiscal 2013 exceeded the period’s net income by $66.4 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital, non-cash expenses and differences between book and cash taxes.

Investing Activities

First Quarter of Fiscal 2014

Net cash used for investing activities totaled $17.9 million in the first quarter of fiscal 2014, a decrease of $40.3 million as compared to the first quarter of fiscal 2013. This decrease was primarily attributable to the net purchase price of $14.2 million paid less cash acquired of $2.3 million for our controlling equity interest in our Brazilian partnership in the first quarter of fiscal 2014 as compared to the $35.0 million aggregate purchase price paid for franchise acquisitions completed in the first quarter of fiscal 2013. In addition, in the first quarter of fiscal 2014, we incurred lower capital expenditures due to the benefit of not having expenditures in connection with the move of our headquarters and our retail initiative as we did in the first quarter of fiscal 2013.

Post First Quarter of Fiscal 2014

After the end of the Company’s first quarter of fiscal 2014, on April 16, 2014, the Company acquired Knowplicity, Inc., d/b/a Wello, an online fitness and personal training company.

First Quarter of Fiscal 2013

Net cash used for investing activities totaled $58.2 million in the first quarter of fiscal 2013, an increase of $37.2 million as compared to the first quarter of fiscal 2012. This increase was primarily attributable to the $35.0 million aggregate purchase price paid in connection with our acquisition of substantially all of the assets of our Alberta and Saskatchewan, Canada franchisees, Weight Watchers of Alberta Ltd. and Weight Watchers of Saskatchewan Ltd. In addition, we incurred capital expenditures in connection with the move of our headquarters, our retail initiative and capitalized software expenditures to support global systems initiatives.

Financing Activities

First Quarter of Fiscal 2014

Net cash used for financing activities totaled $6.1 million in the first quarter of fiscal 2014, primarily due to payments on term loans under the WWI Credit Facility (as defined hereafter) of $6.0 million.

First Quarter of Fiscal 2013

Net cash used for financing activities totaled $3.1 million in the first quarter of fiscal 2013 and included payments on term loans under our then existing credit facility of $57.3 million offset by additional revolver borrowings of $51.0 million. In addition, we received $2.6 million in proceeds from stock options exercised in the first quarter of fiscal 2013. In the fourth quarter of fiscal 2012, our Board of Directors declared a quarterly cash dividend and accelerated its payment to December 2012 instead of having it paid in January 2013 as it historically had done for fourth quarter dividend declarations.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at March 29, 2014:

Long-Term Debt

At March 29, 2014

(in millions)

Balance
Revolving Facility due April 2, 2018	$—
Tranche B-1 Term Facility due April 2, 2016	297.8
Tranche B-2 Term Facility due April 2, 2020	2,084.2

Total Debt	2,382.0
Less Current Portion	30.0

Total Long-Term Debt	$2,352.0

Our credit facilities at the end of the first quarter of fiscal 2013 consisted of the following term loan facilities and revolving credit facilities: a tranche A-1 loan, a tranche B loan, or Term B Loan, a tranche C loan, or Term C Loan, a tranche D loan, or Term D Loan, a tranche E loan, or Term E Loan, a tranche F loan, or Term F Loan, revolving credit facility A-1, or Revolver A-1 and revolving credit facility A-2, or Revolver A-2.

On April 2, 2013, we refinanced our credit facilities pursuant to a Credit Agreement, or the New Credit Agreement, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, The Bank of Nova Scotia, as revolving agent, swingline lender and an issuing bank, and the other parties thereto. The New Credit Agreement provides for (a) a revolving credit facility (including swing line loans and letters of credit) in an initial aggregate principal amount of $250.0 million that will mature on April 2, 2018, or the Revolving Facility, (b) an initial term B-1 loan credit facility in an aggregate principal amount of $300.0 million that will mature on April 2, 2016, or Tranche B-1 Term Facility, and (c) an initial term B-2 loan credit facility in an aggregate principal amount of $2,100.0 million that will mature on April 2, 2020, or Tranche B-2 Term Facility. We refer herein to the Tranche B-1 Term Facility together with the Tranche B-2 Term Facility as the Term Facilities, and the Term Facilities and Revolving Facility collectively as the WWI Credit Facility. In connection with this refinancing, we used the proceeds from borrowings under the Term Facilities to pay off a total of $2,399.9 million of outstanding loans, consisting of $128.8 million of Term B Loans, $110.6 million of Term C Loans, $117.6 million of Term D Loans, $1,125.0 million of Term E Loans, $817.9 million of Term F Loans, $21.2 million of loans under the Revolver A-1 and $78.8 million of loans under the Revolver A-2. Following the refinancing of a total of $2,399.9 million of loans, at April 2, 2013, we had $2,400.0 million debt outstanding under the Term Facilities and $248.8 million of availability under the Revolving Facility. We incurred fees of $44.8 million during the second quarter of fiscal 2013 in connection with this refinancing. In the second quarter of fiscal 2013, we wrote-off fees associated with this refinancing which resulted in our recording a charge of $21.7 million in early extinguishment of debt.

At March 29, 2014, we had $2,382.0 million outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under the Revolving Facility. In addition, at March 29, 2014, the Revolving Facility had $1.6 million in issued but undrawn letters of credit outstanding thereunder and $248.4 million in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) will be used for working capital and general corporate purposes.

At March 29, 2014 and December 28, 2013, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 3.90% and 3.65% per annum at March 29, 2014 and December 28, 2013, respectively. The average interest rate on our debt including the impact of swaps was approximately 4.08% per annum at December 28, 2013. Our forward starting swap became effective on March 31, 2014. Therefore, at March 29, 2014, the average interest was not impacted by swaps.

Borrowings under the New Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. The applicable margin relating to both of the Term Facilities will increase by 25 basis points in the event that we receive a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon our Consolidated Leverage Ratio (as defined in the New Credit Agreement). At March 29, 2014, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on our Consolidated Leverage Ratio as of March 29, 2014, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.25% or base rate plus an applicable margin of 1.25%.

On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate, but in no event exceed 0.50% per annum, depending upon our Consolidated Leverage Ratio. At our Consolidated Leverage Ratio as of March 29, 2014, the commitment fee was 0.40% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

The New Credit Agreement contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The Revolving Facility requires us to not exceed a specified Consolidated Leverage Ratio, but only if borrowings under the Revolving Facility exceed 20.0% of revolving commitments as of the end of such fiscal quarter. As of March 29, 2014, the maximum Consolidated Leverage Ratio was 5.00:1.00 and borrowings in excess of $50 million would require us to not exceed such ratio. As of March 29, 2014, our actual Consolidated Leverage Ratio was 4.52:1.00 and there were no borrowings under our Revolving Facility and total letters of credit issued were $1.6 million. The requirement to not exceed the Consolidated Leverage Ratio may effectively limit our ability to borrow funds in excess of $50.0 million under the Revolving Facility. The Term Facilities do not require us to maintain any financial ratios. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets secure the WWI Credit Facility.

The following schedule sets forth our year-by-year debt obligations at March 29, 2014:

Total Debt Obligation

(Including Current Portion)

At March 29, 2014

(in millions)

Remainder of fiscal 2014	$24.0
Fiscal 2015	24.0
Fiscal 2016	307.5
Fiscal 2017	21.0
Fiscal 2018	21.0
Thereafter	1,984.5

Total	$2,382.0

Dividends and Stock Transactions

We historically have issued a quarterly cash dividend of $0.175 per share of our common stock every quarter for the past several fiscal years. On October 30, 2013, we announced that we suspended our quarterly cash dividend. We currently intend to use the related annual cash savings to preserve financial flexibility while funding our strategic growth initiatives and building cash for future debt repayments. Any future determination to declare and pay dividends will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors it may deem relevant. The WWI Credit Facility also contains restrictions on our ability to pay dividends on our common stock.

On October 9, 2003, our Board of Directors authorized and we announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized and we announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the three months ended March 29, 2014 and March 30, 2013, the Company repurchased no shares of its common stock in the open market under this program.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the WWI Credit Facility agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if the Consolidated Leverage Ratio is greater than 3.25:1. As of March 29, 2014, our Consolidated Leverage Ratio was greater than 3.25:1 and we expect that it will remain above 3.25:1 for the foreseeable future.

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

As of March 29, 2014, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2013 have not materially changed from December 28, 2013.

As of March 29, 2014, based on the amount of our variable rate debt, a hypothetical 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $11.9 million. This change in market risk exposure from the end of fiscal 2013 was due to a reduction of the notional amount of our interest rate swap from $466.3 million at December 28, 2013 to $0 at March 29, 2014 due to there being no interest rate swap then in effect given the interest rate swap termination on January 27, 2014.

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

Securities Class Action Matters

In March 2014, two substantially identical purported class action complaints alleging violation of the federal securities laws were filed by individual shareholders against the Company, certain of our current and former officers and directors, and our controlling shareholder, in the United States District Court for the Southern District of New York. The complaints were filed on behalf of all purchasers of our common stock, no par value per share, between February 14, 2012 and October 30, 2013, inclusive (the “Class”). The complaints allege that, during that period, the defendants disseminated materially false and misleading statements and/or concealed material adverse facts. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs seek to recover unspecified damages on behalf of the Class. We believe that the suits are without merit and intend to vigorously defend them.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description
†*Exhibit 10.1	Offer Letter, dated as of September 30, 2013, by and between Weight Watchers International, Inc. and Lesya Lysyj.

*Exhibit 31.1	Rule 13a-14(a) Certification by James Chambers, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101
*EX-101.INS	XBRL Instance Document
*EX-101.SCH	XBRL Taxonomy Extension Schema
*EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit Number	Description
*EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
*EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: May 8, 2014	By:	/s/ James Chambers
James Chambers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
†*Exhibit 10.1	Offer Letter, dated as of September 30, 2013, by and between Weight Watchers International, Inc. and Lesya Lysyj.

*Exhibit 31.1	Rule 13a-14(a) Certification by James Chambers, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101
*EX-101.INS	XBRL Instance Document
*EX-101.SCH	XBRL Taxonomy Extension Schema
*EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
*EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
*EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
*EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Represents a management arrangement or compensatory plan.