Form 10-Q
period 2014-06-28
WEIGHT WATCHERS INTERNATIONAL INC
filed 2014-08-07
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

The number of shares of common stock outstanding as of July 31, 2014 was 56,674,154.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	June 28,	December 28,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$276,470	$174,557
Receivables (net of allowances: June 28, 2014 - $3,803 and December 28, 2013 - $3,477)	37,290	36,248
Inventories	28,509	40,939
Deferred income taxes	23,010	24,457
Prepaid expenses and other current assets	34,272	39,524

TOTAL CURRENT ASSETS	399,551	315,725

Property and equipment, net	81,092	87,052
Franchise rights acquired	840,875	836,835
Goodwill	114,826	79,294
Trademarks and other intangible assets, net	49,150	45,297
Deferred financing costs, net	38,129	42,046
Other noncurrent assets	2,741	2,682

TOTAL ASSETS	$1,526,364	$1,408,931

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$30,000	$30,000
Accounts payable	37,917	45,496
Derivative payable	39,304	7,578
Other accrued liabilities	168,442	175,639
Income taxes payable	18,951	10,777
Deferred revenue	91,115	76,330

TOTAL CURRENT LIABILITIES	385,729	345,820

Long-term debt	2,346,000	2,358,000
Deferred income taxes	175,977	164,064
Other	16,557	15,669

TOTAL LIABILITIES	2,924,263	2,883,553

Redeemable noncontrolling interests	6,405	0

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 112,195 shares issued	0	0
Treasury stock, at cost, 55,524 shares at June 28, 2014 and 55,562 shares at December 28, 2013	(3,254,879)	(3,256,406)
Retained earnings	1,855,225	1,773,267
Accumulated other comprehensive income	(4,650)	8,517

TOTAL DEFICIT	(1,404,304)	(1,474,622)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,526,364	$1,408,931

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Service revenues, net	$318,657	$372,407	$635,354	$743,908
Product sales and other, net	78,890	98,481	171,551	217,770

Revenues, net	397,547	470,888	806,905	961,678

Cost of services	135,345	142,631	279,954	297,301
Cost of product sales and other	36,388	44,542	78,237	97,025

Cost of revenues	171,733	187,173	358,191	394,326

Gross profit	225,814	283,715	448,714	567,352

Marketing expenses	46,231	70,750	161,566	192,951
Selling, general and administrative expenses	65,019	58,989	121,531	117,306

Operating income	114,564	153,976	165,617	257,095

Interest expense	31,191	26,856	56,453	49,406
Other expense (income), net	889	(142)	1,159	1,154
Gain on Brazil acquisition	0	0	(10,540)	0
Early extinguishment of debt	0	21,685	0	21,685

Income before income taxes	82,484	105,577	118,545	184,850

Provision for income taxes	28,392	40,661	42,922	71,181

Net income	54,092	64,916	75,623	113,669
Net income attributable to the noncontrolling interest	(90)	0	(90)	0

Net income attributable to Weight Watchers International, Inc.	$54,002	$64,916	$75,533	$113,669

Earnings per share
Basic	$0.95	$1.16	$1.34	$2.03

Diluted	$0.95	$1.15	$1.33	$2.02

Weighted average common shares outstanding
Basic	56,624	56,045	56,525	55,923

Diluted	56,657	56,325	56,585	56,276

Dividends declared per common share	$0.00	$0.18	$0.00	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net income including noncontrolling interests	$54,092	$64,916	$75,623	$113,669
Other comprehensive loss:
Foreign currency translation adjustments	5,360	(8,190)	4,060	(8,213)
Income tax effect on foreign currency translation adjustments	(2,512)	3,194	(1,587)	3,184

Foreign currency translation adjustments, net of taxes	2,848	(4,996)	2,473	(5,029)

Changes in loss on derivatives	(12,226)	2,465	(25,639)	5,083
Income tax effect on changes in loss on derivatives	4,768	(962)	9,999	(1,983)

Changes in loss on derivatives, net of taxes	(7,458)	1,503	(15,640)	3,100

Total other comprehensive loss	(4,610)	(3,493)	(13,167)	(1,929)

Comprehensive income including noncontrolling interests	49,482	61,423	62,456	111,740
Less: Net income attributable to the noncontrolling interest	(90)	0	(90)	0
Less: Foreign currency translation adjustments, net of taxes attributable to the noncontrolling interest	(11)	0	(225)	0

Comprehensive income attributable to the noncontrolling interest	(101)	0	(315)	0

Comprehensive income attributable to Weight Watchers International, Inc.	$49,381	$61,423	$62,141	$111,740

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 28,	June 29,
	2014	2013
Operating activities:
Net income	$75,623	$113,669
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,605	21,527
Amortization of deferred financing costs	3,917	3,749
Share-based compensation expense	4,427	2,234
Deferred tax provision	19,909	13,874
Allowance for doubtful accounts	224	(31)
Reserve for inventory obsolescence	5,132	5,046
Foreign currency exchange rate loss	1,132	1,117
Loss on disposal of assets	15	1,373
Gain on Brazil acquisition	(10,540)	0
Early extinguishment of debt	0	21,685
Other items, net	(183)	0
Changes in cash due to:
Receivables	173	(1,190)
Inventories	8,436	5,733
Prepaid expenses	4,940	3,639
Accounts payable	(7,824)	(14,321)
UK self-employment liability	0	(7,272)
Accrued liabilities	3,695	(12,232)
Deferred revenue	13,852	15,748
Income taxes	(1,034)	3,665

Cash provided by operating activities	145,499	178,013

Investing activities:
Capital expenditures	(4,531)	(30,988)
Capitalized software expenditures	(10,874)	(10,796)
Cash paid for acquisitions	(16,678)	(35,000)
Other items, net	111	415

Cash used for investing activities	(31,972)	(76,369)

Financing activities:
Proceeds from new term loans	0	2,400,000
Payments on long-term debt	(12,000)	(2,406,364)
Payment of dividends	(79)	(9,858)
Deferred financing costs	0	(44,783)
Proceeds from stock options exercised	139	9,630
Tax benefit of restricted stock units vested and stock options exercised	1	1,731

Cash used for financing activities	(11,939)	(49,644)

Effect of exchange rate changes on cash and cash equivalents and other	325	(2,238)

Net increase in cash and cash equivalents	101,913	49,762
Cash and cash equivalents, beginning of period	174,557	70,215

Cash and cash equivalents, end of period	$276,470	$119,977

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

Revisions:

The classification of certain brand marketing funds received from licensees has been revised to reflect them as revenue as opposed to being recorded as an offset to expense, increasing the three and six months ended June 29, 2013 Product sales and other, net, Cost of product sales and other, Gross profit, Marketing expenses and Selling, general and administrative expenses as follows:

	June 29, 2013
	Three	Six
	Months	Months
	Ended	Ended
Product sales and other, net	$5,759	$9,621
Cost of product sales and other	$287	$662
Gross profit	$5,472	$8,959
Marketing expenses	$5,194	$8,481
Selling, general and administrative expenses	$278	$478

These adjustments were not considered to be material, individually or in the aggregate, to previously issued financial statements. However, because of the significance of these adjustments, the Company revised its three and six months ended June 29, 2013 consolidated statements of net income. These revisions had no impact on the consolidated balance sheets, consolidated statements of comprehensive income or consolidated statements of cash flows included in these financial statements.

2.	Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on accounting for revenue from contracts with customers. The objective of this guidance is to provide a single, comprehensive revenue recognition model, to remove existing industry specific guidance and to expand qualitative and quantitative disclosures. The core principle of the new standard is for revenue recognition to depict transfer of control to the customer in an amount that reflects consideration to which an entity expects to be entitled. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption not permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the consolidated financial position, results of operations or cash flows of the Company.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In April 2014, the FASB issued updated guidance on reporting discontinued operations and disclosures of disposals of components of an entity. This guidance raises the threshold for disposal transactions to qualify as discontinued operations and focuses on disposal transactions that represent strategic shifts having a major effect on operations and financial results, requiring additional disclosures and revising balance sheet presentation. This guidance is effective for fiscal years beginning after December 15, 2014, and interim periods within those fiscal years and is not expected to have a material impact to the Company’s financial position, results of operations or cash flows.

Reclassification:

Certain prior year amounts have been reclassified to conform to the current period presentation. With respect to the Company’s previously announced change in segment reporting, segment data for the three and six months ended June 29, 2013 has been revised to reflect the new reportable segment structure. See Note 13 for disclosures related to segments.

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

The fair value of the redeemable noncontrolling interests has been preliminarily valued at $6,314. In connection with the acquisition, a call option and a put option were granted related to the 20% interest in VPM not owned by the Company.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The net purchase price of the Brazil acquisition has been preliminarily allocated as follows:

Fair value of consideration transferred:
Net purchase price	$14,181
Less cash acquired	2,262

Total	11,919
Gain on acquisition	10,540
Redeemable noncontrolling interests	6,314

28,773

Identifiable assets acquired and liabilities assumed:
Franchise rights acquired	2,000
Receivables	1,139
Fixed assets	575
Prepaid expenses	421
Inventory	287
Customer relationship value	275
Other assets	199
Accrued liabilities	(1,063)
Deferred tax on acquired intangibles	(680)
Deferred revenue	(445)
Income taxes payable	(258)
Accounts payable	(91)

Total identifiable net assets	2,359

Goodwill	$26,414

The acquisition preliminarily resulted in goodwill related to, among other things, expected synergies in operations and the ability of the Company to provide VPM with various intellectual property and technology innovations which will afford additional future opportunities in the meetings and Online businesses within the growing market where VPM operates. The Company does not expect goodwill to be deductible for tax purposes. The amounts are preliminary because the valuations have not been finalized.

Acquisition of Wello

On April 16, 2014, the Company acquired Knowplicity, Inc., d/b/a Wello, an online fitness and personal training company for a net purchase price of $9,115 less cash acquired of $11. Payment was in the form of stock issued $4,345 and cash $4,770. The total purchase price of Wello has been preliminarily allocated to goodwill ($7,215), website development ($3,088), prepaid expenses ($4) and fixed assets ($1) offset by deferred tax liabilities ($1,204). As a result of the acquisition, Wello became a wholly owned subsidiary of the Company and the Company began to consolidate the entity since the date of acquisition.

Goodwill is related to, among other things, expected synergies in operations. The Company does not expect goodwill to be deductible for tax purposes. The amounts are preliminary because the valuations have not been finalized.

4.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the six months ended June 28, 2014, the change in the carrying value of franchise rights acquired is due to the VPM acquisition, as described in Note 3, and the effect of exchange rate changes as follows:

Balance as of December 28, 2013	$836,835
Franchise rights acquired during the period	2,000
Amortization of Brazil franchise rights acquired	(200)
Effect of exchange rate changes	2,240

Balance as of June 28, 2014	$840,875

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The franchise rights acquired related to the VPM acquisition are being amortized ratably over a 2 year period.

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisition of the majority interest in VPM in the first quarter of fiscal 2014 and the acquisition of Wello in the second quarter of fiscal 2014, as described in Note 3. For the six months ended June 28, 2014, the change in the carrying amount of goodwill is due to the VPM and Wello acquisitions and the effect of exchange rate changes as follows:

	North America	UK	CE	Other	Total
Balance as of December 28, 2013	$67,699	$1,530	$8,345	$1,720	$79,294
Goodwill acquired during the period	7,215	0	0	26,414	33,629
Effect of exchange rate changes	37	0	0	1,866	1,903

Balance as of June 28, 2014	$74,951	$1,530	$8,345	$30,000	$114,826

The carrying amount of finite-lived intangible assets as of June 28, 2014 and December 28, 2013 was as follows:

	June 28, 2014		December 28, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$92,987	$68,567	$85,095	$62,418
Website development costs	75,098	54,141	69,660	48,060
Trademarks	10,774	10,090	10,691	9,955
Other	10,193	7,104	7,021	6,737

	$189,052	$139,902	$172,467	$127,170

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $6,986 and $13,179 for the three and six months ended June 28, 2014, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $5,846 and $11,663 for the three and six months ended June 29, 2013, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2014	$14,180
Fiscal 2015	$19,252
Fiscal 2016	$10,829
Fiscal 2017	$4,147
Fiscal 2018 and thereafter	$742

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	June 28, 2014		December 28, 2013
		Effective		Effective
	Balance	Rate	Balance	Rate
Revolving Facility due April 2, 2018	$0	0.00%	$0	0.00%
Tranche B-1 Term Facility due April 2, 2016	297,000	3.09%	298,500	2.97%
Tranche B-2 Term Facility due April 2, 2020	2,079,000	3.93%	2,089,500	3.75%

Total Debt	2,376,000	3.82%	2,388,000	3.49%
Less Current Portion	30,000		30,000

Total Long-Term Debt	$2,346,000		$2,358,000

The Company’s credit facilities at the end of the first six months of fiscal 2013 consisted of the following term loan facilities and revolving credit facilities: a tranche A-1 loan, a tranche B loan (“Term B Loan”), a tranche C loan (“Term C Loan”), a tranche D loan (“Term D Loan”), a tranche E loan (“Term E Loan”), a tranche F loan (“Term F Loan”), revolving credit facility A-1 (“Revolver A-1” ) and revolving credit facility A-2 (“Revolver A-2”).

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

At June 28, 2014, the Company had $2,376,000 outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under the Revolving Facility. In addition, at June 28, 2014, the Revolving Facility had $1,554 in issued but undrawn letters of credit outstanding thereunder and $248,446 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) will be used for working capital and general corporate purposes.

Borrowings under the New Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. The applicable margin relating to both of the Term Facilities will increase by 25 basis points in the event that the Company receives a corporate rating of BB- (or lower) from S&P

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

and a corporate rating of Ba3 (or lower) from Moody’s. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon the Company’s Consolidated Leverage Ratio (as defined in the New Credit Agreement). At June 28, 2014, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on the Company’s Consolidated Leverage Ratio as of June 28, 2014, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.25% or base rate plus an applicable margin of 1.25%. On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of June 28, 2014, the commitment fee was 0.40% per annum. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

The New Credit Agreement contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The Revolving Facility requires the Company to not exceed a specified Consolidated Leverage Ratio, but only if borrowings under the Revolving Facility exceed 20.0% of revolving commitments as of the end of such fiscal quarter. As of June 28, 2014, borrowings in excess of $50,000 would require us to not exceed such ratio. As of June 28, 2014, there were no borrowings under our Revolving Facility and total letters of credit issued were $1,554. The Term Facilities do not require the Company to maintain any financial ratios. The WWI Credit Facility is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all of the Company’s assets secure the WWI Credit Facility.

At June 28, 2014 and December 28, 2013, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The average interest rate on the Company’s debt, exclusive of the impact of swaps, was approximately 3.89% and 3.65% per annum at June 28, 2014 and December 28, 2013, respectively. The average interest rate on our debt including the impact of swaps was approximately 4.08% per annum at December 28, 2013. The Company’s forward starting swap became effective on March 31, 2014. The average interest rate on our debt including the impact of swaps was approximately 4.92% per annum at June 28, 2014.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Numerator:
Net income	$54,002	$64,916	$75,533	$113,669

Denominator:
Weighted average shares of common stock outstanding	56,624	56,045	56,525	55,923
Effect of dilutive common stock equivalents	33	280	60	353

Weighted average diluted common shares outstanding	56,657	56,325	56,585	56,276

Earnings per share
Basic	$0.95	$1.16	$1.34	$2.03

Diluted	$0.95	$1.15	$1.33	$2.02

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 3,350 and 1,335 for the three months ended June 28, 2014 and June 29, 2013, respectively, and 2,762 and 1,275 for the six months ended June 28, 2014 and June 29, 2013, respectively.

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

The effective tax rates for the three and six months ended June 28, 2014 were 34.4% and 36.2%, respectively. The effective tax rate for both the three and six months ended June 29, 2013 was 38.5%. For both the three and six months ended June 28, 2014, the primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were state income taxes and increases in our valuation allowances offset by a net tax benefit associated with the closure of our China business and lower rates in certain foreign jurisdictions. For both the three and six months ended June 29, 2013, the primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were state income taxes and increases in valuation allowances, offset by lower rates in certain foreign jurisdictions. During the three months ended June 28, 2014 the Company recorded a $1,500 increase to its valuation allowance related to tax benefits for foreign losses that are not expected to be realized. The recognition of this valuation allowance should have occurred in prior periods as the losses were incurred. However, the impact is not material to any previously issued period or the expected full year 2014 financial statements. As a result, the Company corrected this error in the second quarter of fiscal 2014.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.	Legal

Jeri Connolly et al. v. Weight Watchers North America, Inc.

In August 2013, the Company was contacted by plaintiffs’ counsel in the previously filed and settled Sabatino v. Weight Watchers North America, Inc. case (“Sabatino”), threatening to file a new class action on behalf of the Company’s current and former service providers in California asserting various wage and hour claims, including but not limited to claims for unpaid overtime and minimum wage violations, which allegedly accrued after the effective date of the Sabatino settlement. On March 17, 2014, the parties came to an agreement in principle to settle the matter on a class-wide basis for $1,688. On April 29, 2014, the parties executed a Memorandum of Understanding to document the terms and conditions of settlement and, the following day, plaintiffs filed a complaint regarding the claims at issue in the Northern District of California. On June 11, 2014, the parties filed a formal settlement agreement and other required documents for the Court’s preliminary approval. On July 21, 2014, the parties received the Court’s preliminary approval of the settlement agreement. A hearing seeking the Court’s final approval of the settlement is scheduled for December 2014. The Company believes that its previously recorded reserve is adequate with respect to this matter.

In re Weight Watchers International, Inc. Securities Litigation

In March 2014, two substantially identical putative class action complaints alleging violation of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current and former officers and directors, and the Company’s controlling shareholder, in the United States District Court for the Southern District of New York. The complaints were purportedly filed on behalf of all purchasers of the Company’s common stock, no par value per share, between February 14, 2012 and October 30, 2013, inclusive (the “Class”). The complaints allege that, during that period, the defendants disseminated materially false and misleading statements and/or concealed material adverse facts. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The plaintiffs seek to recover unspecified damages on behalf of the Class. In June 2014, the Court consolidated the cases and appointed lead plaintiffs and lead counsel. The Company continues to believe that the suits are without merit and intends to defend them vigorously.

New York State Department of Taxation and Finance Matter

In 2010, the New York State Department of Taxation and Finance (“NYSDTF”) initiated an audit of the Online products (Online memberships and eTools) being sold by WeightWatchers.com to determine whether such products should be subject to New York state sales tax. On August 26, 2011, the NYSDTF issued a letter to the Company setting forth its position as to why the Online products sold by its Online subsidiary should be taxable. After discussions, the parties entered into a settlement agreement which included the following material terms: (1) the NYSDTF would not initiate any legal proceedings against the Company for any alleged unpaid sales taxes for its Online products; (2) the Company agreed to pay the NYSDTF $1,748 in lieu of claims of unpaid sales taxes; (3) the Company agreed to impose a sales tax for its Online products sold to New York-based customers going forward; and (4) the NYSDTF agreed that the Company could challenge the taxability of future versions of the Company’s Online products. On April 28, 2014, the Company sent the NYSDTF a signed copy of the settlement agreement, and the corresponding settlement payment. The Company updated its systems to begin charging sales tax to Online customers in New York effective June 1, 2014.

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

As of June 28, 2014 and June 29, 2013, the Company had in effect interest rate swaps with notional amounts totaling $1,500,000 and $468,750, respectively. In January 2009, the Company entered into a forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. Effective April 2, 2013, due to the Company’s debt refinancing, the Company ceased the application of hedge accounting for this swap. Accordingly, changes in the fair value of this swap were recorded in earnings subsequent to April 2, 2013 and were immaterial for the six months ended June 28, 2014.

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

As of June 28, 2014 and December 28, 2013, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amounts of $20,243 ($33,186 before taxes) and $4,603 ($7,546 before taxes), respectively.

The Company is hedging forecasted transactions for periods not exceeding the next seven years. The Company expects approximately $11,685 ($19,156 before taxes) of derivative losses included in accumulated other comprehensive income (loss) at June 28, 2014, based on current market rates, will be reclassified into earnings within the next 12 months.

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of June 28, 2014 and June 29, 2013, the fair value of the Company’s long-term debt was approximately $1,928,087 and $2,394,323, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of credit risk. See Note 10 for disclosures related to derivative financial instruments.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
		Quoted Prices in		Significant
	Total	Active Markets	Significant Other	Unobservable
	Fair	for Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability at June 28, 2014	$39,304	$0	$39,304	$0
Interest rate swap liability at December 28, 2013	$7,578	$0	$7,578	$0

12.	Accumulated Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income are as follows:

Changes in Accumulated Other Comprehensive Income by Component (a)

	Six Months Ended June 28, 2014
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
Beginning Balance at December 28, 2013	$(4,603)	$13,120	$8,517

Other comprehensive loss before reclassifications, net of tax	(19,872)	2,473	(17,399)
Amounts reclassified from accumulated other comprehensive income, net of tax (b)	4,232	0	4,232

Net current period other comprehensive loss	(15,640)	2,473	(13,167)

Ending Balance at June 28, 2014	$(20,243)	$15,593	$(4,650)

(a)    Amounts in parentheses indicate debits

(b)    See separate table below for details about these reclassifications

	Six Months Ended June 29, 2013
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
Beginning Balance at December 29, 2012	$(6,602)	$19,461	$12,859

Other comprehensive loss before reclassifications, net of tax	(22)	(5,029)	(5,051)
Amounts reclassified from accumulated other comprehensive income, net of tax (b)	3,122	0	3,122

Net current period other comprehensive income (loss)	3,100	(5,029)	(1,929)

Ending Balance at June 29, 2013	$(3,502)	$14,432	$10,930

(a)    Amounts in parentheses indicate debits

(b)    See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Income (a)

Details about Other Comprehensive Income Components	Three Months Ended		Six Months Ended		Affected Line Item in the Statement Where Net Income is Presented
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income
Loss on Qualifying Hedges
Interest rate contracts	$(6,117)	$(2,460)	$(6,937)	$(5,117)	Interest expense

	(6,117)	(2,460)	(6,937)	(5,117)	Income before income taxes
	2,386	959	2,705	1,995	Provision for income taxes

	$(3,731)	$(1,501)	$(4,232)	$(3,122)	Net income

(a)    Amounts in parentheses indicate debits to profit / loss

13.	Segment Data

Effective December 29, 2013, the Company realigned its organizational structure to improve the leverage of its significant assets and the alignment of its innovation efforts by integrating its Internet-based business with its meetings and other businesses and assigning responsibility for those integrated businesses on a geographical basis. This resulted in the Company changing the determination of its reportable segments such that the Company now has four reportable segments: North America, United Kingdom, Continental Europe and Other. Other consists of Asia Pacific and emerging markets operations and franchise revenues and related costs, all of which have been grouped together as if they were a single reportable segment because they do not meet any of the quantitative thresholds and are immaterial for separate disclosure. To be consistent with the information that is presented to the chief operating decision maker, the Company does not include intercompany activity in the segment results. Segment information for the three and six months ended June 29, 2013 presented below has been revised to reflect the new reportable segment structure.

	Total Revenue
	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
North America	$248,490	$317,805	$512,896	$650,669
United Kingdom	43,428	47,244	85,627	96,189
Continental Europe	84,250	82,430	168,481	164,631
Other	21,379	23,409	39,901	50,189

Total revenue	$397,547	$470,888	$806,905	$961,678

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Net Income
	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Segment operating income:
North America	$88,865	$127,768	$146,673	$230,218
United Kingdom	13,397	9,297	11,851	14,227
Continental Europe	32,075	26,188	37,918	30,277
Other	5,693	4,825	6,781	8,924

Total segment operating income	140,030	168,078	203,223	283,646
General corporate expenses	(25,466)	(14,102)	(37,606)	(26,551)
Interest expense	31,191	26,856	56,453	49,406
Other expense, net	889	(142)	1,159	1,154
Early extinguishment of debt	0	21,685	0	21,685
Gain on Brazil acquisition	0	—	(10,540)	0
Provision for taxes	28,392	40,661	42,922	71,181

Net Income	54,092	64,916	75,623	113,669
Net income attributable to noncontrolling interest	(90)	0	(90)	0

Net income attributable to Weight Watchers International, Inc.	$54,002	$64,916	$75,533	$113,669

	Depreciation and Amortization
	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
North America	$8,358	$7,986	$16,336	$16,477
United Kingdom	356	256	714	543
Continental Europe	616	540	1,209	1,098
Other	745	503	1,093	950

Total segment depreciation and amortization	10,075	9,285	19,352	19,068
General corporate depreciation and amortization	4,034	3,722	8,170	6,208

Depreciation and amortization	$14,109	$13,007	$27,522	$25,276

14.	Restructuring Charges

As previously disclosed, the Company has reviewed its organization and undertook a restructuring which resulted in the elimination of certain positions and the termination of employment of certain employees in the three and six months ended June 28, 2014. In connection with this plan, the Company recorded restructuring charges in connection with employee termination benefit costs of $6,498 ($3,964 after tax) and $10,154 ($6,199 after tax) during the three and six months ended June 28, 2014, respectively. For the three and six months ended June 28, 2014, these charges impacted cost of revenues by $3,174 and $4,686, respectively, and selling, general and administrative expense by $3,324 and $5,468, respectively. For the three and six months ended June 28, 2014, all restructuring charges were recorded to general corporate expense and therefore there was no impact to the segments.

For the six months ended June 28, 2014, the reconciliation of the liability balance for these restructuring charges was as follows:

Balance as of December 28, 2013	$0
Provision	10,154
Payments	(4,978)

Balance as of June 28, 2014	$5,176

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company expects $4,327 of the liability as of June 28, 2014 to be paid in fiscal 2014 and the remainder to be paid in fiscal 2015. The Company anticipates recording additional restructuring charges in connection with this plan and the related employee termination benefit costs of approximately $1,800 during the remainder of fiscal 2014.

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Cost of revenues, gross profit, gross profit margin, selling, general and administrative expenses, operating income, operating income margin, net income and earnings per fully diluted share are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis) to exclude the impact of expenses associated with our previously disclosed restructuring of our organization. Net income and earnings per fully diluted share are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis) to exclude the net tax benefit related to an intercompany loan write-off in connection with the closure of our China business and the establishment of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized, the impact of the gain on the Brazil acquisition (as discussed further herein) and the impact from the early extinguishment of debt charge associated with the Company’s previously reported debt refinancing. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of restructuring charges and/or the net tax benefit offset by the recognition of a valuation allowance and/or the gain on the Brazil acquisition and/or the impact of the early extinguishment of debt charge. Our management believes these non-GAAP financial measures provide supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

USE OF CONSTANT CURRENCY

As exchange rates are an important factor in understanding period-to-period comparisons, we believe in certain cases the presentation of results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this Quarterly Report on Form 10-Q, we calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding or adjusting for the impact of foreign currency or being on a constant currency basis. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2013. Our critical accounting policies have not changed since the end of fiscal 2013.

RESULTS OF OPERATIONS

OVERVIEW

Given declining recruitment trends experienced throughout fiscal 2013, we began fiscal 2014 with lower starting active bases in both the meetings and Online businesses as compared to the start of the prior year period. Despite the launch of our new two week starter plan, Simple Start, at the beginning of fiscal 2014, recruitment pressure, driven by the challenging competitive environment, continued into the first and second quarters of fiscal 2014. This recruitment decline, coupled with the lower active bases, led to a decline in total paid weeks and revenues in the first half of fiscal 2014 as compared to the prior year period.

Despite our continued focus on cost saving initiatives, the period-over-period revenue decline put substantial pressure on results of operations and caused operating income to decline in the first and second quarters of fiscal 2014 as compared to the prior year period. As part of management’s strategy to offset revenue decline, the Company undertook its previously disclosed plan to restructure its organization, which resulted in the elimination of certain positions and employees in the first and second quarters of fiscal 2014. In connection with this plan, the Company recorded restructuring charges in connection with employee termination benefit costs of $10.2 million ($6.2 million after tax) during the first half of fiscal 2014. The Company anticipates recording additional restructuring charges in connection with this plan, including the related employee termination benefit costs, of approximately $1.8 million in the aggregate during the remainder quarters of fiscal 2014. We expect $4.3 million of the liability as of June 28, 2014 to be paid in fiscal 2014 and the remainder to be paid in fiscal 2015.

As we look forward to fiscal 2015, we expect that we will enter the year with lower active bases in both our meetings and Online businesses as compared to the beginning of fiscal 2014. Irrespective of the recruitments for the remainder of fiscal 2014 and fiscal 2015, we expect the lower active bases at the beginning of fiscal 2015 as compared with the beginning of fiscal 2014 will on their own result in loss of earnings per share, or EPS, of approximately $0.60. In addition, our continued investment in healthcare and in the new technology platform (while also maintaining the legacy technology platform) will have a negative financial impact on our fiscal 2015 results.

THREE MONTHS ENDED JUNE 28, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 29, 2013

The table below sets forth selected financial information for the second quarter of fiscal 2014 from our consolidated statements of net income for the three months ended June 28, 2014 versus selected financial information for the second quarter of fiscal 2013 from our consolidated statements of net income for the three months ended June 29, 2013:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Three Months Ended
	June 28,	June 29,	Increase/	%
	2014	2013	(Decrease)	Change
Revenues, net	$397.5	$470.9	$(73.3)	(15.6%)

Cost of revenues	171.7	187.2	(15.4)	(8.2%)

Gross profit	225.8	283.7	(57.9)	(20.4%)
Gross Margin %	56.8%	60.3%

Marketing expenses	46.2	70.8	(24.5)	(34.7%)

Selling, general & administrative expenses	65.0	59.0	6.0	10.2%

Operating income	114.6	154.0	(39.4)	(25.6%)
Operating Income Margin %	28.8%	32.7%
Interest expense	31.2	26.9	4.3	16.1%
Other expense (income), net	0.9	(0.1)	1.0	(726.6%)
Early extinguishment of debt	—	21.7	(21.7)	(100.0%)

Income before income taxes	82.5	105.6	(23.1)	(21.9%)

Provision for income taxes	28.4	40.7	(12.3)	(30.2%)

Net income	54.1	64.9	(10.8)	(16.7%)
Net income attributable to the noncontrolling interest	(0.1)	—	(0.1)	—

Net income attributable to Weight Watchers International, Inc.	$54.0	$64.9	$(10.9)	(16.8%)

Weighted average diluted shares outstanding	56.7	56.3	0.3	0.6%

Diluted EPS	$0.95	$1.15	$(0.20)	(17.3%)

Note: Totals may not sum due to rounding.

Certain results for the second quarter of fiscal 2014 are adjusted to exclude the $6.5 million impact of charges from our restructuring plan and the $2.4 million net tax benefit related to an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of those components of our selected financial data for the three months ended June 28, 2014 that have been adjusted.

(in millions, except per share amounts)	Cost of Revenues	Gross Profit	Gross Profit Margin	Selling, General and Administrative Expenses	Operating Income	Operating Income Margin	Net Income Attributable to Company	Diluted EPS
Second quarter of fiscal 2014	$171.7	$225.8	56.8%	$65.0	$114.6	28.8%	$54.0	$0.95
Adjustments to Reported Amounts (1)
Restructuring charges (1)	(3.2)	3.2		(3.3)	6.5		4.0	0.07
Tax benefit, net (1)	—	—		—	—		(2.4)	(0.04)

Total Adjustments	(3.2)	3.2		(3.3)	6.5		1.6	0.03

Second quarter of fiscal 2014, as adjusted(1)	$168.6	$229.0	57.6%	$61.7	$121.1	30.5%	$55.6	0.98

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the second quarter of fiscal 2014 to exclude the impact of the $6.5 million ($4.0 million after tax) of charges associated with our previously disclosed plan to restructure our organization and the $2.4 million net tax benefit related to an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the second quarter of fiscal 2013 are adjusted to exclude the $21.7 million impact of the early extinguishment of debt charge. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of those components of our selected financial data for the three months ended June 29, 2013 that have been adjusted.

(in millions, except per share amounts)	Income Before Taxes	Provision for Income Taxes	Net Income	Diluted EPS
Second quarter of fiscal 2013	$105.6	$40.7	$64.9	$1.15
Adjustments to Reported Amounts (1)
Early extinguishment of debt charge (1)	21.7	8.4	13.3	0.24

Total Adjustments	21.7	8.4	13.3	0.24

Second quarter of fiscal 2013, as adjusted (1)	$127.3	$49.1	$78.3	$1.39

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the second quarter of fiscal 2013 to exclude the impact of the $21.7 million ($13.3 million after tax) early extinguishment of debt charge associated with of our previously reported debt refinancing. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

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

Revenues were $397.5 million in the second quarter of fiscal 2014, as compared to $470.9 million in the second quarter of fiscal 2013. Excluding the impact of foreign currency, which positively impacted our revenues for the second quarter of fiscal 2014 by $5.7 million, revenues in the second quarter of fiscal 2014 declined 16.8% versus the prior year period. This revenue decline in the second quarter of fiscal 2014 was driven by revenue declines in the meetings and Online businesses globally, most notably in North America.

Service revenues for the second quarter of fiscal 2014 were $318.7 million, a decrease of $53.7 million, or 14.4%, from $372.4 million in the prior year period. Excluding the impact of foreign currency, which increased our service revenues for the second quarter of fiscal 2014 by $3.9 million, service revenues in the second quarter of fiscal 2014 decreased by 15.5% versus the prior year period. The decline in service revenues was driven by a 14.4% decline in total paid weeks in the second quarter of fiscal 2014 to 47.9 million from 56.0 million in the prior year period. The decline in total paid weeks was driven by a 13.7% lower active base at the beginning of the second quarter of fiscal 2014 versus the beginning of the second quarter of fiscal 2013 as well as by the lower recruitments in the second quarter of fiscal 2014 as compared to the prior year period given the continuing challenging competitive environments in our markets.

Our active base is comprised of both active Monthly Pass subscribers and Online subscribers. Active Monthly Pass subscribers declined 10.7% to 1.4 million at the end of the second quarter of fiscal 2014 from 1.6 million at the end of the second quarter of fiscal 2013. Active Online subscribers decreased by 14.1% to 2.0 million at the end of the second quarter of fiscal 2014 from 2.3 million at the end of the second quarter of fiscal 2013. Global attendance decreased 12.9% to 10.3 million in the second quarter of fiscal 2014 from 11.9 million in the second quarter of fiscal 2013.

Product sales and other for the second quarter of fiscal 2014 were $78.9 million, a decrease of $19.6 million, or 19.9%, from $98.5 million in the second quarter of fiscal 2013. Excluding the impact of foreign currency, which increased our product sales and other for the second quarter of fiscal 2014 by $1.8 million, product sales and other in the second quarter of fiscal 2014 decreased by 21.8% versus the prior year period. In-meeting product sales for the second quarter of fiscal 2014 were $46.4 million, a decrease of $10.9 million, or 19.1%, from $57.3 million in the second quarter of fiscal 2013. Excluding the impact of foreign currency, which increased our in-meeting product sales for the second quarter of fiscal 2014 by $1.2 million, in-meeting product sales in the second quarter of fiscal 2014 decreased by 21.2% versus the prior year period. This decrease resulted primarily from a 12.9% decline in attendance in the second quarter of fiscal 2014 versus the prior year period. Additionally, product sales per attendee decreased 7.1%, or 9.5% on a constant currency basis, in the second quarter of fiscal 2014 versus the prior year period. This decrease in product sales per attendee in the second quarter of fiscal 2014 was primarily the result of a decline in sales of enrollment-related products in North America.

Other revenues include licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, Online advertising revenues, and advertising and subscription revenues from our publications and totaled $32.5 million for the second quarter of fiscal 2014, a decrease of $8.6 million, or 21.0%, from $41.2 million for the second quarter of fiscal 2013. Excluding the impact of foreign currency, which increased other revenues for the second quarter of fiscal 2014 by $0.7 million, other revenues were 22.6% lower in the second quarter of fiscal 2014 compared to the prior year period. Our licensing revenues decreased by 23.6% in the second quarter of fiscal 2014 versus the prior year period driven in large part by the timing of brand marketing related activities across many of our markets. Franchise royalties and sales of products to our franchisees declined in the aggregate by 23.6% in the second quarter of fiscal 2014 versus the prior year period. This decline in franchise royalties and sales of products to our franchisees was driven in part by our recent franchise acquisitions. Our by mail product sales and subscription revenues from our publications also declined in the aggregate by 13.4% in the second quarter of fiscal 2014 versus the prior year period.

See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the second quarter of fiscal 2014 was $171.7 million, a decline of $15.4 million from $187.2 million in the prior year period. Excluding the impact of restructuring charges, total cost of revenues in the second quarter of fiscal 2014 would have been $168.6 million, a decline of $18.6 million, or 9.9%, versus the prior year period. Excluding the impact of restructuring charges, gross profit for the second quarter of fiscal 2014 would have been $229.0 million, a decrease of $54.7 million, or 19.3%, from $283.7 million in the second quarter of fiscal 2013. Excluding the positive impact of foreign currency for the second quarter of fiscal 2014 of $3.2 million and the negative impact of restructuring charges, gross profit in the second quarter of fiscal 2014 decreased by $57.9 million, or 20.4%, versus the prior year period. Gross margin in the second quarter of fiscal 2014 was 56.8%. Excluding the impact of restructuring charges, gross margin in the second quarter of fiscal 2014 was 57.6%, as compared to gross margin of 60.3% in the second quarter of fiscal 2013. Gross margin compression was driven primarily by the decline in the North America gross margin which was partially offset by the mix shift toward the higher margin Continental Europe business. The decline in North America gross margin was driven primarily by the lower average number of members per meeting and the impact of the US service provider compensation changes. In addition, given that revenues in our Online business were flat as a percentage of total revenues, we did not benefit from a mix shift to our higher gross margin Online business in the second quarter of fiscal 2014 as compared to the prior year period where we had experienced this benefit.

Marketing

Marketing expenses for the second quarter of fiscal 2014 were $46.2 million, a decrease of $24.5 million, or 34.7%, versus the second quarter of fiscal 2013. Excluding the impact of foreign currency, which increased marketing expenses for the second quarter of fiscal 2014 by $0.8 million, marketing expenses were 35.8% lower in the second quarter of fiscal 2014 compared to the prior year period. The decline was primarily driven by lower TV media which resulted from first-time integrated TV spots for both our meetings and Online businesses in several markets. In addition, lower and more efficient digital marketing spend and timing of brand marketing promotions in the United States, the United Kingdom and Germany contributed to this decline. Marketing expenses as a percentage of revenue were 11.6% in the second quarter of fiscal 2014 as compared to 15.0% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $65.0 million for the second quarter of fiscal 2014 versus $59.0 million for the second quarter of fiscal 2013, an increase of $6.0 million, or 10.2%. Excluding the impact of the restructuring charges and foreign currency, second quarter of fiscal 2014 selling, general and administrative expenses increased by 3.5% versus the second quarter of fiscal 2013. Higher stock compensation expense, as we cycled against forfeitures in the prior year quarter, higher bonus expense and higher spend in connection with our healthcare and technology initiatives more than offset savings associated with our restructuring and other cost saving initiatives. Selling, general and administrative expenses as a percentage of revenue for the second quarter of fiscal 2014 increased to 16.4% from 12.5% for the second quarter of fiscal 2013. Excluding the impact of the restructuring charges, selling, general and administrative expenses as a percentage of revenue for the second quarter of fiscal 2014 increased to 15.5% from 12.5% for the second quarter of fiscal 2013.

Operating Income

Operating income for the second quarter of fiscal 2014 was $114.6 million, a decrease of $39.4 million, or 25.6%, from $154.0 million in the second quarter of fiscal 2013. Excluding the impact of the restructuring charges in the second quarter of fiscal 2014, and of foreign currency which positively impacted operating income for the second quarter of fiscal 2014 by $1.8 million, operating income in the second quarter of fiscal 2014 decreased by $34.7 million, or 22.5%, versus the prior year period. This decrease in operating income was primarily the result of lower service revenues from both our meetings and Online businesses in North America in the second quarter of fiscal 2014 versus the prior year period. Operating income margin in the second quarter of fiscal 2014 was 28.8%. Excluding the impact of the restructuring charges, our operating income margin in the second quarter of fiscal 2014 decreased to 30.5% from 32.7% in the second quarter of fiscal 2013. This decline in operating income margin was primarily driven by the decline in gross margin and higher selling, general and administrative expenses as a percentage of revenues, partially offset by lower marketing expenses as a percentage of revenues.

Interest Expense

Interest expense was $31.2 million for the second quarter of fiscal 2014, an increase of $4.3 million, or 16.1%, from $26.9 million in the second quarter of fiscal 2013. The increase was primarily driven by our interest rate swap that went into effect on March 31, 2014 offset by the interest rate swap that terminated on January 27, 2014 and higher interest rates on our debt due to a 25 basis point increase related to the issuance of revised corporate ratings by S&P and Moody’s on February 21, 2014. Our average debt outstanding decreased by $37.6 million to $2,376.1 million in the second quarter of fiscal 2014 from $2,413.7 million in the second quarter of fiscal 2013. The effective interest rate on our debt increased by 0.24% to 3.89% in the second quarter of fiscal 2014 from 3.65% in the second quarter of fiscal 2013. This increase was primarily as a result of a 25 basis point increase related to the issuance of revised corporate ratings by S&P and Moody’s on February 21, 2014. Including the impact of our swaps, our effective interest rate increased to 4.91% in the second quarter of fiscal 2014 from 4.07% in the second quarter of fiscal 2013.

Other Income and Expense

We incurred $0.9 million of other expense in the second quarter of fiscal 2014 as compared to $0.1 million of other income in the prior year period related to the impact of foreign currency on intercompany transactions in both periods.

Tax

Our effective tax rate was 34.4% for the second quarter of fiscal 2014 as compared to 38.5% for the second quarter of fiscal 2013. The decrease was due mainly to the net tax benefit associated with the closure of our China business that was recorded in the second quarter of fiscal 2014 offset by the recognition of a valuation allowance that was recorded in the second quarter of fiscal 2014 related to tax benefits previously recorded for foreign losses that are not expected to be realized. Excluding the impact of these items, our effective tax rate would have been 37.3%. The table below sets forth an effective tax rate reconciliation of those components of our selected financial data for the three months ended June 28, 2014 that have been adjusted.

	For the Three Months Ended
	June 28,	June 29,
	2014	2013
Effective tax rate second quarter of fiscal 2014	34.4%	38.5%
Adjustments to Reported Amounts (1)
Tax benefit, net (1)	2.9%	0.0%

Total Adjustments	2.9%	0.0%

Effective tax rate second quarter of fiscal 2014, as adjusted (1)	37.3%	38.5%

Note: Totals may not sum due to rounding

(1)	See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the company in the second quarter of fiscal 2014 declined 16.8% from $64.9 million in the second quarter of fiscal 2013 to $54.0 million. Excluding the impact of restructuring charges and the net tax benefit in the second quarter of fiscal 2014 offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized and the early extinguishment of debt in the second quarter of fiscal 2013, net income would have been $55.6 million in the second quarter of fiscal 2014, a decline of 28.9% versus the prior year period. This decline in net income was primarily driven by the decrease in operating income in the second quarter of fiscal 2014 versus the prior year period.

Earnings per fully diluted share, or EPS, in the second quarter of fiscal 2014 were $0.95, a decrease of $0.20 from $1.15 in the second quarter of fiscal 2013. Excluding the impact of the restructuring charges and the net tax benefit in the second quarter of fiscal 2014 offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized and the early extinguishment of debt in the second quarter of fiscal 2013, EPS would have been $0.98 in the second quarter of fiscal 2014 as compared to $1.39 in the prior year period.

Segment Results

Effective December 29, 2013, the Company realigned its organizational structure to improve the leverage of its significant assets and the alignment of its innovation efforts by integrating its Internet-based business and meetings and other businesses and assigning responsibility for those integrated businesses on a geographical basis. This resulted in the following new reporting segments: North America, United Kingdom, or UK, Continental Europe, or CE, and Other. “Other” consists of the Asia Pacific and emerging markets operations as well as our franchise revenues and related costs, all of which have been grouped together as if they were a single reportable segment because they do not meet any of the quantitative thresholds and are immaterial for separate disclosure.

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the three months ended June 28, 2014 and the percentage change in those metrics versus the relevant prior year period:

(in millions unless otherwise stated)	Three Months Ended June 28, 2014							Q2 2014
	GAAP			Constant Currency
		Product			Product		Total	Incoming	EOP
	Service	Sales &	Total	Service	Sales &	Total	Paid	Active	Active
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Base	Base
								(in thousands)
North America	$209.1	$39.4	$248.5	$210.4	$39.5	$249.9	31.3	2,425.4	2,197.7
UK	30.1	13.3	43.4	27.5	12.1	39.6	5.5	404.3	381.9
CE	65.7	18.5	84.3	62.8	17.6	80.5	9.7	738.5	701.4
Other (1)	13.7	7.7	21.4	14.1	7.8	21.9	1.4	77.0	76.1

Total	$318.7	$78.9	$397.5	$314.8	$77.1	$391.9	47.9	3,645.1	3,357.1

	% Change Q2 2014 vs. Q2 2013
North America	-20.9%	-26.0%	-21.8%	-20.4%	-25.7%	-21.3%	-19.4%	-18.2%	-17.3%
UK	-3.4%	-17.1%	-8.1%	-11.9%	-24.3%	-16.1%	-10.7%	-8.6%	-7.2%
CE	4.2%	-4.3%	2.2%	-0.4%	-8.8%	-2.4%	1.0%	2.5%	1.6%
Other (1)	-0.5%	-22.0%	-9.4%	2.4%	-20.6%	-7.2%	1.1%	-19.8%	-13.2%
Total	-14.4%	-19.9%	-15.6%	-15.5%	-21.8%	-16.8%	-14.4%	-13.7%	-12.7%

Note: Totals may not sum due to rounding.

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

(in millions unless otherwise stated)
	Three Months Ended June 28, 2014			Q2 2014		Three Months Ended June 28, 2014			Q2 2014
				Incoming Active	EOP				Incoming	EOP
	Meeting Fees		Meeting	Monthly	Active	Online Revenues		Online	Active	Active
		Constant	Paid	Pass	Monthly Pass		Constant	Paid	Online	Online
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$129.3	$130.0	13.4	941.3	895.9	$79.8	$80.3	17.9	1,484.1	1,301.8
UK	22.4	20.4	3.4	235.8	223.6	7.8	7.1	2.1	168.5	158.3
CE	38.0	36.2	3.5	256.6	235.5	27.8	26.6	6.2	481.9	465.8
Other (1)	9.9	10.0	0.8	34.6	33.3	3.8	4.1	0.6	42.4	42.8

Total	$199.5	$196.7	21.0	1,468.3	1,388.3	$119.2	$118.1	26.9	2,176.8	1,968.8

	% Change Q2 2014 vs. Q2 2013
North America	-19.8%	-19.3%	-16.9%	-15.9%	-13.8%	-22.7%	-22.2%	-21.1%	-19.7%	-19.5%
UK	-3.0%	-11.4%	-10.1%	-8.6%	-4.6%	-4.7%	-13.0%	-11.6%	-8.7%	-10.6%
CE	0.2%	-4.4%	-3.3%	-1.1%	-1.8%	10.3%	5.5%	3.7%	4.6%	3.3%
Other (1)	8.8%	10.4%	14.5%	-19.6%	-17.5%	-18.5%	-13.2%	-12.9%	-19.9%	-9.6%
Total	-13.7%	-14.9%	-12.9%	-12.6%	-10.7%	-15.6%	-16.4%	-15.5%	-14.5%	-14.1%

Note: Totals may not sum due to rounding.

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

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

Second Quarter of Fiscal 2014 North America Performance

In the second quarter of fiscal 2014, the decline in North America revenues was driven primarily by the decline in service revenues due primarily to the decline in total paid weeks. The decline in North America total paid weeks primarily resulted from the lower active base at the beginning of the second quarter of fiscal 2014 versus the beginning of the second quarter of fiscal 2013 as well as by lower recruitments in the second quarter of fiscal 2014 versus the prior year period. Despite the launch of Simple Start at the beginning of the year, recruitment softness continued in the quarter, impacted by activity monitors and free apps that generated significant consumer interest and influenced trial dynamics in the category. In response to weak recruitment trends early in the second quarter of fiscal 2014, North America adopted the food-focused creative ads from our UK business and continued to explore new promotional tactics.

The decline in North America product sales and other was driven primarily by a decline in in-meeting product sales. In the second quarter of fiscal 2014, in-meeting product sales of $22.5 million decreased by $10.0 million, or 30.6%, versus the prior year period. This decrease resulted primarily from a 16.9% attendance decline in the second quarter of fiscal 2014 as compared to the prior year period. In-meeting product sales per attendee decreased by 16.5% in the second quarter of fiscal 2014 versus the prior year period driven primarily by a decline in sales of enrollment-related products in North America.

The Company completed seven franchise acquisitions in North America in fiscal 2013. Franchise acquisitions benefited North America revenues by 0.8% and North America total paid weeks by 0.6% in the second quarter of fiscal 2014.

Second Quarter of Fiscal 2014 United Kingdom Performance

In the second quarter of fiscal 2014, the decline in UK revenues was driven by the decline in UK service revenues and the decline in product sales and other. The decline in UK service revenues was driven primarily by a decline of 11.6% in UK Online paid weeks and 10.1% in UK meetings paid weeks versus the prior year period. Paid weeks performance in the second quarter of fiscal 2014 was driven by the lower active bases in both the meetings and Online businesses at the beginning of the second quarter of fiscal 2014 versus the beginning of the second quarter of fiscal 2013 coupled with lower recruitments in the second quarter of fiscal 2014 as compared to levels in the prior year period. Despite the lower investment in TV media, recruitments, although still negative in the quarter, reflected an improving trend from the first quarter of fiscal 2014. This improved trend in recruitments was driven by the new advertising highlighting the power of food and food choice, new promotional tactics and a focused local marketing campaign to directly combat a strong local competitor.

The decline in UK product sales and other was driven primarily by a decline in licensing revenue and a decline in in-meeting product sales. In the second quarter of fiscal 2014, licensing revenue of $4.3 million declined $1.7 million or 27.8% (34.1% on a constant currency basis) from $6.0 million in the prior period driven by the timing associated with brand marketing as we cycled against a TV campaign in support of our licensing business. In-meeting product sales of $8.3 million decreased by $1.1 million, or 11.3%, versus the prior year period. This decrease resulted primarily from a 13.5% attendance decline in the second quarter of fiscal 2014 as compared to the prior year period. In-meeting product sales per attendee increased by 2.5%, but declined by 6.4% when excluding the positive impact of foreign currency in the second quarter of fiscal 2014 versus the prior year period driven by the impact of the new Simple Start program on product sales.

Second Quarter of Fiscal 2014 Continental Europe Performance

Revenues in Continental Europe in the second quarter of fiscal 2014 increased $1.8 million, or 2.2%, but declined by 2.4% when excluding the benefit of foreign currency, as compared to the prior year period. The decline in Continental Europe revenues was driven primarily by the decline in product sales and other. Continental Europe service revenues for the second quarter of fiscal 2014 declined 0.4% on a constant currency basis versus the prior year period. Total paid weeks increased by 1.0%, driven by a 3.7% increase in Online paid weeks. Service revenue was negatively impacted, however, by a 3.3% paid weeks decline in the meetings business, which generates more revenue per subscriber per week than the Online business. The increase in total paid weeks was primarily driven by the higher active Online subscriber base at the beginning of the quarter which more than offset a lower Monthly Pass active base and recruitment softness, particularly in Germany in the second quarter of fiscal 2014. Within Continental Europe, France and Sweden delivered strong results driven by effective promotional activities.

The decline in Continental Europe product sales and other was driven primarily by both a decline in licensing revenue, as well as a decline in in-meeting product sales. In the second quarter of fiscal 2014, licensing revenue of $2.8 million declined $0.8 million or 21.6% (25.3% on a constant currency basis) from $3.6 million in the prior period driven by the timing associated with brand marketing as we cycled against a prior year celebrity campaign and website re-launch. In the second quarter of fiscal 2014, in-meeting product sales of $13.1 million decreased by 0.4%, or 5.0% on a constant currency basis, versus the prior year period. This decrease resulted primarily from a 5.8% attendance decline in the second quarter of fiscal 2014 as compared to the prior year period.

Second Quarter of Fiscal 2014 Other Performance

Revenues in Other in the second quarter of fiscal 2014 declined by 9.4%, or 7.2% on a constant currency basis, versus the prior year period. The decline in Other revenue was driven by declines in Asia Pacific and with our franchisees, partially offset by the Brazil acquisition in March 2014 which resulted in the inclusion of that business’s results for fiscal 2014 from the date of acquisition forward, whereas in fiscal 2013 the results of that business were not included in the Company’s consolidated results but for the Company’s proportionate share of the income earned by that business.

Other service revenues for the second quarter of fiscal 2014 increased 2.4 % on a constant currency basis as compared to the prior year period. The increase in Other service revenues was driven primarily by an increase of 14.5% in meeting paid weeks partially offset by a 12.9% decline in Online paid weeks, versus the prior year period. Other paid weeks performance in the second quarter of fiscal 2014 was driven by the Brazil acquisition, but partially offset by the lower active bases in both the meetings and Online businesses in Asia Pacific at the beginning of the second quarter of fiscal 2014 versus the beginning of the second quarter of fiscal 2013 coupled with lower recruitments as compared to levels in the prior year period.

Product sales and other in the Other segment for the second quarter of fiscal 2014 declined 22.0%, or 20.6% on a constant currency basis, versus the prior year period. The decline in product sales and other was driven primarily by a decline in revenue from our franchisees and timing of brand revenue from our licensing partners. In the second quarter of fiscal 2014, in-meeting product sales of $2.4 million increased by $0.1 million, or 5.0%, versus the prior year period driven by the Brazil acquisition in the first quarter of 2014.

Revenues from our franchisees totaled $3.0 million in the second quarter of fiscal 2014, a decline of $1.3 million, or 30.2%, from $4.4 million in the prior year period, driven in part by the decline in meetings business performance, similar to that which we experienced in North America, and in the number of franchises resulting from the recent acquisitions of several of our franchisees.

SIX MONTHS ENDED JUNE 28, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 29, 2013

The table below sets forth selected financial information for the first six months of fiscal 2014 from our consolidated statements of net income for the six months ended June 28, 2014 versus selected financial information for the first six months of fiscal 2013 from our consolidated statements of net income for the six months ended June 29, 2013:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Six Months Ended
	June 28,	June 29,	Increase/	%
	2014	2013	(Decrease)	Change
Revenues, net	$806.9	$961.7	$(154.8)	(16.1%)

Cost of revenues	358.2	394.3	(36.1)	(9.2%)

Gross profit	448.7	567.4	(118.6)	(20.9%)
Gross Margin %	55.6%	59.0%

Marketing expenses	161.6	193.0	(31.4)	(16.3%)

Selling, general & administrative expenses	121.5	117.3	4.2	3.6%

Operating income	165.6	257.1	(91.5)	(35.6%)
Operating Income Margin %	20.5%	26.7%

Interest expense	56.5	49.4	7.0	14.3%
Other expense, net	1.2	1.2	0.0	0.5%
Gain on Brazil acquisition	(10.5)	—	(10.5)	—
Early extinguishment of debt	—	21.7	(21.7)	(100.0%)

Income before income taxes	118.5	184.9	(66.3)	(35.9%)

Provision for income taxes	42.9	71.2	(28.3)	(39.7%)

Net income	75.6	113.7	(38.0)	(33.5%)

Net income attributable to the noncontrolling interest	(0.1)	—	(0.1)	—

Net income attributable to Weight Watchers International, Inc.	$75.5	$113.7	$(38.1)	(33.5%)

Weighted average diluted shares outstanding	56.6	56.3	0.3	0.6%

Diluted EPS	$1.33	$2.02	$(0.69)	(33.9%)

Note: Totals may not sum due to rounding.

Certain results for the first six months of fiscal 2014 are adjusted to exclude the $10.2 million impact of charges from our restructuring plan, $10.5 million related to the gain on the Brazil acquisition and the $2.4 million net tax benefit related to an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of those components of our selected financial data for the six months ended June 28, 2014 that have been adjusted.

(in millions, except per share amounts)	Cost of Revenues	Gross Profit	Gross Profit Margin	Selling, General and Administrative Expenses	Operating Income	Operating Income Margin	Gain on Brazil Acquisition	Net Income Attributable to Company	Diluted EPS
Six months of fiscal 2014	$358.2	$448.7	55.6%	$121.5	$165.6	20.5%	$(10.5)	$75.5	$1.33
Adjustments to Reported Amounts (1)
Restructuring charges (1)	(4.7)	4.7		(5.5)	10.2		—	6.2	0.11
Gain on Brazil acquisition (1)	—	—		—	—		(10.5)	(6.4)	(0.11)
Tax benefit, net (1)	—	—		—	—		—	(2.4)	(0.04)

Total Adjustments	(4.7)	4.7		(5.5)	10.2		(10.5)	(2.5)	(0.04)

Six months of fiscal 2014, as adjusted(1)	$353.5	$453.4	56.2%	$116.1	$175.8	21.8%	$—	$73.0	1.29

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first six months of fiscal 2014 to exclude the $10.2 million ($6.2 million after tax) of charges associated with our previously disclosed plan to restructure our organization, the impact of the gain of $10.5 million ($6.4 million after tax) recognized in connection with the Brazil acquisition due to an adjustment of our previously held equity interest to fair value offset by a charge associated with the settlement of the royalty-free arrangement of the Brazilian partnership and the $2.4 million net tax benefit related to an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the first six months of fiscal 2013 are adjusted to exclude the $21.7 million impact of the early extinguishment of debt charge. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of those components of our selected financial data for the three months ended June 29, 2013 that have been adjusted.

(in millions, except per share amounts)	Income Before Taxes	Provision for Income Taxes	Net Income	Diluted EPS
Six months of fiscal 2013	$184.9	$71.2	$113.7	$2.02
Adjustments to Reported Amounts (1)
Early extinguishment of debt charge (1)	21.7	8.4	13.3	0.24

Total Adjustments	21.7	8.4	13.3	0.24

Six months of fiscal 2013, as adjusted (1)	$206.5	$79.6	$127.0	$2.26

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the second quarter of fiscal 2013 to exclude the impact of the $21.7 million ($13.3 million after tax) early extinguishment of debt charge associated with our previously reported debt refinancing. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues were $806.9 million in first six months of fiscal 2014, as compared to $961.7 million in the first six months of fiscal 2013. Excluding the impact of foreign currency, which positively impacted our revenues for the first six months of fiscal 2014 by $7.4 million, revenues in the first six months of fiscal 2014 declined 16.9% versus the prior year period. This revenue decline in the first six months of fiscal 2014 was driven by revenue declines in the meetings and Online businesses globally, most notably in North America.

Service revenues for the first six months of fiscal 2014 were $635.4 million, a decrease of $108.6 million, or 14.6%, from $743.9 million in the prior year period. Excluding the impact of foreign currency, which increased our service revenues for the first six months of fiscal 2014 by $4.6 million, service revenues in the first six months of fiscal 2014 decreased by 15.2% versus the prior year period. The decline in service revenues was driven by a 14.1% decline in total paid weeks in the first six months of fiscal 2014 to 95.5 million from 111.2 million in the prior year period. The decline in total paid weeks was driven by an 8.6% lower active base at the beginning of the first six months of fiscal 2014 versus the beginning of the first six months of fiscal 2013 as well as by the lower recruitments in the first six months of fiscal 2014 as compared to the prior year period given the continuing challenging competitive environments in our markets.

Our active base is comprised of both active Monthly Pass subscribers and Online subscribers. Active Monthly Pass subscribers declined 10.7% to 1.4 million at the end of the first six months of fiscal 2014 from 1.6 million at the end of the first six months of fiscal 2013. Active Online subscribers decreased by 14.1% to 2.0 million at the end of the first six months of fiscal 2014 from 2.3 million at the end of the first six months of fiscal 2013. Global attendance decreased 14.7% to 21.2 million in the first six months of fiscal 2014 from 24.9 million in the first six months of fiscal 2013.

Product sales and other for the first six months of fiscal 2014 were $171.6 million, a decrease of $46.2 million, or 21.2%, from $217.8 million in the first six months of fiscal 2013. Excluding the impact of foreign currency, which increased our product sales and other for the first six months of fiscal 2014 by $2.8 million, product sales and other in the first six months of fiscal 2014 decreased by 22.5% versus the prior year period. In-meeting product sales for the first six months of fiscal 2014 were $101.8 million, a decrease of $29.7 million, or 22.6%, from $131.5 million in the first six months of fiscal 2013. Excluding the impact of foreign currency, which increased our in-meeting product sales for the first six months of fiscal 2014 by $1.9 million, in-meeting product sales in the first six months of fiscal 2014 decreased by 24.1% versus the prior year period. This decrease resulted primarily from a 14.7% decline in attendance in the first six months of fiscal 2014 versus the prior year period. Additionally, product sales per attendee decreased 9.2%, or 10.9% on a constant currency basis, in the first six months of fiscal 2014 versus the prior year period. This decrease in product sales per attendee in the first six months of fiscal 2014 was primarily the result of a decline in sales of enrollment-related products in North America.

Other revenues totaled $69.8 million for the first six months of fiscal 2014, a decrease of $16.5 million, or 19.1%, from $86.2 million for the first six months of fiscal 2013. Excluding the impact of foreign currency, which increased other revenues for the first six months of fiscal 2014 by $0.9 million, other revenues were 20.2% lower in the first six months of fiscal 2014 compared to the prior year period. Our licensing revenues decreased by 17.2% in the first six months of fiscal 2014 versus the prior year period driven in large part by the timing of brand marketing related activities across many of our markets. Franchise royalties and sales of products to our franchisees declined in the aggregate by 32.1% in the first six months of fiscal 2014 versus the prior year period. This decline in franchise royalties and sales of products to our franchisees was driven in part by our recent franchise acquisitions. Our by mail product sales and subscription revenues from our publications also declined in the aggregate by 14.6% in the first six months of fiscal 2014 versus the prior year period.

See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first six months of fiscal 2014 was $358.2 million, a decline of $36.1 million from $394.3 million in the prior year period. Excluding the impact of restructuring charges, total cost of revenues in the first six months of fiscal 2014 would have been $353.5 million, a decline of $40.8 million, or 10.4%, versus the prior year period. Excluding the impact of restructuring charges, gross profit for the first six months of fiscal 2014 would have been $453.4 million, a decrease of $114.0 million, or 20.1%, from $567.4 million in the first six months of fiscal 2013. Excluding the positive impact of foreign currency for the first six months of fiscal 2014 of $3.8 million and the negative impact of restructuring charges, gross profit in the first six months of fiscal 2014 decreased by $117.8 million, or 20.8%, versus the prior year period. Gross margin in the first six months of fiscal 2014 was 55.6%. Excluding the impact of restructuring charges, gross margin in the first six months of fiscal 2014 was 56.2%, as compared to gross margin of 59.0% in the first six months of fiscal 2013. Gross margin compression was driven primarily by the decline in the North America gross margin, which was partially offset by an increase in gross margin in Continental Europe. The decline in North America gross margin was driven primarily by the lower average number of members per meeting and the impact of the US service provider compensation changes. In addition, given the lower revenue in our Online business, the mix shift to our higher gross margin Online business in the first six months of fiscal 2014 did not provide the same degree of benefit to gross margin as we had experienced in the prior year period.

Marketing

Marketing expenses for the first six months of fiscal 2014 were $161.6 million, a decrease of $31.4 million, or 16.3%, versus the first six months of fiscal 2013. Excluding the impact of foreign currency, which increased marketing expenses for the first six months of fiscal 2014 by $1.6 million, marketing expenses were 17.1% lower in the first six months of fiscal 2014 compared to the prior year period. The decline was primarily driven by lower TV media and production costs which resulted from first-time integrated TV spots for both our meetings and Online businesses in several markets. Marketing expenses as a percentage of revenue were 20.0% in the first six months of fiscal 2014 as compared to 20.1% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $121.5 million for the first six months of fiscal 2014 versus $117.3 million for the first six months of fiscal 2013, an increase of $4.2 million, or 3.6%. Excluding the impact of the restructuring charges and foreign currency, first six months of fiscal 2014 selling, general and administrative expenses decreased by 1.7% versus the first six months of fiscal 2013. In addition to one-time compensation and other costs in the prior year period partially offset by the acceleration of bonus into the first half of fiscal 2014, the decrease in expenses was driven by our cost saving initiatives which included lower discretionary and compensation spend across the Company. These savings were partially offset by higher spend in connection with our healthcare initiatives. Selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal 2014 increased to 15.1% from 12.2% for the first six months of fiscal 2013. Excluding the impact of the restructuring charges, selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal 2014 increased to 14.4% from 12.2% for the first six months of fiscal 2013.

Operating Income

Operating income for the first six months of fiscal 2014 was $165.6 million, a decrease of $91.5 million, or 35.6%, from $257.1 million in the first six months of fiscal 2013. Excluding the impact of the restructuring charges in the first six months of fiscal 2014, and of foreign currency which positively impacted operating income for the first six months of fiscal 2014 by $1.5 million, operating income in the first six months of fiscal 2014 decreased by $82.9 million, or 32.2%, versus the prior year period. This decrease in operating income was primarily the result of lower service revenues from both our meetings and Online businesses in North America in the first six months of fiscal 2014 versus the prior year period. Operating income margin in the first six months of fiscal 2014 was 20.5%. Excluding the impact of the restructuring charges, our operating income margin in the first six months of fiscal 2014 decreased to 21.8% from 26.7% in the first six months of fiscal 2013. This decline in operating income margin was primarily driven by the decline in gross margin, and higher selling, general and administrative expenses as a percentage of revenues, as compared to the prior year period.

Interest Expense

Interest expense was $56.5 million for the first six months of fiscal 2014, an increase of $7.0 million, or 14.3%, from $49.4 million in the first six months of fiscal 2013. The increase was primarily driven by higher interest rates on our debt as a result of our April 2, 2013 debt refinancing, a 25 basis point increase related to the issuance of revised corporate ratings by S&P and Moody’s on February 21, 2014 and our interest rate swap that went into effect on March 31, 2014 partially offset by the interest rate swap that terminated on January 27, 2014. Our average debt outstanding decreased by $24.4 million to $2,379.1 million in the first six months of fiscal 2014 from $2,403.5 million in the first six months of fiscal 2013. The effective interest rate on our debt increased by 0.49% to 3.82% in the first six months of fiscal 2014 from 3.33% in the first six months of fiscal 2013 primarily as a result of our April 2, 2013 debt refinancing, a 25 basis point increase related to the issuance of revised corporate ratings by S&P and Moody’s on February 21, 2014 and our interest rate swap that went into effect on March 31, 2014 partially offset by the interest rate swap that terminated on January 27, 2014. Including the impact of our swaps, our effective interest rate increased to 4.40% in the first six months of fiscal 2014 from 3.76% in the first six months of fiscal 2013.

Gain on Brazil Acquisition

In March 2014, we acquired an additional 45% equity interest in our Brazilian partnership thereby increasing our equity interest to 80%. As a result of this transaction, the Company adjusted its previously held equity interest to fair value and recorded a charge associated with the settlement of the royalty-free arrangement of its Brazilian partnership. The net effect of these items resulted in the Company recognizing a pre-tax gain of $10.5 million in the first six months of fiscal 2014.

Other Income and Expense

We incurred $1.2 million of other expense in both the first six months of fiscal 2014 and in the first six months of fiscal 2013 related to the impact of foreign currency on intercompany transactions in both periods.

Tax

Our effective tax rate was 36.2% for the first six months of fiscal 2014 as compared to 38.5% for the first six months of fiscal 2013. The decrease was due mainly to the net tax benefit associated with the closure of our China business that was recorded in the first six months of fiscal 2014 offset by the recognition of a valuation allowance that was recorded in the first six months of fiscal 2014 related to tax benefits previously recorded for foreign losses that are not expected to be realized. Excluding the impact of these items, our effective tax rate would have been 38.2%. The table below sets forth an effective tax rate reconciliation of those components of our selected financial data for the six months ended June 28, 2014 that have been adjusted.

	For the Six Months Ended
	June 28,	June 29,
	2014	2013
Effective tax rate six months of fiscal 2014	36.2%	38.5%
Adjustments to Reported Amounts (1)
Tax benefit, net (1)	2.0%	0.0%

Total Adjustments	2.0%	0.0%

Effective tax rate six months of fiscal 2014, as adjusted(1)	38.2%	38.5%

Note: Totals may not sum due to rounding

(1)	See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Net Income Attributable to the Company and Earnings Per Share

Net income in the first six months of fiscal 2014 declined 33.5% from $113.7 million in the first six months of fiscal 2013 to $75.5 million. Excluding the impact of restructuring charges, the impact of the gain on the Brazil acquisition and the net tax benefit in the first six months of fiscal 2014 offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized and the early extinguishment of debt in the first six months of fiscal 2013, net income would have been $73.0 million in the first six months of fiscal 2014, a decline of 42.5% versus the prior year period. This decline in net income was primarily driven by the decrease in operating income in the second quarter of fiscal 2014 versus the prior year period.

Earnings per fully diluted share, or EPS, in the first six months of fiscal 2014 were $1.33, a decrease of $0.69 from $2.02 in the first six months of fiscal 2013. Excluding the impact of the restructuring charges, the gain on the Brazil acquisition and the net tax benefit in the first six months of fiscal 2014 offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized and the early extinguishment of debt in the first six months of fiscal 2013, EPS would have been $1.29 in the first six months of fiscal 2014 as compared to $2.26 in the prior year period.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the six months ended June 28, 2014 and the percentage change in those metrics versus the relevant prior year period:

(in millions unless otherwise stated)	Six Months Ended June 28, 2014							First Half 2014
	GAAP			Constant Currency
		Product			Product		Total	Incoming	EOP
	Service	Sales &	Total	Service	Sales &	Total	Paid	Active	Active
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Base	Base
								(in thousands)
North America	$425.7	$87.2	$512.9	$428.7	$87.5	$516.3	63.5	2,066.1	2,197.7
UK	57.9	27.8	85.6	53.5	25.7	79.2	10.7	297.4	381.9
CE	127.2	41.2	168.5	122.1	39.5	161.6	18.8	528.4	701.4
Other (1)	24.6	15.3	39.9	26.5	16.1	42.6	2.4	71.1	76.1

Total	$635.4	$171.6	$806.9	$630.8	$168.8	$799.5	95.5	2,962.9	3,357.1

	% Change First Half 2014 vs. First Half 2013
North America	-19.9%	-26.6%	-21.2%	-19.4%	-26.3%	-20.6%	-18.3%	-12.3%	-17.3%
UK	-7.3%	-17.8%	-11.0%	-14.3%	-23.9%	-17.7%	-13.1%	-14.3%	-7.2%
CE	4.7%	-4.4%	2.3%	0.5%	-8.4%	-1.8%	1.9%	14.6%	1.6%
Other (1)	-13.2%	-30.6%	-20.8%	-6.5%	-27.2%	-15.6%	-8.6%	-7.1%	-13.2%
Total	-14.6%	-21.2%	-16.1%	-15.2%	-22.5%	-16.9%	-14.1%	-8.6%	-12.7%

Note: Totals may not sum due to rounding.

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

	Six Months Ended June 28, 2014			First Half 2014		Six Months Ended June 28, 2014			First Half 2014
(in millions unless otherwise stated)				Incoming					Incoming Active Online Subscribers	EOP Active Online Subscribers
	Meeting Fees		Meeting	Active Monthly	EOP Active	Online Revenues		Online Paid Weeks
		Constant	Paid	Pass	Monthly Pass		Constant
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency
				(in thousands)					(in thousands)
North America	$261.6	$263.4	26.6	833.2	895.9	$164.1	$165.3	36.9	1,232.9	1,301.8
UK	43.0	39.7	6.6	166.0	223.6	14.9	13.8	4.1	131.4	158.3
CE	74.8	71.7	6.9	183.6	235.5	52.4	50.4	11.9	344.8	465.8
Other (1)	17.2	18.3	1.3	33.9	33.3	7.4	8.2	1.1	37.1	42.8

Total	$396.6	$393.1	41.5	1,216.7	1,388.3	$238.8	$237.7	54.0	1,746.2	1,968.8

	% Change First Half 2014 vs. First Half 2013
North America	-20.0%	-19.5%	-17.6%	-11.7%	-13.8%	-19.8%	-19.2%	-18.8%	-12.6%	-19.5%
UK	-7.9%	-14.9%	-13.9%	-18.7%	-4.6%	-5.5%	-12.7%	-11.8%	-8.0%	-10.6%
CE	0.3%	-3.8%	-3.2%	-0.9%	-1.8%	11.7%	7.3%	5.1%	25.0%	3.3%
Other (1)	-8.8%	-3.0%	-1.9%	-3.4%	-17.5%	-21.9%	-13.3%	-15.5%	-10.2%	-9.6%
Total	-15.1%	-15.8%	-14.5%	-11.1%	-10.7%	-13.7%	-14.1%	-13.9%	-6.7%	-14.1%

Note: Totals may not sum due to rounding.

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

First Six Months of Fiscal 2014 North America Performance

In the first six months of fiscal 2014, the decline in North America revenues was driven primarily by the decline in service revenues. The decline in North America service revenues was driven primarily by the decline in North America total paid weeks. The decline in North America total paid weeks primarily resulted from the lower active base at the beginning of fiscal 2014 versus the beginning of fiscal 2013 as well as by lower recruitments in the first six months of fiscal 2014 versus the prior year period.

Despite the launch of Simple Start at the beginning of the year, recruitment softness continued in the quarter, impacted by activity monitors and free apps that generated significant consumer interest and influenced trial dynamics in the category. In response to further weakening recruitment trends early in the first quarter of fiscal 2014, North America produced new ads featuring Jessica Simpson and in the second quarter (post-Easter) utilized food-focused advertising adopted from our UK business and introduced new promotional tactics, which included longer-term promotions and flash sales.

The decline in North America product sales and other was driven primarily by a decline in in-meeting product sales. In the first six months of fiscal 2014, in-meeting product sales of $50.9 million decreased by $24.3 million, or 32.3%, versus the prior year period. This decrease resulted primarily from an 18.8% attendance decline in the first six months of fiscal 2014 as compared to the prior year period. In-meeting product sales per attendee decreased by 16.7% in the second quarter of fiscal 2014 versus the prior year period driven primarily by a decline in sales of enrollment-related products in North America.

The Company completed seven franchise acquisitions in North America in fiscal 2013. Franchise acquisitions benefited North America revenues by 0.9% and North America total paid weeks by 0.7% in the first six months of fiscal 2014.

First Six Months of Fiscal 2014 United Kingdom Performance

In the first six months of fiscal 2014, the decline in UK revenues was driven primarily by the decline in UK service revenues. The decline in UK service revenues was driven primarily by declines of 13.9% in UK meetings paid weeks and 11.8% in UK Online paid weeks versus the prior year period. Paid weeks performance in the first six months of fiscal 2014 was driven by the lower active bases in both the meetings and Online businesses at the beginning of the first six months of fiscal 2014 versus the beginning of the first six months of fiscal 2013 coupled with lower recruitments in the first six months of fiscal 2014 as compared to levels in the prior year period. In response to further weakening recruitment trends, primarily in the meetings business, early in the first quarter of fiscal 2014, the United Kingdom created new advertising highlighting the power of food and food choice, implemented new promotional tactics and invested in a local marketing campaign to directly combat a strong local competitor. As a result of these initiatives, although still negative, the UK experienced an improvement in its recruitment trend in the first six months of fiscal 2014.

The decline in UK product sales and other was driven primarily by both a decline in in-meeting product sales and to a lesser extent a decline in licensing revenue. In the second quarter of fiscal 2014, in-meeting product sales of $17.6 million decreased by $3.8 million, or 17.8%, versus the prior year period. This decrease resulted primarily from a 13.4% attendance decline in the first six months of fiscal 2014 as compared to the prior year period. In-meeting product sales per attendee also declined by 5.1% or 12.0% on a constant currency basis, in the first six months of fiscal 2014 versus the prior year period driven by the impact of the new Simple Start program on product sales. Licensing revenue of $8.7 million declined $2.1 million or 19.5% (25.6% on a constant currency basis) from $10.9 million in the prior period driven by the timing associated with brand marketing as we cycled against a TV campaign in support of our licensed business.

First Six Months of Fiscal 2014 Continental Europe Performance

Revenues in Continental Europe in the first six months of fiscal 2014 increased $3.9 million, or 2.3%, but declined by 1.8% when excluding the benefit of foreign currency, as compared to the prior year period. The decline in Continental Europe revenues was driven primarily by the decline in product sales and other partially offset by an increase in service revenues. Continental Europe service revenues for the second quarter of fiscal 2014 increased 0.5% on a constant currency basis versus the prior year period. The increase in Continental Europe service revenues on a constant currency basis was primarily the result of an increase of 7.3% in Online revenues versus the prior year period. This increase in Online revenues was driven by the higher active Online subscriber base at the start of the year which drove higher Online paid weeks in the quarter as compared to the prior year period. This increase in Online revenue more than offset a lower Monthly Pass active base and recruitment softness, particularly in Germany in the second quarter of fiscal 2014. Within Continental Europe, France and Sweden delivered strong results driven by effective promotional activities.

The decline in Continental Europe product sales and other was driven primarily by both a decline in in-meeting product sales and to a lesser extent a decline in licensing revenue. In the first six months of fiscal 2014, in-meeting product sales of $28.9 million decreased by $0.8 million, or 2.6% (6.6% on a constant currency basis) versus the prior year period. This decrease resulted primarily from a 4.2% attendance decline in the first six months of fiscal 2014 as compared to the prior year period. Licensing revenue of $5.5 million declined $0.9 million or 14.4% (18.3% on a constant currency basis) from $6.4 million in the prior period driven by the timing associated with brand marketing as we cycled against a prior year second quarter celebrity campaign and website re-launch.

First Six Months of Fiscal 2014 Other Performance

Revenues in Other in the first six months of fiscal 2014 declined by 20.8%, or 15.6% on a constant currency basis, versus the prior year period. The decline in Other revenue was driven by declines in Asia Pacific and with our franchisees, partially offset by the Brazil acquisition in March 2014.

Other service revenues for the first six months of fiscal 2014 decreased 6.5% on a constant currency basis as compared to the prior year period. Other paid weeks performance in the first six months of fiscal 2014 was driven by the lower active bases in both the meetings and Online businesses at the beginning of the first six months of fiscal 2014 versus the beginning of the first six months of fiscal 2013 coupled with lower recruitments as compared to levels in the prior year period partially offset by the Brazil acquisition.

Product sales and other in the Other segment for the first six months of fiscal 2014 declined 30.6%, or 27.2% on a constant currency basis, versus the prior year period. The decline in product sales and other was driven primarily by a decline in revenue from our franchisees and to a lesser extent our licensees. In the first six months of 2014, licensing revenue of $2.3 million declined $1.4 million or 38.8% due in part to the timing of brand revenue from our licensing partners. In the first six months of fiscal 2014, in-meeting product sales of $4.4 million decreased by $0.8 million, or 16.3% (10.9% on a constant currency basis) versus the prior year period driven by the Brazil acquisition in March 2014.

Revenues from our franchisees totaled $6.3 million in the first six months of fiscal 2014, a decline of $3.6 million, or 36.4%, from $9.8 million in the prior year period, driven in part by the decline in meetings business performance, similar to that which we experienced in North America, and in the number of franchises resulting from the recent acquisitions of several of our franchisees.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

	June 28,	December 28,	Increase/
	2014	2013	(Decrease)
		(in millions)
Total current assets	$399.5	$315.7	$83.8
Total current liabilities	385.7	345.8	39.9

Working capital surplus (deficit)	13.8	(30.1)	(43.9)
Cash and cash equivalents	276.5	174.6	101.9
Current portion of long-term debt	30.0	30.0	0.0

Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(232.7)	$(174.7)	$58.0

We generally operate with negative working capital. This is driven in part by our commitment plans which are our primary payment method. These plans require members and subscribers to pay us for meetings and subscription products, respectively, before we pay for our obligations in the normal course of business. These prepayments are recorded as a current liability on our balance sheet which results in negative working capital. Our working capital deficit decreased $43.9 million to a $13.8 million working capital surplus at June 28, 2014 from a $30.1 million working capital deficit at December 28, 2013. After making scheduled debt repayments of $12.0 million in the first six months of fiscal 2014, the current portion of our long-term debt remained at $30.0 million versus the end of fiscal 2013 as described below (see “—Long-Term Debt”).

Excluding the changes in cash and cash equivalents and current portion of long-term debt from both periods, the working capital deficit at June 28, 2014 increased by $58.0 million to $232.7 million from $174.7 million at December 28, 2013. The primary factors contributing to this increase in our working capital deficit were a $31.7 million increase in the derivative payable, a $14.8 million increase in deferred revenue due to the seasonality in our Online and Monthly Pass active bases, a $12.4 million reduction in inventory and a timing-related increase of $8.2 million in income tax liabilities offset by a $9.1 million net decrease to the working capital deficit resulting from other operational items.

These other operational items that resulted in the net decrease of $9.1 million to the working capital deficit included a $7.6 million decrease in accounts payable, a $1.0 million increase in accounts receivable and a $0.5 million decrease in other accrued liabilities.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the six months ended:

	June 28,	June 29,
	2014	2013
	(in millions)
Net cash provided by operating activities	$145.5	$178.0
Net cash used in investing activities	$(32.0)	$(76.4)
Net cash used in financing activities	$(11.9)	$(49.6)

Operating Activities

First Six Months of Fiscal 2014

Cash flows provided by operating activities of $145.5 million for the first six months of fiscal 2014 decreased by $32.5 million from $178.0 million in the first six months of fiscal 2013. The decrease in cash provided by operating activities was primarily the result of lower net income in the first six months of fiscal 2014 as compared to the prior year period.

The $145.5 million of cash flows provided by operating activities for the first six months of fiscal 2014 exceeded the period’s net income by $68.9 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital as described above (see “—Balance Sheet Working Capital”) and non-cash expenses.

First Six Months of Fiscal 2013

The $178.0 million of cash flows provided by operating activities for the first six months of fiscal 2013 exceeded the period’s net income by $64.3 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital, non-cash expenses and differences between book and cash taxes.

Investing Activities

First Six Months of Fiscal 2014

Net cash used for investing activities totaled $32.0 million in the first six months of fiscal 2014, a decrease of $44.4 million as compared to the first six months of fiscal 2013. This decrease was primarily attributable to the net purchase price of $14.2 million paid less cash acquired of $2.3 million for our controlling equity interest in our Brazilian partnership in the first six months of fiscal 2014 and $4.8 million cash paid for Wello in the first six months of fiscal 2014 as compared to the $35.0 million aggregate purchase price paid for franchise acquisitions completed in the first six months of fiscal 2013. In addition, in the first six months of fiscal 2014, we incurred lower capital expenditures due to the benefit of not having expenditures in connection with the move of our headquarters and our retail initiative as we did in the first six months of fiscal 2013.

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

Financing Activities

First Six Months of Fiscal 2014

Net cash used for financing activities totaled $11.9 million in the first six months of fiscal 2014, primarily due to payments on term loans under the WWI Credit Facility (as defined hereafter) of $12.0 million.

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

The following schedule sets forth our long-term debt obligations at June 28, 2014:

Long-Term Debt

At June 28, 2014

(in millions)

Balance
Revolving Facility due April 2, 2018	$—
Tranche B-1 Term Facility due April 2, 2016	297.0
Tranche B-2 Term Facility due April 2, 2020	2,079.0

Total Debt	2,376.0
Less Current Portion	30.0

Total Long-Term Debt	$2,346.0

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

At June 28, 2014, we had $2,376.0 million outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under the Revolving Facility. In addition, at June 28, 2014, the Revolving Facility had $1.6 million in issued but undrawn letters of credit outstanding thereunder and $248.4 million in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) will be used for working capital and general corporate purposes.

At June 28, 2014 and December 28, 2013, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 3.89% and 3.65% per annum at June 28, 2014 and December 28, 2013, respectively. The average interest rate on our debt including the impact of swaps was approximately 4.08% per annum at December 28, 2013. Our forward starting swap became effective on March 31, 2014. The average interest rate on our debt including the impact of swaps was approximately 4.92% per annum at June 28, 2014.

Borrowings under the New Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. The applicable margin relating to both of the Term Facilities will increase by 25 basis points in the event that we receive a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon our Consolidated Leverage Ratio (as defined in the New Credit Agreement). At June 28, 2014, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on our Consolidated Leverage Ratio as of June 28, 2014, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.25% or base rate plus an applicable margin of 1.25%.

On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate, but in no event exceed 0.50% per annum, depending upon our Consolidated Leverage Ratio. At our Consolidated Leverage Ratio as of June 28, 2014, the commitment fee was 0.40% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

The New Credit Agreement contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The Revolving Facility requires us to not exceed a specified Consolidated Leverage Ratio, but only if borrowings under the Revolving Facility exceed 20.0% of revolving commitments as of the end of such fiscal quarter. As of June 28, 2014, the maximum Consolidated Leverage Ratio was 5.00:1.00 and borrowings in excess of $50 million would require us to not exceed such ratio. As of June 28, 2014, our actual Consolidated Leverage Ratio was 4.73:1.00 and there were no borrowings under our Revolving Facility and total letters of credit issued were $1.6 million. The requirement to not exceed the Consolidated Leverage Ratio may effectively limit our ability to borrow funds in excess of $50.0 million under the Revolving Facility. The Term Facilities do not require us to maintain any financial ratios. The WWI Credit Facility is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets secure the WWI Credit Facility.

The following schedule sets forth our year-by-year debt obligations at June 28, 2014:

Total Debt Obligation

(Including Current Portion)

At June 28, 2014

(in millions)

Remainder of fiscal 2014	$18.0
Fiscal 2015	24.0
Fiscal 2016	307.5
Fiscal 2017	21.0
Fiscal 2018	21.0
Thereafter	1,984.5

Total	$2,376.0

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

On October 9, 2003, our Board of Directors authorized and we announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized and we announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the six months ended June 28, 2014 and June 29, 2013, the Company repurchased no shares of its common stock in the open market under this program.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the WWI Credit Facility agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if the Consolidated Leverage Ratio is greater than 3.25:1. As of June 28, 2014, our Consolidated Leverage Ratio was greater than 3.25:1 and we expect that it will remain above 3.25:1 for the foreseeable future.

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

As of June 28, 2014, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2013 have not materially changed from December 28, 2013.

As of June 28, 2014, based on the amount of our variable rate debt, a hypothetical 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $4.4 million. This change in market risk exposure from the end of fiscal 2013 was due to an increase of the notional amount of our interest rate swap from $466.3 million at December 28, 2013 to $1,500.0 million at June 28, 2014.

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

Jeri Connolly et al. v. Weight Watchers North America, Inc.

In August 2013, the Company was contacted by plaintiffs’ counsel in the previously filed and settled Sabatino v. Weight Watchers North America, Inc. case (“Sabatino”), threatening to file a new class action on behalf of the Company’s current and former service providers in California asserting various wage and hour claims, including but not limited to claims for unpaid overtime and minimum wage violations, which allegedly accrued after the effective date of the Sabatino settlement. On March 17,

2014, the parties came to an agreement in principle to settle the matter on a class-wide basis for $1.7 million. On April 29, 2014, the parties executed a Memorandum of Understanding to document the terms and conditions of settlement and, the following day, plaintiffs filed a complaint regarding the claims at issue in the Northern District of California. On June 11, 2014, the parties filed a formal settlement agreement and other required documents for the Court’s preliminary approval. On July 21, 2014, the parties received the Court’s preliminary approval of the settlement agreement. A hearing seeking the Court’s final approval of the settlement is scheduled for December 2014. The Company believes that its previously recorded reserve is adequate with respect to this matter.

In re Weight Watchers International, Inc. Securities Litigation

In March 2014, two substantially identical putative class action complaints alleging violation of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current and former officers and directors, and the Company’s controlling shareholder, in the United States District Court for the Southern District of New York. The complaints were purportedly filed on behalf of all purchasers of the Company’s common stock, no par value per share, between February 14, 2012 and October 30, 2013, inclusive (the “Class”). The complaints allege that, during that period, the defendants disseminated materially false and misleading statements and/or concealed material adverse facts. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The plaintiffs seek to recover unspecified damages on behalf of the Class. In June 2014, the Court consolidated the cases and appointed lead plaintiffs and lead counsel. The Company continues to believe that the suits are without merit and intends to defend them vigorously.

New York State Department of Taxation and Finance Matter

In 2010, the New York State Department of Taxation and Finance (“NYSDTF”) initiated an audit of the Online products (Online memberships and eTools) being sold by WeightWatchers.com to determine whether such products should be subject to New York state sales tax. On August 26, 2011, the NYSDTF issued a letter to the Company setting forth its position as to why the Online products sold by its Online subsidiary should be taxable. After discussions, the parties entered into a settlement agreement which included the following material terms: (1) the NYSDTF would not initiate any legal proceedings against the Company for any alleged unpaid sales taxes for its Online products; (2) the Company agreed to pay the NYSDTF $1.7 million in lieu of claims of unpaid sales taxes; (3) the Company agreed to impose a sales tax for its Online products sold to New York-based customers going forward; and (4) the NYSDTF agreed that the Company could challenge the taxability of future versions of the Company’s Online products. On April 28, 2014, the Company sent the NYSDTF a signed copy of the settlement agreement, and the corresponding settlement payment. The Company updated its systems to begin charging sales tax to Online customers in New York effective June 1, 2014.

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

On April 16, 2014, the Company issued 207,349 shares of common stock as partial consideration in connection with the acquisition of Wello, a San Francisco-based startup that offers one-on-one and group fitness training online delivered with leading-edge technology. The Company relied on Section 4(a)(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration. In relying upon this exemption, the Company took into account the limited number of persons involved in the transaction, the information regarding the Company furnished to the recipients of the shares, and certain representations and warranties made by such recipients.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On August 4, 2014, the Compensation and Benefits Committee of the Company’s Board of Directors approved a modification to the Company’s annual performance-based cash bonus plan (the “Bonus Plan”) to reduce in virtually all cases the maximum target percentage cap that would otherwise have been applicable based on previously-established performance targets. In no instance will any bonus exceed that which would have been payable prior to the modification of the Bonus Plan.

ITEM 6.	EXHIBITS

Exhibit Number	Description
†*Exhibit 10.1	Form of Amended and Restated Directors Restricted Stock Agreement for Weight Watchers International, Inc. non-employee director restricted stock.

†**Exhibit 10.2	Weight Watchers International, Inc. 2014 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16769) filed with the SEC on May 12, 2014, and incorporated herein by reference).

*Exhibit 31.1	Rule 13a-14(a) Certification by James Chambers, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: August 7, 2014	By:	/s/ James Chambers
James Chambers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2014	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
†*Exhibit 10.1	Form of Amended and Restated Directors Restricted Stock Agreement for Weight Watchers International, Inc. non-employee director restricted stock.

†**Exhibit 10.2	Weight Watchers International, Inc. 2014 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-16769) filed with the SEC on May 12, 2014, and incorporated herein by reference).

*Exhibit 31.1	Rule 13a-14(a) Certification by James Chambers, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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