Form 10-Q
period 2014-09-27
WEIGHT WATCHERS INTERNATIONAL INC
filed 2014-11-05
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

The number of shares of common stock outstanding as of October 29, 2014 was 56,685,659.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	September 27, 2014	December 28, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$327,381	$174,557
Receivables (net of allowances: September 27, 2014 - $3,721 and December 28, 2013 - $3,477)	32,050	36,248
Inventories	23,460	40,939
Deferred income taxes	22,924	24,457
Prepaid expenses and other current assets	33,172	39,524

TOTAL CURRENT ASSETS	438,987	315,725

Property and equipment, net	76,814	87,052
Franchise rights acquired	833,148	836,835
Goodwill	110,696	79,294
Trademarks and other intangible assets, net	58,220	45,297
Deferred financing costs, net	34,587	42,046
Other noncurrent assets	5,878	2,682

TOTAL ASSETS	$1,558,330	$1,408,931

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$30,000	$30,000
Accounts payable	36,582	45,496
Derivative payable	28,899	7,578
Other accrued liabilities	179,311	175,639
Income taxes payable	22,437	10,777
Deferred revenue	81,129	76,330

TOTAL CURRENT LIABILITIES	378,358	345,820

Long-term debt	2,340,000	2,358,000
Deferred income taxes	182,161	164,064
Other	15,489	15,669

TOTAL LIABILITIES	2,916,008	2,883,553

Redeemable noncontrolling interest	5,990	0

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 112,195 shares issued	0	0
Treasury stock, at cost, 55,513 shares at September 27, 2014 and 55,562 shares at December 28, 2013	(3,254,459)	(3,256,406)
Retained earnings	1,895,470	1,773,267
Accumulated other comprehensive (loss) income	(4,679)	8,517

TOTAL DEFICIT	(1,363,668)	(1,474,622)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,558,330	1,408,931

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service revenues, net	$281,863	$321,954	$917,217	$1,065,862
Product sales and other, net	63,321	74,380	234,872	292,150

Revenues, net	345,184	396,334	1,152,089	1,358,012

Cost of services	122,079	130,284	402,033	427,585
Cost of product sales and other	35,538	34,070	113,775	131,095

Cost of revenues	157,617	164,354	515,808	558,680

Gross profit	187,567	231,980	636,281	799,332

Marketing expenses	36,811	48,157	198,377	241,108
Selling, general and administrative expenses	59,362	59,303	180,893	176,609

Operating income	91,394	124,520	257,011	381,615

Interest expense	32,958	26,892	89,411	76,298
Other expense (income), net	1,520	(352)	2,679	802
Gain on Brazil acquisition	0	0	(10,540)	0
Early extinguishment of debt	0	0	0	21,685

Income before income taxes	56,916	97,980	175,461	282,830

Provision for income taxes	19,123	37,722	62,045	108,903

Net income	37,793	60,258	113,416	173,927
Net loss attributable to the noncontrolling interest	99	0	9	0

Net income attributable to Weight Watchers International, Inc.	$37,892	$60,258	$113,425	$173,927

Earnings per share
Basic	$0.67	$1.07	$2.00	$3.10

Diluted	$0.67	$1.07	$2.00	$3.09

Weighted average common shares outstanding
Basic	56,675	56,321	56,575	56,056

Diluted	56,769	56,504	56,646	56,348

Dividends declared per common share	$0.00	$0.18	$0.00	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$37,793	$60,258	$113,416	$173,927
Other comprehensive loss:
Foreign currency translation adjustments	(10,639)	3,486	(6,579)	(4,727)
Income tax effect on foreign currency translation adjustments	4,153	(1,360)	2,566	1,824

Foreign currency translation adjustments, net of taxes	(6,486)	2,126	(4,013)	(2,903)

Changes in gain (loss) on derivatives	10,404	(12,132)	(15,235)	(7,049)
Income tax effect on changes in gain (loss) on derivatives	(4,058)	4,732	5,941	2,749

Changes in gain (loss) on derivatives, net of taxes	6,346	(7,400)	(9,294)	(4,300)

Total other comprehensive loss	(140)	(5,274)	(13,307)	(7,203)

Comprehensive income	37,653	54,984	100,109	166,724
Less: Net loss attributable to the noncontrolling interest	99	0	9	0
Less: Foreign currency translation adjustments, net of taxes attributable to the noncontrolling interest	336	0	111	0

Comprehensive loss attributable to the noncontrolling interest	435	0	120	0

Comprehensive income attributable to Weight Watchers International, Inc.	$38,088	$54,984	$100,229	$166,724

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Operating activities:
Net income	$113,416	$173,927
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36,288	33,115
Amortization of deferred financing costs	7,459	5,715
Share-based compensation expense	7,235	2,515
Deferred tax provision	25,908	21,516
Allowance for doubtful accounts	608	(64)
Reserve for inventory obsolescence	11,773	7,358
Foreign currency exchange rate loss	2,631	837
Loss on disposal of assets	121	1,390
Gain on Brazil acquisition	(10,540)	0
Early extinguishment of debt	0	21,685
Other items, net	(184)	0
Changes in cash due to:
Receivables	4,077	2,841
Inventories	6,395	7,240
Prepaid expenses	4,883	7,243
Accounts payable	(8,698)	(8,105)
UK self-employment liability	0	(7,272)
Accrued liabilities	8,144	5,520
Deferred revenue	5,627	5,280
Income taxes	6,148	20,696

Cash provided by operating activities	221,291	301,437

Investing activities:
Capital expenditures	(5,960)	(37,656)
Capitalized software expenditures	(21,318)	(15,686)
Cash paid for acquisitions	(16,678)	(78,354)
Other items, net	(3,421)	270

Cash used for investing activities	(47,377)	(131,426)

Financing activities:
Proceeds from new term loans	0	2,400,000
Payments on long-term debt	(18,000)	(2,412,364)
Payment of dividends	(80)	(19,701)
Deferred financing costs	0	(44,817)
Proceeds from stock options exercised	297	15,655
Tax benefit of restricted stock units vested and stock options exercised	1	2,128

Cash used for financing activities	(17,782)	(59,099)

Effect of exchange rate changes on cash and cash equivalents and other	(3,308)	128

Net increase in cash and cash equivalents	152,824	111,040
Cash and cash equivalents, beginning of period	174,557	70,215

Cash and cash equivalents, end of period	$327,381	$181,255

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

Revisions:

The classification of certain brand marketing funds received from licensees has been revised to reflect them as revenue as opposed to being recorded as an offset to expense, increasing the three and nine months ended September 28, 2013 Product sales and other, net, Cost of product sales and other, Gross profit, Marketing expenses and Selling, general and administrative expenses as follows:

	September 28, 2013
	Three Months Ended	Nine Months Ended
Product sales and other, net	$2,436	$12,057
Cost of product sales and other	$415	$1,078
Gross profit	$2,021	$10,979
Marketing expenses	$1,798	$10,278
Selling, general and administrative expenses	$223	$701

These adjustments were not considered to be material, individually or in the aggregate, to previously issued financial statements. However, because of the significance of these adjustments, the Company revised its three and nine months ended September 28, 2013 consolidated statements of net income. These revisions had no impact on the consolidated balance sheets, consolidated statements of comprehensive income or consolidated statements of cash flows included in these financial statements.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In April 2014, the FASB issued updated guidance on reporting discontinued operations and disclosures of disposals of components of an entity. This guidance raises the threshold for disposal transactions to qualify as discontinued operations and focuses on disposal transactions that represent strategic shifts having a major effect on operations and financial results, requiring additional disclosures and revising balance sheet presentation. This guidance is effective for fiscal years beginning after December 15, 2014, and interim periods within those fiscal years and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassification:

Certain prior year amounts have been reclassified to conform to the current period presentation. With respect to the Company’s previously announced change in segment reporting, segment data for the three and nine months ended September 28, 2013 has been revised to reflect the new reportable segment structure. See Note 13 for disclosures related to segments.

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

The fair value of the redeemable noncontrolling interest has been valued at $6,157. In connection with the acquisition, a call option and a put option were granted related to the 20% interest in VPM not owned by the Company.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The net purchase price of the Brazil acquisition has been allocated as follows:

Fair value of consideration transferred:
Net purchase price	$14,181
Less cash acquired	2,262

Total	11,919
Gain on acquisition	10,540
Redeemable noncontrolling interest	6,157

28,616

Identifiable assets acquired and liabilities assumed:
Franchise rights acquired	2,000
Receivables	1,139
Fixed assets	575
Prepaid expenses	421
Inventory	287
Customer relationship value	275
Other assets	199
Accrued liabilities	(1,063)
Deferred tax on acquired intangibles	(680)
Deferred revenue	(445)
Income taxes payable	(258)
Accounts payable	(91)

Total identifiable net assets	2,359

Goodwill	$26,257

The acquisition resulted in goodwill related to, among other things, expected synergies in operations and the ability of the Company to provide VPM with various intellectual property and technology innovations which will afford additional future opportunities in the meetings and Online businesses within the growing market where VPM operates. The Company does not expect goodwill to be deductible for tax purposes.

Acquisition of Wello

On April 16, 2014, the Company acquired Knowplicity, Inc., d/b/a Wello, an online fitness and personal training company for a net purchase price of $8,977 less cash acquired of $11. Payment was in the form of stock issued $4,207 and cash $4,770. The total purchase price of Wello has been allocated to goodwill ($6,204), website development ($4,516), prepaid expenses ($4) and fixed assets ($1) offset by deferred tax liabilities ($1,759). As a result of the acquisition, Wello became a wholly owned subsidiary of the Company and the Company began to consolidate the entity as of the date of acquisition. The acquisition resulted in goodwill related to, among other things, expected synergies in operations. The Company does not expect goodwill to be deductible for tax purposes.

4.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the nine months ended September 27, 2014, the change in the carrying value of franchise rights acquired is due to the VPM acquisition, as described in Note 3, and the effect of exchange rate changes as follows:

Balance as of December 28, 2013	$836,835
Franchise rights acquired during the period	2,000
Amortization of Brazil franchise rights acquired	(544)
Effect of exchange rate changes	(5,143)

Balance as of September 27, 2014	$833,148

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The franchise rights acquired related to the VPM acquisition are being amortized ratably over a 2 year period.

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisition of the majority interest in VPM in the first quarter of fiscal 2014 and the acquisition of Wello in the second quarter of fiscal 2014. See Note 3 for further information on certain acquisitions. For the nine months ended September 27, 2014, the change in the carrying amount of goodwill is due to the VPM and Wello acquisitions and the effect of exchange rate changes as follows:

	North America	UK	CE	Other	Total
Balance as of December 28, 2013	$67,699	$1,530	$8,345	$1,720	$79,294
Goodwill acquired during the period	6,204	0	0	26,257	32,461
Effect of exchange rate changes	(467)	0	0	(592)	(1,059)

Balance as of September 27, 2014	$73,436	$1,530	$8,345	$27,385	$110,696

The carrying amount of finite-lived intangible assets as of September 27, 2014 and December 28, 2013 was as follows:

	September 27, 2014		December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$99,711	$70,496	$85,095	$62,418
Website development costs	82,332	58,017	69,660	48,060
Trademarks	10,802	10,154	10,691	9,955
Other	11,531	7,489	7,021	6,737

	$204,376	$146,156	$172,467	$127,170

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $7,518 and $20,697 for the three and nine months ended September 27, 2014, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $6,413 and $18,076 for the three and nine months ended September 28, 2013, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years is as follows:

Remainder of fiscal 2014	$6,926
Fiscal 2015	$24,881
Fiscal 2016	$16,401
Fiscal 2017	$9,185
Fiscal 2018 and thereafter	$827

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	September 27, 2014		December 28, 2013
	Balance	Effective Rate	Balance	Effective Rate
Revolving Facility due April 2, 2018	$0	0.00%	$0	0.00%
Tranche B-1 Term Facility due April 2, 2016	296,250	3.11%	298,500	2.97%
Tranche B-2 Term Facility due April 2, 2020	2,073,750	3.95%	2,089,500	3.75%

Total Debt	2,370,000	3.85%	2,388,000	3.49%
Less Current Portion	30,000		30,000

Total Long-Term Debt	$2,340,000		$2,358,000

The Company’s credit facilities at the end of the first quarter of fiscal 2013 consisted of the following term loan facilities and revolving credit facilities: a tranche B loan (“Term B Loan”), a tranche C loan (“Term C Loan”), a tranche D loan (“Term D Loan”), a tranche E loan (“Term E Loan”), a tranche F loan (“Term F Loan”), revolving credit facility A-1 (“Revolver A-1”) and revolving credit facility A-2 (“Revolver A-2”).

On April 2, 2013, the Company refinanced its credit facilities pursuant to a Credit Agreement (as amended, supplemented or otherwise modified, the “New Credit Agreement”) among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, The Bank of Nova Scotia, as revolving agent, swingline lender and an issuing bank, and the other parties thereto. The New Credit Agreement provides for (a) a revolving credit facility (including swing line loans and letters of credit) in an initial aggregate principal amount of $250,000 that will mature on April 2, 2018 (the “Revolving Facility”), (b) an initial term B-1 loan credit facility in an aggregate principal amount of $300,000 that will mature on April 2, 2016 (the “Tranche B-1 Term Facility”) and (c) an initial term B-2 loan credit facility in an aggregate principal amount of $2,100,000 that will mature on April 2, 2020 (the “Tranche B-2 Term Facility”, and together with the Tranche B-1 Term Facility, the “Term Facilities”; the Term Facilities and Revolving Facility collectively, the “WWI Credit Facility”). In connection with this refinancing, the Company used the proceeds from borrowings under the Term Facilities to pay off a total of $2,399,904 of outstanding loans, consisting of $128,759 of Term B Loans, $110,602 of Term C Loans, $117,612 of Term D Loans, $1,125,044 of Term E Loans, $817,887 of Term F Loans, $21,247 of loans under the Revolver A-1 and $78,753 of loans under the Revolver A-2. Following the refinancing of a total of $2,399,904 of loans, at April 2, 2013, the Company had $2,400,000 debt outstanding under the Term Facilities and $248,848 of availability under the Revolving Facility. The Company incurred fees of $44,817 during the second quarter of fiscal 2013 in connection with this refinancing. In the second quarter of fiscal 2013, the Company wrote-off fees associated with this refinancing which resulted in the Company recording a charge of $21,685 in early extinguishment of debt.

On September 26, 2014, the Company and certain lenders entered into an agreement amending the New Credit Agreement that, among other things, eliminated the Financial Covenant (as defined in the New Credit Agreement) with respect to the Revolving Facility. In connection with this amendment, the Company wrote-off deferred financing fees of approximately $1,583 in the third quarter of fiscal 2014. Concurrently with and in order to effect this amendment, the Company reduced the amount of the Revolving Facility from $250,000 to $50,000.

At September 27, 2014, the Company had $2,370,000 outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under the Revolving Facility. In addition, at September 27, 2014, the Revolving Facility had $1,302 in issued but undrawn letters of credit outstanding thereunder and $48,698 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Borrowings under the New Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. The applicable margin relating to both of the Term Facilities will increase by 25 basis points in the event that the Company receives a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon the Company’s Consolidated Leverage Ratio (as defined in the New Credit Agreement). At September 27, 2014, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on the Company’s Consolidated Leverage Ratio as of September 27, 2014, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.25% or base rate plus an applicable margin of 1.25%. On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of September 27, 2014, the commitment fee was 0.40% per annum. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

The New Credit Agreement contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility does not require the Company to maintain any financial ratios and is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all of the Company’s assets secure the WWI Credit Facility.

At September 27, 2014 and December 28, 2013, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The average interest rate on the Company’s debt, exclusive of the impact of swaps, was approximately 3.90% and 3.65% per annum at September 27, 2014 and December 28, 2013, respectively. The average interest rate on the Company’s debt, including the impact of swaps, was approximately 4.93% and 4.08% per annum at September 27, 2014 and December 28, 2013, respectively.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerator:
Net income	$37,892	$60,258	$113,425	$173,927

Denominator:
Weighted average shares of common stock outstanding	56,675	56,321	56,575	56,056
Effect of dilutive common stock equivalents	94	183	71	292

Weighted average diluted common shares outstanding	56,769	56,504	56,646	56,348

Earnings per share
Basic	$0.67	$1.07	$2.00	$3.10

Diluted	$0.67	$1.07	$2.00	$3.09

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 3,365 and 1,355 for the three months ended September 27, 2014 and September 28, 2013, respectively, and 2,979 and 1,294 for the nine months ended September 27, 2014 and September 28, 2013, respectively.

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

The effective tax rates for the three and nine months ended September 27, 2014 were 33.6% and 35.4%, respectively. The effective tax rate for both the three and nine months ended September 28, 2013 was 38.5%. For the three months ended September 27, 2014, the primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were state income taxes and increases in the Company’s valuation allowances offset by lower rates in certain foreign jurisdictions. For the nine months ended September 27, 2014, the primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were state income taxes and increases in the Company’s valuation allowances offset by a net tax benefit associated with the closure of the Company’s China business and lower rates in certain foreign jurisdictions. For both the three and nine months ended September 28, 2013, the primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were state income taxes and increases in the Company’s valuation allowances, offset by lower rates in certain foreign jurisdictions. During the three months ended June 28, 2014, the Company recorded a $1,500 increase to its valuation allowance related to tax benefits for foreign losses that are not expected to be realized. The recognition of this valuation allowance should have occurred in prior periods as the losses were incurred. However, the impact is not material to any previously issued period or the expected full year 2014 financial statements. As a result, the Company corrected this error in the second quarter of fiscal 2014.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.	Legal

Jeri Connolly et al. v. Weight Watchers North America, Inc.

In August 2013, the Company was contacted by plaintiffs’ counsel in the previously filed and settled Sabatino v. Weight Watchers North America, Inc. case (“Sabatino”), threatening to file a new class action on behalf of the Company’s current and former service providers in California asserting various wage and hour claims, including but not limited to claims for unpaid overtime and minimum wage violations, which allegedly accrued after the effective date of the Sabatino settlement. On March 17, 2014, the parties came to an agreement in principle to settle the matter on a class-wide basis for $1,688. On April 29, 2014, the parties executed a Memorandum of Understanding to document the terms and conditions of settlement and, the following day, plaintiffs filed a complaint regarding the claims at issue in the Northern District of California. On June 11, 2014, the parties filed a formal settlement agreement and other required documents for the Court’s preliminary approval. On July 21, 2014, the parties received the Court’s preliminary approval of the settlement agreement. On August 11, 2014, notices of settlement were sent out to the class members advising them of the settlement and their right to object or opt-out of the settlement; no class members did so by the deadline of September 22, 2014. A hearing seeking the Court’s final approval of the settlement is scheduled for December 2014, and on October 15, 2014 the parties filed a joint motion for the Court’s final approval in anticipation of that hearing. The Company believes that its previously recorded reserve is adequate with respect to this matter.

In re Weight Watchers International, Inc. Securities Litigation

In March 2014, two substantially identical putative class action complaints alleging violation of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current and former officers and directors, and the Company’s controlling shareholder, in the United States District Court for the Southern District of New York. The complaints were purportedly filed on behalf of all purchasers of the Company’s common stock, no par value per share, between February 14, 2012 and October 30, 2013, inclusive (the “Class Period”). The complaints allege that, during the Class Period, the defendants disseminated materially false and misleading statements and/or concealed material adverse facts. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The plaintiffs seek to recover unspecified damages on behalf of the class members. In June 2014, the Court consolidated the cases and appointed lead plaintiffs and lead counsel. On August 12, 2014, the plaintiffs filed an amended complaint that, among other things, reduced the Class Period to between February 14, 2012 and February 13, 2013 and dropped all current officers and certain directors previously named as defendants. On October 14, 2014, the defendants filed a motion to dismiss. The Company continues to believe that the suits are without merit and intends to defend them vigorously.

On May 29, 2014 and June 23, 2014, the Company received shareholder litigation demand letters alleging breaches of fiduciary duties and unjust enrichment by Company officers and directors and Artal Group, S.A., to the alleged injury of the Company. The allegations in the letters relate to those contained in the ongoing securities class action litigation. In response to the letter, pursuant to Virginia law, the Board of Directors has created a special committee to review and evaluate the facts and circumstances surrounding the claims made in the demand letters.

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

As of September 27, 2014 and September 28, 2013, the Company had in effect interest rate swaps with notional amounts totaling $1,500,000 and $467,500, respectively. In January 2009, the Company entered into a forward-starting interest rate swap with an effective date of January 4, 2010 and a termination date of January 27, 2014. Effective April 2, 2013, due to the Company’s debt refinancing, the Company ceased the application of hedge accounting for this swap. Accordingly, changes in the fair value of this swap were recorded in earnings subsequent to April 2, 2013 and were immaterial for the nine months ended September 27, 2014.

On July 26, 2013, in order to hedge an additional portion of its variable rate debt, the Company entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap was $1,500,000. During the term of this swap, the notional amount will decrease from $1,500,000 effective March 31, 2014 to $1,250,000 on April 3, 2017 with a further reduction to $1,000,000 on April 1, 2019. This interest rate swap effectively fixes the variable interest rate on the notional amount of this swap at 2.38%. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive income (loss).

As of September 27, 2014 and December 28, 2013, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amounts of $13,897 ($22,782 before taxes) and $4,603 ($7,546 before taxes), respectively.

The Company is hedging forecasted transactions for periods not exceeding the next seven years. The Company expects approximately $11,581 ($18,985 before taxes) of derivative losses included in accumulated other comprehensive income (loss) at September 27, 2014, based on current market rates, will be reclassified into earnings within the next 12 months.

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of September 27, 2014 and September 28, 2013, the fair value of the Company’s long-term debt was approximately $1,896,918 and $2,355,846, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of credit risk. See Note 10 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

	Total Fair Value	Fair Value Measurements Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at September 27, 2014	$28,899	$0	$28,899	$0
Interest rate swap liability at December 28, 2013	$7,578	$0	$7,578	$0

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.	Accumulated Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income are as follows:

Changes in Accumulated Other Comprehensive Income by Component (a)

	Nine Months Ended September 27, 2014
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
Beginning Balance at December 28, 2013	$(4,603)	$13,120	$8,517

Other comprehensive loss before reclassifications, net of tax	(13,526)	(4,013)	(17,539)
Amounts reclassified from accumulated other comprehensive income, net of tax (b)	4,232	0	4,232

Net current period other comprehensive loss including noncontrolling interest	(9,294)	(4,013)	(13,307)

Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	111	111

Ending Balance at September 27, 2014	$(13,897)	$9,218	$(4,679)

(a)    Amounts in parentheses indicate debits

(b)    See separate table below for details about these reclassifications

	Nine Months Ended September 28, 2013
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
Beginning Balance at December 29, 2012	$(6,602)	$19,461	$12,859

Other comprehensive loss before reclassifications, net of tax	(8,922)	(2,903)	(11,825)
Amounts reclassified from accumulated other comprehensive income, net of tax (b)	4,622	0	4,622

Net current period other comprehensive loss	(4,300)	(2,903)	(7,203)

Ending Balance at September 28, 2013	$(10,902)	$16,558	$5,656

(a)    Amounts in parentheses indicate debits

(b)    See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Income (a)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Details about Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$0	$(2,460)	$(6,937)	$(7,577)	Interest expense

	0	(2,460)	(6,937)	(7,577)	Income before income taxes
	0	960	2,705	2,955	Provision for income taxes

	$0	$(1,500)	$(4,232)	$(4,622)	Net income

(a)    Amounts in parentheses indicate debits to profit / loss

13.	Segment Data

Effective December 29, 2013, the Company realigned its organizational structure to improve the leverage of its significant assets and the alignment of its innovation efforts by integrating its Internet-based business with its meetings and other businesses and assigning responsibility for those integrated businesses on a geographical basis. This resulted in the Company changing the determination of its reportable segments such that the Company now has four reportable segments: North America, United Kingdom, Continental Europe and Other. Other consists of Asia Pacific and emerging markets operations and franchise revenues and related costs, all of which have been grouped together as if they were a single reportable segment because they do not meet any of the quantitative thresholds and are immaterial for separate disclosure. To be consistent with the information that is presented to the chief operating decision maker, the Company does not include intercompany activity in the segment results. Segment information for the three and nine months ended September 28, 2013 presented below has been revised to reflect the new reportable segment structure.

	Total Revenue
	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
North America	$221,157	$268,431	$734,053	$918,869
United Kingdom	37,778	40,510	123,405	136,699
Continental Europe	67,068	67,813	235,549	232,444
Other	19,181	19,580	59,082	70,000

Total revenue	$345,184	$396,334	$1,152,089	$1,358,012

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Net Income
	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Segment operating income:
North America	$67,389	$100,037	$214,062	$330,255
United Kingdom	12,012	12,342	23,863	26,569
Continental Europe	24,494	21,841	62,412	52,118
Other	5,325	5,466	12,106	14,390

Total segment operating income	109,220	139,686	312,443	423,332
General corporate expenses	(17,826)	(15,166)	(55,432)	(41,717)
Interest expense	32,958	26,892	89,411	76,298
Other expense, net	1,520	(352)	2,679	802
Early extinguishment of debt	0	0	0	21,685
Gain on Brazil acquisition	0	0	(10,540)	0
Provision for taxes	19,123	37,722	62,045	108,903

Net Income	37,793	60,258	113,416	173,927
Net income attributable to noncontrolling interest	99	0	9	0

Net income attributable to Weight Watchers International, Inc.	$37,892	$60,258	$113,425	$173,927

	Depreciation and Amortization
	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
North America	$9,062	$8,350	$25,398	$24,827
United Kingdom	255	372	969	915
Continental Europe	587	534	1,796	1,632
Other	620	488	1,713	1,438

Total segment depreciation and amortization	10,524	9,744	29,876	28,812
General corporate depreciation and amortization	5,701	3,810	13,871	10,018

Depreciation and amortization	$16,225	$13,554	$43,747	$38,830

14.	Restructuring Charges

As previously disclosed, the Company has reviewed its organization and undertook a restructuring which resulted in the elimination of certain positions and the termination of employment of certain employees in the three and nine months ended September 27, 2014. In connection with this plan, the Company recorded restructuring charges in connection with employee termination benefit costs of $713 ($430 after tax) and $10,867 ($6,629 after tax) during the three and nine months ended September 27, 2014, respectively. For the three and nine months ended September 27, 2014, these charges impacted cost of revenues by $(203) and $4,483, respectively, and selling, general and administrative expense by $916 and $6,384, respectively. For the three and nine months ended September 27, 2014, all restructuring charges were recorded to general corporate expense and therefore there was no impact to the segments.

For the nine months ended September 27, 2014, the reconciliation of the liability balance for these restructuring charges was as follows:

Balance as of December 28, 2013	$0
Provision	10,867
Payments	(7,904)

Balance as of September 27, 2014	$2,963

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company expects $1,850 of the liability as of September 27, 2014 to be paid in fiscal 2014 and the remainder to be paid in fiscal 2015. The Company anticipates recording additional restructuring charges in connection with this plan and the related employee termination benefit costs of approximately $300 during the remainder of fiscal 2014.

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

Weight Watchers International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q unless the context indicates otherwise: “we,” “us,” “our,” “WWI” and the “Company” refer to Weight Watchers International, Inc. and all of its operations consolidated for purposes of its financial statements; “North America” refers to our North American Company-owned operations; “United Kingdom” refers to our United Kingdom Company-owned operations; “Continental Europe” refers to our Continental Europe Company-owned operations; and “Other” refers to Asia Pacific and emerging markets operations and franchise revenues and related costs.

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Cost of revenues, gross profit and gross profit margin, selling, general and administrative expenses, operating income and operating income margin, income before taxes, net income attributable to the Company, effective tax rate and earnings per fully diluted share are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, as follows: (i) with respect to the third quarter and first nine months of fiscal 2014, to exclude the impact of charges associated with our previously disclosed restructuring of our organization; (ii) with respect to the first nine months of fiscal 2014, to exclude the net tax benefit related to an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized and the impact of the gain on the Brazil acquisition (as discussed further herein); and (iii) with respect to the first nine months of fiscal 2013, to exclude the impact from the early extinguishment of debt charge associated with the Company’s previously reported debt refinancing. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of restructuring charges, the net tax benefit offset by the recognition of a valuation allowance, the gain on the Brazil acquisition and the early extinguishment of debt charge. Our management believes these non-GAAP financial measures provide supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2013. Our critical accounting policies have not changed since the end of fiscal 2013.

RESULTS OF OPERATIONS

OVERVIEW

Given declining recruitment trends experienced throughout fiscal 2013, we began fiscal 2014 with lower starting active bases in both the meetings and Online businesses as compared to the start of the prior year. Despite the launch of our new two week starter plan, Simple Start, at the beginning of fiscal 2014, recruitment pressure, driven by the challenging competitive environment, continued into the first, second and third quarters of fiscal 2014. This recruitment decline, coupled with the lower active bases, led to a decline in total paid weeks and revenues in the first nine months of fiscal 2014 as compared to the prior year period.

Despite our continued focus on cost saving initiatives, the period-over-period revenue decline put substantial pressure on results of operations and caused operating income to decline in the first, second and third quarters of fiscal 2014 as compared to the respective prior year periods. As part of management’s strategy to offset revenue decline, the Company undertook its previously disclosed plan to restructure its organization, which resulted in the elimination of certain positions and termination of employment for certain employees in the first nine months of fiscal 2014. In connection with this plan, the Company recorded restructuring charges in connection with employee termination benefit costs of $10.9 million ($6.6 million after tax) during the first nine months of fiscal 2014. The Company anticipates recording additional restructuring charges in connection with this plan, including the related employee termination benefit costs, of approximately $0.3 million in the aggregate during the remainder of fiscal 2014. We expect $1.9 million of the liability as of September 27, 2014 to be paid in fiscal 2014 and the remainder to be paid in fiscal 2015.

As we look forward to fiscal 2015, we expect that we will enter the year with lower active bases in both our meetings and Online businesses as compared to the beginning of fiscal 2014. Irrespective of the recruitments for the remainder of fiscal 2014 and fiscal 2015, we expect the lower active bases at the beginning of fiscal 2015 as compared with the beginning of fiscal 2014 will on their own result in a reduction of earnings per fully diluted share, or EPS, of approximately $0.55. This reduction in EPS, driven by the lower active bases at the start of fiscal 2015, reflects a slight improvement from the expected EPS reduction of $0.60 we disclosed in our Quarterly Report on Form 10-Q filed on August 7, 2014. This EPS change of $0.05 was driven by a slight improvement in top line trends in the third quarter of fiscal 2014 that we had not previously anticipated. In addition, we expect that our continued investment in healthcare and in the new technology platform (while also maintaining the legacy technology platform) will result in an expense impacting fiscal 2015 EPS by approximately $0.26.

THREE MONTHS ENDED SEPTEMBER 27, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 28, 2013

The table below sets forth selected financial information for the third quarter of fiscal 2014 from our consolidated statements of net income for the three months ended September 27, 2014 versus selected financial information for the third quarter of fiscal 2013 from our consolidated statements of net income for the three months ended September 28, 2013:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Three Months Ended
	September 27, 2014	September 28, 2013	Increase/ (Decrease)	% Change
Revenues, net	$345.2	$396.3	$(51.2)	(12.9%)

Cost of revenues	157.6	164.4	(6.7)	(4.1%)

Gross profit	187.6	232.0	(44.4)	(19.1%)
Gross Margin %	54.3%	58.5%
Marketing expenses	36.8	48.2	(11.3)	(23.6%)

Selling, general & administrative expenses	59.4	59.3	0.1	0.1%

Operating income	91.4	124.5	(33.1)	(26.6%)
Operating Income Margin %	26.5%	31.4%
Interest expense	33.0	26.9	6.1	22.6%
Other expense (income), net	1.5	(0.4)	1.9	(532.5%)
Early extinguishment of debt	—	—	—	—

Income before income taxes	56.9	98.0	(41.1)	(41.9%)

Provision for income taxes	19.1	37.7	(18.6)	(49.3%)

Net income	37.8	60.3	(22.5)	(37.3%)
Net loss attributable to the noncontrolling interest	0.1	—	0.1	—

Net income attributable to Weight Watchers International, Inc.	$37.9	$60.3	$(22.4)	(37.1%)

Weighted average diluted shares outstanding	56.8	56.5	0.3	0.5%

Diluted EPS	$0.67	$1.07	$(0.40)	(37.4%)

Note: Totals may not sum due to rounding.

Certain results for the third quarter of fiscal 2014 are adjusted to exclude the $0.7 million impact of charges from our previously-disclosed restructuring plan. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of those components of our selected financial data for the three months ended September 27, 2014 that have been adjusted.

(in millions, except per share amounts)	Cost of Revenues	Gross Profit	Gross Profit Margin	Selling, General and Administrative Expenses	Operating Income	Operating Income Margin	Net Income Attributable to Company	Diluted EPS
Third quarter of fiscal 2014	$157.6	$187.6	54.3%	$59.4	$91.4	26.5%	$37.9	$0.67
Adjustments to Reported Amounts (1)
Restructuring charges (1)	0.2	(0.2)		(0.9)	0.7		0.4	0.01

Total Adjustments	0.2	(0.2)		(0.9)	0.7		0.4	0.01

Third quarter of fiscal 2014, as adjusted (1)	$157.8	$187.4	54.3%	$58.4	$92.1	26.7%	$38.3	0.68

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the third quarter of fiscal 2014 to exclude the impact of the $0.7 million ($0.4 million after tax) of charges associated with our previously disclosed plan to restructure our organization. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

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

Revenues were $345.2 million in the third quarter of fiscal 2014, as compared to $396.3 million in the third quarter of fiscal 2013. Excluding the impact of foreign currency, which positively impacted our revenues for the third quarter of fiscal 2014 by $2.2 million, revenues in the third quarter of fiscal 2014 declined 13.5% versus the prior year period. This revenue decline in the third quarter of fiscal 2014 was driven almost exclusively by revenue declines in the North America meetings and Online businesses.

Service revenues for the third quarter of fiscal 2014 were $281.9 million, a decrease of $40.1 million, or 12.5%, from $322.0 million in the prior year period. Excluding the impact of foreign currency, which increased our service revenues for the third quarter of fiscal 2014 by $1.4 million, service revenues in the third quarter of fiscal 2014 decreased by 12.9% versus the prior year period. The decline in service revenues was driven by a 12.4% decline in total paid weeks in the third quarter of fiscal 2014, primarily in North America, to 42.2 million from 48.1 million in the prior year period. The decline in total paid weeks was driven by a 12.7% lower active base at the beginning of the third quarter of fiscal 2014 versus the beginning of the third quarter of fiscal 2013 as well as by the lower recruitments in the third quarter of fiscal 2014 as compared to the prior year period given the continuing challenging competitive environment.

Our active base is comprised of both active Monthly Pass subscribers and Online subscribers. Active Monthly Pass subscribers declined 12.4% to 1.2 million at the end of the third quarter of fiscal 2014 from 1.4 million at the end of the third quarter of fiscal 2013. Active Online subscribers decreased by 12.7% to 1.7 million at the end of the third quarter of fiscal 2014 from 1.9 million at the end of the third quarter of fiscal 2013. Global attendance decreased 10.1% to 8.6 million in the third quarter of fiscal 2014 from 9.5 million in the third quarter of fiscal 2013.

Product sales and other for the third quarter of fiscal 2014 were $63.3 million, a decrease of $11.1 million, or 14.9%, from $74.4 million in the third quarter of fiscal 2013. Excluding the impact of foreign currency, which increased our product sales and other for the third quarter of fiscal 2014 by $0.8 million, product sales and other in the third quarter of fiscal 2014 decreased by 15.9% versus the prior year period. In-meeting product sales for the third quarter of fiscal 2014 were $36.0 million, a decrease of $7.7 million, or 17.6%, from $43.7 million in the third quarter of fiscal 2013. Excluding the impact of foreign currency, which increased our in-meeting product sales for the third quarter of fiscal 2014 by $0.5 million, in-meeting product sales in the third quarter of fiscal 2014 decreased by 18.6% versus the prior year period. This decrease resulted primarily from a 10.1% decline in attendance in the third quarter of fiscal 2014 versus the prior year period. Additionally, product sales per attendee decreased 8.3%, or 9.5% on a constant currency basis, in the third quarter of fiscal 2014 versus the prior year period. This decrease in product sales per attendee in the third quarter of fiscal 2014 was primarily the result of a decline in sales of enrollment-related products in North America and in all product categories in the United Kingdom.

Other revenues consists of licensing revenues, franchise royalties, revenues from the sale of products by mail and to our franchisees, Online advertising revenues, and advertising and subscription revenues from our publications. Other revenues totaled $27.3 million for the third quarter of fiscal 2014, a decrease of $3.4 million, or 11.0%, from $30.6 million for the third quarter of fiscal 2013. Excluding the impact of foreign currency, which increased other revenues for the third quarter of fiscal 2014 by $0.3 million, other revenues were 12.1% lower in the third quarter of fiscal 2014 compared to the prior year period. Our licensing revenues decreased by 6.7% in the third quarter of fiscal 2014 versus the prior year period driven primarily by the timing of brand marketing activities in the United Kingdom. Franchise royalties and sales of products to our franchisees declined in the aggregate by 10.4% in the third quarter of fiscal 2014 versus the prior year period. This decline in franchise royalties and sales of products to our franchisees was driven in part by our franchise acquisitions. Our by mail product sales and subscription revenues from our publications also declined in the aggregate by 15.0% in the third quarter of fiscal 2014 versus the prior year period.

See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the third quarter of fiscal 2014 was $157.6 million, a decline of $6.7 million from $164.4 million in the prior year period. Excluding the impact of restructuring charges, total cost of revenues in the third quarter of fiscal 2014 would have been $157.8 million, a decline of $6.5 million, or 4.0%, versus the prior year period. Excluding the impact of restructuring charges, gross profit for the third quarter of fiscal 2014 would have been $187.4 million, a decrease of $44.6 million, or 19.2%, from $232.0 million in the third quarter of fiscal 2013. Excluding the positive impact of foreign currency of $1.0 million and the negative impact of restructuring charges for the third quarter of fiscal 2014, gross profit in the third quarter of fiscal 2014 decreased by $45.7 million, or 19.7%, versus the prior year period. Gross margin in the third quarter of fiscal 2014 was 54.3%, as compared to gross margin of 58.5% in the third quarter of fiscal 2013. Gross margin compression was driven primarily by the decline in the North America gross margin, which was partially offset by the mix shift toward the higher margin Continental Europe business. The decline in North America gross margin was driven primarily by the impact of fixed cost deleverage and, in the United States, promotional activities, inventory management reserves and service provider compensation changes. In addition, given that revenues in our Online business declined as a percentage of total revenues, we were negatively impacted by the mix shift from our higher gross margin Online business in the third quarter of fiscal 2014 as compared to the prior year period where we had experienced the benefit of a mix shift to the Online business.

Marketing

Marketing expenses for the third quarter of fiscal 2014 were $36.8 million, a decrease of $11.3 million, or 23.6%, versus the third quarter of fiscal 2013. The decline was primarily driven by lower TV advertising and associated production costs in the United States. In addition, lower and more efficient digital marketing spend in the United States and timing of brand marketing promotions in the United Kingdom contributed to this decline. Marketing expenses as a percentage of revenue were 10.7% in the third quarter of fiscal 2014 as compared to 12.2% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $59.4 million for the third quarter of fiscal 2014 versus $59.3 million for the third quarter of fiscal 2013, an increase of $0.1 million, or 0.1%. Excluding the impact of restructuring charges of $0.9 million and foreign currency, which increased selling, general and administrative expenses for the third quarter of fiscal 2014 by $0.3 million, selling, general and administrative expenses decreased by 2.0% in the third quarter of fiscal 2014 versus the third quarter of fiscal 2013. This decline was driven by our restructuring and other cost containment efforts partially offset by higher spending in connection with our healthcare and technology initiatives. Selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2014 increased to 17.2% from 15.0% for the third quarter of fiscal 2013. Excluding the impact of restructuring charges, selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2014 increased to 16.9% from 15.0% for the third quarter of fiscal 2013.

Operating Income

Operating income for the third quarter of fiscal 2014 was $91.4 million, a decrease of $33.1 million, or 26.6%, from $124.5 million in the third quarter of fiscal 2013. Excluding the impact of restructuring charges and of foreign currency, which positively impacted operating income for the third quarter of fiscal 2014 by $0.8 million, operating income in the third quarter of fiscal 2014 decreased by $33.2 million, or 26.6%, versus the prior year period. This decrease in operating income was primarily the result of lower service revenues from both our meetings and Online businesses in North America in the third quarter of fiscal 2014 versus the prior year period. Operating income margin in the third quarter of fiscal 2014 was 26.5%. Excluding the impact of restructuring charges, our operating income margin in the third quarter of fiscal 2014 decreased to 26.7% from 31.4% in the third quarter of fiscal 2013. This decline in operating income margin was primarily driven by the decline in gross margin and higher selling, general and administrative expenses as a percentage of revenues as compared to the prior year period, partially offset by lower marketing expenses as a percentage of revenues.

Interest Expense

Interest expense was $33.0 million for the third quarter of fiscal 2014, an increase of $6.1 million, or 22.6%, from $26.9 million in the third quarter of fiscal 2013. Interest expense for the third quarter of fiscal 2014 included a $1.6 million write-off of deferred financing fees associated with the reduction of the amount of our Revolving Facility (defined hereafter). The increase in interest expense was primarily driven by the difference in the notional amount of our interest rate swaps in effect during the third quarter of fiscal 2014 versus the prior year period and to a lesser extent the 25 basis point increase in interest rates related to the issuance of revised corporate ratings by S&P and Moody’s on February 21, 2014. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our Revolving Facility and interest rates on our debt. In addition, although our average debt outstanding decreased by $24.0 million to $2,370.1 million in the third quarter of fiscal 2014 from $2,394.1 million in the third quarter of fiscal 2013, the effective interest rate on our debt, excluding the impact of our interest rate swaps, increased by 0.24% to 3.89% in the third quarter of fiscal 2014 from 3.65% in the third quarter of fiscal 2013. Including the impact of our interest rate swaps, our effective interest rate increased to 4.93% in the third quarter of fiscal 2014 from 4.09% in the third quarter of fiscal 2013.

Other Income and Expense

We incurred $1.5 million of other expense in the third quarter of fiscal 2014 as compared to $0.4 million of other income in the prior year period related to the impact of foreign currency on intercompany transactions in both periods.

Tax

Our effective tax rate was 33.6% for the third quarter of fiscal 2014 as compared to 38.5% for the third quarter of fiscal 2013. In the third quarter of fiscal 2013, higher losses in certain of our international subsidiaries for which a full valuation allowance was recorded drove an increase in our effective tax rate in that period. Conversely, in the third quarter of fiscal 2014, higher than expected net profit before taxes in the quarter and for the full year primarily drove a decline in our effective tax rate for that period.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the third quarter of fiscal 2014 declined 37.1% from $60.3 million in the third quarter of fiscal 2013 to $37.9 million. Excluding the impact of restructuring charges, net income attributable to the Company would have been $38.3 million in the third quarter of fiscal 2014, a decline of 36.4% versus the prior year period. This decline in net income attributable to the Company was primarily driven by the decrease in operating income in the third quarter of fiscal 2014 versus the prior year period.

EPS in the third quarter of fiscal 2014 was $0.67, a decrease of $0.40 from $1.07 in the third quarter of fiscal 2013. Excluding the impact of restructuring charges, EPS would have been $0.68 in the third quarter of fiscal 2014 as compared to $1.07 in the prior year period.

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

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the three months ended September 27, 2014 and the percentage change in those metrics versus the relevant prior year period:

(in millions unless otherwise stated)	Three Months Ended September 27, 2014							Q3 2014
	GAAP			Constant Currency
	Service Revenues	Product Sales & Other	Total Revenues	Service Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Active Base	EOP Active Base
								(in thousands)
North America	$188.7	$32.5	$221.2	$189.5	$32.6	$222.0	27.6	2,197.7	1,933.1
UK	26.9	10.9	37.8	24.8	10.1	34.9	4.9	381.9	332.0
CE	53.9	13.2	67.1	54.0	13.2	67.2	8.5	701.4	614.7
Other (1)	12.4	6.8	19.2	12.2	6.7	18.8	1.2	76.1	66.7

Total	$281.9	$63.3	$345.2	$280.4	$62.5	$343.0	42.2	3,357.1	2,946.4

	% Change Q3 2014 vs. Q3 2013
North America	-17.6%	-17.8%	-17.6%	-17.2%	-17.6%	-17.3%	-16.9%	-17.3%	-16.7%
UK	-2.0%	-16.8%	-6.7%	-9.5%	-22.9%	-13.8%	-8.6%	-7.2%	-7.2%
CE	-0.1%	-4.9%	-1.1%	0.1%	-4.7%	-0.9%	1.0%	1.6%	0.8%
Other (1)	6.5%	-14.7%	-2.0%	4.2%	-15.8%	-3.9%	0.2%	-13.2%	-17.3%
Total	-12.5%	-14.9%	-12.9%	-12.9%	-15.9%	-13.5%	-12.4%	-12.7%	-12.5%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

(in millions unless otherwise stated)
	Three Months Ended September 27, 2014			Q3 2014		Three Months Ended September 27, 2014			Q3 2014
	Meeting Fees		Meeting Paid Weeks	Incoming Active Monthly Pass Subscribers	EOP Active Monthly Pass Subscribers	Online Revenues		Online Paid Weeks	Incoming Active Online Subscribers	EOP Active Online Subscribers
	GAAP	Constant Currency				GAAP	Constant Currency
				(in thousands)					(in thousands)
North America	$118.3	$118.7	12.0	895.9	813.1	$70.4	$70.7	15.6	1,301.8	1,120.0
UK	19.9	18.4	3.0	223.6	196.1	7.0	6.5	1.9	158.3	135.9
CE	29.9	29.9	2.9	235.5	208.6	24.0	24.1	5.6	465.8	406.0
Other (1)	9.0	8.8	0.7	33.3	29.3	3.4	3.4	0.5	42.8	37.3

Total	$177.0	$175.7	18.6	1,388.3	1,247.2	$104.8	$104.7	23.5	1,968.8	1,699.3

	% Change Q3 2014 vs. Q3 2013
North America	-15.3%	-15.0%	-16.0%	-13.8%	-15.2%	-21.1%	-20.8%	-17.6%	-19.5%	-17.8%
UK	-1.3%	-9.0%	-8.2%	-4.6%	-5.5%	-3.9%	-10.9%	-9.3%	-10.6%	-9.6%
CE	-3.9%	-3.9%	-3.9%	-1.8%	-5.0%	5.0%	5.5%	3.8%	3.3%	4.1%
Other (1)	16.0%	12.9%	12.1%	-17.5%	-21.2%	-12.4%	-13.2%	-12.3%	-9.6%	-14.0%
Total	-10.9%	-11.5%	-12.2%	-10.7%	-12.4%	-15.0%	-15.1%	-12.6%	-14.1%	-12.7%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

The “active base” metric reports the number of active Monthly Pass subscribers in Company-owned operations or the number of active Online subscribers, as applicable. “Total active base” is the sum of the active Monthly Pass subscribers in Company-owned operations and the active Online subscribers.

The “paid weeks” metric reports paid weeks by our customers in Company-owned operations for a given period. For the meetings business, paid weeks is the sum of total paid commitment plan weeks and total pay-as-you-go weeks for a given period. For the Online business, paid weeks is the total paid Online subscriber weeks for a given period. “Total paid weeks” is the sum of meeting paid weeks and Online paid weeks.

Third Quarter of Fiscal 2014 North America Performance

In the third quarter of fiscal 2014, the decline in North America revenues was driven primarily by the decline in service revenues due primarily to the decline in total paid weeks. The decline in North America total paid weeks primarily resulted from the lower active base at the beginning of the third quarter of fiscal 2014 versus the beginning of the third quarter of fiscal 2013 as well as by lower recruitments in the third quarter of fiscal 2014 versus the prior year period. North America continued to face strong competition for consumer trial from an evolving competitor set, including mobile apps and activity monitors, during the third quarter of fiscal 2014.

The decline in North America product sales and other was driven primarily by a decline in in-meeting product sales. In the third quarter of fiscal 2014, in-meeting product sales of $18.6 million decreased by $5.5 million, or 22.9%, versus the prior year period. This decrease resulted primarily from a 13.1% attendance decline in the third quarter of fiscal 2014 as compared to the prior year period. In-meeting product sales per attendee decreased by 11.3% in the third quarter of fiscal 2014 versus the prior year period driven primarily by a decline in sales of enrollment-related products in North America.

Third Quarter of Fiscal 2014 United Kingdom Performance

In the third quarter of fiscal 2014, the decline in UK revenues was driven by the decline in UK service revenues and product sales and other. The decline in UK service revenues was due primarily to the decline in total paid weeks. Paid weeks performance in the third quarter of fiscal 2014 was driven by the lower active base at the beginning of the third quarter of fiscal 2014 versus the beginning of the third quarter of fiscal 2013. Recruitments increased in the third quarter of fiscal 2014 versus the prior year period, driven by the new advertising highlighting the power of food and food choice, new promotional tactics and a focused local marketing campaign to directly combat a strong local competitor.

The decline in UK product sales and other in the third quarter of fiscal 2014 versus the prior year period was driven primarily by a decline in in-meeting product sales and licensing revenue. In-meeting product sales of $6.6 million decreased by $1.4 million, or 17.4%, versus the prior year period. This decrease resulted primarily from an 11.0% attendance decline in the third quarter of fiscal 2014 as compared to the prior year period. In-meeting product sales per attendee decreased by 7.2% (14.2% on a constant currency basis) in the third quarter of fiscal 2014 versus the prior year period driven by the impact of the new Simple Start program on product sales and cycling against promotions in the prior year period. In the third quarter of fiscal 2014, licensing revenue of $3.8 million declined $0.8 million, or 17.1% (23.0% on a constant currency basis), from $4.6 million in the prior year period driven by the timing associated with brand marketing.

Third Quarter of Fiscal 2014 Continental Europe Performance

Revenues in Continental Europe in the third quarter of fiscal 2014 decreased $0.7 million, or 1.1% (0.9% on a constant currency basis), as compared to the prior year period. The decline in Continental Europe revenues was driven primarily by declines in product sales and other. Continental Europe service revenues for the third quarter of fiscal 2014 increased 0.1% on a constant currency basis versus the prior year period. Total paid weeks increased by 1.0% versus the prior year period, driven primarily by a 3.8% increase in Online paid weeks. The increase in service revenues was negatively impacted by a 3.9% paid weeks decline in the meetings business versus the prior year period. The increase in total paid weeks was primarily driven by the higher active Online subscriber base at the beginning of the quarter which more than offset a lower Monthly Pass starting active base and lower recruitments in the meetings business compared to the prior year period.

The decline in Continental Europe product sales and other was driven primarily by both a decline in licensing revenue and in-meeting product sales. In the third quarter of fiscal 2014, licensing revenue of $2.0 million declined $0.5 million, or 19.6% (19.5% on a constant currency basis), from $2.5 million in the prior year period. In the third quarter of fiscal 2014, in-meeting product sales of $9.0 million decreased by 5.0%, or 4.8% on a constant currency basis, versus the prior year period. This decrease resulted primarily from an 8.5% attendance decline in the third quarter of fiscal 2014 as compared to the prior year period. In-meeting product sales per attendee increased by 3.8%, or 4.1% on a constant currency basis, in the third quarter of fiscal 2014 versus the prior year period driven primarily by sales of Fitbit in our German market.

Third Quarter of Fiscal 2014 Other Performance

Revenues in Other in the third quarter of fiscal 2014 declined by 2.0%, or 3.9% on a constant currency basis, versus the prior year period. The decline in Other revenue was driven by revenue declines in Asia Pacific and with our franchisees, partially offset by the Brazil acquisition in March 2014 which resulted in the inclusion of that business’s results for fiscal 2014 from the date of acquisition forward, whereas in fiscal 2013 the results of that business were not included in the Company’s consolidated results but for the Company’s proportionate share of the income earned by that business.

Other service revenues for the third quarter of fiscal 2014 increased 4.2% on a constant currency basis as compared to the prior year period. The increase in Other service revenues was driven primarily by an increase of 12.1% in meeting paid weeks partially offset by a 12.3% decline in Online paid weeks, versus the prior year period. Other paid weeks performance in the third quarter of fiscal 2014 was driven by the Brazil acquisition, but partially offset by the lower active bases in both the meetings and Online businesses in Asia Pacific at the beginning of the third quarter of fiscal 2014 versus the beginning of the third quarter of fiscal 2013 coupled with lower recruitments as compared to levels in the prior year period.

Product sales and other in the Other segment for the third quarter of fiscal 2014 declined 14.7%, or 15.8% on a constant currency basis, versus the prior year period. The decline in product sales and other was driven primarily by a decline in in-meeting product sales and revenue from our franchisees. In the third quarter of fiscal 2014, in-meeting product sales of $1.8 million decreased by $0.3 million, or 13.9%, versus the prior year period driven by volume declines in Asia Pacific partially offset by the impact of the Brazil acquisition.

Revenues from our franchisees totaled $2.6 million in the third quarter of fiscal 2014, a decline of $0.5 million, or 16.8%, from $3.1 million in the prior year period, driven in part by the decline in meetings business performance, similar to that which we experienced in North America in fiscal 2013, and in the number of franchises resulting from our acquisitions of several of our franchisees in fiscal 2013.

NINE MONTHS ENDED SEPTEMBER 27, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 28, 2013

The table below sets forth selected financial information for the first nine months of fiscal 2014 from our consolidated statements of net income for the nine months ended September 27, 2014 versus selected financial information for the first nine months of fiscal 2013 from our consolidated statements of net income for the nine months ended September 28, 2013:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Nine Months Ended
	September 27, 2014	September 28, 2013	Increase/ (Decrease)	% Change
Revenues, net	$1,152.1	$1,358.0	$(205.9)	(15.2%)

Cost of revenues	515.8	558.7	(42.9)	(7.7%)

Gross profit	636.3	799.3	(163.1)	(20.4%)
Gross Margin %	55.2%	58.9%

Marketing expenses	198.4	241.1	(42.7)	(17.7%)

Selling, general & administrative expenses	180.9	176.6	4.3	2.4%

Operating income	257.0	381.6	(124.6)	(32.7%)
Operating Income Margin %	22.3%	28.1%

Interest expense	89.4	76.3	13.1	17.2%
Other expense, net	2.7	0.8	1.9	234.0%
Gain on Brazil acquisition	(10.5)	—	(10.5)	—
Early extinguishment of debt	—	21.7	(21.7)	(100.0%)

Income before income taxes	175.5	282.8	(107.4)	(38.0%)

Provision for income taxes	62.0	108.9	(46.9)	(43.0%)

Net income	113.4	173.9	(60.5)	(34.8%)

Net income attributable to the noncontrolling interest	0.0	—	0.0	—

Net income attributable to Weight Watchers International, Inc.	$113.4	$173.9	$(60.5)	(34.8%)

Weighted average diluted shares outstanding	56.6	56.3	0.3	0.5%

Diluted EPS	$2.00	$3.09	$(1.08)	(35.1%)

Note: Totals may not sum due to rounding.

Certain results for the first nine months of fiscal 2014 are adjusted to exclude the $10.9 million impact of charges from our restructuring plan, $10.5 million related to the gain on the Brazil acquisition and the $2.4 million net tax benefit related to an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of those components of our selected financial data for the nine months ended September 27, 2014 that have been adjusted.

(in millions, except per share amounts)	Cost of Revenues	Gross Profit	Gross Profit Margin	Selling, General and Administrative Expenses	Operating Income	Operating Income Margin	Gain on Brazil Acquisition	Net Income Attributable to Company	Diluted EPS

Nine months of fiscal 2014	$515.8	$636.3	55.2%	$180.9	$257.0	22.3%	$(10.5)	$113.4	$2.00
Adjustments to Reported Amounts (1)
Restructuring charges (1)	(4.5)	4.5		(6.4)	10.9		—	6.6	0.12
Gain on Brazil acquisition (1)	—	—		—	—		(10.5)	(6.4)	(0.11)
Tax benefit, net (1)	—	—		—	—		—	(2.4)	(0.04)

Total Adjustments	(4.5)	4.5		(6.4)	10.9		(10.5)	(2.1)	(0.04)

Nine months of fiscal 2014, as adjusted (1)	$511.3	$640.8	55.6%	$174.5	$267.9	23.3%	$—	$111.3	1.96

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first nine months of fiscal 2014 to exclude the $ 10.9 million ($6.6 million after tax) of charges associated with our previously disclosed plan to restructure our organization, the impact of the gain of $10.5 million ($6.4 million after tax) recognized in connection with the Brazil acquisition due to an adjustment of our previously held equity interest to fair value offset by a charge associated with the settlement of the royalty-free arrangement of the Brazilian partnership and the $2.4 million net tax benefit related to an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the first nine months of fiscal 2013 are adjusted to exclude the $21.7 million impact of the early extinguishment of debt charge. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of those components of our selected financial data for the nine months ended September 28, 2013 that have been adjusted.

(in millions, except per share amounts)	Income Before Taxes	Provision for Income Taxes	Net Income Attributable to Company	Diluted EPS

Nine months of fiscal 2013	$282.8	$108.9	$173.9	$3.09
Adjustments to Reported Amounts (1)
Early extinguishment of debt charge (1)	21.7	8.4	13.3	0.24

Total Adjustments	21.7	8.4	13.3	0.24

Nine months of fiscal 2013, as adjusted (1)	$304.5	$117.3	$187.3	$3.32

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the nine months ended fiscal 2013 to exclude the impact of the $21.7 million ($13.3 million after tax) early extinguishment of debt charge associated with our previously reported debt refinancing. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues were $1,152.1 million in the first nine months of fiscal 2014, as compared to $1,358.0 million in the first nine months of fiscal 2013. Excluding the impact of foreign currency, which positively impacted our revenues for the first nine months of fiscal 2014 by $9.6 million, revenues in the first nine months of fiscal 2014 declined 15.9% versus the prior year period. This revenue decline in the first nine months of fiscal 2014 was driven by revenue declines in the meetings and Online businesses globally, most notably in North America.

Service revenues for the first nine months of fiscal 2014 were $917.2 million, a decrease of $148.6 million, or 13.9%, from $1,065.9 million in the prior year period. Excluding the impact of foreign currency, which increased our service revenues for the first nine months of fiscal 2014 by $6.0 million, service revenues in the first nine months of fiscal 2014 decreased by 14.5% versus the prior year period. The decline in service revenues was driven by a 13.6% decline in total paid weeks in the first nine months of fiscal 2014, primarily in North America, to 137.6 million from 159.3 million in the prior year period. The decline in total paid weeks was driven by an 8.6% lower active base at the beginning of fiscal 2014 versus the beginning of fiscal 2013 as well as by the lower recruitments in the first nine months of fiscal 2014 as compared to the prior year period given the continuing challenging competitive environment. Global attendance decreased 13.4% to 29.8 million in the first nine months of fiscal 2014 from 34.4 million in the first nine months of fiscal 2013.

Product sales and other for the first nine months of fiscal 2014 were $234.9 million, a decrease of $57.3 million, or 19.6%, from $292.2 million in the first nine months of fiscal 2013. Excluding the impact of foreign currency, which increased our product sales and other for the first nine months of fiscal 2014 by $3.6 million, product sales and other in the first nine months of fiscal 2014 decreased by 20.8% versus the prior year period. In-meeting product sales for the first nine months of fiscal 2014 were $137.8 million, a decrease of $37.4 million, or 21.4%, from $175.3 million in the first nine months of fiscal 2013. Excluding the impact of foreign currency, which increased our in-meeting product sales for the first nine months of fiscal 2014 by $2.4 million, in-meeting product sales in the first nine months of fiscal 2014 decreased by 22.7% versus the prior year period. This decrease resulted primarily from a 13.4% decline in attendance in the first nine months of fiscal 2014 versus the prior year period. Additionally, product sales per attendee decreased 9.1%, or 10.7% on a constant currency basis, in the first nine months of fiscal 2014 versus the prior year period. This decrease in product sales per attendee in the first nine months of fiscal 2014 was primarily the result of a decline in sales of enrollment-related products in North America and to a lesser extent the United Kingdom.

Other revenues totaled $97.0 million for the first nine months of fiscal 2014, a decrease of $19.9 million, or 17.0%, from $116.9 million for the first nine months of fiscal 2013. Excluding the impact of foreign currency, which increased other revenues for the first nine months of fiscal 2014 by $1.2 million, other revenues were 18.0% lower in the first nine months of fiscal 2014 compared to the prior year period. Our licensing revenues decreased by 14.3% in the first nine months of fiscal 2014 versus the prior year period driven primarily by the timing of brand marketing activities across many of our markets. Franchise royalties and sales of products to our franchisees declined in the aggregate by 26.9% in the first nine months of fiscal 2014 versus the prior year period. This decline in franchise royalties and sales of products to our franchisees was driven in part by our franchise acquisitions. Our by mail product sales and subscription revenues from our publications also declined in the aggregate by 14.7% in the first nine months of fiscal 2014 versus the prior year period.

See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first nine months of fiscal 2014 was $515.8 million, a decline of $42.9 million from $558.7 million in the prior year period. Excluding the impact of restructuring charges, total cost of revenues in the first nine months of fiscal 2014 would have been $511.3 million, a decline of $47.4 million, or 8.5%, versus the prior year period. Excluding the impact of restructuring charges, gross profit for the first nine months of fiscal 2014 would have been $640.8 million, a decrease of $158.6 million, or 19.8%, from $799.3 million in the first nine months of fiscal 2013. Excluding the positive impact of foreign currency for the first nine months of fiscal 2014 of $4.9 million and the negative impact of restructuring charges, gross profit in the first nine months of fiscal 2014 decreased by $163.4 million, or 20.4%, versus the prior year period. Gross margin in the first nine months of fiscal 2014 was 55.2%. Excluding the impact of restructuring charges, gross margin in the first nine months of fiscal 2014 was 55.6%, as compared to gross margin of 58.9% in the first nine months of fiscal 2013. Gross margin compression was driven primarily by the decline in the North America gross margin, which was partially offset by an increase in gross margin in Continental Europe. The decline in North America gross margin was driven primarily by fixed cost deleverage and the impact of service provider compensation changes in the United States. In addition, given the lower revenue in our Online business, the mix shift to our higher gross margin Online business in the first nine months of fiscal 2014 did not provide the same degree of benefit to gross margin as we had experienced in the prior year period.

Marketing

Marketing expenses for the first nine months of fiscal 2014 were $198.4 million, a decrease of $42.7 million, or 17.7%, versus the first nine months of fiscal 2013. Excluding the impact of foreign currency, which increased marketing expenses for the first nine months of fiscal 2014 by $1.5 million, marketing expenses were 18.3% lower in the first nine months of fiscal 2014 compared to the prior year period. The decline was primarily driven by lower TV media and production costs from first-time integrated, as well as the sharing among markets of, TV spots for both our meetings and Online businesses, and lower and more efficient digital marketing spend in the United States. Marketing expenses as a percentage of revenue were 17.2% in the first nine months of fiscal 2014 as compared to 17.8% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses were $180.9 million for the first nine months of fiscal 2014 versus $176.6 million for the first nine months of fiscal 2013, an increase of $4.3 million, or 2.4%. Excluding the impact of restructuring charges of $6.4 million and foreign currency, which increased selling, general and administrative expenses for the first nine months of fiscal 2014 by $1.1 million, selling, general and administrative expenses decreased by 1.8% in the first nine months of fiscal 2014 versus the first nine months of fiscal 2013. The decrease was primarily driven by our cost saving initiatives which included lower compensation and discretionary spend across the Company. These savings were partially offset by higher spending in connection with our healthcare and technology initiatives. Selling, general and administrative expenses as a percentage of revenue for the first nine months of fiscal 2014 increased to 15.7% from 13.0% for the first nine months of fiscal 2013. Excluding the impact of restructuring charges, selling, general and administrative expenses as a percentage of revenue for the first nine months of fiscal 2014 increased to 15.1% from 13.0% for the first nine months of fiscal 2013.

Operating Income

Operating income for the first nine months of fiscal 2014 was $257.0 million, a decrease of $124.6 million, or 32.7%, from $381.6 million in the first nine months of fiscal 2013. Excluding the impact of restructuring charges in the first nine months of fiscal 2014, and of foreign currency, which positively impacted operating income for the first nine months of fiscal 2014 by $2.3 million, operating income in the first nine months of fiscal 2014 decreased by $116.0 million, or 30.4%, versus the prior year period. This decrease in operating income was almost exclusively the result of lower operating income from our North America business in the first nine months of fiscal 2014 as compared to the prior year period. The lower operating income in the North America business was driven by lower service revenues from both our meetings and Online businesses in North America in the first nine months of fiscal 2014 versus the prior year period. Operating income margin in the first nine months of fiscal 2014 was 22.3%. Excluding the impact of restructuring charges, our operating income margin in the first nine months of fiscal 2014 decreased to 23.3% from 28.1% in the first nine months of fiscal 2013. This decline in operating income margin was primarily driven by the decline in gross margin, and higher selling, general and administrative expenses as a percentage of revenues partially offset by lower marketing expense as a percentage of revenues, as compared to the prior year period.

Interest Expense

Interest expense was $89.4 million for the first nine months of fiscal 2014, an increase of $13.1 million, or 17.2%, from $76.3 million in the first nine months of fiscal 2013. Interest expense for the first nine months of fiscal 2014 included a $1.6 million write-off of deferred financing fees associated with the reduction of the amount of our Revolving Facility (defined hereafter). The increase in interest expense was primarily driven by the higher interest rates on our debt as a result of the April 2, 2013 debt refinancing and the 25 basis point increase related to the issuance of revised corporate ratings by S&P and Moody’s on February 21, 2014 as well as the difference in the notional amount of our interest rate swaps in effect during the first nine months of fiscal 2014 versus the prior year period. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our Revolving Facility and interest rates on our debt. Our average debt outstanding decreased by $24.2 million to $2,376.1 million in the first nine months of fiscal 2014 from $2,400.3 million in the first nine months of fiscal 2013, however, the effective interest rate on our debt, excluding the impact of our interest rate swaps, increased by 0.42% to 3.85% in the first nine months of fiscal 2014 from 3.43% in the first nine months of fiscal 2013. Including the impact of our interest rate swaps, our effective interest rate increased to 4.57% in the first nine months of fiscal 2014 from 3.87% in the first nine months of fiscal 2013.

Gain on Brazil Acquisition

In March 2014, we acquired an additional 45% equity interest in our Brazilian partnership thereby increasing our equity interest to 80%. As a result of this transaction, the Company adjusted its previously held equity interest to fair value and recorded a charge associated with the settlement of the royalty-free arrangement of its Brazilian partnership. The net effect of these items resulted in the Company recognizing a pre-tax gain of $10.5 million in the first nine months of fiscal 2014.

Other Income and Expense

We incurred $2.7 million of other expense in the first nine months of fiscal 2014 as compared to $0.8 million of other expense in the first nine months of fiscal 2013 related to the impact of foreign currency on intercompany transactions in both periods.

Tax

Our effective tax rate was 35.4% for the first nine months of fiscal 2014 as compared to 38.5% for the first nine months of fiscal 2013. The decrease was due mainly to the net tax benefit associated with the closure of our China business that was recorded in the first nine months of fiscal 2014 offset by the recognition of a valuation allowance that was recorded in the first nine months of fiscal 2014 related to tax benefits previously recorded for foreign losses that are not expected to be realized. Excluding the impact of these items, our effective tax rate would have been 36.7%. In the first nine months of fiscal 2013, higher losses in certain of our international subsidiaries for which a full valuation allowance was recorded drove an increase in our effective tax rate in that period. Conversely, in the first nine months of fiscal 2014, higher than expected net profit before taxes in the period and for the full year primarily drove a decline in our effective tax rate for the nine month period.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the first nine months of fiscal 2014 declined 34.8% from $173.9 million in the first nine months of fiscal 2013 to $113.4 million. Excluding the impact of restructuring charges, the gain on the Brazil acquisition, the net tax benefit offset by the recognition of a valuation allowance, and the early extinguishment of debt charge, net income attributable to the Company would have been $111.3 million in the first nine months of fiscal 2014, a decline of 40.6% versus the adjusted prior year period. This decline in net income attributable to the Company was primarily driven by the decrease in operating income in the first nine months of fiscal 2014 versus the prior year period.

EPS in the first nine months of fiscal 2014 was $2.00, a decrease of $1.08 from $3.09 in the first nine months of fiscal 2013. Excluding the impact of restructuring charges, the gain on the Brazil acquisition, the net tax benefit offset by the recognition of a valuation allowance and the early extinguishment of debt charge, EPS would have been $1.97 in the first nine months of fiscal 2014 as compared to $3.09 in the prior year period.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the nine months ended September 27, 2014 and the percentage change in those metrics versus the relevant prior year period:

(in millions unless otherwise stated)	Nine Months Ended September 27, 2014							YTD 2014
	GAAP			Constant Currency
	Service Revenues	Product Sales & Other	Total Revenues	Service Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Active Base	EOP Active Base
								(in thousands)
North America	$614.3	$119.7	$734.1	$618.2	$120.1	$738.3	$91.1	2,066.1	$1,933.1
UK	84.8	38.6	123.4	78.3	35.8	114.1	15.6	297.4	332.0
CE	181.1	54.4	235.5	176.1	52.8	228.8	27.3	528.4	614.7
Other (1)	37.0	22.1	59.1	38.6	22.7	61.4	3.6	71.1	66.7

Total	$917.2	$234.9	$1,152.1	$911.2	$231.3	$1,142.5	137.6	2,962.9	2,946.4

	% Change First Nine Months 2014 vs. First Nine Months 2013
North America	-19.2%	-24.4%	-20.1%	-18.7%	-24.1%	-19.7%	-17.9%	-12.3%	-16.7%
UK	-5.7%	-17.5%	-9.7%	-12.8%	-23.6%	-16.5%	-11.7%	-14.3%	-7.2%
CE	3.2%	-4.5%	1.3%	0.4%	-7.5%	-1.6%	1.6%	14.6%	0.8%
Other (1)	-7.4%	-26.5%	-15.6%	-3.4%	-24.3%	-12.3%	-5.9%	-7.1%	-17.3%
Total	-13.9%	-19.6%	-15.2%	-14.5%	-20.8%	-15.9%	-13.6%	-8.6%	-12.5%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

(in millions unless otherwise stated)
	Nine Months Ended September 27, 2014			YTD 2014		Nine Months Ended September 27, 2014			YTD 2014
	Meeting Fees		Meeting Paid Weeks	Incoming Active Monthly Pass Subscribers	EOP Active Monthly Pass Subscribers	Online Revenues		Online Paid Weeks	Incoming Active Online Subscribers	EOP Active Online Subscribers
	GAAP	Constant Currency				GAAP	Constant Currency
				(in thousands)					(in thousands)
North America	$379.8	$382.1	38.6	833.2	813.1	$234.5	$236.1	52.5	1,232.9	1,120.0
UK	62.9	58.1	9.6	166.0	196.1	21.9	20.2	6.0	131.4	135.9
CE	104.7	101.6	9.9	183.6	208.6	76.4	74.5	17.4	344.8	406.0
Other (1)	26.2	27.1	2.0	33.9	29.3	10.8	11.6	1.6	37.1	37.3

Total	$573.6	$568.8	60.1	1,216.7	1,247.2	$343.6	$342.4	77.5	1,746.2	1,699.3

	% Change First Nine Months 2014 vs. First Nine Months2013
North America	-18.6%	-18.1%	-17.1%	-11.7%	-15.2%	-20.2%	-19.7%	-18.4%	-12.6%	-17.8%
UK	-5.9%	-13.1%	-12.2%	-18.7%	-5.5%	-5.0%	-12.2%	-11.0%	-8.0%	-9.6%
CE	-0.9%	-3.8%	-3.4%	-0.9%	-5.0%	9.5%	6.7%	4.7%	25.0%	4.1%
Other (1)	-1.6%	1.6%	2.4%	-3.4%	-21.2%	-19.1%	-13.3%	-14.5%	-10.2%	-14.0%
Total	-13.8%	-14.6%	-13.8%	-11.1%	-12.4%	-14.1%	-14.4%	-13.5%	-6.7%	-12.7%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

First Nine Months of Fiscal 2014 North America Performance

In the first nine months of fiscal 2014, the decline in North America revenues was driven primarily by the decline in service revenues. The decline in North America service revenues was driven primarily by the decline in North America total paid weeks. The decline in North America total paid weeks primarily resulted from the lower active base at the beginning of fiscal 2014 versus the beginning of fiscal 2013 as well as by lower recruitments in the first nine months of fiscal 2014 versus the prior year period. North America continued to face strong competition for consumer trial from an evolving competitor set, including mobile apps and activity monitors, during the first nine months of fiscal 2014. In response to weakening recruitment trends in fiscal 2014, the North America business introduced new advertising and implemented new promotional tactics.

The decline in North America product sales and other was driven primarily by a decline in in-meeting product sales. In the first nine months of fiscal 2014, in-meeting product sales of $69.5 million decreased by $29.8 million, or 30.0%, versus the prior year period. This decrease resulted primarily from a 17.2% attendance decline in the first nine months of fiscal 2014 as compared to the prior year period. In-meeting product sales per attendee decreased by 15.5% in the first nine months of fiscal 2014 versus the prior year period driven primarily by a decline in sales of enrollment-related products in North America.

First Nine Months of Fiscal 2014 United Kingdom Performance

In the first nine months of fiscal 2014, the decline in UK revenues was driven by both the decline in UK service revenues and in-meeting product sales. The decline in UK service revenues was driven primarily by declines of 12.2% in UK meetings paid weeks and 11.0% in UK Online paid weeks versus the prior year period. Paid weeks performance in the first nine months of fiscal 2014 was driven by the lower active bases in both the meetings and Online businesses at the beginning of fiscal 2014 versus the beginning of fiscal 2013 coupled with lower recruitments in the first nine months of fiscal 2014 as compared to the prior year period. In response to weakening recruitment trends, primarily in the meetings business, early in fiscal 2014, the UK business introduced new advertising, implemented new promotional tactics and invested in a local marketing campaign to directly combat a strong local competitor. As a result of these initiatives, although still negative in the first half of fiscal 2014, the United Kingdom experienced an improvement in its recruitment trend during the nine-month period such that, in the third quarter of fiscal 2014, the recruitment trend turned positive as compared to the prior year period.

The decline in UK product sales and other in the first nine months of fiscal 2014 versus the prior year period was driven primarily by a decline in in-meeting product sales and to a lesser extent a decline in licensing revenue. In the first nine months of fiscal 2014, in-meeting product sales of $24.2 million decreased by $5.2 million, or 17.7%, versus the prior year period. This decrease resulted primarily from a 12.7% attendance decline in the first nine months of fiscal 2014 as compared to the prior year period. In-meeting product sales per attendee also declined by 5.7%, or 12.7% on a constant currency basis, in the first nine months of fiscal 2014 versus the prior year period driven by the impact of the new Simple Start program on product sales. Licensing revenue of $12.5 million declined $2.9 million, or 18.8% (24.8% on a constant currency basis), from $15.4 million in the prior year period driven by the timing associated with brand marketing.

First Nine Months of Fiscal 2014 Continental Europe Performance

Revenues in Continental Europe in the first nine months of fiscal 2014 increased $3.1 million, or 1.3%, but declined by 1.6% when excluding the impact of foreign currency, as compared to the prior year period. The decline in Continental Europe revenues was driven primarily by the decline in product sales and other partially offset by an increase in service revenues. Continental Europe service revenues for the first nine months of fiscal 2014 increased 0.4% on a constant currency basis versus the prior year period. The increase in Continental Europe service revenues on a constant currency basis was primarily the result of an increase of 6.7% in Online revenues versus the prior year period. This increase in Online revenues was driven by the higher active Online subscriber base at the start of fiscal 2014 which drove higher Online paid weeks in the period as compared to the prior year period. This increase in Online revenue more than offset a lower Monthly Pass starting active base and recruitment softness in the meetings business, particularly in Germany in the first half of fiscal 2014.

The decline in Continental Europe product sales and other was driven primarily by both a decline in in-meeting product sales and to a lesser extent a decline in licensing revenue. In the first nine months of fiscal 2014, in-meeting product sales of $37.9 million decreased by $1.3 million, or 3.2% (6.2% on a constant currency basis), versus the prior year period. This decrease resulted primarily from a 5.3% attendance decline in the first nine months of fiscal 2014 as compared to the prior year period. Licensing revenue of $7.6 million declined $1.4 million, or 15.9% (18.7% on a constant currency basis), from $9.0 million in the prior year period.

First Nine Months of Fiscal 2014 Other Performance

Revenues in Other in the first nine months of fiscal 2014 declined by 15.6%, or 12.3% on a constant currency basis, versus the prior year period. The decline in Other revenue was driven by revenue declines in Asia Pacific and with our franchisees, partially offset by the beneficial impact of the consolidation of the Brazil operations following our acquisition in March 2014.

Other service revenues for the first nine months of fiscal 2014 decreased 3.4% on a constant currency basis as compared to the prior year period. This decline was driven by a 5.9% decline in Other total paid weeks versus the prior year period. Other paid weeks performance in the first nine months of fiscal 2014 was driven by the lower active bases in both the meetings and Online businesses at the beginning of fiscal 2014 versus the beginning of fiscal 2013 coupled with lower recruitments as compared to levels in the prior year period.

Product sales and other in the Other segment for the first nine months of fiscal 2014 declined 26.5%, or 24.3% on a constant currency basis, versus the prior year period. The decline in product sales and other was driven primarily by a decline in revenue from our franchisees and to a lesser extent our licensees. In the first nine months of fiscal 2014, licensing revenue of $3.6 million declined $1.3 million, or 26.9%, versus the prior year period due in part to the timing of brand revenue from our licensing partners. In the first nine months of fiscal 2014, in-meeting product sales of $6.2 million decreased by $1.1 million, or 15.6% (12.5% on a constant currency basis), versus the prior year period driven by volume declines in Asia Pacific partially offset by the impact of the Brazil acquisition.

Revenues from our franchisees totaled $8.8 million in the first nine months of fiscal 2014, a decline of $4.1 million, or 31.7%, from $12.9 million in the prior year period, driven in part by the decline in meetings business performance, similar to that which we experienced in North America, and in the number of franchises resulting from our acquisitions of several of our franchisees.

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

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

	September 27, 2014	December 28, 2013	Increase/ (Decrease)
	(in millions)
Total current assets	$439.0	$315.7	$123.3
Total current liabilities	378.4	345.8	32.6

Working capital surplus (deficit)	60.6	(30.1)	(90.7)
Cash and cash equivalents	327.4	174.6	152.8
Current portion of long-term debt	30.0	30.0	0.0

Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(236.8)	$(174.7)	$62.1

We generally operate with negative working capital. This is driven in part by our commitment plans which are our primary payment method. These plans require members and subscribers to pay us for meetings and subscription products, respectively, before we pay for our obligations in the normal course of business. These prepayments are recorded as a current liability on our balance sheet which results in negative working capital. Our working capital deficit decreased $90.7 million to a $60.6 million working capital surplus at September 27, 2014 from a $30.1 million working capital deficit at December 28, 2013. After making scheduled debt repayments of $18.0 million in the first nine months of fiscal 2014, the current portion of our long-term debt remained at $30.0 million versus the end of fiscal 2013 as described below (see “—Long-Term Debt”).

Excluding the changes in cash and cash equivalents and current portion of long-term debt from both periods, the working capital deficit at September 27, 2014 increased by $62.1 million to $236.8 million from $174.7 million at December 28, 2013. The primary factors contributing to this increase in our working capital deficit were a $21.3 million increase in the derivative payable, a $17.5 million reduction in inventory, a timing-related increase of $12.5 million in income tax liabilities, a $4.8 million increase in deferred revenue due to the seasonality in our Online and Monthly Pass active bases and a $4.2 million decrease in accounts receivable, as well as a $1.8 million net increase to the working capital deficit resulting from other operational items.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the nine months ended:

	September 27, 2014	September 28, 2013
	(in millions)
Net cash provided by operating activities	$221.3	$301.4
Net cash used in investing activities	$(47.4)	$(131.4)
Net cash used in financing activities	$(17.8)	$(59.1)

Operating Activities

First Nine Months of Fiscal 2014

Cash flows provided by operating activities of $221.3 million for the first nine months of fiscal 2014 decreased by $80.1 million from $301.4 million in the first nine months of fiscal 2013. The decrease in cash provided by operating activities was primarily the result of $60.5 million of lower net income in the first nine months of fiscal 2014 as compared to the prior year period.

The $221.3 million of cash flows provided by operating activities for the first nine months of fiscal 2014 exceeded the period’s net income by $107.9 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital as described above (see “—Balance Sheet Working Capital”) and non-cash expenses.

First Nine Months of Fiscal 2013

The $301.4 million of cash flows provided by operating activities for the first nine months of fiscal 2013 exceeded the period’s net income by $127.5 million. The excess of cash flows provided by operating activities over net income arose primarily from changes in our working capital, non-cash expenses and differences between book and cash taxes.

Investing Activities

First Nine Months of Fiscal 2014

Net cash used for investing activities totaled $47.4 million in the first nine months of fiscal 2014, a decrease of $84.0 million as compared to the first nine months of fiscal 2013. This decrease was primarily attributable to the net purchase price of $14.2 million paid less cash acquired of $2.3 million for our controlling equity interest in our Brazilian partnership in the first nine months of fiscal 2014 and $4.8 million of cash paid for Wello in the first nine months of fiscal 2014 as compared to the $78.4 million aggregate purchase price paid for franchise acquisitions completed in the first nine months of fiscal 2013. In addition, in the first nine months of fiscal 2014, although we invested in technology and operating infrastructure, as well as health care initiatives, we incurred lower capital expenditures due to the benefit of not having expenditures in connection with the move of our headquarters and our retail initiative as we did in the first nine months of fiscal 2013.

First Nine Months of Fiscal 2013

Net cash used for investing activities totaled $131.4 million in the first nine months of fiscal 2013, an increase of $59.8 million as compared to the first nine months of fiscal 2012. This increase was primarily attributable to the $78.4 million aggregate purchase price paid for franchise acquisitions completed in the first nine months of fiscal 2013. In the first nine months of fiscal 2013, we acquired substantially all of the assets of our Alberta and Saskatchewan, Canada franchisees, Weight Watchers of Alberta Ltd. and Weight Watchers of Saskatchewan Ltd. for an aggregate purchase price of $35.0 million, our West Virginia franchisee, Weight Watchers of West Virginia, Inc., for a net purchase price of $16.0 million, our Columbus, Ohio franchisee, Weight Watchers of Columbus, Inc., for a net purchase price of $23.4 million and our Reno, Nevada franchisee, Weight Watchers of Northern Nevada, Inc., for a net purchase price of $4.0 million. In addition, we incurred capital expenditures in connection with the move of our headquarters, our retail initiative and capitalized software expenditures to support our customer relationship management platform and other global systems initiatives.

Financing Activities

First Nine Months of Fiscal 2014

Net cash used for financing activities totaled $17.8 million in the first nine months of fiscal 2014, primarily due to payments on term loans under the WWI Credit Facility (as defined hereafter) of $18.0 million.

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

The following schedule sets forth our long-term debt obligations at September 27, 2014:

Long-Term Debt

At September 27, 2014

(in millions)

Balance
Revolving Facility due April 2, 2018	$—
Tranche B-1 Term Facility due April 2, 2016	296.2
Tranche B-2 Term Facility due April 2, 2020	2,073.8

Total Debt	2,370.0
Less Current Portion	30.0

Total Long-Term Debt	$2,340.0

Our credit facilities at the end of the first quarter of fiscal 2013 consisted of the following term loan facilities and revolving credit facilities: a tranche B loan, or Term B Loan, a tranche C loan, or Term C Loan, a tranche D loan, or Term D Loan, a tranche E loan, or Term E Loan, a tranche F loan, or Term F Loan, revolving credit facility A-1, or Revolver A-1, and revolving credit facility A-2, or Revolver A-2.

On April 2, 2013, we refinanced our credit facilities pursuant to a Credit Agreement, or as amended, supplemented or otherwise modified, the New Credit Agreement, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, The Bank of Nova Scotia, as revolving agent, swingline lender and an issuing bank, and the other parties thereto. The New Credit Agreement provides for (a) a revolving credit facility (including swing line loans and letters of credit) in an initial aggregate principal amount of $250.0 million that will mature on April 2, 2018, or the Revolving Facility, (b) an initial term B-1 loan credit facility in an aggregate principal amount of $300.0 million that will mature on April 2, 2016, or Tranche B-1 Term Facility, and (c) an initial term B-2 loan credit facility in an aggregate principal amount of $2,100.0 million that will mature on April 2, 2020, or Tranche B-2 Term Facility. We refer herein to the Tranche B-1 Term Facility together with the Tranche B-2 Term Facility as the Term Facilities, and the Term Facilities and Revolving Facility collectively as the WWI Credit Facility. In connection with this refinancing, we used the proceeds from borrowings under the Term Facilities to pay off a total of $2,399.9 million of outstanding loans, consisting of $128.8 million of Term B Loans, $110.6 million of Term C Loans, $117.6 million of Term D Loans, $1,125.0 million of Term E Loans, $817.9 million of Term F Loans, $21.2 million of loans under the Revolver A-1 and $78.8 million of loans under the Revolver A-2. Following the refinancing of a total of $2,399.9 million of loans, at April 2, 2013, we had $2,400.0 million debt outstanding under the Term Facilities and $248.8 million of availability under the Revolving Facility. We incurred fees of $44.8 million during the second quarter of fiscal 2013 in connection with this refinancing. In the second quarter of fiscal 2013, we wrote-off fees associated with this refinancing which resulted in our recording a charge of $21.7 million in early extinguishment of debt.

On September 26, 2014, we entered into an agreement with certain lenders amending the New Credit Agreement that, among other things, eliminated the Financial Covenant (as defined in the New Credit Agreement) with respect to the Revolving Facility. In connection with this amendment, we wrote-off deferred financing fees of approximately $1.6 million in the third quarter of fiscal 2014. Concurrently with and in order to effect this amendment, we reduced the amount of the Revolving Facility from $250.0 million to $50.0 million.

At September 27, 2014, we had $2,370.0 million outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under the Revolving Facility. In addition, at September 27, 2014, the Revolving Facility had $1.3 million in issued but undrawn letters of credit outstanding thereunder and $48.7 million in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

At September 27, 2014 and December 28, 2013, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 3.90% and 3.65% per annum at September 27, 2014 and December 28, 2013, respectively. The average interest rate on our debt including the impact of swaps was approximately 4.93% per annum and 4.08% per annum at September 27, 2014 and December 28, 2013, respectively.

Borrowings under the New Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. The applicable margin relating to both of the Term Facilities will increase by 25 basis points in the event that we receive a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term

Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon our Consolidated Leverage Ratio (as defined in the New Credit Agreement). At September 27, 2014, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on our Consolidated Leverage Ratio as of September 27, 2014, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.25% or base rate plus an applicable margin of 1.25%.

On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate, but in no event exceed 0.50% per annum, depending upon our Consolidated Leverage Ratio. At our Consolidated Leverage Ratio of 4.96:1.00 as of September 27, 2014, the commitment fee was 0.40% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

The New Credit Agreement contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility does not require us to maintain any financial ratios and is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets secure the WWI Credit Facility.

The following schedule sets forth our year-by-year debt obligations at September 27, 2014:

Total Debt Obligation

(Including Current Portion)

At September 27, 2014

(in millions)

Remainder of fiscal 2014	$12.0
Fiscal 2015	24.0
Fiscal 2016	307.5
Fiscal 2017	21.0
Fiscal 2018	21.0
Thereafter	1,984.5

Total	$2,370.0

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

On October 9, 2003, our Board of Directors authorized and we announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized and we announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the nine months ended September 27, 2014 and September 28, 2013, the Company repurchased no shares of its common stock in the open market under this program.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the WWI Credit Facility agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if the Consolidated Leverage Ratio is greater than 3.25:1. As of September 27, 2014, our Consolidated Leverage Ratio was greater than 3.25:1 and we expect that it will remain above 3.25:1 for the foreseeable future.

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

We use our website at www.weightwatchersinternational.com, our corporate Facebook page (www.facebook.com/weightwatchers) and our corporate Twitter account (@WeightWatchers) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission filings and public conference calls and webcasts. The contents of our website and social media channels shall not be deemed to be incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 27, 2014, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2013 have not materially changed from December 28, 2013.

As of September 27, 2014, based on the amount of our variable rate debt, a hypothetical 50 basis point increase or decrease in interest rates on our variable rate debt would increase or decrease our annual interest expense by approximately $4.4 million. This change in market risk exposure from the end of fiscal 2013 was due to the higher notional amount of $1,500.0 million at September 27, 2014 under our current interest rate swap as compared to $466.3 million at December 28, 2013 under our then-existing interest rate swap.

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

Jeri Connolly et al. v. Weight Watchers North America, Inc.

In August 2013, the Company was contacted by plaintiffs’ counsel in the previously filed and settled Sabatino v. Weight Watchers North America, Inc. case (“Sabatino”), threatening to file a new class action on behalf of the Company’s current and former service providers in California asserting various wage and hour claims, including but not limited to claims for unpaid overtime and minimum wage violations, which allegedly accrued after the effective date of the Sabatino settlement. On March 17, 2014, the parties came to an agreement in principle to settle the matter on a class-wide basis for $1.7 million. On April 29, 2014, the parties executed a Memorandum of Understanding to document the terms and conditions of settlement and, the following day, plaintiffs filed a complaint regarding the claims at issue in the Northern District of California. On June 11, 2014, the parties filed a formal settlement agreement and other required documents for the Court’s preliminary approval. On July 21, 2014, the parties received the Court’s preliminary approval of the settlement agreement. On August 11, 2014, notices of settlement were sent out to the class members advising them of the settlement and their right to object or opt-out of the settlement; no class members did so by the deadline of September 22, 2014. A hearing seeking the Court’s final approval of the settlement is scheduled for December 2014, and on October 15, 2014 the parties filed a joint motion for the Court’s final approval in anticipation of that hearing. The Company believes that its previously recorded reserve is adequate with respect to this matter.

In re Weight Watchers International, Inc. Securities Litigation

In March 2014, two substantially identical putative class action complaints alleging violation of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current and former officers and directors, and the Company’s controlling shareholder, in the

United States District Court for the Southern District of New York. The complaints were purportedly filed on behalf of all purchasers of the Company’s common stock, no par value per share, between February 14, 2012 and October 30, 2013, inclusive (the “Class Period”). The complaints allege that, during the Class Period, the defendants disseminated materially false and misleading statements and/or concealed material adverse facts. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The plaintiffs seek to recover unspecified damages on behalf of the class members. In June 2014, the Court consolidated the cases and appointed lead plaintiffs and lead counsel. On August 12, 2014, the plaintiffs filed an amended complaint that, among other things, reduced the Class Period to between February 14, 2012 and February 13, 2013 and dropped all current officers and certain directors previously named as defendants. On October 14, 2014, the defendants filed a motion to dismiss. The Company continues to believe that the suits are without merit and intends to defend them vigorously.

On May 29, 2014 and June 23, 2014, the Company received shareholder litigation demand letters alleging breaches of fiduciary duties and unjust enrichment by Company officers and directors and Artal Group, S.A., to the alleged injury of the Company. The allegations in the letters relate to those contained in the ongoing securities class action litigation. In response to the letter, pursuant to Virginia law, the Board of Directors has created a special committee to review and evaluate the facts and circumstances surrounding the claims made in the demand letters.

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

During August 2014, our majority shareholder Artal Luxembourg S.A. (“Artal”) acquired 694,211 shares of our common stock on the open market pursuant to the previously disclosed Artal stock purchase program to purchase one to two percent of the outstanding shares of our common stock in order to maintain its majority ownership taking into account anticipated dilution resulting from grants made under our incentive plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description
*Exhibit 10.1	Amendment Agreement, dated as of September 26, 2014, relating to the Credit Agreement, dated as of April 2, 2013, among Weight Watchers International, Inc., as the Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and an Issuing Bank, and The Bank of Nova Scotia, as the Revolving Agent, a Swingline Lender and an Issuing Bank.

*Exhibit 31.1	Rule 13a-14(a) Certification by James Chambers, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: November 5, 2014	By:	/s/ James Chambers
James Chambers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2014	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
*Exhibit 10.1	Amendment Agreement, dated as of September 26, 2014, relating to the Credit Agreement, dated as of April 2, 2013, among Weight Watchers International, Inc., as the Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and an Issuing Bank, and The Bank of Nova Scotia, as the Revolving Agent, a Swingline Lender and an Issuing Bank.

*Exhibit 31.1	Rule 13a-14(a) Certification by James Chambers, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101
*EX-101.INS *EX-101.SCH *EX-101.CAL *EX-101.DEF *EX-101.LAB *EX-101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.