Form 10-K
period 2015-01-03
WEIGHT WATCHERS INTERNATIONAL INC
filed 2015-03-04
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2015.

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

Yes  ☐    No  ☒

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

Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 27, 2014 (based upon the closing price of $20.54 per share of common stock as of June 27, 2014, the last business day of the registrant’s second fiscal quarter of 2014, as quoted on the New York Stock Exchange) was $571,205,322. For purposes of this computation, it is assumed that shares of common stock held by our directors, executive officers and our controlling shareholders as of June 27, 2014 would be deemed stock held by affiliates.

The number of shares outstanding of common stock as of January 31, 2015 was 56,711,534.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2015 annual meeting of shareholders are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended January 3, 2015.

Weight Watchers International, Inc.

Annual Report on Form 10-K

i

BASIS OF PRESENTATION

Weight Watchers International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Annual Report on Form 10-K unless the context indicates otherwise: “we,” “us,” “our,” the “Company” and “WWI” refer to Weight Watchers International, Inc. and all of its operations consolidated for purposes of its financial statements; “North America” refers to our North American Company-owned operations; “United Kingdom” refers to our United Kingdom Company-owned operations; “Continental Europe” refers to our Continental Europe Company-owned operations; and “Other” refers to Asia Pacific and emerging markets operations and franchise revenues and related costs. Each of North America, United Kingdom, Continental Europe and Other is also a reporting segment.

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Annual Report on Form 10-K:

•	“fiscal 2008” refers to our fiscal year ended January 3, 2009 (included a 53rd week);

•	“fiscal 2009” refers to our fiscal year ended January 2, 2010;

•	“fiscal 2010” refers to our fiscal year ended January 1, 2011;

•	“fiscal 2011” refers to our fiscal year ended December 31, 2011;

•	“fiscal 2012” refers to our fiscal year ended December 29, 2012;

•	“fiscal 2013” refers to our fiscal year ended December 28, 2013;

•	“fiscal 2014” refers to our fiscal year ended January 3, 2015 (included a 53rd week); and

•	“fiscal 2015” refers to our fiscal year ended January 2, 2016.

The following terms used in this Annual Report on Form 10-K are our trademarks: Weight Watchers®, PointsPlus®, ProPoints® and ActiveLink®.

ii

PART I

Item 1.	Business

Overview

We are a leading, global-branded consumer company and the world’s leading commercial provider of weight management services, operating globally through a network of Company-owned and franchise operations. With over five decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. In fiscal 2014, consumers spent approximately $5 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, digital weight management products provided through our websites, mobile sites and apps, products sold at meetings, licensed products sold in retail channels and magazine subscriptions and other publications. Our primary sources of revenue are subscriptions for our monthly commitment plan for Weight Watchers meetings and subscriptions for our Online products. Our “meetings” business refers to providing access to meetings to our monthly commitment plan subscribers, “pay-as-you-go” members, Total Access subscribers and other meeting members. “Online” refers to Weight Watchers Online, Weight Watchers OnlinePlus, Personal Coaching and other digital subscription products.

Our brand enjoys high awareness and credibility among all types of weight-conscious consumers—women and men, consumers online and offline, the support-inclined and the self-help-inclined. We are one of only a few commercial weight management programs whose efficacy has been clinically proven repeatedly. As the number of overweight and obese people worldwide grows, the demand for an effective, scalable and consumer-friendly weight management program increases. We believe our global presence and brand awareness uniquely position us in the global weight management market. We continue to explore different channels to access this market, including through our healthcare strategic initiative.

We believe the unique value provided by our offerings is inspiration, accountability and support. In the more than 50 years since our founding, we have built our meetings business by helping millions of people around the world lose weight through sensible and sustainable food plans, exercise, behavior modification and group support. Each week, approximately 800,000 members attend over 36,000 Weight Watchers meetings around the world, which are run by more than 10,000 leaders—each of whom has lost weight on our program. We also believe we are the leading global provider of Online subscription weight management products. As of the end of fiscal 2014, we had approximately 1.5 million active Online subscribers. Our Online products, including applications for mobile and tablet devices, have evolved over time and, at times, vary by market. Our strong brand, together with the effectiveness of our plans, loyal customer base and unparalleled network of service providers, are unique in the marketplace.

Business Organization and Global Operations

Effective the first day of fiscal 2014 (i.e., December 29, 2013), we realigned our organizational structure to improve the leverage of our significant assets and the alignment of our innovation efforts, which resulted in new reporting segments (North America, United Kingdom, Continental Europe, and Other) for the purpose of making operational and resource decisions and assessing financial performance. Each reporting segment provides similar products and services through various offerings. Further information regarding our reporting segments and our geographic areas can be found in Part II, Item 7 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part IV, Item 15 of this Annual Report on Form 10-K under Note 14 “Segment and Geographic Data” in the Notes to the Consolidated Financial Statements. Information concerning some of the risks to which we are exposed resulting from our international operations and foreign currency exchange rates is set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

We operate in numerous countries around the world. Our “North America” reporting segment consists of our United States and Canada Company-owned operations; our “United Kingdom” reporting segment consists of our United Kingdom Company-owned operations; our “Continental Europe” reporting segment consists of our Germany, Switzerland, France, Spain, Belgium, Netherlands and Sweden Company-owned operations; and our “Other” reporting segment includes our Australia, New Zealand, Mexico and Brazil Company-owned operations. We also have franchise operations in the United States and certain other countries. Revenues from our North America, United Kingdom, Continental Europe, and Other reporting segments contributed 64.0%, 10.6%, 20.2% and 5.2%, respectively, of our total revenues in fiscal 2014. Revenues from our North America, United Kingdom, Continental Europe, and Other reporting segments contributed 67.4%, 10.0%, 17.4% and 5.2%, respectively, of our total revenues in fiscal 2013. Finally, revenues from our North America, United Kingdom, Continental Europe, and Other reporting segments contributed 68.4%, 11.1%, 14.7% and 5.8%, respectively, of our total revenues in fiscal 2012.

The Global Weight Management Market

We participate in the global weight management market. According to Marketdata Enterprises, the weight management industry had revenue of approximately $60.5 billion in 2013 in the United States alone. The number of overweight and obese adults around the world rose 27.5% between 1980 and 2013, to more than 2 billion individuals, and is estimated to reach over 3 billion by 2030. Between 2011 and 2012, 69% of Americans at or over the age of 20 were considered overweight and over a third of these were obese. Numerous diseases, including heart disease, high blood pressure and Type II diabetes, are associated with being overweight or obese.

Our Services and Products

Our Weight Management Plans

In each of our markets, we offer services and products that are built upon our weight management program which is comprised of a range of nutritional, exercise and behavioral tools and approaches. Our weight management plan, PointsPlus as it is known in North America, or ProPoints as it is known in certain of our other geographies, is an innovative weight loss system. It was developed from a combination of advancements in scientific research and insights of customers who experienced prior Weight Watchers plans. With the PointsPlus system, each food has a PointsPlus value determined by a unique and proprietary formula based on the food’s protein, carbohydrates, fat and dietary fiber content. The formula takes into account how these nutrients are processed by the body as well as their impact on satiety. Subject to certain nutritional guidelines, customers following the PointsPlus system can eat any food as long as the PointsPlus value of their total food consumption stays within their personalized PointsPlus “budget”. Since nutritious foods generally have low PointsPlus values, this approach guides customers toward healthier eating habits. In 2014, we offered a new, two-week starter plan, known as Simple Start in North America, to provide an on-ramp to PointsPlus.

Our Clinical Efficacy and Reputation in the Marketplace

Our program is one of the most clinically-studied commercial weight management programs, with dozens of peer-reviewed publications in the last 20 years. For example, in fiscal 2012, a clinical trial funded by the National Institutes of Health in the United States found that individuals following Weight Watchers lost more weight, on average, over a 48-week period than those following a program administered by healthcare professionals preceding a period of time of following Weight Watchers. Similarly, in 2013, a randomized controlled trial conducted by the Baylor College of Medicine researchers and funded by us was published in The American Journal of Medicine and found that overweight and obese adults following Weight Watchers lost significantly more weight at six months than those who tried to lose weight on their own.

The efficacy of our program and value of our offerings are well-acknowledged in the marketplace. For instance, in 2015 we again were recognized with the highest ranking in numerous “Best Diets 2015” categories by U.S. News & World Report. Of these categories, we ranked #1 for “Best Weight Loss Diet” for the fifth consecutive year, #1 for “Best Commercial Diet Plan” for the fifth consecutive year and #1 for “Easiest Diet to Follow” for the fourth consecutive year since the category was added.

Our Meetings

In our meetings business we present our program in a series of weekly meetings of approximately one hour in duration, conveniently scheduled throughout the day. Our group support system remains the cornerstone of our meetings. Members provide each other support by sharing their experiences with, and by providing encouragement and empathy to, other people experiencing similar weight management challenges. This group support provides the reassurance that no one must overcome his or her weight management challenge alone. Group support assists members in building healthy routines that support long-term weight management through changes in behavior, eating, and exercise. We facilitate this support through interactive meetings that encourage learning through group activities and discussions and individual goal-setting. In our meetings, our leaders present our program in a manner that combines group support and education with a structured approach to food, activity and lifestyle modification developed by credentialed weight management experts. Our leaders educate members on the Weight Watchers method of successful and sustained weight management, provide inspiration and motivation for our members and are examples of our program’s effectiveness because they have lost weight and maintained their weight loss on our program. For meetings, leaders are typically paid a base rate (which varies based on geographic region), plus various types of commissions based on the number of attendances and products sold. Leaders are also typically paid on an hourly basis (which varies based on the nature of the task and their geographic region) for all of their non-meeting activities, including Personal Coaching and 24/7 Expert Chat which are discussed further below in “—Our Online Product Offerings.”

Our leaders help set a member’s weight goal within a healthy range based on body mass index. When members reach their weight goal and maintain it for six weeks, they achieve lifetime member status. This gives them the privilege to attend our meetings free of charge as long as they maintain their weight within a certain range and weigh in at least once a month. Successful members also become eligible to apply for positions as leaders.

The primary payment structure for our meetings business globally is through a monthly commitment plan. Under this plan, members receive unlimited access to meetings at a discounted monthly price plus free access to certain Online and mobile tools and 24/7 Expert Chat as discussed in further detail below in “—Our Online Product Offerings.” Pursuant to this plan, a fee is charged automatically to the member’s credit card or debit card on a monthly basis until the member elects to cancel. As of the end of fiscal 2014, we had approximately one million active subscribers to our monthly commitment plan. We also have a “pay-as-you-go” arrangement for the meetings business. Under this arrangement, a new member pays an initial registration fee and then a weekly fee for each meeting attended. We also offer prepayment plans consisting of pre-paid meeting vouchers and coupons in some countries. In addition, in December 2014, we launched our new Total Access product in certain of our markets, including the United States. Total Access offers the bundling of meetings and all of our Online products described below so the customer can experience the full benefit of all these offerings. Total Access is provided pursuant to a monthly commitment plan.

As of the end of fiscal 2014, approximately 11.0% of our total worldwide attendance was represented by franchised operations. We estimate that, in fiscal 2014, these franchised operations attracted attendance of over 4.5 million people. Franchisees typically pay us a fee equal to 10% of their meeting fee revenues. We have enjoyed a mutually beneficial relationship with our franchisees over many years. In our early years, we used an aggressive franchising strategy to quickly establish a meeting infrastructure to pre-empt competition. Since then, we have acquired a large number of franchises.

Our franchisees are responsible for operating classes in their franchise class territory using the program and marketing guidelines we have developed. We provide a central support system for the program and our brand. In many of our markets, franchisees purchase products from us at wholesale prices for resale directly to members. Franchisees are obligated to adhere strictly to our program content guidelines, with the freedom to control pricing, class locations, operational structure and local promotions. Franchisees provide local operational expertise, advertising and public relations. Most franchise agreements are perpetual and can be terminated only upon a material breach or bankruptcy of the franchisee.

Our Online Products

We offer various Online subscription products, including Weight Watchers Online and Weight Watchers eTools. Weight Watchers Online provides interactive and personalized resources that allow users to follow our weight management plans via the Internet or on their mobile device. Weight Watchers eTools is the Internet weight management companion for Weight Watchers meetings members who want to interactively manage the day-to-day aspects of their weight management plans on the Internet or on their mobile device. Weight Watchers eTools is offered as part of our monthly commitment plan for meetings. Though these products have similar functionality across markets, each is tailored specifically to the local market. While certain of our markets continue to provide the above products, in December 2014, we launched an enhanced version of each of these products in certain markets, including the United States. The enhanced version offers the same resources as Weight Watchers Online and Weight Watchers eTools with the addition of the new 24/7 Expert Chat which provides real time support.

In addition, in December 2014, we also launched a new Online subscription product, Personal Coaching, in certain of our markets, including the United States. Personal Coaching offers one-on-one telephonic, e-mail and text support and personalized planning from a Weight Watchers-certified Coach. This product also includes access to all of the Online resources discussed above.

Our Online subscription products are based on the Weight Watchers approach to weight management and provide additional tools to our meetings members, as applicable. They help subscribers adopt a healthier lifestyle, with a view toward long-term behavior modification—a key aspect of the Weight Watchers approach toward sustainable weight loss. These products provide subscribers with online and mobile content, functionality, resources and, in certain cases, interactive web-based weight management plans. We believe our personalized and interactive Online subscription products give subscribers an engaging weight management experience. Our Online subscription products help subscribers monitor their weight management efforts, encourage exercise and a more active lifestyle, and provide guidance toward healthier eating habits by offering interactive and other resources, including:

•	PointsPlus Tracker

•	PointsPlus Calculators

•	Power Foods lists

•	Weight Tracker and Progress Charts

•	Nutritional Guidelines

•	Hunger Tracker

•	Fitness Workouts and Videos

•	Recipe and Food Databases

•	Recipe Builder

•	Meal Ideas

•	Restaurant Guides

We believe that mobile weight management tools and resources are an important market opportunity for us. Our mobile phone (iPhone® and Android™) and iPad® applications provide monthly commitment plan purchasers and Online subscribers with access to a suite of weight-loss tools, such as recipe and tracking tools, as well as other helpful content and the ability to scan the barcodes of food products and provide PointsPlus values. We continue to explore opportunities to enhance the mobility of our plans and products.

In addition, we continue to innovate to support our customers’ weight management efforts, including improving the capabilities of our products and exploring how our products can work with other offerings in the marketplace. For instance, to achieve a more complete and integrated weight loss experience, we have integrated with certain third-party application program interfaces (APIs) and intend to continue with further integration. Our subscribers can now seamlessly sync their Weight Watchers Online accounts with popular activity-tracking monitors and apps including Fitbit®, Jawbone® and Apple’s Health app.

Finally, we believe that we are under-penetrated in many demographic and market segments, and that these will present opportunities for us. With respect to men, for example, we have customized website content in certain of our markets.

Our Product Sales

We sell a range of products, including bars, snacks, cookbooks, food and restaurant guides with PointsPlus values, Weight Watchers magazines, PointsPlus calculators and fitness kits, and certain third-party products, such as Fitbit®. These products complement our weight management plans and help our customers in their weight management efforts. We have focused on selling products that drive recurring purchases. Our products are designed to be high quality, offer benefits related to the Weight Watchers plans and be easy to merchandise.

We sell our products primarily through our meetings business and to our franchisees. Excluding sales to or by our franchisees, in fiscal 2014, sales of proprietary products in our meetings business represented approximately 11.4% of our revenues. We seek to grow our product sales per attendee in our meetings business by continuing to optimize our product offerings by updating existing products, selectively introducing new products and sharing best practices across geographies.

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

We believe the healthcare market, from the doctor’s office to national and other health plan providers, represents an important channel to reach new consumers. At the end of fiscal 2014, we announced a partnership with Humana, Inc. to offer our weight management services as a part of coverage under certain employer-sponsored health plans. We continue to explore different approaches to this market.

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

We license the Weight Watchers brand and our other intellectual property in certain categories of food, including frozen foods and baked goods, among others, and other relevant consumer products, including scales. We also endorse carefully selected branded consumer products, such as yogurt, frozen vegetables and soups. We seek to increase our licensing revenues by targeting sizeable or strategic product categories where the Weight Watchers brand can add real value. In order to achieve this goal, our global licensing team focuses on strategically increasing the number of categories and geographies of our licensed and endorsed products.

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

Weight Watchers Magazine

Weight Watchers magazines are published in most of our major markets. In the United States, Weight Watchers Magazine is an important branded marketing platform that continues to show strong circulation and advertiser acceptance. As of fall 2014, our US magazine had a readership of approximately eight million, according to GfK Mediamark Research and Intelligence, LLC, an industry tracking service. In addition to generating revenues from subscription sales and third-party advertising, Weight Watchers Magazine also reinforces the value of our brand and serves as a powerful tool for marketing to both existing and potential customers.

Marketing and Promotion

Our communications with consumers and other promotional efforts enhance our brand image and awareness, and motivate both former and potential new customers to join Weight Watchers meetings or subscribe to our Online subscription products.

Media Advertising

We advertise primarily in national media vehicles (television, digital, print, radio, etc.), which are selected based on their efficiency and effectiveness in reaching our target audience. We develop and maintain a high level of engagement with new and potential customers on various social platforms like Facebook and Twitter. While our traditional advertising schedule generally supports the three key marketing campaigns of the year, winter, spring and fall, we communicate with consumers in the Online space in real time throughout the year. Also, we utilize brand ambassadors, including from time to time celebrity spokespersons, as part of our advertising.

Word of Mouth

The word of mouth generated by our current and former customers is an important source of new customers. These referrals, combined with our strong brand and the effectiveness of our plans, enable us to attract new and returning customers.

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

In addition, we have a science-based public relations initiative to capitalize on Weight Watchers’ position as one of only a few clinically proven commercial weight management programs. This has included an investment in third-party scientific research and increased efforts to share our consumer and program insights with leaders in the scientific and medical communities as well as the general public.

Customer Relationship Management

We use direct mail and email to attract new and returning customers and to engage current customers. We maintain databases of current and former customers in each country in which we operate, which we use to focus our direct mailings and email. During fiscal 2014, North America sent nearly 16 million pieces of direct mail. Most of these mailings are timed to coincide with the start of our marketing campaigns and are intended to encourage former meetings members to re-enroll. In addition, we continue to leverage our email targeting capabilities. Our email promotional programs are an important customer acquisition vehicle for us.

Weight Watchers Magazine

In addition to generating revenues from subscription sales and third-party advertising, Weight Watchers Magazine reinforces the value of our brand and serves as an important marketing tool to both existing and potential customers. We offer Weight Watchers magazines in most of our major markets.

WeightWatchers.com Website

The WeightWatchers.com website is an important global promotional channel for our brand, services and products. The website is a vehicle for communicating our services and products in greater detail than could be achieved in more traditional advertising vehicles. In addition to being a gateway for our Online subscription products, the website contributes value to our meetings business by promoting our brand, advertising Weight Watchers meetings, assisting in locating meetings and keeping members involved with Weight Watchers outside of meetings through useful offerings. In 2014, our Meeting Finder feature generated on average over 1.1 million meeting searches per month globally. The Meeting Finder allows our existing and potential members to find a convenient meeting place and time.

Seasonality

Our business is seasonal due to the importance of the winter diet season to our overall recruitment environment. Our advertising schedule generally supports the three key recruitment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending.

Competition

The weight management market includes surgical procedures; the pharmaceutical industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines and websites; commercial weight management programs; Internet, free mobile and other weight management applications, activity monitors and other electronic weight management approaches; dietary supplements and meal replacement products; healthy lifestyle services, products and publications; weight management services administered by doctors, nutritionists and dieticians; government agencies and non-profit groups that offer weight management services; fitness centers and national drug store chains.

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

We also compete with various self-help diets, products and publications, such as free mobile and other weight management applications and activity monitors. Further information regarding our competition can be found in Part II, Item 7 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

WeightWatchers.com Acquisition

In July 2005, we acquired control of our licensee and affiliate, WeightWatchers.com, Inc., by increasing our ownership interest from approximately 20% to approximately 53%. Subsequently, in December 2005, WeightWatchers.com, Inc. redeemed all shares owned by Artal in it, resulting in our current ownership of 100% of WeightWatchers.com, Inc.

2012 Tender Offer and Share Repurchase

On February 23, 2012, we commenced a “modified Dutch auction” tender offer for up to $720.0 million in value of our common stock at a purchase price not less than $72.00 and not greater than $83.00 per share, or the Tender Offer. Prior to the Tender Offer, on February 14, 2012, we entered into an agreement, or the Purchase Agreement, with Artal Holdings Sp. z o.o., Succursale de Luxembourg, or Artal Holdings (the then-current record holder of all our shares owned by Artal), whereby Artal Holdings agreed to sell to us, at the same price as was determined in the Tender Offer, such number of its shares of our common stock that, upon the closing of this purchase after the completion of the Tender Offer, Artal Holdings’ percentage ownership in the outstanding shares of our common stock would be substantially equal to its level prior to the Tender Offer. Artal Holdings also agreed not to participate in the Tender Offer so that it would not affect the determination of the purchase price of the shares in the Tender Offer. The Tender Offer expired at midnight, New York time, on March 22, 2012, and on March 28, 2012 we repurchased approximately 8.8 million shares at a purchase price of $82.00 per share. On April 9, 2012, we repurchased approximately 9.5 million of Artal Holdings’ shares at a purchase price of $82.00 per share pursuant to the Purchase Agreement. In March 2012, we amended and extended our then-current credit facility to finance these repurchases.

Regulation

A number of laws and regulations govern our advertising, services, products, operations and relations with consumers, employees and other service providers in the countries in which we operate. Certain federal, state and foreign agencies, such as the Federal Trade Commission, or FTC, and the Food and Drug Administration, or FDA, regulate and enforce such laws relating to advertising, promotions, packaging, privacy, consumer pricing and billing arrangements and other consumer protection matters. Since we operate both in the United States and internationally, we are subject to many distinct employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. Laws and regulations directly applicable to communications, operations or commerce over the Internet such as those governing intellectual property, privacy, libel and taxation, are more prevalent and continue to evolve. Our operations are subject to these laws and regulations and we continue to monitor their development and our compliance. In addition, we are subject to other laws and regulations in the United States and internationally.

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

Employees and Service Providers

As of January 3, 2015, we had approximately 21,000 employees, a majority of whom were part-time employees. In addition, in certain of our markets, our service providers are self-employed and are not included in this total. We consider our relations with our employees and service providers to be satisfactory.

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

•

our ability to continue to develop innovative new services and products and enhance our existing services and products or the failure of our services and products to continue to appeal to the market, or our ability to successfully expand into new channels of distribution or respond to consumer trends;

•	the ability to successfully implement new strategic initiatives;

•	the effectiveness of our marketing and advertising programs and strength of our social media presence;

•	the impact on the Weight Watchers brand of actions taken by our franchisees, licensees and suppliers;

•	the impact of our debt service obligations and restrictive debt covenants;

•	the inability to generate sufficient cash to service all of our debt service obligations;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	the recognition of asset impairment charges;

•	the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;

•	the expiration or early termination by us of leases;

•	risks and uncertainties associated with our international operations, including economic, political and social risks and foreign currency risks;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the projected benefits of such businesses;

•	uncertainties related to a downturn in general economic conditions or consumer confidence;

•	the seasonal nature of our business;

•	the impact of events that discourage or impede people from gathering with others or accessing resources;

•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;

•	the impact of security breaches or privacy concerns;

•	the outcomes of litigation or regulatory actions;

•	the impact of existing and future laws and regulations;

•	the loss of key personnel or failure to effectively manage and motivate our workforce;

•	the possibility that the interests of our majority owner will conflict with other holders of our common stock; and

•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

The weight management industry is highly competitive. We compete against a wide range of providers of weight management services and products. Our competitors include: surgical procedures; the pharmaceutical industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines and websites; commercial weight management programs; Internet, free mobile and other weight management applications, activity monitors and other electronic weight management approaches; dietary supplements and meal replacement products; healthy lifestyle services, products and publications; weight management services administered by doctors, nutritionists and dieticians; government agencies and non-profit groups that offer weight management services; fitness centers and national drug store chains. Additional competitors may emerge as new or different products or methods of weight management are developed and marketed. More effective or more favorably perceived diet and weight management methods, including pharmaceutical treatments, fat and sugar substitutes or other technological and scientific advancements in weight management methods, also may be developed. This competition may reduce demand for our services and products.

The purchasing decisions of weight management consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs, cost, consumer trends and perception of the efficacy of the service and product offerings. Moreover, consumers can, and frequently do, change weight management approaches easily and at little cost. For example, our revenue was adversely affected by increased popularity and media exposure of low-carbohydrate diets in 2003 and 2004, and more recently, by the popularity of mobile technology, which has led to increased trial of free mobile and other weight management applications and activity monitors. Any decrease in demand for our services and products may adversely affect our business, financial condition or results of operations.

If we do not continue to develop innovative new services and products or if our services and products do not continue to appeal to the market, or if we are unable to successfully expand into new channels of distribution or respond to consumer trends, our business may suffer.

The weight management industry is subject to changing consumer demands based, in large part, on the efficacy and popular appeal of weight management programs. The popularity of weight management programs is dependent, in part, on their ease of use, cost and channels of distribution as well as consumer trends. For example, the increasing focus of consumers on more integrated lifestyle and fitness approaches rather than just food, nutrition and diet could adversely impact the popularity of our programs. Our future success depends on our ability to continue to develop and market new, innovative services and products and to enhance our existing services and products, each on a timely basis to respond to new and evolving consumer demands, achieve market acceptance and keep pace with new nutritional, weight management, technological and other developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced services and products, and we cannot assure you that any new or enhanced services or products will appeal to the market. Our future success also will depend, in part, on our ability to successfully distribute our products and services through appealing channels of distribution, such as mobile. Our failure to develop new services and products and to enhance our existing services and products, the failure of our services and products to continue to appeal to the market or the failure to expand into appealing new channels of distribution could have an adverse impact on our ability to attract and retain members and subscribers and thus adversely affect our business, financial condition or results of operations.

We may not be able to successfully implement new strategic initiatives, which could adversely impact our business.

We are continuously evaluating changing consumer preferences and the competitive environment of our industry and seeking out opportunities to improve our performance through the implementation of selected strategic initiatives, such as our healthcare initiative. The goal of these efforts is to develop and implement a comprehensive and competitive business strategy which addresses the continuing changes in the weight management industry environment and our position within the industry. For example, as the healthcare industry continues to evolve its response to the obesity epidemic so do the requirements, both regulatory and business, for providers. If we do not successfully meet these requirements, we may not be perceived as an appropriate partner for certain purposes. We may not be able to successfully implement our strategic initiatives and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages. Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying expected financial results or consumer demand may not be met or economic conditions may deteriorate. We also may be unable to attract and retain highly qualified and skilled personnel to implement our strategic initiatives. If these or other factors limit our ability to successfully execute our strategic initiatives, our business activities, financial condition and results of operations may be adversely affected.

Our business depends on the effectiveness of our marketing and advertising programs, as well as the strength of our social media presence, to attract and retain members and subscribers.

Our business success depends on our ability to attract and retain members to our meetings and subscribers to our Online products. Our ability to attract and retain members and subscribers depends significantly on the effectiveness of our marketing practices. From time to time, we use the success stories of our members and subscribers, including in some cases celebrities, in our marketing and advertising programs to communicate on a personal level with consumers. Actions taken by these members and subscribers that harm their personal reputation, or include the cessation of using our services and products, could have an adverse impact on the marketing and advertising campaigns in which they are featured. We also use social media channels as a means of communicating with consumers. Unauthorized or inappropriate use of these channels could result in harmful publicity or negative consumer experience which could have an adverse impact on the effectiveness of our marketing in these channels. In addition, substantial negative commentary by others on social media platforms could have an adverse impact on our reputation and ability to attract and retain members and subscribers. If our marketing and advertising campaigns do not generate a sufficient number of members and subscribers, our results of operations will be adversely affected.

The Weight Watchers brand could be impaired due to actions taken by our franchisees, licensees and suppliers.

We believe that the Weight Watchers brand, including its widespread recognition and strong reputation in the market, is one of our most valuable assets and that it provides us with a competitive advantage. Our franchisees operate their businesses under our brand. In addition, we license the Weight Watchers brand to third parties for the manufacture and sale in retail stores by such parties of a variety of goods, including food products, and also endorse third-party branded consumer products. We also sell in our meeting rooms food and non-food products manufactured by third-party suppliers. Because our franchisees, licensees and suppliers are independent third parties with their own financial objectives, actions taken by them, including violations of generally accepted ethical business practices or breaches of law or contractual obligations, such as not following our program or not maintaining our quality and safety standards, could harm our brand. Also, Weight Watchers products may be subject to product recalls, litigation or other deficiencies. Any negative publicity associated with these actions would adversely affect our brand and may result in decreased meeting attendance, Online product subscriptions and product sales and, as a result, lower revenues and profits.

Our debt service obligations could adversely affect our financial condition, and the restrictions of our debt covenants could impede our operations and flexibility.

As of January 3, 2015, our total debt was $2,358.0 million. In addition, at January 3, 2015, we had $48.2 million available under our revolving credit facility. Our debt consists entirely of variable-rate instruments so we are subject to the risk of higher interest rates. We seek to manage our exposure to interest rates through interest rate swaps. At the end of fiscal 2014, we had in effect an interest rate swap with a notional amount of $1.5 billion.

While there is no net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) leverage ratio maintenance requirement on our $2,358.0 million of debt outstanding, our credit facilities contain customary covenants, including covenants that in certain circumstances restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. A breach of any of these covenants could result in an event of default under the credit facilities. If an event of default exists under the credit facilities, the lenders could elect to cease making loans and declare all amounts outstanding thereunder to be immediately due and payable. If the lenders under the credit facilities accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full that indebtedness and our other indebtedness that would become due as a result of any such acceleration.

We may not be able to generate sufficient cash to service all of our debt service obligations and may be forced to take other actions to satisfy these obligations, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as attitudes toward weight management and pressure from our competitors. We have a term loan credit facility in an aggregate principal amount of $300.0 million that will mature in April 2016. We expect to satisfy our debt obligations with respect to this April 2016 maturity with cash flows from operating activities, and, if needed, from borrowing available under our revolving credit facility. However, there can be no assurance that we will be able to achieve a level of cash flows from operating activities in an amount sufficient for us to meet this obligation.

We also have a term loan credit facility in an aggregate principal amount of $2.1 billion that will mature in April 2020. We expect to pay the principal and interest due in April 2020 from a combination of our cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. There can be no assurance that we will maintain a level of cash flows from operating activities in an amount sufficient to permit us to pay the principal and interest on all of our outstanding debt. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. We also may not be able to secure future borrowings under our WWI Credit Facility (as defined below) or otherwise to fund our planned capital expenditures and other ongoing liquidity needs.

Any refinancing, if available on acceptable terms or at all, of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

Any failure of our technology or systems to perform satisfactorily could result in an adverse impact on our business.

We rely on software, hardware, network systems and similar technology, including cloud-based technology, that is either developed by us or licensed from or maintained by third parties to operate our websites, Online subscription product offerings and other products and services such as the recurring billing system associated with certain of our commitment plans, and to support our business operations. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. In addition, our operations depend on our ability to protect our information technology systems against damage from fire, power loss, water, earthquakes, telecommunications failures and similar unexpected adverse events. Interruptions in our websites, products and services or network systems could result from unknown technical defects, insufficient capacity or the failure of our third party providers to provide continuous and uninterrupted service. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, we do not have a fully redundant system that includes an instantaneous recovery capability.

As a result of such possible defects, failures or other problems, our products and services could be rendered unreliable or be perceived as unreliable by customers, which could result in harm to our reputation and brand. Any failure of our technology or systems could result in an adverse impact on our business.

We may be required to recognize asset impairment charges for indefinite- and definite-lived assets.

In accordance with GAAP (as defined hereafter), we perform impairment reviews of our indefinite-lived assets, which include franchise rights acquired and goodwill, on at least an annual basis or more often if events so require. We also continually evaluate whether current factors or indicators, such as a deterioration in general economic conditions, an increased competitive environment, a decline in our financial performance, and/or other prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets. The process of testing franchise rights acquired, goodwill and other indefinite-lived assets for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty. Certain factors, including the future profitability of our businesses, the price of our stock and macroeconomic conditions, might have a negative impact on the fair value of these assets. In fiscal 2014, we recorded an impairment charge of $26.1 million related to franchise rights acquired in connection with our Canada operations. In fiscal 2013, we recorded impairment charges in the aggregate of approximately $1.2 million related to franchise rights acquired in connection with our Mexico and Hong Kong operations. We may incur additional impairment charges in the future, which would have an adverse impact on our financial condition and results of operations.

Additionally, we evaluate definite-lived assets, both tangible, which includes our physical plant and equipment, and intangible, which includes both internally developed and purchased software, for impairment by comparing the net realizable value of the asset to the carrying value of the capitalized cost. If the value of those assets is not deemed to be recoverable an assessment of the fair value of those assets is performed and to the extent the carrying value exceeds the fair value an impairment charge is recognized. Should our investment in capitalized definite-lived assets become impaired, there would also be an adverse impact on our financial condition and results of operations.

The inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us, could have a material adverse effect on our financial results.

We have entered into licensing and endorsement relationships with numerous partners for the distribution and sale of certain products that are relevant and helpful to weight-conscious consumers. These arrangements are typically for fixed terms, following which the parties decide whether to extend the term of the arrangement. There is no guarantee that we will reach mutually agreeable terms with our partners for extending an arrangement. Similarly, in those instances where a licensee enjoys the option to extend the term of a license as a result of having achieved certain conditions, there is no guarantee that the licensee will avail itself of such option. Our financial results could be adversely affected if we are unable to extend a licensing or endorsement arrangement, if we are unable to do so on terms favorable to us, or if we cannot locate a suitable alternative to an incumbent licensee who has decided not to renew its arrangement.

Expiration or early termination by us of leases could have an adverse impact on our financial results.

Our operations, including corporate headquarters and back-office and customer service operations, are located in leased office space and many of our meetings are held in leased space in retail centers. As leases expire, we may not be able to renew them on acceptable terms or secure suitable replacement locations. If we decide to relocate or close meeting locations before the expiration of the applicable lease term, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. Either of the above events could adversely impact our financial results.

Our international operations expose us to economic, political and social risks in the countries in which we operate.

The international nature of our operations involves a number of risks, including changes in US and foreign government regulations, tariffs, taxes and exchange controls, economic downturns, inflation and political and social instability in the countries in which we operate and our dependence on foreign personnel. Foreign government regulations may also restrict our ability to operate in some countries, acquire new businesses, recur bill our customers or repatriate cash from foreign subsidiaries back to the United States. We cannot be certain that we will be able to enter and successfully compete in additional foreign markets or that we will be able to continue to compete in the foreign markets in which we currently operate.

We are exposed to foreign currency risks from our international operations that could adversely affect our financial results.

A significant portion of our revenues and operating costs are denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the US dollar and the currencies in which our foreign operations receive revenues and pay expenses. We do not currently hedge, and have not historically hedged, our operational exposure to foreign currency fluctuations. Our consolidated financial results are presented in US dollars and therefore, during times of a strengthening US dollar, our reported international revenues and earnings will be reduced because the local currency will translate into fewer US dollars. In addition, the assets and liabilities of our non-US subsidiaries are translated into US dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into US dollars at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are recorded in shareholders’ equity as accumulated other comprehensive income (loss). Translation adjustments arising from intercompany receivables with our foreign subsidiaries are generally recorded as a component of other expense (income). Accordingly, changes in currency exchange rates will cause our revenues, operating costs, net income and shareholders’ equity to fluctuate, and are expected to have a negative impact in 2015.

We may not successfully make acquisitions or enter into joint ventures and we may not successfully integrate, operate or realize the anticipated benefits of such businesses.

As part of our growth strategy, we may pursue selected acquisitions or joint ventures. We cannot assure you that we will be able to effect these transactions on commercially reasonable terms or at all. Any future acquisitions or joint ventures may require access to additional capital, and we cannot assure you that we will have access to such capital on commercially reasonable terms or at all. Even if we enter into these transactions, we may not realize the benefits we anticipate or we may experience difficulties in integrating any acquired companies, technologies and products into our existing business or in providing our services and products in newly acquired markets; attrition of key personnel from acquired businesses; significant charges or expenses; higher costs of integration than we anticipated; or unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations.

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

Our business is highly dependent on meeting fees, Online product subscriptions and product sales. A downturn in general economic conditions or consumer confidence in any of our major markets could result in people curtailing or reallocating their discretionary spending which, in turn, could reduce attendance at our meetings, Online product subscriptions and product sales. Any reduction in consumer spending may adversely affect our business, financial condition or results of operations.

The seasonal nature of our business could cause our operating results to fluctuate.

We have experienced and expect to continue to experience fluctuations in our quarterly results of operations due to the seasonal nature of our business. The first quarter of the fiscal year typically results in the greatest revenue due to the importance of the winter diet season to our overall recruitment environment. This seasonality could cause our share price to fluctuate as the results of an interim financial period may not be indicative of our full year results. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis.

Any event that discourages or impedes people from gathering with others or accessing resources could adversely affect our business.

Our meetings and Online businesses are subject to conditions beyond our control that may prevent or impede current or prospective members from attending or joining meetings, or subscribers from accessing our Online products, including extreme weather, terrorism, health epidemics, loss of resources such as electricity, national disasters and other extraordinary events. The occurrence of any event that discourages people from gathering with others or impedes their ability to access resources could adversely affect our business, financial condition or results of operations.

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

Breaches of security, vandalism and other malicious acts, which are increasingly negatively impacting companies, could result in unauthorized access to proprietary or customer information or data, including credit card transaction data, or cause interruptions to our products and services. Such unauthorized access could harm our reputation, expose us to liability claims and may result in the loss of existing or potential customers. We rely upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store and utilize confidential information (including, but not limited to, personal customer information and data), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information as well as comply with applicable regulatory requirements.

We also have outsourced significant elements of our information technology infrastructure and, as a result, we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology and information security systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to security breaches. While we have invested and developed systems and processes designed to protect such proprietary or customer information or data, there can be no assurance that our efforts will prevent service interruptions or security breaches.

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

In addition, the transmission of computer viruses, or similar malware, could adversely affect our information technology systems and harm our business operations. As a result, it may become necessary to expend significant additional amounts of capital and other resources to protect against, or to alleviate, problems caused by security breaches. These expenditures, however, may not prove to be a sufficient remedy.

Outcomes of litigation or regulatory actions could adversely impact our financial condition.

From time to time, we may be a party to lawsuits and regulatory actions relating to our business operations. For example, in the past, we have had disputes with our franchisees regarding operations and other contractual issues. Due to the inherent uncertainties of legal actions and regulatory proceedings, we cannot predict their outcomes with certainty. Therefore, it is possible that our results of operations, financial condition or cash flows could be materially adversely affected by the unfavorable resolution of one or more legal or regulatory actions.

As we expand our offerings in certain healthcare channels, consumers may misconstrue our program as providing medical advice. As we clearly state in our consumer communications, most of our service providers do not have extensive training or certification in nutrition, diet or health fields beyond the training they receive from us. Despite our disclaimers, as more customers come to us through the healthcare channel they may misperceive that our service providers are providing medical advice regarding weight loss and related topics. We may also be subject to claims that our service providers have provided inappropriate advice or have inappropriately referred or failed to refer customers to health care providers when needed. Regardless of the outcome of any legal action or regulatory proceeding, such actions and proceedings could result in substantial costs and may require that our management devote substantial time and resources to defend us.

Our businesses are subject to legislative and regulatory restrictions.

A number of laws and regulations govern our advertising, services, products, operations and relations with consumers, licensees, franchisees, employees and other service providers, and government authorities in the countries in which we operate.

Certain federal, state and foreign agencies, such as the FTC and FDA, regulate and enforce such laws relating to advertising, promotions, packaging, privacy, consumer pricing and billing arrangements, and other consumer protection matters. A determination by a federal, state or foreign agency, or a court in connection with a governmental enforcement action or private litigation, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions of our business operations. For example, during the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order requires us to comply with certain procedures and disclosures in connection with our advertisements of products and services.

Since we operate both in the United States and internationally, we are subject to many distinct employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. If we are required to comply with new laws or regulations or new interpretations of existing laws and regulations, are unable to comply with these laws, regulations or interpretations, or are subject to litigation with respect to these laws, regulations or interpretations, our business and results of operations could be adversely affected.

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

Loss of key personnel or failure to effectively manage and motivate our workforce could negatively impact our sales of services and products.

We depend on senior management and other key personnel, and the loss of certain personnel could result in the loss of management continuity and institutional knowledge. We also depend heavily upon our service providers to support our members and subscribers on their weight management efforts. If we fail to appropriately manage and motivate our service providers, we may not be able to adequately service our customers which could negatively impact our sales of services and products. Changes in factors such as overall unemployment levels, local competition for qualified personnel, prevailing wage rates, changes in employment law, as well as rising employee benefits costs, including insurance in the areas in which we operate, could interfere with our ability to adequately provide support to customers and increase our labor costs. Additionally, our inability to attract and retain qualified personnel could delay or hinder our successfully executing our strategic initiatives.

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

We are currently headquartered in New York, New York in leased office space with our US back-office and customer support operations located in leased office spaces elsewhere in the United States. Each of our foreign country operations generally also has leased office space to support its operations. Our meetings are typically held in third-party locations (usually meeting rooms in well-located civic or other community centers) or space leased in retail centers.

Our website and digital products and services are hosted on hardware and software co-located at a third-party facility in New York and by third-party cloud service providers with facilities in various locations around the United States. We also maintain a disaster recovery site with hardware and software co-located at a third-party facility in Arizona.

Item 3.	Legal Proceedings

Jeri Connolly et al. v. Weight Watchers North America, Inc.

In August 2013, the Company was contacted by plaintiffs’ counsel in the previously filed and settled Sabatino v. Weight Watchers North America, Inc. case, or Sabatino, threatening to file a new class action on behalf of the Company’s current and former service providers in California asserting various wage and hour claims, including but not limited to claims for unpaid overtime and minimum wage violations, which allegedly accrued after the effective date of the Sabatino settlement. On March 17, 2014, the parties came to an agreement in principle to settle the matter on a class-wide basis for $1.7 million. On April 29, 2014, the parties executed a Memorandum of Understanding to document the terms and conditions of settlement and, the following day, plaintiffs filed a complaint regarding the claims at issue in the Northern District of California. On June 11, 2014, the parties filed a formal settlement agreement and other required documents for the Court’s preliminary approval. On July 21, 2014, the parties received the Court’s preliminary approval of the settlement agreement. On August 11, 2014, notices of settlement were sent out to the class members advising them of the settlement and their right to object or opt-out of the settlement; no class members did so by the deadline of September 22, 2014. At a December 2014 hearing the Court provided final approval of the settlement and the Company made the corresponding settlement payment in January 2015.

In re Weight Watchers International, Inc. Securities Litigation

In March 2014, two substantially identical putative class action complaints alleging violation of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current and former officers and directors, and the Company’s controlling shareholder, in the United States District Court for the Southern District of New York. The complaints were purportedly filed on behalf of all purchasers of the Company’s common stock, no par value per share, between February 14, 2012 and October 30, 2013, inclusive (referred to herein as the Class Period). The complaints allege that, during the Class Period, the defendants disseminated materially false and misleading statements and/or concealed material adverse facts. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The plaintiffs seek to recover unspecified damages on behalf of the class members. In June 2014, the Court consolidated the cases and appointed lead plaintiffs and lead counsel. On August 12, 2014, the plaintiffs filed an amended complaint that, among other things, reduced the Class Period to between February 14, 2012 and February 13, 2013 and dropped all current officers and certain directors previously named as defendants. On October 14, 2014, the defendants filed a motion to dismiss. The plaintiffs filed an opposition to the defendants’ motion to dismiss on November 24, 2014 and the defendants filed a reply in support of their motion to dismiss on December 23, 2014. The Company continues to believe that the suits are without merit and intends to defend them vigorously.

On May 29, 2014 and June 23, 2014, the Company received shareholder litigation demand letters alleging breaches of fiduciary duties and unjust enrichment by Company officers and directors and Artal Group, S.A., to the alleged injury of the Company. The allegations in the letters relate to those contained in the ongoing securities class action litigation. In response to the letters, pursuant to Virginia law, the Board of Directors has created a special committee to review and evaluate the facts and circumstances surrounding the claims made in the demand letters.

Other Litigation Matters

Due to the nature of the Company’s activities, it is also, at times, subject to pending and threatened legal actions, including patent and other intellectual property actions, that arise out of the ordinary course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of any such matters is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that the Company’s results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, the information regarding our directors and executive officers required by Items 401(a), (b) and (e) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

Set forth below are the names, ages as of January 3, 2015 and current positions of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Position
James R. Chambers	57	President and Chief Executive Officer, Director
Michael F. Colosi	49	General Counsel and Secretary
Nicholas P. Hotchkin	49	Chief Financial Officer
Jeanine Lemmens	44	President, United Kingdom
Lesya Lysyj	51	President, North America
Corinne Pollier(-Bousquet)	50	President, Continental Europe & Australia-New Zealand
Raymond Debbane(1)	59	Chairman of the Board of Directors
Steven M. Altschuler, M.D.(1)(2)	61	Director
Philippe J. Amouyal(1)	56	Director
Cynthia Elkins(2)	49	Director
Marsha Johnson Evans(2)	67	Director
Jonas M. Fajgenbaum	42	Director
Sacha Lainovic	58	Director
Christopher J. Sobecki	56	Director

(1)	Member of Compensation Committee.
(2)	Member of Audit Committee.

James R. Chambers. Mr. Chambers has served as a director and our President and Chief Executive Officer since July 2013. He served as our President and Chief Operating Officer from January 2013 to July 2013. Prior to joining us, Mr. Chambers served as President of the U.S. Snacks and Confectionary business unit and General Manager of the Immediate Consumption Channel of Kraft Foods Inc., a global food and beverage company, from January 2010 to July 2011. Prior to joining Kraft, Mr. Chambers held various positions in the North America business unit at Cadbury plc, a beverage and confectionary company, from September 2005 to January 2010, most recently as the President and Chief Executive Officer. Mr. Chambers began his career at Nabisco, Inc. and also held various executive positions with Rémy Cointreau USA, Paxonix Inc., NetGrocer.com, Inc. and Information Resources, Inc. Mr. Chambers received a Bachelor’s degree in Civil Engineering from Princeton University and an M.B.A. from the Wharton School of Business of the University of Pennsylvania. Mr. Chambers is a director of Big Lots, Inc. Mr. Chambers was previously a director of B&G Foods.

Michael F. Colosi. Mr. Colosi has served as our General Counsel and Secretary since May 19, 2014. Prior to joining us, Mr. Colosi most recently served as Senior Vice President, General Counsel and Corporate Secretary of Kenneth Cole Productions, Inc. (KCP), a multi-brand retail, wholesale and licensing company, from March 2007 to February 2014. His service as General Counsel and Secretary of KCP commenced in July 2000 and July 2004, respectively. He also served as Corporate Vice President of KCP from July 2000 to February 2007. Prior to joining KCP, Mr. Colosi was Associate General Counsel and Assistant Secretary for The Warnaco Group, Inc., an international apparel company, from 1996 to 2000. Mr. Colosi received a Bachelor of Arts in Economics and English from Cornell University and a Juris Doctor from The University of Michigan Law School.

Nicholas P. Hotchkin. Mr. Hotchkin has served as our Chief Financial Officer since August 2012. Prior to joining us, Mr. Hotchkin had spent several years at Staples, Inc., a global leader in the office supply industry. Most recently, Mr. Hotchkin served as Senior Vice President of Finance for the U.S. Retail division of Staples based in Massachusetts, a position he held from May 2010 to August 2012. Before assuming that position, he had been Senior Vice President of Finance and Treasurer of Staples, a position he held from November 2006 to April 2010. Prior to joining Staples, Mr. Hotchkin held several corporate finance positions with Delphi Corporation and General Motors Corporation including assignments in the United States, Asia and Europe. Mr. Hotchkin received a B.A. in Economics from Harvard College and an M.B.A. from the Harvard Business School.

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

Lesya Lysyj. Ms. Lysyj has served as our President, North America since November 2013. Prior to joining us, Ms. Lysyj served as Senior Vice President and Chief Marketing Officer of Heineken USA, a leading beer importer in the United States, from March 2011 to November 2013. Prior to joining Heineken USA, Incorporated, Ms. Lysyj had worked as Vice President Marketing Confectionery for the United States at Kraft Foods Inc., a global food and beverage company, from March 2010 to March 2011. Prior to joining Kraft, Ms. Lysyj held various positions in the North America business unit at Cadbury plc, a beverage and confectionary company, from 2000 to 2010, most recently as Executive Vice President Marketing, Cadbury US/Canada from 2007 to 2010. Ms. Lysyj also held various marketing and product development positions with Cadbury Schweppes Beverages. Ms. Lysyj received a Bachelor’s degree in Business from the University of Western Ontario and an M.B.A from the University of Toronto.

Corinne Pollier(-Bousquet). Ms. Pollier has served as our President, Continental Europe & Australia–New Zealand since January 2014. Prior to that, Ms. Pollier served as our President, Continental Europe from May 2013 to January 2014, our Senior Vice President of France and Switzerland from October 2008 to May 2013 and our General Manager of France from October 2003 to October 2008. Prior to joining us, from 1991 to 2003, Ms. Pollier was with VIVARTE Group (France), a European retailer of footwear and apparel, where she held various positions in the finance and planning analysis department from 1991 to 1995, various senior positions in the organization and strategy department from 1995 to 2000 and as General Manager of Kookai from 2001 to 2003. Ms. Pollier also held various product management and project management positions for the central buying office of Le Printemps department stores from 1987 to 1991. Ms. Pollier is a graduate of HEC Business School Paris.

Raymond Debbane. Mr. Debbane has been the Chairman of our Board of Directors since our acquisition by Artal Luxembourg S.A. on September 29, 1999. Mr. Debbane is a co-founder and the Chief Executive Officer of The Invus Group, LLC. Prior to forming The Invus Group, LLC in 1985, Mr. Debbane was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American University of Beirut. Mr. Debbane is the Chairman of the Board of Directors of Lexicon Pharmaceuticals, Inc. He is also the Chief Executive Officer and a director of Artal Group S.A. and the Chairman of the Board of Directors of a number of private companies of which Artal Group S.A., or its parents or subsidiaries, or Invus, L.P. are shareholders. Mr. Debbane was previously a director of Ceres, Inc.

Steven M. Altschuler, M.D. Dr. Altschuler has been a director since September 2012. Dr. Altschuler has served and continues to serve as the Chief Executive Officer of The Children’s Hospital of Philadelphia (CHOP), one of the leading children’s hospitals in the United States, since April 2000. Prior to assuming the role of Chief Executive Officer, Dr. Altschuler held several positions at CHOP, including Physician-in-Chief and chief of the

Division of Gastroenterology, Hepatology and Nutrition. Prior to joining CHOP, Dr. Altschuler was faculty member and chair of the Department of Pediatrics at the Perelman School of Medicine at the University of Pennsylvania. Dr. Altschuler received a B.A. in mathematics and an M.D. from Case Western Reserve University. Dr. Altschuler is a director of Mead Johnson Nutrition Company, serves on its Compensation and Management Development Committee and is also Chair of its Nutrition Science and Technology Committee. Dr. Altschuler is also the Chair of the Board of Directors of Spark Therapeutics, Inc.

Philippe J. Amouyal. Mr. Amouyal has been a director since November 2002. Mr. Amouyal is a Managing Director of The Invus Group, LLC, a position he has held since 1999. Previously, Mr. Amouyal was a Vice President and director of The Boston Consulting Group in Boston, MA. He holds an M.S. in Engineering and a DEA in Management from Ecole Centrale de Paris and was a Research Fellow at the Center for Policy Alternatives of the Massachusetts Institute of Technology. Mr. Amouyal is a director and member of the Compensation Committee of Lexicon Pharmaceuticals, Inc. and a number of private companies of which Artal Group S.A., or its parents or subsidiaries, or Invus, L.P. are shareholders.

Cynthia Elkins. Ms. Elkins has been a director since March 2014. Since March 2011, Ms. Elkins has served as the Vice President of IT Americas at Genentech, Inc., a member of the Roche Group, a leading biotechnology company. She previously served as Genentech’s Senior Director of IT Enterprise Applications from December 2007 to February 2011. Prior to joining Genentech, Ms. Elkins was Vice President of Supplier Solutions and Commerce Services at Ariba, Inc. and Vice President of Product Engineering at ATP Inc. Prior to that, she held various IT positions at Aspect Telecommunications, VeriFone and Digital Equipment Corporation. Ms. Elkins received a B.S. in Applied Mathematics from the University of California, Los Angeles and an M.B.A. from Santa Clara University.

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

Jonas M. Fajgenbaum. Mr. Fajgenbaum has been a director since our acquisition by Artal Luxembourg S.A. on September 29, 1999. Mr. Fajgenbaum is a Managing Director of The Invus Group, LLC, which he joined in 1996. Prior to joining The Invus Group, LLC, Mr. Fajgenbaum was a consultant for McKinsey & Company in New York from 1994 to 1996. He graduated with a B.S. in Economics with a concentration in Finance from The Wharton School of the University of Pennsylvania and a B.A. in Economics from the University of Pennsylvania. Mr. Fajgenbaum is a director of a number of private companies of which Artal Group S.A., or its parents or subsidiaries, or Invus L.P. are shareholders.

Sacha Lainovic. Mr. Lainovic has been a director since our acquisition by Artal Luxembourg S.A. on September 29, 1999. Since 2007, Mr. Lainovic has been Managing Partner of Invus Financial Advisors, LLC, a New York-based investment firm, which he co-founded. From 1985 to 2006, Mr. Lainovic was Executive Vice President of The Invus Group, LLC, which he co-founded. Prior to forming The Invus Group, LLC in 1985, Mr. Lainovic was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business and an M.S. in Engineering from Insa de Lyon in Lyon, France.

Christopher J. Sobecki. Mr. Sobecki has been a director since our acquisition by Artal Luxembourg S.A. on September 29, 1999. Mr. Sobecki is a Managing Director of The Invus Group, LLC, which he joined in 1989. He received an M.B.A. from Harvard Business School. He also obtained a B.S. in Industrial Engineering from Purdue University. Mr. Sobecki is a director of Lexicon Pharmaceuticals, Inc. and a number of private companies of which Artal Group S.A., or its parents or subsidiaries, or Invus, L.P. are shareholders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE. Our common stock trades on the NYSE under the symbol “WTW.”

The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported on the NYSE composite price history.

Fiscal 2014 (Year ended January 3, 2015)

	High	Low
First Quarter	$33.43	$19.50
Second Quarter	$25.15	$19.52
Third Quarter	$27.90	$19.09
Fourth Quarter	$29.84	$21.21

Fiscal 2013 (Year ended December 28, 2013)

	High	Low
First Quarter	$60.30	$40.00
Second Quarter	$48.35	$40.09
Third Quarter	$48.63	$35.58
Fourth Quarter	$41.44	$31.24

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. We repurchased no shares of our common stock during the fourth quarter of fiscal 2014. As of the end of fiscal 2014, $208.9 million remained available to purchase shares of our common stock under the repurchase program.

On February 23, 2012, we commenced a “modified Dutch auction” tender offer for up to $720.0 million in value of our common stock at a purchase price not less than $72.00 and not greater than $83.00 per share, or the Tender Offer. Prior to the Tender Offer, on February 14, 2012, we entered into an agreement, or the Purchase Agreement, with Artal Holdings (the then-current record holder of our shares owned by Artal) whereby Artal Holdings agreed to sell to us, at the same price as was determined in the Tender Offer, such number of its shares of our common stock that, upon the closing of this purchase after the completion of the Tender Offer, Artal Holdings’ percentage ownership in the outstanding shares of our common stock would be substantially equal to its level prior to the Tender Offer. Artal Holdings also agreed not to participate in the Tender Offer so that it would not affect the determination of the purchase price of the shares in the Tender Offer. The Tender Offer expired at midnight, New York time, on March 22, 2012, and on March 28, 2012 we repurchased approximately 8.8 million shares at a purchase price of $82.00 per share. On April 9, 2012, we repurchased approximately 9.5 million of Artal Holdings’ shares at a purchase price of $82.00 per share pursuant to the Purchase Agreement. In March 2012, we amended and extended the Prior WWI Credit Facility (as defined below) to finance these repurchases. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt”. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement was not made pursuant to the Company’s existing repurchase program.

Holders

The approximate number of holders of record of our common stock as of January 31, 2015 was 289. This number does not include beneficial owners of our securities held in the name of nominees.

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

Stock Performance Graph

The following graph sets forth the cumulative return on Weight Watchers International common stock from December 31, 2009, the last trading day of the Company’s 2009 fiscal year, through January 2, 2015, the last trading day of the Company’s 2014 fiscal year, as compared to the cumulative return of the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the cumulative return of the Standard & Poor’s MidCap 400 Index (the “S&P MidCap 400 Index”). We selected the S&P 500 Index because it is a broad index of equity markets. We selected the S&P MidCap 400 Index, which is comprised of issuers having a similar market capitalization with the Company, because we believe that there are no other lines of business or published industry indices or peer groups that provide a more meaningful comparison of the cumulative return of our stock. The graph assumes that $100 was invested on December 31, 2009 in each of (1) the Company’s common stock, (2) the S&P 500 Index and (3) the S&P MidCap 400 Index, and that all dividends were reinvested.

	Cumulative Total Return ($)
Company/Index	12.31.09	12.31.10	12.30.11	12.28.12	12.27.13	1.2.15
Weight Watchers International, Inc.	100.00	131.66	195.39	183.25	119.30	78.50
S&P 500 Index	100.00	115.06	117.49	134.03	179.74	205.10
S&P MidCap 400 Index	100.00	126.64	124.45	144.38	194.88	214.81

Item 6.	Selected Financial Data

The following schedule sets forth our selected financial data for the last five fiscal years.

SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	Fiscal 2014 (53 weeks)	Fiscal 2013 (52 weeks)	Fiscal 2012 (52 weeks)	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks)
Revenues, net	$1,479.9	$1,724.1	$1,839.4	$1,832.5	$1,464.1
Net income attributable to the Company	$98.6	$204.7	$257.4	$304.9	$194.2
Working capital surplus (deficit)	$50.7	$(30.1)	$(229.9)	$(279.7)	$(348.7)
Total assets	$1,515.2	$1,408.9	$1,218.6	$1,121.6	$1,092.0
Long-term debt	$2,334.0	$2,358.0	$2,291.7	$926.9	$1,167.6
Earnings per share:
Basic	$1.74	$3.65	$4.27	$4.16	$2.57

Diluted	$1.74	$3.63	$4.23	$4.11	$2.56

Dividends declared per common share	$—	$0.53	$0.70	$0.70	$0.70

Items Affecting Comparability

Several events occurred during each of the last five fiscal years that affect the comparability of our financial statements. The nature of these events and their impact on underlying business trends are as follows:

Restructuring Charges

In fiscal 2014, we recorded $11.8 million ($7.2 million after tax or $0.13 per fully diluted share) of charges associated with our restructuring of our organization.

Impairment Charges

In fiscal 2014, we recorded a $26.1 million ($19.1 million after tax or $0.34 per fully diluted share) impairment charge for our franchise rights acquired related to our Canada operations. In fiscal 2013, we recorded a $1.2 million ($0.02 per fully diluted share) impairment charge for our franchise rights acquired related to our Mexico and Hong Kong operations.

Net Tax Benefit

In fiscal 2014, we recognized a $2.4 million net tax benefit related to an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized.

Early Extinguishment of Debt Charge

Net income and earnings per share, or EPS, for the full year of fiscal 2013 were impacted by a $21.7 million ($13.3 million after tax), or $0.24 per fully diluted share, early extinguishment of debt charge recorded in fiscal 2013 resulting from the write-off of fees in connection with our April 2013 debt refinancing.

UK Self-Employment Matter

We received an adverse tax ruling in the United Kingdom that our UK leaders should have been classified as employees for UK tax purposes and, as such, we should have withheld tax from our leaders pursuant to the “Pay As You Earn” and national insurance contributions collection rules and remitted such amounts to Her

Majesty’s Revenue and Customs, or HMRC. In connection with this ruling, we recorded a charge of approximately $36.7 million, of which approximately $4.2 million was with respect to fiscal 2009 and approximately $32.5 million was with respect to fiscal years 2001 through 2008, to cost of revenues in the fourth quarter of fiscal 2009. We subsequently recorded a charge of approximately $4.1 million and $3.0 million in fiscal 2010 and fiscal 2011, respectively. In December 2012, we reached an agreement with HMRC to settle the matter in its entirety for approximately $36.8 million. Based upon the settlement amount, we determined that $14.5 million of the reserved amount represented an over-accrual and as such was reversed to cost of revenues. As part of the settlement amount, the settlement agreement provided for an amount of interest to be paid which resulted in a $7.1 million increase to interest expense. The net benefit associated with the settlement was an increase of $7.4 million to income before income taxes. The reserve for this matter at the end of fiscal 2012 equaled approximately $7.3 million in the aggregate based on the exchange rates at the end of fiscal 2012. In January 2013, $6.8 million was paid to HMRC, representing the balance due over the approximately $30.0 million paid to HMRC in February 2012, and the balance of the reserve was used to pay associated costs.

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

On March 15, 2012, the composition of the Prior WWI Credit Facility changed as a result of our amending and restating the Prior WWI Credit Facility to, among other things, extend the maturity of certain of our term loan facilities and our revolving credit facility and to obtain new commitments for the borrowing of an additional

$1,449.4 million of term loans to finance the purchases of shares of our common stock in the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement. Following the amendment of the Prior WWI Credit Facility, (i) $33.1 million in aggregate principal amount of the Term A-1 Loan and $301.8 million in aggregate principal amount of the Term C Loan were converted into, and $849.4 million in aggregate principal amount of commitments to borrow new term loans were provided under, the new Term E Loan (as defined hereafter), (ii) $107.0 million in aggregate principal amount of the Term B Loan and $119.1 million in aggregate principal amount of the Term D Loan were converted into, and $600.0 million in aggregate principal amount of commitments to borrow new term loans were provided under, the new Term F Loan, and (iii) $262.0 million in aggregate principal amount of commitments under the Revolver A-1 were converted into the new revolving credit facility, Revolver A-2. The loans outstanding under each term loan facility existing prior to the amendment of the Prior WWI Credit Facility and the loans and commitments outstanding under the Revolver A-1, in each case that were not converted into the Term E Loan, the Term F Loan or the Revolver A-2, as applicable, continued to remain outstanding under the Prior WWI Credit Facility as the Term A-1 Loan, the Term B Loan, the Term C Loan, the Term D Loan or the Revolver A-1, as applicable. In connection with this amendment, we incurred fees of approximately $26.2 million in the first quarter of fiscal 2012.

On April 2, 2013, we refinanced our credit facilities pursuant to a new Credit Agreement, or as amended, supplemented or otherwise modified, the Credit Agreement, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, The Bank of Nova Scotia, as revolving agent, swingline lender and an issuing bank, and the other parties thereto. The Credit Agreement provides for (a) a revolving credit facility (including swing line loans and letters of credit) in an initial aggregate principal amount of $250.0 million that will mature on April 2, 2018, or the Revolving Facility, (b) an initial term B-1 loan credit facility in an aggregate principal amount of $300.0 million that will mature on April 2, 2016, or Tranche B-1 Term Facility, and (c) an initial term B-2 loan credit facility in an aggregate principal amount of $2,100.0 million that will mature on April 2, 2020, or Tranche B-2 Term Facility. We refer herein to the Tranche B-1 Term Facility together with the Tranche B-2 Term Facility as the Term Facilities, and the Term Facilities and Revolving Facility collectively as the WWI Credit Facility. In connection with this refinancing, we used the proceeds from borrowings under the Term Facilities to pay off a total of $2,399.9 million of outstanding loans, consisting of $128.8 million of Term B Loans, $110.6 million of Term C Loans, $117.6 million of Term D Loans, $1,125.0 million of Term E Loans, $817.9 million of Term F Loans, $21.2 million of loans under the Revolver A-1 and $78.8 million of loans under the Revolver A-2. Following the refinancing of a total of $2,399.9 million of loans, at April 2, 2013, we had $2,400.0 million debt outstanding under the Term Facilities and $248.8 million of availability under the Revolving Facility. We incurred fees of $44.8 million during the second quarter of fiscal 2013 in connection with this refinancing. In the second quarter of fiscal 2013, we wrote-off fees associated with this refinancing which resulted in our recording a charge of $21.7 million in early extinguishment of debt.

On September 26, 2014, the Company and certain lenders entered into an agreement amending the Credit Agreement that, among other things, eliminated the Financial Covenant (as defined in the Credit Agreement) with respect to the Revolving Facility. In connection with this amendment, the Company wrote-off deferred financing fees of approximately $1.6 million in the third quarter of fiscal 2014. Concurrently with and in order to effect this amendment, the Company reduced the amount of the Revolving Facility from $250.0 million to $50.0 million.

For additional details on the WWI Credit Facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” in Part II of this Annual Report on Form 10-K.

Working Capital

The changes in working capital are primarily the result of year-over-year increases related to cash in connection with operations, and a decrease in the current portion of long-term debt related to the refinancing of our credit facilities as well as the shift in timing of tax payments, accruals related to the UK self-employment matter and other operational items. The refinancing of our credit facilities, including the related decrease in our current debt outstanding, in fiscal 2013 resulted in much lower debt repayments in fiscal 2013 and fiscal 2014 as compared to our debt repayments in fiscal 2010 through fiscal 2012. Our lower debt repayment obligations in fiscal 2013 and fiscal 2014 drove increases in cash from operations in both of these years which resulted in a significant improvement in deficit and a surplus, respectively.

Other Comprehensive Loss

Other comprehensive loss, net of taxes, was $28.6 million in fiscal 2014 compared to $4.3 million in fiscal 2013 primarily due to the unfavorable impact of foreign currency translation adjustments and the mark to market of our interest rate swaps. In fiscal 2014, foreign currency translation adjustments unfavorably impacted results by $11.3 million as compared to $6.3 million in fiscal 2013 primarily due to movements of the Canadian dollar, the Euro and the Brazilian real. In addition, due to hedge accounting, changes in other comprehensive loss decreased by $28.3 million ($17.3 million after tax) in fiscal 2014 and increased by $3.3 million ($2.0 million after tax) in fiscal 2013.

Acquisition of Additional Equity Interest in Brazil and Gain on Brazil Acquisition

Prior to March 12, 2014, the Company had owned 35% of Vigilantes do Peso Marketing Ltda., or VPM, a Brazilian limited liability partnership. On March 12, 2014, the Company acquired an additional 45% equity interest in VPM for a net purchase price of $14.2 million. VPM was converted into a joint-stock corporation prior to closing and subsequently operates as a subsidiary of the Company with rights to conduct typical business lines. As a result of the acquisition, the Company gained a direct controlling financial interest in VPM and has therefore begun consolidating this entity as of the date of acquisition.

As a result of our Brazil acquisition, we adjusted our previously held equity interest to fair value of $11.0 million and recorded a charge of $0.5 million associated with the settlement of the royalty-free arrangement of the Brazilian partnership. The net effect of these items resulted in our recognizing a gain of $10.5 million ($6.4 million after tax or $0.11 per fully diluted share) in fiscal 2014.

Acquisition of Wello

On April 16, 2014, the Company acquired Knowplicity, Inc., d/b/a Wello, an online fitness and personal training company for a net purchase price of $9.0 million. Payment was in the form of stock issued of $4.2 million and cash of $4.8 million. As a result of the acquisition, Wello became a wholly-owned subsidiary of the Company and the Company began to consolidate the entity as of the date of acquisition.

Franchisee Acquisitions

The following are our acquisitions since the beginning of fiscal 2010:

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

Overview

We are a leading, global-branded consumer company and the world’s leading commercial provider of weight management services, operating globally through a network of Company-owned and franchise operations. With over five decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. We are one of only a few commercial weight management programs whose efficacy has been clinically proven repeatedly. In fiscal 2014, consumers spent approximately $5 billion on Weight Watchers branded products and services, including meetings conducted by us and our franchisees, digital weight management products provided through our websites, mobile sites and apps, products sold at meetings, licensed products sold in retail channels and magazine subscriptions and other publications. Our primary sources of revenue are subscriptions for our monthly commitment plan for Weight Watchers meetings and subscriptions for our Online products. Our “meetings” business refers to providing access to meetings to our monthly commitment plan subscribers, “pay-as-you-go” members, Total Access subscribers and other meeting members. “Online” refers to Weight Watchers Online, Weight Watchers OnlinePlus, Personal Coaching and other digital subscription products.

We operate in numerous countries, including through our franchise operations. Effective the first day of fiscal 2014 (i.e., December 29, 2013), we realigned our organizational structure to improve the leverage of our significant assets and the alignment of our innovation efforts, which resulted in new reporting segments (North America, United Kingdom, Continental Europe, and Other) for the purpose of making operational and resource decisions and assessing financial performance. See the section entitled “Business” in Item 1 of this Annual Report on Form 10-K for further information on these reporting segments and the countries in which we operate.

Explanatory Note

On February 26, 2015, we announced preliminary fourth quarter and full year 2014 results. Subsequent to this announcement, we adjusted our 2014 bonus accrual downward by $2.0 million. This adjustment resulted in a decrease of $2.0 million to selling, general and administrative expenses, which in turn resulted in an increase to both operating income and income before income taxes of the same amount as well as an increase of $0.7 million to tax expense, for the fourth quarter and full year fiscal 2014. The net impact of these adjustments to fourth quarter and full year fiscal 2014 results was a $1.3 million increase to net income and net income attributable to the Company and an increase to earnings per fully diluted share of $0.02.

Components of our Results of Operations

Revenues

We derive our revenues principally from:

•

Service Revenues. Our “Service Revenues” consist of “Meeting Fees” and “Online Subscription Revenues”. “Meeting Fees” consist of the fees associated with our monthly commitment plan for unlimited access to meetings and other payment arrangements for access to meetings, including our “pay-as-you-go” payment arrangement and fees associated with our new Total Access product. “Online

Subscription Revenues” consist of the fees associated with subscriptions for our Online subscription products, including our new Personal Coaching product. In December 2014, we launched several new products, which are further described in the section entitled “Business” in Item 1 of this Annual Report on Form 10-K.

•

In-meeting product sales. We sell a range of products that complement our weight management plans, such as bars, snacks, cookbooks, food and restaurant guides with PointsPlus values, Weight Watchers magazines, PointsPlus calculators and fitness kits as well as third-party products, including Fitbit®, to members in our meetings.

•

Licensing, franchise royalties and other. We license the Weight Watchers brand and our other intellectual property in certain categories of food and other relevant consumer products. We also endorse carefully selected branded consumer products. In addition, our franchisees typically pay us a royalty fee of 10% of their meeting fee revenues as well as purchase products for sale in their meetings. We also generate revenues from subscription sales for our magazines, third-party advertising in our publications, payments from the sale of third-party Internet advertising and By Mail product.

The following table sets forth our revenues by category for the past three fiscal years.

Revenue Sources

(in millions)

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(53 weeks)	(52 weeks)	(52 weeks)
Service Revenues	$1,181.9	$1,360.8	$1,425.1
In-meeting product sales	169.1	212.0	253.2
Licensing, franchise royalties and other	128.9	151.4	161.1

Total	$1,479.9	$1,724.1	$1,839.4

Note: Totals may not sum due to rounding.

From fiscal 2012 through fiscal 2014, our revenues decreased at a compound annual rate of 10.3% primarily driven by a decline in Service Revenues. Additional revenue details are as follows:

•

Service Revenues. Service Revenues declined at a compound annual rate of 8.9% from fiscal 2012 to fiscal 2014 due to a decline in paid weeks from negative recruitment trends in both our meetings and Online businesses in the majority of the countries in which we operate. See “—Material Trends and Uncertainties” below for an explanation of our paid weeks metric. Recruitment continues to be the biggest challenge in our business, as we face strong competition for consumer trial from an evolving competitor set, including mobile apps and activity monitors. Additionally, the increasing focus of consumers on more integrated lifestyle and fitness approaches rather than just food, nutrition and diet also negatively impacted our recruitment.

•

In-meeting product sales. Global in-meeting product sales were down 18.3% on a compound annual rate from fiscal 2012 through fiscal 2014. This decline was primarily driven by a decline in the number of members attending meetings during that period. In addition, our average product sales per attendee in our meetings business declined from $4.99 to $4.47 at a compound annual rate of 5.4% during that period primarily as a result of lower sales of enrollment products and a lack of successful new product and program launches.

•

Licensing, franchise royalties and other. All other revenues were down 10.6% on a compound annual rate from fiscal 2012 through fiscal 2014. This decline was driven in part by lower revenues from our franchisees which declined at a compound annual rate of 25.8% driven by market performance and the acquisition of three of our franchisees in fiscal 2012 and seven of our franchisees in fiscal 2013. In addition, this decline was driven in part by licensing revenues which declined at a compound annual rate of 4.8% from fiscal 2012 through fiscal 2014. The decrease in this category was negatively impacted by competition from lower priced store branded products.

Cost of Revenues

Total cost of revenues primarily consists of expenses to operate our meetings, costs to sell products in our meeting rooms and on the Internet and costs to operate our website and Online products. Operating costs primarily consist of salary, commissions and expenses paid to our service providers, salary expense of field staff, meeting room rent, customer service costs (both in-house and third-party), program material expenses, depreciation and amortization associated with field automation, credit card and fulfillment fees, training and other expenses incurred to support our field organization. In fiscal 2014, operating expenses also included costs associated with preparing our field organization for the new 24/7 Expert Chat and Personal Coaching offerings. Cost to sell products includes costs of products purchased from our third-party suppliers, inventory reserves, royalties, inbound and outbound shipping and related costs incurred in making our products available for sale or use. Costs to operate our website includes salaries and related benefits, depreciation and amortization of website development, credit card processing and other costs incurred in making our website available to our members.

Marketing Expenses

Marketing expenses primarily consist of costs to produce and advertise our brand and products on television, on the Internet, on the radio and in print, costs paid to third-party agencies who help us develop our marketing campaigns and strategy, expenses in support of market research, costs paid to our celebrity spokespersons, as well as costs incurred in connection with local marketing and promotions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation, benefits and other related costs, including stock-based compensation, third-party consulting, temp help, audit, legal and litigation expenses as well as facility costs and depreciation and amortization of systems in support of the business infrastructure and head offices globally. General and administrative expenses also include amortization expense of certain of our intangible assets.

Gross Margin

The following table sets forth our gross profit and gross margin for the past three fiscal years, as adjusted to exclude the impact of charges from our previously disclosed 2014 restructuring plan as well as the UK self-employment matter:

(in millions)	2014	2013	2012
Gross Profit	$802.6	$1,001.1	$1,093.8
Gross Margin	54.3%	58.1%	59.5%
Adjustments to Reported Amounts
2014 Restructuring charges(1)	4.6	—	—
UK self-employment accrual(2)	—	—	(14.5)

Gross Profit, as adjusted(1)(2)	$807.2	$1,001.1	$1,079.3

Gross Margin impact from above adjustments(1)(2)	(0.3%)	0.0%	0.8%
Gross Margin, as adjusted(1)(2)	54.6%	58.1%	58.7%

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2014 to exclude the $4.6 million of charges associated with our previously disclosed 2014 plan to restructure our organization.
(2)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2012 to exclude the impact of a $14.5 million decrease to cost of revenues related to the settlement of the UK self-employment matter.

See “Non-GAAP Financial Measures” below for an explanation of our use of non-GAAP financial measures.

From fiscal 2012 to fiscal 2013, we benefited from a mix shift to our higher margin Online business. With its fixed cost business model, the Online business margin expanded as its revenue increased. This margin benefit was more than offset by the decline in margin in the meetings business which experienced a decline in attendances per meeting. This decline in attendances per meeting outpaced our ability to reduce our meetings infrastructure resulting in margin contraction. In addition, particularly in the US meetings business, the impact of service provider compensation changes negatively impacted margin.

From fiscal 2013 to fiscal 2014, our gross margin decline was primarily driven by declining revenues. In addition, particularly in the US meetings business, the impact of additional service provider compensation changes, as well as, technology and training costs associated with the December 2014 introduction of new product offerings also negatively impacted margin. Online Subscription Revenues were flat as a percent of total revenues in both fiscal 2013 and fiscal 2014 and, as a result, we did not experience the benefit of a mix shift to the higher margin business in fiscal 2014.

Operating Income Margin

The following table sets forth our Operating Income for the past three fiscal years, as adjusted to exclude the impact of charges from our previously disclosed 2014 restructuring plan, for fiscal 2014 the impairment charge for franchise rights acquired related to our Canada operations, for fiscal 2013 the impairment charge for our franchise rights acquired related to our Mexico and Hong Kong operations as well as for fiscal 2012 the UK self-employment matter:

(in millions)	2014	2013	2012
Operating Income	$273.3	$460.8	$510.8
Operating Income Margin	18.5%	26.7%	27.8%
Adjustments to Reported Amounts
2014 Restructuring charges(1)	11.8	—	—
Indefinite-lived intangible impairments(2)	26.1	1.2	—
UK Self-employment accrual(3)	—	—	(14.5)

Operating Income, as adjusted(1)(2)(3)	$311.2	$462.0	$496.3

Operating Income Margin impact from above adjustments(1)(2)(3)	-2.5%	0.1%	0.8%
Operating Income Margin, as adjusted(1)(2)(3)	21.0%	26.8%	27.0%

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2014 to exclude the $11.8 million of charges associated with our previously disclosed plan to restructure our organization.
(2)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2014 to exclude the $26.1 million impact of the impairment charge for our franchise rights acquired related to our Canada operations and for fiscal 2013 to exclude the $1.2 million impact of the impairment charge for our franchise rights acquired related to our Mexico and Hong Kong operations.
(3)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of income for fiscal 2012 to exclude the impact of a $14.5 million decrease to cost of revenues related to the settlement of the UK self-employment matter.

See “Non-GAAP Financial Measures” below for an explanation of our use of non-GAAP financial measures.

In fiscal 2012, the decline in operating income margin was primarily driven by costs related to first time Online TV marketing campaigns in several of our international markets and our significant investment in marketing the Weight Watchers Online product to men in the United States, as well as selling, general and administrative expenses in support of our growth initiatives.

In fiscal 2013, the decrease in operating income margin was primarily the result of lower gross margin largely offset by lower marketing expense. Lower marketing expense was driven primarily from the elimination of inefficient digital advertising and the lack of a men’s campaign in the United States, in fiscal 2013 versus the prior year.

In fiscal 2014, the decrease in operating income margin was primarily the result of lower gross margin partially offset by lower marketing expense. The decline was primarily driven by lower TV media and production costs from first-time integrated, as well as the sharing among markets of, TV spots for both our meetings and Online businesses, and lower and more efficient digital marketing spend in the United States.

Material Trends

Performance Indicators

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•	revenues

•

Paid Weeks—The “Paid Weeks” metric reports paid weeks by Weight Watchers customers in Company-owned operations for a given period as follows: (i) “Meeting Paid Weeks” is the sum of total paid commitment plan weeks (including Total Access) and total “pay-as-you-go” weeks; (ii) “Online Paid Weeks” is the total paid subscription weeks for our digital subscription products (including Personal Coaching); and (iii) “Total Paid Weeks” is the sum of Meeting Paid Weeks and Online Paid Weeks, in each case for a given period.

•

Incoming Active Subscribers/Active Base—“Subscribers” refer to meetings members and Online subscribers who participate in recurring billing programs, such as our monthly commitment plan for our meetings business. The “Incoming Active Subscribers” metric reports active Weight Watchers subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Active Meeting Subscribers” is the total Weight Watchers monthly commitment plan active subscribers (including Total Access); (ii) “Incoming Active Online Subscribers” is the total number of Weight Watchers Online, Weight Watchers OnlinePlus and Personal Coaching active subscribers; and (iii) “Incoming Active Subscribers” is the sum of Incoming Active Meeting Subscribers and Incoming Active Online Subscribers, in each case at a given period start. We also at times refer to such metrics as the “Incoming Active Base”.

•

End of Period Active Subscribers/Active Base—The “End of Period Active Subscribers” metric reports active Weight Watchers subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Active Meeting Subscribers” is the total Weight Watchers monthly commitment plan active subscribers (including Total Access); (ii) “End of Period Active Online Subscribers” is the total number of Weight Watchers Online, Weight Watchers OnlinePlus and Personal Coaching active subscribers; and (iii) “End of Period Active Subscribers” is the sum of End of Period Active Meeting Subscribers and End of Period Active Online Subscribers, in each case at a given period end. We also at times refer to such metrics as the “End of Period Active Base”.

•	recruitments

•	attendance

•	Meeting Fees per Paid Week and in-meeting product sales per attendee

•	gross profit and operating expenses as a percentage of revenue

Market Trends

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

•

a failure to develop innovative new services and products or to successfully expand into new channels of distribution or respond to consumer trends, including consumer focus on integrated lifestyle and fitness approaches;

•	a failure to successfully implement new strategic initiatives;

•	a decrease in the effectiveness of our marketing, advertising, and social media programs;

•	an impairment of the Weight Watchers brand and our other intellectual property;

•	a failure of our technology or systems to perform as designed; and

•	a downturn in general economic conditions or consumer confidence.

North America Metrics and Business Trends

In fiscal 2012, North America Total Paid Weeks increased 8.5% driven by an increase in Online Paid Weeks of 22.7%, partially offset by a Meeting Paid Weeks decline of 5.6% versus the prior year. Although we entered fiscal 2012 with a higher Incoming Active Base than at the beginning of fiscal 2011, throughout the year we experienced lower recruitments for meetings and a declining recruitment trend for our Online subscription products. This softness in recruitments resulted in entering fiscal 2013 with a lower Incoming Active Base than at the beginning of fiscal 2012.

In fiscal 2013, North America Total Paid Weeks declined 6.6%, driven by a decline in both Meeting Paid Weeks of 9.4% and Online Paid Weeks of 4.4% versus the prior year. The decline in Meeting Paid Weeks primarily resulted from the lower Incoming Active Base in the meetings business at the beginning of fiscal 2013 versus the beginning of fiscal 2012 as well as from lower enrollments in fiscal 2013 versus the prior year, primarily in the United States, due to the difficulty in attracting members to our brand.

In fiscal 2014, North America Total Paid Weeks declined 16.8%, driven by a decline in both Online Paid Weeks of 17.5% and Meeting Paid Weeks of 15.8% versus the prior year. Despite the launch of the new Simple Start program at the beginning of the year, as well as new advertising and promotional tactics, recruitment softness continued throughout the year. The popularity of activity monitors and free apps resulted in increased competition which exacerbated the negative trend we began to experience in fiscal 2013 in subscriptions for our Online subscription products. In addition, the increasing focus of consumers on more integrated lifestyle and fitness approaches rather than just food, nutrition and diet also negatively impacted our recruitments.

United Kingdom Metrics and Business Trends

In fiscal 2012, UK Total Paid Weeks declined 6.8% driven by a decline in Meeting Paid Weeks of 11.3% partially offset by an increase in Online Paid Weeks of 3.3% versus the prior year. The United Kingdom entered fiscal 2012 with a lower Incoming Active Base as compared to the beginning of fiscal 2011, and experienced lower recruitments in fiscal 2012 versus the prior year.

In fiscal 2013, UK Total Paid Weeks declined 13.6% driven by a decline in Meeting Paid Weeks of 19.2% and a decline in Online Paid Weeks of 2.8% versus the prior year. The decline in Meeting Paid Weeks in fiscal 2013 was driven by the lower Incoming Active Meeting Subscribers at the beginning of fiscal 2013 versus the beginning of fiscal 2012 coupled with lower meeting recruitments in the year as compared to the prior year. In fiscal 2013, local competition in the United Kingdom significantly contributed to the decline in meeting recruitments.

In fiscal 2014, UK Total Paid Weeks declined 9.2% versus the prior year, driven by a decline in Meeting Paid Weeks of 9.6% and a decline in Online Paid Weeks of 8.6% versus the prior year. Total Paid Weeks performance in fiscal 2014 was driven by the lower Incoming Active Base at the beginning of fiscal 2014 versus the beginning of fiscal 2013 coupled with lower recruitments in fiscal 2014 as compared to the prior year. In response to weakening recruitment trends, early in fiscal 2014, the United Kingdom introduced new advertising, implemented new promotional tactics and invested in a local marketing campaign to combat a strong local competitor. As a result of these initiatives, the recruitment trend turned positive in the second half of fiscal 2014 as compared to the prior year period.

Continental Europe Metrics and Business Trends

In fiscal 2012, Continental Europe Total Paid Weeks increased 42.6% driven by an increase in Online Paid Weeks of 93.5% and an increase in Meeting Paid Weeks of 9.2% versus the prior year. This growth was driven by entering fiscal 2012 with a higher Incoming Active Base than the prior year and the benefit of higher recruitment growth driven by the launch of the updated version of ProPoints, effective new marketing strategies, which included first-time dedicated Online television advertising, and from the launch of new markets for our Online products in late 2009 and 2010.

In fiscal 2013, Continental Europe Total Paid Weeks increased 19.9%, driven primarily by an increase in Online Paid Weeks, up 38.4%, versus the prior year. Continental Europe benefited from an increased number of Incoming Active Meeting Subscribers at the beginning of fiscal 2013 versus the beginning of fiscal 2012, which was partially offset by lower recruitments in fiscal 2013 versus the prior year.

In fiscal 2014, Continental Europe Total Paid Weeks increased 3.1% driven by an increase in Online Paid Weeks of 6.5%, partially offset by a decline in Meeting Paid Weeks of 2.5%, versus the prior year. This increase in Online Paid Weeks was driven by the higher number of Incoming Active Online Subscribers at the start of fiscal 2014 versus the start of fiscal 2013. The decrease in Meeting Paid Weeks was driver by a lower number of Incoming Active Meeting Subscribers at the start of fiscal 2014 versus the start of fiscal 2013 and recruitment declines. Although Total Paid Weeks continued to grow in fiscal 2014, it reflected a significant slowdown in the year-over-year trend.

Fiscal 2015: Anticipated Business Metrics, Trends and Other Events

We anticipate the Company’s fiscal 2015 revenues will be approximately $1.2 billion, a decline from the $1.48 billion reported in fiscal 2014. This decline is driven by the lower fiscal 2015 Incoming Active Bases in both our meetings and Online businesses as compared to the beginning of fiscal 2014, as well as the anticipated negative recruitment trend in fiscal 2015.

Due to the difficult start to fiscal 2015, we will be focusing in fiscal 2015 on generating positive cash flow to maintain strong liquidity. To this end, we have established a new $100 million cost-savings plan which we expect will be split between operating expenses, marketing and general and administrative expenses. As part of this cost-savings plan, the Company is undertaking a plan of reduction in force which will result in the elimination of certain positions and termination of employment for certain employees worldwide. We anticipate recording restructuring charges in connection with employment termination of approximately $10 million during fiscal 2015. We believe that cash generated by our $1.2 billion revenue forecast, our cost-savings plan and our cash on hand of $301.2 million will provide us with sufficient liquidity to meet our April 2016 debt maturity obligation of $291 million.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit and gross profit margin, operating income and operating income margin, net income attributable to the Company, effective tax rate and earnings per fully diluted share are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, to exclude from fiscal 2014 the impact of charges associated with our previously disclosed restructuring of our organization, the impairment charge for our franchise rights acquired related to our Canada operations, the net tax benefit related to an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized and the impact of the gain on the Brazil acquisition (as discussed further herein). Income before taxes, effective tax rate, net income attributable to the Company and earnings per fully diluted share are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis) to exclude from fiscal 2013 the impact from the early extinguishment of debt charge recorded in connection with our previously announced April 2, 2013 refinancing of our long-term debt and the impairment charge for our franchise rights acquired related to our Mexico and Hong Kong operations. Gross profit and gross profit margin, operating income and operating income margin, interest expense, net income, earnings per fully diluted share, and effective tax rate are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis) to exclude from fiscal 2012, in connection with the settlement of the UK self-employment matter, the benefit of a partial accrual reversal of a charge originally recorded in the fourth quarter of fiscal 2009.

We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the 2014 restructuring charges, the impairment charge, the net tax benefit offset by the recognition of a valuation allowance, the gain on the Brazil acquisition, the early extinguishment of debt charge, and/or the settlement. Our management believes these non-GAAP financial measures provide supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

Revenue Recognition

We earn revenue by conducting meetings, for which we charge a fee, predominantly through monthly commitment plans, prepayment plans or the “pay-as-you-go” arrangement. We also earn revenue from monthly subscriptions for our Online products, selling products in our meetings, on the Internet and to our franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements, selling magazine subscriptions, selling advertising space on our website and in copies of our magazines, and By Mail product sales.

Monthly commitment plans, prepaid meeting fees and magazine subscription revenue is recorded to deferred revenue and amortized into revenue over the period earned. Online Subscription Revenues are recognized over the period that products are provided. One-time sign-up fees are deferred and recognized over the expected customer relationship period. Online Subscription Revenues that are paid in advance are deferred and recognized on a straight-line basis over the subscription period. Revenue from “pay-as-you-go” meeting fees, product sales, By Mail, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customers, and commissions and royalties are earned, respectively. Revenue from advertising in magazines is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. We charge non-refundable registration fees in exchange for an introductory information session and materials we provide to new members in our meetings business. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. Revenue from advertising on our website is recognized when the advertisement is viewed by the user.

We grant refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid.

Franchise Rights Acquired, Goodwill and Other Intangible Assets

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years. We review goodwill and other indefinite-lived intangible assets, including franchise rights acquired, for potential impairment on at least an annual basis or more often if events so require. We performed fair value impairment testing as of the end of fiscal 2014 and fiscal 2013 on our goodwill and other indefinite-lived intangible assets.

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Brazil, Canada and other countries at January 3, 2015 were $65.6 million, $23.0 million, $7.5 million and $10.6 million, respectively, totaling $106.8 million.

In performing the impairment analysis for franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our meetings business and a relief from royalty methodology for our franchise rights related to our Online business. The estimated fair value is then compared to the carrying value of the unit of accounting for those franchise rights. We have determined the appropriate unit of account for purposes of assessing annual impairment to be the combination of the rights in the meetings and Online businesses in the country in which the acquisitions have occurred. The values of these franchise rights in the United States, Canada, United Kingdom, Australia, New Zealand and other countries at January 3, 2015 were $697.3 million, $74.7 million, $13.1 million, $7.3 million, $5.4 million and $1.9 million, respectively, totaling $799.8 million.

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

In performing the impairment analysis for the fiscal year ended January 3, 2015, we determined that, based on the fair values calculated, the carrying amount of the franchise rights acquired related to our Canada operations exceeded its fair value as of the end of fiscal 2014 and recorded an impairment charge of $26.1 million for such rights. In performing the impairment analysis for the fiscal year ended December 28, 2013, we determined that, based on the fair values calculated, the carrying amounts of the franchise rights acquired related to our Mexico and Hong Kong operations exceeded their respective fair values as of the end of fiscal 2013 and recorded impairment charges of $0.9 million and $0.2 million, respectively, for such rights. We determined that the carrying amounts of the remainder of these assets did not exceed their respective fair values, and therefore, no other impairment existed.

We estimate future cash flows for each unit of accounting by utilizing the historical cash flows attributable to the rights in that country and then applying a growth rate using a blend of the historical operating income growth rates for such country and expected future operating income growth rates for such country. We utilize operating income as the basis for measuring our potential growth because we believe it is the best indicator of the performance of our business. For fiscal 2014, the compound annual growth rates used in our discounted cash flow analysis ranged from a decline of approximately 5% to growth of approximately 21%. In applying the hypothetical start-up approach in fiscal 2014, we generally assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we assumed growth rates ranging from a decline of approximately 9% to growth of approximately 16%. For fiscal 2013, the compound annual growth rates used in our discounted cash flow analysis ranged from a decline of approximately 5% to growth of approximately 12%. In applying the hypothetical start-up approach in fiscal 2013, we generally assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we assumed growth rates ranging from a decline of approximately 2% to growth of approximately 8%. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium. The risk-free rate of return was generally determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was generally determined by reviewing external market data. When appropriate, we further adjusted the resulting combined rate to account for certain entity-specific factors such as maturity of the market in order to determine the utilized discount rate. The cost of debt was our average borrowing rate for the period. The discount rates used in our fiscal 2014 and fiscal 2013 year-end impairment tests averaged approximately 10.3% and 9.1%, respectively.

At the end of fiscal 2014, we estimated that approximately 83% of our goodwill and 88% of our franchise rights acquired had a fair value at least 50% higher than their respective carrying amounts. In the United States, the region which held approximately 61% of the goodwill and 84% of the franchise rights acquired, the aggregate fair value of both our reporting units and franchise rights acquired was at least 50% higher than the aggregate carrying value of the reporting units and franchise rights acquired, respectively. Although there is currently a measurable difference between the fair value and carrying value of our franchise rights acquired, we believe that continued significant declines in both our revenue and profit performance could lead to an impairment in the future. See “Risk Factors”. As it relates to Brazil, given the Company acquired the business in fiscal 2014, we could face an impairment charge in the future if we are unable to deliver on the expected results. In Canada, where we recorded a $26.1 million impairment charge on our franchise rights acquired, we have $74.8 million of franchise rights remaining as of January 3, 2015.

Information concerning significant accounting policies affecting us is set forth in Note 2 of our consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR FISCAL 2014 (53 weeks) COMPARED TO FISCAL 2013 (52 weeks)

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. Fiscal 2014 contained 53 weeks, while fiscal 2013 contained 52 weeks. The 2014 53rd week, which began on December 28, 2014 and ended on January 3, 2015, contributed 1.8 million, or 0.9%, to Total Paid Weeks for fiscal 2014. It also added 0.2 million, or 0.6%, in additional global attendances to fiscal 2014, and drove additional revenues of $14.0 million, or 0.9%, to fiscal 2014. Due to the timing of the 53rd week, additional marketing expense drove a decline in fiscal 2014 operating income. The 53rd week also resulted in an additional week of interest expense. As a result, in the aggregate the 53rd week had a negative $0.05 per share impact on fiscal 2014 EPS.

The table below sets forth selected financial information for fiscal 2014 from our consolidated statements of net income for fiscal 2014 versus selected financial information for fiscal 2013 from our consolidated statements of net income for fiscal 2013.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	Fiscal 2014	Fiscal 2013	Increase/ (Decrease)	% Change
Revenues, net	$1,479.9	$1,724.1	$(244.2)	(14.2%)
Cost of revenues	677.4	723.0	(45.6)	(6.3%)

Gross profit	802.6	1,001.1	(198.5)	(19.8%)
Gross Margin %	54.2%	58.1%
Marketing expenses	262.3	295.6	(33.3)	(11.3%)
Selling, general & administrative expenses	241.0	243.6	(2.6)	(1.1%)
Indefinite-lived intangible impairments	26.1	1.2	24.9	100.0%

Operating income	273.3	460.8	(187.5)	(40.7%)
Operating Income Margin %	18.5%	26.7%
Interest expense	123.0	103.1	19.9	19.3%
Other expense, net	3.2	0.6	2.6	100.0%
Gain on Brazil acquisition	(10.5)	—	(10.5)	—
Early extinguishment of debt	—	21.7	(21.7)	(100.0%)

Income before income taxes	157.6	335.4	(177.7)	(53.0%)
Provision for income taxes	59.0	130.6	(71.6)	(54.8%)

Net income	98.6	204.7	(106.1)	(51.8%)
Net income attributable to the noncontrolling interest	0.1	—	0.1	—

Net income attributable to Weight Watchers International, Inc.	$98.6	$204.7	$(106.0)	(51.8%)

Weighted average diluted shares outstanding	56.7	56.4	0.3	0.6%

Diluted EPS	$1.74	$3.63	$(1.89)	(52.1%)

Note: Totals may not sum due to rounding.

Certain results for fiscal 2014 are adjusted to exclude the $11.8 million impact of charges from the previously disclosed 2014 restructuring plan, the $26.1 million impairment charge for the franchise rights acquired related to our Canada operations, $10.5 million related to the gain on the Brazil acquisition and the $2.4 million net tax benefit related to an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of those components of our selected financial data for the fiscal year ended January 3, 2015 which have been adjusted.

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin	Net Income Attributable to Company	Diluted EPS
Fiscal 2014	$802.6	54.2%	$273.3	18.5%	$98.6	$1.74
Adjustments to Reported Amounts(1)
2014 Restructuring charges(1)	4.6		11.8		7.2	0.13
Indefinite-lived intangible impairment(1)	—		26.1		19.1	0.34
Gain on Brazil acquisition(1)	—		—		(6.4)	(0.11)
Tax benefit, net(1)	—		—		(2.4)	(0.04)

Total Adjustments	4.6		37.9		17.7	0.32

Fiscal 2014, as adjusted(1)	$807.2	54.5%	$311.2	21.0%	$116.3	$2.05

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2014 to exclude the $11.8 million ($7.2 million after tax) of charges associated with our previously disclosed plan to restructure our organization, the impact of the franchise rights acquired impairment charge of $26.1 million ($19.1 million after tax) related to our Canada operations, the impact of the gain of $10.5 million ($6.4 million after tax) recognized in connection with the Brazil acquisition due to an adjustment of our previously held equity interest to fair value offset by a charge associated with the settlement of the royalty-free arrangement of the Brazilian partnership and the $2.4 million net tax benefit related to an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for fiscal 2013 are adjusted to exclude the $21.7 million impact of the early extinguishment of debt charge and the $1.2 million impairment charge for the franchise rights acquired related to our Mexico and Hong Kong operations. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of those components of our selected financial data for the fiscal year ended December 28, 2013 which have been adjusted.

(in millions, except per share amounts)	Income Before Taxes	Net Income Attributable to Company	Diluted EPS
Fiscal 2013	$335.4	$204.7	$3.63
Adjustments to Reported Amounts(1)
Early extinguishment of debt charge(1)	21.7	13.3	0.26
Indefinite-lived intangible impairment(1)	1.2	1.2	0.00

Total Adjustments	22.9	14.5	0.26

Fiscal 2013, as adjusted(1)	$358.2	$219.2	$3.89

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2013 to exclude the impact of the $21.7 million ($13.3 million after tax) early extinguishment of debt charge associated with our previously reported debt refinancing and the impact of the franchise rights acquired impairment charge of $1.2 million related to our Mexico and Hong Kong operations. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in fiscal 2014 declined by 14.2% versus fiscal 2013 driven by revenue declines in the meetings and Online businesses globally, most notably in North America. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in fiscal 2014 declined $45.6 million, or 6.3%, versus the prior year. Excluding the impact of the 2014 restructuring charges, total cost of revenues in fiscal 2014 would have declined $50.3 million, or 7.0%, versus the prior year. Excluding the impact of the 2014 restructuring charges, gross profit for fiscal 2014 would have decreased by $193.9 million, or 19.4%, from fiscal 2013. Excluding the impact of the 2014 restructuring charges, gross margin in fiscal 2014 would have been 54.5%, as compared to gross margin of 58.1% in fiscal 2013. Gross margin compression was driven primarily by the decline in the North America gross margin, which was partially offset by an increase in gross margin in Continental Europe. The decline in North America gross margin was driven primarily by fixed cost deleverage, the impact of service provider compensation changes and training and technology in support of the Personal Coaching offering, 24/7 Expert Chat and healthcare initiatives.

Marketing

Marketing expenses for fiscal 2014 decreased $33.3 million, or 11.3%, versus fiscal 2013. The decline was primarily driven by lower TV media and production costs resulting from the integration of TV spots for both our meetings and Online businesses. The decline was also driven by lower and more efficient digital marketing spend in the United States. This decline was partially offset by the early launch of our winter season brand campaign in the United States. Marketing expenses as a percentage of revenue were 17.7% in fiscal 2014 as compared to 17.1% in the prior year.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2014 decreased $2.6 million, or 1.1%, versus fiscal 2013. Excluding the impact of the 2014 restructuring charges, selling, general and administrative expenses for fiscal 2014 would have decreased by 4.0% versus fiscal 2013. In fiscal 2014, the Company made concerted efforts to adopt cost-savings initiatives, including rationalization of its workforce and reduction of its total payroll and discretionary spend. At the same time, the Company decided to invest in certain healthcare and technology initiatives, which partially offset the savings. Selling, general and administrative expenses as a percentage of revenue for fiscal 2014 increased to 16.3% from 14.2% for fiscal 2013. Excluding the impact of the 2014 restructuring charges, selling, general and administrative expenses as a percentage of revenue for fiscal 2014 increased to 15.8% from 14.2% for fiscal 2013.

Indefinite-Lived Intangible Impairment

In performing the impairment analysis for the fiscal year ended January 3, 2015, we determined that, based on the fair values calculated, the carrying amounts of the franchise rights acquired related to our Canada operations exceeded its fair value as of the end of fiscal 2014 and recorded an impairment charge of $26.1 million. In performing the impairment analysis for the fiscal year ended December 28, 2013, we determined that, based on the fair values calculated, the carrying amounts of the franchise rights acquired related to our Mexico and Hong Kong operations exceeded their respective fair values as of the end of fiscal 2013 and recorded impairment charges of $0.9 million and $0.2 million, respectively.

Operating Income

Operating income for fiscal 2014 decreased $187.5 million, or 40.7%, versus fiscal 2013. This decrease in operating income was almost exclusively the result of lower operating income from North America in fiscal 2014 as compared to the prior year. Excluding the impact of the 2014 restructuring charges and the impairment charge, our operating income margin in fiscal 2014 would have decreased to 21.0% from 26.7% in fiscal 2013. This decline in operating income margin was primarily driven by the decline in gross margin, higher selling, general and administrative and marketing expenses as a percentage of revenues, as compared to the prior year.

Interest Expense

Interest expense in fiscal 2014 increased $19.9 million, or 19.3%, versus fiscal 2013. Interest expense for fiscal 2014 included a $1.6 million write-off of deferred financing fees associated with the reduction of the amount of our Revolving Facility (defined hereafter). The increase in interest expense was primarily driven by the difference in the notional amount of our interest rate swaps in effect during fiscal 2014 versus the prior year, the 25 basis point increase related to the issuance of revised corporate ratings by S&P and Moody’s on February 21, 2014 and higher interest rates on our debt as a result of the April 2, 2013 debt refinancing. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our Revolving Facility and interest rates on our debt. Our average debt outstanding decreased by $24.4 million to $2,372.9 million in fiscal 2014 from $2,397.3 million in fiscal 2013, however, the effective interest rate on our debt, excluding the impact of our interest rate swaps, increased by 0.37% to 3.86% in fiscal 2014 from 3.49% in fiscal 2013. Including the impact of our interest rate swaps, our effective interest rate increased to 4.67% in fiscal 2014 from 3.92% in fiscal 2013. For additional details on our interest rate swap see “—“Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Part III of this Annual Report on Form 10-K.

Gain on Brazil Acquisition

In March 2014, we acquired an additional 45% equity interest in our Brazilian partnership thereby increasing our equity interest to 80%. As a result of this transaction, we adjusted our previously held equity interest to fair value and recorded a charge associated with the settlement of the royalty-free arrangement of our Brazilian partnership. The net effect of these items resulted in us recognizing a pre-tax gain of $10.5 million in fiscal 2014.

Other Expense

Other expense, which consists of the impact of foreign currency on intercompany transactions, increased by $2.6 million in fiscal 2014 versus the prior year.

Tax

Our effective tax rate was 37.4% for fiscal 2014 as compared to 39.0% for fiscal 2013. The decrease was due mainly to the net tax benefit associated with the closure of our China business that was recorded in fiscal 2014 and a shift in the mix of our domestic and foreign earnings which resulted in lower state income taxes. These were offset by the recognition of a valuation allowance that was recorded in fiscal 2014 related to tax benefits previously recorded for foreign losses that are not expected to be realized and the tax impact associated with the Canada impairment charge due to the lower statutory tax rate in Canada.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in fiscal 2014 declined 51.8% versus fiscal 2013. Excluding the impact of the 2014 restructuring charges, the impairment charge, the gain on the Brazil acquisition, the net tax benefit offset by the recognition of a valuation allowance, and the early extinguishment of debt charge, net income attributable to the Company in fiscal 2014 would have declined 47.0% versus the adjusted prior year. This decline in net income attributable to the Company was primarily driven by the decrease in operating income in fiscal 2014 versus the prior year.

EPS in fiscal 2014 decreased to $1.74 versus fiscal 2013. Excluding the impact of the 2014 restructuring charges, the impairment charge, the gain on the Brazil acquisition, the net tax benefit offset by the recognition of a valuation allowance and the early extinguishment of debt charge, EPS would have been $2.05 in fiscal 2014 as compared to $3.87 in the prior year.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for fiscal 2014 and the percentage change in those metrics versus the prior year:

	Fiscal 2014
	GAAP			Constant Currency
(in millions unless otherwise stated)	Service Revenues	Product Sales & Other	Total Revenues	Service Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Active Base	EOP Active Base
								(in thousands)
North America	$794.4	$153.3	$947.7	$799.6	$153.8	$953.4	117.1	2,066.1	1,617.8
UK	108.6	48.2	156.8	102.7	45.6	148.3	20.2	297.4	277.8
CE	230.9	68.0	298.9	230.5	67.6	298.1	35.6	528.4	551.9
Other(1)	48.0	28.4	76.5	50.6	29.4	79.9	4.9	71.1	62.1

Total	$1,181.9	$298.0	$1,479.9	$1,183.4	$296.2	$1,479.6	177.8	2,962.9	2,509.5

	% Change Fiscal 2014 vs. Fiscal 2013
North America	-18.0%	-21.9%	-18.6%	-17.4%	-21.6%	-18.1%	-16.8%	-12.3%	-21.7%
UK	-5.5%	-16.6%	-9.2%	-10.6%	-21.2%	-14.1%	-9.2%	-14.3%	-6.6%
CE	1.2%	-4.6%	-0.2%	1.0%	-5.2%	-0.4%	3.1%	14.6%	4.4%
Other(1)	-2.8%	-25.1%	-12.5%	2.4%	-22.8%	-8.5%	-2.2%	-7.1%	-12.6%
Total	-13.1%	-18.0%	-14.2%	-13.0%	-18.5%	-14.2%	-12.2%	-8.6%	-15.3%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

	Fiscal 2014
	Meeting Fees		Meeting Paid Weeks	Incoming Active Meeting Subscribers	EOP Active Meeting Subscribers	Online Subscription Revenues		Online Paid Weeks	Incoming Active Online Subscribers	EOP Active Online Subscribers
(in millions unless otherwise stated)	GAAP	Constant Currency				GAAP	Constant Currency
				(in thousands)					(in thousands)
North America	$496.2	$499.3	50.3	833.2	692.6	$298.2	$300.3	66.8	1,232.9	925.2
UK	80.8	76.4	12.4	166.0	158.1	27.9	26.4	7.9	131.4	119.7
CE	133.4	133.0	12.8	183.6	178.2	97.4	97.5	22.8	344.8	373.6
Other(1)	34.1	35.6	2.7	33.9	26.4	13.9	15.0	2.1	37.1	35.6

Total	$744.6	$744.3	78.2	1,216.7	1,055.4	$437.4	$439.1	99.6	1,746.2	1,454.1

	% Change Fiscal 2014 vs. Fiscal 2013
North America	-16.6%	-16.1%	-15.8%	-11.7%	-16.9%	-20.1%	-19.6%	-17.5%	-12.6%	-25.0%
UK	-5.2%	-10.4%	-9.6%	-18.7%	-4.7%	-6.2%	-11.3%	-8.6%	-8.0%	-8.9%
CE	-2.8%	-3.1%	-2.5%	-0.9%	-2.9%	7.3%	7.4%	6.5%	25.0%	8.4%
Other(1)	0.3%	4.8%	6.2%	-3.4%	-22.0%	-9.6%	-2.9%	-11.0%	-10.2%	-4.1%
Total	-12.6%	-12.6%	-12.3%	-11.1%	-13.3%	-14.1%	-13.8%	-12.2%	-6.7%	-16.7%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

North America Performance

North America continued to face strong competition for consumer trial from an evolving competitor set, including mobile apps and activity monitors, during fiscal 2014. The Company believes this competition drove declines in all revenue categories in North America in fiscal 2014 versus the prior year. The decline in North America Total Paid Weeks primarily resulted from the lower Incoming Active Base at the beginning of fiscal 2014 versus the beginning of fiscal 2013 as well as by lower recruitments in fiscal 2014 versus the prior year. In response to weakening recruitment trends in early fiscal 2014, North America introduced new advertising and implemented new promotional tactics. In addition, the United States launched its 2014 winter season brand campaign one month early.

The decline in North America product sales and other was driven primarily by a decline in in-meeting product sales and to a lesser extent a decline in licensing revenue. In fiscal 2014, in-meeting product sales of $85.2 million decreased by $33.9 million, or 28.5%, versus the prior year. This decrease resulted primarily from a 15.3% attendance decline in fiscal 2014 as compared to the prior year. In-meeting product sales per attendee decreased by 15.5% in fiscal 2014 versus the prior year, driven primarily by a decline in sales of enrollment products. Licensing revenue of $37.2 million declined $1.4 million, or 3.7%, from $38.6 million in the prior year.

United Kingdom Performance

The decline in UK revenues in fiscal 2014 versus the prior year was driven primarily by the decline in product sales and to a lesser extent a decline in Service Revenues. The decline in UK Total Paid Weeks was driven by the lower Incoming Active Base at the beginning of fiscal 2014 versus the beginning of fiscal 2013 coupled with lower recruitments in fiscal 2014 as compared to the prior year. In response to weakening recruitment trends, primarily in the meetings business, early in fiscal 2014, the United Kingdom introduced new advertising, implemented new promotional tactics and invested in a local marketing campaign to combat a strong local competitor. As a result of these initiatives, although still negative in fiscal 2014, the United Kingdom experienced an improvement in its recruitment trend in the second half of fiscal 2014 as compared to the prior year period.

The decline in UK product sales and other in fiscal 2014 versus the prior year was driven primarily by a decline in in-meeting product sales and to a lesser extent a decline in licensing revenue. In fiscal 2014, in-meeting product sales of $30.2 million decreased by $5.7 million, or 15.9%, versus the prior year. This decrease resulted primarily from an 11.4% attendance decline in fiscal 2014 as compared to the prior year. In-meeting product sales per attendee also declined by 5.0%, or 10.3% on a constant currency basis, in fiscal 2014 versus the prior year driven by the impact of the Simple Start program on product sales. The decline in licensing revenue was driven by timing associated with brand marketing.

Continental Europe Performance

The decline in Continental Europe revenues in fiscal 2014 versus the prior year was driven primarily by the decline in product sales and other partially offset by an increase in Service Revenues. The increase in Continental Europe Service Revenues on a constant currency basis in fiscal 2014 versus fiscal 2013 was primarily the result of an increase in Online Subscription Revenues versus the prior year. This increase in Online Subscription Revenues was driven by the higher number of Incoming Active Online Subscribers at the start of fiscal 2014 versus the start of fiscal 2013 which drove higher Online Paid Weeks in the year as compared to the prior year. This increase in Online Subscription Revenues more than offset a lower number of Incoming Active Meeting Subscribers and recruitment softness in the meetings business, particularly in Germany, in fiscal 2014.

The decline in Continental Europe product sales and other in fiscal 2014 versus the prior year was driven primarily by both a decline in in-meeting product sales and a decline in licensing revenue. In fiscal 2014, in-meeting product sales of $46.3 million decreased by $1.7 million, or 3.6% (4.4% on a constant currency basis), versus the prior year. This decrease resulted primarily from a 5.2% attendance decline in fiscal 2014 as compared to the prior year. In fiscal 2014, licensing revenue of $10.1 million declined $2.0 million, or 16.2% (16.3% on a constant currency basis), from $12.1 million in the prior year driven by the timing associated with brand marketing.

Other Performance

The decline in Other revenue in fiscal 2014 versus the prior year was driven by revenue declines in Asia Pacific and with our franchisees, partially offset by the beneficial impact of the consolidation of the Brazil operations. The increase in Other Service Revenues in fiscal 2014 versus the prior year was driven by a 6.2% increase in Other Meeting Paid Weeks. The decline in fiscal 2014 Other Total Paid Weeks versus the prior year was driven by the lower Incoming Active Base at the beginning of fiscal 2014 versus the beginning of fiscal 2013 and higher recruitments as compared to the prior year.

The decline in Other product sales and other in fiscal 2014 versus the prior year was driven primarily by a decline in revenue from our franchisees and to a lesser extent our licensees. Revenues from our franchisees totaled $11.4 million in fiscal 2014, a decline of $4.6 million, or 28.8%, from the prior year, driven in part by the decline in their meetings business performance, similar to that which we experienced in North America, and in the number of franchises resulting from our recent franchise acquisitions. In fiscal 2014, licensing revenue declined in part due to the timing of brand revenue from our licensing partners. In fiscal 2014, in-meeting product sales of $7.4 million decreased by $1.6 million, or 17.5% (14.5% on a constant currency basis), versus the prior year driven by volume declines in Asia Pacific partially offset by the impact of the Brazil acquisition.

RESULTS OF OPERATIONS FOR FISCAL 2013 (52 weeks) COMPARED TO FISCAL 2012 (52 weeks)

The table below sets forth selected financial information for fiscal 2013 from our consolidated statements of net income for fiscal 2013 versus selected financial information for fiscal 2012 from our consolidated statements of net income for fiscal 2012.

Summary of Selected Financial Data

	(In millions, except per share amounts)			% Change
	Fiscal 2013	Fiscal 2012	Increase/ (Decrease)
Revenues, net	$1,724.1	$1,839.4	$(115.3)	(6.3%)
Cost of revenues	723.0	745.6	(22.6)	(3.0%)

Gross profit	1,001.1	1,093.8	(92.7)	(8.5%)
Gross Margin %	58.1%	59.5%
Marketing expenses	295.6	353.7	(58.0)	(16.4%)
Selling, general & administrative expenses	243.6	229.3	14.2	6.2%
Indefinite-lived intangible impairment	1.2	—	1.2	—

Operating income	460.8	510.8	(50.0)	(9.8%)
Operating Income Margin %	26.7%	27.8%
Interest expense	103.1	90.5	12.6	13.9%
Other expense, net	0.6	2.0	(1.4)	(69.7%)
Early extinguishment of debt	21.7	1.3	20.4	—

Income before income taxes	335.4	417.0	(81.6)	(19.6%)
Provision for income taxes	130.6	159.5	(28.9)	(18.1%)

Net income	$204.7	$257.4	$(52.7)	(20.5%)

Weighted average diluted shares outstanding	56.4	60.9	(4.5)	(7.4%)

Diluted EPS	$3.63	$4.23	$(0.60)	(14.1%)

Note: Totals may not sum due to rounding.

Certain results for fiscal 2013 are adjusted to exclude the $21.7 million impact of the early extinguishment of debt charge and the $1.2 million impairment charge for the franchise rights acquired related to our Mexico and Hong Kong operations. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of those components of our selected financial data for the fiscal year ended December 28, 2013 which have been adjusted.

(in millions, except per share amounts)	Income Before Taxes	Net Income Attributable to Company	Diluted EPS
Fiscal 2013	$335.4	$204.7	$3.63
Adjustments to Reported Amounts(1)
Early extinguishment of debt charge(1)	21.7	13.3	0.26
Indefinite-lived intangible impairment(1)	1.2	1.2	0.0

Total Adjustments	22.9	14.5	0.26

Fiscal 2013, as adjusted(1)	$358.2	$219.2	$3.89

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2013 to exclude the impact of the $21.7 million ($13.3 million after tax) early extinguishment of debt charge associated with our previously reported debt refinancing and the impact of the franchise rights acquired impairment charge of $1.2 million related to our Mexico and Hong Kong operations. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for fiscal 2012 are adjusted to exclude the $14.5 million decrease to cost of revenues and the $7.1 million increase to interest expense related to the settlement of the UK self-employment matter. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of those components of our selected financial data for the fiscal year ended December 29, 2012 which have been adjusted.

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin	Interest Expense	Net Income	Diluted EPS
Fiscal 2012	$1,093.8	59.5%	$510.8	27.8%	$90.5	$257.4	$4.23
Adjustments to Reported Amounts(1)
UK self-employment accrual reversal(1)	(14.5)		(14.5)		(7.1)	(4.1)	(0.07)

Total Adjustments	(14.5)		(14.5)		(7.1)	(4.1)	(0.07)

Fiscal 2012, as adjusted(1)	$1,079.3	58.7%	$496.3	27.0%	$83.4	$253.3	$4.16

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2012 to exclude the impact of a $ 14.5 million decrease to cost of revenues and the $7.1 million increase to interest expense related to the settlement of the UK self-employment matter.

See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in fiscal 2013 declined by 6.3% versus fiscal 2012 driven by revenue declines in the meetings business globally, most notably in the North America and the United Kingdom. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in fiscal 2013 declined $22.6 million, or 3.0%, versus the prior year. Excluding the impact of the settlement of the UK self-employment matter, total cost of revenues in fiscal 2013 would have declined $37.1 million, or 4.9%, versus the prior year. Excluding the impact of such settlement, gross profit in fiscal 2013 would have decreased $78.2 million, or 7.2%, from fiscal 2012, and gross margin would have declined 0.6%. Gross margin compression was driven primarily by the gross margin decline in North America and to a lesser extent the United Kingdom. This margin compression was also partially offset by the shift of revenue towards the higher margin Online business. Gross margin decline was driven by fixed cost deleverage, the impact of the US service provider compensation changes, an increase in product discounting globally as well as higher product and freight costs in North America. Price increases taken in some of our markets and reduced cost of meeting materials in North America were partially offsetting.

Marketing

Marketing expenses for fiscal 2013 decreased $58.0 million, or 16.4%, versus fiscal 2012. Excluding the impact of foreign currency, which increased marketing expenses for fiscal 2013 by $0.5 million, marketing expenses were 16.5% lower in fiscal 2013 compared to the prior year. The decline was primarily driven by the absence of a Weight Watchers Online US men’s specific marketing campaign, achieving lower and more efficient digital marketing spend in the United States and lower TV advertising and production costs globally. Marketing expenses as a percentage of revenue were 17.1% in fiscal 2013 as compared to 19.2% in the prior year.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2013 increased $14.2 million, or 6.2%, versus fiscal 2012. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for fiscal 2013 by $0.2 million, fiscal 2013 selling, general and administrative expenses increased by 6.3% versus fiscal 2012. The increase in these expenses was primarily related to higher bonus expenses, investments in technology for the development of our mobile, field systems and customer relationship management platforms in support of our healthcare initiatives, one-time costs associated with the impairment of intangible and long-lived assets, severance, China shutdown costs and costs related to our acquisitions, partially offset by lower stock compensation expense in fiscal 2013. Selling, general and administrative expenses as a percentage of revenue for fiscal 2013 increased to 14.1% from 12.5% for fiscal 2012.

Indefinite-Lived Intangible Impairment

In performing the impairment analysis for the fiscal year ended December 28, 2013, we determined that, based on the fair values calculated, the carrying amounts of the franchise rights acquired related to our Mexico and Hong Kong operations exceeded their respective fair values as of the end of fiscal 2013 and recorded impairment charges of $0.9 million and $0.2 million, respectively.

Operating Income

Operating income for fiscal 2013 decreased $50.0 million, or 9.8%, from fiscal 2012. Excluding the impact of the settlement of the UK self-employment matter, the impairment charge and of foreign currency which negatively impacted operating income for fiscal 2013 by $0.5 million, operating income in fiscal 2013 decreased by $33.8 million, or 6.8%, versus the prior year. This decrease in operating income was primarily the result of lower Meeting Fees in North America in fiscal 2013 versus the prior year that were partially offset by lower marketing expense in North America, primarily from the elimination of inefficient digital advertising and the lack of a men’s campaign in the United States in fiscal 2013. As adjusted for the settlement and the impairment charge, our gross margin in fiscal 2013 would have decreased 0.5%, and operating income margin in fiscal 2013 would have decreased 0.2%, from fiscal 2012. This decline in operating income margin was primarily driven by the decline in gross margin and higher selling, general and administrative expenses, which were partially offset by the absence of a Weight Watchers Online US men’s specific marketing campaign, achieving lower and more efficient digital marketing spend in the United States in fiscal 2013 and lower TV advertising and production costs globally versus fiscal 2012. In fiscal 2013, marketing expenses decreased as a percentage of revenue, but this decrease was slightly offset by the increase in selling, general and administrative expenses as a percentage of revenue, as compared to the prior year.

Interest Expense

Interest expense for fiscal 2013 increased $12.6 million, or 13.9%, from fiscal 2012. Excluding the impact of the settlement of the UK self-employment matter, interest expense for fiscal 2013 increased $19.7 million, or 23.6%, versus the prior year. The increase was primarily driven by an increase in our average debt outstanding and higher interest rates on our debt. Our average debt outstanding increased by $294.4 million to $2,397.3 million in fiscal 2013 from $2,102.9 million in fiscal 2012. The increase in average debt outstanding was driven by the additional borrowings under our Prior WWI Credit Facility in March and April 2012 in connection with our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings (see “—Liquidity and Capital Resources—Stock Transactions”). The effective interest rate on our debt increased by 0.58% to 3.49% in fiscal 2013 from 2.91% in fiscal 2012 as a result of our April 2, 2013 debt refinancing. Interest expense was partially offset by a decrease in the notional value of our interest rate swap, which resulted in a higher effective interest rate of 3.92% in fiscal 2013, as compared to 3.60% in fiscal 2012.

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

Net Income and Earnings Per Share

Net income in fiscal 2013 declined 20.5% versus fiscal 2012. This decline in net income was driven by the decrease in operating income in fiscal 2013 versus the prior year as well as a charge of $21.7 million in early extinguishment of debt, the impairment charge and higher interest expense resulting from our long-term debt refinancing in the second quarter of fiscal 2013. Excluding this early extinguishment of debt charge (after tax) and the impairment charge, net income would have been $219.2 million in fiscal 2013.

EPS in fiscal 2013 decreased $0.60 versus fiscal 2012. Excluding the early extinguishment of debt charge and the impairment charge, EPS would have been $3.89 in fiscal 2013 as compared to $4.23 in the prior year. EPS in fiscal 2013 benefited from our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings as the number of our weighted average diluted shares outstanding for fiscal 2013 decreased to 56.4 million from 60.9 million in the prior year. See “—Liquidity and Capital Resources—Stock Transactions” for a description of the Tender Offer and related share repurchase from Artal Holdings.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for fiscal 2013 and the percentage change in those metrics versus the prior year:

	Fiscal 2013
	GAAP			Constant Currency			Total Paid Weeks	Incoming Active Base	EOP Active Base
(in millions unless otherwise stated)	Service Revenues	Product Sales & Other	Total Revenues	Service Revenues	Product Sales & Other	Total Revenues
								(in thousands)
North America	$968.4	$196.3	$1,164.6	$970.9	$196.5	$1,167.4	140.7	2,355.5	2,066.1
UK	114.9	57.8	172.7	116.7	58.5	175.2	22.3	346.8	297.4
CE	228.1	71.3	299.4	221.4	69.6	290.9	34.6	461.1	528.4
Other(1)	49.4	38.0	87.4	52.3	39.2	91.5	5.0	76.5	71.1

Total	$1,360.8	$363.3	$1,724.1	$1,361.2	$363.8	$1,724.9	202.5	3,239.9	2,962.9

	% Change Fiscal 2013 vs. Fiscal 2012
North America	-6.4%	-12.2%	-7.4%	-6.1%	-12.1%	-7.2%	-6.6%	7.9%	-12.3%
UK	-14.4%	-17.7%	-15.6%	-13.1%	-16.7%	-14.3%	-13.6%	-12.3%	-14.3%
CE	15.1%	-1.7%	10.6%	11.7%	-4.1%	7.5%	19.9%	43.1%	14.6%
Other(1)	-15.7%	-21.0%	-18.1%	-10.8%	-18.5%	-14.3%	-8.1%	-12.4%	-7.1%
Total	-4.5%	-12.3%	-6.3%	-4.5%	-12.2%	-6.2%	-3.9%	8.4%	-8.6%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

	Fiscal 2013
	Meeting Fees		Meeting Paid Weeks	Incoming Active Meeting Subscribers	EOP Active Meeting Subscribers	Online Subscription Revenues		Online Paid Weeks	Incoming Active Online Subscribers	EOP Active Online Subscribers
(in millions unless otherwise stated)	GAAP	Constant Currency				GAAP	Constant Currency
				(in thousands)					(in thousands)
North America	$595.1	$596.6	59.7	944.1	833.2	$373.3	$374.3	81.0	1,411.4	1,232.9
UK	85.2	86.5	13.7	204.0	166.0	29.7	30.1	8.6	142.8	131.4
CE	137.3	133.4	13.2	185.3	183.6	90.8	87.9	21.4	275.8	344.8
Other(1)	34.0	35.7	2.5	35.1	33.9	15.4	16.5	2.4	41.3	37.1

Total	$851.6	$852.3	89.1	1,368.6	1,216.7	$509.1	$508.9	113.4	1,871.4	1,746.2

	% Change Fiscal 2013 vs. Fiscal 2012
North America	-8.9%	-8.7%	-9.4%	-0.3%	-11.7%	-1.9%	-1.7%	-4.4%	14.2%	-12.6%
UK	-18.4%	-17.1%	-19.2%	-17.5%	-18.7%	-0.5%	1.0%	-2.8%	-3.6%	-8.0%
CE	1.0%	-1.8%	-1.5%	11.8%	-0.9%	45.9%	41.3%	38.4%	76.2%	25.0%
Other(1)	-17.4%	-13.2%	-12.0%	-16.6%	-3.4%	-11.5%	-5.1%	-3.6%	-8.6%	-10.2%
Total	-8.9%	-8.8%	-10.1%	-2.4%	-11.1%	3.9%	3.8%	1.7%	18.0%	-6.7%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

North America Performance

The decline in North America revenues in fiscal 2013 versus the prior year was driven by declining North America Service Revenues arising primarily from lower Meeting Fees. The decline in North America Total Paid Weeks primarily resulted from the decline in Meeting Paid Weeks. The decline in Meeting Paid Weeks resulted from the lower number of Incoming Active Meeting Subscribers at the beginning of fiscal 2013 versus the beginning of fiscal 2012 as well as by lower recruitments in fiscal 2013 versus the prior year. Lower recruitments in the United States in fiscal 2013 were driven by difficulty in attracting members into our brand. Although we introduced our new Weight Watchers 360° plan in December 2012, this new program was not as effective in driving consumer trial as our PointsPlus innovation. Partially offsetting the decline in North America Meeting Fees was a 0.6% increase in Meeting Fees per Paid Week in fiscal 2013 as compared to the prior year. This increase in Meeting Fees per Paid Week was driven in part by a 2011 US price increase for new members, the impact of which was more significant in fiscal 2013 due to the cycling of new members paying this higher price throughout 2012. In addition, this increase in Meeting Fees per Paid Week was driven by a discounted offer in the United States in the Spring of fiscal 2012 that was not repeated until the Fall of fiscal 2013, and was less impactful in fiscal 2013.

Although Online Paid Weeks benefited from entering the year with a higher number of Incoming Active Online Subscribers at the start of fiscal 2013 as compared to the start of fiscal 2012, lower recruitments impacted by increasing consumer trial of activity monitors and free apps during the year resulted in a decline in Online Paid Weeks.

The decline in North America product sales and other in fiscal 2013 was driven primarily by a decline in in-meeting product sales. In fiscal 2013, in-meeting product sales of $119.1 million decreased by $26.8 million, or 18.4%, versus the prior year. This decrease resulted primarily from a 14.7% attendance decline in fiscal 2013 as compared to the prior year. In-meeting product sales per attendee decreased by 4.3% in fiscal 2013 versus the prior year driven primarily by sales declines in consumables, enrollment products and electronics which more than offset strong sales of the new ActiveLink product, which was first introduced in the third quarter of fiscal 2012. Recruitment weakness in North America in fiscal 2013 also contributed to these sales declines. Licensing revenue of $38.6 million increased $1.9 million, or 5.3%, from $36.7 million in the prior year.

The Company completed seven franchise acquisitions in North America in fiscal 2013 as compared to three franchise acquisitions in the second half of fiscal 2012. Franchise acquisitions benefited North America Meeting Fees by 2.2% and North America Meeting Paid Weeks by 1.7% in fiscal 2013, but had a de minimis impact on North America Meeting Fees and volumes in fiscal 2012.

United Kingdom Performance

The decline in UK revenues in fiscal 2013 versus the prior year was driven primarily by declining UK Service Revenues arising primarily from lower Total Paid Weeks versus the prior year. Total Paid Weeks performance in fiscal 2013 was driven by the lower Incoming Active Base at the beginning of fiscal 2013 versus the beginning of fiscal 2012 coupled with lower recruitments in fiscal 2013 as compared to the prior year. In fiscal 2013, local competition from another meetings business in the United Kingdom primarily drove the decline in meeting recruitments. Partially offsetting the decline in UK Meeting Fees was an increase in Meeting Fees per Paid Week of 1.0%, or 2.6% on a constant currency basis, versus the prior year. This increase in Meeting Fees per Paid Week was driven primarily by a UK price increase in the third quarter of fiscal 2012 for all members. UK attendance decreased by 22.7% in fiscal 2013 versus the prior year.

The decline in UK product sales and other in fiscal 2013 versus the prior year was driven primarily by a decline in in-meeting product sales. In fiscal 2013, in-meeting product sales of $35.9 million decreased by $10.7 million, or 22.9%, versus the prior year. This decrease resulted primarily from a 22.7% attendance decline in fiscal 2013 as compared to the prior year. Licensing revenue in fiscal 2013 declined versus the prior year.

Continental Europe Performance

Revenues in Continental Europe in fiscal 2013 increased versus the prior year, and increased by 7.5% when excluding the impact of foreign currency, driven primarily by an increase in Service Revenues partially offset by the decline in product sales and other. The increase in Continental Europe Service Revenues was driven primarily by an increase in Online Paid Weeks partially offset by a decline in Meeting Paid Weeks versus the prior year. Total Paid Weeks performance in fiscal 2013 was driven by the higher Incoming Active Base at the beginning of fiscal 2013 versus the beginning of fiscal 2012, however, recruitments in the Online business benefited from effective marketing campaigns early in the year, particularly in Germany, while recruitments in the meetings business were weak as a result of cycling against the successful launch of new program and new advertising campaigns in the prior year.

The decline in Continental Europe product sales and other in fiscal 2013 versus the prior year was driven primarily by a decline in in-meeting product sales. In fiscal 2013, in-meeting product sales of $48.0 million decreased by $1.0 million, or 2.1% (4.5% on a constant currency basis), versus the prior year. This decrease resulted primarily from an 8.1% attendance decline in fiscal 2013 as compared to the prior year. Licensing revenue increased in fiscal 2013 versus the prior year.

Other Performance

The decline in Other revenues in fiscal 2013 versus the prior year was driven primarily by a decrease in Other Meeting Paid Weeks and to a lesser extent by a decline in Other Online Paid Weeks versus the prior year. Other Total Paid Weeks performance in fiscal 2013 was driven by the lower Incoming Active Base at the beginning of fiscal 2013 versus the beginning of fiscal 2012.

Other Product sales and other for fiscal 2013 declined 21.0%, or 18.5% on a constant currency basis, versus the prior year driven primarily by a decline in revenue from our franchisees and to a lesser extent our licensees. In fiscal 2013, in-meeting product sales of $8.9 million decreased by $2.7 million, or 23.5% (19.9% on a constant currency basis), versus the prior year driven by volume declines in Asia Pacific. In fiscal 2013, licensing revenue declined versus the prior year.

Revenues from our franchisees totaled $16.1 million in fiscal 2013, a decline of $8.7 million, or 35.1%, from $24.8 million in the prior year, driven in part by the decline in the meetings business performance, similar to that which we experienced in North America, and in the reduction in the number of franchises resulting from our 2012 and 2013 acquisitions.

Liquidity and Capital Resources

Cash flows provided by operating activities have historically supplied us with a significant source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global initiatives, pay down debt and opportunistically engage in selective acquisitions. On October 30, 2013, we announced that we suspended our quarterly cash dividend, as described below (see “—Dividends”). We believe that cash generated by our $1.2 billion revenue forecast, our cost-savings plan and our cash on hand of $301.2 million will provide us with sufficient liquidity to meet our April 2016 debt maturity obligation of $291 million. We also have the ability to access the unused portion of our revolving credit facility of $48.2 million and, if necessary, to delay investments or reduce marketing spend. However, there can be no assurance that we will meet this obligation.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of the Company’s balance sheet working capital for the fiscal years ended:

	January 3, 2015	December 28, 2013	Increase/ (Decrease)
		(in millions)
Total current assets	$427.7	$315.7	$112.0
Total current liabilities	377.0	345.8	31.2

Working capital surplus (deficit)	50.7	(30.1)	(80.8)
Cash and cash equivalents	301.2	174.6	126.7
Current portion of long-term debt	24.0	30.0	(6.0)

Working capital deficit, excluding change in cash and cash equivalents and current portion of long-term debt	$(226.5)	$(174.7)	$51.8

We generally operate with negative working capital that is driven in part by our commitment and subscription plans which are our primary payment method. These plans require members and subscribers to pay us for meetings and Online subscription products, respectively, before we pay for our obligations in the normal course of business. These prepayments are recorded as a current liability on our balance sheet which has resulted in, and in certain circumstances has helped drive, negative working capital. This core characteristic of our business model is expected to continue. In years when revenues decline, the impact of this characteristic of our business model is not as pronounced and may be diminished by timing issues with our operational working capital accounts.

Despite our history of negative working capital, as of the end of fiscal 2014, our working capital shifted to a surplus. This shift was primarily driven by the lack of any meaningful debt maturities in fiscal 2013 or fiscal 2014 due to the refinancing of our credit facilities in March 2013, which resulted in a build-up of cash on our balance sheet at the end of fiscal 2013 and fiscal 2014. Including changes in cash and cash equivalents and the current portion of long-term debt, our working capital deficit decreased $80.8 million to a $50.7 million working capital surplus at January 3, 2015 from a $30.1 million working capital deficit at December 28, 2013. After making scheduled debt repayments of $30 million in fiscal 2014, the current portion of our long-term debt decreased to $24.0 million versus the end of fiscal 2013 as described below (see “—Long-Term Debt”).

Excluding the changes in cash and cash equivalents and current portion of long-term debt from both periods, the working capital deficit at January 3, 2015 increased by $51.8 million to $226.5 million from $174.7 million at December 28, 2013. The primary factor contributing to this increase in our working capital deficit was a $34.8 million increase in the derivative payable.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the fiscal years ended:

	January 3, 2015	December 28, 2013	December 29, 2012
		(in millions)
Net cash provided by operating activities	$231.6	$323.5	$336.7
Net cash used in investing activities	$(69.0)	$(145.3)	$(109.5)
Net cash used in financing activities	$(29.4)	$(74.4)	$(211.1)

Operating Activities

Fiscal 2014

Cash flows provided by operating activities of $231.6 million for fiscal 2014 decreased by $91.9 million from $323.5 million in fiscal 2013. The decrease in cash provided by operating activities was primarily the result of $106.1 million of lower net income in fiscal 2014 as compared to the prior year.

Fiscal 2013

Cash flows provided by operating activities of $323.5 million for fiscal 2013 decreased by $13.2 million from $336.7 million in fiscal 2012. The decrease in cash provided by operating activities was primarily the result of lower net income in fiscal 2013 as compared to the prior year offset by the add back of the non-cash early extinguishment of debt charge and the intangible and long-lived asset impairment charges in fiscal 2013 as well as a payment to HMRC in fiscal 2012 in connection with the previously reported UK self-employment liability.

Investing Activities

Fiscal 2014

Net cash used for investing activities totaled $69.0 million in fiscal 2014, a decrease of $76.4 million as compared to fiscal 2013. This decrease was primarily attributable to the lower aggregate investment in acquisitions in fiscal 2014 versus the prior year. For additional information on our acquisitions, see “Item 6. Selected Financial Data”. In addition, in fiscal 2014, although we invested in technology and operating infrastructure, as well as healthcare initiatives, we incurred lower capital expenditures as compared to fiscal 2013 which had expenditures in connection with the move of our headquarters and our previously disclosed retail initiative to upgrade our meetings centers.

Fiscal 2013

Net cash used for investing activities totaled $145.3 million in fiscal 2013, an increase of $35.9 million as compared to fiscal 2012. This increase was primarily attributable to the $83.8 million aggregate purchase price paid for franchise acquisitions completed in fiscal 2013. In fiscal 2013, we acquired substantially all of the assets of the following franchisees: Weight Watchers of Alberta Ltd. and Weight Watchers of Saskatchewan Ltd. for an aggregate purchase price of $35.0 million, Weight Watchers of West Virginia, Inc. for a net purchase price of $16.0 million, Weight Watchers of Columbus, Inc. for a net purchase price of $23.3 million, Weight Watchers of Northern Nevada, Inc. for a net purchase price of $4.0 million, Weight Watchers of Manitoba Ltd. for a net purchase price of $5.2 million, and Weight Watchers of Franklin and St. Lawrence Counties Inc. for a net purchase price of $0.3 million. In addition, we incurred capital expenditures in connection with the move of our headquarters, our retail initiative and capitalized software expenditures to support our customer relationship management platform and other global systems initiatives.

Financing Activities

Fiscal 2014

Net cash used for financing activities totaled $29.4 million in fiscal 2014, primarily due to term loan payments under the WWI Credit Facility of $30.0 million.

Fiscal 2013

Net cash used for financing activities totaled $74.4 million in fiscal 2013 and included $44.8 million of deferred financing fees in connection with our April 2013 debt refinancing. Additionally, term loan payments under our then-existing credit facility of $2.41 billion were offset by new borrowings of $2.40 billion in connection with our April 2013 debt refinancing. In addition, we paid $29.6 million of dividends to our shareholders which offset $18.3 million in proceeds from stock options exercised and the tax benefit thereon in fiscal 2013.

Fiscal 2012

Net cash used for financing activities totaled $211.1 million in fiscal 2012 and included proceeds from new term loans under our then-existing credit facilities of $1.45 billion and additional revolver borrowings of $30.0 million which were used to finance stock repurchases of $1.5 billion and deferred financing costs of $26.2 million in connection with the Tender Offer and related Artal Holdings share repurchase. See “—Stock Transactions” for a description of the Tender Offer and the related Artal Holdings share repurchase. In addition, we paid $52.0 million of dividends to our shareholders and received $12.7 million in proceeds from stock options exercised in fiscal 2012.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations (and interest rates, exclusive of the impact of swaps) at January 3, 2015:

Long-Term Debt

At January 3, 2015

(Balances in millions)

	Balance	Alternative Base Rate or LIBOR	Applicable Margin	Interest Rate
Revolving Facility due April 2, 2018	$—	0.000%	0.000%	0.000%
Tranche B-1 Term Facility due April 2, 2016	294.8	0.160%	3.000%	3.160%
Tranche B-2 Term Facility due April 2, 2020	2,063.2	0.750%	3.250%	4.000%

Total Debt	2,358.0
Less Current Portion	24.0

Total Long-Term Debt	$2,334.0

On April 2, 2013, we refinanced our credit facilities pursuant to a new Credit Agreement, or as amended, supplemented or otherwise modified, the Credit Agreement, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, The Bank of Nova Scotia, as revolving agent, swingline lender and an issuing bank, and the other parties thereto. The Credit Agreement provides for (a) a revolving credit facility (including swing line loans and letters of credit) in an initial aggregate principal amount of $250.0 million that will mature on April 2, 2018, or the Revolving Facility, (b) an initial term B-1 loan credit facility in an aggregate principal amount of $300.0 million that will mature on April 2, 2016, or Tranche B-1 Term Facility, and (c) an initial term B-2 loan credit facility in an aggregate principal amount of $2,100.0 million that will mature on April 2, 2020, or Tranche B-2 Term Facility. We refer herein to the Tranche B-1 Term Facility together with the Tranche B-2 Term Facility as the Term Facilities, and the Term Facilities and Revolving Facility collectively as the WWI Credit Facility. In connection with this refinancing, we used the proceeds from borrowings under the Term Facilities to pay off a total of $2,399.9 million of outstanding loans, consisting of $128.8 million of Term B Loans, $110.6 million of Term C Loans, $117.6 million of Term D Loans, $1,125.0 million of Term E Loans, $817.9 million of Term F Loans, $21.2 million of loans under the

Revolver A-1 and $78.8 million of loans under the Revolver A-2 (each as defined hereafter). Following the refinancing of a total of $2,399.9 million of loans, at April 2, 2013, we had $2,400.0 million debt outstanding under the Term Facilities and $248.8 million of availability under the Revolving Facility. We incurred fees of $44.8 million during the second quarter of fiscal 2013 in connection with this refinancing. In the second quarter of fiscal 2013, we wrote-off fees associated with this refinancing which resulted in our recording a charge of $21.7 million in early extinguishment of debt.

On September 26, 2014, we entered into an agreement with certain lenders amending the Credit Agreement that, among other things, eliminated the Financial Covenant (as defined in the Credit Agreement) with respect to the Revolving Facility. In connection with this amendment, we wrote-off deferred financing fees of approximately $1.6 million in the third quarter of fiscal 2014. Concurrently with and in order to effect this amendment, we reduced the amount of the Revolving Facility from $250.0 million to $50.0 million.

At January 3, 2015, we had $2,358.0 million outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under the Revolving Facility. In addition, at January 3, 2015, the Revolving Facility had $1.8 million in issued but undrawn letters of credit outstanding thereunder and $48.2 million in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

At the end of fiscal 2014, fiscal 2013 and fiscal 2012, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 3.90%, 3.65% and 3.00% per annum at the end of fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The average interest rate on our debt, including the impact of swaps, was approximately 4.93%, 4.08% and 3.50% per annum at the end of fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Borrowings under the Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event we receive a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon our Consolidated Leverage Ratio (as defined in the Credit Agreement). At January 3, 2015, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on our Consolidated Leverage Ratio as of January 3, 2015, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.50% or base rate plus an applicable margin of 1.50%.

On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate, but in no event exceed 0.50% per annum, depending upon our Consolidated Leverage Ratio. At our Consolidated Leverage Ratio of 5.53:1.00 as of January 3, 2015, the commitment fee was 0.50% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

The Credit Agreement contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility does not require us to meet any financial maintenance covenants and is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets secure the WWI Credit Facility.

During the first quarter of fiscal 2012, the composition of our Prior WWI Credit Facility changed as a result of our amending and restating our Prior WWI Credit Facility to, among other things, extend the maturity of certain of our term loan facilities and our revolving credit facility and to obtain new commitments for the borrowing of an additional $1,449.4 million of term loans to finance the purchases of shares of our common stock in the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement.

Immediately prior to the amendment of our Prior WWI Credit Facility, the term loan facilities consisted of a tranche A-1 loan, or Term A-1 Loan, a tranche B loan, or Term B Loan, a tranche C loan, or Term C Loan, and a tranche D loan, or Term D Loan, and a revolving credit facility, or Revolver A-1. The aggregate principal amount then outstanding under (i) the Term A-1 Loan was $128.6 million, (ii) the Term B Loan was $237.5 million, (iii) the Term C Loan was $420.4 million and (iv) the Term D Loan was $238.2 million. Immediately prior to the amendment of our Prior WWI Credit Facility, the Revolver A-1 had no loans outstanding under it, $1.0 million of issued but undrawn letters of credit and $331.6 million in available unused commitments thereunder.

Following the amendment of our Prior WWI Credit Facility on March 15, 2012, (i) $33.1 million in aggregate principal amount of the Term A-1 Loan and $301.8 million in aggregate principal amount of the Term C Loan were converted into, and $849.4 million in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche E loan, or Term E Loan, (ii) $107.0 million in aggregate principal amount of the Term B Loan and $119.1 million in aggregate principal amount of the Term D Loan were converted into, and $600.0 million in aggregate principal amount of commitments to borrow new term loans were provided under, a new tranche F loan, or Term F Loan, and (iii) $262.0 million in aggregate principal amount of commitments under the Revolver A-1 were converted into a new revolving credit facility, or Revolver A-2. The loans outstanding under each term loan facility existing prior to the amendment of our Prior WWI Credit Facility and the loans and commitments outstanding under the Revolver A-1, in each case that were not converted into the Term E Loan, the Term F Loan or the Revolver A-2, as applicable, continued to remain outstanding under our Prior WWI Credit Facility as the Term A-1 Loan, the Term B Loan, the Term C Loan, the Term D Loan or the Revolver A-1, as applicable. In connection with this amendment, we incurred fees of approximately $26.2 million in the first quarter of fiscal 2012. On March 27, 2012, we borrowed an aggregate of $726.0 million under the Term E Loan and the Term F Loan to finance the purchase of shares in the Tender Offer and to pay a portion of the related fees and expenses. On April 9, 2012, we borrowed an aggregate of approximately $723.4 million under the Term E Loan to finance the purchase of shares from Artal Holdings.

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

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the WWI Credit Facility agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if the Consolidated Leverage Ratio is greater than 3.25:1. As of January 3, 2015, our Consolidated Leverage Ratio was greater than 3.25:1 and we expect that it will remain above 3.25:1 for the foreseeable future.

Contractual Obligations

We are obligated under non-cancelable agreements primarily for office and rent facilities operating leases. Consolidated rent expense charged to operations under all our leases for fiscal 2014 was approximately $44.2 million.

The following table summarizes our future contractual obligations as of the end of fiscal 2014:

	Total	Payment Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Long-Term Debt(1)
Principal	$2,358.0	$24.0	$328.5	$42.0	$1,963.5
Interest	462.5	94.5	167.9	161.2	38.9
Operating leases and non-cancelable agreements	238.0	41.6	60.7	33.0	102.7
Other long-term obligations(2)	11.0	0.7	0.8	0.6	8.9

Total	$3,069.5	$160.8	$557.9	$236.8	$2,114.0

(1)	Due to the fact that all of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2014 remains constant for all periods presented.
(2)	“Other long-term obligations” primarily consist of deferred rent costs. The provision for income tax contingencies included in other long-term liabilities on the consolidated balance sheet is not included in the table above due to the fact that the Company is unable to estimate the timing of payment for this liability.

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate. We believe that cash flows from operating activities, together with borrowings available under our Revolver, will provide sufficient liquidity for the next 12 months to fund currently anticipated capital expenditure and working capital requirements, as well as debt service requirements, including meeting our April 2016 debt maturity obligation.

Franchise Acquisitions

Although we did not acquire any franchises in fiscal 2014, in fiscal 2012 and fiscal 2013, we made the following franchise acquisitions:

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

Acquisition of Additional Equity Interest in Brazil

Prior to March 12, 2014, we had owned 35% of VPM, a Brazilian limited liability partnership. On March 12, 2014, we acquired an additional 45% equity interest in VPM for a net purchase price of $14.2 million.

Acquisition of Wello

On April 16, 2014, we acquired Knowplicity, Inc., d/b/a Wello, an online fitness and personal training company for a net purchase price of $9.0 million. Payment was in the form of stock issued of $4.2 million and cash of $4.8 million.

Stock Transactions

On October 9, 2003, our Board of Directors authorized and we announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized and we announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the twelve months ended January 3, 2015, December 28, 2013 and December 29, 2012, the Company repurchased no shares of its common stock in the open market under this program. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement, as discussed further below, was not made pursuant to the repurchase program.

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

The Tender Offer expired at midnight, New York time, on March 22, 2012, and on March 28, 2012 we repurchased approximately 8.8 million shares at a purchase price of $82.00 per share. On April 9, 2012, we repurchased approximately 9.5 million of Artal Holdings’ shares at a purchase price of $82.00 per share pursuant to the Purchase Agreement. In March 2012, we amended and extended our then-existing credit facilities to finance these repurchases. See “—Long-Term Debt”.

For information regarding restrictions on our ability to repurchase shares of our common stock, see “— Dividends”.

Factors Affecting Future Liquidity

Any future acquisitions, joint ventures or other similar transactions could require additional capital and we cannot be certain that any additional capital will be available on acceptable terms or at all. Our ability to fund our capital expenditure requirements, interest, principal and dividend payment obligations and working capital requirements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

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

Seasonality

Our business is seasonal due to the importance of the winter diet season to our overall recruitment environment. Our advertising schedule generally supports the three key recruitment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks relating to interest rate changes and foreign currency fluctuations. All of our market risk sensitive instruments were entered into for purposes other than trading. The Company’s exposure to market risk as of the end of fiscal 2014 is described below.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt, in particular changes in LIBOR or the base rates which are used to determine the applicable interest rates for borrowings under the WWI Credit Facility. As of the end of fiscal 2014, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%, and we had no borrowings under the Revolving Facility. As of the end of fiscal 2014, we had in effect an interest rate swap with a notional amount totaling $1.5 billion to hedge a portion of our variable rate debt. As of such date, we had $2,358.0 million of variable rate debt, of which $0.858 million remained unhedged.

In January 2009, the Company entered into a forward-starting interest rate swap which had an effective date of January 4, 2010 and a termination date of January 27, 2014. From December 29, 2012 through April 1, 2013, this swap had qualified for hedge accounting, and therefore changes in the fair value of this derivative were recorded in accumulated other comprehensive income (loss). Effective April 2, 2013, due to the Company’s debt refinancing, the Company ceased the application of hedge accounting for this swap. Accordingly, changes in the fair value of this swap were recorded in earnings subsequent to April 2, 2013 and were immaterial for fiscal 2014.

On July 26, 2013, in order to hedge an additional portion of its variable rate debt, the Company entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap was $1.5 billion. During the term of this swap, the notional amount will decrease from $1.5 billion effective March 31, 2014 to $1.25 billion on April 3, 2017 with a further reduction to $1.0 billion on April 1, 2019. This interest rate swap effectively fixes the variable interest rate on the notional amount of this swap at 2.38%. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive income (loss).

At the end of fiscal 2014, borrowings under (a) the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and (b) the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. For the Tranche B-2 Term Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the B-2 LIBOR Floor.

In addition, at the end of fiscal 2014, our interest rate swap in effect had a notional amount of $1.5 billion. Accordingly, as of the end of fiscal 2014, based on the amount of variable rate debt including the impact of the interest rate swap and the B-2 LIBOR Floor, a hypothetical 50 basis point increase in interest rates would increase annual interest expense by approximately $1.53 million and a hypothetical 50 basis point decrease in interest rates would decrease annual interest expense by approximately $0.47 million. This increase or decrease is primarily driven by our Tranche B-1 Term Facility which had no interest rate swap associated with it and was not subject to the B-2 LIBOR Floor. At the end of fiscal 2013, the then-existing interest rate swap had a notional value of $466.3 million. Given the higher notional amount of $1.5 billion of the interest rate swap in existence at the end of fiscal 2014 as compared to the end of fiscal 2013, the market risk exposure from the end of fiscal 2013 decreased accordingly.

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

This information is incorporated by reference to our consolidated financial statements on pages F-1 through F-36 and our financial statement schedule on page S-1, including the report thereon of PricewaterhouseCoopers LLP on page F-2.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2015, the end of fiscal 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, concluded that, as of January 3, 2015, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 3, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 to our consolidated financial statements.

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

Information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) the information regarding our directors and executive officers called for by Items 401(a), (b) and (e) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K; (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below and (iii) the information regarding our Code of Business Conduct and Ethics called for by Item 406 of Regulation S-K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of January 3, 2015:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3) (c)
Equity compensation plans approved by security holders	4,088,151	$24.42	2,451,603
Equity compensation plans not approved by security holders	—	—	—

Total	4,088,151	$24.42	2,451,603

(1)	Consists of 3,249,901shares of our common stock issuable upon the exercise of outstanding options awarded under our 2014 Stock Incentive Plan, or 2014 Plan, our 2008 Stock Incentive Plan, or 2008 Plan, our 2004 Stock Incentive Plan, or 2004 Plan, and our 1999 Stock Purchase and Option Plan, or 1999 Plan, and 838,250 shares of our common stock issuable upon the vesting of restricted stock units awarded under our 2014 Plan, 2008 Plan and 2004 Plan.
(2)	Includes weighted average exercise price of outstanding stock options of $30.72 and restricted stock units of $0.
(3)	Consists of shares of our common stock issuable under our 2014 Plan pursuant to various awards the Compensation and Benefits Committee may make, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, restricted stock and other equity-based awards. Our 1999 Plan terminated on December 16, 2009 pursuant to its terms and in connection with such termination no additional securities can be issued under the plan. In connection with the approval of our 2014 Plan on May 6, 2014, the 2014 Plan replaced the 2004 Plan and the 2008 Plan with respect to prospective equity grants.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Weight Watchers International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of Weight Watchers International, Inc. and its subsidiaries (the “Company”) at January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 4, 2015

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	January 3, 2015	December 28, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$301,212	$174,557
Receivables (net of allowances: January 3, 2015—$3,287 and December 28, 2013—$3,477)	31,960	36,248
Inventories	32,382	40,939
Deferred income taxes	23,744	24,457
Prepaid expenses and other current assets	38,430	39,524

TOTAL CURRENT ASSETS	427,728	315,725
Property and equipment, net	74,650	87,052
Franchise rights acquired	799,795	836,835
Goodwill	106,820	79,294
Trademarks and other intangible assets, net	68,115	45,297
Deferred financing costs, net	32,742	42,046
Other noncurrent assets	5,337	2,682

TOTAL ASSETS	$1,515,187	$1,408,931

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$24,000	$30,000
Accounts payable	54,474	45,496
Salaries and wages payable	64,785	65,810
Accrued marketing and advertising	20,540	15,509
Accrued interest	22,965	22,776
Other accrued liabilities	81,653	82,321
Derivative payable	42,423	7,578
Deferred revenue	66,190	76,330

TOTAL CURRENT LIABILITIES	377,030	345,820
Long-term debt	2,334,000	2,358,000
Deferred income taxes	171,529	164,064
Other	16,883	15,669

TOTAL LIABILITIES	2,899,442	2,883,553
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	5,553	0
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 112,195 shares issued at January 3, 2015 and 111,988 shares issued at December 28, 2013	0	0
Treasury stock, at cost, 55,485 shares at January 3, 2015 and 55,562 shares at December 28, 2013	(3,253,597)	(3,256,406)
Retained earnings	1,883,349	1,773,267
Accumulated other comprehensive (loss) income	(19,560)	8,517

TOTAL DEFICIT	(1,389,808)	(1,474,622)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,515,187	$1,408,931

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	January 3, 2015	December 28, 2013	December 29, 2012
	(53 weeks)	(52 weeks)	(52 weeks)
Service Revenues, net	$1,181,945	$1,360,761	$1,425,065
Product sales and other, net	297,971	363,362	414,367

Revenues, net	1,479,916	1,724,123	1,839,432

Cost of services	535,320	558,451	559,325
Cost of product sales and other	142,045	164,560	186,289

Cost of revenues	677,365	723,011	745,614

Gross profit	802,551	1,001,112	1,093,818
Marketing expenses	262,258	295,628	353,673
Selling, general and administrative expenses	240,979	243,561	229,340
Indefinite-lived intangible impairments	26,057	1,166	0

Operating income	273,257	460,757	510,805
Interest expense	122,984	103,108	90,537
Other expense, net	3,206	599	1,979
Gain on Brazil acquisition	(10,540)	0	0
Early extinguishment of debt	0	21,685	1,328

Income before income taxes	157,607	335,365	416,961
Provision for income taxes	59,014	130,640	159,535

Net income	98,593	204,725	257,426
Net loss attributable to the noncontrolling interest	54	0	0

Net income attributable to Weight Watchers International, Inc.	$98,647	$204,725	$257,426

Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$1.74	$3.65	$4.27

Diluted	$1.74	$3.63	$4.23

Weighted average common shares outstanding
Basic	56,607	56,144	60,294

Diluted	56,705	56,394	60,923

Dividends declared per common share	$0.00	$0.53	$0.70

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	January 3, 2015	December 28, 2013	December 29, 2012
	(53 weeks)	(52 weeks)	(52 weeks)
Net income	$98,593	$204,725	$257,426
Other comprehensive loss:
Foreign currency translation adjustments	(18,528)	(10,363)	763
Income tax effect on foreign currency translation adjustments	7,226	4,022	(225)

Foreign currency translation adjustments, net of taxes	(11,302)	(6,341)	538

Changes in (loss) gain on derivatives	(28,283)	3,277	11,016
Income tax effect on changes in gain (loss) on derivatives	11,030	(1,278)	(4,296)

Changes in (loss) gain on derivatives, net of taxes	(17,253)	1,999	6,720

Total other comprehensive (loss) income	(28,555)	(4,342)	7,258

Comprehensive income	70,038	200,383	264,684
Less: Net loss attributable to the noncontrolling interest	54	0	0
Less: Foreign currency translation adjustments, net of taxes attributable to the noncontrolling interest	478	0	0

Comprehensive loss attributable to the noncontrolling interest	532	0	0

Comprehensive income attributable to Weight Watchers International, Inc.	$70,570	$200,383	$264,684

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

	Redeemable Noncontrolling Interest	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income (Loss )	Retained Earnings
		Shares	Amount	Shares	Amount			Total
Balance at December 31, 2011	$0	111,988	$0	38,390	$(1,793,983)	$5,601	$1,378,616	$(409,766)
Comprehensive Income	0					7,258	257,426	264,684
Issuance of treasury stock under stock plans				(435)	16,341		(5,678)	10,663
Tax benefit of restricted stock units vested and stock options exercised							3,408	3,408
Cash dividends declared							(39,104)	(39,104)
Purchase of treasury stock				18,279	(1,498,902)			(1,498,902)
Tender Offer fees					(5,287)			(5,287)
Compensation expense on share-based awards							8,845	8,845

Balance at December 29, 2012	$0	111,988	$0	56,234	$(3,281,831)	$12,859	$1,603,513	$(1,665,459)

Comprehensive Income	0					(4,342)	204,725	200,383
Issuance of treasury stock under stock plans				(672)	25,425		(10,304)	15,121
Tax benefit of restricted stock units vested and stock options exercised							537	537
Cash dividends declared							(29,459)	(29,459)
Compensation expense on share-based awards							4,255	4,255

Balance at December 28, 2013	$0	111,988	$0	55,562	$(3,256,406)	$8,517	$1,773,267	$(1,474,622)

Comprehensive Income	(532)					(28,077)	98,647	70,570
Issuance of treasury stock under stock plans				(77)	2,809		(2,559)	250
Tax benefit of restricted stock units vested and stock options exercised							(788)	(788)
Cash dividends							42	42
Compensation expense on share-based awards							10,533	10,533
Acquisition of Wello		207					4,207	4,207
Acquisition of Additional Equity Interest in Brazil	6,157
Distribution to noncontrolling interest	(75)
Other	3

Balance at January 3, 2015	$5,553	112,195	$0	55,485	$(3,253,597)	$(19,560)	$1,883,349	$(1,389,808)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	January 3, 2015	December 28, 2013	December 29, 2012
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Operating activities:
Net income	$98,593	$204,725	$257,426
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	49,234	44,904	36,640
Amortization of deferred financing costs	9,305	7,672	7,070
Impairment of intangible and long-lived assets	26,709	5,426	0
Share-based compensation expense	10,533	4,255	8,845
Deferred tax provision	22,182	35,380	26,765
Allowance for doubtful accounts	99	596	(1,067)
Reserve for inventory obsolescence	11,822	9,580	10,491
Foreign currency exchange rate loss / (gain)	2,984	659	(722)
Gain on Brazil acquisition	(10,540)	0	0
Loss on disposal of assets	171	1,417	590
Loss on investment	0	0	2,697
Early extinguishment of debt	0	21,685	1,328
Other items, net	(184)	0	0
Changes in cash due to:
Receivables	3,777	345	5,870
Inventories	(3,218)	(2,226)	(1,341)
Prepaid expenses	(722)	1,037	(639)
Accounts payable	9,870	(3,607)	(11,794)
UK self-employment liability	0	(7,272)	(37,441)
Accrued liabilities	10,361	4,988	28,042
Deferred revenue	(7,915)	(10,521)	1,539
Income taxes	(1,442)	4,473	2,408

Cash provided by operating activities	231,619	323,516	336,707

Investing activities:
Capital expenditures	(9,097)	(40,657)	(48,807)
Capitalized software expenditures	(42,589)	(21,277)	(29,926)
Cash paid for acquisitions	(16,678)	(83,825)	(30,400)
Other items, net	(628)	411	(323)

Cash used for investing activities	(68,992)	(145,348)	(109,456)

Financing activities:
Proceeds from new term loans	0	2,400,000	1,449,397
Net borrowings/(payments) on revolver	0	70,000	30,000
Payments on long-term debt	(30,000)	(2,488,364)	(124,833)
Payment of dividends	(80)	(29,571)	(51,961)
Payments to acquire treasury stock	0	0	(1,504,189)
Deferred financing costs	0	(44,817)	(26,248)
Proceeds from stock options exercised	658	16,187	12,688
Tax benefit of restricted stock units vested and stock options exercised	1	2,132	4,026

Cash used for financing activities	(29,421)	(74,433)	(211,120)

Effect of exchange rate changes on cash and cash equivalents and other	(6,551)	607	885

Net increase in cash and cash equivalents	126,655	104,342	17,016
Cash and cash equivalents, beginning of fiscal year	174,557	70,215	53,199

Cash and cash equivalents, end of fiscal year	$301,212	$174,557	$70,215

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and all of its subsidiaries. The terms “Company” and “WWI” as used throughout these notes is used to indicate Weight Watchers International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “meetings” business refers to providing access to meetings to the Company’s monthly commitment plan subscribers, “pay-as-you-go” members, Total Access subscribers and other meeting members. “Online” refers to Weight Watchers Online, Weight Watchers OnlinePlus, Personal Coaching and other digital subscription products.

As further discussed in Note 3, (1) as a result of the acquisition of an additional equity interest in Vigilantes do Peso Marketing Ltda. (“VPM”) in March 2014, the Company gained a direct controlling financial interest in VPM and has therefore begun consolidating this entity as of the date of acquisition; and (2) as a result of the acquisition of Knowplicity, Inc., d/b/a Wello, in April 2014, Wello became a wholly owned subsidiary of the Company and the Company began to consolidate the entity as of the date of acquisition.

Liquidity:

The Company has a $291,000 debt maturity obligation due April 2016. Based upon the Company’s cash on hand of $301,212 as of January 3, 2015 and its 2015 forecasted cash flow, the Company believes that it will maintain sufficient liquidity to meet this obligation. In addition, the Company has access to the unused portion of its revolving credit facility of $48,181 and has the ability, if necessary, to delay investments or reduce marketing spend. Notwithstanding the foregoing, depending on future developments, there can be no assurance that the Company will meet this obligation.

2.	Summary of Significant Accounting Policies

Fiscal Year:

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal year 2014 contained 53 weeks and fiscal years 2013 and 2012 each contained 52 weeks. In 2014, when the Company realigned its organizational structure and changed the determination of its reportable segments, the Company’s Online business accordingly changed its fiscal year end to be the same as the Company’s fiscal year end, which did not have a material effect on the consolidated financial statements. See Note 14 for further information on the Company’s reportable segments. In fiscal years 2013 and 2012, the Company’s Online business’ fiscal year ended on December 31st of each year. This difference in fiscal years did not have a material effect on the consolidated financial statements.

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

Foreign currency gains and losses arising from the translation of intercompany receivables with the Company’s international subsidiaries are recorded as a component of other expense (income), net, unless the receivable is considered long-term in nature, in which case the foreign currency gains and losses are recorded as a component of accumulated other comprehensive income (loss).

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

In fiscal 2014, the Company recorded an impairment charge of $652 related to property, plant and equipment that was expected to be disposed of before the end of its estimated useful life.

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

Franchise Rights Acquired, Goodwill and Other Intangible Assets:

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years. The Company reviews goodwill and other indefinite-lived intangible assets, including franchise rights acquired, for potential impairment on at least an annual basis or more often if events so require. The Company performed fair value impairment testing as of the end of fiscal 2014 and fiscal 2013 on its goodwill and other indefinite-lived intangible assets.

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Brazil, Canada and other countries at January 3, 2015 were $65,608, $23,023, $7,543, and $10,646, respectively, totaling $106,820.

In performing the impairment analysis for franchise rights acquired, the fair value for the Company’s franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for its franchise rights related to its meetings business and a relief from royalty methodology for its franchise rights related to its Online business. The estimated fair value is then compared to the carrying value of the unit of accounting for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing annual impairment to be the combination of the rights in the meetings and Online businesses in the country in which the acquisitions have occurred. The values of these franchise rights in the United States, Canada, United Kingdom, Australia, New Zealand and other countries at January 3, 2015 were $697,334, $74,672, $13,138, $7,272, $5,449 and $1,930, respectively, totaling $799,795.

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

In performing the impairment analysis for the fiscal year ended January 3, 2015, the Company determined that, based on the fair values calculated, the carrying amount of the franchise rights acquired related to its Canada operations exceeded its fair value as of the end of fiscal 2014 and recorded an impairment charge of $26,057 for such rights. In performing the impairment analysis for the fiscal year ended December 28, 2013, the Company determined that, based on the fair values calculated, the carrying amounts of the franchise rights acquired related to its Mexico and Hong Kong operations exceeded their respective fair values as of the end of fiscal 2013 and recorded impairment charges of $935 and $231, respectively, for such rights. The Company determined that the carrying amounts of the remainder of these assets did not exceed their respective fair values, and therefore, no other impairment existed.

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

Revenue Recognition:

WWI earns revenue by conducting meetings, for which it charges a fee, predominantly through monthly commitment plans, prepayment plans or the “pay-as-you-go” arrangement. WWI also earns revenue from monthly subscriptions for its Online products, selling products in its meetings, on the Internet and to its franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements, selling magazine subscriptions, selling advertising space on its website and in copies of its magazines, and By Mail product sales.

Monthly commitment plans, prepaid meeting fees and magazine subscription revenue is recorded to deferred revenue and amortized into revenue over the period earned. Online Subscription Revenues are recognized over the period that products are provided. One-time sign-up fees are deferred and recognized over the expected customer relationship period. Online Subscription Revenues that are paid in advance are deferred and recognized on a straight-line basis over the subscription period. Revenue from “pay-as-you-go” meeting fees, product sales, By Mail, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customers, and commissions and royalties are earned, respectively. Revenue from advertising in magazines is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. WWI charges non-refundable registration fees in exchange for an introductory information session and materials it provides to new members in its meetings business. Revenue from these registration fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. Revenue from advertising on its website is recognized when the advertisement is viewed by the user.

The Company grants refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue when paid.

Advertising Costs:

Advertising costs consist primarily of television and digital media. All costs related to advertising are expensed in the period incurred, except for media production related costs, which are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012 were $251,954, $285,298 and $344,582, respectively. Note the fiscal 2013 and fiscal 2012 amounts have been revised to exclude certain brand marketing funds received from licensees, which results in an increase in advertising expense of $11,138 and $10,160 for fiscal 2013 and fiscal 2012, respectively.

Income Taxes:

Deferred income tax assets and liabilities result primarily from temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. If it is more-likely-than-not that some portion of a deferred tax asset will not be realized,

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

a valuation allowance is recognized. The Company considers historic levels of income, estimates of future taxable income and feasible tax planning strategies in assessing the need for a tax valuation allowance.

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

Deferred Financing Costs:

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. During the fiscal year ended January 3, 2015, the Company wrote-off deferred financing fees of approximately $1,583 in connection with amending its Credit Agreement (as defined in Note 6). During the fiscal year ended December 28, 2013, the Company incurred fees of $44,817 associated with the refinancing of the WWI Credit Facility (as defined in Note 6). The Company wrote-off fees in connection with this refinancing which resulted in the Company recording a charge of $21,685 in early extinguishment of debt. During the fiscal year ended December 29, 2012, the Company incurred deferred financing costs of $26,248 associated with the Tender Offer (as defined in Note 7). The Company wrote-off fees in connection with the Tender Offer which resulted in the Company recording a charge of $1,328 in early extinguishment of debt. Amortization expense for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012 was $9,305, $7,672 and $7,070, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Accumulated Other Comprehensive (Loss) Income:

The Company’s accumulated other comprehensive (loss) income includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations. At January 3, 2015 and December 28, 2013, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was $(21,856) and $(4,603), respectively. At January 3, 2015 and December 28, 2013, the cumulative balance of the effects of foreign currency translations, net of taxes, was $2,296 and $13,120, respectively.

Restructuring Expense:

The Company records estimated expense for restructuring initiatives when such costs are deemed probable and estimable, when approved by the appropriate corporate authority and by accumulating detailed estimates of costs for such plans. These expenses include the estimated costs of employee severance and related benefits, impairment or accelerated depreciation of property, plant and equipment and capitalized software, and any other qualifying exit costs. Such costs represent the Company’s best estimate, but require assumptions about the programs that may change over time, including attrition rates. Estimates are evaluated periodically to determine whether an adjustment is required.

Reclassification:

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Acquisitions of Franchisees, Additional Equity Interest in Brazil and Wello and Shutdown of China Operations

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

Acquisition of Additional Equity Interest in Brazil

Prior to March 12, 2014, the Company had owned 35% of VPM, a Brazilian limited liability partnership. On March 12, 2014, the Company acquired an additional 45% equity interest in VPM for a net purchase price of $14,181 less cash acquired of $2,262. VPM was converted into a joint-stock corporation prior to closing and subsequently operates as a subsidiary of the Company with rights to conduct typical business lines. As a result of the acquisition, the Company gained a direct controlling financial interest in VPM and has therefore begun consolidating this entity as of the date of acquisition.

The equity interest held immediately before the acquisition was $12. An implied fair value technique was used to measure acquisition date fair value of the equity interest to be $11,029. As a result of this transaction, the Company adjusted its previously held equity interest to fair value of $11,017 and recorded a charge of $477 associated with the settlement of the royalty-free arrangement of the Brazilian partnership. The net effect of these items resulted in the Company recognizing a gain of $10,540 ($6,429 after tax or $0.11 per fully diluted share) in the first quarter of fiscal 2014.

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

The acquisition resulted in goodwill related to, among other things, expected synergies in operations and the ability of the Company to provide VPM with various intellectual property and technology innovations which will afford additional future opportunities in the meetings and Online businesses within the market where VPM operates. The Company does not expect goodwill to be deductible for tax purposes.

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

Shutdown of China Operations

On December 12, 2013, the Company made a strategic decision to shut down its China operations. As a result of this decision, the Company incurred a charge of $2,500 related to severance and the impairment of property, plant and equipment and amortizable intangible assets.

4.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

The Company performed its annual impairment review of goodwill and other indefinite-lived intangible assets as of January 3, 2015 and December 28, 2013. As a result of this review, the Company recorded a franchise rights acquired impairment charge of $26,057 related to its Canada operations in fiscal 2014 and a $1,166 franchise rights acquired impairment charge related to its Mexico and Hong Kong operations in fiscal 2013.

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the year ended January 3, 2015, the change in the carrying value of franchise rights acquired is due to the VPM acquisition, as described in Note 3, the impairment charge noted above and the effect of exchange rate changes as follows:

Balance as of December 28, 2013	$836,835
Franchise rights acquired during the period	2,000
Amortization of Brazil franchise rights acquired	(773)
Indefinite-lived intangible impairment	(26,057)
Effect of exchange rate changes	(12,210)

Balance as of January 3, 2015	$799,795

The franchise rights acquired related to the VPM acquisition are being amortized ratably over a 2 year period.

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisition of the majority interest in VPM in the first quarter of fiscal 2014 and the acquisition of Wello in the second quarter of fiscal 2014. See Note 3 for further information on certain acquisitions. For the year ended January 3, 2015, the change in the carrying amount of goodwill is due to the VPM and Wello acquisitions and the effect of exchange rate changes as follows:

	North America	UK	CE	Other	Total
Balance as of December 28, 2013	$67,699	$1,530	$8,345	$1,720	$79,294
Goodwill acquired during the period	6,204	0	0	26,257	32,461
Effect of exchange rate changes	(751)	(109)	(684)	(3,391)	(4,935)

Balance as of January 3, 2015	$73,152	$1,421	$7,661	$24,586	$106,820

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $28,599, $24,562, and $17,796 for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The carrying amount of finite-lived intangible assets as of January 3, 2015 and December 28, 2013 was as follows:

	January 3, 2015		December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$107,581	$72,590	$85,095	$62,418
Trademarks	10,836	10,213	10,691	9,955
Website development costs	95,717	63,405	69,660	48,060
Other	7,014	6,825	7,021	6,737

	$221,148	$153,033	$172,467	$127,170

As described in Note 2, in fiscal 2013, the Company recorded an impairment charge of $1,235 for amortizable intangible assets related to the shutdown of its China operations and an impairment charge of $2,653 related to internal-use computer software that was not expected to provide substantive service potential.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

2015	$29,833
2016	$21,770
2017	$14,378
2018	$2,051
2019 and thereafter	$83

5.	Property and Equipment

The components of property and equipment were:

	January 3, 2015	December 28, 2013
Equipment	$124,788	$123,210
Leasehold improvements	79,496	77,771

	204,284	200,981
Less: Accumulated depreciation and amortization	(129,634)	(113,929)

	$74,650	$87,052

As described in Note 2, in fiscal 2013, the Company commenced the shutdown of its China operations and, as a result, recorded an impairment charge of $372 related to property, plant and equipment.

Depreciation and amortization expense of property and equipment for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012 was $20,635, $20,342 and $18,844, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	January 3, 2015		December 28, 2013
	Balance	Effective Rate	Balance	Effective Rate
Revolving Facility due April 2, 2018	$0	0.00%	$0	0.00%
Tranche B-1 Term Facility due April 2, 2016	294,750	3.12%	298,500	2.97%
Tranche B-2 Term Facility due April 2, 2020	2,063,250	3.96%	2,089,500	3.75%

Total Debt	2,358,000	3.86%	2,388,000	3.49%
Less Current Portion	24,000		30,000

Total Long-Term Debt	$2,334,000		$2,358,000

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

On April 2, 2013, the Company refinanced its credit facilities pursuant to a new Credit Agreement (as amended, supplemented or otherwise modified, the “Credit Agreement”) among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, The Bank of Nova Scotia, as revolving agent, swingline lender and an issuing bank, and the other parties thereto. The Credit Agreement provides for (a) a revolving credit facility (including swing line loans and letters of credit) in an initial aggregate principal amount of $250,000 that will mature on April 2, 2018 (the “Revolving Facility”), (b) an initial term B-1 loan credit facility in an aggregate principal amount of $300,000 that will mature on April 2, 2016 (the “Tranche B-1 Term Facility”) and (c) an initial term B-2 loan credit facility in an aggregate principal amount of $2,100,000 that will mature on April 2, 2020 (the “Tranche B-2 Term Facility”, and together with the Tranche B-1 Term Facility, the “Term Facilities”; the Term Facilities and Revolving Facility collectively, the “WWI Credit Facility”). In connection with this refinancing, the Company used the proceeds from borrowings under the Term Facilities to pay off a total of $2,399,904 of outstanding loans, consisting of $128,759 of Term B Loans, $110,602 of Term C Loans, $117,612 of Term D Loans, $1,125,044 of Term E Loans, $817,887 of Term F Loans, $21,247 of loans under the Revolver A-1 and $78,753 of loans under the Revolver A-2. Following the refinancing of a total of $2,399,904 of loans, at April 2, 2013, the Company had $2,400,000 debt outstanding under the Term Facilities and $248,848 of availability under the Revolving Facility. The Company incurred fees of $44,817 during the second quarter of fiscal 2013 in connection with this refinancing. In the second quarter of fiscal 2013, the Company wrote-off fees associated with this refinancing which resulted in the Company recording a charge of $21,685 in early extinguishment of debt.

On September 26, 2014, the Company and certain lenders entered into an agreement amending the Credit Agreement that, among other things, eliminated the Financial Covenant (as defined in the Credit Agreement) with respect to the Revolving Facility. In connection with this amendment, the Company wrote-off deferred financing fees of approximately $1,583 in the third quarter of fiscal 2014. Concurrently with and in order to effect this amendment, the Company reduced the amount of the Revolving Facility from $250,000 to $50,000.

At January 3, 2015, the Company had $2,358,000 outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under the Revolving Facility. In addition, at January 3, 2015, the Revolving Facility had $1,819 in issued but undrawn letters of credit outstanding thereunder and

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

$48,181 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event the Company receives a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement). At January 3, 2015, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on the Company’s Consolidated Leverage Ratio as of January 3, 2015, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.50% or base rate plus an applicable margin of 1.50%. On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of January 3, 2015, the commitment fee was 0.50% per annum. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

The Credit Agreement contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility does not require the Company to meet any financial maintenance covenants and is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all of the Company’s assets secure the WWI Credit Facility.

At January 3, 2015 and December 28, 2013, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The average interest rate on the Company’s debt, exclusive of the impact of swaps, was approximately 3.90% and 3.65% per annum at January 3, 2015 and December 28, 2013, respectively. The average interest rate on the Company’s debt, including the impact of swaps, was approximately 4.93% and 4.08% per annum at January 3, 2015 and December 28, 2013, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Maturities

At January 3, 2015, the aggregate amounts of the Company’s existing long-term debt maturing in each of the next five fiscal years and thereafter were as follows:

2015	$24,000
2016	307,500
2017	21,000
2018	21,000
2019	21,000
Thereafter	1,963,500

$2,358,000

7.	Treasury Stock

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

The Tender Offer expired at midnight, New York time, on March 22, 2012, and on March 28, 2012 the Company repurchased 8,780 shares at a purchase price of $82.00 per share. On April 9, 2012, the Company repurchased 9,499 of Artal Holdings’ shares at a purchase price of $82.00 per share pursuant to the Purchase Agreement. In March 2012, the Company amended and extended the Company’s then-existing credit facility to finance these repurchases. See Note 6.

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

During the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, the Company purchased no shares of its common stock in the open market under the repurchase program. The repurchase of shares of common stock under the Tender Offer and from Artal Holdings pursuant to the Purchase Agreement was not made pursuant to the Company’s existing repurchase program. As of the end of fiscal 2014, $208,933 remained available to purchase shares of our common stock under the repurchase program.

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

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended:

	January 3, 2015	December 28, 2013	December 29, 2012
Numerator:
Net income attributable to Weight Watchers International, Inc.	$98,647	$204,725	$257,426

Denominator:
Weighted average shares of common stock outstanding	56,607	56,144	60,294
Effect of dilutive common stock equivalents	98	250	629

Weighted average diluted common shares outstanding	56,705	56,394	60,923

EPS attributable to Weight Watchers International, Inc.
Basic	$1.74	$3.65	$4.27

Diluted	$1.74	$3.63	$4.23

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 3,073, 1,285 and 536 for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

9.	Stock Plans

Incentive Compensation Plans:

On May 6, 2008 and May 12, 2004, respectively, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”). On May 6, 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan (the “2014 Plan” and together with the 2004 Plan and the 2008 Plan, the “Stock Plans”), which replaced the 2008 Plan and 2004 Plan for all equity-based awards granted on or after May 6, 2014. The 2014 Plan is designed to promote the long-term financial interests and growth of the Company by attracting, motivating and retaining employees with the ability to contribute to the success of the business and to align compensation for the Company’s employees over a multi-year period directly with the interests of the shareholders of the Company. The Company’s Board of Directors or a committee thereof administers the 2014 Plan.

Under the 2014 Plan, grants may take the following forms at the Compensation and Benefit Committee’s discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock and other share-based awards. As of its effective date, the maximum number of shares of common stock available for grant under the 2014 Plan was 3,500, subject to increase and adjustment as set forth in the 2014 Plan.

Under the 2008 Plan, grants could take the following forms at the Compensation and Benefit Committee’s discretion: non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, restricted stock and other share-based awards. As of its effective date, the maximum number of shares of common stock

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

available for grant under the 2008 Plan was 3,000, subject to increase and adjustment as set forth in the 2008 Plan. Pursuant to the terms of the 2008 Plan, the number of shares of our common stock available for issuance under the 2008 Plan was increased by 550, the remaining number of shares of our common stock with respect to which awards could be granted under the Company’s 1999 Stock Purchase and Option Plan upon its termination.

Under the 2004 Plan, grants could take the following forms at the Company’s Board of Directors or its committee’s sole discretion: non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, restricted stock and other share-based awards. As of its effective date, the maximum number of shares of common stock available for grant under the 2004 Plan was 2,500.

Under the 2014 Plan, the Company also grants fully-vested shares of its common stock to certain members of its Board of Directors. While these shares are fully vested, beginning with stock grants made in the fourth quarter of 2006, the directors are restricted from selling these shares while they are still serving on the Company’s Board of Directors. During the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, the Company granted 20, 14, and 13 fully-vested shares, respectively, and recognized compensation expense of $497, $524 and $707, respectively.

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for these plans was $10,533, $4,255 and $8,845 for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. Such amounts have been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $3,285, $1,174 and $2,742 for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. The tax benefits realized from options exercised and RSUs vested totaled $301, $4,217 and $5,847 for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. No compensation costs were capitalized. As of January 3, 2015, there was $34,191 of total unrecognized compensation cost related to stock options and RSUs granted under the Stock Plans. That cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

While the Stock Plans permit various types of awards, other than the aforementioned shares issued to directors, grants under the plans have historically been either non-qualified stock options or RSUs. In fiscal 2014 and fiscal 2013, the Company also granted special performance-based stock option awards. The following describes some further details of these awards.

Stock Option Awards

Option Awards with Time Vesting Criteria

Pursuant to the option components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received stock options with time vesting criteria (“Time Vesting Options”). The options are exercisable based on the terms outlined in the agreements. Time Vesting Options outstanding at January 3, 2015 vest over a period of three to five years and the expiration term is ten years. Time Vesting Options outstanding at January 3, 2015 have an exercise price between $19.74 and $63.59 per share.

The fair value of each of these option awards is estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. Since the Company’s option exercise history is limited, it has estimated the expected term of these option grants to be the midpoint between the vesting period and the

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

contractual term of each award. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the Time Vesting Options. The dividend yield is based on our historic average dividend yield. For Time Vesting Options granted in the fourth quarter of fiscal 2013, the dividend yield is zero because there is no longer a dividend. The Company did not grant any Time Vesting Options in fiscal 2014.

	December 28, 2013	December 29, 2012
Dividend yield	0.8%	1.6%
Volatility	36.5%	35.5%
Risk-free interest rate	1.3% - 2.2%	1.0% - 1.4%
Expected term (years)	6.5	6.5

Option Awards with Time and Performance Vesting Criteria

Pursuant to the option components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received stock options with both time and performance vesting criteria (“T&P Vesting Options”). The options are exercisable based on the terms outlined in the agreements. During fiscal 2014 and the fourth quarter of fiscal 2013, the Company granted 1,600,583 and 686,549 T&P Vesting Options, respectively, to certain employees that will vest based on the achievement of both time and performance vesting criteria. The time-vesting criteria will be 100% satisfied on the third anniversary of the date of the grant and the performance criteria is contingent upon meeting or exceeding certain stock price hurdles. With respect to the performance-vesting criteria, the stock options will fully vest in 20% increments upon the first date that the average closing stock price for the 20 consecutive preceding trading days is equal to or greater than specified stock price hurdles. The fair value of the T&P Vesting Options was estimated on the date of grant and was based on the likelihood of the Company achieving the performance conditions. The Company estimated the fair value using a Monte Carlo simulation that used various assumptions that included expected volatility, a risk free rate and an expected term.

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

	January 3, 2015	December 28, 2013
Dividend yield	0.0%	0.0%
Volatility	37.8%	36.5%
Risk-free interest rate	1.4% - 1.8%	1.6%
Expected term (years)	5.0	5.0

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

A summary of all option activity under the Stock Plans for the year ended January 3, 2015 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at December 28, 2013	2,213	$39.09
Granted	1,601	$21.73
Exercised	(28)	$23.76
Canceled	(536)	$38.78

Outstanding at January 3, 2015	3,250	$30.72	5.3	$522

Exercisable at January 3, 2015	415	$38.05	5.1	$113

The weighted-average grant-date fair value of all options granted was $6.51, $11.37 and $16.60 for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. The total intrinsic value of Time Vesting Options exercised was $62, $9,858 and $12,734 for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

Cash received from Time Vesting Options exercised during the years ended January 3, 2015, December 28, 2013 and December 29, 2012 was $658, $16,187 and $12,688, respectively.

Restricted Stock Units

Pursuant to the restricted stock components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received RSUs. The RSUs are exercisable based on the terms outlined in the agreements. The RSUs vest over a period of three to five years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of RSU activity under the Stock Plans for the year ended January 3, 2015 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 28, 2013	253	$47.11
Granted	725	$24.37
Vested	(49)	$61.82
Forfeited	(91)	$36.55

Outstanding at January 3, 2015	838	$27.71

The weighted-average grant-date fair value of RSUs granted was $24.37, $38.40 and $55.54 for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. The total fair value of RSUs vested during the years ended January 3, 2015, December 28, 2013 and December 29, 2012 was $3,042, $1,705 and $5,536, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.	Income Taxes

The following tables summarize the Company’s consolidated provision for US federal, state and foreign taxes on income:

	January 3, 2015	December 28, 2013	December 29, 2012
Current:
US federal	$13,558	$60,556	$99,437
State	(131)	9,583	12,719
Foreign	23,405	25,121	20,614

	$36,832	$95,260	$132,770

Deferred:
US federal	$19,595	$31,801	$23,002
State	2,239	3,634	2,629
Foreign	348	(55)	1,134

	$22,182	$35,380	$26,765

Total tax provision	$59,014	$130,640	$159,535

The components of the Company’s consolidated income before income taxes consist of the following:

	January 3, 2015	December 28, 2013	December 29, 2012
Domestic	$68,319	$255,183	$337,321
Foreign	89,288	80,182	79,640

	$157,607	$335,365	$416,961

The difference between the US federal statutory tax rate and the Company’s consolidated effective tax rate is as follows:

	January 3, 2015	December 28, 2013	December 29, 2012
US federal statutory rate	35.0%	35.0%	35.0%
Federal and state tax reserve provision	0.4	(0.1)	0.2
States income taxes (net of federal benefit)	1.6	2.7	2.6
Foreign taxes	(0.7)	0.3	(0.3)
Increase in valuation allowance	2.0	0.9	0.7
Loss on closure of China	(2.5)	0.0	0.0
Canada intangible asset impairment	1.4	0.0	0.0
Other	0.2	0.2	0.1

Effective tax rate	37.4%	39.0%	38.3%

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The deferred tax assets and liabilities recorded on the Company’s consolidated balance sheets are as follows:

	January 3, 2015	December 28, 2013
Provision for estimated expenses	$7,863	$8,593
Operating loss carryforwards	37,746	40,587
Salaries and wages	9,567	6,238
Share-based compensation	6,653	4,705
Other	6,922	6,562
Other comprehensive income	12,811	0
Less: valuation allowance	(34,640)	(36,372)

Total deferred tax assets	$46,922	$30,313

Depreciation	$(6,482)	$(6,381)
Other comprehensive income	0	(5,446)
Other	(3,123)	(1,046)
Amortization	(182,716)	(157,047)

Total deferred tax liabilities	$(192,321)	$(169,920)

Net deferred tax liabilities	$(145,399)	$(139,607)

Certain foreign operations of the Company have generated net operating loss carryforwards. If it has been determined that it is more-likely-than-not that the deferred tax assets associated with these net operating loss carryforwards will not be utilized, a valuation allowance has been recorded. As of January 3, 2015 and December 28, 2013, various foreign subsidiaries had net operating loss carryforwards of approximately $142,433 and $148,107, respectively, most of which can be carried forward indefinitely.

The Company’s undistributed earnings of foreign subsidiaries are not considered to be reinvested permanently. Accordingly, the Company has recorded all taxes, after taking into account foreign tax credits, on the undistributed earnings of foreign subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 3, 2015	December 28, 2013	December 29, 2012
Balance at beginning of year	$5,784	$5,319	$5,040
Additions based on tax positions related to the current year	1,304	1,428	1,647
Reductions for tax positions of prior years	(820)	(963)	(1,219)
Settlements	0	0	(149)

Balance at end of year	$6,268	$5,784	$5,319

At January 3, 2015, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $5,439. As of January 3, 2015, given the nature of the Company’s uncertain tax positions, it is reasonably possible that there will not be a significant change in the Company’s uncertain tax benefits within the next twelve months.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $2,300 and $2,217 of accrued interest and penalties at January 3, 2015 and December 28, 2013, respectively. The Company recognized $83, $(1,188) and $823 in interest and penalties during the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. At January 3, 2015, with few exceptions, the Company was no longer subject to US federal, state or local income tax examinations by tax authorities for years prior to 2011, or non-US income tax examinations by tax authorities for years prior to 2009.

11.	Employee Benefit Plans

The Company sponsors the Third Amended and Restated Weight Watchers Savings Plan (the “Savings Plan”) for salaried and certain hourly US employees of the Company. The Savings Plan is a defined contribution plan that provides for employer matching contributions of 100% of the employee’s tax deferred contributions up to 3% of an employee’s eligible compensation. Expense related to these contributions for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012 was $2,525, $2,888 and $2,730, respectively.

During fiscal 2014, the Company received a favorable determination letter from the IRS that qualifies the Savings Plan under Section 401(a) of the Internal Revenue Code.

Pursuant to the Savings Plan, the Company also makes profit sharing contributions for all full-time salaried US employees who are eligible to participate in the Savings Plan (except for certain management personnel). The profit sharing contribution is a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Savings Plan also has a discretionary supplemental profit sharing employer contribution component that is determined annually by the Compensation and Benefits Committee of the Company’s Board of Directors. Expense related to these contributions for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012 was $266, $1,658 and $2,779, respectively.

For certain US management personnel, the Company sponsors the Second Amended and Restated Weight Watchers Executive Profit Sharing Plan (“EPSP”). Under the IRS definition, the EPSP is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the Company made on the employees’ behalf instead of an individual account with a cash balance. The EPSP provides for a guaranteed employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The EPSP has a discretionary supplemental employer contribution component that is determined annually by the Compensation and Benefits Committee of the Company’s Board of Directors. The account is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense related to this commitment for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012 was $1,090, $2,651 and $2,954, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.	Cash Flow Information

	January 3, 2015	December 28, 2013	December 29, 2012
Net cash paid during the year for:

Interest expense	$107,296	$88,860	$68,808
Income taxes	$35,232	$87,071	$133,131

Noncash investing and financing activities were as follows:

Fair value of net assets/(liabilities) acquired in connection with acquisitions	$359	$(175)	$0

Dividends declared but not yet paid at year-end	$0	$177	$289

13.	Commitments and Contingencies

Jeri Connolly et al. v. Weight Watchers North America, Inc.

In August 2013, the Company was contacted by plaintiffs’ counsel in the previously filed and settled Sabatino v. Weight Watchers North America, Inc. case (“Sabatino”), threatening to file a new class action on behalf of the Company’s current and former service providers in California asserting various wage and hour claims, including but not limited to claims for unpaid overtime and minimum wage violations, which allegedly accrued after the effective date of the Sabatino settlement. On March 17, 2014, the parties came to an agreement in principle to settle the matter on a class-wide basis for $1,688. On April 29, 2014, the parties executed a Memorandum of Understanding to document the terms and conditions of settlement and, the following day, plaintiffs filed a complaint regarding the claims at issue in the Northern District of California. On June 11, 2014, the parties filed a formal settlement agreement and other required documents for the Court’s preliminary approval. On July 21, 2014, the parties received the Court’s preliminary approval of the settlement agreement. On August 11, 2014, notices of settlement were sent out to the class members advising them of the settlement and their right to object or opt-out of the settlement; no class members did so by the deadline of September 22, 2014. At a December 2014 hearing the Court provided final approval of the settlement and the Company made the corresponding settlement payment in January 2015.

In re Weight Watchers International, Inc. Securities Litigation

In March 2014, two substantially identical putative class action complaints alleging violation of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current and former officers and directors, and the Company’s controlling shareholder, in the United States District Court for the Southern District of New York. The complaints were purportedly filed on behalf of all purchasers of the Company’s common stock, no par value per share, between February 14, 2012 and October 30, 2013, inclusive (the “Class Period”). The complaints allege that, during the Class Period, the defendants disseminated materially false and misleading statements and/or concealed material adverse facts. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The plaintiffs seek to recover unspecified damages on behalf of the class members. In June 2014, the Court consolidated the cases and appointed lead plaintiffs and lead counsel. On August 12, 2014, the plaintiffs filed an amended complaint that, among other things, reduced the Class Period to between February 14, 2012 and February 13, 2013 and dropped all current officers and certain directors previously named as defendants. On October 14, 2014, the defendants filed a motion to dismiss. The plaintiffs filed an opposition to the defendants’ motion to dismiss

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

on November 24, 2014 and the defendants filed a reply in support of their motion to dismiss on December 23, 2014. The Company continues to believe that the suits are without merit and intends to defend them vigorously.

On May 29, 2014 and June 23, 2014, the Company received shareholder litigation demand letters alleging breaches of fiduciary duties and unjust enrichment by Company officers and directors and Artal Group, S.A., to the alleged injury of the Company. The allegations in the letters relate to those contained in the ongoing securities class action litigation. In response to the letters, pursuant to Virginia law, the Board of Directors has created a special committee to review and evaluate the facts and circumstances surrounding the claims made in the demand letters.

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

Commitments

Minimum commitments under non-cancelable obligations, primarily for office and rental facilities operating leases at January 3, 2015, consist of the following:

2015	$41,584
2016	34,810
2017	25,867
2018	19,890
2019	13,082
2020 and thereafter	102,653

Total	$237,886

Total rent expense charged to operations under these operating leases for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012 was $44,228, $46,300 and $40,485, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.	Segment and Geographic Data

Effective December 29, 2013, the Company realigned its organizational structure to improve the leverage of its significant assets and the alignment of its innovation efforts by integrating its Online business with its meetings business and assigning responsibility for those integrated businesses on a geographical basis. This resulted in the Company changing the determination of its reportable segments such that the Company now has four reportable segments: North America, United Kingdom, Continental Europe and Other. Other consists of Asia Pacific and emerging markets operations and franchise revenues and related costs, all of which have been grouped together as if they were a single reportable segment because they do not meet any of the quantitative thresholds and are immaterial for separate disclosure. To be consistent with the information that is presented to the chief operating decision maker, the Company does not include intercompany activity in the segment results. Segment information for the fiscal years ended December 28, 2013 and December 29, 2012 presented below have been revised to reflect the new reportable segment structure.

	Total Revenue for the Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
North America	$947,716	$1,163,002	$1,258,461
United Kingdom	156,843	172,783	204,506
Continental Europe	298,878	299,403	270,701
Other	76,479	88,935	105,764

Total revenue	$1,479,916	$1,724,123	$1,839,432

	Net Income for the Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Segment operating income:
North America	$224,225	$406,109	$437,379
United Kingdom	29,187	34,429	63,320
Continental Europe	79,282	66,273	38,714
Other	13,676	13,774	22,690

Total segment operating income	346,370	520,585	562,103
General corporate expenses	(73,113)	(59,828)	(51,298)
Interest expense	122,984	103,108	90,537
Other expense, net	3,206	599	1,979
Gain on Brazil acquisition	(10,540)	0	0
Early extinguishment of debt	0	21,685	1,328
Provision for taxes	59,014	130,640	159,535

Net income	98,593	204,725	257,426
Net income attributable to noncontrolling interest	54	0	0

Net income attributable to Weight Watchers International, Inc.	$98,647	$204,725	$257,426

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Depreciation and Amortization for the Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
North America	$34,654	$32,923	$26,808
United Kingdom	1,158	1,269	1,159
Continental Europe	2,356	2,222	2,182
Other	2,144	1,965	2,068

Total segment depreciation and amortization	40,312	38,379	32,217
General corporate depreciation and amortization	18,227	14,197	11,493

Depreciation and amortization	$58,539	$52,576	$43,710

The following table presents information about the Company’s sources of revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of US export sales.

	Revenues for the Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Meeting Fees	$744,560	$851,626	$934,933
Online Subscription Revenues	437,385	509,135	490,132
In-meeting product sales	169,101	211,963	253,237
Licensing, franchise royalties and other	128,870	151,399	161,130

	$1,479,916	$1,724,123	$1,839,432

	Revenues for the Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
United States	$869,541	$1,067,200	$1,169,234
Canada	78,175	95,802	89,227
United Kingdom	156,843	172,783	204,506
Continental Europe	298,878	299,403	270,701
Other	76,479	88,935	105,764

	$1,479,916	$1,724,123	$1,839,432

	Long-Lived Assets
	January 3, 2015	December 28, 2013	December 29, 2012
United States	$67,903	$79,448	$63,147
Canada	3,149	3,070	2,561
United Kingdom	724	1,192	1,645
Continental Europe	1,454	2,083	2,431
Other	1,420	1,259	1,984

	$74,650	$87,052	$71,768

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.	Fair Value Measurements

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of January 3, 2015 and December 28, 2013, the fair value of the Company’s long-term debt was approximately $1,888,051 and $2,169,908, respectively. As of January 3, 2015 and December 28, 2013, the book value of the Company’s long-term debt was approximately $2,334,000 and $2,358,000, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 16 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at January 3, 2015	$42,423	$0	$42,423	$0
Interest rate swap liability at December 28, 2013	$7,578	$0	$7,578	$0

The Company did not have any transfers into or out of Levels 1 and 2, and did not maintain any assets or liabilities classified as Level 3, during the fiscal years ended January 3, 2015 and December 28, 2013.

16.	Derivative Instruments and Hedging

As of January 3, 2015 and December 28, 2013, the Company had in effect interest rate swaps with notional amounts totaling $1,500,000 and $466,250, respectively. In January 2009, the Company entered into a forward-starting interest rate swap which had an effective date of January 4, 2010 and a termination date of January 27,

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2014. From December 29, 2012 through April 1, 2013, this swap had qualified for hedge accounting, and therefore changes in the fair value of this derivative were recorded in accumulated other comprehensive income (loss). Effective April 2, 2013, due to the Company’s debt refinancing, the Company ceased the application of hedge accounting for this swap. Accordingly, changes in the fair value of this swap were recorded in earnings subsequent to April 2, 2013 and were immaterial for the fiscal year ended January 3, 2015.

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

As of January 3, 2015 and December 28, 2013, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amounts of $21,856 ($35,830 before taxes) and $4,603 ($7,546 before taxes), respectively.

The Company is hedging forecasted transactions for periods not exceeding the next seven years. The Company expects approximately $11,256 ($18,452 before taxes) of derivative losses included in accumulated other comprehensive income (loss) at January 3, 2015, based on current market rates, will be reclassified into earnings within the next 12 months.

17.	Accumulated Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income are as follows:

Changes in Accumulated Other Comprehensive Income by Component(a)

	Fiscal Year Ended January 3, 2015
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
Beginning Balance at December 28, 2013	$(4,603)	$13,120	$8,517

Other comprehensive loss before reclassifications, net of tax	(21,775)	(11,302)	(33,077)
Amounts reclassified from accumulated other comprehensive income, net of tax(b)	4,522	0	4,522

Net current period other comprehensive loss including noncontrolling interest	(17,253)	(11,302)	(28,555)

Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	478	478

Ending Balance at January 3, 2015	$(21,856)	$2,296	$(19,560)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Fiscal Year Ended December 28, 2013
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
Beginning Balance at December 29, 2012	$(6,602)	$19,461	$12,859

Other comprehensive loss before reclassifications, net of tax	(4,124)	(6,341)	(10,465)
Amounts reclassified from accumulated other comprehensive income, net of tax(b)	6,123	0	6,123

Net current period other comprehensive loss	1,999	(6,341)	(4,342)

Ending Balance at December 28, 2013	$(4,603)	$13,120	$8,517

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Income(a)

	Fiscal Year Ended
	January 3, 2015	December 28, 2013
Details about Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(7,413)	$(10,037)	Interest expense

	(7,413)	(10,037)	Income before income taxes
	2,891	3,914	Provision for income taxes

	$(4,522)	$(6,123)	Net income

(a)	Amounts in parentheses indicate debits to profit / loss

18.	Restructuring Charges

As previously disclosed, the Company has reviewed its organization and undertook a restructuring which resulted in the elimination of certain positions and the termination of employment of certain employees in the fiscal year ended January 3, 2015. In connection with this plan, the Company recorded restructuring charges in connection with employee termination benefit costs of $11,840 ($7,222 after tax) during the fiscal year ended January 3, 2015. For the fiscal year ended January 3, 2015, these charges impacted cost of revenues by $4,642 and selling, general and administrative expense by $7,198. For the fiscal year ended January 3, 2015, all restructuring charges were recorded to general corporate expense and therefore there was no impact to the segments.

For the fiscal year ended January 3, 2015, the reconciliation of the liability balance for these restructuring charges was as follows:

Balance as of December 28, 2013	$0
Provision	11,840
Payments	(9,270)

Balance as of January 3, 2015	$2,570

The Company expects the $2,570 liability as of January 3, 2015 to be paid in fiscal 2015.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations for the fiscal years ended January 3, 2015 and December 28, 2013.

	For the Fiscal Quarters Ended
	March 29, 2014	June 28, 2014	September 27, 2014	January 3, 2015
Fiscal year ended January 3, 2015
Revenues, net	$409,358	$397,547	$345,184	$327,827
Gross profit	222,900	225,814	187,567	166,270
Operating income	51,053	114,564	91,394	16,246
Net income attributable to the Company	21,531	54,002	37,892	(14,778)
Basic EPS	$0.38	$0.95	$0.67	$(0.26)
Diluted EPS	$0.38	$0.95	$0.67	$(0.26)

	For the Fiscal Quarters Ended
	March 30, 2013	June 29, 2013	September 28, 2013	December 28, 2013
Fiscal year ended December 28, 2013
Revenues, net	$490,790	$470,888	$396,334	$366,111
Gross profit	283,637	283,715	231,980	201,780
Operating income	103,119	153,976	124,520	79,142
Net income	48,753	64,916	60,258	30,798
Basic EPS	$0.87	$1.16	$1.07	$0.55
Diluted EPS	$0.87	$1.15	$1.07	$0.54

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

In the fourth quarter of fiscal 2014, operating income, net income and EPS were impacted by a $26,057, or $0.34 per fully diluted share, franchise rights acquired impairment charge related to the Company’s Canada operations. In the fourth quarter of fiscal 2013, operating income, net income and EPS were impacted by a $1,166, or $0.01 per fully diluted share, franchise rights acquired impairment charge related to the Company’s Mexico and Hong Kong operations. See Note 2 for further information on these impairment charges.

As discussed in further detail in Note 18, the Company recorded restructuring charges of $3,656 ($2,235 after tax), $6,498 ($3,964 after tax), $713 ($430 after tax) and $973 ($593 after tax) during the first, second, third and fourth quarters of fiscal 2014, respectively, in connection with employee termination benefit costs associated with its previously disclosed plan to restructure its organization, reducing gross profit, operating income, net income attributable to the Company and EPS all four quarters of fiscal 2014.

As discussed in further detail in Note 3, in the first quarter of fiscal 2014, net income and EPS were impacted by a $10,540 gain ($6,396 after tax), or $0.11 per fully diluted share, recognized in connection with the Brazil acquisition due to an adjustment of our previously held equity interest to fair value offset by a charge associated with the settlement of the royalty-free arrangement of the Brazilian partnership.

In the second quarter of fiscal 2014, net income and EPS were impacted by a $2,350, or $0.04 per fully diluted share, net tax benefit related to an intercompany loan write-off in connection with the closure of our

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized.

In the second quarter of fiscal 2013, net income and EPS were impacted by a $21,685 ($13,336 after tax), or $0.24 per fully diluted share, early extinguishment of debt charge resulting from the write-off of fees associated with the Company’s April 2013 debt refinancing.

20.	Recently Issued Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on accounting for derivatives and hedging. The guidance clarifies how current accounting principles generally accepted in the United States (GAAP) should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016 with early adoption, including adoption in an interim period, permitted. The adoption of this guidance is not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In August 2014, the FASB issued updated guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern. The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the consolidated financial position, results of operations or cash flows of the Company.

In May 2014, the FASB issued updated guidance on accounting for revenue from contracts with customers. The objective of this guidance is to provide a single, comprehensive revenue recognition model, to remove existing industry specific guidance and to expand qualitative and quantitative disclosures. The core principle of the new standard is for revenue recognition to depict transfer of control to the customer in an amount that reflects consideration to which an entity expects to be entitled. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption not permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the consolidated financial position, results of operations or cash flows of the Company.

In April 2014, the FASB issued updated guidance on reporting discontinued operations and disclosures of disposals of components of an entity. This guidance raises the threshold for disposal transactions to qualify as discontinued operations and focuses on disposal transactions that represent strategic shifts having a major effect on operations and financial results, requiring additional disclosures and revising balance sheet presentation. This guidance was effective for fiscal years beginning after December 15, 2014, and interim periods within those fiscal years and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
FISCAL YEAR ENDED JANUARY 3, 2015
Allowance for doubtful accounts	$3,477	$99	$0	$(289)	$3,287
Inventory and other reserves	$5,859	$11,822	$0	$(10,574)	$7,107
Tax valuation allowance	$36,372	$3,183	$0	$(4,915)	$34,640

FISCAL YEAR ENDED DECEMBER 28, 2013
Allowance for doubtful accounts	$3,447	$596	$0	$(566)	$3,477
Inventory and other reserves	$6,942	$9,580	$0	$(10,663)	$5,859
Tax valuation allowance	$31,015	$3,821	$2,429	$(893)	$36,372

FISCAL YEAR ENDED DECEMBER 29, 2012
Allowance for doubtful accounts	$5,315	$(1,067)	$26	$(827)	$3,447
Inventory and other reserves	$7,397	$10,491	$0	$(10,946)	$6,942
Tax valuation allowance	$25,781	$3,387	$2,322	$(475)	$31,015

(1)	Primarily represents the utilization of established reserves, net of recoveries, where applicable.

S-1

EXHIBIT INDEX

Exhibit Number	Description
**3.1	Amended and Restated Articles of Incorporation of Weight Watchers International, Inc. (filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A as filed on January 6, 2012 (File No. 001-16769), and incorporated herein by reference).

**3.2	Articles of Amendment to the Articles of Incorporation, as Amended and Restated, of Weight Watchers International, Inc. to Create a New Series of Preferred Stock Designated as Series B Junior Participating Preferred Stock, adopted as of November 14, 2001 (filed as Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A, as filed on January 6, 2012 (File No. 001-16769), and incorporated herein by reference).

**3.3	Amended and Restated Bylaws of Weight Watchers International, Inc., as of November 14, 2013 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed on November 18, 2013 (File No. 001-16769), and incorporated herein by reference).

**4.1	Specimen of stock certificate representing Weight Watchers International, Inc.’s common stock, no par value (filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A, as filed on January 6, 2012 (File No. 001-16769), and incorporated herein by reference).

**10.1	License Agreement, dated as of September 29, 1999, between WW Foods, LLC and Weight Watchers International, Inc. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, as filed on December 2, 1999 (File No. 333-92005), and incorporated herein by reference).

**10.2	LLC Agreement, dated as of September 29, 1999, between H.J. Heinz Company and Weight Watchers International, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, as filed on December 2, 1999 (File No. 333-92005), and incorporated herein by reference).

**10.3	Operating Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, as filed on December 2, 1999 (File No. 333-92005), and incorporated herein by reference).

†**10.4	1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2000, as filed on July 28, 2000 (File No. 000-03389), and incorporated herein by reference).

†**10.5	Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2004 (File No. 001-16769), and incorporated herein by reference).

†**10.6	Amendment to Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, as filed on August 11, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.7	Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2008 (File No. 001-16769), and incorporated herein by reference).

**10.8	Corporate Agreement, dated as of November 5, 2001, between Weight Watchers International, Inc. and Artal Luxembourg S.A. (filed as Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, as filed on November 9, 2001 (File No. 333-69362), and incorporated herein by reference).

Exhibit Number	Description
**10.9	Amendment, dated as of July 1, 2005, to the Corporate Agreement, dated as of November 5, 2001, by and between Weight Watchers International, Inc. and Artal Luxembourg S.A. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, as filed on August 11, 2005 (File No. 001-16769), and incorporated herein by reference).

**10.10	Registration Rights Agreement, dated as of September 29, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and Artal Luxembourg S.A. (filed as Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed on October 29, 2001 (File No. 333-69362), and incorporated herein by reference).

†**10.11	Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (Chief Executive Officer, Chief Financial Officer and General Counsel) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, as filed on August 11, 2011 (File No. 001-16769), and incorporated herein by reference).

†**10.12	Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (certain executive officers) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, as filed on August 11, 2011 (File No. 001-16769), and incorporated herein by reference).

**10.13	Principal Stockholders Agreement among Weight Watchers International, Inc., WeightWatchers.com, Inc. and Artal Luxembourg S.A. dated as of June 13, 2005 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, as filed on August 11, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.14	Form of Term Sheet for Employee Stock Awards and Form of Terms and Conditions for Employee Stock Awards (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed on February 27, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.15	Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed on February 27, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.16	Form of Amended and Restated Directors Restricted Stock Agreement for Weight Watchers International, Inc. non-employee director restricted stock (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014, as filed on August 7, 2014 (File No. 001-16769), and incorporated herein by reference).

†**10.17	Form of Term Sheet for Employee Performance Stock Option Awards and Form of Terms and Conditions for Employee Performance Stock Option Awards (for certain executive officers party to continuity agreements) (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, as filed on February 26, 2014 (File No. 001-16769), and incorporated herein by reference).

†**10.18	Form of Term Sheet for Employee Performance Stock Option Awards and Form of Terms and Conditions for Employee Performance Stock Option Awards (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, as filed on February 26, 2014 (File No. 001-16769), and incorporated herein by reference).

†**10.19	Weight Watchers International, Inc. 2014 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 12, 2014 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
†**10.20	Summary of Non-Employee Director Compensation (filed as Exhibit 10 to the Company’s Current Report on Form 8-K, as filed on July 18, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.21	Statement of Amendments to the 1999 Stock Purchase and Option Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.22	Statement of Amendments to the Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006 (File No. 001-16769), and incorporated herein by reference).

**10.23	Amendment to Agreements, dated as of October 1, 2002, by and between Weight Watchers International, Inc., WW Foods, LLC and H.J. Heinz Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009, as filed on November 12, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.24	Amendment to Operating Agreement, dated August 4, 2009, by and between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009, as filed on November 12, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.25	Stock Purchase Agreement, dated as of February 14, 2012, by and between Weight Watchers International, Inc. and Artal Holdings Sp. z o.o., Succursale de Luxembourg (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on February 16, 2012 (File No. 001-16769), and incorporated herein by reference).

†**10.26	Second Amended and Restated Weight Watchers Executive Profit Sharing Plan, August 1, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012, as filed on November 8, 2012 (File No. 001-16769), and incorporated herein by reference).

†**10.27	Offer Letter, dated as of July 2, 2012, by and between Weight Watchers International, Inc. and Nicholas P. Hotchkin (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as filed on February 27, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.28	Offer Letter, dated as of December 6, 2012, by and between Weight Watchers International, Inc. and James Chambers (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as filed on February 27, 2013 (File No. 001-16769), and incorporated herein by reference).

**10.29	Credit Agreement, dated as of April 2, 2013, among Weight Watchers International, Inc., as the borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and an issuing bank, and The Bank of Nova Scotia, as the revolving agent, a swingline lender and an issuing bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013, as filed on May 9, 2013 (File No. 001-16769), and incorporated herein by reference).

**10.30	Amendment Agreement, dated as of September 26, 2014, relating to the Credit Agreement, dated as of April 2, 2013, among Weight Watchers International, Inc., as the Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and an Issuing Bank, and The Bank of Nova Scotia, as the Revolving Agent, a Swingline Lender and an Issuing Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014, as filed on November 5, 2014 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
†**10.31	Severance Amendment, dated as of July 30, 2013, by and between Weight Watchers International, Inc. and James Chambers (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on August 1, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.32	Letter Agreement, dated as of May 8, 2013, by and between Weight Watchers International, Inc. and Nicholas Hotchkin (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, as filed on August 8, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.33	Letter Agreement, dated as of May 8, 2013, by and between Weight Watchers International, Inc. and James Chambers (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, as filed on August 8, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.34	Offer Letter, dated as of September 30, 2013, by and between Weight Watchers International, Inc. and Lesya Lysyj (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014, as filed on May 8, 2014 (File No. 001-16769), and incorporated herein by reference).

†*10.35	Statement of Principal Terms and Conditions of Employment, dated June 5, 2013, by and between Weight Watchers (UK) Limited and Jeanine Lemmens.

†*10.36	Offer Letter, dated as of July 4, 2013, by and between Weight Watchers (UK) Ltd and Jeanine Lemmens.

*21.1	Subsidiaries of Weight Watchers International, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by James Chambers, Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	XBRL Instance Document

*EX-101.SCH	XBRL Taxonomy Extension Schema

*EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

*EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

*EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: March 4, 2015	By:	/S/ JAMES CHAMBERS
James Chambers
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 4, 2015	By:	/S/ JAMES CHAMBERS
James Chambers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 4, 2015	By:	/S/ NICHOLAS P. HOTCHKIN
Nicholas P. Hotchkin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 4, 2015	By:	/S/ RAYMOND DEBBANE
Raymond Debbane
Director

Date: March 4, 2015	By:	/S/ STEVEN M. ALTSCHULER
Steven M. Altschuler
Director

Date: March 4, 2015	By:	/S/ PHILIPPE J. AMOUYAL
Philippe J. Amouyal
Director

Date: March 4, 2015	By:	/S/ CYNTHIA ELKINS
Cynthia Elkins
Director

Date: March 4, 2015	By:	/S/ MARSHA JOHNSON EVANS
Marsha Johnson Evans
Director

Date: March 4, 2015	By:	/S/ JONAS M. FAJGENBAUM
Jonas M. Fajgenbaum
Director

Date: March 4, 2015	By:	/S/ SACHA LAINOVIC
Sacha Lainovic
Director

Date: March 4, 2015	By:	/S/ CHRISTOPHER J. SOBECKI
Christopher J. Sobecki
Director