Form 10-K/A
period 2015-01-03
WEIGHT WATCHERS INTERNATIONAL INC
filed 2015-05-13
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares outstanding of common stock as of May 5, 2015 was 57,182,008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2015 annual meeting of shareholders are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement was filed with the SEC no later than 120 days after the registrant’s fiscal year ended January 3, 2015.

EXPLANATORY NOTE

Weight Watchers International, Inc. (the “Company”) is filing this amendment on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended January 3, 2015, as filed on March 4, 2015 (the “Form 10-K” or “Original Filing”), to restate (1) its consolidated financial statements as of and for the fiscal year ended January 3, 2015, (2) its selected financial data as of and for the fiscal year ended January 3, 2015, (3) its quarterly results of operations for the fiscal quarter ended January 3, 2015 and (4) its Management’s Annual Report on Internal Control Over Financial Reporting as of January 3, 2015, as well as to revise (1) its consolidated financial statements as of and for the fiscal year ended December 28, 2013, (2) its selected financial data as of and for the fiscal year ended December 28, 2013 and (3) its quarterly results of operations for all fiscal quarters in the fiscal year ended December 28, 2013.

On May 4, 2015, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded that the Company’s previously issued consolidated financial statements for the fiscal year ended January 3, 2015 (“fiscal 2014”) as contained in the Original Filing should be restated with respect to the accounting for certain franchise rights acquired. Based on discussions with the Staff of the Securities and Exchange Commission (the “SEC”) regarding the Company’s accounting of its franchise rights acquired, the Company determined that, subsequent to the fiscal 2009 adoption of ASC 350-30-35-2, franchise rights acquired in connection with franchise agreements that have a renewal term at the option of the franchisee should be accounted for as definite-lived assets. Previously these acquired franchise rights were accounted for as indefinite-lived assets based on the franchisee’s ability to elect indefinitely to renew the franchise rights. After this correction, the value of these rights and the amortization period thereon will contemplate the remainder of the contractual term from the date of acquisition without giving any effect to the franchisee’s renewal rights.

As a result, the value previously assigned to the impacted franchise rights was reduced and the resulting difference was re-allocated to goodwill. This re-allocation in value also resulted in the Company reversing the $26.1 million impairment charge previously recorded in the fourth quarter of fiscal 2014 with respect to its franchise rights acquired because of a difference in methodologies for impairment testing of franchise rights acquired and goodwill. Accordingly, the Company’s Balance Sheet as of January 3, 2015 set forth in this Amendment reflects a reduction in Franchise rights acquired of $38.9 million and an increase in Goodwill of $61.5 million. The Company’s Statement of Income for the year ended January 3, 2015 set forth in this Amendment reflects an increase in Income before income taxes and Net income attributable to Weight Watchers International, Inc. of $26.1 million and $19.1 million, respectively.

The Company’s consolidated Balance Sheet as of January 3, 2015 was also revised to correct the previously disclosed immaterial misclassification of $56.7 million of the Company’s $2.358 billion of total debt. This revision which is set forth in this Amendment resulted in an additional $56.7 million being reflected as a portion of long-term debt due within one year as a result of the calculation of the Company’s excess cash flow under the Credit Agreement, dated as of April 2, 2013, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, and The Bank of Nova Scotia, as revolving agent, swingline lender and an issuing bank.

In addition, the Company also recorded other miscellaneous adjustments as part of this restatement that are either related to the aforementioned or were previously identified but determined to be immaterial. Refer to Note 3 “Restatement of Financial Statements” in the Notes to the Consolidated Financial Statements set forth in this Amendment for further information relating to this restatement.

The Company’s management has determined that the improper design of controls with respect to the accounting for certain franchise rights acquired was a deficiency in its internal control over financial reporting that constitutes a material weakness, as defined by SEC regulations, at January 3, 2015, as discussed in Part II, Item 9A “Controls and Procedures” of this Amendment.

The Company is remediating this material weakness by revising, clarifying and implementing accounting policies and controls related to the accounting for franchise rights acquired in instances in which the terms of those agreements are not explicitly perpetual. Franchise acquisitions and the accounting thereon will be subject to ongoing senior management review and Audit Committee oversight. Management believes the foregoing efforts will effectively remediate the material weakness.

Except as required to reflect the effects of the corrections for the items above, no additional modifications or updates have been made to the Original Filing and are set forth in this Amendment. Information not affected by these corrections remains unchanged and reflects the disclosures made at the time of the Original Filing. This Amendment does not describe other events occurring after the Original Filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment should be

i

read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment. Accordingly, this Amendment only amends and restates Item 1A of Part I, Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the corrections noted above, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of the Company’s Chief Executive Officer and Chief Financial Officer, and the consent of its independent registered public accounting firm, are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 23.1, respectively.

Weight Watchers International, Inc.

Annual Report on Form 10-K

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

Business Organization and Global Operations

Effective the first day of fiscal 2014 (i.e., December 29, 2013), we realigned our organizational structure to improve the leverage of our significant assets and the alignment of our innovation efforts, which resulted in new reporting segments (North America, United Kingdom, Continental Europe, and Other) for the purpose of making operational and resource decisions and assessing financial performance. Each reporting segment provides similar products and services through various offerings. Further information regarding our reporting segments and our geographic areas can be found in Part II, Item 7 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part IV, Item 15 of this Annual Report on Form 10-K under Note 15 “Segment and Geographic Data” in the Notes to the Consolidated Financial Statements. Information concerning some of the risks to which we are exposed resulting from our international operations and foreign currency exchange rates is set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

•	the ability to successfully implement new strategic initiatives;

•	the effectiveness of our marketing and advertising programs and strength of our social media presence;

•	the impact on the Weight Watchers brand of actions taken by our franchisees, licensees and suppliers;

•	the impact of our debt service obligations and restrictive debt covenants;

•	the inability to generate sufficient cash to service all of our debt service obligations;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	the recognition of asset impairment charges;

•	the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;

•	the expiration or early termination by us of leases;

•	risks and uncertainties associated with our international operations, including economic, political and social risks and foreign currency risks;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the projected benefits of such businesses;

•	uncertainties related to a downturn in general economic conditions or consumer confidence;

•	the seasonal nature of our business;

•	the impact of events that discourage or impede people from gathering with others or accessing resources;

•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;

•	the impact of security breaches or privacy concerns;

•	the outcomes of litigation or regulatory actions;

•	the impact of existing and future laws and regulations;

•	the loss of key personnel or failure to effectively manage and motivate our workforce;

•	the possibility that the interests of our majority owner will conflict with other holders of our common stock;

•	our failure to maintain effective internal controls over financial reporting; and

•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

While there is no net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) leverage ratio maintenance requirement on our $2,358.0 million of debt outstanding, our credit facilities contain customary covenants, including covenants that in certain circumstances restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. A breach of any of these covenants could result in an event of default under the credit facilities. Under the terms of our credit facilities, depending on our leverage ratio, we are obligated to offer to prepay our term loan facilities in an aggregate amount determined by our excess cash flow. If an event of default exists under the credit facilities, the lenders could elect to cease making loans and declare all amounts outstanding thereunder to be immediately due and payable. If the lenders under the credit facilities accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full that indebtedness and our other indebtedness that would become due as a result of any such acceleration.

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

We have identified a material weakness in our internal controls over financial reporting. If we do not maintain effective internal controls over financial reporting, we could fail to report our financial results accurately.

We have identified a material weakness in our internal control over financial reporting. It is possible that other control deficiencies could be identified in the future or may occur without being identified. In the event additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the accounting for certain franchise rights acquired. We have determined that, subsequent to the fiscal 2009 adoption of ASC 350-30-35-2, franchise rights acquired in connection with franchise agreements that have a renewal term at the option of the franchisee should be accounted for as definite-lived assets. Previously these acquired franchise rights were accounted for as indefinite-lived assets based on the franchisee’s ability to elect indefinitely to renew the franchise rights. After this correction, the value of these rights and the amortization period thereon will contemplate the remainder of the contractual term from the date of acquisition without giving any effect to the franchisee’s renewal rights. We also concluded that our disclosure controls and procedures were not effective as of January 3, 2015 with respect to this material weakness. We are taking steps to remediate this material weakness. We believe these steps will improve the effectiveness of our internal control over financial reporting and will remediate the material weakness.

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

Dividends

On October 30, 2013, we announced that we suspended our quarterly cash dividend. As a result, no dividend was issued for the fourth quarter of fiscal 2013. We historically had issued a quarterly cash dividend of $0.175 per share of our common stock every quarter for the past several fiscal years. In the fourth quarter of fiscal 2012, our Board of Directors declared such a quarterly cash dividend and accelerated its payment to December 2012 instead of having it paid in January 2013 as it had typically done for the fourth quarter dividend declaration. We currently intend to use the annual cash savings from such dividend suspension to preserve financial flexibility while funding our strategic growth initiatives and building cash for future debt repayments. Any future determination to declare and pay dividends will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors it may deem relevant. The WWI Credit Facility also contains restrictions on our ability to pay dividends on our common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” in Part II, and “Item 15. Exhibits and Financial Statement Schedules—Financial Statements—Note 7. Long-Term Debt”, of this Annual Report on Form 10-K for a description of the WWI Credit Facility.

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

The Company has restated the consolidated financial statements for the year ended January 3, 2015 and revised the Company’s consolidated financial statements for the year ended December 28, 2013. See Item 15 of Part IV “Financial Statements (Restated)—Note 3—Restatement of Financial Statements”.

The following schedule sets forth our selected financial data for the last five fiscal years.

SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	Fiscal 2014 (53 weeks)	Fiscal 2013 (52 weeks)	Fiscal 2012 (52 weeks)	Fiscal 2011 (52 weeks)	Fiscal 2010 (52 weeks)
	(Restated)	(Revised)
Revenues, net	$1,479.9	$1,724.1	$1,839.4	$1,832.5	$1,464.1
Net income attributable to the Company	$117.8	$202.7	$257.4	$304.9	$194.2
Working capital deficit	$(6.0)	$(30.1)	$(229.9)	$(279.7)	$(348.7)
Total assets	$1,534.6	$1,405.9	$1,218.6	$1,121.6	$1,092.0
Long-term debt	$2,277.3	$2,358.0	$2,291.7	$926.9	$1,167.6
Earnings per share:
Basic	$2.08	$3.61	$4.27	$4.16	$2.57

Diluted	$2.08	$3.60	$4.23	$4.11	$2.56

Dividends declared per common share	$—	$0.53	$0.70	$0.70	$0.70

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

In accordance with the terms of the Credit Agreement, the Company has an obligation to make a mandatory excess cash flow prepayment offer of $59.7 million to the term loan lenders by April 13, 2015. The Company expects to satisfy this obligation prior to its due date by prepaying a corresponding portion of its Tranche B-1 Term Facility which is scheduled to mature in April 2016. For additional details on the WWI Credit Facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” in Part II of this Annual Report on Form 10-K.

Working Capital

The changes in working capital are primarily the result of year-over-year increases related to cash in connection with operations, and an increase in the current portion of long-term debt related to our obligation to make a mandatory excess cash flow prepayment offer to our term loan lenders by April 13, 2015, as well as the shift in timing of tax payments, accruals related to the UK self-employment matter and other operational items. The refinancing of our credit facilities, including the related decrease in our current debt outstanding, in fiscal 2013 resulted in much lower debt repayments in fiscal 2013 and fiscal 2014 as compared to our debt repayments in fiscal 2010 through fiscal 2012. Our lower debt repayment obligations in fiscal 2013 and fiscal 2014 drove increases in cash from operations in both of these years which resulted in a significant improvement in deficit and a surplus, respectively.

Other Comprehensive Loss

Other comprehensive loss, net of taxes, was $28.9 million in fiscal 2014 compared to $4.3 million in fiscal 2013 primarily due to the unfavorable impact of foreign currency translation adjustments and the mark to market of our interest rate swaps. In fiscal 2014, foreign currency translation adjustments unfavorably impacted results by $11.7 million as compared to $6.3 million in fiscal 2013 primarily due to movements of the Canadian dollar, the Euro and the Brazilian real. In addition, due to hedge accounting, changes in other comprehensive loss decreased by $28.3 million ($17.3 million after tax) in fiscal 2014 and increased by $3.3 million ($2.0 million after tax) in fiscal 2013.

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

Restatement

This “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our consolidated financial statements for the fiscal year ended January 3, 2015 and financial and related information for the fiscal year ended December 28, 2013 has been revised, where necessary, to correct the accounting for certain franchise rights acquired, to correct the immaterial misclassification of a portion of the Company’s total debt as a result of the calculation of the Company’s excess cash flow under the Credit Agreement and to reflect other miscellaneous immaterial balance sheet adjustments. A more complete discussion of this restatement can be found in Note 3—“Restatement of Financial Statements” to the consolidated financial statements contained in Part IV, Item 15 herein.

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

Operating Income Margin

The following table sets forth our Operating Income for the past three fiscal years, as adjusted to exclude the impact of charges from our previously disclosed 2014 restructuring plan and for fiscal 2012 the impact of the UK self-employment matter:

	2014	2013	2012
(in millions)	(Restated)	(Revised)
Operating Income	$299.3	$457.8	$510.8
Operating Income Margin	20.2%	26.5%	27.8%
Adjustments to Reported Amounts
2014 Restructuring charges(1)	11.8	—	—
UK Self-employment accrual(2)	—	—	(14.5)

Operating Income, as adjusted(1)(2)	$311.2	$457.8	$496.3

Operating Income Margin impact from above adjustments(1)(2)	(0.8%)	0.0%	0.8%
Operating Income Margin, as adjusted(1)(2)	21.0%	26.5%	27.0%

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2014 to exclude the $11.8 million of charges associated with our previously disclosed plan to restructure our organization.
(2)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of income for fiscal 2012 to exclude the impact of a $14.5 million decrease to cost of revenues related to the settlement of the UK self-employment matter.

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

Due to the difficult start to fiscal 2015, we will be focusing in fiscal 2015 on generating positive cash flow to maintain strong liquidity. To this end, we have established a new $100 million cost-savings plan which we expect will be split between operating expenses, marketing and general and administrative expenses. As part of this cost-savings plan, the Company is undertaking a plan of reduction in force which will result in the elimination of certain positions and termination of employment for certain employees worldwide. We anticipate recording restructuring charges in connection with employment termination of approximately $10 million during fiscal 2015. We believe that cash generated by our $1.2 billion revenue forecast, our cost-savings plan and our cash on hand of $301.2 million will provide us with sufficient liquidity to meet our April 2016 debt maturity obligation of $291 million, inclusive of the mandatory excess cash flow prepayment of $59.7 million to be made by April 13, 2015.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit and gross profit margin, operating income and operating income margin, net income attributable to the Company, effective tax rate and earnings per fully diluted share are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, to exclude from fiscal 2014 the impact of charges associated with our previously disclosed restructuring of our organization, the net tax benefit related to an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized and the impact of the gain on the Brazil acquisition (as discussed further herein). Income before taxes, effective tax rate, net income attributable to the Company and earnings per fully diluted share are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis) to exclude from fiscal 2013 the impact from the early extinguishment of debt charge recorded in connection with our previously announced April 2, 2013 refinancing of our long-term debt. Gross profit and gross profit margin, operating income and operating income margin, interest expense, net income, earnings per fully diluted share, and effective tax rate are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis) to exclude from fiscal 2012, in connection with the settlement of the UK self-employment matter, the benefit of a partial accrual reversal of a charge originally recorded in the fourth quarter of fiscal 2009.

We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the 2014 restructuring charges, the net tax benefit offset by the recognition of a valuation allowance, the gain on the Brazil acquisition, the early extinguishment of debt charge, and/or the settlement. Our management believes these non-GAAP financial measures provide supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

Franchise Rights Acquired, Goodwill and Other Intangible Assets

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years or, in the case of amortizable franchise rights acquired, over the remaining contractual period, which is generally less than one year.

We review goodwill and other indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, for potential impairment on at least an annual basis or more often if events so require. We performed fair value impairment testing as of the end of fiscal 2014 and fiscal 2013 on our goodwill and other indefinite-lived intangible assets.

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Canada, Brazil and other countries at January 3, 2015 were $89.3 million, $45.4 million, $23.0 million and $10.6 million, respectively, totaling $168.3 million.

In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our meetings business and a relief from royalty methodology for our franchise rights related to our Online business. The estimated fair value is then compared to the carrying value of the unit of accounting for those franchise rights. We have determined the appropriate unit of account for purposes of assessing annual impairment to be the combination of the rights in the meetings and Online businesses in the country in which the acquisitions have occurred. The values of these franchise rights in the United States, Canada, United Kingdom, Australia, New Zealand and other countries at January 3, 2015 were $675.6 million, $57.6 million, $13.1 million, $7.3 million, $5.4 million and $1.9 million, respectively, totaling $760.9 million.

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

In performing the impairment analysis for the fiscal year ended January 3, 2015, we determined that the carrying amounts of our franchise rights acquired with indefinite lives did not exceed their respective fair values as of the end of fiscal 2014, and therefore, no impairment existed. In performing the impairment analysis for the fiscal year ended December 28, 2013, we determined that, based on the fair values calculated, the carrying amounts of the indefinite-lived franchise rights acquired related to our Mexico and Hong Kong operations exceeded their respective fair values as of the end of fiscal 2013 and recorded impairment charges of $0.9 million and $0.2 million, respectively, for such rights. We determined that the carrying amounts of the remainder of our franchise rights acquired with indefinite lives did not exceed their respective fair values as of the end of fiscal 2013, and therefore, no other impairment existed.

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

At the end of fiscal 2014, we estimated that approximately 73% of our goodwill and 92% of our franchise rights acquired had a fair value at least 50% higher than their respective carrying amounts. In the United States, which held approximately 71% of the goodwill and 89% of the franchise rights acquired, the fair value of our reporting unit and our franchise rights acquired was at least 50% higher than their respective carrying value. At the end of fiscal 2014, we estimated that Canada’s goodwill and franchise rights acquired had a fair value that was approximately 30% higher than their respective carrying value. Although there is currently a measurable difference between the fair value and carrying value of our franchise rights acquired, we believe that continued significant declines in both our revenue and profit performance could lead to an impairment in the future. See “Risk Factors”. As it relates to Brazil, given the Company acquired the business in fiscal 2014, we could face an impairment charge in the future if we are unable to deliver on the expected results.

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

Summary of Selected Financial Data

	(In millions, except per share amounts)
	Fiscal 2014	Fiscal 2013	Increase/ (Decrease)	% Change
	(Restated)	(Revised)
Revenues, net	$1,479.9	$1,724.1	$(244.2)	(14.2%)
Cost of revenues	677.4	723.0	(45.6)	(6.3%)

Gross profit	802.6	1,001.1	(198.6)	(19.8%)
Gross Margin %	54.2%	58.1%
Marketing expenses	262.3	295.6	(33.3)	(11.3%)
Selling, general & administrative expenses	241.0	247.7	(6.8)	(2.7%)

Operating income	299.3	457.8	(158.4)	(34.6%)
Operating Income Margin %	20.2%	26.5%
Interest expense	123.0	103.1	19.9	19.3%
Other expense, net	3.2	0.6	2.6	100.0%
Gain on Brazil acquisition	(10.5)	—	(10.5)	—
Early extinguishment of debt	—	21.7	(21.7)	(100.0%)

Income before income taxes	183.7	332.4	(148.7)	(44.7%)
Provision for income taxes	65.9	129.6	(63.7)	(49.1%)

Net income	117.7	202.7	(85.0)	(41.9%)
Net income attributable to the noncontrolling interest	0.1	—	0.1	—

Net income attributable to Weight Watchers International, Inc.	$117.8	$202.7	$(85.0)	(41.9%)

Weighted average diluted shares outstanding	56.7	56.4	0.3	0.6%

Diluted EPS	$2.08	$3.60	$(1.52)	(42.2%)

Note: Totals may not sum due to rounding.

Certain results for fiscal 2014 are adjusted to exclude the $11.8 million impact of charges from the previously disclosed 2014 restructuring plan, $10.5 million related to the gain on the Brazil acquisition and the $2.4 million net tax benefit related to an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of those components of our selected financial data for the fiscal year ended January 3, 2015 which have been adjusted.

	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin	Net Income Attributable to Company	Diluted EPS
(in millions, except per share amounts)			(Restated)	(Restated)	(Restated)	(Restated)
Fiscal 2014	$802.6	54.2%	$299.3	20.2%	$117.8	$2.08
Adjustments to Reported Amounts(1)
2014 Restructuring charges(1)	4.6		11.8		7.2	0.13
Gain on Brazil acquisition(1)	—		—		(6.4)	(0.11)
Tax benefit, net(1)	—		—		(2.4)	(0.04)

Total Adjustments	4.6		11.8		(1.5)	(0.03)

Fiscal 2014, as adjusted(1)	$807.2	54.5%	$311.2	21.0%	$116.3	$2.05

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2014 to exclude the $11.8 million ($7.2 million after tax) of charges associated with our previously disclosed plan to restructure our organization, the impact of the gain of $10.5 million ($6.4 million after tax) recognized in connection with the Brazil acquisition due to an adjustment of our previously held equity interest to fair value offset by a charge associated with the settlement of the royalty-free arrangement of the Brazilian partnership and the $2.4 million net tax benefit related to an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for fiscal 2013 are adjusted to exclude the $21.7 million impact of the early extinguishment of debt charge. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of those components of our selected financial data for the fiscal year ended December 28, 2013 which have been adjusted.

	Income Before Taxes	Net Income Attributable Company	Diluted EPS
(in millions, except per share amounts)	(Revised)	(Revised)	(Revised)
Fiscal 2013	$332.4	$202.7	$3.60
Adjustments to Reported Amounts(1)
Early extinguishment of debt charge(1)	21.7	13.3	0.26

Total Adjustments	21.7	13.3	0.26

Fiscal 2013, as adjusted(1)	$354.0	$216.0	$3.86

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2013 to exclude the impact of the $21.7 million ($13.3 million after tax) early extinguishment of debt charge associated with our previously reported debt refinancing. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

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

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2014 decreased $6.8 million, or 2.7%, versus fiscal 2013. Excluding the impact of the 2014 restructuring charges, selling, general and administrative expenses for fiscal 2014 would have decreased by 5.6% versus fiscal 2013. In fiscal 2014, the Company made concerted efforts to adopt cost-savings initiatives, including rationalization of its workforce and reduction of its total payroll and discretionary spend. At the same time, the Company decided to invest in certain healthcare and technology initiatives, which partially offset the savings. Selling, general and administrative expenses as a percentage of revenue for fiscal 2014 increased to 16.3% from 14.4% for fiscal 2013. Excluding the impact of the 2014 restructuring charges, selling, general and administrative expenses as a percentage of revenue for fiscal 2014 increased to 15.8% from 14.4% for fiscal 2013.

Operating Income

Operating income for fiscal 2014 decreased $158.4 million, or 34.6%, versus fiscal 2013. This decrease in operating income was almost exclusively the result of lower operating income from North America in fiscal 2014 as compared to the prior year. Excluding the impact of the 2014 restructuring charges, our operating income margin in fiscal 2014 would have decreased to 21.0% from 26.5% in fiscal 2013. This decline in operating income margin was primarily driven by the decline in gross margin, higher selling, general and administrative and marketing expenses as a percentage of revenues, as compared to the prior year.

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

Tax

Our effective tax rate was 35.9% for fiscal 2014 as compared to 39.0% for fiscal 2013. The decrease was due mainly to the net tax benefit associated with the closure of our China business that was recorded in fiscal 2014 and a shift in the mix of our domestic and foreign earnings which resulted in lower state income taxes. These were offset by the recognition of a valuation allowance that was recorded in fiscal 2014 related to tax benefits previously recorded for foreign losses that are not expected to be realized.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in fiscal 2014 declined 41.9% versus fiscal 2013. Excluding the impact of the 2014 restructuring charges, the gain on the Brazil acquisition, the net tax benefit offset by the recognition of a valuation allowance, and the early extinguishment of debt charge, net income attributable to the Company in fiscal 2014 would have declined 46.2% versus the adjusted prior year. This decline in net income attributable to the Company was primarily driven by the decrease in operating income in fiscal 2014 versus the prior year.

EPS in fiscal 2014 decreased to $2.08 versus fiscal 2013. Excluding the impact of the 2014 restructuring charges, the gain on the Brazil acquisition, the net tax benefit offset by the recognition of a valuation allowance and the early extinguishment of debt charge, EPS would have been $2.05 in fiscal 2014 as compared to $3.86 in the prior year.

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

Summary of Selected Financial Data

	(In millions, except per share amounts)
	Fiscal 2013	Fiscal 2012	Increase/ (Decrease)	% Change
	(Revised)
Revenues, net	$1,724.1	$1,839.4	$(115.3)	(6.3%)
Cost of revenues	723.0	745.6	(22.6)	(3.0%)

Gross profit	1,001.1	1,093.8	(92.7)	(8.5%)
Gross Margin %	58.1%	59.5%
Marketing expenses	295.6	353.7	(58.0)	(16.4%)
Selling, general & administrative expenses	247.7	229.3	18.4	8.0%

Operating income	457.8	510.8	(53.0)	(10.4%)
Operating Income Margin %	26.5%	27.8%
Interest expense	103.1	90.5	12.6	13.9%
Other expense, net	0.6	2.0	(1.4)	(69.7%)
Early extinguishment of debt	21.7	1.3	20.4	—

Income before income taxes	332.4	417.0	(84.6)	(20.3%)
Provision for income taxes	129.6	159.5	(29.9)	(18.8%)

Net income	$202.7	$257.4	$(54.7)	(21.2%)

Weighted average diluted shares outstanding	56.4	60.9	(4.5)	(7.4%)

Diluted EPS	$3.60	$4.23	$(0.63)	(14.9%)

Note: Totals may not sum due to rounding.

Certain results for fiscal 2013 are adjusted to exclude the $21.7 million impact of the early extinguishment of debt charge. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of those components of our selected financial data for the fiscal year ended December 28, 2013 which have been adjusted.

	Income Before Taxes	Net Income Attributable Company	Diluted EPS
(in millions, except per share amounts)	(Revised)	(Revised)	(Revised)
Fiscal 2013	$332.4	$202.7	$3.60
Adjustments to Reported Amounts(1)
Early extinguishment of debt charge(1)	21.7	13.3	0.26

Total Adjustments	21.7	13.3	0.26

Fiscal 2013, as adjusted(1)	$354.0	$216.0	$3.86

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2013 to exclude the impact of the $21.7 million ($13.3 million after tax) early extinguishment of debt charge associated with our previously reported debt refinancing. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

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
(in millions, except per share amounts)
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

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2013 increased $18.4 million, or 8.0%, versus fiscal 2012. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for fiscal 2013 by $0.2 million, fiscal 2013 selling, general and administrative expenses increased by 8.1% versus fiscal 2012. The increase in these expenses was primarily related to higher bonus expenses, investments in technology for the development of our mobile, field systems and customer relationship management platforms in support of our healthcare initiatives, one-time costs associated with the impairment of intangible and long-lived assets, severance, China shutdown costs and costs related to our acquisitions, partially offset by lower stock compensation expense in fiscal 2013. In performing the impairment analysis for the fiscal year ended December 28, 2013, we determined that, based on the fair values calculated, the carrying amounts of the franchise rights acquired related to our Mexico and Hong Kong operations exceeded their respective fair values as of the end of fiscal 2013 and recorded impairment charges of $0.9 million and $0.2 million, respectively, which are included in Selling, general and administrative expenses. Selling, general and administrative expenses as a percentage of revenue for fiscal 2013 increased to 14.4% from 12.5% for fiscal 2012.

Operating Income

Operating income for fiscal 2013 decreased $53.0 million, or 10.4%, from fiscal 2012. Excluding the impact of the settlement of the UK self-employment matter and of foreign currency which negatively impacted operating income for fiscal 2013 by $0.5 million, operating income in fiscal 2013 decreased by $38.0 million, or 7.7%, versus the prior year. This decrease in operating income was primarily the result of lower Meeting Fees in North America in fiscal 2013 versus the prior year that were partially offset by lower marketing expense in North America, primarily from the elimination of inefficient digital advertising and the lack of a men’s campaign in the United States in fiscal 2013. As adjusted for the settlement, our gross margin in fiscal 2013 would have decreased 0.6%, and operating income margin in fiscal 2013 would have decreased 0.5%, from fiscal 2012. This decline in operating income margin was primarily driven by the decline in gross margin and higher selling, general and administrative expenses, which were partially offset by the absence of a Weight Watchers Online US men’s specific marketing campaign, achieving lower and more efficient digital marketing spend in the United States in fiscal 2013 and lower TV advertising and production costs globally versus fiscal 2012. In fiscal 2013, marketing expenses decreased as a percentage of revenue, but this decrease was slightly offset by the increase in selling, general and administrative expenses as a percentage of revenue, as compared to the prior year.

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

Net Income and Earnings Per Share

Net income in fiscal 2013 declined 21.2% versus fiscal 2012. This decline in net income was driven by the decrease in operating income in fiscal 2013 versus the prior year as well as a charge of $21.7 million in early extinguishment of debt, the impairment charge and higher interest expense resulting from our long-term debt refinancing in the second quarter of fiscal 2013. Excluding the early extinguishment of debt charge (after tax), net income would have been $216.0 million in fiscal 2013.

EPS in fiscal 2013 decreased $0.63 versus fiscal 2012. Excluding the early extinguishment of debt charge, EPS would have been $3.86 in fiscal 2013 as compared to $4.23 in the prior year. EPS in fiscal 2013 benefited from our repurchase of shares in the Tender Offer and the related share repurchase from Artal Holdings as the number of our weighted average diluted shares outstanding for fiscal 2013 decreased to 56.4 million from 60.9 million in the prior year. See “—Liquidity and Capital Resources—Stock Transactions” for a description of the Tender Offer and related share repurchase from Artal Holdings.

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

Liquidity and Capital Resources

Cash flows provided by operating activities have historically supplied us with a significant source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global initiatives, pay down debt and opportunistically engage in selective acquisitions. On October 30, 2013, we announced that we suspended our quarterly cash dividend, as described below (see “—Dividends”). In accordance with the terms of the Credit Agreement, we have an obligation to make a mandatory excess cash flow prepayment offer of $59.7 million to our term loan lenders by April 13, 2015. We believe that cash generated by our $1.2 billion revenue forecast, our cost-savings plan and our cash on hand of $301.2 million will provide us with sufficient liquidity to meet our April 2016 debt maturity obligation of $291 million, inclusive of the mandatory excess cash flow prepayment of $59.7 million to be made by April 13, 2015. We also have the ability to access the unused portion of our revolving credit facility of $48.2 million and, if necessary, to delay investments or reduce marketing spend. However, there can be no assurance that we will meet this obligation.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of the Company’s balance sheet working capital for the fiscal years ended:

	January 3, 2015	December 28, 2013	Increase/ (Decrease)
		(in millions)
	(Restated)
Total current assets	$425.7	$315.7	$110.0
Total current liabilities	431.7	345.8	85.9

Working capital deficit	(6.0)	(30.1)	(24.1)
Cash and cash equivalents	301.2	174.6	126.6
Current portion of long-term debt	80.7	30.0	50.7

Working capital deficit, excluding change in cash and cash equivalents and current portion of long-term debt	$(226.5)	$(174.7)	$51.8

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

As of the end of fiscal 2014, inclusive of changes in cash and cash equivalents and the current portion of long-term debt, our working capital deficit decreased by $24.1 million, from $30.1 million at December 28, 2013 to $6.0 million at January 3, 2015. This decrease was primarily driven by the lack of any meaningful debt maturities in fiscal 2013 or fiscal 2014 due to the refinancing of our credit facilities in March 2013, which resulted in a build-up of cash on our balance sheet at the end of fiscal 2013 and fiscal 2014 offset by a $50.7 million increase in the current portion of long-term debt as a result of our obligation to make a mandatory excess cash flow prepayment offer of $59.7 million to our term loan lenders by April 13, 2015.

Excluding changes in cash and cash equivalents and the current portion of long-term debt from both periods, our working capital deficit increased $51.8 million to a $226.5 million working capital deficit at January 3, 2015 from a $174.7 million working capital deficit at December 28, 2013. The primary factor contributing to this increase in our working capital deficit was a $34.8 million increase in the derivative payable.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the fiscal years ended:

	January 3, 2015	December 28, 2013	December 29, 2012
		(in millions)
Net cash provided by operating activities	$231.6	$323.5	$336.7
Net cash used in investing activities	$(69.0)	$(145.3)	$(109.5)
Net cash used in financing activities	$(29.4)	$(74.4)	$(211.1)

Operating Activities

Fiscal 2014

Cash flows provided by operating activities of $231.6 million for fiscal 2014 decreased by $91.9 million from $323.5 million in fiscal 2013. The decrease in cash provided by operating activities was primarily the result of $85.0 million of lower net income in fiscal 2014 as compared to the prior year.

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

The following schedule sets forth our long-term debt obligations (and interest rates, exclusive of the impact of swaps) at January 3, 2015:

Long-Term Debt

At January 3, 2015

(Balances in millions)

	Balance (Restated)	Alternative Base Rate or LIBOR	Applicable Margin	Interest Rate
Revolving Facility due April 2, 2018	$—	0.000%	0.000%	0.000%
Tranche B-1 Term Facility due April 2, 2016	294.8	0.160%	3.000%	3.160%
Tranche B-2 Term Facility due April 2, 2020	2,063.2	0.750%	3.250%	4.000%

Total Debt	2,358.0
Less Current Portion	80.7

Total Long-Term Debt	$2,277.3

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

In accordance with the terms of the Credit Agreement, we have an obligation to make a mandatory excess cash flow prepayment offer of $59.7 million to the term loan lenders by April 13, 2015. We expect to satisfy this obligation prior to its due date by prepaying a corresponding portion of our Tranche B-1 Term Facility which is scheduled to mature in April 2016.

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

The Credit Agreement contains customary covenants including covenants that, in certain circumstances, restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. The WWI Credit Facility does not require us to meet any financial maintenance covenants and is guaranteed by certain of our existing and future subsidiaries. Substantially all of our assets secure the WWI Credit Facility. Under the terms of the Credit Agreement, depending on our Consolidated Leverage Ratio, we are obligated to offer to prepay the Term Facilities in an aggregate amount determined by our excess cash flow (as defined in the Credit Agreement).

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

The following table summarizes our future contractual obligations as of the end of fiscal 2014:

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(in millions)
		(Restated)	(Restated)
Long-Term Debt(1)
Principal	$2,358.0	$80.7	$271.8	$42.0	$1,963.5
Interest	462.5	94.5	167.9	161.2	38.9
Operating leases and non-cancelable agreements	238.0	41.6	60.7	33.0	102.7
Other long-term obligations(2)	11.0	0.7	0.8	0.6	8.9

Total	$3,069.5	$217.5	$501.2	$236.8	$2,114.0

(1)	Due to the fact that all of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2014 remains constant for all periods presented.
(2)	“Other long-term obligations” primarily consist of deferred rent costs. The provision for income tax contingencies included in other long-term liabilities on the consolidated balance sheet is not included in the table above due to the fact that the Company is unable to estimate the timing of payment for this liability.

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate. We believe that cash flows from operating activities, together with borrowings available under our Revolver, will provide sufficient liquidity for the next 12 months to fund currently anticipated capital expenditure and working capital requirements, as well as debt service requirements, including our $59.7 million excess cash flow obligation and the April 2016 debt maturity obligation.

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

This information is incorporated by reference to our consolidated financial statements on pages F-1 through F-34 and our financial statement schedule on page S-1, including the report thereon of PricewaterhouseCoopers LLP on page F-2.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (“CEO”) and principal financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 3, 2015. At the time of the filing of our Annual Report on Form 10-K for the year ended January 3, 2015 on March 4, 2015, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of January 3, 2015. Subsequent to that evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective as of January 3, 2015 due to the material weakness in internal control over financial reporting related to the accounting for certain franchise rights acquired discussed below.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting (as restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2015, the end of fiscal 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management, under the supervision and with the participation of our CEO and CFO, concluded that, as of January 3, 2015, our internal control over financial reporting was not effective based on those criteria due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain effective controls over the accounting for certain franchise rights acquired. Specifically, while the Company did design a control to assess the useful life of the franchise rights acquired, the design of that control did not result in the appropriate application of GAAP with respect to those franchise rights for which the agreements were not explicitly perpetual. The Company adopted a policy of valuing and recording franchise rights acquired in connection with franchise agreements that have a renewal term at the option of the franchisee as having an indefinite life. The Company should have valued those rights based on the remaining contractual period (i.e., the period from the date of acquisition to the date of the next automatic renewal) and ascribed a life to those rights for the same period. This control deficiency resulted in a misstatement of amounts allocated between Franchise Rights Acquired and Goodwill which ultimately led to the improper recording of an indefinite-lived impairment charge. The reversal of this indefinite-lived intangible impairment charge resulted in the restatement of the Company’s financial statements for the year ended January 3, 2015. Additionally, in the event the Company were to continue to apply the incorrect policy discussed above with respect to franchise rights acquired in the future, this control deficiency could result in further misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company has determined that this control deficiency constitutes a material weakness.

In Management’s Annual Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended January 3, 2015, our management previously concluded that we maintained effective internal control over financial reporting as of January 3, 2015. Management subsequently concluded that the material weakness described above existed as of January 3, 2015. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of January 3, 2015, based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of January 3, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2.

Remediation Plan

The Company is remediating this material weakness by revising, clarifying and implementing accounting policies and controls related to the accounting for franchise rights acquired in instances in which the terms of those agreements are not explicitly perpetual. Franchise acquisitions and the accounting thereon will be subject to ongoing senior management review and oversight by the Audit Committee of our Board of Directors. Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, with respect to franchise rights acquired, management may execute additional measures to address this material weakness or modify the remediation plan described above, and will continue to review and make necessary changes to the overall design of its internal controls.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of January 3, 2015:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3) (c)
Equity compensation plans approved by security holders	4,088,151	$24.42	2,451,603
Equity compensation plans not approved by security holders	—	—	—

Total	4,088,151	$24.42	2,451,603

(1)	Consists of 3,249,901 shares of our common stock issuable upon the exercise of outstanding options awarded under our 2014 Stock Incentive Plan, or 2014 Plan, our 2008 Stock Incentive Plan, or 2008 Plan, our 2004 Stock Incentive Plan, or 2004 Plan, and our 1999 Stock Purchase and Option Plan, or 1999 Plan, and 838,250 shares of our common stock issuable upon the vesting of restricted stock units awarded under our 2014 Plan, 2008 Plan and 2004 Plan.
(2)	Includes weighted average exercise price of outstanding stock options of $30.72 and restricted stock units of $0.
(3)	Consists of shares of our common stock issuable under our 2014 Plan pursuant to various awards the Compensation and Benefits Committee may make, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, restricted stock and other equity-based awards. Our 1999 Plan terminated on December 16, 2009 pursuant to its terms and in connection with such termination no additional securities can be issued under the plan. In connection with the approval of our 2014 Plan on May 6, 2014, the 2014 Plan replaced the 2004 Plan and the 2008 Plan with respect to prospective equity grants.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Weight Watchers International, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of Weight Watchers International, Inc. and its subsidiaries (the “Company”) at January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of January 3, 2015. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the accounting for certain franchise rights acquired existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for certain franchise rights acquired existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2014 consolidated financial statements to correct an error.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 4, 2015, except for the effects of the corrections discussed in Note 3 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Annual Report on Internal Control Over Financial Reporting, as to which the date is May 13, 2015.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	January 3, 2015	December 28, 2013
	(Restated)	(Revised)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$301,212	$174,557
Receivables (net of allowances: January 3, 2015 - $3,287 and December 28, 2013 - $3,477)	31,960	36,248
Inventories	32,382	40,939
Deferred income taxes	23,744	24,457
Prepaid expenses and other current assets	36,367	39,524

TOTAL CURRENT ASSETS	425,665	315,725
Property and equipment, net	74,650	87,052
Franchise rights acquired	760,883	768,557
Goodwill	168,279	144,567
Trademarks and other intangible assets, net	68,115	45,297
Deferred financing costs, net	32,742	42,046
Other noncurrent assets	4,306	2,682

TOTAL ASSETS	$1,534,640	$1,405,926

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$80,728	$30,000
Accounts payable	52,411	45,496
Salaries and wages payable	64,785	65,810
Accrued marketing and advertising	20,540	15,509
Accrued interest	22,965	22,776
Other accrued liabilities	81,653	82,321
Derivative payable	42,423	7,578
Deferred revenue	66,190	76,330

TOTAL CURRENT LIABILITIES	431,695	345,820
Long-term debt	2,277,272	2,358,000
Deferred income taxes	176,278	163,042
Other	16,883	15,669

TOTAL LIABILITIES	2,902,128	2,882,531
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	5,553	0
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 112,195 shares issued at January 3, 2015 and 111,988 shares issued at December 28, 2013	0	0
Treasury stock, at cost, 55,485 shares at January 3, 2015 and 55,562 shares at December 28, 2013	(3,253,597)	(3,256,406)
Retained earnings	1,900,506	1,771,284
Accumulated other comprehensive (loss) income	(19,950)	8,517

TOTAL DEFICIT	(1,373,041)	(1,476,605)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,534,640	$1,405,926

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	January 3, 2015	December 28, 2013	December 29, 2012
	(53 weeks)	(52 weeks)	(52 weeks)
	(Restated)	(Revised)
Service Revenues, net	$1,181,945	$1,360,761	$1,425,065
Product sales and other, net	297,971	363,362	414,367

Revenues, net	1,479,916	1,724,123	1,839,432

Cost of services	535,320	558,451	559,325
Cost of product sales and other	142,045	164,560	186,289

Cost of revenues	677,365	723,011	745,614

Gross profit	802,551	1,001,112	1,093,818
Marketing expenses	262,258	295,628	353,673
Selling, general and administrative expenses	240,979	247,732	229,340

Operating income	299,314	457,752	510,805
Interest expense	122,984	103,108	90,537
Other expense, net	3,206	599	1,979
Gain on Brazil acquisition	(10,540)	0	0
Early extinguishment of debt	0	21,685	1,328

Income before income taxes	183,664	332,360	416,961
Provision for income taxes	65,931	129,618	159,535

Net income	117,733	202,742	257,426
Net loss attributable to the noncontrolling interest	54	0	0

Net income attributable to Weight Watchers International, Inc.	$117,787	$202,742	$257,426

Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$2.08	$3.61	$4.27

Diluted	$2.08	$3.60	$4.23

Weighted average common shares outstanding
Basic	56,607	56,144	60,294

Diluted	56,705	56,394	60,923

Dividends declared per common share	$0.00	$0.53	$0.70

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	January 3, 2015	December 28, 2013	December 29, 2012
	(53 weeks) (Restated)	(52 weeks) (Revised)	(52 weeks)
Net income	$117,733	$202,742	$257,426
Other comprehensive loss:
Foreign currency translation adjustments	(19,167)	(10,363)	763
Income tax effect on foreign currency translation adjustments	7,475	4,022	(225)

Foreign currency translation adjustments, net of taxes	(11,692)	(6,341)	538

Changes in (loss) gain on derivatives	(28,283)	3,277	11,016
Income tax effect on changes in (loss) gain on derivatives	11,030	(1,278)	(4,296)

Changes in (loss) gain on derivatives, net of taxes	(17,253)	1,999	6,720

Total other comprehensive loss	(28,945)	(4,342)	7,258

Comprehensive income	88,788	198,400	264,684
Less: Net loss attributable to the noncontrolling interest	54	0	0
Less: Foreign currency translation adjustments, net of taxes attributable to the noncontrolling interest	478	0	0

Comprehensive loss attributable to the noncontrolling interest	532	0	0

Comprehensive income attributable to Weight Watchers International, Inc.	$89,320	$198,400	$264,684

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

		Weight Watchers International, Inc.
	Redeemable Noncontrolling Interest	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
		Shares	Amount	Shares	Amount
Balance at December 31, 2011	$0	111,988	$0	38,390	$(1,793,983)	$5,601	$1,378,616	$(409,766)
Comprehensive Income	0					7,258	257,426	264,684
Issuance of treasury stock under stock plans				(435)	16,341		(5,678)	10,663
Tax benefit of restricted stock units vested and stock options exercised							3,408	3,408
Cash dividends declared							(39,104)	(39,104)
Purchase of treasury stock				18,279	(1,498,902)			(1,498,902)
Tender Offer fees					(5,287)			(5,287)
Compensation expense on share-based awards							8,845	8,845

Balance at December 29, 2012	$0	111,988	$0	56,234	$(3,281,831)	$12,859	$1,603,513	$(1,665,459)

Comprehensive Income (Revised)	0					(4,342)	202,742	198,400
Issuance of treasury stock under stock plans				(672)	25,425		(10,304)	15,121
Tax benefit of restricted stock units vested and stock options exercised							537	537
Cash dividends declared							(29,459)	(29,459)
Compensation expense on share-based awards							4,255	4,255

Balance at December 28, 2013 (Revised)	$0	111,988	$0	55,562	$(3,256,406)	$8,517	$1,771,284	$(1,476,605)

Comprehensive Income (Restated)	(532)					(28,467)	117,787	89,320
Issuance of treasury stock under stock plans				(77)	2,809		(2,559)	250
Tax benefit of restricted stock units vested and stock options exercised							(788)	(788)
Cash dividends							42	42
Compensation expense on share-based awards							10,533	10,533
Acquisition of Wello		207					4,207	4,207
Acquisition of Additional Equity Interest in Brazil	6,157
Distribution to noncontrolling interest	(75)
Other	3

Balance at January 3, 2015 (Restated)	$5,553	112,195	$0	55,485	$(3,253,597)	$(19,950)	$1,900,506	$(1,373,041)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	January 3, 2015	December 28, 2013	December 29, 2012
	(53 Weeks) (Restated)	(52 Weeks) (Revised)	(52 Weeks)
Operating activities:
Net income	$117,733	$202,742	$257,426
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	49,234	47,909	36,640
Amortization of deferred financing costs	9,305	7,672	7,070
Impairment of intangible and long-lived assets	652	5,426	0
Share-based compensation expense	10,533	4,255	8,845
Deferred tax provision	29,099	34,358	26,765
Allowance for doubtful accounts	99	596	(1,067)
Reserve for inventory obsolescence	11,822	9,580	10,491
Foreign currency exchange rate loss / (gain)	2,984	659	(722)
Gain on Brazil acquisition	(10,540)	0	0
Loss on disposal of assets	171	1,417	590
Loss on investment	0	0	2,697
Early extinguishment of debt	0	21,685	1,328
Other items, net	(184)	0	0
Changes in cash due to:
Receivables	3,777	345	5,870
Inventories	(3,218)	(2,226)	(1,341)
Prepaid expenses	1,341	1,037	(639)
Accounts payable	7,807	(3,607)	(11,794)
UK self-employment liability	0	(7,272)	(37,441)
Accrued liabilities	10,361	4,988	28,042
Deferred revenue	(7,915)	(10,521)	1,539
Income taxes	(1,442)	4,473	2,408

Cash provided by operating activities	231,619	323,516	336,707

Investing activities:
Capital expenditures	(9,097)	(40,657)	(48,807)
Capitalized software expenditures	(42,589)	(21,277)	(29,926)
Cash paid for acquisitions	(16,678)	(83,825)	(30,400)
Other items, net	(628)	411	(323)

Cash used for investing activities	(68,992)	(145,348)	(109,456)

Financing activities:
Proceeds from new term loans	0	2,400,000	1,449,397
Net borrowings/(payments) on revolver	0	70,000	30,000
Payments on long-term debt	(30,000)	(2,488,364)	(124,833)
Payment of dividends	(80)	(29,571)	(51,961)
Payments to acquire treasury stock	0	0	(1,504,189)
Deferred financing costs	0	(44,817)	(26,248)
Proceeds from stock options exercised	658	16,187	12,688
Tax benefit of restricted stock units vested and stock options exercised	1	2,132	4,026

Cash used for financing activities	(29,421)	(74,433)	(211,120)

Effect of exchange rate changes on cash and cash equivalents and other	(6,551)	607	885

Net increase in cash and cash equivalents	126,655	104,342	17,016
Cash and cash equivalents, beginning of fiscal year	174,557	70,215	53,199

Cash and cash equivalents, end of fiscal year	$301,212	$174,557	$70,215

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

As further discussed in Note 4, (1) as a result of the acquisition of an additional equity interest in Vigilantes do Peso Marketing Ltda. (“VPM”) in March 2014, the Company gained a direct controlling financial interest in VPM and has therefore begun consolidating this entity as of the date of acquisition; and (2) as a result of the acquisition of Knowplicity, Inc., d/b/a Wello, in April 2014, Wello became a wholly owned subsidiary of the Company and the Company began to consolidate the entity as of the date of acquisition.

Liquidity:

The Company has a $291,000 debt maturity obligation with respect to its Tranche B-1 Term Facility (defined hereafter), of which $59,728 is due by April 13, 2015 in connection with the Company’s obligation to make a mandatory excess cash flow prepayment offer and the remaining obligation is due April 2016. Based upon the Company’s cash on hand of $301,212 as of January 3, 2015 and its 2015 forecasted cash flow, the Company believes that it will maintain sufficient liquidity to meet this obligation. In addition, the Company has access to the unused portion of its revolving credit facility of $48,181 and has the ability, if necessary, to delay investments or reduce marketing spend. Notwithstanding the foregoing, depending on future developments, there can be no assurance that the Company will meet this obligation.

2.	Summary of Significant Accounting Policies

Fiscal Year:

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal year 2014 contained 53 weeks and fiscal years 2013 and 2012 each contained 52 weeks. In 2014, when the Company realigned its organizational structure and changed the determination of its reportable segments, the Company’s Online business accordingly changed its fiscal year end to be the same as the Company’s fiscal year end, which did not have a material effect on the consolidated financial statements. See Note 15 for further information on the Company’s reportable segments. In fiscal years 2013 and 2012, the Company’s Online business’ fiscal year ended on December 31st of each year. This difference in fiscal years did not have a material effect on the consolidated financial statements.

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

Franchise Rights Acquired, Goodwill and Other Intangible Assets:

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years or, in the case of amortizable franchise rights acquired, over the remaining contractual period, which is generally less than one year.

The Company reviews goodwill and other indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, for potential impairment on at least an annual basis or more often if events so require. The Company performed fair value impairment testing as of the end of fiscal 2014 and fiscal 2013 on its goodwill and other indefinite-lived intangible assets.

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. The Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Canada, Brazil, and other countries at January 3, 2015 were $89,228, $45,383, $23,023 and $10,645, respectively, totaling $168,279.

In performing the impairment analysis for the Company’s indefinite-lived franchise rights acquired, the fair value for the Company’s franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for its franchise rights related to its meetings business and a relief from royalty methodology for its franchise rights related to its Online business. The estimated fair value is then compared to the carrying value of the unit of accounting for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing annual impairment to be the combination of the rights in the meetings and Online businesses in the country in which the acquisitions have occurred. The values of these franchise rights in the United States, Canada, United Kingdom, Australia, New Zealand and other countries at January 3, 2015 were $675,515, $57,579, $13,138, $7,272, $5,449 and $1,930, respectively, totaling $760,883.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In performing the impairment analysis for the fiscal year ended January 3, 2015, the Company determined that the carrying amounts of its franchise rights acquired with indefinite lives did not exceed their respective fair values as of the end of fiscal 2014, and therefore, no impairment existed. In performing the impairment analysis for the fiscal year ended December 28, 2013, the Company determined that, based on the fair values calculated, the carrying amounts of the indefinite-lived franchise rights acquired related to its Mexico and Hong Kong operations exceeded their respective fair values as of the end of fiscal 2013 and recorded impairment charges of $935 and $231, respectively, for such rights. The Company determined that the carrying amounts of the remainder of the franchise rights acquired with indefinite lives did not exceed their respective fair values as of the end of fiscal 2013, and therefore, no other impairment existed.

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

Deferred Financing Costs:

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. During the fiscal year ended January 3, 2015, the Company wrote-off deferred financing fees of approximately $1,583 in connection with amending its Credit Agreement (as defined in Note 7). During the fiscal year ended December 28, 2013, the Company incurred fees of $44,817 associated with the refinancing of the WWI Credit Facility (as defined in Note 7). The Company wrote-off fees in connection with this refinancing which resulted in the Company recording a charge of $21,685 in early extinguishment of debt. During the fiscal year ended December 29, 2012, the Company incurred deferred financing costs of $26,248 associated with the Tender Offer (as defined in Note 8). The Company wrote-off fees in connection with the Tender Offer which resulted in the Company recording a charge of $1,328 in early extinguishment of debt. Amortization expense for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012 was $9,305, $7,672 and $7,070, respectively.

Accumulated Other Comprehensive (Loss) Income:

The Company’s accumulated other comprehensive (loss) income includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations. At January 3, 2015 and December 28, 2013, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was $(21,856) and $(4,603), respectively. At January 3, 2015 and December 28, 2013, the cumulative balance of the effects of foreign currency translations, net of taxes, was $1,906 and $13,120, respectively.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. Restatement of Financial Statements

On May 4, 2015, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded that the Company’s previously issued consolidated financial statements for the fiscal year ended January 3, 2015 (“fiscal 2014”) as contained in the Company’s Annual Report on Form 10-K for fiscal 2014, as filed on March 4, 2015 (the “Original Filing”), should be restated with respect to the accounting for certain franchise rights acquired. Based on discussions with the Staff of the Securities and Exchange Commission regarding the Company’s accounting of its franchise rights acquired, the Company determined that, subsequent to the fiscal 2009 adoption of ASC 350-30-35-2, franchise rights acquired in connection with franchise agreements that have a renewal term at the option of the franchisee should be accounted for as definite-lived assets. Previously these acquired franchise rights were accounted for as indefinite-lived assets based on the franchisee’s ability to elect indefinitely to renew the franchise rights. After this correction, the value of these rights and the amortization period thereon will contemplate the remainder of the contractual term from the date of acquisition without giving any effect to the franchisee’s renewal rights.

As a result, the value previously assigned to the impacted franchise rights was reduced and the resulting difference was re-allocated to goodwill. This re-allocation in value also resulted in the Company reversing the $26,057 impairment charge previously recorded in the fourth quarter of fiscal 2014 with respect to its franchise rights acquired because of a difference in methodologies for impairment testing of franchise rights acquired and goodwill. Accordingly, the Company’s Balance Sheet as of January 3, 2015 reflects a reduction in Franchise rights acquired of $38,912 and an increase in Goodwill of $61,459. The Company’s Statement of Income for the year ended January 3, 2015 reflects an increase in Income before income taxes and Net income attributable to Weight Watchers International, Inc. of $26,057 and $19,140, respectively.

The Company’s consolidated Balance Sheet as of January 3, 2015 was also revised to correct the previously disclosed immaterial misclassification of $56,728 of the Company’s $2,358,000 of total debt. This revision resulted in an additional $56,728 being reflected as a portion of long-term debt due within one year as a result of the calculation of the Company’s excess cash flow under the Credit Agreement, dated as of April 2, 2013, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, and The Bank of Nova Scotia, as revolving agent, swingline lender and an issuing bank.

In addition, the Company also recorded other miscellaneous adjustments as part of this restatement that are either related to the aforementioned or were previously identified but determined to be immaterial.

The correction of the aforementioned errors impacts the Company’s previously filed consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows as set forth in the Original Filing as follows:

	Consolidated Balance Sheet at January 3, 2015
	As Reported	Adjustments	As Restated
Restated Consolidated Balance Sheet
Prepaid expenses and other current assets	$38,430	$(2,063)	$36,367
Total Current Assets	427,728	(2,063)	425,665
Franchise rights acquired	799,795	(38,912)	760,883
Goodwill	106,820	61,459	168,279
Other noncurrent assets	5,337	(1,031)	4,306
Total Assets	1,515,187	19,453	1,534,640
Portion of long-term debt due within one year	24,000	56,728	80,728
Accounts payable	54,474	(2,063)	52,411
Total Current Liabilities	377,030	54,665	431,695
Long-term debt	2,334,000	(56,728)	2,277,272
Deferred income taxes	171,529	4,749	176,278
Total Liabilities	2,899,442	2,686	2,902,128
Retained earnings	1,883,349	17,157	1,900,506
Accumulated other comprehensive loss	(19,560)	(390)	(19,950)
Total Deficit	(1,389,808)	16,767	(1,373,041)
Total Liabilities and Total Deficit	1,515,187	19,453	1,534,640

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Consolidated Balance Sheet at December 28, 2013
Revised Consolidated Balance Sheet	As Reported	Adjustments	As Revised
Franchise rights acquired	$836,835	$(68,278)	$768,557
Goodwill	79,294	65,273	144,567
Total Assets	1,408,931	(3,005)	1,405,926
Deferred income taxes	164,064	(1,022)	163,042
Total Liabilities	2,883,553	(1,022)	2,882,531
Retained earnings	1,773,267	(1,983)	1,771,284
Total Deficit	(1,474,622)	(1,983)	(1,476,605)
Total Liabilities and Total Deficit	1,408,931	(3,005)	1,405,926

	Consolidated Statement of Income
	For the Fiscal Year Ended January 3, 2015
	As Reported	Adjustments	As Restated
	(53 weeks)	(53 weeks)	(53 weeks)
Restated Consolidated Statement of Income
Indefinite-lived intangible impairments	$26,057	$(26,057)	$0
Operating income	273,257	26,057	299,314
Income before income taxes	157,607	26,057	183,664
Provision for income taxes	59,014	6,917	65,931
Net income	98,593	19,140	117,733
Net income attributable to Weight Watchers International, Inc.	98,647	19,140	117,787
Basic Earnings Per Share	$1.74	$0.34	$2.08
Diluted Earnings Per Share	$1.74	$0.34	$2.08

	Consolidated Statement of Income
	For the Fiscal Year Ended December 28, 2013
	As Reported	Adjustments	As Revised
	(52 weeks)	(52 weeks)	(52 weeks)
Revised Consolidated Statement of Income
Selling, general and administrative expenses	$243,561	$4,171	$247,732
Indefinite-lived intangible impairments	1,166	(1,166)	0
Operating income	460,757	(3,005)	457,752
Income before income taxes	335,365	(3,005)	332,360
Provision for income taxes	130,640	(1,022)	129,618
Net income	204,725	(1,983)	202,742
Net income attributable to Weight Watchers International, Inc.	204,725	(1,983)	202,742
Basic Earnings Per Share	$3.65	$(0.04)	$3.61
Diluted Earnings Per Share	$3.63	$(0.04)	$3.60

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Consolidated Statement of Cash Flows
	For the Fiscal Year Ended January 3, 2015
	As Reported	Adjustments	As Restated
	(53 Weeks)	(53 Weeks)	(53 Weeks)
Restated Consolidated Statement of Cash Flows
Net income	$98,593	$19,140	$117,733
Impairment of intangible and long-lived assets	26,709	(26,057)	652
Deferred tax provision	22,182	6,917	29,099
Prepaid expenses	(722)	2,063	1,341
Accounts payable	9,870	(2,063)	7,807

	Consolidated Statement of Cash Flows
	For the Fiscal Year Ended December 28, 2013
	As Reported	Adjustments	As Revised
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Revised Consolidated Statement of Cash Flows
Net income	$204,725	$(1,983)	$202,742
Depreciation and amortization	44,904	3,005	47,909
Deferred tax provision	35,380	(1,022)	34,358

4.	Acquisitions of Franchisees, Additional Equity Interest in Brazil and Wello and Shutdown of China Operations

As a result of the restatement, as described further in Note 3 “Restatement of Financial Statements”, the values ascribed to goodwill and franchise rights acquired for certain acquisitions of franchisees have been restated.

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

On September 10, 2012, the Company acquired substantially all of the assets of its Southeastern Ontario and Ottawa, Canada franchisee, Slengora Limited, for a net purchase price of $16,755 plus assumed liabilities of $245. The total purchase price has been allocated to franchise rights acquired ($42), goodwill ($16,608), customer relationship value ($180), fixed assets ($81), inventory ($66) and prepaid expenses ($23). The franchise rights acquired were amortized over a four month useful life.

On November 2, 2012, the Company acquired substantially all of the assets of its Adirondacks franchisee, Weight Watchers of the Adirondacks, Inc., for a purchase price of $3,400. The total purchase price has been allocated to franchise rights acquired ($2,216), goodwill ($1,156), customer relationship value ($37), inventory ($29) and prepaid expenses ($10) offset by deferred revenue of $48.

On December 20, 2012, the Company acquired substantially all of the assets of its Memphis, Tennessee franchisee, Weight Watchers of the Mid-South, Inc., for a purchase price of $10,000. The total purchase price has been allocated to franchise rights acquired ($1,306), goodwill ($8,551), customer relationship value ($209), inventory ($35), receivables ($9) and fixed assets ($4) offset by deferred revenue of $114. The franchise rights acquired were amortized over a twelve month useful life.

On March 4, 2013, the Company acquired substantially all of the assets of its Alberta and Saskatchewan, Canada franchisees, Weight Watchers of Alberta Ltd. and Weight Watchers of Saskatchewan Ltd., for an aggregate purchase price of $35,000. The total purchase price has been allocated to franchise rights acquired ($1,135), goodwill ($34,124), customer relationship value ($473), inventory ($218), fixed assets ($182) and prepaid expenses ($3) offset by deferred revenue of $1,135. The franchise rights acquired were amortized over a ten month useful life.

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

On July 22, 2013, the Company acquired substantially all of the assets of its Columbus, Ohio franchisee, Weight Watchers of Columbus, Inc., for a net purchase price of $23,357 plus assumed liabilities of $143 and its Reno, Nevada franchisee, Weight Watchers of Northern Nevada, Inc., for a net purchase price of $3,969 plus assumed liabilities of $31. The aggregate total purchase price has been allocated to franchise rights acquired ($3,314), goodwill ($23,549), customer relationship value ($494), fixed assets ($116) and inventory ($27). The franchise rights acquired for the Columbus, Ohio franchise purchase were amortized over a five month useful life.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On October 28, 2013, the Company acquired substantially all of the assets of its Manitoba, Canada franchisee, Weight Watchers of Manitoba Ltd., for a net purchase price of $5,197 plus assumed liabilities of $28 and its Franklin and St. Lawrence Counties, New York franchisee, Weight Watchers of Franklin and St. Lawrence Counties Inc., for a net purchase price of $274 plus assumed liabilities of $1. The total purchase price of the Manitoba, Canada franchisee has been allocated to franchise rights acquired ($28), goodwill ($4,946), customer relationship value ($249), inventory ($1) and prepaid expenses ($1). The franchise rights acquired were amortized over a two month useful life. The total purchase price of the Franklin and St. Lawrence Counties, New York franchisee has been allocated to franchise rights acquired ($38), goodwill ($223), customer relationship value ($13) and prepaid expenses ($1). The franchise rights acquired were amortized over a nine month useful life.

The weighted-average amortization period of the customer relationships acquired in the above acquisitions was approximately 15 weeks. Due to the short-term nature of this asset, its estimated fair value has been recorded as a component of prepaid expenses and other current assets. The acquisitions resulted in goodwill related to, among other things, expected synergies in operations. The goodwill recorded in connection with these acquisitions represents the intangible assets that did not qualify for separate recognition in the financial statements. The Company expects that substantially all of the goodwill recorded in connection with the above acquisitions will be deductible for tax purposes. The effect of these franchise acquisitions was not material to the Company’s consolidated financial position, results of operations, or operating cash flows in the periods presented.

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

5.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

The Company performed its annual impairment review of goodwill and other indefinite-lived intangible assets as of January 3, 2015 and December 28, 2013. As a result of this review, no impairment charges were recorded for the fiscal year ended January 3, 2015, and for the fiscal year ended December 28, 2013, the Company recorded a $1,166 franchise rights acquired impairment charge related to its Mexico and Hong Kong operations.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the fiscal year ended January 3, 2015, the change in the carrying value of indefinite-lived franchise rights acquired is due to the effect of exchange rate changes as follows:

(Restated)
Balance as of December 28, 2013	$768,557
Effect of exchange rate changes	(8,720)

Balance as of January 3, 2015	$759,838

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisition of the majority interest in VPM in the first quarter of fiscal 2014 and the acquisition of Wello in the second quarter of fiscal 2014. See Note 4 for further information on certain acquisitions. For the year ended January 3, 2015, the change in the carrying amount of goodwill is due to the VPM and Wello acquisitions and the effect of exchange rate changes as follows:

	North America	UK	CE	Other	Total
	(Restated)				(Restated)
Balance as of December 28, 2013	$132,972	$1,530	$8,345	$1,720	$144,567
Goodwill acquired during the period	6,204	0	0	26,257	32,461
Effect of exchange rate changes	(4,565)	(109)	(684)	(3,391)	(8,749)

Balance as of January 3, 2015	$134,611	$1,421	$7,661	$24,586	$168,279

The carrying values of finite-lived intangible assets as of January 3, 2015 and December 28, 2013 was as follows:

	January 3, 2015		December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Restated)	(Restated)	(Revised)	(Revised)
Capitalized software costs	$107,581	$72,590	$85,095	$62,418
Trademarks	10,836	10,213	10,691	9,955
Website development costs	95,717	63,405	69,660	48,060
Other	7,014	6,825	7,021	6,737

Trademarks and other intangible assets	$221,148	$153,033	$172,467	$127,170

Franchise rights acquired	4,735	3,690	3,005	3,005
Total finite-lived intangible assets	$225,883	$156,723	$175,472	$130,175

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $29,372, $27,567, and $17,796 for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. The franchise rights acquired related to the VPM acquisition are being amortized ratably over a 2 year period.

As described in Note 2, in fiscal 2013, the Company recorded an impairment charge of $1,235 for amortizable intangible assets related to the shutdown of its China operations and an impairment charge of $2,653 related to internal-use computer software that was not expected to provide substantive service potential.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

2015	$30,651
2016	$21,997
2017	$14,378
2018	$2,051
2019 and thereafter	$83

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.	Property and Equipment

The components of property and equipment were:

	January 3, 2015	December 28, 2013
Equipment	$124,788	$123,210
Leasehold improvements	79,496	77,771

	204,284	200,981
Less: Accumulated depreciation and amortization	(129,634)	(113,929)

	$74,650	$87,052

As described in Note 2, in fiscal 2013, the Company commenced the shutdown of its China operations and, as a result, recorded an impairment charge of $372 related to property, plant and equipment.

Depreciation and amortization expense of property and equipment for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012 was $20,635, $20,342 and $18,844, respectively.

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	January 3, 2015		December 28, 2013
	Balance	Effective Rate	Balance	Effective Rate
	(Restated)
Revolving Facility due April 2, 2018	$0	0.00%	$0	0.00%
Tranche B-1 Term Facility due April 2, 2016	294,750	3.12%	298,500	2.97%
Tranche B-2 Term Facility due April 2, 2020	2,063,250	3.96%	2,089,500	3.75%

Total Debt	2,358,000	3.86%	2,388,000	3.49%
Less Current Portion	80,728		30,000

Total Long-Term Debt	$2,277,272		$2,358,000

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In accordance with the terms of the Credit Agreement, the Company has an obligation to make a mandatory excess cash flow prepayment offer of $59,728 to the term loan lenders by April 13, 2015. The Company expects to satisfy this obligation prior to its due date by prepaying a corresponding portion of its Tranche B-1 Term Facility which is scheduled to mature in April 2016.

At January 3, 2015, the Company had $2,358,000 outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under the Revolving Facility. In addition, at January 3, 2015, the Revolving Facility had $1,819 in issued but undrawn letters of credit outstanding thereunder and $48,181 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

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

The Credit Agreement contains customary covenants including covenants that, in certain circumstances, restrict the Company’s ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell its assets and enter into consolidations, mergers and transfers of all or substantially all of its assets. The WWI Credit Facility does not require the Company to meet any financial maintenance covenants and is guaranteed by certain of the Company’s existing and future subsidiaries. Substantially all of the Company’s assets secure the WWI Credit Facility. Under the terms of the Credit Agreement, depending on the Company’s Consolidated Leverage Ratio, the Company is obligated to offer to prepay the Term Facilities in an aggregate amount determined by its excess cash flow (as defined in the Credit Agreement).

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

2015	$80,728
2016	250,772
2017	21,000
2018	21,000
2019	21,000
Thereafter	1,963,500

$2,358,000

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

The Tender Offer expired at midnight, New York time, on March 22, 2012, and on March 28, 2012 the Company repurchased 8,780 shares at a purchase price of $82.00 per share. On April 9, 2012, the Company repurchased 9,499 of Artal Holdings’ shares at a purchase price of $82.00 per share pursuant to the Purchase Agreement. In March 2012, the Company amended and extended the Company’s then-existing credit facility to finance these repurchases. See Note 7.

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

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended:

	January 3, 2015	December 28, 2013	December 29, 2012
	(Restated)	(Revised)
Numerator:
Net income attributable to Weight Watchers International, Inc.	$117,787	$202,742	$257,426

Denominator:
Weighted average shares of common stock outstanding	56,607	56,144	60,294
Effect of dilutive common stock equivalents	98	250	629

Weighted average diluted common shares outstanding	56,705	56,394	60,923

EPS attributable to Weight Watchers International, Inc.
Basic	$2.08	$3.61	$4.27

Diluted	$2.08	$3.60	$4.23

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 3,073, 1,285 and 536 for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

10.	Stock Plans

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 28, 2013	December 29, 2012
Dividend yield	0.8%	1.6%
Volatility	36.5%	35.5%
Risk-free interest rate	1.3% - 2.2%	1.0% -1.4%
Expected term (years)	6.5	6.5

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

	January 3, 2015	December 28, 2013
Dividend yield	0.0%	0.0%
Volatility	37.8%	36.5%
Risk-free interest rate	1.4% -1.8%	1.6%
Expected term (years)	5.0	5.0

A summary of all option activity under the Stock Plans for the year ended January 3, 2015 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs .)	Aggregate Intrinsic Value
Outstanding at December 28, 2013	2,213	$39.09
Granted	1,601	$21.73
Exercised	(28)	$23.76
Canceled	(536)	$38.78

Outstanding at January 3, 2015	3,250	$30.72	5.3	$522

Exercisable at January 3, 2015	415	$38.05	5.1	$113

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11.	Income Taxes

The following tables summarize the Company’s consolidated provision for US federal, state and foreign taxes on income:

	January 3, 2015	December 28, 2013	December 29, 2012
	(Restated)	(Revised)	(Revised)
Current:
US federal	$12,904	$60,030	$99,100
State	(131)	9,583	12,719
Foreign	24,059	25,647	20,951

	$36,832	$95,260	$132,770

Deferred:
US federal	$25,162	$30,513	$24,009
State	2,876	3,487	2,744
Foreign	1,061	358	12

	$29,099	$34,358	$26,765

Total tax provision	$65,931	$129,618	$159,535

The components of the Company’s consolidated income before income taxes consist of the following:

	January 3, 2015	December 28, 2013	December 29, 2012
	(Restated)	(Revised)	(Revised)
Domestic	$88,024	$248,637	$329,447
Foreign	95,640	83,723	87,514

	$183,664	$332,360	$416,961

The difference between the US federal statutory tax rate and the Company’s consolidated effective tax rate is as follows:

	January 3, 2015	December 28, 2013	December 29, 2012
	(Restated)	(Revised)
US federal statutory rate	35.0%	35.0%	35.0%
Federal and state tax reserve provision	0.4	(0.1)	0.2
States income taxes (net of federal benefit)	1.3	2.7	2.6
Foreign taxes	(0.6)	0.4	(0.3)
Increase in valuation allowance	1.7	0.9	0.7
Loss on closure of China	(2.1)	0.0	0.0
Other	0.2	0.1	0.1

Effective tax rate	35.9%	39.0%	38.3%

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The deferred tax assets and liabilities recorded on the Company’s consolidated balance sheets are as follows:

	January 3, 2015	December 28, 2013
	(Restated)	(Revised)
Provision for estimated expenses	$7,863	$8,593
Operating loss carryforwards	37,746	40,587
Salaries and wages	9,567	6,238
Share-based compensation	6,653	4,705
Other	6,922	6,562
Other comprehensive income	13,060	0
Less: valuation allowance	(34,640)	(36,372)

Total deferred tax assets	$47,171	$30,313

Depreciation	$(6,482)	$(6,381)
Other comprehensive income	0	(5,446)
Other	(3,123)	(1,046)
Amortization	(188,745)	(156,025)

Total deferred tax liabilities	$(198,350)	$(168,898)

Net deferred tax liabilities	$(151,179)	$(138,585)

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

12.	Employee Benefit Plans

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

13.	Cash Flow Information

	January 3, 2015	December 28, 2013	December 29, 2012
Net cash paid during the year for:

Interest expense	$107,296	$88,860	$68,808
Income taxes	$35,232	$87,071	$133,131
Noncash investing and financing activities were as follows:

Fair value of net assets/(liabilities) acquired inconnection with acquisitions	$359	$(175)	$0

Dividends declared but not yet paid at year-end	$0	$177	$289

14.	Commitments and Contingencies

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

15.	Segment and Geographic Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Net Income for the Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
	(Restated)	(Revised)
Segment operating income:
North America	$250,282	$403,104	$437,379
United Kingdom	29,187	34,429	63,320
Continental Europe	79,282	66,273	38,714
Other	13,676	13,774	22,690

Total segment operating income	372,427	517,580	562,103
General corporate expenses	(73,113)	(59,828)	(51,298)
Interest expense	122,984	103,108	90,537
Other expense, net	3,206	599	1,979
Gain on Brazil acquisition	(10,540)	0	0
Early extinguishment of debt	—	21,685	1,328
Provision for taxes	65,931	129,618	159,535

Net income	117,733	202,742	257,426
Net income attributable to noncontrolling interest	54	0	0

Net income attributable to Weight Watchers International, Inc.	$117,787	$202,742	$257,426

	Depreciation and Amortization for the Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
		(Revised)
North America	$34,654	$35,928	$26,808
United Kingdom	1,158	1,269	1,159
Continental Europe	2,356	2,222	2,182
Other	2,144	1,965	2,068

Total segment depreciation and amortization	40,312	41,384	32,217
General corporate depreciation and amortization	18,227	14,197	11,493

Depreciation and amortization	$58,539	$55,581	$43,710

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of January 3, 2015 and December 28, 2013, the fair value of the Company’s long-term debt was approximately $1,888,051 and $2,169,908, respectively. As of January 3, 2015 and December 28, 2013, the book value of the Company’s long-term debt was approximately $2,358,000 and $2,388,000, respectively.

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

17.	Derivative Instruments and Hedging

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

18.	Accumulated Other Comprehensive Income

Amounts reclassified out of accumulated other comprehensive income are as follows:

Changes in Accumulated Other Comprehensive Income by Component(a)

	Fiscal Year Ended January 3, 2015
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
		(Restated)	(Restated)
Beginning Balance at December 28, 2013	$(4,603)	$13,120	$8,517

Other comprehensive loss before reclassifications, net of tax	(21,775)	(11,692)	(33,467)
Amounts reclassified from accumulated other comprehensive income, net of tax(b)	4,522	0	4,522

Net current period other comprehensive loss including noncontrolling interest	(17,253)	(11,692)	(28,945)

Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	478	478

Ending Balance at January 3, 2015	$(21,856)	$1,906	$(19,950)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

	Fiscal Year Ended December 28, 2013
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
Beginning Balance at December 29, 2012	$(6,602)	$19,461	$12,859

Other comprehensive loss before reclassifications, net of tax	(4,124)	(6,341)	(10,465)
Amounts reclassified from accumulated other comprehensive income, net of tax(b)	6,123	0	6,123

Net current period other comprehensive loss	1,999	(6,341)	(4,342)

Ending Balance at December 28, 2013	$(4,603)	$13,120	$8,517

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Income(a)

	Fiscal Year Ended
	January 3, 2015	December 28, 2013
Details about Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(7,413)	$(10,037)	Interest expense

	(7,413)	(10,037)	Income before income taxes
	2,891	3,914	Provision for income taxes

	$(4,522)	$(6,123)	Net income

(a)	Amounts in parentheses indicate debits to profit / loss

19.	Restructuring Charges

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

For the fiscal year ended January 3, 2015, the reconciliation of the liability balance for these restructuring charges was as follows:

Balance as of December 28, 2013	$0
Provision	11,840
Payments	(9,270)

Balance as of January 3, 2015	$2,570

The Company expects the $2,570 liability as of January 3, 2015 to be paid in fiscal 2015.

20.	Quarterly Financial Information (Unaudited)

The unaudited quarterly financial data presented below has been restated for the fiscal quarter ended January 3, 2015 and revised for each of the fiscal quarters for the fiscal year ended December 28, 2013, due to a correction in the Company’s accounting for certain of its franchise rights acquired, as described more fully in Note 3—“Restatement of Financial Statements”.

	For the Fiscal Quarters Ended
	March 29, 2014	June 28, 2014	September 27, 2014	January 3, 2015
				(Restated)
Fiscal year ended January 3, 2015
Revenues, net	$409,358	$397,547	$345,184	$327,827
Gross profit	222,900	225,814	187,567	166,270
Operating income	51,053	114,564	91,394	42,303
Net income attributable to the Company	21,531	54,002	37,892	4,362
Basic EPS	$0.38	$0.95	$0.67	$0.08
Diluted EPS	$0.38	$0.95	$0.67	$0.08

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Fiscal Quarters Ended
	March 30, 2013	June 29, 2013	September 28, 2013	December 28, 2013
	(Revised)	(Revised)	(Revised)	(Revised)
Fiscal year ended December 28, 2013
Revenues, net	$490,790	$470,888	$396,334	$366,111
Gross profit	283,637	283,715	231,980	201,780
Operating income	102,637	153,309	123,670	78,135
Net income	48,440	64,467	59,697	30,138
Basic EPS	$0.87	$1.15	$1.06	$0.53

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

As discussed in further detail in Note 19, the Company recorded restructuring charges of $3,656 ($2,235 after tax), $6,498 ($3,964 after tax), $713 ($430 after tax) and $973 ($593 after tax) during the first, second, third and fourth quarters of fiscal 2014, respectively, in connection with employee termination benefit costs associated with its previously disclosed plan to restructure its organization, reducing gross profit, operating income, net income attributable to the Company and EPS all four quarters of fiscal 2014.

As discussed in further detail in Note 4, in the first quarter of fiscal 2014, net income and EPS were impacted by a $10,540 gain ($6,396 after tax), or $0.11 per fully diluted share, recognized in connection with the Brazil acquisition due to an adjustment of our previously held equity interest to fair value offset by a charge associated with the settlement of the royalty-free arrangement of the Brazilian partnership.

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

21.	Recently Issued Accounting Pronouncements

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
FISCAL YEAR ENDED JANUARY 3, 2015
Allowance for doubtful accounts	$3,477	$99	$0	$(289)	$3,287
Inventory and other reserves	$5,859	$11,822	$0	$(10,574)	$7,107
Tax valuation allowance	$36,372	$3,183	$0	$(4,915)	$34,640

FISCAL YEAR ENDED DECEMBER 28, 2013
Allowance for doubtful accounts	$3,447	$596	$0	$(566)	$3,477
Inventory and other reserves	$6,942	$9,580	$0	$(10,663)	$5,859
Tax valuation allowance	$31,015	$3,821	$2,429	$(893)	$36,372

FISCAL YEAR ENDED DECEMBER 29, 2012
Allowance for doubtful accounts	$5,315	$(1,067)	$26	$(827)	$3,447
Inventory and other reserves	$7,397	$10,491	$0	$(10,946)	$6,942
Tax valuation allowance	$25,781	$3,387	$2,322	$(475)	$31,015

(1)	Primarily represents the utilization of established reserves, net of recoveries, where applicable.

S-1

EXHIBIT INDEX

Exhibit Number	Description
**3.1	Amended and Restated Articles of Incorporation of Weight Watchers International, Inc. (filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A as filed on January 6, 2012 (File No. 001-16769), and incorporated herein by reference).

**3.2	Articles of Amendment to the Articles of Incorporation, as Amended and Restated, of Weight Watchers International, Inc. to Create a New Series of Preferred Stock Designated as Series B Junior Participating Preferred Stock, adopted as of November 14, 2001 (filed as Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A, as filed on January 6, 2012 (File No. 001-16769), and incorporated herein by reference).

**3.3	Amended and Restated Bylaws of Weight Watchers International, Inc., as of November 14, 2013 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed on November 18, 2013 (File No. 001-16769), and incorporated herein by reference).

**4.1	Specimen of stock certificate representing Weight Watchers International, Inc.’s common stock, no par value (filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A, as filed on January 6, 2012 (File No. 001-16769), and incorporated herein by reference).

**10.1	License Agreement, dated as of September 29, 1999, between WW Foods, LLC and Weight Watchers International, Inc. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, as filed on December 2, 1999 (File No. 333-92005), and incorporated herein by reference).

**10.2	LLC Agreement, dated as of September 29, 1999, between H.J. Heinz Company and Weight Watchers International, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, as filed on December 2, 1999 (File No. 333-92005), and incorporated herein by reference).

**10.3	Operating Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, as filed on December 2, 1999 (File No. 333-92005), and incorporated herein by reference).

†**10.4	1999 Stock Purchase and Option Plan of Weight Watchers International, Inc. and Subsidiaries (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 29, 2000, as filed on July 28, 2000 (File No. 000-03389), and incorporated herein by reference).

†**10.5	Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2004 (File No. 001-16769), and incorporated herein by reference).

†**10.6	Amendment to Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, as filed on August 11, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.7	Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2008 (File No. 001-16769), and incorporated herein by reference).

**10.8	Corporate Agreement, dated as of November 5, 2001, between Weight Watchers International, Inc. and Artal Luxembourg S.A. (filed as Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, as filed on November 9, 2001 (File No. 333-69362), and incorporated herein by reference).

**10.9	Amendment, dated as of July 1, 2005, to the Corporate Agreement, dated as of November 5, 2001, by and between Weight Watchers International, Inc. and Artal Luxembourg S.A. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, as filed on August 11, 2005 (File No. 001-16769), and incorporated herein by reference).

**10.10	Registration Rights Agreement, dated as of September 29, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and Artal Luxembourg S.A. (filed as Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed on October 29, 2001 (File No. 333-69362), and incorporated herein by reference).

†**10.11	Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (Chief Executive Officer, Chief Financial Officer and General Counsel) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, as filed on August 11, 2011 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
†**10.12	Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (certain executive officers) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, as filed on August 11, 2011 (File No. 001-16769), and incorporated herein by reference).

**10.13	Principal Stockholders Agreement among Weight Watchers International, Inc., WeightWatchers.com, Inc. and Artal Luxembourg S.A. dated as of June 13, 2005 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, as filed on August 11, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.14	Form of Term Sheet for Employee Stock Awards and Form of Terms and Conditions for Employee Stock Awards (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed on February 27, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.15	Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed on February 27, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.16	Form of Amended and Restated Directors Restricted Stock Agreement for Weight Watchers International, Inc. non-employee director restricted stock (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014, as filed on August 7, 2014 (File No. 001-16769), and incorporated herein by reference).

†**10.17	Form of Term Sheet for Employee Performance Stock Option Awards and Form of Terms and Conditions for Employee Performance Stock Option Awards (for certain executive officers party to continuity agreements) (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, as filed on February 26, 2014 (File No. 001-16769), and incorporated herein by reference).

†**10.18	Form of Term Sheet for Employee Performance Stock Option Awards and Form of Terms and Conditions for Employee Performance Stock Option Awards (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, as filed on February 26, 2014 (File No. 001-16769), and incorporated herein by reference).

†**10.19	Weight Watchers International, Inc. 2014 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 12, 2014 (File No. 001-16769), and incorporated herein by reference).

†**10.20	Summary of Non-Employee Director Compensation (filed as Exhibit 10 to the Company’s Current Report on Form 8-K, as filed on July 18, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.21	Statement of Amendments to the 1999 Stock Purchase and Option Plan (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.22	Statement of Amendments to the Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006 (File No. 001-16769), and incorporated herein by reference).

**10.23	Amendment to Agreements, dated as of October 1, 2002, by and between Weight Watchers International, Inc., WW Foods, LLC and H.J. Heinz Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009, as filed on November 12, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.24	Amendment to Operating Agreement, dated August 4, 2009, by and between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009, as filed on November 12, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.25	Stock Purchase Agreement, dated as of February 14, 2012, by and between Weight Watchers International, Inc. and Artal Holdings Sp. z o.o., Succursale de Luxembourg (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on February 16, 2012 (File No. 001-16769), and incorporated herein by reference).

†**10.26	Second Amended and Restated Weight Watchers Executive Profit Sharing Plan, August 1, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012, as filed on November 8, 2012 (File No. 001-16769), and incorporated herein by reference).

†**10.27	Offer Letter, dated as of July 2, 2012, by and between Weight Watchers International, Inc. and Nicholas P. Hotchkin (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as filed on February 27, 2013 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description
†**10.28	Offer Letter, dated as of December 6, 2012, by and between Weight Watchers International, Inc. and James Chambers (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as filed on February 27, 2013 (File No. 001-16769), and incorporated herein by reference).

**10.29	Credit Agreement, dated as of April 2, 2013, among Weight Watchers International, Inc., as the borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and an issuing bank, and The Bank of Nova Scotia, as the revolving agent, a swingline lender and an issuing bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013, as filed on May 9, 2013 (File No. 001-16769), and incorporated herein by reference).

**10.30	Amendment Agreement, dated as of September 26, 2014, relating to the Credit Agreement, dated as of April 2, 2013, among Weight Watchers International, Inc., as the Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and an Issuing Bank, and The Bank of Nova Scotia, as the Revolving Agent, a Swingline Lender and an Issuing Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014, as filed on November 5, 2014 (File No. 001-16769), and incorporated herein by reference).

†**10.31	Severance Amendment, dated as of July 30, 2013, by and between Weight Watchers International, Inc. and James Chambers (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on August 1, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.32	Letter Agreement, dated as of May 8, 2013, by and between Weight Watchers International, Inc. and Nicholas Hotchkin (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, as filed on August 8, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.33	Letter Agreement, dated as of May 8, 2013, by and between Weight Watchers International, Inc. and James Chambers (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, as filed on August 8, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.34	Offer Letter, dated as of September 30, 2013, by and between Weight Watchers International, Inc. and Lesya Lysyj (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014, as filed on May 8, 2014 (File No. 001-16769), and incorporated herein by reference).

†**10.35	Statement of Principal Terms and Conditions of Employment, dated June 5, 2013, by and between Weight Watchers (UK) Limited and Jeanine Lemmens (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015, as filed on March 4, 2015 (File No. 001-16769), and incorporated herein by reference).

†**10.36	Offer Letter, dated as of July 4, 2013, by and between Weight Watchers (UK) Ltd and Jeanine Lemmens (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015, as filed on March 4, 2015 (File No. 001-16769), and incorporated herein by reference).

**21.1	Subsidiaries of Weight Watchers International, Inc. (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015, as filed on March 4, 2015 (File No. 001-16769), and incorporated herein by reference).

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by James Chambers, Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	XBRL Instance Document

*EX-101.SCH	XBRL Taxonomy Extension Schema

*EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

*EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

*EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: May 13, 2015	By:	/S/ JAMES CHAMBERS
James Chambers
President, Chief Executive Officer and Director
(Principal Executive Officer)