Form 10-Q
period 2015-04-04
WEIGHT WATCHERS INTERNATIONAL INC
filed 2015-05-14
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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

The number of shares of common stock outstanding as of May 5, 2015 was 57,182,008.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	April 4, 2015	January 3, 2015
		(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$211,009	$301,212
Receivables (net of allowances: April 4, 2015 - $2,901 and January 3, 2015 - $3,287)	31,215	31,960
Inventories	28,112	32,382
Deferred income taxes	25,476	23,744
Prepaid expenses and other current assets	49,420	36,367

TOTAL CURRENT ASSETS	345,232	425,665

Property and equipment, net	72,106	74,650
Franchise rights acquired	754,335	760,883
Goodwill	167,738	168,279
Trademarks and other intangible assets, net	72,383	68,115
Deferred financing costs, net	30,593	32,742
Other noncurrent assets	4,034	4,306

TOTAL ASSETS	$1,446,421	$1,534,640

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$250,185	$80,728
Accounts payable	56,930	52,411
Derivative payable	57,815	42,423
Other accrued liabilities	157,264	179,164
Income taxes payable	8,817	10,779
Deferred revenue	75,152	66,190

TOTAL CURRENT LIABILITIES	606,163	431,695

Long-term debt	2,037,000	2,277,272
Deferred income taxes	170,954	176,278
Other	17,522	16,883

TOTAL LIABILITIES	2,831,639	2,902,128

Redeemable noncontrolling interest	5,074	5,553

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 112,493 shares issued at April 4, 2015 and 112,195 shares issued at January 3, 2015	0	0
Treasury stock, at cost, 55,412 shares at April 4, 2015 and 55,485 shares at January 3, 2015	(3,251,141)	(3,253,597)
Retained earnings	1,897,669	1,900,506
Accumulated other comprehensive loss	(36,820)	(19,950)

TOTAL DEFICIT	(1,390,292)	(1,373,041)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,446,421	1,534,640

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	April 4, 2015	March 29, 2014
Service revenues, net	$249,965	$316,697
Product sales and other, net	72,138	92,661

Revenues, net	322,103	409,358

Cost of services	130,313	144,609
Cost of product sales and other	34,487	41,849

Cost of revenues	164,800	186,458

Gross profit	157,303	222,900

Marketing expenses	87,283	115,335
Selling, general and administrative expenses	51,976	56,512

Operating income	18,044	51,053

Interest expense	31,104	25,262
Other expense, net	575	270
Early extinguishment of debt	(4,776)	0
Gain on Brazil acquisition	0	(10,540)

(Loss) income before income taxes	(8,859)	36,061

(Benefit) provision for income taxes	(3,375)	14,530

Net (loss) income	(5,484)	21,531
Net loss attributable to the noncontrolling interest	51	0

Net (loss) income attributable to Weight Watchers International, Inc.	$(5,433)	$21,531

(Loss) Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$(0.10)	$0.38

Diluted	$(0.10)	$0.38

Weighted average common shares outstanding
Basic	56,806	56,428

Diluted	56,806	56,506

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net (loss) income	$(5,484)	$21,531
Other comprehensive loss:
Foreign currency translation adjustments	(12,521)	(1,300)
Income tax effect on foreign currency translation adjustments	4,883	925

Foreign currency translation adjustments, net of taxes	(7,638)	(375)

Changes in loss on derivatives	(15,869)	(13,413)
Income tax effect on changes in loss on derivatives	6,189	5,231

Changes in loss on derivatives, net of taxes	(9,680)	(8,182)

Total other comprehensive loss	(17,318)	(8,557)

Comprehensive (loss) income	(22,802)	12,974
Less: Net loss attributable to the noncontrolling interest	51	0
Less: Foreign currency translation adjustments, net of taxes attributable to the noncontrolling interest	448	0

Comprehensive loss attributable to the noncontrolling interest	499	0

Comprehensive (loss) income attributable to Weight Watchers International, Inc.	$(22,303)	$12,974

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	April 4, 2015	March 29, 2014
Operating activities:
Net (loss) income	$(5,484)	$21,531
Adjustments to reconcile net (loss) income to cash (used in ) provided by operating activities:
Depreciation and amortization	13,933	11,454
Amortization of deferred financing costs	1,822	1,959
Share-based compensation expense	2,281	1,448
Deferred tax provision	3,743	10,857
Allowance for doubtful accounts	(193)	299
Reserve for inventory obsolescence	1,952	2,939
Foreign currency exchange rate loss	595	209
Gain on Brazil acquisition	0	(10,540)
Early extinguishment of debt	(5,350)	0
Other items, net	0	(155)
Changes in cash due to:
Receivables	120	(3,201)
Inventories	1,668	6,029
Prepaid expenses	(13,816)	751
Accounts payable	3,273	10,193
Accrued liabilities	(19,419)	7,785
Deferred revenue	10,584	26,083
Income taxes	(3,142)	(6,791)

Cash (used in) provided by operating activities	(7,433)	80,850

Investing activities:
Capital expenditures	(1,444)	(2,052)
Capitalized software expenditures	(9,322)	(3,921)
Cash paid for acquisitions	(2,775)	(11,919)
Other items, net	54	(53)

Cash used in investing activities	(13,487)	(17,945)

Financing activities:
Payments on long-term debt	(65,139)	(6,000)
Payment of dividends	(2)	(73)
Tax benefit of restricted stock units vested and stock options exercised	0	1

Cash used in financing activities	(65,141)	(6,072)

Effect of exchange rate changes on cash and cash equivalents and other	(4,142)	243

Net (decrease) increase in cash and cash equivalents	(90,203)	57,076
Cash and cash equivalents, beginning of period	301,212	174,557

Cash and cash equivalents, end of period	$211,009	$231,633

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

As a result of the acquisition of an additional equity interest in Vigilantes do Peso Marketing Ltda. (“VPM”) in March 2014, the Company gained a direct controlling financial interest in VPM and has therefore begun consolidating this entity as of the date of acquisition and as a result of the acquisition of Knowplicity, Inc., d/b/a Wello, in April 2014, Wello became a wholly owned subsidiary of the Company and the Company began to consolidate the entity as of the date of acquisition. As further discussed in Note 3, as a result of the acquisition of Weilos, Inc. (“Weilos”), in March 2015, Weilos became a wholly owned subsidiary of the Company and the Company began to consolidate the entity as of the date of acquisition.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include amounts that are based on management’s best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The Company’s operating results for any interim period are not necessarily indicative of future or annual results. The consolidated financial statements are unaudited and, accordingly, they do not include all of the information necessary for a comprehensive presentation of results of operations, financial position and cash flow activity required by GAAP for complete financial statements but, in the opinion of management, reflect all adjustments including those of a normal recurring nature necessary for a fair statement of the interim results presented.

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for fiscal 2014 filed on May 13, 2015, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

Restatement:

The Company filed on May 13, 2015 an amendment on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended January 3, 2015, as filed on March 4, 2015, to restate (1) its consolidated financial statements as of and for the fiscal year ended January 3, 2015, (2) its selected financial data as of and for the fiscal year ended January 3, 2015, (3) its quarterly results of operations for the fiscal quarter ended January 3, 2015 and (4) its Management’s Annual Report on Internal Control Over Financial Reporting as of January 3, 2015, as well as to revise (1) its consolidated financial statements as of and for the fiscal year ended December 28, 2013, (2) its selected financial data as of and for the fiscal year ended December 28, 2013 and (3) its quarterly results of operations for all fiscal quarters in the fiscal year ended December 28, 2013.

On May 4, 2015, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded that the Company’s previously issued consolidated financial statements for the fiscal year ended January 3, 2015 as contained in the Company’s Annual Report on Form 10-K for fiscal 2014, as filed on March 4, 2015, should be restated with respect to the accounting for certain franchise rights acquired. Based on discussions with the Staff of the Securities and Exchange Commission regarding the Company’s accounting of its franchise rights acquired, the Company determined that, subsequent to the fiscal 2009 adoption of ASC 350-30-35-2, franchise rights acquired in connection with franchise agreements that have a renewal term at the option of the franchisee should be accounted for as definite-lived assets. Previously these acquired franchise rights were accounted for as indefinite-lived assets based on the franchisee’s ability to elect indefinitely to renew the franchise rights. After this

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

correction, the value of these rights and the amortization period thereon will contemplate the remainder of the contractual term from the date of acquisition without giving any effect to the franchisee’s renewal rights.

As part of this restatement, the Company’s consolidated Balance Sheet as of January 3, 2015 was also revised to correct the previously disclosed immaterial misclassification of the Company’s total debt. In addition, the Company also recorded other miscellaneous adjustments as part of this restatement that are either related to the aforementioned or were previously identified but determined to be immaterial.

For a discussion of the Company’s restatement, see “Restatement of Financial Statements” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K/A for fiscal 2014.

Liquidity:

The Company has a $228,724 debt maturity obligation due April 2016. Based upon the Company’s cash on hand of $211,009 as of April 4, 2015 and its 2015 forecasted cash flow, the Company believes that it will maintain sufficient liquidity to meet this obligation. In addition, the Company has access to the unused portion of its revolving credit facility of $48,181 and has the ability, if necessary, to delay investments or reduce marketing spend. Notwithstanding the foregoing, depending on future developments, there can be no assurance that the Company will meet this obligation.

2.	Summary of Significant Accounting Policies

For a discussion of the Company’s other significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K/A for fiscal 2014.

3.	Acquisition of Weilos

On March 11, 2015, the Company acquired for a purchase price of $6,674 Weilos, a California-based startup with an online social platform that provides a mobile health and weight loss community. Payment was in the form of common stock issued $2,810, restricted stock issued $114 and cash $2,775 plus cash held back of $975. The total purchase price of Weilos has been preliminarily allocated to goodwill ($4,251), identifiable intangibles ($3,933) and other assets ($24) offset by deferred tax liabilities ($1,534). Restricted shares in the amount of $908 were issued to key employees, contingent upon 18 months post-combination employment, and will be accounted for as stock compensation cost in the post-combination financial statements. As a result of the acquisition, Weilos became a wholly owned subsidiary of the Company and the Company began to consolidate the entity as of the date of acquisition. The acquisition resulted in goodwill related to, among other things, expected synergies in operations. The Company does not expect goodwill to be deductible for tax purposes. The amounts are preliminary because the identification and valuation of intangibles have not been finalized.

4.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the three months ended April 4, 2015, the change in the carrying value of indefinite-lived franchise rights acquired is due to the effect of exchange rate changes as follows:

Balance as of January 3, 2015, as restated	$759,838
Effect of exchange rate changes	(6,216)

Balance as of April 4, 2015	$753,622

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisitions of the majority interest in VPM and of Wello in fiscal 2014 and the acquisition of Weilos in the first quarter of fiscal 2015. See Note 3 for further information on the Weilos acquisition. For the three months ended

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

April 4, 2015, the change in the carrying amount of goodwill is due to the Weilos acquisition and the effect of exchange rate changes as follows:

	North America	United Kingdom	Continental Europe	Other	Total

Balance as of January 3, 2015, as restated	$134,611	$1,421	$7,661	$24,586	$168,279
Goodwill acquired during the period	4,251	0	0	0	4,251
Effect of exchange rate changes	(1,178)	(38)	(369)	(3,207)	(4,792)

Balance as of April 4, 2015	$137,684	$1,383	$7,292	$21,379	$167,738

The carrying values of finite-lived intangible assets as of April 4, 2015 and January 3, 2015 was as follows:

	April 4, 2015		January 3, 2015
			(restated)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$112,234	$75,627	$107,581	$72,590
Website development costs	101,482	68,616	95,717	63,405
Trademarks	10,852	10,270	10,836	10,213
Other	9,202	6,874	7,014	6,825

Trademarks and other intangible assets	233,770	161,387	221,148	153,033
Franchise rights acquired	4,493	3,780	4,735	3,690

Total finite-lived intangible assets	$238,263	$165,167	$225,883	$156,723

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $9,218 and $6,193 for the three months ended April 4, 2015 and March 29, 2014, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2015	$26,364
Fiscal 2016	$23,695
Fiscal 2017	$18,405
Fiscal 2018	$3,505
Fiscal 2019 and thereafter	$1,127

5.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	April 4, 2015		January 3, 2015
	Balance	Effective Rate	Balance	Effective Rate
			(restated)
Revolving Facility due April 2, 2018	$0	0.00%	$0	0.00%
Tranche B-1 Term Facility due April 2, 2016	229,185	3.18%	294,750	3.12%
Tranche B-2 Term Facility due April 2, 2020	2,058,000	4.00%	2,063,250	3.96%

Total Debt	2,287,185	3.90%	2,358,000	3.86%
Less Current Portion	250,185		80,728

Total Long-Term Debt	$2,037,000		$2,277,272

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

Under the terms of the Credit Agreement, depending on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement), the Company is obligated to offer to prepay the Term Facilities in an aggregate amount determined by its excess cash flow (as defined in the Credit Agreement). On March 13, 2015, the Company commenced an offer to prepay at a discount to par up to $75,000 in aggregate principal amount of term loans outstanding under the Tranche B-1 Term Facility. On March 20, 2015, the Company accepted offers with a discount equal to or greater than 9.00% in respect of such term loans. On March 25, 2015, the Company paid an aggregate amount of cash proceeds totaling $57,389 plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $63,065 in aggregate principal amount of such term loans under the Tranche B-1 Term Facility. This expenditure reduced, on a dollar for dollar basis, the Company’s $59,728 obligation to make a mandatory excess cash flow prepayment offer to the term loan lenders under the terms of the Credit Agreement. In addition, the Company made a voluntary prepayment at par on March 25, 2015 of $2,500 in respect of such term loans under the Tranche B-1 Term Facility to reduce the remaining excess cash flow prepayment obligation for fiscal 2014. As a result of this prepayment, the Company wrote-off fees of $326, incurred fees of $574 and recorded a gain on early extinguishment of debt of $4,776, inclusive of these fees, in the first quarter of fiscal 2015.

At April 4, 2015, the Company had $2,287,185 outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under the Revolving Facility. In addition, at April 4, 2015, the Revolving Facility had $1,819 in issued but undrawn letters of credit outstanding thereunder and $48,181 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event the Company receives a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon the Company’s Consolidated Leverage Ratio. At April 4, 2015, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on the Company’s Consolidated Leverage Ratio as of April 4, 2015, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.50% or base rate plus an applicable margin of 1.50%. On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of April 4, 2015, the commitment fee was 0.50% per annum. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

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

At April 4, 2015 and January 3, 2015, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The average interest rate on the Company’s debt, exclusive of the impact of swaps, was approximately 3.92% and 3.90% per annum at April 4, 2015 and January 3, 2015, respectively. The average interest rate on the Company’s debt, including the impact of swaps, was approximately 4.99% and 4.93% per annum at April 4, 2015 and January 3, 2015, respectively.

6.	(Loss) Earnings Per Share

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended
	April 4, 2015	March 29, 2014
Numerator:
Net (loss) income attributable to Weight Watchers International, Inc.	$(5,433)	$21,531

Denominator:
Weighted average shares of common stock outstanding	56,806	56,428
Effect of dilutive common stock equivalents	0	78

Weighted average diluted common shares outstanding	56,806	56,506

(Loss) Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$(0.10)	$0.38

Diluted	$(0.10)	$0.38

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 4,117 and 2,190 for the three months ended April 4, 2015 and March 29, 2014, respectively.

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

Pursuant to the option components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received stock options with time vesting criteria. Pursuant to the option components of the Stock Plans, the Company’s Board of Directors authorized the Company to also enter into agreements under which certain employees received stock options with both time and performance vesting criteria (“T&P Vesting Options”). On May 7, 2015, the Company’s shareholders approved an amendment to the 2014 Plan to permit a one-time stock option exchange program under which the Company would offer eligible employees the opportunity to exchange certain eligible T&P Options on a (a) two-for-one basis for new stock options for all eligible employees, other than our Chief Executive Officer (i.e., so that the new stock options will cover half as many shares as the corresponding surrendered options) and (b) 3.5-for-one basis for new stock options for our Chief Executive Officer (i.e., so that the new stock options will cover a number of shares equal to the quotient of the number of shares covered by the corresponding surrendered options divided by 3.5). The option exchange program is designed to create better incentives for employees to remain with the Company and contribute to the attainment of its business and financial objectives.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.	Income Taxes

The effective tax rates for the three months ended April 4, 2015 and March 29, 2014 were 38.1% and 40.3%, respectively. For the three months ended April 4, 2015, the primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were state income taxes, increases in valuation allowances and tax reserves. For the three months ended March 29, 2014, the primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were increases in valuation allowances and state income taxes.

9.	Legal

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

As of both April 4, 2015 and January 3, 2015, the Company had in effect an interest rate swap with a notional amount totaling $1,500,000. In January 2009, the Company entered into a forward-starting interest rate swap which had an effective date of January 4, 2010 and a termination date of January 27, 2014. From December 29, 2012 through April 1, 2013, this swap had qualified for hedge accounting, and therefore changes in the fair value of this derivative were recorded in accumulated other comprehensive income (loss). Effective April 2, 2013, due to the Company’s debt refinancing, the Company ceased the application of hedge accounting for this swap. Accordingly, changes in the fair value of this swap were recorded in earnings subsequent to April 2, 2013 and were immaterial for the fiscal quarter ended March 29, 2014.

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

As of April 4, 2015 and January 3, 2015, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amounts of $31,536 ($51,698 before taxes) and $21,856 ($35,830 before taxes), respectively.

The Company is hedging forecasted transactions for periods not exceeding the next six years. The Company expects approximately $14,818 ($24,292 before taxes) of derivative losses included in accumulated other comprehensive income (loss) at April 4, 2015, based on current market rates, will be reclassified into earnings within the next 12 months.

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of April 4, 2015 and January 3, 2015, the fair value of the Company’s long-term debt was approximately $1,310,711 and $1,888,051, respectively.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at April 4, 2015	$57,815	$0	$57,815	$0
Interest rate swap liability at January 3, 2015	$42,423	$0	$42,423	$0

12.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Three Months Ended April 4, 2015
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
Beginning Balance at January 3, 2015, restated	$(21,856)	$1,906	$(19,950)

Other comprehensive loss before reclassifications, net of tax	(9,389)	(7,638)	(17,027)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax (b)	(291)	0	(291)

Net current period other comprehensive loss including noncontrolling interest	(9,680)	(7,638)	(17,318)

Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	448	448

Ending Balance at April 4, 2015	$(31,536)	$(5,284)	$(36,820)

(a)     Amounts in parentheses indicate debits

(b)     See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 29, 2014
	Loss on Qualifying Hedges	Foreign Translation Adjustments	Total
Beginning Balance at December 28, 2013	$(4,603)	$13,120	$8,517

Other comprehensive loss before reclassifications, net of tax	(8,682)	(375)	(9,057)
Amounts reclassified from accumulated other comprehensive income, net of tax (b)	500	0	500

Net current period other comprehensive loss	(8,182)	(375)	(8,557)

Ending Balance at March 29, 2014	$(12,785)	$12,745	$(40)

(a)    Amounts in parentheses indicate debits

(b)    See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended
	April 4, 2015	March 29, 2014
	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net (Loss) Income is Presented
Details about Other Comprehensive Loss Components
Loss on Qualifying Hedges
Interest rate contracts	$476	$(820)	Interest expense

	476	(820)	(Loss) income before income taxes
	(185)	320	(Benefit) provision for income taxes

	$291	$(500)	Net (loss) income

(a)    Amounts in parentheses indicate debits to profit / loss

13.	Segment Data

The Company has four reportable segments: North America, United Kingdom, Continental Europe (CE) and Other. Other consists of Asia Pacific and emerging markets operations and franchise revenues and related costs, all of which have been grouped together as if they were a single reportable segment because they do not meet any of the quantitative thresholds and are immaterial for separate disclosure. To be consistent with the information that is presented to the chief operating decision maker, the Company does not include intercompany activity in the segment results.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable segments is as follows:

	Total Revenue Three Months Ended
	April 4, 2015	March 29, 2014
North America	$205,556	$264,406
United Kingdom	34,370	42,199
Continental Europe	66,743	84,231
Other	15,434	18,522

Total revenue	$322,103	$409,358

	Net (Loss) Income Three Months Ended
	April 4, 2015	March 29, 2014
Segment operating income (loss):
North America	$18,020	$57,808
United Kingdom	6,181	(1,546)
Continental Europe	10,057	5,843
Other	1,498	1,088

Total segment operating income	35,756	63,193
General corporate expenses	(17,712)	(12,140)
Interest expense	31,104	25,262
Other expense, net	575	270
Early extinguishment of debt	(4,776)	0
Gain on Brazil acquisition	0	(10,540)
(Benefit) provision for taxes	(3,375)	14,530

Net (loss) income	(5,484)	21,531
Net loss attributable to noncontrolling interest	51	0

Net (loss) income attributable to Weight Watchers International, Inc.	$(5,433)	$21,531

	Depreciation and Amortization Three Months Ended
	April 4, 2015	March 29, 2014
North America	$11,476	$7,978
United Kingdom	187	358
Continental Europe	485	593
Other	384	348

Total segment depreciation and amortization	12,532	9,277
General corporate depreciation and amortization	3,223	4,136

Depreciation and amortization	$15,755	$13,413

14.	Restructuring Charges

As previously disclosed, the Company established a new cost-savings plan and, as part of this cost-savings plan, in fiscal 2015, the Company undertook a plan of reduction in force which resulted in the elimination of certain positions and termination of employment for certain employees worldwide in the three months ended April 4, 2015. In fiscal 2014, the Company reviewed its organization and undertook a restructuring which resulted in the elimination of certain positions and the termination of employment for certain employees worldwide in the three months ended March 29, 2014.

In connection with these plans, the Company recorded restructuring charges in connection with employee termination benefit costs of $5,761 ($3,514 after tax) and $3,656 ($2,235 after tax) during the three months

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ended April 4, 2015 and March 29, 2014, respectively. For the three months ended April 4, 2015 and March 29, 2014, these charges impacted cost of revenues by $2,009 and $1,512, respectively, and selling, general and administrative expense by $3,752 and $2,144, respectively. For the three months ended April 4, 2015 and March 29, 2014, all restructuring charges were recorded to general corporate expense and therefore there was no impact to the segments.

For the three months ended April 4, 2015, the reconciliation of the liability balance for these restructuring charges was as follows:

Balance as of January 3, 2015	$2,570
Provision	5,761
Payments	(1,658)

Balance as of April 4, 2015	$6,673

The Company expects the liability as of April 4, 2015 to be paid in fiscal 2015. The Company anticipates recording additional restructuring charges in connection with the 2015 plan and the related employee termination benefit costs of approximately $4,200 during the remainder of fiscal 2015.

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

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Quarterly Report on Form 10-Q:

•	“fiscal 2009” refers to our fiscal year ended January 2, 2010;

•	“fiscal 2013” refers to our fiscal year ended December 28, 2013;

•	“fiscal 2014” refers to our fiscal year ended January 3, 2015 (included a 53rd week);

•	“fiscal 2015” refers to our fiscal year ended January 2, 2016;

•	“fiscal 2016” refers to our fiscal year ended December 31, 2016;

•	“fiscal 2017” refers to our fiscal year ended December 30, 2017;

•	“fiscal 2018” refers to our fiscal year ended December 29, 2018;

•	“fiscal 2019” refers to our fiscal year ended December 29, 2019; and

•	“fiscal 2020” refers to our fiscal year ended January 2, 2021.

The following term used in this Quarterly Report on Form 10-Q is our trademark: Weight Watchers®.

We have restated our consolidated financial statements for the fiscal year ended January 3, 2015 to correct the accounting for certain franchise rights acquired, to correct the immaterial misclassification of a portion of the Company’s total debt as a result of the calculation of the Company’s excess cash flow under the Credit Agreement (defined hereafter) and to reflect other miscellaneous immaterial balance sheet adjustments.

You should read the following discussion in conjunction with our Annual Report on Form 10-K/A for fiscal 2014 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively known as the Consolidated Financial Statements).

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit and gross profit margin, operating income and operating income margin, net (loss) income attributable to the Company, selling, general and administrative expenses and (loss) earnings per fully diluted share, including components thereof, are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, as follows: (i) with respect to the first quarter of fiscal 2015 and fiscal 2014, to exclude the impact of charges associated with the Company’s previously disclosed restructuring plans of its organization; (ii) with respect to the first quarter of fiscal 2015, to exclude the impact from the gain on early extinguishment of debt associated with the Company’s previously reported debt prepayment in the quarter; and (iii) with respect to the first quarter of fiscal 2014, to exclude the impact of the gain recognized in connection with the Company’s previously disclosed Brazil acquisition due to an adjustment of its previously held equity interest to fair value offset by a charge associated with the settlement of the royalty-free arrangement of its Brazilian partnership. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the restructuring charges, the gain on the Brazil acquisition and the gain on early extinguishment of debt. Our management believes these non-GAAP financial measures provide supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Annual Report on Form 10-K/A for fiscal 2014. Our critical accounting policies have not changed since the end of fiscal 2014.

PERFORMANCE INDICATORS

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•	revenues— Our “Service Revenues” consist of “Meeting Fees” and “Online Subscription Revenues”. “Meeting Fees” consist of the fees associated with our monthly commitment plan

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

ANTICIPATED BUSINESS METRICS, TRENDS AND OTHER EVENTS

We anticipate the Company’s fiscal 2015 revenues will be approximately $1.15 billion, a decline from the $1.48 billion reported in fiscal 2014. This decline is driven by the lower fiscal 2015 Incoming Active Bases in both our meetings and Online businesses as compared to the beginning of fiscal 2014, as well as the anticipated negative recruitment trend in fiscal 2015.

After a tough start to fiscal 2015, we are continuing to focus in fiscal 2015 on generating positive cash flow to maintain strong liquidity. To this end, we have established a $100 million cost-savings plan which we expect will be split between operating expenses, marketing and general and administrative expenses. As part of this cost-savings plan, the Company has undertaken a plan of reduction in force which has resulted in the elimination of certain positions and termination of employment for certain employees worldwide. In the first quarter of fiscal 2015, we recorded $5.8 million ($3.5 million after tax) of restructuring charges in connection with employment termination and we anticipate recording additional restructuring charges in connection with this plan of approximately $4.2 million during the remainder of fiscal 2015. We believe that cash generated by our $1.15 billion revenue forecast, our cost-savings plan and our cash on hand of $211.0 million will provide us with sufficient liquidity to meet our April 2016 debt maturity obligation of $228.7 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 4, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 29, 2014

The table below sets forth selected financial information for the first quarter of fiscal 2015 from our consolidated statements of net income for the three months ended April 4, 2015 versus selected financial information for the first quarter of fiscal 2014 from our consolidated statements of net income for the three months ended March 29, 2014:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Three Months Ended
	April 4, 2015	March 29, 2014	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$322.1	$409.4	$(87.3)	(21.3%)	(16.0%)

Cost of revenues	164.8	186.5	(21.7)	(11.6%)	(6.4%)

Gross profit	157.3	222.9	(65.6)	(29.4%)	(24.0%)
Gross Margin %	48.8%	54.5%
Marketing expenses	87.3	115.3	(28.1)	(24.3%)	(18.9%)

Selling, general & administrative expenses	52.0	56.5	(4.5)	(8.0%)	(4.4%)

Operating income	18.0	51.1	(33.0)	(64.7%)	(57.1%)
Operating Income Margin %	5.6%	12.5%
Interest expense	31.1	25.3	5.8	23.1%	23.1%
Other expense, net	0.6	0.3	0.3	113.0%	113.0%
Early extinguishment of debt	(4.8)	—	(4.8)	—	—
Gain on Brazil acquisition	—	(10.5)	10.5	(100.0%)	(100.0%)

(Loss) income before income taxes	(8.9)	36.1	(44.9)	(124.6%)	(113.9%)

(Benefit) provision for income taxes	(3.4)	14.5	(17.9)	(123.2%)	(113.2%)

Net (loss) income	(5.5)	21.5	(27.0)	(125.5%)	(114.4%)
Net loss attributable to the noncontrolling interest	0.1	—	0.1	—	—

Net (loss) income attributable to
Weight Watchers International, Inc.	$(5.4)	$21.5	$(27.0)	(125.2%)	(114.2%)

Weighted average diluted shares outstanding	56.8	56.5	0.3	0.5%	0.5%

Diluted (Loss) Earning Per Share	$(0.10)	$0.38	$(0.48)	(125.1%)	(125.1%)

Note:	Totals may not sum due to rounding.

Certain results for the first quarter of fiscal 2015 are adjusted to exclude the $5.8 million impact of charges from our previously disclosed 2015 restructuring plan and the $4.8 million impact of our gain on early extinguishment of debt. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of those components of our selected financial data for the three months ended April 4, 2015 which have been adjusted.

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin	Net Loss Attributable to Company	Diluted (Loss) Earnings Per Share
First quarter of fiscal 2015	$157.3	48.8%	$18.0	5.6%	$(5.4)	$(0.10)
Adjustments to Reported Amounts (1)
Restructuring charges (1)	2.0		5.8		3.5	0.06
Early extinguishment of debt (1)	—		—		(2.9)	(0.05)

Total Adjustments	2.0		5.8		0.6	0.01

First quarter of fiscal 2015, as adjusted (1)	$159.3	49.5%	$23.8	7.4%	$(4.8)	(0.09)

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first quarter of fiscal 2015 to exclude the impact of the $5.8 million ($3.5 million after tax) of charges associated with our previously disclosed 2015 restructuring plan and the impact from our gain on early extinguishment of debt of $4.8 million ($2.9 million after tax). See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the first quarter of fiscal 2014 are adjusted to exclude the $3.7 million impact of charges from the previously disclosed 2014 restructuring plan and $10.5 million related to the gain on the Brazil acquisition. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of those components of our selected financial data for the three months ended March 29, 2014 which have been adjusted.

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin	Net Income Attributable to Company	Diluted EPS
First quarter of fiscal 2014	$222.9	54.5%	$51.1	12.5%	$21.5	$0.38
Adjustments to Reported Amounts (1)
Restructuring charges (1)	1.5		3.7		2.2	0.04
Gain on Brazil acquisition (1)	—		—		(6.4)	(0.11)

Total Adjustments	1.5		3.7		(4.2)	(0.07)

First quarter of fiscal 2014, as adjusted (1)	$224.4	54.8%	$54.7	13.4%	$17.4	0.31

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first quarter of fiscal 2014 to exclude the impact of the $3.7 million ($2.2 million after tax) of charges associated with our previously disclosed 2014 restructuring plan and the impact of the gain of $10.5 million ($6.4 million after tax) recognized in connection with our previously disclosed Brazil aquisition due to an adjustment of our previousy held equity interest to fair value offset by a charge associated with the settlement of the royalty -free arrangement of the Brazilian partnership . See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the first quarter of fiscal 2015 declined by 21.3% versus the first quarter of fiscal 2014 driven by revenue declines in the meetings and Online businesses globally, most notably in North America. Excluding the impact of constant currency, which negatively impacted our revenues for the first quarter of fiscal 2015 by $21.7 million, revenues in the first quarter of fiscal 2015 would have declined 16% versus the prior year period. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first quarter of fiscal 2015 declined $21.7 million, or 11.6%, versus the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges, total cost of revenues in the first quarter of fiscal 2015 would have declined $22.2 million, or 12.0%, versus the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges, gross profit for the first quarter of fiscal 2015 would have decreased by $65.1 million, or 29.0%, from the first quarter of fiscal 2014. Excluding the impact of constant currency, which negatively impacted our gross profit for the first quarter of fiscal 2015 by $12.1 million, gross profit in the first quarter of fiscal 2015 would have decreased 23.6% versus the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges and negative foreign currency, gross margin in the first quarter of fiscal 2015 would have been 49.8%, as compared to gross margin of 54.8% in the first quarter of fiscal 2014. Gross margin compression was driven primarily by the decline in the North America gross margin, which was partially offset by an increase in gross margin in the United Kingdom. The decline in North America gross margin was driven primarily by fixed cost deleverage and the impact of costs to support the new 24/7 Expert Chat and for technology costs in support of new initiatives.

Marketing

Marketing expenses for the first quarter of fiscal 2015 decreased $28.1 million, or 24.3%, versus the first quarter of fiscal 2014. Excluding the impact of constant currency, which decreased marketing expenses for the first quarter of fiscal 2015 by $6.2 million, marketing expenses in the first quarter of fiscal 2015 would have declined 18.9% versus the prior year period. The decline was primarily driven by lower TV media globally. Marketing expenses as a percentage of revenue were 27.1% in the first quarter of fiscal 2015 as compared to 28.2% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the first quarter of fiscal 2015 decreased $4.5 million, or 8.0%, versus the first quarter of fiscal 2014. Excluding the impact of constant currency, which decreased selling, general and administrative expenses for the first quarter of fiscal 2015 by $2.0 million, selling, general and administrative expenses in the first quarter of fiscal 2015 would have declined 4.4% versus the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges, which impacted selling, general and administrative expenses by $3.8 million and $2.1 million, respectively, for the first quarter of fiscal 2015, selling, general and administrative expenses would have decreased by 11.3%, or 7.5% on a constant currency basis, versus the first quarter of fiscal 2014. In the first quarter of fiscal 2015, the Company continued its concerted efforts to adopt cost-savings initiatives, including rationalization of its workforce and reduction of its total payroll and discretionary spend pursuant to its 2015 restructuring plan. At the same time, the Company continued to invest in certain technology initiatives during the quarter, which partially offset the resulting savings. Selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2015 increased to 16.1% from 13.8% for the first quarter of fiscal 2014. Excluding the impact of the 2015 and 2014 restructuring charges, selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2015 increased to 15.0%, or 14.6% on a constant currency basis, from 13.3% for the first quarter of fiscal 2014.

Operating Income

Operating income for the first quarter of fiscal 2015 decreased $33.0 million, or 64.7%, versus the first quarter of fiscal 2014. Excluding the impact of constant currency, which negatively impacted operating income for the first quarter of fiscal 2015 by $3.8 million, operating income in the first quarter of fiscal 2015 would have declined 57.1% versus the prior year period. This decrease in operating income was almost exclusively the result of lower operating income from North America in the first quarter of fiscal 2015 as compared to the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges, our operating income margin in the first quarter of fiscal 2015 would have decreased to 7.4%, or 8.0% on a constant currency basis, from 13.4% in the first quarter of fiscal 2014. This decline in operating income margin was primarily driven by the decline in gross margin, as compared to the prior year period.

Interest Expense

Interest expense in the first quarter of fiscal 2015 increased $5.8 million, or 23.1%, versus the first quarter of fiscal 2014. The increase in interest expense was primarily driven by the difference in the notional amount of our interest rate swaps in effect during the first quarter of fiscal 2015 versus the prior year period and the 25 basis point increase on the applicable margin on borrowings under our Term Facilities related to the issuance of revised corporate ratings by S&P and Moody’s on February 21, 2014. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our Revolving Facility and interest rates on our debt. Our average debt outstanding decreased by $32.3 million to $2,349.8 million in the first quarter of fiscal 2015 from $2,382.1 million in the first quarter of fiscal 2014, however, the effective interest rate on our debt, excluding the impact of our interest rate swaps, increased by 0.15% to 3.90% in the first quarter of fiscal 2015 from 3.75% in the first quarter of fiscal 2014. Including the impact of our interest rate swaps, our effective interest rate increased to 4.94% in the first quarter of fiscal 2015 from 3.88% in the first quarter of fiscal 2014. For additional details on our interest rate swap see “—“Item 3. Quantitative and Qualitative Disclosures about Market Risk”.

Gain on Early Extinguishment of Debt

In March 2015, we paid an aggregate amount of cash proceeds totaling $57.4 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $63.1 million in aggregate principal amount of term loans under the Tranche B-1 Term Facility. As a result of this prepayment, we wrote-off fees of $0.3 million, incurred fees of $0.6 million and recorded a gain on early extinguishment of debt of $4.8 million, inclusive of these fees, in the first quarter of fiscal 2015.

Gain on Brazil Acquisition

In March 2014, we acquired an additional 45% equity interest in our Brazilian partnership thereby increasing our equity interest to 80%. As a result of this transaction, we adjusted our previously held equity interest to fair value and recorded a charge associated with the settlement of the royalty-free arrangement of our Brazilian partnership. The net effect of these items resulted in us recognizing a pre-tax gain of $10.5 million in the first quarter of fiscal 2014.

Other Expense, Net

Other expense, net, which consists of the impact of foreign currency on intercompany transactions, increased by $0.3 million in the first quarter of fiscal 2015 versus the prior year period.

Tax

Our effective tax rate was 38.1% for the first quarter of fiscal 2015 as compared to 40.3% for the first quarter of fiscal 2014. The decrease was due mainly to lower losses in the first quarter of fiscal 2015 in certain of our international subsidiaries for which a full valuation allowance was recorded.

Net (Loss) Income Attributable to the Company and (Loss) Earnings Per Share

Net loss attributable to the Company in the first quarter of fiscal 2015 reflected a 125.2% decline from net income attributable to the Company in the first quarter of fiscal 2014. Excluding the impact of restructuring charges and the gain on early extinguishment of debt from the first quarter of fiscal 2015, and restructuring charges and the gain on the Brazil acquisition from the first quarter of fiscal 2014, net loss attributable to the Company in the first quarter of fiscal 2015 would have reflected a 127.8% decline from net income attributable to the Company in the first quarter of fiscal 2014. This decline in net income attributable to the Company was primarily driven by the decrease in operating income in the first quarter of fiscal 2015 versus the prior year period.

Earnings per share, or EPS, in the first quarter of fiscal 2015 was a loss of $0.10. Excluding the impact of restructuring charges and the gain on early extinguishment of debt from the first quarter of fiscal 2015, and restructuring charges and the gain on the Brazil acquisition from the first quarter of fiscal 2014, EPS would have been a loss of $0.09 in the first quarter of fiscal 2015 as compared to income of $0.31 in the prior year period.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first quarter of fiscal 2015 and the percentage change in those metrics versus the prior year period:

(in millions unless otherwise stated)

	Q1 2015
	GAAP			Constant Currency			Total Paid Weeks	Incoming Active Base	EOP Active Base
	Service Revenues	Product Sales & Other	Total Revenues	Service Revenues	Product Sales & Other	Total Revenues
								(in thousands)
North America	$169.9	$35.7	$205.6	$171.6	$35.9	$207.4	24.1	1,617.8	1,820.2
UK	22.6	11.8	34.4	24.7	12.9	37.6	4.6	277.8	333.7
CE	48.0	18.8	66.7	58.6	22.7	81.4	8.8	551.9	699.5
Other (1)	9.5	5.9	15.4	11.0	6.4	17.4	1.1	62.1	68.3

Total	$250.0	$72.1	$322.1	$266.0	$77.8	$343.8	38.5	2,509.5	2,921.8

	% Change Q1 2015 vs. Q1 2014
North America	-21.6%	-25.4%	-22.3%	-20.8%	-25.0%	-21.5%	-25.2%	-21.7%	-25.0%
UK	-18.5%	-18.7%	-18.6%	-10.8%	-11.0%	-10.9%	-12.5%	-6.6%	-17.5%
CE	-22.0%	-17.4%	-20.8%	-4.7%	-0.1%	-3.4%	-3.3%	4.4%	-5.3%
Other (1)	-12.6%	-22.5%	-16.7%	1.4%	-16.9%	-6.1%	4.2%	-12.6%	-11.2%
Total	-21.1%	-22.1%	-21.3%	-16.0%	-16.0%	-16.0%	-18.9%	-15.3%	-19.8%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

(in millions unless otherwise stated)

	Q1 2015
	Meeting Fees		Meeting Paid Weeks	Incoming Active Meeting Subscribers	EOP Active Meeting Subscribers	Online Subscription Revenues		Online Paid Weeks	Incoming Active Online Subscribers	EOP Active Online Subscribers
	GAAP	Constant Currency				GAAP	Constant Currency
				(in thousands)					(in thousands)
North America	$106.7	$107.8	10.6	692.6	739.6	$63.2	$63.8	13.5	925.2	1,080.6
UK	16.9	18.5	2.8	158.1	196.1	5.7	6.2	1.7	119.7	137.7
CE	27.6	33.6	3.2	178.2	252.4	20.4	25.1	5.6	373.6	447.1
Other (1)	6.6	7.7	0.6	26.4	29.9	2.9	3.3	0.5	35.6	38.4

Total	$157.9	$167.6	17.2	1,055.4	1,218.0	$92.1	$98.4	21.3	1,454.1	1,703.8

	% Change Q1 2015 vs. Q1 2014
North America	-19.3%	-18.5%	-20.1%	-16.9%	-21.4%	-25.1%	-24.3%	-28.7%	-25.0%	-27.2%
UK	-17.9%	-10.1%	-12.1%	-4.7%	-16.9%	-20.2%	-12.7%	-13.1%	-8.9%	-18.3%
CE	-25.1%	-8.9%	-7.1%	-2.9%	-1.6%	-17.3%	1.7%	-1.0%	8.4%	-7.2%
Other (1)	-9.3%	5.9%	13.9%	-22.0%	-13.6%	-19.2%	-7.7%	-5.8%	-4.1%	-9.3%
Total	-19.9%	-15.0%	-15.7%	-13.3%	-17.0%	-23.0%	-17.8%	-21.4%	-16.7%	-21.7%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

North America Performance

North America continued to experience declines in all revenue categories in the first quarter of fiscal 2015 versus the prior year period. The decline in North America Total Paid Weeks primarily resulted from the lower Incoming Active Base at the beginning of fiscal 2015 versus the beginning of fiscal 2014 as well as by lower recruitments in the first quarter of fiscal 2015 versus the prior year period. In response to weakening recruitment trends in early fiscal 2015, North America introduced new advertising and implemented new promotional tactics.

The decline in North America product sales and other was driven primarily by a decline in in-meeting product sales and to a lesser extent a decline in licensing revenue. In the first quarter of fiscal 2015, in-meeting product sales of $21.6 million decreased by $6.8 million, or 23.9%, versus the prior year period. This decrease resulted primarily from a 20.8% attendance decline in the first quarter of fiscal 2015 as compared to the prior year period. In-meeting product sales per attendee decreased by 4.0% in the first quarter of fiscal 2015 versus the prior year period, driven primarily by a decline in sales of all product categories partially offset by the sales of Fitbit® products. Licensing revenue of $7.7 million declined $3.2 million, or 29.4%, from $10.9 million in the prior year period.

United Kingdom Performance

The decline in UK revenues in the first quarter of fiscal 2015 versus the prior year period was driven primarily by the decline in Service Revenues and to a lesser extent a decline in licensing revenue. The decline in UK Total Paid Weeks was driven by the lower Incoming Active Base at the beginning of fiscal 2015 versus the beginning of fiscal 2014 coupled with lower recruitments in the first quarter of fiscal 2015 as compared to the prior year period.

The decline in UK product sales and other in the first quarter of fiscal 2015 versus the prior year period was driven primarily by a decline in licensing revenue and to a lesser extent in in-meeting product sales. The decline in licensing revenue was driven by timing associated with brand marketing. In the first quarter of fiscal 2015, in-meeting product sales of $8.1 million decreased by $1.1 million, or 12.2%, versus the prior year period. Excluding the impact of constant currency, which negatively impacted in-meeting product sales for the first quarter of fiscal 2015 by $0.8 million, in-meeting product sales in the first quarter of fiscal 2015 would have declined 4% versus the prior year period. This decrease resulted primarily from a 15.4% attendance decline in the first quarter of fiscal 2015 as compared to the prior year period. In-meeting product sales per attendee increased by 3.8%, or 13.5% on a constant currency basis, in the first quarter of fiscal 2015 versus the prior year period driven by successful promotions and sales of Fitbit® products, which partially offset the decline in-meeting product sales.

Continental Europe Performance

The decline in Continental Europe revenues in the first quarter of fiscal 2015 versus the prior year period was driven primarily by a decline in Service Revenues. The decrease in Continental Europe Service Revenues on a constant currency basis in the first quarter of fiscal 2015 versus the prior year period was the result of a decrease in Meeting Fees slightly offset by an increase in Online Subscription Revenues. This decrease in Meeting Fees was driven by the lower Incoming Active Base at the beginning of fiscal 2015 versus the beginning of fiscal 2014 coupled with lower recruitments in the first quarter of fiscal 2015 as compared to the prior year period. Although lower recruitments in the first quarter of fiscal 2015 versus the prior year period negatively impacted Online Paid Weeks, the higher number of Incoming Active Online Subscribers at the start of fiscal 2015 versus the start of fiscal 2014 drove Online Subscription Revenues above the prior period levels.

Continental Europe product sales and other in the first quarter of fiscal 2015 declined by 17.4%, but were essentially flat, decreasing by only 0.1% on a constant currency basis, versus the prior year period.

Other Performance

The decline in Other revenue in the first quarter of fiscal 2015 versus the prior year period was driven by revenue declines in Asia Pacific and with our franchisees, partially offset by the beneficial impact of the consolidation of the Brazil operations. Declines in product sales and other more than offset the increase in Other Service Revenues in the first quarter of fiscal 2015 versus the prior year period. The increase in Other Service Revenues was driven by the impact of the Brazil acquisition which drove a 13.9% increase in Other Meeting Paid Weeks in the first quarter of fiscal 2015 versus the prior year period. A decline in Meeting Paid Weeks in Asia Pacific driven by the lower Incoming Active Base at the beginning of fiscal 2015 versus the beginning of fiscal 2014 and lower recruitments in the first quarter of fiscal 2015 as compared to the prior year period partially offset the increase in Other Meeting Paid Weeks.

The decline in Other product sales and other in the first quarter of fiscal 2015 versus the prior year period was driven primarily by a decline in revenue from our franchisees. Revenues from our franchisees totaled $2.5 million in the first quarter of fiscal 2015, a decline of $0.7 million, or 22.7%, from the prior year period, driven in part by the decline in their meetings business performance, similar to that which we experienced in North America. In the first quarter of fiscal 2015, in-meeting product sales of $1.4 million decreased by $0.6 million, or 29.3% (21.9% on a constant currency basis), versus the prior year period driven by volume declines in Asia Pacific partially offset by the impact of the Brazil acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied us with a significant source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global initiatives, pay down debt and opportunistically engage in selective acquisitions. On October 30, 2013, we announced that we suspended our quarterly cash dividend, as described below (see “—Dividends”). We believe that cash generated by our $1.15 billion revenue forecast, our cost-savings plan and our cash on hand of $211.0 million will provide us with sufficient liquidity to meet our April 2016 debt maturity obligation of $228.7 million. We also have the ability to access the unused portion of our revolving credit facility of $48.2 million and, if necessary, to delay investments or reduce marketing spend. However, there can be no assurance that we will meet this obligation.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

	April 4, 2015	January 3, 2015 (restated)	Increase/ (Decrease)
		(in millions)
Total current assets	$345.2	$425.7	$(80.5)
Total current liabilities	606.2	431.7	174.5

Working capital deficit	(261.0)	(6.0)	255.0
Cash and cash equivalents	211.0	301.2	(90.2)
Current portion of long-term debt	250.2	80.7	169.5

Working capital deficit, excluding change in cash and cash equivalents and current portion of long-term debt	$(221.8)	$(226.5)	$(4.7)

We generally operate with negative working capital that is driven in part by our commitment and subscription plans which are our primary payment method. These plans require members and subscribers to pay us for meetings and Online subscription products, respectively, before we pay for our obligations in the normal course of business. These prepayments are recorded as a current liability on our balance sheet which has resulted in, and in certain circumstances has helped drive, negative working capital. This core characteristic of our business model is generally expected to continue. However, in years when revenues decline, the impact of this characteristic of our business model is not as pronounced and its scale may also be impacted by quarterly fluctuations in our operational working capital accounts.

Including changes in cash and cash equivalents and the current portion of long-term debt, our working capital deficit increased $255.0 million to $261.0 million at April 4, 2015 from a $6.0 million working capital deficit at January 3, 2015. On March 25, 2015, we paid an aggregate amount of cash proceeds totaling $57.4 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $63.1 million in aggregate principal amount of term loans under the Tranche B-1 Term Facility. In addition, we made a voluntary prepayment at par of $2.5 million in respect of such term loans under the Tranche B-1 Term Facility to reduce our then remaining excess cash flow prepayment obligation. For a discussion of this obligation, see “—Long-Term Debt”. After making these prepayments and scheduled debt repayments of $5.2 million in the first quarter of fiscal 2015, the current portion of our long-term debt increased to $250.2 million versus the end of fiscal 2014 as described below (see “—Long-Term Debt”).

Excluding the changes in cash and cash equivalents and current portion of long-term debt from both periods, the working capital deficit at April 4, 2015 decreased by $4.7 million to $221.8 million from $226.5 million at January 3, 2015. The factors contributing to this decrease in our working capital deficit was a $16.9 million decrease in accrued salaries and wages driven by a bonus payment, a $12.0 million increase in prepaid income taxes and $4.5 million decrease in other operational liabilities, offset by a $15.4 million increase in the derivative payable and, as a result of seasonality, a $9.0 million increase in deferred revenue and a $4.3 million decrease in inventory in the first quarter of fiscal 2015.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the three months ended:

	April 4, 2015	March 29, 2014
	(in millions)
Net cash (used in) provided by operating activities	$(7.4)	$80.9
Net cash used in investing activities	$(13.5)	$(17.9)
Net cash used in financing activities	$(65.1)	$(6.1)

Operating Activities

First Quarter of Fiscal 2015

Cash flows used in operating activities of $7.4 million for the first quarter of fiscal 2015 reflected a decrease of $88.3 million from $80.9 million of cash flows provided by operating activities in the first quarter of fiscal 2014. The decrease in cash provided by operating activities was primarily the result of $27.0 million of lower net income in the first quarter of fiscal 2015 as compared to the prior year period and year-over year working capital deficit decreases of $61.6 million.

First Quarter of Fiscal 2014

Cash flows provided by operating activities of $80.9 million for the first quarter of fiscal 2014 decreased by $34.3 million from $115.2 million in the first quarter of fiscal 2013. The decrease in cash provided by operating activities was primarily the result of lower net income in the first quarter of fiscal 2014 as compared to the prior year period.

Investing Activities

First Quarter of Fiscal 2015

Net cash used in investing activities totaled $13.5 million in the first quarter of fiscal 2015, a decrease of $4.4 million as compared to the first quarter of fiscal 2014. This decrease was primarily attributable to the lower investment in acquisitions in the first quarter of fiscal 2015 versus the prior year period. For additional information on our acquisitions, see “Item 6. Selected Financial Data” of our Annual Report on Form 10-K/A for fiscal 2014. In addition, we invested more in our technology and operating infrastructure in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014.

First Quarter of Fiscal 2014

Net cash used in investing activities totaled $17.9 million in the first quarter of fiscal 2014, a decrease of $40.3 million as compared to the first quarter of fiscal 2013. This decrease was primarily attributable to the net purchase price of $14.2 million paid less cash acquired of $2.3 million for our controlling equity interest in our Brazilian partnership in the first quarter of fiscal 2014 as compared to the $35.0 million aggregate purchase price paid for franchise acquisitions completed in the first quarter of fiscal 2013. In addition, in the first quarter of fiscal 2014, we incurred lower capital expenditures due to the benefit of not having expenditures in connection with the move of our headquarters and our retail initiative as we did in the first quarter of fiscal 2013.

Financing Activities

First Quarter of Fiscal 2015

Net cash used in financing activities totaled $65.1 million in the first quarter of fiscal 2015, primarily due to a $59.9 million debt prepayment in connection with the debt tender offer discussed below and scheduled debt repayments of $5.2 million in the first quarter of fiscal 2015. For a discussion of the debt tender offer, see “—Long-Term Debt”.

First Quarter of Fiscal 2014

Net cash used in financing activities totaled $6.1 million in the first quarter of fiscal 2014, primarily due to payments on term loans under the WWI Credit Facility (as defined hereafter) of $6.0 million.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at April 4, 2015:

Long-Term Debt

At April 4, 2015

(in millions)

Balance
Revolving Facility due April 2, 2018	$—
Tranche B-1 Term Facility due April 2, 2016	229.2
Tranche B-2 Term Facility due April 2, 2020	2,058.0

Total Debt	2,287.2
Less Current Portion	250.2

Total Long-Term Debt	$2,037.0

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

Under the terms of the Credit Agreement, depending on our Consolidated Leverage Ratio (as defined in the Credit Agreement), we are obligated to offer to prepay the Term Facilities in an aggregate amount determined by our excess cash flow (as defined in the Credit Agreement). On March 13, 2015, we commenced an offer to prepay at a discount to par up to $75.0 million in aggregate principal amount of term loans outstanding under the Tranche B-1 Term Facility. On March 20, 2015, we accepted offers with a discount equal to or greater than 9.00% in respect of such term loans. On March 25, 2015, we paid an aggregate amount of cash proceeds totaling $57.4 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $63.1 million in aggregate principal amount of such term loans under the Tranche B-1 Term Facility. This expenditure reduced, on a dollar for dollar basis, our $59.7 million obligation to make a mandatory excess cash flow prepayment offer to the term loan lenders under the terms of the Credit Agreement. In addition, we made a voluntary prepayment at par on March 25, 2015 of $2.5 million in respect of such term loans under the Tranche B-1 Term Facility to reduce the remaining excess cash flow prepayment obligation for fiscal 2014. As a result of this prepayment, we wrote-off fees of $0.3 million, incurred fees of $0.6 million and recorded a gain on early extinguishment of debt of $4.8 million, inclusive of these fees, in the first quarter of fiscal 2015.

At April 4, 2015, we had $2,287.2 million outstanding under the WWI Credit Facility, consisting entirely of term loans and there were no loans outstanding under the Revolving Facility. In addition, at April 4, 2015, the Revolving Facility had $1.8 million in issued but undrawn letters of credit outstanding thereunder and $48.2 million in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

At April 4, 2015 and January 3, 2015, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 3.92% and 3.90% per annum at April 4, 2015 and January 3, 2015, respectively. The average interest rate on our debt, including the impact of swaps, was approximately 4.99% and 4.93% per annum at April 4, 2015 and January 3, 2015, respectively.

Borrowings under the Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term

Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event we receive a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon our Consolidated Leverage Ratio. At April 4, 2015, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on our Consolidated Leverage Ratio as of April 4, 2015, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.50% or base rate plus an applicable margin of 1.50%.

On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate, but in no event exceed 0.50% per annum, depending upon our Consolidated Leverage Ratio. At our Consolidated Leverage Ratio of 5.97:1.00 as of April 4, 2015, the commitment fee was 0.50% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

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

The following schedule sets forth our year-by-year debt obligations at April 4, 2015:

Total Debt Obligation

(Including Current Portion)

At April 4, 2015

(in millions)

Remainder of fiscal 2015	$15.8
Fiscal 2016	244.9
Fiscal 2017	21.0
Fiscal 2018	21.0
Fiscal 2019	21.0
Fiscal 2020	1,963.5

Total	$2,287.2

Accumulated Other Comprehensive (Loss) Income

Our accumulated other comprehensive (loss) income includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations. At April 4, 2015 and March 29, 2014, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was $(31,536) and $(12,785), respectively. At April 4, 2015 and March 29, 2014, the cumulative balance of the effects of foreign currency translations, net of taxes, was $(5,284) and $12,745, respectively.

Dividends and Stock Transactions

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

On October 9, 2003, our Board of Directors authorized and we announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized and we announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the three months ended April 4, 2015 and March 29, 2014, we repurchased no shares of our common stock in the open market under this program.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the Credit Agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if the Consolidated Leverage Ratio is greater than 3.25:1. As of April 4, 2015, our Consolidated Leverage Ratio was greater than 3.25:1 and we expect that it will remain above 3.25:1 for the foreseeable future.

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

As of April 4, 2015, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K/A for fiscal 2014 have not materially changed from January 3, 2015.

At the end of the first quarter of fiscal 2015, borrowings under (a) the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and (b) the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. For the Tranche B-2 Term Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the B-2 LIBOR Floor. In addition, at the end of the first quarter of fiscal 2015, our interest rate swap in effect had a notional amount of $1.5 billion. Accordingly, as of the end of the first quarter of fiscal 2015, based on the amount of variable rate debt including the impact of the interest rate swap and the B-2 LIBOR Floor, a hypothetical 50 basis point increase in interest rates would increase annual interest expense by approximately $1.3 million and a hypothetical 50 basis point decrease in interest rates would decrease annual interest expense by approximately $0.4 million. This increase or decrease is primarily driven by our Tranche B-1 Term Facility which had no interest rate swap associated with it and was not subject to the B-2 LIBOR Floor. This change in market risk exposure from the end of fiscal 2014 was due to lower debt balance.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (“CEO”) and principal financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 4, 2015. Based upon that evaluation and subject to the foregoing, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective at the reasonable assurance level as of April 4, 2015 due to the material weakness in internal control over financial reporting related to the accounting for certain franchise rights acquired discussed below.

Management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company did not maintain effective controls over the accounting for certain franchise rights acquired. Specifically, while the Company did design a control to assess the useful life of the franchise rights acquired, the design of that control did not result in the appropriate application of GAAP with respect to those franchise rights for which the agreements were not explicitly perpetual. The Company adopted a policy of valuing and recording franchise rights acquired in connection with franchise agreements that have a renewal term at the option of the franchisee as having an indefinite life. The Company should have valued those rights based on the remaining contractual period (i.e., the period from the date of acquisition to the date of the next automatic renewal) and ascribed a life to those rights for the same period. This control deficiency resulted in a misstatement of amounts allocated between Franchise Rights Acquired and Goodwill which ultimately led to the improper recording of an indefinite-lived impairment charge. The reversal of this indefinite-lived intangible impairment charge resulted in the restatement of the Company’s financial statements for the year ended January 3, 2015 which is discussed in Note 1 “Basis of Presentation” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Additionally, in the event the Company were to continue to apply the incorrect policy discussed above with respect to franchise rights acquired in the future, this control deficiency could result in further misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company has determined that this control deficiency constitutes a material weakness.

Remediation Plan

The Company is remediating this material weakness by revising, clarifying and implementing accounting policies and controls related to the accounting for franchise rights acquired in instances in which the terms of those agreements are not explicitly perpetual. Franchise acquisitions and the accounting thereon will be subject to ongoing senior management review and oversight by the Audit Committee of our Board of Directors. Management believes the foregoing efforts will effectively remediate this material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, with respect to franchise rights acquired, management may execute additional measures to address this material weakness or modify the remediation plan described above, and will continue to review and make necessary changes to the overall design of its internal controls.

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

In re Weight Watchers International, Inc. Securities Litigation

In March 2014, two substantially identical putative class action complaints alleging violation of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current and former officers and directors, and the Company’s controlling shareholder, in the United States District Court for the Southern District of New York. The complaints were purportedly filed on behalf of all purchasers of the Company’s common stock, no par value per share, between February 14, 2012 and October 30, 2013, inclusive (referred to herein as the “Class Period”). The complaints allege that, during the Class Period, the defendants disseminated materially false and misleading statements and/or concealed material adverse facts. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5. The plaintiffs seek to recover unspecified damages on behalf of the class members. In June 2014, the Court consolidated the cases and appointed lead plaintiffs and lead counsel. On August 12, 2014, the plaintiffs filed an amended complaint that, among other things, reduced the Class Period to between February 14, 2012 and February 13, 2013 and dropped all current officers and certain directors previously named as defendants. On October 14, 2014, the defendants filed a motion to dismiss. The plaintiffs filed an opposition to the defendants’ motion to dismiss on November 24, 2014 and the defendants filed a reply in support of their motion to dismiss on December 23, 2014. The Company continues to believe that the suits are without merit and intends to defend them vigorously.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K/A for fiscal 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 11, 2015, the Company issued 390,212 shares of common stock as partial consideration in connection with the acquisition of Weilos, Inc., a California-based startup with an online social platform that provides a mobile health and weight loss community. The Company relied on Section 4(a)(2) of the Securities Act of 1933, as amended, as the basis for exemption from registration. In relying upon this exemption, the Company took into account the limited number of persons involved in the transaction, the information regarding the Company furnished to the recipients of the shares, and certain representations and warranties made by such recipients.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description
†*Exhibit 10.1	Offer Letter, dated as of March 3, 2014, by and between Weight Watchers International, Inc. and Michael F. Colosi.

*Exhibit 31.1	Rule 13a-14(a) Certification by James Chambers, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: May 14, 2015	By:	/s/ James Chambers
James Chambers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2015	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
†*Exhibit 10.1	Offer Letter, dated as of March 3, 2014, by and between Weight Watchers International, Inc. and Michael F. Colosi.

*Exhibit 31.1	Rule 13a-14(a) Certification by James Chambers, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101
*EX-101.INS *EX-101.SCH *EX-101.CAL *EX-101.DEF *EX-101.LAB *EX-101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Represents a management arrangement or compensatory plan.