Form 10-Q
period 2015-07-04
WEIGHT WATCHERS INTERNATIONAL INC
filed 2015-08-11
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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

The number of shares of common stock outstanding as of July 30, 2015 was 57,210,597.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	July 4, 2015	January 3, 2015
		(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$149,722	$301,212
Receivables (net of allowances: July 4, 2015 - $3,118 and January 3, 2015 - $3,287)	28,486	31,960
Inventories	18,545	32,382
Deferred income taxes	24,227	23,744
Prepaid expenses and other current assets	29,595	36,367

TOTAL CURRENT ASSETS	250,575	425,665

Property and equipment, net	67,394	74,650
Franchise rights acquired	754,296	760,883
Goodwill	167,480	168,279
Trademarks and other intangible assets, net	66,885	68,115
Deferred financing costs, net	28,532	32,742
Other noncurrent assets	6,015	4,306

TOTAL ASSETS	$1,341,177	$1,534,640

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$165,323	$80,728
Accounts payable	39,813	52,411
Derivative payable	42,973	42,423
Salaries and wages payable	41,457	64,785
Accrued marketing and advertising	11,572	20,540
Other accrued liabilities	77,312	93,839
Income taxes payable	6,710	10,779
Deferred revenue	72,617	66,190

TOTAL CURRENT LIABILITIES	457,777	431,695

Long-term debt	2,031,750	2,277,272
Deferred income taxes	180,554	176,278
Other	18,619	16,883

TOTAL LIABILITIES	2,688,700	2,902,128

Redeemable noncontrolling interest	4,980	5,553

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 112,493 shares issued at July 4, 2015 and 112,195 shares issued at January 3, 2015	0	0
Treasury stock, at cost, 55,390 shares at July 4, 2015 and 55,485 shares at January 3, 2015	(3,250,345)	(3,253,597)
Retained earnings	1,926,543	1,900,506
Accumulated other comprehensive loss	(28,701)	(19,950)

TOTAL DEFICIT	(1,352,503)	(1,373,041)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,341,177	$1,534,640

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service revenues, net	$250,377	$318,657	$500,342	$635,354
Product sales and other, net	59,377	78,890	131,515	171,551

Revenues, net	309,754	397,547	631,857	806,905

Cost of services	119,954	135,345	250,267	279,954
Cost of product sales and other	30,436	36,388	64,923	78,237

Cost of revenues	150,390	171,733	315,190	358,191

Gross profit	159,364	225,814	316,667	448,714

Marketing expenses	40,328	46,231	127,611	161,566
Selling, general and administrative expenses	48,456	65,019	100,432	121,531

Operating income	70,580	114,564	88,624	165,617

Interest expense	30,460	31,191	61,564	56,453
Other expense, net	344	889	919	1,159
Early extinguishment of debt	(6,700)	0	(11,476)	0
Gain on Brazil acquisition	0	0	0	(10,540)

Income before income taxes	46,476	82,484	37,617	118,545

Provision for income taxes	18,696	28,392	15,321	42,922

Net income	27,780	54,092	22,296	75,623
Net loss (income) attributable to the noncontrolling interest	97	(90)	148	(90)

Net income attributable to Weight Watchers International, Inc.	$27,877	$54,002	$22,444	$75,533

Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$0.49	$0.95	$0.39	$1.34

Diluted	$0.49	$0.95	$0.39	$1.33

Weighted average common shares outstanding
Basic	57,085	56,624	56,946	56,525

Diluted	57,155	56,657	57,035	56,585

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$27,780	$54,092	$22,296	$75,623
Other comprehensive loss:
Foreign currency translation adjustments	(1,467)	5,360	(13,988)	4,060
Income tax effect on foreign currency translation adjustments	572	(2,512)	5,455	(1,587)

Foreign currency translation adjustments, net of taxes	(895)	2,848	(8,533)	2,473

Changes in gain (loss) on derivatives	14,776	(12,226)	(1,093)	(25,639)
Income tax effect on changes in gain (loss) on derivatives	(5,763)	4,768	426	9,999

Changes in gain (loss) on derivatives, net of taxes	9,013	(7,458)	(667)	(15,640)

Total other comprehensive gain (loss)	8,118	(4,610)	(9,200)	(13,167)

Comprehensive income	35,898	49,482	13,096	62,456
Less: Net loss (income) attributable to the noncontrolling interest	97	(90)	148	(90)
Less: Foreign currency translation adjustments, net of taxes attributable to the noncontrolling interest	1	(11)	449	(225)

Comprehensive loss (gain) attributable to the noncontrolling interest	98	(101)	597	(315)

Comprehensive income attributable to Weight Watchers International, Inc.	$35,996	$49,381	$13,693	$62,141

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	July 4, 2015	June 28, 2014
Operating activities:
Net income	$22,296	$75,623
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,291	23,605
Amortization of deferred financing costs	3,563	3,917
Share-based compensation expense	4,625	4,427
Deferred tax provision	8,637	19,909
Allowance for doubtful accounts	(102)	224
Reserve for inventory obsolescence	5,562	5,132
Foreign currency exchange rate loss	957	1,132
Loss on disposal of assets	1,873	15
Gain on Brazil acquisition	0	(10,540)
Early extinguishment of debt	(12,667)	0
Other items, net	0	(183)
Changes in cash due to:
Receivables	2,999	173
Inventories	8,145	8,436
Prepaid expenses	5,804	4,940
Accounts payable	(11,986)	(7,824)
Accrued liabilities	(43,095)	3,695
Deferred revenue	7,643	13,852
Income taxes	(6,251)	(1,034)

Cash provided by operating activities	26,294	145,499

Investing activities:
Capital expenditures	(3,820)	(4,531)
Capitalized software expenditures	(19,352)	(10,874)
Cash paid for acquisitions	(3,128)	(16,678)
Other items, net	(383)	111

Cash used in investing activities	(26,683)	(31,972)

Financing activities:
Payments on long-term debt	(147,613)	(12,000)
Payment of dividends	(14)	(79)
Proceeds from stock options exercised	0	139
Tax benefit of restricted stock units vested and stock options exercised	0	1

Cash used in financing activities	(147,627)	(11,939)

Effect of exchange rate changes on cash and cash equivalents and other	(3,474)	325

Net (decrease) increase in cash and cash equivalents	(151,490)	101,913
Cash and cash equivalents, beginning of period	301,212	174,557

Cash and cash equivalents, end of period	$149,722	$276,470

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

On May 4, 2015, the Audit Committee of the Board of Directors of the Company concluded that the Company’s previously issued consolidated financial statements for the fiscal year ended January 3, 2015 as contained in the Company’s Annual Report on Form 10-K for fiscal 2014, as filed on March 4, 2015, should be restated with respect to the accounting for certain franchise rights acquired. Based on discussions with the Staff of the Securities and Exchange Commission regarding the Company’s accounting of its franchise rights acquired, the Company determined that, subsequent to the fiscal 2009 adoption of ASC 350-30-35-2, franchise rights acquired in connection with franchise agreements that have a renewal term at the option of the franchisee should be accounted for as definite-lived assets. Previously these acquired franchise rights were accounted for as indefinite-lived assets based on the franchisee’s ability to elect indefinitely to renew the franchise rights. After this correction, the value of these rights and the amortization period thereon will contemplate the remainder of the contractual term from the date of acquisition without giving any effect to the franchisee’s renewal rights.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

As part of this restatement, the Company’s consolidated Balance Sheet as of January 3, 2015 was also revised to correct the previously disclosed immaterial misclassification of a portion of the Company’s long-term debt due within one year. In addition, the Company also recorded other miscellaneous adjustments as part of this restatement that are either related to the aforementioned or were previously identified but determined to be immaterial.

For a discussion of the Company’s restatement, see “Restatement of Financial Statements” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K/A for fiscal 2014. For a discussion of the Company’s remediation efforts with respect to its internal control over financial reporting related to the aforementioned accounting for certain franchise rights acquired, see “Item 4. Controls and Procedures— Remediation Efforts on Previously Identified Material Weakness” in this Quarterly Report on Form 10-Q.

Liquidity:

The Company has a $144,323 debt maturity obligation due April 2016. Subsequent to the end of the second quarter of fiscal 2015, on July 14, 2015, the Company drew down the $48,000 available on its revolving credit facility in order to enhance its cash position and to provide additional financial flexibility. The Company believes that cash generated by its fiscal 2015 $1,150,000 revenue forecast, its cost-savings initiative, the anticipated successful launch of its 2016 winter season program innovation, its cash on hand of $149,722 as of July 4, 2015 and the proceeds of its revolver borrowing of $48,000 will provide the Company with sufficient liquidity to meet its obligations for the next twelve months, including its April 2016 debt maturity obligation of $144,323. The Company has the ability, if necessary, to delay investments or reduce marketing spend. Notwithstanding the foregoing, depending on future developments, there can be no assurance that the Company will meet these obligations.

Out-of-Period Adjustments:

In the second quarter of fiscal 2015, the Company identified and recorded out-of-period adjustments related to immaterial errors in prior period financial statements that impacted income before income taxes and net income attributable to the Company by $1,650 and $420, respectively.

2.	Summary of Significant Accounting Policies

For a discussion of the Company’s significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K/A for fiscal 2014.

3.	Acquisition of Weilos

On March 11, 2015, the Company acquired for a purchase price of $6,674 Weilos, a California-based startup with an online social platform that provides a mobile health and weight loss community. Payment was in the form of common stock issued $2,810, restricted stock issued $114 and cash $2,775 plus cash held back of $975. The total purchase price of Weilos has been allocated to goodwill ($5,588), identifiable intangibles ($1,741) and other assets ($24) offset by deferred tax liabilities ($679). Restricted shares in the amount of $908 were issued to key employees, contingent upon 18 months post-combination employment, and are accounted for as stock compensation cost in the post-combination financial statements. As a result of the acquisition, Weilos became a wholly owned subsidiary of the Company and the Company began to consolidate the entity as of the date of acquisition. The acquisition resulted in goodwill related to, among other things, expected synergies in operations. The Company does not expect goodwill to be deductible for tax purposes.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the six months ended July 4, 2015, the change in the carrying value of indefinite-lived franchise rights acquired is due to the effect of exchange rate changes as follows:

Balance as of January 3, 2015, as restated	$759,838
Effect of exchange rate changes	(6,069)

Balance as of July 4, 2015	$753,769

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisitions of the majority interest in VPM and of Wello in fiscal 2014 and the acquisition of Weilos in fiscal 2015. See Note 3 for further information on the Weilos acquisition. For the six months ended July 4, 2015, the change in the carrying amount of goodwill is due to the Weilos acquisition and the effect of exchange rate changes as follows:

	North America	United Kingdom	Continental Europe	Other	Total
Balance as of January 3, 2015, as restated	$134,611	$1,421	$7,661	$24,586	$168,279
Goodwill acquired during the period	5,588	0	0	0	5,588
Effect of exchange rate changes	(2,851)	23	(318)	(3,241)	(6,387)

Balance as of July 4, 2015	$137,348	$1,444	$7,343	$21,345	$167,480

The carrying values of finite-lived intangible assets as of July 4, 2015 and January 3, 2015 were as follows:

	July 4, 2015		January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
			(restated)
Capitalized software costs	$115,496	$79,853	$107,581	$72,590
Website development costs	104,592	74,045	95,717	63,405
Trademarks	10,863	10,325	10,836	10,213
Other	7,009	6,852	7,014	6,825

Trademarks and other intangible assets	237,960	171,075	221,148	153,033
Franchise rights acquired	4,493	3,966	4,735	3,690

Total finite-lived intangible assets	$242,453	$175,041	$225,883	$156,723

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $9,810 and $19,028 for the three and six months ended July 4, 2015, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $6,986 and $13,179 for the three and six months ended June 28, 2014, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2015	$15,493
Fiscal 2016	$26,830
Fiscal 2017	$20,267
Fiscal 2018	$4,296
Fiscal 2019 and thereafter	$526

5.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	July 4, 2015		January 3, 2015
	Balance	Effective Rate	Balance	Effective Rate
			(restated)
Revolving Facility due April 2, 2018	$0	0.00%	$0	0.00%
Tranche B-1 Term Facility due April 2, 2016	144,323	3.18%	294,750	3.12%
Tranche B-2 Term Facility due April 2, 2020	2,052,750	4.00%	2,063,250	3.96%

Total Debt	2,197,073	3.91%	2,358,000	3.86%
Less Current Portion	165,323		80,728

Total Long-Term Debt	$2,031,750		$2,277,272

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Under the terms of the Credit Agreement, depending on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement), the Company is obligated to offer to prepay the Term Facilities in an aggregate amount determined by its excess cash flow (as defined in the Credit Agreement). On March 13, 2015, the Company commenced an offer to prepay at a discount to par up to $75,000 in aggregate principal amount of term loans outstanding under the Tranche B-1 Term Facility. On March 20, 2015, the Company accepted offers with a discount equal to or greater than 9.00% in respect of such term loans. On March 25, 2015, the Company paid an aggregate amount of cash proceeds totaling $57,389 plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $63,065 in aggregate principal amount of such term loans under the Tranche B-1 Term Facility. This expenditure reduced, on a dollar for dollar basis, the Company’s $59,728 obligation to make a mandatory excess cash flow prepayment offer to the term loan lenders under the terms of the Credit Agreement. In addition, the Company made a voluntary prepayment at par on March 25, 2015 of $2,500 in respect of such term loans under the Tranche B-1 Term Facility to reduce the remaining excess cash flow prepayment obligation for fiscal 2014. As a result of this prepayment, the Company wrote-off fees of $326, incurred fees of $601 and recorded a gain on early extinguishment of debt of $4,749, inclusive of these fees, in the first quarter of fiscal 2015.

On June 17, 2015, the Company commenced another offer to prepay at a discount to par up to $229,000 in aggregate principal amount of term loans outstanding under the Tranche B-1 Term Facility. On June 22, 2015, the Company accepted offers with a discount equal to or greater than 9.00% in respect of such term loans. On June 26, 2015, the Company paid an aggregate amount of cash proceeds totaling $77,225 plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $84,862 in aggregate principal amount of such term loans under the Tranche B-1 Term Facility. As a result of this prepayment, the Company wrote-off fees of $321, incurred fees of $589 and recorded a gain on early extinguishment of debt of $6,727, inclusive of these fees, in the second quarter of fiscal 2015.

At July 4, 2015, the Company had $2,197,073 outstanding under the WWI Credit Facility, consisting entirely of term loans, and there were no loans outstanding under the Revolving Facility. In addition, at July 4, 2015, the Revolving Facility had $1,819 in issued but undrawn letters of credit outstanding thereunder and $48,181 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes. Subsequent to the end of the second quarter of fiscal 2015, on July 14, 2015, the Company drew down the $48,000 available on its Revolving Facility in order to enhance its cash position and to provide additional financial flexibility.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event the Company receives a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon the Company’s Consolidated Leverage Ratio. At July 4, 2015, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on the Company’s Consolidated Leverage Ratio as of July 4, 2015, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.50% or base rate plus an applicable margin of 1.50%. On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of July 4, 2015, the commitment fee was 0.50% per annum. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

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

At July 4, 2015 and January 3, 2015, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The average interest rate on the Company’s debt, exclusive of the impact of swaps, was approximately 3.95% and 3.90% per annum at July 4, 2015 and January 3, 2015, respectively. The average interest rate on the Company’s debt, including the impact of swaps, was approximately 5.06% and 4.93% per annum at July 4, 2015 and January 3, 2015, respectively.

6.	Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2015	2014	2015	2014
Numerator:
Net income attributable to Weight Watchers International, Inc.	$27,877	$54,002	$22,444	$75,533

Denominator:
Weighted average shares of common stock outstanding	57,085	56,624	56,946	56,525
Effect of dilutive common stock equivalents	70	33	89	60

Weighted average diluted common shares outstanding	57,155	56,657	57,035	56,585

Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$0.49	$0.95	$0.39	$1.34

Diluted	$0.49	$0.95	$0.39	$1.33

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 1,911 and 3,350 for the three months ended July 4, 2015 and June 28, 2014, respectively, and 1,995 and 2,762 for the six months ended July 4, 2015 and June 28, 2014, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.	Stock Plans

On May 6, 2008 and May 12, 2004, respectively, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”). On May 6, 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan (as amended, the “2014 Plan” and together with the 2004 Plan and the 2008 Plan, the “Stock Plans”), which replaced the 2008 Plan and 2004 Plan for all equity-based awards granted on or after May 6, 2014. The 2014 Plan is designed to promote the long-term financial interests and growth of the Company by attracting, motivating and retaining employees with the ability to contribute to the success of the business and to align compensation for the Company’s employees over a multi-year period directly with the interests of the shareholders of the Company. The Company’s Board of Directors or a committee thereof administers the 2014 Plan.

Pursuant to the option components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received stock options with (i) time vesting criteria and/or (ii) both time and performance vesting criteria (“T&P Vesting Options”). On May 7, 2015, the Company’s shareholders approved an amendment to the 2014 Plan to permit a one-time stock option exchange program under which the Company would offer eligible employees the opportunity to exchange certain eligible T&P Options on a (a) two-for-one basis for new stock options for all eligible employees, other than the Company’s Chief Executive Officer (i.e., so that the new stock options would cover half as many shares as the corresponding surrendered options) and (b) 3.5-for-one basis for new stock options for the Company’s Chief Executive Officer (i.e., so that the new stock options would cover a number of shares equal to the quotient of the number of shares covered by the corresponding surrendered options divided by 3.5). The option exchange program was designed to create better incentives for employees to remain with the Company and contribute to the attainment of its business and financial objectives.

On May 22, 2015, the Company launched a tender offer in connection with the option exchange program which expired on June 22, 2015. Pursuant to the offer, employees tendered options to purchase 1,692 shares of common stock (representing 99% of the total shares of common stock underlying the options eligible for exchange) with a weighted-average exercise price of $24.70 per share. The Company cancelled and replaced those options on June 22, 2015 with options to purchase 730 shares of common stock with an exercise price of $5.25 per share, which was the closing price per share of the Company’s common stock on the New York Stock Exchange on June 22, 2015. The replacement options vest over three years, with 25% vesting on each of the first and second anniversaries of the date of grant and 50% vesting on the third anniversary of the date of grant. The option exchange resulted in an incremental stock option expense of $1,590, which was determined by comparing the fair value as calculated based on a Monte Carlo simulation to the fair value calculated using the Black-Scholes option pricing model for the eligible options exchanged. This incremental expense, along with the unamortized expense associated with the cancelled options, is being recognized ratably over the new vesting period of the replacement options, which is three years.

8.	Income Taxes

The effective tax rates for the three and six months ended July 4, 2015 were 40.2% and 40.7%, respectively. The effective tax rates for the three and six months ended June 28, 2014 were 34.4% and 36.2%, respectively. For both the three and six months ended July 4, 2015, the primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were state income taxes, increases in valuation allowances and tax reserves. For both the three and six months ended June 28, 2014, the primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were state income taxes and increases in our valuation allowances offset by a net tax benefit associated with the closure of our China business and lower rates in certain foreign jurisdictions. During the three months ended June 28, 2014, the Company recorded a $1,500 increase to its valuation allowance related to tax benefits for foreign losses that are not expected to be realized.

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

As of both July 4, 2015 and January 3, 2015, the Company had in effect an interest rate swap with a notional amount totaling $1,500,000.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

As of July 4, 2015 and January 3, 2015, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive income (loss) in the amounts of $22,523 ($36,923 before taxes) and $21,856 ($35,830 before taxes), respectively.

The Company is hedging forecasted transactions for periods not exceeding the next six years. The Company expects approximately $11,248 ($18,440 before taxes) of derivative losses included in accumulated other comprehensive income (loss) at July 4, 2015, based on current market rates, will be reclassified into earnings within the next 12 months.

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

The fair value of the Company’s long-term debt is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of July 4, 2015 and January 3, 2015, the fair value of the Company’s long-term debt was approximately $1,122,588 and $1,888,051, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 10 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

	Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at July 4, 2015	$42,973	$0	$42,973	$0
Interest rate swap liability at January 3, 2015	$42,423	$0	$42,423	$0

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Six Months Ended July 4, 2015
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
Beginning Balance at January 3, 2015, restated	$(21,856)	$1,906	$(19,950)

Other comprehensive loss before reclassifications, net of tax	(335)	(8,533)	(8,868)
Amounts reclassified from accumulated other comprehensive loss, net of tax (b)	(332)	0	(332)

Net current period other comprehensive loss including noncontrolling interest	(667)	(8,533)	(9,200)

Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	449	449

Ending Balance at July 4, 2015	$(22,523)	$(6,178)	$(28,701)

(a)     Amounts in parentheses indicate debits

(b)     See separate table below for details about these reclassifications

	Six Months Ended June 28, 2014
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
Beginning Balance at December 28, 2013	$(4,603)	$13,120	$8,517

Other comprehensive loss before reclassifications, net of tax	(19,872)	2,473	(17,399)
Amounts reclassified from accumulated other comprehensive income, net of tax (b)	4,232	0	4,232

Net current period other comprehensive (loss) income	(15,640)	2,473	(13,167)

Ending Balance at June 28, 2014	$(20,243)	$15,593	$(4,650)

(a)    Amounts in parentheses indicate debits

(b)    See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2015	2014	2015	2014
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net (Loss) Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$68	$(6,117)	$544	$(6,937)	Interest expense

	68	(6,117)	544	(6,937)	(Loss) income before income taxes
	(27)	2,386	(212)	2,705	(Benefit) provision for income taxes

	$41	$(3,731)	$332	$(4,232)	Net (loss) income

  (a)     Amounts in parentheses indicate debits to profit / loss

13.	Segment Data

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

Information about the Company’s reportable segments is as follows:

	Total Revenue
	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
North America	$200,772	$248,490	$406,328	$512,896
United Kingdom	32,785	43,428	67,155	85,627
Continental Europe	62,206	84,250	128,949	168,481
Other	13,991	21,379	29,425	39,901

Total revenue	$309,754	$397,547	$631,857	$806,905

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Net Income
	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Segment operating income:
North America	$51,000	$88,865	$69,020	$146,673
United Kingdom	8,268	13,397	14,449	11,851
Continental Europe	22,582	32,075	32,639	37,918
Other	2,682	5,693	4,180	6,781

Total segment operating income	84,532	140,030	120,288	203,223
General corporate expenses	(13,952)	(25,466)	(31,664)	(37,606)
Interest expense	30,460	31,191	61,564	56,453
Other expense, net	344	889	919	1,159
Early extinguishment of debt	(6,700)	0	(11,476)	0
Gain on Brazil acquisition	0	0	0	(10,540)
Provision for taxes	18,696	28,392	15,321	42,922

Net income	27,780	54,092	22,296	75,623
Net loss (income) attributable to noncontrolling interest	97	(90)	148	(90)

Net income attributable to Weight Watchers International, Inc.	$27,877	$54,002	$22,444	$75,533

	Depreciation and Amortization
	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
North America	$11,866	$8,358	$23,341	$16,336
United Kingdom	195	356	382	714
Continental Europe	476	616	961	1,209
Other	360	745	744	1,093

Total segment depreciation and amortization	12,897	10,075	25,428	19,352
General corporate depreciation and amortization	3,202	4,034	6,426	8,170

Depreciation and amortization	$16,099	$14,109	$31,854	$27,522

14.	Restructuring Charges

As previously disclosed, the Company established a new cost-savings initiative and, as part of this cost-savings initiative, in fiscal 2015, the Company undertook a plan of reduction in force which resulted in the elimination of certain positions and termination of employment for certain employees worldwide in the three and six months ended July 4, 2015. In fiscal 2014, the Company reviewed its organization and undertook a restructuring which resulted in the elimination of certain positions and the termination of employment for certain employees worldwide in the three and six months ended June 28, 2014.

In connection with these plans, the Company recorded restructuring charges in connection with employee termination benefit costs of $232 ($142 after tax) and $6,498 ($3,964 after tax) during the three months ended July 4, 2015 and June 28, 2014, respectively, and $5,993 ($3,656 after tax) and $10,154 ($6,199 after tax) during the six months ended July 4, 2015 and June 28, 2014, respectively. For the three months ended July 4, 2015 and June 28, 2014, these charges impacted cost of revenues by $(311) and $3,174, respectively, and selling, general and administrative expenses by $543 and $3,324, respectively. For the six months ended July 4, 2015 and June 28, 2014, these charges impacted cost of revenues by $1,698 and $4,686, respectively, and selling, general and administrative expenses by $4,295 and $5,468, respectively. For the three and six months ended July 4, 2015 and June 28, 2014, all restructuring charges were recorded to general corporate expense and therefore there was no impact to the segments.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

For the six months ended July 4, 2015, the reconciliation of the liability balance for these restructuring charges was as follows:

Balance as of January 3, 2015	$2,570
Provision	5,993
Payments	(7,115)

Balance as of July 4, 2015	$1,448

The Company expects the liability as of July 4, 2015 to be paid in fiscal 2015. The Company anticipates recording additional restructuring charges of approximately $4,000 during the remainder of fiscal 2015 in connection with the 2015 plan, primarily related to the planned office space consolidation.

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

We have restated our consolidated financial statements for the fiscal year ended January 3, 2015 to correct the accounting for certain franchise rights acquired, to correct the immaterial misclassification of a portion of the Company’s long-term debt due within one year as a result of the calculation of the Company’s excess cash flow under the Credit Agreement (defined hereafter) and to reflect other miscellaneous immaterial balance sheet adjustments.

In the second quarter of fiscal 2015, we identified and recorded out-of-period adjustments related to immaterial errors in prior period financial statements that impacted income before income taxes and net income attributable to the Company by $1.7 million and $0.4 million, respectively.

You should read the following discussion in conjunction with our Annual Report on Form 10-K/A for fiscal 2014 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the Consolidated Financial Statements).

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit and gross profit margin, operating income and operating income margin, net income attributable to the Company, selling, general and administrative expenses and earnings per fully diluted share, including components thereof, are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, as follows: (i) with respect to the second quarter and first six months of fiscal 2015 and fiscal 2014, to exclude the impact of charges associated with the Company’s previously disclosed plans to restructure its organization, as applicable in the period; (ii) with respect to the second quarter and first six months of fiscal 2015, to exclude the impact from the gains on early extinguishment of debt associated with the Company’s previously reported debt prepayments in the first and second quarters of 2015, as applicable in the period; (iii) with respect to the second quarter and first six months of fiscal 2014, to exclude the impact of the net tax benefit associated with an intercompany loan write-off in connection with the closure of our China business and the establishment of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized; and (iv) with respect to the first six months of fiscal 2014, to exclude the impact of the gain recognized in connection with the Company’s previously disclosed Brazil acquisition due to an adjustment of its previously held equity interest to fair value offset by a charge associated with the settlement of the royalty-free arrangement of its Brazilian partnership. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the restructuring charges, the gain on the Brazil acquisition, the China tax benefit partially offset by the recognition of a valuation allowance and the gain on early extinguishment of debt. Our management believes these non-GAAP financial measures provide supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

CRITICAL ACCOUNTING POLICIES

Interim Impairment Test Assessment

We completed our annual impairment test for both goodwill and franchise rights acquired on February 24, 2015, incorporating all of the business performance information available to us through that date. Following the end of our second quarter of fiscal 2015, we considered the events and circumstances that existed subsequent to February 24, 2015 in performing our interim analysis to determine whether a triggering event had occurred such that an interim impairment analysis of one or more of our indefinite-lived assets was necessary. In performing this analysis, we considered the recent declines in the trading value of both our equity and debt. While we noted these declines and considered the contributing factors, we believe that these trading values do not reflect the anticipated positive impact of our transformation plan. For additional information on our transformation plan, see “—Transformation Plan”. We further believe such declines are temporary and that these trading values will increase following the anticipated success of the 2016 winter season. Accordingly, we concluded that the near-term decline in our equity and debt trading values, when considered in the aggregate with other factors such as the positive performance of the Company versus our projections used at the time we completed our annual impairment test, was not indicative of a triggering event requiring an interim impairment analysis. However, if our 2016 winter season does not meet our expectations, or the depressed trading values of both our equity and debt continue into fiscal 2016, we may have to take an impairment charge at the appropriate time, which could be material. For additional information on risks associated with our recognizing asset impairment charges, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended January 3, 2015.

Other Critical Accounting Policies

For a discussion of the other critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Annual Report on Form 10-K/A for fiscal 2014. Subject to the foregoing, our critical accounting policies have not changed since the end of fiscal 2014.

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

TRANSFORMATION PLAN

As previously disclosed, the Company is currently executing a multi-year transformation plan. The four strategic areas of focus of this transformation plan are as follows: improving near-term performance, including strong cost management; repositioning our brand and improving our product offer; targeting new channel growth in healthcare; and building organizational capabilities. As part of our focus on strong cost management, prior to fiscal 2015, we successfully executed a gross cost-savings initiative totaling $150 million annually. In fiscal 2015, we established an incremental $100 million annual gross cost-savings initiative. See “Note 14. Restructuring Charges” in our unaudited consolidated financial statements and “— Anticipated Business Metrics, Trends and Other Events” for additional details on this initiative. A key component of the organizational capabilities upgrade is our technology transformation, whereby we are replacing legacy technology systems and architecture to enable us to deliver product and program enhancements in a more agile, cost-effective manner. For additional details on our investments in fiscal 2015 related to this technology transformation, see “— Liquidity and Capital Resources—Investing Activities—First Six Months of Fiscal 2015”. As we execute this transformation plan, management, from time to time, reviews the resulting revenues and associated costs to refine the plan in order to ensure resources are allocated efficiently and optimized. As management determines resources should be reallocated, they refine the transformation plan accordingly. For example, our investment strategy in the healthcare channel and related technology has evolved to focus on proving our internal capabilities to deliver against healthcare market needs. Management continues to believe that the Company has sufficient liquidity to execute the transformation plan and does not believe the Company is constrained by its capital structure. See “— Liquidity and Capital Resources”. The progress against this transformation plan, including resulting revenues, to date has not met management’s initial expectations and therefore the Company’s turnaround is taking longer than management had previously anticipated. During the 2015 winter season, while we launched new product enhancements, we did not introduce meaningful program news, which historically has driven significant trend improvements. Performance in the season was also depressed by the lack of impactful marketing for such product enhancements. Management remains committed to this transformation plan and its underlying strategies and is optimistic about the resulting turnaround. Management has continued to focus on developing and refining its launch plans for the 2016 winter season, which include substantive product and program innovation combined with better marketing execution.

ANTICIPATED BUSINESS METRICS, TRENDS AND OTHER EVENTS

We anticipate the Company’s fiscal 2015 revenues will be approximately $1.15 billion, a decline from the $1.48 billion reported in fiscal 2014. This decline is driven by the lower fiscal 2015 Incoming Active Bases in both our meetings and Online businesses as compared to the beginning of fiscal 2014, as well as the negative recruitment trend in fiscal 2015.

After a tough start to fiscal 2015, we are continuing to focus in fiscal 2015 on generating positive cash flow to maintain strong liquidity. To this end, in the first quarter of fiscal 2015, we established our previously disclosed $100 million cost-savings initiative, which is progressing on plan. See “—Transformation Plan” for a discussion of our focus on strong cost management. As part of this cost-savings initiative, the Company undertook its previously disclosed 2015 plan of reduction in force which resulted in the elimination of certain positions and termination of employment for certain employees worldwide. During the first half of fiscal 2015, we recorded $6.0 million ($3.7 million after tax) of restructuring charges in connection with employment termination and we anticipate recording additional restructuring charges in connection with this 2015 restructuring plan of approximately $4.0 million during the remainder of fiscal 2015 primarily related to the planned office space consolidation. We now expect the anticipated total cost savings will be derived from savings of: approximately 45% from marketing, as we focus our marketing spend on key media that drives recruitments and lower non-working media costs; approximately 35% from general and administrative expenses (including savings from reduced compensation costs arising from our 2015 restructuring plan); and approximately 20% from operating expenses (including savings from meeting consolidation). We remain confident that we are on track to achieve our savings target on a constant currency basis. We believe that cash generated by our fiscal 2015 $1.15 billion revenue forecast, our cost-savings initiative, the anticipated successful launch of our 2016 winter season program innovation, our cash on hand of $149.7 million at the end of the second quarter of fiscal 2015 and the proceeds of our revolver borrowing of $48.0 million will provide us with sufficient liquidity to meet our obligations for the next twelve months, including our April 2016 debt maturity obligation of $144.3 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 4, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 28, 2014

The table below sets forth selected financial information for the second quarter of fiscal 2015 from our consolidated statements of net income for the three months ended July 4, 2015 versus selected financial information for the second quarter of fiscal 2014 from our consolidated statements of net income for the three months ended June 28, 2014:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Three Months Ended
	July 4, 2015	June 28, 2014	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$309.8	$397.5	$(87.8)	(22.1%)	(16.5%)

Cost of revenues	150.4	171.7	(21.3)	(12.4%)	(6.9%)

Gross profit	159.4	225.8	(66.5)	(29.4%)	(23.8%)
Gross Margin %	51.4%	56.8%
Marketing expenses	40.3	46.2	(5.9)	(12.8%)	(5.5%)

Selling, general & administrative expenses	48.5	65.0	(16.6)	(25.5%)	(21.9%)

Operating income	70.6	114.6	(44.0)	(38.4%)	(32.3%)
Operating Income Margin %	22.8%	28.8%
Interest expense	30.5	31.2	(0.7)	(2.3%)	(2.3%)
Other expense, net	0.3	0.9	(0.5)	(61.3%)	(61.3%)
Early extinguishment of debt	(6.7)	—	(6.7)	—	—

Income before income taxes	46.5	82.5	(36.0)	(43.7%)	(35.2%)

Provision for income taxes	18.7	28.4	(9.7)	(34.1%)	(24.3%)

Net income	27.8	54.1	(26.3)	(48.6%)	(40.9%)
Net loss (income) attributable to the noncontrolling interest	0.1	(0.1)	0.2	(207.4%)	(247.5%)

Net income attributable to
Weight Watchers International, Inc.	$27.9	$54.0	$(26.1)	(48.4%)	(40.6%)

Weighted average diluted shares outstanding	57.2	56.7	0.5	0.9%	0.9%

Diluted Earnings Per Share	$0.49	$0.95	$(0.47)	(48.8%)	(41.1%)

Note: Totals may not sum due to rounding.

Certain results for the second quarter of fiscal 2015 are adjusted to exclude the $0.2 million impact of charges associated with our previously disclosed 2015 restructuring plan and the $6.7 million impact of our gain on early extinguishment of debt. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended July 4, 2015 which have been adjusted.

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin	Net Income Attributable to Company	Diluted EPS
Second quarter of fiscal 2015	$159.4	51.4%	$70.6	22.8%	$27.9	$0.49
Adjustments to Reported Amounts (1)
Restructuring charges (1)	(0.3)		0.2		0.1	0.00
Early extinguishment of debt (1)	—		—		(4.1)	(0.07)

Total Adjustments	(0.3)		0.2		(3.9)	(0.07)

Second quarter of fiscal 2015, as adjusted (1)	$159.1	51.3%	$70.8	22.9%	$23.9	0.42

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the second quarter of fiscal 2015 to exclude the impact of the $0.2 million ($0.1 million after tax) of restructuring charges associated with our previously disclosed 2015 restructuring plan and the impact from our gain on early extinguishment of debt of $6.7 million ($4.1 million after tax). See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the second quarter of fiscal 2014 are adjusted to exclude the $6.5 million impact of charges associated with our previously disclosed 2014 restructuring plan and the impact of the $2.4 million net tax benefit associated with an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended June 28, 2014 which have been adjusted.

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin	Net Income Attributable to Company	Diluted EPS
Second quarter of fiscal 2014	$225.8	56.8%	$114.6	28.8%	$54.0	$0.95
Adjustments to Reported Amounts (1)
Restructuring charges (1)	3.2		6.5		4.0	0.07
Tax benefit, net (1)	—		—		(2.4)	(0.04)

Total Adjustments	3.2		6.5		1.6	0.03

Second quarter of fiscal 2014, as adjusted (1)	$229.0	57.6%	$121.1	30.5%	$55.6	0.98

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the second quarter of fiscal 2014 to exclude the impact of the $6.5 million ($4.0 million after tax) of restructuring charges associated with our previously disclosed 2014 restructuring plan and the impact of the $2.4 million net tax benefit associated with an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the second quarter of fiscal 2015 declined by 22.1% versus the second quarter of fiscal 2014 driven by revenue declines in the meetings and Online businesses globally, particularly in North America. Excluding the impact of foreign currency, which negatively impacted our revenues for the second quarter of fiscal 2015 by $22.3 million, revenues in the second quarter of fiscal 2015 would have declined 16.5% versus the prior year period. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the second quarter of fiscal 2015 declined $21.3 million, or 12.4%, versus the prior year period. Total cost of revenues was impacted by the 2015 and 2014 restructuring charges, similar to gross profit. Excluding the impact of the 2015 and 2014 restructuring charges, total cost of revenues in the second quarter of fiscal 2015 would have declined $17.9 million, or 10.6%, versus the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges, gross profit for the second quarter of fiscal 2015 would have decreased by $69.9 million, or 30.5%, from the second quarter of fiscal 2014. Excluding the impact of foreign currency, which negatively impacted our gross profit for the second quarter of fiscal 2015 by $12.7 million, gross profit in the second quarter of fiscal 2015 would have decreased 23.8% versus the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges and negative foreign currency, gross margin in the second quarter of fiscal 2015 would have been 51.7%, as compared to gross margin of 57.6% in the second quarter of fiscal 2014. Gross margin compression was driven primarily by the decline in the North America gross margin. The decline in North America gross margin was driven primarily by fixed cost deleverage and the impact of costs to support the new 24/7 Expert Chat and technology costs in support of new initiatives. See “—Transformation Plan” for a discussion of our strategic initiatives.

Marketing

Marketing expenses for the second quarter of fiscal 2015 decreased $5.9 million, or 12.8%, versus the second quarter of fiscal 2014. Excluding the impact of foreign currency, which decreased marketing expenses for the second quarter of fiscal 2015 by $3.4 million, marketing expenses in the second quarter of fiscal 2015 would have declined 5.5% versus the prior year period. The decline was primarily driven by lower agency fees in the United States. Marketing expenses as a percentage of revenue were 13.0% in the second quarter of fiscal 2015 as compared to 11.6% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the second quarter of fiscal 2015 decreased $16.6 million, or 25.5%, versus the second quarter of fiscal 2014. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the second quarter of fiscal 2015 by $2.3 million, selling, general and administrative expenses in the second quarter of fiscal 2015 would have declined 21.9% versus the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges, which impacted selling, general and administrative expenses by $0.5 million and $3.3 million, respectively, for the second quarter of fiscal 2015, selling, general and administrative expenses would have decreased by 22.3%, or 18.5% on a constant currency basis, versus the second quarter of fiscal 2014. In the second quarter of fiscal 2015, the Company continued its concerted efforts to reduce costs, including its continued execution of its 2015 restructuring plan. Selling, general and administrative expenses as a percentage of revenue for the second quarter of fiscal 2015 decreased to 15.6% from 16.4% for the second quarter of fiscal 2014. Excluding the impact of the 2015 and 2014 restructuring charges, selling, general and administrative expenses as a percentage of revenue for the second quarter of fiscal 2015 would have remained flat at 15.5%, or decreased to 15.1% on a constant currency basis, from 15.5% for the second quarter of fiscal 2014.

Operating Income

Operating income for the second quarter of fiscal 2015 decreased $44.0 million, or 38.4%, versus the second quarter of fiscal 2014. Excluding the impact of foreign currency, which negatively impacted operating income for the second quarter of fiscal 2015 by $7.0 million, operating income in the second quarter of fiscal 2015 would have declined 32.3% versus the prior year period. This decrease in operating income was primarily driven by a decline in revenues globally, particularly in North America, in the second quarter of fiscal 2015 as compared to the prior year period. Lower marketing and general and administrative costs partially offset this revenue decline. Excluding the impact of the 2015 and 2014 restructuring charges, our operating income margin in the second quarter of fiscal 2015 would have decreased to 22.9%, or 23.4% on a constant currency basis, from 30.5% in the second quarter of fiscal 2014. This decline in operating income margin was primarily driven by the decline in gross margin as compared to the prior year period.

Interest Expense

Interest expense in the second quarter of fiscal 2015 decreased $0.7 million, or 2.3%, versus the second quarter of fiscal 2014. The decrease in interest expense was primarily driven by the decrease in our average debt outstanding. Our average debt outstanding decreased by $97.6 million to $2,278.5 million in the second quarter of fiscal 2015 from $2,376.1 million in the second quarter of fiscal 2014. This decrease was primarily due to our debt prepayments in March and June 2015. The effective interest rate on our debt, excluding the impact of our interest rate swaps, increased by 0.03% to 3.92% in the second quarter of fiscal 2015 from 3.89% in the second quarter of fiscal 2014. Including the impact of our interest rate swaps, our effective interest rate on our debt increased to 5.00% in the second quarter of fiscal 2015 from 4.91% in the second quarter of fiscal 2014. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt prepayments and interest rates on our debt. For additional details on our interest rate swap see “—“Item 3. Quantitative and Qualitative Disclosures about Market Risk”.

Early Extinguishment of Debt

In June 2015, we paid an aggregate amount of cash proceeds totaling $77.2 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $84.9 million in aggregate principal amount of term loans under the Tranche B-1 Term Facility (defined hereafter). As a result of this prepayment, we wrote-off fees of $0.3 million, incurred fees of $0.6 million and recorded a gain on early extinguishment of debt of $6.7 million, inclusive of these fees, in the second quarter of fiscal 2015.

Other Expense, Net

Other expense, net, which consists of the impact of foreign currency on intercompany transactions, decreased by $0.5 million in the second quarter of fiscal 2015 versus the prior year period.

Tax

Our effective tax rate was 40.2% for the second quarter of fiscal 2015 as compared to 34.4% for the second quarter of fiscal 2014. This increase was due mainly to the net tax benefit recorded in the second quarter of fiscal 2014 associated with an intercompany loan write-off in connection with the closure of our China business and the establishment of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the second quarter of fiscal 2015 reflected a $26.1 million, or 48.4%, decline from net income attributable to the Company in the second quarter of fiscal 2014. Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the second quarter of fiscal 2015 by $4.2 million, net income attributable to the Company in the second quarter of fiscal 2015 would have declined by 40.6% versus the prior year period. Excluding the impact of restructuring charges, the gain on early extinguishment of debt and the negative impact of foreign currency from the second quarter of fiscal 2015 and the impact of restructuring charges and the China tax benefit partially offset by the recognition of a valuation allowance from the second quarter of fiscal 2014, net income attributable to the Company in the second quarter of fiscal 2015 would have reflected a 49.4% decline from net income attributable to the Company in the second quarter of fiscal 2014. This decline in net income attributable to the Company was primarily driven by the decrease in operating income in the second quarter of fiscal 2015 versus the prior year period.

Earnings per fully diluted share, or EPS, in the second quarter of fiscal 2015 were $0.49. Excluding the impact of restructuring charges and the gain on early extinguishment of debt from the second quarter of fiscal 2015 and the impact of restructuring charges and the China tax benefit partially offset by the recognition of a valuation allowance from the second quarter of fiscal 2014, EPS would have been $0.42 in the second quarter of fiscal 2015 as compared to $0.98 in the prior year period. Foreign currency had a negative $0.07 impact on EPS for the second quarter of fiscal 2015.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the second quarter of fiscal 2015 and the percentage change in those metrics versus the prior year period:

(in millions unless otherwise stated)

	Q2 2015
	GAAP			Constant Currency			Total Paid Weeks	Incoming Active Base	EOP Active Base
	Service Revenues	Product Sales & Other	Total Revenues	Service Revenues	Product Sales & Other	Total Revenues
								(in thousands)
North America	$170.4	$30.4	$200.8	$172.1	$30.6	$202.7	24.9	1,820.2	1,767.1
UK	23.0	9.7	32.8	25.2	10.6	35.9	4.6	333.7	316.8
CE	47.9	14.3	62.2	59.0	17.6	76.6	8.9	699.5	649.6
Other (1)	9.1	4.9	14.0	11.3	5.6	16.8	1.1	68.3	64.4

Total	$250.4	$59.4	$309.8	$267.6	$64.4	$332.0	39.5	2,921.8	2,797.9

	% Change Q2 2015 vs. Q2 2014
North America	-18.5%	-22.9%	-19.2%	-17.7%	-22.4%	-18.4%	-20.4%	-25.0%	-19.6%
UK	-23.5%	-26.7%	-24.5%	-16.3%	-19.9%	-17.4%	-16.3%	-17.5%	-17.0%
CE	-27.2%	-22.6%	-26.2%	-10.2%	-5.1%	-9.1%	-8.9%	-5.3%	-7.4%
Other (1)	-33.8%	-35.9%	-34.6%	-17.7%	-27.5%	-21.2%	-19.4%	-11.2%	-15.4%
Total	-21.4%	-24.7%	-22.1%	-16.0%	-18.4%	-16.5%	-17.6%	-19.8%	-16.7%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

(in millions unless otherwise stated)

	Q2 2015
	Meeting Fees		Meeting Paid Weeks	Incoming Active Meeting Subscribers	EOP Active Meeting Subscribers	Online Subscription Revenues		Online Paid Weeks	Incoming Active Online Subscribers	EOP Active Online Subscribers
	GAAP	Constant Currency				GAAP	Constant Currency
				(in thousands)					(in thousands)
North America	$105.2	$106.3	10.9	739.6	740.6	$65.2	$65.8	14.0	1,080.6	1,026.5
UK	17.1	18.7	2.8	196.1	187.9	6.0	6.6	1.7	137.7	129.0
CE	27.3	33.5	3.2	252.4	228.0	20.5	25.5	5.7	447.1	421.6
Other (1)	6.3	7.9	0.6	29.9	28.5	2.8	3.4	0.5	38.4	35.9

Total	$155.9	$166.4	17.6	1,218.0	1,184.9	$94.5	$101.2	21.9	1,703.8	1,613.0

	% Change Q2 2015 vs. Q2 2014
North America	-18.6%	-17.8%	-18.3%	-21.4%	-17.3%	-18.3%	-17.5%	-22.0%	-27.2%	-21.2%
UK	-23.8%	-16.5%	-15.4%	-16.9%	-16.0%	-22.9%	-15.5%	-17.7%	-18.3%	-18.5%
CE	-28.0%	-11.7%	-9.8%	-1.6%	-3.2%	-26.1%	-8.3%	-8.5%	-7.2%	-9.5%
Other (1)	-36.4%	-20.2%	-21.6%	-13.6%	-14.4%	-27.2%	-11.3%	-16.3%	-9.3%	-16.1%
Total	-21.8%	-16.6%	-16.5%	-17.0%	-14.7%	-20.7%	-15.0%	-18.4%	-21.7%	-18.1%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

North America Performance

North America continued to experience declines in all revenue categories in the second quarter of fiscal 2015 versus the prior year period. The decline in North America Total Paid Weeks primarily resulted from the lower Incoming Active Base at the beginning of the second quarter of fiscal 2015 versus the beginning of the second quarter of fiscal 2014 as well as by lower recruitments in the meetings business in the second quarter of fiscal 2015 versus the prior year period. Recruitments in the Online business increased in the second quarter of fiscal 2015 as compared to the prior year period. Although total recruitments remained lower year-over-year, the year-over-year recruitment performance trend in the second quarter of fiscal 2015 in North America improved as compared to the first quarter of fiscal 2015, benefitting from better advertising and promotions.

The decline in North America product sales and other was driven primarily by a decline in in-meeting product sales and to a lesser extent a decline in licensing revenue. In the second quarter of fiscal 2015, in-meeting product sales of $17.3 million decreased by $5.2 million, or 23.3%, versus the prior year period. This decrease resulted primarily from a 17.4% attendance decline in the second quarter of fiscal 2015 as compared to the prior year period. In-meeting product sales per attendee decreased by 7.2% in the second quarter of fiscal 2015 versus the prior year period, driven primarily by a decline in sales across most product categories. Licensing revenue of $6.1 million declined $1.7 million, or 22.0%, from $7.8 million in the prior year period.

United Kingdom Performance

The decline in UK revenues in the second quarter of fiscal 2015 versus the prior year period was driven primarily by the decline in Service Revenues and to a lesser extent a decline in licensing revenue. The decline in UK Total Paid Weeks was driven by the lower Incoming Active Base at the beginning of the second quarter of fiscal 2015 versus the beginning of the second quarter of fiscal 2014 coupled with lower recruitments in the second quarter of fiscal 2015 as compared to the prior year period.

The decline in UK product sales and other in the second quarter of fiscal 2015 versus the prior year period was driven primarily by a decline in in-meeting product sales and to a lesser extent a decline in licensing revenue. In the second quarter of fiscal 2015, in-meeting product sales of $6.3 million decreased by $2.0 million, or 24.2%, versus the prior year period. Excluding the impact of foreign currency, which negatively impacted in-meeting product sales for the second quarter of fiscal 2015 by $0.6 million, in-meeting product sales in the second quarter of fiscal 2015 would have declined 17.0% versus the prior year period. This decrease resulted predominantly from a 17.2% attendance decline in the second quarter of fiscal 2015 as compared to the prior year period. In-meeting product sales per attendee decreased by 8.4%, but increased by 0.3% on a constant currency basis, in the second quarter of fiscal 2015 versus the prior year period. The decline in licensing revenue was driven by distribution losses and volume declines across a number of licensees.

Continental Europe Performance

The decline in Continental Europe revenues in the second quarter of fiscal 2015 versus the prior year period was driven primarily by a decline in Service Revenues. The decline in Continental Europe Service Revenues in the second quarter of fiscal 2015 versus the prior year period was the result of a decline in Total Paid Weeks. The decline in Total Paid Weeks was driven by the lower Incoming Active Base at the beginning of the second quarter of fiscal 2015 versus the beginning of the second quarter of fiscal 2014 coupled with lower recruitments in the second quarter of fiscal 2015 as compared to the prior year period.

Continental Europe product sales and other in the second quarter of fiscal 2015 declined by 22.6%, or 5.1% on a constant currency basis, versus the prior year period. The decline in Continental Europe product sales and other in the second quarter of fiscal 2015 versus the prior year period was driven primarily by a decline in in-meeting product sales. In-meeting product sales of $9.8 million decreased by $3.3 million, or 25.5%, versus the prior year period. Excluding the impact of foreign currency, which negatively impacted in-meeting product sales for the second quarter of fiscal 2015 by $2.3 million, in-

meeting product sales in the second quarter of fiscal 2015 would have declined 8.2% versus the prior year period. This decrease resulted from a 14.1% attendance decline in the second quarter of fiscal 2015 as compared to the prior year period. In-meeting product sales per attendee decreased by 13.3%, but increased by 6.9% on a constant currency basis, in the second quarter of fiscal 2015 versus the prior year period.

Other Performance

The decline in Other revenue in the second quarter of fiscal 2015 versus the prior year period was driven by revenue declines in Asia Pacific, emerging markets and with our franchisees. The decrease in Other Service Revenues in the second quarter of fiscal 2015 versus the prior year period was driven by a decline in Total Paid Weeks in Asia Pacific arising primarily from the lower Incoming Active Base at the beginning of the second quarter of fiscal 2015 versus the beginning of the second quarter of fiscal 2014 and lower recruitments in the second quarter of fiscal 2015 as compared to the prior year period.

The decline in Other product sales and other in the second quarter of fiscal 2015 versus the prior year period was driven primarily by a decline in in-meeting product sales of $1.2 million, or 49.4% (37.3% on a constant currency basis), versus the prior year period. The decline in in-meeting product sales in the second quarter of fiscal 2015 versus the prior year period was driven primarily by a 19.2% decline in attendance. Revenues from our franchisees totaled $2.3 million in the second quarter of fiscal 2015, a decline of $0.7 million, or 23.3%, from the prior year period, driven in part by the decline in their meetings business performance, similar to that which we experienced in North America.

SIX MONTHS ENDED JULY 4, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 28, 2014

The table below sets forth selected financial information for the first six months of fiscal 2015 from our consolidated statements of net income for the six months ended July 4, 2015 versus selected financial information for the first six months of fiscal 2014 from our consolidated statements of net income for the six months ended June 28, 2014:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Six Months Ended
	July 4, 2015	June 28, 2014	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$631.9	$806.9	$(175.0)	(21.7%)	(16.2%)
Cost of revenues	315.2	358.2	(43.0)	(12.0%)	(6.6%)

Gross profit	316.7	448.7	(132.0)	(29.4%)	(23.9%)
Gross Margin %	50.1%	55.6%
Marketing expenses	127.6	161.6	(34.0)	(21.0%)	(15.1%)
Selling, general & administrative expenses	100.4	121.5	(21.1)	(17.4%)	(13.8%)

Operating income	88.6	165.6	(77.0)	(46.5%)	(40.0%)
Operating Income Margin %	14.0%	20.5%
Interest expense	61.6	56.5	5.1	9.1%	9.1%
Other expense, net	0.9	1.2	(0.2)	(20.7%)	(20.7%)
Early extinguishment of debt	(11.5)	—	(11.5)	—	—
Gain on Brazil acquisition	—	(10.5)	10.5	(100.0%)	(100.0%)

Income before income taxes	37.6	118.5	(80.9)	(68.3%)	(59.2%)
Provision for income taxes	15.3	42.9	(27.6)	(64.3%)	(54.1%)

Net income	22.3	75.6	(53.3)	(70.5%)	(62.1%)
Net loss (income) attributable to the noncontrolling interest	0.1	(0.1)	0.2	(265.0%)	(319.0%)

Net income attributable to
Weight Watchers International, Inc.	$22.4	$75.5	$(53.1)	(70.3%)	(61.7%)

Weighted average diluted shares outstanding	57.0	56.6	0.4	0.8%	0.8%

Diluted Earnings Per Share	$0.39	$1.33	$(0.94)	(70.5%)	(62.1%)

Note: Totals may not sum due to rounding.

Certain results for the first six months of fiscal 2015 are adjusted to exclude the $6.0 million impact of charges associated with our previously disclosed 2015 restructuring plan and the $11.5 million impact of our gain on early extinguishment of debt. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the six months ended July 4, 2015 which have been adjusted.

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin	Net Income Attributable to Company	Diluted EPS
First six months of fiscal 2015	$316.7	50.1%	$88.6	14.0%	$22.4	0.39
Adjustments to Reported Amounts (1)
Restructuring charges (1)	1.7		6.0		3.7	0.06
Early extinguishment of debt (1)	—		—		(7.0)	(0.12)

Total Adjustments	1.7		6.0		(3.3)	(0.06)

First six months of fiscal 2015, as adjusted (1)	$318.4	50.4%	$94.6	15.0%	$19.1	0.33

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first six months of fiscal 2015 to exclude the impact of the $6.0 million ($3.7 million after tax) of restructuring charges associated with our previously disclosed 2015 restructuring plan and the impact from our gain on early extinguishment of debt of $11.5 million ($7.0 million after tax). See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the first six months of fiscal 2014 are adjusted to exclude the $10.2 million impact of charges associated with our previously disclosed 2014 restructuring plan, the impact of the $10.5 million gain on the Brazil acquisition and the impact of the $2.4 million net tax benefit associated with an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the six months ended June 28, 2014 which have been adjusted.

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin	Net Income Attributable to Company	Diluted EPS
First six months of fiscal 2014	$448.7	55.6%	$165.6	20.5%	$75.5	$1.33
Adjustments to Reported Amounts (1)
Restructuring charges (1)	4.7		10.2		6.2	0.11
Gain on Brazil acquisition (1)	—		—		(6.4)	(0.11)
Tax benefit, net (1)	—		—		(2.4)	(0.04)

Total Adjustments	4.7		10.2		(2.5)	(0.04)

First six months of fiscal 2014, as adjusted (1)	$453.4	56.2%	$175.8	21.8%	$73.0	1.29

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first six months of fiscal 2014 to exclude the impact of the $10.2 million ($6.2 million after tax) of restructuring charges associated with our previously disclosed 2014 restructuring plan, the impact of the gain of $10.5 million ($6.4 million after tax) recognized in connection with our previously disclosed Brazil acquisition due to an adjustment to our previously held equity interest to fair value offset by a charge associated with the settlement of the royalty-free arrangement of the Brazilian partnership and the impact of the $2.4 million net tax benefit associated with an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the first six months of fiscal 2015 declined by 21.7% versus the first six months of fiscal 2014 driven by revenue declines in the meetings and Online businesses globally, particularly in North America. Excluding the impact of foreign currency, which negatively impacted our revenues for the first six months of fiscal 2015 by $44.0 million, revenues in the first six months of fiscal 2015 would have declined 16.2% versus the prior year period. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first six months of fiscal 2015 declined $43.0 million, or 12.0%, versus the prior year period. Total cost of revenues was impacted by the 2015 and 2014 restructuring charges, similar to gross profit. Excluding the impact of the 2015 and 2014 restructuring charges, total cost of revenues in the first six months of fiscal 2015 would have declined $40.0 million, or 11.3%, versus the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges, gross profit for the first six months of fiscal 2015 would have decreased by $135.0 million, or 29.8%, from the first six months of fiscal 2014. Excluding the impact of foreign currency, which negatively impacted our gross profit for the first six months of fiscal 2015 by $24.7 million, gross profit in the first six months of fiscal 2015 would have decreased 23.9% versus the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges and negative foreign currency, gross margin in the first six months of fiscal 2015 would have been 50.8%, as compared to gross margin of 56.2% in the first six months of fiscal 2014. Gross margin compression was driven primarily by the decline in the North America gross margin. The decline in North America gross margin was driven primarily by fixed cost deleverage and the impact of costs to support the new 24/7 Expert Chat and technology costs in support of new initiatives. See “—Transformation Plan” for a discussion of our strategic initiatives. Although the gross margin in the United Kingdom increased in the first six months of fiscal 2015 as compared to the prior year period, it had minimal impact on the Company’s consolidated financial results.

Marketing

Marketing expenses for the first six months of fiscal 2015 decreased $34.0 million, or 21.0%, versus the first six months of fiscal 2014. Excluding the impact of foreign currency, which decreased marketing expenses for the first six months of fiscal 2015 by $9.6 million, marketing expenses in the first six months of fiscal 2015 would have declined 15.1% versus the prior year period. The decline was primarily driven by lower TV media globally. Marketing expenses as a percentage of revenue were 20.2% in the first six months of fiscal 2015 as compared to 20.0% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the first six months of fiscal 2015 decreased $21.1 million, or 17.4%, versus the first six months of fiscal 2014. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first six months of fiscal 2015 by $4.4 million, selling, general and administrative expenses in the first six months of fiscal 2015 would have declined 13.8% versus the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges, which impacted selling, general and administrative expenses by $4.3 million and $5.5 million, respectively, for the first six months of fiscal 2015, selling, general and administrative expenses would have decreased by 17.2%, or 13.4% on a constant currency basis, versus the first six months of fiscal 2014. In the first six months of fiscal 2015, the Company continued its concerted efforts to reduce costs, including its continued execution of its 2015 restructuring plan. At the same time, the Company continued to invest in certain technology initiatives during the first six months of fiscal 2015, which partially offset its reduced costs. See “—Transformation Plan” for a discussion of our strategic initiatives. Selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal 2015 increased to 15.9% from 15.1% for the first six months of fiscal 2014. Excluding the impact of the 2015 and 2014 restructuring charges, selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal 2015 increased to 15.2%, or 14.9% on a constant currency basis, from 14.4% for the first six months of fiscal 2014.

Operating Income

Operating income for the first six months of fiscal 2015 decreased $77.0 million, or 46.5%, versus the first six months of fiscal 2014. Excluding the impact of foreign currency, which negatively impacted operating income for the first six months of fiscal 2015 by $10.8 million, operating income in the first six months of fiscal 2015 would have declined 40.0% versus the prior year period. This decrease in operating income was predominantly the result of lower operating income from North America in the first six months of fiscal 2015 as compared to the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges, our operating income margin in the first six months of fiscal 2015 would have decreased to 15.0%, or 15.6% on a constant currency basis, from 21.8% in the first six months of fiscal 2014. This decline in operating income margin was primarily driven by the decline in gross margin as compared to the prior year period.

Interest Expense

Interest expense in the first six months of fiscal 2015 increased $5.1 million, or 9.1%, versus the first six months of fiscal 2014. The increase in interest expense was primarily driven by the difference in the notional amount of our interest rate swaps in effect during the first six months of fiscal 2015 versus the prior year period and the 25 basis point increase on the applicable margin on borrowings under our Term Facilities (defined hereafter) related to the issuance of revised corporate ratings by S&P and Moody’s on February 21, 2014. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding interest rates on our debt outstanding. Our average debt outstanding decreased by $65.0 million to $2,314.1 million in the first six months of fiscal 2015 from $2,379.1 million in the first six months of fiscal 2014. This decrease was primarily due to our debt prepayments in March and June 2015. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our debt prepayments. The effective interest rate on our debt, excluding the impact of our interest rate swaps, increased by 0.09% to 3.91% in the first six months of fiscal 2015 from 3.82% in the first six months of fiscal 2014. Including the impact of our interest rate swaps, our effective interest rate on our debt increased to 4.97% in the first six months of fiscal 2015 from 4.40% in the first six months of fiscal 2014. For additional details on our interest rate swap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk”.

Early Extinguishments of Debt

In March 2015, we paid an aggregate amount of cash proceeds totaling $57.4 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $63.1 million in aggregate principal amount of term loans under the Tranche B-1 Term Facility. In June 2015, we paid an aggregate amount of cash proceeds totaling $77.2 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $84.9 million in aggregate principal amount of term loans under the Tranche B-1 Term Facility. As a result of these prepayments, we wrote-off fees of $0.6 million, incurred fees of $1.2 million and recorded a gain on early extinguishment of debt of $11.5 million, inclusive of these fees, in the first six months of fiscal 2015.

Gain on Brazil Acquisition

In March 2014, we acquired an additional 45% equity interest in our Brazilian partnership thereby increasing our equity interest to 80%. As a result of this transaction, we adjusted our previously held equity interest to fair value and recorded a charge associated with the settlement of the royalty-free arrangement of our Brazilian partnership. The net effect of these items resulted in us recognizing a pre-tax gain of $10.5 million in the first six months of fiscal 2014.

Other Expense, Net

Other expense, net, which consists of the impact of foreign currency on intercompany transactions, decreased by $0.2 million in the first six months of fiscal 2015 versus the prior year period.

Tax

Our effective tax rate was 40.7 % for the first six months of fiscal 2015 as compared to 36.2% for the first six months of fiscal 2014. This increase was due mainly to the net tax benefit recorded in the second quarter of fiscal 2014 associated with an intercompany loan write-off in connection with the closure of our China business and the establishment of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the first six months of fiscal 2015 reflected a $53.1 million, or 70.3%, decline from net income attributable to the Company in the first six months of fiscal 2014. Excluding the impact of foreign currency, which negatively impacted net income attributable to the

Company in the first six months of fiscal 2015 by $6.4 million, net income attributable to the Company in the first six months of fiscal 2015 would have declined by 61.7% versus the prior year period. Excluding the impact of restructuring charges and the gain on early extinguishment of debt from the first six months of fiscal 2015 and the impact of restructuring charges, the gain on the Brazil acquisition and the China tax benefit partially offset by the recognition of a valuation allowance from the first six months of fiscal 2014, net income attributable to the Company in the first six months of fiscal 2015 would have declined 73.8%, or 65.0% on a constant currency basis, from net income attributable to the Company in the first six months of fiscal 2014. This decline in net income attributable to the Company was primarily driven by the decrease in operating income in the first six months of fiscal 2015 versus the prior year period.

EPS in the first six months of fiscal 2015 was $0.39. Excluding the impact of restructuring charges and the gain on early extinguishment of debt from the first six months of fiscal 2015 and the impact of restructuring charges, the gain on the Brazil acquisition and the China tax benefit partially offset by the recognition of a valuation allowance from the first six months of fiscal 2014, EPS would have been $0.33 in the first six months of fiscal 2015 as compared to $1.29 in the prior year period. Foreign currency had a negative $0.11 impact on EPS in the first six months of fiscal 2015.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first six months of fiscal 2015 and the percentage change in those metrics versus the prior year period:

(in millions unless otherwise stated)

	First Half 2015
	GAAP			Constant Currency
	Service Revenues	Product Sales & Other	Total Revenues	Service Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Active Base	EOP Active Base
								(in thousands)
North America	$340.3	$66.1	$406.3	$343.7	$66.5	$410.1	$49.0	1,617.8	$1,767.1
UK	45.6	21.5	67.2	50.0	23.5	73.5	9.1	277.8	316.8
CE	95.8	33.1	128.9	117.6	40.3	157.9	17.6	551.9	649.6
Other (1)	18.6	10.8	29.4	22.3	12.0	34.3	2.2	62.1	64.4

Total	$500.3	$131.5	$631.9	$533.6	$142.3	$675.8	78.0	2,509.5	2,797.9

	% Change First Half 2015 vs. First Half 2014
North America	-20.1%	-24.3%	-20.8%	-19.3%	-23.8%	-20.0%	-22.8%	-21.7%	-19.6%
UK	-21.1%	-22.5%	-21.6%	-13.6%	-15.3%	-14.2%	-14.5%	-6.6%	-17.0%
CE	-24.7%	-19.7%	-23.5%	-7.5%	-2.3%	-6.3%	-6.2%	4.4%	-7.4%
Other (1)	-24.4%	-29.2%	-26.3%	-9.2%	-21.8%	-14.1%	-9.0%	-12.6%	-15.4%
Total	-21.3%	-23.3%	-21.7%	-16.0%	-17.1%	-16.2%	-18.3%	-15.3%	-16.7%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

(in millions unless otherwise stated)

	First Half 2015
	Meeting Fees		Meeting	Incoming Active	EOP Active	Online Subscription Revenues		Online	Incoming Active	EOP Active
	GAAP	Constant Currency	Paid Weeks	Meeting Subscribers	Meeting Subscribers	GAAP	Constant Currency	Paid Weeks	Online Subscribers	Online Subscribers
				(in thousands)					(in thousands)
North America	$212.0	$214.1	21.5	692.6	740.6	$128.3	$129.6	27.5	925.2	1,026.5
UK	34.0	37.2	5.7	158.1	187.9	11.7	12.8	3.5	119.7	129.0
CE	54.9	67.1	6.4	178.2	228.0	40.9	50.6	11.3	373.6	421.6
Other (1)	12.9	15.6	1.2	26.4	28.5	5.7	6.7	1.0	35.6	35.9

Total	$313.8	$334.0	34.8	1,055.4	1,184.9	$186.5	$199.6	43.3	1,454.1	1,613.0

	% Change First Half 2015 vs. First Half 2014
North America	-19.0%	-18.2%	-19.2%	-16.9%	-17.3%	-21.8%	-21.0%	-25.4%	-25.0%	-21.2%
UK	-20.9%	-13.4%	-13.8%	-4.7%	-16.0%	-21.6%	-14.2%	-15.5%	-8.9%	-18.5%
CE	-26.6%	-10.3%	-8.5%	-2.9%	-3.2%	-22.0%	-3.6%	-4.9%	8.4%	-9.5%
Other (1)	-24.9%	-9.1%	-7.1%	-22.0%	-14.4%	-23.3%	-9.6%	-11.3%	-4.1%	-16.1%
Total	-20.9%	-15.8%	-16.1%	-13.3%	-14.7%	-21.9%	-16.4%	-19.9%	-16.7%	-18.1%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

North America Performance

North America continued to experience declines in all revenue categories in the first six months of fiscal 2015 versus the prior year period. The decline in North America Total Paid Weeks primarily resulted from the lower Incoming Active Base at the beginning of fiscal 2015 versus the beginning of fiscal 2014 as well as by lower recruitments in the first six months of fiscal 2015 versus the prior year period. In response to weakening recruitment trends in early fiscal 2015, North America introduced new advertising and promotions which benefitted recruitment trends in the second quarter of fiscal 2015.

The decline in North America product sales and other was driven primarily by a decline in in-meeting product sales and to a lesser extent a decline in licensing revenue. In the first six months of fiscal 2015, in-meeting product sales of $38.9 million decreased by $12.0 million, or 23.6%, versus the prior year period. This decrease resulted primarily from a 19.1% attendance decline in the first six months of fiscal 2015 as compared to the prior year period. In-meeting product sales per attendee decreased by 5.6% in the first six months of fiscal 2015 versus the prior year period, driven primarily by a decline in sales across most product categories. Licensing revenue of $13.8 million declined $4.9 million, or 26.3%, from $18.7 million in the prior year period.

United Kingdom Performance

The decline in UK revenues in the first six months of fiscal 2015 versus the prior year period was driven primarily by the decline in Service Revenues and to a lesser extent a decline in licensing revenue. The decline in UK Total Paid Weeks was driven by the lower Incoming Active Base at the beginning of fiscal 2015 versus the beginning of fiscal 2014 coupled with lower recruitments in the first six months of fiscal 2015 as compared to the prior year period.

The decline in UK product sales and other in the first six months of fiscal 2015 versus the prior year period was driven by both the decline in licensing revenue and the decline in in-meeting product sales. The decline in licensing revenue was primarily driven by timing associated with brand marketing. In the first six months of fiscal 2015, in-meeting product sales of $14.4 million decreased by $3.2 million, or 17.9%, versus the prior year period. Excluding the impact of foreign currency, which negatively impacted in-meeting product sales for the first six months of fiscal 2015 by $1.4 million, in-meeting product sales in the first six months of fiscal 2015 would have declined 10.2% versus the prior year period. This decrease resulted primarily from a 16.3% attendance decline in the first six months of fiscal 2015 as compared to the prior year period. In-meeting product sales per attendee decreased by 1.9%, but increased by 7.3% on a constant currency basis, in the first six months of fiscal 2015 versus the prior year period. The increase in in-meeting product sales per attendee on a constant currency basis was primarily driven by successful promotions which more than offset the volume decline in in-meeting product sales.

Continental Europe Performance

The decline in Continental Europe revenues in the first six months of fiscal 2015 versus the prior year period was driven primarily by a decline in Service Revenues. The decrease in Continental Europe Service Revenues in the first six months of fiscal 2015 versus the prior year period was primarily the result of a decrease in Meeting Fees and to a lesser extent by a decrease in Online Subscription Revenues. This decrease in Meeting Fees was driven by the lower Incoming Active Base at the beginning of fiscal 2015 versus the beginning of fiscal 2014 coupled with lower recruitments in the first six months of fiscal 2015 as compared to the prior year period. Although lower recruitments in the first six months of fiscal 2015 versus the prior year period negatively impacted Online Paid Weeks, the higher number of Incoming Active Online Subscribers at the start of fiscal 2015 versus the start of fiscal 2014 benefitted Online Subscription Revenues in the first six months of fiscal 2015.

Continental Europe product sales and other in the first six months of fiscal 2015 declined by 19.7%, or 2.3% on a constant currency basis, versus the prior year period.

Other Performance

The decline in Other revenue in the first six months of fiscal 2015 versus the prior year period was primarily driven by revenue declines in Asia Pacific. The decrease in Other Service Revenues was primarily driven by a decline in Other Meeting Paid Weeks, and to a lesser extent by a decline in Other Online Paid Weeks in Asia Pacific. The declines in paid weeks in Asia Pacific were driven by the lower Incoming Active Base for each of the meetings and Online businesses at the beginning of fiscal 2015 versus the beginning of fiscal 2014 and lower recruitments in the first six months of fiscal 2015 as compared to the prior year period.

The decline in Other product sales and other in the first six months of fiscal 2015 versus the prior year period was driven primarily by a decline in revenue from our franchisees. Revenues from our franchisees totaled $4.8 million in the first six months of fiscal 2015, a decline of $1.4 million, or 23.0%, from the prior year period, driven in part by the decline in their meetings business performance, similar to that which we experienced in North America. In the first six months of fiscal 2015, in-meeting product sales of $2.6 million decreased by $1.8 million, or 40.3% (30.3% on a constant currency basis), versus the prior year period driven by volume declines in Asia Pacific.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global initiatives, pay down debt and opportunistically engage in selective acquisitions. See “—Transformation Plan” for a discussion of our strategic initiatives. On October 30, 2013, we announced that we suspended our quarterly cash dividend, as described below (see “—Dividends”). Subsequent to the end of the second quarter of fiscal 2015, on July 14, 2015, we drew down the $48.0 million available on our revolving credit facility in order to enhance our cash position and to provide additional financial flexibility. We believe that cash generated by our fiscal 2015 $1.15 billion revenue forecast, our cost-savings initiative, the anticipated successful launch of our 2016 winter season program innovation, our cash on hand of $149.7 million at the end of the second quarter of fiscal 2015 and the proceeds of our revolver borrowing of $48.0 million will provide us with sufficient liquidity to meet our obligations for the next twelve months, including our April 2016 debt maturity obligation of $144.3 million. See “—Anticipated Business Metrics, Trends and Other Events” for a discussion of our cost-savings initiative. We also have the ability, if necessary, to delay investments or reduce marketing spend. However, there can be no assurance that we will meet these obligations.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

		January 3,
	July 4,	2015	Increase/
	2015	(restated)	(Decrease)
	(in millions)
Total current assets	$250.6	$425.7	$(175.1)
Total current liabilities	457.8	431.7	26.1

Working capital deficit	(207.2)	(6.0)	201.2
Cash and cash equivalents	149.7	301.2	(151.5)
Current portion of long-term debt	165.3	80.7	84.6

Working capital deficit, excluding change in cash and cash equivalents and current portion of long-term debt	$(191.6)	$(226.5)	$(34.9)

We generally operate with negative working capital that is driven in part by our commitment and subscription plans which are our primary payment method. These plans require members and subscribers to pay us for meetings and Online subscription products, respectively, as applicable, before we pay for our obligations in the normal course of business. These prepayments are recorded as a current liability on our balance sheet which has resulted in, and in certain circumstances has helped drive, negative working capital. This core characteristic of our business model is generally expected to continue. However, during a period in which revenue is declining, we get less working capital benefit from this deferred revenue.

Including changes in cash and cash equivalents and the current portion of long-term debt, our working capital deficit increased $201.2 million to $207.2 million at July 4, 2015 from a $6.0 million working capital deficit at January 3, 2015. On March 25, 2015, we paid an aggregate amount of cash proceeds totaling $57.4 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $63.1 million in aggregate principal amount of term loans under the Tranche B-1 Term Facility. In addition, we made a voluntary prepayment at par of $2.5 million in respect of such term loans under the Tranche B-1 Term Facility to reduce our then remaining excess cash flow prepayment obligation. For a discussion of this obligation, see “—Long-Term Debt”. On June 26, 2015, we paid an aggregate amount of cash proceeds totaling $77.2 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $84.9 million in aggregate principal amount of term loans under the Tranche B-1 Term Facility. After making these prepayments and scheduled debt repayments of $10.5 million in the first six months of fiscal 2015, the current portion of our long-term debt increased to $165.3 million versus the end of fiscal 2014 as described below (see “—Long-Term Debt”).

Excluding the changes in cash and cash equivalents and current portion of long-term debt at both dates, the working capital deficit at July 4, 2015 decreased by $34.9 million to $191.6 million from $226.5 million at January 3, 2015. The factors contributing to this decrease in our working capital deficit were: (i) a $23.3 million decrease in accrued salaries and wages driven by a bonus payment, (ii) a $32.9 million decrease in other operational liabilities arising from reduced marketing spend and lower accounts payable and accrued liabilities balances versus at the end of fiscal 2014 primarily driven by the timing of our technology transformation spend, and (iii) a $3.0 million decrease in income taxes. See “—Transformation Plan” for a discussion of our technology transformation. These decreases were partially offset by a $3.5 million increase in receivables, a $0.6 million increase in the derivative payable and, as a result of seasonality, a $6.4 million increase in deferred revenue and a $13.8 million decrease in inventory in the first six months of fiscal 2015.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the six months ended:

	July 4,	June 28,
	2015	2014
	(in millions)
Net cash provided by operating activities	$26.3	$145.5
Net cash used in investing activities	$(26.7)	$(32.0)
Net cash used in financing activities	$(147.6)	$(11.9)

Operating Activities

First Six Months of Fiscal 2015

Cash flows provided by operating activities of $26.3 million for the first six months of fiscal 2015 reflected a decrease of $119.2 million from $145.5 million of cash flows provided by operating activities for the first six months of fiscal 2014. The decrease in cash provided by operating activities was primarily the result of $53.1 million of lower net income attributable to the Company in the first six months of fiscal 2015 as compared to the prior year period and year-over-year working capital deficit decreases of $59.0 million, as described above (see “—Balance Sheet Working Capital “).

Investing Activities

First Six Months of Fiscal 2015

Net cash used in investing activities totaled $26.7 million in the first six months of fiscal 2015, a decrease of $5.3 million as compared to the first six months of fiscal 2014. This decrease was primarily attributable to the lower investment in acquisitions in the first six months of fiscal 2015 versus the prior year period. For additional information on our acquisitions, see “Item 6. Selected Financial Data” of our Annual Report on Form 10-K/A for fiscal 2014. In addition, we invested more in our technology and operating infrastructure in the first six months of fiscal 2015 as compared to the first six months of fiscal 2014. With respect to our technology–related investment, we expect our fiscal 2015 cash investment to be approximately $85.0 million in the aggregate, a decrease from our peak annual technology investment of $115.0 million in the aggregate in fiscal 2014. We expect to end fiscal 2015 with an estimated $60.0 million annual run rate for technology-related investment. See “—Transformation Plan” for a discussion of our strategic initiatives driving our investing activities.

First Six Months of Fiscal 2014

Net cash used in investing activities totaled $32.0 million in the first six months of fiscal 2014, a decrease of $44.4 million as compared to the first six months of fiscal 2013. This decrease was primarily attributable to the net purchase price of $14.2 million paid less cash acquired of $2.3 million for our controlling equity interest in our Brazilian partnership in the first six months of fiscal 2014 and the $4.8 million cash paid for Wello in the first six months of fiscal 2014 as compared to the $35.0 million aggregate purchase price paid for franchise acquisitions completed in the first six months of fiscal 2013. In addition, in the first six months of fiscal 2014, we incurred lower capital expenditures due to the benefit of not having expenditures in connection with the move of our headquarters and our retail initiative as we did in the first six months of fiscal 2013.

Financing Activities

First Six Months of Fiscal 2015

Net cash used in financing activities totaled $147.6 million in the first six months of fiscal 2015, primarily due to $137.1 million of debt prepayments in connection with the debt tender offers discussed below and scheduled debt repayments of $10.5 million in the first six months of fiscal 2015. For a discussion of the debt tender offers, see “—Long-Term Debt”.

First Six Months of Fiscal 2014

Net cash used in financing activities totaled $11.9 million in the first six months of fiscal 2014, primarily due to payments on term loans under the WWI Credit Facility (as defined hereafter) of $12.0 million.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at July 4, 2015:

Long-Term Debt

At July 4, 2015

(in millions)

Balance
Revolving Facility due April 2, 2018	$—
Tranche B-1 Term Facility due April 2, 2016	144.3
Tranche B-2 Term Facility due April 2, 2020	2,052.8

Total Debt	2,197.1
Less Current Portion	165.3

Total Long-Term Debt	$2,031.8

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

On June 17, 2015, we commenced another offer to prepay at a discount to par up to $229.0 million in aggregate principal amount of term loans outstanding under the Tranche B-1 Term Facility. On June 22, 2015, we accepted offers with a discount equal to or greater than 9.00% in respect of such term loans. On June 26, 2015, we paid an aggregate amount of cash proceeds totaling $77.2 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $84.9 million in aggregate principal amount of such term loans under the Tranche B-1 Term Facility. As a result of this prepayment, we wrote-off fees of $0.3 million, incurred fees of $0.6 million and recorded a gain on early extinguishment of debt of $6.7 million, inclusive of these fees, in the second quarter of fiscal 2015.

At July 4, 2015, we had $2,197.1 million outstanding under the WWI Credit Facility, consisting entirely of term loans, and there were no loans outstanding under the Revolving Facility. In addition, at July 4, 2015, the Revolving Facility had $1.8 million in issued but undrawn letters of credit outstanding thereunder and $48.2 million in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes. Subsequent to the end of the second quarter of fiscal 2015, on July 14, 2015, we drew down the $48.0 million available on our Revolving Facility in order to enhance our cash position and to provide additional financial flexibility.

At July 4, 2015 and January 3, 2015, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 3.95% and 3.90% per annum at July 4, 2015 and January 3, 2015, respectively. The average interest rate on our debt, including the impact of swaps, was approximately 5.06% and 4.93% per annum at July 4, 2015 and January 3, 2015, respectively.

Borrowings under the Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event we receive a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon our Consolidated Leverage Ratio. At July 4, 2015, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on our Consolidated Leverage Ratio as of July 4, 2015, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.50% or base rate plus an applicable margin of 1.50%.

On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate, but in no event exceed 0.50% per annum, depending upon our Consolidated Leverage Ratio. At our Consolidated Leverage Ratio of 6.69:1.00 as of July 4, 2015, the commitment fee was 0.50% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

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

The following schedule sets forth our year-by-year debt obligations at July 4, 2015:

Total Debt Obligation

(Including Current Portion)

At July 4, 2015

(in millions)

Remainder of fiscal 2015	$10.5
Fiscal 2016	160.1
Fiscal 2017	21.0
Fiscal 2018	21.0
Fiscal 2019	21.0
Fiscal 2020	1,963.5

Total	$2,197.1

Accumulated Other Comprehensive (Loss) Income

Our accumulated other comprehensive (loss) income includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations. At July 4, 2015 and June 28, 2014, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was $22,523 and $(20,243), respectively. At July 4, 2015 and June 28, 2014, the cumulative balance of the effects of foreign currency translations, net of taxes, was $(6,178) and $15,593, respectively.

Dividends and Stock Transactions

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

On October 9, 2003, our Board of Directors authorized and we announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized and we announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the six months ended July 4, 2015 and June 28, 2014, we repurchased no shares of our common stock in the open market under this program.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the Credit Agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if the Consolidated Leverage Ratio is greater than 3.25:1. As of July 4, 2015, our Consolidated Leverage Ratio was greater than 3.25:1 and we expect that it will remain above 3.25:1 for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, such as entities often referred to as structured finance or special purpose entities.

SEASONALITY

Our business is seasonal due to the importance of the winter season to our overall recruitment environment. Our advertising schedule generally supports the three key recruitment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending.

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

As of July 4, 2015, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K/A for fiscal 2014 have not materially changed from January 3, 2015.

At the end of the second quarter of fiscal 2015, borrowings under (a) the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and (b) the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. For the Tranche B-2 Term Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the B-2 LIBOR Floor. In addition, at the end of the second quarter of fiscal 2015, our interest rate swap in effect had a notional amount of $1.5 billion. Accordingly, as of the end of the second quarter of fiscal 2015, based on the amount of variable rate debt including the impact of the interest rate swap and the B-2 LIBOR Floor, a hypothetical 50 basis point increase in interest rates would increase annual interest expense by approximately $0.9 million and a hypothetical 50 basis point decrease in interest rates would decrease annual interest expense by approximately $0.3 million. This increase or decrease is primarily driven by our Tranche B-1 Term Facility which had no interest rate swap associated with it and was not subject to the B-2 LIBOR Floor. This change in market risk exposure from the end of fiscal 2014 was due to lower debt balance.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the second quarter of fiscal 2015, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Material Weakness Previously Identified

We previously reported a material weakness in internal control over financial reporting related to the accounting for certain franchise rights acquired in “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K/A for the fiscal year ended January 3, 2015 and in “Item 4. Controls and Procedures” in our Quarterly Report on Form 10-Q for the quarter ended April 4, 2015.

Remediation Efforts on Previously Identified Material Weakness

Prior to the end of the second quarter of fiscal 2015, we re-assessed and revised our control activities to address the material weakness in our internal control over financial reporting related to the accounting for certain franchise rights acquired. Specifically, while the Company did design a control to assess the useful life of the franchise rights acquired, the design of that control did not result in the appropriate application of GAAP with respect to those franchise rights acquired for which the agreements were not explicitly perpetual.

For the three months ended July 4, 2015, the Company adopted a new policy of valuing and accounting for franchise rights acquired in connection with franchise agreements that have a renewal term at the option of the franchisee as having a definite life instead of an indefinite life. The Company’s new accounting policy states that re-acquired rights of this nature should be valued based on the remaining contractual life (i.e., the period from the date of acquisition to the date of the next automatic renewal) and ascribed a life for the same period. The Company has also implemented a control whereby a review of the contract supporting the reacquired right will be performed to ensure a useful life consistent with the Company’s accounting policy is assigned to that intangible asset. Management has tested this control and found it to be effective and has concluded that as of July 4, 2015, this material weakness has been remediated. In addition, franchise acquisitions and the accounting thereon will be subject to ongoing senior management review and oversight by the Audit Committee of our Board of Directors.

Changes in Internal Control Over Financial Reporting

Other than the changes noted above to remediate the previously reported material weakness, there was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K/A for fiscal 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description
†**Exhibit 10.1	Amended and Restated Weight Watchers International, Inc. 2014 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 8, 2015 (File No. 001-16769), and incorporated herein by reference).

*Exhibit 31.1	Rule 13a-14(a) Certification by James Chambers, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: August 11, 2015	By:	/s/ James Chambers
James Chambers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2015	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
†**Exhibit 10.1	Amended and Restated Weight Watchers International, Inc. 2014 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 8, 2015 (File No. 001-16769), and incorporated herein by reference).

*Exhibit 31.1	Rule 13a-14(a) Certification by James Chambers, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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