Form 10-Q
period 2015-10-03
WEIGHT WATCHERS INTERNATIONAL INC
filed 2015-11-10
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

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

The number of shares of common stock outstanding as of November 3, 2015 was 63,621,022.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	October 3, 2015	January 3, 2015
		(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$212,260	$301,212
Receivables (net of allowances: October 3, 2015 - $2,714 and January 3, 2015 - $3,287)	28,475	31,960
Inventories	12,272	32,382
Deferred income taxes	22,062	23,744
Prepaid expenses and other current assets	47,020	36,367

TOTAL CURRENT ASSETS	322,089	425,665

Property and equipment, net	62,229	74,650
Franchise rights acquired	750,171	760,883
Goodwill	161,613	168,279
Trademarks and other intangible assets, net	66,155	68,115
Deferred financing costs, net	26,871	32,742
Other noncurrent assets	6,024	4,306

TOTAL ASSETS	$1,395,152	$1,534,640

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$213,323	$80,728
Accounts payable	36,754	52,411
Derivative payable	58,585	42,423
Salaries and wages payable	42,217	64,785
Accrued marketing and advertising	10,738	20,540
Other accrued liabilities	74,575	93,839
Income taxes payable	10,759	10,779
Deferred revenue	68,776	66,190

TOTAL CURRENT LIABILITIES	515,727	431,695

Long-term debt	2,026,500	2,277,272
Deferred income taxes	168,797	176,278
Other	21,833	16,883

TOTAL LIABILITIES	2,732,857	2,902,128

Redeemable noncontrolling interest	4,480	5,553

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 112,585 shares issued at October 3, 2015 and 112,195 shares issued at January 3, 2015	0	0
Treasury stock, at cost, 55,374 shares at October 3, 2015 and 55,485 shares at January 3, 2015	(3,249,796)	(3,253,597)
Retained earnings	1,950,574	1,900,506
Accumulated other comprehensive loss	(42,963)	(19,950)

TOTAL DEFICIT	(1,342,185)	(1,373,041)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,395,152	$1,534,640

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Service revenues, net	$224,158	$281,863	$724,500	$917,217
Product sales and other, net	49,166	63,321	180,681	234,872

Revenues, net	273,324	345,184	905,181	1,152,089

Cost of services	113,972	122,079	364,239	402,033
Cost of product sales and other	22,730	35,538	87,653	113,775

Cost of revenues	136,702	157,617	451,892	515,808

Gross profit	136,622	187,567	453,289	636,281

Marketing expenses	27,158	36,811	154,769	198,377
Selling, general and administrative expenses	46,356	59,362	146,788	180,893

Operating income	63,108	91,394	151,732	257,011

Interest expense	30,132	32,958	91,696	89,411
Other expense, net	373	1,520	1,292	2,679
Early extinguishment of debt	50	0	(11,426)	0
Gain on Brazil acquisition	0	0	0	(10,540)

Income before income taxes	32,553	56,916	70,170	175,461

Provision for income taxes	10,761	19,123	26,082	62,045

Net income	21,792	37,793	44,088	113,416
Net (income) loss attributable to the noncontrolling interest	(2)	99	146	9

Net income attributable to Weight Watchers International, Inc.	$21,790	$37,892	$44,234	$113,425

Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$0.38	$0.67	$0.78	$2.00

Diluted	$0.38	$0.67	$0.77	$2.00

Weighted average common shares outstanding
Basic	57,107	56,675	57,000	56,575

Diluted	57,266	56,769	57,167	56,646

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$21,792	$37,793	$44,088	$113,416
Other comprehensive loss:
Foreign currency translation adjustments	(8,737)	(10,639)	(22,725)	(6,579)
Income tax effect on foreign currency translation adjustments	3,408	4,153	8,863	2,566

Foreign currency translation adjustments, net of taxes	(5,329)	(6,486)	(13,862)	(4,013)

Changes in (loss) gain on derivatives	(15,544)	10,404	(16,637)	(15,235)
Income tax effect on changes in (loss) gain on derivatives	6,062	(4,058)	6,488	5,941

Changes in (loss) gain on derivatives, net of taxes	(9,482)	6,346	(10,149)	(9,294)

Total other comprehensive loss	(14,811)	(140)	(24,011)	(13,307)

Comprehensive income	6,981	37,653	20,077	100,109
Less: Net (income) loss attributable to the noncontrolling interest	(2)	99	146	9
Less: Foreign currency translation adjustments, net of taxes attributable to the noncontrolling interest	549	336	998	111

Comprehensive loss attributable to the noncontrolling interest	547	435	1,144	120

Comprehensive income attributable to Weight Watchers International, Inc.	$7,528	$38,088	$21,221	$100,229

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Operating activities:
Net income	$44,088	$113,416
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,745	36,288
Amortization of deferred financing costs	5,224	7,459
Share-based compensation expense	7,567	7,235
Deferred tax provision	9,889	25,908
Allowance for doubtful accounts	(554)	608
Reserve for inventory obsolescence	7,005	11,773
Foreign currency exchange rate loss	1,234	2,631
Loss on disposal of assets	2,302	121
Gain on Brazil acquisition	0	(10,540)
Early extinguishment of debt	(12,667)	0
Other items, net	0	(184)
Changes in cash due to:
Receivables	3,132	4,077
Inventories	13,183	6,395
Prepaid expenses	(12,116)	4,883
Accounts payable	(14,933)	(8,698)
Accrued liabilities	(47,110)	8,144
Deferred revenue	8,069	5,627
Income taxes	(2,190)	6,148

Cash provided by operating activities	52,868	221,291

Investing activities:
Capital expenditures	(3,569)	(5,960)
Capitalized software expenditures	(25,155)	(21,318)
Cash paid for acquisitions	(3,128)	(16,678)
Other items, net	(918)	(3,421)

Cash used in investing activities	(32,770)	(47,377)

Financing activities:
Payments on long-term debt	(104,863)	(18,000)
Payment of dividends	(21)	(80)
Proceeds from stock options exercised	0	297
Tax benefit of restricted stock units vested and stock options exercised	0	1

Cash used in financing activities	(104,884)	(17,782)

Effect of exchange rate changes on cash and cash equivalents and other	(4,166)	(3,308)

Net (decrease) increase in cash and cash equivalents	(88,952)	152,824
Cash and cash equivalents, beginning of period	301,212	174,557

Cash and cash equivalents, end of period	$212,260	$327,381

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

Liquidity:

The Company has a $144,323 debt maturity obligation due April 2016. The Company believes that cash generated by its revenue forecast for fiscal 2015 of approximately $1,160,000, its cost-savings initiative, the anticipated successful launch of its 2016 winter season program innovation, its cash on hand of $212,260 as of October 3, 2015, and the $43,199 cash payment received on October 19, 2015 from Ms. Oprah Winfrey in connection with her 10% investment in the Company will provide the Company with sufficient liquidity to meet its obligations for the next twelve months, including its April 2016 debt maturity obligation of $144,323. The Company’s cash on hand of $212,260 at October 3, 2015 includes the $48,000 of proceeds from its revolver borrowing. The revolver borrowing is classified as a short-term liability in consideration of the fact that the terms of the Revolving Facility (defined hereafter) require an assessment as to whether there have been any material adverse changes with respect to the Company in connection with the Company’s monthly interest elections. Although the revolver borrowing is classified as a short-term liability, absent any change in fact and circumstance, the Company has the ability to extend and not repay the Revolving Facility until its due date of April 2, 2018. The Company has the ability, if necessary, to delay investments or reduce marketing spend. Notwithstanding the foregoing, depending on future developments, there can be no assurance that the Company will meet these obligations.

Out-of-Period Adjustments:

In the second quarter of fiscal 2015, the Company identified and recorded out-of-period adjustments related to immaterial errors in prior period financial statements that impacted income before income taxes and net income attributable to the Company by $1,650 and $420, respectively.

2.	Summary of Significant Accounting Policies

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on accounting for revenue from contracts with customers. The objective of this guidance is to provide a single, comprehensive revenue recognition model, to remove existing industry specific guidance and to expand qualitative and quantitative disclosures. The core principle of the new standard is for revenue recognition to depict transfer of control to the customer in an amount that reflects consideration to which an entity expects to be entitled. In August 2015, the FASB issued an amendment to the updated guidance that defers the effective date by one year. This guidance is now effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact that the adoption of this guidance will have on the consolidated financial position, results of operations or cash flows of the Company.

In July 2015, the FASB issued updated guidance to simplify the measurement of inventory. Under this amendment, an entity using an inventory method other than last-in, first out or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively with earlier adoption permitted as of the beginning of the interim or annual reporting period. The Company is currently evaluating the impact that the adoption of this guidance will have on the consolidated financial position of the Company.

In April 2015, the FASB issued updated guidance to simplify the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued updated guidance which clarifies the treatment of debt issuance costs from line-of-credit arrangements. In particular, this guidance clarifies that the Securities and Exchange Commission Staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, and should be applied on a retrospective basis with earlier adoption permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact that the adoption of this guidance will have on the consolidated financial position of the Company.

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

4.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the nine months ended October 3, 2015, the change in the carrying value of indefinite-lived franchise rights acquired is due to the effect of exchange rate changes as follows:

Balance as of January 3, 2015, as restated	$759,838
Effect of exchange rate changes	(9,939)

Balance as of October 3, 2015	$749,899

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisitions of the majority interest in VPM and of Wello in fiscal 2014 and the acquisition of Weilos in fiscal 2015. See Note 3 for further information on the Weilos acquisition. For the nine months ended October 3, 2015, the change in the carrying amount of goodwill is due to the Weilos acquisition and the effect of exchange rate changes as follows:

	North America	United Kingdom	Continental Europe	Other	Total
Balance as of January 3, 2015, as restated	$134,611	$1,421	$7,661	$24,586	$168,279
Goodwill acquired during the period	5,588	0	0	0	5,588
Effect of exchange rate changes	(4,727)	(13)	(281)	(7,233)	(12,254)

Balance as of October 3, 2015	$135,472	$1,408	$7,380	$17,353	$161,613

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The carrying values of finite-lived intangible assets as of October 3, 2015 and January 3, 2015 were as follows:

	October 3, 2015		January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
			(restated)
Capitalized software costs	$117,905	$83,403	$107,581	$72,590
Website development costs	95,606	64,625	95,717	63,405
Trademarks	10,911	10,379	10,836	10,213
Other	7,004	6,864	7,014	6,825

Trademarks and other intangible assets	231,426	165,271	221,148	153,033
Franchise rights acquired	4,191	3,919	4,735	3,690

Total finite-lived intangible assets	$235,617	$169,190	$225,883	$156,723

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $7,743 and $26,771 for the three and nine months ended October 3, 2015, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $7,518 and $20,697 for the three and nine months ended September 27, 2014, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2015	$8,057
Fiscal 2016	$29,472
Fiscal 2017	$22,073
Fiscal 2018	$5,990
Fiscal 2019 and thereafter	$835

5.	Long-Term Debt

The components of the Company’s long-term debt are as follows:

	October 3, 2015		January 3, 2015
	Balance	Effective Rate	Balance	Effective Rate
			(restated)
Revolving Facility due April 2, 2018	$48,000	2.77%	$0	0.00%
Tranche B-1 Term Facility due April 2, 2016	144,323	3.18%	294,750	3.12%
Tranche B-2 Term Facility due April 2, 2020	2,047,500	4.00%	2,063,250	3.96%

Total Debt	2,239,823	3.91%	2,358,000	3.86%
Less Current Portion	213,323		80,728

Total Long-Term Debt	$2,026,500		$2,277,272

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

On June 17, 2015, the Company commenced another offer to prepay at a discount to par up to $229,000 in aggregate principal amount of term loans outstanding under the Tranche B-1 Term Facility. On June 22, 2015, the Company accepted offers with a discount equal to or greater than 9.00% in respect of such term loans. On June 26, 2015, the Company paid an aggregate amount of cash proceeds totaling $77,225 plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $84,862 in aggregate principal amount of such term loans under the Tranche B-1 Term Facility. As a result of this prepayment, the Company wrote-off fees of $321, incurred fees of $641 and recorded a gain on early extinguishment of debt of $6,677, inclusive of these fees, in the second quarter of fiscal 2015.

On July 14, 2015, the Company drew down the $48,000 available on its Revolving Facility in order to enhance its cash position and to provide additional financial flexibility. The revolver borrowing has been classified as a short-term liability in consideration of the fact that the terms of the Revolving Facility require an assessment as to whether there have been any material adverse changes with respect to the Company in connection with the Company’s monthly interest elections. Although the revolver borrowing has been classified as a short-term liability, absent any change in fact and circumstance, the Company has the ability to extend and not repay the Revolving Facility until its due date of April 2, 2018. At October 3, 2015, under the WWI Credit Facility, the Company had $2,191,823 outstanding consisting entirely of term loans, and borrowings of $48,000 outstanding under the Revolving Facility. In addition, at October 3, 2015, the Revolving Facility had $1,819 in issued but undrawn letters of credit outstanding thereunder and $181 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event the Company receives a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon the Company’s Consolidated Leverage Ratio. At October 3, 2015, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on the Company’s Consolidated Leverage Ratio as of October 3, 2015, borrowings under the Revolving Facility bore interest at LIBOR plus an applicable margin of 2.50%. On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of October 3, 2015, the commitment fee was 0.50% per annum. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

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

At October 3, 2015 and January 3, 2015, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The average interest rate on the Company’s debt, exclusive of the impact of swaps, was approximately 3.92% and 3.90% per annum at October 3, 2015 and January 3, 2015, respectively. The average interest rate on the Company’s debt, including the impact of swaps, was approximately 5.01% and 4.93% per annum at October 3, 2015 and January 3, 2015, respectively.

6.	Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Numerator:
Net income attributable to Weight Watchers International, Inc.	$21,790	$37,892	$44,234	$113,425

Denominator:
Weighted average shares of common stock outstanding	57,107	56,675	57,000	56,575
Effect of dilutive common stock equivalents	159	94	167	71

Weighted average diluted common shares outstanding	57,266	56,769	57,167	56,646

Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$0.38	$0.67	$0.78	$2.00

Diluted	$0.38	$0.67	$0.77	$2.00

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 2,470 and 3,365 for the three months ended October 3, 2015 and September 27, 2014, respectively, and 2,045 and 2,979 for the nine months ended October 3, 2015 and September 27, 2014, respectively.

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

Pursuant to the option components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received stock options with (i) time vesting criteria and/or (ii) both time and performance vesting criteria (“T&P Options”). On May 7, 2015, the Company’s shareholders approved an amendment to the 2014 Plan to permit a one-time stock option exchange program under which the Company would offer eligible employees the opportunity to exchange certain eligible T&P Options on a (a) two-for-one basis for new stock options for all eligible employees, other than the Company’s Chief Executive Officer (i.e., so that the new stock options would cover half as many shares as the corresponding surrendered options) and (b) 3.5-for-one basis for new stock options for the Company’s Chief Executive Officer (i.e., so that the new stock options would cover a number of shares equal to the quotient of the number of shares covered by the corresponding surrendered options divided by 3.5). The option exchange program was designed to create better incentives for employees to remain with the Company and contribute to the attainment of its business and financial objectives.

On May 22, 2015, the Company launched a tender offer in connection with the option exchange program which expired on June 22, 2015. Pursuant to the offer, employees tendered options to purchase 1,700 shares of common stock (representing 99.6% of the total shares of common stock underlying the options eligible for exchange) with a weighted-average exercise price of $24.68 per share. The Company cancelled and replaced those options on June 22, 2015 with options to purchase 734 shares of common stock with an exercise price of $5.25 per share, which was the closing price per share of the Company’s common stock on the New York Stock Exchange on June 22, 2015. The replacement options vest over three years, with 25% vesting on each of the first and second anniversaries of the date of grant and 50% vesting on the third anniversary of the date of grant. The option exchange resulted in an incremental stock option expense of $1,599, which was determined by comparing the fair value as calculated based on a Monte Carlo simulation to the fair value calculated using the Black-Scholes option pricing model for the eligible options exchanged. This incremental expense, along with the unamortized expense associated with the cancelled options, is being recognized ratably over the new vesting period of the replacement options, which is three years.

See Note 15 “Subsequent Event” for information relating to the Option Agreement entered into by the Company and Ms. Oprah Winfrey on October 18, 2015.

8.	Income Taxes

The effective tax rates for the three months ended October 3, 2015 and September 27, 2014 were 33.1% and 33.6%, respectively. The effective tax rates for the nine months ended October 3, 2015 and September 27, 2014 were 37.2% and 35.4%, respectively. For the nine months ended October 3, 2015, the increase versus the prior year period was due mainly to the Company’s net tax benefit recorded in the second quarter of fiscal 2014 associated with an intercompany loan write-off in connection with the closure of the Company’s China business and the establishment of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Tracey Mead, Derivatively on Behalf of Weight Watchers International, Inc. vs. Artal Group et. al. and Weight Watchers International, Inc.

On May 29, 2014 and June 23, 2014, the Company received shareholder litigation demand letters alleging breaches of fiduciary duties and unjust enrichment by Company officers and directors and Artal Group, S.A., to the alleged injury of the Company. The allegations in the letters relate to those contained in the ongoing federal securities litigation. In response to the letters, pursuant to Virginia law, the Board of Directors has created a special committee to review and evaluate the facts and circumstances surrounding the claims made in the demand letters. The special committee has decided to undertake its review after receiving a decision on defendants’ motion to dismiss in the federal securities litigation given the overlapping issues.

On August 11, 2015, a purported shareholder derivative lawsuit was filed in New York State Court in Westchester County. The complaint alleges that certain directors and executive officers breached their various fiduciary duties by knowingly causing the Company to repurchase shares from the Company’s controlling shareholder and from certain executive officers at artificially inflated prices in connection with a tender offer made to all shareholders. The complaint seeks an order for the defendants to disgorge all profits made from selling Company stock between March 16, 2012 and April 9, 2012, as well as an award for damages sustained by the alleged breaches of fiduciary duty. The parties sought to stay this suit pending a decision on defendants’ motion to dismiss in the federal securities litigation asserting similar allegations. The court denied the stay and rescheduled the preliminary case conference for December 17, 2015.

Other Litigation Matters

Due to the nature of the Company’s activities, it is also, at times, subject to pending and threatened legal actions that arise out of the ordinary course of business. In the opinion of management, the disposition of any such matters is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

10.	Derivative Instruments and Hedging

As of both October 3, 2015 and January 3, 2015, the Company had in effect an interest rate swap with a notional amount totaling $1,500,000.

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

As of October 3, 2015 and January 3, 2015, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $32,005 ($52,468 before taxes) and $21,856 ($35,830 before taxes), respectively.

The Company is hedging forecasted transactions for periods not exceeding the next six years. The Company expects approximately $11,348 ($18,603 before taxes) of derivative losses included in accumulated other comprehensive loss at October 3, 2015, based on current market rates, will be reclassified into earnings within the next 12 months.

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

The fair value of the Company’s total debt is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of October 3, 2015 and January 3, 2015, the fair value of the Company’s total debt was approximately $1,250,437 and $1,888,051, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 10 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at October 3, 2015	$58,585	$0	$58,585	$0
Interest rate swap liability at January 3, 2015	$42,423	$0	$42,423	$0

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Nine Months Ended October 3, 2015
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
Beginning Balance at January 3, 2015, restated	$(21,856)	$1,906	$(19,950)

Other comprehensive loss before reclassifications, net of tax	(9,859)	(13,862)	(23,721)
Amounts reclassified from accumulated other comprehensive loss, net of tax (b)	(290)	0	(290)

Net current period other comprehensive loss including noncontrolling interest	(10,149)	(13,862)	(24,011)

Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	998	998

Ending Balance at October 3, 2015	$(32,005)	$(10,958)	$(42,963)

(a)     Amounts in parentheses indicate debits

(b)     See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Nine Months Ended September 27, 2014
	Loss on Qualifying Hedges	Foreign Currency Translation Adjustments	Total
Beginning Balance at December 28, 2013	$(4,603)	$13,120	$8,517

Other comprehensive loss before reclassifications, net of tax	(13,526)	(4,013)	(17,539)
Amounts reclassified from accumulated other comprehensive loss, net of tax (b)	4,232	0	4,232

Net current period other comprehensive loss including noncontrolling interest	(9,294)	(4,013)	(13,307)

Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	111	111

Ending Balance at September 27, 2014	$(13,897)	$9,218	$(4,679)

(a)     Amounts in parentheses indicate debits

(b)     See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2015	2014	2015	2014
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
(Gain) Loss on Qualifying
Hedges Interest rate contracts	$(68)	$0	$476	$(6,937)	Interest expense

	(68)	0	476	(6,937)	Income before income taxes
	27	0	(186)	2,705	Provision for income taxes

	$(41)	$0	$290	$(4,232)	Net income

  (a)     Amounts in parentheses indicate debits to profit / loss

13.	Segment Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable segments is as follows:

	Total Revenue
	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
North America	$179,069	$221,157	$585,397	$734,053
United Kingdom	29,777	37,778	96,932	123,405
Continental Europe	51,961	67,068	180,910	235,549
Other	12,517	19,181	41,942	59,082

Total revenue	$273,324	$345,184	$905,181	$1,152,089

	Net Income
	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Segment operating income:
North America	$44,666	$67,389	$113,686	$214,062
United Kingdom	8,402	12,012	22,851	23,863
Continental Europe	19,427	24,494	52,066	62,412
Other	2,790	5,325	6,970	12,106

Total segment operating income	75,285	109,220	195,573	312,443
General corporate expenses	(12,177)	(17,826)	(43,841)	(55,432)
Interest expense	30,132	32,958	91,696	89,411
Other expense, net	373	1,520	1,292	2,679
Early extinguishment of debt	50	0	(11,426)	0
Gain on Brazil acquisition	0	0	0	(10,540)
Provision for taxes	10,761	19,123	26,082	62,045

Net income	21,792	37,793	44,088	113,416
Net (income) loss attributable to noncontrolling interest	(2)	99	146	9

Net income attributable to Weight Watchers International, Inc.	$21,790	$37,892	$44,234	$113,425

	Depreciation and Amortization
	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
North America	$11,901	$9,062	$35,242	$25,398
United Kingdom	209	255	591	969
Continental Europe	467	587	1,428	1,796
Other	403	620	1,147	1,713

Total segment depreciation and amortization	12,980	10,524	38,408	29,876
General corporate depreciation and amortization	1,135	5,701	7,561	13,871

Depreciation and amortization	$14,115	$16,225	$45,969	$43,747

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14.	Restructuring Charges

As previously disclosed, the Company established a new cost-savings initiative and, as part of this cost-savings initiative, in fiscal 2015, the Company undertook a plan of reduction in force which resulted in the elimination of certain positions, termination of employment for certain employees worldwide and planned office space consolidation in the three and nine months ended October 3, 2015. In fiscal 2014, the Company reviewed its organization and undertook a restructuring which resulted in the elimination of certain positions and the termination of employment for certain employees worldwide in the three and nine months ended September 27, 2014.

In connection with these plans, the Company recorded restructuring charges in connection with employee termination benefit costs and planned office space consolidation of $1,081 ($660 after tax) and $7,074 ($4,315 after tax) during the three and nine months ended October 3, 2015, respectively, and the Company recorded restructuring charges in connection with employee termination benefit costs of $713 ($430 after tax) and $10,867 ($6,629 after tax) during the three and nine months ended September 27, 2014, respectively. For the three and nine months ended October 3, 2015, these charges impacted cost of revenues by $(46) and $1,652, respectively, and selling, general and administrative expenses by $1,127 and $5,422, respectively. For the three and nine months ended September 27, 2014, these charges impacted cost of revenues by $(203) and $4,483, respectively, and selling, general and administrative expenses by $916 and $6,384, respectively. For the three and nine months ended October 3, 2015 and September 27, 2014, all restructuring charges were recorded to general corporate expense and therefore there was no impact to the segments.

For the nine months ended October 3, 2015, the reconciliation of the liability balance for these restructuring charges was as follows:

Balance as of January 3, 2015	$2,570
Provision	7,074
Payments	(8,714)

Balance as of October 3, 2015	$930

The Company expects the liability as of October 3, 2015 to be paid in fiscal 2015. Pending further actions, primarily related to office space consolidation, the Company may record additional restructuring charges of up to $3,000 during the remainder of fiscal 2015 in connection with the 2015 restructuring plan.

15.	Subsequent Event

Strategic Collaboration Agreement

On October 18, 2015 (the “Agreement Date”), the Company entered into a Strategic Collaboration Agreement with Ms. Oprah Winfrey (the “Strategic Collaboration Agreement”), for an initial term of five years, with additional successive one year renewal terms, pursuant to which the parties granted each other certain intellectual property rights. During the term of this agreement, Ms. Winfrey will consult with the Company and participate in developing, planning, executing and enhancing the Weight Watchers program and related initiatives, and provide it with services in her discretion to promote the Company, its programs, products and services.

Share Purchase Agreement

On October 18, 2015, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Ms. Winfrey, pursuant to which, on October 19, 2015, the Company issued and sold to Ms. Winfrey an aggregate of 6,362 shares (the “Purchased Shares”) of the Company’s common stock at a price per share of $6.79 for an aggregate purchase price of $43,199. The Purchased Shares are subject to certain registration rights.

The Purchased Shares may not be transferred by Ms. Winfrey within the first two years of the Agreement Date, subject to certain limited exceptions. Thereafter, Ms. Winfrey may generally transfer up to 15% of the Purchased Shares prior to the third anniversary of the Agreement Date, up to 30% prior to the fourth anniversary of the Agreement Date and up to 60% prior to the fifth anniversary of the Agreement Date. On or after the fifth anniversary of the Agreement Date, Ms. Winfrey will be permitted to transfer all of the Purchased Shares. In the event that Ms. Winfrey proposes to transfer any Purchased Shares or Option Shares (as defined below), the Company will have (a) a right of first offer with respect to such shares if such transfer is (i) for 1% or more of the Company’s issued and outstanding common stock that is proposed to be made pursuant to Rule 144 under the Securities Act of 1933, as amended or (ii) proposed to be sold under a resale shelf registration statement or (b) a right of first refusal with respect to such shares if such transfer is (i) for 1% or more of the Company’s issued and outstanding common stock and is proposed to be made to a

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

competitor of the Company or (ii) for 5% or more of the Company’s issued and outstanding common stock. Such transfer restrictions, right of first offer and right of first refusal terminate if Ms. Winfrey then has the right to be nominated as a director and has met certain eligibility requirements under the Share Purchase Agreement, but is not elected as a director of the Company. Such transfer restrictions also terminate if there is a change of control, including if another person (or group), other than Artal Luxembourg S.A. and Ms. Winfrey and their respective affiliates, acquires more than 50% of the total voting power of the Company.

Option Agreement

In consideration of Ms. Winfrey entering into the Strategic Collaboration Agreement and the performance of her obligations therein, on October 18, 2015, the Company granted Ms. Winfrey a fully vested option (the “Option”) to purchase 3,513 shares of common stock at an exercise price of $6.97 per share. In the fourth quarter of fiscal 2015, the Company will record as an expense the approximately $12,800 full value of the Option for the initial five-year term of the Strategic Collaboration Agreement (based on the Black Scholes option pricing model).

Subject to certain limited exceptions, shares of common stock issuable upon exercise of the Option (the “Option Shares”) generally may not be transferred by Ms. Winfrey within the first year of the Agreement Date. Thereafter, Ms. Winfrey generally may transfer up to 20% of the Option Shares prior to the second anniversary of the Agreement Date, up to 40% prior to the third anniversary of the Agreement Date, up to 60% prior to the fourth anniversary of the Agreement Date and up to 80% prior to the fifth anniversary of the Agreement Date. On or after the fifth anniversary of the Agreement Date, Ms. Winfrey will be permitted to transfer all of the Option Shares. Pursuant to the Share Purchase Agreement, in the event that Ms. Winfrey proposes to transfer any Option Shares, the Company will have a right of first offer or a right of first refusal with respect to such shares as described above. Such transfer restrictions terminate under the same director service and change of control circumstances that would result in the termination of the transfer restrictions relating to the Purchased Shares as described above.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	our ability to continue to develop innovative new services and products and enhance our existing services and products or the failure of our services and products to continue to appeal to the market, or our ability to successfully expand into new channels of distribution or respond to consumer trends;

•	the ability to successfully implement new strategic initiatives;

•	the effectiveness of our marketing and advertising programs and strength of our social media presence;

•	the impact on the Weight Watchers brand of actions taken by our franchisees, licensees and suppliers;

•	the impact of our debt service obligations and restrictive debt covenants;

•	the inability to generate sufficient cash to service all of our debt service obligations;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	the recognition of asset impairment charges;

•	the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;

•	the expiration or early termination by us of leases;

•	risks and uncertainties associated with our international operations, including economic, political and social risks and foreign currency risks;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the projected benefits of such businesses;

•	uncertainties related to a downturn in general economic conditions or consumer confidence;

•	the seasonal nature of our business;

•	the impact of events that discourage or impede people from gathering with others or accessing resources;

•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;

•	the impact of security breaches or privacy concerns;

•	the outcomes of litigation or regulatory actions;

•	the impact of existing and future laws and regulations;

•	the loss of key personnel or consultants or failure to effectively manage and motivate our workforce;

•	the possibility that the interests of our majority owner will conflict with other holders of our common stock;

•	our failure to maintain effective internal controls over financial reporting; and

•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit and gross profit margin, operating income and operating income margin, net income attributable to the Company, selling, general and administrative expenses and earnings per fully diluted share, including components thereof, are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, as follows: (i) with respect to the third quarter and first nine months of fiscal 2015 and fiscal 2014, to exclude the impact of charges associated with the Company’s previously disclosed plans to restructure its organization; (ii) with respect to the first nine months of fiscal 2015, to exclude the impact from the gains on early extinguishment of debt associated with the Company’s previously reported debt prepayments in the period; and (iii) with respect to the first nine months of fiscal 2014, to exclude the impact of (a) the net tax benefit associated with an intercompany loan write-off in connection with the closure of the Company’s China business and the establishment of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized and (b) the gain recognized in connection with the Company’s previously disclosed Brazil acquisition due to an adjustment of the Company’s previously held equity interest to fair value offset by a charge associated with the settlement of the royalty-free arrangement of the Brazil partnership. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the restructuring charges, the gain on the Brazil acquisition, the China tax benefit partially offset by the recognition of a valuation allowance and the gain on early extinguishment of debt. Our management believes these non-GAAP financial measures provide supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

CRITICAL ACCOUNTING POLICIES

Interim Impairment Test Assessment

We completed our annual impairment test for both goodwill and franchise rights acquired on February 24, 2015, incorporating all of the business performance information available to us through that date. Following the end of our third quarter of fiscal 2015, we considered the events and circumstances that existed subsequent to February 24, 2015 in performing our interim analysis to determine whether a triggering event had occurred such that an interim impairment analysis of one or more of our indefinite-lived assets was necessary. In performing this analysis, we considered the increase in the trading value of both our equity and debt following our announcement on October 19, 2015 of our partnership with Ms. Oprah Winfrey and her 10% investment in the Company. While we noted these increases in the trading values since the October 19, 2015 announcement, we believe that they may not fully reflect the anticipated positive impact of our transformation plan. For additional information on our transformation plan, see “—Transformation Plan”. We further believe that these trading values should continue to increase following the anticipated success of the 2016 winter season. Accordingly, given the increase in these trading values and the positive performance of the Company versus our projections used at the time we completed our annual impairment test, we concluded that there has been no triggering event requiring an interim impairment analysis. However, if our 2016 winter season does not meet our expectations, or the trading values of both our equity and debt were to significantly decline from their current levels, we may have to take an impairment charge at the appropriate time, which could be material. For additional information on risks associated with our recognizing asset impairment charges, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended January 3, 2015.

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

PERFORMANCE INDICATORS

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•	revenues— Our “Service Revenues” consist of “Meeting Fees” and “Online Subscription Revenues”. “Meeting Fees” consist of the fees associated with our monthly commitment plan for unlimited access to meetings and other payment arrangements for access to meetings, including our “pay-as-you-go” payment arrangement and fees associated with our new Total Access product. “Online Subscription Revenues” consist of the fees associated with subscriptions for our Online subscription products, including our new Personal Coaching product.

•	Paid Weeks—The “Paid Weeks” metric reports paid weeks by Weight Watchers customers in Company-owned operations for a given period as follows: (i) “Meeting Paid Weeks” is the sum of total paid commitment plan weeks (including Total Access) and total “pay-as-you-go” weeks; (ii) “Online Paid Weeks” is the total paid subscription weeks for our digital subscription products (including Personal Coaching); and (iii) “Total Paid Weeks” is the sum of Meeting Paid Weeks and Online Paid Weeks.

•	Incoming Active Subscribers/Active Base—“Subscribers” refer to meetings members and Online subscribers who participate in recurring billing programs, such as our monthly commitment plan for our meetings business. The “Incoming Active Subscribers” metric reports active Weight Watchers subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Active Meeting Subscribers” is the total Weight Watchers monthly commitment plan active subscribers (including Total Access); (ii) “Incoming Active Online Subscribers” is the total number of Weight Watchers Online, Weight Watchers OnlinePlus and Personal Coaching active subscribers; and (iii) “Incoming Active Subscribers” is the sum of Incoming Active Meeting Subscribers and Incoming Active Online Subscribers. We also at times refer to such metrics as the “Incoming Active Base”.

•	End of Period Active Subscribers/Active Base—The “End of Period Active Subscribers” metric reports active Weight Watchers subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Active Meeting Subscribers” is the total Weight Watchers monthly commitment plan active subscribers (including Total Access); (ii) “End of Period Active Online Subscribers” is the total number of Weight Watchers Online, Weight Watchers OnlinePlus and Personal Coaching active subscribers; and (iii) “End of Period Active Subscribers” is the sum of End of Period Active Meeting Subscribers and End of Period Active Online Subscribers. We also at times refer to such metrics as the “End of Period Active Base”.

•	recruitments

•	attendance

•	Meeting Fees per Paid Week and in-meeting product sales per attendee

•	gross profit and operating expenses as a percentage of revenue

TRANSFORMATION PLAN

As previously disclosed, the Company is currently executing a multi-year transformation plan. The four strategic areas of focus of this transformation plan are as follows: improving near-term performance, including strong cost management; repositioning our brand and improving our product offer; targeting new channel growth in healthcare; and building organizational capabilities. As part of our focus on strong cost management, prior to fiscal 2015, we successfully executed a gross cost-savings initiative totaling $150 million annually. In fiscal 2015, we established an incremental $100 million annual gross cost-savings initiative. See “Note 14. Restructuring Charges” in our unaudited consolidated financial statements and “— Anticipated Business Metrics, Trends and Other Events” for additional details on this initiative. The December 2015 launch of our comprehensive program innovation is a key component of our strategy to reposition our brand and improve our product offer. This innovation will expand our purpose from weight loss alone to more broadly helping people lead healthier, happier lives. Management expects that this innovation, together with our recently-announced, groundbreaking partnership with Ms. Oprah Winfrey, will accelerate the successful repositioning of our brand. As part of our partnership, and in furtherance of this repositioning of our brand, Ms. Winfrey will continue to be a member and will candidly share her experiences and perspectives along the way of her weight loss journey. A key component of the organizational capabilities upgrade is our technology transformation, whereby we are replacing legacy technology systems and architecture to enable us to deliver product and program enhancements in a more agile, cost-effective manner. For additional details on our investments in fiscal 2015 related to this technology transformation, see “— Liquidity and Capital Resources—Investing Activities—First Nine Months of Fiscal 2015”. As we execute this transformation plan, management, from time to time, reviews the resulting revenues and associated costs to refine the plan in order to ensure resources are allocated efficiently and optimized. As management determines resources should be reallocated, they refine the transformation plan accordingly. For example, our investment strategy in the healthcare channel and related technology has evolved to focus on proving our internal capabilities to deliver against healthcare market needs. Management continues to believe that the Company has sufficient liquidity to execute the transformation plan and does not believe the Company is constrained by its capital structure. See “— Liquidity and Capital Resources”. The progress against this transformation plan, including resulting revenues, to date has not met management’s initial expectations and therefore the Company’s turnaround is taking longer than management had previously anticipated. However, management remains committed to this transformation plan and its underlying strategies and is optimistic about the resulting turnaround.

ANTICIPATED BUSINESS METRICS, TRENDS AND OTHER EVENTS

We anticipate the Company’s fiscal 2015 revenues will be approximately $1.16 billion, a decline from the $1.48 billion reported in fiscal 2014 with foreign exchange accounting for approximately $75 million of this decline. This decline is driven by the lower fiscal 2015 Incoming Active Bases in both our meetings and Online businesses as compared to the beginning of fiscal 2014, as well as the negative recruitments in the first nine months of fiscal 2015 versus the prior year period. In the third quarter of fiscal 2015, recruitments, while still negative versus the prior year period, continued to show the stability achieved in the spring season. We expect that the overwhelming positive response to our partnership with Oprah Winfrey that we have seen to date, coupled with our 2016 winter season program innovation launch, will likely result in our global recruitments turning positive in the fourth quarter of fiscal 2015.

After a tough start to fiscal 2015, we are continuing to focus in fiscal 2015 on generating positive cash flow to maintain strong liquidity. To this end, in the first quarter of fiscal 2015, we established our previously disclosed $100 million cost-savings initiative, which is progressing on plan. See “—Transformation Plan” for a discussion of our focus on strong cost management. As part of this cost-savings initiative, the Company undertook its previously disclosed 2015 plan of reduction in force which resulted in the elimination of certain positions and termination of employment for certain employees worldwide. During the first nine months of fiscal 2015, we recorded $7.1 million ($4.3 million after tax) of restructuring charges in connection with employment termination. Pending further actions, primarily related to office space consolidation, we may record additional restructuring charges of up to $3.0 million during the remainder of fiscal 2015 in connection with this 2015 restructuring plan. We now expect the anticipated total cost savings will be derived from savings of: approximately 45% from marketing, as we focus our marketing spend on key media that drives recruitments and lower non-working media costs; approximately 35% from general and administrative expenses (including savings from reduced compensation costs arising from our 2015 restructuring plan); and approximately 20% from operating expenses (including savings from meeting consolidation). We are confident that we are on track to modestly exceed our savings target on a constant currency basis. We believe that cash generated by our revenue forecast for fiscal 2015 of approximately $1.16 billion, our cost-savings initiative, the anticipated successful launch of our 2016 winter season program innovation, our cash on hand of $212.3 million at the end of the third quarter of fiscal 2015, and the $43.2 million cash payment received on October 19, 2015 from Ms. Oprah Winfrey in connection with her 10% investment in the Company will provide us with sufficient liquidity to meet our obligations for the next twelve months, including our April 2016 debt maturity obligation of $144.3 million. Our cash on hand of $212.3 million at October 3, 2015 includes the $48.0 million of proceeds from our revolver borrowing. The revolver borrowing is classified as a short-term liability in consideration of the fact that the terms of the Revolving Facility (defined hereafter) require an assessment as to whether there have been any material adverse changes with respect to the Company in connection with our monthly interest elections. Although the revolver borrowing is classified as a short-term liability, absent any change in fact and circumstance, we have the ability to extend and not repay the Revolving Facility until its due date of April 2, 2018.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 3, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 27, 2014

The table below sets forth selected financial information for the third quarter of fiscal 2015 from our consolidated statements of net income for the three months ended October 3, 2015 versus selected financial information for the third quarter of fiscal 2014 from our consolidated statements of net income for the three months ended September 27, 2014:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Three Months Ended
	October 3, 2015	September 27, 2014	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$273.3	$345.2	$(71.9)	(20.8%)	(15.6%)

Cost of revenues	136.7	157.6	(20.9)	(13.3%)	(8.2%)

Gross profit	136.6	187.6	(50.9)	(27.2%)	(21.7%)
Gross Margin %	50.0%	54.3%
Marketing expenses	27.2	36.8	(9.7)	(26.2%)	(21.0%)

Selling, general & administrative expenses	46.4	59.4	(13.0)	(21.9%)	(17.9%)

Operating income	63.1	91.4	(28.3)	(30.9%)	(24.4%)
Operating Income Margin %	23.1%	26.5%
Interest expense	30.1	33.0	(2.8)	(8.6%)	(8.6%)
Other expense, net	0.4	1.5	(1.1)	(75.5%)	(75.5%)
Early extinguishment of debt	0.1	—	0.1	—	—

Income before income taxes	32.6	56.9	(24.4)	(42.8%)	(32.4%)

Provision for income taxes	10.8	19.1	(8.4)	(43.7%)	(33.4%)

Net income	21.8	37.8	(16.0)	(42.3%)	(31.8%)
Net (income) loss attributable to the noncontrolling interest	(0.0)	0.1	(0.1)	(101.3%)	(101.0%)

Net income attributable to
Weight Watchers International, Inc.	$21.8	$37.9	$(16.1)	(42.5%)	(32.0%)

Weighted average diluted shares outstanding	57.3	56.8	0.5	0.9%	0.9%

Diluted Earnings Per Share	$0.38	$0.67	$(0.29)	(43.0%)	(32.6%)

Note: Totals may not sum due to rounding.

Certain results for the third quarter of fiscal 2015 are adjusted to exclude the $1.1 million impact of charges associated with our previously disclosed 2015 restructuring plan. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended October 3, 2015 which have been adjusted.

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin	Net Income Attributable to Company	Diluted EPS
Third quarter of fiscal 2015	$136.6	50.0%	$63.1	23.1%	$21.8	$0.38
Adjustments to Reported Amounts (1)
Restructuring charges (1)	(0.0)		1.1		0.7	0.01

Third quarter of fiscal 2015, as adjusted (1)	$136.6	50.0%	$64.2	23.5%	$22.5	0.39

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the third quarter of fiscal 2015 to exclude the impact of the $1.1 million ($0.7 million after tax) of restructuring charges associated with our previously disclosed 2015 restructuring plan. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the third quarter of fiscal 2014 are adjusted to exclude the $0.7 million impact of charges associated with our previously disclosed 2014 restructuring plan. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended September 27, 2014 which have been adjusted.

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin	Net Income Attributable to Company	Diluted EPS
Third quarter of fiscal 2014	$187.6	54.3%	$91.4	26.5%	$37.9	$0.67
Adjustments to Reported Amounts (1)
Restructuring charges (1)	(0.2)		0.7		0.4	0.01

Third quarter of fiscal 2014, as adjusted (1)	$187.4	54.3%	$92.1	26.7%	$38.3	0.68

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the third quarter of fiscal 2014 to exclude the impact of the $0.7 million ($0.4 million after tax) of restructuring charges associated with our previously disclosed 2014 restructuring plan. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the third quarter of fiscal 2015 declined by 20.8% versus the third quarter of fiscal 2014 driven by revenue declines in the meetings and Online businesses globally, particularly in North America. Excluding the impact of foreign currency, which negatively impacted our revenues for the third quarter of fiscal 2015 by $18.2 million, revenues in the third quarter of fiscal 2015 would have declined 15.6% versus the prior year period. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the third quarter of fiscal 2015 declined $20.9 million, or 13.3%, versus the prior year period. Total cost of revenues was impacted by the 2015 and 2014 restructuring charges, similar to gross profit. Excluding the de minimis impact of the 2015 restructuring charges and the $0.2 million decrease in the 2014 restructuring charges, total cost of revenues in the third quarter of fiscal 2015 would have declined $21.1 million, or 13.4%, versus the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges, gross profit for the third quarter of fiscal 2015 would have decreased by $50.8 million, or 27.1%, from the third quarter of fiscal 2014. Excluding the impact of foreign currency, which negatively impacted our gross profit for the third quarter of fiscal 2015 by $10.2 million, gross profit in the third quarter of fiscal 2015 would have decreased 21.7% versus the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges and the impact of foreign currency, gross margin in the third quarter of fiscal 2015 would have been 50.4%, as compared to gross margin of 54.3% in the third quarter of fiscal 2014. Gross margin compression was driven primarily by the decline in the North America gross margin. The decline in North America gross margin was driven primarily by fixed cost deleverage and the impact of costs to support the new 24/7 Expert Chat and technology costs in support of our strategic initiatives. See “—Transformation Plan” for a discussion of our strategic initiatives.

Marketing

Marketing expenses for the third quarter of fiscal 2015 decreased $9.7 million, or 26.2%, versus the third quarter of fiscal 2014. Excluding the impact of foreign currency, which decreased marketing expenses for the third quarter of fiscal 2015 by $1.9 million, marketing expenses in the third quarter of fiscal 2015 would have declined 21.0% versus the prior year period. The decline was primarily driven by lower agency fees in the United States, a shift in strategy away from direct mail in the United States and the lack of a Fall TV campaign in Germany. Marketing expenses as a percentage of revenue were 9.9% in the third quarter of fiscal 2015 as compared to 10.7% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the third quarter of fiscal 2015 decreased $13.0 million, or 21.9%, versus the third quarter of fiscal 2014. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the third quarter of fiscal 2015 by $2.4 million, selling, general and administrative expenses in the third quarter of fiscal 2015 would have declined 17.9% versus the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges, which impacted selling, general and administrative expenses by $1.1 million and $0.9 million, respectively, for the third quarter of fiscal 2015, selling, general and administrative expenses would have decreased by 22.6%, or 18.6% on a constant currency basis, versus the third quarter of fiscal 2014. In the third quarter of fiscal 2015, the Company continued its concerted efforts to reduce costs, including its continued execution of its 2015 restructuring plan. Selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2015 decreased to 17.0% from 17.2% for the third quarter of fiscal 2014. Excluding the impact of the 2015 and 2014 restructuring charges, selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2015 would have decreased to 16.5%, or 16.3% on a constant currency basis, from 16.9% for the third quarter of fiscal 2014.

Operating Income

Operating income for the third quarter of fiscal 2015 decreased $28.3 million, or 30.9%, versus the third quarter of fiscal 2014. Excluding the impact of foreign currency, which negatively impacted operating income for the third quarter of fiscal 2015 by $5.9 million, operating income in the third quarter of fiscal 2015 would have declined 24.4% versus the prior year period. This decrease in operating income was primarily driven by a decline in revenues globally, particularly in North America, in the third quarter of fiscal 2015 as compared to the prior year period. Lower marketing and general and administrative costs partially offset this revenue decline. Excluding the impact of the 2015 and 2014 restructuring charges, our operating income margin in the third quarter of fiscal 2015 would have decreased to 23.5%, or 24.1% on a constant currency basis, from 26.7% in the third quarter of fiscal 2014. This decline in operating income margin was primarily driven by the decline in gross margin as compared to the prior year period.

Interest Expense

Interest expense in the third quarter of fiscal 2015 decreased $2.8 million, or 8.6%, versus the third quarter of fiscal 2014. The decrease in interest expense was primarily driven by the decrease in our average debt outstanding and a decrease of $1.9 million in deferred financing costs which includes cycling against the write-off of $1.6 million recorded in connection with the reduction in the amount of the Revolving Facility from $250.0 million to $50.0 million. Our average debt outstanding decreased by $130.0 million to $2,240.1 million in the third quarter of fiscal 2015 from $2,370.1 million in the third quarter of fiscal 2014. This decrease was primarily due to our debt prepayments in March and June 2015. The effective interest rate on our debt, excluding the impact of our interest rate swaps, increased by 0.03% to 3.92% in the third quarter of fiscal 2015 from 3.89% in the third quarter of fiscal 2014. Including the impact of our interest rate swaps, our effective interest rate on our debt increased to 5.02% in the third quarter of fiscal 2015 from 4.93% in the third quarter of fiscal 2014. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding the amendment to our Revolving Facility, our debt prepayments and interest rates on our debt. For additional details on our interest rate swap see “Item 3. Quantitative and Qualitative Disclosures about Market Risk”.

Other Expense, Net

Other expense, net, which consists of the impact of foreign currency on intercompany transactions, decreased by $1.1 million in the third quarter of fiscal 2015 versus the prior year period.

Tax

Our effective tax rate was 33.1% for the third quarter of fiscal 2015 as compared to 33.6% for the third quarter of fiscal 2014.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the third quarter of fiscal 2015 reflected a $16.1 million, or 42.5%, decline from net income attributable to the Company in the third quarter of fiscal 2014. Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the third quarter of fiscal 2015 by $4.0 million, net income attributable to the Company in the third quarter of fiscal 2015 would have declined by 32.0% versus the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges and the impact of foreign currency, net income attributable to the Company in the third quarter of fiscal 2015 would have reflected a 31.0% decline from net income attributable to the Company in the third quarter of fiscal 2014. This decline in net income attributable to the Company was primarily driven by the decrease in operating income in the third quarter of fiscal 2015 versus the prior year period.

Earnings per fully diluted share, or EPS, in the third quarter of fiscal 2015 were $0.38. Excluding the impact of the 2015 and 2014 restructuring charges, EPS would have been $0.39 in the third quarter of fiscal 2015 as compared to $0.68 in the prior year period. Foreign currency had a negative $0.07 per fully diluted share impact on EPS for the third quarter of fiscal 2015.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the third quarter of fiscal 2015 and the percentage change in those metrics versus the prior year period:

(in millions unless otherwise stated)

	Q3 2015
	GAAP			Constant Currency
	Service Revenues	Product Sales & Other	Total Revenues	Service Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Active Base	EOP Active Base
								(in thousands)
North America	$153.3	$25.7	$179.1	$155.7	$26.0	$181.6	22.4	1,767.1	1,612.7
UK	21.5	8.3	29.8	23.2	$9.0	32.2	4.2	316.8	301.1
CE	41.3	10.7	52.0	49.1	$12.6	61.7	7.8	649.6	594.5
Other (1)	8.1	4.5	12.5	10.7	$5.3	16.0	1.1	64.4	65.0

Total	$224.2	$49.2	$273.3	$238.7	$52.7	$291.5	35.5	2,797.9	2,573.3

	% Change Q3 2015 vs. Q3 2014
North America	-18.7%	-20.7%	-19.0%	-17.5%	-20.1%	-17.9%	-18.7%	-19.6%	-16.6%
UK	-20.2%	-23.7%	-21.2%	-13.7%	-17.7%	-14.8%	-13.5%	-17.0%	-9.3%
CE	-23.3%	-19.3%	-22.5%	-8.8%	-4.8%	-8.0%	-8.0%	-7.4%	-3.3%
Other (1)	-35.2%	-33.9%	-34.7%	-13.8%	-22.1%	-16.7%	-10.6%	-15.4%	-2.5%
Total	-20.5%	-22.4%	-20.8%	-15.3%	-16.7%	-15.6%	-15.7%	-16.7%	-12.7%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

(in millions unless otherwise stated)

	Q3 2015
	Meeting Fees		Meeting Paid Weeks	Incoming Active Meeting Subscribers	EOP Active Meeting Subscribers	Online Subscription Revenues		Online Paid Weeks	Incoming Active Online Subscribers	EOP Active Online Subscribers
	GAAP	Constant Currency				GAAP	Constant Currency
				(in thousands)					(in thousands)
North America	$95.3	$96.8	9.9	740.6	682.9	$58.0	$58.9	12.6	1,026.5	929.8
UK	15.9	17.2	2.6	187.9	180.8	5.5	6.0	1.6	129.0	120.2
CE	22.6	26.8	2.7	228.0	211.8	18.7	22.4	5.1	421.6	382.7
Other (1)	5.6	7.6	0.6	28.5	28.5	2.4	3.1	0.5	35.9	36.6

Total	$139.5	$148.4	15.8	1,184.9	1,104.0	$84.7	$90.3	19.8	1,613.0	1,469.3

	% Change Q3 2015 vs. Q3 2014
North America	-19.4%	-18.1%	-17.6%	-17.3%	-16.0%	-17.6%	-16.4%	-19.5%	-21.2%	-17.0%
UK	-19.9%	-13.4%	-12.4%	-16.0%	-7.8%	-20.9%	-14.5%	-15.3%	-18.5%	-11.5%
CE	-24.4%	-10.4%	-9.1%	-3.2%	1.5%	-22.0%	-6.8%	-7.4%	-9.5%	-5.7%
Other (1)	-37.7%	-15.7%	-12.7%	-14.4%	-3.0%	-28.7%	-8.9%	-7.7%	-16.1%	-2.1%
Total	-21.2%	-16.2%	-15.3%	-14.7%	-11.5%	-19.2%	-13.8%	-16.0%	-18.1%	-13.5%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

North America Performance

North America continued to experience declines in all revenue categories in the third quarter of fiscal 2015 versus the prior year period. The decline in North America Total Paid Weeks primarily resulted from the lower Incoming Active Base at the beginning of the third quarter of fiscal 2015 versus the beginning of the third quarter of fiscal 2014 as well as by lower recruitments in both the meetings and Online businesses in the third quarter of fiscal 2015 versus the prior year period.

The decline in North America product sales and other was driven primarily by a decline in in-meeting product sales and to a lesser extent a decline in licensing revenue. In the third quarter of fiscal 2015, in-meeting product sales of $14.0 million decreased by $4.5 million, or 24.4%, versus the prior year period. This decrease resulted primarily from a 14.5% attendance decline in the third quarter of fiscal 2015 as compared to the prior year period. In-meeting product sales per attendee decreased by 11.7% in the third quarter of fiscal 2015 versus the prior year period, driven primarily by a decline in sales across most product categories. Licensing revenue of $7.7 million declined $0.8 million, or 8.9%, from $8.4 million in the prior year period.

United Kingdom Performance

The decline in UK revenues in the third quarter of fiscal 2015 versus the prior year period was driven primarily by the decline in Service Revenues. The decline in UK Total Paid Weeks was driven by the lower Incoming Active Base at the beginning of the third quarter of fiscal 2015 versus the beginning of the third quarter of fiscal 2014 coupled with lower recruitments in the meetings business in the third quarter of fiscal 2015 as compared to the prior year period. Recruitments in the UK Online business increased in the third quarter of fiscal 2015 as compared to the prior year period driven by the use of new promotional tactics.

The decline in UK product sales and other in the third quarter of fiscal 2015 versus the prior year period was driven primarily by a decline in in-meeting product sales and to a lesser extent a decline in licensing revenue. In the third quarter of fiscal 2015, in-meeting product sales of $5.2 million decreased by $1.4 million, or 21.4%, versus the prior year period. Excluding the impact of foreign currency, which negatively impacted in-meeting product sales for the third quarter of fiscal 2015 by $0.4 million, in-meeting product sales in the third quarter of fiscal 2015 would have declined 15.1% versus the prior year period. This decrease resulted predominantly from a 13.3% attendance decline in the third quarter of fiscal 2015 as compared to the prior year period. In-meeting product sales per attendee decreased by 9.4%, or 2.1% on a constant currency basis, in the third quarter of fiscal 2015 versus the prior year period. The decline in licensing revenue was driven by distribution losses and volume declines across a number of licensees.

Continental Europe Performance

The decline in Continental Europe revenues in the third quarter of fiscal 2015 versus the prior year period was driven primarily by a decline in Service Revenues. The decline in Continental Europe Service Revenues in the third quarter of fiscal 2015 versus the prior year period was the result of a decline in Total Paid Weeks. The decline in Total Paid Weeks was driven by the lower Incoming Active Base at the beginning of the third quarter of fiscal 2015 versus the beginning of the third quarter of fiscal 2014 coupled with lower recruitments in the third quarter of fiscal 2015 as compared to the prior year period.

Continental Europe product sales and other in the third quarter of fiscal 2015 declined by 19.3%, or 4.8% on a constant currency basis, versus the prior year period. The decline in Continental Europe product sales and other in the third quarter of fiscal 2015 versus the prior year period was driven primarily by a decline in in-meeting product sales. In-meeting product sales of $6.6 million decreased by $2.5 million, or 27.3%, versus the prior year period. Excluding the impact of foreign currency, which negatively impacted in-meeting product sales for the third quarter of fiscal 2015 by $1.2 million, in-meeting product sales in the third quarter of fiscal 2015 would have declined 13.8% versus the prior year period. This decrease resulted from a 12.6% attendance decline in the third quarter of fiscal 2015 as compared to the prior year period. In-meeting product sales per attendee decreased by 16.8%, or 1.4% on a constant currency basis, in the third quarter of fiscal 2015 versus the prior year period.

Other Performance

The decline in Other revenue in the third quarter of fiscal 2015 versus the prior year period was driven by revenue declines in Asia Pacific, emerging markets and with our franchisees. The decrease in Other Service Revenues in the third quarter of fiscal 2015 versus the prior year period was driven by a decline in Total Paid Weeks in Asia Pacific arising primarily from the lower Incoming Active Base at the beginning of the third quarter of fiscal 2015 versus the beginning of the third quarter of fiscal 2014 and lower recruitments in the third quarter of fiscal 2015 as compared to the prior year period. The decline in Meeting Fees from our emerging markets in the third quarter of fiscal 2015 versus the prior year period also contributed to the decline in Other Service Revenues.

The decline in Other product sales and other in the third quarter of fiscal 2015 versus the prior year period was driven primarily by a decline in in-meeting product sales of $0.9 million, or 49.5% (35.6% on a constant currency basis), versus the prior year period. The decline in in-meeting product sales in the third quarter of fiscal 2015 versus the prior year period was driven primarily by a 19.9% decline in attendance. Revenues from our franchisees totaled $1.9 million in the third quarter of fiscal 2015, a decline of $0.6 million, or 23.8%, from the prior year period, driven in part by the decline in their meetings business performance, similar to that which we experienced in North America.

NINE MONTHS ENDED OCTOBER 3, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 27, 2014

The table below sets forth selected financial information for the first nine months of fiscal 2015 from our consolidated statements of net income for the nine months ended October 3, 2015 versus selected financial information for the first nine months of fiscal 2014 from our consolidated statements of net income for the nine months ended September 27, 2014:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Nine Months Ended
	October 3, 2015	September 27, 2014	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$905.2	$1,152.1	$(246.9)	(21.4%)	(16.0%)
Cost of revenues	451.9	515.8	(63.9)	(12.4%)	(7.1%)

Gross profit	453.3	636.3	(183.0)	(28.8%)	(23.3%)
Gross Margin %	50.1%	55.2%
Marketing expenses	154.8	198.4	(43.6)	(22.0%)	(16.2%)
Selling, general & administrative expenses	146.8	180.9	(34.1)	(18.9%)	(15.1%)

Operating income	151.7	257.0	(105.3)	(41.0%)	(34.4%)
Operating Income Margin %	16.8%	22.3%
Interest expense	91.7	89.4	2.3	2.6%	2.6%
Other expense, net	1.3	2.7	(1.4)	(51.8%)	(51.8%)
Early extinguishment of debt	(11.4)	—	(11.4)	—	—
Gain on Brazil acquisition	—	(10.5)	10.5	(100.0%)	(100.0%)

Income before income taxes	70.2	175.5	(105.3)	(60.0%)	(50.5%)
Provision for income taxes	26.1	62.0	(36.0)	(58.0%)	(47.9%)

Net income	44.1	113.4	(69.3)	(61.1%)	(51.9%)
Net loss attributable to the noncontrolling interest	0.1	0.0	0.1	100.0%	100.0%

Net income attributable to Weight Watchers International, Inc.	$44.2	$113.4	$(69.2)	(61.0%)	(51.7%)

Weighted average diluted shares outstanding	57.2	56.6	0.5	0.9%	0.9%

Diluted Earnings Per Share	$0.77	$2.00	$(1.23)	(61.4%)	(52.1%)

Note: Totals may not sum due to rounding.

Certain results for the first nine months of fiscal 2015 are adjusted to exclude the $7.1 million impact of charges associated with our previously disclosed 2015 restructuring plan and the $11.4 million impact of our gain on early extinguishment of debt. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the nine months ended October 3, 2015 which have been adjusted.

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin	Net Income Attributable to Company	Diluted EPS
First nine months of fiscal 2015	$453.3	50.1%	$151.7	16.8%	$44.2	0.77
Adjustments to Reported Amounts (1)
Restructuring charges (1)	1.7		7.1		4.3	0.08
Early extinguishment of debt (1)	—		—		(7.0)	(0.12)

Total Adjustments	1.7		7.1		(2.7)	(0.05)

First nine months of fiscal 2015, as adjusted (1)	$454.9	50.3%	$158.8	17.5%	$41.6	0.73

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first nine months of fiscal 2015 to exclude the impact of the $7.1 million ($4.3 million after tax) of restructuring charges associated with our previously disclosed 2015 restructuring plan and the impact from our gain on early extinguishment of debt of $11.4 million ($7.0 million after tax). See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for the first nine months of fiscal 2014 are adjusted to exclude the $10.9 million impact of charges associated with our previously disclosed 2014 restructuring plan, the impact of the $10.5 million gain on the Brazil acquisition and the impact of the $2.4 million net tax benefit associated with an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the nine months ended September 27, 2014 which have been adjusted.

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin	Net Income Attributable to Company	Diluted EPS
First nine months of fiscal 2014	$636.3	55.2%	$257.0	22.3%	$113.4	$2.00
Adjustments to Reported Amounts (1)
Restructuring charges (1)	4.5		10.9		6.6	0.12
Gain on Brazil acquisition (1)	—		—		(6.4)	(0.11)
Tax benefit, net (1)	—		—		(2.4)	(0.04)

Total Adjustments	4.5		10.9		(2.1)	(0.04)

First nine months of fiscal 2014, as adjusted (1)	$640.8	55.6%	$267.9	23.3%	$111.3	1.96

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first nine months of fiscal 2014 to exclude the impact of the $10.9 million ($6.6 million after tax) of restructuring charges associated with our previously disclosed 2014 restructuring plan, the impact of the gain of $10.5 million ($6.4 million after tax) recognized in connection with our previously disclosed Brazil acquisition due to an adjustment to our previously held equity interest to fair value offset by a charge associated with the settlement of the royalty-free arrangement of the Brazilian partnership and the impact of the $2.4 million net tax benefit associated with an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized. See “Non-GAAP Financials Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the first nine months of fiscal 2015 declined by 21.4% versus the first nine months of fiscal 2014 driven by revenue declines in the meetings and Online businesses globally, particularly in North America. Excluding the impact of foreign currency, which negatively impacted our revenues for the first nine months of fiscal 2015 by $62.2 million, revenues in the first nine months of fiscal 2015 would have declined 16.0% versus the prior year period. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first nine months of fiscal 2015 declined $63.9 million, or 12.4%, versus the prior year period. Total cost of revenues was impacted by the 2015 and 2014 restructuring charges, similar to gross profit. Excluding the $1.7 million and $4.5 million impact of the 2015 and 2014 restructuring charges, respectively, total cost of revenues in the first nine months of fiscal 2015 would have declined $61.1 million, or 11.9%, versus the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges, gross profit for the first nine months of fiscal 2015 would have decreased by $185.8 million, or 29.0%, from the first nine months of fiscal 2014. Excluding the impact of foreign currency, which negatively impacted our gross profit for the first nine months of fiscal 2015 by $35.0 million, gross profit in the first nine months of fiscal 2015 would have decreased 23.3% versus the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges and the impact of foreign currency, gross margin in the first nine months of fiscal 2015 would have been 50.6%, as compared to gross margin of 55.6% in the first nine months of fiscal 2014. Gross margin compression was driven primarily by the decline in the North America gross margin. The decline in North America gross margin was driven primarily by fixed cost deleverage and the impact of costs to support the new 24/7 Expert Chat and technology costs in support of our strategic initiatives. See “—Transformation Plan” for a discussion of our strategic initiatives.

Marketing

Marketing expenses for the first nine months of fiscal 2015 decreased $43.6 million, or 22.0%, versus the first nine months of fiscal 2014. Excluding the impact of foreign currency, which decreased marketing expenses for the first nine months of fiscal 2015 by $11.5 million, marketing expenses in the first nine months of fiscal 2015 would have declined 16.2% versus the prior year period. The decline was primarily driven by lower TV media globally. Marketing expenses as a percentage of revenue were 17.1% in the first nine months of fiscal 2015 as compared to 17.2% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the first nine months of fiscal 2015 decreased $34.1 million, or 18.9%, versus the first nine months of fiscal 2014. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first nine months of fiscal 2015 by $6.7 million, selling, general and administrative expenses in the first nine months of fiscal 2015 would have declined 15.1% versus the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges, which impacted selling, general and administrative expenses by $5.4 million and $6.4 million, respectively, for the first nine months of fiscal 2015, selling, general and administrative expenses would have decreased by 19.0%, or 15.1% on a constant currency basis, versus the first nine months of fiscal 2014. In the first nine months of fiscal 2015, the Company continued its concerted efforts to reduce costs, including its continued execution of its 2015 restructuring plan. At the same time, the Company continued to invest in certain initiatives during the first nine months of fiscal 2015, which partially offset its reduced costs. See “—Transformation Plan” for a discussion of our strategic initiatives. Selling, general and administrative expenses as a percentage of revenue for the first nine months of fiscal 2015 increased to 16.2% from 15.7% for the first nine months of fiscal 2014. Excluding the impact of the 2015 and 2014 restructuring charges, selling, general and administrative expenses as a percentage of revenue for the first nine months of fiscal 2015 increased to 15.6%, or 15.3% on a constant currency basis, from 15.1% for the first nine months of fiscal 2014.

Operating Income

Operating income for the first nine months of fiscal 2015 decreased $105.3 million, or 41.0%, versus the first nine months of fiscal 2014. Excluding the impact of foreign currency, which negatively impacted operating income for the first nine months of fiscal 2015 by $16.7 million, operating income in the first nine months of fiscal 2015 would have declined 34.4% versus the prior year period. This decrease in operating income was predominantly the result of lower operating income from North America in the first nine months of fiscal 2015 as compared to the prior year period. Excluding the impact of the 2015 and 2014 restructuring charges, our operating income margin in the first nine months of fiscal 2015 would have decreased to 17.5%, or 18.1% on a constant currency basis, from 23.3% in the first nine months of fiscal 2014. This decline in operating income margin was primarily driven by the decline in gross margin as compared to the prior year period.

Interest Expense

Interest expense in the first nine months of fiscal 2015 increased $2.3 million, or 2.6%, versus the first nine months of fiscal 2014. The increase in interest expense was primarily driven by the difference in the notional amount of our interest rate swaps in effect during the first nine months of fiscal 2015 versus the prior year period and the 25 basis point increase on the applicable margin on borrowings under our Term Facilities (defined hereafter) related to the issuance of revised corporate ratings by S&P and Moody’s on February 21, 2014. This increase in interest expense was offset in part by the decrease in our average debt outstanding and a decline of $1.9 million in deferred financing costs which includes cycling against the write-off of $1.6 million recorded in connection with the reduction in the amount of the Revolving Facility from $250.0 million to $50.0 million as well as lower costs associated with lower debt. Our average debt outstanding decreased by $86.6 million to $2,289.5 million in the first nine months of fiscal 2015 from $2,376.1 million in the first nine months of fiscal 2014. This decrease was primarily due to our debt prepayments in March and June 2015. The effective interest rate on our debt, excluding the impact of our interest rate swaps, increased by 0.06% to 3.91% in the first nine months of fiscal 2015 from 3.85% in the first nine months of fiscal 2014. Including the impact of our interest rate swaps, our effective interest rate on our debt increased to 4.98% in the first nine months of fiscal 2015 from 4.57% in the first nine months of fiscal 2014. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding interest rates on our debt outstanding, the amendment to our Revolving Facility and our debt prepayments. For additional details on our interest rate swap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk”.

Early Extinguishments of Debt

In March 2015, we paid an aggregate amount of cash proceeds totaling $57.4 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $63.1 million in aggregate principal amount of term loans under the Tranche B-1 Term Facility (defined hereafter). In June 2015, we paid an aggregate amount of cash proceeds totaling $77.2 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $84.9 million in aggregate principal amount of term loans under the Tranche B-1 Term Facility. As a result of these prepayments, we wrote-off fees of $0.6 million, incurred fees of $1.2 million and recorded a gain on early extinguishment of debt of $11.4 million, inclusive of these fees, in the first nine months of fiscal 2015.

Gain on Brazil Acquisition

In March 2014, we acquired an additional 45% equity interest in our Brazilian partnership thereby increasing our equity interest to 80%. As a result of this transaction, we adjusted our previously held equity interest to fair value and recorded a charge associated with the settlement of the royalty-free arrangement of our Brazilian partnership. The net effect of these items resulted in us recognizing a pre-tax gain of $10.5 million in the first nine months of fiscal 2014.

Other Expense, Net

Other expense, net, which consists of the impact of foreign currency on intercompany transactions, decreased by $1.4 million in the first nine months of fiscal 2015 versus the prior year period.

Tax

Our effective tax rate was 37.2% for the first nine months of fiscal 2015 as compared to 35.4% for the first nine months of fiscal 2014. This increase was due mainly to the net tax benefit recorded in the second quarter of fiscal 2014 associated with an intercompany loan write-off in connection with the closure of our China business and the establishment of a valuation allowance related to tax benefits for foreign losses that are not expected to be realized.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the first nine months of fiscal 2015 reflected a $69.2 million, or 61.0%, decline from net income attributable to the Company in the first nine months of fiscal 2014. Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the first nine months of fiscal 2015 by $10.6 million, net income attributable to the Company in the first nine months of fiscal 2015 would have declined by 51.7% versus the prior year period. Excluding the impact of restructuring charges and the gain on early extinguishment of debt from the first nine months of fiscal 2015 and the impact of restructuring charges, the gain on the Brazil acquisition and the China tax benefit partially offset by the recognition of a valuation allowance from the first nine months of fiscal 2014, net income attributable to the Company in the first nine months of fiscal 2015 would have declined 62.6%, or 53.1% on a constant currency basis, from net income attributable to the Company in the first nine months of fiscal 2014. This decline in net income attributable to the Company was primarily driven by the decrease in operating income in the first nine months of fiscal 2015 versus the prior year period.

EPS in the first nine months of fiscal 2015 was $0.77. Excluding the impact of restructuring charges and the gain on early extinguishment of debt from the first nine months of fiscal 2015 and the impact of restructuring charges, the gain on the Brazil acquisition and the China tax benefit partially offset by the recognition of a valuation allowance from the first nine months of fiscal 2014, EPS would have been $0.73 in the first nine months of fiscal 2015 as compared to $1.96 in the prior year period. Foreign currency had a negative $0.18 per fully diluted share impact on EPS in the first nine months of fiscal 2015.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first nine months of fiscal 2015 and the percentage change in those metrics versus the prior year period:

(in millions unless otherwise stated)

	First Nine Months of Fiscal 2015
	GAAP			Constant Currency
	Service Revenues	Product Sales & Other	Total Revenues	Service Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Active Base	EOP Active Base
								(in thousands)
North America	$493.6	$91.8	$585.4	$499.3	$92.4	$591.8	71.5	1,617.8	1,612.7
UK	67.1	29.8	96.9	73.2	32.5	105.7	13.4	277.8	301.1
CE	137.1	43.8	180.9	166.8	52.9	219.6	25.4	551.9	594.5
Other (1)	26.6	15.3	41.9	33.0	17.2	50.3	3.3	62.1	65.0

Total	$724.5	$180.7	$905.2	$772.3	$195.0	$967.3	113.6	2,509.5	2,573.3

	% Change First Nine Months of Fiscal 2015 vs. First Nine Months of Fiscal 2014
North America	-19.7%	-23.3%	-20.3%	-18.7%	-22.8%	-19.4%	-21.6%	-21.7%	-16.6%
UK	-20.8%	-22.9%	-21.5%	-13.7%	-15.9%	-14.4%	-14.2%	-6.6%	-9.3%
CE	-24.3%	-19.6%	-23.2%	-7.9%	-2.9%	-6.8%	-6.8%	4.4%	-3.3%
Other (1)	-28.0%	-30.6%	-29.0%	-10.8%	-21.9%	-14.9%	-9.5%	-12.6%	-2.5%
Total	-21.0%	-23.1%	-21.4%	-15.8%	-17.0%	-16.0%	-17.5%	-15.3%	-12.7%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

(in millions unless otherwise stated)

	First Nine Months of Fiscal 2015
	Meeting Fees		Meeting	Incoming Active	EOP Active	Online Subscription Revenues		Online	Incoming Active	EOP Active
	GAAP	Constant Currency	Paid Weeks	Meeting Subscribers	Meeting Subscribers	GAAP	Constant Currency	Paid Weeks	Online Subscribers	Online Subscribers
				(in thousands)					(in thousands)
North America	$307.3	$310.9	31.4	692.6	682.9	$186.3	$188.5	40.0	925.2	929.8
UK	49.9	54.4	8.3	158.1	180.8	17.2	18.8	5.1	119.7	120.2
CE	77.5	93.8	9.0	178.2	211.8	59.6	72.9	16.4	373.6	382.7
Other (1)	18.5	23.2	1.8	26.4	28.5	8.1	9.8	1.4	35.6	36.6

Total	$453.3	$482.4	50.5	1,055.4	1,104.0	$271.2	$289.9	63.0	1,454.1	1,469.3

	% Change First Nine Months of Fiscal 2015 vs. First Nine Months of Fiscal 2014
North America	-19.1%	-18.2%	-18.7%	-16.9%	-16.0%	-20.6%	-19.6%	-23.7%	-25.0%	-17.0%
UK	-20.6%	-13.4%	-13.4%	-4.7%	-7.8%	-21.4%	-14.3%	-15.4%	-8.9%	-11.5%
CE	-26.0%	-10.3%	-8.7%	-2.9%	1.5%	-22.0%	-4.6%	-5.7%	8.4%	-5.7%
Other (1)	-29.3%	-11.4%	-9.0%	-22.0%	-3.0%	-25.0%	-9.3%	-10.1%	-4.1%	-2.1%
Total	-21.0%	-15.9%	-15.9%	-13.3%	-11.5%	-21.1%	-15.6%	-18.7%	-16.7%	-13.5%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

North America Performance

North America continued to experience declines in all revenue categories in the first nine months of fiscal 2015 versus the prior year period. The decline in North America Total Paid Weeks primarily resulted from the lower Incoming Active Base at the beginning of fiscal 2015 versus the beginning of fiscal 2014 as well as by lower recruitments in the first nine months of fiscal 2015 versus the prior year period. In response to weakening recruitment trends in early fiscal 2015, North America introduced new advertising and promotions which benefitted recruitment trends in both the second and third quarters of fiscal 2015.

The decline in North America product sales and other was driven primarily by a decline in in-meeting product sales and to a lesser extent a decline in licensing revenue. In the first nine months of fiscal 2015, in-meeting product sales of $52.9 million decreased by $16.6 million, or 23.9%, versus the prior year period. This decrease resulted primarily from a 17.7% attendance decline in the first nine months of fiscal 2015 as compared to the prior year period. In-meeting product sales per attendee decreased by 7.4% in the first nine months of fiscal 2015 versus the prior year period, driven primarily by a decline in sales across most product categories. Licensing revenue of $21.5 million declined $5.7 million, or 20.9%, from $27.2 million in the prior year period.

United Kingdom Performance

The decline in UK revenues in the first nine months of fiscal 2015 versus the prior year period was driven primarily by the decline in Service Revenues. The decline in UK Total Paid Weeks was driven by the lower Incoming Active Base at the beginning of fiscal 2015 versus the beginning of fiscal 2014 coupled with lower recruitments in the first nine months of fiscal 2015 as compared to the prior year period.

The decline in UK product sales and other in the first nine months of fiscal 2015 versus the prior year period was driven by both the decline in in-meeting product sales and the decline in licensing revenue. In the first nine months of fiscal 2015, in-meeting product sales of $19.7 million decreased by $4.6 million, or 18.9%, versus the prior year period. Excluding the impact of foreign currency, which negatively impacted in-meeting product sales for the first nine months of fiscal 2015 by $1.8 million, in-meeting product sales in the first nine months of fiscal 2015 would have declined 11.5% versus the prior year period. This decrease resulted primarily from a 15.4% attendance decline in the first nine months of fiscal 2015 as compared to the prior year period. In-meeting product sales per attendee decreased by 4.1%, but increased by 4.6% on a constant currency basis, in the first nine months of fiscal 2015 versus the prior year period. The increase in in-meeting product sales per attendee on a constant currency basis was primarily driven by successful promotions which more than offset the volume decline in in-meeting product sales. Licensing revenue of $9.1 million declined $3.4 million, or 27.4%, from $12.5 million in the prior year period.

Continental Europe Performance

The decline in Continental Europe revenues in the first nine months of fiscal 2015 versus the prior year period was driven primarily by a decline in Service Revenues. The decrease in Continental Europe Service Revenues in the first nine months of fiscal 2015 versus the prior year period was primarily the result of a decrease in Meeting Fees and to a lesser extent by a decrease in Online Subscription Revenues. This decrease in Meeting Fees was driven by the lower Incoming Active Base at the beginning of fiscal 2015 versus the beginning of fiscal 2014 coupled with lower recruitments in the first nine months of fiscal 2015 as compared to the prior year period. Although lower recruitments in the CE Online business in the first nine months of fiscal 2015 versus the prior year period negatively impacted Online Paid Weeks, the higher number of Incoming Active Online Subscribers at the start of fiscal 2015 versus the start of fiscal 2014 benefitted Online Subscription Revenues in the first nine months of fiscal 2015.

Continental Europe product sales and other in the first nine months of fiscal 2015 declined by 19.6%, or 2.9% on a constant currency basis, versus the prior year period primarily due to a decline in in-meeting product sales. In-meeting product sales declined by 23.3%, or 6.9% on a constant currency basis, versus the prior year period primarily due to lower attendances partially offset by new product launches.

Other Performance

The decline in Other revenue in the first nine months of fiscal 2015 versus the prior year period was primarily driven by revenue declines in Asia Pacific. The decrease in Other Service Revenues was primarily driven by a decline in Other Meeting Paid Weeks, and to a lesser extent by a decline in Other Online Paid Weeks in Asia Pacific. The declines in paid weeks in Asia Pacific were driven by the lower Incoming Active Base for each of the meetings and Online businesses at the beginning of fiscal 2015 versus the beginning of fiscal 2014 and lower recruitments in the first nine months of fiscal 2015 as compared to the prior year period.

The decline in Other product sales and other in the first nine months of fiscal 2015 versus the prior year period was driven primarily by a decline in revenue from our franchisees. Revenues from our franchisees totaled $6.8 million in the first nine months of fiscal 2015, a decline of $2.0 million, or 23.2%, from the prior year period, driven in part by the decline in their meetings business performance, similar to that which we experienced in North America. In the first nine months of fiscal 2015, in-meeting product sales of $3.5 million decreased by $2.7 million, or 43.0% (31.9% on a constant currency basis), versus the prior year period driven by volume declines in Asia Pacific.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global initiatives, pay down debt and opportunistically engage in selective acquisitions. See “—Transformation Plan” for a discussion of our strategic initiatives. On October 30, 2013, we announced that we suspended our quarterly cash dividend, as described below (see “—Dividends”). We believe that cash generated by our revenue forecast for fiscal 2015 of approximately $1.16 billion, our cost-savings initiative, the anticipated successful launch of our 2016 winter season program innovation, our cash on hand of $212.3 million at the end of the third quarter of fiscal 2015, and the $43.2 million cash payment received on October 19, 2015 from Ms. Oprah Winfrey in connection with her 10% investment in the Company will provide us with sufficient liquidity to meet our obligations for the next twelve months, including our April 2016 debt maturity obligation of $144.3 million. See “—Anticipated Business Metrics, Trends and Other Events” for a discussion of our cost-savings initiative. Our cash on hand of $212.3 million at the end of the third quarter of fiscal 2015 includes the $48.0 million of proceeds from our revolver borrowing. The revolver borrowing is classified as a short-term liability in consideration of the fact that the terms of the Revolving Facility require an assessment as to whether there have been any material adverse changes with respect to the Company in connection with our monthly interest elections. Although the revolver borrowing is classified as a short-term liability, absent any change in fact and circumstance, we have the ability to extend and not repay the Revolving Facility until its due date of April 2, 2018. We also have the ability, if necessary, to delay investments or reduce marketing spend. However, there can be no assurance that we will meet these obligations.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

		January 3,
	October 3, 2015	2015 (restated)	Increase/ (Decrease)
	(in millions)
Total current assets	$322.1	$425.7	$(103.6)
Total current liabilities	515.7	431.7	84.0

Working capital deficit	(193.6)	(6.0)	187.6
Cash and cash equivalents	212.3	301.2	(88.9)
Current portion of long-term debt	213.3	80.7	132.6

Working capital deficit, excluding change in cash and cash equivalents and current portion of long-term debt	$(192.6)	$(226.5)	$(33.9)

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

Including changes in cash and cash equivalents and the current portion of long-term debt, our working capital deficit increased $187.6 million to $193.6 million at October 3, 2015 from a $6.0 million working capital deficit at January 3, 2015. On March 25, 2015, we paid an aggregate amount of cash proceeds totaling $57.4 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $63.1 million in aggregate principal amount of term loans under the Tranche B-1 Term Facility. In addition, we made a voluntary prepayment at par of $2.5 million in respect of such term loans under the Tranche B-1 Term Facility to reduce our then remaining excess cash flow prepayment obligation. For a discussion of this obligation, see “—Long-Term Debt”. On June 26, 2015, we paid an aggregate amount of cash proceeds totaling $77.2 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $84.9 million in aggregate principal amount of term loans under the Tranche B-1 Term Facility. After making these prepayments and scheduled debt repayments of $15.8 million in the first nine months of fiscal 2015, the current portion of our long-term debt increased to $213.3 million versus the end of fiscal 2014 as described below (see “—Long-Term Debt”).

Excluding the changes in cash and cash equivalents and current portion of long-term debt at both dates, the working capital deficit at October 3, 2015 decreased by $33.9 million to $192.6 million from $226.5 million at January 3, 2015. The factors contributing to this decrease in our working capital deficit were: (i) a $52.3 million decrease in other operational liabilities arising from reduced marketing spend and lower accounts payable and accrued liabilities balances versus at the end of fiscal 2014 primarily driven by the timing of our technology transformation spend, (ii) a $22.6 million decrease in accrued salaries and wages driven by a bonus payment and (iii) a $3.1 million increase in prepaid income taxes. See “—Transformation Plan” for a discussion of our technology transformation. These factors were partially offset by: (i) a $20.1 million decrease in inventory, (ii) a $16.2 million increase in the derivative payable, (iii) as a result of seasonality, a $2.6 million increase in deferred revenue, (iv) a $3.5 million decrease in receivable, and (v) a $1.7 million decrease in deferred income taxes in the first nine months of fiscal 2015.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the nine months ended:

	October 3, 2015	September 27, 2014
	(in millions)
Net cash provided by operating activities	$52.9	$221.3
Net cash used in investing activities	$(32.8)	$(47.4)
Net cash used in financing activities	$(104.9)	$(17.8)

Operating Activities

First Nine Months of Fiscal 2015

Cash flows provided by operating activities of $52.9 million for the first nine months of fiscal 2015 reflected a decrease of $168.4 million from $221.3 million of cash flows provided by operating activities for the first nine months of fiscal 2014. The decrease in cash provided by operating activities was primarily the result of $69.2 million of lower net income attributable to the Company in the first nine months of fiscal 2015 as compared to the prior year period and year-over-year working capital deficit decreases of $78.5 million, as described above (see “—Balance Sheet Working Capital”).

Investing Activities

First Nine Months of Fiscal 2015

Net cash used in investing activities totaled $32.8 million in the first nine months of fiscal 2015, a decrease of $14.6 million as compared to the first nine months of fiscal 2014. This decrease was primarily attributable to the lower investment in acquisitions in the first nine months of fiscal 2015 versus the prior year period. For additional information on our acquisitions, see “Item 6. Selected Financial Data” of our Annual Report on Form 10-K/A for fiscal 2014. In addition, we invested slightly more in our technology and operating infrastructure in the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014. With respect to our technology–related investment, we expect our fiscal 2015 cash investment to be approximately $85.0 million in the aggregate, a decrease from our peak annual technology investment of $115.0 million in the aggregate in fiscal 2014. We expect to end fiscal 2015 with an estimated $60.0 million annual run rate for technology-related investment. See “—Transformation Plan” for a discussion of our strategic initiatives driving our investing activities.

First Nine Months of Fiscal 2014

Net cash used in investing activities totaled $47.4 million in the first nine months of fiscal 2014, a decrease of $84.0 million as compared to the first nine months of fiscal 2013. This decrease was primarily attributable to the net purchase price of $14.2 million paid less cash acquired of $2.3 million for our controlling equity interest in our Brazilian partnership in the first nine months of fiscal 2014 and the $4.8 million of cash paid for Wello in the first nine months of fiscal 2014 as compared to the $78.4 million aggregate purchase price paid for franchise acquisitions completed in the first nine months of fiscal 2013. In addition, in the first nine months of fiscal 2014, although we invested in technology and operating infrastructure, as well as health care initiatives, we incurred lower capital expenditures due to the benefit of not having expenditures in connection with the move of our headquarters and our retail initiative as we did in the first nine months of fiscal 2013.

Financing Activities

First Nine Months of Fiscal 2015

Net cash used in financing activities totaled $104.9 million in the first nine months of fiscal 2015, primarily due to $137.1 million of debt prepayments in connection with the debt tender offers discussed below and scheduled debt repayments of $15.8 million offset by the proceeds of our revolver borrowing of $48.0 million in the first nine months of fiscal 2015. For a discussion of the debt tender offers, see “—Long-Term Debt”.

First Nine Months of Fiscal 2014

Net cash used in financing activities totaled $17.8 million in the first nine months of fiscal 2014, primarily due to payments on term loans under the WWI Credit Facility (as defined hereafter) of $18.0 million.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at October 3, 2015:

Long-Term Debt

At October 3, 2015

(in millions)

Balance
Revolving Facility due April 2, 2018	$48.0
Tranche B-1 Term Facility due April 2, 2016	144.3
Tranche B-2 Term Facility due April 2, 2020	2,047.5

Total Debt	2,239.8
Less Current Portion	213.3

Total Long-Term Debt	$2,026.5

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

On July 14, 2015, we drew down the $48.0 million available on our Revolving Facility in order to enhance our cash position and to provide additional financial flexibility. The revolver borrowing has been classified as a short-term liability in consideration of the fact that the terms of the Revolving Facility require an assessment as to whether there have been any material adverse changes with respect to the Company in connection with the Company’s monthly interest elections. Although the revolver borrowing has been classified as a short-term liability, absent any change in fact and circumstance, we have the ability to extend and not repay the Revolving Facility until its due date of April 2, 2018. At October 3, 2015, under the WWI Credit Facility, we had $2,191.8 million outstanding consisting entirely of term loans, and borrowings of $48.0 million outstanding under the Revolving Facility. In addition, at October 3, 2015, the Revolving Facility had $1.8 million in issued but undrawn letters of credit outstanding thereunder and $0.2 million in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

At October 3, 2015 and January 3, 2015, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The average interest rate on our debt, exclusive of the impact of swaps, was approximately 3.92% and 3.90% per annum at October 3, 2015 and January 3, 2015, respectively. The average interest rate on our debt, including the impact of swaps, was approximately 5.01% and 4.93% per annum at October 3, 2015 and January 3, 2015, respectively.

Borrowings under the Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event we receive a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon our Consolidated Leverage Ratio. At October 3, 2015, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on our Consolidated Leverage Ratio as of October 3, 2015, borrowings under the Revolving Facility, bore interest at LIBOR plus an applicable margin of 2.50%.

On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate, but in no event exceed 0.50% per annum, depending upon our Consolidated Leverage Ratio. At our Consolidated Leverage Ratio of 7.30:1.00 as of October 3, 2015, the commitment fee was 0.50% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

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

The following schedule sets forth our year-by-year debt obligations at October 3, 2015:

Total Debt Obligation

(Including Current Portion)

At October 3, 2015

(in millions)

Remainder of fiscal 2015	$5.3
Fiscal 2016	213.3
Fiscal 2017	21.0
Fiscal 2018	21.0
Fiscal 2019	21.0
Fiscal 2020	1,958.2

Total	$2,239.8

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes net income, changes in the fair value of derivative instruments and the effects of foreign currency translations. At October 3, 2015 and September 27, 2014, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was $(32.0) million and $(13.9) million, respectively. At October 3, 2015 and September 27, 2014, the cumulative balance of the effects of foreign currency translations, net of taxes, was $(11.0) million and $9.2 million, respectively.

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

On October 9, 2003, our Board of Directors authorized and we announced a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized and we announced adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the nine months ended October 3, 2015 and September 27, 2014, we repurchased no shares of our common stock in the open market under this program.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the Credit Agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if the Consolidated Leverage Ratio is greater than 3.25:1. As of October 3, 2015, our Consolidated Leverage Ratio was greater than 3.25:1 and we expect that it will remain above 3.25:1 for the foreseeable future.

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

As of October 3, 2015, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K/A for fiscal 2014 have not materially changed from January 3, 2015.

At the end of the third quarter of fiscal 2015, borrowings under (a) the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00% and (b) the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. For the Tranche B-2 Term Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the B-2 LIBOR Floor. In addition, at the end of the third quarter of fiscal 2015, our interest rate swap in effect had a notional amount of $1.5 billion. Accordingly, as of the end of the third quarter of fiscal 2015, based on the amount of variable rate debt including the impact of the interest rate swap and the B-2 LIBOR Floor, a hypothetical 50 basis point increase in interest rates would increase annual interest expense by approximately $1.4 million and a hypothetical 50 basis point decrease in interest rates would decrease annual interest expense by approximately $0.4 million. This increase or decrease is primarily driven by our Tranche B-1 Term Facility which had no interest rate swap associated with it and was not subject to the B-2 LIBOR Floor. This change in market risk exposure from the end of fiscal 2014 was due to lower debt balance.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the third quarter of fiscal 2015, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Tracey Mead, Derivatively on Behalf of Weight Watchers International, Inc. vs. Artal Group et. al. and Weight Watchers International, Inc.

On May 29, 2014 and June 23, 2014, the Company received shareholder litigation demand letters alleging breaches of fiduciary duties and unjust enrichment by Company officers and directors and Artal Group, S.A., to the alleged injury of the Company. The allegations in the letters relate to those contained in the ongoing federal securities litigation. In response to the letters, pursuant to Virginia law, the Board of Directors has created a special committee to review and evaluate the facts and circumstances surrounding the claims made in the demand letters. The special committee has decided to undertake its review after receiving a decision on defendants’ motion to dismiss in the federal securities litigation given the overlapping issues.

On August 11, 2015, a purported shareholder derivative lawsuit was filed in New York State Court in Westchester County. The complaint alleges that certain directors and executive officers breached their various fiduciary duties by knowingly causing the Company to repurchase shares from the Company’s controlling shareholder and from certain executive officers at artificially inflated prices in connection with a tender offer made to all shareholders. The complaint seeks an order for the defendants to disgorge all profits made from selling Company stock between March 16, 2012 and April 9, 2012, as well as an award for damages sustained by the alleged breaches of fiduciary duty. The parties sought to stay this suit pending a decision on defendants’ motion to dismiss in the federal securities litigation asserting similar allegations. The court denied the stay and rescheduled the preliminary case conference for December 17, 2015.

Other Litigation Matters

Due to the nature of the Company’s activities, it is also, at times, subject to pending and threatened legal actions, including patent and other intellectual property actions, that arise out of the ordinary course of business. In the opinion of management, the disposition of any such matters is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that the Company’s results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K/A for fiscal 2014 other than as set forth below.

Loss of key personnel or consultants or failure to effectively manage and motivate our workforce could negatively impact our sales of services and products, business, results of operations and financial condition.

We depend on senior management and other key personnel and consultants, and the loss of certain personnel or consultants could result in the loss of management continuity and institutional knowledge and negatively affect our brand image and goodwill. In October 2015, Oprah Winfrey and the Company entered into a long-term strategic partnership, which included her making a substantial equity investment in the Company, joining our Board of Directors, providing certain consulting services and granting us the right to use her name and marks. Our ability to maintain our brand image and leverage the goodwill associated with Ms. Winfrey’s name may be damaged if we were to lose her services or if the nature of our partnership changes. The loss of Ms. Winfrey’s services or partnership with us for any reason (including as a result of her death or disability), any negative market or industry perception with respect to her, or the failure by Ms. Winfrey to provide services in her discretion to promote the Company, our programs, products and services or to consult with us and participate in developing, planning, executing and enhancing our programs and related initiatives, all in accordance with our strategic partnership arrangements with her, could have a material adverse effect on our business, results of operations and financial condition.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: November 10, 2015	By:	/s/ James Chambers
James Chambers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2015	By:	/s/ Nicholas P. Hotchkin
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