Form 10-Q
period 2016-04-02
WEIGHT WATCHERS INTERNATIONAL INC
filed 2016-05-10
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

The number of shares of common stock outstanding as of April 29, 2016 was 63,834,701.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	April 2, 2016	January 2, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$127,812	$241,526
Receivables (net of allowances: April 2, 2016 - $2,179 and January 2, 2016 - $2,226)	27,688	29,281
Inventories	29,779	27,838
Prepaid income taxes	26,140	15,436
Prepaid expenses and other current assets	29,819	37,376

TOTAL CURRENT ASSETS	241,238	351,457

Property and equipment, net	55,243	58,186
Franchise rights acquired	751,575	747,326
Goodwill	163,914	159,331
Trademarks and other intangible assets, net	66,069	66,339
Other noncurrent assets	12,444	11,577

TOTAL ASSETS	$1,290,483	$1,394,216

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$69,000	$213,323
Accounts payable	68,961	38,225
Salaries and wages payable	38,656	47,042
Accrued marketing and advertising	20,865	21,554
Accrued interest	20,417	20,739
Other accrued liabilities	56,115	56,477
Derivative payable	58,363	44,170
Deferred revenue	82,513	61,597

TOTAL CURRENT LIABILITIES	414,890	503,127

Long-term debt	1,992,664	1,996,296
Deferred income taxes	156,791	156,625
Other	23,038	23,876

TOTAL LIABILITIES	2,587,383	2,679,924

Redeemable noncontrolling interest	4,643	4,450

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 118,947 shares issued at April 2, 2016 and at January 2, 2016	0	0
Treasury stock, at cost, 55,117 shares at April 2, 2016 and 55,301 shares at January 2, 2016	(3,240,865)	(3,247,406)
Retained earnings	1,979,483	1,994,513
Accumulated other comprehensive loss	(40,161)	(37,265)

TOTAL DEFICIT	(1,301,543)	(1,290,158)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,290,483	$1,394,216

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	April 2, 2016	April 4, 2015
Service revenues, net	$243,768	$249,965
Product sales and other, net	63,142	72,138

Revenues, net	306,910	322,103

Cost of services	124,672	130,313
Cost of product sales and other	32,565	34,487

Cost of revenues	157,237	164,800

Gross profit	149,673	157,303

Marketing expenses	86,514	87,283
Selling, general and administrative expenses	49,602	51,976

Operating income	13,557	18,044

Interest expense	30,025	31,104
Other (income) expense, net	(65)	575
Gain on early extinguishment of debt	0	(4,776)

Loss before income taxes	(16,403)	(8,859)

Benefit from income taxes	(5,603)	(3,375)

Net loss	(10,800)	(5,484)
Net loss attributable to the noncontrolling interest	47	51

Net loss attributable to Weight Watchers International, Inc.	$(10,753)	$(5,433)

Net loss per share, basic and diluted, attributable to Weight Watchers International, Inc.	$(0.17)	$(0.10)

Weighted average common shares outstanding used in computing basic and diluted net loss per share	63,546	56,806

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net loss	$(10,800)	$(5,484)
Other comprehensive loss:
Foreign currency translation gain (loss)	9,919	(12,521)
Income tax (expense) benefit on foreign currency translation gain (loss)	(3,838)	4,883

Foreign currency translation gain (loss), net of taxes	6,081	(7,638)

Changes in loss on derivatives	(14,272)	(15,869)
Income tax benefit on changes in loss on derivatives	5,535	6,189

Changes in loss on derivatives, net of taxes	(8,737)	(9,680)

Total other comprehensive loss	(2,656)	(17,318)

Comprehensive loss	(13,456)	(22,802)
Less: Net loss attributable to the noncontrolling interest	47	51
Less: Foreign currency translation (gain) loss, net of taxes attributable to the noncontrolling interest	(240)	448

Comprehensive (income) loss attributable to the noncontrolling interest	(193)	499

Comprehensive loss attributable to Weight Watchers International, Inc.	$(13,649)	$(22,303)

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	April 2, 2016	April 4, 2015
Operating activities:
Net loss	$(10,800)	$(5,484)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	12,869	13,933
Amortization of deferred financing costs	1,662	1,822
Impairment of intangible and long-lived assets	53	0
Share-based compensation expense	3,219	2,281
Deferred tax provision	297	3,743
Allowance for doubtful accounts	(109)	(193)
Reserve for inventory obsolescence	1,600	1,952
Foreign currency exchange rate (gain) loss	(165)	595
Gain on early extinguishment of debt	0	(5,350)
Changes in cash due to:
Receivables	201	120
Inventories	(3,059)	1,668
Prepaid expenses	(2,952)	(13,816)
Accounts payable	30,210	3,273
Accrued liabilities	(10,432)	(19,356)
Deferred revenue	19,850	10,584
Other long term assets and liabilitites	(365)	(63)
Income taxes	1,254	(3,142)

Cash provided by (used for) operating activities	43,333	(7,433)

Investing activities:
Capital expenditures	(1,060)	(1,444)
Capitalized software expenditures	(7,829)	(9,322)
Cash paid for acquisitions	0	(2,775)
Other items, net	(87)	54

Cash used for investing activities	(8,976)	(13,487)

Financing activities:
Payments on long-term debt	(149,573)	(65,139)
Payment of dividends	0	(2)

Cash used for financing activities	(149,573)	(65,141)

Effect of exchange rate changes on cash and cash equivalents	1,502	(4,142)

Net decrease in cash and cash equivalents	(113,714)	(90,203)
Cash and cash equivalents, beginning of period	241,526	301,212

Cash and cash equivalents, end of period	$127,812	$211,009

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and all of its subsidiaries. The terms “Company” and “WWI” as used throughout these notes is used to indicate Weight Watchers International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “meetings” business refers to providing access to meetings to the Company’s monthly commitment plan subscribers, “pay-as-you-go” members, Total Access subscribers and other meetings members. “Online” refers to Weight Watchers Online, Weight Watchers OnlinePlus, Personal Coaching and other digital subscription products.

As a result of the acquisition of an additional equity interest in Vigilantes do Peso Marketing Ltda. (“VPM”) in March 2014, the Company gained a direct controlling financial interest in VPM and began to consolidate this entity as of the date of acquisition and as a result of the acquisition of Knowplicity, Inc., d/b/a Wello, in April 2014, Wello became a wholly owned subsidiary of the Company and the Company began to consolidate this entity as of the date of acquisition. As further discussed in Note 5, as a result of the acquisition of Weilos, Inc. (“Weilos”), in March 2015, Weilos became a wholly owned subsidiary of the Company and the Company began to consolidate this entity as of the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

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

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2015 filed on March 2, 2016, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.	Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued updated guidance regarding leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but will be updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated guidance is effective for the Company beginning in the first quarter of fiscal 2019. The Company is currently evaluating the effect that the updated guidance will have on the consolidated financial statements and related disclosures of the Company.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In March 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify the implementation guidance on principal versus agent considerations. The amendments in this update do not change the core principle of the guidance, but are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption not permitted. The Company is currently evaluating the effect that the updated guidance will have on the consolidated financial statements and related disclosures of the Company.

In March 2016, the FASB issued updated guidance on stock compensation which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the effect that the updated guidance will have on the consolidated financial statements and related disclosures of the Company.

For a discussion of the Company’s other significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for fiscal 2015. For a discussion of accounting standards adopted in the current period, see Note 3.

3.	Accounting Standards Adopted in Current Period

In April 2015, the FASB issued updated guidance to simplify the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued updated guidance which clarifies the treatment of debt issuance costs from line-of-credit arrangements. In particular, this guidance clarifies that the Securities and Exchange Commission Staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As further reflected in Note 7, the Company adopted this guidance during the first quarter of fiscal 2016 on a retrospective basis to simplify the presentation of debt issuance costs during the first quarter of fiscal 2016. As shown in the table below, pursuant to the guidance and a change in accounting principle applied on a retrospective basis, the Company has reclassified unamortized debt issuance costs associated with Term Facilities (defined hereafter) in the Company’s previously reported Consolidated Balance Sheet in the Company’s Annual Report on Form 10-K for fiscal 2015.

In November 2015, the FASB issued updated guidance on the classification of deferred tax assets. This accounting standard requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The Company adopted this guidance during the first quarter of fiscal 2016 on a retrospective basis. As shown in the table below, pursuant to the guidance and a change in accounting principle applied on a retrospective basis, the Company has reclassified current deferred tax assets in the Company’s previously reported Consolidated Balance Sheet in the Company’s Annual Report on Form 10-K for fiscal 2015.

	January 2, 2016
	As Filed	Deferred Financing	Current Deferred Tax Asset	As Adjusted
Deferred income taxes	$7,516	$0	$(7,516)	$0
Total current assets	$358,973	$0	$(7,516)	$351,457
Deferred financing costs, net	$25,209	$(25,209)	$0	$0
Other noncurrent assets	$6,720	$255	$4,602	$11,577
Total assets	$1,422,084	$(24,954)	$(2,914)	$1,394,216
Long-term debt	$2,021,250	$(24,954)	$0	$1,996,296
Deferred income taxes	$159,539	$0	$(2,914)	$156,625
Total liabilities	$2,707,792	$(24,954)	$(2,914)	$2,679,924

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.	Winfrey Transaction

On October 18, 2015 (the “Agreement Date”), the Company entered into the following agreements with Oprah Winfrey: a Strategic Collaboration Agreement, the Winfrey Purchase Agreement (defined below), and the Winfrey Option Agreement (defined below). The transactions contemplated by these agreements are collectively referred to herein as the “Winfrey Transaction”. Details of the Strategic Collaboration Agreement, Winfrey Purchase Agreement and Winfrey Option Agreement are below. See Note 17 for related party transactions with Ms. Winfrey.

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

Winfrey Purchase Agreement

On October 19, 2015, pursuant to the Share Purchase Agreement between the Company and Ms. Winfrey (the “Winfrey Purchase Agreement”), the Company issued and sold to Ms. Winfrey an aggregate of 6,362 shares of the Company’s common stock (the “Purchased Shares”) at a price per share of $6.79 for an aggregate cash purchase price of $43,199. The Company recorded fees related to the issuance of the Purchased Shares totaling $2,315, of which $1,700 was recorded as a reduction of equity in the fourth quarter of fiscal 2015. The Purchased Shares are subject to certain demand registration rights and piggyback rights held by Ms. Winfrey under the Winfrey Purchase Agreement.

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

5.	Acquisition of Weilos

On March 11, 2015, the Company acquired for a purchase price of $6,674 Weilos, a California-based startup with an online social platform that provides a mobile health and weight loss community. Payment was in the form of common stock issued ($2,810), restricted stock issued ($114) and cash ($2,775) plus cash in reserves ($975). The total purchase price of Weilos has been allocated to goodwill ($5,588), identifiable intangibles ($1,741) and other assets ($24) offset by deferred tax liabilities ($679). Restricted shares with a fair value at the date of grant ($908) were issued to key employees, contingent upon 18 months post-combination employment, and are accounted for as stock compensation cost in the post-combination financial statements. As a result of the acquisition, Weilos became a wholly owned subsidiary of the Company and the Company began to consolidate the entity as of the date of acquisition. The acquisition resulted in goodwill related to, among other things, expected synergies in operations. The goodwill is not deductible for tax purposes.

6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the three months ended April 2, 2016, the change in the carrying value of indefinite-lived franchise rights acquired is due to the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisitions of the majority interest in VPM and of Wello in fiscal 2014 and the acquisition of Weilos in fiscal 2015. See Note 5 for further information on the Weilos acquisition. For the three months ended April 2, 2016, the change in the carrying amount of goodwill is due to the effect of exchange rate changes as follows:

	North	United	Continental
	America	Kingdom	Europe	Other	Total
Balance as of January 2, 2016	$133,408	$1,370	$7,260	$17,293	$159,331
Effect of exchange rate changes	2,503	(51)	318	1,813	4,583

Balance as of April 2, 2016	$135,911	$1,319	$7,578	$19,106	$163,914

As a result of a recent decision to adjust the scope and timing of certain business initiatives in the Brazilian market, the Company performed a quantitative impairment assessment, in a manner consistent with its annual approach to testing goodwill impairment, to assess whether the carrying value of this reporting unit exceeds its fair value. Based on the results of this interim test the Company concluded that no impairment exists. However, based on the results of this test, the fair value of the reporting unit exceeds the carrying value by less than 10%, and accordingly a change in the underlying assumptions would cause a change in the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to Brazil, for which the carrying amount is $16,900.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The carrying values of finite-lived intangible assets as of April 2, 2016 and January 2, 2016 were as follows:

	April 2, 2016		January 2, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$123,170	90,590	$119,658	$86,134
Website development costs	105,064	72,878	100,105	68,673
Trademarks	10,984	10,489	10,960	10,435
Other	8,027	7,219	7,976	7,118

Trademarks and other intangible assets	$247,245	$181,176	$238,699	$172,360

Franchise rights acquired	4,317	4,317	4,182	4,059
Total finite-lived intangible assets	$251,562	$185,493	$242,881	$176,419

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $8,420 and $9,218 for the three months ended April 2, 2016 and April 4, 2015, respectively. The franchise rights acquired related to the VPM acquisition are being amortized ratably over a 2 year period.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2016	$25,445
Fiscal 2017	$27,428
Fiscal 2018	$11,099
Fiscal 2019	$2,025
Fiscal 2020 and thereafter	$72

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	April 2, 2016			January 2, 2016
	Principal Balance	Unamortized Deferred Financing Costs	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Effective Rate (1)
Revolving Facility due April 2, 2018	$48,000	$0	3.16%	$48,000	$0	3.25%
Tranche B-1 Term Facility due April 2, 2016	0	0	3.92%	144,323	177	3.87%
Tranche B-2 Term Facility due April 2, 2020	2,037,000	23,336	4.35%	2,042,250	24,777	4.40%

Total	2,085,000	$23,336	4.29%	2,234,573	$24,954	4.34%
Less: Current Portion	69,000			213,323
Unamortized Deferred Financing Costs	23,336			24,954

Total Long-Term Debt	$1,992,664			$1,996,296

(1)	Includes amortization of deferred financing costs.

Pursuant to the retrospective adoption of FASB guidance on debt issuance costs, the Company has reclassified unamortized debt issuance costs associated with Term Facilities (defined hereafter) in the Company’s previously reported Consolidated Balance Sheet in the Company’s Annual Report on Form 10-K for fiscal 2015.

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

On April 2, 2013, the Company refinanced its credit facilities pursuant to a new Credit Agreement (as amended, supplemented or otherwise modified, the “Credit Agreement”) among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, The Bank of Nova Scotia, as revolving agent, swingline lender and an issuing bank, and the other parties thereto. The Credit Agreement provides for (a) a revolving credit facility (including swing line loans and letters of credit) in an initial aggregate principal amount of $250,000 that will mature on April 2, 2018 (the “Revolving Facility”), (b) an initial term B-1 loan credit facility in an aggregate principal amount of $300,000 that matured on April 2, 2016 (the “Tranche B-1 Term Facility”) and (c) an initial term B-2 loan credit facility in an aggregate principal amount of $2,100,000 that will mature on April 2, 2020 (the “Tranche B-2 Term Facility”, and together with the Tranche B-1 Term Facility, the “Term Facilities”; the Term Facilities and Revolving Facility collectively, the “WWI Credit Facility”). In connection with this refinancing, the Company used the proceeds from borrowings under the Term Facilities to pay off a total of $2,399,904 of outstanding loans, consisting of $128,759 of Term B Loans, $110,602 of Term C Loans, $117,612 of Term D Loans, $1,125,044 of Term E Loans, $817,887 of Term F Loans, $21,247 of loans under the Revolver A-1 and $78,753 of loans under the Revolver A-2. Following the refinancing of a total of $2,399,904 of loans, at April 2, 2013, the Company had $2,400,000 debt outstanding under the Term Facilities and $248,848 of availability under the Revolving Facility. The Company incurred fees of $44,817 during the second quarter of fiscal 2013 in connection with this refinancing. In the second quarter of fiscal 2013, the Company wrote-off fees associated with this refinancing which resulted in the Company recording a charge of $21,685 in early extinguishment of debt.

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

On April 1, 2016, the Company paid in full, with cash on hand, a principal amount of loans equal to $144,323, which constituted the entire remaining principal amount of loans outstanding under the Tranche B-1 Term Facility due April 2, 2016.

At April 2, 2016, under the WWI Credit Facility, the Company had $2,037,000 outstanding consisting entirely of a term loan under the Tranche B-2 Term Facility, and borrowings of $48,000 outstanding under the Revolving Facility. In addition, at April 2, 2016, the Revolving Facility had $1,819 in issued but undrawn letters of credit outstanding thereunder and $181 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event the Company receives a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon the Company’s Consolidated Leverage Ratio. At April 1, 2016, the date of payment of the principal amount of loans outstanding thereunder and discussed above, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At April 2, 2016, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on the Company’s Consolidated Leverage Ratio as of April 2, 2016, borrowings under the Revolving Facility bore interest at LIBOR plus an applicable margin of 2.50%. On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of April 2, 2016 and January 2, 2016, the commitment fee was 0.50% per annum. For the three months ended April 2, 2016, the Company paid a

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

de minimis amount in commitment fees. For the fiscal year ended January 2, 2016, the Company paid $186 in commitment fees. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility, which totaled $12 for the three months ended April 2, 2016 and $48 for the fiscal year ended January 2, 2016.

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

At April 2, 2016 and January 2, 2016, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The weighted average interest rate (which includes amortization of deferred financing costs) on the Company’s debt, exclusive of the impact of swaps, was approximately 4.32% and 4.34% per annum based on interest rates at April 2, 2016 and January 2, 2016, respectively. The weighted average interest rate (which includes amortization of deferred financing costs) on the Company’s debt, including the impact of swaps, was approximately 5.25% and 5.45% per annum based on interest rates at April 2, 2016 and January 2, 2016, respectively.

8.	Per Share Data

Basic net loss per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted net loss per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted loss per share data:

	Three Months Ended
	April 2, 2016	April 4, 2015
Numerator:
Net loss attributable to
Weight Watchers International, Inc.	$(10,753)	$(5,433)

Denominator:
Weighted average shares of common stock outstanding	63,546	56,806
Effect of dilutive common stock equivalents	0	0

Weighted average diluted common shares outstanding	63,546	56,806

Net loss per share attributable to Weight Watchers International, Inc. basic and diluted	$(0.17)	$(0.10)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted net loss per share was 3,444 and 3,675 for the three months ended April 2, 2016 and April 4, 2015, respectively.

9.	Stock Plans

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

On May 22, 2015, the Company launched a tender offer in connection with the option exchange program which expired on June 22, 2015. Pursuant to the offer, employees tendered options to purchase 1,700 shares of common stock (representing 99.6% of the total shares of common stock underlying the options eligible for exchange) with a weighted-average exercise price of $24.68 per share. The Company cancelled and replaced those options on June 22, 2015 with options to purchase 734 shares of common stock with an exercise price of $5.25 per share, which was the closing price per share of the Company’s common stock on the New York Stock Exchange on June 22, 2015. The replacement options vest over three years, with 25% vesting on each of the first and second anniversaries of the date of grant and 50% vesting on the third anniversary of the date of grant. The option exchange resulted in an incremental stock option expense of $1,599, which was determined by comparing the fair value of the T&P Option as calculated based on a Monte Carlo simulation, to the fair value of the replacement options, as calculated using the Black-Scholes option pricing model, for the eligible options at the time of exchange. This incremental expense, along with the unamortized expense associated with the cancelled options, is being recognized ratably over the new vesting period of the replacement options, which is three years. As of the end of fiscal 2015, there were no outstanding T&P Options.

10.	Income Taxes

The effective tax rates for the three months ended April 2, 2016 and April 4, 2015 were 34.2% and 38.1%, respectively. For the three months ended April 2, 2016, the primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were state income taxes and increases in valuation allowances. For the three months ended April 4, 2015, the primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were increases in valuation allowances, state income taxes and tax reserves.

11.	Legal

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

On August 11, 2015, a purported shareholder derivative lawsuit was filed in New York State Court in Westchester County. The complaint alleges that certain Company directors and executive officers breached their various fiduciary duties by knowingly causing the Company to repurchase shares from Artal and from certain executive officers at artificially inflated prices in connection with a tender offer made to all shareholders. The complaint seeks an order for the defendants to disgorge all profits made from selling Company stock between March 16, 2012 and April 9, 2012, as well as an award for damages sustained by the alleged breaches of fiduciary duty. The parties sought to stay this suit pending a decision on defendants’ motion to dismiss in the federal securities litigation asserting similar allegations. The Court denied the stay, but at the preliminary court conference on December 17, 2015, the Court granted an adjournment. The next court conference is scheduled for June 24, 2016. The Company believes that the suit is without merit and intends to defend it vigorously.

Raymond Roberts v. Weight Watchers International, Inc.

On January 7, 2016, an OnlinePlus member filed a putative class action complaint against the Company in the Supreme Court of New York, New York County, asserting class claims for breach of contract and violations of the New York General Business Law. On February 5, 2016, the Company removed the case to the United States District Court, Sothern District of New York. On March 18, 2016, the plaintiff filed an amended complaint, alleging that, as a result of the temporary glitches in the Company’s website and app in November and December 2015, the Company has: (1) breached its Subscription Agreement with its OnlinePlus members; and (2) engaged in deceptive acts and practices in violation of Section 350 of the New York General Business Law. The plaintiff is seeking unspecified actual, punitive and statutory damages, as well as his attorneys’ fees and costs incurred in connection with this action. The Company filed a motion to dismiss on May 6, 2016. The Company believes that the suit is without merit and intends to defend it vigorously.

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

As of April 2, 2016 and January 2, 2016, the Company had in effect an interest rate swap with a notional amount totaling $1,500,000.

On July 26, 2013, in order to hedge an additional portion of its variable rate debt, the Company entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap was $1,500,000. During the term of this swap, the notional amount will decrease from $1,500,000 effective March 31, 2014 to $1,250,000 on April 3, 2017 with a further reduction to $1,000,000 on April 1, 2019. This interest rate swap effectively fixes the variable interest rate on the notional amount of this swap at 2.38%. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive loss.

As of April 2, 2016 and January 2, 2016, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $31,872 ($52,246 before taxes) and $23,135 ($38,053 before taxes), respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The Company is hedging forecasted transactions for periods not exceeding the next six years. The Company expects approximately $10,984 ($18,006 before taxes) of derivative losses included in accumulated other comprehensive loss at April 2, 2016, based on current market rates, will be reclassified into earnings within the next 12 months.

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

The fair value of the Company’s Term Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of April 2, 2016 and January 2, 2016, the fair value of the Company’s long-term debt was approximately $1,549,128 and $1,664,393, respectively, as compared to carrying value (net of deferring financing costs) of $2,013,664 and $2,161,619, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 12 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at April 2, 2016	$58,363	$0	$58,363	$0
Interest rate swap liability at January 2, 2016	$44,170	$0	$44,170	$0

The Company did not have any transfers into or out of Levels 1 and 2, and did not maintain any assets or liabilities classified as Level 3, during the three months ended April 2, 2016 and the fiscal year ended January 2, 2016.

14.	Accumulated Other Comprehensive Loss

With respect to the disclosure of the amounts reclassified from accumulated other comprehensive loss for the three months ended April 4, 2015 the Company has revised the amounts previously disclosed to correct those amounts by increasing the amount reclassified related to the Loss on Qualifying Hedges from $(476) to $6,185 and $(291) to $3,773 on a pre- and after-tax basis, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Three Months Ended April 2, 2016
	Loss on Qualifying Hedges	Gain on Foreign Currency Translation	Total
Beginning Balance at January 2, 2016	$(23,135)	$(14,130)	$(37,265)

Other comprehensive (loss) income before reclassifications, net of tax	(12,510)	6,081	(6,429)
Amounts reclassified from accumulated other comprehensive loss, net of tax (b)	3,773	0	3,773

Net current period other comprehensive loss including noncontrolling interest	(8,737)	6,081	(2,656)

Less: net current period other comprehensive income attributable to the noncontrolling interest	0	(240)	(240)

Ending Balance at April 2, 2016	$(31,872)	$(8,289)	$(40,161)

(a)     Amounts in parentheses indicate debits

(b)     See separate table below for details about these reclassifications

	Three Months Ended April 4, 2015
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at January 3, 2015	$(21,856)	$1,906	$(19,950)

Other comprehensive loss before reclassifications, net of tax	(13,453)	(7,638)	(21,091)
Amounts reclassified from accumulated other comprehensive loss, net of tax (b)	3,773	0	3,773

Net current period other comprehensive loss including noncontrolling interest	(9,680)	(7,638)	(17,318)

Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	448	448

Ending Balance at April 4, 2015	$(31,536)	$(5,284)	$(36,820)

(a)     Amounts in parentheses indicate debits

(b)     See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended
	April 2,	April 4,
	2016	2015
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Loss is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(6,185)	$(6,185)	Interest expense

	(6,185)	(6,185)	Loss before income taxes
	2,412	2,412	Benefit from income taxes

	$(3,773)	$(3,773)	Net loss

    (a)    Amounts in parentheses indicate debits to profit/loss

15.	Segment Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable segments is as follows:

	Total Revenue
	Three Months Ended
	April 2, 2016	April 4, 2015
North America	$208,844	$205,556
United Kingdom	28,911	34,370
Continental Europe	55,707	66,743
Other	13,448	15,434

Total revenue	$306,910	$322,103

	Net Loss
	Three Months Ended

	April 2, 2016	April 4, 2015
Segment operating income:
North America	$25,523	$18,020
United Kingdom	409	6,181
Continental Europe	1,207	10,057
Other	759	1,498

Total segment operating income	27,898	35,756
General corporate expenses	(14,341)	(17,712)
Interest expense	30,025	31,104
Other (income) expense, net	(65)	575
Gain on early extinguishment of debt	0	(4,776)
Benefit from taxes	(5,603)	(3,375)

Net loss	(10,800)	(5,484)
Net loss attributable to noncontrolling interest	47	51

Net loss attributable to Weight Watchers International, Inc.	$(10,753)	$(5,433)

	Depreciation and Amortization
	Three Months Ended
	April 2, 2016	April 4, 2015
North America	$10,885	$11,476
United Kingdom	219	187
Continental Europe	457	485
Other	296	384

Total segment depreciation and amortization	11,857	12,532
General corporate depreciation and amortization	2,674	3,223

Depreciation and amortization	$14,531	$15,755

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.	Restructuring Charges

As previously disclosed, the Company established a new cost savings initiative and, as part of this cost savings initiative, in fiscal 2015, the Company undertook a plan of reduction in force which resulted in the elimination of certain positions and termination of employment for certain employees worldwide. In connection with this plan, the Company recorded restructuring charges in connection with employee termination benefit costs of $5,761 ($3,514 after tax) during the three months ended April 4, 2015. For the three months ended April 4, 2015, these charges impacted cost of revenues by $2,009 and selling, general and administrative expense by $3,752. For the three months ended April 4, 2015 all restructuring charges were recorded to general corporate expense and therefore there was no impact to the segments.

As of January 2, 2016, the balance of the liability for restructuring was $1,809. For the three months ended April 2, 2016, the Company made payments of $225 and lowered provision estimates by $75. The Company expects the remaining liability of $1,509 as of April 2, 2016 to be paid in fiscal 2016.

17.	Related Party

As more fully described in Note 4, on October 18, 2015, the Company entered into the Strategic Collaboration Agreement with Ms. Winfrey, under which she will consult with the Company and participate in developing, planning, executing and enhancing the Weight Watchers program and related initiatives, and provide it with services in her discretion to promote the Company and its programs, products and services.

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $1,144 during the first quarter of fiscal 2016, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at April 2, 2016 and January 2, 2016 was $1,296 and $574, respectively.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	our ability to continue to develop new, innovative services and products and enhance our existing services and products or the failure of our services and products to continue to appeal to the market, or our ability to successfully expand into new channels of distribution or respond to consumer trends;

•	the ability to successfully implement new strategic initiatives;

•	the effectiveness of our advertising and marketing programs, including the strength of our social media presence;

•	the impact on the Weight Watchers brand of actions taken by our franchisees, licensees, suppliers and other partners;

•	the impact of our debt service obligations and restrictive debt covenants;

•	the inability to refinance our debt obligations on favorable terms or at all;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	the impact of security breaches or privacy concerns;

•	the recognition of asset impairment charges;

•	the loss of key personnel or consultants or failure to effectively manage and motivate our workforce;

•	the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;

•	the expiration or early termination by us of leases;

•	risks and uncertainties associated with our international operations, including regulatory, economic, political and social risks and foreign currency risks;

•	uncertainties related to a downturn in general economic conditions or consumer confidence;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the anticipated benefits of such businesses;

•	the seasonal nature of our business;

•	the impact of events that discourage or impede people from gathering with others or accessing resources;

•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;

•	the outcomes of litigation or regulatory actions;

•	the impact of existing and future laws and regulations;

•	our failure to maintain effective internal control over financial reporting;

•	the possibility that the interests of Artal Group S.A., or Artal Group, which together with its parents and its subsidiaries is referred to in this Quarterly Report on Form 10-Q as Artal, who effectively controls us, will conflict with other holders of our common stock; and

•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

Weight Watchers International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q unless the context indicates otherwise: “we,” “us,” “our,” the “Company” and “WWI” refer to Weight Watchers International, Inc. and all of its operations consolidated for purposes of its financial statements; “North America” refers to our North American Company-owned operations; “United Kingdom” refers to our United Kingdom Company-owned operations; “Continental Europe” refers to our Continental Europe Company-owned operations; and “Other” refers to Asia Pacific and emerging markets operations and franchise revenues and related costs. Each of North America, United Kingdom, Continental Europe and Other is also a reportable segment. Our “meetings” business refers to providing access to meetings to our monthly commitment plan subscribers, “pay-as-you-go” members, Total Access subscribers and other meetings members. “Online” refers to Weight Watchers Online, Weight Watchers OnlinePlus, Personal Coaching and other digital subscription products.

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

The following terms used in this Quarterly Report on Form 10-Q are our trademarks: Weight Watchers® and SmartPoints®.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2015 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the Consolidated Financial Statements).

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit and gross profit margin, operating income and operating income margin, net loss attributable to the Company, selling, general and administrative expenses and net loss per fully diluted share, including components thereof, are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and, with respect to the first quarter of fiscal 2015, as adjusted (on a non-GAAP basis), as applicable, to exclude the impact of charges associated with our previously disclosed 2015 plan to restructure our organization and to exclude the impact from the gain on early extinguishment of debt associated with our previously reported debt prepayment in the period. Earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”) is also presented within this Quarterly Report on Form 10-Q. See “—Liquidity and Capital Resources” for the calculation. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the expenses associated with the restructuring charges, and the gain on the early extinguishment of debt. Our management believes these non-GAAP financial measures and EBITDAS provide supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

USE OF CONSTANT CURRENCY

As exchange rates are an important factor in understanding period-to-period comparisons, we believe in certain cases the presentation of results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this Quarterly Report on Form 10-Q, we calculate constant currency by calculating current-

year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding or adjusting for the impact of foreign currency or being on a constant currency basis. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

CRITICAL ACCOUNTING POLICIES

Interim Impairment Test Assessment

On February 25, 2016, we completed our annual impairment test for both goodwill and franchise rights acquired, incorporating all of the business performance information available to us through that date. Following the end of our first quarter of fiscal 2016, we considered the events and circumstances that existed subsequent to February 25, 2016 in performing our interim analysis to determine whether a triggering event had occurred such that an interim impairment analysis of one or more of our indefinite-lived assets was necessary. Given the positive performance of the Company versus our projections used at the time we completed our annual impairment test, we concluded that there has been no triggering event requiring an interim impairment analysis aside from our Brazilian reporting unit.

As a result of a recent decision to adjust the scope and timing of certain business initiatives in the Brazilian market, the Company performed a quantitative impairment assessment, in a manner consistent with our annual approach to testing goodwill impairment, to assess whether the carrying value of this reporting unit exceeds its fair value. Based on the results of this interim test the Company concluded that no impairment exists. However, based on the results of this test, the fair value of the reporting unit exceeds the carrying value by less than 10%, and accordingly a change in the underlying assumptions would cause a change in the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to Brazil, for which the carrying amount is $16.9 million. For information on risks associated with our recognizing asset impairment charges, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal 2015.

Other Critical Accounting Policies

For a discussion of the other critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2015. Subject to the foregoing, our critical accounting policies have not changed since the end of fiscal 2015.

PERFORMANCE INDICATORS

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•	Revenues—Our “Service Revenues” consist of “Meeting Fees” and “Online Subscription Revenues”. “Meeting Fees” consist of the fees associated with our monthly commitment plans for unlimited access to meetings and other payment arrangements for access to meetings, including our “pay-as-you-go” payment arrangement and fees associated with our Total Access product. “Online Subscription Revenues” consist of the fees associated with subscriptions for our Online subscription products, including our Personal Coaching product.

•	Paid Weeks—The “Paid Weeks” metric reports paid weeks by Weight Watchers customers in Company-owned operations for a given period as follows: (i) “Meeting Paid Weeks” is the sum of total paid commitment plan weeks (including Total Access) and total “pay-as-you-go” weeks; (ii) “Online Paid Weeks” is the total paid subscription weeks for our digital subscription products (including Personal Coaching); and (iii) “Total Paid Weeks” is the sum of Meeting Paid Weeks and Online Paid Weeks, in each case for a given period.

•	Incoming Subscribers—“Subscribers” refer to meetings members and Online subscribers who participate in recurring billing programs, such as our monthly commitment plans for our meetings business. The “Incoming Subscribers” metric reports Weight Watchers subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Meeting Subscribers” is the total Weight Watchers monthly commitment plan subscribers (including Total Access); (ii) “Incoming Online Subscribers” is the total number of Weight Watchers Online, Weight Watchers OnlinePlus and Personal Coaching subscribers; and (iii) “Incoming Subscribers” is the sum of Incoming Meeting Subscribers and Incoming Online Subscribers, in each case at a given period start.

•	End of Period Subscribers—The “End of Period Subscribers” metric reports Weight Watchers subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Meeting Subscribers” is the total Weight Watchers monthly commitment plan subscribers (including Total Access); (ii) “End of Period Online Subscribers” is the total number of Weight Watchers Online, Weight Watchers OnlinePlus and Personal Coaching subscribers; and (iii) “End of Period Subscribers” is the sum of End of Period Meeting Subscribers and End of Period Online Subscribers, in each case at a given period end.

•	recruitments

•	attendance

•	Meeting Fees per Paid Week and in-meeting product sales per attendee

•	gross profit and operating expenses as a percentage of revenue

TRANSFORMATION PLAN

As previously disclosed, the Company is currently executing a multi-year transformation plan. The four strategic areas of focus of this transformation plan are as follows: improving near-term performance, including strong cost management; repositioning our brand and improving our service and product offerings; targeting new channel growth in healthcare; and building organizational capabilities. As part of our focus on strong cost management, we are committed to maintaining stringent expense disciplines. We successfully reduced our gross annualized expenses by $250 million as of the end of fiscal 2015 versus our fiscal 2012 cost base, with $150 million coming out of marketing and the balance split between cost of sales and general and administrative expenses. See Note 16 of our consolidated financial statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional details on our cost-savings initiative. The December 2015 launch of our comprehensive program innovation, Beyond the Scale, is a key component of our strategy to reposition our brand and improve our service and product offerings. This innovation expands our purpose from weight loss alone to more broadly helping people lead healthier, more active, happier lives. Management is confident this new holistic consumer program, together with our groundbreaking partnership with Ms. Winfrey, will continue to accelerate the successful repositioning of our brand. As part of our partnership, and in furtherance of this repositioning of our brand, Ms. Winfrey was featured in our 2016 winter season television advertising in certain key markets. She will also continue to be a member and may, from time to time, continue to candidly share her experiences and perspectives along the way of her weight loss journey as she has done by her participation in our Connect social media platform and her sharing her experiences in mega conference calls with members during the first quarter of fiscal 2016. The successful launch of the Beyond the Scale program has resulted in positive End of Period Subscribers up 4.8% in the first quarter of fiscal 2016 as compared to the prior year period, for the first time since 2012, which clearly demonstrates our transformation progress. A key component of the organizational capabilities upgrade is our technology transformation, whereby we are replacing legacy technology systems and architecture to enable us to deliver product and program enhancements in a more agile, cost-effective manner. To date, we achieved significant milestones in this arena. For additional details on our investments to date related to this technology transformation, see “—Liquidity and Capital Resources—Investing Activities—”. As we execute this transformation plan, management, from time to time, reviews the resulting revenues and associated costs to refine the plan in order to ensure resources are allocated efficiently and optimized. As management determines resources should be reallocated, they refine the transformation plan accordingly. For example, our investment strategy in the healthcare channel and related technology has evolved to focus on proving our internal capabilities to deliver against healthcare market needs. Management continues to believe that the Company has sufficient liquidity to execute the transformation plan and does not believe the Company is constrained by its capital structure. See “— Liquidity and Capital Resources”.

ANTICIPATED BUSINESS METRICS, TRENDS AND OTHER EVENTS

We expect that our fiscal 2016 revenues will increase to be slightly above $1.2 billion as compared to fiscal 2015, driven by higher recruitments and stable retention that will establish a strong foundation for revenue growth and increased profitability in fiscal 2016. Given the nature of our subscription-based payment model, revenue growth typically lags recruitment growth. We expect an increase in revenues despite the approximately $20.0 million negative impact of the lower number of fiscal 2016 Incoming Subscribers versus the prior year and an anticipated $14.0 million negative impact of foreign currency on fiscal 2016 revenues based on current rates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 2, 2016 COMPARED TO THE THREE MONTHS ENDED APRIL 4, 2015

The table below sets forth selected financial information for the first quarter of fiscal 2016 from our consolidated statements of operations for the three months ended April 2, 2016 versus selected financial information for the first quarter of fiscal 2015 from our consolidated statements of operations for the three months ended April 4, 2015:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Three Months Ended
	April 2, 2016	April 4, 2015	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$306.9	$322.1	$(15.2)	(4.7%)	(3.0%)

Cost of revenues	157.2	164.8	(7.6)	(4.6%)	(2.8%)

Gross profit	149.7	157.3	(7.6)	(4.9%)	(3.3%)
Gross Margin %	48.8%	48.8%
Marketing expenses	86.5	87.3	(0.8)	(0.9%)	1.4%

Selling, general & administrative expenses	49.6	52.0	(2.4)	(4.6%)	(3.0%)

Operating income	13.6	18.0	(4.5)	(24.9%)	(27.0%)
Operating Income Margin %	4.4%	5.6%
Interest expense	30.0	31.1	(1.1)	(3.5%)	(3.5%)
Other (income) expense, net	(0.1)	0.6	(0.6)	(100.0%)	(100.0%)
Early extinguishment of debt	—	(4.8)	4.8	(100.0%)	(100.0%)

Loss before income taxes	(16.4)	(8.9)	(7.5)	(85.2%)	(89.5%)

Benefit from income taxes	(5.6)	(3.4)	(2.2)	66.0%	69.9%

Net loss	(10.8)	(5.5)	(5.3)	(96.9%)	(100.0%)
Net loss attributable to the noncontrolling interest	0.0	0.1	(0.0)	(7.9%)	24.3%

Net loss attributable to
Weight Watchers International, Inc.	$(10.8)	$(5.4)	$(5.3)	(97.9%)	(100.0%)

Weighted average diluted shares outstanding	63.5	56.8	6.7	11.9%	11.9%

Diluted loss per share	$(0.17)	$(0.10)	$(0.07)	(76.9%)	(80.9%)

Note: Totals may not sum due to rounding.

Certain results for the first quarter of fiscal 2015 are adjusted to exclude the impact of the $5.8 million ($3.5 million after tax) of restructuring charges associated with our previously disclosed 2015 restructuring plan and the gain on early extinguishment of debt of $4.8 million ($2.9 million after tax). See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended April 4, 2015 which have been adjusted.

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin	Net Loss Attributable to Company	Net Loss Per Fully Diluted Share
First quarter of fiscal 2015	$157.3	48.8%	$18.0	5.6%	$(5.4)	$(0.10)
Adjustments to Reported Amounts (1)
2015 Restructuring charges (1)	2.0		5.8		3.5	0.06
Early extinguishment of debt (1)	—		—		(2.9)	(0.05)

Total Adjustments (1)	2.0		5.8		0.6	0.01

First quarter of fiscal 2015, as adjusted	$159.3	49.5%	$23.8	7.4%	$(4.8)	$(0.09)

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of operations for the first quarter of fiscal 2015 to exclude the impact of the $5.8 million ($3.5 million after tax) of restructuring charges associated with our previously disclosed 2015 restructuring plan and the gain on early extinguishment of debt of $4.8 million ($2.9 million after tax). See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the first quarter of fiscal 2016 declined by $15.2 million, or 4.7%, to $306.9 million versus the first quarter of fiscal 2015. Excluding the impact of foreign currency, which negatively impacted our revenues for the first quarter of fiscal 2016 by $5.4 million, revenues in the first quarter of fiscal 2016 would have declined 3.0% versus the prior year period. Despite revenue growth in North America, declines in the remaining segments, particularly Continental Europe and the UK, were more than offsetting. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first quarter of fiscal 2016 declined $7.6 million, or 4.6%, versus the prior year period. Excluding the impact of the 2015 restructuring charges, total cost of revenues in the first quarter of fiscal 2016 would have declined $5.6 million, or 3.4%, versus the prior year period. Excluding the impact of the 2015 restructuring charges, gross profit for the first quarter of fiscal 2016 would have decreased by $9.6 million, or 6.1%, from the first quarter of fiscal 2015. Excluding the impact of foreign currency, which negatively impacted our gross profit for the first quarter of fiscal 2016 by $2.5 million, gross profit in the first quarter of fiscal 2016 would have decreased 3.3% versus the prior year period. Excluding the impact of the 2015 restructuring charges, gross margin in the first quarter of fiscal 2016 would have been 48.8%, as compared to gross margin of 49.5% in the first quarter of fiscal 2015. Gross margin compression was driven primarily by declines in both Continental Europe and the UK partially offset by gross margin expansion in North America. The decline in gross margin was driven primarily by global discounting of our service offerings, the worldwide decline in the high margin licensing business partially offset by lower costs to support 24/7 Expert Chat in the United States and fixed cost leverage in North America.

Marketing

Marketing expenses for the first quarter of fiscal 2016 decreased $0.8 million, or 0.9%, versus the first quarter of fiscal 2015. Excluding the impact of foreign currency, which decreased marketing expenses for the first quarter of fiscal 2016 by $2.0 million, marketing expenses in the first quarter of fiscal 2016 would have increased 1.4% versus the prior year period. The increase in marketing expense was primarily driven by higher TV media in some of our markets driven by an early start to their Spring campaign and higher investment in Online media partially offset by lower production costs in the United States. Marketing expenses as a percentage of revenue were 28.2% in the first quarter of fiscal 2016 as compared to 27.1% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the first quarter of fiscal 2016 decreased $2.4 million, or 4.6%, versus the first quarter of fiscal 2015. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first quarter of fiscal 2016 by $0.8 million, selling, general and administrative expenses in the first quarter of fiscal 2016 would have declined 3.0% versus the prior year period. Excluding the impact of the 2015 restructuring charges, selling, general and administrative expenses for the first quarter of fiscal 2016 would have increased by 2.9%, or 4.6% on a constant currency basis, versus the prior year period. The increase in selling, general and administrative expenses in the first quarter of fiscal 2016 was driven primarily by higher incentive compensation costs. Selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2016 increased to 16.2% from 16.1% for the first quarter of fiscal 2015. Excluding the impact of the 2015 restructuring charges, selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2016 would have increased to 16.2%, or 16.1% on a constant currency basis, from 15.0% for the first quarter of fiscal 2015.

Operating Income

Operating income for the first quarter of fiscal 2016 decreased $4.5 million, or 24.9%, versus the first quarter of fiscal 2015. Excluding the impact of foreign currency, which positively impacted operating income for the first quarter of fiscal 2016 by $0.4 million, operating income in the first quarter of fiscal 2016 would have declined 27.0% versus the prior year period. This decrease in operating income was predominately the result of lower operating income in both Continental Europe and the UK partially offset by higher operating income in North America in the first quarter of fiscal 2016 as compared to the prior year period. Excluding the impact of the 2015 restructuring charges, our operating income margin in the first quarter of fiscal 2016 would have decreased to 4.4%, or 4.2% on a constant currency basis, from 7.4% in the first quarter of fiscal 2015. This decline in operating income margin was driven primarily by the increase in marketing and selling, general and administrative expenses as a percentage of revenue and to a lesser extent by the decline in gross profit margin as compared to the prior year period.

Interest Expense

Interest expense in the first quarter of fiscal 2016 decreased $1.1 million, or 3.5%, versus the first quarter of fiscal 2015. The decrease in interest expense was primarily driven by the decrease in our average debt outstanding, which decreased by $96.9 million to $2,201.3 million in the first quarter of fiscal 2016 from $2,298.1 million in the first quarter of fiscal 2015. This decrease was primarily due to the debt prepayments in March and June of fiscal 2015 partially offset by the draw down on our Revolving Facility in July of fiscal 2015. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the first quarter of fiscal 2016 and the first quarter of fiscal 2015 and excluding the impact of our interest rate swap, decreased 0.05% per annum to 4.29% per annum at the end of the first quarter of fiscal 2016 compared to 4.34% per annum at the end of the first quarter of fiscal 2015. Including the impact of our interest rate swap, our effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the first quarter of fiscal 2016 and the first quarter of fiscal 2015, decreased to 5.40% per annum at the end of the first quarter of fiscal 2016 from 5.45% per annum at the end of the first quarter of fiscal 2015. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding interest rates on our debt outstanding, the Revolving Facility and payments on our debt. For additional details on our interest rate swap see “—“Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

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

Other (Income) Expense, Net

Other (income) expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, resulted in income of $0.1 million in the first quarter of fiscal 2016 as compared to an expense of $0.6 million in the first quarter of fiscal 2015.

Tax

Our effective tax rate was 34.2% for the first quarter of fiscal 2016 as compared to 38.1% for the first quarter of fiscal 2015. The decrease was due mainly to higher losses in the first quarter of fiscal 2016 in certain of our international subsidiaries for which a full valuation allowance was recorded.

Net Loss Attributable to the Company and Loss Per Share

Net loss attributable to the Company in the first quarter of fiscal 2016 reflected a $5.3 million, or 97.9%, decline from net loss attributable to the Company in the first quarter of fiscal 2015. Excluding the impact of foreign currency, which positively impacted net loss attributable to the Company in the first quarter of fiscal 2016 by $0.2 million, net loss attributable to the Company in the first quarter of fiscal 2016 would have declined by 102.3% versus the prior year period. Excluding the impact of the 2015 restructuring charges and the gain on early extinguishment of debt from the first quarter of fiscal 2015, net loss attributable to the Company in the first quarter of fiscal 2016 would have declined 122.5%, or 127.4% on a constant currency basis, from net loss attributable to the Company in the first quarter of fiscal 2015. This decline in net loss attributable to the Company was primarily driven by the decrease in operating income in the first quarter of fiscal 2016 versus the prior year period.

Diluted net loss per share in the first quarter of fiscal 2016 was a loss of $0.17 compared to a loss of $0.10 per share in the first quarter of fiscal 2015. Excluding the impact of the 2015 restructuring charges and the gain on early extinguishment of debt from the first quarter of fiscal 2015, diluted net loss per share would have been a loss of $0.09 in the first quarter of fiscal 2015.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first quarter of fiscal 2016 and the percentage change in those metrics versus the prior year period:

(in millions unless otherwise stated)

	Q1 2016
	GAAP			Constant Currency
	Service Revenues	Product Sales & Other	Total Revenues	Service Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
								(in thousands)
North America	$174.4	$34.4	$208.8	$175.6	$34.6	$210.3	25.5	1,531.5	2,023.7
UK	20.3	8.6	28.9	21.5	9.1	30.5	4.3	263.1	305.5
CE	41.3	14.4	55.7	41.9	14.8	56.7	8.3	530.7	652.8
Other (1)	7.8	5.6	13.4	8.9	5.9	14.8	1.2	64.3	81.3

Total	$243.8	$63.2	$306.9	$247.9	$64.4	$312.3	39.3	2,389.6	3,063.3

	% Change Q1 2016 vs. Q1 2015
North America	2.6%	-3.4%	1.6%	3.4%	-2.8%	2.3%	5.9%	-5.3%	11.2%
UK	-10.2%	-26.8%	-15.9%	-5.1%	-22.7%	-11.3%	-5.8%	-5.3%	-8.5%
CE	-14.0%	-23.1%	-16.5%	-12.5%	-21.4%	-15.0%	-5.4%	-3.8%	-6.7%
Other (1)	-17.9%	-5.0%	-13.2%	-6.8%	-0.1%	-4.1%	7.4%	3.6%	19.0%
Total	-2.5%	-12.5%	-4.7%	-0.8%	-10.7%	-3.0%	2.0%	-4.8%	4.8%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

(in millions unless otherwise stated)

	Q1 2016
	Meeting Fees		Meeting Paid Weeks	Incoming Meeting Subscribers	EOP Meeting Subscribers	Online Subscription Revenues		Online Paid Weeks	Incoming Online Subscribers	EOP Online Subscribers
	GAAP	Constant Currency				GAAP	Constant Currency
				(in thousands)					(in thousands)
North America	$111.7	$112.5	11.4	645.1	868.1	$62.7	$63.2	14.1	886.4	1,155.5
UK	15.4	16.2	2.7	153.2	187.0	4.9	5.2	1.5	109.9	118.5
CE	23.4	23.9	2.9	172.4	219.7	17.8	18.1	5.4	358.3	433.1
Other (1)	5.3	6.1	0.6	27.2	35.7	2.5	2.8	0.6	37.2	45.6

Total	$155.7	$158.6	17.6	997.9	1,310.5	$88.0	$89.2	21.6	1,391.8	1,752.7

	% Change Q1 2016 vs. Q1 2015
North America	4.6%	5.4%	7.9%	-6.9%	17.4%	-0.7%	0.0%	4.2%	-4.2%	6.9%
UK	-9.2%	-4.0%	-3.5%	-3.1%	-4.6%	-13.2%	-8.3%	-12.1%	-8.2%	-13.9%
CE	-15.1%	-13.6%	-8.8%	-3.3%	-13.0%	-12.5%	-11.2%	-4.2%	-4.1%	-3.1%
Other (1)	-20.4%	-8.2%	0.6%	2.8%	19.5%	-12.1%	-3.6%	10.8%	4.4%	18.6%
Total	-1.4%	0.5%	2.7%	-5.4%	7.6%	-4.4%	-3.1%	0.8%	-4.3%	2.9%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in the first quarter of fiscal 2016 versus the prior year period was driven by the increase in Service Revenues. The increase in North America Total Paid Weeks primarily resulted from the higher recruitments in the first quarter of fiscal 2016 versus the prior year period. Despite entering the quarter with a lower number of Incoming Subscribers at the beginning of fiscal 2016 versus the beginning of fiscal 2015, higher recruitments in the quarter resulted in a shift so that the number of End of Period Subscribers at the end of the first quarter of fiscal 2016 was above that of the prior year period. Recruitments in the first quarter of fiscal 2016 were driven by the successful launch of our new Beyond the Scale program, which included the launch of SmartPoints. This new launch, coupled with the successful response to our partnership with Ms. Winfrey, are driving momentum in our North America business.

The decline in North America product sales and other in the first quarter of 2016 versus the prior year period was driven primarily by a decline in licensing revenue and Online advertising revenue partially offset by an increase in in-meeting product sales. In the first quarter of fiscal 2016, licensing revenue of $5.6 million declined $2.2 million, or 27.5%, from $7.7 million and Online advertising revenue of $0.3 million declined $2.1 million or, 88.6%, from $2.4 million in the prior year period. In-meeting product sales of $23.8 million increased by $2.2 million, or 10.1%, versus the prior year period. This increase resulted from an 18.0% attendance increase in the first quarter of fiscal 2016 as compared to the prior year period. Partially offsetting this increase was an in-meeting product sales per attendee decrease of 6.7% driven primarily by a decline in sales of activity trackers.

United Kingdom Performance

The decline in UK revenues in the first quarter of fiscal 2016 versus the prior year period was driven by the decline in Service Revenues. The decline in UK Total Paid Weeks was driven by the lower number of Incoming Subscribers at the beginning of fiscal 2016 versus the beginning of fiscal 2015 coupled with lower recruitments in the first quarter of fiscal 2016 as compared to the prior year period as this market remains highly competitive.

The decline in UK product sales and other in the first quarter of fiscal 2016 versus the prior year period was driven by both the decline in in-meeting product sales and the decline in licensing revenue. In the first quarter of fiscal 2016, in-meeting product sales of $6.0 million decreased by $2.1 million, or 26.3%, versus the prior year period. Excluding the impact of foreign currency, which negatively impacted in-meeting product sales for the first quarter of fiscal 2016 by $0.3 million, in-meeting product sales in the first quarter of fiscal 2016 would have declined 22.1% versus the prior year period. This decrease resulted primarily from a decline in product sales per attendee of 22.3%, or 17.9% on a constant currency basis, driven by the impact of the lower sales of consumable products and to a lesser extent from the attendance decline of 5.1% in the first quarter of fiscal 2016 as compared to the prior year period. Licensing revenue of $2.2 million declined $0.9 million, or 30.1% (26.3% on a constant currency basis) from $3.1 million in the prior year period.

Continental Europe Performance

The decline in Continental Europe revenues in the first quarter of fiscal 2016 versus the prior year period was driven by the decline in Service Revenues. The decrease in Continental Europe Service Revenues in the first quarter of fiscal 2016 versus the prior year period was primarily the result of a decrease in Meeting Fees and to a lesser extent by a decrease in Online Subscription Revenues. This decrease in Meeting Fees was driven by the lower number of Incoming Subscribers at the beginning of fiscal 2016 versus the beginning of fiscal 2015 coupled with lower recruitments in the first quarter of fiscal 2016 as compared to the prior year period. The decrease in Online Subscription Revenues was driven by the lower number of Incoming Online Subscribers at the start of fiscal 2016 versus the start of fiscal 2015 partially offset by an increase in recruitments in the CE Online business in the first quarter of fiscal 2016 versus the prior year period. In response to soft performance in our largest CE markets, we changed our advertising creative and approach, which had an immediate effect on improving trends in our largest CE markets.

Continental Europe product sales and other in the first quarter of fiscal 2016 was driven primarily by a decline in in-meeting product sales. In-meeting product sales of $9.0 million decreased by $3.8 million, or 29.8%, versus the first quarter of fiscal 2015. Excluding the impact of foreign currency, which negatively impacted in-meeting product sales for the first quarter of fiscal 2016 by $0.2 million, in-meeting product sales in the first quarter of fiscal 2016 would have declined 28.2% versus the prior year period. This decrease resulted in part from a decline in product sales per attendee of 18.5%, or 16.6% on a constant currency basis, driven by the impact of the lower sales of consumable products and in part from the attendance decline of 13.9% in the first quarter of fiscal 2016 as compared to the prior year period.

Other Performance

The decline in Other revenue in the first quarter of fiscal 2016 versus the prior year period was primarily driven by revenue declines in Asia Pacific. The increase in Other Total Paid Weeks was driven primarily by higher recruitments in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015 and also by the higher number of Incoming Subscribers at the beginning of fiscal 2016 versus the beginning of fiscal 2015. A change in promotional activities that negatively impacted the Service Revenues per paid week in both the Meetings and Online businesses was partially offset by the increase in Other Total Paid Weeks. The net impact of these items resulted in a decrease in Other Service Revenues in the first quarter of fiscal 2016 versus the prior year period.

The decline in Other product sales and other in the first quarter of fiscal 2016 versus the first quarter of fiscal 2015 was driven in part by a decline in Asia Pacific in-meeting product sales and licensing revenue offset by an increase in revenue from our franchisees. Revenues from our franchisees totaled $3.3 million in the first quarter of fiscal 2016, an increase of $0.8 million, or 33.5%, from the prior year period, resulting from the same drivers that we are experiencing in our North America segment. In the first quarter of fiscal 2016, in-meeting product sales of $1.0 million decreased by $0.4 million, or 28.7% (19.7% on a constant currency basis), versus the prior year period driven in part by volume declines as well as a decline in product sales per attendee in Asia Pacific of 27.0%, or 18.8% in constant currency.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global initiatives, pay down debt and opportunistically engage in selective acquisitions. See “—Transformation Plan” for a discussion of our strategic initiatives. On October 30, 2013, we announced that we suspended our quarterly cash dividend, as described below (see “—Dividends and Stock Transactions” ). We believe that cash generated by our revenue forecast for fiscal 2016 of slightly above $1.2 billion, our continued cost focus, the launch of our 2016 winter season program innovation, and our cash on hand of $127.8 million at the end of the first quarter of fiscal 2016 will provide us with sufficient liquidity to meet our obligations for the next twelve months. On April 1, 2016 we paid in full, with cash on hand, a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under the Tranche B-1 Term Facility due April 2, 2016.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

	April 2,	January 2,	Increase/
	2016	2016	(Decrease)
	(in millions)
Total current assets	$241.2	$351.5	$(110.3)
Total current liabilities	414.9	503.1	(88.2)

Working capital deficit	(173.7)	(151.6)	22.1
Cash and cash equivalents	127.8	241.5	(113.7)
Current portion of long-term debt	69.0	213.3	(144.3)

Working capital deficit, excluding change in cash and cash equivalents and current portion of long-term debt	$(232.5)	$(179.8)	$52.7

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

Including changes in cash and cash equivalents and the current portion of long-term debt, our working capital deficit increased by $22.1 million to $173.7 million at April 2, 2016 from $151.6 million at January 2, 2016. This increase in our working capital deficit was driven in large part by the principal debt maturity payment of $144.3 million (due April 2, 2016) paid in full, with cash on hand, April 1, 2016, thereby lowering cash by $113.7 million at the end of the first quarter of fiscal 2016 from year-end fiscal 2015.

Excluding the changes in cash and cash equivalents and current portion of long-term debt at both dates, the working capital deficit at April 2, 2016 increased by $52.7 million to $232.5 million from $179.8 million at January 2, 2016. The factors contributing to this increase in our working capital deficit were: (i) a $29.1 million increase in operational liabilities and other arising primarily from higher accounts payable balances versus year-end fiscal 2015 primarily driven by Winter season marketing spend, (ii) a $20.9 million increase in deferred revenue driven by a combination of seasonality and improved business performance, (iii) a $14.2 million increase in the derivative payable and (iv) a $7.6 million decline in other current assets driven primarily by the receipt of the German tax withholding receivable collected during the first quarter of fiscal 2016. These factors were partially offset by: (i) an $8.4 million decrease in accrued salaries and wages driven by the payout of the 2015 bonus, and (ii) a $10.7 million increase in prepaid income taxes in the first quarter of fiscal 2016.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the three months ended:

	April 2, 2016	April 4, 2015
	(in millions)
Net cash provided by (used for) operating activities	$43.3	$(7.4)
Net cash used for investing activities	$(9.0)	$(13.5)
Net cash used for financing activities	$(149.6)	$(65.1)

Operating Activities

First Quarter of Fiscal 2016

Cash flows provided by operating activities of $43.3 million for the first quarter of fiscal 2016 reflected an increase of $50.7 million from $7.4 million of cash flows used for operating activities in the first quarter of fiscal 2015. The increase in cash provided by operating activities was primarily the result of $55.4 million of benefit from year-over-year change in working capital in the first quarter of fiscal 2016 as compared to the prior year period.

First Quarter of Fiscal 2015

Cash flows used for operating activities of $7.4 million for the first quarter of fiscal 2015 reflected a decrease of $88.3 million from $80.9 million of cash flows provided by operating activities in the first quarter of fiscal 2014. The decrease in cash provided by operating activities was primarily the result of $27.0 million of lower net income attributable to the Company in the first quarter of fiscal 2015 as compared to the prior year period and year-over year working capital deficit decreases of $61.6 million.

Investing Activities

First Quarter of Fiscal 2016

Net cash used for investing activities totaled $9.0 million in the first quarter of fiscal 2016, a decrease of $4.5 million as compared to the first quarter of fiscal 2015. This decrease was in part attributable a $2.8 million investment in acquisitions in the first quarter of fiscal 2015 versus no investment in acquisitions in the current year period. In addition, due to the significant progress against our transformation plan in fiscal 2015, our technology and operating infrastructure required less investment in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015.

First Quarter of Fiscal 2015

Net cash used for investing activities totaled $13.5 million in the first quarter of fiscal 2015, a decrease of $4.4 million as compared to the first quarter of fiscal 2014. This decrease was primarily attributable to the lower aggregate investment in acquisitions in the first quarter of fiscal 2015 versus the prior year period. For additional information on our acquisitions, see “Item 6. Selected Financial Data” of our Annual Report on Form 10-K for fiscal 2015.

Financing Activities

First Quarter of Fiscal 2016

Net cash used for financing activities totaled $149.6 million in the first quarter of fiscal 2016, primarily due to a $144.3 million debt repayment in connection with the Tranche B-1 Term Facility and other scheduled debt repayments of $5.2 million in connection with the Tranche B-2 Term Facility in the first quarter of fiscal 2016.

First Quarter of Fiscal 2015

Net cash used for financing activities totaled $65.1 million in the first quarter of fiscal 2015, primarily due to a $59.9 million debt prepayment in connection with the debt tender offer discussed below and scheduled debt repayments of $5.2 million in the first quarter of fiscal 2015. For a discussion of the debt tender offer, see “—Long-Term Debt”.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate. On April 1, 2016, we paid in full, with cash on hand, a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under the Tranche B-1 Term Facility due April 2, 2016.

The following schedule sets forth our long-term debt obligations at April 2, 2016:

Long-Term Debt

At April 2, 2016

(Balances in millions)

Balance
Revolving Facility due April 2, 2018	$48.0
Tranche B-2 Term Facility due April 2, 2020	2,037.0

Total Debt	2,085.0
Less: Current Portion	69.0
Unamortized Deferred Financing Costs	23.3

Total Long-Term Debt	$1,992.7

Pursuant to the retrospective adoption of FASB guidance on debt issuance costs, we reclassified unamortized debt issuance costs associated with Term Facilities (defined hereafter) in our previously reported Consolidated Balance Sheet in our Annual Report on Form 10-K for fiscal 2015.

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

On April 2, 2013, we refinanced our credit facilities pursuant to a new Credit Agreement, or as amended, supplemented or otherwise modified, the Credit Agreement, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, The Bank of Nova Scotia, as revolving agent, swingline lender and an issuing bank, and the other parties thereto. The Credit Agreement provides for (a) a revolving credit facility (including swing line loans and letters of credit) in an initial aggregate principal amount of $250.0 million that will mature on April 2, 2018, or the Revolving Facility, (b) an initial term B-1 loan credit facility in an aggregate principal amount of $300.0 million that matured on April 2, 2016, or Tranche B-1 Term Facility, and (c) an initial term B-2 loan credit facility in an aggregate principal amount of $2,100.0 million that will mature on April 2, 2020, or Tranche B-2 Term Facility. We refer herein to the Tranche B-1 Term Facility together with the Tranche B-2 Term Facility as the Term Facilities, and the Term Facilities and Revolving Facility collectively as the WWI Credit Facility. In connection with this refinancing, we used the proceeds from borrowings under the Term Facilities to pay off a total of $2,399.9 million of outstanding loans, consisting of $128.8 million of Term B Loans, $110.6 million of Term C Loans, $117.6 million of Term D Loans, $1,125.0 million of Term E Loans, $817.9 million of Term F Loans, $21.2 million of loans under the Revolver A-1 and $78.8 million of loans under the Revolver A-2. Following the refinancing of a total of $2,399.9 million of loans, at April 2, 2013, we had $2,400.0 million debt outstanding under the Term Facilities and $248.8 million of availability under the Revolving Facility. We incurred fees of $44.8 million during the second quarter of fiscal 2013 in connection with this refinancing. In the second quarter of fiscal 2013, we wrote-off fees associated with this refinancing which resulted in our recording a charge of $21.7 million in early extinguishment of debt.

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

On April 1, 2016, we paid in full, with cash on hand, a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under the Tranche B-1 Term Facility due April 2, 2016.

At April 2, 2016, under the WWI Credit Facility, we had $2,037.0 million outstanding consisting entirely of a term loan under the Tranche B-2 Term Facility, and borrowings of $48.0 million outstanding under the Revolving Facility. In addition, at April 2, 2016, the Revolving Facility had $1.8 million in issued but undrawn letters of credit outstanding thereunder and $0.2 million in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

At April 2, 2016 and January 2, 2016, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The weighted average interest rate (which includes amortization of deferred financing costs) on our debt, exclusive of the impact of swaps, was approximately 4.32% and 4.34% per annum based on interest rates at April 2, 2016 and January 2, 2016, respectively. The weighted average interest rate (which includes amortization of deferred financing costs) on our debt, including the impact of swaps, was approximately 5.25% and 5.45% per annum based on interest rates at April 2, 2016 and January 2, 2016, respectively.

Borrowings under the Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event we receive a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon our Consolidated Leverage Ratio. At April 1, 2016, the date of payment of the principal amount of loans outstanding thereunder and discussed above, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At April 2, 2016, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on our Consolidated Leverage Ratio as of April 2, 2016, borrowings under the Revolving Facility bore interest at LIBOR plus an applicable margin of 2.50%. On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate, but in no event exceed 0.50% per annum, depending upon our Consolidated Leverage Ratio. At our Consolidated Leverage Ratio of 7.42:1.00 as of April 2, 2016, the commitment fee was 0.50% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

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

The following schedule sets forth our year-by-year debt obligations at April 2, 2016:

Total Debt Obligation

(Including Current Portion)

At April 2, 2016

(in millions)

Remainder of fiscal 2016	$64.0
Fiscal 2017	21.0
Fiscal 2018	21.0
Fiscal 2019	21.0
Fiscal 2020	1,958.0

Total	$2,085.0

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes net loss, changes in the fair value of derivative instruments and the effects of foreign currency translations. At April 2, 2016 and April 4, 2015, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was $(31,872) and $(31,536), respectively. At April 2, 2016 and April 4, 2015, the cumulative balance of the effects of foreign currency translations, net of taxes, was $(8,289) and $(5,284), respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the three months ended April 2, 2016 and April 4, 2015, we repurchased no shares of our common stock in the open market under this program.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the Credit Agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if our Consolidated Leverage Ratio is greater than 3.25:1. As of April 2, 2016, our Consolidated Leverage Ratio was greater than 3.25:1 and we expect that it will remain above 3.25:1 for the foreseeable future.

EBITDAS

EBITDAS, defined as earnings before interest, taxes, depreciation, amortization and stock-based compensation, in the first quarter of fiscal 2016 was $29.7 million, as compared to $38.5 million in the prior year period. The table below sets forth the calculation:

	Three Months Ended
	April 2,	April 4,
EBITDAS	2016	2015
Net Loss	$(10.8)	$(5.4)
Interest	30.0	31.1
Taxes	(5.6)	(3.4)
Depreciation and Amortization	12.9	13.9
Stock-based Compensation	3.2	2.3

	$29.7	$38.5

Reducing leverage is a clear capital structure priority for the Company. As part of our commitment to de-levering, we are targeting a year-end 2018 Net Debt/EBITDAS ratio of less than 4.5x, based on improved operating performance and cash generation. We present EBITDAS because we consider this to be a useful supplemental measure of our performance. In addition, we believe EBITDAS is useful to investors, analysts and rating agencies in measuring the ability of a company to meet its debt service obligations.

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

We use our website at www.weightwatchersinternational.com and our corporate Facebook page (www.facebook.com/weightwatchers), Twitter account (@WeightWatchers), and Instagram account (Instagram.com/weightwatchers) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission filings and public conference calls and webcasts. The contents of our website and social media channels shall not be deemed to be incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 2, 2016, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2015 have not materially changed from January 2, 2016.

On April 1, 2016, we paid in full, with cash on hand, a principal amount of loans equal to $144.3 million, which amount constituted the entire remaining principal amount of loans outstanding under our Tranche B-1 Term Facility. At the end of the first quarter of fiscal 2016, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. For the Tranche B-2 Term Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the B-2 LIBOR Floor. In addition, at the end of the first quarter of fiscal 2016, our interest rate swap in effect had a notional amount of $1.5 billion. Accordingly, as of the end of the first quarter of fiscal 2016, based on the amount of variable rate debt including the impact of the interest rate swap and the B-2 LIBOR Floor, a hypothetical 50 basis point increase in interest rates would increase annual interest expense by approximately $2.3 million and a hypothetical 50 basis point decrease in interest rates would decrease annual interest expense by approximately $0.1 million. This increase or decrease is primarily driven by our Tranche B-1 Term Facility which was paid in full during the first quarter of fiscal 2016. The change in market risk exposure from the end of fiscal 2015 was due to lower debt balance on the Tranche B-2 Term Facility.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2016, the end of the first quarter of fiscal 2016. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the first quarter of fiscal 2016, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

On August 11, 2015, a purported shareholder derivative lawsuit was filed in New York State Court in Westchester County. The complaint alleges that certain Company directors and executive officers breached their various fiduciary duties by knowingly causing the Company to repurchase shares from Artal and from certain executive officers at artificially inflated prices in connection with a tender offer made to all shareholders. The complaint seeks an order for the defendants to disgorge all profits made from selling Company stock between March 16, 2012 and April 9, 2012, as well as an award for damages sustained by the alleged breaches of fiduciary duty. The parties sought to stay this suit pending a decision on defendants’ motion to dismiss in the federal securities litigation asserting similar allegations. The Court denied the stay, but at the preliminary court conference on December 17, 2015, the Court granted an adjournment. The next court conference is scheduled for June 24, 2016. The Company believes that the suit is without merit and intends to defend it vigorously.

Raymond Roberts v. Weight Watchers International, Inc.

On January 7, 2016, an OnlinePlus member filed a putative class action complaint against the Company in the Supreme Court of New York, New York County, asserting class claims for breach of contract and violations of the New York General Business Law.

On February 5, 2016, the Company removed the case to the United States District Court, Sothern District of New York. On March 18, 2016, the plaintiff filed an amended complaint, alleging that, as a result of the temporary glitches in the Company’s website and app in November and December 2015, the Company has: (1) breached its Subscription Agreement with its OnlinePlus members; and (2) engaged in deceptive acts and practices in violation of Section 350 of the New York General Business Law. The plaintiff is seeking unspecified actual, punitive and statutory damages, as well as his attorneys’ fees and costs incurred in connection with this action. The Company filed a motion to dismiss on May 6, 2016. The Company believes that the suit is without merit and intends to defend it vigorously.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2016, the following members of our Board of Directors acquired an aggregate 277,045 shares of our common stock on the open market at multiple purchase prices ranging from $11.65 to $13.29, inclusive: Philippe J. Amouyal, Raymond Debbane, Cynthia Elkins, Jonas M. Fajgenbaum, Denis F. Kelly, Sacha Lainovic and Christopher J. Sobecki.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description
†*Exhibit 10.1	Second Addendum to the Pollier Employment Agreement, effective March 2, 2016, by and between Weight Watchers France S.A.R.L. and Corinne Pollier(-Bousquet).

*Exhibit 31.1	Rule 13a-14(a) Certification by James Chambers, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: May 10, 2016	By:	/s/ James Chambers
James Chambers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
†*Exhibit 10.1	Second Addendum to the Pollier Employment Agreement, effective March 2, 2016, by and between Weight Watchers France S.A.R.L. and Corinne Pollier(-Bousquet).

*Exhibit 31.1	Rule 13a-14(a) Certification by James Chambers, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101
*EX-101.INS *EX-101.SCH *EX-101.CAL *EX-101.DEF *EX-101.LAB *EX-101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Represents a management arrangement or compensatory plan.