Form 10-Q
period 2016-07-02
WEIGHT WATCHERS INTERNATIONAL INC
filed 2016-08-09
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

The number of shares of common stock outstanding as of July 29, 2016 was 63,862,207.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	July 2, 2016	January 2, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114,498	$241,526
Receivables (net of allowances: July 2, 2016 - $1,859 and January 2, 2016 - $2,226)	28,830	29,281
Inventories	29,010	27,838
Prepaid income taxes	22,255	15,436
Prepaid expenses and other current assets	21,613	37,376

TOTAL CURRENT ASSETS	216,206	351,457

Property and equipment, net	51,861	58,186
Franchise rights acquired	751,849	747,326
Goodwill	168,482	159,331
Trademarks and other intangible assets, net	64,067	66,339
Other noncurrent assets	13,339	11,577

TOTAL ASSETS	$1,265,804	$1,394,216

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$69,000	$213,323
Accounts payable	31,238	38,225
Salaries and wages payable	42,967	47,042
Accrued marketing and advertising	7,728	21,554
Accrued interest	20,357	20,739
Other accrued liabilities	53,545	56,477
Derivative payable	62,212	44,170
Deferred revenue	75,278	61,597

TOTAL CURRENT LIABILITIES	362,325	503,127

Long-term debt	1,988,885	1,996,296
Deferred income taxes	158,041	156,625
Other	22,912	23,876

TOTAL LIABILITIES	2,532,163	2,679,924

Redeemable noncontrolling interest	4,859	4,450

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 118,947 shares issued at July 2, 2016 and at January 2, 2016	0	0
Treasury stock, at cost, 55,093 shares at July 2, 2016 and 55,301 shares at January 2, 2016	(3,239,940)	(3,247,406)
Retained earnings	2,010,395	1,994,513
Accumulated other comprehensive loss	(41,673)	(37,265)

TOTAL DEFICIT	(1,271,218)	(1,290,158)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,265,804	$1,394,216

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Service revenues, net	$251,550	$250,377	$495,318	$500,342
Product sales and other, net	58,211	59,377	121,353	131,515

Revenues, net	309,761	309,754	616,671	631,857

Cost of services	119,758	119,954	244,430	250,267
Cost of product sales and other	28,955	30,436	61,520	64,923

Cost of revenues	148,713	150,390	305,950	315,190

Gross profit	161,048	159,364	310,721	316,667

Marketing expenses	41,199	40,328	127,714	127,611
Selling, general and administrative expenses	46,118	48,456	95,720	100,432

Operating income	73,731	70,580	87,287	88,624

Interest expense	28,609	30,460	58,634	61,564
Other expense, net	607	344	542	919
Gain on early extinguishment of debt	0	(6,700)	0	(11,476)

Income before income taxes	44,515	46,476	28,111	37,617

Provision for income taxes	14,034	18,696	8,431	15,321

Net income	30,481	27,780	19,680	22,296
Net loss attributable to the noncontrolling interest	13	97	61	148

Net income attributable to Weight Watchers International, Inc.	$30,494	$27,877	$19,741	$22,444

Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$0.48	$0.49	$0.31	$0.39

Diluted	$0.46	$0.49	$0.30	$0.39

Weighted average common shares outstanding
Basic	63,740	57,085	63,644	56,946

Diluted	65,934	57,155	65,890	57,035

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Net income	$30,481	$27,780	$19,680	$22,296
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,742	(1,467)	11,661	(13,988)
Income tax (expense) benefit on foreign currency translation gain (loss)	(680)	572	(4,518)	5,455

Foreign currency translation gain (loss), net of taxes	1,062	(895)	7,143	(8,533)

Changes in (loss) gain on derivatives	(3,849)	14,776	(18,117)	(1,093)
Income tax benefit (expense) on changes in (loss) gain on derivatives	1,501	(5,763)	7,036	426

Changes in (loss) gain on derivatives, net of taxes	(2,348)	9,013	(11,081)	(667)

Total other comprehensive (loss) gain	(1,286)	8,118	(3,938)	(9,200)

Comprehensive income	29,195	35,898	15,742	13,096
Less: Net loss attributable to the noncontrolling interest	13	97	61	148
Less: Foreign currency translation (gain) loss, net of taxes attributable to the noncontrolling interest	(228)	1	(470)	449

Comprehensive (income) loss attributable to the noncontrolling interest	(215)	98	(409)	597

Comprehensive income attributable to Weight Watchers International, Inc.	$28,980	$35,996	$15,333	$13,693

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	July 2,	July 4,
	2016	2015
Operating activities:
Net income	$19,680	$22,296
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,777	28,291
Amortization of deferred financing costs	3,146	3,563
Impairment of intangible and long-lived assets	93	1,873
Share-based compensation expense	4,947	4,625
Deferred tax provision	784	8,637
Allowance for doubtful accounts	(471)	(102)
Reserve for inventory obsolescence	2,496	5,562
Foreign currency exchange rate loss	445	957
Gain on early extinguishment of debt	0	(12,667)
Changes in cash due to:
Receivables	(155)	2,999
Inventories	(3,296)	8,145
Prepaid expenses	8,919	5,804
Accounts payable	(7,080)	(11,986)
Accrued liabilities	(22,747)	(43,179)
Deferred revenue	12,921	7,643
Other long term assets and liabilities, net	(498)	84
Income taxes	1,405	(6,251)

Cash provided by operating activities	46,366	26,294

Investing activities:
Capital expenditures	(1,693)	(3,820)
Capitalized software expenditures	(15,185)	(19,352)
Cash paid for acquisitions	(2,898)	(3,128)
Other items, net	(88)	(383)

Cash used for investing activities	(19,864)	(26,683)

Financing activities:
Payments on long-term debt	(154,823)	(147,613)
Tax benefit of restricted stock units vested and stock options exercised	945	0
Proceeds from stock options exercised	10	0
Payment of dividends	(10)	(14)

Cash used for financing activities	(153,878)	(147,627)

Effect of exchange rate changes on cash and cash equivalents	348	(3,474)

Net decrease in cash and cash equivalents	(127,028)	(151,490)
Cash and cash equivalents, beginning of period	241,526	301,212

Cash and cash equivalents, end of period	$114,498	$149,722

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In March 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify the implementation guidance on principal versus agent considerations. The amendments in this update do not change the core principle of the guidance, but are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. In April 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to provide narrow scope guidance and practical expedients contained in the new revenue standard. The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption not permitted. The Company is currently evaluating the effect that the updated guidance will have on the consolidated financial statements and related disclosures of the Company.

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

For a discussion of the Company’s other significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for fiscal 2015. For a discussion of accounting standards adopted in the current year, see Note 3.

3.	Accounting Standards Adopted in Current Year

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

On October 18, 2015 (the “Agreement Date”), the Company entered into the following agreements with Oprah Winfrey: the Strategic Collaboration Agreement, the Winfrey Purchase Agreement (defined below), and the Winfrey Option Agreement (defined below). The transactions contemplated by these agreements are collectively referred to herein as the “Winfrey Transaction”. Details of the Strategic Collaboration Agreement, Winfrey Purchase Agreement and Winfrey Option Agreement are below. See Note 17 for related party transactions with Ms. Winfrey.

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

5.	Acquisitions of Weilos and Miami Franchise

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

On June 27, 2016, the Company acquired substantially all of the assets of its franchisee for certain territories in South Florida, Weight Watchers of Greater Miami, Inc., for a purchase price of $3,250. Payment was in the form of cash of ($2,898) plus cash in reserves ($300) and assumed net liabilities of ($52). The total purchase price of the franchisee has been preliminarily allocated to franchise rights acquired ($114), goodwill ($2,945), and customer relationship value ($191). The acquisition of franchisee has been accounted for under the purchase method of accounting and, accordingly, earnings of acquired franchisee has been included in the consolidated operating results of the Company since the date of acquisition. The goodwill is expected to be deductible for tax purposes.

6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the six months ended July 2, 2016, the change in the carrying value of indefinite-lived franchise rights acquired is due to the franchisee acquisition as described in Note 5, and the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisitions of the majority interest in VPM and of Wello in fiscal 2014 and the acquisition of Weilos in fiscal 2015. See Note 5 for further information on the Weilos acquisition. For the six months ended July 2, 2016, the change in the carrying amount of goodwill is due to the franchise acquisition as described in Note 5, and the effect of exchange rate changes as follows:

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	North America	United Kingdom	Continental Europe	Other	Total
Balance as of January 2, 2016	$133,408	$1,370	$7,260	$17,293	$159,331
Goodwill acquired during the period	2,945				2,945
Effect of exchange rate changes	2,820	(139)	98	3,427	6,206

Balance as of July 2, 2016	$139,173	$1,231	$7,358	$20,720	$168,482

The Company reviews goodwill and other indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, for potential impairment on at least an annual basis or more often if events so require.

In the second quarter of 2016 the Company changed the timing to perform its annual impairment review of goodwill and other indefinite-lived intangible assets to the first day of fiscal May whereas it had previously performed the test as of the last day of the Company’s fiscal year-end. This accounting change is preferable because it provides the Company time to obtain the data from the Winter Season results which includes the first fiscal quarter, which represents approximately 40% of the full year recruitments, and incorporates this data into the current and future year performance estimates. The Company believes the resulting change in accounting principle related to changing the annual impairment testing date did not delay, accelerate, or avoid an impairment charge.

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. For all of the Company’s reporting units except for Brazil (see below), we estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operating activities less capital expenditures) attributable to that country and then applied expected future operating income growth rates for such country. We utilized operating income as the basis for measuring our potential growth because we believe it is the best indicator of the performance of our business. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which includes the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for the Company’s peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data. The cost of debt was determined by estimating the Company’s current borrowing rate.

As it relates to our impairment analysis for Brazil, we estimated future debt free cash flows in contemplation of our growth strategies for that market. In developing these projections, we considered the historical impact of similar growth strategies in other markets as well as the current market conditions in Brazil. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for the Company’s peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data including the current economic conditions in Brazil and the country specific risk thereon. A further risk premium was included to reflect the risk associated with the rate of growth projected in the analysis. The cost of debt was determined by estimating the Company’s current borrowing rate.

In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our meetings business and a relief from royalty methodology for our franchise rights related to our Online business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in the meetings and Online businesses in the country in which the acquisitions have occurred. In our hypothetical start-up approach analysis we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the meetings business in each country based on assumptions regarding revenue growth and operating income margins. We then discounted the estimated future cash flows utilizing discount rates consistent with those used in our goodwill impairment analysis as discussed above.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In performing our annual impairment analysis as of May 8, 2016, the Company determined that the carrying amounts of its goodwill reporting units and franchise rights acquired with indefinite lives units of account did not exceed their respective fair values and therefore, no impairment existed. Except for Brazil, there is significant headroom in our impairment analysis. Based on the results of this test for Brazil, the fair value of this reporting unit exceeds the carrying value by approximately 10%, and accordingly a relatively small change in the underlying assumptions would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to Brazil, for which the carrying amount is $18,045.

The carrying values of finite-lived intangible assets as of July 2, 2016 and January 2, 2016 were as follows:

	July 2, 2016		January 2, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$124,809	94,279	$119,658	$86,134
Website development costs	109,734	77,438	100,105	68,673
Trademarks	11,036	10,542	10,960	10,435
Other	8,003	7,257	7,976	7,118

Trademarks and other intangible assets	$253,583	$189,516	$238,699	$172,360

Franchise rights acquired	4,558	4,444	4,182	4,059
Total finite-lived intangible assets	$258,141	$193,960	$242,881	$176,419

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $8,603 and $17,023 for the three and six months ended July 2, 2016, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $9,810 and $19,028 for the three and six months ended July 4, 2015, respectively. The franchise rights acquired related to the VPM acquisition were amortized ratably over a 2 year period. The franchise rights acquired related to the Miami acquisition are being amortized ratably over a 3 month period.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2016	$17,628
Fiscal 2017	$29,570
Fiscal 2018	$13,502
Fiscal 2019	$3,399
Fiscal 2020 and thereafter	$82

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	July 2, 2016			January 2, 2016
	Principal Balance	Unamortized Deferred Financing Costs	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Effective Rate (1)
Revolving Facility due April 2, 2018	$48,000	$0	3.16%	$48,000	$0	3.25%
Tranche B-1 Term Facility due April 2, 2016	0	0	3.90%	144,323	177	3.87%
Tranche B-2 Term Facility due April 2, 2020	2,031,750	21,865	4.34%	2,042,250	24,777	4.40%

Total	2,079,750	$21,865	4.30%	2,234,573	$24,954	4.34%
Less: Current Portion	69,000			213,323
Unamortized Deferred Financing Costs	21,865			24,954

Total Long-Term Debt	$1,988,885			$1,996,296

(1)	Includes amortization of deferred financing costs.

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

On July 14, 2015, the Company drew down $48,000 on its Revolving Facility in order to enhance its cash position and to provide additional financial flexibility. The revolver borrowing has been classified as a short-term liability in consideration of the fact that the terms of the Revolving Facility require an assessment as to whether there have been any material adverse changes with respect to the Company in connection with the Company’s monthly interest elections. Although the revolver borrowing has been classified as a short-term liability, absent any change in fact and circumstance, the Company has the ability to extend and not repay the Revolving Facility until its due date of April 2, 2018.

On April 1, 2016, the Company paid in full, with cash on hand, a principal amount of loans equal to $144,323, which constituted the entire remaining principal amount of loans outstanding under the Tranche B-1 Term Facility due April 2, 2016.

At July 2, 2016, under the WWI Credit Facility, the Company had $2,031,750 outstanding consisting entirely of a term loan under the Tranche B-2 Term Facility, and borrowings of $48,000 outstanding under the Revolving Facility. In addition, at July 2, 2016, the Revolving Facility had $1,819 in issued but undrawn letters of credit outstanding thereunder and $181 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

On July 29, 2016, the Company paid down, with cash on hand, a principal amount of $25,000 of the $48,000 outstanding on its Revolving Facility.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event the Company receives a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon the Company’s Consolidated Leverage Ratio. At April 1, 2016, the date of payment of the principal amount of loans outstanding thereunder and discussed above, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At July 2, 2016, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on the Company’s Consolidated Leverage Ratio as of July 2, 2016, borrowings under the Revolving Facility bore interest at LIBOR plus an applicable margin of 2.50%. On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of July 2, 2016 and January 2, 2016, the commitment fee was 0.50% per annum. For the six months ended July 2, 2016, the Company paid a de minimis amount in commitment fees. For the fiscal year ended January 2, 2016, the Company paid $186 in commitment fees. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility, which totaled $12 and $24 for the three and six months ended July 2, 2016, respectively, and $48 for the fiscal year ended January 2, 2016.

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

At July 2, 2016 and January 2, 2016, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The weighted average interest rate (which includes amortization of deferred financing costs) on the Company’s debt, exclusive of the impact of swaps, was approximately 4.31% and 4.34% per annum based on interest rates at July 2, 2016 and January 2, 2016, respectively. The weighted average interest rate (which includes amortization of deferred financing costs) on the Company’s debt, including the impact of swaps, was approximately 5.25% and 5.45% per annum based on interest rates at July 2, 2016 and January 2, 2016, respectively.

8.	Earnings Per Share Data

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share data:

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Numerator:
Net income attributable to
Weight Watchers International, Inc.	$30,494	$27,877	$19,741	$22,444

Denominator:
Weighted average shares of common stock outstanding	63,740	57,085	63,644	56,946
Effect of dilutive common stock equivalents	2,194	70	2,246	89

Weighted average diluted common shares outstanding	65,934	57,155	65,890	57,035

Net income per share attributable to Weight Watchers International, Inc.
Basic	$0.48	$0.49	$0.31	$0.39

Diluted	$0.46	$0.49	$0.30	$0.39

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 1,265 and 1,911 for the three months ended July 2, 2016 and July 4, 2015, respectively, and 1,205 and 1,995 for the six months ended July 2, 2016 and July 4, 2015, respectively.

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

During the first quarter of 2016, the Company granted 1 share of stock options with a vesting period of three years, with a total fair value of $6, or a weighted average fair value of $6.41 per share.

During the second quarter of 2016, the Company granted 4 shares of stock options with a vesting period of three years, with a total fair value of $25, or a weighted average fair value of $6.58 per share. During the second quarter of 2016, the Company also granted 434 shares of restricted stock with a vesting period of three years, with a total fair value of $5,730, or a weighted average fair value of $13.20 per share. During the second quarter of 2016, the Company also granted 289 shares of restricted stock, subject to certain performance conditions, with a vesting period of three years and a fair value of $3,819, or a weighted average fair value of $13.20 per share. These grants are subject to the minimum achievement of a year-end 2018 Net Debt/EBITDAS ratio of less than 4.5x. Depending upon the level of achievement above this minimum level, the amount of shares that can vest ranges from 96, or 33.33% of outstanding shares, to 482, or 166.67% of outstanding shares. The Company is currently accruing compensation expense to what we believe is the probable outcome upon vesting.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.	Income Taxes

The effective tax rates for the three and six months ended July 2, 2016 were 31.5% and 30.0%, respectively. The effective tax rates for the three and six months ended July 4, 2015 were 40.2% and 40.7%, respectively. For both the three and six months ended July 2, 2016, the primary difference between the US federal statutory tax rate and the Company’s consolidated effective tax rate was due to the reversal of a $2.5 million valuation allowance related to tax benefits for foreign losses that are now expected to be realized. For both the three and six months ended July 4, 2015, the primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were state income taxes, increases in valuation allowances and tax reserves.

11.	Legal

In re Weight Watchers International, Inc. Securities Litigation

In March 2014, two substantially identical putative class action complaints alleging violation of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current and former officers and directors, and Artal Group S.A. (“Artal”) in the United States District Court for the Southern District of New York. The complaints were purportedly filed on behalf of all purchasers of the Company’s common stock, no par value per share, between February 14, 2012 and October 30, 2013, inclusive (the “Class Period”). The complaints alleged that, during the Class Period, the defendants disseminated materially false and misleading statements and/or concealed material adverse facts. The complaints alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs sought to recover unspecified damages on behalf of the class members. In June 2014, the Court consolidated the cases and appointed lead plaintiffs and lead counsel. On August 12, 2014, the plaintiffs filed an amended complaint that, among other things, reduced the Class Period to between February 14, 2012 and February 13, 2013 and dropped all current officers and certain directors previously named as defendants. On October 14, 2014, the defendants filed a motion to dismiss. The plaintiffs filed an opposition to the defendants’ motion to dismiss on November 24, 2014 and the defendants filed a reply in support of their motion to dismiss on December 23, 2014. On May 11, 2016, the court issued a decision granting the motion to dismiss the case. Plaintiffs did not appeal the decision and the matter is now closed.

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

On August 11, 2015, a purported shareholder derivative lawsuit was filed in New York State Court in Westchester County. The complaint alleges that certain Company directors and executive officers breached their various fiduciary duties by knowingly causing the Company to repurchase shares from Artal and from certain executive officers at artificially inflated prices in connection with a tender offer made to all shareholders. The complaint seeks an order for the defendants to disgorge all profits made from selling Company stock between March 16, 2012 and April 9, 2012, as well as an award for damages sustained by the alleged breaches of fiduciary duty. The parties sought to stay this suit pending a decision on defendants’ motion to dismiss in the federal securities litigation asserting similar allegations. The Court denied the stay, but at the preliminary court conference on December 17, 2015, the Court granted an adjournment. At the most recent court conference on July 27, 2016, the Court set a deadline of November 4, 2016 by which the Company must answer or otherwise respond to the complaint. The Company believes that the suit is without merit and intends to defend it vigorously.

Raymond Roberts v. Weight Watchers International, Inc.

On January 7, 2016, an OnlinePlus member filed a putative class action complaint against the Company in the Supreme Court of New York, New York County, asserting class claims for breach of contract and violations of the New York General Business Law. On February 5, 2016, the Company removed the case to the United States District Court, Sothern District of New York. On March 18, 2016, the plaintiff filed an amended complaint, alleging that, as a result of the temporary glitches in the Company’s website and app in November and December 2015, the Company has: (1) breached its Subscription Agreement with its OnlinePlus members; and (2) engaged in deceptive acts and practices in violation of Section 350 of the New York General Business Law. The plaintiff is seeking unspecified actual, punitive and statutory damages, as well as his attorneys’ fees and costs incurred in connection with this

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

action. The Company filed a motion to dismiss on May 6, 2016. The plaintiff filed his opposition papers on June 9, 2016 and the Company filed its reply papers on June 23, 2016. The Company believes that the suit is without merit and intends to defend it vigorously.

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

As of July 2, 2016 and January 2, 2016, the Company had in effect an interest rate swap with a notional amount totaling $1,500,000.

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

As of July 2, 2016 and January 2, 2016, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $34,216 ($56,095 before taxes) and $23,135 ($38,053 before taxes), respectively.

The Company is hedging forecasted transactions for periods not exceeding the next four years. The Company expects approximately $11,133 ($18,251 before taxes) of derivative losses included in accumulated other comprehensive loss at July 2, 2016, based on current market rates, will be reclassified into earnings within the next 12 months.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of July 2, 2016 and January 2, 2016. The fair value of the Company’s borrowings under the Revolving Facility approximated a carrying value of $48,000 due to the nature of the debt (Level 2 input).

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The fair value of the Company’s Term Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of July 2, 2016 and January 2, 2016, the fair value of the Company’s long-term debt was approximately $1,515,482 and $1,664,393, respectively, as compared to carrying value (net of deferring financing costs) of $2,009,885 and $2,161,619, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 12 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability at July 2, 2016	$62,212	$0	$62,212	$0
Interest rate swap liability at January 2, 2016	$44,170	$0	$44,170	$0

The Company did not have any transfers into or out of Levels 1 and 2, and did not maintain any assets or liabilities classified as Level 3, during the six months ended July 2, 2016 and the fiscal year ended January 2, 2016.

14.	Accumulated Other Comprehensive Loss

With respect to the disclosure of the amounts reclassified from accumulated other comprehensive loss for the three and six months ended July 4, 2015 the Company has revised the amounts previously disclosed to correct those amounts by increasing the amount reclassified related to the Loss on Qualifying Hedges from $(68) to $6,185 and $(41) to $3,773 on a pre- and after-tax basis, for the three months ended July 4, 2015, respectively, and from $(544) to $12,370 and $(332) to $7,546 on a pre- and after-tax basis, for the six months ended July 4, 2015, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Six Months Ended July 2, 2016
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at January 2, 2016	$(23,135)	$(14,130)	$(37,265)

Other comprehensive (loss) income before reclassifications, net of tax	(18,627)	7,143	(11,484)
Amounts reclassified from accumulated other comprehensive loss, net of tax (b)	7,546	0	7,546

Net current period other comprehensive loss including noncontrolling interest	(11,081)	7,143	(3,938)

Less: net current period other comprehensive income attributable to the noncontrolling interest	0	(470)	(470)

Ending Balance at July 2, 2016	$(34,216)	$(7,457)	$(41,673)

(a)     Amounts in parentheses indicate debits

(b)     See separate table below for details about these reclassifications

	Six Months Ended July 4, 2015
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at January 3, 2015	$(21,856)	$1,906	$(19,950)

Other comprehensive loss before reclassifications, net of tax	(8,213)	(8,533)	(16,746)
Amounts reclassified from accumulated other comprehensive loss, net of tax (b)	7,546	0	7,546

Net current period other comprehensive loss including noncontrolling interest	(667)	(8,533)	(9,200)

Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	449	449

Ending Balance at July 4, 2015	$(22,523)	$(6,178)	$(28,701)

(a)     Amounts in parentheses indicate debits

(b)     See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(6,185)	$(6,185)	$(12,370)	$(12,370)	Interest expense

	(6,185)	(6,185)	(12,370)	(12,370)	Income before income taxes
	2,412	2,412	4,824	4,824	Provision for income taxes

	$(3,773)	$(3,773)	$(7,546)	$(7,546)	Net income

    (a)    Amounts in parentheses indicate debits to profit/loss

15.	Segment Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Information about the Company’s reportable segments is as follows:

	Total Revenue
	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
North America	$211,545	$200,772	$420,388	$406,328
United Kingdom	27,702	32,785	56,613	67,155
Continental Europe	57,048	62,206	112,754	128,949
Other	13,466	13,991	26,916	29,425

Total revenue	$309,761	$309,754	$616,671	$631,857

	Net Income
	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Segment operating income:
North America	$56,975	$51,000	$82,499	$69,020
United Kingdom	5,506	8,268	5,915	14,449
Continental Europe	19,523	22,582	20,729	32,639
Other	2,355	2,682	3,114	4,180

Total segment operating income	84,359	84,532	112,257	120,288
General corporate expenses	(10,628)	(13,952)	(24,970)	(31,664)
Interest expense	28,609	30,460	58,634	61,564
Other expense, net	607	344	542	919
Gain on early extinguishment of debt	0	(6,700)	0	(11,476)
Provision for taxes	14,034	18,696	8,431	15,321

Net income	30,481	27,780	19,680	22,296
Net loss attributable to noncontrolling interest	13	97	61	148

Net income attributable to Weight Watchers International, Inc.	$30,494	$27,877	$19,741	$22,444

	Depreciation and Amortization
	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
North America	$10,894	$11,866	$21,779	$23,341
United Kingdom	299	195	517	382
Continental Europe	428	476	884	961
Other	170	360	469	744

Total segment depreciation and amortization	11,791	12,897	23,649	25,428
General corporate depreciation and amortization	2,601	3,202	5,274	6,426

Depreciation and amortization	$14,392	$16,099	$28,923	$31,854

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.	Restructuring Charges

As previously disclosed, the Company established a new cost savings initiative and, as part of this cost savings initiative, in fiscal 2015, the Company undertook a plan of reduction in force which resulted in the elimination of certain positions and termination of employment for certain employees worldwide. In connection with this plan, the Company recorded restructuring charges in connection with employee termination benefit costs of $232 ($142 after tax) during the three months ended July 4, 2015 and $5,993 ($3,656 after tax) during the six months ended July 4, 2015. For the three months ended July 4, 2015, these charges impacted cost of revenues by $(311) and selling, general and administrative expense by $543. For the six months ended July 4, 2015, these charges impacted cost of revenues by $1,698 and selling, general and administrative expense by $4,295. For the three and six months ended July 4, 2015 all restructuring charges were recorded to general corporate expense and therefore there was no impact to the segments.

As of January 2, 2016, the balance of the liability for restructuring was $1,809. For the six months ended July 2, 2016, the Company made payments of $1,036 and lowered provision estimates by $72. The Company expects the remaining liability of $701 as of July 2, 2016 to be paid in fiscal 2016.

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $542 and $1,685 during the three and six months ending July 2, 2016, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at July 2, 2016 and January 2, 2016 was $557 and $574, respectively.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	our ability to continue to develop new, innovative services and products and enhance our existing services and products or the failure of our services and products to continue to appeal to the market, or our ability to successfully expand into new channels of distribution or respond to consumer trends;

•	the ability to successfully implement new strategic initiatives;

•	the effectiveness of our advertising and marketing programs, including the strength of our social media presence;

•	the impact on the Weight Watchers brand of actions taken by our franchisees, licensees, suppliers and other partners;

•	the impact of our debt service obligations and restrictive debt covenants;

•	the inability to refinance our debt obligations on favorable terms or at all;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	the impact of security breaches or privacy concerns;

•	the recognition of asset impairment charges;

•	the loss of key personnel, strategic partners, or consultants or failure to effectively manage and motivate our workforce;

•	the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;

•	the expiration or early termination by us of leases;

•	risks and uncertainties associated with our international operations, including regulatory, economic, political and social risks and foreign currency risks;

•	uncertainties related to a downturn in general economic conditions or consumer confidence;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the anticipated benefits of such businesses;

•	the seasonal nature of our business;

•	the impact of events that discourage or impede people from gathering with others or accessing resources;

•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;

•	the outcomes of litigation or regulatory actions;

•	the impact of existing and future laws and regulations;

•	our failure to maintain effective internal control over financial reporting;

•	the possibility that the interests of Artal Group S.A., or Artal Group, which together with its parents and its subsidiaries is referred to in this Quarterly Report on Form 10-Q as Artal, who effectively controls us, will conflict with other holders of our common stock; and

•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Quarterly Report on Form 10-Q:

•	“fiscal 2013” refers to our fiscal year ended December 28, 2013;

•	“fiscal 2014” refers to our fiscal year ended January 3, 2015 (included a 53rd week);

•	“fiscal 2015” refers to our fiscal year ended January 2, 2016;

•	“fiscal 2016” refers to our fiscal year ended December 31, 2016;

•	“fiscal 2017” refers to our fiscal year ended December 30, 2017;

•	“fiscal 2018” refers to our fiscal year ended December 29, 2018;

•	“fiscal 2019” refers to our fiscal year ended December 28, 2019; and

•	“fiscal 2020” refers to our fiscal year ended January 2, 2021.

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit and gross profit margin, operating income and operating income margin, and selling, general and administrative expenses, including components thereof, are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and, with respect to the second quarter and first six months of fiscal 2015, as adjusted (on a non-GAAP basis), as applicable, to exclude the impact of charges associated with our previously disclosed 2015 plan to restructure our organization. Earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”) is also presented within this Quarterly Report on Form 10-Q. See “—Liquidity and Capital Resources” for the calculation. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the expenses associated with the restructuring charges. Our management believes these non-GAAP financial measures and EBITDAS provide supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

CRITICAL ACCOUNTING POLICIES

Goodwill, and Franchise Rights Acquired Annual Impairment Test

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years or, in the case of amortizable franchise rights acquired, over the remaining contractual period, which is generally less than one year.

In the second quarter of 2016 the Company changed the timing to perform its annual impairment review of goodwill and other indefinite-lived intangible assets to the first day of fiscal May whereas it had previously performed the test as of the last day of the Company’s fiscal year-end. This accounting change is preferable because it provides the Company time to obtain the data from the Winter Season results which includes the first fiscal quarter, which represents approximately 40% of the full year recruitments, and incorporates this data into the current and future year performance estimates. The Company believes the resulting change in accounting principle related to changing the annual impairment testing date did not delay, accelerate, or avoid an impairment charge.

We review goodwill and other indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, for potential impairment on at least an annual basis or more often if events so require. In performing our goodwill impairment analysis for our reporting units for fiscal 2016 and 2015, no impairment was identified as the fair value of those units exceeded their carrying value. In performing the impairment analysis for franchise rights acquired with indefinite lives for fiscal 2016 and 2015, we determined that the carrying amounts did not exceed their respective fair values and therefore, no impairment existed.

Although there is generally significant headroom in our impairment analysis (except for Brazil as discussed below), a change in the underlying assumptions would cause a change in the results of the tests and, as such, could result in an impairment of those assets, which would impact earnings. We would also be required to reduce the carrying amounts of the related assets on our balance sheet. We continue to evaluate these estimates and assumptions and believe that these assumptions are appropriate.

In performing our annual impairment analysis, we also considered the trading value of both our equity and debt. We continue to believe that these trading values do not reflect the anticipated positive impact of our transformation plan. For additional information on our transformation plan, see “—Transformation Plan”. However, if our transformation plan does not meet our expectations, or the trading values of both our equity and debt were to significantly decline from their current levels, we may have to take an impairment charge at the appropriate time, which could be material. For additional information on risks associated with our recognizing asset impairment charges, see “Item 1A. Risk Factors” on Form 10-K for fiscal 2015.

The following is a more detailed discussion of our goodwill and franchise rights acquired impairment analysis.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Canada, Brazil and other countries at July 2, 2016 were $97.8 million, $41.4 million, $19.3 million and $10.0 million, respectively.

Based on the results of our second quarter of fiscal 2016 impairment analysis, we estimated that approximately 89.1% of our reporting units had a fair value at least 50% higher than the respective reporting unit’s carrying amount. In Brazil, which holds 10.9% of the Company’s goodwill, the fair value of this reporting unit exceeded its carrying value by approximately 10%.

For all of the Company’s reporting units except for Brazil (see below), we estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operating activities less capital expenditures) attributable to that country and then applied expected future operating income growth rates for such country. We utilized operating income as the basis for measuring our potential growth because we believe it is the best indicator of the performance of our business. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which includes the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for the Company’s peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data. The cost of debt was determined by estimating the Company’s current borrowing rate.

The following are the more significant assumptions utilized in our impairment analysis for the second quarter of fiscal 2016:

July 2,
2016
Debt-Free Cumulative Annual Cash Flow Growth Rate	3.1% to 4.9%
Discount Rate	9.4%

As it relates to our impairment analysis for Brazil, we estimated future debt free cash flows in contemplation of our growth strategies for that market. In developing these projections, we considered the historical impact of similar growth strategies in other markets as well as the current market conditions in Brazil. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for the Company’s peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data including the current economic conditions in Brazil and the country specific risk thereon. A further risk premium was included to reflect the risk associated with the rate of growth projected in the analysis. The cost of debt was determined by estimating the Company’s current borrowing rate. In our fiscal 2016 annual impairment analysis, we assumed a cumulative annual growth rate for our revenues of approximately 19.0%, an average operating income margin of approximately 20.0% with a range from -6.9% to 31.0% and a discount rate of 16.8%.

Franchise Rights Acquired

In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our meetings business and a relief from royalty methodology for our franchise rights related to our Online business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in the meetings and Online businesses in the country in which the acquisitions have occurred. The values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand at July 2, 2016 were $675.6 million, $52.2 million, $12.2 million, $6.7 million, and $5.1 million, respectively.

Based on the results of our fiscal 2016 annual impairment analysis, we estimated that approximately 99.4% of our franchise rights acquired had a fair value at least 40% higher than their carrying amount.

In our hypothetical start-up approach analysis for fiscal 2016 we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we assumed debt-free cash flow growth rates based on our expected future operating income growth rates for such country. Subsequent to the year of maturity, we estimated future cash flows for the meetings business in each country based on assumptions regarding revenue growth and operating income margins. We then discounted the estimated future cash flows utilizing discount rates consistent with those used in our goodwill impairment analysis as discussed above.

In performing this analysis for fiscal 2016, for the year of maturity we assumed revenue growth of 15.1% to 63.9%, versus meetings revenues earned in that country for fiscal 2015, and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 1.9%. In the year of maturity and beyond we assumed operating income margin rates of 6.6% to 22.7%.

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

TRANSFORMATION PLAN

As previously disclosed, the Company is currently executing a multi-year transformation plan. The four strategic areas of focus of this transformation plan are as follows: improving near-term performance, including strong cost management; repositioning our brand and improving our service and product offerings; targeting new channel growth in healthcare; and building organizational capabilities. As part of our focus on strong cost management, we are committed to maintaining stringent expense disciplines. We successfully reduced our gross annualized expenses by $250 million as of the end of fiscal 2015 versus our fiscal 2012 cost base, with $150 million coming out of marketing and the balance split between cost of sales and general and administrative expenses. See Note 16 of our consolidated financial statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional details on our cost-savings initiative. The December 2015 launch of our comprehensive program innovation, Beyond the Scale, is a key component of our strategy to reposition our brand and improve our service and product offerings. This innovation expands our purpose from weight loss alone to more broadly helping people lead healthier, more active, happier lives. Management is confident this new holistic consumer program, together with our groundbreaking partnership with Ms. Winfrey, will continue to accelerate the successful repositioning of our brand. As part of our partnership, and in furtherance of this repositioning of our brand, Ms. Winfrey was featured in our 2016 winter season television advertising in certain key markets. She will also continue to be a member and may, from time to time, continue to candidly share her experiences and perspectives along the way of her weight loss journey as she has done by her participation in our Connect social media platform and her sharing her experiences in mega conference calls with members. The successful launch of the Beyond the Scale program has resulted in three consecutive quarters of member recruitment growth with End of Period Subscribers up 5.0% in the second quarter of fiscal 2016 as compared to the prior year period. End of period subscribers were positive in the first quarter of fiscal 2016, for the first time since 2012, which clearly demonstrates our transformation progress. A key component of the organizational capabilities upgrade is our technology transformation, whereby we are replacing legacy technology systems and architecture to enable us to deliver product and program enhancements in a more agile, cost-effective manner. To date, we achieved significant milestones in this arena. For additional details on our investments to date related to this technology transformation, see “—Liquidity and Capital Resources—Investing Activities—”. As we execute this transformation plan, management, from time to time, reviews the resulting revenues and associated costs to refine the plan in order to ensure resources are allocated efficiently and optimized. As management determines resources should be reallocated, they refine the transformation plan accordingly. For example, our investment strategy in the healthcare channel and related technology has evolved to focus on proving our internal capabilities to deliver against healthcare market needs. Management continues to believe that the Company has sufficient liquidity to execute the transformation plan and does not believe the Company is constrained by its capital structure. See “— Liquidity and Capital Resources”.

ANTICIPATED BUSINESS METRICS, TRENDS AND OTHER EVENTS

We expect that our fiscal 2016 revenues will be slightly below $1.2 billion, driven by higher recruitments and stable retention that will establish a strong foundation for revenue growth and increased profitability in fiscal 2016. Given the nature of our subscription-based payment model, revenue growth typically lags recruitment growth. We expect an increase in revenues despite the approximately $20.0 million negative impact of the lower number of fiscal 2016 Incoming Subscribers versus the prior year and an anticipated $15.0 million negative impact of foreign currency on fiscal 2016 revenues based on current rates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 2, 2016 COMPARED TO THE THREE MONTHS ENDED JULY 4, 2015

The table below sets forth selected financial information for the second quarter of fiscal 2016 from our consolidated statements of net income for the three months ended July 2, 2016 versus selected financial information for the second quarter of fiscal 2015 from our consolidated statements of net income for the three months ended July 4, 2015:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Three Months Ended
	July 2, 2016	July 4, 2015	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$309.8	$309.8	$0.0	0.0%	0.7%

Cost of revenues	148.7	150.4	(1.7)	(1.1%)	(0.2%)

Gross profit	161.0	159.4	1.6	1.1%	1.6%
Gross Margin %	52.0%	51.4%
Marketing expenses	41.2	40.3	0.9	2.2%	2.7%

Selling, general & administrative expenses	46.1	48.5	(2.3)	(4.8%)	(4.0%)

Operating income	73.7	70.6	3.2	4.5%	4.9%
Operating Income Margin %	23.8%	22.8%
Interest expense	28.6	30.5	(1.9)	(6.1%)	(6.1%)
Other expense, net	0.6	0.3	0.3	76.5%	76.5%
Early extinguishment of debt	—	(6.7)	6.7	(100.0%)	(100.0%)

Income before income taxes	44.5	46.5	(2.0)	(4.2%)	(3.6%)

Provision for income taxes	14.0	18.7	(4.7)	(24.9%)	(24.4%)

Net income	30.5	27.8	2.7	9.7%	10.5%
Net loss attributable to the noncontrolling interest	—	0.1	(0.1)	(86.3%)	(84.6%)

Net income attributable to
Weight Watchers International, Inc.	$30.5	$27.9	$2.6	9.4%	10.2%

Weighted average diluted shares outstanding	65.9	57.2	8.8	15.4%	15.4%

Diluted earnings per share	$0.46	$0.49	$(0.03)	(5.2%)	(4.5%)

Note: Totals may not sum due to rounding.

Certain results for the second quarter of fiscal 2015 are adjusted to exclude the impact of the $0.2 million of restructuring charges associated with our previously disclosed 2015 restructuring plan. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended July 4, 2015 which have been adjusted.

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin
Second quarter of fiscal 2015	$159.4	51.4%	$70.6	22.8%
Adjustments to Reported Amounts
2015 Restructuring charges (1)	(0.3)		0.2

Total Adjustments (1)	(0.3)		0.2

Second quarter of fiscal 2015, as adjusted (1)	$159.1	51.3%	$70.8	22.9%

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the second quarter of fiscal 2015 to exclude the impact of the $0.2 million of restructuring charges associated with our previously disclosed 2015 restructuring plan. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the second quarter of fiscal 2016 remained at $309.8 million versus the second quarter of fiscal 2015. Excluding the impact of foreign currency, which negatively impacted our revenues for the second quarter of fiscal 2016 by $2.3 million, revenues in the second quarter of fiscal 2016 would have increased 0.7% versus the prior year period. Growth in North American was almost fully offset by declines in the UK, Continental Europe and Other segments. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the second quarter of fiscal 2016 declined $1.7 million, or 1.1%, versus the prior year period. Excluding the impact of the 2015 restructuring charges, total cost of revenues in the second quarter of fiscal 2016 would have declined $2.0 million, or 1.3%, versus the prior year period. Excluding the impact of the 2015 restructuring charges, gross profit for the second quarter of fiscal 2016 would have increased by $2.0 million, or 1.3%, from the second quarter of fiscal 2015. Excluding the impact of foreign currency, which negatively impacted our gross profit for the second quarter of fiscal 2016 by $0.9 million, gross profit in the second quarter of fiscal 2016 would have increased 1.6% versus the prior year period. Excluding the impact of the 2015 restructuring charges, gross margin in the second quarter of fiscal 2016 would have been 52.0%, as compared to gross margin of 51.3% in the second quarter of fiscal 2015. Gross margin expansion was driven by expansion in North America partially offset by declines in both Continental Europe and the UK. The expansion in gross margin was driven primarily by lower costs to support 24/7 Expert Chat and operating efficiencies in the United States, fixed cost leverage in North America (and an improved product margin globally). This expansion in gross margin was partially offset by promotions of our service offerings and the worldwide decline in the high margin licensing business.

Marketing

Marketing expenses for the second quarter of fiscal 2016 increased $0.9 million, or 2.2%, versus the second quarter of fiscal 2015. Excluding the impact of foreign currency, which decreased marketing expenses for the second quarter of fiscal 2016 by $0.2 million, marketing expenses in the second quarter of fiscal 2016 would have increased 2.7% versus the prior year period. The increase in marketing expense was primarily driven by higher production and national promotion costs in the United States and higher investment in Online media. Marketing expenses as a percentage of revenue were 13.3% in the second quarter of fiscal 2016 as compared to 13.0% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the second quarter of fiscal 2016 decreased $2.3 million, or 4.8%, versus the second quarter of fiscal 2015. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the second quarter of fiscal 2016 by $0.4 million, selling, general and administrative expenses in the second quarter of fiscal 2016 would have declined 4.0% versus the prior year period. The decrease in selling, general and administrative expenses in the second quarter of fiscal 2016 was driven primarily by lower technology related expenses. Selling, general and administrative expenses as a percentage of revenue for the second quarter of fiscal 2016 decreased to 14.9% from 15.6% for the second quarter of fiscal 2015.

Operating Income

Operating income for the second quarter of fiscal 2016 increased $3.2 million, or 4.5%, versus the second quarter of fiscal 2015. Excluding the impact of foreign currency, which negatively impacted operating income for the second quarter of fiscal 2016 by $0.3 million, operating income in the second quarter of fiscal 2016 would have increased 4.9% versus the prior year period. This increase in operating income was predominately the result of higher operating income in North America offset by lower operating income in Continental Europe, the UK and Other in the second quarter of fiscal 2016 as compared to the prior year period. Excluding the impact of the 2015 restructuring charges, our operating income margin in the second quarter of fiscal 2016 would have increased to 23.8%, or 23.7% on a constant currency basis, from 22.9% in the second quarter of fiscal 2015. This increase in operating income margin was driven primarily by the increase in gross margin expansion and a reduction in marketing as a percentage of revenue partially offset by an increase in selling, general and administrative expenses as a percentage of revenue as compared to the prior year period.

Interest Expense

Interest expense in the second quarter of fiscal 2016 decreased $1.9 million, or 6.1%, versus the second quarter of fiscal 2015. The decrease in interest expense was primarily driven by the decrease in our average debt outstanding, which decreased to $2.1 billion in the second quarter of fiscal 2016 from $2.2 billion in the second quarter of fiscal 2015. This decrease was primarily due to the debt payment on April 1, 2016 and the debt prepayment in June of fiscal 2015 partially offset by the draw down on our Revolving Facility in July of fiscal 2015. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the second quarter of fiscal 2016 and the second quarter of fiscal 2015 and excluding the impact of our interest rate swap, was 4.32% per annum at the end of the second quarter of fiscal 2016 and at the end of the second quarter of fiscal 2015. Including the impact of our interest rate swap, our effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the second quarter of fiscal 2016 and the second quarter of fiscal 2015, increased to 5.51% per annum at the end of the second quarter of fiscal 2016 from 5.42% per annum at the end of the second quarter of fiscal 2015. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding interest rates on our debt outstanding, the Revolving Facility and payments on our debt. For additional details on our interest rate swap see “—“Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

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

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $0.3 million in the second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015.

Tax

Our effective tax rate was 31.5% for the second quarter of fiscal 2016 as compared to 40.2% for the second quarter of fiscal 2015. The decrease was mainly due to the reversal of a $2.5 million valuation allowance related to tax benefits for foreign losses that are now expected to be realized and to a lesser extent an increase in tax reserves and valuation allowances in 2015.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the second quarter of fiscal 2016 reflected a $2.6 million, or 9.4%, increase over the second quarter of fiscal 2015. Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the second quarter of fiscal 2016 by $0.2 million, net income attributable to the Company in the second quarter of fiscal 2016 would have increased by 10.2% versus the prior year period. Net income attributable to the Company in the second quarter of fiscal 2016 includes the reversal of a $2.5 million valuation allowance related to tax benefits for foreign losses that are now expected to be realized. Net income attributable to the Company in the second quarter of fiscal 2015 is impacted by two items that affect year-over-year comparability: (i) $0.1 million of restructuring charges associated with our previously disclosed 2015 restructuring plan and (ii) $4.1 million gain on early extinguishment of debt. This increase in net income attributable to the Company was primarily driven by lower tax expense, an increase in operating income and to a lesser extent the decline in interest expense in the second quarter of fiscal 2016 versus the prior year period.

Earnings per fully diluted share, or EPS, in the second quarter of fiscal 2016 was $0.46 compared to $0.49 per share in the second quarter of fiscal 2015. For the second quarter of fiscal 2016, EPS includes a $0.04 benefit in connection with the release of a valuation allowance related to tax benefits for foreign losses that are now expected to be realized. The higher share count, driven primarily by the October fiscal 2015 Winfrey Transaction, dilutes EPS by $0.07 in the second quarter of fiscal 2016. For the second quarter of fiscal 2015, EPS includes a $0.07 benefit in connection with the gain on early extinguishment of debt.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the second quarter of fiscal 2016 and the percentage change in those metrics versus the prior year period:

(in millions unless otherwise stated)

	Q2 2016
	GAAP			Constant Currency
	Service Revenues	Product Sales & Other	Total Revenues	Service Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
								(in thousands)
North America	$177.9	$33.6	$211.5	$178.6	$33.7	$212.3	27.0	2,023.7	1,919.6
UK	20.1	7.6	27.7	21.6	8.1	29.7	4.3	305.5	300.1
CE	44.8	12.3	57.0	44.0	12.1	56.1	8.7	652.8	642.1
Other (1)	8.8	4.7	13.5	9.2	4.8	14.0	1.2	81.3	75.1

Total	$251.6	$58.2	$309.8	$253.3	$58.7	$312.0	41.1	3,063.3	2,937.0

	% Change Q2 2016 vs. Q2 2015
North America	4.4%	10.6%	5.4%	4.8%	10.9%	5.7%	8.1%	11.2%	8.6%
UK	-12.7%	-22.0%	-15.5%	-6.5%	-16.5%	-9.4%	-7.0%	-8.5%	-5.3%
CE	-6.5%	-14.2%	-8.3%	-8.1%	-15.6%	-9.8%	-1.9%	-6.7%	-1.2%
Other (1)	-3.5%	-4.4%	-3.8%	1.0%	-2.5%	-0.2%	10.6%	18.9%	16.7%
Total	0.5%	-2.0%	0.0%	1.2%	-1.1%	0.7%	4.2%	4.8%	5.0%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

(in millions unless otherwise stated)

	Q2 2016
	Meeting Fees		Meeting Paid Weeks	Incoming Meeting Subscribers	EOP Meeting Subscribers	Online Subscription Revenues		Online Paid Weeks	Incoming Online Subscribers	EOP Online Subscribers
	GAAP	Constant Currency				GAAP	Constant Currency
				(in thousands)					(in thousands)
North America	$114.9	$115.3	12.2	868.1	843.3	$63.0	$63.2	14.7	1,155.5	1,076.3
UK	15.1	16.1	2.7	187.0	178.0	5.1	5.4	1.6	118.5	122.1
CE	24.7	24.3	3.0	219.7	208.4	20.1	19.7	5.7	433.1	433.7
Other (1)	6.0	6.3	0.6	35.7	33.0	2.8	2.9	0.6	45.6	42.1

Total	$160.6	$162.1	18.5	1,310.5	1,262.8	$90.9	$91.2	22.6	1,752.7	1,674.2

	% Change Q2 2016 vs. Q2 2015
North America	9.2%	9.6%	11.9%	17.4%	13.9%	-3.3%	-3.0%	5.2%	6.9%	4.8%
UK	-11.7%	-5.4%	-5.7%	-4.6%	-5.2%	-15.6%	-9.5%	-9.2%	-13.9%	-5.4%
CE	-9.7%	-11.1%	-6.1%	-13.0%	-8.6%	-2.2%	-4.1%	0.4%	-3.1%	2.9%
Other (1)	-5.2%	0.0%	3.5%	19.4%	16.0%	0.5%	3.2%	19.7%	18.6%	17.2%
Total	3.0%	4.0%	5.5%	7.6%	6.6%	-3.7%	-3.4%	3.1%	2.9%	3.8%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in the second quarter of fiscal 2016 versus the prior year period was driven by the increase in Service Revenues. The increase in North America Total Paid Weeks primarily resulted from the higher number of Incoming Subscribers at the beginning of the second quarter of fiscal 2016 as compared to the beginning of the second quarter of fiscal 2015 and higher recruitments in the second quarter of fiscal 2016 versus the prior year period. Recruitments in the second quarter of fiscal 2016 were driven by the successful launch of our new Beyond the Scale program, which included the launch of SmartPoints late in fiscal 2015. This new launch, coupled with the successful response to our strategic collaboration with Ms. Winfrey, are driving momentum in our North America business.

The increase in North America product sales and other in the second quarter of 2016 versus the prior year period was driven primarily by an increase of $3.6 million or 21.0% in in-meeting product sales and partially offset by a decline in Online advertising revenue of $1.3 million or, 90.9%.

United Kingdom Performance

The decline in UK revenues in the second quarter of fiscal 2016 versus the prior year period was driven by the decline in Service Revenues. The decline in UK Total Paid Weeks was driven by the lower number of Incoming Subscribers at the beginning of the second quarter of fiscal 2016 versus the beginning the second quarter of fiscal 2015 coupled with lower recruitments in the second quarter of fiscal 2016 as compared to the prior year period as this market remains highly competitive.

The decline in UK product sales and other in the second quarter of fiscal 2016 versus the prior year period was driven largely by the decline in licensing revenue of $1.5 million, or 46.4% (42.4% on a constant currency basis) and to a lesser extent the decline in in-meeting product sales of $0.9 million, or 14.2%.

Continental Europe Performance

The decline in Continental Europe revenues in the second quarter of fiscal 2016 versus the prior year period was driven by the decline in Service Revenues. The decline in Service Revenues was driven by a 1.9% decline in total paid weeks in the second quarter of fiscal 2016 versus the prior year period, but has improved from the 5.9% decline experienced in the first quarter fiscal 2016 versus the prior year period. The decrease in Continental Europe Service Revenues in the second quarter of fiscal 2016 versus the prior year period was primarily the result of a decrease in Meeting Fees and to a lesser extent by a decrease in Online Subscription Revenues. This decrease in Meeting Fees was driven by the lower number of Incoming Subscribers at the beginning of the second quarter of fiscal 2016 versus the beginning of the second quarter of fiscal 2015 coupled with lower recruitments in the second quarter of fiscal 2016 as compared to the prior year period. The decrease in Online Subscription Revenues was driven by the lower number of Incoming Online Subscribers at the beginning of the second quarter of fiscal 2016 versus the beginning of the second quarter of fiscal 2015, but benefited from higher Online recruitments in the quarter which resulted in a shift so that the number of End of Period Subscribers at the end of the second quarter of fiscal 2016 was above that of the prior year period. In response to soft performance in our largest CE markets at the beginning of fiscal 2016, we changed our advertising creative and approach, which had an immediate effect on improving trends in those markets.

Continental Europe product sales and other in the second quarter of fiscal 2016 was driven primarily by a decline in in-meeting product sales of $1.9 million, or 19.0%, versus the second quarter of fiscal 2015.

Other Performance

Other revenues declined in the second quarter of fiscal 2016 versus the prior year period. Growth in revenue from our franchisees and growth from Asia Pacific Service Revenues were more than offset by declines in other product sales and other in the second fiscal quarter of fiscal 2016 as compared to the prior year period. Total Paid Weeks in the second quarter of fiscal 2016 versus the second quarter of fiscal 2015 was driven by recruitment growth in Asia Pacific in the second quarter of fiscal 2016 versus the prior year period. Despite entering the quarter with a lower number of Incoming Subscribers at the beginning of the second quarter of fiscal 2016 versus the beginning of fiscal 2015, higher recruitments in the quarter resulted in a shift so that the number of End of Period Subscribers at the end of the second quarter of fiscal 2016 was above that of the prior year period which resulted in an increase in Other Total Paid Weeks. A change in promotional activities that negatively impacted the Service Revenues per paid week in both the Meetings and Online businesses was partially offsetting.

The decline in Other product sales and other in the second quarter of fiscal 2016 versus the second quarter of fiscal 2015 was driven by a decline in Asia Pacific publishing and magazine business of $0.3 million or 18.6% (16.1% on a constant currency basis) and in-meeting product sales of $0.3 million, or 23.1% (20.0% on a constant currency basis), partially offset by an increase in revenue from our franchisees of $0.2 million, or 9.7%.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JULY 2, 2016 COMPARED TO THE SIX MONTHS ENDED JULY 4, 2015

The table below sets forth selected financial information for the first six months of fiscal 2016 from our consolidated statements of net income for the six months ended July 2, 2016 versus selected financial information for the first six months of fiscal 2015 from our consolidated statements of net income for the six months ended July 4, 2015:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Six Months Ended
	July 2, 2016	July 4, 2015	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$616.7	$631.9	$(15.2)	(2.4%)	(1.2%)

Cost of revenues	306.0	315.2	(9.2)	(2.9%)	(1.6%)

Gross profit	310.7	316.7	(5.9)	(1.9%)	(0.8%)
Gross Margin %	50.4%	50.1%
Marketing expenses	127.7	127.6	0.1	0.1%	1.8%

Selling, general & administrative expenses	95.7	100.4	(4.7)	(4.7%)	(3.5%)

Operating income	87.3	88.6	(1.3)	(1.5%)	(1.6%)
Operating Income Margin %	14.2%	14.0%
Interest expense	58.6	61.6	(2.9)	(4.8%)	(4.8%)
Other expense, net	0.5	0.9	(0.4)	(41.0%)	(41.0%)
Early extinguishment of debt	—	(11.5)	11.5	(100.0%)	(100.0%)

Income before income taxes	28.1	37.6	(9.5)	(25.3%)	(25.5%)

Provision for income taxes	8.4	15.3	(6.9)	(45.0%)	(45.1%)

Net income	19.7	22.3	(2.6)	(11.7%)	(12.0%)
Net loss attributable to the noncontrolling interest	0.1	0.1	(0.1)	(58.9%)	(46.5%)

Net income attributable to
Weight Watchers International, Inc.	$19.7	$22.4	$(2.7)	(12.0%)	(12.2%)

Weighted average diluted shares outstanding	65.9	57.0	8.9	15.5%	15.5%

Diluted earnings per share	$0.30	$0.39	$(0.09)	(23.9%)	(24.0%)

Note: Totals may not sum due to rounding

Certain results for the first six months of fiscal 2015 are adjusted to exclude the impact of the $6.0 million of restructuring charges associated with our previously disclosed 2015 restructuring plan. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the six months ended July 4, 2015 which have been adjusted.

(in millions, except per share amounts)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin
First six months of fiscal 2015	$316.7	50.1%	$88.6	14.0%
Adjustments to Reported Amounts (1) 2015 Restructuring charges (1)	1.7		6.0

Total Adjustments (1)	1.7		6.0

First six months of fiscal 2015, as adjusted(1)	$318.4	50.4%	$94.6	15.0%

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first six months of fiscal 2015 to exclude the impact of the $6.0 million of restructuring charges associated with our previously disclosed 2015 restructuring plan. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the first six months of fiscal 2016 declined by $15.2 million, or 2.4%, to $616.7 million versus the first six months of fiscal 2015. Excluding the impact of foreign currency, which negatively impacted our revenues for the first six months of fiscal 2016 by $7.7 million, revenues in the first six months of fiscal 2016 would have declined 1.2% versus the prior year period. Despite revenue growth in North America, declines in the remaining segments, particularly Continental Europe and the UK, were more than offsetting. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first six months of fiscal 2016 declined $9.2 million, or 2.9%, versus the prior year period. Excluding the impact of the 2015 restructuring charges, total cost of revenues in the first six months of fiscal 2016 would have declined $7.5 million, or 2.4%, versus the prior year period. Excluding the impact of the 2015 restructuring charges, gross profit for the first six months of fiscal 2016 would have decreased by $7.6 million, or 2.4%, from the first six months of fiscal 2015. Excluding the impact of foreign currency, which negatively impacted our gross profit for the first six months of fiscal 2016 by $3.4 million, gross profit in the first six months of fiscal 2016 would have decreased 0.8% versus the prior year period. Excluding the impact of the 2015 restructuring charges, gross margin in the first six months of fiscal 2016 and the first six months of fiscal 2015 would have been 50.4%. Gross margin compression was driven primarily by declines in both Continental Europe and the UK partially offset by gross margin expansion in North America. The decline in gross margin was driven primarily by promotions of our service offerings, and the worldwide decline in the high margin licensing business partially offset by lower costs to support 24/7 Expert Chat in the United States and improved fixed cost leverage in North America.

Marketing

Marketing expenses for the first six months of fiscal 2016 increased $0.1 million, or 0.1%, versus the first six months of fiscal 2015. Excluding the impact of foreign currency, which decreased marketing expenses for the first six months of fiscal 2016 by $2.2 million, marketing expenses in the first six months of fiscal 2016 would have increased 1.8% versus the prior year period. The increase in marketing expense was primarily driven by higher TV media in some of our markets and higher investment in Online media partially offset by lower production costs in the United States. Marketing expenses as a percentage of revenue were 20.7% in the first six months of fiscal 2016 as compared to 20.2% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the first six months of fiscal 2016 decreased $4.7 million, or 4.7%, versus the first six months of fiscal 2015. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first six months of fiscal 2016 by $1.2 million, selling, general and administrative expenses in the first six months of fiscal 2016 would have declined 3.5% versus the prior year period. Excluding the impact of the 2015 restructuring charges, selling, general and administrative expenses for the first six months of fiscal 2016 would have decreased by $0.4 million, or 0.4%, (but increased by 0.8% on a constant currency basis), versus the prior year period. The decrease in selling, general and administrative expenses in the first six months of fiscal 2016 was driven primarily by lower technology expenses partially offset by higher incentive compensation costs. Selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal 2016 decreased to 15.5% from 15.9% for the first six months of fiscal 2015. Excluding the impact of the 2015 restructuring charges, selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal 2016 would have increased to 15.5%, from 15.2% for the first six months of fiscal 2015.

Operating Income

Operating income for the first six months of fiscal 2016 decreased $1.3 million, or 1.5%, versus the first six months of fiscal 2015. Excluding the impact of foreign currency, which positively impacted operating income for the first six months of fiscal 2016 by $0.1 million, operating income in the first six months of fiscal 2016 would have declined 1.6% versus the prior year period. This decrease in operating income was predominately the result of lower operating income in both Continental Europe and the UK partially offset by higher operating income in North America and Other in the first six months of fiscal 2016 as compared to the prior year period. Excluding the impact of the 2015 restructuring charges, our operating income margin in the first six months of fiscal 2016 would have decreased to 14.2%, or 14.0% on a constant currency basis, from 15.0% in the first six months of fiscal 2015. This decline in operating income margin was driven primarily by the increase in marketing and selling, general and administrative expenses as a percentage of revenue and to a lesser extent by the decline in gross profit margin as compared to the prior year period.

Interest Expense

Interest expense in the first six months of fiscal 2016 decreased $2.9 million, or 4.8%, versus the first six months of fiscal 2015. The decrease in interest expense was primarily driven by the decrease in our average debt outstanding, which decreased to $2.1 billion in the first six months of fiscal 2016 from $2.3 billion in the first six months of fiscal 2015. This decrease was primarily due to the debt payment in April 2016 and the debt prepayments in March and June of fiscal 2015 partially offset by the draw down on our Revolving Facility in July of fiscal 2015. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the first six months of fiscal 2016 and the first six months of fiscal 2015 and excluding the impact of our interest rate swap, decreased 0.01% per annum to 4.30% per annum at the end of the six months of fiscal 2016 compared to 4.31% per annum at the end of the six months of fiscal 2015. Including the impact of our interest rate swap, our effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the first six months of fiscal 2016 and the first six months of fiscal 2015, increased to 5.45% per annum at the end of the six months of fiscal 2016 from 5.39% per annum at the end of the six months of fiscal 2015. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding interest rates on our debt outstanding, the Revolving Facility and payments on our debt. For additional details on our interest rate swap see “—“Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

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

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, decreased by $0.4 million in the first six months of fiscal 2016 as compared to the first six months of fiscal 2015.

Tax

Our effective tax rate was 30.0% for the first six months of fiscal 2016 as compared to 40.7% for the first six months of fiscal 2015. The decrease was due mainly to the reversal of a $2.5 million valuation allowance related to tax benefits for foreign losses that are now expected to be realized and to a lesser extent an increase in tax reserves and valuation allowances in 2015.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the first six months of fiscal 2016 reflected a $2.7 million, or 12.0% decline from the first six months of fiscal 2015. Excluding the impact of foreign currency, which positively impacted net income attributable to the Company in the first six months of fiscal 2016 by $0.03 million, net income attributable to the Company in the first six months of fiscal 2016 would have declined by 12.2% versus the prior year period. Net income attributable to the Company in the first six months of fiscal 2016 includes reversal of a $2.5 million valuation allowance related to tax benefits for foreign losses that are now expected to be realized. Net income attributable to the Company in the first six months of fiscal 2015 is impacted by two items that affect year-over-year comparability: (i) $3.7 million of restructuring charges associated with our previously disclosed 2015 restructuring plan and (ii) $7.0 million of the gain on early extinguishment of debt. This increase in net income attributable to the Company was primarily driven by lower tax expense, an increase in operating income and to a lesser extent the decline in interest expense in the first six months of fiscal 2016 versus the prior year period.

EPS in the first six months of fiscal 2016 was $0.30 compared to $0.39 per share in the first six months of fiscal 2015. For the first six months of fiscal 2016, EPS includes a $0.04 benefit in connection with the release of a valuation allowance related to tax benefits for foreign losses that are now expected to be realized. The higher share count, driven primarily by the October fiscal 2015 Winfrey Transaction, dilutes EPS by $0.05 in the first six months of fiscal 2016. For the first six months of fiscal 2015, EPS includes $0.06 charge in connection with the impact of the 2015 restructuring charges and a $0.12 benefit related to the gain on early extinguishment of debt.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first six months of fiscal 2016 and the percentage change in those metrics versus the prior year period:

(in millions unless otherwise stated)
	First Half 2016
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$352.3	$68.1	$420.4	$354.2	$68.3	$422.5	52.5	1,531.5	1,919.6
UK	40.4	16.2	56.6	43.0	17.2	60.2	8.5	263.1	300.1
CE	86.0	26.7	112.8	86.0	26.9	112.8	17.0	530.7	642.1
Other (1)	16.6	10.3	26.9	18.0	10.7	28.7	2.4	64.3	75.1

Total	$495.3	$121.4	$616.7	$501.2	$123.2	$624.3	80.3	2,389.6	2,937.0

	% Change First Half 2016 vs. First Half 2015
North America	3.5%	3.1%	3.5%	4.1%	3.5%	4.0%	7.0%	-5.3%	8.6%
UK	-11.5%	-24.7%	-15.7%	-5.8%	-19.9%	-10.3%	-6.9%	-5.3%	-5.3%
CE	-10.2%	-19.3%	-12.6%	-10.3%	-18.9%	-12.5%	-3.9%	-3.8%	-1.2%
Other (1)	-10.8%	-4.7%	-8.6%	-3.0%	-1.2%	-2.3%	7.9%	3.7%	16.7%
Total	-1.0%	-7.7%	-2.4%	0.2%	-6.4%	-1.2%	2.9%	-4.8%	5.0%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

(in millions unless otherwise stated)
	First Half 2016
						Online Subscription Revenues
	Meeting Fees		Meeting	Incoming	EOP			Online	Incoming	EOP
		Constant	Paid	Meeting	Meeting		Constant	Paid	Online	Online
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$226.6	$227.8	23.7	645.1	843.3	$125.7	$126.4	28.8	886.4	1,076.3
UK	30.4	32.4	5.4	153.2	178.0	10.0	10.6	3.1	109.9	122.1
CE	48.1	48.2	5.9	172.4	208.4	37.9	37.8	11.1	358.3	433.7
Other (1)	11.2	12.4	1.3	27.2	33.0	5.3	5.6	1.1	37.2	42.1

Total	$316.4	$320.7	36.2	997.9	1,262.8	$178.9	$180.5	44.1	1,391.8	1,674.2

	% Change First Half 2016 vs. First Half 2015
North America	6.9%	7.5%	9.9%	-6.9%	13.9%	-2.0%	-1.5%	4.7%	-4.2%	4.8%
UK	-10.5%	-4.7%	-4.6%	-3.1%	-5.2%	-14.5%	-8.9%	-10.6%	-8.2%	-5.4%
CE	-12.4%	-12.3%	-7.5%	-3.2%	-8.6%	-7.3%	-7.6%	-1.9%	-4.1%	2.9%
Other (1)	-13.0%	-4.2%	2.1%	2.7%	16.0%	-5.9%	-0.3%	15.2%	4.4%	17.2%
Total	0.8%	2.2%	4.1%	-5.4%	6.6%	-4.1%	-3.3%	2.0%	-4.3%	3.8%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in the first six months of fiscal 2016 versus the prior year period was driven by the increase in Service Revenues. The increase in North America Total Paid Weeks primarily resulted from the higher recruitments in the first six months of fiscal 2016 versus the prior year period. Despite entering the first six months with a lower number of Incoming Subscribers at the beginning of fiscal 2016 versus the beginning of fiscal 2015, higher recruitments in the first six months resulted in a shift so that the number of End of Period Subscribers at the end of the first six months of fiscal 2016 was above that of the prior year period. Recruitments in the first six months of fiscal 2016 were driven by the successful launch of our new Beyond the Scale program, which included the launch of SmartPoints. This new launch, coupled with the successful response to our strategic collaboration with Ms. Winfrey, are driving momentum in our North America business.

The increase in North America product sales and other in the first six months of 2016 versus the prior year period was driven primarily by an increase in in-meeting product sales of $5.8 million, or 14.9% and partially offset by a decline in licensing revenue and Online advertising of $2.1 million, or 15.3%.

United Kingdom Performance

The decline in UK revenues in the first six months of fiscal 2016 versus the prior year period was driven by the decline in Service Revenues. The decline in UK Total Paid Weeks was driven by the lower number of Incoming Subscribers at the beginning of fiscal 2016 versus the beginning of fiscal 2015 coupled with lower recruitments in the first six months of fiscal 2016 as compared to the prior year period as this market remains highly competitive.

The decline in UK product sales and other in the first six months of fiscal 2016 versus the prior year period was driven by both the decline in in-meeting product sales of $3.0 million, or 21.0%, and the decline in licensing revenue of $2.4 million, or 38.5% (34.5% on a constant currency basis).

Continental Europe Performance

The decline in Continental Europe revenues in the first six months of fiscal 2016 versus the prior year period was driven by the decline in Service Revenues. The decrease in Continental Europe Service Revenues in the first six months of fiscal 2016 versus the prior year period was primarily the result of a decrease in Meeting Fees and to a lesser extent by a decrease in Online Subscription Revenues. This decrease in Meeting Fees was driven by the lower number of Incoming Subscribers at the beginning of fiscal 2016 versus the beginning of fiscal 2015 coupled with lower recruitments in the first six months of fiscal 2016 as compared to the prior year period. The decrease in Online Subscription Revenues was driven by the lower number of Incoming Online Subscribers at the start of fiscal 2016 versus the start of fiscal 2015 partially offset by an increase in recruitments in the CE Online business in the first six months of fiscal 2016 versus the prior year period. In response to soft performance in our largest CE markets, we changed our advertising creative and approach, which had an immediate effect on improving trends in those markets.

Continental Europe product sales and other in the first six months of fiscal 2016 was driven primarily by a decline in in-meeting product sales of $5.7 million, or 25.1%, versus the first six months of fiscal 2015.

Other Performance

The decline in Other revenue in the first six months of fiscal 2016 versus the prior year period was primarily driven by revenue declines in Asia Pacific and to a lesser extent Emerging markets partially offset by growth in revenue from franchisees. The increase in Other Total Paid Weeks was driven primarily by higher recruitments in the first six months of fiscal 2016 as compared to the first six months of fiscal 2015 and also by the higher number of Incoming Subscribers at the beginning of fiscal 2016 versus the beginning of fiscal 2015. A change in promotional activities that negatively impacted the Service Revenues per paid week in both the Meetings and Online businesses was partially offset by the increase in Other Total Paid Weeks. The net impact of these items resulted in a slight decrease in Other Service Revenues in the first six months of fiscal 2016 versus the prior year period.

The decline in Other product sales and other in the first six months of fiscal 2016 versus the first six months of fiscal 2015 was driven by a decline in in-meeting product sales of $0.7 million, or 26.1% (19.8% on a constant currency basis) and a decline in licensing, publishing and magazines in Asia Pacific of $1.0 million or 29.6% (27.2% on a constant currency basis) partially offset by an increase in revenue from our franchisees of $1.1 million, or 22.0%.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global initiatives, pay down debt and opportunistically engage in selective acquisitions. See “—Transformation Plan” for a discussion of our strategic initiatives. On October 30, 2013, we announced that we suspended our quarterly cash dividend, as described below (see “—Dividends and Stock Transactions”). We believe that cash generated by our revenue forecast for fiscal 2016 of slightly below $1.2 billion, our continued cost focus, the launch of our 2016 winter season program innovation, and our cash on hand of $114.5 million at the end of the first six months of fiscal 2016 will provide us with sufficient liquidity to meet our obligations for the next twelve months. On April 1, 2016 we paid in full, with cash on hand, a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under the Tranche B-1 Term Facility due April 2, 2016.

Subsequent to the quarter end, on July 29, 2016 we paid down, with cash on hand, a principal amount of $25.0 million of the $48.0 million outstanding on its Revolving Facility.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

	July 2, 2016	January 2, 2016	Increase/ (Decrease)
	(in millions)
Total current assets	$216.2	$351.5	$(135.3)
Total current liabilities	362.3	503.1	(140.8)

Working capital deficit	(146.1)	(151.6)	(5.5)
Cash and cash equivalents	114.5	241.5	(127.0)
Current portion of long-term debt	69.0	213.3	(144.3)

Working capital deficit, excluding change in cash and cash equivalents and current portion of long-term debt	$(191.6)	$(179.8)	$11.8

We generally operate with negative working capital that is driven in part by our commitment and subscription plans which are our primary payment method. These plans require members and subscribers to pay us for meetings and Online subscription products, before we pay for our obligations in the normal course of business. These prepayments are recorded as a current liability on our balance sheet which has resulted in, and in certain circumstances has helped drive, negative working capital. This core characteristic of our business model is expected to continue. However, during a period in which revenue is declining, we get less working capital benefit from this deferred revenue.

Including cash and cash equivalents and the current portion of long-term debt, our working capital deficit decreased by $5.5 million to $146.1 million at July 2, 2016 from $151.6 million at January 2, 2016. This decrease in our working capital deficit was driven in large part by the principal debt maturity payment of $144.3 million (due April 2, 2016) paid in full, with cash on hand, April 1, 2016, thereby lowering cash by $127.0 million at the end of the first six months of fiscal 2016 from year-end fiscal 2015.

Excluding cash and cash equivalents and current portion of long-term debt at both dates, the working capital deficit at July 2, 2016 increased by $11.8 million to $191.6 million from $179.8 million at January 2, 2016. The factors contributing to this increase in our working capital deficit were: (i) a $13.7 million increase in deferred revenue driven by a combination of seasonality and improved business performance, (ii) an $18.0 million increase in the derivative payable, (iii) a $5.9 million decrease in prepaid income taxes as of July 2, 2016, and (iv) a $3.0 million decline in other current assets. These factors were offset by: (i) a $24.7 million decrease in operational liabilities and other arising primarily from higher accrued liability balances at fiscal year-end fiscal 2015 primarily driven by Winter season marketing spend and (ii) a $4.1 million decrease in accrued salaries and wages driven by the payout of the 2015 bonus.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the six months ended:

	July 2, 2016	July 4, 2015
	(in millions)
Net cash provided by operating activities	$46.4	$26.3
Net cash used for investing activities	$(19.9)	$(26.7)
Net cash used for financing activities	$(153.9)	$(147.6)

Operating Activities

First Six Months of Fiscal 2016

Cash flows provided by operating activities of $46.4 million for the first six months of fiscal 2016 reflected an increase of $20.1 million from $26.3 million of cash flows used for operating activities in the first six months of fiscal 2015. The increase in cash provided by operating activities was primarily the result of $47.2 million of benefit from year-over-year change in working capital in the first six months of fiscal 2016 as compared to the prior year period.

First Six Months of Fiscal 2015

Cash flows provided by operating activities of $26.3 million for the first six months of fiscal 2015 reflected a decrease of $119.2 million from $145.5 million of cash flows provided by operating activities for the first six months of fiscal 2014. The decrease in cash provided by operating activities was primarily the result of $53.1 million of lower net income attributable to the Company in the first six months of fiscal 2015 as compared to the prior year period and year-over-year working capital deficit decreases of $59.0 million.

Investing Activities

First Six Months of Fiscal 2016

Net cash used for investing activities totaled $19.9 million in the first six months of fiscal 2016, a decrease of $6.8 million as compared to the first six months of fiscal 2015. Due to the significant progress against our transformation plan in fiscal 2015, our technology and operating infrastructure required less investment in the first six months of fiscal 2016 as compared to the first six months of fiscal 2015.

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

Financing Activities

First Six Months of Fiscal 2016

Net cash used for financing activities totaled $153.9 million in the first six months of fiscal 2016, primarily due to a $144.3 million debt repayment in connection with the Tranche B-1 Term Facility and other scheduled debt repayments of $10.5 million in connection with the Tranche B-2 Term Facility, offset by a tax benefit for restricted stock units vested and stock options exercised of $0.9 million in the first six months of fiscal 2016.

First Six Months of Fiscal 2015

Net cash used in financing activities totaled $147.6 million in the first six months of fiscal 2015, primarily due to $137.1 million of debt prepayments in connection with the debt tender offers discussed below and scheduled debt repayments of $10.5 million in the first six months of fiscal 2015. For a discussion of the debt tender offers, see “—Long-Term Debt”.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate. On April 1, 2016, we paid in full, with cash on hand, a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under the Tranche B-1 Term Facility due April 2, 2016. On July 29, 2016, we paid $25.0 million of the $48.0 million outstanding under the Revolving Facility, which is not due until April 2, 2018.

The following schedule sets forth our long-term debt obligations at July 2, 2016:

Long-Term Debt

At July 2, 2016

(Balances in millions)

Balance
Revolving Facility due April 2, 2018	$48.0
Tranche B-2 Term Facility due April 2, 2020	2,031.8

Total Debt	2,079.8
Less: Current Portion	69.0
Unamortized Deferred Financing Costs	21.9

Total Long-Term Debt	$1,988.9

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

On July 14, 2015, we drew down $48.0 million on our Revolving Facility in order to enhance our cash position and to provide additional financial flexibility. The revolver borrowing has been classified as a short-term liability in consideration of the fact that the terms of the Revolving Facility require an assessment as to whether there have been any material adverse changes with respect to the Company in connection with our monthly interest elections. Although the revolver borrowing has been classified as a short-term liability, absent any change in fact and circumstance, we have the ability to extend and not repay the Revolving Facility until its due date of April 2, 2018.

On April 1, 2016, we paid in full, with cash on hand, a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under the Tranche B-1 Term Facility due April 2, 2016.

At July 2, 2016, under the WWI Credit Facility, we had $2,031.8 million outstanding consisting entirely of a term loan under the Tranche B-2 Term Facility, and borrowings of $48.0 million outstanding under the Revolving Facility. In addition, at July 2, 2016, the Revolving Facility had $1.8 million in issued but undrawn letters of credit outstanding thereunder and $0.2 million in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

At July 2, 2016 and January 2, 2016, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The weighted average interest rate (which includes amortization of deferred financing costs) on our debt, exclusive of the impact of swaps, was approximately 4.31% and 4.34% per annum based on interest rates at July 2, 2016 and January 2, 2016, respectively. The weighted average interest rate (which includes amortization of deferred financing costs) on our debt, including the impact of swaps, was approximately 5.25% and 5.45% per annum based on interest rates at July 2, 2016 and January 2, 2016, respectively.

On July 29, 2016, we paid down, with cash on hand, a principal amount of $25.0 million of the $48.0 million outstanding on its Revolving Facility.

Borrowings under the Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event we receive a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon our Consolidated Leverage Ratio. At April 1, 2016, the date of payment of the principal amount of loans outstanding thereunder and discussed above, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At July 2, 2016, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on our Consolidated Leverage Ratio as of July 2, 2016, borrowings under the Revolving Facility bore interest at LIBOR plus an applicable margin of 2.50%. On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate, but in no event exceed 0.50% per annum, depending upon our Consolidated Leverage Ratio. At our Consolidated Leverage Ratio of 7:50:1.00 as of July 2, 2016, the commitment fee was 0.50% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

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

The following schedule sets forth our year-by-year debt obligations at July 2, 2016:

Total Debt Obligation

(Including Current Portion)

At July 2, 2016

(in millions)

Remainder of fiscal 2016	$58.5
Fiscal 2017	21.0
Fiscal 2018	21.0
Fiscal 2019	21.0
Fiscal 2020	1,958.3

Total	$2,079.8

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes net loss, changes in the fair value of derivative instruments and the effects of foreign currency translations. At July 2, 2016 and July 4, 2015, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was $(34,216) and $(22,523), respectively. At July 2, 2016 and July 4, 2015, the cumulative balance of the effects of foreign currency translations, net of taxes, was $(7,457) and $(6,178), respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the six months ended July 2, 2016 and July 4, 2015, we repurchased no shares of our common stock in the open market under this program.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the Credit Agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if our Consolidated Leverage Ratio is greater than 3.25:1. As of July 2, 2016, our Consolidated Leverage Ratio was greater than 3.25:1 and we expect that it will remain above 3.25:1 for the foreseeable future.

EBITDAS

EBITDAS, defined as earnings before interest, taxes, depreciation, amortization and stock-based compensation, in the three months ended July 2, 2016 and July 4, 2015 was $87.8 million, and $117.5 million, respectively and for the six months ended July 2, 2016 and July 4, 2015 was $93.7 million, and $132.2 million, respectively. The table below sets forth the calculation:

	Three Months Ended		Six Months Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Net Income	$30.5	$27.9	$19.7	$22.4
Interest	28.6	30.5	58.6	61.6
Taxes	14.0	18.7	8.4	15.3
Depreciation and Amortization	12.9	14.4	25.8	28.3
Stock-based Compensation	1.7	2.3	4.9	4.6

EBITDAS	$87.8	$93.7	$117.5	$132.2

Note:	Totals may not sum due to rounding

Reducing leverage is a clear capital structure priority for the Company. As part of our commitment to de-levering, we are targeting a year-end 2018 Net Debt/EBITDAS ratio of less than 4.5x, based on improved operating performance and cash generation. As of July 2, 2016, our Trailing Twelve Months EBITDA was $240.8 million and our Net Debt/EBITDAS ratio was 8.2x. We present EBITDAS because we consider this to be a useful supplemental measure of our performance. In addition, we believe EBITDAS is useful to investors, analysts and rating agencies in measuring the ability of a company to meet its debt service obligations.

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

As of July 2, 2016, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2015 have not materially changed from January 2, 2016.

On April 1, 2016, we paid in full, with cash on hand, a principal amount of loans equal to $144.3 million, which amount constituted the entire remaining principal amount of loans outstanding under our Tranche B-1 Term Facility. At the end of the second quarter of fiscal 2016, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. For the Tranche B-2 Term Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the B-2 LIBOR Floor. In addition, at the end of the second quarter of fiscal 2016, our interest rate swap in effect had a notional amount of $1.5 billion. Accordingly, as of the end of the second quarter of fiscal 2016, based on the amount of variable rate debt including the impact of the interest rate swap and the B-2 LIBOR Floor, a hypothetical 50 basis point increase in interest rates would increase annual interest expense by approximately $2.6 million and a hypothetical 50 basis point decrease in interest rates would decrease annual interest expense by approximately $0.2 million. This increase or decrease is primarily driven by our Tranche B-1 Term Facility which was paid in full during the first quarter of fiscal 2016. The change in market risk exposure from the end of fiscal 2015 was due to lower debt balance on the Tranche B-2 Term Facility.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2016, the end of the second quarter of fiscal 2016. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the second quarter of fiscal 2016, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

In re Weight Watchers International, Inc. Securities Litigation

In March 2014, two substantially identical putative class action complaints alleging violation of the federal securities laws were filed by individual shareholders against the Company, certain of the Company’s current and former officers and directors, and Artal Group, in the United States District Court for the Southern District of New York. The complaints were purportedly filed on behalf of all purchasers of the Company’s common stock, no par value per share, between February 14, 2012 and October 30, 2013, inclusive (referred to herein as the Class Period). The complaints allege that, during the Class Period, the defendants disseminated materially false and misleading statements and/or concealed material adverse facts. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs seek to recover unspecified damages on behalf of the class members. In June 2014, the Court consolidated the cases and appointed lead plaintiffs and lead counsel. On August 12, 2014, the plaintiffs filed an amended complaint that, among other things, reduced the Class Period to between February 14, 2012 and February 13, 2013 and dropped all current officers and certain directors previously named as defendants. On October 14, 2014, the defendants filed a motion to dismiss. The plaintiffs filed an opposition to the defendants’ motion to dismiss on November 24, 2014 and the defendants filed a reply in support of their motion to dismiss on December 23, 2014. On May 11, 2016, the Court issued a decision granting the motion to dismiss and dismissed the case. Plaintiffs did not appeal the decision and the matter is now closed.

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

On August 11, 2015, a purported shareholder derivative lawsuit was filed in New York State Court in Westchester County. The complaint alleges that certain Company directors and executive officers breached their various fiduciary duties by knowingly causing the Company to repurchase shares from Artal and from certain executive officers at artificially inflated prices in connection with a tender offer made to all shareholders. The complaint seeks an order for the defendants to disgorge all profits made from selling Company stock between March 16, 2012 and April 9, 2012, as well as an award for damages sustained by the alleged breaches of fiduciary duty. The parties sought to stay this suit pending a decision on defendants’ motion to dismiss in the federal securities litigation asserting similar allegations. The Court denied the stay, but at the preliminary court conference on December 17, 2015, the Court granted an adjournment. At the most recent court conference on July 27, 2016, the court set a deadline of November 4, 2016 by which the Company must answer or otherwise respond to the complaint. The Company believes that the suit is without merit and intends to defend it vigorously.

Raymond Roberts v. Weight Watchers International, Inc.

On January 7, 2016, an OnlinePlus member filed a putative class action complaint against the Company in the Supreme Court of New York, New York County, asserting class claims for breach of contract and violations of the New York General Business Law.

On February 5, 2016, the Company removed the case to the United States District Court, Sothern District of New York. On March 18, 2016, the plaintiff filed an amended complaint, alleging that, as a result of the temporary glitches in the Company’s website and app in November and December 2015, the Company has: (1) breached its Subscription Agreement with its OnlinePlus members; and (2) engaged in deceptive acts and practices in violation of Section 350 of the New York General Business Law. The plaintiff is seeking unspecified actual, punitive and statutory damages, as well as his attorneys’ fees and costs incurred in connection with this action. The Company filed a motion to dismiss on May 6, 2016. The plaintiff filed his opposition paper on June 9, 2016 and the Company filed its reply papers on June 23, 2016. The Company believes that the suit is without merit and intends to defend it vigorously.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: August 9, 2016	By:	/s/ James Chambers
James Chambers
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Nicholas P. Hotchkin
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