Form 10-Q
period 2016-10-01
WEIGHT WATCHERS INTERNATIONAL INC
filed 2016-11-08
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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

The number of shares of common stock outstanding as of October 28, 2016 was 63,875,551.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	October 1, 2016	January 2, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$99,044	$241,526
Receivables (net of allowances: October 1, 2016 - $2,892 and January 2, 2016 - $2,226)	25,867	29,281
Inventories	29,455	27,838
Prepaid income taxes	37,792	15,436
Prepaid expenses and other current assets	22,924	37,376

TOTAL CURRENT ASSETS	215,082	351,457

Property and equipment, net	51,771	58,186
Franchise rights acquired	751,300	747,326
Goodwill	167,638	159,331
Trademarks and other intangible assets, net	61,035	66,339
Other noncurrent assets	14,592	11,577

TOTAL ASSETS	$1,261,418	$1,394,216

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$21,000	$213,323
Accounts payable	31,620	38,225
Salaries and wages payable	44,823	47,042
Accrued marketing and advertising	8,836	21,554
Accrued interest	20,040	20,739
Other accrued liabilities	58,692	56,477
Derivative payable	54,008	44,170
Deferred revenue	74,674	61,597

TOTAL CURRENT LIABILITIES	313,693	503,127

Long-term debt	1,985,092	1,996,296
Deferred income taxes	168,117	156,625
Other	22,840	23,876

TOTAL LIABILITIES	2,489,742	2,679,924

Redeemable noncontrolling interest	4,801	4,450

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 118,947 shares issued at October 1, 2016 and at January 2, 2016	0	0
Treasury stock, at cost, 55,080 shares at October 1, 2016 and 55,301 shares at January 2, 2016	(3,239,445)	(3,247,406)
Retained earnings	2,043,924	1,994,513
Accumulated other comprehensive loss	(37,604)	(37,265)

TOTAL DEFICIT	(1,233,125)	(1,290,158)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,261,418	$1,394,216

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Service revenues, net	$232,571	$224,158	$727,889	$724,500
Product sales and other, net	48,248	49,166	169,601	180,681

Revenues, net	280,819	273,324	897,490	905,181

Cost of services	111,515	113,972	355,945	364,239
Cost of product sales and other	25,001	22,730	86,521	87,653

Cost of revenues	136,516	136,702	442,466	451,892

Gross profit	144,303	136,622	455,024	453,289

Marketing expenses	30,078	27,158	157,791	154,769
Selling, general and administrative expenses	47,433	46,356	143,152	146,788

Operating income	66,792	63,108	154,081	151,732

Interest expense	28,329	30,132	86,963	91,696
Other (income) expense, net	(146)	373	397	1,292
Early extinguishment of debt	0	50	0	(11,426)

Income before income taxes	38,609	32,553	66,721	70,170

Provision for income taxes	3,989	10,761	12,420	26,082

Net income	34,620	21,792	54,301	44,088
Net loss (income) attributable to the noncontrolling interest	38	(2)	99	146

Net income attributable to Weight Watchers International, Inc.	$34,658	$21,790	$54,400	$44,234

Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$0.54	$0.38	$0.85	$0.78

Diluted	$0.53	$0.38	$0.83	$0.77

Weighted average common shares outstanding
Basic	63,782	57,107	63,690	57,000

Diluted	65,841	57,266	65,872	57,167

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$34,620	$21,792	$54,301	$44,088
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(1,496)	(8,737)	10,167	(22,725)
Income tax benefit (expense) on foreign currency translation (loss) gain	583	3,408	(3,935)	8,863

Foreign currency translation (loss) gain, net of taxes	(913)	(5,329)	6,232	(13,862)

Gain (loss) on derivatives	8,136	(15,544)	(9,984)	(16,637)
Income tax (expense) benefit on gain (loss) on derivatives	(3,173)	6,062	3,863	6,488

Gain (loss) on derivatives, net of taxes	4,963	(9,482)	(6,121)	(10,149)

Total other comprehensive gain (loss)	4,050	(14,811)	111	(24,011)

Comprehensive income	38,670	6,981	54,412	20,077
Less: Net loss (income) attributable to the noncontrolling interest	38	(2)	99	146
Less: Foreign currency translation loss (gain), net of taxes attributable to the noncontrolling interest	19	549	(450)	998

Comprehensive loss (income) attributable to the noncontrolling interest	57	547	(351)	1,144

Comprehensive income attributable to Weight Watchers International, Inc.	$38,727	$7,528	$54,061	$21,221

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Operating activities:
Net income	$54,301	$44,088
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,145	40,745
Amortization of deferred financing costs	4,631	5,224
Impairment of intangible and long-lived assets	91	2,302
Share-based compensation expense	4,366	7,567
Deferred tax provision	9,171	9,889
Allowance for doubtful accounts	43	(554)
Reserve for inventory obsolescence	3,823	7,005
Foreign currency exchange rate loss	222	1,234
Gain on early extinguishment of debt	0	(12,667)
Changes in cash due to:
Receivables	2,546	3,132
Inventories	(4,830)	13,183
Prepaid expenses	(8,313)	(12,116)
Accounts payable	(7,209)	(14,933)
Accrued liabilities	(20,123)	(46,532)
Deferred revenue	12,199	8,069
Other long term assets and liabilities, net	2,726	(578)
Income taxes	1,128	(2,190)

Cash provided by operating activities	93,917	52,868

Investing activities:
Capital expenditures	(4,556)	(3,569)
Capitalized software expenditures	(21,888)	(25,155)
Cash paid for acquisitions	(2,898)	(3,128)
Other items, net	(174)	(918)

Cash used for investing activities	(29,516)	(32,770)

Financing activities:
(Payments) borrowings on revolver	(48,000)	48,000
Payments on long-term debt	(160,073)	(152,863)
Tax benefit of restricted stock units vested and stock options exercised	964	0
Proceeds from stock options exercised	35	0
Payment of dividends	(11)	(21)

Cash used for financing activities	(207,085)	(104,884)

Effect of exchange rate changes on cash and cash equivalents	202	(4,166)

Net decrease in cash and cash equivalents	(142,482)	(88,952)
Cash and cash equivalents, beginning of period	241,526	301,212

Cash and cash equivalents, end of period	$99,044	$212,260

The accompanying notes are an integral part of these consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

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

In the third quarter of fiscal 2016, the Company identified and recorded out-of-period adjustments primarily to reverse a foreign tax receivable originally recorded in fiscal 2008 that should have been reversed in fiscal 2009. The impact of these income tax errors, which increased income taxes and decreased net income attributable to the Company by $2,684, was immaterial to prior period financial statements and thus corrected in the third quarter of fiscal 2016.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

In March 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify the implementation guidance on principal versus agent considerations. The amendments in this update do not change the core principle of the guidance, but are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. In April 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to provide narrow scope guidance and practical expedients contained in the new revenue standard. The amendments in these updates are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption not permitted. The Company is currently evaluating the effect that the updated guidance will have on the consolidated financial statements and related disclosures of the Company.

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

In August 2016, the FASB issued updated guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. This guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the effect that the updated guidance will have on the consolidated financial statements and related disclosures of the Company.

For a discussion of the Company’s significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for fiscal 2015 and Note 6 herein. For a discussion of accounting standards adopted in the current year, see Note 3.

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

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

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

	January 2, 2016
		Deferred	Deferred Tax
	As Filed	Financing	Asset	As Adjusted
Deferred income taxes	$7,516	$0	$(7,516)	$0
Total current assets	$358,973	$0	$(7,516)	$351,457
Deferred financing costs, net	$25,209	$(25,209)	$0	$0
Other noncurrent assets	$6,720	$255	$4,602	$11,577
Total assets	$1,422,084	$(24,954)	$(2,914)	$1,394,216
Long-term debt	$2,021,250	$(24,954)	$0	$1,996,296
Deferred income taxes	$159,539	$0	$(2,914)	$156,625
Total liabilities	$2,707,792	$(24,954)	$(2,914)	$2,679,924

4.	Winfrey Transaction

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

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

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

Subject to certain limited exceptions, shares of common stock issuable upon exercise of the Winfrey Option (the “Winfrey Option Shares”) generally could not be transferred by Ms. Winfrey within the first year of the Agreement Date. Ms. Winfrey generally may transfer up to 20% of the Winfrey Option Shares prior to the second anniversary of the Agreement Date, up to 40% prior to the third anniversary of the Agreement Date, up to 60% prior to the fourth anniversary of the Agreement Date and up to 80% prior to the fifth anniversary of the Agreement Date. On or after the fifth anniversary of the Agreement Date, Ms. Winfrey will be permitted to transfer all of the Winfrey Option Shares. Pursuant to the Winfrey Purchase Agreement, in the event that Ms. Winfrey proposes to transfer any Winfrey Option Shares, the Company will have a right of first offer or a right of first refusal with respect to such shares as described above. Such transfer restrictions terminate under the same director service and change of control circumstances that would result in the termination of the transfer restrictions relating to the Purchased Shares as described above.

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

On June 27, 2016, the Company acquired substantially all of the assets of its franchisee for certain territories in South Florida, Weight Watchers of Greater Miami, Inc., for a purchase price of $3,250 (the “Miami Acquisition”). Payment was in the form of cash of ($2,898) plus cash in reserves ($300) and assumed net liabilities of ($52). The total purchase price has been allocated to franchise rights acquired ($114), goodwill ($2,945) and customer relationship value ($191). The acquisition of the franchisee has been accounted for under the purchase method of accounting and, accordingly, earnings of the acquired franchisee have been included in the consolidated operating results of the Company since the date of acquisition. The goodwill will be deductible for tax purposes.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the nine months ended October 1, 2016, the change in the carrying value of indefinite-lived franchise rights acquired is due to the Miami Acquisition as described in Note 5 and the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisitions of the majority interest in VPM and of Wello in fiscal 2014 and the acquisition of Weilos in fiscal 2015. See Note 5 for further information on certain acquisitions. For the nine months ended October 1, 2016, the change in the carrying amount of goodwill is due to the Miami Acquisition as described in Note 5 and the effect of exchange rate changes as follows:

	North America	United Kingdom	Continental Europe	Other	Total
Balance as of January 2, 2016	$133,408	$1,370	$7,260	$17,293	$159,331
Goodwill acquired during the period	2,945	0	0	0	2,945
Effect of exchange rate changes	2,134	(167)	76	3,319	5,362

Balance as of October 1, 2016	$138,487	$1,203	$7,336	$20,612	$167,638

The Company reviews goodwill and other indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, for potential impairment on at least an annual basis or more often if events so require.

In the second quarter of fiscal 2016, the Company changed the timing to perform its annual impairment review of goodwill and other indefinite-lived intangible assets to the first day of fiscal May whereas it had previously performed the test as of the last day of the Company’s fiscal year. This accounting change was preferable because it provides the Company time to obtain the data from the winter season results which includes the first fiscal quarter, which represents approximately 40% of the full year recruitments, and incorporate this data into the current and future year performance estimates. The Company believes the resulting change in accounting principle related to changing the annual impairment testing date did not delay, accelerate, or avoid an impairment charge.

In performing the impairment analysis for goodwill, the fair value for the Company’s reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting units. The Company has determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. For all of the Company’s reporting units except for Brazil (see below), the Company estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operating activities less capital expenditures) attributable to that country and then applied expected future operating income growth rates for such country. The Company utilized operating income as the basis for measuring its potential growth because it believes it is the best indicator of the performance of its business. The Company then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for the Company’s peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data. The cost of debt was determined by estimating the Company’s current borrowing rate.

As it relates to the impairment analysis for Brazil, the Company estimated future debt free cash flows in contemplation of its growth strategies for that market. In developing these projections, the Company considered the historical impact of similar growth strategies in other markets as well as the current market conditions in Brazil. The Company then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for the Company’s peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data including the current economic conditions in Brazil and the country specific risk thereon. A further risk premium was included to reflect the risk associated with the rate of growth projected in the analysis. The cost of debt was determined by estimating the Company’s current borrowing rate.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s meetings business and a relief from royalty methodology for franchise rights related to the Company’s Online business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in the meetings and Online businesses in the country in which the acquisitions have occurred. In its hypothetical start-up approach analysis for fiscal 2016, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, the Company assumed cash flows for the Online business based on its expected Online revenue growth rates for such country. Subsequent to the year of maturity, the Company estimated future cash flows for the meetings business in each country based on assumptions regarding revenue growth and operating income margins. The Company then discounted the estimated future cash flows utilizing discount rates consistent with those used in its goodwill impairment analysis as discussed above.

In performing its annual impairment analysis as of May 8, 2016, the Company determined that the carrying amounts of its goodwill reporting units and franchise rights acquired with indefinite lives units of account did not exceed their respective fair values and therefore, no impairment existed. Except for Brazil, there was significant headroom in the impairment analysis. Based on the results of this test for Brazil, the fair value of this reporting unit exceeded its carrying value by approximately 10%, and accordingly a relatively small change in the underlying assumptions would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to Brazil, for which the carrying amount is $19,409.

The carrying values of finite-lived intangible assets as of October 1, 2016 and January 2, 2016 were as follows:

	October 1, 2016		January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$126,751	98,386	$119,658	$86,134
Website development costs	113,805	82,249	100,105	68,673
Trademarks	11,082	10,596	10,960	10,435
Other	8,013	7,385	7,976	7,118

Trademarks and other intangible assets	$259,651	$198,616	$238,699	$172,360

Franchise rights acquired	4,548	4,548	4,182	4,059
Total finite-lived intangible assets	$264,199	$203,164	$242,881	$176,419

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $9,137 and $26,161 for the three and nine months ended October 1, 2016, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $7,743 and $26,771 for the three and nine months ended October 3, 2015, respectively. The franchise rights acquired related to the VPM acquisition were amortized ratably over a 2 year period. The franchise rights acquired related to the Miami Acquisition were amortized ratably over a 3 month period.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2016	$8,952
Fiscal 2017	$31,380
Fiscal 2018	$15,194
Fiscal 2019	$4,695
Fiscal 2020 and thereafter	$814

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	October 1, 2016			January 2, 2016
	Principal Balance	Unamortized Deferred Financing Costs	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Effective Rate (1)
Revolving Facility due April 2, 2018	$0	$0	3.22%	$48,000	$0	3.25%
Tranche B-1 Term Facility due April 2, 2016	0	0	3.92%	144,323	177	3.87%
Tranche B-2 Term Facility due April 2, 2020	2,026,500	20,408	4.34%	2,042,250	24,777	4.40%

Total	2,026,500	$20,408	4.31%	2,234,573	$24,954	4.34%
Less: Current Portion	21,000			213,323
Unamortized Deferred Financing Costs	20,408			24,954

Total Long-Term Debt	$1,985,092			$1,996,296

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

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

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

On July 14, 2015, the Company drew down the $48,000 available on its Revolving Facility in order to enhance its cash position and to provide additional financial flexibility. As of January 2, 2016, the revolver borrowing has been classified as a short-term liability in consideration of the fact that the terms of the Revolving Facility require an assessment as to whether there have been any material adverse changes with respect to the Company in connection with the Company’s monthly interest elections. Although the revolver borrowing has been classified as a short-term liability as of January 2, 2016, absent any change in fact and circumstance, the Company has the ability to extend and not repay the Revolving Facility until its due date of April 2, 2018.

On April 1, 2016, the Company paid in full, with cash on hand, a principal amount of loans equal to $144,323, which constituted the entire remaining principal amount of loans outstanding under the Tranche B-1 Term Facility due April 2, 2016.

On July 29, 2016, the Company paid down, with cash on hand, a principal amount of $25,000 of the $48,000 outstanding under its Revolving Facility. On September 16, 2016, the Company paid down, with cash on hand, the remaining outstanding principal amount of $23,000 on its Revolving Facility. At October 1, 2016, the Revolving Facility had $0 outstanding, $1,819 in issued but undrawn letters of credit outstanding thereunder and $48,181 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

At October 1, 2016, under the WWI Credit Facility, the Company had $2,026,500 outstanding consisting entirely of a term loan under the Tranche B-2 Term Facility.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event the Company receives a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon the Company’s Consolidated Leverage Ratio. At April 1, 2016, the date of payment of the principal amount of loans outstanding under the Tranche B-1 Term Facility discussed above, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At October 1, 2016, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on the Company’s Consolidated Leverage Ratio as of

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

October 1, 2016, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.50%. On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of October 1, 2016 and January 2, 2016, the commitment fee was 0.50% per annum. For the nine months ended October 1, 2016, the Company paid a de minimis amount in commitment fees. For the fiscal year ended January 2, 2016, the Company paid $186 in commitment fees. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility, which totaled $12 and $36 for the three and nine months ended October 1, 2016, respectively, and $48 for the fiscal year ended January 2, 2016.

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

At October 1, 2016 and January 2, 2016, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The weighted average interest rate (which includes amortization of deferred financing costs) on the Company’s debt, exclusive of the impact of swaps, was approximately 4.34% per annum based on interest rates at October 1, 2016 and January 2, 2016. The weighted average interest rate (which includes amortization of deferred financing costs) on the Company’s debt, including the impact of swaps, was approximately 5.31% and 5.45% per annum based on interest rates at October 1, 2016 and January 2, 2016, respectively.

8.	Earnings Per Share Data

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS data:

	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Numerator:
Net income attributable to
Weight Watchers International, Inc.	$34,658	$21,790	$54,400	$44,234

Denominator:
Weighted average shares of common stock outstanding	63,782	57,107	63,690	57,000
Effect of dilutive common stock equivalents	2,059	159	2,182	167

Weighted average diluted common shares outstanding	65,841	57,266	65,872	57,167

Earnings per share attributable to Weight Watchers International, Inc.
Basic	$0.54	$0.38	$0.85	$0.78

Diluted	$0.53	$0.38	$0.83	$0.77

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 1,921 and 2,470 for the three months ended October 1, 2016 and October 3, 2015, respectively, and 1,448 and 2,045 for the nine months ended October 1, 2016 and October 3, 2015, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

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

Pursuant to the option components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received stock options with (i) time-vesting criteria and/or (ii) both time- and performance-vesting criteria (“T&P Options”). On May 7, 2015, the Company’s shareholders approved an amendment to the 2014 Plan to permit a one-time stock option exchange program under which the Company would offer eligible employees the opportunity to exchange certain eligible T&P Options on a (a) two-for-one basis for new stock options for all eligible employees, other than the Company’s Chief Executive Officer (i.e., so that the new stock options would cover half as many shares as the corresponding surrendered options) and (b) 3.5-for-one basis for new stock options for the Company’s Chief Executive Officer (i.e., so that the new stock options would cover a number of shares equal to the quotient of the number of shares covered by the corresponding surrendered options divided by 3.5). The option exchange program was designed to create better incentives for employees to remain with the Company and contribute to the attainment of its business and financial objectives.

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

The Company’s long-term equity incentive compensation program has historically taken the form of a mix of non-qualified stock option and restricted stock unit awards. These awards have generally had time-vesting criteria. In fiscal 2016, the Compensation and Benefits Committee of the Company’s Board of Directors determined to grant 290 performance-based stock unit awards having both time- and performance-vesting criteria (“PSUs”). The time-vesting criteria will be satisfied, if at all, on the third anniversary of the grant date (May 16, 2019). If the time-vesting criteria are satisfied, in accordance with the performance-vesting criteria, the PSUs will vest if the Company has achieved a Debt to EBITDAS ratio (the “Debt Ratio”) as measured at the end of fiscal 2018 at levels at or above a “Threshold” level performance of 4.5x. The number of PSUs that become vested, if any, shall be equal to (x) the number of PSUs granted multiplied by (y) the applicable achievement percentage. If all of the awards fully meet the time-vesting criteria, depending on the Company’s Debt Ratio achievement, the number of shares of the Company’s common stock issuable under the PSUs range from 96 to 478. The PSUs have a fair value of $3,825 or a weighted average fair value of $13.19 per unit. The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

10.	Income Taxes

The effective tax rates for the three months ended October 1, 2016 and October 3, 2015 were 10.3% and 33.1%, respectively. The primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were due to net tax benefits arising from a research and development tax credit and a Section 199 deduction primarily related to prior periods, partially offset by income tax expenses recorded for out-of-period adjustments. See Note 1 for additional information on these adjustments.

The effective tax rates for the nine months ended October 1, 2016 and October 3, 2015 were 18.6% and 37.2%, respectively. The primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were due to net tax benefits arising from a research and development tax credit and a Section 199 deduction primarily related to prior periods and the reversal of a valuation allowance related to tax benefits for foreign losses that are now expected to be realized. These benefits were partially offset by income tax expenses recorded for out-of-period adjustments. See Note 1 for additional information on these adjustments.

The differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate are as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
US federal statutory rate	35.0%	35.0%	35.0%	35.0%
Research and development credit	-39.6%	0.0%	-24.0%	0.0%
Reserves for uncertain tax positions	7.4%	-1.1%	5.2%	0.2%
Out-of-period adjustments	7.0%	0.0%	4.0%	0.0%
Reversal to valuation allowance	0.0%	0.0%	-3.8%	0.0%
Other	0.5%	-0.8%	2.2%	2.0%

Effective tax rate	10.3%	33.1%	18.6%	37.2%

11.	Legal

Tracey Mead, Derivatively on Behalf of Weight Watchers International, Inc. vs. Artal Group et. al. and Weight Watchers International, Inc.

On May 29, 2014 and June 23, 2014, the Company received shareholder litigation demand letters alleging breaches of fiduciary duties and unjust enrichment by Company officers and directors and Artal Group S.A. (“Artal”), to the alleged injury of the Company. The letters alleged defendants disseminated materially false and misleading statements and/or concealed material adverse facts, all relating to similar allegations asserted in a previously disclosed federal securities litigation pending at such time. The United States District Court for the Southern District of New York subsequently dismissed the securities litigation on May 11, 2016.

In response to the letters, pursuant to Virginia law, the Board of Directors created a special committee to review and evaluate the facts and circumstances surrounding the claims made in the demand letters. The special committee decided to undertake its review after receiving a decision on defendants’ motion to dismiss in the federal securities litigation given the overlapping issues.

On August 11, 2015, a purported shareholder derivative lawsuit was filed in New York State Court in Westchester County. The complaint alleged that certain Company directors and executive officers breached their various fiduciary duties by knowingly causing the Company to repurchase shares from Artal and from certain executive officers at artificially inflated prices in connection with a tender offer made to all shareholders. The complaint sought an order for the defendants to disgorge all profits made from selling Company stock between March 16, 2012 and April 9, 2012, as well as an award for damages sustained by the alleged breaches of fiduciary duty. In light of the dismissal of the securities litigation, the parties have reached an agreement in principle to resolve this matter.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

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

As of October 1, 2016 and January 2, 2016, the Company had in effect an interest rate swap with a notional amount totaling $1,500,000.

On July 26, 2013, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap was $1,500,000. During the term of this swap, the notional amount will decrease from $1,500,000 effective March 31, 2014 to $1,250,000 on April 3, 2017 with a further reduction to $1,000,000 on April 1, 2019. This interest rate swap effectively fixes the variable interest rate on the notional amount of this swap at 2.38%. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive loss.

As of October 1, 2016 and January 2, 2016, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $29,256 ($48,037 before taxes) and $23,135 ($38,053 before taxes), respectively.

The Company is hedging forecasted transactions for periods not exceeding the next four years. The Company expects approximately $9,528 ($15,620 before taxes) of derivative losses included in accumulated other comprehensive loss at October 1, 2016, based on current market rates, will be reclassified into earnings within the next 12 months.

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

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

When measuring fair value, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and an interest rate swap agreement as of October 1, 2016 and January 2, 2016. The fair value of the Company’s borrowings under the Revolving Facility approximated a carrying value of $48,000 at January 2, 2016 due to the nature of the debt (Level 2 input).

The fair value of the Company’s Term Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of October 1, 2016 and January 2, 2016, the fair value of the Company’s long-term debt was approximately $1,528,040 and $1,664,393, respectively, as compared to the carrying value (net of deferring financing costs) of $2,006,092 and $2,161,619, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 12 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at October 1, 2016	$54,008	$0	$54,008	$0
Interest rate swap liability at January 2, 2016	$44,170	$0	$44,170	$0

The Company did not have any transfers into or out of Levels 1 and 2, and did not maintain any assets or liabilities classified as Level 3, during the nine months ended October 1, 2016 and the fiscal year ended January 2, 2016.

14.	Accumulated Other Comprehensive Loss

With respect to the disclosure of the amounts reclassified from accumulated other comprehensive loss for the three and nine months ended October 3, 2015, the Company has revised the amounts previously disclosed to correct those amounts by increasing the amount reclassified related to the Loss on Qualifying Hedges from $(68) to $6,185 and $(41) to $3,773 on a pre- and after-tax basis, respectively, for the three months ended October 3, 2015, and from $476 to $18,555 and $290 to $11,319 on a pre- and after-tax basis, respectively, for the nine months ended October 3, 2015.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Nine Months Ended October 1, 2016
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at January 2, 2016	$(23,135)	$(14,130)	$(37,265)

Other comprehensive (loss) income before reclassifications, net of tax	(17,440)	6,232	(11,208)
Amounts reclassified from accumulated other comprehensive loss, net of tax (b)	11,319	0	11,319

Net current period other comprehensive loss including noncontrolling interest	(6,121)	6,232	111

Less: net current period other comprehensive income attributable to the noncontrolling interest	0	(450)	(450)

Ending Balance at October 1, 2016	$(29,256)	$(8,348)	$(37,604)

(a)     Amounts in parentheses indicate debits

(b)     See separate table below for details about these reclassifications

	Nine Months Ended October 3, 2015
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at January 3, 2015	$(21,856)	$1,906	$(19,950)

Other comprehensive loss before reclassifications, net of tax	(21,468)	(13,862)	(35,330)
Amounts reclassified from accumulated other comprehensive loss, net of tax (b)	11,319	0	11,319

Net current period other comprehensive loss including noncontrolling interest	(10,149)	(13,862)	(24,011)

Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	998	998

Ending Balance at October 3, 2015	$(32,005)	$(10,958)	$(42,963)

(a)     Amounts in parentheses indicate debits

(b)     See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(6,185)	$(6,185)	$(18,555)	$(18,555)	Interest expense

	(6,185)	(6,185)	(18,555)	(18,555)	Income before income taxes
	2,412	2,412	7,236	7,236	Provision for income taxes

	$(3,773)	$(3,773)	$(11,319)	$(11,319)	Net income

  (a)    Amounts in parentheses indicate debits to profit/loss

15.	Segment Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Information about the Company’s reportable segments is as follows:

	Total Revenue
	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
North America	$192,899	$179,069	$613,287	$585,397
United Kingdom	23,480	29,777	80,093	96,932
Continental Europe	50,675	51,961	163,429	180,910
Other	13,765	12,517	40,681	41,942

Total revenue	$280,819	$273,324	$897,490	$905,181

	Net Income
	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Segment operating income:
North America	$50,614	$44,666	$133,113	$113,686
United Kingdom	4,864	8,402	10,780	22,851
Continental Europe	18,872	19,427	39,602	52,066
Other	2,998	2,790	6,111	6,970

Total segment operating income	77,348	75,285	189,606	195,573
General corporate expenses	10,556	12,177	35,525	43,841
Interest expense	28,329	30,132	86,963	91,696
Other (income) expense, net	(146)	373	397	1,292
Early extinguishment of debt	0	50	0	(11,426)
Provision for taxes	3,989	10,761	12,420	26,082

Net income	34,620	21,792	54,301	44,088
Net loss (income) attributable to noncontrolling interest	38	(2)	99	146

Net income attributable to Weight Watchers International, Inc.	$34,658	$21,790	$54,400	$44,234

	Depreciation and Amortization
	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
North America	$9,917	$11,901	$31,694	$35,242
United Kingdom	229	209	746	591
Continental Europe	397	467	1,281	1,428
Other	181	403	650	1,147

Total segment depreciation and amortization	10,724	12,980	34,371	38,408
General corporate depreciation and amortization	4,128	1,135	9,405	7,561

Depreciation and amortization	$14,852	$14,115	$43,776	$45,969

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

16.	Restructuring Charges

As previously disclosed, the Company established a new cost savings initiative and, as part of this cost savings initiative, in fiscal 2015, the Company undertook a plan of reduction in force which resulted in the elimination of certain positions and termination of employment for certain employees worldwide. In connection with this plan, the Company recorded restructuring charges in connection with employee termination benefit costs of $1,081 ($660 after tax) during the three months ended October 3, 2015 and $7,074 ($4,315 after tax) during the nine months ended October 3, 2015. For the three months ended October 3, 2015, these charges impacted cost of revenues by $(46) and selling, general and administrative expense by $1,127. For the nine months ended October 3, 2015, these charges impacted cost of revenues by $1,652 and selling, general and administrative expense by $5,422. For the three and nine months ended October 3, 2015, all restructuring charges were recorded to general corporate expense and therefore there was no impact to the segments.

As of January 2, 2016, the balance of the liability for restructuring was $1,809. For the nine months ended October 1, 2016, the Company made payments of $1,639 and lowered provision estimates by $140. The Company expects the remaining liability of $30 as of October 1, 2016 to be paid in fiscal 2016.

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $368 and $2,054 during the three and nine months ending October 1, 2016, respectively, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at October 1, 2016 and January 2, 2016 was $368 and $574, respectively.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	our ability to continue to develop new, innovative services and products and enhance our existing services and products or the failure of our services and products to continue to appeal to the market, or our ability to successfully expand into new channels of distribution or respond to consumer trends;

•	the ability to successfully implement new strategic initiatives;

•	the effectiveness of our advertising and marketing programs, including the strength of our social media presence;

•	the impact on the Weight Watchers brand of actions taken by our franchisees, licensees, suppliers and other partners;

•	the impact of our debt service obligations and restrictive debt covenants;

•	the inability to refinance our debt obligations on favorable terms or at all;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	the impact of security breaches or privacy concerns;

•	the recognition of asset impairment charges;

•	the loss of key personnel, strategic partners, or consultants or failure to effectively manage and motivate our workforce;

•	our chief executive officer transition, and our ability to appoint a new chief executive officer with the required level of experience and expertise in a timely manner;

•	the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;

•	the expiration or early termination by us of leases;

•	risks and uncertainties associated with our international operations, including regulatory, economic, political and social risks and foreign currency risks;

•	uncertainties related to a downturn in general economic conditions or consumer confidence;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the anticipated benefits of such businesses;

•	the seasonal nature of our business;

•	the impact of events that discourage or impede people from gathering with others or accessing resources;

•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;

•	the outcomes of litigation or regulatory actions;

•	the impact of existing and future laws and regulations;

•	our failure to maintain effective internal control over financial reporting;

•	the possibility that the interests of Artal Group S.A., or Artal Group, which together with its parents and its subsidiaries is referred to in this Quarterly Report on Form 10-Q as Artal, who effectively controls us, will conflict with other holders of our common stock; and

•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit and gross profit margin, operating income and operating income margin, total cost of revenues, and selling, general and administrative expenses, including components thereof, are discussed in this Quarterly Report on Form 10-Q both as reported (on a GAAP basis) and, with respect to the third quarter and first nine months of fiscal 2015, as adjusted (on a non-GAAP basis), to exclude the impact of charges associated with our previously disclosed 2015 plan to restructure our organization. Earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”) is also presented within this Quarterly Report on Form 10-Q. See “—Liquidity and Capital Resources” for the calculation. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the expenses associated with the restructuring charges. Our management believes these non-GAAP financial measures and EBITDAS provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

CRITICAL ACCOUNTING POLICIES

Goodwill and Franchise Rights Acquired Annual Impairment Test

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years or, in the case of amortizable franchise rights acquired, over the remaining contractual period, which is generally less than one year.

In the second quarter of fiscal 2016, we changed the timing to perform our annual impairment review of goodwill and other indefinite-lived intangible assets to the first day of fiscal May whereas we had previously performed the test as of the last day of our fiscal year. This accounting change was preferable because it provides us time to obtain the data from the winter season results which includes the first fiscal quarter, which represents approximately 40% of the full year recruitments, and incorporate this data into the current and future year performance estimates. We believe the resulting change in accounting principle related to changing the annual impairment testing date did not delay, accelerate, or avoid an impairment charge.

We review goodwill and other indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, for potential impairment on at least an annual basis or more often if events so require. In performing our goodwill impairment analysis for our reporting units for fiscal 2016 and fiscal 2015, no impairment was identified as the fair value of those units exceeded their carrying value. In performing the impairment analysis for franchise rights acquired with indefinite lives for fiscal 2016 and fiscal 2015, we determined that the carrying amounts did not exceed their respective fair values and therefore, no impairment existed.

Although there was significant headroom in our annual impairment analysis (except for Brazil as discussed below), a change in the underlying assumptions would cause a change in the results of the impairment assessments and, as such, could result in an impairment of those assets, which would impact earnings. We would also be required to reduce the carrying amounts of the related assets on our balance sheet. We continue to evaluate these estimates and assumptions and believe that these assumptions are appropriate.

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

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Canada, Brazil and other countries at October 1, 2016 were $97.8 million, $40.7 million, $19.1 million and $10.0 million, respectively.

Based on the results of our annual impairment test performed as of the first day of fiscal May (May 8, 2016), we estimated that for reporting units that hold approximately 89.1% of our goodwill, those units had a fair value at least 50% higher than the respective reporting unit’s carrying amount. In Brazil, which holds 10.9% of the Company’s goodwill, the fair value of this reporting unit exceeded its carrying value by approximately 10%.

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

The following are the more significant assumptions utilized in our annual impairment analysis for fiscal 2016:

July 2, 2016
Debt-Free Cumulative Annual Cash Flow Growth Rate	3.1% to 4.9%
Discount Rate	9.4%

As it relates to our impairment analysis for Brazil, we estimated future debt free cash flows in contemplation of our growth strategies for that market. In developing these projections, we considered the historical impact of similar growth strategies in other markets as well as the current market conditions in Brazil. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for the Company’s peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data including the current economic conditions in Brazil and the country specific risk thereon. A further risk premium was included to reflect the risk associated with the rate of growth projected in the analysis. The cost of debt was determined by estimating the Company’s current borrowing rate. In our fiscal 2016 annual impairment analysis for Brazil, we assumed a cumulative annual growth rate for our revenues of approximately 19.0%, an average operating income margin of approximately 20.0% with a range from -6.9% to 31.0% and a discount rate of 16.8%.

Franchise Rights Acquired

In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our meetings business and a relief from royalty methodology for our franchise rights related to our Online business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in the meetings and Online businesses in the country in which the acquisitions have occurred. The values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand at October 1, 2016 were $675.5 million, $51.3 million, $12.4 million, $6.9 million, and $5.2 million, respectively.

Based on the results of our fiscal 2016 annual impairment analysis, we estimated that approximately 99.4% of our franchise rights acquired had a fair value at least 40% higher than their carrying amount.

In our hypothetical start-up approach analysis for fiscal 2016, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we assumed debt-free cash flow growth rates based on our expected future operating income growth rates for such country. Subsequent to the year of maturity, we estimated future cash flows for the meetings business in each country based on assumptions regarding revenue growth and operating income margins. We then discounted the estimated future cash flows utilizing discount rates consistent with those used in our goodwill impairment analysis as discussed above.

In performing this analysis for fiscal 2016, for the year of maturity we assumed revenue growth of 15.1% to 63.9%, versus meeting revenues (comprised of Meeting Fees and revenues from products sold to members in meetings) earned in the applicable country for fiscal 2015, and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 1.9%. For the year of maturity and beyond, we assumed operating income margin rates of 6.6% to 22.7%.

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

TRANSFORMATION PLAN

As previously disclosed, the Company is currently executing a multi-year transformation plan. The four strategic areas of focus of this transformation plan are as follows: improving near-term performance, including strong cost management; repositioning our brand and improving our service and product offerings; targeting new channel growth in healthcare; and building organizational capabilities. As part of our focus on strong cost management, we are committed to maintaining stringent expense disciplines. We successfully reduced our gross annualized expenses by $250 million as of the end of fiscal 2015 versus our fiscal 2012 cost base, with $150 million coming out of marketing and the balance split between cost of sales and general and administrative expenses. See Note 16 of our consolidated financial statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional details on our cost-savings initiative. The December 2015 launch of our comprehensive program innovation, Beyond the Scale, is a key component of our strategy to reposition our brand and improve our service and product offerings. This innovation expands our purpose from weight loss alone to more broadly helping people lead healthier, more active, happier lives. Management is confident this new, holistic consumer program, together with our groundbreaking partnership with Ms. Winfrey, will continue to accelerate the successful repositioning of our brand. As part of our partnership, and in furtherance of this repositioning of our brand, Ms. Winfrey was featured in our 2016 winter season television advertising in certain key markets and we plan to prominently feature Ms. Winfrey in our winter season 2017 campaign. She will also continue to be a member and may, from time to time, continue to candidly share her experiences and perspectives along the way of her weight loss journey as she has done by her participation in our Connect social media platform and her sharing her experiences in mega conference calls with members. The successful launch of the Beyond the Scale program has resulted in four consecutive quarters of recruitment growth. End of Period Subscribers in each quarter of fiscal 2016 grew versus the prior year period, demonstrating our transformation progress. End of Period Subscribers were up 10.1% in the third quarter of fiscal 2016 as compared to the prior year period. A key component of the organizational capabilities upgrade is our technology transformation, which included the replacement of legacy technology systems and architecture to enable us to deliver product and program enhancements in a more agile, cost-effective manner. For additional details on our investments to date related to this technology transformation, see “—Liquidity and Capital Resources—Investing Activities”. As we execute this transformation plan, management, from time to time, reviews the resulting revenues and associated costs to refine the plan in order to ensure resources are allocated efficiently and optimized. As management determines how resources should be reallocated, they refine the transformation plan accordingly. For example, our investment strategy in the healthcare channel and related technology has evolved to focus on proving our internal capabilities to deliver against healthcare market needs. Management continues to believe that the Company has sufficient liquidity to execute the transformation plan and does not believe the Company is constrained by its capital structure. See “— Liquidity and Capital Resources”.

ANTICIPATED BUSINESS METRICS, TRENDS AND OTHER EVENTS

We expect that our fiscal 2016 revenues will be approximately $1.17 billion, driven by higher recruitments and stable retention. Given the nature of our subscription-based payment model, revenue growth typically lags recruitment growth. Our revenue forecast includes an anticipated $15.0 million negative impact of foreign currency on fiscal 2016 revenues based on current rates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 1, 2016 COMPARED TO THE THREE MONTHS ENDED OCTOBER 3, 2015

The table below sets forth selected financial information for the third quarter of fiscal 2016 from our consolidated statements of net income for the three months ended October 1, 2016 versus selected financial information for the third quarter of fiscal 2015 from our consolidated statements of net income for the three months ended October 3, 2015:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Three Months Ended
	October 1, 2016	October 3, 2015	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$280.8	$273.3	$7.5	2.7%	4.0%

Cost of revenues	136.5	136.7	(0.2)	(0.1%)	1.2%

Gross profit	144.3	136.6	7.7	5.6%	6.8%
Gross Margin %	51.4%	50.0%
Marketing expenses	30.1	27.2	2.9	10.8%	12.9%

Selling, general & administrative expenses	47.4	46.4	1.1	2.3%	3.3%

Operating income	66.8	63.1	3.7	5.8%	6.7%
Operating Income Margin %	23.8%	23.1%
Interest expense	28.3	30.1	(1.8)	(6.0%)	(6.0%)
Other (income) expense, net	(0.1)	0.4	(0.5)	(100.0%)	(100.0%)
Early extinguishment of debt	0.0	0.1	(0.1)	(100.0%)	(100.0%)

Income before income taxes	38.6	32.6	6.0	18.6%	20.2%

Provision for income taxes	4.0	10.8	(6.8)	(62.9%)	(62.4%)

Net income	34.6	21.8	12.8	58.9%	61.1%
Net loss (income) attributable to the noncontrolling interest	0.0	(0.0)	0.0	(100.0%)	(100.0%)

Net income attributable to
Weight Watchers International, Inc.	$34.7	$21.8	12.9	59.1%	61.2%

Weighted average diluted shares outstanding	65.8	57.3	8.6	15.0%	15.0%

Diluted earnings per share	$0.53	$0.38	0.15	38.3%	40.2%

Note: Totals may not sum due to rounding.

Certain results for the third quarter of fiscal 2015 are adjusted to exclude the impact of the $1.1 million of restructuring charges associated with our previously disclosed 2015 restructuring plan. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the three months ended October 3, 2015 which have been adjusted.

(in millions except percentages)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin
Third quarter of fiscal 2015	$136.6	50.0%	$63.1	23.1%
Adjustments to Reported Amounts (1)
Restructuring charges	(0.0)		1.1

Third quarter of fiscal 2015, as adjusted (1)	$136.6	50.0%	$64.2	23.5%

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the third quarter of fiscal 2015 to exclude the impact of the $1.1 million of restructuring charges associated with our previously disclosed 2015 restructuring plan. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the third quarter of fiscal 2016 increased $7.5 million, or 2.7%, versus the third quarter of fiscal 2015. Excluding the impact of foreign currency, which negatively impacted our revenues for the third quarter of fiscal 2016 by $3.4 million, revenues in the third quarter of fiscal 2016 would have increased 4.0% versus the prior year period. This increase was driven primarily by revenue growth in North America which was offset by revenue declines in the United Kingdom and Continental Europe. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the third quarter of fiscal 2016 declined $0.2 million, or 0.1%, versus the prior year period. Gross profit increased $7.7 million, or 5.6%, in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Excluding the impact of foreign currency, which negatively impacted our gross profit for the third quarter of fiscal 2016 by $1.6 million, gross profit in the third quarter of fiscal 2016 would have increased 6.8% versus the prior year period. Gross margin expansion was driven primarily by expansion in North America, partially offset by declines in both Continental Europe and the United Kingdom. The expansion in North America gross margin was driven primarily by operating efficiencies and lower costs to support 24/7 Expert Chat in the United States as well as improved meetings leverage from higher volumes in North America. Globally, gross margin was negatively impacted by promotional activity as well as the lower contribution from the high margin licensing business.

Marketing

Marketing expenses for the third quarter of fiscal 2016 increased $2.9 million, or 10.8%, versus the third quarter of fiscal 2015. Excluding the impact of foreign currency, which decreased marketing expenses for the third quarter of fiscal 2016 by $0.6 million, marketing expenses in the third quarter of fiscal 2016 would have increased 12.9% versus the prior year period. The increase in marketing expense was driven primarily by Fall TV advertising in the United Kingdom, as well as higher production and national promotion costs in the United States. Marketing expenses as a percentage of revenue were 10.7% in the third quarter of fiscal 2016 as compared to 9.9% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the third quarter of fiscal 2016 increased $1.1 million, or 2.3%, versus the third quarter of fiscal 2015. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the third quarter of fiscal 2016 by $0.4 million, selling, general and administrative expenses in the third quarter of fiscal 2016 would have increased 3.3% versus the prior year period. Excluding the impact of the 2015 restructuring charges, which increased selling, general and administrative expenses by $1.1 million in the third quarter of fiscal 2015, selling, general and administrative expenses for the third quarter of fiscal 2016 would have increased by $2.2 million, or 4.9% (5.9% on a constant currency basis), versus the prior year period. The increase in adjusted selling, general and administrative expenses in the third quarter of fiscal 2016 was driven primarily by higher technology and professional fee expenses. Selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2016 decreased to 16.9% from 17.0% for the third quarter of fiscal 2015. Excluding the impact of the 2015 restructuring charges, selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2016 would have increased to 16.9% from 16.5% for the third quarter of fiscal 2015.

Operating Income

Operating income for the third quarter of fiscal 2016 increased $3.7 million, or 5.8%, versus the third quarter of fiscal 2015. Excluding the impact of foreign currency, which negatively impacted operating income for the third quarter of fiscal 2016 by $0.5 million, operating income in the third quarter of fiscal 2016 would have increased 6.7% versus the prior year period. This increase in operating income was driven primarily by North America which was partially offset by declines in the United Kingdom and Continental Europe. Operating income margin increased 0.7% in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. Excluding the impact of the 2015 restructuring charges, operating income margin in the third quarter of fiscal 2016 would have increased to 23.8%, or 23.7% on a constant currency basis, from 23.5% in the third quarter of fiscal 2015. This increase in operating income margin was driven primarily by the increase in gross margin expansion in the third quarter of fiscal 2016 partially offset by an increase in marketing as a percentage of revenue as well as selling, general and administrative expenses as a percentage of revenue as compared to the prior year period.

Interest Expense

Interest expense in the third quarter of fiscal 2016 decreased $1.8 million, or 6.0%, versus the third quarter of fiscal 2015. The decrease in interest expense was driven primarily by the decrease in our average debt outstanding, which decreased to $2.0 billion in the third quarter of fiscal 2016 from $2.2 billion in the third quarter of fiscal 2015. This decrease was primarily due to the payment in full on April 1, 2016 of the principal amount of loans outstanding under the Tranche B-1 Term Facility (defined hereafter). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the third quarter of fiscal 2016 and the third quarter of fiscal 2015 and excluding the impact of our interest rate swap, was 4.33% per annum at the end of the third quarter of fiscal 2016 compared to 4.28% at the end of the third quarter of fiscal 2015. Including the impact of our interest rate swap, our effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the third quarter of fiscal 2016 and the third quarter of fiscal 2015, increased to 5.53% per annum at the end of the third quarter of fiscal 2016 from 5.39% per annum at the end of the third quarter of fiscal 2015. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding interest rates on our debt outstanding and payments on our debt. For additional details on our interest rate swap see “—“Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other (Income) Expense, Net

Other (income) expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $0.5 million in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015.

Tax

Our effective tax rate for the third quarter of fiscal 2016 was 10.3% as compared to 33.1% for the third quarter of fiscal 2015. This decrease was primarily due to an $11.4 million net tax benefit due to a research and development credit and a Section 199 deduction for the tax years 2012 through 2015, partially offset by $2.7 million of out-of-period adjustments in income taxes in the third quarter of fiscal 2016.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the third quarter of fiscal 2016 reflected a $12.9 million, or 59.1%, increase over the third quarter of fiscal 2015. Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the third quarter of fiscal 2016 by $0.5 million, net income attributable to the Company in the third quarter of fiscal 2016 would have increased by 61.2% versus the prior year period. Net income attributable to the Company in the third quarter of fiscal 2016 included an $11.4 million net tax benefit due to a research and development credit and a Section 199 deduction for the tax years 2012 through 2015, partially offset by out-of-period tax adjustments of $2.7 million. Net income attributable to the Company in the third quarter of fiscal 2015 was impacted by $0.7 million of restructuring charges associated with our previously disclosed 2015 restructuring plan that affect year-over-year comparability. This increase in net income attributable to the Company was driven primarily by lower tax expense and an increase in operating income, as well as the decline in interest expense, in the third quarter of fiscal 2016 versus the prior year period.

Earnings per fully diluted share, or EPS, in the third quarter of fiscal 2016 was $0.53 compared to $0.38 in the third quarter of fiscal 2015. Third quarter fiscal 2016 EPS included a $0.13 net benefit driven by a lower tax rate of 10.3% for the third quarter of fiscal 2016 as compared to 33.1% for the prior year period. This benefit is primarily comprised of a $0.17 net tax benefit in connection with a research and development credit and a Section 199 deduction for the tax years 2012 through 2015, partially offset by a $0.04 tax expense for out-of-period tax adjustments. The higher share count in the third quarter of fiscal 2016, which was driven primarily by the Winfrey Transaction, diluted EPS by $0.08 in the third quarter of fiscal 2016. For the third quarter of fiscal 2015, EPS included a $0.01 charge in connection with the impact of the 2015 restructuring charges.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the third quarter of fiscal 2016 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q3 2016
	GAAP			Constant Currency			Total Paid Weeks	Incoming Subscribers	EOP Subscribers
	Service Revenues	Product Sales & Other	Total Revenues	Service Revenues	Product Sales & Other	Total Revenues
								(in thousands)
North America	$165.5	$27.4	$192.9	$165.5	$27.3	$192.8	24.8	1,919.6	1,846.6
UK	17.3	6.2	23.5	20.4	7.3	27.7	4.0	300.1	301.1
CE	40.6	10.1	50.7	40.5	10.1	50.6	8.0	642.1	611.3
Other (1)	9.2	4.6	13.8	8.6	4.5	13.1	1.2	75.1	74.5

Total	$232.6	$48.2	$280.8	$235.0	$49.2	$284.2	38.0	2,937.0	2,833.6

	% Change Q3 2016 vs. Q3 2015
North America	8.0%	6.3%	7.7%	7.9%	6.2%	7.7%	10.4%	8.6%	14.5%
UK	-19.5%	-25.5%	-21.1%	-5.1%	-12.2%	-7.1%	-5.2%	-5.3%	0.0%
CE	-1.8%	-5.2%	-2.5%	-2.0%	-5.3%	-2.6%	2.4%	-1.2%	2.8%
Other (1)	13.8%	2.9%	9.9%	7.2%	0.7%	4.9%	10.2%	16.7%	14.6%
Total	3.8%	-1.9%	2.7%	4.8%	0.1%	4.0%	6.8%	5.0%	10.1%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q3 2016
	Meeting Fees		Meeting Paid Weeks	Incoming Meeting Subscribers	EOP Meeting Subscribers	Online Subscription Revenues		Online Paid Weeks	Incoming Online Subscribers	EOP Online Subscribers
	GAAP	Constant Currency				GAAP	Constant Currency
				(in thousands)					(in thousands)
North America	$107.6	$107.6	11.3	843.3	810.6	$57.9	$57.9	13.4	1,076.3	1,036.1
UK	12.6	14.9	2.4	178.0	178.3	4.6	5.5	1.5	122.1	122.8
CE	21.3	21.3	2.6	208.4	196.5	19.3	19.2	5.4	433.7	414.8
Other (1)	6.4	6.0	0.6	33.0	33.0	2.8	2.6	0.5	42.1	41.6

Total	$147.9	$149.7	17.0	1,262.8	1,218.4	$84.6	$85.3	21.0	1,674.2	1,615.2

	% Change Q3 2016 vs. Q3 2015
North America	12.9%	12.8%	14.7%	13.9%	18.7%	-0.1%	-0.1%	7.1%	4.8%	11.4%
UK	-20.7%	-6.5%	-6.5%	-5.2%	-1.4%	-16.0%	-1.0%	-3.2%	-5.4%	2.2%
CE	-5.7%	-5.9%	-3.5%	-8.6%	-7.2%	3.0%	2.8%	5.5%	2.9%	8.4%
Other (1)	13.9%	6.7%	5.4%	16.0%	15.8%	13.6%	8.3%	16.4%	17.2%	13.7%
Total	6.1%	7.3%	7.7%	6.6%	10.4%	-0.1%	0.7%	6.1%	3.8%	9.9%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in the third quarter of fiscal 2016 versus the prior year period was driven primarily by the increase in Service Revenues. The increase in Service Revenues was driven by an increase in Meeting Fees in the third quarter of fiscal 2016 versus the prior year period. Online Subscription Revenues declined slightly in the third quarter of fiscal 2016 as compared to the prior year period. This decline was driven by increased promotional activity which negatively impacted Online Subscription Revenue per paid week. The increase in North America Total Paid Weeks primarily resulted from the higher number of Incoming Subscribers at the beginning of the third quarter of fiscal 2016 as compared to the beginning of the third quarter of fiscal 2015 and higher recruitments in the third quarter of fiscal 2016 versus the prior year period. This increase in recruitments was driven by the successful launch of our new Beyond the Scale program, which included the launch of SmartPoints, in late fiscal 2015, as well as increased promotional activities, particularly in the Online business. This new launch, coupled with the successful response to our strategic collaboration with Ms. Winfrey, has driven momentum in our North America business.

The increase in North America product sales and other in the third quarter of 2016 versus the prior year period was driven primarily by an increase of $2.4 million, or 17.3%, in in-meeting product sales and $2.9 million, or 100%, in other product sales, partially offset by a decline in licensing revenue of $2.6 million, or 33.4%, and advertising revenue of $0.8 million, or 45.2%.

United Kingdom Performance

The decline in United Kingdom revenues in the third quarter of fiscal 2016 versus the prior year period was driven in part by the decline in Service Revenues. The decline in United Kingdom Total Paid Weeks was driven by the lower number of Incoming Subscribers at the beginning of the third quarter of fiscal 2016 versus the beginning the third quarter of fiscal 2015. The decline in Service Revenues in the third quarter of fiscal 2016 was driven primarily by a decrease in Meeting Fees. An increase in recruitments for the Online business driven by promotional activities, including Fall TV advertising, was more than offset by recruitment declines in the meetings business in the third quarter of fiscal 2016 as compared to the prior year period, reflecting the impact of a direct competitor.

The decline in United Kingdom product sales and other in the third quarter of fiscal 2016 versus the prior year period was driven largely by the decline in licensing revenue of $1.2 million, or 42.0% (31.7% on a constant currency basis), and to a lesser extent the decline in in-meeting product sales of $0.9 million, or 18.1% (3.5% on a constant currency basis).

Continental Europe Performance

The decline in Continental Europe revenues in the third quarter of fiscal 2016 versus the prior year period was driven in part by the decline in Service Revenues. The decline in Service Revenues was driven by a decrease in Meeting Fees partially offset by an increase in Online Subscription Revenues. This decrease in Meeting Fees was driven by the lower number of Incoming Subscribers at the beginning of the third quarter of fiscal 2016 versus the beginning of the third quarter of fiscal 2015 coupled with lower recruitments in the third quarter of fiscal 2016 versus the prior year period. The increase in Online Subscription Revenues was driven by the higher number of Incoming Online Subscribers at the beginning of the third quarter of fiscal 2016 versus the beginning of the third quarter of fiscal 2015 coupled with higher recruitments in the third quarter of fiscal 2016 as compared to the prior year period.

The decline in Continental Europe product sales and other of $0.6 million, or 5.2% in the third quarter of fiscal 2016 versus the prior year period was primarily due to a decline in in-meeting product sales of $0.7 million, or 11.1%.

Other Performance

Other revenues increased in the third quarter of fiscal 2016 versus the prior year period driven primarily by an increase in Asia Pacific Service Revenues. The increase in Asia Pacific Total Paid Weeks in the third quarter of fiscal 2016 primarily resulted from the higher number of Incoming Subscribers at the beginning of the third quarter of fiscal 2016 as compared to the beginning of the third quarter of fiscal 2015 and higher recruitments in the third quarter of fiscal 2016 versus the prior year period. Recruitments in the third quarter of fiscal 2016 were driven primarily by the successful launch of our new Beyond the Scale program, which included the launch of SmartPoints late in fiscal 2015.

The increase in Other product sales and other in the third quarter of fiscal 2016 versus the third quarter of fiscal 2015 was driven primarily by an increase in revenue from our franchisees of $0.1 million, or 5.5%, offset by a slight decline in Asia Pacific publishing and magazine revenues.

RESULTS OF OPERATIONS

NINE MONTHS ENDED OCTOBER 1, 2016 COMPARED TO THE NINE MONTHS ENDED OCTOBER 3, 2015

The table below sets forth selected financial information for the first nine months of fiscal 2016 from our consolidated statements of net income for the nine months ended October 1, 2016 versus selected financial information for the first nine months of fiscal 2015 from our consolidated statements of net income for the nine months ended October 3, 2015:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Nine Months Ended
	October 1, 2016	October 3, 2015	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$897.5	$905.2	$(7.7)	(0.8%)	0.4%
Cost of revenues	442.5	451.9	(9.4)	(2.1%)	(0.7%)

Gross profit	455.0	453.3	1.7	0.4%	1.5%
Gross Margin %	50.7%	50.1%
Marketing expenses	157.8	154.8	3.0	2.0%	3.8%
Selling, general & administrative expenses	143.2	146.8	(3.6)	(2.5%)	(1.3%)

Operating income	154.1	151.7	2.3	1.5%	1.8%
Operating Income Margin %	17.2%	16.8%
Interest expense	87.0	91.7	(4.7)	(5.2%)	(5.2%)
Other expense, net	0.4	1.3	(0.9)	(69.2%)	(69.2%)
Early extinguishment of debt	0.0	(11.4)	11.4	(100.0%)	(100.0%)

Income before income taxes	66.7	70.2	(3.5)	(4.9%)	(4.3%)
Provision for income taxes	12.4	26.1	(13.7)	(52.4%)	(52.1%)

Net income	54.3	44.1	10.2	23.2%	24.0%
Net loss attributable to the noncontrolling interest	0.1	0.1	0.0	(32.5%)	(22.2%)

Net income attributable to
Weight Watchers International, Inc.	$54.4	$44.2	$10.2	23.0%	23.8%

Weighted average diluted shares outstanding	65.9	57.2	8.7	15.2%	15.2%

Diluted earnings per share	$0.83	$0.77	$0.05	6.7%	7.5%

Note: Totals may not sum due to rounding.

Certain results for the first nine months of fiscal 2015 are adjusted to exclude the impact of the $7.1 million of restructuring charges associated with our previously disclosed 2015 restructuring plan. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the nine months ended October 3, 2015 which have been adjusted.

(in millions except percentages)	Gross Profit	Gross Profit Margin	Operating Income	Operating Income Margin
First nine months of fiscal 2015	$453.3	50.1%	$151.7	16.8%
Adjustments to Reported Amounts (1)
Restructuring charges	1.7		7.1

First nine months of fiscal 2015, as adjusted (1)	$454.9	50.3%	$158.8	17.5%

Note: Totals may not sum due to rounding

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for the first nine months of fiscal 2015 to exclude the impact of the $7.1 million of restructuring charges associated with our previously disclosed 2015 restructuring plan. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in the first nine months of fiscal 2016 declined by $7.7 million, or 0.8%, to $897.5 million versus the first nine months of fiscal 2015. Excluding the impact of foreign currency, which negatively impacted our revenues for the first nine months of fiscal 2016 by $11.1 million, revenues in the first nine months of fiscal 2016 would have increased 0.4% versus the prior year period. The revenue decline in the first nine months of fiscal 2016 versus the prior year period was driven primarily by revenue declines in Continental Europe and the United Kingdom which more than offset revenue growth in North America. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first nine months of fiscal 2016 declined $9.4 million, or 2.1%, versus the prior year period. Excluding the impact of the 2015 restructuring charges, which increased total cost of revenues by $1.7 million in the first nine months of fiscal 2015, total cost of revenues in the first nine months of fiscal 2016 would have declined $7.8 million, or 1.7%, versus the prior year period. Gross profit increased $1.7 million, or 0.4% in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015 primarily due to the decrease in cost of revenues. Excluding the impact of the 2015 restructuring charges, gross profit for the first nine months of fiscal 2016 would have increased by $0.1 million from the first nine months of fiscal 2015. Excluding the impact of foreign currency, which negatively impacted gross profit for the first nine months of fiscal 2016 by $4.9 million, gross profit in the first nine months of fiscal 2016 would have increased 1.5% versus the prior year period. Gross margin in the first nine months of fiscal 2016 increased 0.6% to 50.7% versus 50.1% in the first nine months of fiscal 2015. Gross margin expansion was driven primarily by expansion in North America, partially offset by declines in both Continental Europe and the United Kingdom. The expansion in North America gross margin was driven primarily by operating efficiencies and lower costs to support 24/7 Expert Chat in the United States as well as improved meetings leverage from higher volumes in North America. Globally, gross margin was negatively impacted by promotional activity as well as the lower contribution from the high margin licensing business.

Marketing

Marketing expenses for the first nine months of fiscal 2016 increased $3.0 million, or 2.0%, versus the first nine months of fiscal 2015. Excluding the impact of foreign currency, which decreased marketing expenses for the first nine months of fiscal 2016 by $2.8 million, marketing expenses in the first nine months of fiscal 2016 would have increased 3.8% versus the prior year period. The increase in marketing expense was driven primarily by higher investments in TV media in some of our markets and higher investment in Online media in the United States, partially offset by lower production costs in the United States. Marketing expenses as a percentage of revenue were 17.6% in the first nine months of fiscal 2016 as compared to 17.1% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the first nine months of fiscal 2016 decreased $3.6 million, or 2.5%, versus the first nine months of fiscal 2015. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first nine months of fiscal 2016 by $1.7 million, selling, general and administrative expenses in the first nine months of fiscal 2016 would have declined 1.3% versus the prior year period. Excluding the impact of the 2015 restructuring charges, which increased selling, general and administrative expenses by $5.4 million in the first nine months of fiscal 2015, selling, general and administrative expenses for the first nine months of fiscal 2016 would have increased by $1.8 million, or 1.3% (2.4% on a constant currency basis), versus the prior year period. The increase in adjusted selling, general and administrative expenses in the first nine months of fiscal 2016 was driven primarily by higher incentive compensation costs and professional fees, partially offset by lower technology related expenses. Selling, general and administrative expenses as a percentage of revenue for the first nine months of fiscal 2016 decreased to 16.0% from 16.2% for the first nine months of fiscal 2015. Excluding the impact of the 2015 restructuring charges, selling, general and administrative expenses as a percentage of revenue for the first nine months of fiscal 2016 would have increased to 16.0%, from 15.6% for the first nine months of fiscal 2015.

Operating Income

Operating income for the first nine months of fiscal 2016 increased $2.3 million, or 1.5%, versus the first nine months of fiscal 2015. Excluding the impact of foreign currency, which negatively impacted operating income for the first nine months of fiscal 2016 by $0.5 million, operating income in the first nine months of fiscal 2016 would have increased 1.8% versus the prior year period. Excluding the impact of the 2015 restructuring charges and the impact of foreign currency, our operating income for the first nine months of fiscal 2016 would have decreased $4.3 million, or 2.7%, as compared to the prior year period. This decrease in operating income was driven by lower operating income in both Continental Europe and the United Kingdom partially offset by higher operating income in North America in the first nine months of fiscal 2016 as compared to the prior year period. Operating income margin increased 0.4% for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015. Excluding the impact of the 2015 restructuring charges, our operating income margin in the first nine months of fiscal 2016 would have decreased to 17.2%, or 17.0% on a constant currency basis, from 17.5% in the first nine months of fiscal 2015. This decrease in operating income margin was driven by the increase in gross margin but more than offset by an increase in both, marketing as a percentage of revenue and selling, general and administrative expenses as a percentage of revenue as compared to the prior year period.

Interest Expense

Interest expense in the first nine months of fiscal 2016 decreased $4.7 million, or 5.2%, versus the first nine months of fiscal 2015. The decrease in interest expense was driven primarily by the decrease in our average debt outstanding, which decreased to $2.1 billion in the first nine months of fiscal 2016 from $2.3 billion in the first nine months of fiscal 2015. This decrease was primarily due to the payment in full in April 2016 of the principal amount of loans outstanding under the Tranche B-1 Term Facility and the previously disclosed debt prepayments in March and June of fiscal 2015, partially offset by the drawdown of the $48.0 million available on our Revolving Facility (defined hereafter) in July 2015. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the first nine months of fiscal 2016 and the first nine months of fiscal 2015 and excluding the impact of our interest rate swap, increased to 4.31% per annum at the end of the first nine months of fiscal 2016 compared to 4.30% per annum at the end of the first nine months of fiscal 2015. Including the impact of our interest rate swap, our effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the first nine months of fiscal 2016 and the first nine months of fiscal 2015, increased to 5.48% per annum at the end of the first nine months of fiscal 2016 from 5.39% per annum at the end of the first nine months of fiscal 2015. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding interest rates on our debt outstanding, the Revolving Facility and payments on our debt. For additional details on our interest rate swap see “—“Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

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

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, decreased by $0.9 million in the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2015.

Tax

Our effective tax rate for the first nine months of fiscal 2016 was 18.6% as compared to 37.2% for the first nine months of fiscal 2015. This decrease was primarily due to the following discrete items occurring in the first nine months of fiscal 2016: (i) an $11.4 million net tax benefit due to a research and development credit and a Section 199 deduction for tax years 2012 through 2015 and (ii) the reversal of a $2.5 million valuation allowance related to tax benefits for foreign losses that are now expected to be realized, partially offset by $2.7 million of out-of-period adjustments in income taxes in the third quarter of fiscal 2016.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the first nine months of fiscal 2016 reflected a $10.2 million, or 23.0% increase from the first nine months of fiscal 2015. Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the first nine months of fiscal 2016 by $0.4 million, net income attributable to the Company in the first nine months of fiscal 2016 would have increased by 23.8% versus the prior year period. Net income attributable to the Company in the first nine months of fiscal 2016 was impacted by the following items that affect year-over-year comparability: (i) an $11.4 million net tax benefit due to a research and development credit and a Section 199 deduction for the tax years 2012 through 2015; (ii) a reversal of a $2.5 million valuation allowance related to tax benefits for foreign losses that are now expected to be realized; and (iii) tax expenses of $2.7 million for out-of-period adjustments. Net income attributable to the Company in the first nine months of fiscal 2015 was impacted by two items that affect year-over-year comparability: (i) $4.3 million of restructuring charges associated with our previously disclosed 2015 restructuring plan and (ii) a $7.0 million gain on early extinguishment of debt. This increase in net income attributable to the Company was driven primarily by lower tax expense and a decline in interest expense, as well as an increase in operating income in the first nine months of fiscal 2016 versus the prior year period.

EPS in the first nine months of fiscal 2016 was $0.83 compared to $0.77 in the first nine months of fiscal 2015. First nine months fiscal 2016 EPS includes a $0.19 net benefit driven by a lower tax rate of 18.6% for the first nine months of fiscal 2016 as compared to 37.2% for the prior year period. This benefit is primarily comprised of a (i) $0.17 net tax benefit in connection with a research and development credit and a Section 199 deduction for the tax years 2012 through 2015 and (ii) $0.04 benefit for the reversal of a valuation allowance related to tax benefits for foreign losses that are now expected to be realized, partially offset by a $0.04 expense for out-of-period tax adjustments. The higher share count in the first nine months of fiscal 2016, which was driven primarily by the Winfrey Transaction, diluted EPS by $0.13 in the first nine months of fiscal 2016. For the first nine months of fiscal 2015, EPS included an $0.08 charge in connection with the impact of the 2015 restructuring charges and a $0.12 benefit related to the gain on early extinguishment of debt.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first nine months of fiscal 2016 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	First Nine Months of Fiscal 2016
	GAAP			Constant Currency
	Service Revenues	Product Sales & Other	Total Revenues	Service Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
								(in thousands)
North America	$517.9	$95.4	$613.3	$519.7	$95.7	$615.4	77.2	1,531.5	1,846.6
UK	57.7	22.4	80.1	63.4	24.5	87.9	12.5	263.1	301.1
CE	126.6	36.8	163.4	126.4	36.9	163.4	25.0	530.7	611.3
Other (1)	25.7	14.9	40.7	26.7	15.2	41.9	3.6	64.3	74.5

Total	$727.9	$169.6	$897.5	$736.2	$172.4	$908.6	118.3	2,389.6	2,833.6

	% Change First Nine Months of Fiscal 2016 vs. First Nine Months of Fiscal 2015
North America	4.9%	4.0%	4.8%	5.3%	4.2%	5.1%	8.1%	-5.3%	14.5%
UK	-14.0%	-24.9%	-17.4%	-5.6%	-17.8%	-9.3%	-6.4%	-5.3%	0.0%
CE	-7.7%	-15.8%	-9.7%	-7.8%	-15.6%	-9.7%	-1.9%	-3.8%	2.8%
Other (1)	-3.4%	-2.5%	-3.1%	0.1%	-0.6%	-0.2%	8.6%	3.7%	14.6%
Total	0.5%	-6.1%	-0.8%	1.6%	-4.6%	0.4%	4.1%	-4.8%	10.1%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	First Nine Months of Fiscal 2016
	Meeting Fees		Meeting	Incoming	EOP	Online Subscription Revenues		Online	Incoming	EOP
	GAAP	Constant Currency	Paid Weeks	Meeting Subscribers	Meeting Subscribers	GAAP	Constant Currency	Paid Weeks	Online Subscribers	Online Subscribers
				(in thousands)					(in thousands)
North America	$334.2	$335.4	35.0	645.1	810.6	$183.7	$184.3	42.2	886.4	1,036.1
UK	43.1	47.3	7.8	153.2	178.3	14.6	16.1	4.7	109.9	122.8
CE	69.4	69.4	8.4	172.4	196.5	57.2	57.0	16.5	358.3	414.8
Other (1)	17.6	18.4	1.9	27.2	33.0	8.1	8.3	1.7	37.2	41.6

Total	$464.3	$470.5	53.2	997.9	1,218.4	$263.6	$265.7	65.1	1,391.8	1,615.2

	% Change First Nine Months of Fiscal 2016 vs. First Nine Months of Fiscal 2015
North America	8.8%	9.1%	11.4%	-6.9%	18.7%	-1.4%	-1.1%	5.5%	-4.2%	11.4%
UK	-13.7%	-5.3%	-5.2%	-3.1%	-1.4%	-15.0%	-6.4%	-8.3%	-8.2%	2.2%
CE	-10.5%	-10.4%	-6.3%	-3.2%	-7.2%	-4.1%	-4.4%	0.4%	-4.1%	8.4%
Other (1)	-4.8%	-0.9%	3.2%	2.7%	15.8%	-0.1%	2.3%	15.6%	4.4%	13.7%
Total	2.4%	3.8%	5.2%	-5.4%	10.4%	-2.8%	-2.0%	3.3%	-4.3%	9.9%

Note: Totals may not sum due to rounding

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in the first nine months of fiscal 2016 versus the prior year period was driven primarily by the increase in Service Revenues. The increase in Service Revenues was driven by an increase in Meeting Fees slightly offset by a decrease in Online Subscription Revenues in the first nine months of fiscal 2016 versus the prior year period. The decrease in Online Subscription Revenues was driven by increased promotional activity which negatively impacted Online Subscription Revenue per paid week. The increase in North America Total Paid Weeks primarily resulted from the higher recruitments in the first nine months of fiscal 2016 versus the prior year period. These higher recruitments also drove an increase in End of Period Subscribers at the end of the first nine months of fiscal 2016 versus the prior year period. This increase in recruitments was driven by the successful launch of our new Beyond the Scale program, which included the launch of SmartPoints, in late fiscal 2015 and to a lesser extent increased promotional activities, particularly in the Online business. This new launch, coupled with the successful response to our strategic collaboration with Ms. Winfrey, has driven momentum in our North America business.

The increase in North America product sales and other in the first nine months of 2016 versus the prior year period was driven primarily by an increase in in-meeting product sales of $8.2 million, or 15.5%, and an increase in other product sales of $5.3 million, or 98.0%, partially offset by a decline in licensing revenue of $4.7 million, or 21.8%, and Online advertising revenue of $3.9 million, or 86.0%.

United Kingdom Performance

The decline in United Kingdom revenues in the first nine months of fiscal 2016 versus the prior year period was driven in part by the decline in Service Revenues. The decline in United Kingdom Total Paid Weeks was driven by the lower number of Incoming Subscribers at the beginning of fiscal 2016 versus the beginning of fiscal 2015 coupled with lower recruitments in the first nine months of fiscal 2016 as compared to the prior year period reflecting the impact of a direct competitor.

The decline in United Kingdom product sales and other in the first nine months of fiscal 2016 versus the prior year period was driven by both the decline in in-meeting product sales of $4.0 million, or 20.2%, and the decline in licensing revenue of $3.6 million, or 39.5% (33.7% on a constant currency basis).

Continental Europe Performance

The decline in Continental Europe revenues in the first nine months of fiscal 2016 versus the prior year period was driven in part by the decline in Service Revenues. The decrease in Service Revenues in the first nine months of fiscal 2016 versus the prior year period was primarily the result of a decrease in Meeting Fees, as well as a decrease in Online Subscription Revenues. This decrease in Meeting Fees was driven by the lower number of Incoming Meeting Subscribers at the beginning of fiscal 2016 versus the beginning of fiscal 2015 coupled with lower recruitments in the meetings business in the first nine months of fiscal 2016 as compared to the prior year period. The decrease in Online Subscription Revenues was driven by the lower number of Incoming Online Subscribers at the start of fiscal 2016 versus the start of fiscal 2015 partially offset by an increase in recruitments in the Online business in the first nine months of fiscal 2016 versus the prior year period. In response to soft performance in our largest Continental Europe markets, in the first quarter of 2016, we changed our advertising creative and approach, which sequentially improved quarterly year-over-year trends for the second and third quarters of fiscal 2016 in our largest markets.

The decline in Continental Europe product sales and other in the first nine months of fiscal 2016 was driven primarily by a decline in in-meeting product sales of $6.4 million, or 21.9%, versus the first nine months of fiscal 2015.

Other Performance

The decline in Other revenues in the first nine months of fiscal 2016 versus the prior year period was driven primarily by Service Revenue declines partially offset by growth in revenue from franchisees. The increase in Other Total Paid Weeks was driven primarily by higher recruitments in the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2015 and also by the higher number of Incoming Subscribers at the beginning of fiscal 2016 versus the beginning of fiscal 2015. A change in promotional activities that negatively impacted the Service Revenues per paid week in both the Meetings and Online businesses in the first nine months of fiscal 2016 was partially offset by the increase in Other Total Paid Weeks versus the prior year period. The net impact of these items resulted in a slight increase in Other Service Revenues in the first nine months of fiscal 2016 versus the prior year period.

The decline in Other product sales and other in the first nine months of fiscal 2016 versus the first nine months of fiscal 2015 was driven by a decline in in-meeting product sales of $0.6 million, or 15.9% (12.9% on a constant currency basis) and a decline in Asia Pacific licensing and magazines revenues of $1.3 million or 47.3% (45.7% on a constant currency basis) partially offset by an increase in revenue from our franchisees of $1.2 million, or 17.3%.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global initiatives, pay down debt and opportunistically engage in selective acquisitions. See “—Transformation Plan” for a discussion of our strategic initiatives. On October 30, 2013, we announced that we suspended our quarterly cash dividend, as described below (see “—Dividends and Stock Transactions”). We believe that cash generated by our revenue forecast for fiscal 2016 of approximately $1.17 billion, our continued cost focus, the launch of our 2016 winter season program innovation, and our cash on hand of $99.0 million at the end of the first nine months of fiscal 2016 will provide us with sufficient liquidity to meet our obligations for the next twelve months. On April 1, 2016, we paid in full, with cash on hand, a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under the Tranche B-1 Term Facility due April 2, 2016. On July 29, 2016, we paid down, with cash on hand, a principal amount of $25.0 million of the $48.0 million outstanding under the Revolving Facility. On September 16, 2016, we paid down, with cash on hand, the remaining outstanding principal amount of $23.0 million on the Revolving Facility.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

	October 1,	January 2,	Increase/
	2016	2016	(Decrease)
	(in millions)
Total current assets	$215.1	$351.5	$(136.4)
Total current liabilities	313.7	503.1	(189.4)

Working capital deficit	(98.6)	(151.6)	(53.0)
Cash and cash equivalents	99.0	241.5	(142.5)
Current portion of long-term debt	21.0	213.3	(192.3)

Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(176.6)	$(179.8)	$(3.2)

We generally operate with negative working capital that is driven in part by our commitment and subscription plans which are our primary payment method. These plans require members and subscribers to pay us for meetings and Online subscription products before we pay for our obligations in the normal course of business. These prepayments are recorded as a current liability on our balance sheet which has resulted in, and in certain circumstances has helped drive, negative working capital. This core characteristic of our business model is expected to continue. However, during a period in which revenue is declining, we get less working capital benefit from this deferred revenue.

Including cash and cash equivalents and the current portion of long-term debt, our working capital deficit decreased by $53.0 million to $98.6 million at October 1, 2016 from $151.6 million at January 2, 2016. This decrease in our working capital deficit was driven in large part by (i) the $144.3 million cash payment on April 1, 2016 of the principal amount of loans outstanding under the Tranche B-1 Term Facility due April 2, 2016 and (ii) aggregate cash payments of $48.0 million of the amounts outstanding under the Revolving Facility, thereby lowering cash by $142.5 million at the end of the first nine months of fiscal 2016 from year-end fiscal 2015. See”—Long-Term Debt” for additional information on these debt payments.

Excluding cash and cash equivalents and the current portion of long-term debt, the working capital deficit at October 1, 2016 decreased by $3.2 million to $176.6 million from $179.8 million at January 2, 2016. The factors contributing to this decrease in our working capital deficit were: (i) a $13.1 million increase in deferred revenue driven by a combination of seasonality and improved business performance, (ii) a $9.8 million increase in the derivative payable, and (iii) a $14.5 million decrease in other current assets. These factors were offset by: (i) a $16.0 million decrease in operational liabilities and other arising primarily from higher accrued liability balances at January 2, 2016 driven primarily by winter season marketing expenses, (ii) a $22.4 million increase in prepaid income taxes as of October 1, 2016, and (iii) a $2.2 million decrease in accrued salaries and wages driven by the payout of the 2015 bonus.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the nine months ended:

	October 1,	October 3,
	2016	2015
	(in millions)
Net cash provided by operating activities	$93.9	$52.9
Net cash used for investing activities	$(29.5)	$(32.8)
Net cash used for financing activities	$(207.1)	$(104.9)

Operating Activities

First Nine Months of Fiscal 2016

Cash flows provided by operating activities of $93.9 million for the first nine months of fiscal 2016 reflected an increase of $41.0 million from $52.9 million of cash flows provided by operating activities in the first nine months of fiscal 2015. The increase in cash provided by operating activities was primarily the result of $73.8 million of benefit from year-over-year change in working capital in the first nine months of fiscal 2016 as compared to the prior year period.

First Nine Months of Fiscal 2015

Cash flows provided by operating activities of $52.9 million for the first nine months of fiscal 2015 reflected a decrease of $168.4 million from $221.3 million of cash flows provided by operating activities for the first nine months of fiscal 2014. The decrease in cash provided by operating activities was primarily the result of $69.2 million of lower net income attributable to the Company in the first nine months of fiscal 2015 as compared to the prior year period and year-over-year working capital deficit decreases of $78.5 million.

Investing Activities

First Nine Months of Fiscal 2016

Net cash used for investing activities totaled $29.5 million in the first nine months of fiscal 2016, a decrease of $3.3 million as compared to the first nine months of fiscal 2015. Due to the significant progress against our transformation plan in fiscal 2015, our technology and operating infrastructure required less investment in the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2015.

First Nine Months of Fiscal 2015

Net cash used for investing activities totaled $32.8 million in the first nine months of fiscal 2015, a decrease of $14.6 million as compared to the first nine months of fiscal 2014. This decrease was primarily attributable to the lower investment in acquisitions in the first nine months of fiscal 2015 versus the prior year period. For additional information on our acquisitions, see “Item 6. Selected Financial Data” of our Annual Report on Form 10-K for fiscal 2015.

Financing Activities

First Nine Months of Fiscal 2016

Net cash used for financing activities totaled $207.1 million in the first nine months of fiscal 2016, primarily due to a $144.3 million debt repayment in connection with the Tranche B-1 Term Facility and other scheduled debt repayments of $15.8 million in connection with the Tranche B-2 Term Facility (defined hereafter), as well as the repayment of $48.0 million outstanding under the Revolving Facility, offset by a tax benefit for restricted stock units vested and stock options exercised of $1.0 million in the first nine months of fiscal 2016.

First Nine Months of Fiscal 2015

Net cash used for financing activities totaled $104.9 million in the first nine months of fiscal 2015, primarily due to $137.1 million of debt prepayments in connection with the debt tender offers discussed below and scheduled debt repayments of $15.8 million offset by the proceeds of our revolver borrowing of $48.0 million in the first nine months of fiscal 2015. For a discussion of the debt tender offers, see “—Long-Term Debt”.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate. On April 1, 2016, we paid in full, with cash on hand, a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under the Tranche B-1 Term Facility due April 2, 2016. On July 29, 2016, we paid down, with cash on hand, a principal amount of $25.0 million of the $48.0 million outstanding under the Revolving Facility and on September 16, 2016, we paid down, with cash on hand, the remaining outstanding principal amount of $23.0 million under the Revolving Facility, which was not due until April 2, 2018.

The following schedule sets forth our long-term debt obligations at October 1, 2016:

Long-Term Debt

At October 1, 2016

(Balances in millions)

Balance
Tranche B-2 Term Facility due April 2, 2020	2,026.5
Less: Current Portion	21.0
Unamortized Deferred Financing Costs	20.4

Total Long-Term Debt	$1,985.1

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

On July 14, 2015, we drew down the $48.0 million available on our Revolving Facility in order to enhance our cash position and to provide additional financial flexibility. As of January 2, 2016, the revolver borrowing has been classified as a short-term liability in consideration of the fact that the terms of the Revolving Facility require an assessment as to whether there have been any material adverse changes with respect to the Company in connection with our monthly interest elections. Although the revolver borrowing has been classified as a short-term liability as of January 2, 2016, absent any change in fact and circumstance, we have the ability to extend and not repay the Revolving Facility until its due date of April 2, 2018.

On April 1, 2016, we paid in full, with cash on hand, a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under the Tranche B-1 Term Facility due April 2, 2016.

On July 29, 2016, we paid down, with cash on hand, a principal amount of $25.0 million of the $48.0 million outstanding under the Revolving Facility. On September 16, 2016, we paid down, with cash on hand, the remaining outstanding principal amount of $23.0 million on the Revolving Facility. At October 1, 2016, the Revolving Facility had $0 outstanding, $1.8 million in issued but undrawn letters of credit outstanding thereunder and $48.2 million in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

At October 1, 2016, under the WWI Credit Facility, we had $2,026.5 million outstanding consisting entirely of a term loan under the Tranche B-2 Term Facility.

At October 1, 2016 and January 2, 2016, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The weighted average interest rate (which includes amortization of deferred financing costs) on our debt, exclusive of the impact of swaps, was approximately 4.34% per annum at both October 1, 2016 and January 2, 2016, based on interest rates on the applicable dates. The weighted average interest rate (which includes amortization of deferred financing costs) on our debt, including the impact of swaps, was approximately 5.31% and 5.45% per annum at both October 1, 2016 and January 2, 2016, respectively, based on interest rates on the applicable dates.

Borrowings under the Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event we receive a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both

S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon our Consolidated Leverage Ratio. At April 1, 2016, the date of payment of the principal amount of loans outstanding under the Tranche B-1 Term Facility discussed above, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At October 1, 2016, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on our Consolidated Leverage Ratio as of October 1, 2016, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.50%. On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate, but in no event exceed 0.50% per annum, depending upon our Consolidated Leverage Ratio. At our Consolidated Leverage Ratio of 7:41:1.00 as of October 1, 2016, the commitment fee was 0.50% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

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

The following schedule sets forth our year-by-year debt obligations at October 1, 2016:

Total Debt Obligation

(Including Current Portion)

At October 1, 2016

(in millions)

Remainder of fiscal 2016	$5.3
Fiscal 2017	21.0
Fiscal 2018	21.0
Fiscal 2019	21.0
Fiscal 2020	1,958.2

Total	$2,026.5

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes net loss, changes in the fair value of derivative instruments and the effects of foreign currency translations. At October 1, 2016 and October 3, 2015, the cumulative balance of changes in the fair value of derivative instruments, net of taxes, was $(29.3) million and $(32.0) million, respectively. At October 1, 2016 and October 3, 2015, the cumulative balance of the effects of foreign currency translations, net of taxes, was $(8.3) million and $(11.0) million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the nine months ended October 1, 2016 and October 3, 2015, we repurchased no shares of our common stock in the open market under this program. The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the Credit Agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if our Consolidated Leverage Ratio is greater than 3.25:1. As of October 1, 2016, our Consolidated Leverage Ratio was greater than 3.25:1 and we expect that it will remain above 3.25:1 for the foreseeable future.

EBITDAS

EBITDAS, defined as earnings before interest, taxes, depreciation, amortization and stock-based compensation, in the three months ended October 1, 2016 and October 3, 2015 was $79.8 million and $78.1 million, respectively, and for the nine months ended October 1, 2016 and October 3, 2015 was $197.3 million and $210.3 million, respectively. The table below sets forth the calculations:

(in millions)

	Three Months Ended		Nine Months Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Net Income	$34.7	$21.8	$54.4	$44.2
Interest	28.3	30.1	87.0	91.7
Taxes	4.0	10.8	12.4	26.1
Depreciation and Amortization	13.4	12.5	39.1	40.7
Stock-based Compensation	(0.6)	2.9	4.4	7.6

EBITDAS	$79.8	$78.1	$197.3	$210.3

Note: Totals may not sum due to rounding

Reducing leverage is a clear capital structure priority for the Company. As part of our commitment to de-levering, we are targeting a year-end 2018 Net Debt/EBITDAS ratio of less than 4.5x, based on improved operating performance and cash generation. As of October 1, 2016, our Trailing Twelve Months EBITDAS was $242.5 million and our Net Debt/EBITDAS ratio was 7.9x. We present EBITDAS because we consider this to be a useful supplemental measure of our performance. In addition, we believe EBITDAS is useful to investors, analysts and rating agencies in measuring the ability of a company to meet its debt service obligations.

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

As of October 1, 2016, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2015 have not materially changed from January 2, 2016.

On April 1, 2016, we paid in full, with cash on hand, a principal amount of loans equal to $144.3 million, which amount constituted the entire remaining principal amount of loans outstanding under our Tranche B-1 Term Facility. At the end of the third quarter of fiscal 2016, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. For the Tranche B-2 Term Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the B-2 LIBOR Floor. In addition, at the end of the third quarter of fiscal 2016, our interest rate swap in effect had a notional amount of $1.5 billion. Accordingly, as of the end of the third quarter of fiscal 2016, based on the amount of variable rate debt including the impact of the interest rate swap and the B-2 LIBOR Floor, a hypothetical 50 basis point increase in interest rates would increase annual interest expense by approximately $3.1 million but a hypothetical 50 basis point decrease in interest rates would not decrease annual interest expense because the B-2 LIBOR Floor was higher than the LIBOR rate less the hypothetical 50 basis point decrease at October 1, 2016. This decrease is driven primarily by the lower debt balance resulting from our Tranche B-1 Term Facility being paid in full during the first quarter of fiscal 2016. This increase is driven primarily by the rate applicable to our Tranche B-2 Term Facility. The change in market risk exposure from the end of fiscal 2015 was due to lower debt balance on the Tranche B-2 Term Facility.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers (members of the Interim Office of the Chief Executive Officer) and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers (members of the Interim Office of the Chief Executive Officer) and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2016, the end of the third quarter of fiscal 2016. Based upon that evaluation and subject to the foregoing, our principal executive officers (members of the Interim Office of the Chief Executive Officer) and our principal financial officer concluded that, as of the end of the third quarter of fiscal 2016, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Tracey Mead, Derivatively on Behalf of Weight Watchers International, Inc. vs. Artal Group et. al. and Weight Watchers International, Inc.

On May 29, 2014 and June 23, 2014, the Company received shareholder litigation demand letters alleging breaches of fiduciary duties and unjust enrichment by Company officers and directors and Artal, to the alleged injury of the Company. The letters alleged defendants disseminated materially false and misleading statements and/or concealed material adverse facts, all relating to similar allegations asserted in a previously disclosed federal securities litigation pending at such time. The United States District Court for the Southern District of New York subsequently dismissed the securities litigation on May 11, 2016.

In response to the letters, pursuant to Virginia law, the Board of Directors created a special committee to review and evaluate the facts and circumstances surrounding the claims made in the demand letters. The special committee decided to undertake its review after receiving a decision on defendants’ motion to dismiss in the federal securities litigation given the overlapping issues.

On August 11, 2015, a purported shareholder derivative lawsuit was filed in New York State Court in Westchester County. The complaint alleged that certain Company directors and executive officers breached their various fiduciary duties by knowingly causing the Company to repurchase shares from Artal and from certain executive officers at artificially inflated prices in connection with a tender offer made to all shareholders. The complaint sought an order for the defendants to disgorge all profits made from selling Company stock between March 16, 2012 and April 9, 2012, as well as an award for damages sustained by the alleged breaches of fiduciary duty. In light of the dismissal of the securities litigation, the parties have reached an agreement in principle to resolve this matter.

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

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2015 other than as set forth below.

We are undergoing a chief executive officer transition, which could cause disruption to our business, and our failure to appoint a new chief executive officer with the required level of experience and expertise in a timely manner could have an adverse impact on our operations and business strategy.

In September 2016, James R. Chambers resigned as President and Chief Executive Officer and as a director of the Company. The Company’s Board of Directors appointed the following individuals to serve as members of the Interim Office of the Chief Executive Officer until such time as the Company appoints Mr. Chambers’ successor: (i) Nicholas P. Hotchkin, our Chief Financial Officer, (ii) Christopher J. Sobecki, a director of the Company and an executive at The Invus Group, LLC, the exclusive investment advisor to Artal (for additional information on Artal, see “Risk Factors—Artal effectively controls us and may have conflicts of interest with other shareholders in the future.” in our Annual Report on Form 10-K for fiscal 2015), and (iii) Thilo Semmelbauer, a newly-appointed director of the Company. Messrs. Sobecki and Semmelbauer have other business interests to which they allocate a portion of their professional time, which could have a negative impact on our business or give rise to an actual or perceived conflict of interest. We are in the process of searching for a new chief executive officer. However, if we are unsuccessful in appointing a chief executive officer with the required level of experience and expertise in a timely manner, our operations and business strategy could be materially and adversely affected. Any significant leadership change or executive management transition involves inherent risk, and may involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could have a negative impact on our business or stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description
*†Exhibit 10.1	Form of Term Sheet for Employee Performance Stock Unit Awards and Form of Terms and Conditions for Employee Performance Stock Unit Awards.

*†Exhibit 10.2	Second Letter Agreement, dated as of September 14, 2016, by and between Nicholas Hotchkin and Weight Watchers International, Inc.

**†Exhibit 10.3	Separation Agreement, dated as of September 11, 2016, by and between Weight Watchers International, Inc. and James R. Chambers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on September 13, 2016 (File No. 001-16769), and incorporated herein by reference).

*Exhibit 31.1	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer & Member, Interim Office of the Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Thilo Semmelbauer, Member, Interim Office of the Chief Executive Officer.

*Exhibit 31.3	Rule 13a-14(a) Certification by Christopher J. Sobecki, Member, Interim Office of the Chief Executive Officer.

*Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: November 8, 2016	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer & Member, Interim Office of the Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description
*†Exhibit 10.1	Form of Term Sheet for Employee Performance Stock Unit Awards and Form of Terms and Conditions for Employee Performance Stock Unit Awards.

*†Exhibit 10.2	Second Letter Agreement, dated as of September 14, 2016, by and between Nicholas Hotchkin and Weight Watchers International, Inc.

**†Exhibit 10.3	Separation Agreement, dated as of September 11, 2016, by and between Weight Watchers International, Inc. and James R. Chambers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on September 13, 2016 (File No. 001-16769), and incorporated herein by reference).

*Exhibit 31.1	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer & Member, Interim Office of the Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Thilo Semmelbauer, Member, Interim Office of the Chief Executive Officer.

*Exhibit 31.3	Rule 13a-14(a) Certification by Christopher J. Sobecki, Member, Interim Office of the Chief Executive Officer.

*Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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