Form 10-K
period 2016-12-31
WEIGHT WATCHERS INTERNATIONAL INC
filed 2017-03-01
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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

Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of July 1, 2016 (based upon the closing price of $11.71 per share of common stock as of July 1, 2016, the last business day of the registrant’s second fiscal quarter of 2016, as quoted on the New York Stock Exchange) was $321,396,267. For purposes of this computation, it is assumed that shares of common stock held by our directors, executive officers and our controlling shareholders as of July 1, 2016 would be deemed stock held by affiliates.

The number of shares outstanding of common stock as of February 1, 2017 was 63,954,303.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2017 annual meeting of shareholders are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended December 31, 2016.

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

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Annual Report on Form 10-K:

•	“fiscal 2008” refers to our fiscal year ended January 3, 2009 (included a 53rd week);

•	“fiscal 2009” refers to our fiscal year ended January 2, 2010;

•	“fiscal 2010” refers to our fiscal year ended January 1, 2011;

•	“fiscal 2011” refers to our fiscal year ended December 31, 2011;

•	“fiscal 2012” refers to our fiscal year ended December 29, 2012;

•	“fiscal 2013” refers to our fiscal year ended December 28, 2013;

•	“fiscal 2014” refers to our fiscal year ended January 3, 2015 (included a 53rd week);

•	“fiscal 2015” refers to our fiscal year ended January 2, 2016;

•	“fiscal 2016” refers to our fiscal year ended December 31, 2016;

•	“fiscal 2017” refers to our fiscal year ended December 30, 2017;

•	“fiscal 2018” refers to our fiscal year ended December 29, 2018;

•	“fiscal 2019” refers to our fiscal year ended December 28, 2019;

•	“fiscal 2020” refers to our fiscal year ended January 2, 2021 (includes a 53rd week); and

•	“fiscal 2021” refers to our fiscal year ended January 1, 2022.

The following terms used in this Annual Report on Form 10-K are our trademarks: Weight Watchers®, PointsPlus®, ProPoints® and SmartPoints®.

ii

PART I

Item 1.	Business

Overview

We believe we are the world’s leading commercial provider of weight management services, operating globally through a network of Company-owned and franchise operations. With over five decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. Weight Watchers-branded services and products include meetings conducted by us and our franchisees, digital weight management products provided through our websites, mobile sites and apps, products sold at meetings and through our websites, licensed products sold in retail channels and magazine subscriptions and other publications. Our primary sources of revenue are subscriptions for our monthly commitment plans for Weight Watchers meetings and Online subscriptions. Our “meetings” business refers to providing access to meetings to our monthly commitment plan subscribers, “pay-as-you-go” members, Total Access subscribers and other meeting members. “Online” refers to Weight Watchers Online, Weight Watchers OnlinePlus, Personal Coaching and other digital subscription products.

Our brand enjoys high awareness and credibility among all types of weight-conscious consumers—women and men, consumers online and offline, the support-inclined and the self-help-inclined. We are one of only a few commercial weight management programs whose efficacy has been clinically proven repeatedly. As the number of overweight and obese people worldwide grows, the demand for an effective, scalable and consumer-friendly weight management program increases. We believe our global presence and brand awareness uniquely position us in the global weight management market. We continue to explore different channels to access this market, including through our at-work meetings, healthcare strategic initiatives and business to business initiatives.

We believe the unique value provided by our offerings is inspiration, accountability and support. In the more than 50 years since our founding, we have built our business by helping millions of people around the world lose weight through sensible and sustainable food plans, activity, behavior modification and group support. As of the end of fiscal 2016, we had approximately 1.1 million active meeting subscribers, who could attend approximately 32,000 Weight Watchers meetings around the world, which were run by approximately 8,800 leaders—each of whom lost weight on our program. We also believe we are the leading global provider of paid digital subscription weight management products. As of the end of fiscal 2016, we had approximately 1.5 million active Online subscribers. Our Online business, together with its products, including apps for mobile and tablet devices, has evolved over time. Our strong brand, together with the effectiveness of our plans, loyal customer base and unparalleled network of service providers, are unique in the marketplace.

Business Organization and Global Operations

We have four reportable segments based on an integrated geographical structure as follows: North America, United Kingdom, Continental Europe (CE) and Other. Each reportable segment provides similar services and products. Further information regarding our reportable segments and our geographic areas can be found in Part II, Item 7 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part IV, Item 15 of this Annual Report on Form 10-K under Note 16 “Segment and Geographic Data” in the Notes to the Consolidated Financial Statements. Information concerning some of the risks to which we are exposed resulting from our international operations and foreign currency exchange rates is set forth in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

We operate in numerous countries around the world. Our “North America” reportable segment consists of our United States and Canada Company-owned operations; our “United Kingdom” reportable segment consists of our United Kingdom Company-owned operations; our “Continental Europe” reportable segment consists of our Germany, Switzerland, France, Spain, Belgium, Netherlands and Sweden Company-owned operations; and

our “Other” reportable segment consists of our Australia, New Zealand, Mexico and Brazil Company-owned operations, as well as revenues and costs from our franchises in the United States and certain other countries. Revenues from our North America, United Kingdom, Continental Europe, and Other reportable segments contributed 68.6%, 8.7%, 18.1% and 4.6%, respectively, of our total revenues in fiscal 2016. Revenues from our North America, United Kingdom, Continental Europe, and Other reportable segments contributed 64.9%, 10.7%, 19.7% and 4.7%, respectively, of our total revenues in fiscal 2015. Finally, revenues from our North America, United Kingdom, Continental Europe, and Other reportable segments contributed 64.0%, 10.6%, 20.2% and 5.2%, respectively, of our total revenues in fiscal 2014.

Our Services and Products

Our Weight Management Program and Plan

In each of our markets, we offer services and products that are built upon our weight management program, known as Beyond the Scale in North America. The program goes beyond a singular focus on weight loss, encompassing a holistic approach for your body and mind to a healthier, more active, happier life. It is comprised of a range of nutritional, activity, behavioral and lifestyle tools and approaches that can be personalized. Beyond the Scale also gives members science-based techniques that help them keep a positive mindset. Our food plan, known as SmartPoints, was developed from a combination of advancements in scientific research and consumer insights, including from customers who experienced prior Weight Watchers plans. With the SmartPoints system, each food has a SmartPoints value determined by the food’s calories, saturated fat, sugar and protein content. Customers following the SmartPoints system can eat any food as long as the SmartPoints value of their total food consumption stays within their personalized SmartPoints “budget”. Since nutritious foods generally have lower SmartPoints values, this approach guides customers toward healthier eating patterns. Based on a personalized assessment included in the Beyond the Scale program, members and subscribers get daily and weekly SmartPoints targets, personalized activity goals and relevant content tailored to their needs. Prior to the launch of SmartPoints in December 2015, we offered a weight management plan known as PointsPlus in North America, or ProPoints in certain of our other geographies. Our analysis of over 100,000 new U.S. meetings members showed that they lost 15% more weight in their first two months following the Beyond the Scale program as compared to those who followed our PointsPlus program during an equivalent period.

Our customers can participate in our program in two main ways: in-person group meetings and digitally. Within these two channels, we offer a variety of services and products to meet each customer’s preferences. Our leaders, when leading meetings and providing personal coaching, educate members and subscribers on our program and range of tools. In addition to providing support, our leaders also inspire members and subscribers, as each leader was successful in her or his weight loss journey using our methods.

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

The primary payment structure for our meetings business globally is through monthly commitment plans. Under these plans, members generally receive unlimited access to meetings at a discounted monthly price plus free access to certain Online and mobile tools and 24/7 Expert Chat, where available. Pursuant to these plans, a fee is typically charged automatically to the member’s credit card or debit card on a monthly basis until the member elects to cancel. As of the end of fiscal 2016, we had approximately 1.1 million active subscribers to our monthly commitment plans.

In fiscal 2016, we had total meeting attendance of approximately 32.9 million, which does not include management’s estimate that franchised operations had total meeting attendance of approximately 4.1 million. Franchisees typically pay us a fee equal to 10% of their meeting fee revenues. We have enjoyed a mutually beneficial relationship with our franchisees over many years. In our early years, we used an aggressive franchising strategy to quickly establish a meeting infrastructure to pre-empt competition. Since then, we have acquired a large number of franchises. Our franchisees are responsible for operating classes in their franchise class territory using the program and marketing guidelines we have developed. We provide a central support system for the program and our brand. In many of our markets, franchisees purchase products from us at wholesale prices for resale directly to members. Franchisees are obligated to adhere strictly to our program content guidelines, with the freedom to control pricing, class locations, operational structure and local promotions. Franchisees provide local operational expertise, advertising and public relations. Most franchise agreements are perpetual and can be terminated only upon a material breach or bankruptcy of the franchisee.

Our Online Business

In our Online business, we offer various digital subscription products, including Weight Watchers OnlinePlus and a weight management companion for Weight Watchers meetings members who want to digitally manage the day-to-day aspects of their weight management plan. These products provide interactive and personalized resources that allow users to follow our weight management plan via our web-based and mobile app products. In December 2014, we launched an Online subscription product, Personal Coaching, in certain of our markets, including the United States. Personal Coaching offers one-on-one telephonic, e-mail and text support and personalized planning from a Weight Watchers-certified Coach as well as access to other Online tools.

Our Online subscription products are based on the Weight Watchers approach to weight management and provide additional tools to our meetings members, as applicable. They help subscribers adopt a healthier and more active lifestyle and positive mindset, with a view toward long-term behavior modification—a key aspect of the Weight Watchers approach toward sustainable weight loss. These products provide subscribers with web and mobile app content, functionality, resources and interactive mobile and web-based weight management plans. We believe our personalized and interactive Online subscription products give subscribers an engaging weight management experience. Our online community, which can be accessed via the web and the Connect feature in our mobile app, gives our subscribers a way to stay virtually connected, and support and motivate each other.

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

Our Product Sales

We sell a range of products, including bars, snacks, cookbooks, food and restaurant guides with SmartPoints values, Weight Watchers magazines and SmartPoints calculators, and certain third-party products, such as activity-tracking monitors. These products complement our weight management program and help our customers in their weight management efforts. We have focused on selling products that drive recurring purchases. Our products are designed to be high quality, offer benefits related to the Weight Watchers program and be easy to merchandise.

We sell our products through our meetings business, online and to our franchisees. Excluding sales to or by our franchisees, in fiscal 2016, sales of proprietary products in our meetings business and online represented approximately 13.0% of our revenues. We seek to grow our product sales per attendee in our meetings business by continuing to optimize our product offerings by updating existing products, selectively introducing new products and sharing best practices across geographies. Additionally, non-members and non-subscribers can also purchase our products through our ecommerce platforms.

Licensing and Endorsements

We license the Weight Watchers brand and our other intellectual property in certain categories of food, including frozen foods and dairy, among others, and other relevant consumer products, including scales and fitness kits. We also endorse carefully selected branded consumer products. By partnering with carefully selected companies in categories relevant and helpful to weight-conscious consumers, we have a high margin licensing business that gives us access to these consumers and also increases the awareness of our brand. In connection with our acquisition from the H.J. Heinz Company, or Heinz, in September 1999, Heinz received a perpetual royalty-free license to continue using our brand in certain food categories.

Publishing

Weight Watchers magazines are published in most of our major markets. We also issue other publications, such as cookbooks and food and restaurant guides with SmartPoints values, which complement our program.

At-Work Meetings and Healthcare

As healthcare costs continue to be a significant concern on the minds of employers and their employees, we believe that our broad range of services and products uniquely positions us to serve the corporate market and help companies reduce their healthcare costs and improve the overall well-being of their employees. Our strategy is focused on leveraging our organizational capability to serve companies of every size and type by offering convenient and flexible weight-loss solutions that include workplace meetings, local community meetings and access to Weight Watchers Online.

We believe the healthcare market represents an important channel to reach new consumers. At the end of fiscal 2014, we announced a strategic initiative with Humana, Inc. to offer our weight management services as a part of coverage under certain employer-sponsored health plans. We continue to explore different approaches to this market.

Our Clinical Efficacy and Reputation in the Marketplace

Weight Watchers is one of the most clinically-studied commercial weight management programs, with dozens of peer-reviewed publications in the last 20 years. For example, in 2013, a randomized controlled trial conducted by the Baylor College of Medicine researchers and funded by us was published in The American Journal of Medicine and found that overweight and obese adults following Weight Watchers lost significantly more weight at six months than those who tried to lose weight on their own. In 2016, a randomized controlled trial conducted by the Indiana University School of Medicine and funded by us was published in the American Journal of Public Health and found that adults with prediabetes following the Weight Watchers for Prediabetes program lost significantly more weight and experienced better blood sugar control than those following a self-initiated diabetes prevention program using supplemental counseling materials. Similarly, in 2016, a randomized controlled trial conducted by The Medical University of South Carolina and funded by us was published in Obesity and found that adults with Type 2 diabetes who followed the Weight Watchers for Diabetes program lost significantly more weight and experienced better blood sugar control than those in a standard diabetes care program. Our efficacy and the value of our offerings are also well-acknowledged in the marketplace. For instance, in 2017, we again were recognized by U.S. News & World Report in the “2017 Best Diets” rankings. We ranked #1 for “Best Weight-Loss Diet” and tied for #1 for “Best Commercial Diet Plan”, “Best Fast Weight Loss Diet” and “Easiest Diet to Follow.”

Marketing and Promotion

Our communications with consumers and other promotional efforts enhance our brand image and awareness, and motivate both former and potential new customers to join Weight Watchers meetings or purchase our Online products. In October 2015, we entered into a Strategic Collaboration Agreement with Oprah Winfrey, pursuant to which, among other things, Ms. Winfrey provides us with services in her discretion to promote the Company and our programs, products and services, including in advertisements and promotions, and making personal appearances on our behalf. For example, in fiscal 2017, as part of our collaboration with Ms. Winfrey, she is appearing in our advertising campaign in the United States and also providing exclusive video content for streaming to members on our U.S. website. Further information on this agreement and our partnership with Ms. Winfrey can be found below under “—History—Winfrey Transaction.”

We advertise primarily in national media vehicles (television, digital, print, radio, etc.), which are selected based on their efficiency and effectiveness in reaching our target audience. We develop and maintain a high level of engagement with new and potential customers on various social platforms including Facebook and Instagram. While our traditional advertising schedule generally supports the three key marketing campaigns of the year, winter, spring and fall, we communicate with consumers in the Online space in real time throughout the year. Also, we utilize brand ambassadors, including from time to time celebrity spokespersons, as part of our advertising.

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

Competition

We compete in the global weight management market. The weight management industry includes commercial weight management programs; hardware and software-based mobile app and web-based weight management programs and approaches; surgical procedures; the pharmaceutical industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines, websites and social media groups; dietary supplements and meal replacement products; healthy lifestyle services, products and publications; weight management services administered by doctors, nutritionists and dieticians; government agencies and non-profit groups that offer weight management services; fitness centers and national drug store chains.

Competition among commercial weight management programs is largely based on program recognition and reputation and the effectiveness, safety and price of the program. In the United States, we compete with several other companies in the commercial weight management industry, although we believe that their businesses are not comparable to ours. For example, many of these competitors’ businesses are based on the sale of pre-packaged meals and meal replacements. Our meetings use group support and interactive, member-driven discussions to encourage learning and behavior modification to help our members move towards a healthier, more active, happier life with healthier eating patterns, in conjunction with a flexible food plan that allows members the freedom to choose what they eat. There are no significant group education-based competitors in any of our major markets, except in the United Kingdom.

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

In consideration of Ms. Winfrey entering into the Strategic Collaboration Agreement and the performance of her obligations thereunder, on October 18, 2015, we granted Ms. Winfrey a fully vested option to purchase 3,513,468 shares of our common stock, or the Winfrey Option, which remains outstanding in full. The term sheet for the Winfrey Option, which includes the terms and conditions appended thereto, relating to the grant of the Winfrey Option is referred to herein as the Winfrey Option Agreement. The Winfrey Option is exercisable at a price of $6.97 per share, in whole or in part, at any time prior to October 18, 2025, subject to earlier termination under certain circumstances, including if (i) the Strategic Collaboration Agreement expires as a result of Ms. Winfrey’s decision not to renew the term of such agreement and (ii) a change in control (as defined in the Winfrey Option Agreement) of the Company occurs. The shares issuable upon exercise of the Winfrey Option are subject to certain transfer restrictions and a right of first offer and right of first refusal held by the Company.

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

Regulation

A number of laws and regulations govern our advertising, services, products, operations and relations with consumers, licensees, franchisees, employees and other service providers and government authorities in the countries in which we operate. Certain federal, state and foreign agencies, such as the Federal Trade Commission, or FTC, and the Food and Drug Administration, or FDA, regulate and enforce such laws and regulations relating to advertising, promotions, packaging, privacy, consumer pricing and billing arrangements and other consumer protection matters. We are subject to many distinct employment, labor, commercial, benefits and tax laws and regulations in each country in which we operate, including regulations affecting our employment and wage and hour practices and our relations with our employees and service providers. Laws and regulations directly applicable to communications, operations or commerce over the Internet, such as those governing intellectual property, privacy and taxation, continue to evolve. Our operations are subject to these laws and regulations and we continue to monitor their development and our compliance. In addition, we are subject to other laws and regulations in the United States and internationally.

During the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order requires us to comply with certain procedures and disclosures in connection with our advertisements of services and products. From time to time, we have been in discussions with the FTC regarding such matters.

Employees and Service Providers

As of December 31, 2016, we had approximately 18,000 employees, a majority of whom were part-time employees. In addition, in certain of our markets, our service providers are self-employed and are not included in this total. We consider our relations with our employees and service providers to be satisfactory.

Available Information

Corporate information and our press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments thereto, are available free of charge on our website at www.weightwatchersinternational.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (i.e., generally the same day as the filing), or the SEC. Moreover, we also make available at that site the Section 16 reports filed electronically by our officers, directors and 10 percent shareholders. Usually these are publicly accessible no later than the business day following the filing.

We use our website at www.weightwatchersinternational.com, our corporate Facebook page (www.facebook.com/weightwatchers) and Instagram account (Instagram.com/weightwatchers) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels shall not be deemed to be incorporated herein by reference.

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

•	the ability to successfully implement new strategic initiatives;

•	the effectiveness of our advertising and marketing programs, including the strength of our social media presence;

•	the impact on the Weight Watchers brand of actions taken by our franchisees, licensees, suppliers and other partners;

•	the inability to refinance our debt obligations on favorable terms or at all;

•	the impact of our debt service obligations and restrictive debt covenants;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	the impact of security breaches or privacy concerns;

•	the recognition of asset impairment charges;

•	the loss of key personnel, strategic partners or consultants or failure to effectively manage and motivate our workforce;

•	our chief executive officer transition, and our ability to appoint a new chief executive officer with the required level of experience and expertise in a timely manner;

•	the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;

•	the expiration or early termination by us of leases;

•	risks and uncertainties associated with our international operations, including regulatory, economic, political and social risks and foreign currency risks;

•	uncertainties related to a downturn in general economic conditions or consumer confidence;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the anticipated benefits of such businesses;

•	the seasonal nature of our business;

•	the impact of events that discourage or impede people from gathering with others or accessing resources;

•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;

•	the outcomes of litigation or regulatory actions;

•	the impact of existing and future laws and regulations;

•	our failure to maintain effective internal control over financial reporting;

•	the possibility that the interests of Artal, who effectively controls us, will conflict with other holders of our common stock; and

•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

The weight management industry is highly competitive. We compete against a wide range of providers of weight management services and products. Our competitors include: commercial weight management programs; hardware and software-based mobile app and web-based weight management programs and approaches; surgical procedures; the pharmaceutical industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines, websites and social media groups; dietary supplements and meal replacement products; healthy lifestyle services, products and publications; weight management services administered by doctors, nutritionists and dieticians; government agencies and non-profit groups that offer weight management services; fitness centers and national drug store chains. Additional competitors may emerge as new or different weight management services, products or methods are developed and marketed. Furthermore, existing competitors may enter new markets or expand their offerings. More effective or more favorably perceived diet and weight management methods, including pharmaceutical treatments, fat and sugar substitutes or other technological and scientific advancements in weight management methods, also may be developed. This competition may reduce demand for our services and products.

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

We are continuously evaluating changing consumer preferences and the competitive environment of the weight management industry and seeking out opportunities to improve our performance through the implementation of selected strategic initiatives, such as our healthcare initiative. The goal of these efforts is to develop and implement a comprehensive and competitive business strategy which addresses the continuing changes in the weight management industry environment and our position within the industry. For example, as the healthcare industry continues to evolve its response to the obesity epidemic so do the requirements, both regulatory and business, for providers. If we do not successfully meet these requirements, we may not be perceived as an appropriate partner for certain purposes. We may not be able to successfully implement our strategic initiatives and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages. Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying expected financial results or consumer demand may not be met or economic conditions may deteriorate. We also may be unable to attract and retain highly qualified and skilled personnel to implement our strategic initiatives. If these or other factors limit our ability to successfully execute our strategic initiatives, our business activities, financial condition or results of operations may be adversely affected.

Our business depends on the effectiveness of our advertising and marketing programs, including the strength of our social media presence, to attract and retain members and subscribers.

Our business success depends on our ability to attract and retain members to our meetings and subscribers to our Online products. Our ability to attract and retain members and subscribers depends significantly on the effectiveness of our advertising and marketing practices. From time to time, we use the success stories of our members and subscribers, including in some cases celebrities, in our advertising and marketing programs to communicate on a personal level with consumers. Actions taken by these members, subscribers and celebrities that harm their personal reputation or image, or include the cessation of using our services and products, could have an adverse impact on the advertising and marketing campaigns in which they are featured. We also use social media channels as a means of communicating with consumers. Unauthorized or inappropriate use of these channels could result in harmful publicity or negative consumer experiences, which could have an adverse impact on the effectiveness of our marketing in these channels. In addition, substantial negative commentary by others on social media platforms could have an adverse impact on our reputation and ability to attract and retain members and subscribers. If our advertising and marketing campaigns do not generate a sufficient number of members and subscribers, our business, financial condition and results of operations will be adversely affected.

The Weight Watchers brand could be impaired due to actions taken by our franchisees, licensees, suppliers and other partners.

We believe that the Weight Watchers brand, including its widespread recognition and strong reputation in the market, is one of our most valuable assets and that it provides us with a competitive advantage. Our franchisees operate their businesses under our brand. In addition, we license the Weight Watchers brand to third parties for the manufacture and sale in retail stores by such parties of a variety of goods, including food products, and also endorse third-party branded consumer products. We also sell in our meeting rooms food and non-food products manufactured by third-party suppliers. Our franchisees, licensees, suppliers and other partners are independent third parties with their own financial objectives, third-party relationships and brand associations. Actions taken by them, including violations of generally accepted ethical business practices or breaches of law or contractual obligations, such as not following our program or not maintaining our quality and safety standards, could harm our brand. Also, Weight Watchers products may be subject to product recalls, brand confusion, litigation or other deficiencies, which could harm our brand. Any negative publicity associated with these actions or these third parties would adversely affect our brand and may result in decreased recruitment, meeting attendance, Online product subscriptions and product sales and, as a result, lower revenues and profits.

We may not be able to refinance our debt on favorable terms or at all depending on the condition of the capital markets and our financial condition at such time.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as attitudes toward weight management and pressure from our competitors. We have a term loan credit facility in an aggregate principal amount of $2.0 billion that will mature in April 2020. We expect to pay the principal and interest due in April 2020 from a combination of our cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. There can be no assurance that we will maintain a level of cash flows provided by operating activities in an amount sufficient to permit us to pay the principal and interest on all of our outstanding debt. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability, if any, to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. We also may not be able to secure future borrowings under our WWI Credit Facility (as defined below), which includes a revolving credit facility portion maturing in 2018, or otherwise be able to secure future debt financing under our WWI Credit Facility, to fund our planned capital expenditures and other ongoing liquidity needs.

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

As of December 31, 2016, our total debt was $2,021.3 million. In addition, at December 31, 2016, we had $48.2 million available under our revolving credit facility. Our debt consists entirely of variable-rate instruments so we are subject to the risk of higher interest rates. We seek to manage our exposure to interest rates through interest rate swaps. At the end of fiscal 2016, we had in effect an interest rate swap with a notional amount of $1.5 billion.

While there is no net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) leverage ratio maintenance requirement on our $2,021.3 million of debt outstanding, our credit facilities contain customary covenants, including covenants that in certain circumstances restrict our ability to incur additional indebtedness, pay dividends on and redeem capital stock, make other payments, including investments, sell our assets and enter into consolidations, mergers and transfers of all or substantially all of our assets. A breach of any of these covenants could result in an event of default under the credit facilities. Under the terms of our credit facilities, depending on our leverage ratio, we are obligated to offer to prepay our term loan facilities in an aggregate amount determined by our excess cash flow. If an event of default exists under the credit facilities, the lenders could elect to cease making loans and declare all amounts outstanding thereunder to be immediately due and payable. If the lenders under the credit facilities accelerate the payment of the indebtedness, we may not be able to refinance such indebtedness, and our assets may not be sufficient to repay in full that indebtedness and our other indebtedness that would become due as a result of any such acceleration.

Any failure of our technology or systems to perform satisfactorily could result in an adverse impact on our business.

We rely on software, hardware, network systems and similar technology, including cloud-based technology, that is either developed by us or licensed from or maintained by third parties to operate our websites, Online subscription product offerings and other services and products such as the recurring billing system associated with certain of our commitment plans, and to support our business operations. As much of this technology is complex, there may be future errors, defects or performance problems, including when we update our technology or integrate new technology to expand and enhance our capabilities. Our technology may malfunction or suffer from defects that become apparent only after extended use. The integrity of our technology may also be compromised as a result of third-party cyber-attacks, such as hacking, spear phishing campaigns and denial of service (DOS) attacks, which are increasingly negatively impacting companies. In addition, our operations depend on our ability to protect our information technology systems against damage from third-party cyber-attacks, fire, power loss, water, earthquakes, telecommunications failures and similar unexpected adverse events. Interruptions in our websites, services and products or network systems could result from unknown technical defects, insufficient capacity or the failure of our third party providers to provide continuous and uninterrupted service. While we maintain disaster recovery capabilities to return to normal operation in a timely manner, we do not have a fully redundant system that includes an instantaneous recovery capability.

As a result of such possible defects, failures, interruptions or other problems, our services and products could be rendered unreliable or be perceived as unreliable by customers, which could result in harm to our reputation and brand. Any failure of our technology or systems could result in an adverse impact on our business.

Our reputation and the appeal of our services and products may be harmed by security breaches or privacy concerns.

Breaches of security, vandalism and other malicious acts, which are increasingly negatively impacting companies, could result in unauthorized access to proprietary or customer information or data, including credit card transaction data, or cause interruptions to our services and products. Such unauthorized access or interruptions could harm our reputation, expose us to liability claims and may result in the loss of existing or potential customers. We rely upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store and utilize confidential information (including, but not limited to, personal customer information and data), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information as well as comply with applicable regulatory requirements and contractual obligations.

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

Many jurisdictions require that customers be notified if a security breach results in the disclosure of their personal financial account or other information, and additional jurisdictions and governmental entities are considering such laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach and such notice or public disclosure is required in the future, our reputation and our business may be harmed. Prospective and existing customers, as well as companies and health plan providers who we currently or may in the future partner with, may have concerns regarding our use of private information or data collected on our websites or through our services and products, such as weight management information, financial data, email addresses and home addresses. These privacy concerns could keep customers from using our websites or purchasing our services or products, and third parties from partnering with us.

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

In accordance with GAAP (as defined hereafter), we perform impairment reviews of our indefinite-lived assets, which include franchise rights acquired and goodwill, on at least an annual basis or more often if events so require. We also continually evaluate whether current factors or indicators, such as the deterioration in relevant, country macroeconomic conditions, an increased competitive environment, a decline in our financial performance, and/or other prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets. The process of testing franchise rights acquired, goodwill and other indefinite-lived assets for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty. Certain factors, including the future profitability of our businesses, the price of our stock and macroeconomic conditions (both at the global and local levels), might have a negative impact on the fair value of these assets. In fiscal 2013, we recorded impairment charges in the aggregate of approximately $1.2 million related to franchise rights acquired in connection with our Mexico and Hong Kong operations. We may incur additional impairment charges in the future, which would have an adverse impact on our financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II of this Annual Report on Form 10-K for additional information.

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

Loss of key personnel, strategic partners or consultants or failure to effectively manage and motivate our workforce could negatively impact our sales of services and products, business, financial condition and results of operations.

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

We also depend heavily upon our service providers to support our members and Personal Coaching subscribers in their weight management efforts. If we fail to appropriately manage and motivate our service providers, we may not be able to adequately service our customers which could negatively impact our sales of services and products. Changes in factors such as overall unemployment levels, local competition for qualified personnel, prevailing wage rates and employment law, as well as rising employee benefits costs, including insurance in the areas in which we operate, could increase our labor costs and interfere with our ability to adequately retain qualified service providers to provide support to customers. Additionally, our inability to attract and retain qualified personnel could delay or hinder our successfully executing our strategic initiatives.

We are undergoing a chief executive officer transition, which could cause disruption to our business, and our failure to appoint a new chief executive officer with the required level of experience and expertise in a timely manner could have an adverse impact on our operations and business strategy.

In September 2016, James R. Chambers resigned as President and Chief Executive Officer and as a director of the Company. The Company’s Board of Directors appointed the following individuals to serve as members of the Interim Office of the Chief Executive Officer until such time as the Company appoints Mr. Chambers’ successor: (i) Nicholas P. Hotchkin, our Chief Financial Officer, (ii) Christopher J. Sobecki, a director of the Company and an executive at The Invus Group, LLC, the exclusive investment advisor to Artal (for additional information on Artal, see “—Artal effectively controls us and may have conflicts of interest with other shareholders in the future.” below), and (iii) Thilo Semmelbauer, a newly-appointed director of the Company. Messrs. Sobecki and Semmelbauer have other business interests to which they allocate a portion of their professional time, which could have a negative impact on our business or give rise to an actual or perceived conflict of interest. We are in the process of searching for a new chief executive officer. However, if we are unsuccessful in appointing a chief executive officer with the required level of experience and expertise in a timely manner, our operations and business strategy could be materially and adversely affected. Any significant leadership change or executive management transition involves inherent risk, and may involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could have a negative impact on our business or stock price.

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

A significant portion of our revenues and operating costs are denominated in foreign currencies. We are therefore exposed to fluctuations in the exchange rates between the U.S. dollar and the currencies in which our foreign operations receive revenues and pay expenses. We do not currently hedge, and have not historically hedged, our operational exposure to foreign currency fluctuations. Our consolidated financial results are presented in U.S. dollars and therefore, during times of a strengthening U.S. dollar, our reported international revenues and earnings will be reduced because the local currency will translate into fewer U.S. dollars. In addition, the assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are recorded in shareholders’ equity as accumulated other comprehensive income (loss). Translation adjustments arising from intercompany receivables and payables with our foreign subsidiaries are generally recorded as a component of other expense (income). Accordingly, changes in currency exchange rates will cause our revenues, operating costs, net income and shareholders’ equity to fluctuate. For example, these changes had a negative impact on our fiscal 2015 and fiscal 2016 financial results.

Our business may decline as a result of a downturn in general economic conditions or consumer confidence.

Our business is highly dependent on meeting fees, Online product subscriptions and product sales. A downturn in general economic conditions or consumer confidence in any of our markets could result in people curtailing or reallocating their discretionary spending which, in turn, could reduce attendance at our meetings, Online product subscriptions and product sales. Any reduction in consumer spending may adversely affect our business, financial condition or results of operations.

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

Our meetings and Online businesses are subject to conditions beyond our control, including extreme weather, terrorism, health epidemics, loss of resources such as electricity, national disasters and other extraordinary events, that may prevent or impede current or prospective members from attending or joining meetings or subscribers from accessing our Online products. The occurrence of any event that discourages people from gathering with others or impedes their ability to access resources could adversely affect our business, financial condition or results of operations.

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

Laws and regulations directly applicable to communications, operations or commerce over the Internet, such as those governing intellectual property, privacy and taxation, continue to evolve. If we are required to comply with new laws or regulations or interpretations of existing laws or regulations that differ from our interpretations, or if we are unable to comply with these laws, regulations or interpretations, our business and results of operations could be adversely affected.

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

Our website and digital products and services are hosted on hardware and software co-located at a third-party facility in Massachusetts and by third-party cloud service providers with facilities in various locations around the United States. We also maintain a disaster recovery site with hardware and software co-located at a third-party facility in Arizona.

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

On August 11, 2015, a purported shareholder derivative lawsuit was filed in New York State Court in Westchester County. The complaint alleged that certain Company directors and executive officers breached their various fiduciary duties by knowingly causing the Company to repurchase shares from Artal and from certain executive officers at artificially inflated prices in connection with a tender offer made to all shareholders. The complaint sought an order for the defendants to disgorge all profits made from selling Company stock between March 16, 2012 and April 9, 2012, as well as an award for damages sustained by the alleged breaches of fiduciary duty. The parties agreed to settle the case by stipulation dated November 15, 2016. On February 24, 2017, the Court indicated it would approve the settlement, which provided that the Company will implement certain operational and corporate governance measures, and granted the application for attorneys’ fees and expenses by plaintiff’s counsel for $0.2 million.

Raymond Roberts v. Weight Watchers International, Inc.

On January 7, 2016, an OnlinePlus member filed a putative class action complaint against the Company in the Supreme Court of New York, New York County, asserting class claims for breach of contract and violations of the New York General Business Law. On February 5, 2016, the Company removed the case to the United States District Court, Southern District of New York. On March 18, 2016, the plaintiff filed an amended complaint, alleging that, as a result of the temporary glitches in the Company’s website and app in November and December 2015, the Company has: (1) breached its Subscription Agreement with its OnlinePlus members; and (2) engaged in deceptive acts and practices in violation of Section 350 of the New York General Business Law. The plaintiff is seeking unspecified actual, punitive and statutory damages, as well as his attorneys’ fees and costs incurred in connection with this action. The Company filed a motion to dismiss on May 6, 2016. The plaintiff filed his opposition papers on June 9, 2016 and the Company filed its reply papers on June 23, 2016. The Court granted the Company’s motion to dismiss on November 14, 2016. On November 16, 2016, the plaintiff filed a timely notice of appeal of the Court’s decision and on January 31, 2017, the plaintiff filed its brief in support of appeal. The Company’s opposition brief is due to be filed on April 5, 2017. The Company believes that the plaintiff’s appeal is without merit and will be denied in due course.

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

Set forth below are the names, ages as of December 31, 2016 and current positions of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Position
Nicholas P. Hotchkin	51	Chief Financial Officer & Member, Interim Office of the Chief Executive Officer
Thilo Semmelbauer	51	Director & Member, Interim Office of the Chief Executive Officer
Christopher J. Sobecki	58	Director & Member, Interim Office of the Chief Executive Officer
Michael F. Colosi	51	General Counsel and Secretary
Stacey Mowbray	54	President, Americas
Corinne Pollier(-Bousquet)	52	President, International
Raymond Debbane(1)	61	Chairman of the Board of Directors
Steven M. Altschuler, M.D.(1)(2)	63	Director
Philippe J. Amouyal(1)	58	Director
Cynthia Elkins(2)	51	Director
Jonas M. Fajgenbaum	44	Director
Denis F. Kelly(2)	67	Director
Sacha Lainovic	60	Director
Oprah Winfrey	62	Director

(1)	Member of Compensation and Benefits Committee.
(2)	Member of Audit Committee.

Nicholas P. Hotchkin. Mr. Hotchkin has served as our Chief Financial Officer since August 2012 and has served as a member of our Interim Office of the Chief Executive Officer since September 2016. Prior to joining us, Mr. Hotchkin had spent several years at Staples, Inc., a global leader in the office supply industry. Most recently, Mr. Hotchkin served as Senior Vice President of Finance for the U.S. Retail division of Staples based in Massachusetts, a position he held from May 2010 to August 2012. Before assuming that position, he had been Senior Vice President of Finance and Treasurer of Staples, a position he held from November 2006 to April 2010. Prior to joining Staples, Mr. Hotchkin held several corporate finance positions with Delphi Corporation and General Motors Corporation including assignments in the United States, Asia and Europe. Mr. Hotchkin received a B.A. in Economics from Harvard College and an M.B.A. from the Harvard Business School.

Thilo Semmelbauer. Mr. Semmelbauer has been a director since September 2016 and has served as a member of our Interim Office of the Chief Executive Officer since September 2016. Since 2015, Mr. Semmelbauer has been a Venture Partner of Insight Venture Partners, a global private equity and venture capital firm. He has been involved in technology ventures for over 25 years. From 2010 to 2015, he served as President and Chief Operating Officer of Shutterstock, Inc., a global marketplace for licensing images, videos, and music to businesses worldwide. From 2009 to 2010, he served as Executive Vice President, Consumer Business, of TheLadders.com, a career management company. Mr. Semmelbauer was also Weight Watchers International, Inc.’s Global Chief Operating Officer from 2006 to 2008 and Chief Operating Officer for North America from 2004 to 2006, after serving as President and Chief Operating Officer of WeightWatchers.com from 2000 to 2004 when he was part of the founding team. He holds an A.B. in Electrical Engineering and Computer

Science from Dartmouth College and a dual M.S. in Management and Electrical Engineering from the Massachusetts Institute of Technology.

Christopher J. Sobecki. Mr. Sobecki has been a director since our acquisition by Artal Luxembourg on September 29, 1999 and has served as a member of our Interim Office of the Chief Executive Officer since September 2016. Mr. Sobecki is a Managing Director of The Invus Group, LLC, which he joined in 1989. He received an M.B.A. from the Harvard Business School. He also obtained a B.S. in Industrial Engineering from Purdue University. Mr. Sobecki is a director of Lexicon Pharmaceuticals, Inc. and a number of private companies of which Artal or Invus, L.P. are shareholders.

Michael F. Colosi. Mr. Colosi has served as our General Counsel and Secretary since May 2014. Prior to joining us, Mr. Colosi most recently served as Senior Vice President, General Counsel and Corporate Secretary of Kenneth Cole Productions, Inc. (KCP), a multi-brand retail, wholesale and licensing company, from March 2007 to February 2014. His service as General Counsel and Secretary of KCP commenced in July 2000 and July 2004, respectively. He also served as Corporate Vice President of KCP from July 2000 to February 2007. Prior to joining KCP, Mr. Colosi was Associate General Counsel and Assistant Secretary for The Warnaco Group, Inc., an international apparel company, from 1996 to 2000. Mr. Colosi received a B.A. in Economics and English from Cornell University and a J.D. from The University of Michigan Law School.

Stacey Mowbray. Ms. Mowbray has served as our President, Americas since March 2016. Prior to that time, Ms. Mowbray served as President and General Manager of Weight Watchers Canada from November 2014 to March 2016. Prior to joining us, Ms. Mowbray was with Second Cup Ltd., a Canadian, publicly traded, specialty coffee business, where she served as Chief Executive Officer from May 2009 to February 2014 and President from February 2008 to May 2009. Prior to joining Second Cup Ltd., Ms. Mowbray was Chief Marketing Officer at Molson Coors Brewing Company and held various senior roles at Cara Operations Limited and PepsiCo Canada. Ms. Mowbray received a Bachelor of Business degree from Wilfrid Laurier University and an M.B.A. from the Schulich School of Business at York University.

Corinne Pollier(-Bousquet). Ms. Pollier has served as our President, International since March 2016. Prior to that time, Ms. Pollier served as our President, Continental Europe & Australia-New Zealand from January 2014 to March 2016, our President, Continental Europe from May 2013 to January 2014, our Senior Vice President of France and Switzerland from October 2008 to May 2013 and our General Manager of France from October 2003 to October 2008. Prior to joining us, from 1991 to 2003, Ms. Pollier was with VIVARTE Group (France), a European retailer of footwear and apparel, where she held various positions in the finance and planning analysis department from 1991 to 1995, various senior positions in the organization and strategy department from 1995 to 2000 and as General Manager of Kookai from 2001 to 2003. Ms. Pollier also held various product management and project management positions for the central buying office of Le Printemps department stores from 1987 to 1991. Ms. Pollier holds a Master in Management from the HEC Business School Paris.

Raymond Debbane. Mr. Debbane has been the Chairman of our Board of Directors since our acquisition by Artal Luxembourg on September 29, 1999. Mr. Debbane is a co-founder and the Chief Executive Officer of The Invus Group, LLC. Prior to forming The Invus Group, LLC in 1985, Mr. Debbane was a manager and consultant for The Boston Consulting Group in Paris, France. He holds an M.B.A. from Stanford Graduate School of Business, an M.S. in Food Science and Technology from the University of California, Davis and a B.S. in Agricultural Sciences and Agricultural Engineering from American University of Beirut. Mr. Debbane is the Chairman of the Board of Directors of Lexicon Pharmaceuticals, Inc. and a director of Blue Buffalo Pet Products, Inc. He is also the Chief Executive Officer and a director of Artal Group S.A., and the Chairman of the Board of Directors of a number of private companies of which Artal or Invus, L.P. are shareholders. Mr. Debbane was previously a director of Ceres, Inc.

Steven M. Altschuler, M.D. Dr. Altschuler has been a director since September 2012. Dr. Altschuler has served as the Chief Executive Officer of the University of Miami Health System and Senior Vice President for

Healthcare at the University of Miami since January 2016. He previously served as the Chief Executive Officer of The Children’s Hospital of Philadelphia (CHOP), one of the leading children’s hospitals in the United States, from April 2000 until June 2015. Prior to assuming the role of Chief Executive Officer, Dr. Altschuler held several positions at CHOP, including Physician-in-Chief and chief of the Division of Gastroenterology, Hepatology and Nutrition. Prior to joining CHOP, Dr. Altschuler was faculty member and chair of the Department of Pediatrics at the Perelman School of Medicine at the University of Pennsylvania. Dr. Altschuler received a B.A. in mathematics and an M.D. from Case Western Reserve University. Dr. Altschuler is a director of Mead Johnson Nutrition Company, where he is the Chair of the Compensation and Management Development Committee. Dr. Altschuler is also the Chair of the Board of Directors of Spark Therapeutics, Inc.

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

Cynthia Elkins. Ms. Elkins has been a director since March 2014. From March 2011 through December 2016, Ms. Elkins served as the Vice President of IT Americas at Genentech, Inc., a member of the Roche Group, the world’s largest biotechnology company. She previously served as Genentech’s Senior Director of IT Enterprise Applications from December 2007 to February 2011. Prior to joining Genentech, Ms. Elkins was Vice President and General Manager of Supplier Solutions and Commerce Services at Ariba, Inc. and Vice President of Product Engineering at ATP Inc. Prior to that, she held various technology leadership positions at Aspect Telecommunications, VeriFone and Digital Equipment Corporation. Ms. Elkins received a B.S. in Applied Mathematics from the University of California, Los Angeles and an M.B.A. from Santa Clara University.

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

Denis F. Kelly. Mr. Kelly has been a director since May 2015. Mr. Kelly is a Partner, and has served as a Managing Partner, of Scura Paley Securities LLC, a private investment banking firm which he co-founded, since 2001. From 1993 to 2001, he was a Managing Director of Prudential Securities Incorporated. Previously, he served as the President and Chief Executive Officer of Denbrook Capital Corporation, a merchant banking firm, from 1991 to 1993. From 1980 to 1991, Mr. Kelly held various positions at Merrill Lynch, including Managing Director of Mergers and Acquisitions and Managing Director of Merchant Banking. Mr. Kelly began his investment banking career at Lehman Brothers in 1974. Mr. Kelly received a B.A. from Amherst College and an M.B.A. from the Wharton School of Business of the University of Pennsylvania. Mr. Kelly is also a director of MSC Industrial Direct Co., Inc., where he serves as a member of the Audit Committee and the chairman of the Compensation Committee. Mr. Kelly previously served as a director of Kenneth Cole Productions, Inc., which is no longer a public company.

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

Oprah Winfrey. Ms. Winfrey has been a director since October 2015. Since January 2009, Ms. Winfrey has served as the Chairman of her cable network, OWN: Oprah Winfrey Network, taking on the role of Chief Executive Officer in July 2011. Previously, she founded Harpo, Inc. in 1986, under which she has launched numerous media and entertainment businesses, including O, The Oprah Magazine and Harpo Films, in addition to producing the award-winning talk show “The Oprah Winfrey Show” for 25 years. Ms. Winfrey is a global media leader, philanthropist, producer and actress. She also has been serving as a member of the Smithsonian’s advisory council since 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE. Our common stock trades on the NYSE under the symbol “WTW.”

The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported on the NYSE composite price history.

Fiscal 2016 (Year ended December 31, 2016)

	High	Low
First Quarter	$23.42	$10.03
Second Quarter	$16.13	$10.74
Third Quarter	$12.58	$9.37
Fourth Quarter	$12.65	$9.55

Fiscal 2015 (Year ended January 2, 2016)

	High	Low
First Quarter	$21.53	$6.71
Second Quarter	$8.93	$4.06
Third Quarter	$7.14	$3.67
Fourth Quarter	$28.05	$6.01

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg, or Artal Holdings, and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. We repurchased no shares of our common stock during the fourth quarter of fiscal 2016. As of the end of fiscal 2016, $208.9 million remained available to purchase shares of our common stock under the repurchase program.

Holders

The approximate number of holders of record of our common stock as of February 1, 2017 was 270. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

On October 30, 2013, we announced that we suspended our quarterly cash dividend. Prior to the suspension, we had been issuing a quarterly cash dividend of $0.175 per share of our common stock every quarter for several fiscal years. We currently intend to use the annual cash savings from such dividend suspension to preserve financial flexibility while funding our strategic growth initiatives and building cash for future debt repayments. Any future determination to declare and pay dividends will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors it may deem relevant. The WWI Credit Facility (as defined below) also contains restrictions on our ability to pay dividends on our common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” in Part II, and “Item 15. Exhibits and Financial Statement Schedules—Financial Statements—Note 8. Long-Term Debt” in Part IV, of this Annual Report on Form 10-K for a description of the WWI Credit Facility.

Stock Performance Graph

The following graph sets forth the cumulative return on our common stock from December 30, 2011, the last trading day of our 2011 fiscal year, through December 30, 2016, the last trading day of our 2016 fiscal year, as compared to the cumulative return of the Standard & Poor’s 500 Index, or the S&P 500 Index, and the cumulative return of the Standard & Poor’s MidCap 400 Index, or the S&P MidCap 400 Index. We selected the S&P 500 Index because it is a broad index of equity markets. We selected the S&P MidCap 400 Index, which is generally comprised of issuers having a similar market capitalization with the Company at the times presented, because we believe that there are no other lines of business or published industry indices or peer groups that provide a more meaningful comparison of the cumulative return of our stock. The graph assumes that $100 was invested on December 30, 2011 in each of (1) our common stock, (2) the S&P 500 Index and (3) the S&P MidCap 400 Index, and that all dividends were reinvested.

	Cumulative Total Return ($)
Company/Index	12.30.11	12.28.12	12.27.13	1.2.15	12.31.15	12.30.16
Weight Watchers International, Inc.	100.00	93.78	61.06	40.18	42.55	21.37
S&P 500 Index	100.00	114.07	152.98	174.56	177.01	198.18
S&P MidCap 400 Index	100.00	116.02	156.60	172.61	168.98	204.03

Item 6.	Selected Financial Data

The following schedule sets forth our selected financial data for the last five fiscal years.

SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Revenues, net	$1,164.9	$1,164.4	$1,479.9	$1,724.1	$1,839.4
Net income attributable to the Company	$67.7	$32.9	$117.8	$202.7	$257.4
Working capital deficit(1)	$(57.2)	$(151.7)	$(29.7)	$(54.6)	$(251.6)
Total assets(1)	$1,271.0	$1,394.3	$1,479.8	$1,343.5	$1,173.6
Long-term debt(1)	$1,981.3	$1,996.4	$2,244.9	$2,318.4	$2,266.6
Earnings per share:
Basic	$1.06	$0.56	$2.08	$3.61	$4.27

Diluted	$1.03	$0.56	$2.08	$3.60	$4.23

Dividends declared per common share	$—	$—	$—	$0.53	$0.70

(1)	Pursuant to the retrospective adoption in the first quarter of fiscal 2016 of the Financial Accounting Standards Board guidance on debt issuance costs and classification of deferred tax assets, the Company has reclassified unamortized debt issuance costs and deferred tax assets, respectively, in fiscal 2015, 2014, 2013 and 2012 from what had been previously reported.

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

In consideration of Ms. Winfrey entering into the Strategic Collaboration Agreement and the performance of her obligations thereunder, on October 18, 2015, we granted Ms. Winfrey the Winfrey Option to purchase 3.5 million shares of our common stock at an exercise price of $6.97 per share, which remains outstanding in full.

In fiscal 2015, net income and earnings per fully diluted share, or EPS, were negatively impacted by expenses of $8.3 million after tax, or $0.14 per fully diluted share, in connection with the Winfrey Transaction. More specifically, we recorded compensation expense of $7.8 million after tax for the full value of the Winfrey Option in the fourth quarter of fiscal 2015 (based on the Black Scholes option pricing model), as well as $0.5 million after tax of expenses for legal, compliance and other fees in connection with the Winfrey Transaction. See “Item 1. Business—History—Winfrey Transaction” for additional details on the Winfrey Transaction.

Restructuring Charges

In fiscal 2015 and fiscal 2014, we recorded $8.4 million ($5.1 million after tax or $0.09 per fully diluted share) and $11.8 million ($7.2 million after tax or $0.13 per fully diluted share) of charges, respectively, associated with the restructuring of our organization.

Early Extinguishment of Debt

Net income and EPS for the full year of fiscal 2015 were impacted by an $11.4 million ($7.0 million after tax or $0.12 per fully diluted share) gain on early extinguishment of debt in connection with the payment of an aggregate amount of cash proceeds totaling $134.6 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $148.0 million in aggregate principal amount of term loans under the Tranche B-1 Term Facility (defined hereafter).

Net income and EPS for the full year of fiscal 2013 were impacted by a $21.7 million ($13.3 million after tax or $0.24 per fully diluted share) early extinguishment of debt charge recorded in fiscal 2013 resulting from the write-off of fees in connection with our April 2013 debt refinancing.

Net Tax Benefit

In fiscal 2016, we recognized (i) an $11.4 million, or $0.17 per fully diluted share, net tax benefit due to a research and development credit and a Section 199 deduction for the tax years 2012 through 2015 and (ii) a reversal of a $2.5 million, or $0.04 per fully diluted share, valuation allowance related to tax benefits for foreign losses that are now expected to be realized. These benefits were partially offset by a $2.0 million, or $0.03 per fully diluted share, tax expense for out-of-period adjustments in income taxes in the third quarter of fiscal 2016.

In fiscal 2014, we recognized a $2.4 million, or $0.04 per fully diluted share, net tax benefit related to an intercompany loan write-off in connection with the closure of our China business partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses not expected to be realized.

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

Long-Term Debt

On March 15, 2012, the composition of our then-existing credit facilities, or collectively, the Prior WWI Credit Facility, changed as a result of our amending and restating the Prior WWI Credit Facility to, among other things, extend the maturity of certain of our term loan facilities and our revolving credit facility and to obtain new commitments for the borrowing of an additional $1,449.4 million of term loans to finance the purchases of shares of our common stock in our previously disclosed “modified Dutch auction” tender offer for our common stock and from Artal Holdings pursuant to the related share purchase agreement in the first six months of fiscal 2012. Following the amendment of the Prior WWI Credit Facility, (i) $33.1 million in aggregate principal amount of the Term A-1 Loan and $301.8 million in aggregate principal amount of the Term C Loan were converted into, and $849.4 million in aggregate principal amount of commitments to borrow new term loans were provided under, the new Term E Loan, (ii) $107.0 million in aggregate principal amount of the Term B Loan and $119.1 million in aggregate principal amount of the Term D Loan were converted into, and $600.0 million in aggregate principal amount of commitments to borrow new term loans were provided under, the new Term F Loan, and (iii) $262.0 million in aggregate principal amount of commitments under the Revolver A-1 were converted into the new revolving credit facility, Revolver A-2. The loans outstanding under each term loan facility existing prior to the amendment of the Prior WWI Credit Facility and the loans and commitments outstanding under the Revolver A-1, in each case that were not converted into the Term E Loan, the Term F Loan or the Revolver A-2, as applicable, continued to remain outstanding under the Prior WWI Credit Facility as the Term A-1 Loan, the Term B Loan, the Term C Loan, the Term D Loan or the Revolver A-1, as applicable. In connection with this amendment, we incurred fees of approximately $26.2 million in the first quarter of fiscal 2012.

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

On July 14, 2015, we drew down the $48.0 million available on our Revolving Facility in order to enhance our cash position and to provide additional financial flexibility. As of January 2, 2016, the revolver borrowing was classified as a short-term liability in consideration of the fact that the terms of the Revolving Facility require an assessment as to whether there have been any material adverse changes with respect to the Company in connection with our monthly interest elections. Although the revolver borrowing was classified as a short-term liability as of January 2, 2016, absent any change in fact and circumstance, we had, and continue to have, the ability to extend and not repay the Revolving Facility until its due date of April 2, 2018.

On April 1, 2016, we paid in full, with cash on hand, a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under the Tranche B-1 Term Facility due April 2, 2016.

On July 29, 2016, we paid down, with cash on hand, a principal amount of $25.0 million of the $48.0 million outstanding under our Revolving Facility. On September 16, 2016, we paid down, with cash on hand, the remaining outstanding principal amount of $23.0 million on our Revolving Facility.

For additional details on the WWI Credit Facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” in Part II of this Annual Report on Form 10-K.

Working Capital

In fiscal 2016, the change in working capital was driven primarily by the April 1, 2016 payment of a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under the Tranche B-1 Term Facility, and paying down in the aggregate the outstanding principal amount of $48.0 million on our Revolving Facility. In fiscal 2015, the change in working capital was driven in large part by the increase in short-term debt due within one year and the decline in cash resulting from the prepayment of debt during the fiscal year. The refinancing of our credit facilities in April 2013 resulted in much lower debt repayments in fiscal 2013 and fiscal 2014 as compared to our debt repayments in fiscal 2012. Our lower debt repayment obligations in fiscal 2013 and fiscal 2014 drove increases in cash in those years thereby lowering the working capital deficit.

Other Comprehensive Income (Loss)

Other comprehensive income, net of taxes, was $10.6 million in fiscal 2016 as compared to other comprehensive loss, net of taxes, of $18.3 million in fiscal 2015 primarily due to the positive mark to market of our interest rate swap and to a lesser extent the favorable impact of foreign currency translation adjustments. In fiscal 2016, due to hedge accounting, changes in other comprehensive income increased to $11.8 million ($7.1 million after tax) as compared to a loss of $2.1 million ($1.3 million after tax) in fiscal 2015. In addition, foreign currency translation adjustments favorably impacted results by $5.6 million ($3.5 million after tax) in fiscal 2016 as compared to a loss of $27.8 million ($17.0 million after tax) in fiscal 2015 primarily due to the revaluation of intercompany receivables and payables.

Other comprehensive loss, net of taxes, was $18.3 million in fiscal 2015 as compared to $28.9 million in fiscal 2014 primarily due to the unfavorable impact of foreign currency translation adjustments and to a lesser extent the mark to market of our interest rate swap. In fiscal 2015, foreign currency translation adjustments unfavorably impacted results by $27.8 million ($17.0 million after tax) as compared to $19.2 million ($11.7 million after tax) in fiscal 2014 primarily due to the devaluation of the Euro, Canadian dollar, and the British Pound. In addition, due to hedge accounting, changes in other comprehensive loss decreased to $2.1 million ($1.3 million after tax) in fiscal 2015 as compared to $28.3 million ($17.3 million after tax) in fiscal 2014.

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

Acquisition of Weilos

On March 11, 2015, the Company acquired for a purchase price of $6.7 million Weilos, Inc., or Weilos, a California-based startup with an online social platform. Payment was in the form of common stock issued of $2.8 million, restricted stock issued of $0.1 million and cash of $2.8 million plus cash in reserves of $1.0 million. As a result of the acquisition, Weilos became a wholly owned subsidiary of the Company and the Company began to consolidate the entity as of the date of acquisition.

Franchisee Acquisitions

The following are our acquisitions since the beginning of fiscal 2012:

Acquisition of Miami Franchise. On June 27, 2016, we acquired substantially all of the assets of our franchisee for certain territories in South Florida, Weight Watchers of Greater Miami, Inc., for a purchase price of $3.3 million.

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

Overview

We believe we are the world’s leading commercial provider of weight management services, operating globally through a network of Company-owned and franchise operations. With over five decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. Weight Watchers-branded services and products include meetings conducted by us and our franchisees, digital weight management products provided through our websites, mobile sites and apps, products sold at meetings and through our websites, licensed products sold in retail channels and magazine subscriptions and other publications. Our primary sources of revenue are subscriptions for our monthly commitment plans for Weight Watchers meetings and Online subscriptions. Our “meetings” business refers to providing access to meetings to our monthly commitment plan subscribers, “pay-as-you-go” members, Total Access subscribers and other meeting members. “Online” refers to Weight Watchers Online, Weight Watchers OnlinePlus, Personal Coaching and other digital subscription products.

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

We also generate other revenues including revenues from sales of products to members online, magazine subscriptions, publishing and third-party advertising in our publications, and payments from the sale of third-party website advertising and By Mail product.

The following table sets forth our revenues by category for the past three fiscal years.

Revenue Sources

(in millions)

	Fiscal 2016	Fiscal 2015	Fiscal 2014
	(52 weeks)	(52 weeks)	(53 weeks)
Service Revenues	$949.1	$937.4	$1,181.9
In-meeting product sales	125.5	127.3	169.1
Licensing, franchise royalties and other	90.3	99.7	128.9

Total	$1,164.9	$1,164.4	$1,479.9

Note: Totals may not sum due to rounding.

From fiscal 2014 through fiscal 2016, our revenues decreased at a compound annual rate of 11.3% driven primarily by a decline in Service Revenues. Additional revenue details are as follows:

•

Service Revenues. Service Revenues declined at a compound annual rate of 10.4% from fiscal 2014 through fiscal 2016 due to a decline in Total Paid Weeks from negative recruitment trends in both our meetings and Online businesses in the majority of the countries in which we operate. Despite entering fiscal 2016 with a lower number of Incoming Subscribers versus the prior year, higher recruitments in the first quarter of fiscal 2016 resulted in a shift so that the number of End of Period Subscribers at the end of the first quarter of fiscal 2016 increased from the prior year period. Led by our North America business, recruitments in the first quarter of fiscal 2016 were driven by the successful launch of our Beyond the Scale program, coupled with the successful response to our advertising, including television advertising featuring Ms. Winfrey in certain key markets. The positive recruitment trend continued through fiscal 2016 and drove an increase in Total Paid Weeks in fiscal 2016 versus fiscal 2015. Recruitment was the biggest challenge in our business from fiscal 2014 through the third quarter of fiscal 2015, as we faced strong competition for consumer trial from an evolving competitor set. Fiscal 2016 was a turning point in our recruitment trends. Recruitment continues to be a key strategic focus.

•

In-meeting product sales. In-meeting product sales were down 13.8% on a compound annual rate from fiscal 2014 through fiscal 2016. This decline was driven in part by a decline in the number of members attending meetings from fiscal 2014 through fiscal 2016 and in part from lower sales in the meeting room during that period.

•

Licensing, franchise royalties and other. All other revenues were down 16.3% on a compound annual rate from fiscal 2014 through fiscal 2016. This decline was driven in part by licensing revenues which declined at a compound annual rate of 26.0% from fiscal 2014 through fiscal 2016. Our licensing business was negatively impacted by competition from lower-priced, store-branded products as well as reduced consumer demand for products in the diet category. In addition, revenues from our franchisees declined at a compound annual rate of 2.8% during this period, largely driven by market performance.

Cost of Revenues

Total cost of revenues primarily consists of expenses to operate our meetings, costs to sell products in our meeting rooms and online and costs to operate our websites and Online products. Operating costs primarily consist of salary, commissions and expenses paid to our service providers, salary expense of field staff, meeting room rent, customer service costs (both in-house and third-party), program material expenses, depreciation and amortization associated with field automation, credit card and fulfillment fees and training and other expenses incurred to support our field organization. Operating costs also include costs associated with our 24/7 Expert Chat and Personal Coaching offerings introduced in December 2014. Cost to sell products includes costs of products purchased from our third-party suppliers, inventory reserves, royalties, and inbound and outbound shipping and related costs incurred in making our products available for sale or use. Costs to operate our websites include salaries and related benefits, depreciation and amortization of website development, credit card processing fees and other costs incurred in making our websites available to our members.

Marketing Expenses

Marketing expenses primarily consist of costs to produce advertising and marketing materials as well as media costs to advertise our brand and products on television, on the Internet, on the radio and in print, costs paid to third-party agencies who help us develop our marketing campaigns and strategy, expenses in support of market research, as well as costs incurred in connection with local marketing and promotions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of compensation, benefits and other related costs, including stock-based compensation, third-party consulting, temp help, audit, legal and litigation expenses as well as facility costs and depreciation and amortization of systems in support of the business infrastructure and head offices globally. Selling, general and administrative expenses also include amortization expense of certain of our intangible assets and certain one-time transaction expenses.

Gross Margin

The following table sets forth our gross profit and gross margin for the past three fiscal years, as adjusted to exclude the impact of charges from our previously disclosed 2015 and 2014 restructuring plans:

(in millions except percentages)	2016	2015	2014
Gross Profit	$585.5	$574.1	$802.6
Gross Margin	50.3%	49.3%	54.2%
Adjustments to Reported Amounts(1)
Restructuring charges	—	1.5	4.6

Gross Profit, as adjusted(1)	$585.5	$575.6	$807.2

Gross Margin impact from above adjustments(1)	0.0%	(0.1%)	(0.3%)
Gross Margin, as adjusted(1)	50.3%	49.4%	54.5%

Note: Totals may not sum due to rounding.

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2015 and 2014 to exclude the impact of the $1.5 million and $4.6 million of restructuring charges associated with our previously disclosed 2015 and 2014 restructuring plans, respectively. See “Non-GAAP Financial Measures” below for an explanation of our use of non-GAAP financial measures.

In fiscal 2015, the gross margin decline from fiscal 2014 was driven primarily by declining revenues, including declining licensing revenues, partially offset by a declining cost of revenues. In addition, particularly in the US meetings business, the cost associated with providing 24/7 Expert Chat and Personal Coaching and additional service provider compensation changes in fiscal 2015, as well as technology and training costs associated with the December 2014 introduction of new product offerings, negatively impacted margin.

In fiscal 2016, the gross margin increase from fiscal 2015 was driven primarily by declining operating expenses and increased leverage driven by higher revenues in the meetings business partially offset by a decline in licensing revenues.

Operating Income Margin

The following table sets forth our Operating Income for the past three fiscal years, as adjusted to exclude the impact of charges from our previously disclosed 2015 and 2014 restructuring plans and the expenses associated with the Winfrey Transaction:

(in millions except percentages)	2016	2015	2014
Operating Income	200.8	$168.1	$299.3
Operating Income Margin	17.2%	14.4%	20.2%
Adjustments to Reported Amounts(1)
Restructuring charges	—	8.4	11.8
Winfrey Transaction Expenses	—	13.6	—

Operating Income, as adjusted(1)	$200.8	$190.1	$311.2

Operating Income Margin impact from above adjustments(1)	0.0%	(1.9%)	(0.8%)
Operating Income Margin, as adjusted(1)	17.2%	16.3%	21.0%

Note: Totals may not sum due to rounding.

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2015 and 2014 to exclude the impact of the $8.4 million and $11.8 million of restructuring charges associated with our previously disclosed fiscal 2015 and 2014 restructuring plans, respectively, and the $13.6 million of expenses associated with the Winfrey Transaction, which includes $12.8 million of stock compensation related to the Winfrey Option. See “Non-GAAP Financial Measures” below for an explanation of our use of non-GAAP financial measures.

In fiscal 2015, the decrease in operating income margin from fiscal 2014 was primarily the result of lower gross margin and higher selling, general and administrative expenses as a percentage of revenue, partially offset by lower marketing expense as a percentage of revenue. Excluding expenses associated with the Winfrey Transaction, selling, general and administrative expenses as a percentage of revenue were flat versus the prior year. The decrease in marketing expense from fiscal 2014 was driven primarily by lower TV media and production costs globally as well as lower agency fees and celebrity and talent costs primarily in the United States.

In fiscal 2016, the increase in operating income margin from fiscal 2015 was primarily the result of the decrease in selling, general and administrative expenses as a percentage of revenue, higher gross margin, and a decrease in marketing expense as a percentage of revenue. Excluding expenses associated with the Winfrey Transaction in fiscal 2015 and the 2015 restructuring charges, selling, general and administrative expenses as a percentage of revenue increased in fiscal 2016 versus the prior year primarily due to higher compensation and incentive related costs and higher professional fees partially offset by lower technology related expenses.

Material Trends

Performance Indicators

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•

Revenues—Our “Service Revenues” consist of “Meeting Fees” and “Online Subscription Revenues”. “Meeting Fees” consist of the fees associated with our monthly commitment plans for unlimited access to meetings and other payment arrangements for access to meetings, including our “pay-as-you-go” payment arrangement and fees associated with our Total Access product. “Online Subscription Revenues” consist of the fees associated with subscriptions for our Online subscription products, including our Personal Coaching product. In addition, “product sales and other” consists of sales of products to members in meetings and online, revenues from licensing, magazine subscriptions, publishing and third-party advertising in publications, payments from the sale of third-party website advertising and the By Mail product, other revenues, and, in the case of the consolidated financial results and Other reportable segment, franchise fees with respect to commitment plans and commissions.

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

•

Incoming Subscribers—“Subscribers” refer to meetings members and Online subscribers who participate in recurring billing programs, such as our monthly commitment plans for our meetings business. The “Incoming Subscribers” metric reports Weight Watchers subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Meeting Subscribers” is the total number of Weight Watchers monthly commitment plan subscribers (including Total Access); (ii) “Incoming Online Subscribers” is the total number of Weight Watchers Online, Weight Watchers OnlinePlus and Personal Coaching subscribers; and (iii) “Incoming Subscribers” is the sum of Incoming Meeting Subscribers and Incoming Online Subscribers.

•

End of Period Subscribers—The “End of Period Subscribers” metric reports Weight Watchers subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Meeting Subscribers” is the total number of Weight Watchers monthly commitment plan subscribers (including Total Access); (ii) “End of Period Online Subscribers” is the total number of Weight Watchers Online, Weight Watchers OnlinePlus and Personal Coaching subscribers; and (iii) “End of Period Subscribers” is the sum of End of Period Meeting Subscribers and End of Period Online Subscribers.

•	recruitments

•	attendance

•	gross profit and operating expenses as a percentage of revenue

Transformation Plan

As previously disclosed, the Company is currently executing a multi-year transformation plan to return the Company to sustained growth. As part of our focus on strong cost management, we are committed to maintaining stringent expense disciplines. We successfully reduced our gross annualized expenses by $250 million as of the end of fiscal 2015 versus our fiscal 2012 cost base, with $150 million coming out of marketing and the balance split between cost of sales and selling, general and administrative expenses. See Note 20 of our consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K, for additional details on our cost-savings initiative. The December 2015 launch of our comprehensive program innovation, Beyond the Scale, was a key component of our strategy to reposition our brand and improve our service and product offerings. This innovation expanded our purpose from weight loss alone to more broadly helping people lead healthier, more active, happier lives. As part of our groundbreaking partnership with Ms. Winfrey, and in furtherance of this repositioning of our brand, she has been featured in our television advertising in certain key markets. The successful launch of the Beyond the Scale program has resulted in five consecutive quarters of recruitment growth. End of Period Subscribers in each quarter of fiscal 2016 grew versus the prior year period, demonstrating our transformation progress. End of Period Subscribers were up 9.7% in the fourth quarter of fiscal 2016 as compared to the prior year period. In connection with our organizational capabilities upgrade, we undertook our technology transformation, which included the replacement of legacy technology systems and architecture which enabled us to deliver product and program enhancements in a more agile, cost-effective manner. For additional details on our investments to date related to this technology transformation, see “—Liquidity and Capital Resources—Investing Activities”. As we execute this transformation plan, management, from time to time, reviews the resulting revenues and associated costs to refine the plan in order to ensure resources are allocated efficiently and optimized. Management continues to believe that the Company has sufficient liquidity to execute the transformation plan and does not believe the Company is constrained by its capital structure. See “— Liquidity and Capital Resources”.

Market Trends

We believe that our revenues and profitability can be sensitive to major trends in the weight management industry. In particular, we believe that our business could be adversely impacted by:

•	increased competition from hardware and software-based mobile app and web-based weight management programs and approaches;

•	the development of more effective or more favorably perceived weight management methods, including pharmaceuticals;

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

In fiscal 2015, North America Total Paid Weeks declined 20.9%, driven by a decline in both Online Paid Weeks of 22.6% and Meeting Paid Weeks of 18.8%, versus the prior year. The decline in North America Total Paid Weeks primarily resulted from the lower number of Incoming Subscribers at the beginning of fiscal 2015 versus the beginning of fiscal 2014 as well as from lower recruitments in fiscal 2015 versus the prior year. In response to weakening recruitment trends in early fiscal 2015, North America introduced new advertising and promotions. Although recruitments remained lower year-over-year in fiscal 2015, the year-over-year recruitment trend in the second and third quarters of fiscal 2015 improved as compared to the first quarter of fiscal 2015, benefitting from these actions. In the fourth quarter of fiscal 2015, following the announcement of our partnership with Ms. Winfrey in October and our early December launch of our Beyond the Scale program through the end of the fiscal 2015, recruitments increased as compared to the same period in the prior year.

In fiscal 2016, North America Total Paid Weeks increased 9.2%, driven by an increase in Meeting Paid Weeks of 12.3% and an increase in Online Paid Weeks of 6.9%, versus the prior year. The increase in North America Total Paid Weeks primarily resulted from higher recruitments in each quarter of fiscal 2016 versus the comparable prior year quarter. This increase in recruitments was driven by the successful launch of our Beyond the Scale program, which included the launch of SmartPoints, in late fiscal 2015 and to a lesser extent increased promotional activities, particularly in the Online business. This launch, coupled with the successful response to our strategic collaboration with Ms. Winfrey, has driven momentum in our North America business.

United Kingdom Metrics and Business Trends

In fiscal 2014, UK Total Paid Weeks declined 9.2% versus the prior year, driven by a decline in Meeting Paid Weeks of 9.6% and a decline in Online Paid Weeks of 8.6% versus the prior year. Total Paid Weeks performance in fiscal 2014 was driven by the lower number of Incoming Subscribers at the beginning of fiscal 2014 versus the beginning of fiscal 2013 coupled with lower recruitments in fiscal 2014 as compared to the prior year. In response to weakening recruitment trends, early in fiscal 2014, the United Kingdom introduced new advertising, implemented new promotional tactics and invested in a local marketing campaign to combat a direct competitor. As a result of these initiatives, the recruitment trend turned positive in the second half of fiscal 2014 as compared to the prior year period.

In fiscal 2015, UK Total Paid Weeks declined 14.3% versus the prior year, driven by a decline in Meeting Paid Weeks of 13.2% and a decline in Online Paid Weeks of 16.1% versus the prior year. Total Paid Weeks performance in fiscal 2015 was driven by the lower number of Incoming Subscribers at the beginning of fiscal 2015 versus the beginning of fiscal 2014 coupled with lower recruitments in fiscal 2015 as compared to the prior year. Although recruitments in fiscal 2015 remained lower year-over-year, the year-over-year recruitment trend in the second, third and fourth quarters of fiscal 2015 in the United Kingdom improved as compared to the first quarter of fiscal 2015 driven by the use of new promotional tactics and the Beyond the Scale program launch in early December 2015.

In fiscal 2016, UK Total Paid Weeks declined 5.0% versus the prior year, driven by a decline in Meeting Paid Weeks of 4.4% and a decline in Online Paid Weeks of 5.8% versus the prior year. Total Paid Weeks performance in fiscal 2016 was driven by the lower number of Incoming Subscribers at the beginning of fiscal 2016 versus the beginning of fiscal 2015 coupled with lower recruitments, primarily in the meetings business in fiscal 2016 as compared to the prior year reflecting the impact of a direct competitor.

Continental Europe Metrics and Business Trends

In fiscal 2014, Continental Europe Total Paid Weeks increased 3.1% driven by an increase in Online Paid Weeks of 6.5%, partially offset by a decline in Meeting Paid Weeks of 2.5%, versus the prior year. This increase in Online Paid Weeks was driven by the higher number of Incoming Online Subscribers at the start of fiscal 2014 versus the start of fiscal 2013. The decrease in Meeting Paid Weeks was driven by a lower number of Incoming Meeting Subscribers at the start of fiscal 2014 versus the start of fiscal 2013 and recruitment declines. Although Total Paid Weeks continued to grow in fiscal 2014, it reflected a significant slowdown in the year-over-year trend.

In fiscal 2015, Continental Europe Total Paid Weeks declined 8.0% versus the prior year, driven by a decline in Meeting Paid Weeks of 9.8% and a decline in Online Paid Weeks of 6.9% versus the prior year. This decline in Meeting Paid Weeks was driven by the lower number of Incoming Meeting Subscribers at the start of fiscal 2015 versus the start of fiscal 2014 coupled with lower meeting recruitments in fiscal 2015 as compared to the prior year. Although the number of Incoming Online Subscribers at the start of fiscal 2015 was higher than at the start of fiscal 2014, recruitment softness in the year led to this decline in Online Paid Weeks compared to the prior year. Although recruitments in fiscal 2015 remained lower year-over-year, the year-over-year recruitment trend in the second, third and fourth quarters of fiscal 2015 in Continental Europe improved as compared to the first quarter of fiscal 2015 driven by the use of new promotional tactics and the Beyond the Scale program launch in early December 2015.

In fiscal 2016, Continental Europe Total Paid Weeks declined 0.2% versus the prior year, driven by a decline in Meeting Paid Weeks of 5.1% partially offset by an increase in Online Paid Weeks of 2.4% versus the prior year. This decline in Meeting Paid Weeks was driven by the lower number of Incoming Meeting Subscribers at the start of fiscal 2016 versus the start of fiscal 2015 coupled with lower meeting recruitments in fiscal 2016 as compared to the prior year. The increase in Online Paid Weeks was driven by improved recruitments in the Online business in fiscal 2016 versus the prior year.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit and gross profit margin, operating income and operating income margin, total cost of revenues, and selling, general and administrative expenses, including components thereof, are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, as follows: (i) with respect to fiscal 2015 and fiscal 2014 to exclude the impact of charges associated with our previously disclosed plans to restructure our organization; and (ii) with respect to fiscal 2015 to exclude the impact of expenses associated with the Winfrey Transaction. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the expenses associated with the Winfrey Transaction and the restructuring charges. We also present within this Annual Report on Form 10-K the non-GAAP financial measure earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”). See “—Liquidity and Capital Resources—EBITDAS” for the calculation. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

Revenue Recognition

We earn revenue by conducting meetings, for which we charge a fee, predominantly through monthly commitment plans, prepayment plans or the “pay-as-you-go” arrangement. We also earn revenue from monthly subscriptions for our Online products, selling products in our meetings, online and to our franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements, selling magazine subscriptions, publishing, selling advertising space on our websites and in copies of our publications, and By Mail product sales.

Monthly commitment plans, prepaid meeting fees and magazine subscription revenue is recorded to deferred revenue and amortized into revenue over the period earned. Online Subscription Revenues are recognized over the period that products are provided. One-time Online sign-up fees are deferred and recognized over the expected customer relationship period. Online Subscription Revenues that are paid in advance are deferred and recognized on a straight-line basis over the subscription period. Revenue from “pay-as-you-go” meeting fees, product sales, By Mail, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customers, and commissions and royalties are earned, respectively. Revenue from advertising in magazines is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. In the meetings business, we generally charge non-refundable registration and starter fees in exchange for an introductory information session and materials we provide to new members. Revenue from these registration and starter fees are recognized when the service and products are provided, which is generally at the same time payment is received from the customer. For revenue transactions that involve multiple deliverables, the amount of revenue recognized is determined using the relative fair value of each element, which is generally based on each element’s stand-alone selling price. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. Revenue from advertising on our websites is recognized when the advertisement is viewed by the user.

We grant refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue over the same period.

Goodwill and Franchise Rights Acquired Annual Impairment Test

In fiscal 2016, we changed the timing of our annual impairment review of goodwill and other indefinite-lived intangible assets to the first day of fiscal May. Previously, we had performed the test as of the last day of our fiscal year. We determined this accounting change was preferable because it allows us to consider the data from the winter season results from the first fiscal quarter. This quarter typically represents approximately 40% of the full year recruitments, and the accounting change allows us to incorporate this data into the current and future year performance estimates. We believe the resulting change in accounting principle related to changing the annual impairment testing date did not delay, accelerate, or avoid an impairment charge.

We review goodwill and other indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, for potential impairment on at least an annual basis or more often if events so require. In performing our goodwill impairment analysis for our reporting units for fiscal 2016, fiscal 2015 and fiscal 2014, no impairment was identified as the fair value of those units exceeded their carrying value. In performing the impairment analysis for franchise rights acquired with indefinite lives for fiscal 2016, fiscal 2015 and fiscal 2014, we determined that the carrying amounts did not exceed their respective fair values and therefore, no impairment existed.

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

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Canada, Brazil and other countries at December 31, 2016 were $ 97.8 million, $39.8 million, $19.2 million and $9.3 million, respectively.

Based on the results of our annual impairment test performed as of the first day of fiscal May (May 8, 2016), we estimated that for reporting units that hold approximately 89.1% of our goodwill, those units had a fair value at least 50% higher than the respective reporting unit’s carrying amount. In Brazil, which holds 10.9% of our goodwill, the fair value of this reporting unit exceeded its carrying value by approximately 10%.

For all of our reporting units except for Brazil (see below), we estimated future cash flows by utilizing the historical debt-free cash flows (cash flows provided by operating activities less capital expenditures) attributable to that country and then applied expected future operating income growth rates for such country. We utilized operating income as the basis for measuring our potential growth because we believe it is the best indicator of the performance of our business. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for the Company’s peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data. The cost of debt was determined by estimating our current borrowing rate.

The following are the more significant assumptions utilized in our annual impairment analysis for fiscal 2016 and fiscal 2015:

	July 2,	January 2,
	2016	2016
Debt-Free Cumulative Annual Cash Flow Growth Rate	3.1% to 4.9%	0% to 6%
Discount Rate	9.4%	9.3%

As it relates to our impairment analysis for Brazil, we estimated future debt free cash flows in contemplation of our growth strategies for that market. In developing these projections, we considered the historical impact of similar growth strategies in other markets as well as the current market conditions in Brazil. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for the Company’s peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data including the current economic conditions in Brazil and the country specific risk thereon. A further risk premium was included to reflect the risk associated with the rate of growth projected in the analysis. The cost of debt was determined by estimating the Company’s current borrowing rate. In our fiscal 2016 annual impairment analysis for Brazil, we assumed a cumulative annual growth rate for our revenues of approximately 19.0%, an average operating income margin of approximately 20.0% with a range from (6.9%) to 31.0% and a discount rate of 16.8%.

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our meetings business and a relief from royalty methodology for our franchise rights related to our Online business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in the meetings and Online businesses in the country in which the acquisitions have occurred. The values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand at December 31, 2016 were $675.5 million, $50.0 million, $11.7 million, $6.5 million, and $4.9 million, respectively.

Based on the results of our fiscal 2016 annual impairment analysis, we estimated that approximately 99.4% of our franchise rights acquired had a fair value at least 40% higher than their carrying amount.

In our hypothetical start-up approach analysis for fiscal 2016, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the meetings business in each country based on assumptions regarding revenue growth and operating income margins. The cash flows associated with the Online business were based on the expected Online revenue for such country and the application of a market-based royalty rate. The cash flows for the meetings and Online businesses were discounted utilizing rates consistent with those utilized in the goodwill impairment analysis.

In performing this impairment analysis for fiscal 2016, for the year of maturity we assumed meeting room revenue (comprised of Meeting Fees and revenues from products sold to members in meetings) growth of 15.1% to 63.9% in fiscal 2016 from fiscal 2015, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 1.9%. For the year of maturity and beyond, we assumed operating income margin rates of 6.6% to 22.7%.

Information concerning significant accounting policies affecting us is set forth in Note 2 of our consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR FISCAL 2016 (52 weeks) COMPARED TO FISCAL 2015 (52 weeks)

The table below sets forth selected financial information for fiscal 2016 from our consolidated statements of net income for fiscal 2016 versus selected financial information for fiscal 2015 from our consolidated statements of net income for fiscal 2015.

Summary of Selected Financial Data

	(In millions, except per share amounts)
	Fiscal 2016	Fiscal 2015	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$1,164.9	$1,164.4	$0.5	0.0%	1.4%
Cost of revenues	579.4	590.3	(10.9)	(1.9%)	(0.3%)

Gross profit	585.5	574.1	11.4	2.0%	3.2%
Gross Margin %	50.3%	49.3%
Marketing expenses	194.4	201.0	(6.6)	(3.3%)	(1.5%)
Selling, general & administrative expenses	190.3	205.0	(14.7)	(7.2%)	(6.1%)

Operating income	200.8	168.1	32.8	19.5%	20.2%
Operating Income Margin %	17.2%	14.4%
Interest expense	115.2	121.8	(6.7)	(5.5%)	(5.5%)
Other expense, net	1.5	2.0	(0.5)	(24.8%)	(24.8%)
Gain on early extinguishment of debt	—	(11.4)	11.4	(100.0%)	(100.0%)

Income before income taxes	84.1	55.6	28.5	51.3%	53.4%
Provision for income taxes	16.6	22.8	(6.2)	(27.2%)	(26.1%)

Net income	67.5	32.8	34.7	100.0%	100.0%
Net loss attributable to the noncontrolling interest	0.2	0.2	0.0	24.1%	25.1%

Net income attributable to Weight Watchers International, Inc.	$67.7	$32.9	$34.8	100.0%	100.0%

Weighted average diluted shares outstanding	65.9	59.0	6.9	11.8%	11.8%

Diluted earnings per share	$1.03	$0.56	$0.47	83.9%	86.4%

Note: Totals may not sum due to rounding.

Certain results for fiscal 2015 are adjusted to exclude the impact of the $8.4 million of restructuring charges associated with our previously disclosed 2015 restructuring plan and the $13.6 million of expenses associated with the Winfrey Transaction, which includes $12.8 million of stock compensation related to the Winfrey Option. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the fiscal year ended January 2, 2016 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Fiscal 2015	$574.1	49.3%	$168.1	14.4%
Adjustments to Reported Amounts(1)
Restructuring charges	1.5		8.4
Winfrey Transaction Expenses	—		13.6

Total Adjustments(1)	1.5		22.0
Fiscal 2015, as adjusted(1)	$575.6	49.4%	$190.1	16.3%

Note: Totals may not sum due to rounding.

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2015 to exclude the impact of the $8.4 million of restructuring charges associated with our previously disclosed 2015 restructuring plan and the $13.6 million of expenses associated with the Winfrey Transaction, which includes $12.8 million of stock compensation related to the Winfrey Option. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in fiscal 2016 were $1,164.9 million, an increase of $0.5 million versus fiscal 2015. Excluding the impact of foreign currency, which negatively impacted our revenues for fiscal 2016 by $15.9 million, revenues in fiscal 2016 would have increased 1.4% versus the prior year. This increase was driven primarily by revenue growth in North America which was offset by declines in Continental Europe and the United Kingdom. See “— Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in fiscal 2016 declined $10.9 million, or 1.9%, versus the prior year. Excluding the impact of the 2015 restructuring charges, which increased total cost of revenues by $1.5 million in fiscal 2015, total cost of revenues in fiscal 2016 would have declined $9.4 million, or 1.6%, versus the prior year. Gross profit increased $11.4 million, or 2.0% in fiscal 2016 compared to fiscal 2015 primarily due to the decrease in cost of revenues. Excluding the impact of the 2015 restructuring charges, gross profit for fiscal 2016 would have increased $9.9 million, or 1.7%, from fiscal 2015. Excluding the impact of foreign currency, which negatively impacted gross profit for fiscal 2016 by $7.1 million, gross profit in fiscal 2016 would have increased 3.2% versus the prior year. Gross margin in fiscal 2016 increased 1.0% to 50.3% versus 49.3% in fiscal 2015. Gross margin expansion was driven primarily by expansion in North America, partially offset by declines in both Continental Europe and the United Kingdom. The expansion in North America gross margin was driven primarily by operating efficiencies and lower costs to support 24/7 Expert Chat in the United States as well as improved meetings leverage from higher volumes in North America. Globally, gross margin was negatively impacted by promotional activity as well as the lower contribution from the high margin licensing business.

Marketing

Marketing expenses for fiscal 2016 decreased $6.6 million, or 3.3%, versus fiscal 2015. Excluding the impact of foreign currency, which decreased marketing expenses for fiscal 2016 by $3.6 million, marketing expenses in fiscal 2016 would have decreased 1.5% versus fiscal 2015. Marketing expenses as a percentage of revenue were 16.7% in fiscal 2016 as compared to 17.3% in the prior year.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2016 decreased $14.7 million, or 7.2%, versus fiscal 2015. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for fiscal 2016 by $2.3 million, selling, general and administrative expenses in fiscal 2016 would have declined 6.1% versus the prior year. Excluding the impact of the 2015 restructuring charges and the expenses associated with the Winfrey Transaction, which increased selling, general and administrative expenses in the aggregate by $20.5 million in fiscal 2015, selling, general and administrative expenses for fiscal 2016 would have increased $5.8 million, or 3.1% (4.4% on a constant currency basis), versus the prior year. The increase in adjusted selling, general and administrative expenses in fiscal 2016 was driven primarily by higher compensation and incentive related costs and higher professional fees, partially offset by lower technology related expenses. Selling, general and administrative expenses as a percentage of revenue for fiscal 2016 decreased to 16.3% from 17.6% for fiscal 2015. Excluding the impact of the 2015 restructuring charges and the expenses associated with the Winfrey Transaction, selling, general and administrative expenses as a percentage of revenue for fiscal 2016 would have increased to 16.3% from 15.8% for fiscal 2015.

Operating Income

Operating income for fiscal 2016 increased $32.8 million, or 19.5%, versus fiscal 2015. Excluding the impact of foreign currency, which negatively impacted operating income for fiscal 2016 by $1.2 million, operating income in fiscal 2016 would have increased 20.2% versus the prior year. Excluding the impact of the 2015 restructuring charges, the expenses associated with the Winfrey Transaction and the impact of foreign currency, our operating income for fiscal 2016 would have increased $11.9 million, or 6.3%, as compared to the prior year. This increase in operating income was primarily driven by higher operating income in North America partially offset by lower operating income in both Continental Europe and the United Kingdom in fiscal 2016 as compared to the prior year. Operating income margin increased 2.8% for fiscal 2016 compared to fiscal 2015. Excluding the impact of the 2015 restructuring charges and the expenses associated with the Winfrey Transaction, our operating income margin in fiscal 2016 would have increased to 17.2%, or 17.1% on a constant currency basis, from 16.3% in fiscal 2015. This increase in operating income margin was driven by the increase in gross margin and a decrease in marketing expenses as a percentage of revenue as compared to the prior year partially offset by an increase in selling, general and administrative expenses as a percentage of revenue as compared to the prior year.

Interest Expense

Interest expense in fiscal 2016 decreased $6.7 million, or 5.5%, versus fiscal 2015. The decrease in interest expense was driven primarily by the decrease in our average debt outstanding, which decreased to $2.1 billion in fiscal 2016 from $2.3 billion in fiscal 2015. This decrease was primarily due to the payment in full in April 2016 of the principal amount of loans outstanding under the Tranche B-1 Term Facility and the previously disclosed debt prepayments in March and June of fiscal 2015. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during fiscal 2016 and fiscal 2015 and excluding the impact of our interest rate swap, increased to 4.38% per annum at fiscal 2016 year end compared to 4.34% per annum at fiscal 2015 year end. Including the impact of our interest rate swap, our effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during fiscal 2016 and fiscal 2015, increased to 5.56% per annum at fiscal 2016 year end from 5.45% per annum at fiscal 2015 year end. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding interest rates on our debt outstanding, the Revolving Facility and payments on our debt. For additional details on our interest rate swap, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Part III of this Annual Report on Form 10-K.

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

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, decreased by $0.5 million in fiscal 2016 compared to the prior year.

Tax

Our effective tax rate for fiscal 2016 was 19.8% as compared to 41.1% for fiscal 2015. This decrease was primarily due to the following discrete items occurring in fiscal 2016: (i) an $11.4 million net tax benefit due to a research and development credit and a Section 199 deduction for tax years 2012 through 2015 and (ii) the reversal of a $2.5 million valuation allowance related to tax benefits for foreign losses that are now expected to be realized. These benefits were partially offset by $2.0 million of out-of-period adjustments in income taxes in fiscal 2016.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in fiscal 2016 reflected a $34.8 million, or 105.5% increase from fiscal 2015. Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in fiscal 2016 by $0.9 million, net income attributable to the Company in fiscal 2016 would have increased by 108.4% versus the prior year. Net income attributable to the Company in fiscal 2016 was impacted by the following items that affect year-over-year comparability: (i) an $11.4 million net tax benefit due to a research and development credit and a Section 199 deduction for the tax years 2012 through 2015 and (ii) a reversal of a $2.5 million valuation allowance related to tax benefits for foreign losses that are now expected to be realized, both offset by (iii) tax expenses of $2.0 million for out-of-period adjustments. Net income attributable to the Company in fiscal 2015 was impacted by the following items that affect year-over-year comparability: (i) $5.1 million of restructuring charges associated with our previously disclosed 2015 restructuring plan; (ii) $8.3 million of expenses associated with the Winfrey Transaction; and (iii) a $7.0 million gain on early extinguishment of debt. This increase in net income attributable to the Company was driven primarily by an increase in operating income, lower tax expense and a decline in interest expense in fiscal 2016 versus the prior year, partially offset by the gain on early extinguishment of debt in fiscal 2015.

Earnings per fully diluted share, or EPS, in fiscal 2016 was $1.03 compared to $0.56 in fiscal 2015. The lower tax rate of 19.8% in fiscal 2016 compared to 41.1% in fiscal 2015 resulted in a net benefit to the Company. This benefit was primarily comprised of a (i) $0.17 net tax benefit in connection with a research and development credit and a Section 199 deduction for the tax years 2012 through 2015 and (ii) $0.04 benefit for the reversal of a valuation allowance related to tax benefits for foreign losses that are now expected to be realized, partially offset by a $0.03 expense for out-of-period tax adjustments. The higher share count in fiscal 2016, which was driven primarily by the Winfrey Transaction, diluted EPS by $0.12 in fiscal 2016. For fiscal 2015, EPS included a $0.09 charge in connection with the impact of the 2015 restructuring charges, a $0.14 charge associated with the Winfrey Transaction and a $0.12 benefit related to the gain on early extinguishment of debt.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for fiscal 2016 and the percentage change in those metrics versus the prior year:

	Fiscal 2016
	GAAP			Constant Currency
		Product Sales &			Product Sales &		Total Paid
(in millions except percentages and as noted)	Service		Total	Service		Total		Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$676.4	$122.4	$798.8	$678.2	$122.7	$800.9	101.1	1,531.5	1,719.2
UK	73.3	27.6	100.8	82.4	30.8	113.2	16.5	263.1	265.1
CE	164.7	45.9	210.6	165.3	46.2	211.5	32.7	530.7	564.7
Other(1)	34.8	19.8	54.6	35.2	20.0	55.2	4.8	64.3	72.2

Total	$949.1	$215.8	$1,164.9	$961.1	$219.7	$1,180.8	155.1	2,389.6	2,621.1

	% Change Fiscal 2016 vs. Fiscal 2015
North America	5.8%	5.5%	5.7%	6.1%	5.8%	6.0%	9.2%	(5.3%)	12.3%
UK	(16.4%)	(25.9%)	(19.2%)	(5.9%)	(17.1%)	(9.3%)	(5.0%)	(5.3%)	0.8%
CE	(6.5%)	(13.4%)	(8.1%)	(6.2%)	(12.9%)	(7.7%)	(0.2%)	(3.8%)	6.4%
Other(1)	1.5%	(4.6%)	(0.8%)	2.7%	(4.0%)	0.2%	10.7%	3.7%	12.2%
Total	1.3%	(5.0%)	0.0%	2.5%	(3.2%)	1.4%	5.5%	(4.8%)	9.7%

Note: Totals may not sum due to rounding.

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

	Fiscal 2016
	Meeting Fees		Meeting Paid Weeks	Incoming Meeting Subscribers	EOP Meeting Subscribers	Online Subscription Revenues		Online Paid Weeks	Incoming Online Subscribers	EOP Online Subscribers
(in millions except percentages and as noted)	GAAP	Constant Currency				GAAP	Constant Currency
				(in thousands)					(in thousands)
North America	$437.2	$438.4	45.8	645.1	743.9	$239.1	$239.8	55.3	886.4	975.3
UK	54.5	61.2	10.3	153.2	154.8	18.8	21.2	6.2	109.9	110.3
CE	89.6	90.0	11.0	172.4	171.7	75.0	75.2	21.7	358.3	393.0
Other(1)	24.0	24.3	2.6	27.2	31.6	10.9	10.9	2.2	37.2	40.6

Total	$605.3	$614.0	69.6	$997.9	1,102.0	$343.8	$347.1	85.5	$1,391.7	1,519.1

	% Change Fiscal 2016 vs. Fiscal 2015
North America	9.4%	9.7%	12.3%	(6.9%)	15.3%	(0.3%)	0.0%	6.9%	(4.2%)	10.0%
UK	(16.4%)	(6.0%)	(4.4%)	(3.1%)	1.1%	(16.3%)	(5.6%)	(5.8%)	(8.2%)	0.3%
CE	(9.8%)	(9.4%)	(5.1%)	(3.3%)	(0.4%)	(2.2%)	(2.0%)	2.4%	(4.1%)	9.7%
Other(1)	0.8%	2.2%	6.2%	2.7%	16.2%	3.0%	3.8%	16.4%	4.4%	9.3%
Total	3.0%	4.5%	6.2%	(5.4%)	10.4%	(1.7%)	(0.7%)	4.9%	(4.3%)	9.2%

Note: Totals may not sum due to rounding.

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in fiscal 2016 versus the prior year was driven primarily by the increase in Service Revenues. The increase in Service Revenues was driven entirely by an increase in Meeting Fees. Although Online Paid Weeks increased in fiscal 2016 as compared to fiscal 2015, Online Subscription Revenues were negatively impacted by increased promotional activity. The increase in North America Total Paid Weeks primarily resulted from the higher recruitments in fiscal 2016 versus the prior year. This increase in recruitments was driven by the successful launch of our Beyond the Scale program, which included the launch of SmartPoints, in late fiscal 2015 and increased promotional activities. This launch, coupled with the successful response to our strategic collaboration with Ms. Winfrey, has driven momentum in our North America business.

The increase in North America product sales and other in fiscal 2016 versus the prior year was driven primarily by an increase in in-meeting product sales and e-commerce, partially offset by a decline in licensing revenue and website advertising revenue.

United Kingdom Performance

The decline in UK revenues in fiscal 2016 versus the prior year was driven in part by the decline in Service Revenues. The decline in UK Total Paid Weeks was driven by the lower number of Incoming Subscribers at the beginning of fiscal 2016 versus the beginning of fiscal 2015 coupled with lower recruitments in fiscal 2016 as compared to the prior year reflecting the impact of a direct competitor.

Additionally, the decline in UK revenues in fiscal 2016 was driven in part by the decline in UK product sales and other in fiscal 2016 versus the prior year, which was driven by the decline in in-meeting product sales and licensing revenue.

Continental Europe Performance

The decline in Continental Europe revenues in fiscal 2016 versus the prior year was driven in part by the decline in Service Revenues. The decrease in Service Revenues in fiscal 2016 versus the prior year was primarily the result of a decrease in Meeting Fees, as well as a decrease in Online Subscription Revenues. This decrease in

Meeting Fees was driven by the lower number of Incoming Meeting Subscribers at the beginning of fiscal 2016 versus the beginning of fiscal 2015 coupled with lower recruitments in the meetings business in fiscal 2016 as compared to the prior year. The decrease in Online Subscription Revenues was driven by the lower number of Incoming Online Subscribers at the start of fiscal 2016 versus the start of fiscal 2015 partially offset by an increase in recruitments in the Online business for fiscal 2016 versus the prior year. In response to soft performance in our largest Continental Europe markets, in the first quarter of 2016, we changed our advertising creative and approach and we increased promotional activity. These factors led to improved recruitment trends in our largest markets during the remainder of fiscal 2016.

Additionally, the decline in Continental Europe revenues was driven in part by the decline in Continental Europe product sales and other in fiscal 2016, which was driven primarily by a decline in in-meeting product sales.

Other Performance

The increase in Other revenues in fiscal 2016 versus the prior year was driven primarily by the increase in Service Revenues. The increase in Other Total Paid Weeks was driven primarily by higher recruitments in fiscal 2016 as compared to fiscal 2015 and also by the higher number of Incoming Subscribers at the beginning of fiscal 2016 versus the beginning of fiscal 2015. A change in promotional activities that negatively impacted the Service Revenues in both the Meetings and Online businesses in fiscal 2016 was more than offset by the increase in Other Total Paid Weeks versus the prior year. The net impact of these items resulted in an increase in Other Service Revenues in fiscal 2016 versus the prior year.

The decline in Other product sales and other in fiscal 2016 versus fiscal 2015 was driven by a decline in in-meeting product sales and a decline in Asia Pacific licensing and magazines revenues partially offset by an increase in revenue from our franchisees.

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

Summary of Selected Financial Data

	(In millions, except per share amounts)				% Change Constant Currency
	Fiscal 2015	Fiscal 2014	Increase/ (Decrease)	% Change
Revenues, net	$1,164.4	$1,479.9	$(315.5)	(21.3%)	(16.3%)
Cost of revenues	590.3	677.4	(87.0)	(12.8%)	(7.9%)

Gross profit	574.1	802.6	(228.5)	(28.5%)	(23.4%)
Gross Margin %	49.3%	54.2%
Marketing expenses	201.0	262.3	(61.2)	(23.3%)	(18.1%)
Selling, general & administrative expenses	205.0	241.0	(36.0)	(14.9%)	(11.4%)

Operating income	168.1	299.3	(131.3)	(43.9%)	(37.6%)
Operating Income Margin %	14.4%	20.2%
Interest expense	121.8	123.0	(1.1)	(0.9%)	(0.9%)
Other expense, net	2.0	3.2	(1.2)	(36.8%)	51.3%
Gain on Brazil acqusition	—	(10.5)	10.5	(100.0%)	(100.0%)
Gain on early extinguishment of debt	(11.4)	—	(11.4)	100.0%	100.0%

Income before income taxes	55.6	183.7	(128.1)	(69.7%)	(59.5%)
Provision for income taxes	22.8	65.9	(43.1)	(65.4%)	(53.7%)

Net income	32.8	117.7	(85.0)	(72.2%)	(62.8%)
Net loss attributable to the noncontrolling interest	0.2	0.1	0.1	100.0%	100.0%

Net income attributable to Weight Watchers International, Inc.	$32.9	$117.8	$(84.8)	(72.0%)	(62.6%)

Weighted average diluted shares outstanding	59.0	56.7	2.3	4.0%	4.0%

Diluted earnings per share	$0.56	$2.08	$(1.52)	(73.1%)	(72.8%)

Note: Totals may not sum due to rounding.

Certain results for fiscal 2015 are adjusted to exclude the impact of the $8.4 million of restructuring charges associated with our previously disclosed 2015 restructuring plan and the $13.6 million of expenses associated with the Winfrey Transaction, which includes $12.8 million of stock compensation related to the Winfrey Option. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the fiscal year ended January 2, 2016 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Fiscal 2015	$574.1	49.3%	$168.1	14.4%
Adjustments to Reported Amounts(1)
Restructuring charges	1.5		8.4
Winfrey Transaction Expenses	—		13.6

Total Adjustments(1)	1.5		22.0

Fiscal 2015, as adjusted(1)	$575.6	49.4%	$190.1	16.3%

Note: Totals may not sum due to rounding.

(1)	“As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2015 to exclude the impact of the $8.4 million of restructuring charges associated with our previously disclosed 2015 restructuring plan and the $13.6 million of expenses associated with the Winfrey Transaction, which includes $12.8 million of stock compensation related to the Winfrey Option. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Certain results for fiscal 2014 are adjusted to exclude the $11.8 million impact of charges from the previously disclosed 2014 restructuring plan. See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the fiscal year ended January 3, 2015 which have been adjusted.

		Gross		Operating
	Gross	Profit	Operating	Income
(in millions except percentages)	Profit	Margin	Income	Margin
Fiscal 2014	$802.6	54.2%	$299.3	20.2%
Adjustments to Reported Amounts(1)
Restructuring charges	4.6		11.8

Fiscal 2014, as adjusted(1)	$807.2	54.5%	$311.1	21.0%

Note:	Totals may not sum due to rounding.
(1)	As adjusted” is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2014 to exclude the impact of the $11.8 million of restructuring charges associated with our previously disclosed 2014 restructuring plan. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in fiscal 2015 declined by $315.5 million, or 21.3% to $1.2 billion versus fiscal 2014 driven by revenue declines in the meetings and Online businesses globally, particularly in North America. Excluding the impact of foreign currency, which negatively impacted our revenues for fiscal 2015 by $74.4 million, revenues in fiscal 2015 would have declined 16.3% versus fiscal 2014. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in fiscal 2015 declined $87.0 million, or 12.8%, versus the prior year. Excluding the impact of the 2015 and 2014 restructuring charges from fiscal 2015 and fiscal 2014, as applicable, total cost of revenues in fiscal 2015 would have declined $83.9 million, or 12.5%, versus the prior year. Gross profit for fiscal 2015 declined $228.5 million, or 28.5%, versus the prior year. Excluding the impact of the 2015 and 2014 restructuring charges, gross profit for fiscal 2015 would have decreased by $231.6 million, or 28.7%, from fiscal 2014. Excluding the impact of foreign currency, which negatively impacted our gross profit for fiscal 2015 by $40.9 million, gross profit in fiscal 2015 would have decreased 23.4% versus fiscal 2014. Gross margin in fiscal 2015 decreased 4.9% to 49.3% versus 54.2% in fiscal 2014. Excluding the impact of the 2015 and 2014 restructuring charges, gross margin in fiscal 2015 would have been 49.4% as compared to gross margin of 54.5% in fiscal 2014. Gross margin compression was driven primarily by the decline in the North America gross margin. The decline in North America gross margin was driven primarily by fixed cost deleverage, and the impact of costs to support 24/7 Expert Chat and technology cost in support of our strategic initiatives. See “— Transformation Plan” for a discussion of our strategic initiatives.

Marketing

Marketing expenses for fiscal 2015 decreased $61.2 million, or 23.3%, versus fiscal 2014. Excluding the impact of foreign currency, which decreased marketing expenses for fiscal 2015 by $13.7 million, marketing expenses in fiscal 2015 would have declined 18.1% versus fiscal 2014. The decline in marketing expense was driven primarily by lower TV media and production costs globally as well as lower agency fees and celebrity and talent costs primarily in the United States. Marketing expenses as a percentage of revenue were 17.3% in fiscal 2015 as compared to 17.7% in the prior year.

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

Operating Income

Operating income for fiscal 2015 decreased $131.3 million, or 43.9%, versus fiscal 2014. Excluding the impact of foreign currency, which negatively impacted operating income for fiscal 2015 by $18.7 million, operating income in fiscal 2015 would have declined 37.6% versus the prior fiscal year. This decrease in operating income was predominately the result of lower operating income from North America in fiscal 2015 as compared to the prior year. Operating income margin decreased 5.8% for fiscal 2015 compared to fiscal 2014. Excluding the impact of restructuring charges and the expenses associated with the Winfrey Transaction from fiscal 2015, and excluding the impact of restructuring charges from fiscal 2014, our operating income margin in fiscal 2015 would have decreased to 16.3%, or 16.9% on a constant currency basis, from 21.0% in fiscal 2014. This decline in operating income margin was driven by the decline in gross margin, partially offset by the decline in marketing and selling, general and administrative expenses as a percentage of revenue as compared to the prior year.

Interest Expense

Interest expense in fiscal 2015 decreased $1.1 million, or 0.9%, versus fiscal 2014, which had an additional week of interest expense of approximately $2.3 million as discussed above. Excluding this additional week of interest expense from fiscal 2014, interest expense in fiscal 2015 would have increased by $1.1 million, or 0.9%, versus the prior year. This increase in interest expense was driven primarily by the full year impact of the $1.5 billion interest rate swap which became effective on March 31, 2014, the difference in the notional amount of our interest rate swaps in effect during fiscal 2015 versus the prior year and the interest associated with the revolver borrowing drawn down on July 14, 2015. This increase in interest expense was offset in part by the decrease in our average debt outstanding and a decline of $2.4 million in deferred financing costs which includes cycling against the write-off of $1.6 million recorded in connection with the reduction in the amount of the Revolving Facility from $250.0 million to $50.0 million as well as lower costs associated with lower debt. Our average debt outstanding decreased by $95.9 million to $2.3 billion in fiscal 2015 from $2.4 billion in fiscal 2014. This decrease was primarily due to our debt prepayments in March and June 2015. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during fiscal 2015 and 2014 and excluding the impact of our interest rate swaps, decreased by 0.10% per annum to 4.34% per annum at fiscal 2015 year end from 4.44% per annum at fiscal 2014 year end.

Including the impact of our interest rate swaps, our effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during fiscal 2015 and 2014, increased to 5.45% per annum at fiscal 2015 year end from 5.29% per annum at fiscal 2014 year end. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding interest rates on our debt outstanding, the amendment to our Revolving Facility and our debt prepayments. For additional details on our interest rate swap, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Part III of this Annual Report on Form 10-K.

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

Tax

Our effective tax rate was 41.1% for fiscal 2015 as compared to 35.9% for fiscal 2014. This increase in effective tax rate was driven by increases in our net tax expense in fiscal 2015 associated with an increase in Federal and state tax reserves and the write-off of a deferred tax asset related to inventory reserves, partially offset by the change in the valuation allowance related to tax benefits for foreign losses that are not expected to be realized.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in fiscal 2015 reflected an $84.9 million, or 72.1%, decline from net income attributable to the Company in fiscal 2014. Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in fiscal 2015 by $11.0 million, net income attributable to the Company in fiscal 2015 would have declined by 62.8% versus the prior year. Net income attributable to the Company in fiscal 2015 was impacted by the following items that affect year-over-year comparability (i) $5.1 million of restructuring charges associated with our previously disclosed 2015 restructuring plan; (ii) $8.3 million of expenses associated with the Winfrey Transaction; and (iii) a $7.0 million gain on early extinguishment of debt. Net income attributable to the Company in fiscal 2014 was impacted by the following items that affect year-over-year comparability: (i) $7.2 million of restructuring charges associated with our previously disclosed 2014 restructuring plan; (ii) $6.4 million of a gain on the Brazil acquisition; and (iii) $2.4 million of the net tax benefit associated with the closure of our China business partially offset by the recognition of a valuation allowance from fiscal 2014. This decline in net income attributable to the Company was driven primarily by the decrease in operating income in fiscal 2015 versus the prior year.

EPS in fiscal 2015 was $0.56 compared to $2.08 in fiscal 2014. For fiscal 2015, EPS included a $0.09 charge in connection with the impact of the 2015 restructuring charges, a $0.14 charge associated with the Winfrey Transaction and a $0.12 benefit related to the gain on early extinguishment of debt. For fiscal 2014 EPS included a $0.13 charge in connection with the impact of the 2014 restructuring charges, offset by an $0.11 gain on the Brazil acquisition and a $0.04 net tax benefit associated with the closure of our China business, partially offset by the recognition of a valuation allowance from fiscal 2014.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for fiscal 2015 and the percentage change in those metrics versus the prior year:

	Fiscal 2015
	GAAP			Constant Currency
(in millions except percentages and as noted)	Service Revenues	Product Sales & Other	Total Revenues	Service Revenues	Product Sales & Other	Total Revenues	Total Paid Weeks	Incoming Subscribers	EOP Subscribers
								(in thousands)
North America	$639.4	$116.0	$755.4	$647.0	$116.9	$763.9	92.6	1,617.8	1,531.5
UK	87.6	37.2	124.8	94.6	40.2	134.8	17.3	277.8	263.1
CE	176.1	53.0	229.1	211.1	63.3	274.4	32.8	551.9	530.7
Other(1)	34.3	20.8	55.1	42.5	23.2	65.8	4.3	62.1	64.3

Total	$937.4	$227.1	$1,164.4	$995.3	$243.6	$1,238.8	147.0	2,509.5	2,389.6

	% Change Fiscal 2015 vs. Fiscal 2014
North America	(19.5%)	(24.3%)	(20.3%)	(18.5%)	(23.8%)	(19.4%)	(20.9%)	(21.7%)	(5.3%)
UK	(19.4%)	(22.8%)	(20.4%)	(13.0%)	(16.6%)	(14.1%)	(14.3%)	(6.6%)	(5.3%)
CE	(23.7%)	(22.0%)	(23.3%)	(8.6%)	(6.9%)	(8.2%)	(8.0%)	4.4%	(3.8%)
Other(1)	(28.6%)	(26.9%)	(27.9%)	(11.5%)	(18.4%)	(14.0%)	(11.0%)	(12.6%)	3.7%
Total	(20.7%)	(23.8%)	(21.3%)	(15.8%)	(18.2%)	(16.3%)	(17.3%)	(15.3%)	(4.8%)

Note: Totals may not sum due to rounding.

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

	Fiscal 2015
	Meeting Fees		Meeting Paid Weeks	Incoming Meeting Subscribers	EOP Meeting Subscribers	Online Subscription Revenues		Online Paid Weeks	Incoming Online Subscribers	EOP Online Subscribers
(in millions except percentages and as noted)	GAAP	Constant Currency				GAAP	Constant Currency
				(in thousands)					(in thousands)
North America	$399.5	$404.3	40.8	692.6	645.1	$239.9	$242.7	51.7	925.2	886.4
UK	65.1	70.3	10.7	158.1	153.2	22.4	24.2	6.6	119.7	109.9
CE	99.4	118.6	11.6	178.2	172.4	76.7	92.5	21.2	373.6	358.3
Other(1)	23.8	29.8	2.4	26.4	27.2	10.5	12.7	1.9	35.6	37.2

Total	$587.8	$623.1	65.5	1,055.4	997.9	$349.6	$372.1	81.5	1,454.1	1,391.7

	% Change Fiscal 2015 vs. Fiscal 2014
North America	(19.5%)	(18.5%)	(18.8%)	(16.9%)	(6.9%)	(19.6%)	(18.6%)	(22.6%)	(25.0%)	(4.2%)
UK	(19.4%)	(12.9%)	(13.2%)	(4.7%)	(3.1%)	(19.4%)	(13.0%)	(16.1%)	(8.9%)	(8.2%)
CE	(25.5%)	(11.1%)	(9.8%)	(2.9%)	(3.2%)	(21.2%)	(5.1%)	(6.9%)	8.4%	(4.1%)
Other(1)	(30.3%)	(12.5%)	(11.3%)	(22.0%)	2.7%	(24.3%)	(8.8%)	(10.7%)	(4.1%)	4.4%
Total	(21.1%)	(16.3%)	(16.2%)	(13.3%)	(5.4%)	(20.1%)	(14.9%)	(18.2%)	(16.7%)	(4.3%)

Note: Totals may not sum due to rounding.

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

North America Performance

The decline in North America revenues in fiscal 2015 versus the prior year was driven primarily by the decline in Service Revenues. The decline in North America Total Paid Weeks primarily resulted from the lower number of Incoming Subscribers at the beginning of fiscal 2015 versus the beginning of fiscal 2014 as well as from lower recruitments in fiscal 2015 versus the prior year. In response to weakening recruitment trends in early fiscal 2015, North America introduced new advertising and promotions which benefitted year-over-year recruitment trends in both the second and third quarters of fiscal 2015. In the fourth quarter of fiscal 2015, following the announcement of our partnership with Ms. Winfrey in October and our early December launch of our new program through the end of fiscal 2015, recruitments increased as compared to the same period in the prior year.

The decline in North America product sales and other in fiscal 2015 versus the prior year was driven primarily by a decline in in-meeting product sales and to a lesser extent a decline in licensing revenue.

United Kingdom Performance

The decline in UK revenues in fiscal 2015 versus the prior year was driven primarily by the decline in Service Revenues. The decline in UK Total Paid Weeks was driven by the lower number of Incoming Subscribers at the beginning of fiscal 2015 versus the beginning of fiscal 2014 coupled with lower recruitments in fiscal 2015 as compared to the prior year. Recruitments in the UK Online business increased in fiscal 2015 as compared to fiscal 2014 driven by the use of new promotional tactics.

The decline in UK product sales and other in fiscal 2015 versus the prior year was driven by both the decline in in-meeting product sales and the decline in licensing revenue.

Continental Europe Performance

The decline in Continental Europe revenues in fiscal 2015 versus the prior year was driven primarily by the decline in Service Revenues. The decrease in Continental Europe Service Revenues in fiscal 2015 versus the prior year was primarily the result of a decrease in Meeting Fees and to a lesser extent by a decrease in Online Subscriptions Revenues. This decrease in Meeting Fees was driven by the lower number of Incoming Subscribers at the beginning of fiscal 2015 versus the beginning of fiscal 2014 coupled with lower recruitments in fiscal 2015 as compared to the prior year. Although lower recruitments in the Continental Europe Online business in fiscal 2015 versus the prior year negatively impacted Online Paid Weeks, the higher number of Incoming Online Subscribers at the start of fiscal 2015 versus the start of fiscal 2014 benefitted Online Subscription Revenues in fiscal 2015.

Continental Europe product sales and other in fiscal 2015 was driven primarily by a decline in in-meeting product sales.

Other Performance

The decline in Other revenue in fiscal 2015 versus fiscal 2014 was driven primarily by revenue declines in Asia Pacific. The decrease in Other Service Revenues in fiscal 2015 versus the prior year was driven primarily by a decline in Other Meeting Paid Weeks, and to a lesser extent by a decline in Other Online Paid Weeks, in Asia Pacific. The declines in paid weeks in Asia Pacific were driven by the lower number of Incoming Subscribers for each of the meetings and Online businesses at the beginning of fiscal 2015 versus the beginning of fiscal 2014 and lower recruitments in fiscal 2015 as compared to fiscal 2014.

The decline in Other product sales and other in fiscal 2015 versus fiscal 2014 was driven in part by a decline in Asia Pacific in-meeting product sales and licensing revenue and from a decline in revenue from our franchisees.

Liquidity and Capital Resources

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global initiatives, pay down debt and opportunistically engage in selective acquisitions. See “—Transformation Plan” for a discussion of our strategic initiatives. On October 30, 2013, we announced that we suspended our quarterly cash dividend, as described below (see “—Dividends”). We believe that cash generated by our revenue forecast for fiscal 2017 of approximately $1.25 billion, our cash on hand of $108.7 million at the end of fiscal 2016 and our continued cost focus will provide us with sufficient liquidity to meet our obligations through the end of the first quarter of fiscal 2018.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

	December 31,	January 2,	Increase/
	2016	2016	(Decrease)
		(in millions)
Total current assets	$235.2	$351.5	$(116.3)
Total current liabilities	292.4	503.1	(210.7)

Working capital deficit	(57.2)	(151.6)	(94.4)
Cash and cash equivalents	108.7	241.5	(132.8)
Current portion of long-term debt	21.0	213.3	(192.3)

Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(144.9)	$(179.8)	$(34.9)

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

Including cash and cash equivalents and the current portion of long-term debt, our working capital deficit decreased by $94.4 million to $57.2 million at December 31, 2016 from $151.6 million at January 2, 2016. This decrease in our working capital deficit was driven in large part by (i) the $144.3 million cash payment on April 1, 2016 of the principal amount of loans outstanding under the Tranche B-1 Term Facility due April 2, 2016 and (ii) aggregate cash payments of $48.0 million of the amounts outstanding under the Revolving Facility, thereby lowering cash by $132.8 million at the end of fiscal 2016 from year end fiscal 2015. See”—Long-Term Debt” for additional information on these debt payments.

Excluding cash and cash equivalents and the current portion of long-term debt, the working capital deficit at December 31, 2016 decreased by $34.9 million to $144.9 million from $179.8 million at January 2, 2016. The factors contributing to this decrease in our working capital deficit were: (i) a $1.3 million increase in deferred revenue driven by improved business performance and longer term commitment plans, (ii) a $2.6 million increase in accrued salaries and wages, and (iii) a $6.5 million decrease in other current assets. These factors were offset by: (i) a $13.0 million decrease in operational liabilities and other arising primarily from higher accrued liability balances at January 2, 2016 driven primarily by an increase in inventory of $4.8 million to support an increase in subscribers and a $3.5 million decrease in accrued marketing due to timing and mix of promotional activities, (ii) a $20.1 million increase in prepaid income taxes as of December 31, 2016 due to the research and development tax credit and prepayments made throughout the year, and (iii) a $12.2 million decrease in the derivative payable due to a decrease in the fair value.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the fiscal years ended:

	December 31,	January 2,	January 3,
	2016	2016	2015
		(in millions)
Net cash provided by operating activities	$119.0	$54.8	$231.6
Net cash used for investing activities	$(37.5)	$(40.3)	$(69.0)
Net cash used for financing activities	$(212.2)	$(68.6)	$(29.4)

Operating Activities

Fiscal 2016

Cash flows provided by operating activities of $119.0 million for fiscal 2016 reflected an increase of $64.2 million from $54.8 million of cash flows provided by operating activities for fiscal 2015. The increase in cash provided by operating activities was primarily the result of $34.7 million of higher net income attributable to the Company in fiscal 2016 as compared to the prior year and the year-over-year working capital benefit of $41.2 million.

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

Investing Activities

Fiscal 2016

Net cash used for investing activities totaled $37.5 million in fiscal 2016, a decrease of $2.8 million as compared to fiscal 2015. Due to the significant progress against our transformation plan in fiscal 2015, our expenditures on technology and operating infrastructure declined in fiscal 2016 as compared to fiscal 2015.

Fiscal 2015

Net cash used in investing activities totaled $40.3 million in fiscal 2015, a decrease of $28.7 million as compared to fiscal 2014. This decrease was primarily attributable to the lower investment in acquisitions in fiscal 2015 versus the prior year. For additional information on our acquisitions, see “Item 6. Selected Financial Data”. In addition, we invested $15.4 million less in our technology and operating infrastructure in fiscal 2015 as compared to fiscal 2014. See “—Transformation Plan” for a discussion of our strategic initiatives driving our investing activities.

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

Financing Activities

Fiscal 2016

Net cash used for financing activities totaled $212.2 million in fiscal 2016, primarily due to the April 1, 2016 payment of a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under the Tranche B-1 Term Facility, paying down in the aggregate the outstanding principal amount of $48.0 million on our Revolving Facility, and other scheduled debt repayments of $21.0 million in connection with the Tranche B-2 Term Facility. These payments were offset by a tax benefit for restricted stock units vested and stock options exercised of $1.0 million in fiscal 2016.

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

The following schedule sets forth our long-term debt obligations at December 31, 2016:

Long-Term Debt

At December 31, 2016

(Balances in millions)

Balance
Tranche B-2 Term Facility due April 2, 2020	$2,021.3
Less: Current Portion	21.0
Unamortized Deferred Financing Costs	19.0

Total Long-Term Debt	$1,981.3

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

On July 14, 2015, we drew down the $48.0 million available on our Revolving Facility in order to enhance our cash position and to provide additional financial flexibility. As of January 2, 2016, the revolver borrowing was classified as a short-term liability in consideration of the fact that the terms of the Revolving Facility require an assessment as to whether there have been any material adverse changes with respect to the Company in connection with our monthly interest elections. Although the revolver borrowing had classified as a short-term liability as of January 2, 2016, absent any change in fact and circumstance, we had, and continue to have, the ability to extend and not repay the Revolving Facility until its due date of April 2, 2018.

On April 1, 2016, we paid in full, with cash on hand, a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under the Tranche B-1 Term Facility due April 2, 2016.

On July 29, 2016, we paid down, with cash on hand, a principal amount of $25.0 million of the $48.0 million outstanding under the Revolving Facility. On September 16, 2016, we paid down, with cash on hand, the remaining outstanding principal amount of $23.0 million on the Revolving Facility. At December 31, 2016, the Revolving Facility had $0 outstanding, $1.8 million in issued but undrawn letters of credit outstanding thereunder and $48.2 million in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes. At December 31, 2016, under the WWI Credit Facility, we had $2,021.3 million outstanding consisting entirely of a term loan under the Tranche B-2 Term Facility.

At the end of fiscal 2016, fiscal 2015 and fiscal 2014, our debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The weighted average interest rate (which includes amortization of deferred financing costs) on our outstanding debt, exclusive of the impact of swaps, was approximately 4.41%, 4.34% and 4.35% per annum at December 31, 2016, January 2, 2016 and January 3, 2015, respectively, based on interest rates on the applicable dates. The weighted average interest rate (which includes amortization of deferred financing costs) on our outstanding debt, including the impact of swaps, was approximately 5.32%, 5.45% and 5.40% per annum at December 31, 2016, January 2, 2016 and January 3, 2015, respectively, based on interest rates on the applicable dates.

Borrowings under the Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event we receive a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and

Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon our Consolidated Leverage Ratio. At April 1, 2016, the date of payment of the principal amount of loans outstanding under the Tranche B-1 Term Facility discussed above, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At December 31, 2016, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on our Consolidated Leverage Ratio as of December 31, 2016, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.50%. On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate, but in no event exceed 0.50% per annum, depending upon our Consolidated Leverage Ratio. At our Consolidated Leverage Ratio of 7:30:1.00 as of December 31, 2016, the commitment fee was 0.50% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

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

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the WWI Credit Facility agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if the Consolidated Leverage Ratio is greater than 3.25:1. As December 31, 2016, our Consolidated Leverage Ratio was greater than 3.25:1 and we expect that it will remain above 3.25:1 for the foreseeable future.

EBITDAS

EBITDAS, defined as earnings before interest, taxes, depreciation, amortization and stock-based compensation, for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015 was $258.7 million, $255.6 million and $366.4 million, respectively. The table below sets forth the calculations:

(in millions)

	Fiscal	Fiscal	Fiscal
	2016	2015	2014
Net Income	$67.7	$32.9	$117.8
Interest	115.2	121.8	123.0
Taxes	16.6	22.8	65.9
Depreciation and Amortization	52.6	53.2	49.2
Stock-based Compensation	6.5	24.8	10.5

EBITDAS	$258.7	$255.6	$366.4

Note: Totals may not sum due to rounding.

Reducing leverage is a clear capital structure priority for the Company. As part of our commitment to deleveraging, we are targeting a year end 2018 net debt/EBITDAS ratio of less than 4.5x, based on improved operating performance and cash generation. As of December 31, 2016, our trailing twelve months EBITDAS was $258.7 million and our net debt/EBITDAS ratio was 7.3x. We present EBITDAS because we consider this to be a useful supplemental measure of our performance. In addition, we believe EBITDAS is useful to investors, analysts and rating agencies in measuring the ability of a company to meet its debt service obligations. See “Non-GAAP Financial Measures” herein for an explanation of our use of non-GAAP financial measures.

Contractual Obligations

We are obligated under non-cancelable agreements primarily for office and rent facilities operating leases. Consolidated rent expense charged to operations under all our leases for fiscal 2016 was approximately $40.9 million.

The following table summarizes our future contractual obligations as of the end of fiscal 2016:

		Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Long-Term Debt(1)
Principal	$2,015.3	$21.0	$42.0	$1,952.3	$—
Interest	269.0	83.5	164.3	21.2	—
Operating leases and non-cancelable agreements	233.2	40.3	77.0	16.3	99.6
Other long-term obligations(2)	10.2	0.2	1.2	0.3	8.5

Total	$2,527.7	$145.0	$284.5	$1,990.1	$108.1

(1)	Due to the fact that all of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2016 remains constant for all periods presented. The above does not include the impact of our interest rate swap which has a fair value of $32.0 million, or the $13.0 million of interest expense which is expected to be reclassified from accumulated other comprehensive loss into earnings in fiscal 2017.
(2)	“Other long-term obligations” primarily consist of deferred rent costs. The provision for income tax contingencies included in other long-term liabilities on the consolidated balance sheet is not included in the table above due to the fact that the Company is unable to estimate the timing of payment for this liability.

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

Acquisition of Weilos

On March 11, 2015, we acquired Weilos, a California-based startup with an online social platform, for a purchase price of $6.7 million. Payment was in the form of common stock issued of $2.8 million, restricted stock issued of $0.1 million and cash of $2.8 million plus cash in reserves of $1.0 million.

Winfrey Transaction

On October 19, 2015, we issued and sold to Ms. Winfrey an aggregate of 6.4 million shares of our common stock for an aggregate cash purchase price of $43.2 million. For additional details on the Winfrey Transaction, see “Item 1. Business—History—Winfrey Transaction” in Part I of this Annual Report on Form 10-K.

Franchise Acquisition

On June 27, 2016, we acquired substantially all of the assets of our franchisee for certain territories in South Florida, Weight Watchers of Greater Miami, Inc., for a purchase price of $3.3 million.

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

We are exposed to market risks relating to interest rate changes and foreign currency fluctuations. All of our market risk sensitive instruments were entered into for purposes other than trading. The Company’s exposure to market risk as of the end of fiscal 2016 is described below.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt, in particular changes in LIBOR or the base rates which are used to determine the applicable interest rates for borrowings under the WWI Credit Facility.

On July 26, 2013, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap was $1.5 billion. During the term of this swap, the notional amount will decrease from $1.5 billion effective March 31, 2014 to $1.25 billion on April 3, 2017 with a further reduction to $1.0 billion on April 1, 2019. This interest rate swap effectively fixes the variable interest rate on the notional amount of this swap at 2.38%. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive loss. As of the end of fiscal 2016, we had $2,021.3 million of variable rate debt, of which $0.5 billion remained unhedged.

On April 1, 2016, we paid in full, with cash on hand, a principal amount of loans equal to $144.3 million, which amount constituted the entire remaining principal amount of loans outstanding under our Tranche B-1 Term Facility. In the third quarter of fiscal 2016, we paid down, with cash on hand, the $48.0 million outstanding principal amount under the Revolving Facility. At the end of fiscal 2016, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. For the Tranche B-2 Term Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the B-2 LIBOR Floor. In addition, at the end of fiscal 2016, our interest rate swap in effect had a notional amount of $1.5 billion.

Accordingly, as of the end of fiscal 2016, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swap and the B-2 LIBOR Floor, a hypothetical 50 basis point increase in interest rates would have increased annual interest expense by approximately $2.6 million and a hypothetical 50 basis point decrease in interest rates would have decreased annual interest expense by approximately $1.3 million. This increase is driven primarily by the interest rate applicable to our Tranche B-2 Term Facility. This decrease is driven primarily by the lower debt balance resulting from our Tranche B-1 Term Facility being paid in full during the first quarter of fiscal 2016.

There have been no material changes to the Company’s exposure to market risk from the end of fiscal 2015 as compared to the end of fiscal 2016.

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

This information is incorporated by reference to our consolidated financial statements on pages F-1 through F-41 and our financial statement schedule on page S-1, including the report thereon of PricewaterhouseCoopers LLP on page F-2.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers (members of the Interim Office of the Chief Executive Officer) and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers (members of the Interim Office of the Chief Executive Officer) and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, the end of fiscal 2016. Based upon that evaluation and subject to the foregoing, our principal executive officers (members of the Interim Office of the Chief Executive Officer) and principal financial officer concluded that, as of the end of fiscal 2016, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officers (members of the Interim Office of the Chief Executive Officer) and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, the end of fiscal 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, our management, under the supervision and with the participation of our principal executive officers (members of the Interim Office of the Chief Executive Officer) and principal financial officer, concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 to our consolidated financial statements.

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

Information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2017 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) certain of the information regarding our directors and executive officers called for by Items 401(a), (b) and (e) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K; (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below and (iii) the information regarding our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, called for by Item 406 of Regulation S-K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2016:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3) (c)
Equity compensation plans approved by security holders	6,580,055	$11.76	774,041
Equity compensation plans not approved by security holders	—	—	—

Total	6,580,055	$11.76	774,041

(1)	Consists of 1,599,081 shares of our common stock issuable upon the exercise of outstanding options awarded under our Amended and Restated 2014 Stock Incentive Plan, or 2014 Plan, our 2008 Stock Incentive Plan, or 2008 Plan, and our 2004 Stock Incentive Plan, or 2004 Plan; 3,513,468 shares of our common stock issuable upon the exercise of the Winfrey Option granted pursuant to the Winfrey Option Agreement; 1,137,182 shares of our common stock issuable upon the vesting of restricted stock units, or RSUs, awarded under our 2014 Plan; and 330,324 shares of our common stock issuable upon the vesting of performance-based stock units, or PSUs, awarded under our 2014 Plan. The number of shares to be issued in respect of PSUs has been calculated based on the assumption that the maximum level of performance applicable to the PSUs will be achieved. As a result of Mr. Chambers’ resignation from the Company effective as of the close of business on December 31, 2016, the amount excludes an aggregate of 645,280 shares of our common stock issuable under his then unvested stock options, RSUs and PSUs which were awarded under our 2014 Plan or 2008 Plan and forfeited upon his resignation. The Winfrey Option was approved by the written consent of Artal Luxembourg which, as of the date thereof, controlled a majority of the voting power of our outstanding common stock. For additional details on the Winfrey Option and Winfrey Option Agreement, see “Item 1. Business—History—Winfrey Transaction” of this Annual Report on Form 10-K.
(2)	Includes weighted average exercise price of outstanding stock options of $11.76, RSUs of $0, and PSUs of $0.
(3)	Consists of shares of our common stock issuable under our 2014 Plan pursuant to various awards the Compensation and Benefits Committee may make, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, restricted stock, performance-based awards and other equity-based awards. In connection with the initial approval of our 2014 Plan on May 6, 2014, the 2014 Plan replaced the 2004 Plan and the 2008 Plan with respect to prospective equity grants. As a result of Mr. Chambers’ resignation from the Company effective as of the close of business on December 31, 2016, the amount shown includes an aggregate of 638,289 shares of our common stock issuable under his then unvested stock options, RSUs and PSUs awarded under our 2014 Plan that were forfeited upon his resignation and therefore became available for future awards.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our officers, including any principal executive officer, principal financial officer, principal accounting officer or controller, and our employees and directors. Our Code of Business Conduct and Ethics is available on our website at www.weightwatchersinternational.com.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Weight Watchers International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of net income, comprehensive income, changes in total deficit and cash flows present fairly, in all material respects, the financial position of Weight Watchers International, Inc. and its subsidiaries (the “Company”) at December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 1, 2017

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	December 31, 2016	January 2, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$108,656	$241,526
Receivables (net of allowances: December 31, 2016 - $2,973 and January 2, 2016 - $2,226)	27,518	29,281
Inventories	32,629	27,838
Prepaid income taxes	35,528	15,436
Prepaid expenses and other current assets	30,880	37,376

TOTAL CURRENT ASSETS	235,211	351,457
Property and equipment, net	49,574	58,186
Franchise rights acquired	748,619	747,326
Goodwill	166,138	159,331
Trademarks and other intangible assets, net	58,612	66,339
Other noncurrent assets	12,822	11,577

TOTAL ASSETS	$1,270,976	$1,394,216

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$21,000	$213,323
Accounts payable	40,639	38,225
Salaries and wages payable	49,638	47,042
Accrued marketing and advertising	18,067	21,554
Accrued interest	16,939	20,739
Other accrued liabilities	51,251	56,477
Derivative payable	31,974	44,170
Deferred revenue	62,880	61,597

TOTAL CURRENT LIABILITIES	292,388	503,127
Long-term debt	1,981,299	1,996,296
Deferred income taxes	175,115	156,625
Other	25,048	23,876

TOTAL LIABILITIES	2,473,849	2,679,924
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	4,699	4,450
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 118,947 shares issued at December 31, 2016 and at January 2, 2016	0	0
Treasury stock, at cost, 55,021 shares at December 31, 2016 and 55,301 shares at January 2, 2016	(3,237,346)	(3,247,406)
Retained earnings	2,056,893	1,994,513
Accumulated other comprehensive loss	(27,120)	(37,265)

TOTAL DEFICIT	(1,207,573)	(1,290,158)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,270,976	$1,394,216

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31, 2016	January 2, 2016	January 3, 2015
	(52 weeks)	(52 weeks)	(53 weeks)
Service revenues, net	$949,121	$937,368	$1,181,945
Product sales and other, net	215,781	227,051	297,971

Revenues, net	1,164,902	1,164,419	1,479,916
Cost of services	468,761	477,926	535,320
Cost of product sales and other	110,640	112,406	142,045

Cost of revenues	579,401	590,332	677,365

Gross profit	585,501	574,087	802,551
Marketing expenses	194,398	201,021	262,258
Selling, general and administrative expenses	190,292	205,008	240,979

Operating income	200,811	168,058	299,314
Interest expense	115,160	121,843	122,984
Other expense, net	1,524	2,027	3,206
Gain on Brazil acquisition	0	0	(10,540)
Gain on early extinguishment of debt	0	(11,426)	0

Income before income taxes	84,127	55,614	183,664
Provision for income taxes	16,634	22,835	65,931

Net income	67,493	32,779	117,733
Net loss attributable to the noncontrolling interest	206	166	54

Net income attributable to Weight Watchers International, Inc.	$67,699	$32,945	$117,787

Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$1.06	$0.56	$2.08

Diluted	$1.03	$0.56	$2.08

Weighted average common shares outstanding
Basic	63,742	58,369	56,607

Diluted	65,897	58,966	56,705

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 31, 2016	January 2, 2016	January 3, 2015
	(52 weeks)	(52 weeks)	(53 weeks)
Net income	$67,493	$32,779	$117,733
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	5,556	(27,824)	(19,167)
Income tax (expense) benefit on foreign currency translation gain (loss)	(2,089)	10,851	7,475

Foreign currency translation gain (loss), net of taxes	3,467	(16,973)	(11,692)

Gain (loss) on derivatives	11,821	(2,096)	(28,283)
Income tax (expense) benefit on gain (loss) on derivatives	(4,688)	817	11,030

Gain (loss) on derivatives, net of taxes	7,133	(1,279)	(17,253)

Total other comprehensive gain (loss)	10,600	(18,252)	(28,945)

Comprehensive income	78,093	14,527	88,788
Less: Net loss attributable to the noncontrolling interest	206	166	54
Less: Foreign currency translation (gain) loss, net of taxes attributable to the noncontrolling interest	(455)	937	478

Comprehensive (income) loss attributable to the noncontrolling interest	(249)	1,103	532

Comprehensive income attributable to Weight Watchers International, Inc.	$77,844	$15,630	$89,320

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

		Weight Watchers International, Inc.
	Redeemable Noncontrolling Interest	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
		Shares	Amount	Shares	Amount
Balance at December 28, 2013	$0	111,988	$0	55,562	$(3,256,406)	$8,517	$1,771,284	$(1,476,605)

Comprehensive (loss) income	(532)					(28,467)	117,787	89,320
Issuance of treasury stock under stock plans				(77)	2,809		(2,559)	250
Tax benefit of restricted stock units vested and stock options exercised							(788)	(788)
Cash dividends							42	42
Compensation expense on share-based awards							10,533	10,533
Acquisition of Wello		207					4,207	4,207
Acquisition of additional equity interest in Brazil	6,157
Distribution to noncontrolling interest	(75)
Other	3

Balance at January 3, 2015	$5,553	112,195	$0	55,485	$(3,253,597)	$(19,950)	$1,900,506	$(1,373,041)

Comprehensive (loss) income	(1,103)					(17,315)	32,945	15,630
Issuance of treasury stock under stock plans				(184)	6,191		(7,179)	(988)
Tax benefit of restricted stock units vested and stock options exercised							(932)	(932)
Cash dividends							3	3
Compensation expense on share-based awards							24,771	24,771
Sale of common stock		6,362					41,475	41,475
Acquisition of Weilos		298					2,924	2,924

Balance at January 2, 2016	$4,450	118,855	$0	55,301	$(3,247,406)	$(37,265)	$1,994,513	$(1,290,158)

Comprehensive income	249					10,145	67,699	77,844
Issuance of treasury stock under stock plans				(280)	10,060		(12,173)	(2,113)
Tax benefit of restricted stock units vested and stock options exercised							327	327
Cash dividends							0	0
Compensation expense on share-based awards							6,527	6,527
Issuance of common stock pursuant to acquisition of Weilos		92					0	0

Balance at December 31, 2016	$4,699	118,947	$0	55,021	$(3,237,346)	$(27,120)	$2,056,893	$(1,207,573)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 31, 2016	January 2, 2016	January 3, 2015
	(52 weeks)	(52 weeks)	(53 weeks)
Operating activities:
Net income	$67,493	$32,779	$117,733
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52,633	53,171	49,234
Amortization of deferred financing costs	6,116	6,886	9,305
Impairment of intangible and long-lived assets	615	2,455	652
Share-based compensation expense	6,527	24,771	10,533
Deferred tax provision	11,093	12,098	29,099
Allowance for doubtful accounts	363	(446)	99
Reserve for inventory obsolescence	5,109	7,593	11,822
Foreign currency exchange rate loss	1,270	1,526	2,984
Gain on Brazil acquisition	0	0	(10,540)
Loss on disposal of assets	0	0	171
Gain on early extinguishment of debt	0	(12,667)	0
Other items, net	0	0	(184)
Changes in cash due to:
Receivables	(37)	1,571	3,777
Inventories	(9,513)	(3,055)	(3,218)
Prepaid expenses	(14,755)	(18,284)	1,341
Accounts payable	461	(13,930)	7,807
Accrued liabilities	(8,823)	(32,418)	7,825
Deferred revenue	1,212	1,256	(7,915)
Other long term assets and liabilities, net	1,512	1,512	2,536
Income taxes	(2,232)	(10,003)	(1,442)

Cash provided by operating activities	119,044	54,815	231,619

Investing activities:
Capital expenditures	(5,556)	(3,952)	(9,097)
Capitalized software expenditures	(28,785)	(32,307)	(42,589)
Cash paid for acquisitions	(2,898)	(3,112)	(16,678)
Other items, net	(291)	(936)	(628)

Cash used for investing activities	(37,530)	(40,307)	(68,992)

Financing activities:
(Payments) borrowings on revolver	(48,000)	48,000	0
Payments on long-term debt	(165,323)	(158,113)	(30,000)
Proceeds from the sale of common stock, net of fees	0	41,475	0
Tax benefit of restricted stock units vested and stock options exercised	973	0	1
Proceeds from stock options exercised	139	95	658
Payment of dividends	(11)	(42)	(80)

Cash used for financing activities	(212,222)	(68,585)	(29,421)

Effect of exchange rate changes on cash and cash equivalents	(2,162)	(5,609)	(6,551)

Net (decrease) increase in cash and cash equivalents	(132,870)	(59,686)	126,655
Cash and cash equivalents, beginning of fiscal year	241,526	301,212	174,557

Cash and cash equivalents, end of fiscal year	$108,656	$241,526	$301,212

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all of the Company’s majority-owned subsidiaries. All entities acquired, and any entity of which a majority interest was acquired, are included in the consolidated financial statements from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

Out-of-Period Adjustments:

In fiscal 2016, the Company identified and recorded out-of-period adjustments related to (i) income tax errors primarily related to reversing a foreign tax receivable originally recorded in fiscal 2008 that should have been reversed in fiscal 2009; (ii) errors in the prior period tax provision identified upon filing of the tax return and (iii) technology expenses that should have been capitalized in fiscal 2015. The impact of correcting these errors, which were immaterial to prior period financial statements and corrected in fiscal 2016, increased income before income taxes by $347, increased provision for income taxes by $2,138 and decreased net income attributable to the Company by $1,791.

In fiscal 2015, the Company identified and recorded out-of-period adjustments that related to immaterial errors in prior period financial statements, which were corrected in fiscal 2015, that increased income before income taxes by $1,650, provision for income taxes by $1,970, and decreased net income attributable to the Company by $320.

2.	Summary of Significant Accounting Policies

Fiscal Year:

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal year 2016 contained 52 weeks, fiscal year 2015 contained 52 weeks and fiscal year 2014 contained 53 weeks. In 2014, when the Company realigned its organizational structure and changed the determination of its reportable segments, the Company’s Online business accordingly changed its fiscal year end to be the same as the Company’s fiscal year end, which did not have a material effect on the consolidated financial statements. See Note 16 for further information on the Company’s reportable segments.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Translation of Foreign Currencies:

For all foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated into US dollars using the exchange rate in effect at the end of each reporting period. Income statement accounts are translated at the average rate of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss.

Foreign currency gains and losses arising from the translation of intercompany receivables and intercompany payables with the Company’s international subsidiaries are recorded as a component of other expense, net, unless the receivable or payable is considered long-term in nature, in which case the foreign currency gains and losses are recorded as a component of accumulated other comprehensive loss.

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

In fiscal 2016 and fiscal 2015, the Company recorded impairment charges of $484 and $2,028, respectively, related to internal-use computer software that was not expected to provide substantive service potential.

In fiscal 2016, fiscal 2015 and fiscal 2014, the Company recorded impairment charges of $131, $427 and $652, respectively, related to property, plant and equipment that were expected to be disposed of before the end of their estimated useful lives.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill and Franchise Rights Acquired:

The Company reviews goodwill and other indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, for potential impairment on at least an annual basis or more often if events so require. The Company performed fair value impairment testing as of the end of fiscal 2015 and fiscal 2014 on its goodwill and other indefinite-lived intangible assets.

In fiscal 2016, the Company changed the timing of its annual impairment review of goodwill and other indefinite-lived intangible assets to the first day of fiscal May. Previously the Company had performed the test as of the last day of the Company’s fiscal year. The Company determined this accounting change was preferable because it allows the Company to consider the data from the winter season results in the first fiscal quarter. This quarter typically represents approximately 40% of the full year recruitments, and the accounting change allows the Company to incorporate this data into the current and future year performance estimates. The Company believes the resulting change in accounting principle related to changing the annual impairment testing date did not delay, accelerate, or avoid an impairment charge.

In performing its annual impairment analysis as of May 8, 2016, the Company determined that the carrying amounts of its goodwill reporting units and franchise rights acquired with indefinite lives units of account did not exceed their respective fair values and therefore, no impairment existed. Except for Brazil, there was significant headroom in the impairment analysis. Based on the results of this test for Brazil, the fair value of this reporting unit exceeded its carrying value by approximately 10%, and accordingly a relatively small change in the underlying assumptions would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to Brazil, for which the carrying amount is $19,238.

When determining fair value, the Company utilizes various assumptions, including projections of future cash flows, growth rates and discount rates. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of those assets. In the event such a result occurred, the Company would be required to record a corresponding charge, which would impact earnings. The Company would also be required to reduce the carrying amounts of the related assets on its balance sheet. The Company continues to evaluate these estimates and assumptions and believes that these assumptions are appropriate.

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

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

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

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s meetings business and a relief from royalty methodology for franchise rights related to the Company’s Online business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in the meetings and Online businesses in the country in which the acquisitions have occurred. The values of these franchise rights in the United States, Canada, United Kingdom, Australia, New Zealand and other countries at December 31, 2016 were $675,515, $50,037, $11,694, $6,473, $4,900 and $0, respectively, totaling $748,619 and the values at January 2, 2016 were $675,515, $48,435, $11,858, $6,563, $4,833 and $122, respectively, totaling $747,326.

In its hypothetical start-up approach analysis for fiscal 2016, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, the Company estimated future cash flows for the meetings business in each country based on assumptions regarding revenue growth and operating income margins. The cash flows associated with the Online business were based on the expected Online revenue for such country and the application of a market-based royalty rate. The cash flows for the meetings and Online businesses were discounted utilizing rates consistent with those utilized in the goodwill impairment analysis.

Other Intangible Assets:

Other finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives of 3 to 20 years. The Company expenses all software costs (including website development costs) incurred during the preliminary project stage and capitalizes all internal and external direct costs of materials and services consumed in developing software (including website development costs) once the development has reached the application development stage. Application development stage costs generally include software configuration, coding, installation to hardware and testing. These costs are amortized over their estimated useful life of 3 years for website development costs and from 3 to 5 years for all other software costs. All costs incurred for upgrades, maintenance and enhancements, including the cost of website content, which do not result in additional functionality, are expensed as incurred.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Revenue Recognition:

WWI earns revenue by conducting meetings, for which it charges a fee, predominantly through monthly commitment plans, prepayment plans or the “pay-as-you-go” arrangement. WWI also earns revenue from monthly subscriptions for its Online products, selling products in its meetings, online and to its franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements, selling magazine subscriptions, publishing, selling advertising space on its websites and in copies of its publications and By Mail product sales.

Monthly commitment plans, prepaid meeting fees and magazine subscription revenue is recorded to deferred revenue and amortized into revenue over the period earned. Online subscription revenues, consisting of the fees associated with subscriptions for the Company’s Online subscription products, including its Personal Coaching product, are recognized over the period that products are provided. One-time Online sign-up fees are deferred and recognized over the expected customer relationship period. Online subscription revenues that are paid in advance are deferred and recognized on a straight-line basis over the subscription period. Revenue from “pay-as-you-go” meeting fees, product sales, By Mail, commissions and royalties is recognized when services are rendered, products are shipped to customers and title and risk of loss pass to the customers, and commissions and royalties are earned, respectively. Revenue from advertising in magazines is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. In the meetings business, WWI generally charges non-refundable registration and starter fees in exchange for an introductory information session and materials it provides to new members. Revenue from these registration and starter fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. For revenue transactions that involve multiple deliverables, the amount of revenue recognized is determined using the relative fair value of each element, which is generally based on each element’s stand-alone selling price. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. Revenue from advertising on its websites is recognized when the advertisement is viewed by the user.

The Company grants refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue over the same period.

Advertising Costs:

Advertising costs consist primarily of television and digital media. All costs related to advertising are expensed in the period incurred, except for media production-related costs, which are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015 were $186,614, $191,060 and $251,954, respectively.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company recognizes a benefit for uncertain tax positions when a tax position taken or expected to be taken in a tax return is more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of the provision for income taxes on its consolidated statements of net income.

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

The Company recognizes the fair value of all derivative instruments as either assets or liabilities on the balance sheet. The Company has designated and accounted for interest rate swaps as cash flow hedges of its variable-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The fair value of the Company’s interest rate swaps is reported as a component of accumulated other comprehensive loss on its balance sheet. See Note 17 for a further discussion regarding the fair value of the Company’s interest rate swaps. The net effect of the interest payable and receivable under the Company’s interest rate swaps is included in interest expense on the consolidated statements of net income.

Deferred Financing Costs:

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. During the fiscal year ended January 2, 2016, in connection with the prepayment of debt, the Company wrote-off deferred financing fees of approximately $647, recorded a gain on early extinguishment of debt totaling $11,426, and incurred additional fees of approximately $1,241. During the fiscal year ended January 3, 2015, the Company wrote-off deferred financing fees of approximately $1,583 in connection with amending its Credit Agreement (as defined in Note 8). Amortization expense for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015 was $6,116, $6,886 and $9,305, respectively.

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At December 31, 2016, January 2, 2016 and January 3, 2015, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was $(16,002), $(23,135) and $(21,856), respectively. At December 31, 2016, January 2, 2016 and January 3, 2015, the cumulative balance of the effects of foreign currency translations, net of taxes, was $(11,118), $(14,130) and $1,906, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

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

3.	Accounting Standards Adopted in Current Year

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued updated guidance to simplify the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued updated guidance which clarifies the treatment of debt issuance costs from line-of-credit arrangements. In particular, this guidance clarifies that the Securities and Exchange Commission Staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As further reflected in Note 8, the Company adopted this guidance during the first quarter of fiscal 2016 on a retrospective basis to simplify the presentation of debt issuance costs during the first quarter of fiscal 2016. As shown in the table below, pursuant to the guidance and a change in accounting principle applied on a retrospective basis, the Company has reclassified unamortized debt issuance costs associated with Term Facilities (defined hereafter) in the Company’s Consolidated Balance Sheet for fiscal 2015 shown herein.

In November 2015, the FASB issued updated guidance on the classification of deferred tax assets. This accounting standard requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The Company adopted this guidance during the first quarter of fiscal 2016 on a retrospective basis. As shown in the table below, pursuant to the guidance and a change in accounting principle applied on a retrospective basis, the Company has reclassified current deferred tax assets in the Company’s Consolidated Balance Sheet for fiscal 2015 shown herein.

	January 2, 2016
	As Filed	Deferred Financing	Deferred Tax Asset	As Adjusted
Deferred income taxes	$7,516	$0	$(7,516)	$0
Total current assets	$358,973	$0	$(7,516)	$351,457
Deferred financing costs, net	$25,209	$(25,209)	$0	$0
Other noncurrent assets	$6,720	$255	$4,602	$11,577
Total assets	$1,422,084	$(24,954)	$(2,914)	$1,394,216
Long-term debt	$2,021,250	$(24,954)	$0	$1,996,296
Deferred income taxes	$159,539	$0	$(2,914)	$156,625
Total liabilities	$2,707,792	$(24,954)	$(2,914)	$2,679,924

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

In August 2014, the FASB issued guidance on going concern, which requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). The guidance is effective for annual periods ending after December 15, 2016 and for interim periods thereafter. The adoption of this guidance did not have an effect on our consolidated financial statements during the fiscal year ended December 31, 2016.

4.	Winfrey Transaction

On October 18, 2015 (the “Agreement Date”), the Company entered into the following agreements with Oprah Winfrey: the Strategic Collaboration Agreement, the Winfrey Purchase Agreement (defined below), and the Winfrey Option Agreement (defined below). The transactions contemplated by these agreements are collectively referred to herein as the “Winfrey Transaction”. Details of the Strategic Collaboration Agreement, Winfrey Purchase Agreement and Winfrey Option Agreement are below. See Note 22 for related party transactions with Ms. Winfrey.

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

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

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

Winfrey Option Agreement

In consideration of Ms. Winfrey entering into the Strategic Collaboration Agreement and the performance of her obligations thereunder, on the Agreement Date, the Company granted Ms. Winfrey a fully vested option (the “Winfrey Option”) to purchase 3,513 shares of common stock at an exercise price of $6.97 per share, which remains outstanding in full. The term sheet, and related terms and conditions, for the Winfrey Option are referred to herein as the “Winfrey Option Agreement”. Based on the Black Scholes option pricing method, the Company recorded $12,759 of compensation expense in the fourth quarter of fiscal 2015 for the Winfrey Option. At the date of the grant, the Company used a dividend yield of 0.0%, 63.88% volatility and a risk-free interest rate of 1.36%. Compensation expense is included as a component of selling, general and administrative expenses.

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

Acquisition of Franchisee

On June 27, 2016, the Company acquired substantially all of the assets of its franchisee for certain territories in South Florida, Weight Watchers of Greater Miami, Inc., for a purchase price of $3,250 (the “Miami Acquisition”). Payment was in the form of cash ($2,898) plus cash in reserves ($300) and assumed net liabilities of ($52). The total purchase price has been allocated to franchise rights acquired ($114), goodwill ($2,945) and customer relationship value ($191). The acquisition of the franchisee has been accounted for under the purchase method of accounting and, accordingly, earnings of the acquired franchisee have been included in the consolidated operating results of the Company since the date of acquisition. The goodwill will be deductible for tax purposes.

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

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

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

The acquisition resulted in goodwill related to, among other things, expected synergies in operations and the ability of the Company to provide VPM with various intellectual property and technology innovations which will afford additional future opportunities in the meetings and Online businesses within the market where VPM operates. The goodwill is not deductible for tax purposes.

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

Acquisition of Weilos

On March 11, 2015, the Company acquired for a purchase price of $6,674 Weilos, Inc. (“Weilos”), a California-based startup with an online social platform. Payment was in the form of common stock issued ($2,810), restricted stock issued ($114) and cash ($2,775) plus cash in reserves ($975). The total purchase price of Weilos has been allocated to goodwill ($5,588), identifiable intangibles ($1,741) and other assets ($24) offset by deferred tax liabilities ($679). Restricted shares with a fair value at the date of grant ($908) were issued to key employees, contingent upon 18 months post-combination employment, and are accounted for as stock compensation cost in the post-combination financial statements. These restricted shares vested on September 11, 2016. As a result of the acquisition, Weilos became a wholly owned subsidiary of the Company and the Company began to consolidate the entity as of the date of acquisition. The acquisition resulted in goodwill related to, among other things, expected synergies in operations. The goodwill is not deductible for tax purposes.

6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

The Company performed its annual impairment review of goodwill and other indefinite-lived intangible assets for fiscal 2016 and fiscal 2015. As a result of this review, no impairment charges were recorded for the fiscal years ended December 31, 2016 and January 2, 2016.

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the fiscal year ended December 31, 2016, the change in the carrying value of franchise rights acquired is due to the Miami Acquisition as described in Note 5 and the effect of exchange rate changes.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisitions of the majority interest in VPM and of Wello in fiscal 2014 and the acquisition of Weilos in fiscal 2015. See Note 5 for further information on certain acquisitions. For the fiscal year ended December 31, 2016, the change in the carrying amount of goodwill is due to the Miami Acquisition as described in Note 5 and the effect of exchange rate changes as follows:

	North America	United Kingdom	Continental Europe	Other	Total
Balance as of January 2, 2016	$133,408	$1,370	$7,260	$17,293	$159,331
Goodwill acquired during the period	2,945	0	0	0	2,945
Effect of exchange rate changes	1,190	(225)	(376)	3,273	3,862

Balance as of December 31, 2016	$137,543	$1,145	$6,884	$20,566	$166,138

The carrying values of finite-lived intangible assets as of December 31, 2016 and January 2, 2016 were as follows:

	December 31, 2016		January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$126,737	101,316	$119,658	$86,134
Website development costs	119,971	87,736	100,105	68,673
Trademarks	11,092	10,647	10,960	10,435
Other	7,945	7,434	7,976	7,118

Trademarks and other intangible assets	$265,745	$207,133	$238,699	$172,360

Franchise rights acquired	4,551	4,551	4,182	4,059
Total finite-lived intangible assets	$270,296	$211,684	$242,881	$176,419

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $35,752, $34,719 and $29,372, for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. The franchise rights acquired related to the VPM acquisition were amortized ratably over a 2 year period. The franchise rights acquired related to the Miami Acquisition were amortized ratably over a 3 month period.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal 2017	$33,585
Fiscal 2018	$17,586
Fiscal 2019	$6,363
Fiscal 2020	$1,034
Fiscal 2021 and thereafter	$44

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

7.	Property and Equipment

The components of property and equipment were:

	December 31, 2016	January 2, 2016
Equipment	$124,954	$122,789
Leasehold improvements	79,790	79,115

	204,744	201,904
Less: Accumulated depreciation and amortization	(155,170)	(143,718)

	$49,574	$58,186

Depreciation and amortization expense of property and equipment for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015 was $16,881, $18,452 and $20,635, respectively.

8.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	December 31, 2016			January 2, 2016
	Principal Balance	Unamortized Deferred Financing Costs	Effective Rate(1)	Principal Balance	Unamortized Deferred Financing Costs	Effective Rate(1)
Revolving Facility due April 2, 2018	$0	$0	3.35%	$48,000	$0	3.25%
Tranche B-1 Term Facility due April 2, 2016	0	0	3.96%	144,323	177	3.87%
Tranche B-2 Term Facility due April 2, 2020	2,021,250	18,951	4.41%	2,042,250	24,777	4.40%

Total	2,021,250	$18,951	4.38%	2,234,573	$24,954	4.34%
Less: Current Portion	21,000			213,323
Unamortized Deferred Financing Costs	18,951			24,954

Total Long-Term Debt	$1,981,299			$1,996,296

(1)	Includes amortization of deferred financing costs. For fiscal 2016, the effective interest rate for the Revolving Facility and Tranche B-1 Term Facility was computed based on interest expense incurred over the period for which borrowings were outstanding.

Pursuant to the retrospective adoption of FASB guidance on debt issuance costs, the Company has reclassified unamortized debt issuance costs associated with Term Facilities (defined hereafter) in the Company’s Consolidated Balance Sheet for fiscal 2015 shown herein.

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

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

On July 14, 2015, the Company drew down the $48,000 available on its Revolving Facility in order to enhance its cash position and to provide additional financial flexibility. As of January 2, 2016, the revolver borrowing was classified as a short-term liability in consideration of the fact that the terms of the Revolving Facility require an assessment as to whether there have been any material adverse changes with respect to the Company in connection with the Company’s monthly interest elections. Although the revolver borrowing was classified as a short-term liability as of January 2, 2016, absent any change in fact and circumstance, the Company had, and continues to have, the ability to extend and not repay the Revolving Facility until its due date of April 2, 2018.

On April 1, 2016, the Company paid in full, with cash on hand, a principal amount of loans equal to $144,323, which constituted the entire remaining principal amount of loans outstanding under the Tranche B-1 Term Facility due April 2, 2016.

On July 29, 2016, the Company paid down, with cash on hand, a principal amount of $25,000 of the $48,000 outstanding under its Revolving Facility. On September 16, 2016, the Company paid down, with cash on hand, the remaining outstanding principal amount of $23,000 on its Revolving Facility. At December 31, 2016, the Revolving Facility had $0 outstanding, $1,819 in issued but undrawn letters of credit outstanding thereunder and $48,181 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

At December 31, 2016, under the WWI Credit Facility, the Company had $2,021,250 outstanding consisting entirely of a term loan under the Tranche B-2 Term Facility.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event the Company receives a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon the Company’s Consolidated Leverage Ratio. At April 1, 2016, the date of payment of the principal amount of loans outstanding under the Tranche B-1 Term Facility discussed above, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At December 31, 2016, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on the Company’s Consolidated Leverage Ratio as of December 31, 2016, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.50%. On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of December 31, 2016 and January 2, 2016, the commitment fee was 0.50% per annum. For the fiscal years ended December 31, 2016 and January 2, 2016 the Company paid $31 and $186, respectively, in commitment fees. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility, which totaled $49 and $48 for the fiscal years ended December 31, 2016 and January 2, 2016, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

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

At December 31, 2016 and January 2, 2016, the Company’s debt consisted entirely of variable-rate instruments. Interest rate swaps were entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The weighted average interest rate (which includes amortization of deferred financing costs) on the Company’s outstanding debt, exclusive of the impact of swaps, was approximately 4.41% and 4.34% per annum based on interest rates at December 31, 2016 and January 2, 2016, respectively. The weighted average interest rate (which includes amortization of deferred financing costs) on the Company’s outstanding debt, including the impact of swaps, was approximately 5.32% and 5.45% per annum based on interest rates at December 31, 2016 and January 2, 2016, respectively.

Maturities

At December 31, 2016, the aggregate amounts of the Company’s existing long-term debt maturing in each of the next four fiscal years were as follows:

2017	$21,000
2018	21,000
2019	21,000
2020	1,958,250

$2,021,250

9.	Treasury Stock

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

During the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, the Company purchased no shares of its common stock in the open market under the repurchase program. As of the end of fiscal 2016, $208,933 remained available to purchase shares of the Company’s common stock under the repurchase program.

10.	Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended:

	December 31, 2016	January 2, 2016	January 3, 2015
Numerator:
Net income attributable to Weight Watchers International, Inc.	$67,699	$32,945	$117,787

Denominator:
Weighted average shares of common stock outstanding	63,742	58,369	56,607
Effect of dilutive common stock equivalents	2,155	597	98

Weighted average diluted common shares outstanding	65,897	58,966	56,705

Earnings per share attributable to Weight Watchers International, Inc.
Basic	$1.06	$0.56	$2.08

Diluted	$1.03	$0.56	$2.08

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 1,536, 1,699 and 3,073 for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

11.	Stock Plans

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

Under the 2014 Plan, grants may take the following forms at the Company’s Board of Directors’ Compensation and Benefit Committee’s discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock and other stock-based awards. As of its effective date, the maximum number of shares of common stock available for grant under the 2014 Plan was 3,500, subject to increase and adjustment as set forth in the 2014 Plan.

Under the 2014 Plan, the Company also grants fully-vested shares of its common stock to certain members of its Board of Directors. While these shares are fully vested, the directors are restricted from selling these shares while they are still serving on the Company’s Board of Directors. During the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, the Company granted to such members 36, 50 and 20 fully-vested shares, respectively, and recognized compensation expense of $451, $507 and $497, respectively.

The Company’s long-term equity incentive compensation program has historically included non-qualified stock option and/or restricted stock unit (including performance-based stock unit with both time- and performance-vesting criteria) awards. These awards have generally had time-vesting criteria.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

From time to time, the Company has granted fully-vested shares of its common stock to individuals in connection with special circumstances. In fiscal 2015, the Company granted an aggregate of 105 fully-vested shares of its common stock to individuals under such special circumstances. In fiscal 2015 and 2014, the Company also granted special performance-based stock option awards.

Under the Winfrey Option Agreement, in fiscal 2015, the Company granted Ms. Winfrey a fully-vested non-qualified stock option to purchase 3,513 shares of its common stock as more fully described in Note 4.

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for these plans and the Winfrey Option, as applicable, was $6,527, $24,771, and $10,533 for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. Such amounts have been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the income statement for all share-based compensation arrangements was $1,849, $8,170 and $3,285 for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015, respectively. The tax benefits realized from options exercised and RSUs vested totaled $2,114, $274 and $301 for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. No compensation costs were capitalized. As of December 31, 2016, there was $14,099 of total unrecognized compensation cost related to stock options, RSUs and PSUs granted under the Stock Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

Stock Option Awards Under Stock Plans

Option Awards with Time-Vesting Criteria

Pursuant to the option components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received stock options with time-vesting criteria (“Time- Vesting Options”). The options are exercisable based on the terms outlined in the agreements. Time-Vesting Options outstanding at December 31, 2016 and January 2, 2016 vest over a period of three to five years and the expiration term is ten years. Time-Vesting Options outstanding at December 31, 2016 and January 2, 2016 have an exercise price between $3.97 and $63.59 per share.

The fair value of each of these option awards is estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock. Since the Company’s option exercise history is limited, it has estimated the expected term of these option grants to be the midpoint between the vesting period and the contractual term of each award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the Time-Vesting Options. The dividend yield is based on the Company’s historic average dividend yield. The Company did not grant any Time-Vesting Options in fiscal 2014.

	December 31, 2016	January 2, 2016
Dividend yield	0.0%	0.0%
Volatility	49.6% - 51.4%	41.0%
Risk-free interest rate	1.24% - 2.26%	1.84% - 1.89%
Expected term (years)	6.0	6.0

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Option Awards with Time- and Performance-Vesting Criteria

Pursuant to the option components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received stock options with both time- and performance-vesting criteria (“T&P Options”). As of the end of fiscal 2016, there were no outstanding T&P Options. The options were exercisable based on the terms outlined in the agreements. During fiscal 2015 and fiscal 2014, the Company granted 37 and 1,601 T&P Options, respectively, to certain employees that would have vested based on the achievement of both time- and performance-vesting criteria. The time-vesting criteria would have been 100% satisfied on the third anniversary of the date of the grant and the performance-vesting criteria was contingent upon meeting or exceeding certain stock price hurdles. With respect to the performance-vesting criteria, the stock options would have fully vested in 20% increments upon the first date that the average closing stock price for the 20 consecutive preceding trading days was equal to or greater than specified stock price hurdles. The fair value of the T&P Options was estimated on the date of grant and was based on the likelihood of the Company achieving the performance conditions. The Company estimated the fair value using a Monte Carlo simulation that used various assumptions that included expected volatility, a risk-free rate and an expected term.

Expected volatility was based on the historical volatility of the Company’s common stock. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the performance measurement period. The expected term represented the period from the grant date to the end of the five year performance period. Compensation expense on T&P Options was recognized ratably over the three year required service period as this period was longer than the derived service period calculated by the Monte Carlo simulation.

	January 2, 2016	January 3, 2015
Dividend yield	0.0%	0.0%
Volatility	40.5%	37.8%
Risk-free interest rate	1.6%	1.4% -1.8%
Expected term (years)	5.0	5.0

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

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

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

Option Activity

A summary of all option activity under the Stock Plans and the Winfrey Option (see Note 4 for additional disclosure regarding the Winfrey Option) for the fiscal year ended December 31, 2016 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value
Outstanding at January 2, 2016	5,330	$11.79
Granted	118	$11.79
Exercised	(20)	$5.25
Cancelled	(315)	$12.71

Outstanding at December 31, 2016	5,113	$11.76	8.3	$20,293

Exercisable at December 31, 2016	4,490	$12.49	8.2	$17,135

The weighted-average grant-date fair value of all options granted (including the Winfrey Option as described in Note 4) was $5.79, $4.86 and $6.51, for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. The total intrinsic value of Time-Vesting Options exercised was $117, $17 and $62 for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

Cash received from Time-Vesting Options exercised during the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015 was $139, $95 and $658, respectively.

Restricted Stock Unit Awards with Time-Vesting Criteria

Pursuant to the restricted stock components of the Stock Plans, the Company’s Board of Directors authorized the Company to enter into agreements under which certain employees received RSUs. The RSUs are exercisable based on the terms outlined in the agreements. The RSUs generally vest over a period of two to five years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of RSU activity under the Stock Plans for the fiscal year ended December 31, 2016 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 2, 2016	1,366	$14.66
Granted	758	$12.68
Vested	(475)	$10.84
Forfeited	(511)	$16.41

Outstanding at December 31, 2016	1,138	$14.15

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The weighted-average grant-date fair value of RSUs granted was $12.68, $5.55 and $24.37 for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. The total fair value of RSUs vested during the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015 was $5,145, $1,804 and $3,042, respectively.

Performance-Based Stock Unit Awards with Time- and Performance-Vesting Criteria

Pursuant to the restricted stock components of the 2014 Plan, in fiscal 2016, the Compensation and Benefits Committee of the Company’s Board of Directors determined to grant 290 performance-based stock unit awards having both time- and performance-vesting criteria (the “PSUs”). The time-vesting criteria will be satisfied on the third anniversary of the grant date (i.e., May 16, 2019). The performance-vesting criteria will be satisfied if the Company has achieved a Debt Ratio (as defined in the Company’s term sheet for PSU awards and based on a Debt to EBITDAS ratio (each, as defined therein)) at levels at or above a “threshold” level performance of 4.5x over the performance period from December 31, 2017 to December 29, 2018. The number of PSUs that become vested, if any, upon the satisfaction of both vesting criteria, shall be equal to (x) the target number of PSUs granted multiplied by (y) the applicable Debt Ratio achievement percentage, rounded down to avoid the issuance of fractional shares. If all of the awards fully meet the time-vesting criteria, depending on the Company’s Debt Ratio achievement, the number of shares of the Company’s common stock issuable under the PSUs range from 66 to 330. The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

The fair value of PSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of PSU activity under the 2014 Plan for the fiscal year ended December 31, 2016 is presented below:

	Shares	Weighted-Average Grant- Date Fair Value
Outstanding at January 2, 2016	0	$0
Granted	290	$13.19
Vested	(1)	$13.20
Forfeited	(91)	$13.20

Outstanding at December 31, 2016	198	$13.19

The weighted-average grant-date fair value of PSUs granted was $13.19 for the fiscal year ended December 31, 2016. The total fair value of PSUs vested during the fiscal year ended December 31, 2016 was $8.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

12.	Income Taxes

The following tables summarize the Company’s consolidated provision for US federal, state and foreign taxes on income:

	December 31, 2016	January 2, 2016	January 3, 2015
Current:
US federal	$(15,254)	$(6,862)	$12,904
State	604	1,859	(131)
Foreign	20,191	15,740	24,059

	$5,541	$10,737	$36,832

Deferred:
US federal	$10,980	$10,756	$25,162
State	1,877	1,890	2,876
Foreign	(1,764)	(548)	1,061

	$11,093	$12,098	$29,099

Total tax provision	$16,634	$22,835	$65,931

The components of the Company’s consolidated income before income taxes consist of the following:

	December 31, 2016	January 2, 2016	January 3, 2015
Domestic	$26,367	$6,299	$88,024
Foreign	57,760	49,315	95,640

	$84,127	$55,614	$183,664

The effective tax rates for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015 were 19.8%, 41.1% and 35.9%, respectively. The difference between the US federal statutory tax rate and the Company’s consolidated effective tax rate is as follows:

	December 31, 2016	January 2, 2016	January 3, 2015
US federal statutory rate	35.0%	35.0%	35.0%
Research and development credit	(19.5)	0.0	0.0
Reserves for uncertain tax positions	2.9	3.5	0.4
Out-of-period adjustments	2.6	4.5	0.0
States income taxes (net of federal benefit)	2.0	3.8	1.3
Foreign taxes	(0.1)	(0.4)	(0.6)
(Decrease) increase in valuation allowance	(2.3)	(2.2)	1.7
Loss on closure of China	0.0	0.0	(2.1)
Other	(0.8)	(3.1)	0.2

Effective tax rate	19.8%	41.1%	35.9%

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company’s effective tax rate for fiscal year ended December 31, 2016 was affected by a net tax benefit arising from a research and development tax credit and a Section 199 deduction for the tax years 2012 through 2016 and the reversal of a valuation allowance related to tax benefits for foreign losses that are now expected to be realized. These benefits were partially offset by income tax expenses recorded for out-of-period adjustments.

The deferred tax assets and liabilities recorded on the Company’s consolidated balance sheets are as follows:

	December 31, 2016	January 2, 2016
Provision for estimated expenses	$4,269	$4,638
Depreciation	2,230	4,164
Operating loss carryforwards	24,560	34,285
Salaries and wages	2,832	641
Share-based compensation	13,374	14,330
Foreign tax credit carryforwards	4,075	0
Other	12,154	8,024
Other comprehensive income	18,001	24,778
Less: valuation allowance	(18,270)	(28,279)

Total deferred tax assets	$63,225	$62,581

Other	$(1,209)	$(1,823)
Amortization	(229,559)	(210,901)

Total deferred tax liabilities	$(230,768)	$(212,724)

Net deferred tax liabilities	$(167,543)	$(150,143)

Certain foreign operations of the Company have generated net operating loss carryforwards. If it has been determined that it is more-likely-than-not that the deferred tax assets associated with these net operating loss carryforwards will not be utilized, a valuation allowance has been recorded. As of December 31, 2016 and January 2, 2016, various foreign subsidiaries had net operating loss carryforwards of approximately $98,546 and $138,562, respectively, most of which can be carried forward indefinitely.

The Company’s undistributed earnings of substantially all of its foreign subsidiaries are not considered to be permanently reinvested. Accordingly, the Company has recorded all taxes, after taking into account foreign tax credits, on the undistributed earnings of these foreign subsidiaries.

The undistributed earnings of the remaining foreign subsidiaries are indefinitely invested outside the United States. We have not recorded a deferred tax liability of approximately $11,195 for the U.S. income taxes on the undistributed earnings of these foreign subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31, 2016	January 2, 2016	January 3, 2015
Balance at beginning of year	$7,698	$6,268	$5,784
Additions based on tax positions related to the current year	4,580	2,106	1,304
Reductions for tax positions of prior years	(3,299)	(676)	(820)

Balance at end of year	$8,979	$7,698	$6,268

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

At December 31, 2016, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $8,703. As of December 31, 2016, given the nature of the Company’s uncertain tax positions, it is reasonably possible that there will not be a significant change in the Company’s uncertain tax benefits within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $452 and $1,229 of accrued interest and penalties at December 31, 2016 and January 2, 2016, respectively. The Company recognized $(777), $(266), and $83 in interest and penalties during the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. At December 31, 2016, with few exceptions, the Company was no longer subject to US federal, state or local income tax examinations by tax authorities for years prior to 2013, or non-US income tax examinations by tax authorities for years prior to 2009.

13.	Employee Benefit Plans

The Company sponsors the Third Amended and Restated Weight Watchers Savings Plan (the “Savings Plan”) for salaried and certain hourly US employees of the Company. The Savings Plan is a defined contribution plan that provides for employer matching contributions of 50% of the employee’s tax deferred contributions up to 6% of an employee’s eligible compensation for the fiscal year ended December 31, 2016 and 100% of the employee’s tax deferred contributions up to 3% of an employee’s eligible compensation for the fiscal years ended January 2, 2016 and January 3, 2015. Expense related to these contributions for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015 was $1,945, $2,454 and $2,525, respectively.

During fiscal 2014, the Company received a favorable determination letter from the IRS that qualifies the Savings Plan under Section 401(a) of the Internal Revenue Code.

Pursuant to the Savings Plan, the Company also makes profit sharing contributions for all full-time salaried US employees who are eligible to participate in the Savings Plan (except for certain management personnel). The profit sharing contribution is a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Savings Plan also has a discretionary supplemental profit sharing employer contribution component that is determined annually by the Compensation and Benefits Committee of the Company’s Board of Directors. Expense related to these contributions for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015 was $1,027, $733 and $266, respectively.

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

The account is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense related to this commitment for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015 was $1,915, $1,950 and $1,090, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

14.	Cash Flow Information

	December 31, 2016	January 2, 2016	January 3, 2015
Net cash paid during the year for:

Interest expense	$88,577	$117,602	$123,100
Income taxes	$25,516	$25,566	$35,232

Noncash investing and financing activities were as follows:

Fair value of net assets acquired in connection with acquisitions	$305	$1,439	$359

Change in Capital expenditures and Capitalized software included in accounts payable and accrued expenses	$2,098	$(1,969)	$3,347

15.	Commitments and Contingencies

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

On August 11, 2015, a purported shareholder derivative lawsuit was filed in New York State Court in Westchester County. The complaint alleged that certain Company directors and executive officers breached their various fiduciary duties by knowingly causing the Company to repurchase shares from Artal and from certain executive officers at artificially inflated prices in connection with a tender offer made to all shareholders. The complaint sought an order for the defendants to disgorge all profits made from selling Company stock between March 16, 2012 and April 9, 2012, as well as an award for damages sustained by the alleged breaches of fiduciary duty. The parties agreed to settle the case by stipulation dated November 15, 2016. On February 24, 2017, the Court indicated it would approve the settlement, which provided that the Company will implement certain operational and corporate governance measures, and granted the application for attorneys’ fees and expenses by plaintiff’s counsel for $225.

Raymond Roberts v. Weight Watchers International, Inc.

On January 7, 2016, an OnlinePlus member filed a putative class action complaint against the Company in the Supreme Court of New York, New York County, asserting class claims for breach of contract and violations of the New York General Business Law. On February 5, 2016, the Company removed the case to the United States District Court, Southern District of New York. On March 18, 2016, the plaintiff filed an amended

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

complaint, alleging that, as a result of the temporary glitches in the Company’s website and app in November and December 2015, the Company has: (1) breached its Subscription Agreement with its OnlinePlus members; and (2) engaged in deceptive acts and practices in violation of Section 350 of the New York General Business Law. The plaintiff is seeking unspecified actual, punitive and statutory damages, as well as his attorneys’ fees and costs incurred in connection with this action. The Company filed a motion to dismiss on May 6, 2016. The plaintiff filed his opposition papers on June 9, 2016 and the Company filed its reply papers on June 23, 2016. The Court granted the Company’s motion to dismiss on November 14, 2016. On November 16, 2016, the plaintiff filed a timely notice of appeal of the Court’s decision and on January 31, 2017, the plaintiff filed its brief in support of appeal. The Company’s opposition brief is due to be filed on April 5, 2017. The Company believes that the plaintiff’s appeal is without merit and will be denied in due course.

Other Litigation Matters

Due to the nature of the Company’s activities, it is also, at times, subject to pending and threatened legal actions that arise out of the ordinary course of business. In the opinion of management, the disposition of any such matters is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

Commitments

Minimum commitments under non-cancelable obligations, primarily for office and rental facilities operating leases at December 31, 2016, consist of the following:

2017	$40,291
2018	32,892
2019	24,947
2020	19,247
2021	16,285
2022 and thereafter	99,608

Total	$233,270

Total rent expense charged to operations under these operating leases for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015 was $40,927, $42,133 and $44,228, respectively.

16.	Segment and Geographic Data

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Information about the Company’s reportable segments is as follows:

	Total Revenue for the Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
North America	$798,827	$755,396	$947,716
United Kingdom	100,808	124,773	156,843
Continental Europe	210,590	229,147	298,878
Other	54,677	55,103	76,479

Total revenue	$1,164,902	$1,164,419	$1,479,916

	Net Income for the Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Segment operating income:
North America	$175,290	$140,579	$250,282
United Kingdom	14,199	24,310	29,187
Continental Europe	51,096	62,364	79,282
Other	8,813	8,007	13,676

Total segment operating income	249,398	235,260	372,427
General corporate expenses	48,587	67,202	73,113
Interest expense	115,160	121,843	122,984
Other expense, net	1,524	2,027	3,206
Gain on Brazil acquisition	0	0	(10,540)
Gain on early extinguishment of debt	0	(11,426)	0
Provision for taxes	16,634	22,835	65,931

Net income	67,493	32,779	117,733
Net loss attributable to noncontrolling interest	206	166	54

Net income attributable to Weight Watchers International, Inc.	$67,699	$32,945	$117,787

	Depreciation and Amortization for the Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
North America	$41,718	$47,128	$34,654
United Kingdom	971	766	1,158
Continental Europe	1,621	1,861	2,356
Other	815	1,473	2,144

Total segment depreciation and amortization	45,125	51,228	40,312
General corporate depreciation and amortization	13,624	8,829	18,227

Depreciation and amortization	$58,749	$60,057	$58,539

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following tables present information about the Company’s sources of revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of US export sales.

	Revenues for the Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Meeting Fees	$605,332	$587,801	$744,560
Online Subscription Revenues	343,789	349,567	437,385
In-meeting product sales	125,508	127,291	169,101
Licensing, franchise royalties and other	90,273	99,760	128,870

	$1,164,902	$1,164,419	$1,479,916

	Revenues for the Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
United States	$743,668	$700,972	869,541
Canada	55,159	54,277	78,175
United Kingdom	100,808	124,773	156,843
Continental Europe	210,590	229,147	298,878
Other	54,677	55,250	76,479

	$1,164,902	$1,164,419	$1,479,916

	Long-Lived Assets
	December 31, 2016	January 2, 2016	January 3, 2015
United States	$43,714	$51,103	$67,903
Canada	2,730	2,757	3,149
United Kingdom	1,899	2,938	724
Continental Europe	716	614	1,454
Other	515	774	1,420

	$49,574	$58,186	$74,650

17.	Fair Value Measurements

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and an interest rate swap agreement as of December 31, 2016 and January 2, 2016. The fair value of the Company’s borrowings under the Revolving Facility approximated a carrying value of $48,000 at January 2, 2016 due to the nature of the debt (Level 2 input).

The fair value of the Company’s Term Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of December 31, 2016 and January 2, 2016, the fair value of the Company’s long-term debt was approximately $1,671,920 and $1,664,393, respectively, as compared to the carrying value (net of deferring financing costs) of $2,002,299 and $2,161,619, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 18 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at December 31, 2016	$31,974	$0	$31,974	$0
Interest rate swap liability at January 2, 2016	$44,170	$0	$44,170	$0

The Company did not have any transfers into or out of Levels 1 and 2, and did not maintain any assets or liabilities classified as Level 3, during the fiscal years ended December 31, 2016 and January 2, 2016.

18.	Derivative Instruments and Hedging

As of December 31, 2016 and January 2, 2016, the Company had in effect an interest rate swap with a notional amount totaling $1,500,000.

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

As of December 31, 2016 and January 2, 2016, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $16,002 ($26,232 before taxes) and $23,135 ($38,053 before taxes), respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company is hedging forecasted transactions for periods not exceeding the next four years. The Company expects approximately $7,937 ($13,011 before taxes) of derivative losses included in accumulated other comprehensive loss at December 31, 2016, based on current market rates, will be reclassified into earnings within the next 12 months.

19.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component(a)

	Fiscal Year Ended December 31, 2016
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at January 2, 2016	$(23,135)	$(14,130)	$(37,265)

Other comprehensive (loss) income before reclassifications, net of tax	(7,730)	3,467	(4,263)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	14,863	0	14,863

Net current period other comprehensive income including noncontrolling interest	7,133	3,467	10,600

Less: net current period other comprehensive income attributable to the noncontrolling interest	0	(455)	(455)

Ending Balance at December 31, 2016	$(16,002)	$(11,118)	$(27,120)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

	Fiscal Year Ended January 2, 2016
	Loss on Qualifying Hedges	Gain (loss) on Foreign Currency Translation	Total
Beginning Balance at January 3, 2015	$(21,856)	$1,906	$(19,950)

Other comprehensive loss before reclassifications, net of tax	(16,371)	(16,973)	(33,344)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	15,092	0	15,092

Net current period other comprehensive loss including noncontrolling interest	(1,279)	(16,973)	(18,252)

Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	937	937

Ending Balance at January 2, 2016	$(23,135)	$(14,130)	$(37,265)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Fiscal Year Ended January 3, 2015
	Loss on Qualifying Hedges	Gain on Foreign Currency Translation	Total
Beginning Balance at December 28, 2013	$(4,603)	$13,120	$8,517

Other comprehensive loss before reclassifications, net of tax	(29,340)	(11,692)	(41,032)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	12,087	0	12,087

Net current period other comprehensive loss including noncontrolling interest	(17,253)	(11,692)	(28,945)

Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	478	478

Ending Balance at January 3, 2015	$(21,856)	$1,906	$(19,950)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss(a)

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(24,366)	$(24,741)	$(19,815)	Interest expense

	(24,366)	(24,741)	(19,815)	Income before income taxes
	9,503	9,649	7,727	Provision for income taxes

	$(14,863)	$(15,092)	$(12,087)	Net income

(a)	Amounts in parentheses indicate debits to profit / loss

20.	Restructuring Charges

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

As of December 31, 2016 and January 2, 2016, the balance of the liability for restructuring was $0 and $1,809, respectively. For the fiscal year ended December 31, 2016, the Company made payments of $1,663 and lowered provision estimates by $146.

21.	Recently Issued Accounting Pronouncements

In February 2016, the FASB issued updated guidance regarding leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but will be updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated guidance is effective for the Company beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact that the adoption of this guidance will have on the consolidated financial statements and related disclosures of the Company.

In March 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify the implementation guidance on principal versus agent considerations. The amendments in this update do not change the core principle of the guidance, but are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. In April 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to provide narrow scope guidance and practical expedients contained in the new revenue standard. In December 2016, the FASB issued updated guidance on revenue from contracts with customers for technical corrections and improvements on narrow aspects within the original and amended guidance. The amendments in these updates are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The Company is in the process of evaluating the effect of adoption on the consolidated financial statements. The Company has developed an inventory of all U.S. revenue streams and has begun to assess the implications of adopting the new five step revenue model and reviewing key contracts. The Company will begin assessing foreign revenue streams once the U.S. review is finalized.

In March 2016, the FASB issued updated guidance on stock compensation which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of applicable income tax consequences on the statement of cash flows. This guidance requires recognition of excess tax benefits and shortfalls (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. Excess tax benefits and shortfalls are recognized in equity. In addition, these amounts will be classified as an operating activity in the consolidated statement of cash flows instead of as a financing activity. For fiscal 2014 to 2015, the Company recognized net excess tax shortfalls in equity of approximately $788 to $932, respectively. For fiscal 2016, the Company recognized net excess tax benefits in equity of approximately $327. These amounts may not necessarily be indicative of future amounts that may be recognized subsequent to the adoption of this new standard, as any excess tax benefits or shortfalls recognized would be dependent on future stock prices, employee exercise behavior and applicable tax rates. The new guidance will be effective for the Company beginning on January 1, 2017 and early adoption is permitted.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

In August 2016, the FASB issued updated guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. This guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the consolidated statement of cash flows.

In January 2017, the FASB issued updated guidance to assist Companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for the Company in the interim and annual periods beginning after December 15, 2017 with early application permitted provided that the transaction date is prior to the issuance or effective date of this amendment and provided the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued amended guidance to simplify the accounting for goodwill impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact that the adoption of this guidance will have on the consolidated financial statements and related disclosures of the Company.

22.	Related Party

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $3,453 and $647 for the fiscal years ended December 31, 2016 and January 2, 2016, respectively, which services included advertising, production and related fees. During fiscal 2016, the Company also purchased $627 of cookbooks, authored by Ms. Winfrey, which are held in inventory as of December 31, 2016.

The Company’s accounts payable to parties related to Ms. Winfrey at December 31, 2016 and January 2, 2016 was $1,123 and $574, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

23.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations for the fiscal years ended December 31, 2016 and January 2, 2016.

	For the Fiscal Quarters Ended
	April 2, 2016	July 2, 2016	October 1, 2016	December 31, 2016
Fiscal year ended December 31, 2016
Revenues, net	$306,910	$309,761	$280,819	$267,412
Gross profit	$149,673	$161,048	$144,303	$130,477
Operating income	$13,557	$73,731	$66,792	$46,730
Net (loss) income attributable to the Company	$(10,753)	$30,494	$34,658	$13,300
Basic (loss) earnings per share	$(0.17)	$0.48	$0.54	$0.21
Diluted (loss) earnings per share	$(0.17)	$0.46	$0.53	$0.20

	For the Fiscal Quarters Ended
	April 4, 2015	July 4, 2015	October 3, 2015	January 2, 2016
Fiscal year ended January 2, 2016
Revenues, net	$322,103	$309,754	$273,324	$259,238
Gross profit	$157,303	$159,364	$136,622	$120,798
Operating income	$18,044	$70,580	$63,108	$16,326
Net (loss) income attributable to the Company	$(5,433)	$27,877	$21,790	$(11,309)
Basic (loss) earnings per share	$(0.10)	$0.49	$0.38	$(0.18)
Diluted (loss) earnings per share	$(0.10)	$0.49	$0.38	$(0.18)

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

As discussed in Note 1, in fiscal 2016, the Company identified and recorded out-of-period adjustments related to (i) income tax errors primarily related to reversing a foreign tax receivable originally recorded in fiscal 2008 that should have been reversed in fiscal 2009; (ii) errors in the prior period tax provision identified upon filing of the tax return and (iii) technology expenses that should have been capitalized in fiscal 2015. The impact of correcting these errors, to the extent applicable to the period, increased the provision for income taxes and decreased net income attributable to the Company by $2,684 ($0.04 per fully diluted share) in the third quarter of fiscal 2016 and increased operating income, decreased the provision for income taxes and increased net income attributable to the Company by $1,466, $110, and $1,576 ($0.02 per fully diluted share) in the fourth quarter of fiscal 2016.

As discussed in further detail in Note 12, the Company recorded a net tax benefit arising from a research and development tax credit and a Section 199 deduction for the tax years 2012 through 2015 in the third quarter of fiscal 2016 of $11,438 ($0.17 per fully diluted share).

As discussed in further detail in Note 20, the Company recorded restructuring charges of $5,761 ($3,514 after tax), $232 ($142 after tax), $1,081 ($660 after tax) and $1,338 ($815 after tax) during the first, second, third and fourth quarters of fiscal 2015, respectively, in connection with employee termination benefit costs associated with its previously disclosed cost-savings initiative plan to restructure its organization, reducing gross profit, operating income, net income attributable to the Company and to EPS all four quarters of fiscal 2015.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

As discussed in further detail in Note 4, operating income, net income and EPS during the fourth quarter of fiscal 2015 were impacted by the Company recording expenses of $13,593 ($8,292 after tax and $0.13 per fully diluted share) in connection with the Winfrey Transaction in the fourth quarter of fiscal 2015.

As discussed in further detail in Note 8, net income and EPS were impacted by a gain on the early extinguishment of debt of $4,749 ($2,897 after tax) and $6,727 ($4,103 after tax), or $0.05 and $0.07 per fully diluted share, during the first and second quarters of fiscal 2015, respectively.

As discussed in Note 1, the Company identified and recorded out-of-period adjustments related to immaterial errors in prior period financial statements that increased net income attributable to the Company by $420 for the second quarter of fiscal 2015 and decreased net income attributable to the Company by $740 in the fourth quarter of fiscal 2015.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End
	of Period	Expenses	Accounts	Deductions(1)	of Period
FISCAL YEAR ENDED DECEMBER 31, 2016
Allowance for doubtful accounts	$2,226	$363	$384	$0	$2,973
Inventory and other reserves	$4,065	$5,109	$0	$(5,471)	$3,703
Tax valuation allowance	$28,280	$2,258	$(483)	$(11,778)	$18,277

FISCAL YEAR ENDED JANUARY 2, 2016
Allowance for doubtful accounts	$3,287	$(446)	$0	$(615)	$2,226
Inventory and other reserves	$7,107	$7,593	$0	$(10,635)	$4,065
Tax valuation allowance	$34,640	$1,056	$(2,631)	$(4,785)	$28,280

FISCAL YEAR ENDED JANUARY 3, 2015
Allowance for doubtful accounts	$3,477	$99	$0	$(289)	$3,287
Inventory and other reserves	$5,859	$11,822	$0	$(10,574)	$7,107
Tax valuation allowance	$36,372	$3,183	$0	$(4,915)	$34,640

(1)	Primarily represents the utilization of established reserves, net of recoveries, where applicable.

S-1

EXHIBIT INDEX

Exhibit Number	Description

**3.1	Amended and Restated Articles of Incorporation of Weight Watchers International, Inc. (filed as Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A as filed on January 6, 2012 (File No. 001-16769), and incorporated herein by reference).

**3.2	Articles of Amendment to the Articles of Incorporation, as Amended and Restated, of Weight Watchers International, Inc. to Create a New Series of Preferred Stock Designated as Series B Junior Participating Preferred Stock, adopted as of November 14, 2001 (filed as Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A, as filed on January 6, 2012 (File No. 001-16769), and incorporated herein by reference).

**3.3	Amended and Restated Bylaws of Weight Watchers International, Inc., as of November 14, 2013 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed on November 18, 2013 (File No. 001-16769), and incorporated herein by reference).

**4.1	Specimen of stock certificate representing Weight Watchers International, Inc.’s common stock, no par value (filed as Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A, as filed on January 6, 2012 (File No. 001-16769), and incorporated herein by reference).

**10.1	License Agreement, dated as of September 29, 1999, between WW Foods, LLC and Weight Watchers International, Inc. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, as filed on December 2, 1999 (File No. 333-92005), and incorporated herein by reference).

**10.2	LLC Agreement, dated as of September 29, 1999, between H.J. Heinz Company and Weight Watchers International, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, as filed on December 2, 1999 (File No. 333-92005), and incorporated herein by reference).

**10.3	Operating Agreement, dated as of September 29, 1999, between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, as filed on December 2, 1999 (File No. 333-92005), and incorporated herein by reference).

†**10.4	Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2004 (File No. 001-16769), and incorporated herein by reference).

†**10.5	Amendment to Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, as filed on August 11, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.6	Weight Watchers International, Inc. 2008 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2008 (File No. 001-16769), and incorporated herein by reference).

**10.7	Corporate Agreement, dated as of November 5, 2001, between Weight Watchers International, Inc. and Artal Luxembourg S.A. (filed as Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, as filed on November 9, 2001 (File No. 333-69362), and incorporated herein by reference).

**10.8	Amendment, dated as of July 1, 2005, to the Corporate Agreement, dated as of November 5, 2001, by and between Weight Watchers International, Inc. and Artal Luxembourg S.A. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, as filed on August 11, 2005 (File No. 001-16769), and incorporated herein by reference).

**10.9	Registration Rights Agreement, dated as of September 29, 1999, among Weight Watchers International, Inc., H.J. Heinz Company and Artal Luxembourg S.A. (filed as Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, as filed on October 29, 2001 (File No. 333-69362), and incorporated herein by reference).

Exhibit Number	Description

†**10.10	Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (Chief Executive Officer, Chief Financial Officer and General Counsel) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, as filed on August 11, 2011 (File No. 001-16769), and incorporated herein by reference).

†**10.11	Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (certain executive officers) (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, as filed on August 11, 2011 (File No. 001-16769), and incorporated herein by reference).

**10.12	Principal Stockholders Agreement among Weight Watchers International, Inc., WeightWatchers.com, Inc. and Artal Luxembourg S.A. dated as of June 13, 2005 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2005, as filed on August 11, 2005 (File No. 001-16769), and incorporated herein by reference).

†**10.13	Form of Term Sheet for Employee Stock Awards and Form of Terms and Conditions for Employee Stock Awards (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed on February 27, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.14	Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed on February 27, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.15	Form of Amended and Restated Restricted Stock Agreement for Weight Watchers International, Inc. non-employee directors and certain members of the Interim Office of the Chief Executive Officer (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014, as filed on August 7, 2014 (File No. 001-16769), and incorporated herein by reference).

†**10.16	Amended and Restated Weight Watchers International, Inc. 2014 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 8, 2015 (File No. 001-16769), and incorporated herein by reference).

†**10.17	Summary of Non-Employee Director Compensation (filed as Exhibit 10 to the Company’s Current Report on Form 8-K, as filed on July 18, 2006 (File No. 001-16769), and incorporated herein by reference).

†**10.18	Statement of Amendments to the Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006 (File No. 001-16769), and incorporated herein by reference).

**10.19	Amendment to Agreements, dated as of October 1, 2002, by and between Weight Watchers International, Inc., WW Foods, LLC and H.J. Heinz Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009, as filed on November 12, 2009 (File No. 001-16769), and incorporated herein by reference).

**10.20	Amendment to Operating Agreement, dated August 4, 2009, by and between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009, as filed on November 12, 2009 (File No. 001-16769), and incorporated herein by reference).

†**10.21	Second Amended and Restated Weight Watchers Executive Profit Sharing Plan, August 1, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012, as filed on November 8, 2012 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description

†**10.22	Offer Letter, dated as of July 2, 2012, by and between Weight Watchers International, Inc. and Nicholas P. Hotchkin (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as filed on February 27, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.23	Offer Letter, dated as of December 6, 2012, by and between Weight Watchers International, Inc. and James Chambers (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as filed on February 27, 2013 (File No. 001-16769), and incorporated herein by reference).

**10.24	Credit Agreement, dated as of April 2, 2013, among Weight Watchers International, Inc., as the borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and an issuing bank, and The Bank of Nova Scotia, as the revolving agent, a swingline lender and an issuing bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013, as filed on May 9, 2013 (File No. 001-16769), and incorporated herein by reference).

**10.25	Amendment Agreement, dated as of September 26, 2014, relating to the Credit Agreement, dated as of April 2, 2013, among Weight Watchers International, Inc., as the Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as the Administrative Agent and an Issuing Bank, and The Bank of Nova Scotia, as the Revolving Agent, a Swingline Lender and an Issuing Bank (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2014, as filed on November 5, 2014 (File No. 001-16769), and incorporated herein by reference).

†**10.26	Severance Amendment, dated as of July 30, 2013, by and between Weight Watchers International, Inc. and James Chambers (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on August 1, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.27	Letter Agreement, dated as of May 8, 2013, by and between Weight Watchers International, Inc. and Nicholas Hotchkin (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, as filed on August 8, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.28	Letter Agreement, dated as of May 8, 2013, by and between Weight Watchers International, Inc. and James Chambers (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, as filed on August 8, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.29	Offer Letter, dated as of March 3, 2014, by and between Weight Watchers International, Inc. and Michael F. Colosi (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2015, as filed on May 14, 2015 (File No. 001-16769), and incorporated herein by reference).

†**10.30	Employment Agreement, dated October 6, 2003, by and between Weight Watchers France S.A.R.L. and Corinne Pollier(-Bousquet) (the “Pollier Employment Agreement”) (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, as filed on March 2, 2016 (File No. 001-16769), and incorporated herein by reference).

†**10.31	Addendum to the Pollier Employment Agreement, dated May 1, 2013, by and between Weight Watchers France S.A.R.L. and Corinne Pollier(-Bousquet) (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, as filed on March 2, 2016 (File No. 001-16769), and incorporated herein by reference).

†**10.32	Letter Agreement, dated as of September 15, 2015, by and between Weight Watchers International, Inc. and Corinne Pollier(-Bousquet) (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, as filed on March 2, 2016 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description

**10.33	Share Purchase Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 19, 2015 (File No. 001-16769), and incorporated herein by reference).

†**10.34	Option Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on October 19, 2015 (File No. 001-16769), and incorporated herein by reference).

**10.35	Strategic Collaboration Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, as filed on March 2, 2016 (File No. 001-16769), and incorporated herein by reference).

†**10.36	Second Addendum to the Pollier Employment Agreement, effective March 2, 2016, by and between Weight Watchers France S.A.R.L. and Corinne Pollier(-Bousquet) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed on May 10, 2016 (File No. 001-16769), and incorporated herein by reference).

†**10.37	Separation Agreement, dated as of September 11, 2016, by and between Weight Watchers International, Inc. and James R. Chambers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on September 13, 2016 (File No. 001-16769), and incorporated herein by reference).

†**10.38	Form of Term Sheet for Employee Performance Stock Unit Awards and Form of Terms and Conditions for Employee Performance Stock Unit Awards (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed on November 8, 2016 (File No. 001-16769), and incorporated herein by reference).

†**10.39	Second Letter Agreement, dated as of September 14, 2016, by and between Nicholas Hotchkin and Weight Watchers International, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed on November 8, 2016 (File No. 001-16769), and incorporated herein by reference).

†*10.40	Employment Agreement Letter, dated as of April 6, 2016, by and between Stacey Mowbray and Weight Watchers International, Inc.

*21.1	Subsidiaries of Weight Watchers International, Inc.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer & Member, Interim Office of the Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Thilo Semmelbauer, Member, Interim Office of the Chief Executive Officer.

*31.3	Rule 13a-14(a) Certification by Christopher J. Sobecki, Member, Interim Office of the Chief Executive Officer.

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	XBRL Instance Document

*EX-101.SCH	XBRL Taxonomy Extension Schema

*EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit Number	Description

*EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

*EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

Item 16.	Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: March 1, 2017	By:	/S/ NICHOLAS P. HOTCHKIN
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

Date: March 1, 2017	By:	/S/ NICHOLAS P. HOTCHKIN
Nicholas P. Hotchkin
Chief Financial Officer & Member, Interim Office of the Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Date: March 1, 2017	By:	/S/ THILO SEMMELBAUER
Thilo Semmelbauer Director & Member, Interim Office of the Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2017	By:	/S/ CHRISTOPHER J. SOBECKI
Christopher J. Sobecki Director & Member, Interim Office of the Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2017	By:	/S/ RAYMOND DEBBANE
Raymond Debbane
Director

Date: March 1, 2017	By:	/S/ STEVEN M. ALTSCHULER
Steven M. Altschuler
Director

Date: March 1, 2017	By:	/S/ PHILIPPE J. AMOUYAL
Philippe J. Amouyal
Director

Date: March 1, 2017	By:	/S/ CYNTHIA ELKINS
Cynthia Elkins
Director

Date: March 1, 2017	By:	/S/ JONAS M. FAJGENBAUM
Jonas M. Fajgenbaum
Director

Date: March 1, 2017	By:	/S/ DENIS F. KELLY
Denis F. Kelly
Director

Date: March 1, 2017	By:	/S/ SACHA LAINOVIC
Sacha Lainovic
Director

Date: March 1, 2017	By:	/S/ OPRAH WINFREY
Oprah Winfrey
Director