Form 10-Q
period 2017-04-01
WEIGHT WATCHERS INTERNATIONAL INC
filed 2017-05-10
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 1, 2017 was 64,169,858.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	April 1, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$135,193	$108,656
Receivables (net of allowances: April 1, 2017 - $2,232 and December 31, 2016 - $2,973)	29,468	27,518
Inventories	25,473	32,629
Prepaid income taxes	48,498	35,528
Prepaid expenses and other current assets	28,026	30,880

TOTAL CURRENT ASSETS	266,658	235,211

Property and equipment, net	47,688	49,574
Franchise rights acquired	750,307	748,619
Goodwill	167,394	166,138
Trademarks and other intangible assets, net	54,949	58,612
Other noncurrent assets	14,028	12,822

TOTAL ASSETS	$1,301,024	$1,270,976

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$21,000	$21,000
Accounts payable	41,196	40,639
Salaries and wages payable	39,848	49,638
Accrued marketing and advertising	14,306	18,067
Accrued interest	17,511	16,939
Other accrued liabilities	45,769	51,251
Derivative payable	25,841	31,974
Deferred revenue	94,447	62,880

TOTAL CURRENT LIABILITIES	299,918	292,388

Long-term debt	1,977,505	1,981,299
Deferred income taxes	184,287	175,115
Other	24,555	25,048

TOTAL LIABILITIES	2,486,265	2,473,850

Redeemable noncontrolling interest	4,730	4,699

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 118,947 shares issued at April 1, 2017 and at December 31, 2016	0	0
Treasury stock, at cost, 54,807 shares at April 1, 2017 and 55,021 shares at December 31, 2016	(3,229,251)	(3,237,346)
Retained earnings	2,061,068	2,056,893
Accumulated other comprehensive loss	(21,788)	(27,120)

TOTAL DEFICIT	(1,189,971)	(1,207,573)

TOTAL LIABILITIES AND TOTAL DEFICIT	$1,301,024	$1,270,976

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	April 1, 2017	April 2, 2016
Service revenues, net	$261,476	$243,768
Product sales and other, net	67,587	63,142

Revenues, net	329,063	306,910

Cost of services	124,885	124,672
Cost of product sales and other	40,081	32,565

Cost of revenues	164,966	157,237

Gross profit	164,097	149,673

Marketing expenses	86,429	86,514
Selling, general and administrative expenses	47,435	49,602

Operating income	30,233	13,557

Interest expense	28,142	30,025
Other expense (income), net	640	(65)

Income (loss) before income taxes	1,451	(16,403)

Benefit from income taxes	(9,128)	(5,603)

Net income (loss)	10,579	(10,800)
Net loss attributable to the noncontrolling interest	74	47

Net income (loss) attributable to Weight Watchers International, Inc.	$10,653	$(10,753)

Earnings (Net Loss) Per Share attributable to Weight Watchers International, Inc.
Basic	$0.17	$(0.17)

Diluted	$0.16	$(0.17)

Weighted average common shares outstanding
Basic	63,978	63,546

Diluted	66,527	63,546

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income (loss)	$10,579	$(10,800)
Other comprehensive gain (loss):
Foreign currency translation gain	3,402	9,919
Income tax expense on foreign currency translation gain	(1,327)	(3,838)

Foreign currency translation gain, net of taxes	2,075	6,081

Gain (loss) on derivatives	5,512	(14,272)
Income tax (expense) benefit on gain (loss) on derivatives	(2,150)	5,535

Gain (loss) on derivatives, net of taxes	3,362	(8,737)

Total other comprehensive gain (loss)	5,437	(2,656)

Comprehensive income (loss)	16,016	(13,456)
Less: Net loss attributable to the noncontrolling interest	74	47
Less: Foreign currency translation gain, net of taxes attributable to the noncontrolling interest	(105)	(240)

Comprehensive income attributable to the noncontrolling interest	(31)	(193)

Comprehensive income (loss) attributable to Weight Watchers International, Inc.	$15,985	$(13,649)

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	April 1, 2017	April 2, 2016
Operating activities:
Net income (loss)	$10,579	$(10,800)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	12,862	12,869
Amortization of deferred financing costs	1,485	1,662
Impairment of intangible and long-lived assets	97	53
Write-off of net assets due to cessation of Spain operations	70	0
Share-based compensation expense	2,334	3,219
Deferred tax provision	4,395	297
Allowance for doubtful accounts	(872)	(109)
Reserve for inventory obsolescence	2,949	1,600
Foreign currency exchange rate loss (gain)	572	(165)
Changes in cash due to:
Receivables	(1,011)	201
Inventories	4,637	(3,059)
Prepaid expenses	(10,131)	(2,952)
Accounts payable	3,249	30,210
Accrued liabilities	(25,794)	(10,432)
Deferred revenue	31,054	19,850
Other long term assets and liabilities, net	(38)	(365)
Income taxes	5,902	1,254

Cash provided by operating activities	42,339	43,333

Investing activities:
Capital expenditures	(3,411)	(1,060)
Capitalized software expenditures	(7,071)	(7,829)
Other items, net	(3)	(87)

Cash used for investing activities	(10,485)	(8,976)

Financing activities:
Payments on long-term debt	(5,250)	(149,573)
Taxes paid related to net share settlement of equity awards	(1,170)	0
Proceeds from stock options exercised	666	0

Cash used for financing activities	(5,754)	(149,573)

Effect of exchange rate changes on cash and cash equivalents	437	1,502

Net increase (decrease) in cash and cash equivalents	26,537	(113,714)
Cash and cash equivalents, beginning of period	108,656	241,526

Cash and cash equivalents, end of period	$135,193	$127,812

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include amounts that are based on management’s best estimates and judgments. While all available information has been considered, actual amounts could differ from those estimates. The consolidated financial statements include all of the Company’s majority-owned subsidiaries. All entities acquired, and any entity of which a majority interest was acquired, are included in the consolidated financial statements from the date of acquisition. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s operating results for any interim period are not necessarily indicative of future or annual results. The consolidated financial statements are unaudited and, accordingly, they do not include all of the information necessary for a comprehensive presentation of results of operations, financial position and cash flow activity required by GAAP for complete financial statements but, in the opinion of management, reflect all adjustments including those of a normal recurring nature necessary for a fair statement of the interim results presented.

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2016 filed on March 1, 2017, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

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

For a discussion of the Company’s other significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for fiscal 2016. For a discussion of accounting standards adopted in the current period, see Note 3.

3.	Accounting Standards Adopted in Current Period

In March 2016, the FASB issued updated guidance on stock compensation which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of applicable income tax consequences on the statement of cash flows. This guidance requires recognition of excess tax benefits and shortfalls (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. In addition, these amounts will be classified as an operating activity in the consolidated statement of cash flows instead of as a financing activity. The amendments requiring recognition of excess tax benefits and tax shortfalls in the income statement must be applied prospectively (See Note 9), and entities may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective or retrospective transition method.

The company adopted this guidance during the first quarter of fiscal 2017. As required by the standard, the Company recognized prospectively any excess tax benefits in the consolidated statement of operations for the first quarter ended April 1, 2017 and applied the amendments relating to the presentation of excess tax benefits on the statement of cash flows using the prospective method. For the fiscal quarter ended April 2, 2016, the Company recorded $887 of excess tax benefits in equity. As permitted under the guidance, the Company will continue to account for forfeitures in compensation cost by estimating the number of awards that are expected to vest.

In August 2016, the FASB issued updated guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The Company adopted this guidance during the first quarter of 2017, which had no impact on the consolidated statement of cash flows.

In January 2017, the FASB issued updated guidance to assist Companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company early adopted this guidance during the first quarter of 2017. The adoption of this guidance had no impact on the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

4.	Winfrey Transaction

On October 18, 2015 (the “Agreement Date”), the Company entered into the following agreements with Oprah Winfrey: the Strategic Collaboration Agreement, the Winfrey Purchase Agreement (defined below), and the Winfrey Option Agreement (defined below). The transactions contemplated by these agreements are collectively referred to herein as the “Winfrey Transaction”. Details of the Strategic Collaboration Agreement, Winfrey Purchase Agreement and Winfrey Option Agreement are below. See Note 15 for related party transactions with Ms. Winfrey.

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

The Purchased Shares may not be transferred by Ms. Winfrey within the first two years of the Agreement Date, subject to certain limited exceptions. Thereafter, Ms. Winfrey may generally transfer up to 15% of the Purchased Shares prior to the third anniversary of the Agreement Date, up to 30% prior to the fourth anniversary of the Agreement Date and up to 60% prior to the fifth anniversary of the Agreement Date. On or after the fifth anniversary of the Agreement Date, Ms. Winfrey will be permitted to transfer all of the Purchased Shares. In the event that Ms. Winfrey proposes to transfer any Purchased Shares or Winfrey Option Shares (defined below), the Company will have (a) a right of first offer with respect to such shares if such transfer is (i) for 1% or more of the Company’s issued and outstanding common stock and is proposed to be made pursuant to Rule 144 under the Securities Act of 1933, as amended or (ii) proposed to be sold under a resale shelf registration statement or (b) a right of first refusal with respect to such shares if such transfer is (i) for 1% or more of the Company’s issued and outstanding common stock and is proposed to be made to a competitor of the Company or (ii) for 5% or more of the Company’s issued and outstanding common stock. Such transfer restrictions, right of first offer and right of first refusal terminate if Ms. Winfrey then has the right to be nominated as a director and has met certain eligibility requirements under the Winfrey Purchase Agreement, but is not elected as a director of the Company. If Ms. Winfrey is elected as a director of the Company, she shall receive compensation for her services as a director consistent with that of other non-executive directors of the Company. Such transfer restrictions also terminate if there is a change of control, including if another person (or group), other than Artal Luxembourg S.A. and Ms. Winfrey and their respective affiliates, acquires more than 50% of the total voting power of the Company.

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

5.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the three months ended April 1, 2017, the change in the carrying value of franchise rights acquired is due to the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisitions of the majority interest in Vigilantes do Peso Marketing Ltda. (“VPM”) and of Knowplicity, Inc., d/b/a Wello, in fiscal 2014 and the acquisition of Weilos, Inc. in fiscal 2015. For the three months ended April 1, 2017, the change in the carrying amount of goodwill is due to the effect of exchange rate changes as follows:

	North America	United Kingdom	Continental Europe	Other	Total
Balance as of December 31, 2016	$137,543	$1,145	$6,884	$20,566	$166,138
Effect of exchange rate changes	456	19	98	683	1,256

Balance as of April 1, 2017	$137,999	$1,164	$6,982	$21,249	$167,394

The carrying values of finite-lived intangible assets as of April 1, 2017 and December 31, 2016 were as follows:

	April 1, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Capitalized software costs	$129,023	$106,261	$126,737	$101,316
Website development costs	124,340	93,025	119,971	87,736
Trademarks	11,135	10,698	11,092	10,647
Other	7,961	7,526	7,945	7,434

Trademarks and other intangible assets	$272,459	$217,510	$265,745	$207,133

Franchise rights acquired	4,612	4,612	4,551	4,551
Total finite-lived intangible assets	$277,071	$222,122	$270,296	$211,684

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $9,175 and $8,420 for the three months ended April 1, 2017 and April 2, 2016, respectively. The franchise rights acquired related to the VPM acquisition were amortized ratably over a 2 year period.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2017	$25,188
Fiscal 2018	$19,061
Fiscal 2019	$8,175
Fiscal 2020	$1,923
Fiscal 2021 and thereafter	$602

6.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	April 1, 2017		December 31, 2016
	Principal Balance	Effective Rate (1)	Principal Balance	Effective Rate (1)
Revolving Facility due April 2, 2018	$0	0.00%	$0	3.35%
Tranche B-1 Term Facility due April 2, 2016	0	0.00%	0	3.96%
Tranche B-2 Term Facility due April 2, 2020	2,016,000	4.52%	2,021,250	4.41%

Total	2,016,000	4.52%	2,021,250	4.38%
Less: Current Portion	21,000		21,000
Unamortized Deferred Financing Costs	17,495		18,951

Total Long-Term Debt	$1,977,505		$1,981,299

(1)	Includes amortization of deferred financing costs. For fiscal 2016, the effective interest rate for the Revolving Facility and Tranche B-1 Term Facility was computed based on interest expense incurred over the period for which borrowings were outstanding.

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

Under the terms of the Credit Agreement, depending on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement), on an annual basis on or about the time the Company is required to deliver its financial statements for any fiscal year, the Company is obligated to offer to prepay a portion of the outstanding principal amount of the Term Facilities in an aggregate amount determined by a percentage of its annual excess cash flow (as defined in the Credit Agreement). On March 13, 2015, the Company commenced an offer to prepay at a discount to par up to $75,000 in aggregate principal amount of term loans outstanding under the Tranche B-1 Term Facility. On March 20, 2015, the Company accepted offers with a discount equal to or greater than 9.00% in respect of such term loans. On March 25, 2015, the Company paid an aggregate amount of cash proceeds totaling $57,389 plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $63,065 in aggregate principal amount of such term loans under the Tranche B-1 Term Facility. This expenditure reduced, on a dollar for dollar basis, the Company’s $59,728 obligation to make a mandatory excess cash flow prepayment offer to the term loan lenders under the terms of the Credit Agreement. In addition, the Company made a voluntary prepayment at par on March 25, 2015 of $2,500 in respect of such term loans under the Tranche B-1 Term Facility to reduce the remaining excess cash flow prepayment obligation for fiscal 2014. As a result of this prepayment, the Company wrote-off fees of $326, incurred fees of $601 and recorded a gain on early extinguishment of debt of $4,749, inclusive of these fees, in the first quarter of fiscal 2015.

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

On April 1, 2016, the Company paid in full, with cash on hand, a principal amount of term loans equal to $144,323, which constituted the entire remaining principal amount of term loans outstanding under the Tranche B-1 Term Facility due April 2, 2016.

On July 29, 2016, the Company paid down, with cash on hand, a principal amount of $25,000 of the $48,000 outstanding under its Revolving Facility. On September 16, 2016, the Company paid down, with cash on hand, the remaining outstanding principal amount of $23,000 on its Revolving Facility. At April 1, 2017, the Revolving Facility had $0 outstanding, $1,819 in issued but undrawn letters of credit outstanding thereunder and $48,181 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

At April 1, 2017 under the WWI Credit Facility, the Company had $2,016,000 outstanding consisting entirely of a term loan under the Tranche B-2 Term Facility.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event the Company receives a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon the Company’s Consolidated Leverage Ratio. At April 1, 2016, the date of payment of the principal amount of loans outstanding under the Tranche B-1 Term Facility discussed above, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At April 1, 2017, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on the Company’s Consolidated Leverage Ratio as of April 1, 2017, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.50%. On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of April 1, 2017 and December 31, 2016, the commitment fee was 0.50% per annum. For the three months ended April 1, 2017 and the fiscal year ended December 31, 2016 the Company paid $62 and $31, respectively, in commitment fees. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility, which totaled $12 for the three months ended April 1, 2017 and $49 for the fiscal year ended December 31, 2016.

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

At April 1, 2017 and December 31, 2016, the Company’s debt consisted entirely of variable-rate instruments. An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The weighted average interest rate (which includes amortization of deferred financing costs) on the Company’s outstanding debt, exclusive of the impact of the swap, was approximately 4.52% and 4.41% per annum based on interest rates at April 1, 2017 and December 31, 2016, respectively. The weighted average interest rate (which includes amortization of deferred financing costs) on the Company’s outstanding debt, including the impact of the swap, was approximately 5.35% and 5.32% per annum based on interest rates at April 1, 2017 and December 31, 2016, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

7.	Per Share Data

Basic earnings (net loss) per share are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted earnings (net loss) per share is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted earnings (net loss) per share data:

	Three Months Ended
	April 1,	April 2,
	2017	2016
Numerator:
Net income (loss) attributable to
Weight Watchers International, Inc.	$10,653	$(10,753)

Denominator:
Weighted average shares of common stock outstanding	63,978	63,546
Effect of dilutive common stock equivalents	2,549	0

Weighted average diluted common shares outstanding	66,527	63,546

Earnings (net loss) per share attributable to Weight Watchers International, Inc.
Basic	$0.17	$(0.17)

Diluted	$0.16	$(0.17)

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted earnings (net loss) per share was 1,088 and 3,444 for the three months ended April 1, 2017 and April 2, 2016, respectively.

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

Pursuant to the restricted stock components of the 2014 Plan, in fiscal 2016, the Compensation and Benefits Committee of the Company’s Board of Directors determined to grant 290 performance-based stock unit awards having both time- and performance-vesting criteria (the “PSUs”). The time-vesting criteria will be satisfied on the third anniversary of the grant date (i.e., May 16, 2019). The performance-vesting criteria will be satisfied if the Company has achieved a Debt Ratio (as defined in the Company’s term sheet for PSU awards and based on a Debt to EBITDAS ratio (each, as defined therein)) at levels at or above a “threshold” level performance of 4.5x over the performance period from December 31, 2017 to December 29, 2018. The number of PSUs that become vested, if any, upon the satisfaction of both vesting criteria, shall be equal to (x) the target number of PSUs granted multiplied by (y) the applicable Debt Ratio achievement percentage, rounded down to avoid the issuance of fractional shares. If all of the awards fully meet the time-vesting criteria, depending on the Company’s Debt Ratio achievement, the number of shares of the Company’s common stock issuable under the PSUs range from 63 to 319. The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

9.	Income Taxes

The effective tax rates for the three months ended April 1, 2017 and April 2, 2016 were (629.2%) and 34.2%, respectively. For the three months ended April 1, 2017, the primary difference between the US federal statutory tax rate and the Company’s consolidated effective tax rate was due to the $11,940 tax benefit related to the cessation of operations of the Company’s Spanish subsidiary, partially offset by $1,184 of tax expense related to tax shortfalls in connection with the updated guidance on stock compensation in the first quarter of fiscal 2017, as described in Note 3.

The Company’s benefit from income taxes consists of:

	Three Months Ended
	April 1,	April 2,
	2017	2016
US federal statutory tax rate	$508	$(5,741)
State income taxes (net of federal benefit)	477	(403)
Loss on cessation of Spanish operations	(11,940)	0
Research and development credit	(874)	0
Tax shortfall on share-based awards	1,184	0
Increase in valuation allowance	1,353	405
Other	164	136

Total tax benefit	$(9,128)	$(5,603)

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

10.	Legal

Raymond Roberts v. Weight Watchers International, Inc.

On January 7, 2016, an OnlinePlus member filed a putative class action complaint against the Company in the Supreme Court of New York, New York County, asserting class claims for breach of contract and violations of the New York General Business Law. On February 5, 2016, the Company removed the case to the United States District Court, Southern District of New York. On March 18, 2016, the plaintiff filed an amended complaint, alleging that, as a result of the temporary glitches in the Company’s website and app in November and December 2015, the Company has: (1) breached its Subscription Agreement with its OnlinePlus members; and (2) engaged in deceptive acts and practices in violation of Section 350 of the New York General Business Law. The plaintiff is seeking unspecified actual, punitive and statutory damages, as well as his attorneys’ fees and costs incurred in connection with this action. The Company filed a motion to dismiss on May 6, 2016. The plaintiff filed his opposition papers on June 9, 2016 and the Company filed its reply papers on June 23, 2016. The Court granted the Company’s motion to dismiss on November 14, 2016. On November 16, 2016, the plaintiff filed a timely notice of appeal of the Court’s decision and on January 31, 2017, the plaintiff filed its brief in support of appeal. The Company filed its opposition brief on April 5, 2017, and the plaintiff filed his reply brief on April 25, 2017. The Company believes that the plaintiff’s appeal is without merit and will be denied in due course.

Other Litigation Matters

Due to the nature of the Company’s activities, it is also, at times, subject to pending and threatened legal actions that arise out of the ordinary course of business. In the opinion of management, the disposition of any such matters is not expected, individually or in the aggregate, to have a material effect on the Company’s results of operations, financial condition or cash flows.

11.	Derivative Instruments and Hedging

As of April 1, 2017 and December 31, 2016, the Company had in effect an interest rate swap with a notional amount totaling $1,500,000.

On July 26, 2013, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap was $1,500,000. During the term of this swap, the notional amount decreases from $1,500,000 effective March 31, 2014 to $1,250,000 on April 3, 2017, with a further reduction to $1,000,000 to occur on April 1, 2019. This interest rate swap effectively fixes the variable interest rate on the notional amount of this swap at 2.38%. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive loss.

As of April 1, 2017 and December 31, 2016, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $12,640 ($20,719 before taxes) and $16,002 ($26,232 before taxes), respectively.

The Company is hedging forecasted transactions for periods not exceeding the next four years. The Company expects approximately $6,236 ($10,223 before taxes) of derivative losses included in accumulated other comprehensive loss at April 1, 2017, based on current market rates, will be reclassified into earnings within the next 12 months.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and an interest rate swap agreement as of April 1, 2017 and December 31, 2016.

The fair value of the Company’s Term Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of April 1, 2017 and December 31, 2016, the fair value of the Company’s long-term debt was approximately $1,867,363 and $1,671,920, respectively, as compared to the carrying value (net of deferring financing costs) of $1,998,505 and $2,002,299, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at April 1, 2017	$25,841	$0	$25,841	$0
Interest rate swap liability at December 31, 2016	$31,974	$0	$31,974	$0

The Company did not have any transfers into or out of Levels 1 and 2, and did not maintain any assets or liabilities classified as Level 3, during the three months ended April 1, 2017 and the fiscal year ended December 31, 2016.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

13.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Three Months Ended April 1, 2017
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 31, 2016	$(16,002)	$(11,118)	$(27,120)

Other comprehensive income before reclassifications, net of tax	160	2,782	2,942
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	3,202	(707)	2,495

Net current period other comprehensive income including noncontrolling interest	3,362	2,075	5,437

Less: net current period other comprehensive income attributable to the noncontrolling interest	0	(105)	(105)

Ending Balance at April 1, 2017	$(12,640)	$(9,148)	$(21,788)

(a)     Amounts in parentheses indicate debits

(b)     See separate table below for details about these reclassifications

	Three Months Ended April 2, 2016
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at January 2, 2016	$(23,135)	$(14,130)	$(37,265)

Other comprehensive (loss) income before reclassifications, net of tax	(12,510)	6,081	(6,429)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	3,773	0	3,773

Net current period other comprehensive (loss) income including noncontrolling interest	(8,737)	6,081	(2,656)

Less: net current period other comprehensive income attributable to the noncontrolling interest	0	(240)	(240)

Ending Balance at April 2, 2016	$(31,872)	$(8,289)	$(40,161)

(a)     Amounts in parentheses indicate debits

(b)     See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended
	April 1,	April 2,
	2017	2016
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(5,250)	$(6,185)	Interest expense

	(5,250)	(6,185)	Income (loss) before income taxes
	2,048	2,412	Benefit from income taxes

	$(3,202)	$(3,773)	Net income (loss)

Loss on Foreign Currency Translation	$(707)	$0	Other expense (income), net

	(707)	0	Income (loss) before income taxes
	0	0	Benefit from income taxes

	$(707)	$0	Net income (loss)

  (a)    Amounts in parentheses indicate debits to profit/loss

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

	Total Revenue Three Months Ended
	April 1, 2017	April 2, 2016
North America	$232,731	$208,844
United Kingdom	23,998	28,911
Continental Europe	57,416	55,707
Other	14,918	13,448

Total revenue	$329,063	$306,910

	Net Income (Loss) Three Months Ended
	April 1, 2017	April 2, 2016
Segment operating income:
North America	$34,116	$25,523
United Kingdom	2,572	409
Continental Europe	5,056	1,207
Other	1,680	759

Total segment operating income	43,424	27,898
General corporate expenses	13,191	14,341
Interest expense	28,142	30,025
Other expense (income), net	640	(65)
Benefit from income taxes	(9,128)	(5,603)

Net income (loss)	10,579	(10,800)
Net loss attributable to the noncontrolling interest	74	47

Net income (loss) attributable to Weight Watchers International, Inc.	$10,653	$(10,753)

	Depreciation and Amortization Three Months Ended
	April 1, 2017	April 2, 2016
North America	$10,132	$10,885
United Kingdom	282	219
Continental Europe	310	457
Other	137	296

Total segment depreciation and amortization	10,861	11,857
General corporate depreciation and amortization	3,486	2,674

Depreciation and amortization	$14,347	$14,531

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

15.	Related Party

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $1,690 and $1,144 for the three months ended April 1, 2017 and April 2, 2016, respectively, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at April 1, 2017 and December 31, 2016 was $884 and $1,123, respectively.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Quarterly Report on Form 10-Q includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this Quarterly Report on Form 10-Q to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	competition from other weight management industry participants or the development of more effective or more favorably perceived weight management methods;

•	our ability to continue to develop new, innovative services and products and enhance our existing services and products or the failure of our services and products to continue to appeal to the market, or our ability to successfully expand into new channels of distribution or respond to consumer trends;

•	the ability to successfully implement new strategic initiatives;

•	the effectiveness of our advertising and marketing programs, including the strength of our social media presence;

•	the impact on the Weight Watchers brand of actions taken by our franchisees, licensees, suppliers and other partners;

•	the inability to refinance our debt obligations on favorable terms or at all;

•	the impact of our debt service obligations and restrictive debt covenants;

•	uncertainties regarding the satisfactory operation of our information technology or systems;

•	the impact of security breaches or privacy concerns;

•	the recognition of asset impairment charges;

•	the loss of key personnel, strategic partners or consultants or failure to effectively manage and motivate our workforce;

•	our chief executive officer transition;

•	the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;

•	the expiration or early termination by us of leases;

•	risks and uncertainties associated with our international operations, including regulatory, economic, political and social risks and foreign currency risks;

•	uncertainties related to a downturn in general economic conditions or consumer confidence;

•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the anticipated benefits of such businesses;

•	the seasonal nature of our business;

•	the impact of events that discourage or impede people from gathering with others or accessing resources;

•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;

•	the outcomes of litigation or regulatory actions;

•	the impact of existing and future laws and regulations;

•	our failure to maintain effective internal control over financial reporting;

•	the possibility that the interests of Artal Group S.A., who effectively controls us, will conflict with other holders of our common stock; and

•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2016 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the Consolidated Financial Statements).

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. We present within this Quarterly Report on Form 10-Q the non-GAAP financial measure earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”). See “—Liquidity and Capital Resources—EBITDAS” for the calculation. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2016. Our critical accounting policies have not changed since the end of fiscal 2016.

PERFORMANCE INDICATORS

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•	Revenues—Our “Service Revenues” consist of “Meeting Fees” and “Online Subscription Revenues”. “Meeting Fees” consist of the fees associated with our monthly commitment plans for unlimited access to meetings and other payment arrangements for access to meetings, including our “pay-as-you-go” payment arrangement and fees associated with our Total Access product. “Online Subscription Revenues” consist of the fees associated with subscriptions for our Online subscription products, including our Personal Coaching product. In addition, “product sales and other” consists of sales of products to members in meetings and online, revenues from licensing, magazine subscriptions, publishing and third-party advertising in publications, payments from the sale of third-party website advertising and the By Mail product, other revenues, and, in the case of the consolidated financial results and Other reportable segment, franchise fees with respect to commitment plans and commissions.

•	Paid Weeks—The “Paid Weeks” metric reports paid weeks by Weight Watchers customers in Company-owned operations for a given period as follows: (i) “Meeting Paid Weeks” is the sum of total paid commitment plan weeks (including Total Access) and total “pay-as-you-go” weeks; (ii) “Online Paid Weeks” is the total paid subscription weeks for our digital subscription products (including Personal Coaching); and (iii) “Total Paid Weeks” is the sum of Meeting Paid Weeks and Online Paid Weeks.

•	Incoming Subscribers—“Subscribers” refer to meetings members and Online subscribers who participate in recurring billing programs, such as our monthly commitment plans for our meetings business. The “Incoming Subscribers” metric reports Weight Watchers subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Meeting Subscribers” is the total number of Weight Watchers monthly commitment plan subscribers (including Total Access); (ii) “Incoming Online Subscribers” is the total number of Weight Watchers Online, Weight Watchers OnlinePlus and Personal Coaching subscribers; and (iii) “Incoming Subscribers” is the sum of Incoming Meeting Subscribers and Incoming Online Subscribers.

•	End of Period Subscribers—The “End of Period Subscribers” metric reports Weight Watchers subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Meeting Subscribers” is the total number of Weight Watchers monthly commitment plan subscribers (including Total Access); (ii) “End of Period Online Subscribers” is the total number of Weight Watchers Online, Weight Watchers OnlinePlus and Personal Coaching subscribers; and (iii) “End of Period Subscribers” is the sum of End of Period Meeting Subscribers and End of Period Online Subscribers.

•	recruitments

•	gross profit and operating expenses as a percentage of revenue

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 1, 2017 COMPARED TO THE THREE MONTHS ENDED APRIL 2, 2016

The table below sets forth selected financial information for the first quarter of fiscal 2017 from our consolidated statements of operations for the three months ended April 1, 2017 versus selected financial information for the first quarter of fiscal 2016 from our consolidated statements of operations for the three months ended April 2, 2016:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Three Months Ended
	April 1, 2017	April 2, 2016	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$329.1	$306.9	$22.2	7.2%	8.7%

Cost of revenues	165.0	157.2	7.7	4.9%	6.3%

Gross profit	164.1	149.7	14.4	9.6%	11.1%
Gross Margin %	49.9%	48.8%
Marketing expenses	86.4	86.5	(0.1)	(0.1%)	1.3%

Selling, general & administrative expenses	47.4	49.6	(2.2)	(4.4%)	(3.6%)

Operating income	30.2	13.6	16.7	100.0%	100.0%
Operating Income Margin %	9.2%	4.4%
Interest expense	28.1	30.0	(1.9)	(6.3%)	(6.3%)
Other expense (income), net	0.6	(0.1)	0.7	100.0%	100.0%

Income (loss) before income taxes	1.5	(16.4)	17.9	100.0%	100.0%

Benefit from income taxes	(9.1)	(5.6)	(3.5)	(62.9%)	(58.6%)

Net income (loss)	10.6	(10.8)	21.4	100.0%	100.0%
Net loss attributable to the noncontrolling interest	0.1	0.0	0.0	56.5%	27.3%

Net income (loss) attributable to Weight Watchers International, Inc.	$10.7	$(10.8)	$21.4	100.0%	100.0%

Weighted average diluted shares outstanding	66.5	63.5	3.0	4.7%	4.7%

Diluted earnings (net loss) per share	$0.16	$(0.17)	$0.33	100.0%	100.0%

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Revenues in the first quarter of fiscal 2017 were $329.1 million, an increase of $22.2 million or 7.2% versus the first quarter of fiscal 2016. Excluding the impact of foreign currency, which negatively impacted our revenues for the first quarter of fiscal 2017 by $4.4 million, revenues in the first quarter of fiscal 2017 would have increased 8.7% versus the prior year period. This increase was driven primarily by revenue growth in North America, and to a lesser extent Continental Europe, partially offset by a revenue decline in the United Kingdom. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first quarter of fiscal 2017 increased $7.7 million, or 4.9%, versus the prior year period. Gross profit increased $14.4 million, or 9.6% in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 primarily due to the increase in revenues. Excluding the impact of foreign currency, which negatively impacted gross profit for the first quarter of fiscal 2017 by $2.3 million, gross profit in the first quarter of fiscal 2017 would have increased 11.1% versus the prior year period.

Gross margin in the first quarter of fiscal 2017 increased 1.1% to 49.9% versus 48.8% in the first quarter of fiscal 2016. Gross margin expansion globally was driven primarily by improved leverage in the meetings business and a mix shift to the higher margin Online business partially offset by lower revenues in our high margin licensing business.

Marketing

Marketing expenses for the first quarter of fiscal 2017 decreased $0.1 million, or 0.1%, versus the first quarter of fiscal 2016. Excluding the impact of foreign currency, which decreased marketing expenses for the first quarter of fiscal 2017 by $1.2 million, marketing expenses in the first quarter of fiscal 2017 would have increased 1.3% versus the first quarter of fiscal 2016. Marketing expenses as a percentage of revenue were 26.3% in the first quarter of fiscal 2017 as compared to 28.2% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the first quarter of fiscal 2017 decreased $2.2 million, or 4.4%, versus the first quarter of fiscal 2016. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first quarter of fiscal 2017 by $0.4 million, selling, general and administrative expenses in the first quarter of fiscal 2017 would have declined 3.6% versus the prior year period. The decrease in selling, general and administrative expenses in the first quarter of fiscal 2017 was driven primarily by lower compensation and incentive related costs and lower professional fees, partially offset by higher technology related expenses. Selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2017 decreased to 14.4% from 16.2% for the first quarter of fiscal 2016.

Operating Income

Operating income for the first quarter of fiscal 2017 increased $16.7 million, or 123.0%, versus the first quarter of fiscal 2016. Excluding the impact of foreign currency, which negatively impacted operating income for the first quarter of fiscal 2017 by $0.7 million, operating income in the first quarter of fiscal 2017 would have increased 127.9% versus the prior year period. This increase in operating income was driven by higher operating income in all four of our reportable segments as compared to the prior year period. Operating income margin increased 4.8% for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. This increase in operating income margin was driven by a decrease in marketing expenses as a percentage of revenue, a decrease in selling, general and administrative expenses as a percentage of revenue and an increase in gross margin, all as compared to the prior year period.

Interest Expense

Interest expense in the first quarter of fiscal 2017 decreased $1.9 million, or 6.3%, versus the first quarter of fiscal 2016. The decrease in interest expense was driven primarily by the decrease in our average debt outstanding, which decreased to $2.0 billion in the first quarter of fiscal 2017 from $2.2 billion in the first quarter of fiscal 2016. This decrease was due to: (i) lower interest expense from the impact of our interest rate swap and (ii) the payment in full in April 2016 of the principal amount of loans outstanding under the Tranche B-1 Term Facility (defined hereafter) and the aggregate payments in the third quarter of fiscal 2016 of the outstanding principal amount of $48.0 million on the Revolving Facility (defined hereafter). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the first quarter of fiscal 2017 and the first quarter of fiscal 2016 and excluding the impact of our interest rate swap, increased to 4.52% per annum at the end of the first quarter of fiscal 2017 compared to 4.29% per annum at the end of the first quarter of fiscal 2016. Including the impact of our interest rate swap, our effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the first quarter of fiscal 2017 and the first quarter of fiscal 2016, increased to 5.56% per annum at the end of the first quarter of fiscal 2017 from 5.40% per annum at the end of the first quarter of fiscal 2016. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding interest rates on our debt outstanding, the Revolving Facility and payments on our debt. For additional details on our interest rate swap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense (Income), Net

Other expense (income), net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $0.7 million in the first quarter of fiscal 2017 to $0.6 million of expense as compared to $0.1 million of income in the prior year period.

Tax

Our effective tax rate for the first quarter of fiscal 2017 was (629.2%) as compared to 34.2% for the first quarter of fiscal 2016. This decrease in the first quarter of fiscal 2017 was driven primarily by the $11.9 million tax benefit related to the cessation of operations of our Spanish subsidiary. This benefit was partially offset by $1.2 million of tax expense related to tax shortfalls in connection with the updated guidance on stock compensation in the first quarter of fiscal 2017.

Net Income (Loss) Attributable to the Company and Earnings (Net Loss) Per Share

Net income (loss) attributable to the Company in the first quarter of fiscal 2017 reflected a $21.4 million, or 199.1% increase from the first quarter of fiscal 2016. Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the first quarter of fiscal 2017 by $0.4 million, net income attributable to the Company in the first quarter of fiscal 2017 would have increased by 202.9% versus the prior year period. Net income attributable to the Company in the first quarter of fiscal 2017 was driven primarily by higher operating income of $16.7 million and an $11.9 million tax benefit related to the cessation of operations of our Spanish subsidiary.

Earnings per fully diluted share, or EPS, in the first quarter of fiscal 2017 was $0.16 compared to a net loss per fully diluted share of $0.17 in the first quarter of fiscal 2016. EPS in the first quarter of fiscal 2017 included a tax benefit of $0.18 per fully diluted share that was offset by $0.01 per fully diluted share of expense, both related to the cessation of operations of our Spanish subsidiary.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first quarter of fiscal 2017 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q1 2017
	GAAP			Constant Currency			Total Paid Weeks	Incoming Subscribers	EOP Subscribers
	Service Revenues	Product Sales & Other	Total Revenues	Service Revenues	Product Sales & Other	Total Revenues
								(in thousands)
North America	$192.1	$40.6	$232.7	$191.7	$40.5	$232.2	29.2	1,719.2	2,368.6
UK	16.6	7.4	24.0	19.1	8.6	27.7	4.3	265.1	327.3
CE	43.5	13.9	57.4	45.2	14.4	59.6	9.4	564.7	773.6
Other (1)	9.3	5.7	14.9	8.5	5.5	14.0	1.3	72.2	85.1

Total	$261.5	$67.6	$329.1	$264.5	$69.0	$333.5	44.2	2,621.1	3,554.6

	% Change Q1 2017 vs. Q1 2016
North America	10.2%	17.8%	11.4%	9.9%	17.6%	11.2%	14.4%	12.3%	17.0%
UK	(18.4%)	(13.8%)	(17.0%)	(5.7%)	(0.3%)	(4.1%)	2.2%	0.8%	7.1%
CE	5.4%	(3.7%)	3.1%	9.4%	(0.2%)	6.9%	14.0%	6.4%	18.5%
Other (1)	18.5%	0.4%	10.9%	8.8%	(2.7%)	4.0%	8.6%	12.2%	4.7%
Total	7.3%	7.0%	7.2%	8.5%	9.3%	8.7%	12.8%	9.7%	16.0%

Note: Totals may not sum due to rounding.

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q1 2017
	Meeting Fees		Meeting Paid Weeks	Incoming Meeting Subscribers	EOP Meeting Subscribers	Online Subscription Revenues		Online Paid Weeks	Incoming Online Subscribers	EOP Online Subscribers
	GAAP	Constant Currency				GAAP	Constant Currency
				(in thousands)					(in thousands)
North America	$124.0	$123.7	12.8	743.9	995.6	$68.1	$68.0	16.3	975.3	1,372.9
UK	12.1	14.0	2.6	154.8	189.3	4.5	5.1	1.7	110.3	138.0
CE	22.0	22.8	2.9	171.7	226.3	21.5	22.4	6.5	393.0	547.4
Other (1)	6.3	5.7	0.7	31.6	39.0	3.0	2.8	0.6	40.6	46.1

Total	$164.4	$166.2	19.0	1,102.0	1,450.2	$97.1	$98.3	25.2	1,519.1	2,104.4

	% Change Q1 2017 vs. Q1 2016
North America	11.1%	10.8%	12.3%	15.3%	14.7%	8.6%	8.4%	16.1%	10.0%	18.8%
UK	(21.2%)	(9.0%)	(3.2%)	1.1%	1.2%	(9.6%)	4.4%	11.8%	0.3%	16.4%
CE	(6.3%)	(2.8%)	(0.7%)	(0.4%)	3.0%	20.8%	25.5%	22.0%	9.7%	26.4%
Other (1)	18.9%	7.8%	11.2%	16.2%	9.3%	17.7%	10.9%	5.6%	9.3%	1.1%
Total	5.5%	6.7%	7.7%	10.4%	10.7%	10.3%	11.7%	17.0%	9.2%	20.1%

Note: Totals may not sum due to rounding.

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in the first quarter of fiscal 2017 versus the prior year period was driven primarily by the increase in Service Revenues. The increase in Service Revenues was driven primarily by an increase in Meeting Fees and to a lesser extent an increase in Online Subscription Revenues. The increase in North America Total Paid Weeks resulted from both the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016 and higher recruitments in the first quarter of fiscal 2017 versus the prior year period. This increase in recruitments was driven by effective promotional strategy and marketing execution, as well as by continued improvements to our products and services. The successful response to our strategic collaboration with Ms. Winfrey has driven momentum in our North America business.

The increase in North America product sales and other in the first quarter of fiscal 2017 versus the prior year period was driven primarily by an increase in in-meeting product sales, product promotions and e-commerce, partially offset by a decline in licensing revenue and website advertising revenue.

United Kingdom Performance

The decline in UK revenues in the first quarter of fiscal 2017 versus the prior year period was driven primarily by the decline in Service Revenues. The decrease in Service Revenues in the first quarter of fiscal 2017 versus the prior year period was primarily the result of the decrease in Meeting Fees, slightly offset by an increase in Online Subscription Revenues. Despite the increase in UK Total Paid Weeks and the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016, promotional programs and lower total recruitments negatively impacted Service Revenues in the first quarter of fiscal 2017 as compared to the prior year period.

Additionally, the decline in UK revenues in the first quarter of fiscal 2017 was driven in part by the decline in UK product sales and other in the first quarter of fiscal 2017 versus the prior year period, which was driven by the decline in licensing revenue and in-meeting product sales.

Continental Europe Performance

The increase in Continental Europe revenues in the first quarter of fiscal 2017 versus the prior year period was driven primarily by the increase in Service Revenues. The increase in Service Revenues in the first quarter of fiscal 2017 versus the prior year period was primarily the result of an increase in Online Subscription Revenues, slightly offset by a decrease in Meeting Fees. The increase in Online Subscription Revenues was driven by the higher number of Incoming Online Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016 and by an increase in recruitments in the Online business for the first quarter of fiscal 2017 versus the prior year period. Recruitments in the Online business were driven by an improved website experience and effective marketing campaigns. The decrease in Meeting Fees was driven by the lower number of Incoming Meeting Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016 coupled with lower recruitments in the meetings business in the first quarter of fiscal 2017 as compared to the prior year period.

The increase in Continental Europe revenues was partially offset by the decline in Continental Europe product sales and other in the first quarter of fiscal 2017, which was driven by a decline in licensing and magazines revenues, as well as by a decline in in-meeting product sales.

Other Performance

The increase in Other revenues in the first quarter of fiscal 2017 versus the prior year period was driven primarily by the increase in Service Revenues. The increase in Other Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016 in Asia Pacific.

The increase in Other product sales and other in the first quarter of fiscal 2017 versus the first quarter of fiscal 2016 was driven by an increase in in-meeting product sales in Asia Pacific offset by a decline in other product sales from our franchisees.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global initiatives, pay down debt and opportunistically engage in selective acquisitions. We believe that cash generated by operations during fiscal 2017, our cash on hand of $135.2 million at the end of the first quarter of fiscal 2017 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the next twelve months.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

	April 1, 2017	December 31, 2016	Increase/ (Decrease)
	(in millions)
Total current assets	$266.7	$235.2	$31.5
Total current liabilities	299.9	292.4	7.5

Working capital deficit	(33.2)	(57.2)	(24.0)
Cash and cash equivalents	135.2	108.7	26.5
Current portion of long-term debt	21.0	21.0	0.0

Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(147.4)	$(144.9)	$2.5

We generally operate with negative working capital that is driven in part by our commitment and subscription plans which are our primary payment method. These plans require members and subscribers to pay us for meetings and Online subscription products before we pay for our obligations in the normal course of business. These prepayments are recorded as a current liability on our balance sheet which has resulted in, and in certain circumstances has helped drive, negative working capital. This core characteristic of our business model is expected to continue. However, in a period in which revenue is increasing, we get higher working capital benefit from this deferred revenue.

Including cash and cash equivalents and the current portion of long-term debt, our working capital deficit decreased by $24.0 million to $33.2 million at April 1, 2017 from $57.2 million at December 31, 2016. Excluding cash and cash equivalents and the current portion of long-term debt, the working capital deficit at April 1, 2017 increased by $2.5 million to $147.4 million from $144.9 million at December 31, 2016. The factors contributing to this increase in our working capital deficit were: (i) a $31.6 million increase in deferred revenue driven by improved business performance, and (ii) a $2.9 million decrease in other current assets. These factors were offset by: (i) a $13.0 million increase in prepaid income taxes as of April 1, 2017 primarily due to a tax benefit related to the cessation of operations of our Spanish subsidiary, (ii) a $9.8 million decrease in accrued salaries and wages, (iii) a $6.1 million decrease in the derivative payable due to a decrease in the fair value and (iv) a $3.1 million decrease in operational liabilities and other arising primarily from higher accrued liability balances at December 31, 2016.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the three months ended:

	April 1,	April 2,
	2017	2016
	(in millions)
Net cash provided by operating activities	$42.3	$43.3
Net cash used for investing activities	$(10.5)	$(9.0)
Net cash used for financing activities	$(5.8)	$(149.6)

Operating Activities

First Quarter of Fiscal 2017

Cash flows provided by operating activities of $42.3 million for the first quarter of fiscal 2017 reflected a decrease of $1.0 million from $43.3 million of cash flows used for operating activities in the first quarter of fiscal 2016. The decrease in cash provided by operating activities was primarily the result of $26.8 million of deficit from year-over-year change in working capital, which consisted of a decrease in accounts payable, accrued expenses and prepaid expenses, partially offset by an increase in deferred revenue and inventory in the first quarter of fiscal 2017 as compared to the prior year period.

First Quarter of Fiscal 2016

Cash flows provided by operating activities of $43.3 million for the first quarter of fiscal 2016 reflected an increase of $50.7 million from $7.4 million of cash flows used for operating activities in the first quarter of fiscal 2015. The increase in cash provided by operating activities was primarily the result of $55.4 million of benefit from the year-over-year change in working capital in the first quarter of fiscal 2016 as compared to the prior year period.

Investing Activities

First Quarter of Fiscal 2017

Net cash used for investing activities totaled $10.5 million in the first quarter of fiscal 2017, an increase of $1.5 million as compared to the first quarter of fiscal 2016. This increase was due to a greater investment in operating infrastructure in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016.

First Quarter of Fiscal 2016

Net cash used for investing activities totaled $9.0 million in the first quarter of fiscal 2016, a decrease of $4.5 million as compared to the first quarter of fiscal 2015. This decrease was in part attributable to a $2.8 million investment in acquisitions in the first quarter of fiscal 2015 versus no investment in acquisitions in the first quarter of fiscal 2016. In addition, due to the significant progress against our previously disclosed transformation plan in fiscal 2015, our technology and operating infrastructure required less investment in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015.

Financing Activities

First Quarter of Fiscal 2017

Net cash used for financing activities totaled $5.8 million in the first quarter of fiscal 2017, primarily due to scheduled debt repayments of $5.2 million in connection with the Tranche B-2 Term Facility in the first quarter of fiscal 2017.

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

The following schedule sets forth our long-term debt obligations at April 1, 2017:

Long-Term Debt

At April 1, 2017

(Balances in millions)

Balance
Tranche B-2 Term Facility due April 2, 2020	$2,016.0
Less: Current Portion	21.0
Unamortized Deferred Financing Costs	17.5

Total Long-Term Debt	$1,977.5

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

Under the terms of the Credit Agreement, depending on our Consolidated Leverage Ratio (as defined in the Credit Agreement), on an annual basis on or about the time we are required to deliver our financial statements for any fiscal year, we are obligated to offer to prepay a portion of the outstanding principal amount of the Term Facilities in an aggregate amount determined by a percentage of our annual excess cash flow (as defined in the Credit Agreement). On March 13, 2015, we commenced an offer to prepay at a discount to par up to $75.0 million in aggregate principal amount of term loans outstanding under the Tranche B-1 Term Facility. On March 20, 2015, we accepted offers with a discount equal to or greater than 9.00% in respect of such term loans. On March 25, 2015, we paid an aggregate amount of cash proceeds totaling $57.4 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $63.1 million in aggregate principal amount of such term loans under the Tranche B-1 Term Facility. This expenditure reduced, on a dollar for dollar basis, our $59.7 million obligation to make a mandatory excess cash flow prepayment offer to the term loan lenders under the terms of the Credit Agreement. In addition, we made a voluntary prepayment at par on March 25, 2015 of $2.5 million in respect of such term loans under the Tranche B-1 Term Facility to reduce the remaining excess cash flow prepayment obligation for fiscal 2014. As a result of this prepayment, we wrote-off fees of $0.3 million, incurred fees of $0.6 million and recorded a gain on early extinguishment of debt of $4.7 million, inclusive of these fees, in the first quarter of fiscal 2015.

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

On April 1, 2016, we paid in full, with cash on hand, a principal amount of term loans equal to $144.3 million, which constituted the entire remaining principal amount of term loans outstanding under the Tranche B-1 Term Facility due April 2, 2016.

On July 29, 2016, we paid down, with cash on hand, a principal amount of $25.0 million of the $48.0 million outstanding under the Revolving Facility. On September 16, 2016, we paid down, with cash on hand, the remaining outstanding principal amount of $23.0 million on the Revolving Facility. At April 1, 2017, the Revolving Facility had $0 outstanding, $1.8 million in issued but undrawn letters of credit outstanding thereunder and $48.2 million in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes. At April 1, 2017, under the WWI Credit Facility, we had $2,016.0 million outstanding consisting entirely of a term loan under the Tranche B-2 Term Facility.

At April 1, 2017 and December 31, 2016, our debt consisted entirely of variable-rate instruments. An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The weighted average interest rate (which includes amortization of deferred financing costs) on our outstanding debt, exclusive of the impact of the swap, was approximately 4.52% and 4.41% per annum at April 1, 2017 and December 31, 2016, respectively, based on interest rates on the applicable dates. The weighted average interest rate (which includes amortization of deferred financing costs) on our outstanding debt, including the impact of the swap, was approximately 5.35% and 5.32% per annum at April 1, 2017 and December 31, 2016, respectively, based on interest rates on the applicable dates.

Borrowings under the Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event we receive a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to both of the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon our Consolidated Leverage Ratio. At April 1, 2016, the date of payment of the principal amount of loans outstanding under the Tranche B-1 Term Facility discussed above, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At April 1, 2017, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on our Consolidated Leverage Ratio as of April 1, 2017, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.50%. On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate, but in no event exceed 0.50% per annum, depending upon our Consolidated Leverage Ratio. At our Consolidated Leverage Ratio of 7:06:1.00 as of April 1, 2017, the commitment fee was 0.50% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

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

The following schedule sets forth our year-by-year debt obligations at April 1, 2017:

Total Debt Obligation

(Including Current Portion)

At April 1, 2017

(in millions)

Remainder of fiscal 2017	$15.8
Fiscal 2018	21.0
Fiscal 2019	21.0
Fiscal 2020	1,958.2

Total	$2,016.0

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At April 1, 2017 and April 2, 2016, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was $(12.6) million and $(31.8) million, respectively. At April 1, 2017 and April 2, 2016, the cumulative balance of the effects of foreign currency translations, net of taxes, was $(9.1) million and $(8.3) million, respectively.

Dividends and Stock Transactions

We do not currently pay a cash dividend. Any future determination to declare and pay dividends will be made at the discretion of our Board of Directors, after taking into account our financial results, capital requirements and other factors it may deem relevant. The WWI Credit Facility also contains restrictions on our ability to pay dividends on our common stock.

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the three months ended April 1, 2017 and April 2, 2016, we repurchased no shares of our common stock in the open market under this program.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the Credit Agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if our Consolidated Leverage Ratio is greater than 3.25:1. As of April 1, 2017, our Consolidated Leverage Ratio was greater than 3.25:1 and we expect that it will remain above 3.25:1 for the foreseeable future.

EBITDAS

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation. The table below sets forth the calculations for EBITDAS for the three months ended April 1, 2017 and April 2, 2016, and for the trailing twelve months ended April 1, 2017:

(in millions)

	Three Months Ended
	April 1,	April 2,	Trailing Twelve
	2017	2016	Months
Net Income (Loss)	$10.7	$(10.8)	$89.1
Interest	28.1	30.0	113.3
Taxes	(9.1)	(5.6)	13.1
Depreciation and Amortization	12.9	12.9	52.6
Stock-based Compensation	2.3	3.2	5.6

EBITDAS	$44.8	$29.7	$273.8

Note: Totals may not sum due to rounding.

Reducing leverage is a clear capital structure priority for the Company. As part of our commitment to deleveraging, we are targeting a year end 2018 net debt/EBITDAS ratio of less than 4.5x, based on improved operating performance and cash generation. As of April 1, 2017 our trailing twelve months EBITDAS was $273.8 million and our net debt/EBITDAS ratio was 6.8x. We present EBITDAS because we consider this to be a useful supplemental measure of our performance. In addition, we believe EBITDAS is useful to investors, analysts and rating agencies in measuring the ability of a company to meet its debt service obligations. See “Non-GAAP Financial Measures” herein for an explanation of our use of this non-GAAP financial measure.

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

We use our website at www.weightwatchersinternational.com, corporate Facebook page (www.facebook.com/weightwatchers) and Instagram account (Instagram.com/weightwatchers) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission filings and public conference calls and webcasts. The contents of our website and social media channels shall not be deemed to be incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 1, 2017, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2016 have not materially changed from December 31, 2016.

At the end of the first quarter of fiscal 2017, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. For the Tranche B-2 Term Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the B-2 LIBOR Floor. In addition, at the end of the first quarter of fiscal 2017, our interest rate swap in effect had a notional amount of $1.5 billion. Accordingly, as of the end of the first quarter of fiscal 2017, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swap and the B-2 LIBOR Floor, a hypothetical 50 basis point increase in interest rates would have increased annual interest expense by approximately $2.6 million and a hypothetical 50 basis point decrease in interest rates would have decreased annual interest expense by approximately $2.1 million. This increase is driven primarily by the interest rate applicable to our Tranche B-2 Term Facility. This decrease is driven primarily by the lower debt balance resulting from our Tranche B-2 Term Facility payments during the first quarter of fiscal 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers (members of the Interim Office of the Chief Executive Officer) and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers (members of the Interim Office of the Chief Executive Officer) and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2017, the end of the first quarter of fiscal 2017. Based upon that evaluation and subject to the foregoing, our principal executive officers (members of the Interim Office of the Chief Executive Officer) and our principal financial officer concluded that, as of the end of the first quarter of fiscal 2017, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Raymond Roberts v. Weight Watchers International, Inc.

On January 7, 2016, an OnlinePlus member filed a putative class action complaint against the Company in the Supreme Court of New York, New York County, asserting class claims for breach of contract and violations of the New York General Business Law. On February 5, 2016, the Company removed the case to the United States District Court, Southern District of New York. On March 18, 2016, the plaintiff filed an amended complaint, alleging that, as a result of the temporary glitches in the Company’s website and app in November and December 2015, the Company has: (1) breached its Subscription Agreement with its OnlinePlus members; and (2) engaged in deceptive acts and practices in violation of Section 350 of the New York General Business Law. The plaintiff is seeking unspecified actual, punitive and statutory damages, as well as his attorneys’ fees and costs incurred in connection with this action. The Company filed a motion to dismiss on May 6, 2016. The plaintiff filed his opposition papers on June 9, 2016 and the Company filed its reply papers on June 23, 2016. The Court granted the Company’s motion to dismiss on November 14, 2016. On November 16, 2016, the plaintiff filed a timely notice of appeal of the Court’s decision and on January 31, 2017, the plaintiff filed its brief in support of appeal. The Company filed its opposition brief on April 5, 2017, and the plaintiff filed his reply brief on April 25, 2017. The Company believes that the plaintiff’s appeal is without merit and will be denied in due course.

Other Litigation Matters

Due to the nature of the Company’s activities, it is also, at times, subject to pending and threatened legal actions, including patent and other intellectual property actions, that arise out of the ordinary course of business. In the opinion of management, the disposition of any such matters is not expected, individually or in the aggregate, to have a material effect on the Company’s results of operations, financial condition or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that the Company’s results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 8, 2017, the Company entered into a letter agreement with Ms. Stacey Mowbray, President, Americas of the Company (the “Letter Agreement”), which replaces and supersedes all other prior agreements between the parties, including the employment agreement letter, dated as of April 6, 2016, between Ms. Mowbray and the Company. Pursuant to the Letter Agreement, Ms. Mowbray’s base salary increased to $597,869.00 in Canadian dollars, effective April 1, 2017 (the “Effective Date”). For the payroll periods with pay dates between the Effective Date and December 31, 2017, a portion of Ms. Mowbray’s base salary is paid in US dollars. Additional specifics regarding Ms. Mowbray’s employment arrangement with the Company are reflected in the Letter Agreement filed as Exhibit 10.1 hereto and incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Description
*†Exhibit 10.1	Letter Agreement, dated as of May 8, 2017, by and between Stacey Mowbray and Weight Watchers International, Inc.

*Exhibit 31.1	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer & Member, Interim Office of the Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Thilo Semmelbauer, Member, Interim Office of the Chief Executive Officer.

*Exhibit 31.3	Rule 13a-14(a) Certification by Christopher J. Sobecki, Member, Interim Office of the Chief Executive Officer.

*Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: May 10, 2017	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer & Member, Interim Office of the Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description
*†Exhibit 10.1	Letter Agreement, dated as of May 8, 2017, by and between Stacey Mowbray and Weight Watchers International, Inc.

*Exhibit 31.1	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer & Member, Interim Office of the Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Thilo Semmelbauer, Member, Interim Office of the Chief Executive Officer.

*Exhibit 31.3	Rule 13a-14(a) Certification by Christopher J. Sobecki, Member, Interim Office of the Chief Executive Officer.

*Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101
*EX-101.INS *EX-101.SCH *EX-101.CAL *EX-101.DEF *EX-101.LAB *EX-101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Definition Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Represents a management arrangement or compensatory plan.