Form 10-Q
period 2017-07-01
WEIGHT WATCHERS INTERNATIONAL INC
filed 2017-08-08
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

The number of shares of common stock outstanding as of July 26, 2017 was 64,391,084.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	July 1, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$104,485	$108,656
Receivables (net of allowances: July 1, 2017 - $2,029 and December 31, 2016 - $2,973)	25,221	27,518
Inventories	22,948	32,629
Prepaid income taxes	38,706	35,528
Prepaid expenses and other current assets	23,497	30,880
TOTAL CURRENT ASSETS	214,857	235,211

Property and equipment, net	47,832	49,574
Franchise rights acquired	752,169	748,619
Goodwill	167,912	166,138
Trademarks and other intangible assets, net	51,899	58,612
Other noncurrent assets	12,651	12,822
TOTAL ASSETS	$1,247,320	$1,270,976

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$20,213	$21,000
Accounts payable	20,190	40,639
Salaries and wages payable	47,792	49,638
Accrued marketing and advertising	7,321	18,067
Accrued interest	15,618	16,939
Other accrued liabilities	49,389	51,251
Derivative payable	25,702	31,974
Deferred revenue	86,597	62,880
TOTAL CURRENT LIABILITIES	272,822	292,388

Long-term debt	1,899,699	1,981,299
Deferred income taxes	188,638	175,115
Other	24,818	25,048
TOTAL LIABILITIES	2,385,977	2,473,850

Redeemable noncontrolling interest	4,575	4,699

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 118,947 shares issued at July 1, 2017 and at December 31, 2016	0	0

Treasury stock, at cost, 54,568 shares at July 1, 2017 and 55,021 shares at December 31, 2016	(3,220,433)	(3,237,346)
Retained earnings	2,097,931	2,056,893
Accumulated other comprehensive loss	(20,730)	(27,120)
TOTAL DEFICIT	(1,143,232)	(1,207,573)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,247,320	$1,270,976

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Service revenues, net	$283,001	$251,550	$544,477	$495,318
Product sales and other, net	58,672	58,211	126,259	121,353
Revenues, net	341,673	309,761	670,736	616,671

Cost of services	120,325	119,758	245,210	244,430
Cost of product sales and other	32,335	28,955	72,416	61,520
Cost of revenues	152,660	148,713	317,626	305,950
Gross profit	189,013	161,048	353,110	310,721

Marketing expenses	41,968	41,199	128,397	127,714
Selling, general and administrative expenses	50,839	46,118	98,273	95,720
Operating income	96,206	73,731	126,440	87,287

Interest expense	27,092	28,609	55,234	58,634
Other (income) expense, net	(488)	607	154	542
Gain on early extinguishment of debt	(1,554)	0	(1,554)	0
Income before income taxes	71,156	44,515	72,606	28,111

Provision for income taxes	25,992	14,034	16,864	8,431
Net income	45,164	30,481	55,742	19,680
Net loss attributable to the noncontrolling interest	9	13	83	61
Net income attributable to Weight Watchers International, Inc.	$45,173	$30,494	$55,825	$19,741

Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$0.70	$0.48	$0.87	$0.31
Diluted	$0.67	$0.46	$0.83	$0.30

Weighted average common shares outstanding
Basic	64,269	63,740	64,124	63,644
Diluted	67,737	65,934	67,304	65,890

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Net income	$45,164	$30,481	$55,742	$19,680
Other comprehensive gain (loss):
Foreign currency translation gain	2,630	1,742	$6,031	11,661
Income tax expense on foreign currency translation gain	(1,026)	(680)	(2,352)	(4,518)
Foreign currency translation gain, net of taxes	1,604	1,062	3,679	7,143
(Loss) gain on derivatives	(1,136)	(3,849)	4,377	(18,117)
Income tax benefit (expense) on (loss) gain on derivatives	443	1,501	(1,707)	7,036
(Loss) gain on derivatives, net of taxes	(693)	(2,348)	2,670	(11,081)
Total other comprehensive gain (loss)	911	(1,286)	6,349	(3,938)
Comprehensive income	46,075	29,195	62,091	15,742
Less: Net loss attributable to the noncontrolling interest	9	13	83	61
Less: Foreign currency translation loss (gain), net of taxes attributable to the noncontrolling interest	146	(228)	41	(470)
Comprehensive loss (income) attributable to the noncontrolling interest	155	(215)	124	(409)
Comprehensive income attributable to Weight Watchers International, Inc.	$46,230	$28,980	$62,215	$15,333

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	July 1,	July 2,
	2017	2016
Operating activities:
Net income	$55,742	$19,680
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,554	25,777
Amortization of deferred financing costs	2,861	3,146
Impairment of intangible and long-lived assets	60	93
Write-off of net assets due to cessation of Spain operations	70	0
Share-based compensation expense	4,817	4,947
Deferred tax provision	10,331	784
Allowance for doubtful accounts	(857)	(471)
Reserve for inventory obsolescence	4,962	2,496
Foreign currency exchange rate loss	150	445
Gain on early extinguishment of debt	(1,802)	0
Changes in cash due to:
Receivables	3,490	(155)
Inventories	5,887	(3,296)
Prepaid expenses	4,338	8,919
Accounts payable	(19,727)	(7,080)
Accrued liabilities	(28,575)	(22,747)
Deferred revenue	21,847	12,921
Other long term assets and liabilities, net	144	(498)
Income taxes	8,823	1,405
Cash provided by operating activities	98,115	46,366

Investing activities:
Capital expenditures	(5,614)	(1,693)
Capitalized software expenditures	(13,419)	(15,185)
Cash paid for acquisitions	0	(2,898)
Other items, net	(86)	(88)
Cash used for investing activities	(19,119)	(19,864)

Financing activities:
Payments on long-term debt	(83,334)	(154,823)
Taxes paid related to net share settlement of equity awards	(3,648)	0
Excess tax benefit of share-based compensation	0	945
Proceeds from stock options exercised	1,258	10
Payment of dividends	0	(10)
Cash used for financing activities	(85,724)	(153,878)
Effect of exchange rate changes on cash and cash equivalents	2,557	348
Net decrease in cash and cash equivalents	(4,171)	(127,028)
Cash and cash equivalents, beginning of period	108,656	241,526
Cash and cash equivalents, end of period	$104,485	$114,498

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

In March 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify the implementation guidance on principal versus agent considerations. The amendments in this update do not change the core principle of the guidance, but are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. In April 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to provide narrow scope guidance and practical expedients contained in the new revenue standard. In December 2016, the FASB issued updated guidance on revenue from contracts with customers for technical corrections and improvements on narrow aspects within the original and amended guidance. The amendments in these updates are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The Company is in the process of evaluating the effect of adoption on the consolidated financial statements. The Company has developed an inventory of all revenue streams and has begun to assess the implications of adopting the new five step revenue model and reviewing key contracts.

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

3.	Accounting Standards Adopted in Current Year

In March 2016, the FASB issued updated guidance on stock compensation which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of applicable income tax consequences on the statement of cash flows. This guidance requires recognition of excess tax benefits and shortfalls (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. In addition, these amounts will be classified as an operating activity in the consolidated statement of cash flows instead of as a financing activity. The amendments requiring recognition of excess tax benefits and tax shortfalls in the income statement must be applied prospectively (See Note 10), and entities may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective or retrospective transition method. In May 2017, the FASB issued updated guidance on stock compensation which is intended to clarify when changes to the terms and conditions to a share-based payment transaction requires modification accounting.

The company adopted this guidance during the first quarter of fiscal 2017. As required by the standard, the Company recognized prospectively any excess tax benefits in the consolidated statements of net income for the three and six months ended July 1, 2017 and applied the amendments relating to the presentation of excess tax benefits on the statement of cash flows using the prospective method. For the first six months ended July 2, 2016, the Company recorded $649 of excess tax benefits in equity. For the first six months ended July 2, 2016, the Company paid taxes of $1,875 related to net share settlement of equity awards.  As permitted under the guidance, the Company will continue to account for forfeitures in compensation cost by estimating the number of awards that are expected to vest.

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

On October 18, 2015 (the “Agreement Date”), the Company entered into the following agreements with Oprah Winfrey: the Strategic Collaboration Agreement, the Winfrey Purchase Agreement (defined below), and the Winfrey Option Agreement (defined below). The transactions contemplated by these agreements are collectively referred to herein as the “Winfrey Transaction”. Details of the Strategic Collaboration Agreement, Winfrey Purchase Agreement and Winfrey Option Agreement are below. See Note 16 for related party transactions with Ms. Winfrey.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the six months ended July 1, 2017, the change in the carrying value of franchise rights acquired is due to the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisitions of the majority interest in Vigilantes do Peso Marketing Ltda. (“VPM”) and of Knowplicity, Inc., d/b/a Wello, in fiscal 2014 and the acquisition of Weilos, Inc. in fiscal 2015. See Note 5 for additional information about acquisitions by the Company. For the six months ended July 1, 2017, the change in the carrying amount of goodwill is due to the effect of exchange rate changes as follows:

	North	United	Continental
	America	Kingdom	Europe	Other	Total
Balance as of December 31, 2016	$137,543	$1,145	$6,884	$20,566	$166,138
Effect of exchange rate changes	1,554	63	573	(416)	1,774
Balance as of July 1, 2017	$139,097	$1,208	$7,457	$20,150	$167,912

The Company reviews goodwill and other indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, for potential impairment on at least an annual basis or more often if events so require. The Company performed fair value impairment testing as of May 7, 2017 and May 8, 2016, each the first day of fiscal May, on its goodwill and other indefinite-lived intangible assets.

In performing its annual impairment analysis as of May 7, 2017, the Company determined that the carrying amounts of its goodwill reporting units and franchise rights acquired with indefinite lives units of account did not exceed their respective fair values and therefore, no impairment existed. For all reporting units, except for Brazil, there was significant headroom in the impairment analysis. Based on the results of this test for Brazil, the fair value of this reporting unit exceeded its carrying value by approximately 10%, and accordingly a relatively small change in the underlying assumptions would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to Brazil, for which the carrying amount is $19,295.

When determining fair value, the Company utilizes various assumptions, including projections of future cash flows, growth rates and discount rates. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of those assets. In the event such a result occurred, the Company would be required to record a corresponding charge, which would impact earnings. The Company would also be required to reduce the carrying amounts of the related assets on its balance sheet. The Company continues to evaluate these assumptions and believes that these assumptions are appropriate.

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

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s meetings business and a relief from royalty methodology for franchise rights related to the Company’s Online business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in the meetings and Online businesses in the country in which the acquisitions have occurred. In its hypothetical start-up approach analysis for fiscal 2017, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, the Company estimated future cash flows for the meetings business in each country based on assumptions regarding revenue growth and operating income margins. The cash flows associated with the Online business were based on the expected Online revenue for such country and the application of a market-based royalty rate. The cash flows for the meetings and Online businesses were discounted utilizing rates consistent with those utilized in the goodwill impairment analysis.

The carrying values of finite-lived intangible assets as of July 1, 2017 and December 31, 2016 were as follows:

	July 1, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$130,789	$110,338	$126,737	$101,316
Website development costs	128,808	98,145	119,971	87,736
Trademarks	11,145	10,745	11,092	10,647
Other	8,030	7,645	7,945	7,434
Trademarks and other intangible assets	$278,772	$226,873	$265,745	$207,133
Franchise rights acquired	4,528	4,528	4,551	4,551
Total finite-lived intangible assets	$283,300	$231,401	$270,296	$211,684

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $9,015 and $18,190 for the three and six months ended July 1, 2017, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $8,603 and $17,023 for the three and six months ended July 2, 2016, respectively. The franchise rights acquired related to the VPM acquisition were amortized ratably over a 2 year period. The franchise rights acquired related to the Miami Acquisition were amortized ratably over a 3 month period.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2017	$17,528
Fiscal 2018	$21,364
Fiscal 2019	$10,195
Fiscal 2020	$2,420
Fiscal 2021 and thereafter	$392

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	July 1, 2017		December 31, 2016
	Principal Balance	Effective Rate (1)	Principal Balance	Effective Rate (1)
Revolving Facility due April 2, 2018	$0	0.00%	$0	3.35%
Tranche B-1 Term Facility due April 2, 2016	0	0.00%	0	3.96%
Tranche B-2 Term Facility due April 2, 2020	1,935,440	4.64%	2,021,250	4.41%
Total	1,935,440	4.64%	2,021,250	4.38%
Less: Current Portion	20,213		21,000
Unamortized Deferred Financing Costs	15,528		18,951
Total Long-Term Debt	$1,899,699		$1,981,299

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

On May 18, 2017, the Company commenced another offer to prepay at a discount to par up to $75,000 in aggregate principal amount of term loans outstanding under the Tranche B-2 Term Facility. On May 24, 2017, the Company accepted offers with a discount equal to or greater than 3.28% in respect of such term loans. On May 25, 2017, the Company paid an aggregate amount of cash proceeds totaling $73,030 plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $75,507 in aggregate principal amount of such term loans under the Tranche B-2 Term Facility. As a result of this prepayment, the Company wrote-off fees of $618, incurred fees of $305 and recorded a gain on early extinguishment of debt of $1,554, inclusive of these fees, in the second quarter of fiscal 2017.

At July 1, 2017 under the WWI Credit Facility, the Company had $1,935,440 outstanding consisting entirely of a term loan under the Tranche B-2 Term Facility. At July 1, 2017, the Revolving Facility had $0 outstanding, $1,819 in issued but undrawn letters of credit outstanding thereunder and $48,181 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event the Company receives a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon the Company’s Consolidated Leverage Ratio. At April 1, 2016, the date of payment of the principal amount of loans outstanding under the Tranche B-1 Term Facility discussed above, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At July 1, 2017, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on the Company’s Consolidated Leverage Ratio as of July 1, 2017, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.50%. On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

commitments thereunder, which commitment fee will fluctuate depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of July 1, 2017 and December 31, 2016, the commitment fee was 0.50% per annum. For the six months ended July 1, 2017 and the fiscal year ended December 31, 2016, the Company paid $122 and $31, respectively, in commitment fees. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility, which totaled $24 for the six months ended July 1, 2017 and $49 for the fiscal year ended December 31, 2016.

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

At July 1, 2017 and December 31, 2016, the Company’s debt consisted entirely of variable-rate instruments. An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The weighted average interest rate (which includes amortization of deferred financing costs) on the Company’s outstanding debt, exclusive of the impact of the swap, was approximately 4.64% and 4.41% per annum based on interest rates at July 1, 2017 and December 31, 2016, respectively. The weighted average interest rate (which includes amortization of deferred financing costs) on the Company’s outstanding debt, including the impact of the swap, was approximately 5.27% and 5.32% per annum based on interest rates at July 1, 2017 and December 31, 2016, respectively.

8.	Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Numerator:
Net income attributable to
Weight Watchers International, Inc.	$45,173	$30,494	$55,825	$19,741
Denominator:
Weighted average shares of common stock outstanding	64,269	63,740	64,124	63,644
Effect of dilutive common stock equivalents	3,468	2,194	3,180	2,246
Weighted average diluted common shares outstanding	67,737	65,934	67,304	65,890
Earnings per share attributable to Weight Watchers International, Inc.
Basic	$0.70	$0.48	$0.87	$0.31
Diluted	$0.67	$0.46	$0.83	$0.30

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 868 and 1,265 for the three months ended July 1, 2017 and July 2, 2016, respectively and 956 and 1,205 for the six months ended July 1, 2017 and July 2, 2016, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

9.	Stock Plans

On May 6, 2008 and May 12, 2004, respectively, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”). On May 6, 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan (as amended and restated, the “2014 Plan”), which replaced the 2008 Plan and 2004 Plan for all equity-based awards granted on or after May 6, 2014. The 2014 Plan is designed to promote the long-term financial interests and growth of the Company by attracting, motivating and retaining employees with the ability to contribute to the success of the business and to align compensation for the Company’s employees over a multi-year period directly with the interests of the shareholders of the Company. The Company’s Board of Directors or a committee thereof administers the 2014 Plan.

Pursuant to the restricted stock provisions of the 2014 Plan, in fiscal 2016 the Compensation and Benefits Committee of the Company’s Board of Directors (the “Compensation Committee”) determined to grant 289.9 performance-based stock unit (“PSU”) awards having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied on the third anniversary of the grant date (i.e., May 16, 2019). The performance-vesting criteria for these PSUs will be satisfied if the Company has achieved a Debt Ratio (as defined in the applicable term sheet for these PSU awards and based on a Debt to EBITDAS ratio (each, as defined therein)) at levels at or above a “threshold” level performance of 4.5x over the performance period from December 31, 2017 to December 29, 2018. Pursuant to these awards, the number of PSUs that become vested, if any, upon the satisfaction of both vesting criteria, shall be equal to (x) the target number of PSUs granted multiplied by (y) the applicable Debt Ratio achievement percentage, rounded down to avoid the issuance of fractional shares. If all of these awards fully meet the time-vesting criteria and the minimum performance condition is attained, depending on the Company’s Debt Ratio achievement, the number of shares of the Company’s common stock issuable under these PSUs range from 62.5 to 312.5. The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

Additionally, pursuant to the restricted stock provisions of the 2014 Plan, in fiscal 2017 the Compensation Committee determined to grant 98.5 PSU awards in May 2017 having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied on the third anniversary of the grant date (i.e., May 15, 2020). The performance-vesting criteria for these PSUs will be satisfied if the Company has achieved certain annual operating income objectives in each fiscal year over a three-year period (i.e., fiscal 2017 through fiscal 2019) (each, a “2017 Award Performance Year”). When the performance measure has been met for a particular 2017 Award Performance Year, that portion of units is “banked” for potential issuance following the satisfaction of the three-year time-vesting criteria. Such portion of units to be “banked” shall be equal to (x) the target number of PSUs granted for the applicable 2017 Award Performance Year multiplied by (y) the applicable achievement percentage, rounded down to avoid the issuance of fractional shares. If all of these awards fully meet the time-vesting criteria and the minimum performance condition is attained in each 2017 Award Performance Year, depending on the Company’s performance achievement, the number of shares of the Company’s common stock issuable under these PSUs range from 32.8 to 164.2.  The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

10.	Income Taxes

The effective tax rates for the three and six months ended July 1, 2017 were 36.5% and 23.2%, respectively. The effective tax rates for the three and six months ended July 2, 2016 were 31.5% and 30.0%, respectively. For the six months ended July 1, 2017, the primary difference between the US federal statutory tax rate and the Company’s consolidated effective tax rate was due to the $11,633 tax benefit related to the cessation of operations of the Company’s Spanish subsidiary, partially offset by $604 of tax expense related to tax shortfalls in connection with the updated guidance on stock compensation in the first quarter of fiscal 2017, as described in Note 3.  For the six months ended July 2, 2016, the primary difference between the US federal statutory tax rate and the Company’s consolidated effective tax rate was due to the reversal of a $2,500 valuation allowance related to tax benefits for foreign losses expected to be realized.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate is as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
US federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	1.8%	0.8%	2.4%	0.1%
Cessation of Spanish operations	0.4%	0.0%	(16.0%)	0.0%
Research and development credit	(1.1%)	0.0%	(2.2%)	0.0%
Tax shortfall on share-based awards	(0.8%)	0.0%	0.8%	0.0%
Reserves for uncertain tax positions	0.4%	0.2%	0.7%	0.6%
Increase (decrease) in valuation allowance	0.1%	(1.2%)	1.2%	(9.4%)
Other	0.7%	(3.3%)	1.3%	3.7%
Effective Tax Rate	36.5%	31.5%	23.2%	30.0%

11.	Legal

Raymond Roberts v. Weight Watchers International, Inc.

On January 7, 2016, an OnlinePlus member filed a putative class action complaint against the Company in the Supreme Court of New York, New York County, asserting class claims for breach of contract and violations of the New York General Business Law. On February 5, 2016, the Company removed the case to the United States District Court, Southern District of New York. On March 18, 2016, the plaintiff filed an amended complaint, alleging that, as a result of the temporary glitches in the Company’s website and app in November and December 2015, the Company has: (1) breached its Subscription Agreement with its OnlinePlus members; and (2) engaged in deceptive acts and practices in violation of Section 350 of the New York General Business Law. The plaintiff is seeking unspecified actual, punitive and statutory damages, as well as his attorneys’ fees and costs incurred in connection with this action. The Company filed a motion to dismiss on May 6, 2016. The plaintiff filed his opposition papers on June 9, 2016 and the Company filed its reply papers on June 23, 2016. The Court granted the Company’s motion to dismiss on November 14, 2016. On November 16, 2016, the plaintiff filed a timely notice of appeal of the Court’s decision and on January 31, 2017, the plaintiff filed his brief in support of appeal. The Company filed its opposition brief on April 5, 2017, and the plaintiff filed his reply brief on April 25, 2017. The Company believes that the plaintiff’s appeal is without merit and will be denied in due course.

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

As of July 1, 2017 and December 31, 2016, the Company had in effect an interest rate swap with a notional amount totaling $1,250,000 and $1,500,000, respectively.

On July 26, 2013, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap was $1,500,000. During the term of this swap, the notional amount decreased from $1,500,000 effective March 31, 2014 to $1,250,000 on April 3, 2017, and will decrease to $1,000,000 on April 1, 2019. This interest rate swap effectively fixes the variable interest rate on the notional amount of this swap at 2.38%. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive loss.

As of July 1, 2017 and December 31, 2016, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $13,332 ($21,856 before taxes) and $16,002 ($26,232 before taxes), respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company is hedging forecasted transactions for periods not exceeding the next three years. The Company expects approximately $5,765 ($9,451 before taxes) of derivative losses included in accumulated other comprehensive loss at July 1, 2017, based on current market rates, will be reclassified into earnings within the next 12 months.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and an interest rate swap agreement as of July 1, 2017 and December 31, 2016.

The fair value of the Company’s Term Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of July 1, 2017 and December 31, 2016, the fair value of the Company’s long-term debt was approximately $1,853,925 and $1,671,920, respectively, as compared to the carrying value (net of deferring financing costs) of $1,919,912 and $2,002,299, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 12 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at July 1, 2017	$25,702	$0	$25,702	$0
Interest rate swap liability at December 31, 2016	$31,974	$0	$31,974	$0

The Company did not have any transfers into or out of Levels 1 and 2, and did not maintain any assets or liabilities classified as Level 3, during the six months ended July 1, 2017 and the fiscal year ended December 31, 2016.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

14.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Six Months Ended July 1, 2017
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 31, 2016	$(16,002)	$(11,118)	$(27,120)
Other comprehensive (loss) income before reclassifications, net of tax	(2,915)	2,892	(23)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	5,585	787	6,372
Net current period other comprehensive income including noncontrolling interest	2,670	3,679	6,349
Less: net current period other comprehensive income attributable to the noncontrolling interest	0	41	41
Ending Balance at July 1, 2017	$(13,332)	$(7,398)	(20,730)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

	Six Months Ended July 2, 2016
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at January 2, 2016	$(23,135)	$(14,130)	$(37,265)
Other comprehensive (loss) income before reclassifications, net of tax	(18,627)	7,143	(11,484)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	7,546	0	7,546
Net current period other comprehensive (loss) income including noncontrolling interest	(11,081)	7,143	(3,938)
Less: net current period other comprehensive income attributable to the noncontrolling interest	0	(470)	(470)
Ending Balance at July 2, 2016	$(34,216)	$(7,457)	$(41,673)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2017	2016	2017	2016
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(3,905)	$(6,185)	$(9,155)	$(12,370)	Interest expense
	(3,905)	(6,185)	(9,155)	(12,370)	Income before income taxes
	1,523	2,412	3,570	4,824	Provision for income taxes
	$(2,382)	$(3,773)	$(5,585)	$(7,546)	Net income
Loss on Foreign Currency Translation	$(80)	$0	$(787)	$0	Other (income) expense, net
	(80)	0	(787)	0	Income before income taxes
	0	0	0	0	Provision for income taxes
	$(80)	$0	$(787)	$0	Net income

(a)	Amounts in parentheses indicate debits to profit/loss
15.	Segment Data

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

	Total Revenue
	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
North America	$238,989	$211,545	$471,719	$420,388
United Kingdom	26,435	27,702	50,434	56,613
Continental Europe	61,496	57,048	118,914	112,754
Other	14,753	13,466	29,669	26,916
Total revenue	$341,673	$309,761	$670,736	$616,671

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Net Income
	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Segment operating income:
North America	$79,073	$56,975	$113,189	$82,499
United Kingdom	6,672	5,506	9,245	5,915
Continental Europe	22,767	19,523	27,823	20,729
Other	3,263	2,355	4,941	3,114
Total segment operating income	111,775	84,359	155,198	112,257
General corporate expenses	15,569	10,628	28,758	24,970
Interest expense	27,092	28,609	55,234	58,634
Other (income) expense, net	(488)	607	154	542
Gain on early extinguishment of debt	(1,554)	0	(1,554)	0
Provision for income taxes	25,992	14,034	16,864	8,431
Net income	45,164	30,481	55,742	19,680
Net loss attributable to the noncontrolling interest	9	13	83	61
Net income attributable to Weight Watchers International, Inc.	$45,173	$30,494	$55,825	$19,741

	Depreciation and Amortization
	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
North America	$9,738	$10,894	$19,868	$21,779
United Kingdom	346	299	628	517
Continental Europe	292	428	601	884
Other	136	170	275	469
Total segment depreciation and amortization	10,512	11,791	21,372	23,649
General corporate depreciation and amortization	3,556	2,601	7,043	5,274
Depreciation and amortization	$14,068	$14,392	$28,415	$28,923

16.	Related Party

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $874 and $2,556 for the three and six months ended July 1, 2017, respectively and $542 and $1,685 for the three and six months ended July 2, 2016, respectively, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at July 1, 2017 and December 31, 2016 was $0 and $1,123, respectively.

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

USE OF CONSTANT CURRENCY

As exchange rates are an important factor in understanding period-to-period comparisons, we believe in certain cases the presentation of results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this Quarterly Report on Form 10-Q, we calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding or adjusting for the impact of foreign currency or being on a constant currency basis. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP and are not meant to be considered in isolation. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

CRITICAL ACCOUNTING POLICIES

Goodwill and Franchise Rights Acquired Annual Impairment Test

We review goodwill and other indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, for potential impairment on at least an annual basis or more often if events so require. We performed fair value impairment testing as of May 7, 2017 and May 8, 2016, each the first day of fiscal May, on our goodwill and other indefinite-lived intangible assets. In performing our goodwill impairment analysis for our reporting units for fiscal 2017 and fiscal 2016, no impairment was identified as the fair value of those units exceeded their respective carrying value. In performing the impairment analysis for franchise rights acquired with indefinite lives for fiscal 2017 and fiscal 2016, we determined that the carrying amounts did not exceed their respective fair values and therefore no impairment existed.

With respect to our analysis, a change in the underlying assumptions would cause a change in the results of the impairment assessments and, as such, could result in an impairment of those assets, which would impact earnings. We would also be required to reduce the carrying amounts of the related assets on our balance sheet. We continue to evaluate these assumptions and believe that they are appropriate.

The following is a more detailed discussion of our fiscal 2017 goodwill and franchise rights acquired impairment analysis.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting units. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Canada, Brazil and other countries at July 1, 2017 were $97.8 million, $41.3 million, $18.7 million and $10.1 million, respectively.

Based on the results of our annual impairment test performed as of the first day of fiscal May (May 7, 2017), we estimated that for reporting units that hold approximately 88.9% of our goodwill, those units had a fair value at least 50% higher than the respective reporting unit’s carrying amount. In Brazil, which holds 11.1% of our goodwill, the fair value of this reporting unit exceeded its carrying value by approximately 10%.

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

The following are the more significant assumptions utilized in our annual impairment analysis (except for Brazil) for fiscal 2017 and fiscal 2016:

	July 1,	July 2,
	2017	2016
Debt-Free Cumulative Annual Cash Flow Growth Rate	3.6% to 4.1%	3.1% to 4.9%
Discount Rate	8.9%	9.4%

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

The following are the more significant assumptions utilized in our annual impairment analysis for Brazil for fiscal 2017 and fiscal 2016:

	July 1,	July 2,
	2017	2016
Cumulative Annual Revenue Cash Flow Growth Rate	19.4%	19.0%
Average Operating Income Margin	18.6%	20.0%
Average Operating Income Margin Range	(10.8%) to 31.0%	(6.9%) to 31.0%
Discount Rate	16.9%	16.8%

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our meetings business and a relief from royalty methodology for our franchise rights related to our Online business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in the meetings and Online businesses in the country in which the acquisitions have occurred. The values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand at July 1, 2017 were $671.9 million, $55.7 million, $12.5 million, $6.9 million, and $5.2 million, respectively.

Based on the results of our fiscal 2017 annual impairment analysis, we estimated that approximately 100.0% of our franchise rights acquired had a fair value at least 40% higher than their carrying amount.

In our hypothetical start-up approach analysis for fiscal 2017, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the meetings business in each country based on assumptions regarding revenue growth and operating income margins. The cash flows associated with the Online business were based on the expected Online revenue for such country and the application of a market-based royalty rate. The cash flows for the meetings and Online businesses were discounted utilizing rates consistent with those utilized in the goodwill impairment analysis.

In performing this impairment analysis for fiscal 2017, for the year of maturity we assumed meeting room revenue (comprised of Meeting Fees and revenues from products sold to members in meetings) growth of 16.2% to 58.3% in the year of maturity from fiscal 2016, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 1.9%. For the year of maturity and beyond, we assumed operating income margin rates of 7.1% to 22.5%.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 1, 2017 COMPARED TO THE THREE MONTHS ENDED JULY 2, 2016

The table below sets forth selected financial information for the second quarter of fiscal 2017 from our consolidated statements of net income for the three months ended July 1, 2017 versus selected financial information for the second quarter of fiscal 2016 from our consolidated statements of net income for the three months ended July 2, 2016:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Three Months Ended
	July 1, 2017	July 2, 2016	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$341.7	$309.8	$31.9	10.3%	12.1%
Cost of revenues	152.7	148.7	3.9	2.7%	4.2%

Gross profit	189.0	161.0	28.0	17.4%	19.3%
Gross Margin %	55.3%	52.0%

Marketing expenses	42.0	41.2	0.8	1.9%	4.3%
Selling, general & administrative expenses	50.8	46.1	4.7	10.2%	11.5%

Operating income	96.2	73.7	22.5	30.5%	32.5%
Operating Income Margin %	28.2%	23.8%

Interest expense	27.1	28.6	(1.5)	(5.3%)	(5.3%)
Other (income) expense, net	(0.5)	0.6	(1.1)	100.0%	100.0%
Gain on early extinguishment of debt	(1.6)	0.0	(1.6)	100.0%	100.0%
Income before income taxes	71.2	44.5	26.7	59.8%	63.2%

Provision for income taxes	26.0	14.0	12.0	85.2%	89.1%
Net income	45.2	30.5	14.7	48.2%	51.3%
Net loss attributable to the noncontrolling interest	0.0	0.0	0.0	(33.8%)	(50.9)%

Net income attributable to Weight Watchers International, Inc.	$45.2	$30.5	$14.7	48.1%	51.3%

Weighted average diluted shares outstanding	67.7	65.9	1.8	2.7%	2.7%
Diluted earnings per share	$0.67	$0.46	$0.20	44.2%	47.2%

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Revenues in the second quarter of fiscal 2017 were $341.7 million, an increase of $31.9 million, or 10.3% versus the second quarter of fiscal 2016. Excluding the impact of foreign currency, which negatively impacted our revenues for the second quarter of fiscal 2017 by $5.4 million, revenues in the second quarter of fiscal 2017 would have increased 12.1% versus the prior year period. This increase was driven primarily by revenue growth in North America. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the second quarter of fiscal 2017 increased $3.9 million, or 2.7%, versus the prior year period. Gross profit increased $28.0 million, or 17.4% in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 primarily due to the increase in revenues. Excluding the impact of foreign currency, which negatively impacted gross profit for the second quarter of fiscal 2017 by $3.1 million, gross profit in the second quarter of fiscal 2017 would have increased 19.3% versus the prior year period. Gross margin in the second quarter of fiscal 2017 increased 3.3% to 55.3% versus 52.0% in the second quarter of fiscal

2016. Gross margin expansion was driven primarily by improved leverage in both the meetings and Online businesses and a mix shift to the higher margin Online business. This expansion was partially offset by lower revenues in our high margin licensing business.

Marketing

Marketing expenses for the second quarter of fiscal 2017 increased $0.8 million, or 1.9%, versus the second quarter of fiscal 2016. Excluding the impact of foreign currency, which decreased marketing expenses for the second quarter of fiscal 2017 by $1.0 million, marketing expenses in the second quarter of fiscal 2017 would have increased 4.3% versus the second quarter of fiscal 2016. Marketing expenses as a percentage of revenue were 12.3% in the second quarter of fiscal 2017 as compared to 13.3% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the second quarter of fiscal 2017 increased $4.7 million, or 10.2%, versus the second quarter of fiscal 2016. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the second quarter of fiscal 2017 by $0.6 million, selling, general and administrative expenses in the second quarter of fiscal 2017 would have increased 11.5% versus the prior year period. The increase in selling, general and administrative expenses in the second quarter of fiscal 2017 was driven primarily by higher compensation and incentive related costs. Selling, general and administrative expenses as a percentage of revenue was 14.9% for both the second quarter of fiscal 2017 and for the second quarter of fiscal 2016.

Operating Income

Operating income for the second quarter of fiscal 2017 increased $22.5 million, or 30.5%, versus the second quarter of fiscal 2016. Excluding the impact of foreign currency, which negatively impacted operating income for the second quarter of fiscal 2017 by $1.5 million, operating income in the second quarter of fiscal 2017 would have increased 32.5% versus the prior year period. This increase in operating income was driven primarily by higher operating income in North America as compared to the prior year period. Operating income margin increased 4.4% for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. This increase in operating income margin was driven primarily by an increase in gross margin as compared to the prior year period.

Interest Expense

Interest expense in the second quarter of fiscal 2017 decreased $1.5 million, or 5.3%, versus the second quarter of fiscal 2016. The decrease in interest expense was driven primarily by the decrease in our average debt outstanding, which decreased to $2.0 billion in the second quarter of fiscal 2017 from $2.1 billion in the second quarter of fiscal 2016. This decrease in interest expense was due to: (i) prepayment of $75.5 million in aggregate principal amount of term loans outstanding under the Tranche B-2 Term Facility (defined hereafter); (ii) lower interest expense from the impact of our interest rate swap; and (iii) the aggregate payments in the third quarter of fiscal 2016 of the outstanding principal amount of $48.0 million on the Revolving Facility (defined hereafter). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the second quarter of fiscal 2017 and the second quarter of fiscal 2016 and excluding the impact of our interest rate swap, increased to 4.66% per annum at the end of the second quarter of fiscal 2017 from 4.32% per annum at the end of the second quarter of fiscal 2016. Including the impact of our interest rate swap, our effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the second quarter of fiscal 2017 and the second quarter of fiscal 2016, decreased to 5.44% per annum at the end of the second quarter of fiscal 2017 from 5.51% per annum at the end of the second quarter of fiscal 2016. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding interest rates on our debt outstanding, the Revolving Facility and payments on our debt. For additional details on our interest rate swap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other (Income) Expense, Net

Other (income) expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $1.1 million in the second quarter of fiscal 2017 to $0.5 million of income as compared to $0.6 million of expense in the prior year period.

Gain on Early Extinguishment of Debt

In May 2017, we paid an aggregate amount of cash proceeds totaling $73.0 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $75.5 million in aggregate principal amount of term loans under the Tranche B-2 Term Facility. As a result of this prepayment, we wrote-off fees of $0.6 million, incurred fees of $0.3 million and recorded a gain on early extinguishment of debt of $1.6 million, inclusive of these fees, in the second quarter of fiscal 2017.

Tax

Our effective tax rate for the second quarter of fiscal 2017 was 36.5% as compared to 31.5% for the second quarter of fiscal 2016. This increase in the second quarter of fiscal 2017 was driven primarily by the reversal in the second quarter of fiscal 2016 of a $2.5 million valuation allowance related to tax benefits for foreign losses that are expected to be realized.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the second quarter of fiscal 2017 reflected a $14.7 million, or 48.1% increase from the second quarter of fiscal 2016. Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the second quarter of fiscal 2017 by $1.0 million, net income attributable to the Company in the second quarter of fiscal 2017 would have increased by 51.3% versus the prior year period. Net income attributable to the Company in the second quarter of fiscal 2017 included a $0.9 million (after-tax) gain on early extinguishment of debt and in the second quarter of fiscal 2016 included the reversal of a $2.5 million valuation allowance related to tax benefits for foreign losses that are expected to be realized.

Earnings per fully diluted share, or EPS, in the second quarter of fiscal 2017 was $0.67 compared to $0.46 in the second quarter of fiscal 2016.  For the second quarter of fiscal 2017, EPS included a $0.01 benefit in connection with the gain on early extinguishment of debt. For the second quarter of fiscal 2016, EPS included a $0.04 benefit in connection with the release of a valuation allowance related to tax benefits for foreign losses that are expected to be realized.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the second quarter of fiscal 2017 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q2 2017
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$203.2	$35.8	$239.0	$203.8	$35.9	$239.7	31.9	2,368.6	2,332.5
UK	19.8	6.7	26.4	22.1	7.5	29.6	4.6	327.3	332.9
CE	50.5	11.0	61.5	51.9	11.3	63.3	10.4	773.6	784.1
Other (1)	9.5	5.2	14.7	9.4	5.2	14.5	1.3	85.1	77.7
Total	$283.0	$58.7	$341.7	$287.3	$59.8	$347.1	48.1	3,554.6	3,527.2

	% Change Q2 2017 vs. Q2 2016
North America	14.2%	6.4%	13.0%	14.6%	6.6%	13.3%	18.2%	17.0%	21.5%
UK	(1.7%)	(12.2%)	(4.6%)	10.1%	(1.8%)	6.9%	7.0%	7.1%	10.9%
CE	12.8%	(10.5%)	7.8%	16.1%	(7.9%)	10.9%	19.0%	18.5%	22.1%
Other (1)	8.8%	10.8%	9.5%	6.8%	10.5%	8.1%	5.0%	4.7%	3.4%
Total	12.5%	0.8%	10.3%	14.2%	2.8%	12.1%	16.8%	16.0%	20.1%

Note: Totals may not sum due to rounding.

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q2 2017
	Meeting Fees		Meeting	Incoming	EOP	Online Subscription Revenues		Online	Incoming	EOP
		Constant	Paid	Meeting	Meeting		Constant	Paid	Online	Online
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$129.7	$130.1	13.9	995.6	980.2	$73.5	$73.8	17.9	1,372.9	1,352.4
UK	14.0	15.7	2.7	189.3	188.8	5.7	6.4	1.9	138.0	144.1
CE	24.8	25.5	3.0	226.3	216.7	25.7	26.4	7.3	547.4	567.3
Other (1)	6.5	6.4	0.7	39.0	35.5	3.0	3.0	0.6	46.1	42.2
Total	$175.0	$177.6	20.3	1,450.2	1,421.2	$108.0	$109.6	27.7	2,104.4	2,106.0

	% Change Q2 2017 vs. Q2 2016
North America	12.8%	13.2%	13.8%	14.7%	16.2%	16.7%	17.1%	21.8%	18.8%	25.7%
UK	(6.8%)	4.3%	0.6%	1.2%	6.1%	13.6%	27.2%	17.7%	16.4%	18.1%
CE	0.5%	3.4%	1.0%	3.0%	4.0%	28.0%	31.7%	28.4%	26.4%	30.8%
Other (1)	9.1%	6.5%	8.8%	9.3%	7.6%	8.2%	7.4%	0.8%	1.1%	0.1%
Total	8.9%	10.6%	9.7%	10.7%	12.5%	18.8%	20.6%	22.6%	20.1%	25.8%

Note: Totals may not sum due to rounding.

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in the second quarter of fiscal 2017 versus the prior year period was driven by the increase in Service Revenues. The increase in Service Revenues was driven primarily by an increase in Meeting Fees and to a lesser extent an increase in Online Subscription Revenues. The increase in North America Total Paid Weeks resulted from both the higher number of Incoming Subscribers at the beginning of the second quarter of fiscal 2017 versus the beginning of the second quarter of fiscal 2016 and higher recruitments in the second quarter of fiscal 2017 versus the prior year period.

The increase in North America product sales and other in the second quarter of fiscal 2017 versus the prior year period was driven by an increase in product sales, partially offset by a decline in licensing revenue.

United Kingdom Performance

The decline in UK revenues in the second quarter of fiscal 2017 versus the prior year period was driven by the negative impact of foreign currency.  Excluding the impact of foreign currency, UK revenues would have increased, driven by an increase in Service Revenues. This increase in Service Revenues on a constant currency basis, in the second quarter of fiscal 2017 versus the prior year period was primarily the result of an increase in Online Subscription Revenues.

Partially offsetting UK Service Revenues was the decline in UK product sales and other in the second quarter of fiscal 2017 versus the prior year period. This decrease in UK product sales and other was driven primarily by a decrease in licensing revenue.

Continental Europe Performance

The increase in Continental Europe revenues in the second quarter of fiscal 2017 versus the prior year period was driven primarily by the increase in Service Revenues. The increase in Service Revenues in the second quarter of fiscal 2017 versus the prior year period was primarily the result of an increase in Online Subscription Revenues. The increase in Online Subscription Revenues was driven by the higher number of Incoming Online Subscribers at the beginning of the second quarter of fiscal 2017 versus the beginning of the second quarter of fiscal 2016 and by an increase in recruitments in the Online business for the second quarter of fiscal 2017 versus the prior year period.

The increase in Continental Europe Service Revenues was partially offset by the decline in Continental Europe product sales and other in the second quarter of fiscal 2017 versus the prior year period.

Other Performance

The increase in Other revenues in the second quarter of fiscal 2017 versus the prior year period was driven primarily by the increase in Service Revenues. The increase in Other Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of the second quarter of fiscal 2017 versus the beginning of the second quarter of fiscal 2016.

The increase in product sales and other in the second quarter of fiscal 2017 versus the second quarter of fiscal 2016 was driven by an increase in other product sales from our franchisees as well as an increase in in-meeting product sales.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JULY 1, 2017 COMPARED TO THE SIX MONTHS ENDED JULY 2, 2016

The table below sets forth selected financial information for the first six months of fiscal 2017 from our consolidated statements of net income for the six months ended July 1, 2017 versus selected financial information for the first six months of fiscal 2016 from our consolidated statements of net income for the six months ended July 2, 2016:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For the Six Months Ended

	July 1, 2017	July 2, 2016	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$670.7	$616.7	$54.1	8.8%	10.4%
Cost of revenues	317.6	306.0	11.7	3.8%	5.3%

Gross profit	353.1	310.7	42.4	13.6%	15.4%
Gross Margin %	52.6%	50.4%

Marketing expenses	128.4	127.7	0.7	0.5%	2.3%
Selling, general & administrative expenses	98.3	95.7	2.6	2.7%	3.7%

Operating income	126.4	87.3	39.2	44.9%	47.3%
Operating Income Margin %	18.9%	14.2%

Interest expense	55.2	58.6	(3.4)	(5.8%)	(5.8%)
Other expense, net	0.2	0.5	(0.3)	71.8%	71.8%
Gain on early extinguishment of debt	(1.6)	0.0	(1.6)	100.0%	100.0%
Income before income taxes	72.6	28.1	44.5	100.0%	100.0%

Provision for income taxes	16.9	8.4	8.4	100.0%	100.0%
Net income	55.7	19.7	36.1	100.0%	100.0%
Net loss attributable to the noncontrolling interest	0.1	0.1	0.0	36.9%	10.3%

Net income attributable to Weight Watchers International, Inc.	$55.8	$19.7	$36.1	100.0%	100.0%

Weighted average diluted shares outstanding	67.3	65.9	1.4	2.1%	2.1%
Diluted earnings per share	$0.83	$0.30	$0.53	100.0%	100.0%

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Revenues in the first six months of fiscal 2017 were $670.7 million, an increase of $54.1 million or 8.8% versus the first six months of fiscal 2016. Excluding the impact of foreign currency, which negatively impacted our revenues for the first six months of fiscal 2017 by $9.9 million, revenues in the first six months of fiscal 2017 would have increased 10.4% versus the prior year period. This increase was driven primarily by revenue growth in North America.  See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first six months of fiscal 2017 increased $11.7 million, or 3.8%, versus the prior year period. Gross profit increased $42.4 million, or 13.6% in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 primarily due to the increase in revenues. Excluding the impact of foreign currency, which negatively impacted gross profit for the first six months of fiscal 2017 by $5.4 million, gross profit in the first six months of fiscal 2017 would have increased 15.4% versus the prior year period. Gross margin in the first six months of fiscal 2017 increased 2.3% to 52.6% versus 50.4% in the first six months of fiscal 2016. Gross margin expansion was driven primarily by improved leverage in both the meetings and Online businesses and a mix shift to the higher margin Online business. This expansion was partially offset by lower revenues in our high margin licensing business.

Marketing

Marketing expenses for the first six months of fiscal 2017 increased $0.7 million, or 0.5%, versus the first six months of fiscal 2016. Excluding the impact of foreign currency, which decreased marketing expenses for the first six months of fiscal 2017 by $2.2 million, marketing expenses in the first six months of fiscal 2017 would have increased 2.3% versus the first six months of fiscal 2016. Marketing expenses as a percentage of revenue were 19.1% in the first six months of fiscal 2017 as compared to 20.7% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the first six months of fiscal 2017 increased $2.6 million, or 2.7%, versus the first six months of fiscal 2016. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first six months of fiscal 2017 by $1.0 million, selling, general and administrative expenses in the first six months of fiscal 2017 would have increased 3.7% versus the prior year period. The increase in selling, general and administrative expenses in the first six months of fiscal 2017 was driven primarily by higher compensation and incentive related costs. Selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal 2017 decreased to 14.7% from 15.5% for the first six months of fiscal 2016.

Operating Income

Operating income for the first six months of fiscal 2017 increased $39.2 million, or 44.9%, versus the first six months of fiscal 2016. Excluding the impact of foreign currency, which negatively impacted operating income for the first six months of fiscal 2017 by $2.2 million, operating income in the first six months of fiscal 2017 would have increased 47.3% versus the prior year period. This increase in operating income was driven primarily by higher operating income in North America as compared to the prior year period. Operating income margin increased 4.7% for the first six months of fiscal 2017 compared to the first six months of fiscal 2016. This increase in operating income margin was driven in part by an increase in gross margin, a decrease in marketing expenses as a percentage of revenue, and a decrease in selling, general and administrative expenses as a percentage of revenue, all as compared to the prior year period.

Interest Expense

Interest expense in the first six months of fiscal 2017 decreased $3.4 million, or 5.8%, versus the first six months of fiscal 2016. The decrease in interest expense was driven primarily by the decrease in our average debt outstanding, which decreased to $2.0 billion in the first six months of fiscal 2017 from $2.1 billion in the first six months of fiscal 2016. This decrease in interest expense was due to: (i) prepayment of $75.5 million in aggregate principal amount of term loans outstanding under the Tranche B-2 Term Facility; (ii) lower interest expense from the impact of our interest rate swap; and (iii) the payment in full in April 2016 of the principal amount of loans outstanding under the Tranche B-1 Term Facility (defined hereafter) and the aggregate payments in the third quarter of fiscal 2016 of the outstanding principal amount of $48.0 million on the Revolving Facility. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the first six months of fiscal 2017 and the first six months of fiscal 2016 and excluding the impact of our interest rate swap, increased to 4.64% per annum at the end of the first six months of fiscal 2017 from 4.30% per annum at the end of the first six months of fiscal 2016. Including the impact of our interest rate swap, our effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the first six months of fiscal 2017 and the first six months of fiscal 2016, increased to 5.56% per annum at the end of the first six months of fiscal 2017 from 5.45% per annum at the end of the first six months of fiscal 2016. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding interest rates on our debt outstanding, the Revolving Facility and payments on our debt. For additional details on our interest rate swap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, decreased by $0.3 million in the first six months of fiscal 2017 to $0.2 million as compared to $0.5 million in the prior year period.

Gain on Early Extinguishment of Debt

In May 2017, we paid an aggregate amount of cash proceeds totaling $73.0 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $75.5 million in aggregate principal amount of term loans under the Tranche B-2 Term Facility. As a result of this prepayment, we wrote-off fees of $0.6 million, incurred fees of $0.3 million and recorded a gain on early extinguishment of debt of $1.6 million, inclusive of these fees, in the second quarter of fiscal 2017.

Tax

Our effective tax rate for the first six months of fiscal 2017 was 23.2% as compared to 30.0% for the first six months of fiscal 2016. This decrease in the first six months of fiscal 2017 was driven primarily by the $11.6 million tax benefit related to the cessation of operations of our Spanish subsidiary.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the first six months of fiscal 2017 reflected a $36.1 million, or 182.8% increase from the first six months of fiscal 2016. Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the first six months of fiscal 2017 by $1.4 million, net income attributable to the Company in the first six months of fiscal 2017 would have increased by 189.7% versus the prior year period. Net income attributable to the Company in the first six months of fiscal 2017 was impacted by the following items that affect year-over-year comparability: (i) an $11.6 million tax benefit related to the cessation of operations of our Spanish subsidiary and (ii) a $1.0 million (after-tax) gain on early extinguishment of debt.  Net income attributable to the Company in the first six months of fiscal 2016 included a reversal of a $2.5 million valuation allowance related to tax benefits for foreign losses that are expected to be realized. Net income attributable to the Company in the first six months of fiscal 2017 was driven primarily by higher operating income, lower tax expense, a decline in the interest expense and a gain on the early extinguishment of debt.

EPS in the first six months of fiscal 2017 was $0.83 compared to $0.30 in the first six months of fiscal 2016. The lower tax rate of 23.2% in the first six months of fiscal 2017 compared to 30.0% in the first six months of fiscal 2016 resulted in a net benefit. This EPS benefit was primarily comprised of (i) a tax benefit of $0.18 that was offset by $0.01 of expense, both related to the cessation of operations of our Spanish subsidiary and (ii) $0.01 gain on early extinguishment of debt.  For the first six months of fiscal 2016, EPS included a $0.04 benefit in connection with the release of a valuation allowance related to tax benefits for foreign losses that are expected to be realized.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first six months of fiscal 2017 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	First Half 2017
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$395.3	$76.4	$471.7	$395.6	$76.4	$471.9	61.0	1,719.2	2,332.5
UK	36.3	14.1	50.4	41.3	16.0	57.3	8.9	265.1	332.9
CE	94.0	24.9	118.9	97.1	25.7	122.8	19.8	564.7	784.1
Other (1)	18.8	10.9	29.6	17.8	10.7	28.5	2.6	72.2	77.7
Total	$544.5	$126.3	$670.7	$551.8	$128.8	$680.6	92.3	2,621.1	3,527.2

	% Change First Half 2017 vs. First Half 2016
North America	12.2%	12.2%	12.2%	12.3%	12.2%	12.3%	16.3%	12.3%	21.5%
UK	(10.1%)	(13.0%)	(10.9%)	2.2%	(1.0%)	1.3%	4.6%	0.8%	10.9%
CE	9.3%	(6.8%)	5.5%	12.9%	(3.7%)	8.9%	16.6%	6.4%	22.1%
Other (1)	13.4%	5.2%	10.2%	7.7%	3.3%	6.0%	6.8%	12.2%	3.4%
Total	9.9%	4.0%	8.8%	11.4%	6.2%	10.4%	14.9%	9.7%	20.1%

Note: Totals may not sum due to rounding.

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	First Half 2017
	Meeting Fees		Meeting	Incoming	EOP	Online Subscription Revenues		Online	Incoming	EOP
		Constant	Paid	Meeting	Meeting		Constant	Paid	Online	Online
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$253.7	$253.8	26.8	743.9	980.2	$141.7	$141.8	34.3	975.3	1,352.4
UK	26.1	29.7	5.3	154.8	188.8	10.2	11.6	3.6	110.3	144.1
CE	46.8	48.3	5.9	171.7	216.7	47.2	48.8	13.9	393.0	567.3
Other (1)	12.8	12.0	1.4	31.6	35.5	6.0	5.8	1.2	40.6	42.2
Total	$339.4	$343.8	39.4	1,102.0	1,421.2	$205.1	$207.9	52.9	1,519.1	2,106.0

	% Change First Half 2017 vs. First Half 2016
North America	12.0%	12.0%	13.1%	15.3%	16.2%	12.7%	12.7%	19.0%	10.0%	25.7%
UK	(14.1%)	(2.4%)	(1.3%)	1.1%	6.1%	2.2%	15.9%	14.8%	0.3%	18.1%
CE	(2.8%)	0.4%	0.1%	(0.4%)	4.0%	24.6%	28.8%	25.3%	9.7%	30.8%
Other (1)	13.7%	7.1%	10.0%	16.2%	7.6%	12.7%	9.1%	3.1%	9.3%	0.1%
Total	7.3%	8.7%	8.7%	10.4%	12.5%	14.6%	16.2%	19.9%	9.2%	25.8%

Note: Totals may not sum due to rounding.

(1)	Represents Asia Pacific and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in the first six months of fiscal 2017 versus the prior year period was driven primarily by the increase in Service Revenues. The increase in Service Revenues was driven primarily by an increase in Meeting Fees and an increase in Online Subscription Revenues. The increase in North America Total Paid Weeks resulted from both the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016 and higher recruitments in the first six months of fiscal 2017 versus the prior year period. This increase in recruitments was driven by effective promotional strategy and marketing execution, as well as by continued improvements to our products and services.

The increase in North America product sales and other in the first six months of fiscal 2017 versus the prior year period was driven primarily by an increase in product sales, partially offset by a decline in licensing revenue.

United Kingdom Performance

The decline in UK revenues in the first six months of fiscal 2017 versus the prior year period was driven by the negative impact of foreign currency.  Excluding the impact of foreign currency, UK revenues would have increased, driven by an increase in Service Revenues. This increase in Service Revenues on a constant currency basis, in the first six months of fiscal 2017 versus the prior year period was the result of an increase in Online Subscription Revenues, partially offset by a decrease in Meeting Fees. Service Revenues in the first six months of fiscal 2017 versus the prior year period benefited from both higher Online recruitments and the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016.

Additionally, the decline in UK revenues in the first six months of fiscal 2017 was driven in part by the decline in UK product sales and other in the first six months of fiscal 2017 versus the prior year period, which was driven by the decline in licensing revenue.

Continental Europe Performance

The increase in Continental Europe revenues in the first six months of fiscal 2017 versus the prior year period was driven primarily by the increase in Service Revenues. The increase in Service Revenues in the first six months of fiscal 2017 versus the prior year period was the result of an increase in Online Subscription Revenues. The increase in Online Subscription Revenues was driven by the higher number of Incoming Online Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016 and by an increase in recruitments in the Online business for the first six months of fiscal 2017 versus the prior year period.

The increase in Continental Europe revenues was partially offset by the decline in Continental Europe product sales and other in the first six months of fiscal 2017 versus the prior year period.

Other Performance

The increase in Other revenues in the first six months of fiscal 2017 versus the prior year period was driven primarily by the increase in Service Revenues. The increase in Other Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016.

The increase in product sales and other in the first six months of fiscal 2017 versus the first six months of fiscal 2016 was driven primarily by an increase in in-meeting product sales as well as an increase in other product sales from our franchisees, partially offset by a decline in licensing revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global initiatives, pay down debt and opportunistically engage in selective acquisitions. We believe that cash generated by operations during fiscal 2017, our cash on hand of $104.5 million at July 1, 2017 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the next twelve months.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

	July 1,	December 31,	Increase/
	2017	2016	(Decrease)
	(in millions)
Total current assets	$214.9	$235.2	$(20.3)
Total current liabilities	272.8	292.4	(19.6)
Working capital deficit	(57.9)	(57.2)	0.7
Cash and cash equivalents	104.5	108.7	(4.2)
Current portion of long-term debt	20.2	21.0	(0.8)
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(142.2)	$(144.9)	$(2.7)

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

Including cash and cash equivalents and the current portion of long-term debt, our working capital deficit increased by $0.7 million to $57.9 million at July 1, 2017 from $57.2 million at December 31, 2016. Excluding cash and cash equivalents and the current portion of long-term debt, the working capital deficit at July 1, 2017 decreased by $2.7 million to $142.2 million from $144.9 million at December 31, 2016. The factors contributing to this decrease in our working capital deficit were: (i) a $22.5 million decrease in operational liabilities and other arising primarily from higher accrued liability balances at December 31, 2016, (ii) a $6.3 million decrease in the derivative payable due to a decrease in the fair value, (iii) a $3.2 million increase in prepaid income taxes as of July 1, 2017 primarily due to a tax benefit related to the cessation of operations of our Spanish subsidiary, and (iv) a $1.8 million decrease in accrued salaries and wages. These factors were offset by: (i) a $23.7 million increase in deferred revenue driven by improved business performance, and (ii) a $7.4 million decrease in other current assets.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the six months ended:

	July 1, 2017	July 2, 2016
	(in millions)
Net cash provided by operating activities	$98.1	$46.4
Net cash used for investing activities	$(19.1)	$(19.9)
Net cash used for financing activities	$(85.7)	$(153.9)

Operating Activities

First Six Months of Fiscal 2017

Cash flows provided by operating activities of $98.1 million for the first six months of fiscal 2017 reflected an increase of $51.7 million from $46.4 million of cash flows used for operating activities in the first six months of fiscal 2016. The increase in cash provided by operating activities was primarily the result of $36.1 million of higher net income and a $9.5 million deferred tax provision benefit, as well as the $6.8 million of benefit from the year-over-year change in working capital. The working capital benefit consisted of a decrease in accounts payable, a decrease in accrued expenses and an increase in prepaid expenses. This working capital benefit was partially offset by a decrease in inventory, an increase in deferred revenue and an increase in income taxes payable in the first six months of fiscal 2017 as compared to the prior year period.

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

Investing Activities

First Six Months of Fiscal 2017

Net cash used for investing activities totaled $19.1 million in the first six months of fiscal 2017, a decrease of $0.8 million as compared to the first six months of fiscal 2016, which included the acquisition of its franchisee for certain territories in South Florida for $2.9 million.

First Six Months of Fiscal 2016

Net cash used for investing activities totaled $19.9 million in the first six months of fiscal 2016, a decrease of $6.8 million as compared to the first six months of fiscal 2015. Our technology and operating infrastructure required less investment in the first six months of fiscal 2016 as compared to the first six months of fiscal 2015.

Financing Activities

First Six Months of Fiscal 2017

Net cash used for financing activities totaled $85.7 million in the first six months of fiscal 2017, primarily due to $73.0 million used for the debt prepayment and other scheduled debt repayments of $10.5 million in connection with the Tranche B-2 Term Facility in the first six months of fiscal 2017.

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

The following schedule sets forth our long-term debt obligations at July 1, 2017:

Long-Term Debt

At July 1, 2017

(Balances in millions)

Balance
Tranche B-2 Term Facility due April 2, 2020	$1,935.4
Less: Current Portion	20.2
Unamortized Deferred Financing Costs	15.5
Total Long-Term Debt	$1,899.7

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

On May 18, 2017, we commenced another offer to prepay at a discount to par up to $75.0 million in aggregate principal amount of term loans outstanding under the Tranche B-2 Term Facility. On May 24, 2017, we accepted offers with a discount equal to or greater than 3.28% in respect of such term loans. On May 25, 2017, we paid an aggregate amount of cash proceeds totaling $73.0 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $75.5 million in aggregate principal amount of such term loans under the Tranche B-2 Term Facility. As a result of this prepayment, we wrote-off fees of $0.6 million, incurred fees of $0.3 million and recorded a gain on early extinguishment of debt of $1.6 million, inclusive of these fees, in the second quarter of fiscal 2017.

At July 1, 2017, the Revolving Facility had $0 outstanding, $1.8 million in issued but undrawn letters of credit outstanding thereunder and $48.2 million in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes. At July 1, 2017, under the WWI Credit Facility, we had $1,935.4 million outstanding consisting entirely of a term loan under the Tranche B-2 Term Facility. At July 1, 2017 and December 31, 2016, our debt consisted entirely of variable-rate instruments. An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The weighted average interest rate (which includes amortization of deferred financing costs) on our outstanding debt, exclusive of the impact of the swap, was approximately 4.64% and 4.41% per annum at July 1, 2017 and December 31, 2016, respectively, based on interest rates on the applicable dates. The weighted average interest rate (which includes amortization of deferred financing costs) on our outstanding debt, including the impact of the swap, was approximately 5.27% and 5.32% per annum at July 1, 2017 and December 31, 2016, respectively, based on interest rates on the applicable dates.

Borrowings under the Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event we receive a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon our Consolidated Leverage Ratio. At April 1, 2016, the date of payment of the principal amount of loans outstanding under the Tranche B-1 Term Facility discussed above, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At July 1, 2017, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on our Consolidated Leverage Ratio as of July 1, 2017, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.50%. On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate, but in no event exceed 0.50% per annum, depending upon our Consolidated Leverage Ratio. At our Consolidated Leverage Ratio of 6:32:1.00 as of July 1, 2017, the commitment fee was 0.50% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

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

The following schedule sets forth our year-by-year debt obligations at July 1, 2017:

Total Debt Obligation

(Including Current Portion)

At July 1, 2017

(in millions)

Remainder of fiscal 2017	$10.1
Fiscal 2018	$15.2
Fiscal 2019	$20.2
Fiscal 2020	$1,889.9
Total	$1,935.4

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At July 1, 2017 and July 2, 2016, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was a loss of $13.3 million and $34.2 million, respectively. At July 1, 2017 and July 2, 2016, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $7.4 million and $7.5 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the six months ended July 1, 2017 and July 2, 2016, we repurchased no shares of our common stock in the open market under this program.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the Credit Agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if our Consolidated Leverage Ratio is greater than 3.25:1. As of July 1, 2017, our Consolidated Leverage Ratio was greater than 3.25:1 and we expect that it will remain above 3.25:1 for the foreseeable future.

EBITDAS

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation. The table below sets forth the calculations for EBITDAS for the three and six months ended July 1, 2017 and July 2, 2016, and for the trailing twelve months ended July 1, 2017:

(in millions)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,	Trailing Twelve
	2017	2016	2017	2016	Months
Net Income	$45.2	$30.5	$55.8	$19.7	$103.9
Interest	27.1	28.6	55.2	58.6	$111.7
Taxes	26.0	14.0	16.9	8.4	$25.1
Depreciation and Amortization	12.7	12.9	25.6	25.8	$52.5
Stock-based Compensation	2.5	1.7	4.8	4.9	$6.4
EBITDAS	$113.4	$87.8	$158.3	$117.5	$299.6

Note: Totals may not sum due to rounding.

Reducing leverage is a clear capital structure priority for the Company. As part of our commitment to deleveraging, we are targeting a year end 2018 net debt/EBITDAS ratio of less than 4.5x, based on improved operating performance and cash generation. As of July 1, 2017 our trailing twelve months EBITDAS was $299.6 million and our net debt/EBITDAS ratio was 6.1x. We present EBITDAS because we consider this to be a useful supplemental measure of our performance. In addition, we believe EBITDAS is useful to investors, analysts and rating agencies in measuring the ability of a company to meet its debt service obligations. See “Non-GAAP Financial Measures” herein for an explanation of our use of this non-GAAP financial measure.

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

As of July 1, 2017, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2016 have not materially changed from December 31, 2016.

At the end of the second quarter of fiscal 2017, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. For the Tranche B-2 Term Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the B-2 LIBOR Floor. In addition, at the end of the second quarter of fiscal 2017, our interest rate swap in effect had a notional amount of $1.25 billion. Accordingly, as of the end of the second quarter of fiscal 2017, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swap and the B-2 LIBOR Floor, a hypothetical 50 basis point increase in interest rates would have increased annual interest expense by approximately $3.4 million and a hypothetical 50 basis point decrease in interest rates would have decreased annual interest expense by approximately $3.8 million. This increase is driven primarily by the interest rate applicable to our Tranche B-2 Term Facility. This decrease is driven primarily by the lower debt balance resulting from our Tranche B-2 Term Facility prepayment of $73.0 million as well as the principal payments during the first and second quarters of fiscal 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2017, the end of the second quarter of fiscal 2017. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the second quarter of fiscal 2017, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Raymond Roberts v. Weight Watchers International, Inc.

On January 7, 2016, an OnlinePlus member filed a putative class action complaint against the Company in the Supreme Court of New York, New York County, asserting class claims for breach of contract and violations of the New York General Business Law. On February 5, 2016, the Company removed the case to the United States District Court, Southern District of New York. On March 18,

2016, the plaintiff filed an amended complaint, alleging that, as a result of the temporary glitches in the Company’s website and app in November and December 2015, the Company has: (1) breached its Subscription Agreement with its OnlinePlus members; and (2) engaged in deceptive acts and practices in violation of Section 350 of the New York General Business Law. The plaintiff is seeking unspecified actual, punitive and statutory damages, as well as his attorneys’ fees and costs incurred in connection with this action. The Company filed a motion to dismiss on May 6, 2016. The plaintiff filed his opposition papers on June 9, 2016 and the Company filed its reply papers on June 23, 2016. The Court granted the Company’s motion to dismiss on November 14, 2016. On November 16, 2016, the plaintiff filed a timely notice of appeal of the Court’s decision and on January 31, 2017, the plaintiff filed his brief in support of appeal. The Company filed its opposition brief on April 5, 2017, and the plaintiff filed his reply brief on April 25, 2017. The Company believes that the plaintiff’s appeal is without merit and will be denied in due course.

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

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2016 other than as set forth below.

We are undergoing a chief executive officer transition, which could cause disruption to our business.

In September 2016, James R. Chambers resigned as President and Chief Executive Officer and as a director of the Company. Thereafter, a search was commenced for Mr. Chambers’ successor. Effective July 5, 2017, Mindy Grossman was appointed President and Chief Executive Officer and as a director of the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description

**†Exhibit 10.1

Employment Agreement, dated as of April 21, 2017, by and between Weight Watchers International, Inc. and Mindy Grossman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 26, 2017 (File No. 001-16769), and incorporated herein by reference).

**†Exhibit 10.2

Continuity Agreement, dated as of April 21, 2017, by and between Weight Watchers International, Inc. and Mindy Grossman (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on April 26, 2017 (File No. 001-16769), and incorporated herein by reference).

**†Exhibit 10.3

Form of Term Sheet for Employee Stock Option Awards and Form of Terms and Conditions for Employee Stock Option Awards (Chief Executive Officer Initial Equity Award—Stock Incentive Plan Award) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed on April 26, 2017 (File No. 001-16769), and incorporated herein by reference).

**†Exhibit 10.4

Form of Term Sheet for Employee Stock Option Awards and Form of Terms and Conditions for Employee Stock Option Awards (Chief Executive Officer Initial Equity Award—Inducement Grant Award) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed on April 26, 2017 (File No. 001-16769), and incorporated herein by reference).

**†Exhibit 10.5

Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards (Chief Executive Officer Initial Equity Award) (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed on April 26, 2017 (File No. 001-16769), and incorporated herein by reference).

**†Exhibit 10.6

Second Amended and Restated Weight Watchers International, Inc. 2014 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 9, 2017 (File No. 001-16769), and incorporated herein by reference).

**†Exhibit 10.7

Letter Agreement, dated as of May 8, 2017, by and between Stacey Mowbray and Weight Watchers International, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed on May 10, 2017 (File No. 001-16769), and incorporated herein by reference).

*†Exhibit 10.8	2017 Form of Term Sheet for Employee Performance Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Performance Stock Unit Awards.

*†Exhibit 10.9	2017 Form of Term Sheet for Employee Restricted Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Restricted Stock Unit Awards.

*†Exhibit 10.10	2017 Form of Term Sheet for Employee Performance Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Performance Stock Unit Awards (Chief Executive Officer Annual Equity Award).

*†Exhibit 10.11	2017 Form of Term Sheet for Employee Restricted Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Restricted Stock Unit Awards (Chief Executive Officer Annual Equity Award).

*Exhibit 31.1	Rule 13a-14(a) Certification by Mindy Grossman, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	XBRL Instance Document

*EX-101.SCH	XBRL Taxonomy Extension Schema

*EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

*EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

*EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: August 8, 2017	By:	/s/ Mindy Grossman
Mindy Grossman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2017	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

**†Exhibit 10.1

Employment Agreement, dated as of April 21, 2017, by and between Weight Watchers International, Inc. and Mindy Grossman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 26, 2017 (File No. 001-16769), and incorporated herein by reference).

**†Exhibit 10.2

Continuity Agreement, dated as of April 21, 2017, by and between Weight Watchers International, Inc. and Mindy Grossman (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on April 26, 2017 (File No. 001-16769), and incorporated herein by reference).

**†Exhibit 10.3

Form of Term Sheet for Employee Stock Option Awards and Form of Terms and Conditions for Employee Stock Option Awards (Chief Executive Officer Initial Equity Award—Stock Incentive Plan Award) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed on April 26, 2017 (File No. 001-16769), and incorporated herein by reference).

**†Exhibit 10.4

Form of Term Sheet for Employee Stock Option Awards and Form of Terms and Conditions for Employee Stock Option Awards (Chief Executive Officer Initial Equity Award—Inducement Grant Award) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed on April 26, 2017 (File No. 001-16769), and incorporated herein by reference).

**†Exhibit 10.5

Form of Term Sheet for Employee Restricted Stock Unit Awards and Form of Terms and Conditions for Employee Restricted Stock Unit Awards (Chief Executive Officer Initial Equity Award) (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed on April 26, 2017 (File No. 001-16769), and incorporated herein by reference).

**†Exhibit 10.6

Second Amended and Restated Weight Watchers International, Inc. 2014 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 9, 2017 (File No. 001-16769), and incorporated herein by reference).

**†Exhibit 10.7

Letter Agreement, dated as of May 8, 2017, by and between Stacey Mowbray and Weight Watchers International, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed on May 10, 2017 (File No. 001-16769), and incorporated herein by reference).

*†Exhibit 10.8	2017 Form of Term Sheet for Employee Performance Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Performance Stock Unit Awards.

*†Exhibit 10.9	2017 Form of Term Sheet for Employee Restricted Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Restricted Stock Unit Awards.

*†Exhibit 10.10	2017 Form of Term Sheet for Employee Performance Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Performance Stock Unit Awards (Chief Executive Officer Annual Equity Award).

*†Exhibit 10.11	2017 Form of Term Sheet for Employee Restricted Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Restricted Stock Unit Awards (Chief Executive Officer Annual Equity Award).

*Exhibit 31.1	Rule 13a-14(a) Certification by Mindy Grossman, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	XBRL Instance Document

*EX-101.SCH	XBRL Taxonomy Extension Schema

*EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

*EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

*EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.