Form 10-Q
period 2017-09-30
WEIGHT WATCHERS INTERNATIONAL INC
filed 2017-11-07
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of common stock outstanding as of October 31, 2017 was 64,530,211.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$178,247	$108,656
Receivables (net of allowances: September 30, 2017 - $1,994 and December 31, 2016 - $2,973)	22,267	27,518
Inventories	23,421	32,629
Prepaid income taxes	33,446	35,528
Prepaid expenses and other current assets	23,166	30,880
TOTAL CURRENT ASSETS	280,547	235,211

Property and equipment, net	48,755	49,574
Franchise rights acquired	754,652	748,619
Goodwill	170,731	166,138
Trademarks and other intangible assets, net	48,829	58,612
Other noncurrent assets	11,978	12,822
TOTAL ASSETS	$1,315,492	$1,270,976

LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$31,429	$21,000
Accounts payable	19,388	40,639
Salaries and wages payable	51,867	49,638
Accrued marketing and advertising	15,929	18,067
Accrued interest	16,425	16,939
Other accrued liabilities	54,383	51,251
Derivative payable	21,129	31,974
Deferred revenue	82,660	62,880
TOTAL CURRENT LIABILITIES	293,210	292,388

Long-term debt	1,884,842	1,981,299
Deferred income taxes	187,676	175,115
Other	30,480	25,048
TOTAL LIABILITIES	2,396,208	2,473,850

Redeemable noncontrolling interest	4,636	4,699

TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 118,947 shares issued at September 30, 2017 and at December 31, 2016	0	0

Treasury stock, at cost, 54,422 shares at September 30, 2017 and 55,021 shares at December 31, 2016	(3,214,938)	(3,237,346)
Retained earnings	2,144,459	2,056,893
Accumulated other comprehensive loss	(14,873)	(27,120)
TOTAL DEFICIT	(1,085,352)	(1,207,573)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,315,492	$1,270,976

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Service revenues, net	$273,219	$232,571	$817,696	$727,889
Product sales and other, net	50,468	48,248	176,726	169,601
Revenues, net	323,687	280,819	994,422	897,490

Cost of services	118,073	111,515	363,284	355,945
Cost of product sales and other	28,526	25,001	100,943	86,521
Cost of revenues	146,599	136,516	464,227	442,466
Gross profit	177,088	144,303	530,195	455,024

Marketing expenses	30,310	30,078	158,707	157,791
Selling, general and administrative expenses	55,400	47,433	153,671	143,152
Operating income	91,378	66,792	217,817	154,081

Interest expense	26,993	28,329	82,227	86,963
Other expense (income), net	125	(146)	278	397
Gain on early extinguishment of debt	0	0	(1,554)	0
Income before income taxes	64,260	38,609	136,866	66,721

Provision for income taxes	19,593	3,989	36,457	12,420
Net income	44,667	34,620	100,409	54,301
Net loss attributable to the noncontrolling interest	52	38	135	99
Net income attributable to Weight Watchers International, Inc.	$44,719	$34,658	$100,544	$54,400

Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$0.69	$0.54	$1.57	$0.85
Diluted	$0.65	$0.53	$1.48	$0.83

Weighted average common shares outstanding
Basic	64,463	63,782	64,237	63,690
Diluted	68,686	65,841	67,939	65,872

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Net income	$44,667	$34,620	$100,409	$54,301
Other comprehensive gain :
Foreign currency translation gain (loss)	5,673	(1,496)	$11,704	10,167
Income tax (expense) benefit on foreign currency translation gain (loss)	(2,206)	583	(4,559)	(3,935)
Foreign currency translation gain (loss), net of taxes	3,467	(913)	7,145	6,232
Gain (loss) on derivatives	4,105	8,136	8,482	(9,984)
Income tax (expense) benefit on gain (loss) on derivatives	(1,601)	(3,173)	(3,308)	3,863
Gain (loss) on derivatives, net of taxes	2,504	4,963	5,174	(6,121)
Total other comprehensive gain	5,971	4,050	12,319	111
Comprehensive income	50,638	38,670	112,728	54,412
Less: Net loss attributable to the noncontrolling interest	52	38	135	99
Less: Foreign currency translation (gain) loss, net of taxes attributable to the noncontrolling interest	(113)	19	(72)	(450)
Comprehensive (income) loss attributable to the noncontrolling interest	(61)	57	63	(351)
Comprehensive income attributable to Weight Watchers International, Inc.	$50,577	$38,727	$112,791	$54,061

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 30,	October 1,
	2017	2016
Operating activities:
Net income	$100,409	$54,301
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,331	39,145
Amortization of deferred financing costs	4,292	4,631
Impairment of intangible and long-lived assets	670	91
Write-off of net assets due to cessation of Spain operations	70	0
Share-based compensation expense	9,372	4,366
Deferred tax provision	6,393	9,171
Allowance for doubtful accounts	(775)	43
Reserve for inventory obsolescence	6,280	3,823
Foreign currency exchange rate loss	158	222
Gain on early extinguishment of debt	(1,840)	0
Changes in cash due to:
Receivables	6,768	2,546
Inventories	4,821	(4,830)
Prepaid expenses	9,711	(8,313)
Accounts payable	(19,622)	(7,209)
Accrued liabilities	(21,459)	(20,123)
Deferred revenue	16,692	12,199
Other long term assets and liabilities, net	5,907	2,726
Income taxes	18,627	1,128
Cash provided by operating activities	184,805	93,917

Investing activities:
Capital expenditures	(10,755)	(4,556)
Capitalized software expenditures	(20,242)	(21,888)
Cash paid for acquisitions	0	(2,898)
Other items, net	(130)	(174)
Cash used for investing activities	(31,127)	(29,516)

Financing activities:
Payments on revolver	0	(48,000)
Payments on long-term debt	(88,387)	(160,073)
Taxes paid related to net share settlement of equity awards	(4,894)	0
Excess tax benefit of share-based compensation	0	964
Proceeds from stock options exercised	4,925	35
Payment of dividends	0	(11)
Cash used for financing activities	(88,356)	(207,085)
Effect of exchange rate changes on cash and cash equivalents	4,269	202
Net increase (decrease) in cash and cash equivalents	69,591	(142,482)
Cash and cash equivalents, beginning of period	108,656	241,526
Cash and cash equivalents, end of period	$178,247	$99,044

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and all of its subsidiaries. The terms “Company” and “WWI” as used throughout these notes is used to indicate Weight Watchers International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “meetings” business refers to providing access to combined meetings and digital offerings to the Company’s commitment plan subscribers (including Total Access subscribers), as well as access to meetings to the Company’s “pay-as-you-go” members and other meetings members. “Online” refers to Weight Watchers Online, Weight Watchers OnlinePlus, Personal Coaching and other digital subscription products.

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

Out-of-Period Adjustments:

In the third quarter of fiscal 2016, the Company identified and recorded out-of-period adjustments primarily to reverse a foreign tax receivable originally recorded in fiscal 2008 that should have been reversed in fiscal 2009. The impact of these income tax errors, which increased provision for income taxes and decreased net income attributable to the Company by $2,684, was immaterial to prior period financial statements and thus corrected in the third quarter of fiscal 2016.

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

In March 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify the implementation guidance on principal versus agent considerations. The amendments in this update do not change the core principle of the guidance, but are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. In April 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to provide narrow scope guidance and practical expedients contained in the new revenue standard. In December 2016, the FASB issued updated guidance on revenue from contracts with customers for technical corrections and improvements on narrow aspects within the original and amended guidance. The amendments in these updates are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The Company continues to make

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

progress in its assessment of the updated guidance and in evaluating the effect of adoption on the consolidated financial statements.  The Company plans on adopting this guidance on a modified retrospective basis. While the completion of this assessment is still ongoing, based on the progress to date, the Company does not expect the new standard will have a material impact on its revenue recognition accounting policy or its consolidated financial statements.

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

In August 2017, the FASB issued amended guidance to improve accounting for hedging activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted as of the issuance date. The Company plans to adopt this guidance the first day of the fourth quarter of fiscal 2017, which will not have a material impact on the consolidated financial statements and related disclosures of the Company.

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

The company adopted this guidance during the first quarter of fiscal 2017. As required by the standard, the Company recognized prospectively any excess tax benefits in the consolidated statements of net income for the three and nine months ended September 30, 2017 and applied the amendments relating to the presentation of excess tax benefits on the statement of cash flows using the prospective method. For the first nine months ended October 1, 2016, the Company recorded $588 of excess tax benefits in equity. For the first nine months ended October 1, 2016, the Company paid taxes of $1,978 related to net share settlement of equity awards.  As permitted under the guidance, the Company will continue to account for forfeitures in compensation cost by estimating the number of awards that are expected to vest.

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

The Purchased Shares were not transferrable by Ms. Winfrey within the first two years of the Agreement Date, subject to certain limited exceptions. Thereafter, Ms. Winfrey may generally transfer up to 15% of the Purchased Shares prior to the third anniversary of the Agreement Date, up to 30% prior to the fourth anniversary of the Agreement Date and up to 60% prior to the fifth anniversary of the Agreement Date. On or after the fifth anniversary of the Agreement Date, Ms. Winfrey will be permitted to transfer all of the Purchased Shares. In the event that Ms. Winfrey proposes to transfer any Purchased Shares or Winfrey Option Shares (defined below), the Company will have (a) a right of first offer with respect to such shares if such transfer is (i) for 1% or more of the Company’s issued and outstanding common stock and is proposed to be made pursuant to Rule 144 under the Securities Act of 1933, as amended or (ii) proposed to be sold under a resale shelf registration statement or (b) a right of first refusal with respect to such shares if such transfer is (i) for 1% or more of the Company’s issued and outstanding common stock and is proposed to be made to a competitor of the Company or (ii) for 5% or more of the Company’s issued and outstanding common stock. Such transfer restrictions, right of first offer and right of first refusal terminate if Ms. Winfrey then has the right to be nominated as a director and has met certain eligibility requirements under the Winfrey Purchase Agreement, but is not elected as a director of the Company. If Ms. Winfrey is elected as a director of the Company, she shall receive compensation for her services as a director consistent with that of other non-executive directors of the Company. Such transfer restrictions also terminate if there is a change of control, including if another person (or group), other than Artal Luxembourg S.A. and Ms. Winfrey and their respective affiliates, acquires more than 50% of the total voting power of the Company.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Subject to certain limited exceptions, shares of common stock issuable upon exercise of the Winfrey Option (the “Winfrey Option Shares”) generally could not be transferred by Ms. Winfrey within the first year of the Agreement Date. Ms. Winfrey generally could have transferred up to 20% of the Winfrey Option Shares prior to the second anniversary of the Agreement Date, and generally may transfer up to 40% prior to the third anniversary of the Agreement Date, up to 60% prior to the fourth anniversary of the Agreement Date and up to 80% prior to the fifth anniversary of the Agreement Date. On or after the fifth anniversary of the Agreement Date, Ms. Winfrey will be permitted to transfer all of the Winfrey Option Shares. Pursuant to the Winfrey Purchase Agreement, in the event that Ms. Winfrey proposes to transfer any Winfrey Option Shares, the Company will have a right of first offer or a right of first refusal with respect to such shares as described above. Such transfer restrictions terminate under the same director service and change of control circumstances that would result in the termination of the transfer restrictions relating to the Purchased Shares as described above.

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

6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the nine months ended September 30, 2017, the change in the carrying value of franchise rights acquired is due to the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisitions of the majority interest in Vigilantes do Peso Marketing Ltda. (“VPM”) and of Knowplicity, Inc., d/b/a Wello, in fiscal 2014 and the acquisition of Weilos, Inc. in fiscal 2015. See Note 5 for additional information about acquisitions by the Company. For the nine months ended September 30, 2017, the change in the carrying amount of goodwill is due to the effect of exchange rate changes as follows:

	North	United	Continental
	America	Kingdom	Europe	Other	Total
Balance as of December 31, 2016	$137,543	$1,145	$6,884	$20,566	$166,138
Effect of exchange rate changes	3,195	98	831	469	4,593
Balance as of September 30, 2017	$140,738	$1,243	$7,715	$21,035	$170,731

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

In performing its annual impairment analysis as of May 7, 2017, the Company determined that the carrying amounts of its goodwill reporting units and franchise rights acquired with indefinite lives units of account did not exceed their respective fair values and therefore, no impairment existed. For all reporting units, except for Brazil, there was significant headroom in the impairment analysis. Based on the results of this test for Brazil, the fair value of this reporting unit exceeded its carrying value by approximately 10%, and accordingly a relatively small change in the underlying assumptions would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to Brazil, for which the carrying amount is $20,044.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$133,255	$114,806	$126,737	$101,316
Website development costs	132,927	103,295	119,971	87,736
Trademarks	11,220	10,792	11,092	10,647
Other	8,066	7,746	7,945	7,434
Trademarks and other intangible assets	$285,468	$236,639	$265,745	$207,133
Franchise rights acquired	4,593	4,593	4,551	4,551
Total finite-lived intangible assets	$290,061	$241,232	$270,296	$211,684

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $9,120 and $27,310 for the three and nine months ended September 30, 2017, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $9,137 and $26,161 for the three and nine months ended October 1, 2016, respectively. The franchise rights acquired related to the VPM acquisition were amortized ratably over a 2 year period. The franchise rights acquired related to the Miami Acquisition were amortized ratably over a 3 month period.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2017	$8,806
Fiscal 2018	$23,263
Fiscal 2019	$12,166
Fiscal 2020	$3,926
Fiscal 2021 and thereafter	$668

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	September 30, 2017		December 31, 2016
	Principal Balance	Effective Rate (1)	Principal Balance	Effective Rate (1)
Revolving Facility due April 2, 2018	$0	0.00%	$0	3.35%
Tranche B-1 Term Facility due April 2, 2016	0	0.00%	0	3.96%
Tranche B-2 Term Facility due April 2, 2020	1,930,386	4.68%	2,021,250	4.41%
Total	1,930,386	4.68%	2,021,250	4.38%
Less: Current Portion	31,429		21,000
Unamortized Deferred Financing Costs	14,115		18,951
Total Long-Term Debt	$1,884,842		$1,981,299

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

Under the terms of the Credit Agreement, depending on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement), on an annual basis on or about the time the Company is required to deliver its financial statements for any fiscal year, the Company is obligated to offer to prepay a portion of the outstanding principal amount of the Term Facilities in an aggregate amount determined by a percentage of its annual excess cash flow (as defined in the Credit Agreement) (said payment, a “Cash Flow Sweep”). On March 13, 2015, the Company commenced an offer to prepay at a discount to par up to $75,000 in aggregate principal amount of term loans outstanding under the Tranche B-1 Term Facility. On March 20, 2015, the Company accepted offers with a discount equal to or greater than 9.00% in respect of such term loans. On March 25, 2015, the Company paid an aggregate amount of cash proceeds totaling $57,389 plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $63,065 in aggregate principal amount of such term loans under the Tranche B-1 Term Facility. This expenditure reduced, on a dollar for dollar basis, the Company’s $59,728 obligation to make a mandatory excess cash flow prepayment offer to the term loan lenders under the terms of the Credit Agreement. In addition, the Company made a voluntary prepayment at par on March 25, 2015 of $2,500 in respect of such term loans under the Tranche B-1 Term Facility to reduce the remaining excess cash flow prepayment obligation for fiscal 2014. As a result of this prepayment, the Company wrote-off fees of $326, incurred fees of $601 and recorded a gain on early extinguishment of debt of $4,749, inclusive of these fees, in the first quarter of fiscal 2015.

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

At September 30, 2017 under the WWI Credit Facility, the Company had $1,930,386 outstanding consisting entirely of a term loan under the Tranche B-2 Term Facility. At September 30, 2017, the Revolving Facility had $0 outstanding, $2,165 in issued but undrawn letters of credit outstanding thereunder and $47,835 in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes.

At September 30, 2017, in accordance with the terms of the Credit Agreement, it is probable that the Company will have a Cash Flow Sweep obligation of approximately $11,216 to the term loan lenders in the second quarter of fiscal 2018.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the Company’s option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event the Company receives a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon the Company’s Consolidated Leverage Ratio. At April 1, 2016, the date of payment of the principal amount of loans outstanding under the Tranche B-1 Term Facility discussed above, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At September 30, 2017, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on the Company’s Consolidated Leverage Ratio as of September 30, 2017, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.50%. On a quarterly basis, the Company will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of September 30, 2017 and December 31, 2016, the commitment fee was 0.50% per annum. For the nine months ended September 30, 2017 and the fiscal year ended December 31, 2016, the Company paid $183 and $31, respectively, in commitment fees. The Company also will pay customary letter of credit fees and fronting fees under the Revolving Facility, which totaled $36 for the nine months ended September 30, 2017 and $49 for the fiscal year ended December 31, 2016.

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

At September 30, 2017 and December 31, 2016, the Company’s debt consisted entirely of variable-rate instruments. An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. The weighted average interest rate (which includes amortization of deferred financing costs) on the Company’s outstanding debt, exclusive of the impact of the swap, was approximately 4.68% and 4.41% per annum based on interest rates at September 30, 2017 and December 31, 2016, respectively. The weighted average interest rate (which includes amortization of deferred financing costs) on the Company’s outstanding debt, including the impact of the swap, was approximately 5.19% and 5.32% per annum based on interest rates at September 30, 2017 and December 31, 2016, respectively.

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

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Numerator:
Net income attributable to
Weight Watchers International, Inc.	$44,719	$34,658	$100,544	$54,400
Denominator:
Weighted average shares of common stock outstanding	64,463	63,782	64,237	63,690
Effect of dilutive common stock equivalents	4,223	2,059	3,702	2,182
Weighted average diluted common shares outstanding	68,686	65,841	67,939	65,872
Earnings per share attributable to Weight Watchers International, Inc.
Basic	$0.69	$0.54	$1.57	$0.85
Diluted	$0.65	$0.53	$1.48	$0.83

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 1,862 and 1,921 for the three months ended September 30, 2017 and October 1, 2016, respectively, and 1,230 and 1,448 for the nine months ended September 30, 2017 and October 1, 2016, respectively.

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

Pursuant to the restricted stock provisions of the 2014 Plan, in fiscal 2016 the Compensation and Benefits Committee of the Company’s Board of Directors (the “Compensation Committee”) determined to grant 289.9 performance-based stock unit (“PSU”) awards having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied on the third anniversary of the grant date (i.e., May 16, 2019). The performance-vesting criteria for these PSUs will be satisfied if the Company has achieved a Debt Ratio (as defined in the applicable term sheet for these PSU awards and based on a Debt to EBITDAS ratio (each, as defined therein)) at levels at or above a “threshold” level performance of 4.5x over the performance period from December 31, 2017 to December 29, 2018. Pursuant to these awards, the number of PSUs that become vested, if any, upon the satisfaction of both vesting criteria, shall be equal to (x) the target number of PSUs granted multiplied by (y) the applicable Debt Ratio achievement percentage, rounded down to avoid the issuance of fractional shares. If all of these awards fully meet the time-vesting criteria and the minimum performance condition is attained, depending on the Company’s Debt Ratio achievement, the number of shares of the Company’s common stock issuable under these PSUs range from 61.7 to 308.4. The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Additionally, pursuant to the restricted stock provisions of the 2014 Plan, in fiscal 2017 the Compensation Committee determined to grant 98.5 PSUs in May 2017 and 47.9 PSUs in July 2017, all having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied on May 15, 2020. The performance-vesting criteria for these PSUs will be satisfied if the Company has achieved, in the case of the May 2017 awards, certain annual operating income objectives and, in the case of the July 2017 award, certain net income or operating income objectives, as applicable for each performance year, in each fiscal year over a three-year period (i.e., fiscal 2017 through fiscal 2019) (each, a “2017 Award Performance Year”). When the performance measure has been met for a particular 2017 Award Performance Year, that portion of units is “banked” for potential issuance following the satisfaction of the three-year time-vesting criteria. Such portion of units to be “banked” shall be equal to (x) the target number of PSUs granted for the applicable 2017 Award Performance Year multiplied by (y) the applicable achievement percentage, rounded down to avoid the issuance of fractional shares. If all of these awards fully meet the time-vesting criteria and the minimum performance condition is attained in each 2017 Award Performance Year, depending on the Company’s performance achievement, the number of shares of the Company’s common stock issuable under these PSUs range from 48.8 to 244.0.  The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

10.	Income Taxes

The effective tax rates for the three and nine months ended September 30, 2017 were 30.5% and 26.6%, respectively. The effective tax rates for the three and nine months ended October 1, 2016 were 10.3% and 18.6%, respectively.

For the nine months ended September 30, 2017, the primary difference between the US federal statutory tax rate and the Company’s consolidated effective tax rate was due to the $11,633 tax benefit related to the cessation of operations of the Company’s Spanish subsidiary recorded in the first quarter of fiscal 2017 and a $2,255 reversal of tax reserves resulting from an updated transfer pricing study.

For the three months and nine months ended October 1, 2016 the primary differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate were due to $11,438 net tax benefits arising from a research and development tax credit and a Section 199 deduction for the tax years 2012 through 2016, partially offset by $2,684 of income tax expenses recorded for out-of-period adjustments. See Note 1 for additional information on these adjustments. For the nine months ended October 1, 2016, the difference between the US federal statutory tax rate and the Company’s consolidated effective tax rate was also due to the reversal of a $2,500 valuation allowance related to tax benefits for foreign losses that are now expected to be realized.

The differences between the US federal statutory tax rate and the Company’s consolidated effective tax rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
US federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	0.5%	0.0%	1.5%	0.0%
Cessation of Spanish operations	0.0%	0.0%	(8.5%)	0.0%
Research and development credit	(2.1%)	(39.6%)	(2.2%)	(24.0%)
Tax (windfall) shortfall on share-based awards	(0.9%)	0.0%	0.0%	0.0%
Reserves for uncertain tax positions	(4.5%)	7.4%	(1.7%)	5.2%
Out-of-period adjustments	0.0%	7.0%	0.0%	4.0%
Increase (decrease) in valuation allowance	1.1%	0.0%	3.0%	(3.8%)
Other	1.4%	0.5%	(0.5%)	2.2%
Effective Tax Rate	30.5%	10.3%	26.6%	18.6%

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

11.	Legal

Raymond Roberts v. Weight Watchers International, Inc.

On January 7, 2016, an OnlinePlus member filed a putative class action complaint against the Company in the Supreme Court of New York, New York County, asserting class claims for breach of contract and violations of the New York General Business Law. On February 5, 2016, the Company removed the case to the United States District Court, Southern District of New York. On March 18, 2016, the plaintiff filed an amended complaint, alleging that, as a result of the temporary glitches in the Company’s website and app in November and December 2015, the Company has: (1) breached its Subscription Agreement with its OnlinePlus members; and (2) engaged in deceptive acts and practices in violation of Section 350 of the New York General Business Law. The plaintiff is seeking unspecified actual, punitive and statutory damages, as well as his attorneys’ fees and costs incurred in connection with this action. The Company filed a motion to dismiss on May 6, 2016. The plaintiff filed his opposition papers on June 9, 2016 and the Company filed its reply papers on June 23, 2016. The Court granted the Company’s motion to dismiss on November 14, 2016. On November 16, 2016, the plaintiff filed a timely notice of appeal of the Court’s decision to the Second Circuit Court of Appeals and on January 31, 2017, the plaintiff filed his brief in support of appeal. The Company filed its opposition brief on April 5, 2017, and the plaintiff filed his reply brief on April 25, 2017. On October 25, 2017, the Second Circuit conducted oral arguments on the plaintiff’s appeal. On November 2, 2017, the Second Circuit issued its decision denying the plaintiff’s appeal and affirming the lower court’s dismissal of the case.  The plaintiff has until November 16, 2017 to file a petition for a rehearing with the Second Circuit, or until January 31, 2018 to file a petition for appeal with the United States Supreme Court.

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

As of September 30, 2017 and December 31, 2016, the Company had in effect an interest rate swap with a notional amount totaling $1,250,000 and $1,500,000, respectively.

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

As of September 30, 2017 and December 31, 2016, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $10,828 ($17,751 before taxes) and $16,002 ($26,232 before taxes), respectively.

The Company is hedging forecasted transactions for periods not exceeding the next three years. The Company expects approximately $5,183 ($8,497 before taxes) of derivative losses included in accumulated other comprehensive loss at September 30, 2017, based on current market rates, will be reclassified into earnings within the next 12 months.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and an interest rate swap agreement as of September 30, 2017 and December 31, 2016.

The fair value of the Company’s Term Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of September 30, 2017 and December 31, 2016, the fair value of the Company’s long-term debt was approximately $1,897,108 and $1,671,920, respectively, as compared to the carrying value (net of deferring financing costs) of $1,916,271 and $2,002,299, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 12 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at September 30, 2017	$21,129	$0	$21,129	$0
Interest rate swap liability at December 31, 2016	$31,974	$0	$31,974	$0

The Company did not have any transfers into or out of Levels 1 and 2, and did not maintain any assets or liabilities classified as Level 3, during the nine months ended September 30, 2017 and the fiscal year ended December 31, 2016.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

14.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Nine Months Ended September 30, 2017
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 31, 2016	$(16,002)	$(11,118)	$(27,120)
Other comprehensive (loss) income before reclassifications, net of tax	(2,498)	6,358	3,860
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	7,672	787	8,459
Net current period other comprehensive income including noncontrolling interest	5,174	7,145	12,319
Less: net current period other comprehensive income attributable to the noncontrolling interest	0	(72)	(72)
Ending Balance at September 30, 2017	$(10,828)	$(4,045)	$(14,873)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

	Nine Months Ended October 1, 2016
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at January 2, 2016	$(23,135)	$(14,130)	$(37,265)
Other comprehensive (loss) income before reclassifications, net of tax	(17,440)	6,232	(11,208)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	11,319	0	11,319
Net current period other comprehensive (loss) income including noncontrolling interest	(6,121)	6,232	111
Less: net current period other comprehensive income attributable to the noncontrolling interest	0	(450)	(450)
Ending Balance at October 1, 2016	$(29,256)	$(8,348)	$(37,604)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(3,422)	$(6,185)	$(12,577)	$(18,555)	Interest expense
	(3,422)	(6,185)	(12,577)	(18,555)	Income before income taxes
	1,335	2,412	4,905	7,236	Provision for income taxes
	$(2,087)	$(3,773)	$(7,672)	$(11,319)	Net income
Loss on Foreign Currency Translation	$0	$0	$(787)	$0	Other expense (income), net
	0	0	(787)	0	Income before income taxes
	0	0	0	0	Provision for income taxes
	$0	$0	$(787)	$0	Net income

(a)	Amounts in parentheses indicate debits to profit/loss
15.	Segment Data

The Company has four reportable segments based on an integrated geographical structure as follows: North America, United Kingdom, Continental Europe (CE) and Other. Other consists of Australia, New Zealand and emerging markets operations and franchise revenues and related costs, all of which have been grouped together as if they were a single reportable segment because they do not meet any of the quantitative thresholds and are immaterial for separate disclosure. To be consistent with the information that is presented to the chief operating decision maker, the Company does not include intercompany activity in the segment results. Information about the Company’s reportable segments is as follows:

	Total Revenue
	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
North America	$223,677	$192,899	$695,397	$613,287
United Kingdom	25,473	23,480	75,907	80,093
Continental Europe	60,665	50,675	179,580	163,429
Other	13,872	13,765	43,538	40,681
Total revenue	$323,687	$280,819	$994,422	$897,490

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Net Income
	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Segment operating income:
North America	$76,206	$50,614	$189,397	$133,113
United Kingdom	5,968	4,864	15,213	10,780
Continental Europe	27,097	18,872	54,920	39,602
Other	1,473	2,998	6,413	6,111
Total segment operating income	110,744	77,348	265,943	189,606
General corporate expenses	19,366	10,556	48,126	35,525
Interest expense	26,993	28,329	82,227	86,963
Other expense (income), net	125	(146)	278	397
Gain on early extinguishment of debt	0	0	(1,554)	0
Provision for income taxes	19,593	3,989	36,457	12,420
Net income	44,667	34,620	100,409	54,301
Net loss attributable to the noncontrolling interest	52	38	135	99
Net income attributable to Weight Watchers International, Inc.	$44,719	$34,658	$100,544	$54,400

	Depreciation and Amortization
	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
North America	$9,764	$9,917	$29,632	$31,694
United Kingdom	259	229	887	746
Continental Europe	306	397	907	1,281
Other	187	181	462	650
Total segment depreciation and amortization	10,516	10,724	31,888	34,371
General corporate depreciation and amortization	3,692	4,128	10,735	9,405
Depreciation and amortization	$14,208	$14,852	$42,623	$43,776

16.	Related Party

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $364 and $2,920 for the three and nine months ended September 30, 2017, respectively and $368 and $2,054 for the three and nine months ended October 1, 2016, respectively, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at September 30, 2017 and December 31, 2016 was $364 and $1,123, respectively.

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

Weight Watchers International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q unless the context indicates otherwise: “we,” “us,” “our,” the “Company” and “WWI” refer to Weight Watchers International, Inc. and all of its operations consolidated for purposes of its financial statements; “North America” refers to our North American Company-owned operations; “United Kingdom” refers to our United Kingdom Company-owned operations; “Continental Europe” refers to our Continental Europe Company-owned operations; and “Other” refers to Australia, New Zealand and emerging markets operations and franchise revenues and related costs. Each of North America, United Kingdom, Continental Europe and Other is also a reportable segment. Our “meetings” business refers to providing access to combined meetings and digital offerings to the Company’s commitment plan subscribers (including Total Access subscribers), as well as access to meetings to our “pay-as-you-go” members and other meetings members. “Online” refers to Weight Watchers Online, Weight Watchers OnlinePlus, Personal Coaching and other digital subscription products.

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

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2016 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the “Consolidated Financial Statements”).

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. We present within this Quarterly Report on Form 10-Q the non-GAAP financial measures earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”) and net debt. See “—Liquidity and Capital Resources—EBITDAS” for the calculations. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

CRITICAL ACCOUNTING POLICIES

Goodwill and Franchise Rights Acquired Annual Impairment Test

We review goodwill and other indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, for potential impairment on at least an annual basis or more often if events so require. We performed fair value impairment testing as of May 7, 2017 and May 8, 2016, each the first day of fiscal May, on our goodwill and other indefinite-lived intangible assets. In performing our goodwill impairment analysis for our reporting units for fiscal 2017 and fiscal 2016, no impairment was identified as the fair value of those units exceeded their respective carrying value. In performing the impairment analysis for our franchise rights acquired with indefinite lives for fiscal 2017 and fiscal 2016, we determined that the carrying amounts of these units of account did not exceed their respective fair values and therefore no impairment existed.

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

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting units. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Canada, Brazil and other countries at September 30, 2017 were $97.8 million, $43.0 million, $19.5 million and $10.4 million, respectively.

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

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our meetings business and a relief from royalty methodology for our franchise rights related to our Online business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in the meetings and Online businesses in the country in which the acquisitions have occurred. The values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand at September 30, 2017 were $671.9 million, $58.0 million, $12.7 million, $7.0 million, and $5.1 million, respectively.

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

In performing this impairment analysis for fiscal 2017, for the year of maturity we assumed meeting room revenue (comprised of Meeting Fees (defined hereafter) and revenues from products sold to members in meetings) growth of 16.2% to 58.3% in the year of maturity from fiscal 2016, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 1.9%. For the year of maturity and beyond, we assumed operating income margin rates of 7.1% to 22.5%.

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

PERFORMANCE INDICATORS

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•

Revenues—Our “Service Revenues” consist of “Meeting Fees” and “Online Subscription Revenues”. “Meeting Fees” consist of the fees associated with our subscription plans for combined meetings and digital offerings and other payment arrangements for access to meetings. “Online Subscription Revenues” consist of the fees associated with subscriptions for our Online subscription products, including our Personal Coaching product. In addition, “product sales and other” consists of sales of products to members in meetings and online, revenues from licensing, magazine subscriptions, publishing and third-party advertising in publications, payments from the sale of third-party website advertising and the By Mail product, other revenues, and, in the case of the consolidated financial results and Other reportable segment, franchise fees with respect to commitment plans and commissions.

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

•

Incoming Subscribers—“Subscribers” refer to meetings members and Online subscribers who participate in recurring billing programs. The “Incoming Subscribers” metric reports Weight Watchers subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Meeting Subscribers” is the total number of Weight Watchers commitment plan subscribers (including Total Access); (ii) “Incoming Online Subscribers” is the total number of Weight Watchers Online, Weight Watchers OnlinePlus and Personal Coaching subscribers; and (iii) “Incoming Subscribers” is the sum of Incoming Meeting Subscribers and Incoming Online Subscribers. Recruitment and retention are key drivers for this metric.

•

End of Period Subscribers—The “End of Period Subscribers” metric reports Weight Watchers subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Meeting Subscribers” is the total number of Weight Watchers commitment plan subscribers (including Total Access); (ii) “End of Period Online Subscribers” is the total number of Weight Watchers Online, Weight Watchers OnlinePlus and Personal Coaching subscribers; and (iii) “End of Period Subscribers” is the sum of End of Period Meeting Subscribers and End of Period Online Subscribers. Recruitment and retention are key drivers for this metric.

•	gross profit and operating expenses as a percentage of revenue

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED OCTOBER 1, 2016

The table below sets forth selected financial information for the third quarter of fiscal 2017 from our consolidated statements of net income for the three months ended September 30, 2017 versus selected financial information for the third quarter of fiscal 2016 from our consolidated statements of net income for the three months ended October 1, 2016:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended
	September 30, 2017	October 1, 2016	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$323.7	$280.8	$42.9	15.3%	13.9%
Cost of revenues	146.6	136.5	10.1	7.4%	6.3%

Gross profit	177.1	144.3	32.8	22.7%	21.0%
Gross Margin %	54.7%	51.4%

Marketing expenses	30.3	30.1	0.2	0.8%	(0.6)%
Selling, general & administrative expenses	55.4	47.4	8.0	16.8%	15.8%

Operating income	91.4	66.8	24.6	36.8%	34.4%
Operating Income Margin %	28.2%	23.8%

Interest expense	27.0	28.3	(1.3)	(4.7%)	(4.7%)
Other expense (income), net	0.1	(0.1)	0.2	100.0%	100.0%
Income before income taxes	64.3	38.6	25.7	66.4%	62.3%

Provision for income taxes	19.6	4.0	15.6	100.0%	100.0%
Net income	44.7	34.6	10.0	29.0%	25.8%
Net loss attributable to the noncontrolling interest	0.1	0.0	0.0	35.6%	31.7%

Net income attributable to Weight Watchers International, Inc.	$44.7	$34.7	$10.1	29.0%	25.8%

Weighted average diluted shares outstanding	68.7	65.8	2.8	4.3%	4.3%
Diluted earnings per share	$0.65	$0.53	$0.12	23.7%	20.6%

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Revenues in the third quarter of fiscal 2017 were $323.7 million, an increase of $42.9 million, or 15.3%, versus the third quarter of fiscal 2016. Excluding the impact of foreign currency, which positively impacted our revenues for the third quarter of fiscal 2017 by $3.9 million, revenues in the third quarter of fiscal 2017 would have increased 13.9% versus the prior year period. This increase was driven by revenue growth in all major markets. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the third quarter of fiscal 2017 increased $10.1 million, or 7.4%, versus the prior year period. Gross profit increased $32.8 million, or 22.7%, in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 primarily due to the increase in revenues. Excluding the impact of foreign currency, which positively impacted gross profit for the third quarter of fiscal 2017 by $2.5 million, gross profit in the third quarter of fiscal 2017 would have increased 21.0% versus the prior year period. Gross margin in the third quarter of fiscal 2017 increased 3.3% to 54.7% versus 51.4% in the third quarter of fiscal 2016. Gross margin expansion was primarily driven by improved leverage in both the meetings and Online businesses and a mix shift to the higher margin Online business. This expansion was partially offset by lower revenues in our high margin licensing business.

Marketing

Marketing expenses for the third quarter of fiscal 2017 increased $0.2 million, or 0.8%, versus the third quarter of fiscal 2016. Excluding the impact of foreign currency, which increased marketing expenses for the third quarter of fiscal 2017 by $0.4 million, marketing expenses in the third quarter of fiscal 2017 would have decreased 0.6% versus the third quarter of fiscal 2016. Marketing expenses as a percentage of revenue were 9.4% in the third quarter of fiscal 2017 as compared to 10.7% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the third quarter of fiscal 2017 increased $8.0 million, or 16.8%, versus the third quarter of fiscal 2016. Excluding the impact of foreign currency, which increased selling, general and administrative expenses for the third quarter of fiscal 2017 by $0.4 million, selling, general and administrative expenses in the third quarter of fiscal 2017 would have increased 15.8% versus the prior year period. The increase in selling, general and administrative expenses in the third quarter of fiscal 2017 was primarily driven by higher compensation and incentive related costs. Selling, general and administrative expenses as a percentage of revenue were 17.1% for the third quarter of fiscal 2017 as compared to 16.9% for the third quarter of fiscal 2016.

Operating Income

Operating income for the third quarter of fiscal 2017 increased $24.6 million, or 36.8%, versus the third quarter of fiscal 2016. Excluding the impact of foreign currency, which positively impacted operating income for the third quarter of fiscal 2017 by $1.6 million, operating income in the third quarter of fiscal 2017 would have increased 34.4% versus the prior year period. This increase in operating income was driven by higher operating income in all major markets as compared to the prior year period. Operating income margin increased 4.4% for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. This increase in operating income margin was primarily driven by an increase in gross margin as compared to the prior year period.

Interest Expense

Interest expense in the third quarter of fiscal 2017 decreased $1.3 million, or 4.7%, versus the third quarter of fiscal 2016. The decrease in interest expense was driven by (i) the decrease in the notional amount of our interest rate swap from $1.5 billion to $1.25 billion and (ii) the decrease in our average debt outstanding which decreased to $1.9 billion in the third quarter of fiscal 2017 from $2.0 billion in the third quarter of fiscal 2016. These decreases were offset by an increase in LIBOR rates. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the third quarter of fiscal 2017 and the third quarter of fiscal 2016 and excluding the impact of our interest rate swap, increased to 4.85% per annum at the end of the third quarter of fiscal 2017 from 4.33% per annum at the end of the third quarter of fiscal 2016. Including the impact of our interest rate swap, our effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the third quarter of fiscal 2017 and the third quarter of fiscal 2016, increased to 5.56% per annum at the end of the third quarter of fiscal 2017 from 5.53% per annum at the end of the third quarter of fiscal 2016. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding interest rates on our debt outstanding and payments on our debt. For additional details on our interest rate swap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense (Income), Net

Other expense (income), net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $0.2 million in the third quarter of fiscal 2017 to $0.1 million of expense as compared to $0.1 million of income in the prior year period.

Tax

Our effective tax rate for the third quarter of fiscal 2017 was 30.5% as compared to 10.3% for the third quarter of fiscal 2016. The effective tax rate in the third quarter of fiscal 2017 reflects a one-time tax benefit of $2.3 million related to a reversal of tax reserves resulting from an updated transfer pricing study. The effective tax rate in the third quarter of fiscal 2016 was impacted by an $11.4 million net tax benefit due to a research and development credit and a Section 199 deduction for tax years 2012 through 2015, partially offset by $2.7 million of out-of-period adjustments in income taxes in the third quarter of fiscal 2016.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the third quarter of fiscal 2017 increased $10.1 million, or 29.0%, from the third quarter of fiscal 2016. Excluding the impact of foreign currency, which positively impacted net income attributable to the Company in the third quarter of fiscal 2017 by $1.1 million, net income attributable to the Company in the third quarter of fiscal 2017 would have increased by 25.8% versus the prior year period.

Earnings per fully diluted share, or EPS, in the third quarter of fiscal 2017 was $0.65 compared to $0.53 in the third quarter of fiscal 2016.  Earnings per fully diluted share for the third quarter of fiscal 2017 included a $0.03 tax benefit related to the reversal of tax reserves resulting from an updated transfer pricing study. This benefit was offset by the higher share count in the third quarter of fiscal 2017 which was driven by the higher average stock price, which, diluted EPS by $0.03.  Earnings per fully diluted share for the third quarter of fiscal 2016 included a $0.13 net benefit driven by a lower tax rate of 10.3% for the third quarter of fiscal 2016. This benefit was primarily comprised of a $0.17 net tax benefit in connection with a research and development credit and a Section 199 deduction for the tax years 2012 through 2015, partially offset by a $0.04 expense for out-of-period tax adjustments.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the third quarter of fiscal 2017 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q3 2017
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$193.7	$29.9	$223.7	$193.2	$29.9	$223.0	30.0	2,332.5	2,200.2
UK	19.0	6.5	25.5	19.1	6.5	25.6	4.4	332.9	320.7
CE	51.2	9.5	60.7	48.7	9.0	57.7	9.9	784.1	756.7
Other (1)	9.3	4.5	13.9	9.0	4.4	13.4	1.2	77.7	77.9
Total	$273.2	$50.5	$323.7	$269.9	$49.9	$319.8	45.4	3,527.2	3,355.5

	% Change Q3 2017 vs. Q3 2016
North America	17.0%	9.5%	16.0%	16.7%	9.2%	15.6%	21.0%	21.5%	19.1%
UK	9.8%	4.7%	8.5%	10.2%	4.9%	8.8%	9.5%	10.9%	6.5%
CE	26.1%	(5.9%)	19.7%	20.0%	(10.5%)	13.9%	23.8%	22.1%	23.8%
Other (1)	1.8%	(1.4%)	0.8%	(1.7%)	(3.6%)	(2.4%)	1.0%	3.4%	4.5%
Total	17.5%	4.6%	15.3%	16.1%	3.3%	13.9%	19.8%	20.1%	18.4%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q3 2017
	Meeting Fees		Meeting	Incoming	EOP	Online Subscription Revenues		Online	Incoming	EOP
		Constant	Paid	Meeting	Meeting		Constant	Paid	Online	Online
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$122.4	$122.1	13.0	980.2	924.9	$71.3	$71.1	17.0	1,352.4	1,275.3
UK	13.3	13.4	2.6	188.8	180.3	5.7	5.7	1.8	144.1	140.4
CE	23.4	22.3	2.7	216.7	206.2	27.7	26.4	7.2	567.3	550.5
Other (1)	6.5	6.3	0.7	35.5	35.6	2.9	2.7	0.5	42.2	42.3
Total	$165.6	$164.0	18.9	1,421.2	1,346.9	$107.6	$105.9	26.6	2,106.0	2,008.6

	% Change Q3 2017 vs. Q3 2016
North America	13.8%	13.4%	14.5%	16.2%	14.1%	23.1%	22.7%	26.5%	25.7%	23.1%
UK	5.2%	5.6%	4.6%	6.1%	1.1%	22.4%	22.8%	17.3%	18.1%	14.4%
CE	10.0%	4.8%	4.9%	4.0%	4.9%	43.8%	36.8%	32.8%	30.8%	32.7%
Other (1)	1.2%	(2.2%)	3.4%	7.6%	7.9%	3.3%	(0.7%)	(1.8%)	0.1%	1.8%
Total	12.0%	10.8%	11.2%	12.5%	10.6%	27.1%	25.2%	26.7%	25.8%	24.4%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in the third quarter of fiscal 2017 versus the prior year period was primarily driven by the increase in Service Revenues. The increase in North America Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of the third quarter of fiscal 2017 versus the beginning of the third quarter of fiscal 2016, improved retention versus the prior year period and recruitment strength in our Online business in the third quarter of fiscal 2017 versus the prior year period.

The increase in North America product sales and other in the third quarter of fiscal 2017 versus the prior year period was primarily driven by an increase in product sales partially offset by a decline in licensing revenue.

United Kingdom Performance

The increase in UK revenues in the third quarter of fiscal 2017 versus the prior year period was primarily driven by the increase in Service Revenues. This increase in Service Revenues in the third quarter of fiscal 2017 versus the prior year period was primarily the result of an increase in Online Subscription Revenues and improved retention.

The increase in UK product sales and other in the third quarter of fiscal 2017 versus the prior year period was primarily driven by an increase in product sales, partially offset by a decline in licensing revenue.

Continental Europe Performance

The increase in Continental Europe revenues in the third quarter of fiscal 2017 versus the prior year period was primarily driven by the increase in Service Revenues. The increase in Continental Europe Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of the third quarter of fiscal 2017 versus the beginning of the third quarter of fiscal 2016, improved retention versus the prior year period and recruitment strength in our Online business in the third quarter of fiscal 2017 versus the prior year period.

The increase in Continental Europe Service Revenues was partially offset by the decline in Continental Europe product sales and other in the third quarter of fiscal 2017 versus the prior year period.

Other Performance

The decline in Other revenues in the third quarter of fiscal 2017 versus the prior year period was primarily driven by the positive impact of foreign currency. Excluding the impact of foreign currency, Other revenues would have decreased, driven by a decrease in Service Revenues due to price discounting.

The decrease in product sales and other in the third quarter of fiscal 2017 versus the third quarter of fiscal 2016 was primarily driven by a decrease in other product sales partially offset by commissions received from our franchisees.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED OCTOBER 1, 2016

The table below sets forth selected financial information for the first nine months of fiscal 2017 from our consolidated statements of net income for the nine months ended September 30, 2017 versus selected financial information for the first nine months of fiscal 2016 from our consolidated statements of net income for the nine months ended October 1, 2016:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Nine Months Ended

	September 30, 2017	October 1, 2016	Increase/ (Decrease)	% Change	% Change Constant Currency
Revenues, net	$994.4	$897.5	$96.9	10.8%	11.5%
Cost of revenues	464.2	442.5	21.8	4.9%	5.6%

Gross profit	530.2	455.0	75.2	16.5%	17.2%
Gross Margin %	53.3%	50.7%

Marketing expenses	158.7	157.8	0.9	0.6%	1.7%
Selling, general & administrative expenses	153.7	143.2	10.5	7.3%	7.7%

Operating income	217.8	154.1	63.7	41.4%	41.7%
Operating Income Margin %	21.9%	17.2%

Interest expense	82.2	87.0	(4.7)	(5.4%)	(5.4%)
Other expense, net	0.3	0.4	(0.1)	29.9%	29.9%
Gain on early extinguishment of debt	(1.6)	0.0	(1.6)	100.0%	100.0%
Income before income taxes	136.9	66.7	70.2	105.1%	106.0%

Provision for income taxes	36.5	12.4	24.0	100.0%	100.0%
Net income	100.4	54.3	46.1	84.9%	85.4%
Net loss attributable to the noncontrolling interest	0.1	0.1	0.0	36.4%	18.5%

Net income attributable to Weight Watchers International, Inc.	$100.5	$54.4	$46.1	84.8%	85.3%

Weighted average diluted shares outstanding	67.9	65.9	2.1	3.1%	3.1%
Diluted earnings per share	$1.48	$0.83	$0.65	79.2%	79.7%

Note: Totals may not sum due to rounding.

Consolidated Results

Revenues

Revenues in the first nine months of fiscal 2017 were $994.4 million, an increase of $96.9 million, or 10.8%, versus the first nine months of fiscal 2016. Excluding the impact of foreign currency, which negatively impacted our revenues for the first nine months of fiscal 2017 by $6.0 million, revenues in the first nine months of fiscal 2017 would have increased 11.5% versus the prior year period. This increase was driven by revenue growth, on a constant currency basis, in all major markets.  See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first nine months of fiscal 2017 increased $21.8 million, or 4.9%, versus the prior year period. Gross profit increased $75.2 million, or 16.5%, in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 primarily due to the increase in revenues. Excluding the impact of foreign currency, which negatively impacted gross profit for the first nine months of fiscal 2017 by $2.9 million, gross profit in the first nine months of fiscal 2017 would have increased 17.2% versus the prior year period. Gross margin in the first nine months of fiscal 2017 increased 2.6% to 53.3% versus 50.7% in the first nine months of fiscal 2016. Gross margin expansion was primarily driven by improved leverage in both the meetings and Online businesses and a mix shift to the higher margin Online business. This expansion was partially offset by lower revenues in our high margin licensing business.

Marketing

Marketing expenses for the first nine months of fiscal 2017 increased $0.9 million, or 0.6%, versus the first nine months of fiscal 2016. Excluding the impact of foreign currency, which decreased marketing expenses for the first nine months of fiscal 2017 by $1.8 million, marketing expenses in the first nine months of fiscal 2017 would have increased 1.7% versus the first nine months of fiscal 2016. Marketing expenses as a percentage of revenue decreased to 16.0% in the first nine months of fiscal 2017 as compared to 17.6% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the first nine months of fiscal 2017 increased $10.5 million, or 7.3%, versus the first nine months of fiscal 2016. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the first nine months of fiscal 2017 by $0.5 million, selling, general and administrative expenses in the first nine months of fiscal 2017 would have increased 7.7% versus the prior year period. The increase in selling, general and administrative expenses in the first nine months of fiscal 2017 was primarily driven by higher compensation and incentive related costs. Selling, general and administrative expenses as a percentage of revenue for the first nine months of fiscal 2017 decreased to 15.5% from 16.0% for the first nine months of fiscal 2016.

Operating Income

Operating income for the first nine months of fiscal 2017 increased $63.7 million, or 41.4%, versus the first nine months of fiscal 2016. Excluding the impact of foreign currency, which negatively impacted operating income for the first nine months of fiscal 2017 by $0.6 million, operating income in the first nine months of fiscal 2017 would have increased 41.7% versus the prior year period. This increase in operating income was driven by higher operating income in all major markets as compared to the prior year period. Operating income margin increased 4.7% for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016. This increase in operating income margin was primarily driven by an increase in gross margin and to a lesser extent a decrease in marketing expenses as a percentage of revenue and a decrease in selling, general and administrative expenses as a percentage of revenue, all as compared to the prior year period.

Interest Expense

Interest expense in the first nine months of fiscal 2017 decreased $4.7 million, or 5.4%, versus the first nine months of fiscal 2016. The decrease in interest expense was driven by (i) the decrease in the notional amount of our interest rate swap from $1.5 billion to $1.25 billion; (ii) the decrease in our average debt outstanding under the Tranche B-2 Term Facility (defined hereafter) which decreased to $2.0 billion in the first nine months of fiscal 2017 from $2.1 billion in the first nine months of fiscal 2016; (iii) the payment in full in April 2016 of the principal amount of loans outstanding under the Tranche B-1 Term Facility (defined hereafter) and (iv) the aggregate payments in the third quarter of fiscal 2016 of the outstanding principal amount of $48.0 million on the Revolving Facility (defined hereafter). The increase in LIBOR rates offset the benefits set forth in items (i) through (iii). The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the first nine months of fiscal 2017 and the first nine months of fiscal 2016 and excluding the impact of our interest rate swap, increased to 4.68% per annum at the end of the first nine months of fiscal 2017 from 4.31% per annum at the end of the first nine months of fiscal 2016. Including the impact of our interest rate swap, our effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during the first nine months of fiscal 2017 and the first nine months of fiscal 2016, increased to 5.52% per annum at the end of the first nine months of fiscal 2017 from 5.48% per annum at the end of the first nine months of fiscal 2016. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding interest rates on our debt outstanding, the Revolving Facility and payments on our debt. For additional details on our interest rate swap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, decreased by $0.1 million in the first nine months of fiscal 2017 to $0.3 million as compared to $0.4 million in the prior year period.

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

Tax

Our effective tax rate for the first nine months of fiscal 2017 was 26.6% as compared to 18.6% for the first nine months of fiscal 2016. The effective tax rate for the first nine months of fiscal 2017 was impacted by the following one-time discrete items occurring in the first nine months of fiscal 2017: (i) an $11.6 million tax benefit related to the cessation of operations of our Spanish subsidiary and (ii) by $2.3 million related to the reversal of tax reserves resulting from an updated transfer pricing study. The effective tax rate for the first nine months of fiscal 2016 was impacted by: (i) an $11.4 million net tax benefit due to a research and development credit and a Section 199 deduction for tax years 2012 through 2015 and (ii) the reversal of a $2.5 million valuation allowance related to tax benefits for foreign losses that are now expected to be realized. These benefits were partially offset by $2.7 million of out-of-period adjustments in income taxes in the third quarter of fiscal 2016.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the first nine months of fiscal 2017 increased $46.1 million, or 84.8%, from the first nine months of fiscal 2016. Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the first nine months of fiscal 2017 by $0.3 million, net income attributable to the Company in the first nine months of fiscal 2017 would have increased by 85.3% versus the prior year period.

Earnings per fully diluted share, or EPS, in the first nine months of fiscal 2017 was $1.48 compared to $0.83 in the first nine months of fiscal 2016. Earnings per fully diluted share in the first nine months of fiscal 2017 included (i) a tax benefit of $0.18 that was offset by $0.01 of expense, both related to the cessation of operations of our Spanish subsidiary; (ii) a $0.01 gain on early extinguishment of debt and (iii) a $0.03 net tax benefit related to the reversal of tax reserves resulting from an updated transfer pricing study. Earnings per fully diluted share in the first nine months of fiscal 2016 included (i) a $0.17 net tax benefit in connection with a research and development credit and a Section 199 deduction for the tax years 2012 through 2015 and (ii) a $0.04 benefit for the reversal of a valuation allowance related to tax benefits for foreign losses that are expected to be realized, partially offset by a $0.04 expense for out-of-period tax adjustments.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first nine months of fiscal 2017 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	First Nine Months Of Fiscal 2017
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$589.1	$106.3	$695.4	$588.7	$106.2	$695.0	91.0	1,719.2	2,200.2
UK	55.3	20.6	75.9	60.3	22.5	82.9	13.3	265.1	320.7
CE	145.2	34.4	179.6	145.8	34.8	180.6	29.7	564.7	756.7
Other (1)	28.1	15.4	43.5	26.9	15.1	42.0	3.7	72.2	77.9
Total	$817.7	$176.7	$994.4	$821.7	$178.7	$1,000.4	137.7	2,621.1	3,355.5

	% Change First Nine Months of Fiscal 2017 vs. First Nine Months of Fiscal 2016
North America	13.8%	11.4%	13.4%	13.7%	11.3%	13.3%	17.8%	12.3%	19.1%
UK	(4.1%)	(8.1%)	(5.2%)	4.6%	0.6%	3.5%	6.2%	0.8%	6.5%
CE	14.7%	(6.6%)	9.9%	15.2%	(5.6%)	10.5%	18.9%	6.4%	23.8%
Other (1)	9.3%	3.2%	7.0%	4.4%	1.2%	3.2%	4.9%	12.2%	4.5%
Total	12.3%	4.2%	10.8%	12.9%	5.4%	11.5%	16.4%	9.7%	18.4%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	First Nine Months Of Fiscal 2017
	Meeting Fees		Meeting	Incoming	EOP	Online Subscription Revenues		Online	Incoming	EOP
		Constant	Paid	Meeting	Meeting		Constant	Paid	Online	Online
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$376.1	$375.9	39.7	743.9	924.9	$213.0	$212.8	51.3	975.3	1,275.3
UK	39.4	43.1	7.9	154.8	180.3	15.9	17.3	5.4	110.3	140.4
CE	70.2	70.6	8.6	171.7	206.2	75.0	75.2	21.1	393.0	550.5
Other (1)	19.3	18.3	2.0	31.6	35.6	8.9	8.6	1.7	40.6	42.3
Total	$505.0	$507.8	58.3	1,102.0	1,346.9	$312.7	$313.9	79.5	1,519.1	2,008.6

	% Change First Nine Months of Fiscal 2017 vs. First Nine Months of Fiscal 2016
North America	12.5%	12.5%	13.5%	15.3%	14.1%	16.0%	15.9%	21.4%	10.0%	23.1%
UK	(8.4%)	(0.0%)	0.5%	1.1%	1.1%	8.6%	18.1%	15.6%	0.3%	14.4%
CE	1.1%	1.7%	1.6%	(0.4%)	4.9%	31.1%	31.5%	27.8%	9.7%	32.7%
Other (1)	9.1%	3.7%	7.8%	16.2%	7.9%	9.5%	5.7%	1.5%	9.3%	1.8%
Total	8.8%	9.4%	9.5%	10.4%	10.6%	18.6%	19.1%	22.1%	9.2%	24.4%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in the first nine months of fiscal 2017 versus the prior year period was primarily driven by the increase in Service Revenues. The increase in North America Total Paid Weeks was driven by both the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016 and higher recruitments primarily in the Online business in the first nine months of fiscal 2017 versus the prior year period.

The increase in North America product sales and other in the first nine months of fiscal 2017 versus the prior year period was primarily driven by an increase in product sales, partially offset by a decline in licensing revenue.

United Kingdom Performance

The decline in UK revenues in the first nine months of fiscal 2017 versus the prior year period was driven by the negative impact of foreign currency.  Excluding the impact of foreign currency, UK revenues would have increased, driven by an increase in Service Revenues on a constant currency basis. This increase in Service Revenues was the result of recruitment strength in our Online business in the first nine months of fiscal 2017 versus the prior year period.

The increase in UK product sales and other in the first nine months of fiscal 2017 versus the prior year period was driven by in meeting and other products sales, almost entirely offset by the decline in licensing revenue.

Continental Europe Performance

The increase in Continental Europe revenues in the first nine months of fiscal 2017 versus the prior year period was primarily driven by the increase in Service Revenues. This increase in Service Revenues in the first nine months of fiscal 2017 versus the prior year period was primarily driven by the increase in Online Subscription Revenues. The increase in Continental Europe Total Paid Weeks was primarily driven by the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016, improved retention in the first nine months of fiscal 2017 versus the prior year period and recruitment strength in our Online business in the first nine months of fiscal 2017 versus the prior year period.

The increase in Continental Europe revenues was partially offset by the decline in Continental Europe product sales and other in the first nine months of fiscal 2017 versus the prior year period.

Other Performance

The increase in Other revenues in the first nine months of fiscal 2017 versus the prior year period was primarily driven by the increase in Service Revenues. The increase in Other Total Paid Weeks was primarily driven by the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016.

The increase in product sales and other in the first nine months of fiscal 2017 versus the first nine months of fiscal 2016 was primarily driven by an increase in in-meeting product sales and commissions from our franchisees partially offset by a decline in licensing revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global initiatives, pay down debt and opportunistically engage in selective acquisitions. We believe that cash generated by operations during fiscal 2017, our cash on hand of $178.2 million at September 30, 2017 and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the next twelve months.

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

The following table sets forth certain relevant measures of our balance sheet working capital at:

	September 30,	December 31,	Increase/
	2017	2016	(Decrease)
	(in millions)
Total current assets	$280.5	$235.2	$45.3
Total current liabilities	293.2	292.4	0.8
Working capital deficit	(12.7)	(57.2)	(44.5)
Cash and cash equivalents	178.2	108.7	69.5
Current portion of long-term debt	31.4	21.0	10.4
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(159.5)	$(144.9)	$14.6

The following table sets forth a summary of the primary factors contributing to this $14.6 million increase in our working capital deficit:

	September 30,	December 31,	Increase/	Impact to
	2017	2016	(Decrease)	Working Capital Deficit
	(in millions)
Derivative payable	$21.1	$32.0	$(10.8)	$(10.8)
Operational liabilities and other, net of assets	$60.4	$66.8	$(6.4)	$(6.4)
Deferred revenue	$82.7	$62.9	$19.8	$19.8
Other current assets	$23.2	$30.9	$(7.7)	$7.7
Accrued salaries and wages	$51.9	$49.6	$2.2	$2.2
Prepaid income taxes	$33.4	$35.5	$(2.1)	$2.1
Working capital deficit change				$14.6

The decrease in operational liabilities and other, net of assets, was primarily driven by timing of payments and seasonality. The increase in deferred revenue was driven by improved business performance.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the nine months ended:

	September 30, 2017	October 1, 2016
	(in millions)
Net cash provided by operating activities	$184.8	$93.9
Net cash used for investing activities	$(31.1)	$(29.5)
Net cash used for financing activities	$(88.4)	$(207.1)

Operating Activities

First Nine Months of Fiscal 2017

Cash flows provided by operating activities of $184.8 million for the first nine months of fiscal 2017 reflected an increase of $90.9 million from $93.9 million of cash flows used for operating activities in the first nine months of fiscal 2016. The increase in cash provided by operating activities was primarily the result of $46.1 million of higher net income as well as the $43.3 million of benefit from the year-over-year change in working capital in the first nine months of fiscal 2017 as compared to the prior year period.

First Nine Months of Fiscal 2016

Cash flows provided by operating activities of $93.9 million for the first nine months of fiscal 2016 reflected an increase of $41.0 million from $52.9 million of cash flows provided by operating activities in the first nine months of fiscal 2015. The increase in cash provided by operating activities was primarily the result of $30.1 million of benefit from year-over-year change in working capital in the first nine months of fiscal 2016 as compared to the prior year period.

Investing Activities

First Nine Months of Fiscal 2017

Net cash used for investing activities totaled $31.1 million in the first nine months of fiscal 2017, a decrease of $1.6 million as compared to the first nine months of fiscal 2016, which included the acquisition of its franchisee for certain territories in South Florida for $2.9 million.

First Nine Months of Fiscal 2016

Net cash used for investing activities totaled $29.5 million in the first nine months of fiscal 2016, an increase of $3.3 million as compared to the first nine months of fiscal 2015. Our technology and operating infrastructure required less investment in the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2015.

Financing Activities

First Nine Months of Fiscal 2017

Net cash used for financing activities totaled $88.4 million in the first nine months of fiscal 2017, primarily due to $73.0 million used for the debt prepayment and other scheduled debt repayments of $15.4 million in connection with the Tranche B-2 Term Facility in the first nine months of fiscal 2017.

First Nine Months of Fiscal 2016

Net cash used for financing activities totaled $207.1 million in the first nine months of fiscal 2016, primarily due to a $144.3 million debt repayment in connection with the Tranche B-1 Term Facility and other scheduled debt repayments of $15.8 million in connection with the Tranche B-2 Term Facility, as well as the repayment of $48.0 million outstanding under the Revolving Facility, offset by a tax benefit for restricted stock units vested and stock options exercised of $1.0 million in the first nine months of fiscal 2016.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at September 30, 2017:

Long-Term Debt

At September 30, 2017

(Balances in millions)

Balance
Tranche B-2 Term Facility due April 2, 2020	$1,930.4
Less: Current Portion	31.4
Unamortized Deferred Financing Costs	14.1
Total Long-Term Debt	$1,884.8

Note: Totals may not sum due to rounding.

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

Under the terms of the Credit Agreement, depending on our Consolidated Leverage Ratio (as defined in the Credit Agreement), on an annual basis on or about the time we are required to deliver our financial statements for any fiscal year, we are obligated to offer to prepay a portion of the outstanding principal amount of the Term Facilities in an aggregate amount determined by a percentage of our annual excess cash flow (as defined in the Credit Agreement) (said payment referred to as a Cash Flow Sweep). On March 13, 2015, we commenced an offer to prepay at a discount to par up to $75.0 million in aggregate principal amount of term loans outstanding under the Tranche B-1 Term Facility. On March 20, 2015, we accepted offers with a discount equal to or greater than 9.00% in respect of such term loans. On March 25, 2015, we paid an aggregate amount of cash proceeds totaling $57.4 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $63.1 million in aggregate principal amount of such term loans under the Tranche B-1 Term Facility. This expenditure reduced, on a dollar for dollar basis, our $59.7 million obligation to make a mandatory excess cash flow prepayment offer to the term loan lenders under the terms of the Credit Agreement. In addition, we made a voluntary prepayment at par on March 25, 2015 of $2.5 million in respect of such term loans under the Tranche B-1 Term Facility to reduce the remaining excess cash flow prepayment obligation for fiscal 2014. As a result of this prepayment, we wrote-off fees of $0.3 million, incurred fees of $0.6 million and recorded a gain on early extinguishment of debt of $4.7 million, inclusive of these fees, in the first quarter of fiscal 2015.

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

At September 30, 2017, under the WWI Credit Facility, we had $1,930.4 million outstanding consisting entirely of a term loan under the Tranche B-2 Term Facility. At September 30, 2017, the Revolving Facility had $0 outstanding, $2.2 million in issued but undrawn letters of credit outstanding thereunder and $47.8 million in available unused commitments thereunder. The proceeds from borrowings under the Revolving Facility (including swing line loans and letters of credit) are available to be used for working capital and general corporate purposes. At September 30, 2017 and December 31, 2016, our debt consisted entirely of variable-rate instruments. An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. The weighted average interest rate (which includes amortization of deferred financing costs) on our outstanding debt, exclusive of the impact of the swap, was approximately 4.68% and 4.41% per annum at September 30, 2017 and December 31, 2016, respectively, based on interest rates on the applicable dates. The weighted average interest rate (which includes amortization of deferred financing costs) on our outstanding debt, including the impact of the swap, was approximately 5.19% and 5.32% per annum at September 30, 2017 and December 31, 2016, respectively, based on interest rates on the applicable dates.

At September 30, 2017, in accordance with the terms of the Credit Agreement, it is probable that we will have a Cash Flow Sweep obligation of approximately $11.2 million to the term loan lenders in the second quarter of fiscal 2018.

Borrowings under the Credit Agreement bear interest at a rate equal to, at our option, LIBOR plus an applicable margin or a base rate plus an applicable margin. LIBOR under the Tranche B-2 Term Facility is subject to a minimum interest rate of 0.75% and the base rate under the Tranche B-2 Term Facility is subject to a minimum interest rate of 1.75%. Under the terms of the Credit Agreement, in the event we receive a corporate rating of BB- (or lower) from S&P and a corporate rating of Ba3 (or lower) from Moody’s, the applicable margin relating to the Term Facilities would increase by 25 basis points. On February 21, 2014, both S&P and Moody’s issued revised corporate ratings of the Company of B+ and B1, respectively. As a result, effective February 21, 2014, the applicable margin on borrowings under the Tranche B-1 Term Facility went from 2.75% to 3.00% and on borrowings under the Tranche B-2 Term Facility went from 3.00% to 3.25%. The applicable margin relating to the Revolving Facility will fluctuate depending upon our Consolidated Leverage Ratio. At April 1, 2016, the date of payment of the principal amount of loans outstanding under the Tranche B-1 Term Facility discussed above, borrowings under the Tranche B-1 Term Facility bore interest at LIBOR plus an applicable margin of 3.00%. At September 30, 2017, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. Based on our Consolidated Leverage Ratio as of September 30, 2017, had there been any borrowings under the Revolving Facility, it would have borne interest at LIBOR plus an applicable margin of 2.50%. On a quarterly basis, we will pay a commitment fee to the lenders under the Revolving Facility in respect of unutilized commitments thereunder, which commitment fee will fluctuate, but in no event exceed 0.50% per annum, depending upon our Consolidated Leverage Ratio. At our Consolidated Leverage Ratio of 5:49:1.00 as of September 30, 2017, the commitment fee was 0.50% per annum. We also will pay customary letter of credit fees and fronting fees under the Revolving Facility.

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

The following schedule sets forth our year-by-year debt obligations at September 30, 2017:

Total Debt Obligation

(Including Current Portion)

At September 30, 2017

(in millions)

Remainder of fiscal 2017	$5.1
Fiscal 2018	$26.4
Fiscal 2019	$20.2
Fiscal 2020	$1,878.7
Total	$1,930.4

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At September 30, 2017 and October 1, 2016, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was a loss of $10.8 million and $29.3 million, respectively. At September 30, 2017 and October 1, 2016, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $4.0 million and $8.3 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the nine months ended September 30, 2017 and October 1, 2016, we repurchased no shares of our common stock in the open market under this program.

The WWI Credit Facility provides that we are permitted to pay dividends and extraordinary dividends, as well as repurchase shares of our common stock, so long as we are not in default under the Credit Agreement. However, payment of extraordinary dividends and stock repurchases shall not exceed $100.0 million in the aggregate in any fiscal year if our Consolidated Leverage Ratio is greater than 3.25:1. As of September 30, 2017, our Consolidated Leverage Ratio was greater than 3.25:1 and we expect that it will remain above 3.25:1 for the foreseeable future.

EBITDAS

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation. The table below sets forth the calculations for EBITDAS for the three and nine months ended September 30, 2017 and October 1, 2016, and for the trailing twelve months ended September 30, 2017:

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,	Trailing Twelve
	2017	2016	2017	2016	Months
Net Income	$44.7	$34.7	$100.5	$54.4	$113.8
Interest	27.0	28.3	82.2	87.0	$110.4
Taxes	19.6	4.0	36.5	12.4	$40.7
Depreciation and Amortization	12.8	13.4	38.3	39.1	$51.8
Stock-based Compensation	4.6	(0.6)	9.4	4.4	$11.5
EBITDAS	$108.6	$79.8	$266.9	$197.3	$328.3

Note: Totals may not sum due to rounding.

Reducing leverage is a clear capital structure priority for the Company. As part of our commitment to deleveraging, we are targeting a year end 2018 net debt/EBITDAS ratio of less than 4.5x, based on improved operating performance and cash generation. As of September 30, 2017 our trailing twelve months EBITDAS was $328.3 million and our net debt/EBITDAS ratio was 5.3x.

The table below sets forth the calculation for net debt, a non-GAAP financial measure:

(in millions)

September 30,
2017
Total debt	$1,930.4
Less: Unamortized deferred financing costs	14.1
Less: Cash on hand	178.2
Net debt	$1,738.1

We present EBITDAS and net debt/EBITDAS because we consider them to be useful supplemental measures of our performance. In addition, we believe EBITDAS and net debt/EBITDAS are useful to investors, analysts and rating agencies in measuring the ability of a company to meet its debt service obligations. See “Non-GAAP Financial Measures” herein for an explanation of our use of these non-GAAP financial measures.

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

As of September 30, 2017, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2016 have not materially changed from December 31, 2016.

At the end of the third quarter of fiscal 2017, borrowings under the Tranche B-2 Term Facility bore interest at LIBOR plus an applicable margin of 3.25%. For the Tranche B-2 Term Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the B-2 LIBOR Floor. In addition, at the end of the third quarter of fiscal 2017, our interest rate swap in effect had a notional amount of $1.25 billion. Accordingly, as of the end of the third quarter of fiscal 2017, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swap and the B-2 LIBOR Floor, a hypothetical 50 basis point increase in interest rates would have increased annual interest expense by approximately $3.4 million and a hypothetical 50 basis point decrease in interest rates would have decreased annual interest expense by approximately $4.0 million. This increase is primarily driven by the interest rate applicable to our Tranche B-2 Term Facility. This decrease is primarily driven by the lower debt balance resulting from our Tranche B-2 Term Facility prepayment of $73.0 million as well as the principal payments during the first and second quarters of fiscal 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, the end of the third quarter of fiscal 2017. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the third quarter of fiscal 2017, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Raymond Roberts v. Weight Watchers International, Inc.

On January 7, 2016, an OnlinePlus member filed a putative class action complaint against the Company in the Supreme Court of New York, New York County, asserting class claims for breach of contract and violations of the New York General Business Law. On February 5, 2016, the Company removed the case to the United States District Court, Southern District of New York. On March 18, 2016, the plaintiff filed an amended complaint, alleging that, as a result of the temporary glitches in the Company’s website and app in November and December 2015, the Company has: (1) breached its Subscription Agreement with its OnlinePlus members; and (2) engaged in deceptive acts and practices in violation of Section 350 of the New York General Business Law. The plaintiff is seeking unspecified actual, punitive and statutory damages, as well as his attorneys’ fees and costs incurred in connection with this action. The Company filed a motion to dismiss on May 6, 2016. The plaintiff filed his opposition papers on June 9, 2016 and the Company filed its reply papers on June 23, 2016. The Court granted the Company’s motion to dismiss on November 14, 2016. On November 16, 2016, the plaintiff filed a timely notice of appeal of the Court’s decision to the Second Circuit Court of Appeals and on January 31, 2017, the plaintiff filed his brief in support of appeal. The Company filed its opposition brief on April 5, 2017, and the plaintiff filed his reply brief on April 25, 2017. On October 25, 2017, the Second Circuit conducted oral arguments on the plaintiff’s appeal. On November 2, 2017, the Second Circuit issued its decision denying the plaintiff’s appeal and affirming the lower court’s dismissal of the case.  The plaintiff has until November 16, 2017 to file a petition for a rehearing with the Second Circuit, or until January 31, 2018 to file a petition for appeal with the United States Supreme Court.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: November 7, 2017	By:	/s/ Mindy Grossman
Mindy Grossman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2017	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer (Principal Financial and Accounting Officer)