Form 10-K
period 2017-12-30
WEIGHT WATCHERS INTERNATIONAL INC
filed 2018-02-28
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017.

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

Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2017 (based upon the closing price of $33.42 per share of common stock as of June 30, 2017, the last business day of the registrant's second fiscal quarter of 2017, as quoted on the New York Stock Exchange) was $932,988,279. For purposes of this computation, it is assumed that shares of common stock held by our directors, executive officers and our controlling shareholders as of June 30, 2017 would be deemed stock held by affiliates.

The number of shares outstanding of common stock as of February 1, 2018 was 64,702,012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2018 annual meeting of shareholders are incorporated herein by reference in Part III, Items 10-14. Such Proxy Statement will be filed with the SEC no later than 120 days after the registrant’s fiscal year ended December 30, 2017.

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

Our fiscal year ends on the Saturday closest to December 31st and consists of either 52- or 53-week periods. In this Annual Report on Form 10-K:

•	“fiscal 2008” refers to our fiscal year ended January 3, 2009 (included a 53rd week);
•	“fiscal 2009” refers to our fiscal year ended January 2, 2010;
•	“fiscal 2010” refers to our fiscal year ended January 1, 2011;
•	“fiscal 2011” refers to our fiscal year ended December 31, 2011;
•	“fiscal 2012” refers to our fiscal year ended December 29, 2012;
•	“fiscal 2013” refers to our fiscal year ended December 28, 2013;
•	“fiscal 2014” refers to our fiscal year ended January 3, 2015 (included a 53rd week);
•	“fiscal 2015” refers to our fiscal year ended January 2, 2016;
•	“fiscal 2016” refers to our fiscal year ended December 31, 2016;
•	“fiscal 2017” refers to our fiscal year ended December 30, 2017;
•	“fiscal 2018” refers to our fiscal year ended December 29, 2018;
•	“fiscal 2019” refers to our fiscal year ended December 28, 2019;
•	“fiscal 2020” refers to our fiscal year ended January 2, 2021 (includes a 53rd week);
•	“fiscal 2021” refers to our fiscal year ended January 1, 2022;
•	“fiscal 2022” refers to our fiscal year ended December 31, 2022;
•	“fiscal 2023” refers to our fiscal year ended December 30, 2023;
•	“fiscal 2024” refers to our fiscal year ended December 28, 2024; and
•	“fiscal 2025” refers to our fiscal year ended January 3, 2026 (includes a 53rd week).

The following terms used in this Annual Report on Form 10-K are our trademarks: Weight Watchers®, PointsPlus®, ProPoints® SmartPoints®, Points®, WW FreestyleTM and the WW logo.

ii

PART I

Item 1.	Business

Overview

We are a global wellness company and the world’s leading commercial weight management program. We are focused on inspiring people to adopt healthy habits and helping people lead healthier, more active and more fulfilling lives. With over five decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. We educate our members and provide them with guidance and a supportive community to enable them to develop healthy habits for real life. Weight Watchers-branded services and products include meetings conducted by us and our franchisees, digital offerings provided through our websites, mobile sites and apps, consumer products sold at meetings and through our websites, licensed and endorsed products sold in retail channels and magazine subscriptions and other publications. Our primary sources of revenue are subscriptions for our commitment plans for Weight Watchers meetings and Online subscriptions. Our “meetings” business refers to providing access to combined meetings and digital offerings to our commitment plan subscribers (including Total Access subscribers), as well as access to meetings to our “pay-as-you-go” members and other meetings members. “Online” refers to Weight Watchers Online, Weight Watchers OnlinePlus, Personal Coaching and other digital subscription products.

We believe that the power of our communities increases accountability and provides our members with inspiration, human connection, and support, which inspires them and enables them to continue building healthier and more fulfilling food, activity and lifestyle habits. Our brands enjoy high awareness and credibility among all types of consumers—women and men, consumers online and offline, the support-inclined and the self-help-inclined. We believe that our program conveys an image of healthy, livable, sustainable and effective weight management in a supportive environment. The efficacy of our commercial weight management programs has been clinically proven in numerous studies and trials. As the number of overweight and obese people worldwide grows, the demand for an effective, scalable and consumer-friendly weight management program increases. We believe our global presence and brand awareness uniquely position us in the global weight management market. We continue to explore different channels to access this market.

In the more than 50 years since our founding, we have built our business by helping millions of people around the world lose weight through a sensible, sustainable and livable approach to food, activity, behavior modification and group support. As of the end of fiscal 2017, we had a total of approximately 3.2 million subscribers. At that time, we had approximately 1.3 million meeting subscribers, who could attend approximately 31,000 Weight Watchers meetings each week around the world, which were run by approximately 8,600 leaders. We also believe we are the leading global provider of paid digital subscription weight management products. As of the end of fiscal 2017, we had approximately 2.0 million Online subscribers. Our strong brands, together with the effectiveness of our program, loyal customer base, unparalleled network of meetings and leaders, and strong digital offerings, enable us to attract new and returning customers.

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

We operate in numerous countries around the world. Our “North America” reportable segment consists of our United States and Canada Company-owned operations; our “United Kingdom” reportable segment consists of our United Kingdom Company-owned operations; our “Continental Europe” reportable segment consists of our Germany, Switzerland, France, Spain (operations ceased in the first quarter of fiscal 2017), Belgium, Netherlands and Sweden Company-owned operations; and our “Other” reportable segment consists of our Australia, New Zealand, Mexico (operations anticipated to cease in the first quarter of fiscal 2018), and Brazil Company-owned operations, as well as revenues and costs from our franchises in the United States and certain other countries. Revenues from our North America, United Kingdom, Continental Europe, and Other reportable segments contributed 69.7%, 7.6%, 18.3% and 4.4%, respectively, of our total revenues in fiscal 2017. Revenues from our North America, United Kingdom, Continental Europe, and Other reportable segments contributed 68.6%, 8.7%, 18.1% and 4.6%, respectively, of our total revenues in fiscal 2016. Finally, revenues from our North America, United Kingdom, Continental Europe, and Other reportable segments contributed 64.9%, 10.7%, 19.7% and 4.7%, respectively, of our total revenues in fiscal 2015.

Our Services and Products

Our Weight Management Program and Food Plan

In each of our major markets, we offer services and products that are based on our new weight management program, known as WW FreestyleTM in North America. The program encompasses a holistic approach for your body and mind to help our members lead a healthier, more active, more fulfilling life, and provides flexibility to make significant changes towards that life. It is comprised of a range of nutritional, activity, behavioral and lifestyle tools and approaches that can be personalized for maximum livability. Our program also gives members science-based techniques that help them keep a positive mindset. Our food plan, known as SmartPoints, was developed from a combination of advancements in scientific research and consumer insights, including from customers who experienced prior Weight Watchers plans. With the SmartPoints system, each food has a SmartPoints value determined by the food’s calories, saturated fat, sugar and protein content. Customers following the SmartPoints system can eat any food as long as the SmartPoints value of their total food consumption stays within their personalized SmartPoints “budget”. Since nutritious foods generally have lower SmartPoints values, this approach guides customers toward healthier eating patterns. The WW Freestyle program expands the types and number of zero Points foods, making the program more flexible and livable. Based on a personalized assessment included in the program, members and subscribers get daily and weekly SmartPoints targets. Our new program, which launched in December 2017, updated our existing weight management program known as Beyond the Scale in North America. Prior to the launch of Beyond the Scale and SmartPoints in December 2015, we offered a weight management plan known as PointsPlus in North America, or ProPoints in certain of our other geographies.

Our customers can participate in our program in two main ways: in-person group meetings and digitally. Within these two channels, we offer a variety of services and products to meet each customer’s preferences. Our leaders, when leading meetings and providing personal coaching, educate members and subscribers on our program and range of tools. In addition to providing support, our leaders also inspire members and subscribers to develop healthy habits using our methods.

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

The primary payment structure for our meetings business globally is through commitment plans. Under these plans, members generally receive unlimited access to meetings at a discounted monthly price plus free access to certain Online and mobile tools and 24/7 Expert Chat, where available. Pursuant to these plans, a fee is typically charged automatically to the member’s credit card or debit card on a monthly basis until the member elects to cancel. As of the end of fiscal 2017, we had approximately 1.3 million meeting subscribers to our commitment plans.

In fiscal 2017, revenues from our franchisees represented less than 1% of our total revenues. Franchisees typically pay us a fee equal to 10% of their meeting fee revenues. We have enjoyed a mutually beneficial relationship with our franchisees over many years. In our early years, we used an aggressive franchising strategy to quickly establish a meeting infrastructure to pre-empt competition. Since then, we have acquired a large number of franchises. Our franchisees are responsible for operating classes in their franchise class territory using the program and marketing guidelines we have developed. We provide a central support system for the program and our brand. In many of our markets, franchisees purchase products from us at wholesale prices for resale directly to members. Franchisees are obligated to adhere strictly to our program content guidelines, with the freedom to control pricing, class locations, operational structure and local promotions. Franchisees provide local operational expertise, advertising and public relations. Most franchise agreements are perpetual and can be terminated only upon a material breach or bankruptcy of the franchisee.

Our Online Business

In our Online business, we offer various digital subscription products, including Weight Watchers OnlinePlus and a weight management companion for Weight Watchers meetings members who want to digitally manage the day-to-day aspects of their weight management plan. These products provide interactive and personalized resources that allow users to follow our weight management program via our web-based and mobile app products.

Our Online subscription products are based on the Weight Watchers approach to weight management and provide additional tools to our meetings members, as applicable. They help subscribers adopt a healthier and more active lifestyle and positive mindset, and adopt healthy habits, with a view toward long-term behavior modification—a key aspect of the Weight Watchers approach toward sustainable weight loss. These products provide subscribers with web and mobile app content, functionality and resources and interactive mobile and web-based weight management plans. We believe our personalized and interactive Online subscription products give subscribers an engaging weight management experience. Our online community, which can be accessed via the web and the Connect feature in our mobile app, gives our subscribers a way to stay virtually connected, and support and motivate each other.

We believe that mobile weight management tools and resources are an important market opportunity for us. Our mobile phone (iPhone® and Android™) and iPad® apps provide commitment plan purchasers and Online subscribers with access to a suite of weight-loss tools, such as recipe and tracking tools, as well as other helpful content and the ability to scan the barcodes of food products for their SmartPoints values. We are continuing to upgrade the design, usability and features of, as well as improve the capabilities of, our digital products, including integrating with popular activity-tracking devices and wireless weight scales. As of the end of fiscal 2017, we had approximately 2.0 million Online subscribers.

Our Consumer Product Sales

We sell a range of consumer products, including bars, snacks, cookbooks, food and restaurant guides with SmartPoints values and Weight Watchers magazines, and certain third-party products. These products complement our weight management program and help our customers in their weight management efforts. We have focused on selling products that drive recurring purchases. Our products are designed to be high quality and offer benefits related to the Weight Watchers program.

We sell our products through our meetings business, online and to our franchisees. Excluding sales to or by our franchisees, in fiscal 2017, sales of products in our meetings business and online represented approximately 13.2% of our revenues. We seek to optimize our product offerings by updating existing products, selectively introducing new products and sharing best practices across geographies. Additionally, non-members and non-subscribers can also purchase our products through our ecommerce platforms.

Licensing and Endorsements

We license the Weight Watchers trademarks and our other intellectual property in certain categories of food, beverages and other relevant consumer products and services. We also endorse carefully selected branded consumer products and services. By partnering with carefully selected companies in categories relevant and helpful to weight- and health-conscious consumers, we have a high margin licensing business that gives us access to these consumers and also increases the awareness of our brands. In connection with our acquisition from the H.J. Heinz Company, or Heinz, in September 1999, Heinz received a perpetual royalty-free license to continue using our brand in certain food categories. We believe that the strength of the Weight Watchers brands will create new long-term licensing and partnership opportunities for us.

Publishing

Weight Watchers magazines are published in most of our major markets. We also issue other publications, such as cookbooks and food and restaurant guides with SmartPoints values, which complement our weight management program.

Health Solutions

As healthcare costs continue to be a significant concern on the minds of employers and their employees, we believe that our broad range of services and products uniquely positions us to serve the market and help employers reduce their healthcare costs and improve the overall well-being of their employees. Our strategy is focused on leveraging our organizational capability to serve companies of every size and type by offering convenient and flexible weight-loss solutions that include workplace meetings, local community meetings and access to Weight Watchers Online.

We believe the healthcare market represents an important channel to reach new consumers. We continue to explore different approaches to this market.

Our Clinical Efficacy and Reputation in the Marketplace

Weight Watchers is one of the most clinically-studied commercial weight management programs, with dozens of peer-reviewed publications in the last 20 years. For example, in 2017, a randomized controlled trial conducted by research teams at the University of Cambridge, the University of Liverpool and the University of Oxford and partially funded by us was published in The Lancet and found that adults with obesity referred to Weight Watchers for one year lost significantly more weight and were able to keep it off for longer compared to those who either received brief advice and self-help materials, or who were referred to a 12-week Weight Watchers program. It also found that those adults on both the 12- and 52-week Weight Watchers program had greater blood sugar control and greater reductions in body fat than those on the brief intervention program. In 2016, a randomized controlled trial conducted by the Indiana University School of Medicine and funded by us was published in the American Journal of Public Health and found that adults with prediabetes following the Weight Watchers for Prediabetes program lost significantly more weight and experienced better blood sugar control than those following a self-initiated diabetes prevention program using supplemental counseling materials. Similarly, in 2016, a randomized controlled trial conducted by The Medical University of South Carolina and funded by us was published in Obesity and found that adults with Type 2 diabetes who followed the Weight Watchers for Diabetes program lost significantly more weight and experienced better blood sugar control than those in a standard diabetes care program.

In 2017, a six-month clinical trial of the WW Freestyle program conducted by the University of North Carolina Weight Research Lab and funded by us found that participants on the program experienced an average weight loss of 7.9% after six months, and among those participants who reported trying to lose weight in the past, 82.2% of participants reported that the program is easier to do and 92.6% reported that it gives them more flexibility in their food choices compared to other times they have tried to lose weight in the past. Our efficacy and the value of our offerings are also well-acknowledged in the marketplace. For instance, in 2018, we again were recognized by U.S. News & World Report in the “2018 Best Diets” rankings, including ranking #1 for “Best Weight-Loss Diet” and “Best Commercial Diet Plan” and tying for #1 for “Best Fast Weight-Loss Diet.”

Marketing and Promotion

Our communications with consumers and other promotional efforts enhance our brand image and awareness, and motivate both former and potential new customers to join Weight Watchers meetings or purchase our Online products. In October 2015, we entered into a Strategic Collaboration Agreement with Oprah Winfrey, pursuant to which, among other things, Ms. Winfrey provides us with services in her discretion to promote the Company and our programs, products and services, including in advertisements and promotions, and making personal appearances on our behalf. For example, in fiscal 2018, as part of our collaboration with Ms. Winfrey, she is appearing in our advertising campaign in the United States. Further information on this agreement and our partnership with Ms. Winfrey can be found below under “—History—Winfrey Transaction.”

We advertise primarily in national media vehicles (television, digital, print, radio, etc.), which are selected based on their efficiency and effectiveness in reaching our target audience. We develop and maintain a high level of engagement with current and potential customers on various social media platforms including Facebook, Instagram and Twitter. While our traditional advertising schedule generally supports the three key marketing campaigns of the year, winter, spring and fall, we communicate with consumers in the digital space throughout the year. Also, we utilize brand ambassadors, spokespersons and social media influencers, including from time to time celebrities, as part of our advertising and marketing.

In addition to the above advertising channels, we take advantage of other channels for which we are uniquely positioned given our long history and network of Weight Watchers leaders, members and subscribers. The word of mouth generated by our current and former customers, combined with our strong brand and known effectiveness, enable us to attract new and returning customers. We also carry out many of our key public relations initiatives through the efforts of current and former Weight Watchers leaders, members and subscribers, including from time to time celebrities.

Additionally, Weight Watchers Magazine reinforces the value of our brand and serves as an important marketing tool to both current and potential customers. We also utilize mailing campaigns and the WeightWatchers.com website to attract new and returning customers and to engage current customers.

Seasonality

Our business is seasonal due to the importance of the winter season to our overall recruitment environment. Our advertising schedule generally supports the three key recruitment-generating seasons of the year: winter, spring and fall, with winter having the highest concentration of advertising spending.

Competition

We compete in the global weight management and wellness market. The weight management and wellness industries include commercial weight management programs; hardware and software-based mobile app and web-based weight management programs and approaches; surgical procedures; the pharmaceutical industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines, websites and social media groups; dietary supplements and meal replacement products; healthy living services, products and publications; weight management services administered by doctors, nutritionists and dieticians; government agencies and non-profit groups that offer weight management services; fitness centers and national drug store chains.

Competition among commercial weight management programs is largely based on program recognition and reputation and the effectiveness, safety and price of the program. In the United States, we compete with several other companies in the commercial weight management industry, although we believe that their businesses are not comparable to ours. For example, many of these competitors’ businesses are based on the sale of pre-packaged meals and meal replacements. In conjunction with a flexible food plan that allows customers the freedom to choose what they eat, our program uses group support and interactive, member-driven discussions to encourage learning and behavior modification to help our customers move towards a healthier, more active, more fulfilling life and adopt healthy habits. There are no significant group education-based competitors in any of our major markets, except in the United Kingdom.

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

In connection with Ms. Winfrey’s purchase of our common stock and the grant of the Winfrey Option described above, Artal Luxembourg entered into a Voting Agreement with Ms. Winfrey on October 18, 2015, or the Voting Agreement, pursuant to which Ms. Winfrey agreed to vote all of her common stock or preferred stock of the Company and other securities convertible into or exercisable or exchangeable for any common stock or preferred stock of the Company so as to elect as directors such nominees designated by Artal. The Voting Agreement terminates on the date that any of the following occurs: (i) Artal (and certain permitted transferees) and Ms. Winfrey (and certain permitted transferees) collectively own less than 50% of our issued and outstanding common stock, (ii) Ms. Winfrey then has the right to be nominated as a director and has met certain eligibility requirements under the Winfrey Purchase Agreement, but is not elected as a director of the Company, (iii) Ms. Winfrey (and certain permitted transferees) collectively own less than 1% of our issued and outstanding common stock, (iv) the voting and related arrangements in the Voting Agreement, in our reasonable determination, constitutes a “change of control” in any of our debt agreements or (v) the parties to the Voting Agreement terminate such agreement by written consent.

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

Regulation

A number of laws and regulations govern our advertising and marketing, services, products, operations and relations with consumers, licensees, franchisees, employees and other service providers and government authorities in the countries in which we operate. Certain federal, state and foreign agencies, such as the U.S. Federal Trade Commission, or FTC, and the U.S. Food and Drug Administration, or FDA, regulate and enforce such laws and regulations relating to advertising and marketing, promotions, packaging, privacy, consumer pricing and billing arrangements and other consumer protection matters. We are subject to many distinct employment, labor, commercial, benefits and tax laws and regulations in each country in which we operate, including regulations affecting our employment and wage and hour practices and our relations with our employees and service providers. Laws and regulations directly applicable to data protection and communications, operations or commerce over the Internet, such as those governing intellectual property, privacy and taxation, continue to evolve. Our operations are subject to these laws and regulations and we continue to monitor their development and our compliance. In addition, we are subject to other laws and regulations in the United States and internationally.

During the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order required us to comply with certain procedures and disclosures in connection with our advertisements of services and products and expired by its terms in 2017. From time to time, we have been in discussions with the FTC regarding such matters.

Employees and Service Providers

As of December 30, 2017, we had approximately 18,000 employees, a majority of whom were part-time employees. In addition, in certain of our markets, our service providers are self-employed and are not included in this total. We consider our relations with our employees and service providers to be satisfactory.

Available Information

Corporate information and our press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments thereto, are available free of charge on our website at www.weightwatchersinternational.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (i.e., generally the same day as the filing), or the SEC. Moreover, we also make available at that site the Section 16 reports filed electronically by our officers, directors and 10 percent shareholders. Usually these reports are publicly accessible no later than the business day following the filing.

We use our website at www.weightwatchersinternational.com and our corporate Facebook page (www.facebook.com/weightwatchers), Instagram account (Instagram.com/weightwatchers) and Twitter account (@weightwatchers) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels shall not be deemed to be incorporated herein by reference.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K includes “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, in particular, the statements about our plans, strategies and prospects under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have generally used the words “may,” “will,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this Annual Report on Form 10-K and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in these forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	competition from other weight management and wellness industry participants or the development of more effective or more favorably perceived weight management methods;
•

our ability to continue to develop new, innovative services and products and enhance our existing services and products or the failure of our services, products or brands to continue to appeal to the market, or our ability to successfully expand into new channels of distribution or respond to consumer trends;

•	the ability to successfully implement new strategic initiatives;
•	the effectiveness of our advertising and marketing programs, including the strength of our social media presence;
•	the impact on our reputation of actions taken by our franchisees, licensees, suppliers and other partners;
•	the impact of our substantial amount of debt, and our debt service obligations and debt covenants;
•	the inability to generate sufficient cash to service our debt and satisfy our other liquidity requirements;
•	uncertainties regarding the satisfactory operation of our technology or systems;
•	the impact of security breaches or privacy concerns;
•	the recognition of asset impairment charges;
•	the loss of key personnel, strategic partners or consultants or failure to effectively manage and motivate our workforce;
•	the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;
•	the expiration or early termination by us of leases;
•	risks and uncertainties associated with our international operations, including regulatory, economic, political and social risks and foreign currency risks;
•	uncertainties related to a downturn in general economic conditions or consumer confidence;
•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the anticipated benefits of such businesses;
•	the seasonal nature of our business;
•	the impact of events that discourage or impede people from gathering with others or accessing resources;
•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;
•	the outcomes of litigation or regulatory actions;
•	the impact of existing and future laws and regulations;
•	our failure to maintain effective internal control over financial reporting;

•	the possibility that the interests of Artal, who effectively controls us, will conflict with other holders of our common stock; and
•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

Competition from other weight management and wellness industry participants or the development of more effective or more favorably perceived weight management methods could result in decreased demand for our services and products.

The weight management and wellness marketplace is highly competitive. We compete against a wide range of providers of weight management services and products. Our competitors include: commercial weight management programs; hardware and software-based mobile app and web-based weight management programs and approaches; surgical procedures; the pharmaceutical industry; self-help weight management regimens and other self-help weight management products, services and publications, such as books, magazines, websites and social media groups; dietary supplements and meal replacement products; healthy living services, products and publications; weight management services administered by doctors, nutritionists and dieticians; government agencies and non-profit groups that offer weight management services; fitness centers and national drug store chains. Additional competitors may emerge as new or different weight management services, products or methods are developed and marketed. Furthermore, existing competitors may enter new markets or expand their offerings. More effective or more favorably perceived diet and weight management methods, including pharmaceutical treatments, fat and sugar substitutes or other technological and scientific advancements in weight management methods, also may be developed. This competition may reduce demand for our services and products.

The purchasing decisions of weight management and healthy living consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs, cost, consumer trends and perception of the efficacy of the service and product offerings. Moreover, consumers can, and frequently do, change approaches easily and at little cost. For example, fad diets and weight loss trends, such as low-carbohydrate diets, have adversely affected our revenues from time to time. More recently, our revenue was adversely affected by the popularity of mobile technology, which has led to increased trial of free mobile and other weight management apps and activity monitors. Any decrease in demand for our services and products may adversely affect our business, financial condition or results of operations.

If we do not continue to develop new, innovative services and products or if our services, products or brands do not continue to appeal to the market, or if we are unable to successfully expand into new channels of distribution or respond to consumer trends, our business may suffer.

The weight management and wellness marketplace is subject to changing consumer demands based, in large part, on the efficacy and popular appeal of weight management and healthy living programs. The popularity of weight management and healthy living programs is dependent, in part, on their ease of use, cost and channels of distribution as well as consumer trends. For example, consumers are increasingly focusing on more integrated lifestyle and fitness approaches and may associate our program with just food, nutrition and diet, which could adversely impact its popularity. Our future success depends on our ability to continue to develop and market new, innovative services and products and to enhance our existing services and products, each on a timely basis, to respond to new and evolving consumer demands, achieve market acceptance and keep pace with new nutritional, weight management, healthy living, technological and other developments. We may not be successful in developing, introducing on a timely basis or marketing any new or enhanced services and products. Additionally, new or enhanced services or products may not appeal to the market or the market’s perception of us.  As we announce new articulations of our brands and we adopt new trademarks, the marketplace may not embrace or accept them and it may take time to build their reputation and goodwill, both with consumers and with our partners. Our future success also will depend, in part, on our ability to successfully distribute our services and products through appealing channels of distribution, such as mobile or social media. Our failure to develop new, innovative services and products and to enhance our existing services and products, the failure of our services, products or brands to continue to appeal to the market or the failure to expand into appealing new channels of distribution could have an adverse impact on our ability to attract and retain members and subscribers and thus adversely affect our business, financial condition or results of operations.

We may not be able to successfully implement new strategic initiatives, which could adversely impact our business.

We are continuously evaluating changing consumer preferences and the competitive environment of the weight management and healthy living marketplace and seeking out opportunities to improve our performance through the implementation of selected strategic initiatives, such as our healthcare initiative. The goal of these efforts is to develop and implement a comprehensive and competitive business strategy which addresses the continuing changes in the weight management and healthy living marketplace and our position within that marketplace. For example, as the healthcare industry continues to evolve its response to the obesity epidemic so do the requirements, both regulatory and business, for providers. If we do not successfully meet these requirements, we may not be perceived as an appropriate partner for certain purposes. We may not be able to successfully implement our strategic initiatives and realize the intended business opportunities, growth prospects, including new business channels, and competitive advantages. Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying expected financial results or consumer demand may not be met or economic conditions may deteriorate. We also may be unable to attract and retain highly qualified and skilled personnel to implement our strategic initiatives. If these or other factors limit our ability to successfully execute our strategic initiatives, our business activities, financial condition or results of operations may be adversely affected.

Our business depends on the effectiveness of our advertising and marketing programs, including the strength of our social media presence, to attract and retain members and subscribers.

Our business success depends on our ability to attract and retain members to our meetings and subscribers to our Online products. Our ability to attract and retain members and subscribers depends significantly on the effectiveness of our advertising and marketing practices. From time-to-time, we use the success stories of our members and subscribers, and utilize brand ambassadors, spokespersons and social media influencers, including in some cases celebrities, in our advertising and marketing programs to communicate on a personal level with consumers. Actions taken by these individuals that harm their personal reputation or image, or include the cessation of using our services and products, could have an adverse impact on the advertising and marketing campaigns in which they are featured. We, and from time-to-time our brand ambassadors, spokespersons and social media influencers, also use social media channels as a means of communicating with consumers. Unauthorized or inappropriate use of these channels could result in harmful publicity or negative consumer experiences, which could have an adverse impact on the effectiveness of our marketing in these channels. In addition, substantial negative commentary by others on social media platforms could have an adverse impact on our reputation and ability to attract and retain members and subscribers. If our advertising and marketing campaigns do not generate a sufficient number of members and subscribers, our business, financial condition and results of operations will be adversely affected.

The Weight Watchers reputation could be impaired due to actions taken by our franchisees, licensees, suppliers and other partners.

We believe that the Weight Watchers brands, including their widespread recognition and strong reputation and goodwill in the market, are one of our most valuable assets and they provide us with a competitive advantage. Our franchisees operate their businesses under our brands. In addition, we license the Weight Watchers trademarks to third parties for the manufacture and sale in retail stores by such parties of a variety of goods, including food products, and also endorse third-party branded consumer products and services. We also sell through a variety of channels, including in our meeting rooms, food and non-food products manufactured by third-party suppliers. Our franchisees, licensees, suppliers and other partners are independent third parties with their own financial objectives, third-party relationships and brand associations. Actions taken by them, including violations of generally accepted ethical business practices or breaches of law or contractual obligations, such as not following our program or not maintaining our quality and safety standards, could harm our reputation. Also, Weight Watchers products may be subject to product recalls, brand confusion, litigation or other deficiencies, which could harm our brands. Any negative publicity associated with these actions or these third parties would adversely affect our reputation and may result in decreased recruitment, meeting attendance, Online product subscriptions and product sales and, as a result, lower revenues and profits.

Our substantial amount of debt and our debt service obligations could adversely affect our financial condition, and the restrictions of our debt covenants could impede our operations and flexibility.

As of December 30, 2017, our total debt was $1,865.0 million. In addition, at December 30, 2017, we had $123.7 million available under our revolving credit facility. $1,565.0 million of our debt consists of variable-rate instruments so we are subject to the risk of higher interest rates. We seek to manage our exposure to interest rates through interest rate swaps. At the end of fiscal 2017, we had in effect an interest rate swap with a notional amount of $1.25 billion.

Our high degree of debt leverage could have significant consequences, including the following:

•

requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including the borrowings under our credit facilities, are at variable rates of interest;
•

making it more difficult for us to make payments and otherwise satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default;

•

restricting our ability and flexibility to make strategic acquisitions and to take advantage of other strategic opportunities to grow our business funded by significant additional indebtedness or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and other general corporate purposes;
•

limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may be less leveraged or may have greater financial resources than us;

•	increasing our vulnerability to general adverse economic and industry conditions; and
•	limiting, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds on commercially reasonable terms, if at all.

Our credit facilities and the indenture governing our notes permit us to incur additional indebtedness in the future.  If we incur additional indebtedness, the risks we face as a result of our leverage could intensify.

While there is no net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) leverage ratio maintenance requirement on the debt outstanding under our credit facilities, our credit facilities and the indenture governing our notes contain customary covenants for a non-investment grade company, including covenants that in certain circumstances restrict our ability to incur additional indebtedness and liens, pay dividends on and redeem capital stock, make investments, sell our assets and enter into acquisitions, mergers and transfers of all or substantially all of our assets, prepay subordinated debt and enter into transactions with affiliates, in each case subject to baskets, thresholds and other exceptions. Under the terms of our credit facilities, depending on our leverage ratio, we are obligated to offer to prepay our term loan facilities in an aggregate amount determined by our excess cash flow. In addition, our revolving credit facility includes a maintenance covenant that requires compliance with certain first lien secured net leverage ratios when the aggregate principal amount of all revolving loans plus available, undrawn letters of credit and unreimbursed letters of credit (subject to customary exceptions and thresholds) exceeds 33 1/3% of the amount of the lenders’ revolving commitments.

Our failure to comply with these covenants could result in an acceleration of our debt, cause cross-defaults under our other debt, lead to the foreclosure on assets collateralizing secured debt (and the lenders of that secured debt would rank ahead of the holders of unsecured debt, including our notes, in the proceeds of those assets) and result in our lenders terminating all commitments to extend further credit. If our indebtedness is accelerated, we may not be able to repay our indebtedness, and we may not be able to borrow sufficient funds to refinance such indebtedness. Any such prepayment or refinancing could adversely affect our financial condition and liquidity. In addition, if we incur additional debt in the future, we may be subject to additional covenants, which may be more restrictive than those to which we are currently subject.

We may not be able to generate sufficient cash to service all of our debt and satisfy our other liquidity requirements.

Our ability to make scheduled payments on or to refinance our debt obligations and to fund our planned capital expenditures and other ongoing liquidity needs depends on our future performance, which may be affected by financial, business, economic, demographic and other factors, such as attitudes toward weight management and pressure from our competitors. We have a term loan facility in an aggregate principal amount of $1,540.0 million due in November 2024, a revolving credit facility of $150.0 million due in November 2022 and $300.0 million in aggregate principal amount of outstanding 8.625% senior notes due in December 2025. We expect to pay the principal and interest due on the term loan facility and our notes from a combination of our cash flows provided by operating activities and by opportunistically using other means to repay or refinance our obligations as we determine appropriate. There can be no assurance that we will maintain a level of cash flows provided by operating activities in an amount sufficient to permit us to pay the principal and interest on all of our outstanding debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability, if any, to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt, if available on acceptable terms or at all, could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. In addition, any deterioration in our performance may result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness or the ability to refinance our debt obligations on favorable terms or at all.

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

As a result of such possible defects, failures, interruptions or other problems, our services and products could be rendered unreliable or be perceived as unreliable by customers, which could result in harm to our reputation and brands. Any failure of our technology or systems could result in an adverse impact on our business.

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

Many jurisdictions require that customers be notified if a security breach results in the disclosure of their personal financial account or other information, and additional jurisdictions and governmental entities are considering such laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach and such notice or public disclosure is required in the future, our reputation and our business may be harmed. Prospective and existing customers and clients may have concerns regarding our use of private information or data collected on our websites or through our services and products, such as weight management information, financial data, email addresses and home addresses. These privacy concerns could keep customers and clients from using our websites or purchasing our services or products, and third parties from partnering with us.

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

In accordance with GAAP (as defined hereafter), we perform impairment reviews of our indefinite-lived assets, which include franchise rights acquired and goodwill, on at least an annual basis or more often if events so require. We also continually evaluate whether current factors or indicators, such as the deterioration in relevant, country macroeconomic conditions, an increased competitive environment, a decline in our financial performance, and/or other prevailing conditions in the capital markets, require the performance of an interim impairment assessment of those assets. The process of testing franchise rights acquired, goodwill and other indefinite-lived assets for impairment involves numerous judgments, assumptions and estimates made by management which inherently reflect a high degree of uncertainty. Certain factors, including the future profitability of our businesses, the price of our stock and macroeconomic conditions (both at the global and local levels), might have a negative impact on the fair value of these assets. In fiscal 2017, we recorded a $13.3 million impairment charge for goodwill related to our Brazil reporting unit. We may incur additional impairment charges in the future, which would have an adverse impact on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II of this Annual Report on Form 10-K for additional information.

Additionally, we evaluate definite-lived assets, both tangible, which includes our physical plant and equipment, and intangible, which includes both internally developed and purchased software, for impairment by comparing the net realizable value of the asset to the carrying value of the capitalized cost. If the value of those assets is not deemed to be recoverable, an assessment of the fair value of those assets is performed and to the extent the carrying value exceeds the fair value an impairment charge is recognized. Should our investment in capitalized definite-lived assets become impaired, there would also be an adverse impact on our results of operations.

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

We also depend heavily upon our service providers to support our customers in their weight management efforts. If we fail to appropriately manage and motivate our service providers, we may not be able to adequately service our customers which could negatively impact our sales of services and products. Changes in factors such as overall unemployment levels, local competition for qualified personnel, prevailing wage rates and employment law, as well as rising employee benefits costs, including insurance in the areas in which we operate, could increase our labor costs and interfere with our ability to adequately retain qualified individuals to provide support to customers. Additionally, our inability to attract and retain qualified service providers could delay or hinder our successfully executing our strategic initiatives.

The inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us, could have a material adverse effect on our financial results.

We have entered into licensing and endorsement relationships with numerous partners for the distribution and sale of certain products and services that are relevant and helpful to weight- and health-conscious consumers. These arrangements are typically for fixed terms, following which the parties decide whether to extend the term of the arrangement. There is no guarantee that we will reach mutually agreeable terms with our partners for extending an arrangement. Similarly, in those instances where a licensee enjoys the option to extend the term of a license as a result of having achieved certain conditions, there is no guarantee that the licensee will avail itself of such option. Our financial results could be materially adversely affected if we are unable to extend a licensing or endorsement arrangement, if we are unable to do so on terms favorable to us, or if we cannot locate a suitable alternative to an incumbent licensee who has decided not to renew its arrangement.

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

The international nature of our operations involves a number of risks, including changes in U.S. and foreign regulations, tariffs, taxes and exchange controls, economic downturns, inflation and political and social instability in the countries in which we operate and our dependence on foreign personnel. Foreign regulations may also restrict our ability to operate in some countries, acquire new businesses, recur bill our customers or repatriate cash from foreign subsidiaries back to the United States. If we expand our operations into additional foreign countries, we may be subject to additional risks, including the ability to successfully adapt to local culture and navigate regulatory, economic, political and social risks. We cannot be certain that we will be able to enter and successfully compete in additional foreign markets or that we will be able to continue to compete in the foreign markets in which we currently operate.

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

We have experienced and expect to continue to experience fluctuations in our quarterly results of operations due to the seasonal nature of our business. Typically, the first quarter of the fiscal year, known as our winter season, is the most important quarter for recruitments. Given the subscription nature of our products, failure to realize recruitments during the winter season could negatively impact our performance for the remainder of the year. This seasonality could cause our share price to fluctuate as the results of an interim financial period may not be indicative of our full year results. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis.

Any event that discourages or impedes people from gathering with others or accessing resources could adversely affect our business.

Our business is subject to conditions beyond our control, including extreme weather, terrorism, health epidemics, loss of resources such as electricity and internet connections, national disasters and other extraordinary events, that may prevent or impede meeting attendance or accessing our Online products. The occurrence of any event that discourages people from gathering with others or impedes their ability to access our services and products could adversely affect our business, financial condition or results of operations.

Third parties may infringe on our brands and other intellectual property rights, which may have an adverse impact on our business.

We currently rely on a combination of trademark, copyright, trade dress, trade secret, patent and other intellectual property laws and domain name dispute resolution systems to establish and protect our proprietary rights, including our brands. If we fail to successfully enforce our intellectual property rights, the value of our brands, services and products could be diminished and our business may suffer. Our precautions may not prevent misappropriation of our intellectual property, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Any legal action that we may bring to protect our brands and other intellectual property could be unsuccessful and expensive and could divert management’s attention from other business concerns. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property, especially in Internet-related businesses, are uncertain and evolving. These evolving legal standards may not sufficiently protect our intellectual property rights in the future.

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

From time to time, we may be a party to lawsuits and regulatory actions relating to our business operations. For example, in the past, we have had disputes with our franchisees regarding operations and other contractual issues. Due to the inherent uncertainties of legal actions and regulatory proceedings, we cannot predict their outcomes with certainty. Therefore, it is possible that our results of operations, financial condition or cash flows could be adversely affected by the unfavorable resolution of one or more legal or regulatory actions. As we expand our wellness offerings, consumers may misconstrue our program as providing medical advice. As we clearly state in our consumer communications, most of our service providers do not have extensive training or certification in nutrition, diet or health fields beyond the training they receive from us. Despite our disclaimers, as more customers come to us seeking a healthy lifestyle, they may misperceive that our service providers are providing medical advice regarding weight loss and related topics. We may also be subject to claims that our service providers have provided inappropriate advice or have inappropriately referred or failed to refer customers to health care providers when needed. Regardless of the outcome of any legal action or regulatory proceeding, such actions and proceedings could result in substantial costs and may require that our management devote substantial time and resources to defend us. For example, the previously disclosed adverse UK tax ruling relating to the self-employment status of our UK leaders resulted in an aggregate adverse charge of approximately $37.0 million.

Our business is subject to legislative and regulatory restrictions.

A number of laws and regulations govern our advertising and marketing, services, products, operations and relations with consumers, licensees, franchisees, employees and other service providers, and government authorities in the countries in which we operate.

Certain federal, state and foreign agencies, such as the FTC and FDA, regulate and enforce such laws and regulations relating to advertising and marketing, promotions, packaging, privacy, consumer pricing and billing arrangements, and other consumer protection matters. A determination by a federal, state or foreign agency, or a court in connection with a governmental enforcement action or private litigation, that any of our practices do not meet existing or new laws or regulations could result in liability, adverse publicity, and restrictions of our business operations. For example, during the mid-1990s, the FTC filed complaints against a number of commercial weight management providers alleging violations of federal law in connection with the use of advertisements that featured testimonials, claims for program success and program costs. In 1997, we entered into a consent order with the FTC settling all contested issues raised in the complaint filed against us. The consent order required us to comply with certain procedures and disclosures in connection with our advertisements of services and products and expired by its terms in 2017.

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

Laws and regulations directly applicable to communications, operations or commerce over the Internet, such as those governing intellectual property, privacy and taxation, continue to evolve. For example, a new general data protection regulation is expected to take effect in the European Union in 2018. If we are required to comply with new laws or regulations or interpretations of existing laws or regulations that differ from our interpretations, or if we are unable to comply with these laws, regulations or interpretations, our business and results of operations could be adversely affected.

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

A group comprised of Artal and Ms. Winfrey controls a majority of the voting power of our outstanding common stock. Under the New York Stock Exchange, or the NYSE, rules, a listed company of which more than 50% of the voting power for the election of directors is held by another person or group of persons acting together is a “controlled company” and such a company may elect not to comply with certain NYSE corporate governance requirements, including (1) the requirement that a majority of the Board of Directors consist of independent directors, (2) the requirement that the Board of Directors should have a nominating and corporate governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (3) the requirement that the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (4) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisors and (5) the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees. We have elected to be treated as a “controlled company.” Accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

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

Raymond Roberts v. Weight Watchers International, Inc.

On January 7, 2016, an OnlinePlus member filed a putative class action complaint against the Company in the Supreme Court of New York, New York County, asserting class claims for breach of contract and violations of the New York General Business Law. On February 5, 2016, the Company removed the case to the United States District Court, Southern District of New York. On March 18, 2016, the plaintiff filed an amended complaint, alleging that, as a result of the temporary glitches in the Company’s website and app in November and December 2015, the Company has: (1) breached its Subscription Agreement with its OnlinePlus members; and (2) engaged in deceptive acts and practices in violation of Section 350 of the New York General Business Law. The plaintiff is seeking unspecified actual, punitive and statutory damages, as well as his attorneys’ fees and costs incurred in connection with this action. The Company filed a motion to dismiss on May 6, 2016. The plaintiff filed his opposition papers on June 9, 2016 and the Company filed its reply papers on June 23, 2016. The Court granted the Company’s motion to dismiss on November 14, 2016. On November 16, 2016, the plaintiff filed a timely notice of appeal of the Court’s decision to the Second Circuit Court of Appeals and on January 31, 2017, the plaintiff filed his brief in support of appeal. The Company filed its opposition brief on April 5, 2017, and the plaintiff filed his reply brief on April 25, 2017. On October 25, 2017, the Second Circuit conducted oral arguments on the plaintiff’s appeal. On November 2, 2017, the Second Circuit issued its decision denying the plaintiff’s appeal and affirming the lower court’s dismissal of the case.  The plaintiff had until November 16, 2017 to file a petition for a rehearing with the Second Circuit, or until January 31, 2018 to file a petition for appeal with the United States Supreme Court. The plaintiff failed to take either action, and the matter is now closed.

Other Litigation Matters

Due to the nature of the Company’s activities, it is also, at times, subject to pending and threatened legal actions, including patent and other intellectual property actions, that arise out of the ordinary course of business. In the opinion of management, the disposition of any such matters is not expected, individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that the Company’s results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.

Item 4.	Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

Pursuant to General Instruction G(3) to Form 10-K, certain of the information regarding our directors and executive officers required by Items 401(a), (b) and (e) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

Set forth below are the names, ages as of December 30, 2017 and current positions of our executive officers and directors. Directors are elected at the annual meeting of shareholders. Executive officers are appointed by, and hold office at, the discretion of our Board of Directors.

Name	Age	Position
Mindy Grossman	60	President and Chief Executive Officer, Director
Nicholas P. Hotchkin	52	Chief Financial Officer
Michael F. Colosi	52	General Counsel and Secretary
Stacey Mowbray	55	President, Americas
Corinne Pollier(-Bousquet)	53	President, International
Raymond Debbane(1)	62	Chairman of the Board of Directors
Steven M. Altschuler, M.D.(1)(2)	64	Director
Philippe J. Amouyal(1)	59	Director
Cynthia Elkins(2)	52	Director
Jonas M. Fajgenbaum	45	Director
Denis F. Kelly(2)	68	Director
Sacha Lainovic	61	Director
Thilo Semmelbauer	52	Director
Christopher J. Sobecki	59	Director
Oprah Winfrey	63	Director

(1)     Member of Compensation and Benefits Committee.

(2)	Member of Audit Committee.

Mindy Grossman.  Ms. Grossman has served as a director and our President and Chief Executive Officer since July 2017. Prior to joining us, she served as Chief Executive Officer of HSN, Inc., an interactive, multichannel retailer of fashion, household and lifestyle products, and a member of its Board of Directors from August 2008 to May 2017. Prior to joining HSN, she served as Chief Executive Officer of IAC Retailing, a business segment of HSN’s former parent company, IAC/InterActiveCorp, a media and internet company, from April 2006 to August 2008, and Global Vice President of Nike, Inc.’s apparel business from October 2000 to March 2006. Earlier in her career, Ms. Grossman held various other executive positions in the retail industry, including President and CEO of Polo Jeans Company, Vice President of New Business Development at Polo Ralph Lauren Corporation, President of Chaps Ralph Lauren, and Senior Vice President of Menswear for Warnaco, Inc. Ms. Grossman is a director of Bloomin’ Brands, Inc. and Fanatics, Inc. She also serves as Vice Chairman for UNICEF USA.

Nicholas P. Hotchkin.  Mr. Hotchkin has served as our Chief Financial Officer since August 2012. He served as a member of our Interim Office of the Chief Executive Officer from September 2016 to July 2017. Prior to joining us, Mr. Hotchkin had spent several years at Staples, Inc., a global leader in the office supply industry. Most recently, Mr. Hotchkin served as Senior Vice President of Finance for the U.S. Retail division of Staples based in Massachusetts, a position he held from May 2010 to August 2012. Before assuming that position, he had been Senior Vice President of Finance and Treasurer of Staples, a position he held from November 2006 to April 2010. Prior to joining Staples, Mr. Hotchkin held several corporate finance positions with Delphi Corporation and General Motors Corporation including assignments in the United States, Asia and Europe. Mr. Hotchkin received a B.A. in Economics from Harvard College and an M.B.A. from the Harvard Business School.

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

Corinne Pollier(-Bousquet).  Ms. Pollier has served as our President, International since March 2016. Prior to that time, Ms. Pollier served as our President, Continental Europe & Australia-New Zealand from January 2014 to March 2016, our President, Continental Europe from May 2013 to January 2014, our Senior Vice President of France and Switzerland from October 2008 to May 2013 and our General Manager of France from October 2003 to October 2008. Prior to joining us, from 1991 to 2003, Ms. Pollier was with VIVARTE Group (France), a European retailer of footwear and apparel, where she held various positions in the finance and planning analysis department from 1991 to 1995, various senior positions in the organization and strategy department from 1995 to 2000 and as General Manager of Kookai from 2001 to 2003. Ms. Pollier also held various product management and project management positions for the central buying office of Le Printemps department stores from 1987 to 1991. Ms. Pollier holds a Masters in Management from the HEC Business School Paris.

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

Steven M. Altschuler, M.D.  Dr. Altschuler has been a director since September 2012. Dr. Altschuler currently serves as Chair of the Board of Directors of Spark Therapeutics, Inc. He previously served as a consultant to the University of Miami Health Care System from September 2017 through December 2017, the Chief Executive Officer of University of Miami Health Care System and Executive Vice President for Healthcare at the University of Miami from January 2016 to September 2017, and the Chief Executive Officer of The Children's Hospital of Philadelphia (CHOP) from April 2000 until June 2015. Prior to assuming the role of Chief Executive Officer, Dr. Altschuler held several positions at CHOP and the Perelman School of Medicine at the University of Pennsylvania, including Physician-in-Chief/ Chair of Pediatrics and chief of the Division of Gastroenterology, Hepatology and Nutrition. Dr. Altschuler received a B.A. in mathematics and an M.D. from Case Western Reserve University.

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

Cynthia Elkins. Ms. Elkins has been a director since March 2014.  Since December 2017, Ms. Elkins has served as Chief Information Officer and Executive Vice President at Juno Therapeutics, Inc., a biopharmaceutical company.  Previously, Ms. Elkins served as Vice President of IT Americas from March 2011 through December 2016 and Senior Director of IT Enterprise Applications from December 2007 to February 2011 at Genentech, Inc., a biotechnology company and member of the Roche Group. Prior to joining Genentech, Ms. Elkins was Vice

President and General Manager of Supplier Solutions and Commerce Services at Ariba, Inc. and Vice President of Product Engineering at ATP Inc. Prior to that, she held various technology leadership positions at Aspect Telecommunications, VeriFone and Digital Equipment Corporation. Ms. Elkins received a B.S. in Applied Mathematics from the University of California, Los Angeles and an M.B.A. from Santa Clara University.

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

Denis F. Kelly.  Mr. Kelly has been a director since May 2015. Mr. Kelly is affiliated with, and has served as a Managing Partner of, Scura Partners Securities LLC, a private investment banking firm which he co-founded, since 2001. From 1993 to 2001, he was a Managing Director of Prudential Securities Incorporated. Previously, he served as the President and Chief Executive Officer of Denbrook Capital Corporation, a merchant banking firm, from 1991 to 1993. From 1980 to 1991, Mr. Kelly held various positions at Merrill Lynch, including Managing Director of Mergers and Acquisitions and Managing Director of Merchant Banking. Mr. Kelly began his investment banking career at Lehman Brothers in 1974. Mr. Kelly received a B.A. from Amherst College and an M.B.A. from the Wharton School of Business of the University of Pennsylvania. Mr. Kelly is also a director of MSC Industrial Direct Co., Inc., where he serves as a member of the Audit Committee and the chairman of the Compensation Committee. Mr. Kelly previously served as a director of Kenneth Cole Productions, Inc., which is no longer a public company.

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

Thilo Semmelbauer.  Mr. Semmelbauer has been a director since September 2016. He served as a member of our Interim Office of the Chief Executive Officer from September 2016 to July 2017. Since 2015, Mr. Semmelbauer has been a Venture Partner of Insight Venture Partners, a global private equity and venture capital firm. He has been involved in technology ventures for over 25 years. From 2010 to 2015, he served as President and Chief Operating Officer of Shutterstock, Inc., a global marketplace for licensing images, videos, and music to businesses worldwide. From 2009 to 2010, he served as Executive Vice President, Consumer Business, of TheLadders.com, a career management company. Mr. Semmelbauer was also Weight Watchers International, Inc.'s Global Chief Operating Officer from 2006 to 2008 and Chief Operating Officer for North America from 2004 to 2006, after serving as President and Chief Operating Officer of WeightWatchers.com from 2000 to 2004 when he was part of the founding team. He holds an A.B. in Electrical Engineering and Computer Science from Dartmouth College and a dual M.S. in Management and Electrical Engineering from the Massachusetts Institute of Technology.

Christopher J. Sobecki.  Mr. Sobecki has been a director since our acquisition by Artal Luxembourg on September 29, 1999. He served as a member of our Interim Office of the Chief Executive Officer from September 2016 to July 2017. Mr. Sobecki is a Managing Director of The Invus Group, LLC, which he joined in 1989. He received an M.B.A. from the Harvard Business School. He also obtained a B.S. in Industrial Engineering from Purdue University. Mr. Sobecki is a director of Lexicon Pharmaceuticals, Inc. and a number of private companies of which Artal or Invus, L.P. are shareholders.

Oprah Winfrey.  Ms. Winfrey has been a director since October 2015. Since January 2009, Ms. Winfrey has served as the Chairman of her cable network, OWN: Oprah Winfrey Network, taking on the role of Chief Executive Officer in July 2011. Previously, she founded Harpo, Inc. in 1986, under which she has launched numerous media and entertainment businesses, including O, The Oprah Magazine and Harpo Films, in addition to producing the award-winning talk show 'The Oprah Winfrey Show' for 25 years. Ms. Winfrey is a global media leader, philanthropist, producer and actress. She also has been serving as a member of the Smithsonian's advisory council since 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE. Our common stock trades on the NYSE under the symbol “WTW.”

The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported on the NYSE composite price history.

Fiscal 2017 (Year ended December 30, 2017)

	High	Low
First Quarter	$19.86	$11.02
Second Quarter	$34.22	$15.16
Third Quarter	$49.32	$32.16
Fourth Quarter	$54.47	$41.15

Fiscal 2016 (Year ended December 31, 2016)

	High	Low
First Quarter	$23.42	$10.03
Second Quarter	$16.13	$10.74
Third Quarter	$12.58	$9.37
Fourth Quarter	$12.65	$9.55

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg, or Artal Holdings, and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. We repurchased no shares of our common stock during the fourth quarter of fiscal 2017. As of the end of fiscal 2017, $208.9 million remained available to purchase shares of our common stock under the repurchase program.

Holders

The approximate number of holders of record of our common stock as of February 1, 2018 was 220. This number does not include beneficial owners of our securities held in the name of nominees.

Dividends

We do not currently pay a dividend and we have no current plans to pay dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the sole discretion of our Board of Directors, after taking into account our financial condition and results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, the provisions of Virginia law affecting the payment of distributions to shareholders and such other factors our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants in our existing indebtedness, including the New Credit Facilities (as defined below) and the indenture governing our notes, and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future.

Stock Performance Graph

The following graph sets forth the cumulative return on our common stock from December 28, 2012, the last trading day of our 2012 fiscal year, through December 29, 2017, the last trading day of our 2017 fiscal year, as compared to the cumulative return of the Standard & Poor’s 500 Index, or the S&P 500 Index, and the cumulative return of the Standard & Poor’s MidCap 400 Index, or the S&P MidCap 400 Index. We selected the S&P 500 Index because it is a broad index of equity markets. We selected the S&P MidCap 400 Index, which is generally comprised of issuers having a similar market capitalization with the Company at the times presented, because we believe that there are no other lines of business or published industry indices or peer groups that provide a more meaningful comparison of the cumulative return of our stock. The graph assumes that $100 was invested on December 28, 2012 in each of (1) our common stock, (2) the S&P 500 Index and (3) the S&P MidCap 400 Index, and that all dividends were reinvested.

	Cumulative Total Return ($)
Company/Index	12.28.12	12.27.13	1.2.15	12.31.15	12.30.16	12.29.17
Weight Watchers International, Inc.	100.00	65.10	42.84	45.37	22.78	88.10
S&P 500 Index	100.00	134.11	153.03	155.18	173.74	211.67
S&P MidCap 400 Index	100.00	134.98	148.78	145.65	175.86	204.42

Item 6.	Selected Financial Data

The following schedule sets forth our selected financial data for the last five fiscal years.

SELECTED FINANCIAL DATA

(in millions, except per share amounts)

	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Revenues, net	$1,306.9	$1,164.9	$1,164.4	$1,479.9	$1,724.1
Net income attributable to the Company	$163.5	$67.7	$32.9	$117.8	$202.7
Working capital deficit (1)	$(134.0)	$(57.2)	$(151.7)	$(29.7)	$(54.6)
Total assets (1)	$1,246.0	$1,271.0	$1,394.3	$1,479.8	$1,343.5
Long-term debt (1)	$1,740.6	$1,981.3	$1,996.4	$2,244.9	$2,318.4
Earnings per share:
Basic	$2.54	$1.06	$0.56	$2.08	$3.61
Diluted	$2.40	$1.03	$0.56	$2.08	$3.60
Dividends declared per
common share	$-	$-	$-	$-	$0.53

(1)

Pursuant to the retrospective adoption in the first quarter of fiscal 2016 of the Financial Accounting Standards Board guidance on debt issuance costs and classification of deferred tax assets, the Company has reclassified unamortized debt issuance costs and deferred tax assets, respectively, in fiscal 2015, 2014 and 2013 from what had been previously reported.

Items Affecting Comparability

Several events occurred during each of the last five fiscal years that affect the comparability of our financial statements. The nature of these events and their impact on underlying business trends are as follows:

Long-Term Debt

During the fourth quarter of fiscal 2017, we incurred fees of $53.8 million in connection with the refinancing of $1,930.4 million of borrowings under our then-existing term loan facility.  We wrote-off fees associated with this refinancing which resulted in the Company recording a charge of $10.5 million in early extinguishment of debt in the fourth quarter of fiscal 2017.

On April 1, 2016, we paid in full, with cash on hand, a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under our then-existing tranche B-1 term facility due April 2, 2016.

During the first quarter of fiscal 2015, we wrote-off fees of $0.3 million, incurred fees of $0.6 million and recorded a gain on early extinguishment of debt of $4.7 million, inclusive of these fees, in connection with the prepayment of $65.6 million in aggregate principal amount of term loans outstanding under our then-existing tranche B-1 term facility. During the second quarter of fiscal 2015, we wrote-off fees of $0.3 million, incurred fees of $0.6 million and recorded a gain on early extinguishment of debt of $6.7 million, inclusive of these fees, in connection with our prepayment of $84.9 million in aggregate principal amount of term loans under our then-existing tranche B-1 term facility.

During the third quarter of fiscal 2014, we wrote-off deferred financing fees of $1.6 million in connection with an amendment to our then-existing revolving credit facility. Concurrently with and in order to effect this amendment, we reduced the amount of our then-existing revolving credit facility from $250.0 million to $50.0 million.

During the second quarter of fiscal 2013, we incurred fees of $44.8 million in connection with the refinancing of $2,399.9 million of outstanding loans under our then-existing credit facilities. We wrote-off fees associated with this refinancing which resulted in our recording a charge of $21.7 million in early extinguishment of debt in the second quarter of fiscal 2013.

For additional details on the New Credit Facilities entered into during the fourth quarter of fiscal 2017, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” in Part II of this Annual Report on Form 10-K.

Early Extinguishment of Debt, Net

Net income and earnings per fully diluted share, or EPS, for the full year of fiscal 2017 were impacted by a $10.5 million ($6.4 million after tax or $0.09 per fully diluted share) early extinguishment of debt charge recorded in the fourth quarter of fiscal 2017 resulting from the write-off of fees in connection with our November 2017 debt refinancing, or the November 2017 debt refinancing. For additional details on this refinancing, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” in Part II of this Annual Report on Form 10-K.  This charge was offset in part by a $1.6 million ($0.9 million after tax or $0.01 per fully diluted share) gain on early extinguishment of debt recorded in the second quarter of fiscal 2017 in connection with the payment of an aggregate amount of cash proceeds totaling $73.0 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $75.5 million in aggregate principal amount of term loans under our then-existing tranche B-2 term facility.

Net income and EPS for the full year of fiscal 2015 were impacted by an $11.4 million ($7.0 million after tax or $0.12 per fully diluted share) gain on early extinguishment of debt in connection with the payment of an aggregate amount of cash proceeds totaling $134.6 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $148.0 million in aggregate principal amount of term loans under our then-existing tranche B-1 term facility.

Net income and EPS for the full year of fiscal 2013 were impacted by a $21.7 million ($13.3 million after tax or $0.24 per fully diluted share) early extinguishment of debt charge recorded in fiscal 2013 resulting from the write-off of fees in connection with our previously disclosed April 2013 debt refinancing.

Net Tax Benefit

In fiscal 2017, we recognized a $56.6 million, or $0.83 per fully diluted share, tax benefit due to the 2017 Tax Act (defined hereafter). We also recognized (i) an $11.6 million, or $0.17 per fully diluted share, tax benefit related to the cessation of operations of our Spanish subsidiary, (ii) a $3.7 million, or $0.05 per fully diluted share, tax benefit due to a change in estimate related to the availability of certain foreign tax credits and (iii) a $2.3 million, or $0.03 per fully diluted share, tax benefit related to the reversal of tax reserves resulting from an updated transfer pricing study.

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

In fiscal 2014, we recognized a $2.4 million, or $0.04 per fully diluted share, net tax benefit related to an intercompany loan write-off in connection with the closure of our China business, partially offset by the recognition of a valuation allowance related to tax benefits for foreign losses not expected to be realized.

Impairment of Goodwill

In fiscal 2017, we recorded a $13.3 million, or $0.20 per fully diluted share, impairment charge for goodwill related to our Brazil reporting unit.

Working Capital

In fiscal 2017, the change in working capital was driven primarily by the November 2017 debt refinancing which resulted in higher debt repayments due in fiscal 2018 (increase in current portion of long-term debt). This, coupled with cash on hand used in connection with debt payments in the second quarter of fiscal 2017 and for such refinancing, increased our working capital deficit.

In fiscal 2016, the change in working capital was driven primarily by the April 1, 2016 payment of a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under our then-existing tranche B-1 term facility, and paying down in the aggregate the outstanding principal amount of $48.0 million on our then-existing revolving credit facility.

In fiscal 2015, the change in working capital was driven in large part by the increase in short-term debt due within one year and the decline in cash resulting from the prepayment of debt during the fiscal year.

The refinancing of our credit facilities in April 2013 resulted in much lower debt repayments in fiscal 2013 and fiscal 2014, which drove increases in cash in those years thereby lowering the working capital deficit.

Other Comprehensive Income (Loss)

Other comprehensive income, net of taxes, was $16.6 million in fiscal 2017 as compared to $10.6 million in fiscal 2016 primarily due to the positive mark to market of our interest rate swap and to a lesser extent the favorable impact of foreign currency translation adjustments. In fiscal 2017, due to hedge accounting, changes in other comprehensive income increased to $17.4 million ($10.6 million after tax) as compared to an increase of $11.8 million ($7.1 million after tax) in fiscal 2016. In addition, foreign currency translation adjustments favorably impacted results by $9.8 million ($6.0 million after tax) in fiscal 2017 as compared to a favorable impact of $5.6 million ($3.5 million after tax) in fiscal 2016 primarily due to the revaluation of intercompany receivables and payables.

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

In fiscal 2015, net income and EPS were negatively impacted by expenses of $8.3 million after tax, or $0.14 per fully diluted share, in connection with the Winfrey Transaction. More specifically, we recorded compensation expense of $7.8 million after tax for the full value of the Winfrey Option in the fourth quarter of fiscal 2015 (based on the Black Scholes option pricing model), as well as $0.5 million after tax of expenses for legal, compliance and other fees in connection with the Winfrey Transaction. See “Item 1. Business—History—Winfrey Transaction” for additional details on the Winfrey Transaction.

Restructuring Charges

In fiscal 2015 and fiscal 2014, we recorded $8.4 million ($5.1 million after tax or $0.09 per fully diluted share) and $11.8 million ($7.2 million after tax or $0.13 per fully diluted share) of charges, respectively, associated with the previously disclosed restructuring of our organization.

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

Franchisee Acquisitions

The following are our acquisitions since the beginning of fiscal 2013:

Acquisition of Miami Franchise. On June 27, 2016, we acquired substantially all of the assets of our franchisee for certain territories in South Florida, Weight Watchers of Greater Miami, Inc., for a purchase price of $3.3 million, or the Miami Acquisition.

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

Overview

We are a global wellness company and the world’s leading commercial weight management program. We are focused on inspiring people to adopt healthy habits and helping people lead healthier, more active and more fulfilling lives. With over five decades of weight management experience, expertise and know-how, we have established Weight Watchers as one of the most recognized and trusted brand names among weight-conscious consumers. We educate our members and provide them with guidance and a supportive community to enable them to develop healthy habits for real life. Weight Watchers-branded services and products include meetings conducted by us and our franchisees, digital offerings provided through our websites, mobile sites and apps, consumer products sold at meetings and through our websites, licensed and endorsed products sold in retail channels and magazine subscriptions and other publications. Our primary sources of revenue are subscriptions for our commitment plans for Weight Watchers meetings and Online subscriptions. Our “meetings” business refers to providing access to combined meetings and digital offerings to our commitment plan subscribers (including Total Access subscribers), as well as access to meetings to our “pay-as-you-go” members and other meetings members. “Online” refers to Weight Watchers Online, Weight Watchers OnlinePlus, Personal Coaching and other digital subscription products.

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

U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act made significant changes to the Federal tax code, including a reduction in the Federal corporate statutory rate from 35% to 21%. The 2017 Tax Act also made changes to the Federal taxation of foreign earnings, to the timing of recognition of certain revenue and expenses, and the deductibility of certain business expenses. During 2018, the Company will continue to gain a more thorough understanding of the 2017 Tax Act and additional regulatory guidance that may be issued. In the fourth quarter of fiscal 2017, we recorded a net tax benefit of $56.6 million in connection with the 2017 Tax Act. This net tax benefit is principally due to the remeasurement of our net deferred tax liabilities. See Note 12 of our audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K for further information on the financial statement impact of the 2017 Tax Act.

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

•

In-meeting product sales.    We sell a range of consumer products, including bars, snacks, cookbooks, food and restaurant guides with SmartPoints values and Weight Watchers magazines, and certain third-party products.

•

Licensing, franchise royalties and other.    We license the Weight Watchers trademarks and our other intellectual property in certain categories of food, beverages and other relevant consumer products and services. We also endorse carefully selected branded consumer products and services. In addition, our franchisees typically pay us a royalty fee of 10% of their meeting fee revenues as well as purchase products for sale in their meetings.

We also generate other revenues including revenues from sales of products to members online, magazine subscriptions, publishing and third-party advertising in our publications and on our website and sales from the By Mail product.

The following table sets forth our revenues by category for the past three fiscal years.

Revenue Sources

(in millions)

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Service Revenues	$1,081.7	$949.1	$937.4
In-meeting product sales	137.9	125.5	127.3
Licensing, franchise royalties and other	87.3	90.3	99.7
Total	$1,306.9	$1,164.9	$1,164.4

Note: Totals may not sum due to rounding.

From fiscal 2015 through fiscal 2017, our revenues increased at a compound annual rate of 5.9% driven primarily by an increase in Service Revenues. Additional revenue details are as follows:

•

Service Revenues. Service Revenues increased at a compound annual rate of 7.4% from fiscal 2015 through fiscal 2017 due to an increase in Total Paid Weeks. Total Paid Weeks increased as a result of year-over-year recruitment growth and a higher number of End of Period Subscribers, in each case on a year-over-year basis. Led by our North America business, recruitment growth in fiscal 2016 was driven by the successful launch of our Beyond the Scale program, coupled with the successful response to our advertising, including television advertising featuring Ms. Winfrey in certain key markets.  In fiscal 2017, recruitment growth continued in North America and expanded to all of our other major markets. In addition, member retention improved across all our major markets. Recruitment and retention continue to be a key strategic focus.

•

In-meeting product sales. In-meeting product sales increased at a compound annual rate of 4.1% from fiscal 2015 through fiscal 2017. This increase was driven primarily by an increase in the number of our meeting subscribers.

•

Licensing, franchise royalties and other. All other revenues were down 6.4% on a compound annual rate from fiscal 2015 through fiscal 2017. This decline was driven primarily by licensing revenues which declined at a compound annual rate of 26.0% from fiscal 2015 through fiscal 2017. Our licensing business was negatively impacted by increased competition in the category. This decline was offset in part by an increase of 8.0% on a compound annual growth rate in revenues from our franchisees during this period, largely driven by market performance.

Cost of Revenues

Total cost of revenues primarily consists of expenses to operate our meetings, costs to sell products in our meeting rooms and online and costs to operate our websites and Online products. Operating costs primarily consist of salary, commissions and expenses paid to our service providers, salary expense of field staff, meeting room rent, customer service costs (both in-house and third-party), program material expenses, depreciation and amortization associated with field automation, credit card and fulfillment fees and training and other expenses incurred to support our field organization. Operating costs also include costs associated with our 24/7 Expert Chat and Personal Coaching offerings. Cost to sell products includes costs of products purchased from our third-party suppliers, inventory reserves, royalties, and inbound and outbound shipping and related costs incurred in making our products available for sale or use. Costs to operate our websites include salaries and related benefits, depreciation and amortization of website development, credit card processing fees and other costs incurred in developing our digital offerings.

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

Gross Margin

The following table sets forth our gross profit and gross margin for the past three fiscal years, as adjusted to exclude the impact of charges from our previously disclosed 2015 restructuring plan:

(in millions except percentages)
	2017	2016	2015
Gross Profit	$692.6	$585.5	$574.1
Gross Margin	53.0%	50.3%	49.3%
Adjustments to Reported Amounts (1)
Restructuring charges	—	—	1.5
Gross Profit, as adjusted (1)	$692.6	$585.5	$575.6
Gross Margin impact from above adjustments (1)	0.0%	0.0%	(0.1%)
Gross Margin, as adjusted (1)	53.0%	50.3%	49.4%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2015 to exclude the impact of the $1.5 million of restructuring charges associated with our previously disclosed 2015 restructuring plan. See “Non-GAAP Financial Measures” below for an explanation of our use of non-GAAP financial measures.

In fiscal 2016, the gross margin increase from fiscal 2015 was driven primarily by declining operating expenses and increased leverage driven by higher revenues in the meetings business partially offset by a decline in licensing revenues.

In fiscal 2017, the gross margin increase from fiscal 2016 was driven primarily by improved operating leverage and a mix shift to the higher margin Online business. This expansion was partially offset by lower revenues in our high margin licensing business.

Operating Income Margin

The following table sets forth our Operating Income for the past three fiscal years, as adjusted to exclude the impairment charge for goodwill related to our Brazil reporting unit and the impact of our previously disclosed 2015 restructuring plan and the expenses associated with the Winfrey Transaction:

(in millions except percentages)
	2017	2016	2015
Operating Income	$267.3	$200.8	$168.1
Operating Income Margin	20.5%	17.2%	14.4%
Adjustments to Reported Amounts (1)
Goodwill impairment	13.3	—	—
Restructuring charges	—	—	8.4
Winfrey Transaction Expenses	—	—	13.6
Operating Income, as adjusted (1)	$280.6	$200.8	$190.1
Operating Income Margin impact from above adjustments (1)	(1.0%)	0.0%	(1.9%)
Operating Income Margin, as adjusted (1)	21.5%	17.2%	16.3%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income as follows: (i) with respect to fiscal 2017, to exclude the $13.3 million goodwill impairment charge related to our Brazil reporting unit and (ii) with respect to fiscal 2015, to exclude the impact of the $8.4 million of restructuring charges associated with our previously disclosed fiscal 2015 restructuring plan and the $13.6 million of expenses associated with the Winfrey Transaction, which includes $12.8 million of stock compensation related to the Winfrey Option. See “Non-GAAP Financial Measures” below for an explanation of our use of non-GAAP financial measures.

In fiscal 2016, the increase in operating income margin from fiscal 2015 was primarily the result of the decrease in selling, general and administrative expenses as a percentage of revenue, higher gross margin, and a decrease in marketing expense as a percentage of revenue. Excluding expenses associated with the Winfrey Transaction in fiscal 2015 and the previously disclosed 2015 restructuring charges, selling, general and administrative expenses as a percentage of revenue increased in fiscal 2016 versus the prior year primarily due to higher compensation and incentive related costs and higher professional fees partially offset by lower technology related expenses.

In fiscal 2017, the increase in operating income margin from fiscal 2016 was driven by an increase in gross margin and a decrease in marketing expenses as a percentage of revenue, both as compared to the prior year.

Material Trends

Performance Indicators

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•

Revenues—Our “Service Revenues” consist of “Meeting Fees” and “Online Subscription Revenues”. “Meeting Fees” consist of the fees associated with our subscription plans for combined meetings and digital offerings and other payment arrangements for access to meetings. “Online Subscription Revenues” consist of the fees associated with subscriptions for our Online subscription products, including our Personal Coaching product. In addition, “product sales and other” consists of sales of products to members in meetings and online, revenues from licensing, magazine subscriptions, publishing and third-party advertising in publications and on our website and sales from the By Mail product, other revenues, and, in the case of the consolidated financial results and Other reportable segment, franchise fees with respect to commitment plans and commissions;

•

Paid Weeks—The “Paid Weeks” metric reports paid weeks by Weight Watchers customers in Company-owned operations for a given period as follows: (i) “Meeting Paid Weeks” is the sum of total paid commitment plan weeks (including Total Access) and total “pay-as-you-go” weeks; (ii) “Online Paid Weeks” is the total paid subscription weeks for our digital subscription products (including Personal Coaching); and (iii) “Total Paid Weeks” is the sum of Meeting Paid Weeks and Online Paid Weeks;

•

Incoming Subscribers—“Subscribers” refer to meetings members and Online subscribers who participate in recurring billing programs. The “Incoming Subscribers” metric reports Weight Watchers subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Meeting Subscribers” is the total number of Weight Watchers commitment plan subscribers (including Total Access); (ii) “Incoming Online Subscribers” is the total number of Weight Watchers Online, Weight Watchers OnlinePlus and Personal Coaching subscribers; and (iii) “Incoming Subscribers” is the sum of Incoming Meeting Subscribers and Incoming Online Subscribers. Recruitment and retention are key drivers for this metric;

•

End of Period Subscribers—The “End of Period Subscribers” metric reports Weight Watchers subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Meeting Subscribers” is the total number of Weight Watchers commitment plan subscribers (including Total Access); (ii) “End of Period Online Subscribers” is the total number of Weight Watchers Online, Weight Watchers OnlinePlus and Personal Coaching subscribers; and (iii) “End of Period Subscribers” is the sum of End of Period Meeting Subscribers and End of Period Online Subscribers. Recruitment and retention are key drivers for this metric; and

•	Gross profit and operating expenses as a percentage of revenue.

Market Trends

We believe that our revenues and profitability can be sensitive to major trends in the wellness and weight management industries. In particular, we believe that our business could be adversely impacted by:

•	increased competition from hardware and software-based mobile app and web-based programs and approaches;
•	the development of more effective or more favorably perceived weight management methods, including pharmaceuticals;
•

a failure to develop and market new, innovative services and products or to successfully expand into new channels of distribution or respond to consumer trends, including consumer focus on integrated lifestyle and fitness approaches;

•	a failure to successfully implement new strategic initiatives;
•	a decrease in the effectiveness of our marketing, advertising, and social media programs;
•	an impairment of the Weight Watchers brands and our other intellectual property;
•	a failure of our technology or systems to perform as designed; and
•	a downturn in general economic conditions or consumer confidence.

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

In fiscal 2016, North America Total Paid Weeks increased 9.2% versus the prior year. The increase in North America Total Paid Weeks primarily resulted from higher recruitments in each quarter of fiscal 2016 versus the comparable prior year quarter. This increase in recruitments was driven by the successful launch of our Beyond the Scale program, which included the launch of SmartPoints, in late fiscal 2015 and to a lesser extent increased promotional activities. This launch, coupled with the successful response to our strategic collaboration with Ms. Winfrey, drove momentum in our North America business.

In fiscal 2017, North America Total Paid Weeks increased 18.4% versus the prior year. The increase in North America Total Paid Weeks was driven by both the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016 and higher recruitments in fiscal 2017 versus the prior year. The higher recruitments were a continuation of the positive trend which began in the fourth quarter of fiscal 2015. This recruitment increase was further accelerated by the successful launch of our WW Freestyle program in late fiscal 2017.

United Kingdom Metrics and Business Trends

In fiscal 2015, UK Total Paid Weeks declined 14.3% versus the prior year. Total Paid Weeks performance in fiscal 2015 was driven by the lower number of Incoming Subscribers at the beginning of fiscal 2015 versus the beginning of fiscal 2014 coupled with lower recruitments in fiscal 2015 as compared to the prior year.

In fiscal 2016, UK Total Paid Weeks declined 5.0% versus the prior year.  Total Paid Weeks performance in fiscal 2016 was driven by the lower number of Incoming Subscribers at the beginning of fiscal 2016 versus the beginning of fiscal 2015 coupled with lower recruitments, primarily in the meetings business in fiscal 2016 as compared to the prior year reflecting the impact of a direct competitor.

In fiscal 2017, UK Total Paid Weeks increased 6.4% versus the prior year. Total Paid Weeks performance in fiscal 2017 was driven primarily by recruitment strength in our Online business.

Continental Europe Metrics and Business Trends

In fiscal 2015, Continental Europe Total Paid Weeks declined 8.0% versus the prior year. Although recruitments in fiscal 2015 remained lower year-over-year, the year-over-year recruitment trend in the second, third and fourth quarters of fiscal 2015 in Continental Europe improved as compared to the first quarter of fiscal 2015 driven by the use of new promotional tactics and the Beyond the Scale program launch in early December 2015.

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

In fiscal 2017, Continental Europe Total Paid Weeks increased 20.4% versus the prior year, driven by the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016, improved retention in fiscal 2017 versus the prior year and recruitment strength in our Online business in fiscal 2017 versus the prior year.

Non-GAAP Financial Measures

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. Gross profit and gross profit margin, operating income and operating income margin, total cost of revenues, and selling, general and administrative expenses, including components thereof, are discussed in this Annual Report on Form 10-K both as reported (on a GAAP basis) and as adjusted (on a non-GAAP basis), as applicable, as follows: (i) with respect to fiscal 2017 to exclude the impairment charge for our goodwill related to the Brazil reporting unit; and (ii) with respect to fiscal 2015 to exclude the impact of charges associated with our previously disclosed plan to restructure our organization and to exclude the impact of expenses associated with the Winfrey Transaction. We generally refer to such non-GAAP measures as excluding or adjusting for the impact of the goodwill impairment charge, expenses associated with the Winfrey Transaction and the restructuring charges. We also present within this Annual Report on Form 10-K the non-GAAP financial measures earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”), earnings before interest, taxes, depreciation, amortization, stock-based compensation and goodwill impairment (“Adjusted EBITDAS”) and net debt. See “—Liquidity and Capital Resources—EBITDAS and Adjusted EBITDAS” for the calculations. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

Revenue Recognition

We earn revenue by conducting meetings, for which we charge a fee, predominantly through commitment plans, prepayment plans or the “pay-as-you-go” arrangement. We also earn revenue from subscriptions for our Online products, selling products in our meetings, online and to our franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements, selling magazine subscriptions, publishing, selling advertising space on our websites and in copies of our publications, and By Mail product sales.

Commitment plans, prepaid meeting fees and magazine subscription revenue is recorded to deferred revenue and amortized into revenue over the period earned. Online Subscription Revenues are recognized over the period that products are provided. One-time Online sign-up fees are deferred and recognized over the expected customer relationship period. Online Subscription Revenues that are paid in advance are deferred and recognized on a straight-line basis over the subscription period. Revenue from “pay-as-you-go” meeting fees, product sales, By Mail, commissions and royalties is recognized when services are rendered, products are sold or shipped to customers and title and risk of loss pass to the customers, and commissions and royalties are earned, respectively. Revenue from advertising in magazines is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. In the meetings business, we generally charge non-refundable registration and starter fees in exchange for an introductory information session and materials we provide to new members. Revenue from these registration and starter fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. For revenue transactions that involve multiple deliverables, the amount of revenue recognized is determined using the relative fair value of each element, which is generally based on each element’s stand-alone selling price. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. Revenue from advertising on our websites is recognized when the advertisement is viewed by the user.

We grant refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue over the same period.

Goodwill and Franchise Rights Acquired Impairment Test

In fiscal 2016, we changed the timing of our annual impairment review of goodwill and other indefinite-lived intangible assets to the first day of fiscal May. Previously, we had performed the test as of the last day of our fiscal year. We determined this accounting change was preferable because it allows us to consider the data from the winter season results from the first fiscal quarter. This quarter typically represents approximately 40% of the full year recruitments, and the accounting change allows us to incorporate this data into the current and future year performance estimates. We believe the resulting change in accounting principle related to changing the annual impairment testing date did not delay, accelerate, or avoid an impairment charge. We review goodwill and other indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, for potential impairment on at least an annual basis or more often if events so require. We performed fair value impairment testing as of May 7, 2017 and May 8, 2016, each the first day of fiscal May, on our goodwill and other indefinite-lived intangible assets. In performing our goodwill impairment analysis for our reporting units for fiscal 2017, fiscal 2016 and fiscal 2015 no impairment was identified as the respective fair values of each reporting unit exceeded its carrying value.

Given the ongoing challenging economic environment in Brazil and the negative performance trends and our reduced expectations regarding the future impact of our business growth strategies in the country, a triggering event in the Brazil reporting unit was identified which required us to perform an interim goodwill impairment analysis. Based on this interim test, we determined that the carrying amount of this reporting unit exceeded its fair value and therefore recorded a $13.3 million impairment charge.

In performing the impairment analysis for our franchise rights acquired with indefinite lives for fiscal 2017, fiscal 2016 and fiscal 2015, we determined that the carrying amounts of these units of account did not exceed their respective fair values and therefore no impairment existed.

With respect to our impairment analysis, a change in the underlying assumptions would cause a change in the results of the impairment assessments and, as such, could result in an impairment of those assets, which would impact earnings. We would also be required to reduce the carrying amounts of the related assets on our balance sheet. We continue to evaluate these estimates and assumptions and believe that they are appropriate.

In performing our annual impairment analysis, we also considered the trading value of both our equity and debt. If the trading values of both our equity and debt were to significantly decline from their current levels, we may have to take an impairment charge at the appropriate time, which could be material. For additional information on risks associated with our recognizing asset impairment charges, see “Item 1A. Risk Factors”.

The following is a more detailed discussion of our goodwill and franchise rights acquired impairment analysis.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Canada, Brazil and other countries at December 30, 2017 were $97.8 million, $42.6 million, $5.4 million and $10.5 million, respectively.

Based on the results of our annual impairment test performed for all of our reporting units except for Brazil, as of December 30, 2017, we estimated that for reporting units that hold approximately 96.6% of our goodwill, those units had a fair value at least 50% higher than the respective reporting unit’s carrying amount. Based on the results of our interim impairment test performed on December 30, 2017 and after recording an impairment charge of $13.3 million, our Brazil reporting unit held 3.4% of our goodwill, and the fair value of this reporting unit was equivalent to its carrying value.

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

As it relates to our impairment analysis for Brazil, we estimated future debt free cash flows in contemplation of our growth strategies for that market. In developing these projections, we considered the historical impact of similar growth strategies in other markets as well as the current market conditions in Brazil. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for the Company’s peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data including the current economic conditions in Brazil and the country specific risk thereon. A further risk premium was included to reflect the risk associated with the rate of growth projected in the analysis, except for the interim test at December 30, 2017, which projected significantly lower growth rates. The cost of debt was determined by estimating the Company’s current borrowing rate.

The following are the more significant assumptions utilized in our interim and our annual impairment analysis for Brazil for fiscal 2017 and fiscal 2016:

	December 30,	July 1,	July 2,
	2017	2017	2016
Cumulative Annual Revenue Cash Flow Growth Rate	16.8%	19.4%	19.0%
Average Operating Income Margin	(0.4%)	18.6%	20.0%
Average Operating Income Margin Range	(16.3%) to 13.8%	(10.8%) to 31.0%	(6.9%) to 31.0%
Discount Rate	17.0%	16.9%	16.8%

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our meetings business and a relief from royalty methodology for our franchise rights related to our Online business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in the meetings and Online businesses in the country in which the acquisitions have occurred. The values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand at December 30, 2017 were $671.9 million, $57.5 million, $12.7 million, $7.0 million, and $5.0 million, respectively.

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

Information concerning significant accounting policies affecting us is set forth in note 2 of our audited consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS FOR FISCAL 2017 (52 weeks) COMPARED TO FISCAL 2016 (52 weeks)

The table below sets forth selected financial information for fiscal 2017 from our consolidated statements of net income for fiscal 2017 versus selected financial information for fiscal 2016 from our consolidated statements of net income for fiscal 2016.

Summary of Selected Financial Data

	(In millions, except per share amounts)				% Change
	Fiscal 2017	Fiscal 2016	Increase/ (Decrease)	% Change	Constant Currency
Revenues, net	$1,306.9	$1,164.9	$142.0	12.2%	12.1%
Cost of revenues	614.3	579.4	34.9	6.0%	6.0%

Gross profit	692.6	585.5	107.1	18.3%	18.1%
Gross Margin %	53.0%	50.3%

Marketing expenses	200.8	194.4	6.4	3.3%	3.5%
Selling, general & administrative expenses	211.2	190.3	20.9	11.0%	10.8%
Goodwill impairment	13.3	—	13.3	100.0%	100.0%
Operating income	267.3	200.8	66.5	33.1%	32.5%
Operating Income Margin %	20.5%	17.2%

Interest expense	112.8	115.2	(2.4)	(2.1%)	(2.1%)
Other expense, net	0.5	1.5	(1.0)	69.0%	69.0%
Early extinguishment of debt, net	9.0	—	9.0	100.0%	100.0%
Income before income taxes	145.1	84.1	61.0	72.5%	70.9%

(Benefit from) provision for income taxes	(18.2)	16.6	(34.9)	(100.0%)	(100.0%)
Net income	163.3	67.5	95.8	100.0%	100.0%
Net loss attributable to the noncontrolling interest	0.2	0.2	0.0	(4.5%)	(13.3)%

Net income attributable to Weight Watchers International, Inc.	$163.5	$67.7	$95.8	100.0%	100.0%

Weighted average diluted shares outstanding	68.2	65.9	2.4	3.6%	3.6%
Diluted earnings per share	$2.40	$1.03	$1.37	100.0%	100.0%

Note: Totals may not sum due to rounding.

Certain results for fiscal 2017 are adjusted to exclude the $13.3 million impairment charge for goodwill related to our Brazil reporting unit.  See “Non-GAAP Financial Measures” above. The table below sets forth a reconciliation of certain of those components of our selected financial data for the fiscal year ended December 30, 2017 which have been adjusted.

		Operating
(in millions except percentages)	Operating	Income
	Income	Margin
Fiscal 2017	$267.3	20.5%
Adjustments to Reported Amounts (1)
Goodwill impairment	13.3
Total Adjustments (1)	13.3
Fiscal 2017, as adjusted (1)	$280.6	21.5%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2017 to exclude the $13.3 million impairment charge for goodwill related to our Brazil reporting unit. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

Consolidated Results

Revenues

Revenues in fiscal 2017 were $1,306.9 million, an increase of $142.0 million, or 12.2%, versus fiscal 2016. Excluding the impact of foreign currency, which positively impacted our revenues for fiscal 2017 by $1.4 million, revenues in fiscal 2017 would have increased 12.1% versus the prior year. This increase was driven by revenue growth, on a constant currency basis, in all major markets. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in fiscal 2017 increased $34.9 million, or 6.0%, versus the prior year. Gross profit increased $107.1 million, or 18.3%, in fiscal 2017 compared to fiscal 2016 primarily due to the increase in revenues. Excluding the impact of foreign currency, which positively impacted gross profit for fiscal 2017 by $1.3 million, gross profit in fiscal 2017 would have increased 18.1% versus the prior year. Gross margin in fiscal 2017 increased 2.7% to 53.0% versus 50.3% in fiscal 2016. Gross margin expansion was driven primarily by improved operating leverage and a mix shift to the higher margin Online business. This expansion was partially offset by lower revenues in our high margin licensing business.

Marketing

Marketing expenses for fiscal 2017 increased $6.4 million, or 3.3%, versus fiscal 2016. Excluding the impact of foreign currency, which decreased marketing expenses for fiscal 2017 by $0.4 million, marketing expenses in fiscal 2017 would have increased 3.5% versus fiscal 2016. Marketing expenses as a percentage of revenue decreased to 15.4% in fiscal 2017 as compared to 16.7% in the prior year.

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2017 increased $20.9 million, or 11.0%, versus fiscal 2016. Excluding the impact of foreign currency, which increased selling, general and administrative expenses for fiscal 2017 by $0.3 million, selling, general and administrative expenses in fiscal 2017 would have increased 10.8% versus the prior year. The increase in selling, general and administrative expenses in fiscal 2017 was driven primarily by higher compensation and incentive related costs. Selling, general and administrative expenses as a percentage of revenue for fiscal 2017 decreased to 16.2% from 16.3% for fiscal 2016.

Impairment

In performing our interim impairment analysis for our Brazil reporting unit, we determined that, based on the fair values calculated, the carrying amount of goodwill related to our Brazil reporting unit exceeded our fair value and recorded an impairment charge of $13.3 million for fiscal 2017.

Operating Income

Operating income for fiscal 2017 increased $66.5 million, or 33.1%, versus fiscal 2016. Excluding the $13.3 million impairment charge for goodwill related to our Brazil reporting unit and the impact of foreign currency, which positively impacted operating income for fiscal 2017 by $1.3 million, operating income in fiscal 2017 would have increased 39.0% versus the prior year. This increase in operating income was driven by higher operating income in all major markets as compared to the prior year. Operating income margin increased 3.2% for fiscal 2017 compared to fiscal 2016. This increase in operating income margin was driven primarily by an increase in gross margin and a decrease in marketing expenses as a percentage of revenue, both as compared to the prior year.

Interest Expense

Interest expense in fiscal 2017 decreased $2.4 million, or 2.1%, versus fiscal 2016. The decrease in interest expense was driven primarily by (i) the decrease in the notional amount of our interest rate swap from $1.5 billion to $1.25 billion and (ii) the decrease in our average debt outstanding under our then-existing tranche B-2 term facility which decreased to $2.0 billion in the first nine months of fiscal 2017 from $2.1 billion in fiscal 2016. The increase in LIBOR rates partially offset the benefits set forth in items (i) and (ii). These decreases were also offset by the higher interest expense arising from the interest rates under our New Term Loan Facility and on our Notes in connection with our November 2017 debt refinancing. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2017 and fiscal 2016 and excluding the impact of our interest rate swap, increased to 4.96% per annum at fiscal 2017 year end from 4.38% per annum at fiscal 2016 year end. Including the impact of our interest rate swap, our effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during fiscal 2017 and fiscal 2016, increased to 5.78% per annum at fiscal 2017 year end from 5.56% per annum at fiscal 2016 year end. See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our current and prior credit facilities and our notes, including interest rates on our debt outstanding, and on payments on our debt.  For additional details on our interest rate swap, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Part II of this Annual Report on Form 10-K.

Early Extinguishment of Debt, Net

In the fourth quarter of fiscal 2017, we wrote-off $10.5 million of fees in connection with our November 2017 debt refinancing that we recorded as an early extinguishment of debt charge.

In May 2017, we paid an aggregate amount of cash proceeds totaling $73.0 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $75.5 million in aggregate principal amount of term loans under our then-existing tranche B-2 term facility. As a result of this prepayment, in the second quarter of fiscal 2017, we wrote-off fees of $0.6 million, incurred fees of $0.3 million and recorded a gain on early extinguishment of debt of $1.6 million, inclusive of these fees.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, decreased by $1.0 million in fiscal 2017 to $0.5 million as compared to $1.5 million in the prior year.

Tax

Our effective tax rate for fiscal 2017 was (12.6%) as compared to 19.8% for fiscal 2016. On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code. For additional details on the 2017 Tax Act, see Note 12 of our consolidated financial statements, contained in Part IV, Item 15 of this Annual Report on Form 10-K. The 2017 Tax Act benefited our tax expense by $56.6 million for fiscal 2017, such benefit being comprised of the following items: (i) a $68.7 million tax benefit related to the revaluation of deferred tax liabilities to reflect the decrease in the corporate tax rate from 35% to 21%,  (ii) a $9.0 million charge to record a valuation allowance against foreign tax credit carryforwards that as a result of the 2017 Tax Act are no longer expected to be realized and (iii) a net charge of $3.1 million related to other 2017 Tax Act items, which include the transition tax on foreign earnings.  In addition, the effective tax rate for fiscal 2017 was impacted by the following one-time discrete items: (i) an $11.6 million tax benefit related to the cessation of operations of our Spanish subsidiary; (ii) a $3.7 million tax benefit due to a change in estimate related to the availability of certain foreign tax credits and (iii) a $2.3 million tax benefit related to the reversal of tax reserves resulting from an updated transfer pricing study.

The effective tax rate for fiscal 2016 was impacted by: (i) an $11.4 million net tax benefit due to a research and development credit and a Section 199 deduction for tax years 2012 through 2015 and (ii) the reversal of a $2.5 million valuation allowance related to tax benefits for foreign losses that are now expected to be realized. These benefits were partially offset by $2.0 million of out-of-period adjustments in income taxes in fiscal 2016.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in fiscal 2017 increased $95.8 million, or 141.5%, from fiscal 2016. Excluding the impact of foreign currency, which positively impacted net income attributable to the Company in fiscal 2017 by $0.8 million, net income attributable to the Company in fiscal 2017 would have increased by 140.4% versus the prior year.

EPS in fiscal 2017 was $2.40 compared to $1.03 in fiscal 2016. EPS for fiscal 2017 included an $0.83 tax benefit related to the 2017 Tax Act and the following additional significant items: (i) a tax benefit of $0.18 that was offset by $0.01 of expense, both related to the cessation of operations of our Spanish subsidiary; (ii) $0.05 tax benefit due to a change in estimate related to the availability of certain foreign tax credits and (iii) $0.03 tax benefit related to the reversal of tax reserves resulting from an updated transfer pricing study. EPS for fiscal 2017 also included the following one-time items: (i) $0.20 impairment charge for goodwill related to our Brazil reporting unit and (ii) $0.09 write-off due to our November 2017 debt refinancing that was offset by a $0.01 gain related to our previously disclosed debt prepayment in the second quarter of fiscal 2017.  For fiscal 2016, our tax rate of 19.8% benefited from a (i) $0.17 net tax benefit in connection with a research and development credit and a Section 199 deduction for the tax years 2012 through 2015 and (ii) $0.04 benefit for the reversal of a valuation allowance related to tax benefits for foreign losses that are now expected to be realized, partially offset by a $0.03 expense for out-of-period tax adjustments.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for fiscal 2017 and the percentage change in those metrics versus the prior year:

(in millions except percentages and as noted)

	Fiscal 2017
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$775.2	$135.1	$910.3	$774.2	$135.0	$909.2	119.7	1,719.2	2,116.4
UK	73.6	26.4	100.0	77.5	27.9	105.4	17.5	265.1	296.1
CE	195.8	43.5	239.2	192.3	43.1	235.4	39.4	564.7	723.2
Other (1)	37.0	20.3	57.3	35.6	19.9	55.5	5.0	72.2	78.3
Total	$1,081.7	$225.2	$1,306.9	$1,079.5	$225.9	$1,305.5	181.5	2,621.1	3,213.9

	% Change Fiscal 2017 vs. Fiscal 2016
North America	14.6%	10.4%	14.0%	14.5%	10.2%	13.8%	18.4%	12.3%	23.1%
UK	0.5%	(4.4%)	(0.8%)	5.7%	1.4%	4.6%	6.4%	0.8%	11.7%
CE	18.9%	(5.4%)	13.6%	16.8%	(6.2%)	11.8%	20.4%	6.4%	28.1%
Other (1)	6.4%	2.3%	4.9%	2.3%	0.5%	1.6%	3.9%	12.2%	8.4%
Total	14.0%	4.4%	12.2%	13.7%	4.7%	12.1%	17.1%	9.7%	22.6%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Fiscal 2017
	Meeting Fees		Meeting	Incoming	EOP	Online Subscription Revenues		Online	Incoming	EOP
		Constant	Paid	Meeting	Meeting		Constant	Paid	Online	Online
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$493.8	$493.1	52.1	743.9	865.8	$281.4	$281.1	67.6	975.3	1,250.6
UK	52.2	55.0	10.3	154.8	161.7	21.5	22.5	7.2	110.3	134.3
CE	93.7	92.3	11.3	171.7	188.5	102.0	100.0	28.1	393.0	534.6
Other (1)	25.3	24.2	2.7	31.6	34.0	11.8	11.4	2.3	40.6	44.3
Total	$665.0	$664.6	76.4	1,102.0	1,250.1	$416.7	$415.0	105.2	1,519.1	1,963.9

	% Change Fiscal 2017 vs. Fiscal 2016
North America	12.9%	12.8%	13.6%	15.3%	16.4%	17.7%	17.5%	22.3%	10.0%	28.2%
UK	(4.2%)	0.9%	0.6%	1.1%	4.5%	14.4%	19.9%	16.0%	0.3%	21.8%
CE	4.5%	2.9%	2.7%	(0.4%)	9.8%	36.0%	33.3%	29.3%	9.7%	36.1%
Other (1)	5.4%	1.0%	5.6%	16.2%	7.7%	8.5%	5.0%	1.9%	9.3%	9.0%
Total	9.9%	9.8%	9.7%	10.4%	13.4%	21.2%	20.7%	23.1%	9.2%	29.3%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in fiscal 2017 versus the prior year was driven primarily by the increase in Service Revenues. The increase in North America Total Paid Weeks was driven by both the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016 and higher recruitments and improved retention in fiscal 2017 versus the prior year.

The increase in North America product sales and other in fiscal 2017 versus the prior year was driven primarily by an increase in product sales, partially offset by a decline in licensing revenue.

United Kingdom Performance

The decline in UK revenues in fiscal 2017 versus the prior year was driven by the negative impact of foreign currency. Excluding the impact of foreign currency, UK revenues would have increased, driven by an increase in Service Revenues on a constant currency basis. This increase in Service Revenues on a constant currency basis was the result of recruitment strength in our Online business in fiscal 2017 versus the prior year and improved retention in fiscal 2017 versus the prior year.

The decrease in UK product sales and other in fiscal 2017 versus the prior year was driven by the negative impact of foreign currency. Excluding the impact of foreign currency, UK in-meeting and other products sales would have increased primarily due to an increase in product sales. This increase would have been almost entirely offset by the decline in licensing revenue.

Continental Europe Performance

The increase in Continental Europe revenues in fiscal 2017 versus the prior year was driven primarily by the increase in Service Revenues. This increase in Service Revenues in fiscal 2017 versus the prior year was driven primarily by the increase in Online Subscription Revenues. The increase in Continental Europe Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016, improved retention in fiscal 2017 versus the prior year and recruitment strength in our Online business in fiscal 2017 versus the prior year.

The increase in Continental Europe revenues was partially offset by the decline in Continental Europe product sales and other in fiscal 2017 versus the prior year.

Other Performance

The increase in Other revenues in fiscal 2017 versus the prior year was driven primarily by the increase in Service Revenues. The increase in Other Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2017 versus the beginning of fiscal 2016.

The increase in product sales and other in fiscal 2017 versus fiscal 2016 was driven primarily by an increase in in-meeting product sales and commissions from our franchisees partially offset by a decline in licensing revenue.

RESULTS OF OPERATIONS FOR FISCAL 2016 (52 weeks) COMPARED TO FISCAL 2015 (52 weeks)

The table below sets forth selected financial information for fiscal 2016 from our consolidated statements of net income for fiscal 2016 versus selected financial information for fiscal 2015 from our consolidated statements of net income for fiscal 2015.

Summary of Selected Financial Data

	(In millions, except per share amounts)				% Change
	Fiscal 2016	Fiscal 2015	Increase/ (Decrease)	% Change	Constant Currency
Revenues, net	$1,164.9	$1,164.4	$0.5	0.0%	1.4%
Cost of revenues	579.4	590.3	(10.9)	(1.9)%	(0.3)%

Gross profit	585.5	574.1	11.4	2.0%	3.2%
Gross Margin %	50.3%	49.3%

Marketing expenses	194.4	201.0	(6.6)	(3.3%)	(1.5)%
Selling, general & administrative expenses	190.3	205.0	(14.7)	(7.2%)	(6.1%)

Operating income	200.8	168.1	32.8	19.5%	20.2%
Operating Income Margin %	17.2%	14.4%

Interest expense	115.2	121.8	(6.7)	(5.5%)	(5.5%)
Other expense, net	1.5	2.0	(0.5)	(24.8%)	(24.8%)
Gain on early extinguishment of debt	—	(11.4)	11.4	(100.0%)	(100.0%)
Income before income taxes	84.1	55.6	28.5	51.3%	53.4%
Provision for income taxes	16.6	22.8	(6.2)	(27.2%)	(26.1%)
Net income	67.5	32.8	34.7	100.0%	100.0%
Net loss attributable to the noncontrolling interest	0.2	0.2	0.0	24.1%	25.1%

Net income attributable to Weight Watchers International, Inc.	$67.7	$32.9	$34.8	100.0%	100.0%

Weighted average diluted shares outstanding	65.9	59.0	6.9	11.8%	11.8%
Diluted earnings per share	$1.03	$0.56	$0.47	83.9%	86.4%

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

		Gross		Operating
(in millions except percentages)	Gross	Profit	Operating	Income
	Profit	Margin	Income	Margin
Fiscal 2015	$574.1	49.3%	$168.1	14.4%
Adjustments to Reported Amounts (1)
Restructuring charges	1.5		8.4
Winfrey Transaction Expenses	—		13.6
Total Adjustments (1)	1.5		22.0
Fiscal 2015, as adjusted (1)	$575.6	49.4%	$190.1	16.3%

Note: Totals may not sum due to rounding.

(1)

The “As adjusted” measure is a non-GAAP financial measure that adjusts the consolidated statements of net income for fiscal 2015 to exclude the impact of the $8.4 million of restructuring charges associated with our previously disclosed 2015 restructuring plan and the $13.6 million of expenses associated with the Winfrey Transaction, which includes $12.8 million of stock compensation related to the Winfrey Option. See “Non-GAAP Financial Measures” above for an explanation of our use of non-GAAP financial measures.

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

Cost of Revenues and Gross Profit

Total cost of revenues in fiscal 2016 declined $10.9 million, or 1.9%, versus the prior year. Excluding the impact of the previously disclosed 2015 restructuring charges, which increased total cost of revenues by $1.5 million in fiscal 2015, total cost of revenues in fiscal 2016 would have declined $9.4 million, or 1.6%, versus the prior year. Gross profit increased $11.4 million, or 2.0%, in fiscal 2016 compared to fiscal 2015 primarily due to the decrease in cost of revenues. Excluding the impact of the previously disclosed 2015 restructuring charges, gross profit for fiscal 2016 would have increased $9.9 million, or 1.7%, from fiscal 2015. Excluding the impact of foreign currency, which negatively impacted gross profit for fiscal 2016 by $7.1 million, gross profit in fiscal 2016 would have increased 3.2% versus the prior year. Gross margin in fiscal 2016 increased 1.0% to 50.3% versus 49.3% in fiscal 2015. Gross margin expansion was driven primarily by expansion in North America, partially offset by declines in both Continental Europe and the United Kingdom. The expansion in North America gross margin was driven primarily by operating efficiencies and lower costs to support 24/7 Expert Chat in the United States as well as improved meetings leverage from higher volumes in North America. Globally, gross margin was negatively impacted by promotional activity as well as the lower contribution from the high margin licensing business.

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

Selling, General and Administrative

Selling, general and administrative expenses for fiscal 2016 decreased $14.7 million, or 7.2%, versus fiscal 2015. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for fiscal 2016 by $2.3 million, selling, general and administrative expenses in fiscal 2016 would have declined 6.1% versus the prior year. Excluding the impact of the previously disclosed 2015 restructuring charges and the expenses associated with the Winfrey Transaction, which increased selling, general and administrative expenses in the aggregate by $20.5 million in fiscal 2015, selling, general and administrative expenses for fiscal 2016 would have increased $5.8 million, or 3.1% (4.4% on a constant currency basis), versus the prior year. The increase in adjusted selling, general and administrative expenses in fiscal 2016 was driven primarily by higher compensation and incentive related costs and higher professional fees, partially offset by lower technology related expenses. Selling, general and administrative expenses as a percentage of revenue for fiscal 2016 decreased to 16.3% from 17.6% for fiscal 2015. Excluding the impact of the previously disclosed 2015 restructuring charges and the expenses associated with the Winfrey Transaction, selling, general and administrative expenses as a percentage of revenue for fiscal 2016 would have increased to 16.3% from 15.8% for fiscal 2015.

Operating Income

Operating income for fiscal 2016 increased $32.8 million, or 19.5%, versus fiscal 2015. Excluding the impact of foreign currency, which negatively impacted operating income for fiscal 2016 by $1.2 million, operating income in fiscal 2016 would have increased 20.2% versus the prior year. Excluding the impact of the previously disclosed 2015 restructuring charges, the expenses associated with the Winfrey Transaction and the impact of foreign currency, our operating income for fiscal 2016 would have increased $11.9 million, or 6.3%, as compared to the prior year. This increase in operating income was driven primarily by higher operating income in North America partially offset by lower operating income in both Continental Europe and the United Kingdom in fiscal 2016 as compared to the prior year. Operating income margin increased 2.8% for fiscal 2016 compared to fiscal 2015. Excluding the impact of the previously disclosed 2015 restructuring charges and the expenses associated with the Winfrey Transaction, our operating income margin in fiscal 2016 would have increased to 17.2%, or 17.1% on a constant currency basis, from 16.3% in fiscal 2015. This increase in operating income margin was driven by the increase in gross margin and a decrease in marketing expenses as a percentage of revenue as compared to the prior year partially offset by an increase in selling, general and administrative expenses as a percentage of revenue as compared to the prior year.

Interest Expense

Interest expense in fiscal 2016 decreased $6.7 million, or 5.5%, versus fiscal 2015. The decrease in interest expense was driven primarily by the decrease in our average debt outstanding, which decreased to $2.1 billion in fiscal 2016 from $2.3 billion in fiscal 2015. This decrease was primarily due to the payment in full in April 2016 of the principal amount of loans outstanding under our then-existing tranche B-1 term facility and the previously disclosed debt prepayments in March and June of fiscal 2015. The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during fiscal 2016 and fiscal 2015 and excluding the impact of our interest rate swap, increased to 4.38% per annum at fiscal 2016 year end compared to 4.34% per annum at fiscal 2015 year end. Including the impact of our interest rate swap, our effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs) and our average borrowings during fiscal 2016 and fiscal 2015, increased to 5.56% per annum at fiscal 2016 year end from 5.45% per annum at fiscal 2015 year end. For additional details on our interest rate swap, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Part II of this Annual Report on Form 10-K.

Early Extinguishment of Debt

In March 2015, we paid an aggregate amount of cash proceeds totaling $57.4 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $63.1 million in aggregate principal amount of term loans under our then-existing tranche B-1 term facility. In June 2015, we paid an aggregate amount of cash proceeds totaling $77.2 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $84.9 million in aggregate principal amount of term loans under our then-existing tranche B-1 term facility. As a result of these prepayments, we wrote-off fees of $0.6 million, incurred fees of $1.2 million and recorded a gain on early extinguishment of debt of $11.4 million, inclusive of these fees, in fiscal 2015.

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

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in fiscal 2016 reflected a $34.8 million, or 105.5%, increase from fiscal 2015. Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in fiscal 2016 by $0.9 million, net income attributable to the Company in fiscal 2016 would have increased by 108.4% versus the prior year. Net income attributable to the Company in fiscal 2016 was impacted by the following items that affect year-over-year comparability: (i) an $11.4 million net tax benefit due to a research and development credit and a Section 199 deduction for the tax years 2012 through 2015 and (ii) a reversal of a $2.5 million valuation allowance related to tax benefits for foreign losses that are now expected to be realized, both offset by (iii) tax expenses of $2.0 million for out-of-period adjustments. Net income attributable to the Company in fiscal 2015 was impacted by the following items that affect year-over-year comparability: (i) $5.1 million of restructuring charges associated with our previously disclosed 2015 restructuring plan; (ii) $8.3 million of expenses associated with the Winfrey Transaction; and (iii) a $7.0 million gain on early extinguishment of debt. This increase in net income attributable to the Company was driven primarily by an increase in operating income, lower tax expense and a decline in interest expense in fiscal 2016 versus the prior year, partially offset by the gain on early extinguishment of debt in fiscal 2015.

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

Segment Results

Metrics and Business Trends
The following tables set forth key metrics by reportable segment for fiscal 2016 and the percentage change in those metrics versus the prior year:

(in millions except percentages and as noted)

	Fiscal 2016
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$676.4	$122.4	$798.8	$678.2	$122.7	$800.9	101.1	1,531.5	1,719.2
UK	73.3	27.6	100.8	82.4	30.8	113.2	16.5	263.1	265.1
CE	164.7	45.9	210.6	165.3	46.2	211.5	32.7	530.7	564.7
Other (1)	34.8	19.8	54.6	35.2	20.0	55.2	4.8	64.3	72.2
Total	$949.1	$215.8	$1,164.9	$961.1	$219.7	$1,180.8	155.1	2,389.6	2,621.1

	% Change Fiscal 2016 vs. Fiscal 2015
North America	5.8%	5.5%	5.7%	6.1%	5.8%	6.0%	9.2%	(5.3%)	12.3%
UK	(16.4%)	(25.9%)	(19.2%)	(5.9%)	(17.1%)	(9.3%)	(5.0%)	(5.3%)	0.8%
CE	(6.5%)	(13.4%)	(8.1%)	(6.2%)	(12.9%)	(7.7%)	(0.2%)	(3.8%)	6.4%
Other (1)	1.5%	(4.6%)	(0.8%)	2.7%	(4.0%)	0.2%	10.7%	3.7%	12.2%
Total	1.3%	(5.0%)	0.0%	2.5%	(3.2%)	1.4%	5.5%	(4.8%)	9.7%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Fiscal 2016
	Meeting Fees		Meeting	Incoming	EOP	Online Subscription Revenues		Online	Incoming	EOP
		Constant	Paid	Meeting	Meeting		Constant	Paid	Online	Online
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$437.2	$438.4	45.8	645.1	743.9	$239.1	$239.8	55.3	886.4	975.3
UK	54.5	61.2	10.3	153.2	154.8	18.8	21.2	6.2	109.9	110.3
CE	89.6	90.0	11.0	172.4	171.7	75.0	75.2	21.7	358.3	393.0
Other (1)	24.0	24.3	2.6	27.2	31.6	10.9	10.9	2.2	37.2	40.6
Total	$605.3	$614.0	69.6	997.9	1,102.0	$343.8	$347.1	85.5	1,391.7	1,519.1

	% Change Fiscal 2016 vs. Fiscal 2015
North America	9.4%	9.7%	12.3%	(6.9%)	15.3%	(0.3%)	0.0%	6.9%	(4.2%)	10.0%
UK	(16.4%)	(6.0%)	(4.4%)	(3.1%)	1.1%	(16.3%)	(5.6%)	(5.8%)	(8.2%)	0.3%
CE	(9.8%)	(9.4%)	(5.1%)	(3.3%)	(0.4%)	(2.2%)	(2.0%)	2.4%	(4.1%)	9.7%
Other (1)	0.8%	2.2%	6.2%	2.7%	16.2%	3.0%	3.8%	16.4%	4.4%	9.3%
Total	3.0%	4.5%	6.2%	(5.4%)	10.4%	(1.7%)	(0.7%)	4.9%	(4.3%)	9.2%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

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

Liquidity and Capital Resources

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global initiatives, pay down debt and opportunistically engage in selective acquisitions. We believe that cash generated by operations during fiscal 2017, our cash on hand of approximately $83.1 million at December 30, 2017, our $123.7 million of availability under our New Revolving Credit Facility and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the next twelve months.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

	December 30,	December 31,	Increase/
	2017	2016	(Decrease)
	(in millions)
Total current assets	$209.0	$235.2	$(26.2)
Total current liabilities	343.0	292.4	50.6
Working capital deficit	(134.0)	(57.2)	76.8
Cash and cash equivalents	83.1	108.7	(25.6)
Current portion of long-term debt	82.8	21.0	61.8
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(134.3)	$(144.9)	$(10.6)

The following table sets forth a summary of the primary factors contributing to the $10.6 million decrease in our working capital deficit:

	December 30,	December 31,	Increase/	Impact to Working
	2017	2016	(Decrease)	Capital Deficit
	(in millions)
Derivative payable	$12.2	$32.0	$(19.8)	$(19.8)
Operational liabilities and other, net of assets	$55.8	$66.8	$(11.0)	$(11.0)
Deferred revenue	$74.3	$62.9	$11.4	$11.4
Other current assets	$26.8	$30.9	$(4.1)	$4.1
Accrued salaries and wages	$62.2	$49.6	$12.6	$12.6
Prepaid income taxes	$43.4	$35.5	$7.9	$(7.9)
Working capital deficit change				$(10.6)

The decrease in operational liabilities and other, net of assets, and prepaid income taxes was driven primarily by timing of payments. The increase in accrued salaries and wages and deferred revenue was driven by improved business performance.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the fiscal years ended:

	December 30, 2017	December 31, 2016	January 2, 2016
	(in millions)
Net cash provided by operating activities	$222.3	$119.0	$54.8
Net cash used for investing activities	$(40.8)	$(37.5)	$(40.3)
Net cash used for financing activities	$(211.5)	$(212.2)	$(68.6)

Operating Activities

Fiscal 2017

Cash flows provided by operating activities of $222.3 million for fiscal 2017 reflected an increase of $103.3 million from $119.0 million of cash flows used for operating activities in fiscal 2016. The increase in cash provided by operating activities was primarily the result of $95.8 million of higher net income attributable to the Company in fiscal 2017 as compared to the prior year.

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

Investing Activities

Fiscal 2017

Net cash used for investing activities totaled $40.8 million in fiscal 2017, an increase of $3.3 million as compared to fiscal 2016. This increase is primarily attributable to higher capital expenditures for technology in fiscal 2017, which were partially offset by the Miami Acquisition. For additional information on our acquisitions, see “Item 6. Selected Financial Data.”

Fiscal 2016

Net cash used for investing activities totaled $37.5 million in fiscal 2016, a decrease of $2.8 million as compared to fiscal 2015. Due to the significant progress against our previously disclosed transformation plan in fiscal 2015, our expenditures on technology and operating infrastructure declined in fiscal 2016 as compared to fiscal 2015.

Fiscal 2015

Net cash used for investing activities totaled $40.3 million in fiscal 2015, a decrease of $28.7 million as compared to fiscal 2014. This decrease was primarily attributable to the lower investment in acquisitions in fiscal 2015 versus the prior year. For additional information on our acquisitions, see “—Item 6. Selected Financial Data.” In addition, we invested $15.4 million less in our technology and operating infrastructure in fiscal 2015 as compared to fiscal 2014.

Financing Activities

Fiscal 2017

Net cash used for financing activities totaled $211.5 million in fiscal 2017, primarily related to (i) in connection with the November 2017 debt refinancing, the payment in full of the $1,930.4 million of outstanding borrowings under our then-existing tranche B-2 term facility and the aggregate payment $53.8 million for financing costs and (ii) the previously disclosed debt prepayment and other scheduled debt repayments of an aggregate $88.4 million with respect to our then-existing tranche B-2 term facility during fiscal 2017.  These payments were offset by the proceeds we received from the issuance of long-term debt totaling $1,840.0 million and the draw down on the New Revolving Credit Facility of $25.0 million in connection with the November 2017 debt refinancing.

Fiscal 2016

Net cash used for financing activities totaled $212.2 million in fiscal 2016, primarily due to the April 1, 2016 payment of a principal amount of loans equal to $144.3 million, which constituted the entire remaining principal amount of loans outstanding under the then-existing tranche B-1 term facility, paying down in the aggregate the outstanding principal amount of $48.0 million on our then-existing revolving credit facility, and other scheduled debt repayments of $21.0 million in connection with our then-existing tranche B-2 term facility. These payments were offset by a tax benefit for restricted stock units vested and stock options exercised of $1.0 million in fiscal 2016.

Fiscal 2015

Net cash used for financing activities totaled $68.6 million in fiscal 2015, primarily due to $137.1 million of debt prepayments in connection with the previously disclosed debt tender offers and our then-existing revolving credit facility debt repayments of $21.0 million offset by the proceeds of our revolver borrowing of $48.0 million under our then-existing revolving credit facility as well as the $43.2 million cash payment we received, offset by $1.7 million of related legal fees, from the sale of our common stock to Ms. Winfrey in fiscal 2015.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at December 30, 2017:

Long-Term Debt

At December 30, 2017

(Balances in millions)

Balance
New Revolving Credit Facility due November 29, 2022	$25.0
New Term Loan Facility due November 29, 2024	1,540.0
Notes due December 1, 2025	300.0
Total	1,865.0
Less: Current Portion	82.8
Unamortized Deferred Financing Costs	11.2
Unamortized Debt Discount	30.4
Total Long-Term Debt	$1,740.6

On November 29, 2017, we refinanced our then-existing credit facilities consisting of $1,930.4 million of borrowings under a term loan facility and an undrawn $50.0 million revolving credit facility with $1,565.0 million of borrowings under our new credit facilities, consisting of a $1,540.0 million term loan facility and a $150.0 million revolving credit facility (of which $25.0 million was drawn upon at the time of the November 2017 debt refinancing) (collectively referred to herein as the New Credit Facilities), and $300.0 million in aggregate principal amount of 8.625% Senior Notes due 2025, or the Notes. During the fourth quarter of fiscal 2017, we incurred fees of $53.8 million (which included $30.8 million of a debt discount) in connection with the November 2017 debt refinancing. In addition, we recorded a loss on early extinguishment of debt of $10.5 million in connection thereto. This early extinguishment of debt write-off was comprised of $5.7 million of deferred financing fees paid in connection with the November 2017 debt refinancing and $4.8 million of pre-existing deferred financing fees.

Senior Secured Credit Facilities

The New Credit Facilities were issued under a new credit agreement, dated November 29, 2017, or the Credit Agreement, among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., or JPMorgan Chase, as administrative agent and an issuing bank, Bank of America, N.A., as an issuing bank, and Citibank, N.A., as an issuing bank.  The New Credit Facilities consist of (1) $1,540.0 million in aggregate principal amount of senior secured tranche B term loans due in 2024, or the New Term Loan Facility and (2) a $150.0 million senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) due in 2022, or the New Revolving Credit Facility.

As of December 30, 2017, we had $1,565.0 million debt outstanding under the New Credit Facilities with $123.7 million of availability and $1.3 million in issued but undrawn letters of credit outstanding under the New Revolving Credit Facility.  The outstanding balance under the New Revolving Credit Facility is included in the current portion of long-term debt on the accompanying consolidated balance sheet as of December 30, 2017 included elsewhere in this Annual Report on Form 10-K, due to our intent to repay the borrowings within the next twelve months.

All obligations under the Credit Agreement are guaranteed by, subject to certain exceptions, each of the Company’s current and future wholly-owned material domestic restricted subsidiaries. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and each guarantor, subject to customary exceptions, including:

•

a pledge of 100% of the equity interests directly held by the Company and each guarantor in any wholly-owned domestic material subsidiary of the Company or any guarantor (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, will not include more than 65% of the voting stock of such first-tier non-U.S. subsidiary), subject to certain exceptions; and

•	a security interest in substantially all other tangible and intangible assets of the Company and each guarantor, subject to certain exceptions.

Under the terms of the Credit Agreement, depending on our Consolidated Leverage Ratio (as defined in the Credit Agreement), on an annual basis on or about the time we are required to deliver our financial statements for any fiscal year, we are obligated to offer to prepay a portion of the outstanding principal amount of the New Term Loan Facility in an aggregate amount determined by a percentage of our annual excess cash flow (as defined in the Credit Agreement) (said payment referred to herein as a Cash Flow Sweep).

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 30, 2017, the applicable margins for the LIBOR rate borrowings under the New Term Loan Facility and the New Revolving Credit Facility were 4.75% and 2.75%, respectively.

On a quarterly basis, we pay a commitment fee to the lenders under the New Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated Leverage Ratio. Based on our Consolidated Leverage Ratio as of December 30, 2017, the commitment fee was 0.50% per annum.

The Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and (3) customary events of default.

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, the New Revolving Credit Facility includes a maintenance covenant that will require, in certain circumstances, compliance with certain first lien secured net leverage ratios.

As of December 30, 2017, we were in compliance with all covenants in the Credit Agreement governing the New Credit Facilities.

Senior Notes

The Notes were issued pursuant to an Indenture, dated November 29, 2017, or the Indenture, among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee. The Indenture contains customary covenants, events of default and other provisions for an issuer of non-investment grade debt securities. These covenants include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions.

The Notes accrue interest at a rate per annum equal to 8.625% and are due on December 1, 2025. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2018. On or after December 1, 2020, the Company may on any one or more occasions redeem some or all of the Notes at a purchase price equal to 104.313% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date, such optional redemption price decreasing to 102.156% on or after December 1, 2021 and to 100.000% on or after December 1, 2022. Prior to December 1, 2020, the Company may on any one or more occasions redeem up to 40% of the aggregate principal amount of the Notes with an amount not to exceed the net proceeds of certain equity offerings at 108.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Prior to December 1, 2020, the Company may redeem some or all of the Notes at a make-whole price plus accrued and unpaid interest, if any, to, but not including, the redemption date. If a change of control occurs, the Company must offer to purchase for cash the Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Following the sale of certain assets and subject to certain conditions, the Company must offer to purchase for cash the Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The Notes are guaranteed on a senior unsecured basis by the Company’s subsidiaries that guarantee the New Credit Facilities.

Outstanding Debt

At December 30, 2017, we had $1,865.0 million outstanding under the New Credit Facilities consisting of the New Term Loan Facility of $1,540.0 million and $25.0 million drawn down on the New Revolving Credit Facility, and $300.0 million in aggregate principal amount of Notes issued and outstanding.

At the end of fiscal 2017, our debt consisted of both fixed and variable-rate instruments. At the end of fiscal 2016 and fiscal 2015, our debt consisted entirely of variable-rate instruments. An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swap can be found in Part IV, Item 15 of this Annual Report on Form 10-K under Note 18 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swap, was approximately 7.12%, 4.41% and 4.34% per annum at December 30, 2017, December 31, 2016 and January 2, 2016, respectively, based on interest rates on the applicable dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swap, was approximately 7.34%, 5.32% and 5.45% per annum at December 30, 2017, December 31, 2016 and January 2, 2016, respectively, based on interest rates on the applicable dates.

Dividends

We do not currently pay a dividend and we have no current plans to pay dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the sole discretion of our Board of Directors, after taking into account our financial condition and results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, the provisions of Virginia law affecting the payment of distributions to shareholders and such other factors our Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants in our existing indebtedness, including the New Credit Facilities and the indenture governing the Notes, and may be limited by the agreements governing other indebtedness we or our subsidiaries incur in the future.

EBITDAS and Adjusted EBITDAS

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization, stock-based compensation and goodwill impairment.

The table below sets forth the calculations for EBITDAS and Adjusted EBITDAS for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016:

(in millions)

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net Income	$163.5	$67.7	$32.9
Interest	112.8	115.2	121.8
Taxes	(18.2)	16.6	22.8
Depreciation and Amortization	50.9	52.6	53.2
Stock-based Compensation	14.9	6.5	24.8
EBITDAS	323.9	258.7	255.6
Goodwill Impairment	13.3	-	-
Adjusted EBITDAS	$337.2	$258.7	$255.6

Note: Totals may not sum due to rounding.

Reducing leverage is a capital structure priority for the Company. As of December 30, 2017 our net debt/Adjusted EBITDAS ratio was 5.2x.

The table below sets forth the calculation for net debt, a non-GAAP financial measure:

(in millions)

December 30, 2017
Total debt	$1,865.0
Less: Unamortized deferred financing costs	11.2
Less: Unamortized debt discount	30.4
Less: Cash on hand	83.1
Net debt	$1,740.3

Note: Totals may not sum due to rounding.

We present EBITDAS, Adjusted EBITDAS and net debt/EBITDAS because we consider them to be useful supplemental measures of our performance. In addition, we believe EBITDAS, Adjusted EBITDAS and net debt/EBITDAS are useful to investors, analysts and rating agencies in measuring the ability of a company to meet its debt service obligations. See “—Non-GAAP Financial Measures” herein for an explanation of our use of these non-GAAP financial measures.

Contractual Obligations

We are obligated under non-cancelable agreements primarily for office and rent facilities operating leases. Consolidated rent expense charged to operations under all our leases for fiscal 2017 was approximately $42.3 million.

The following table summarizes our future contractual obligations as of the end of fiscal 2017:

		Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
		(in millions)
Long-Term Debt(1)
Principal	$1,865.0	$82.7	$173.3	$154.0	$1,455.0
Interest	770.6	122.2	230.9	209.1	208.4
Operating leases and non-cancelable agreements	217.0	45.6	57.9	31.7	81.8
Total (2)	$2,852.6	$250.5	$462.1	$394.8	$1,745.2

(1)

Due to the fact that a portion of our debt is variable rate based, we have assumed for purposes of this table that the interest rate on all of our debt as of the end of fiscal 2017 remains constant for all periods presented. The above does not include the impact of our interest rate swap which has a fair value of $12.2 million, or the $5.6 million of interest expense which is expected to be reclassified from accumulated other comprehensive loss into earnings in fiscal 2018.

(2)

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

We are exposed to market risks relating to interest rate changes and foreign currency fluctuations. All of our market risk sensitive instruments were entered into for purposes other than trading. The Company’s exposure to market risk as of the end of fiscal 2017 is described below.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to interest expense of variable rate debt, in particular changes in LIBOR or the base rates which are used to determine the applicable interest rates for borrowings under the New Credit Facilities.

On July 26, 2013, in order to hedge a portion of our variable rate debt, we entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap was $1.5 billion. During the term of this swap, the notional amount decreased from $1.5 billion effective March 31, 2014 to $1.25 billion on April 3, 2017 and will decrease to $1.0 billion on April 1, 2019. This interest rate swap effectively fixes the variable interest rate on the notional amount of this swap at 2.41%. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive loss. As of the end of fiscal 2017, we had $1,565.0 million of variable rate debt, of which $315.0 million remained unhedged.

As of December 30, 2017, borrowings under the New Credit Facilities bore interest at LIBOR plus an applicable margin of 4.75%. For the New Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the LIBOR Floor. In addition, as of December 30, 2017, our interest rate swap in effect had a notional amount of $1.25 billion. Accordingly, as of December 30, 2017, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swap and the LIBOR Floor, a hypothetical 70 basis point increase in interest rates would have increased annual interest expense by approximately $2.2 million and a hypothetical 70 basis point decrease in interest rates would have decreased annual interest expense by approximately $3.0 million. This increase is driven primarily by the interest rate applicable to our New Term Loan Facility. This decrease is driven primarily by the lower variable rate debt balance resulting from the November 2017 debt refinancing.

There have been no material changes to the Company’s exposure to market risk from the end of fiscal 2016 as compared to the end of fiscal 2017.

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

This information is incorporated by reference to our consolidated financial statements on pages F-1 through F-41 and our financial statement schedule on page S-1, including the report thereon of PricewaterhouseCoopers LLP on pages F-2 and F-3.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2017, the end of fiscal 2017. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of fiscal 2017, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2017, the end of fiscal 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on this assessment, our management, under the supervision and with the participation of our principal executive officer and our principal financial officer, concluded that, as of December 30, 2017, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-2 and F-3 to our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters; Certain Relationships and Related Transactions, and Director Independence; Principal Accountant Fees and Services

Information called for by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement to be filed in connection with our 2018 Annual Meeting of Shareholders pursuant to Regulation 14A, except that (i) certain of the information regarding our directors and executive officers called for by Items 401(a), (b) and (e) of Regulation S-K has been included in Part I of this Annual Report on Form 10-K; (ii) the information regarding certain Company equity compensation plans called for by Item 201(d) of Regulation S-K is set forth below and (iii) the information regarding our Amended and Restated Code of Business Conduct and Ethics, or the Code of Business Conduct and Ethics, called for by Item 406 of Regulation S-K is set forth below.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 30, 2017:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	7,010,156	(1)	$10.98	(2)	4,360,146	(3)
Equity compensation plans not approved by security holders	500,000	(4)	$60.00	(5)	—
Total	7,510,156		$14.24	(6)	4,360,146

(1)

Consists of 1,870,452 shares of our common stock issuable upon the exercise of outstanding stock options awarded under our Second Amended and Restated 2014 Stock Incentive Plan, or 2014 Plan, our 2008 Stock Incentive Plan, or 2008 Plan, and our 2004 Stock Incentive Plan, or 2004 Plan; 3,513,468 shares of our common stock issuable upon the exercise of the Winfrey Option granted pursuant to the Winfrey Option Agreement; 1,076,817 shares of our common stock issuable upon the vesting of restricted stock units, or RSUs, awarded under our 2014 Plan; and 549,419 shares of our common stock issuable upon the vesting of performance-based stock units, or PSUs, awarded under our 2014 Plan. The number of shares to be issued in respect of PSUs has been calculated based on the assumption that the maximum level of performance applicable to the PSUs will be achieved. The Winfrey Option was approved by the written consent of Artal Luxembourg which, as of the date thereof, controlled a majority of the voting power of our outstanding common stock. For additional details on the Winfrey Option and Winfrey Option Agreement, see “Item 1. Business—History—Winfrey Transaction” of this Annual Report on Form 10-K.

(2)	Reflects the weighted average exercise price of outstanding stock options of $14.29, RSUs of $0, and PSUs of $0.

(3)

Consists of shares of our common stock available for future issuance under our 2014 Plan, pursuant to various awards the Compensation and Benefits Committee may make, including non-qualified stock options, incentive stock options, stock appreciation rights, RSUs, restricted stock, performance-based awards and other equity-based awards. In connection with the initial approval of our 2014 Plan on May 6, 2014, our 2014 Plan replaced our 2008 Plan and 2004 Plan with respect to prospective equity grants.

(4)

Consists of 500,000 shares of our common stock issuable upon the exercise of a stock option granted on July 5, 2017 to Ms. Grossman in connection with her appointment as our President and Chief Executive Officer.  This stock option was granted in reliance on the employment inducement exemption provided under the NYSE Listed Company Manual Rule 303A.08.  This stock option has a seven year term and proportionately vests annually over a four year period beginning with the first anniversary of Ms. Grossman’s July 5, 2017 employment commencement date.  While the stock option was not awarded pursuant to our 2014 Plan, it is subject to the same terms and conditions of the 2014 Plan.

(5)	Reflects the weighted average exercise price of outstanding stock options of $60.00.
(6)	Reflects the weighted average exercise price of outstanding stock options of $18.17, RSUs of $0, and PSUs of $0.

Code of Business Conduct and Ethics

We have adopted the Code of Business Conduct and Ethics for our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, and our employees and directors. Our Code of Business Conduct and Ethics is available on the Corporate Governance – Governance Documents page of our corporate website at www.weightwatchersinternational.com.

In addition to any disclosures required under the Exchange Act, the date and nature of any substantive amendment of our Code of Business Conduct and Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K of the Exchange Act, will be disclosed within four business days of the date of such amendment or waiver on the Corporate Governance – Governance Documents and Corporate Governance – Corporate Actions pages, respectively, of our corporate website at www.weightwatchersinternational.com. In the case of a waiver, the name of the person to whom the waiver was granted will also be disclosed on our corporate website within four business days of the date of such waiver.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Weight Watchers International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Weight Watchers International, Inc. and its subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, and the related consolidated statements of net income, comprehensive income, changes in total deficit and cash flows for each of the three fiscal years in the period ended December 30, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 30,2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

New York, NY

February 28, 2018

We have served as the Company’s auditor since 1999.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	December 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$83,054	$108,656
Receivables (net of allowances: December 30, 2017 - $2,001 and December 31, 2016 - $2,973)	23,913	27,518
Inventories	31,728	32,629
Prepaid income taxes	43,488	35,528
Prepaid expenses and other current assets	26,805	30,880
TOTAL CURRENT ASSETS	208,988	235,211
Property and equipment, net	47,978	49,574
Franchise rights acquired	754,040	748,619
Goodwill	156,281	166,138
Other intangible assets, net	46,536	58,612
Other noncurrent assets	32,177	12,822
TOTAL ASSETS	$1,246,000	$1,270,976
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$82,750	$21,000
Accounts payable	24,356	40,639
Salaries and wages payable	62,179	49,638
Accrued marketing and advertising	18,154	18,067
Accrued interest	10,834	16,939
Other accrued liabilities	58,251	51,251
Derivative payable	12,171	31,974
Deferred revenue	74,332	62,880
TOTAL CURRENT LIABILITIES	343,027	292,388
Long-term debt, net	1,740,612	1,981,299
Deferred income taxes	143,591	175,115
Other	30,289	25,048
TOTAL LIABILITIES	2,257,519	2,473,850
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	4,467	4,699
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 118,947 shares issued at December 30, 2017 and at December 31, 2016	0	0
Treasury stock, at cost, 54,258 shares at December 30, 2017 and 55,021 shares at December 31, 2016	(3,208,836)	(3,237,346)
Retained earnings	2,203,317	2,056,893
Accumulated other comprehensive loss	(10,467)	(27,120)
TOTAL DEFICIT	(1,015,986)	(1,207,573)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,246,000	$1,270,976

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 30,	December 31,	January 2,
	2017	2016	2016
Service revenues, net	$1,081,679	$949,121	$937,368
Product sales and other, net	225,232	215,781	227,051
Revenues, net	1,306,911	1,164,902	1,164,419
Cost of services	486,293	468,761	477,926
Cost of product sales and other	127,969	110,640	112,406
Cost of revenues	614,262	579,401	590,332
Gross profit	692,649	585,501	574,087
Marketing expenses	200,797	194,398	201,021
Selling, general and administrative expenses	211,224	190,292	205,008
Goodwill impairment	13,323	0	0
Operating income	267,305	200,811	168,058
Interest expense	112,784	115,160	121,843
Other expense, net	472	1,524	2,027
Early extinguishment of debt, net	8,969	0	(11,426)
Income before income taxes	145,080	84,127	55,614
(Benefit from) provision for income taxes	(18,237)	16,634	22,835
Net income	163,317	67,493	32,779
Net loss attributable to the noncontrolling interest	197	206	166
Net income attributable to Weight Watchers International, Inc.	$163,514	$67,699	$32,945
Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$2.54	$1.06	$0.56
Diluted	$2.40	$1.03	$0.56
Weighted average common shares outstanding
Basic	64,329	63,742	58,369
Diluted	68,248	65,897	58,966

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 30,	December 31,	January 2,
	2017	2016	2016
Net income	$163,317	$67,493	$32,779
Other comprehensive gain (loss):
Foreign currency translation gain (loss)	9,848	5,556	(27,824)
Income tax (expense) benefit on foreign currency translation gain (loss)	(3,840)	(2,089)	10,851
Foreign currency translation gain (loss), net of taxes	6,008	3,467	(16,973)
Gain (loss) on derivatives	17,393	11,821	(2,096)
Income tax (expense) benefit on gain (loss) on derivatives	(6,783)	(4,688)	817
Gain (loss) on derivatives, net of taxes	10,610	7,133	(1,279)
Total other comprehensive gain (loss)	16,618	10,600	(18,252)
Comprehensive income	179,935	78,093	14,527
Net loss attributable to the noncontrolling interest	197	206	166
Foreign currency translation loss (gain), net of taxes attributable to the noncontrolling interest	35	(455)	937
Comprehensive loss (income) attributable to the noncontrolling interest	232	(249)	1,103
Comprehensive income attributable to Weight Watchers International, Inc.	$180,167	$77,844	$15,630

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIT

(IN THOUSANDS)

		Weight Watchers International, Inc.
						Accumulated
	Redeemable					Other
	Noncontrolling	Common Stock		Treasury Stock		Comprehensive	Retained
	Interest	Shares	Amount	Shares	Amount	Loss	Earnings	Total
Balance at January 3, 2015	$5,553	112,195	$0	55,485	$(3,253,597)	$(19,950)	$1,900,506	$(1,373,041)
Comprehensive (loss) income	(1,103)					(17,315)	32,945	15,630
Issuance of treasury stock under stock plans				(184)	6,191		(7,179)	(988)
Tax benefit of restricted stock units vested and stock options exercised							(932)	(932)
Cash dividends							3	3
Compensation expense on share- based awards							24,771	24,771
Sale of common stock		6,362					41,475	41,475
Acquisition of Weilos		298					2,924	2,924
Balance at January 2, 2016	$4,450	118,855	$0	55,301	$(3,247,406)	$(37,265)	$1,994,513	$(1,290,158)
Comprehensive income	249					10,145	67,699	77,844
Issuance of treasury stock under stock plans				(280)	10,060		(12,173)	(2,113)
Tax benefit of restricted stock units vested and stock options exercised							327	327
Compensation expense on share- based awards							6,527	6,527
Issuance of common stock pursuant to acquisition of Weilos		92					0	0
Balance at December 31, 2016	$4,699	118,947	$0	55,021	$(3,237,346)	$(27,120)	$2,056,893	$(1,207,573)
Comprehensive income	(232)					16,653	163,514	180,167
Issuance of treasury stock under stock plans				(763)	28,510		(32,039)	(3,529)
Compensation expense on share- based awards							14,949	14,949
Balance at December 30, 2017	$4,467	118,947	$0	54,258	$(3,208,836)	$(10,467)	$2,203,317	$(1,015,986)

The accompanying notes are an integral part of the consolidated financial statements.

 tt

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED

(IN THOUSANDS)

	December 30,	December 31,	January 2,
	2017	2016	2016
Operating activities:
Net income	$163,317	$67,493	$32,779
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	50,880	52,633	53,171
Amortization of deferred financing costs and debt discount	6,112	6,116	6,886
Goodwill impairment	13,323	0	0
Impairment of intangible and long-lived assets	682	615	2,455
Write-off of net assets due to cessation of Spain operations	70	0	0
Share-based compensation expense	14,949	6,527	24,771
Deferred tax (benefit) provision	(48,216)	11,093	12,098
Allowance for doubtful accounts	(587)	363	(446)
Reserve for inventory obsolescence	7,823	5,109	7,593
Foreign currency exchange rate loss	202	1,270	1,526
Early extinguishment of debt, net	8,969	0	(12,667)
Changes in cash due to:
Receivables	5,444	(37)	1,571
Inventories	(4,504)	(9,513)	(3,055)
Prepaid expenses	(4,359)	(14,755)	(18,284)
Accounts payable	(14,507)	461	(13,930)
Accrued liabilities	4,414	(8,823)	(32,418)
Deferred revenue	8,298	1,212	1,256
Other long term assets and liabilities, net	5,683	1,512	1,512
Income taxes	4,281	(2,232)	(10,003)
Cash provided by operating activities	222,274	119,044	54,815
Investing activities:
Capital expenditures	(13,732)	(5,556)	(3,952)
Capitalized software expenditures	(26,916)	(28,785)	(32,307)
Cash paid for acquisitions	0	(2,898)	(3,112)
Other items, net	(143)	(291)	(936)
Cash used for investing activities	(40,791)	(37,530)	(40,307)
Financing activities:
Net borrowings (payments) on revolver	25,000	(48,000)	48,000
Proceeds from new long term debt	1,840,000	0	0
Financing costs and debt discount	(53,636)	0	0
Payments on long-term debt	(2,018,773)	(165,323)	(158,113)
Proceeds from the sale of common stock, net of fees	0	0	41,475
Taxes paid related to net share settlement of equity awards	(9,548)	0	0
Excess tax benefit of share-based compensation	0	973	0
Proceeds from stock options exercised	5,475	139	95
Payment of dividends	0	(11)	(42)
Cash used for financing activities	(211,482)	(212,222)	(68,585)
Effect of exchange rate changes on cash and cash equivalents	4,397	(2,162)	(5,609)
Net decrease in cash and cash equivalents	(25,602)	(132,870)	(59,686)
Cash and cash equivalents, beginning of fiscal year	108,656	241,526	301,212
Cash and cash equivalents, end of fiscal year	$83,054	$108,656	$241,526

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

2.	Summary of Significant Accounting Policies

Fiscal Year:

The Company’s fiscal year ends on the Saturday closest to December 31st and consists of either 52 or 53-week periods. Fiscal year 2017, fiscal year 2016 and fiscal year 2015 all contained 52 weeks.

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

Inventories:

Inventories, which consist of finished goods, are stated at the lower of cost or net realizable value on a first-in, first-out basis, net of reserves for obsolescence and shrinkage.

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

In fiscal 2017, fiscal 2016 and fiscal 2015, the Company recorded impairment charges of $674, $484 and  $2,028, respectively, related to internal-use computer software that was not expected to provide substantive service potential.

In fiscal 2017, fiscal 2016 and fiscal 2015, the Company recorded impairment charges of $8, $131, and $427, respectively, related to property, plant and equipment that were expected to be disposed of before the end of their estimated useful lives.

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

Given the ongoing challenging economic environment in Brazil and the negative performance trends and the Company’s reduced expectations regarding the future impact of its business growth strategies in the country, a triggering event in the Brazil reporting unit was identified which required the Company to perform an interim goodwill impairment analysis. Based on this interim test, the Company determined that the carrying amount of this reporting unit exceeded its fair value and therefore recorded an impairment charge of $13,323. Based on the results of the Company’s annual impairment test performed for all of its reporting units except for Brazil, as of December 30, 2017, the Company estimated that for reporting units that hold approximately 96.6% of the Company’s goodwill, those units had a fair value at least 50% higher than the respective reporting unit’s carrying amount. Based on the results of the Company’s interim impairment test performed on December 30, 2017 and after recording an impairment charge of $13,323, its reporting unit Brazil held 3.4% of the Company’s goodwill, and the fair value of this reporting unit is now equivalent to its carrying value of $5,943.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

As it relates to the impairment analysis for Brazil, the Company estimated future debt free cash flows in contemplation of its growth strategies for that market. In developing these projections, the Company considered the historical impact of similar growth strategies in other markets as well as the current market conditions in Brazil. The Company then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for the Company’s peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data including the current economic conditions in Brazil and the country specific risk thereon. A further risk premium was included to reflect the risk associated with the rate of growth projected in the analysis, except for the interim test at December 30, 2017, which projected significantly lower growth rates.  The cost of debt was determined by estimating the Company’s current borrowing rate.

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s meetings business and a relief from royalty methodology for franchise rights related to the Company’s Online business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in the meetings and Online businesses in the country in which the acquisitions have occurred. The book values of these franchise rights in the United States, Canada, United Kingdom, Australia, New Zealand and other countries at December 30, 2017 were $671,914, $57,408, $12,680, $7,018, $5,020 and $0, respectively, totaling $754,040 and the values at December 31, 2016 were $671,914, $53,638, $11,694, $6,473, $4,900 and $0, respectively, totaling $748,619.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Revenue Recognition:

WWI earns revenue by conducting meetings, for which it charges a fee, predominantly through commitment plans, prepayment plans or the “pay-as-you-go” arrangement. WWI also earns revenue from subscriptions for the Company’s Online products, selling products (including publications) in its meetings, online and to its franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements, selling magazine subscriptions, publishing, selling advertising space on its websites and in copies of its publications, and By Mail product sales.

Commitment plans, prepaid meeting fees and magazine subscription revenue is recorded to deferred revenue and amortized into revenue over the period earned. Online subscription revenues are recognized over the period that products are provided. One-time Online sign-up fees are deferred and recognized over the expected customer relationship period. Online subscription revenues that are paid in advance are deferred and recognized on a straight-line basis over the subscription period. Revenue from “pay-as-you-go” meeting fees, product sales, By Mail, commissions and royalties is recognized when services are rendered, products are sold or shipped to customers and title and risk of loss pass to the customers, and commissions and royalties are earned, respectively. Revenue from advertising in magazines is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. In the meetings business, WWI generally charges non-refundable registration and starter fees in exchange for an introductory information session and materials it provides to new members. Revenue from these registration and starter fees is recognized when the service and products are provided, which is generally at the same time payment is received from the customer. For revenue transactions that involve multiple deliverables, the amount of revenue recognized is determined using the relative fair value of each element, which is generally based on each element’s stand-alone selling price. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. Revenue from advertising on its websites is recognized when the advertisement is viewed by the user.

The Company grants refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue over the same period.

Advertising Costs:

Advertising costs consist primarily of broadcast and digital media. All costs related to advertising are expensed in the period incurred, except for media production-related costs, which are expensed the first time the advertising takes place. Total advertising expenses for the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016 were $193,423, $186,614 and $191,060, respectively.

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

The Company recognizes the fair value of all derivative instruments as either assets or liabilities on the balance sheet. The Company has designated and accounted for the interest rate swap as cash flow hedges of its variable-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The fair value of the Company’s interest rate swap is reported as a component of accumulated other comprehensive loss on its balance sheet. See Note 17 for a further discussion regarding the fair value of the Company’s interest rate swap. The net effect of the interest payable and receivable under the Company’s interest rate swap is included in interest expense on the consolidated statements of net income.

Deferred Financing Costs:

Deferred financing costs consist of fees paid by the Company as part of the establishment, exchange and/or modification of the Company’s long-term debt. During the fourth quarter of fiscal 2017, the Company incurred fees of $53,832 (which includes $30,800 of a debt discount) in connection with the November 2017 debt refinancing (as described in Note 8). In addition, the Company recorded a loss on extinguishment of debt of $10,524 in connection thereto. This early extinguishment of debt write-off was comprised of $5,716 of deferred financing fees paid in connection with the November 2017 debt refinancing and $4,808 of pre-existing deferred financing fees. During the fiscal year ended December 30, 2017 in connection with the prepayment of debt, the Company wrote-off deferred financing fees of $618, incurred fees of $305 and recorded a gain on early extinguishment of debt of $1,554, inclusive of these fees. During the fiscal year ended January 2, 2016, in connection with the prepayment of debt, the Company wrote-off deferred financing fees of $647, incurred additional fees of $1,241 and recorded a gain on early extinguishment of debt totaling $11,426. Amortization expense for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016 was $6,112, $6,116 and $6,886, respectively.

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At December 30, 2017, December 31, 2016 and January 2, 2016, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was $5,392, $16,002 and $23,135, respectively. At December 30, 2017, December 31, 2016 and January 2, 2016, the cumulative balance of the effects of foreign currency translations, net of taxes, was $5,075, $11,118 and $14,130, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

3.	Accounting Standards Adopted in Current Year

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued updated guidance on stock compensation which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of applicable income tax consequences on the statement of cash flows. This guidance requires recognition of excess tax benefits and shortfalls (resulting from an increase or decrease in the fair value of an award from grant date to the vesting date) in the provision for income taxes as a discrete item in the quarterly period in which they occur. In addition, these amounts will be classified as an operating activity in the consolidated statement of cash flows instead of as a financing activity. The amendments requiring recognition of excess tax benefits and tax shortfalls in the income statement must be applied prospectively (See Note 12), and entities may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective or retrospective transition method. The amendments also require the classification of tax withheld for employee awards exercised as cash flows from financing activities.  In May 2017, the FASB issued updated guidance on stock compensation which is intended to clarify when changes to the terms and conditions to a share-based payment transaction requires modification accounting.

The company adopted this guidance during the first quarter of fiscal 2017. As required by the standard, the Company recognized prospectively any excess tax benefits in the consolidated statements of net income for the fiscal year ended December 30, 2017 and applied the amendments relating to the presentation of excess tax benefits on the statement of cash flows and tax withheld for employee awards using the prospective method. For the fiscal year ended December 31, 2016 the Company recorded $327 of excess tax benefits in equity and for the fiscal year ended January 2, 2016 the Company recorded $932 of tax shortfalls in equity. For the fiscal years ended December 31, 2016 and January 2, 2016, the Company paid taxes of $2,232 and $447, respectively, related to net share settlement of equity awards.  As permitted under the guidance, the Company will continue to account for forfeitures in compensation cost by estimating the number of awards that are expected to vest.

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

In January 2017, the FASB issued amended guidance to simplify the accounting for goodwill impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amended guidance, a goodwill impairment charge will now be recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company adopted this guidance in the fourth quarter of fiscal 2017.

In August 2017, the FASB issued amended guidance to improve accounting for hedging activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted as of the issuance date. The Company adopted this guidance the first day of the fourth quarter of fiscal 2017, which did not have a material impact on the consolidated financial statements and related disclosures of the Company.

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

The Purchased Shares could not be transferred by Ms. Winfrey within the first two years of the Agreement Date, subject to certain limited exceptions. Thereafter, Ms. Winfrey may generally transfer up to 15% of the Purchased Shares prior to the third anniversary of the Agreement Date, up to 30% of the Purchased Shares prior to the fourth anniversary of the Agreement Date and up to 60% of the Purchased Shares prior to the fifth anniversary of the Agreement Date. On or after the fifth anniversary of the Agreement Date, Ms. Winfrey will be permitted to transfer all of the Purchased Shares. In the event that Ms. Winfrey proposes to transfer any Purchased Shares or Winfrey Option Shares (defined below), the Company will have (a) a right of first offer with respect to such shares if such transfer is (i) for 1% or more of the Company’s issued and outstanding common stock and is proposed to be made pursuant to Rule 144 under the Securities Act of 1933, as amended or (ii) proposed to be sold under a resale shelf registration statement or (b) a right of first refusal with respect to such shares if such transfer is (i) for 1% or more of the Company’s issued and outstanding common stock and is proposed to be made to a competitor of the Company or (ii) for 5% or more of the Company’s issued and outstanding common stock. Such transfer restrictions, right of first offer and right of first refusal terminate if Ms. Winfrey then has the right to be nominated as a director and has met certain eligibility requirements under the Winfrey Purchase Agreement, but is not elected as a director of the Company. If Ms. Winfrey is elected as a director of the Company, she shall receive compensation for her services as a director consistent with that of other non-executive directors of the Company. Such transfer restrictions also terminate if there is a change of control, including if another person (or group), other than Artal Luxembourg S.A. and Ms. Winfrey and their respective affiliates, acquires more than 50% of the total voting power of the Company.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Subject to certain limited exceptions, shares of common stock issuable upon exercise of the Winfrey Option (the “Winfrey Option Shares”) generally could not be transferred by Ms. Winfrey within the first year of the Agreement Date. Ms. Winfrey generally could have transferred up to 20% of the Winfrey Option Shares prior to the second anniversary of the Agreement Date, and generally may transfer up to 40% of such shares prior to the third anniversary of the Agreement Date, up to 60% of such shares prior to the fourth anniversary of the Agreement Date and up to 80% of such shares prior to the fifth anniversary of the Agreement Date. On or after the fifth anniversary of the Agreement Date, Ms. Winfrey will be permitted to transfer all of the Winfrey Option Shares. Pursuant to the Winfrey Purchase Agreement, in the event that Ms. Winfrey proposes to transfer any Winfrey Option Shares, the Company will have a right of first offer or a right of first refusal with respect to such shares as described above. Such transfer restrictions terminate under the same director service and change of control circumstances that would result in the termination of the transfer restrictions relating to the Purchased Shares as described above.

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

Acquisition of Weilos

On March 11, 2015, the Company acquired for a purchase price of $6,674 Weilos, Inc. (“Weilos”), a California-based startup with an online social platform. Payment was in the form of common stock issued ($2,810), restricted stock issued ($114) and cash ($2,775) plus cash in reserves ($975). The total purchase price of Weilos has been allocated to goodwill ($5,588), identifiable intangibles ($1,741) and other assets ($24) offset by deferred tax liabilities ($679). Restricted shares with a fair value at the date of grant ($908) were issued to key employees, contingent upon 18 months post-combination employment, and are accounted for as stock compensation cost in the post-combination financial statements. These restricted shares vested on September 11, 2016. As a result of the acquisition, Weilos became a wholly owned subsidiary of the Company and the Company began to consolidate the entity as of the date of acquisition. The acquisition resulted in goodwill related to, among other things, expected synergies in operations. The goodwill was not deductible for tax purposes.

6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

The Company performed its annual impairment review of goodwill and other indefinite-lived intangible assets for fiscal 2017 and fiscal 2016 on May 7 and May 8, respectively. Given the ongoing challenging economic environment in Brazil and the negative performance trends and the Company’s reduced expectations regarding the future impact of its business growth strategies in the country, a triggering event in the Brazil reporting unit was identified which required the Company to perform an interim goodwill impairment analysis. Based on this interim test, the Company determined that the carrying amount of this reporting unit exceeded its fair value and therefore recorded an impairment charge of $13,323. As a result of the 2016 review, no impairment charges were recorded for the fiscal year ended December 31, 2016.

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the fiscal year ended December 30, 2017, the change in the carrying value of franchise rights acquired is due to the effect of exchange rate changes.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisitions of the majority interest in Vigilantes do Peso Marketing Ltda. (“VPM”) and of Knowplicity, Inc., d/b/a Wello, in fiscal 2014 and the acquisition of Weilos in fiscal 2015. See Note 5 for additional information about acquisitions by the Company. For the fiscal year ended December 30, 2017, the change in the carrying amount of goodwill is due to the impairment charge of its Brazil reporting unit and the effect of exchange rate changes as follows:

	North	United	Continental
	America	Kingdom	Europe	Other	Total
Balance as of December 31, 2016	$137,543	$1,145	$6,884	$20,566	$166,138
Goodwill impairment	0	0	0	(13,323)	(13,323)
Effect of exchange rate changes	2,846	108	875	(363)	3,466
Balance as of December 30, 2017	$140,389	$1,253	$7,759	$6,880	$156,281

Finite-lived Intangible Assets

In fiscal 2017, the Company corrected the prior year presentation of fully amortized assets that were no longer in service. Accordingly, the fiscal 2016 disclosures have been revised resulting in a reduction in the gross carrying amount and the accumulated amortization of capitalized software costs, website development costs and other by $23,375, $47,193 and $4,290, respectively. The below table reflects the carrying values of finite-lived intangible assets as of December 30, 2017 and the revised December 31, 2016 carrying values of finite-lived intangible assets:

	December 30, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$111,617	$94,697	$103,362	$77,941
Website development costs	90,096	61,125	72,778	40,543
Trademarks	11,231	10,833	11,092	10,647
Other	3,793	3,546	3,655	3,144
Trademarks and other intangible assets	$216,737	$170,201	$190,887	$132,275
Franchise rights acquired	4,526	4,526	4,551	4,551
Total finite-lived intangible assets	$221,263	$174,727	$195,438	$136,826

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $36,040, $35,752 and $34,719, for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. The franchise rights acquired related to the VPM acquisition were amortized ratably over a 2 year period. The franchise rights acquired related to the Miami Acquisition were amortized ratably over a 3 month period.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Fiscal 2018	$25,237
Fiscal 2019	$14,273
Fiscal 2020	$5,949
Fiscal 2021	$1,051
Fiscal 2022 and thereafter	$26

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

7.	Property and Equipment

In fiscal 2017, the Company corrected the prior year presentation of fully depreciated assets that were no longer in service. Accordingly, the fiscal 2016 disclosures have been revised resulting in a reduction in the gross carrying amount and the accumulated depreciation and amortization of equipment and leasehold improvements by $61,357 and $10,831, respectively. The below table reflects the carrying values of property and equipment as of December 30, 2017 and the revised December 31, 2016 carrying values of property and equipment:

	December 30,	December 31,
	2017	2016
Equipment	$70,126	$63,597
Leasehold improvements	71,469	68,959
	141,595	132,556
Less: Accumulated depreciation and amortization	(93,617)	(82,982)
	$47,978	$49,574

Depreciation and amortization expense of property and equipment for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016 was $14,840, $16,881 and $18,452, respectively.

8.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	December 30, 2017				December 31, 2016
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Effective Rate (1)
New Revolving Credit Facility due November 29, 2022	$25,000	$0	$0	4.15%	$0	0.00%
Former Tranche B-2 Term Facility due April 2, 2020	0	0	0	4.76%	2,021,250	4.41%
New Term Loan Facility due November 29, 2024	1,540,000	9,783	30,433	6.84%	0	0.00%
Notes due December 1, 2025	300,000	1,422	0	8.82%	0	0.00%
Total	1,865,000	$11,205	$30,433	4.96%	2,021,250	4.38%
Less: Current Portion	82,750				21,000
Unamortized Deferred Financing Costs	11,205				18,951
Unamortized Debt Discount	30,433				0
Total Long-Term Debt	$1,740,612				$1,981,299

(1)

Includes amortization of deferred financing costs and debt discount. For fiscal 2017, the effective interest rate for the tranche B-2 term facility of the Company’s then-existing term loan facility was computed based on interest expense incurred over the period for which borrowings were outstanding. For fiscal 2016, the effective interest rate for the Company’s then-existing revolving facility and tranche B-1 term facility of the Company’s then-existing term loan facility was computed based on interest expense incurred over the period for which borrowings were outstanding.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

On November 29, 2017, the Company refinanced its then-existing credit facilities (hereinafter referred to as “the November 2017 debt refinancing”) consisting of $1,930,386 of borrowings under a term loan facility and an undrawn $50,000 revolving credit facility with $1,565,000 of borrowings under its new credit facilities, consisting of a $1,540,000 term loan facility, and a $150,000 revolving credit facility (of which $25,000 was drawn upon at the time of the November 2017 debt refinancing) (collectively the “New Credit Facilities”), and $300,000 in aggregate principal amount of 8.625% Senior Notes due 2025 (the “Notes”). During the fourth quarter of fiscal 2017, the Company incurred fees of $53,832 (which included $30,800 of a debt discount) in connection with the November 2017 debt refinancing. In addition, the Company recorded a loss on early extinguishment of debt of $10,524 in connection thereto. This early extinguishment of debt write-off was comprised of $5,716 of deferred financing fees paid in connection with the November 2017 debt refinancing and $4,808 of pre-existing deferred financing fees.

Senior Secured Credit Facilities

The New Credit Facilities were issued under a new credit agreement, dated November 29, 2017 (the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent and an issuing bank, Bank of America, N.A., as an issuing bank, and Citibank, N.A., as an issuing bank.  The New Credit Facilities consist of (1) $1,540,000 in aggregate principal amount of senior secured tranche B term loans  due in  2024  (the “New Term Loan Facility”) and (2) a $150,000 senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) due in 2022 (the “New Revolving Credit Facility”).

As of December 30, 2017, the Company had $1,565,000 of debt outstanding under the New Credit Facilities, with $123,735 of availability and $1,265 in issued but undrawn letters of credit outstanding under the New Revolving Credit Facility.  The outstanding balance under the New Revolving Credit Facility is included in current portion of long-term debt on the accompanying consolidated balance sheet as of December 30, 2017 included in these consolidated financial statements.

All obligations under the Credit Agreement are guaranteed by, subject to certain exceptions, each of the Company’s current and future wholly-owned material domestic restricted subsidiaries. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and each guarantor, subject to customary exceptions, including:

•

a pledge of 100% of the equity interests directly held by the Company and each guarantor in any wholly-owned domestic material subsidiary of the Company or any guarantor (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, will not include more than 65% of the voting stock of such first-tier non-U.S. subsidiary), subject to certain exceptions; and

•	a security interest in substantially all other tangible and intangible assets of the Company and each guarantor, subject to certain exceptions.

Under the terms of the Credit Agreement, depending on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement), on an annual basis on or about the time the Company is required to deliver its financial statements for any fiscal year, the Company is obligated to offer to prepay a portion of the outstanding principal amount of the New Term Loan Facility in an aggregate amount determined by a percentage of its annual excess cash flow (as defined in the Credit Agreement) (said payment, a “Cash Flow Sweep”).

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 30, 2017, the applicable margins for the LIBOR rate borrowings under the New Term Loan Facility and the New Revolving Credit Facility were 4.75% and 2.75%, respectively.

On a quarterly basis, the Company pays a commitment fee to the lenders under the New Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of December 30, 2017, the commitment fee was 0.50% per annum.

The Credit Agreement contains other customary terms, including (1) representations, warranties and affirmative covenants, (2) negative covenants, including limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt, amendments of material agreements governing subordinated indebtedness, changes to lines of business and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions, and (3) customary events of default.

The availability of certain baskets and the ability to enter into certain transactions are also subject to compliance with certain financial ratios. In addition, the New Revolving Credit Facility includes a maintenance covenant that will require, in certain circumstances, compliance with certain first lien secured net leverage ratios.

As of December 30, 2017, the Company was in compliance with all financial covenants in the Credit Agreement governing the New Credit Facilities.

Senior Notes

The Notes were issued pursuant to an Indenture, dated November 29, 2017 (the “Indenture”), among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee. The Indenture contains customary covenants, events of default and other provisions for an issuer of non-investment grade debt securities. These covenants include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Notes accrue interest at a rate per annum equal to 8.625% and are due on December 1, 2025. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2018. On or after December 1, 2020, the Company may on any one or more occasions redeem some or all of the Notes at a purchase price equal to 104.313% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the redemption date, such optional redemption price decreasing to 102.156% on or after December 1, 2021 and to 100.000% on or after December 1, 2022. Prior to December 1, 2020, the Company may on any one or more occasions redeem up to 40% of the aggregate principal amount of the Notes with an amount not to exceed the net proceeds of certain equity offerings at 108.625% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the redemption date. Prior to December 1, 2020, the Company may redeem some or all of the Notes at a make-whole price plus accrued and unpaid interest, if any, to, but not including, the redemption date. If a change of control occurs, the Company must offer to purchase for cash the Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Following the sale of certain assets and subject to certain conditions, the Company must offer to purchase for cash the Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The Notes are guaranteed on a senior unsecured basis by the Company’s subsidiaries that guarantee the New Credit Facilities.

Outstanding Debt

At December 30, 2017, the Company had $1,865,000 outstanding under the New Credit Facilities, consisting of the New Term Loan Facility of $1,540,000 and $25,000 drawn down on the New Revolving Credit Facility, and $300,000 in aggregate principal amount of Notes issued and outstanding.

At December 30, 2017, the Company’s debt consisted of both fixed and variable-rate instruments. At December 31, 2016, the Company’s debt consisted entirely of variable-rate instruments. An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 18 for information on the Company’s interest rate swap. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swap, was approximately 7.12% and 4.41% per annum based on interest rates at December 30, 2017 and December 31, 2016, respectively. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swap, was approximately 7.34% and 5.32% per annum based on interest rates at December 30, 2017 and December 30, 2016, respectively.

Maturities

At December 30, 2017, the aggregate amounts of the Company’s existing long-term debt maturing in each of the next five fiscal years and thereafter were as follows:

2018	$82,750
2019	77,000
2020	96,250
2021	77,000
2022	77,000
2023 and thereafter	1,455,000
$1,865,000

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

During the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, the Company purchased no shares of its common stock in the open market under the repurchase program. As of the end of fiscal 2017, $208,933 remained available to purchase shares of the Company’s common stock under the repurchase program.

10.	Earnings Per Share

Basic earnings per share (“EPS”) are calculated utilizing the weighted average number of common shares outstanding during the periods presented. Diluted EPS is calculated utilizing the weighted average number of common shares outstanding during the periods presented adjusted for the effect of dilutive common stock equivalents.

The following table sets forth the computation of basic and diluted EPS for the fiscal years ended:

	December 30,	December 31,	January 2,
	2017	2016	2016
Numerator:
Net income attributable to
Weight Watchers International, Inc.	$163,514	$67,699	$32,945
Denominator:
Weighted average shares of common stock outstanding	64,329	63,742	58,369
Effect of dilutive common stock equivalents	3,919	2,155	597
Weighted average diluted common shares outstanding	68,248	65,897	58,966
Earnings per share attributable to Weight Watchers International, Inc.
Basic	$2.54	$1.06	$0.56
Diluted	$2.40	$1.03	$0.56

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 1,427, 1,536 and 1,699 for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

11.	Stock Plans

Incentive Compensation Plans, Inducement Option and Winfrey Option

On May 6, 2008 and May 12, 2004, respectively, the Company’s shareholders approved the 2008 Stock Incentive Plan (the “2008 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”). On May 6, 2014, the Company’s shareholders approved the 2014 Stock Incentive Plan (as amended and restated, the “2014 Plan”, and together with the 2004 Plan and the 2008 Plan, the “Stock Plans”), which replaced the 2008 Plan and 2004 Plan for all equity-based awards granted on or after May 6, 2014. The 2014 Plan is designed to promote the long-term financial interests and growth of the Company by attracting, motivating and retaining employees with the ability to contribute to the success of the business and to align compensation for the Company’s employees over a multi-year period directly with the interests of the shareholders of the Company. The Company’s Board of Directors or a committee thereof administers the 2014 Plan.

Under the 2014 Plan, grants may take the following forms at the Company’s Board of Directors’ Compensation and Benefit Committee’s (the “Compensation Committee”) discretion: non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock and other stock-based awards. As of May 9, 2017, the maximum number of shares of common stock available for grant under the 2014 Plan was 8,500, subject to increase and adjustment as set forth in the 2014 Plan.

Under the 2014 Plan, the Company also grants fully-vested shares of its common stock to certain members of its Board of Directors. Additionally, the Company granted such shares to director members of the Interim Office of the Chief Executive Officer. While these shares are fully vested, the directors are restricted from selling these shares while they are still serving on the Company’s Board of Directors. During the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, the Company granted to members of the Company’s Board of Directors an aggregate of 30, 36 and 50 fully-vested shares, respectively, and recognized compensation expense of $664, $451 and $507, respectively.  During the fiscal year ended December 30, 2017, the Company granted to director members of the Interim Office of the Chief Executive Officer an aggregate of 40 fully vested shares and recognized compensation expense of $604.

In fiscal 2017, as part of an initial equity award, the Company granted a stock option to purchase 500 shares of its common stock (the “Inducement Option”) to its new President and Chief Executive Officer upon commencement of her employment. The Inducement Option vests proportionately over four years on each anniversary of the grant date and expires on the seven-year anniversary of the grant date.  While the Inducement Option was granted in reliance on an employment inducement exemption and not awarded pursuant to the 2014 Plan, it is subject to the same terms and conditions of the 2014 Plan.

The Company’s long-term equity incentive compensation program has historically included time-vesting non-qualified stock option and/or restricted stock unit (including performance-based stock unit with both time- and performance-vesting criteria (“PSUs”)) awards.

From time to time, the Company has granted fully-vested shares of its common stock to individuals in connection with special circumstances. In fiscal 2015, the Company granted an aggregate of 105 fully-vested shares of its common stock to individuals under such special circumstances. In fiscal 2015, the Company also granted special performance-based stock option awards.

Under the Winfrey Option Agreement, in fiscal 2015, the Company granted Ms. Winfrey a fully-vested non-qualified stock option to purchase 3,513 shares of its common stock as more fully described in Note 4.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company issues common stock for share-based compensation awards from treasury stock. The total compensation cost that has been charged against income for share-based compensation awards was $14,949, $6,527, and $24,771 for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. Such amounts have been included as a component of selling, general and administrative expenses. The total income tax benefit recognized in the income statement for all share-based compensation awards was $3,580, $1,849 and $8,170 for the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016, respectively. The tax benefits realized from options exercised and RSUs and PSUs vested totaled $7,210, $2,114 and $274 for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. No compensation costs were capitalized. As of December 30, 2017, there was $46,735 of total unrecognized compensation cost related to the Inducement Option and stock options, RSUs and PSUs granted under the Stock Plans. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

Stock Option Awards Under Stock Plans and Inducement Option

Stock Option Awards with Time-Vesting Criteria

Stock options with time-vesting criteria (“Time-Vesting Options”) are exercisable based on the terms and conditions outlined in the applicable agreement for each award. Time-Vesting Options outstanding at December 30, 2017 and December 31, 2016 vest over a period of three to five years and the expiration term is seven to ten years. Time-Vesting Options outstanding at December 30, 2017 and December 31, 2016 have an exercise price between $3.97 and $63.59 per share.

The fair value of each of these option awards is estimated on the date of grant using the Black-Scholes option pricing model with the weighted average assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s common stock. Since the Company’s option exercise history is limited, it has estimated the expected term of these options (other than the options with a seven-year term) to be the midpoint between the vesting period and the contractual term of each option. For options with a seven-year contractual term, the expected term is equal to 7 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the Time-Vesting Options. The dividend yield is based on the Company’s historic average dividend yield.

	December 30,	December 31,	January 2,
	2017	2016	2016
Dividend yield	0.0%	0.0%	0.0%
Volatility	51.3%-51.7%	49.6%-51.4%	41.0%
Risk-free interest rate	2.17%	1.24%-2.26%	1.84%-1.89%
Expected term (years)	6.0-7.0	6.0	6.0

Stock Option Awards with Time- and Performance-Vesting Criteria

The Company had awarded stock options with both time- and performance-vesting criteria (“T&P Options”). As of the end of fiscal 2017 and fiscal 2016, there were no outstanding T&P Options. The T&P Options were exercisable based on the terms outlined in the applicable agreements for each award. During fiscal 2015, the Company granted 37 T&P Options to certain employees that would have vested based on the achievement of both time- and performance-vesting criteria. The time-vesting criteria would have been 100% satisfied on the third anniversary of the date of the grant and the performance-vesting criteria was contingent upon meeting or exceeding certain stock price hurdles. With respect to the performance-vesting criteria, the stock options would have fully vested in 20% increments upon the first date that the average closing stock price for the 20 consecutive preceding trading days was equal to or greater than specified stock price hurdles. The fair value of the T&P Options was estimated on the date of grant and was based on the likelihood of the Company achieving the performance conditions. The Company estimated the fair value using a Monte Carlo simulation that used various assumptions that included expected volatility, a risk-free rate and an expected term.

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

	December 30,	December 31,	January 2,
	2017	2016	2016
Dividend yield	0%	0%	0%
Volatility	0%	0%	40.5%
Risk-free interest rate	0.00%	0.00%	1.60%
Expected term (years)	0.0	0.0	5.0

On May 7, 2015, the Company’s shareholders approved an amendment to the 2014 Plan to permit a one-time stock option exchange program under which the Company would offer eligible employees the opportunity to exchange certain eligible T&P Options on a (a) two-for-one basis for new stock options for all eligible employees, other than the Company’s then-Chief Executive Officer (i.e., so that the new stock options would cover half as many shares as the corresponding surrendered options) and (b) 3.5- for-one basis for new stock options for the Company’s then-Chief Executive Officer (i.e., so that the new stock options would cover a number of shares equal to the quotient of the number of shares covered by the corresponding surrendered options divided by 3.5). The option exchange program was designed to create better incentives for employees to remain with the Company and contribute to the attainment of its business and financial objectives.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Option Activity

A summary of all option activity under the Stock Plans and with respect to the Inducement Option and the Winfrey Option (see Note 4 for additional disclosure regarding the Winfrey Option) for the fiscal year ended December 30, 2017 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding at December 31, 2016	5,113	$11.76
Granted	1,302	$45.95
Exercised	(275)	$13.94
Cancelled	(256)	$35.86
Outstanding at December 30, 2017	5,884	$18.17	7.3	$163,681
Exercisable at December 30, 2017	4,214	$10.60	7.4	$144,138

The weighted-average grant-date fair value of all options granted was $15.21, $5.79 and $4.86, for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. The total intrinsic value of Time-Vesting Options exercised was $5,930, $117 and $17 for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively.

Cash received from Time-Vesting Options exercised during the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016 was $5,475, $139 and $95, respectively.

Restricted Stock Unit Awards with Time-Vesting Criteria

RSUs are exercisable based on the terms outlined in the applicable award agreements. The RSUs generally vest over a period of two to four years. The fair value of RSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of RSU activity under the Stock Plans for the fiscal year ended December 30, 2017 is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Outstanding at December 31, 2016	1,138	$14.15
Granted	682	$31.58
Vested	(671)	$15.21
Forfeited	(72)	$15.74
Outstanding at December 30, 2017	1,077	$24.22

The weighted-average grant-date fair value of RSUs granted was $31.58, $12.68 and $5.55 for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. The total fair value of RSUs vested during the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016 was $10,211, $5,145 and $1,804, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Performance-Based Stock Unit Awards with Time- and Performance-Vesting Criteria

In fiscal 2017, the Company granted 98.5 PSUs in May 2017 and 47.9 PSUs in July 2017, all having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied on May 15, 2020. The performance-vesting criteria for these PSUs will be satisfied if the Company has achieved, in the case of the May 2017 awards, certain annual operating income objectives and, in the case of the July 2017 award, certain net income or operating income objectives, as applicable for each performance year, in each fiscal year over a three-year period (i.e., fiscal 2017 through fiscal 2019) (each, a “2017 Award Performance Year”). When the performance measure has been met for a particular 2017 Award Performance Year, that portion of units is “banked” for potential issuance following the satisfaction of the time-vesting criteria. Such portion of units to be “banked” shall be equal to (x) the target number of PSUs granted for the applicable 2017 Award Performance Year multiplied by (y) the applicable achievement percentage, rounded down to avoid the issuance of fractional shares. If all of these awards fully meet the time-vesting criteria and the minimum performance condition is attained in each 2017 Award Performance Year, depending on the Company’s performance achievement, the number of shares of the Company’s common stock issuable under these PSUs range from 113.9 to 244.0. The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

Additionally, in fiscal 2016, the Company granted 289.9 PSUs having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied on the third anniversary of the grant date (i.e., May 16, 2019). The performance-vesting criteria for these PSUs will be satisfied if the Company has achieved a Debt Ratio (as defined in the applicable term sheet for these PSU awards and based on a Debt to EBITDAS ratio (each, as defined therein)) at levels at or above a “threshold” level performance of 4.5x over the performance period from December 31, 2017 to December 29, 2018. Pursuant to these awards, the number of PSUs that become vested, if any, upon the satisfaction of both vesting criteria, shall be equal to (x) the target number of PSUs granted multiplied by (y) the applicable Debt Ratio achievement percentage, rounded down to avoid the issuance of fractional shares. If all of these awards fully meet the time-vesting criteria and the minimum performance condition is attained, depending on the Company’s Debt Ratio achievement, the number of shares of the Company’s common stock issuable under these PSUs range from 61.1 to 305.4. The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

The fair value of PSUs is determined using the closing market price of the Company’s common stock on the date of grant. A summary of PSU activity under the 2014 Plan for the fiscal year ended December 30, 2017 is presented below:

		Weighted-Average
		Grant-Date Fair
	Shares	Value
Outstanding at December 31, 2016	198	$13.19
Granted	146	$27.22
Vested	0	$0
Forfeited	(14)	$13.20
Outstanding at December 30, 2017	330	$19.42

The weighted-average grant-date fair value of PSUs granted was $27.22 and $13.19 during the fiscal years ended December 30, 2017 and December 31, 2016, respectively. The total fair value of PSUs vested during the fiscal years ended December 30, 2017 and December 31, 2016 was $0 and $8, respectively.

12.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, a one-time transition tax on the

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

mandatory deemed repatriation of cumulative foreign earnings as of December 30, 2017 and the acceleration of depreciation for certain assets placed into service after September 27, 2017.

The Company recognized the income tax effects of the 2017 Tax Act in its fiscal 2017 financial statements in accordance with the guidance issued by the staff of the U.S. Securities and Exchange Commission, which provides for the application of income taxes in the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under the guidance is complete and the provisional amounts for those specific income tax effects of the 2017 Tax Act for which the accounting under the guidance is not final but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 30, 2017.

The Company recorded a $56,560 tax benefit in the fourth quarter of fiscal 2017, its best estimate based on the Company’s understanding of the 2017 Tax Act and the guidance available as of the date of this filing. The tax benefit of $56,560 was comprised of the following items:

Reduction of the U.S. Corporate Income Tax Rate

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a $68,654 provisional income tax benefit for the fiscal year ended December 30, 2017 and a corresponding $68,654 provisional decrease in net deferred tax liabilities as of December 30, 2017. The Company’s estimate is based upon its best interpretation of the 2017 Tax Act and may change as additional guidance becomes available and further analysis is performed.

Valuation Allowance on Foreign Tax Credit Carryforwards

As of December 30, 2017, the Company's federal foreign tax credit carryforwards for tax return purposes were $8,964. The federal foreign tax credit carryovers expire through 2026. However, as a result of the new tax law changing the U.S. from a worldwide system of taxation to a territorial system, the Company has determined there is not sufficient future foreign source income projected to utilize these credits.  Accordingly, in the fourth quarter of fiscal 2017, the Company recorded a full valuation allowance against its foreign tax credit carryforward. The estimate of future foreign source income incorporates assumptions made based upon the best available interpretation of the 2017 Tax Act and may change as the Company receives additional clarification and implementation guidance.

Other items

In the fourth quarter of fiscal 2017 the Company also recorded a net charge of $3,130 from other items, including $742 related to the transition tax on foreign earnings. The provisional estimate of the transition tax requires further analysis regarding the amount and composition of the Company’s historical foreign earnings.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following tables summarize the Company’s consolidated provision for U.S. federal, state and foreign taxes on income:

	December 30,	December 31,	January 2,
	2017	2016	2016
Current:
U.S.federal	$9,224	$(15,254)	$(6,862)
State	1,993	604	1,859
Foreign	18,762	20,191	15,740
	$29,979	$5,541	$10,737
Deferred:
U.S. federal	$(51,788)	$10,980	$10,756
State	481	1,877	1,890
Foreign	3,091	(1,764)	(548)
	$(48,216)	$11,093	$12,098
Total tax provision	$(18,237)	$16,634	$22,835

The components of the Company’s consolidated income before income taxes consist of the following:

	December 30,	December 31,	January 2,
	2017	2016	2016
Domestic	$53,045	$26,367	$6,299
Foreign	92,035	57,760	49,315
	$145,080	$84,127	$55,614

The effective tax rates for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016 were (12.6%), 19.8% and 41.1%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate is as follows:

The Company’s effective tax rate for the fiscal year ended December 30, 2017 was impacted by The 2017 Tax Act which benefited its tax expense by $56,560 and was comprised of the following items: (i) a $68,654 tax benefit related to the revaluation of deferred tax liabilities to reflect the decrease in the corporate tax rate from 35% to 21% (ii) a $8,964 charge to record a valuation allowance against foreign tax credit carryforwards that as a result of the 2017 Tax Act are no longer expected to be realized, and (iii) a net charge of $3,130 related to other 2017 Tax Act items, which includes the transition tax on foreign earnings.  In addition, the effective tax rate for fiscal 2017 was impacted by the following one-time discrete items (i) an $11,633 tax benefit related to the cessation of operations of the Company’s Spanish subsidiary; (ii) a $3,735 tax benefit due to a change in estimate related to the availability of certain foreign tax credits and (iii) a $2,255 tax benefit related to the reversal of tax reserves resulting from an updated transfer pricing study.

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

	December 30,	December 31,	January 2,
	2017	2016	2016
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	2.5%	2.0%	3.8%
Cessation of Spanish operations	(8.0%)	0.0%	0.0%
Research and development credit	(1.3%)	(19.5%)	0.0%
Tax (windfall) shortfall on share-based awards	(1.1%)	0.0%	0.0%
Reserves for uncertain tax positions	(0.2%)	2.9%	3.5%
Tax Rate Changes	(49.6%)	0.0%	0.0%
Valuation adjustment related to foreign tax credits	3.5%	(2.3%)	(2.2%)
Increase in valuation allowance due to net operating loss	3.0%	0.0%	0.0%
Impairment	3.2%	0.0%	0.0%
Impact of Foreign Ops	(0.7%)	0.0%	0.0%
Out-of-period adjustments	0.0%	2.6%	4.5%
Other	1.1%	(0.9%)	(3.5%)
Effective Tax Rate	(12.6%)	19.8%	41.1%

The deferred tax assets and liabilities recorded on the Company’s consolidated balance sheets are as follows:

	December 30,	December 31,
	2017	2016
Provision for estimated expenses	$2,307	$4,269
Depreciation	1,005	2,230
Operating loss carryforwards	17,424	24,560
Salaries and wages	1,579	2,832
Share-based compensation	8,016	13,374
Foreign tax credit carryforwards	8,964	4,075
Other	8,991	12,154
Other comprehensive income	4,797	18,001
Less: valuation allowance	(22,760)	(18,270)
Total deferred tax assets	$30,323	$63,225
Other	$(1,025)	$(1,209)
Amortization	(166,257)	(229,559)
Total deferred tax liabilities	$(167,282)	$(230,768)
Net deferred tax liabilities	$(136,959)	$(167,543)

Certain foreign operations of the Company have generated net operating loss carryforwards. If it has been determined that it is more-likely-than-not that the deferred tax assets associated with these net operating loss carryforwards will not be utilized, a valuation allowance has been recorded. As of December 30, 2017 and December 31, 2016, various foreign subsidiaries had net operating loss carryforwards of approximately $69,359 and $98,546, respectively, most of which can be carried forward indefinitely.

As a result of the 2017 Tax Act changing the U.S. to a territorial tax system, the Company will no longer assert that any of its undistributed foreign earnings are permanently reinvested. We have considered whether there would be any potential future costs of not asserting indefinite reinvestment and found none.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 30,	December 31,	January 2,
	2017	2016	2016
Balance at beginning of year	$8,979	$7,698	$6,268
Additions based on tax positions related to the current year	2,539	4,580	2,106
Reductions for tax positions of prior years	(2,877)	(3,299)	(676)
Balance at end of year	$8,641	$8,979	$7,698

At December 30, 2017, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate is $8,675. As of December 30, 2017, given the nature of the Company’s uncertain tax positions, it is reasonably possible that there will not be a significant change in the Company’s uncertain tax benefits within the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $515 and $452 of accrued interest and penalties at December 30, 2017 and December 31, 2016, respectively. The Company recognized $63, $(777), and $(266) in interest and penalties during the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. At December 30, 2017, with few exceptions, the Company was no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2014, or non-U.S. income tax examinations by tax authorities for years prior to 2012.

13.	Employee Benefit Plans

The Company sponsors the Third Amended and Restated Weight Watchers Savings Plan (the “Savings Plan”) for salaried and certain hourly US employees of the Company. The Savings Plan is a defined contribution plan that provides for employer matching contributions of 50% of the employee’s tax deferred contributions up to 6% of an employee’s eligible compensation for the fiscal years ended December 30, 2017 and December 31, 2016 and 100% of the employee’s tax deferred contributions up to 3% of an employee’s eligible compensation for the fiscal year ended January 2, 2016. Expense related to these contributions for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016 was $2,676, $1,945 and $2,454, respectively.

During fiscal 2014, the Company received a favorable determination letter from the IRS that qualifies the Savings Plan under Section 401(a) of the Internal Revenue Code.

Pursuant to the Savings Plan, the Company also makes profit sharing contributions for all full-time salaried US employees who are eligible to participate in the Savings Plan (except for certain personnel above a determined compensation level). The profit sharing contribution is a guaranteed monthly employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The Savings Plan also has a discretionary supplemental profit sharing employer contribution component that is determined annually by the Compensation and Benefits Committee of the Company’s Board of Directors. Expense related to these contributions for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016 was $1,195, $1,027 and $733, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

For certain US personnel above a determined compensation level, the Company sponsors the Second Amended and Restated Weight Watchers Executive Profit Sharing Plan (“EPSP”). Under the IRS definition, the EPSP is considered a Nonqualified Deferred Compensation Plan. There is a promise of payment by the Company made on the employees’ behalf instead of an individual account with a cash balance. The EPSP provides for a guaranteed employer contribution on behalf of each participant based on the participant’s age and a percentage of the participant’s eligible compensation. The EPSP has a discretionary supplemental employer contribution component that is determined annually by the Compensation and Benefits Committee of the Company’s Board of Directors.

The account is valued at the end of each fiscal month, based on an annualized interest rate of prime plus 2%, with an annualized cap of 15%. Expense related to this commitment for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016 was $2,382, $1,915 and $1,950, respectively.

14.	Cash Flow Information

In fiscal 2017, the Company corrected the prior year presentation of the cash paid for interest expense. Accordingly, the fiscal 2016 disclosure has been revised resulting in an addition of $24,365 to cash paid for interest expense to reflect the correct amount.

	December 30,	December 31,	January 2,
	2017	2016	2016
Net cash paid during the year for:
Interest expense	$115,233	$112,942	$117,602
Income taxes	$27,282	$25,516	$25,566
Noncash investing and financing activities were as follows:
Fair value of net assets acquired in connection with acquisitions	$0	$305	$1,439
Change in Capital expenditures and Capitalized software included in accounts payable and accrued expenses	$(3,450)	$2,098	$(1,969)

15.	Commitments and Contingencies

Raymond Roberts v. Weight Watchers International, Inc.

On January 7, 2016, an OnlinePlus member filed a putative class action complaint against the Company in the Supreme Court of New York, New York County, asserting class claims for breach of contract and violations of the New York General Business Law. On February 5, 2016, the Company removed the case to the United States District Court, Southern District of New York. On March 18, 2016, the plaintiff filed an amended complaint, alleging that, as a result of the temporary glitches in the Company’s website and app in November and December 2015, the Company has: (1) breached its Subscription Agreement with its OnlinePlus members; and (2) engaged in deceptive acts and practices in violation of Section 350 of the New York General Business Law. The plaintiff is seeking unspecified actual, punitive and statutory damages, as well as his attorneys’ fees and costs incurred in connection with this action. The Company filed a motion to dismiss on May 6, 2016. The plaintiff filed his opposition papers on June 9, 2016 and the Company filed its reply papers on June 23, 2016. The Court granted the Company’s motion to dismiss on November 14, 2016. On November 16, 2016, the plaintiff filed a timely notice of appeal of the Court’s decision to the Second Circuit Court of Appeals and on January 31, 2017, the plaintiff filed his brief in support of appeal. The Company filed its opposition brief on April 5, 2017, and the plaintiff filed his reply brief on April 25, 2017. On October 25, 2017, the Second Circuit conducted oral arguments on the plaintiff’s appeal. On November 2, 2017, the Second Circuit issued its decision denying the plaintiff’s appeal and affirming the lower court’s dismissal of the case.  The plaintiff had until November 16, 2017 to file a petition for a rehearing with the Second Circuit, or until January 31, 2018 to file a petition for appeal with the United States Supreme Court. The plaintiff failed to take either action, and the matter is now closed.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Other Litigation Matters

Due to the nature of the Company’s activities, it is also, at times, subject to pending and threatened legal actions that arise out of the ordinary course of business. In the opinion of management, the disposition of any such matters is not expected, individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Commitments

Minimum commitments under non-cancelable obligations, primarily for office and rental facilities operating leases at December 30, 2017, consist of the following:

2018	$45,651
2019	33,954
2020	23,930
2021	18,960
2022	12,690
2023 and thereafter	81,829
Total	$217,014

Total rent expense charged to operations under these operating leases for the fiscal years ended December 30, 2017, December 31, 2016, and January 2, 2016 was $42,259, $40,927 and $42,133, respectively.

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

Information about the Company’s reportable segments is as follows:

	Total Revenue for the Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
North America	$910,349	$798,827	$755,396
United Kingdom	99,989	100,808	124,773
Continental Europe	239,223	210,590	229,147
Other	57,350	54,677	55,103
Total revenue	$1,306,911	$1,164,902	$1,164,419

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Net Income for the Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Segment operating income:
North America	$247,587	$175,290	$140,579
United Kingdom	19,939	14,199	24,310
Continental Europe	73,689	51,096	62,364
Other	(4,358)	8,813	8,007
Total segment operating income	336,857	249,398	235,260
General corporate expenses	69,552	48,587	67,202
Interest expense	112,784	115,160	121,843
Other expense, net	472	1,524	2,027
Early extinguishment of debt, net	8,969	0	(11,426)
(Benefit from) provision for income taxes	(18,237)	16,634	22,835
Net income	163,317	67,493	32,779
Net loss attributable to the noncontrolling interest	197	206	166
Net income attributable to Weight Watchers International, Inc.	$163,514	$67,699	$32,945

	Depreciation and Amortization for the Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
North America	$39,501	$41,718	$47,128
United Kingdom	1,205	971	766
Continental Europe	1,203	1,621	1,861
Other	626	815	1,473
Total segment depreciation and amortization	42,535	45,125	51,228
General corporate depreciation and amortization	14,457	13,624	8,829
Depreciation and amortization	$56,992	$58,749	$60,057

The following tables present information about the Company’s sources of revenue and other information by geographic area. There were no material amounts of sales or transfers among geographic areas and no material amounts of US export sales.

	Revenues for the Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Meeting Fees	$664,957	$605,332	$587,801
Online Subscription Revenues	416,722	343,789	349,567
In-meeting product sales	137,855	125,508	127,291
Licensing, franchise royalties and other	87,377	90,273	99,760
	$1,306,911	$1,164,902	$1,164,419

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Revenues for the Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
United States	$846,249	$743,668	$700,972
Canada	64,100	55,159	54,277
United Kingdom	99,989	100,808	124,773
Continental Europe	239,223	210,590	229,147
Other	57,350	54,677	55,250
	$1,306,911	$1,164,902	$1,164,419

	Long-Lived Assets
	December 30, 2017	December 31, 2016	January 2, 2016
United States	$42,114	$43,714	$51,103
Canada	2,563	2,730	2,757
United Kingdom	1,920	1,899	2,938
Continental Europe	642	716	614
Other	739	515	774
	$47,978	$49,574	$58,186

17.	Fair Value Measurements

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and an interest rate swap agreement as of December 30, 2017 and December 31, 2016. The fair value of the Company’s borrowings under the New Revolving Credit Facility approximated a carrying value of $25,000 at December 30, 2017 due to the nature of the debt (Level 2 input).

The fair value of the Company’s New Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of December 30, 2017 and December 31, 2016, the fair value of the Company’s long-term debt was approximately $1,810,085 and $1,671,920, respectively, as compared to the carrying value (net of deferring financing costs and debt discount) of $1,798,362 and $2,002,299, respectively.

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

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability at December 30, 2017	$12,171	$0	$12,171	$0
Interest rate swap liability at December 31, 2016	$31,974	$0	$31,974	$0

The Company did not have any transfers into or out of Levels 1 and 2, and did not maintain any assets or liabilities classified as Level 3, during the fiscal years ended December 30, 2017 and December 31, 2016.

18.	Derivative Instruments and Hedging

As of December 30, 2017 and December 31, 2016, the Company had in effect an interest rate swap with a notional amount totaling $1,250,000 and $1,500,000, respectively.

On July 26, 2013, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap with an effective date of March 31, 2014 and a termination date of April 2, 2020. The initial notional amount of this swap was $1,500,000. During the term of this swap, the notional amount decreased from $1,500,000 effective March 31, 2014 to $1,250,000 on April 3, 2017, and will decrease to $1,000,000 on April 1, 2019. This interest rate swap effectively fixes the variable interest rate on the notional amount of this swap at 2.41%. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive loss.

As of December 30, 2017 and December 31, 2016, cumulative unrealized losses for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amounts of $5,392 ($8,839 before taxes) and $16,002 ($26,232 before taxes), respectively.

The Company is hedging forecasted transactions for periods not exceeding the next three years. The Company expects approximately $4,171 ($5,591 before taxes) of derivative losses included in accumulated other comprehensive loss at December 30, 2017, based on current market rates, will be reclassified into earnings within the next 12 months.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

19.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component(a)

	Fiscal Year Ended December 30, 2017
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 31, 2016	$(16,002)	$(11,118)	$(27,120)
Other comprehensive (loss) income before reclassifications, net of tax	883	5,221	6,104
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	9,727	787	10,514
Net current period other comprehensive income including noncontrolling interest	10,610	6,008	16,618
Less: net current period other comprehensive income attributable to the noncontrolling interest	0	35	35
Ending Balance at December 30, 2017	$(5,392)	$(5,075)	$(10,467)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

	Fiscal Year Ended December 31, 2016
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at January 2, 2016	$(23,135)	$(14,130)	$(37,265)
Other comprehensive (loss) income before reclassifications, net of tax	(7,730)	3,467	(4,263)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	14,863	0	14,863
Net current period other comprehensive income including noncontrolling interest	7,133	3,467	10,600
Less: net current period other comprehensive income attributable to the noncontrolling interest	0	(455)	(455)
Ending Balance at December 31, 2016	$(16,002)	$(11,118)	$(27,120)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Fiscal Year Ended January 2, 2016
	Loss on Qualifying Hedges	Gain (loss) on Foreign Currency Translation	Total
Beginning Balance at January 3, 2015	$(21,856)	$1,906	$(19,950)
Other comprehensive loss before reclassifications, net of tax	(16,371)	(16,973)	(33,344)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	15,092	0	15,092
Net current period other comprehensive loss including noncontrolling interest	(1,279)	(16,973)	(18,252)
Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	937	937
Ending Balance at January 2, 2016	$(23,135)	$(14,130)	$(37,265)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss(a)

	Fiscal Year Ended
	December 30,	December 31,	January 2,
	2017	2016	2016
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(15,946)	$(24,366)	$(24,741)	Interest expense
	(15,946)	(24,366)	(24,741)	Income before income taxes
	6,219	9,503	9,649	(Benefit from) provision for income taxes
	$(9,727)	$(14,863)	$(15,092)	Net income
Loss on Foreign Currency Translation	$(787)	$0	$0	Other expense, net
	(787)	0	0	Income before income taxes
	0	0	0	(Benefit from) provision for income taxes
	$(787)	$0	$0	Net income

(a)	Amounts in parentheses indicate debits to profit / loss

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

20.	Recently Issued Accounting Pronouncements

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

In March 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify the implementation guidance on principal versus agent considerations. The amendments in this update do not change the core principle of the guidance, but are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. In April 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to provide narrow scope guidance and practical expedients contained in the new revenue standard. In December 2016, the FASB issued updated guidance on revenue from contracts with customers for technical corrections and improvements on narrow aspects within the original and amended guidance. The amendments in these updates are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The Company plans on adopting this guidance on a modified retrospective basis and the new standard will not have a material impact on its revenue recognition accounting policy or its consolidated financial statements.

21.	Related Party

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $4,266, $3,453 and $647 for the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively, which services included advertising, production and related fees. During fiscal 2017 and fiscal 2016, the Company also purchased $84 and $627 of books, respectively, authored by Ms. Winfrey, for resale.

The Company’s accounts payable to parties related to Ms. Winfrey at December 30, 2017 and December 31, 2016 was $828 and $1,123, respectively.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

22.	Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations for the fiscal years ended December 30, 2017 and December 31, 2016.

	For the Fiscal Quarters Ended
	April 1,	July 1,	September 30,	December 30,
	2017	2017	2017	2017
Fiscal year ended December 30, 2017
Revenues, net	$329,063	$341,673	$323,687	$312,488
Gross profit	$164,097	$189,013	$177,088	$162,451
Operating income	$30,233	$96,206	$91,378	$49,488
Net income attributable to the Company	$10,653	$45,173	$44,719	$62,969
Basic earnings per share	$0.17	$0.70	$0.69	$0.97
Diluted earnings per share	$0.16	$0.67	$0.65	$0.91

	For the Fiscal Quarters Ended
	April 2,	July 2,	October 1,	December 31,
	2016	2016	2016	2016
Fiscal year ended December 31, 2016
Revenues, net	$306,910	$309,761	$280,819	$267,412
Gross profit	$149,673	$161,048	$144,303	$130,477
Operating income	$13,557	$73,731	$66,792	$46,730
Net (loss) income attributable to the Company	$(10,753)	$30,494	$34,658	$13,300
Basic (loss) earnings per share	$(0.17)	$0.48	$0.54	$0.21
Diluted (loss) earnings per share	$(0.17)	$0.46	$0.53	$0.20

Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the total for the year.

As discussed in Note 2, the Company recorded an impairment charge for goodwill related to its Brazil reporting unit of $13,323, or $0.19 per fully diluted share, in the fourth quarter of fiscal 2017.

As discussed in Note 8, the Company recorded a write-off of deferred financing costs in connection with the November 2017 debt refinancing of $10,524 ($0.09 per fully diluted share) in the fourth quarter of fiscal 2017.

As discussed in further detail in Note 12, the Company recorded a net tax benefit of $56,560 ($0.82 per fully diluted share) related to the 2017 Tax Act in the fourth quarter of fiscal 2017. The Company also recorded a net tax benefit of $11,633 ($0.17 per fully diluted share) related to the cessation of operations of our Spanish subsidiary in the first quarter of fiscal 2017, a $2,255 ($0.03 per fully diluted share) tax benefit related to the reversal of tax reserves resulting from an updated transfer pricing study in the third quarter of fiscal 2017 and a $3,735 ($0.05 per fully diluted share) tax benefit due to a change in estimate related to the availability of certain foreign tax credits.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End
	of Period	Expenses	Accounts	Deductions (1)	of Period
FISCAL YEAR ENDED DECEMBER 30, 2017
Allowance for doubtful accounts	$2,973	$(587)	$0	$(385)	$2,001
Inventory and other reserves	$3,703	$7,823	$0	$(7,542)	$3,984
Tax valuation allowance	$18,277	$11,515	$1,079	$(8,111)	$22,760

FISCAL YEAR ENDED DECEMBER 31, 2016
Allowance for doubtful accounts	$2,226	$363	$384	$0	$2,973
Inventory and other reserves	$4,065	$5,109	$0	$(5,471)	$3,703
Tax valuation allowance	$28,280	$2,258	$(483)	$(11,778)	$18,277

FISCAL YEAR ENDED JANUARY 2, 2016
Allowance for doubtful accounts	$3,287	$(446)	$0	$(615)	$2,226
Inventory and other reserves	$7,107	$7,593	$0	$(10,635)	$4,065
Tax valuation allowance	$34,640	$1,056	$(2,631)	$(4,785)	$28,280

(1)	Primarily represents the utilization of established reserves, net of recoveries, where applicable.

S-1

EXHIBIT INDEX

Exhibit Number	Description

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

**4.2

Indenture, dated as of November 29, 2017, among Weight Watchers International, Inc., the guarantors party thereto and The Bank of New York Mellon, as trustee, relating to $300.0 million in aggregate principal amount of 8.625% Senior Notes due 2025 (“Note”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed on November 30, 2017 (File No. 001-16769), and incorporated herein by reference).

**4.3	Form of Note (included in Exhibit 4.2 above)

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

Exhibit Number	Description

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

†**10.10

Form of Amended and Restated Continuity Agreement, between Weight Watchers International, Inc. and certain key executives (Chief Financial Officer and General Counsel & Secretary) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2011, as filed on August 11, 2011 (File No. 001-16769), and incorporated herein by reference).

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

†**10.15

Form of Amended and Restated Restricted Stock Agreement for Weight Watchers International, Inc. non-employee directors and certain members of the former Interim Office of the Chief Executive Officer (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014, as filed on August 7, 2014 (File No. 001-16769), and incorporated herein by reference).

†**10.16

Second Amended and Restated Weight Watchers International, Inc. 2014 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on May 9, 2017 (File No. 001-16769), and incorporated herein by reference).

†**10.17

Statement of Amendments to the Weight Watchers International, Inc. 2004 Stock Incentive Plan (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K, as filed on December 15, 2006 (File No. 001-16769), and incorporated herein by reference).

**10.18

Amendment to Agreements, dated as of October 1, 2002, by and between Weight Watchers International, Inc., WW Foods, LLC and H.J. Heinz Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009, as filed on November 12, 2009 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description

**10.19

Amendment to Operating Agreement, dated August 4, 2009, by and between Weight Watchers International, Inc. and H.J. Heinz Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2009, as filed on November 12, 2009 (File No. 001-16769), and incorporated herein by reference).

†**10.20

Second Amended and Restated Weight Watchers Executive Profit Sharing Plan, August 1, 2012 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012, as filed on November 8, 2012 (File No. 001-16769), and incorporated herein by reference).

†**10.21

Offer Letter, dated as of July 2, 2012, by and between Weight Watchers International, Inc. and Nicholas P. Hotchkin (filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, as filed on February 27, 2013 (File No. 001-16769), and incorporated herein by reference).

**10.22

Credit Agreement, dated as of November  29, 2017, among Weight Watchers International, Inc., as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and an issuing bank, Bank of America, N.A., as an issuing bank, and Citibank, N.A., as an issuing bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on November 30, 2017 (File No. 001-16769), and incorporated herein by reference).

†**10.23

Letter Agreement, dated as of May 8, 2013, by and between Weight Watchers International, Inc. and Nicholas Hotchkin (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, as filed on August 8, 2013 (File No. 001-16769), and incorporated herein by reference).

†**10.24

Offer Letter, dated as of March 3, 2014, by and between Weight Watchers International, Inc. and Michael F. Colosi (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2015, as filed on May 14, 2015 (File No. 001-16769), and incorporated herein by reference).

†**10.25

Employment Agreement, dated October 6, 2003, by and between Weight Watchers France S.A.R.L. and Corinne Pollier(-Bousquet) (the “Pollier Employment Agreement”) (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, as filed on March 2, 2016 (File No. 001-16769), and incorporated herein by reference).

†**10.26

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

**10.28

Share Purchase Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on October 19, 2015 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description

†**10.29

Option Agreement, dated October 18, 2015, between Weight Watchers International, Inc. and Oprah Winfrey (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on October 19, 2015 (File No. 001-16769), and incorporated herein by reference).

**10.30

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

†**10.32

Form of Term Sheet for Employee Performance Stock Unit Awards and Form of Terms and Conditions for Employee Performance Stock Unit Awards (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed on November 8, 2016 (File No. 001-16769), and incorporated herein by reference).

†**10.33

Second Letter Agreement, dated as of September 14, 2016, by and between Nicholas Hotchkin and Weight Watchers International, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed on November 8, 2016 (File No. 001-16769), and incorporated herein by reference).

†**10.34

Letter Agreement, dated as of May 8, 2017, by and between Stacey Mowbray and Weight Watchers International, Inc. (the “Mowbray Letter Agreement”) (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed on May 10, 2017 (File No. 001-16769), and incorporated herein by reference).

†**10.35

Employment Agreement, dated as of April 21, 2017, by and between Weight Watchers International, Inc. and Mindy Grossman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on April 26, 2017 (File No. 001-16769), and incorporated herein by reference).

†**10.36

Form of Term Sheet for Employee Stock Option Awards and Form of Terms and Conditions for Employee Stock Option Awards (Chief Executive Officer Initial Equity Award—Stock Incentive Plan Award) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed on April 26, 2017 (File No. 001-16769), and incorporated herein by reference).

†**10.37

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

†**10.39

2017 Form of Term Sheet for Employee Performance Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Performance Stock Unit Awards (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, as filed on August 8, 2017 (File No. 001-16769), and incorporated herein by reference).

†**10.40

2017 Form of Term Sheet for Employee Restricted Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Restricted Stock Unit Awards (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, as filed on August 8, 2017 (File No. 001-16769), and incorporated herein by reference).

Exhibit Number	Description

†**10.41

2017 Form of Term Sheet for Employee Performance Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Performance Stock Unit Awards (Chief Executive Officer Annual Equity Award) (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, as filed on August 8, 2017 (File No. 001-16769), and incorporated herein by reference).

†**10.42

2017 Form of Term Sheet for Employee Restricted Stock Unit Awards and 2017 Form of Terms and Conditions for Employee Restricted Stock Unit Awards (Chief Executive Officer Annual Equity Award) (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, as filed on August 8, 2017 (File No. 001-16769), and incorporated herein by reference).

†*10.43	First Addendum to the Mowbray Letter Agreement, dated February 8, 2018, by and between Stacey Mowbray and Weight Watchers International, Inc.

*21.1	Subsidiaries of Weight Watchers International, Inc.
*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14(a) Certification by Mindy Grossman, Chief Executive Officer.

*31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	XBRL Instance Document

*EX-101.SCH	XBRL Taxonomy Extension Schema

*EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

*EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

*EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

Item 16.	Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: February 28, 2018	By:	/S/ MINDY GROSSMAN
Mindy Grossman
President, Chief Executive Officer and Director
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2018	By:	/S/ MINDY GROSSMAN
Mindy Grossman
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 28, 2018	By:	/S/ NICHOLAS P. HOTCHKIN
Nicholas P. Hotchkin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 28, 2018	By:	/S/ RAYMOND DEBBANE
Raymond Debbane
Director

Date: February 28, 2018	By:	/S/ STEVEN M. ALTSCHULER
Steven M. Altschuler
Director

Date: February 28, 2018	By:	/S/ PHILIPPE J. AMOUYAL
Philippe J. Amouyal
Director

Date: February 28, 2018	By:	/S/ CYNTHIA ELKINS
Cynthia Elkins
Director

Date: February 28, 2018	By:	/S/ JONAS M. FAJGENBAUM
Jonas M. Fajgenbaum
Director

Date: February 28, 2018	By:	/S/ DENIS F. KELLY
Denis F. Kelly
Director

Date: February 28, 2018	By:	/S/ SACHA LAINOVIC
Sacha Lainovic
Director

Date: February 28, 2018	By:	/S/ THILO SEMMELBAUER
Thilo Semmelbauer Director

Date: February 28, 2018	By:	/S/ CHRISTOPHER J. SOBECKI
Christopher J. Sobecki Director

Date: February 28, 2018	By:	/S/ OPRAH WINFREY
Oprah Winfrey Director