Form 10-Q
period 2018-03-31
WEIGHT WATCHERS INTERNATIONAL INC
filed 2018-05-04
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 30, 2018 was  66,282,229.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	March 31,	December 30,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$117,615	$83,054
Receivables (net of allowances: March 31, 2018 - $2,166 and December 30, 2017 - $2,001)	29,482	23,913
Inventories	24,478	31,728
Prepaid income taxes	58,716	43,488
Prepaid expenses and other current assets	26,728	26,805
TOTAL CURRENT ASSETS	257,019	208,988
Property and equipment, net	47,209	47,978
Franchise rights acquired	752,374	754,040
Goodwill	155,273	156,281
Other intangible assets, net	45,179	46,536
Deferred income taxes	25,314	12,447
Other noncurrent assets	24,746	19,730
TOTAL ASSETS	$1,307,114	$1,246,000
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$77,000	$82,750
Accounts payable	32,700	24,356
Salaries and wages payable	47,855	62,179
Accrued marketing and advertising	15,297	18,154
Accrued interest	30,152	10,834
Other accrued liabilities	58,744	58,251
Derivative payable	0	12,171
Deferred revenue	94,673	74,332
TOTAL CURRENT LIABILITIES	356,421	343,027
Long-term debt, net	1,703,725	1,740,612
Deferred income taxes	213,549	143,591
Other	29,342	30,289
TOTAL LIABILITIES	2,303,037	2,257,519
Redeemable noncontrolling interest	4,178	4,467
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 120,352 shares issued at March 31, 2018 and 118,947 shares issued at December 30, 2017	0	0
Treasury stock, at cost, 54,114 shares at March 31, 2018 and 54,258 shares at December 30, 2017	(3,203,331)	(3,208,836)
Retained earnings	2,210,168	2,203,317
Accumulated other comprehensive loss	(6,938)	(10,467)
TOTAL DEFICIT	(1,000,101)	(1,015,986)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,307,114	$1,246,000

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31,	April 1,
	2018	2017
Service revenues, net	$328,669	$261,476
Product sales and other, net	79,554	67,587
Revenues, net	408,223	329,063
Cost of services	139,778	124,885
Cost of product sales and other	47,442	40,081
Cost of revenues	187,220	164,966
Gross profit	221,003	164,097
Marketing expenses	98,919	86,429
Selling, general and administrative expenses	60,011	47,435
Operating income	62,073	30,233
Interest expense	35,866	28,142
Other (income) expense, net	(235)	640
Income before income taxes	26,442	1,451
Benefit from income taxes	(12,617)	(9,128)
Net income	39,059	10,579
Net loss attributable to the noncontrolling interest	53	74
Net income attributable to Weight Watchers International, Inc.	$39,112	$10,653
Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$0.60	$0.17
Diluted	$0.56	$0.16
Weighted average common shares outstanding
Basic	65,123	63,978
Diluted	69,501	66,527

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended
	March 31,	April 1,
	2018	2017
Net income	$39,059	$10,579
Other comprehensive gain:
Foreign currency translation (loss) gain	(3,425)	3,402
Income tax benefit (expense) on foreign currency translation (loss) gain	868	(1,327)
Foreign currency translation (loss) gain, net of taxes	(2,557)	2,075
Gain on derivatives	11,167	5,512
Income tax expense on gain on derivatives	(2,832)	(2,150)
Gain on derivatives, net of taxes	8,335	3,362
Total other comprehensive gain	5,778	5,437
Comprehensive income	44,837	16,016
Net loss attributable to the noncontrolling interest	53	74
Foreign currency translation loss (gain), net of taxes attributable to the noncontrolling interest	236	(105)
Comprehensive loss (income) attributable to the noncontrolling interest	289	(31)
Comprehensive income attributable to Weight Watchers International, Inc.	$45,126	$15,985

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 31,	April 1,
	2018	2017
Operating activities:
Net income	$39,059	$10,579
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,154	12,862
Amortization of deferred financing costs and debt discount	1,914	1,485
Impairment of intangible and long-lived assets	0	97
Write-off of net assets due to cessation of Spain operations	0	70
Share-based compensation expense	4,384	2,334
Deferred tax (benefit) provision	(457)	4,395
Allowance for doubtful accounts	(49)	(872)
Reserve for inventory obsolescence	6,423	2,949
Foreign currency exchange rate (gain) loss	(367)	572
Changes in cash due to:
Receivables	(5,562)	(1,011)
Inventories	1,241	4,637
Prepaid expenses	(15,088)	(10,131)
Accounts payable	7,510	3,249
Accrued liabilities	(2,175)	(25,794)
Deferred revenue	22,932	31,054
Other long term assets and liabilities, net	(6,328)	(38)
Income taxes	8,868	5,902
Cash provided by operating activities	73,459	42,339
Investing activities:
Capital expenditures	(1,753)	(3,411)
Capitalized software expenditures	(5,966)	(7,071)
Other items, net	(24)	(3)
Cash used for investing activities	(7,743)	(10,485)
Financing activities:
Net borrowings (payments) on revolver	(25,000)	0
Payments on long-term debt	(19,250)	(5,250)
Taxes paid related to net share settlement of equity awards	(2,128)	(1,170)
Proceeds from stock options exercised	14,679	666
Cash used for financing activities	(31,699)	(5,754)
Effect of exchange rate changes on cash and cash equivalents	544	437
Net increase in cash and cash equivalents	34,561	26,537
Cash and cash equivalents, beginning of period	83,054	108,656
Cash and cash equivalents, end of period	$117,615	$135,193

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

These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for fiscal 2017 filed on February 28, 2018, which includes additional information about the Company, its results of operations, its financial position and its cash flows.

2.	Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued updated guidance regarding leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but will be updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. As currently issued, the updated guidance must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The updated guidance is effective for the Company beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact that the adoption of this guidance will have on the consolidated financial statements and related disclosures of the Company.

For a discussion of the Company’s other significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for fiscal 2017. For a discussion of accounting standards adopted in the current period, see Note 3.

3.	Accounting Standards Adopted in Current Period

In March 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify the implementation guidance on principal versus agent considerations. The amendments in this update do not change the core principle of the guidance, but are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. In April 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to provide narrow scope guidance and practical expedients contained in the new revenue standard. In December 2016, the FASB issued updated guidance on revenue from contracts with customers for technical corrections and improvements on narrow aspects within the original and amended guidance. The amendments in these updates are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. On December 31, 2017, the Company adopted the updated guidance on revenue from contracts with customers on a modified retrospective basis. See Note 4 for further details.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

In October 2016, the FASB issued updated guidance on intra-equity transfers of assets other than inventory which is intended to improve the accounting for income tax consequences by eliminating the deferral of tax effects of intra-entity asset transfers other than inventory within the consolidated entity. The current guidance to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The updated guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The updated guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance the first day of the first quarter of 2018, and as a result, recorded a net deferred tax liability with a corresponding cumulative adjustment to decrease retained earnings of $48,624 associated with an intra-entity transfer of certain intellectual property rights related to the Company’s non-U.S. business to its Canadian entity. Before the 2017 Tax Act was passed, the Company’s position was that this transaction was net neutral from a tax perspective and therefore a cumulative effect entry might not be required.  However, after further analysis of the new tax law during the quarter, the Company concluded an entry to retained earnings was necessary.

In February 2018, the FASB issued updated guidance on tax effects of items within accumulated other comprehensive income resulting from Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).  This update eliminates the stranded tax effects from the Act and permits a company to make an accounting policy election to reclassify those effects from accumulated other comprehensive income (“AOCI”) to retained earnings. The updated guidance is effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company adopted this guidance the first day of the first quarter of fiscal 2018, and the election was made to reclassify the income tax effects of the 2017 Tax Act from accumulated other comprehensive loss to retained earnings, resulting in a $2,485 increase to retained earnings in the consolidated balance sheet at March 31, 2018. There were no other income tax effects related to the application of the 2017 Tax Act with the adoption of this updated guidance.

In March 2018, the FASB issued guidance pursuant to the amendments issued by the staff of the U.S. Securities and Exchange Commission. The amendments provide guidance on when to record and disclose provisional amounts for certain income tax effects of the 2017 Tax Act. The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this guidance discusses required disclosures that an entity must make with regard to the 2017 Tax Act. This guidance is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company adopted this guidance and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the 2017 Tax Act. See Note 9 for additional information on the 2017 Tax Act.

4.	Revenue

Adoption of Revenue from Contracts with Customers

On December 31, 2017, the Company adopted the updated guidance on revenue from contracts with customers using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning after December 31, 2017 are presented under the updated guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical revenue accounting.

The Company recorded a net increase to opening retained earnings of $2,145 as of December 31, 2017 due to the cumulative impact of adopting the updated guidance, inclusive of a $3,501 decrease to deferred revenue, a decrease of $568 to prepaid expenses and other current assets and an increase to the deferred income tax liability of $788.

Revenue Recognition

Revenues are recognized when control of the promised services or goods is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services or goods.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Commitment plans, prepaid meeting fees and magazine subscription revenue is recorded to deferred revenue and amortized into revenue as control is transferred over the period earned since the performance obligations are satisfied over time. In the meetings business, WWI generally charges non-refundable registration and starter fees in exchange for an introductory information session and materials it provides to new members. Revenue from these registration and starter fees is considered immaterial in the context of the contract and are recorded to deferred revenue and amortized into revenue over the commitment period. Online subscription revenues, consisting of the fees associated with subscriptions for the Company’s Online subscription products, including its Personal Coaching product, are deferred and recognized on a straight-line basis as control is transferred over the subscription period. One-time Online sign-up fees are considered immaterial in the context of the contract and the related revenue is recorded to deferred revenue and amortized into revenue over the commitment period. Revenue from “pay-as-you-go” meeting fees, product sales, By Mail, commissions and royalties is recognized at the point in time control is transferred, when services are rendered, products are shipped to customers and title and risk of loss passes to the customers, and commissions and royalties are earned, respectively. Revenue from advertising in magazines is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. For revenue transactions that involve multiple performance obligations, the amount of revenue recognized is determined using the relative fair value approach, which is generally based on each performance obligation’s stand-alone selling price. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. Revenue from advertising on its websites is recognized when the advertisement is viewed by the user.

The Company grants refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue over the same period.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended
	March 31,	April 1,
	2018	2017
Meeting Fees	$190,122	$164,352
Online Subscription Revenues	138,547	97,124
Service revenues, net	$328,669	$261,476
Product sales and other, net	79,554	67,587
Revenues, net	$408,223	$329,063

The following tables present the Company’s revenues disaggregated by segment:

	Three Months Ended March 31, 2018
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Meeting Fees	$140,152	$29,080	$14,382	$6,508	$190,122
Online Subscription Revenues	92,240	36,161	6,563	3,583	138,547
Service revenues, net	$232,392	$65,241	$20,945	$10,091	$328,669
Product sales and other, net	46,787	17,290	9,339	6,138	79,554
Revenues, net	$279,179	$82,531	$30,284	$16,229	$408,223

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Three Months Ended April 1, 2017
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Meeting Fees	$124,000	$21,965	$12,114	$6,273	$164,352
Online Subscription Revenues	68,147	21,542	4,455	2,980	97,124
Service revenues, net	$192,147	$43,507	$16,569	$9,253	$261,476
Product sales and other, net	40,584	13,909	7,429	5,665	67,587
Revenues, net	$232,731	$57,416	$23,998	$14,918	$329,063

Information about Contract Balances

For Service Revenues, the Company typically collects payment in advance of providing services.  Any amounts collected in advance of services being provided are recorded in deferred revenue. In the case where amounts are not collected, but the service has been provided and the revenue has been recognized, the amounts are recorded in accounts receivable. The opening and ending balances of the Company’s deferred revenues are as follows:

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 30, 2017	$74,332	$2,049
Net increase (decrease) during the period	20,341	(276)
Balance as of March 31, 2018	$94,673	$1,773

Revenue recognized from amounts included in current deferred revenue as of December 30, 2017 was $65,043 for the first quarter ended March 31, 2018. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, had a balance of $1,773 at March 31, 2018 related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the agreements.                                                                                                                                                      Practical Expedients and Exemptions                                                                                                                                                                                  The Company elected to apply the updated guidance only to contracts that were not completed as of December 31, 2017, the date of adoption. The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The Company expenses sales commissions when incurred (amortization period would have been one year or less) and these expenses are recorded within selling, general and administrative expenses. The Company treats shipping and handling fees as fulfillment costs and not as a separate performance obligation, and as a result, any fees received from customers are included in the transaction price allocated to the performance obligation of providing goods with a corresponding amount accrued within cost of product sales and other for amounts paid to applicable carriers. Sales tax, value-added tax, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue.

5.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the three months ended March 31, 2018, the change in the carrying value of franchise rights acquired is due to the effect of exchange rate changes.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisitions of the majority interest in Vigilantes do Peso Marketing Ltda. (“VPM”) and of Knowplicity, Inc., d/b/a Wello, in fiscal 2014 and the acquisition of Weilos, Inc. in fiscal 2015. For the three months ended March 31, 2018 , the change in the carrying amount of goodwill is due to the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of December 30, 2017	$140,389	$7,759	$1,253	$6,880	$156,281
Effect of exchange rate changes	(1,078)	35	47	(12)	(1,008)
Balance as of March 31, 2018	$139,311	$7,794	$1,300	$6,868	$155,273

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of March 31, 2018  and December 30, 2017 were as follows:

	March 31, 2018		December 30, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$114,509	$97,866	$111,617	$94,697
Website development costs	93,775	65,800	90,096	61,125
Trademarks	11,261	10,873	11,231	10,833
Other	3,820	3,647	3,793	3,546
Trademarks and other intangible assets	$223,365	$178,186	$216,737	$170,201
Franchise rights acquired	4,529	4,529	4,526	4,526
Total finite-lived intangible assets	$227,894	$182,715	$221,263	$174,727

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $7,410 and $9,175 for the three months ended March 31, 2018 and April 1, 2017, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2018	$18,610
Fiscal 2019	$16,465
Fiscal 2020	$7,942
Fiscal 2021	$1,858
Fiscal 2022 and thereafter	$304

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

6.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	March 31, 2018				December 30, 2017
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
New Revolving Credit Facility due November 29, 2022	$0	$0	$0	4.32%	$25,000	$0	$0	4.15%
Former Tranche B-2 Term Facility due April 2, 2020	0	0	0	0.00%	0	0	0	4.76%
New Term Loan Facility due November 29, 2024	1,520,750	9,360	29,333	6.93%	1,540,000	9,783	30,433	6.84%
Notes due December 1, 2025	300,000	1,332	0	8.51%	300,000	1,422	0	8.82%
Total	1,820,750	$10,692	$29,333	7.15%	1,865,000	$11,205	$30,433	4.96%
Less: Current Portion	77,000				82,750
Unamortized Deferred Financing Costs	10,692				11,205
Unamortized Debt Discount	29,333				30,433
Total Long-Term Debt	$1,703,725				$1,740,612
(1)

Includes amortization of deferred financing costs and debt discount. For fiscal 2017, the effective interest rate for the tranche B-2 term facility of the Company’s then-existing term loan facility was computed based on interest expense incurred over the period for which borrowings were outstanding.

On November 29, 2017, the Company refinanced its then-existing credit facilities (hereinafter referred to as “the November 2017 debt refinancing”) consisting of $1,930,386 of borrowings under a term loan facility and an undrawn $50,000 revolving credit facility with $1,565,000 of borrowings under its new credit facilities, consisting of a $1,540,000 term loan facility, and a $150,000 revolving credit facility (of which $25,000 was drawn upon at the time of the November 2017 debt refinancing) (collectively, the “New Credit Facilities”), and $300,000 in aggregate principal amount of 8.625% Senior Notes due 2025 (the “Notes”). During the fourth quarter of fiscal 2017, the Company incurred fees of $53,832 (which included $30,800 of a debt discount) in connection with the November 2017 debt refinancing. In addition, the Company recorded a loss on early extinguishment of debt of $10,524 in connection thereto. This early extinguishment of debt write-off was comprised of $5,716 of deferred financing fees paid in connection with the November 2017 debt refinancing and $4,808 of pre-existing deferred financing fees.

Senior Secured Credit Facilities

The New Credit Facilities were issued under a new credit agreement, dated November 29, 2017 (the “Credit Agreement”), among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent and an issuing bank, Bank of America, N.A., as an issuing bank, and Citibank, N.A., as an issuing bank.  The New Credit Facilities consist of (1) $1,540,000 in aggregate principal amount of senior secured tranche B term loans due in 2024 (the “New Term Loan Facility”) and (2) a $150,000 senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) due in 2022 (the “New Revolving Credit Facility”).

As of March 31, 2018, the Company had $1,520,750 of debt outstanding under the New Credit Facilities, with $148,735 of availability and $1,265 in issued but undrawn letters of credit outstanding under the New Revolving Credit Facility.  The outstanding balance under the New Revolving Credit Facility was included in current portion of long-term debt on the accompanying consolidated balance sheet as of December 30, 2017 included in these consolidated financial statements.

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

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of March 31, 2018, the applicable margins for the LIBOR rate borrowings under the New Term Loan Facility and the New Revolving Credit Facility were 4.75% and 2.75%, respectively.

On a quarterly basis, the Company pays a commitment fee to the lenders under the New Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of March 31, 2018, the commitment fee was 0.50% per annum.

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

As of March 31, 2018, the Company was in compliance with all financial covenants in the Credit Agreement governing the New Credit Facilities.

Senior Notes

The Notes were issued pursuant to an Indenture, dated as of November 29, 2017 (the “Indenture”), among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee. The Indenture contains customary covenants, events of default and other provisions for an issuer of non-investment grade debt securities. These covenants include limitations on

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions.

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

Outstanding Debt

At March 31, 2018, the Company had $1,820,750 outstanding under the New Credit Facilities, consisting of the New Term Loan Facility of $1,520,750 and $0 drawn down on the New Revolving Credit Facility, and $300,000 in aggregate principal amount of Notes issued and outstanding.

At March 31, 2018 and December 30, 2017, the Company’s debt consisted of both fixed and variable-rate instruments. An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 11 for information on the Company’s interest rate swap. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swap, was 7.19% and 7.12% per annum based on interest rates at March 31, 2018 and December 30, 2017, respectively. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swap, was 7.35% and 7.34% per annum based on interest rates at March 31, 2018 and December 30, 2017, respectively.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended
	March 31,	April 1,
	2018	2017
Numerator:
Net income attributable to
Weight Watchers International, Inc.	$39,112	$10,653
Denominator:
Weighted average shares of common stock outstanding	65,123	63,978
Effect of dilutive common stock equivalents	4,378	2,549
Weighted average diluted common shares outstanding	69,501	66,527
Earnings per share attributable to Weight Watchers International, Inc.
Basic	$0.60	$0.17
Diluted	$0.56	$0.16

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 594 and 1,088 for the three months ended March 31, 2018 and April 1, 2017, respectively.

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

In fiscal 2017, the Company granted 98.5 PSUs in May 2017 and 47.9 PSUs in July 2017, all having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied on May 15, 2020. The performance-vesting criteria for these PSUs will be satisfied if the Company has achieved, in the case of the May 2017 awards, certain annual operating income objectives and, in the case of the July 2017 award, certain net income or operating income objectives, as applicable for each performance year, in each fiscal year over a three-year period (i.e., fiscal 2017 through fiscal 2019) (each, a “2017 Award Performance Year”). When the performance measure has been met for a particular 2017 Award Performance Year, that portion of units is “banked” for potential issuance following the satisfaction of the time-vesting criteria. Such portion of units to be “banked” shall be equal to (x) the target number of PSUs granted for the applicable 2017 Award Performance Year multiplied by (y) the applicable achievement percentage, rounded down to avoid the issuance of fractional shares. If all of these awards fully meet the time-vesting criteria and, in the case of the performance criteria, taking into account that the fiscal 2017 performance objective was satisfied at the "maximum" achievement level and assuming the minimum performance condition is attained in each of fiscal 2018 and fiscal 2019, depending on the Company's performance achievement in those two years, the number of shares of the Company's common stock issuable under these PSUs range from 106.0 to 227.2.  The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

Additionally, in fiscal 2016, the Company granted 289.9 PSUs having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied on the third anniversary of the grant date (i.e., May 16, 2019). The performance-vesting criteria for these PSUs will be satisfied if the Company has achieved a Debt Ratio (as defined in the applicable term sheet for these PSU awards and based on a Debt to EBITDAS ratio (each, as defined therein)) at levels at or below 4.5x over the performance period from December 31, 2017 to December 29, 2018. Pursuant to these awards, the number of PSUs that become vested, if any,

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

upon the satisfaction of both vesting criteria, shall be equal to (x) the target number of PSUs granted multiplied by (y) the applicable Debt Ratio achievement percentage, rounded down to avoid the issuance of fractional shares. If all of these awards fully meet the time-vesting criteria and the minimum performance condition is attained, depending on the Company’s Debt Ratio achievement, the number of shares of the Company’s common stock issuable under these PSUs range from 56.1 to 280.3. The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

9.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted, which, among other things, lowered the U.S. corporate income tax rate to 21% from 35% and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the 2017 Tax Act also requires a minimum tax on certain earnings generated by foreign subsidiaries while providing for tax-free repatriation of such earnings through a 100% dividends-received deduction. The Company’s effective income tax rate in 2017 included a provisional charge of $56,560, recorded in the fourth quarter of 2017, related to the 2017 Tax Act using information and estimates available as of December 30, 2017. Given the significant complexity of the 2017 Tax Act, recent and anticipated further guidance from the U.S. Treasury about implementing the 2017 Tax Act  and the potential for additional guidance from the SEC or the FASB related to the 2017 Tax Act or additional information becoming available, the Company’s provisional charge may be adjusted during 2018 and is expected to be finalized no later than the fourth quarter of 2018. Other provisions of the 2017 Tax Act that impact future tax years are still being assessed.  The aforementioned guidance and additional information regarding the 2017 Tax Act may also impact the Company’s 2018 effective income tax rate, exclusive of any adjustment to the provisional charge.

Additionally, the Company continues to evaluate the impact of the Global Intangible Low Taxes Income (“GILTI”) provisions under the 2017 Tax Act which are complex and subject to continuing regulatory interpretation by the U.S. Internal Revenue Service (“IRS”). The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost policy”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred policy”). The Company’s accounting policy election with respect to the new GILTI Tax rules will depend, in part, on further guidance issued by the IRS, and on analyzing its global income to determine whether it can reasonably estimate the tax impact. While the Company has included an estimate of GILTI in its estimated effective tax rate for 2018, it has not completed its analysis and is not yet able to determine which method to elect. Adjustments related to the amount of GILTI Tax recorded in its consolidated financial statements may be required based on the outcome of this election.

The effective tax rates for the three months ended March 31, 2018 and April 1, 2017 were (47.7%) and (629.2%), respectively. For the three months ended March 31, 2018, the primary difference between the US federal statutory tax rate and the Company’s consolidated effective tax rate was due to the $18,105 tax benefit related to tax windfalls from stock compensation and a $1,859 tax benefit related to the cessation of operations of the Company’s Mexican subsidiary.

For the three months ended April 1, 2017, the primary difference between the US federal statutory tax rate and the Company’s consolidated effective tax rate was due to the $11,940 tax benefit related to the cessation of operations of the Company’s Spanish subsidiary, partially offset by $1,184 of tax expense related to tax shortfalls in connection with the updated guidance on stock compensation the Company adopted in the first quarter of fiscal 2017.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company’s benefit from income taxes consists of:

	Three Months Ended
	March 31,	April 1,
	2018	2017
U.S. federal statutory tax rate	21.0%	35.0%
State income taxes (net of federal benefit)	2.9%	32.9%
Cessation of operations	(7.0%)	(822.9%)
Research and development credit	(1.6%)	(60.2%)
Tax (windfall) shortfall on share-based awards	(68.5%)	81.6%
Section 162m limitation	1.0%	0.0%
Increase in valuation allowance due to net operating loss	1.6%	93.3%
Impact of Foreign Ops	1.0%	0.0%
Other	1.9%	11.1%
Total effective tax rate	(47.7%)	(629.2%)

10.	Legal

Due to the nature of the Company’s activities, it is, at times, subject to pending and threatened legal actions that arise out of the ordinary course of business. In the opinion of management, the disposition of any such matters is not expected, individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

11.	Derivative Instruments and Hedging

As of March 31, 2018 and December 30, 2017, the Company had in effect an interest rate swap with a notional amount totaling $1,250,000.

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

As of March 31, 2018 and December 30, 2017, cumulative unrealized gains (losses) for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amount of $1,782 ($2,328 before taxes) and $(5,392) (($8,839) before taxes), respectively.  As of March 31, 2018, the fair value of the swap was an asset of $146 which is included in prepaid expenses and other current assets in the consolidated balance sheet. As of December 30, 2017, the fair value of the swap was a liability of $12,171 which is included in derivative payable in the consolidated balance sheet.

The Company is hedging forecasted transactions for periods not exceeding the next three years. The Company expects approximately $412 ($553 before taxes) of derivative losses included in accumulated other comprehensive loss at March 31, 2018, based on current market rates, will be reclassified into earnings within the next 12 months.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and an interest rate swap agreement as of March 31, 2018 and December 30, 2017. The fair value of the Company’s borrowings under the New Revolving Credit Facility approximated a carrying value of $0 and $25,000 at March 31, 2018 and December 30, 2017, respectively, due to the nature of the debt (Level 2 input).

The fair value of the Company’s New Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of March 31, 2018 and December 30, 2017, the fair value of the Company’s long-term debt was approximately $1,822,740 and $1,810,085, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,780,725 and $1,798,362, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at March 31, 2018	$146	$0	$146	$0
Interest rate swap liability at December 30, 2017	$12,171	$0	$12,171	$0

The Company did not have any transfers into or out of Levels 1 and 2, and did not maintain any assets or liabilities classified as Level 3, during the three months ended March 31, 2018 and the fiscal year ended December 30, 2017.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

13.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Three Months Ended March 31, 2018
	(Loss) Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 30, 2017	$(5,392)	$(5,075)	$(10,467)
Other comprehensive income (loss) before reclassifications, net of tax	6,651	(2,557)	4,094
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	1,684	0	1,684
Adoption of accounting standard	(1,161)	(1,324)	(2,485)
Net current period other comprehensive income (loss) including noncontrolling interest	7,174	(3,881)	3,293
Less: net current period other comprehensive income attributable to the noncontrolling interest	0	236	236
Ending Balance at March 31, 2018	$1,782	$(8,720)	$(6,938)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Three Months Ended April 1, 2017
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 31, 2016	$(16,002)	$(11,118)	$(27,120)
Other comprehensive income before reclassifications, net of tax	160	2,782	2,942
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	3,202	(707)	2,495
Net current period other comprehensive income including noncontrolling interest	3,362	2,075	5,437
Less: net current period other comprehensive income attributable to the noncontrolling interest	0	(105)	(105)
Ending Balance at April 1, 2017	$(12,640)	$(9,148)	$(21,788)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended
	March 31,	April 1,
	2018	2017
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(2,257)	$(5,250)	Interest expense
	(2,257)	(5,250)	Income before income taxes
	573	2,048	Benefit from income taxes
	$(1,684)	$(3,202)	Net income
Loss on Foreign Currency Translation	$0	$(707)	Other expense, net
	0	(707)	Income before income taxes
	0	0	Benefit from income taxes
	$0	$(707)	Net income

(a)	Amounts in parentheses indicate debits to profit/loss

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

14.	Segment Data

The Company has four reportable segments based on an integrated geographical structure as follows: North America, Continental Europe (CE), United Kingdom, and Other. Other consists of Australia, New Zealand and emerging markets operations and franchise revenues and related costs, all of which have been grouped together as if they were a single reportable segment because they do not meet any of the quantitative thresholds and are immaterial for separate disclosure. To be consistent with the information that is presented to the chief operating decision maker, the Company does not include intercompany activity in the segment results. Information about the Company’s reportable segments is as follows:

	Total Revenue, net
	Three Months Ended
	March 31, 2018	April 1, 2017
North America	$279,179	$232,731
Continental Europe	82,531	57,416
United Kingdom	30,284	23,998
Other	16,229	14,918
Total revenue, net	$408,223	$329,063

	Net Income
	Three Months Ended
	March 31, 2018	April 1, 2017
Segment operating income:
North America	$62,353	$34,116
Continental Europe	17,930	5,056
United Kingdom	3,868	2,572
Other	1,587	1,680
Total segment operating income	85,738	43,424
General corporate expenses	23,665	13,191
Interest expense	35,866	28,142
Other (income) expense, net	(235)	640
Benefit from income taxes	(12,617)	(9,128)
Net income	39,059	10,579
Net loss attributable to the noncontrolling interest	53	74
Net income attributable to Weight Watchers International, Inc.	$39,112	$10,653

	Depreciation and Amortization
	Three Months Ended
	March 31, 2018	April 1, 2017
North America	$9,480	$10,132
Continental Europe	301	310
United Kingdom	366	282
Other	144	137
Total segment depreciation and amortization	10,291	10,861
General corporate depreciation and amortization	2,777	3,486
Depreciation and amortization	$13,068	$14,347

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

15.	Related Party

As previously disclosed, on October 18, 2015, the Company entered into the Strategic Collaboration Agreement with Oprah Winfrey, under which she will consult with the Company and participate in developing, planning, executing and enhancing the Weight Watchers program and related initiatives, and provide it with services in her discretion to promote the Company and its programs, products and services.

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $1,299 and $1,690 for the three months ended March 31, 2018 and April 1, 2017, respectively, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at March 31, 2018 and December 30, 2017 was $486 and $828, respectively.

In March 2018, as permitted by the transfer provisions set forth in the previously disclosed Share Purchase Agreement, dated October 18, 2015, between the Company and Ms. Winfrey, and the Option Agreement, dated October 18, 2015, between the Company and Ms. Winfrey, Ms. Winfrey sold 954 of the shares she purchased under such purchase agreement and exercised a portion of her stock options resulting in the sale of 1,405 shares issuable under such options, respectively.

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

•	the ability to successfully implement new strategic initiatives;
•	the effectiveness of our advertising and marketing programs, including the strength of our social media presence;
•	the impact on our reputation of actions taken by our franchisees, licensees, suppliers and other partners;
•	the impact of our substantial amount of debt, and our debt service obligations and debt covenants;
•	the inability to generate sufficient cash to service our debt and satisfy our other liquidity requirements;
•	uncertainties regarding the satisfactory operation of our technology or systems;
•	the impact of security breaches or privacy concerns;
•	the recognition of asset impairment charges;
•	the loss of key personnel, strategic partners or consultants or failure to effectively manage and motivate our workforce;
•	the inability to renew certain of our licenses, or the inability to do so on terms that are favorable to us;
•	the expiration or early termination by us of leases;
•	risks and uncertainties associated with our international operations, including regulatory, economic, political and social risks and foreign currency risks;
•	uncertainties related to a downturn in general economic conditions or consumer confidence;
•	our ability to successfully make acquisitions or enter into joint ventures, including our ability to successfully integrate, operate or realize the anticipated benefits of such businesses;
•	the seasonal nature of our business;
•	the impact of events that discourage or impede people from gathering with others or accessing resources;
•	our ability to enforce our intellectual property rights both domestically and internationally, as well as the impact of our involvement in any claims related to intellectual property rights;
•	the outcomes of litigation or regulatory actions;
•	the impact of existing and future laws and regulations;
•	our failure to maintain effective internal control over financial reporting;
•	the possibility that the interests of Artal Group S.A, who effectively controls us, will conflict with other holders of our common stock; and
•	other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission.

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

Weight Watchers International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q unless the context indicates otherwise: “we,” “us,” “our,” the “Company” and “WWI” refer to Weight Watchers International, Inc. and all of its operations consolidated for purposes of its financial statements; “North America” refers to our North American Company-owned operations; “Continental Europe” refers to our Continental Europe Company-owned operations; “United Kingdom” refers to our United Kingdom Company-owned operations; and “Other” refers to Australia, New Zealand and emerging markets operations and franchise revenues and related costs. Each of North America, Continental Europe, United Kingdom and Other is also a reportable segment. Our “meetings” business refers to providing access to combined meetings and digital offerings to the Company’s commitment plan subscribers (including Total Access subscribers), as well as access to meetings to our “pay-as-you-go” members and other meetings members. “Online” refers to Weight Watchers Online, Weight Watchers OnlinePlus, Personal Coaching and other digital subscription products.

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

The following term used in this Quarterly Report on Form 10-Q is our trademark: Weight Watchers® and WW FreestyleTM.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for fiscal 2017 that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (collectively referred to as the “Consolidated Financial Statements”).

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated results presented in accordance with accounting principles generally accepted in the United States, or GAAP, we have disclosed non-GAAP financial measures of operating results that exclude or adjust certain items. We present within this Quarterly Report on Form 10-Q the non-GAAP financial measures earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDAS”), earnings before interest, taxes, depreciation, amortization, stock-based compensation and goodwill impairment (“Adjusted EBITDAS”) and net debt. See “—Liquidity and Capital Resources—EBITDAS, Adjusted EBITDAS and Net Debt” for the calculations. Our management believes these non-GAAP financial measures provide useful supplemental information to investors regarding the performance of our business and are useful for period-over-period comparisons of the performance of our business. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be the same as similarly entitled measures reported by other companies.

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

CRITICAL ACCOUNTING POLICIES

For a discussion of the critical accounting policies affecting us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of our Annual Report on Form 10-K for fiscal 2017. Our critical accounting policies have not changed since the end of fiscal 2017.

PERFORMANCE INDICATORS

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•

Revenues— Our “Service Revenues” consist of “Meeting Fees” and “Online Subscription Revenues”. “Meeting Fees” consist of the fees associated with our subscription plans for combined meetings and digital offerings and other payment arrangements for access to meetings. “Online Subscription Revenues” consist of the fees associated with subscriptions for our Online subscription products, including our Personal Coaching product. In addition, “product sales and other” consists of sales of products to members in meetings and online, revenues from licensing, magazine subscriptions, publishing and third-party advertising in publications and on our websites and sales from the By Mail product, other revenues, and, in the case of the consolidated financial results and Other reportable segment, franchise fees with respect to commitment plans and commissions.

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

•	Gross profit and operating expenses as a percentage of revenue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED APRIL 1, 2017

The table below sets forth selected financial information for the first quarter of fiscal 2018 from our consolidated statements of net income for the three months ended March 31, 2018 versus selected financial information for the first quarter of fiscal 2017 from our consolidated statements of net income for the three months ended April 1, 2017:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended				% Change
	March 31, 2018	April 1, 2017	Increase/ (Decrease)	% Change	Constant Currency
Revenues, net	$408.2	$329.1	$79.2	24.1%	19.5%
Cost of revenues	187.2	165.0	22.3	13.5%	9.7%

Gross profit	221.0	164.1	56.9	34.7%	29.5%
Gross Margin %	54.1%	49.9%

Marketing expenses	98.9	86.4	12.5	14.5%	9.5%
Selling, general & administrative expenses	60.0	47.4	12.6	26.5%	23.6%
Operating income	62.1	30.2	31.8	100.0% *	95.6%
Operating Income Margin %	15.2%	9.2%

Interest expense	35.9	28.1	7.7	27.4%	27.4%
Other (income) expense, net	(0.2)	0.6	(0.9)	100.0%	100.0%
Income before income taxes	26.4	1.5	25.0	100.0%	100.0%
Benefit from income taxes	(12.6)	(9.1)	(3.5)	38.2%	48.4%
Net income	39.1	10.6	28.5	100.0%	100.0%
Net loss attributable to the noncontrolling interest	0.1	0.1	0.0	(28.3%)	(25.1%)

Net income attributable to Weight Watchers International, Inc.	$39.1	$10.7	$28.5	100.0% *	100.0%	*

Weighted average diluted shares outstanding	69.5	66.5	3.0	4.5%	4.5%
Diluted earnings per share	$0.56	$0.16	$0.40	100.0%	100.0%

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%. See text for actual percentage changes.

Consolidated Results

Revenues

Revenues in the first quarter of fiscal 2018 were $408.2 million, an increase of $79.2 million, or 24.1%, versus the first quarter of fiscal 2017. Excluding the impact of foreign currency, which positively impacted our revenues for the first quarter of fiscal 2018 by $14.9 million, revenues in the first quarter of fiscal 2018 would have increased 19.5% versus the prior year period. This increase was driven by revenue growth in all major markets. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first quarter of fiscal 2018 increased $22.3 million, or 13.5%, versus the prior year period. Gross profit increased $56.9 million, or 34.7%, in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 primarily due to the increase in revenues. Excluding the impact of foreign currency, which positively impacted gross profit for the first quarter of fiscal 2018 by $8.6 million, gross profit in the first quarter of fiscal 2018 would have increased 29.5% versus the prior year period. Gross margin in the first quarter of fiscal 2018 increased 4.3% to 54.1% versus 49.9% in the first quarter of fiscal 2017. Gross margin expansion was driven primarily by improved operating leverage and a mix shift to the higher margin Online business.

Marketing

Marketing expenses for the first quarter of fiscal 2018 increased $12.5 million, or 14.5%, versus the first quarter of fiscal 2017. Excluding the impact of foreign currency, which increased marketing expenses for the first quarter of fiscal 2018 by $4.2 million, marketing expenses in the first quarter of fiscal 2018 would have increased 9.5% versus the first quarter of fiscal 2017. This increase in marketing expense was driven primarily by new digital marketing initiatives. Marketing expenses as a percentage of revenue decreased to 24.2% in the first quarter of fiscal 2018 as compared to 26.3% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the first quarter of fiscal 2018 increased $12.6 million, or 26.5%, versus the first quarter of fiscal 2017. Excluding the impact of foreign currency, which increased selling, general and administrative expenses for the first quarter of fiscal 2018 by $1.4 million, selling, general and administrative expenses in the first quarter of fiscal 2018 would have increased 23.6% versus the prior year period. The increase in selling, general and administrative expenses in the first quarter of fiscal 2018 was driven primarily by higher compensation and incentive-related costs and investments in brand initiatives. Selling, general and administrative expenses as a percentage of revenue for the first quarter of fiscal 2018 increased to 14.7% from 14.4% for the first quarter of fiscal 2017.

Operating Income

Operating income for the first quarter of fiscal 2018 increased $31.8 million, or 105.3%, versus the first quarter of fiscal 2017. Excluding the impact of foreign currency, which positively impacted operating income for the first quarter of fiscal 2018 by $2.9 million, operating income in the first quarter of fiscal 2018 would have increased 95.6% versus the prior year period. This increase in operating income was driven by higher operating income in all major markets as compared to the prior year period. Operating income margin increased 6.0% for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. This increase in operating income margin was driven primarily by an increase in gross margin and a decrease in marketing expenses as a percentage of revenue, both as compared to the prior year period.

Interest Expense

Interest expense in the first quarter of fiscal 2018 increased $7.7 million, or 27.4%, versus the first quarter of fiscal 2017. The increase in interest expense was driven primarily by higher interest expense arising from the interest rates under our New Term Loan Facility (defined hereafter) and on our Notes (defined hereafter) in connection with our November 2017 debt refinancing.  The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first quarter of fiscal 2018 and the first quarter of fiscal 2017 and excluding the impact of our interest rate swap, increased to 7.15% per annum at the end of the first quarter of fiscal 2018 from 4.52% per annum at the end of the first quarter of fiscal 2017. Including the impact of our interest rate swap, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first quarter of fiscal 2018 and the first quarter of fiscal 2017, increased to 7.64% per annum at the end of the first quarter of fiscal 2018 from 5.56% per annum at the end of the first quarter of fiscal 2017.  See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our current and prior credit facilities and our Notes, including interest rates on our debt outstanding, and payments on our debt.  For additional details on our interest rate swap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other (Income) Expense, Net

Other (income) expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $0.9 million in the first quarter of fiscal 2018 to $0.2 million of income as compared to $0.6 million of expense in the prior year period.

Tax

Our effective tax rate for the first quarter of fiscal 2018 was (47.7%) as compared to (629.2%) for the first quarter of fiscal 2017.  The effective tax rate in the first quarter of fiscal 2018 was impacted by the $18.1 million tax benefit related to tax windfalls from stock compensation and a $1.9 million tax benefit related to the cessation of operations of our Mexican subsidiary.

The effective tax rate in the first quarter of fiscal 2017 was impacted by an $11.9 million tax benefit related to the cessation of operations of our Spanish subsidiary. This benefit was partially offset by $1.2 million of tax expense related to tax shortfalls in connection with the updated guidance on stock compensation in the first quarter of fiscal 2017.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the first quarter of fiscal 2018 increased $28.5 million, or 267.2%, from the first quarter of fiscal 2017. Excluding the impact of foreign currency, which positively impacted net income attributable to the Company in the first quarter of fiscal 2018 by $2.0 million, net income attributable to the Company in the first quarter of fiscal 2018 would have increased by 248.4% versus the prior year period.

Earnings per fully diluted share, or EPS, in the first quarter of fiscal 2018 was $0.56 compared to $0.16 in the first quarter of fiscal 2017.  EPS for the first quarter of fiscal 2018 included a $0.25 tax benefit from Ms. Winfrey’s exercise of a portion of her stock options. EPS for the first quarter of fiscal 2017 included a tax benefit of $0.18 that was offset by $0.01 of expense, both related to the cessation of operations of our Spanish subsidiary.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first quarter of fiscal 2018 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q1 2018
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$232.4	$46.8	$279.2	$231.6	$46.7	$278.3	37.3	2,116.4	3,034.3
CE	65.2	17.3	82.5	57.1	15.1	72.2	12.6	723.2	1,040.1
UK	20.9	9.3	30.3	18.7	8.3	27.0	5.0	296.1	389.1
Other (1)	10.1	6.1	16.2	9.9	6.0	15.9	1.4	78.3	106.5
Total	$328.7	$79.6	$408.2	$317.2	$76.1	$393.4	56.3	3,213.9	4,569.9

	% Change Q1 2018 vs. Q1 2017
North America	20.9%	15.3%	20.0%	20.6%	15.0%	19.6%	27.9%	23.1%	28.1%
CE	50.0%	24.3%	43.7%	31.2%	8.7%	25.7%	34.2%	28.1%	34.4%
UK	26.4%	25.7%	26.2%	12.6%	12.0%	12.4%	15.4%	11.7%	18.9%
Other (1)	9.0%	8.5%	8.8%	6.5%	6.5%	6.5%	7.1%	8.4%	25.1%
Total	25.7%	17.7%	24.1%	21.3%	12.6%	19.5%	27.4%	22.6%	28.6%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q1 2018
	Meeting Fees		Meeting	Incoming	EOP	Online Subscription Revenues		Online	Incoming	EOP
		Constant	Paid	Meeting	Meeting		Constant	Paid	Online	Online
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$140.2	$139.7	14.8	865.8	1,119.4	$92.2	$91.9	22.5	1,250.6	1,914.9
CE	29.1	25.5	3.3	188.5	266.9	36.2	31.6	9.3	534.6	773.2
UK	14.4	12.8	2.8	161.7	209.6	6.6	5.8	2.2	134.3	179.4
Other (1)	6.5	6.4	0.7	34.0	48.6	3.6	3.5	0.7	44.3	57.9
Total	$190.1	$184.3	21.6	1,250.1	1,644.5	$138.5	$132.9	34.7	1,963.9	2,925.4

	% Change Q1 2018 vs. Q1 2017
North America	13.0%	12.7%	15.3%	16.4%	12.4%	35.4%	34.9%	37.8%	28.2%	39.5%
CE	32.4%	15.9%	15.5%	9.8%	18.0%	67.9%	46.7%	42.4%	36.1%	41.3%
UK	18.7%	5.7%	6.1%	4.5%	10.7%	47.3%	31.2%	29.7%	21.8%	30.0%
Other (1)	3.7%	1.6%	(4.9%)	7.7%	24.7%	20.2%	16.7%	21.4%	9.0%	25.5%
Total	15.7%	12.2%	13.3%	13.4%	13.4%	42.6%	36.8%	38.1%	29.3%	39.0%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in the first quarter of fiscal 2018 versus the prior year period was driven primarily by the increase in Service Revenues. This increase in Service Revenues in the first quarter of fiscal 2018 versus the prior year period was driven primarily by the increase in Online Subscription Revenues and to a lesser extent an increase in Meeting Fees. The increase in North America Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, higher recruitments in the quarter driven by the successful launch of our new WW Freestyle program and improved retention in the first quarter of fiscal 2018 versus the prior year period.

The increase in North America product sales and other in the first quarter of fiscal 2018 versus the prior year period was driven primarily by an increase in product sales.

Continental Europe Performance

The increase in Continental Europe revenues in the first quarter of fiscal 2018 versus the prior year period was driven primarily by the increase in Service Revenues. This increase in Service Revenues in the first quarter of fiscal 2018 versus the prior year period was driven primarily by the increase in Online Subscription Revenues. The increase in Continental Europe Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, higher recruitments in the quarter driven by the successful launch of our new program and improved retention in the first quarter of fiscal 2018 versus the prior year period.

The increase in Continental Europe product sales and other in the first quarter of fiscal 2018 versus the prior year period was driven primarily by an increase in product sales, partially offset by a decline in licensing revenue.

United Kingdom Performance

The increase in UK revenues in the first quarter of fiscal 2018 versus the prior year period was driven primarily by the increase in Service Revenues. The increase in UK Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, higher recruitments in our Online business driven by the successful launch of our new program and improved retention in the first quarter of fiscal 2018 versus the prior year period.

The increase in UK product sales and other in the first quarter of fiscal 2018 versus the prior year period was driven by an increase in product sales, partially offset by a decline in licensing revenue.

Other Performance

The increase in Other revenues in the first quarter of fiscal 2018 versus the prior year period was driven primarily by the increase in Service Revenues. The increase in Other Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017 and recruitment strength in our Online business driven by the successful launch of our new program in the first quarter of fiscal 2018 versus the prior year period.

The increase in product sales and other in the first quarter of fiscal 2018 versus the prior year period was driven primarily by an increase in product sales and commissions from our franchisees.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. We believe that cash generated by operations during fiscal 2018, our cash on hand of approximately $117.6 million at March 31, 2018, our $148.7 million of availability under our New Revolving Credit Facility and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the next twelve months.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

	March 31,	December 30,	Increase/
	2018	2017	(Decrease)
	(in millions)
Total current assets	$257.0	$209.0	$48.0
Total current liabilities	356.4	343.0	13.4
Working capital deficit	(99.4)	(134.0)	(34.6)
Cash and cash equivalents	117.6	83.1	34.6
Current portion of long-term debt	77.0	82.8	(5.8)
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(140.0)	$(134.3)	$5.7

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to this $5.7 million increase in our working capital deficit:

	March 31,	December 30,	Increase/	Impact to Working
	2018	2017	(Decrease)	Capital Deficit
	(in millions)
Derivative payable	$-	$12.2	$(12.2)	$(12.2)
Operational liabilities and other, net of assets	$82.8	$55.8	$27.0	$27.0
Deferred revenue	$94.7	$74.3	$20.3	$20.3
Other current assets	$26.7	$26.8	$(0.2)	$0.2
Accrued salaries and wages	$47.9	$62.2	$(14.3)	$(14.3)
Prepaid income taxes	$58.7	$43.4	$15.2	$(15.2)
Working capital deficit change				$5.7

Note: Totals may not sum due to rounding.

The increase in deferred revenue was driven by improved business performance. The increase in operational liabilities and other, net of assets, and the decrease in accrued salaries and wages was driven primarily by the timing of payments.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the three months ended:

	March 31, 2018	April 1, 2017
	(in millions)
Net cash provided by operating activities	$73.5	$42.3
Net cash used for investing activities	$(7.7)	$(10.5)
Net cash used for financing activities	$(31.7)	$(5.8)

Operating Activities

First Quarter of Fiscal 2018

Cash flows provided by operating activities of $73.5 million for the first quarter of fiscal 2018 reflected an increase of $31.1 million from $42.3 million of cash flows provided by operating activities in the first quarter of fiscal 2017. The increase in cash provided by operating activities was primarily the result of an increase in net income attributable to the Company of $28.5 million in the first quarter of fiscal 2018 as compared to the prior year period.

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

Investing Activities

First Quarter of Fiscal 2018

Net cash used for investing activities totaled $7.7 million in the first quarter of fiscal 2018, a decrease of $2.7 million as compared to the first quarter of fiscal 2017. This decrease was due to a greater investment in operating infrastructure in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2018.

First Quarter of Fiscal 2017

Net cash used for investing activities totaled $10.5 million in the first quarter of fiscal 2017, an increase of $1.5 million as compared to the first quarter of fiscal 2016. This increase was due to a greater investment in operating infrastructure in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016.

Financing Activities

First Quarter of Fiscal 2018

Net cash used for financing activities totaled $31.7 million in the first quarter of fiscal 2018, primarily due to $25.0 million of net repayments on the outstanding principal amount on the New Revolving Credit Facility and $19.3 million used for the scheduled debt repayments under our New Term Loan Facility, which was offset by $14.7 million in proceeds from stock options exercised.

First Quarter of Fiscal 2017

Net cash used for financing activities totaled $5.8 million in the first quarter of fiscal 2017, primarily due to scheduled debt repayments of $5.2 million in connection with our then-existing tranche B-2 term facility in the first quarter of fiscal 2017.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at March 31, 2018:

Long-Term Debt

At March 31, 2018

(Balances in millions)

Balance
New Term Loan Facility due November 29, 2024	$1,520.8
Notes due December 1, 2025	300.0
Total	1,820.8
Less: Current Portion	77.0
Unamortized Deferred Financing Costs	10.7
Unamortized Debt Discount	29.3
Total Long-Term Debt	$1,703.7

Note: Totals may not sum due to rounding.

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

Senior Secured Credit Facilities

The New Credit Facilities were issued under a new credit agreement, dated November 29, 2017, or the Credit Agreement, among the Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., or JPMorgan Chase, as administrative agent and an issuing bank, Bank of America, N.A., as an issuing bank, and Citibank, N.A., as an issuing bank.  The New Credit Facilities consist of (1) $1,540.0 million in aggregate principal amount of senior secured tranche B term loans due in 2024, or the New Term Loan Facility, and (2) a $150.0 million senior secured revolving credit facility (which includes borrowing capacity available for letters of credit) due in 2022, or the New Revolving Credit Facility.

As of March 31, 2018, we had $1,520.8 million of debt outstanding under the New Credit Facilities, with $148.7 million of availability and $1.3 million in issued but undrawn letters of credit outstanding under the New Revolving Credit Facility.  The outstanding balance under the New Revolving Credit Facility is included in the current portion of long-term debt on the accompanying consolidated balance sheet as of December 30, 2017 included elsewhere in this Quarterly Report on Form 10-Q, due to our intent to repay the borrowings within the next twelve months.

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

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of March 31, 2018, the applicable margins for the LIBOR rate borrowings under the New Term Loan Facility and the New Revolving Credit Facility were 4.75% and 2.75%, respectively.

On a quarterly basis, we pay a commitment fee to the lenders under the New Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated Leverage Ratio. Based on our Consolidated Leverage Ratio as of March 31, 2018, the commitment fee was 0.50% per annum.

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

As of March 31, 2018, we were in compliance with all covenants in the Credit Agreement governing the New Credit Facilities.

Senior Notes

The Notes were issued pursuant to an Indenture, dated as of November 29, 2017, or the Indenture, among the Company, the guarantors named therein and The Bank of New York Mellon, as trustee. The Indenture contains customary covenants, events of default and other provisions for an issuer of non-investment grade debt securities. These covenants include limitations on indebtedness, liens, mergers, acquisitions, asset sales, investments, distributions, prepayments of subordinated debt and transactions with affiliates, in each case subject to baskets, thresholds and other exceptions.

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

Outstanding Debt

At March 31, 2018, we had $1,820.8 million outstanding under the New Credit Facilities consisting of the New Term Loan Facility of $1,520.8 million and $0 drawn down on the New Revolving Credit Facility, and $300.0 million in aggregate principal amount of Notes issued and outstanding.

At March 31, 2018 and December 30, 2017, our debt consisted of both fixed and variable-rate instruments. An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swap can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 11 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swap, was  7.19%, and 7.12% per annum at March 31, 2018 and December 30, 2017, respectively, based on interest rates on the applicable dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swap, was 7.35% and 7.34% per annum at March 31, 2018 and December 30, 2017, respectively, based on interest rates on the applicable dates.

The following schedule sets forth our year-by-year debt obligations at March 31, 2018:

Total Debt Obligation

(Including Current Portion)

At March 31, 2018

(in millions)

Remainder of fiscal 2018	$38.5
Fiscal 2019	$77.0
Fiscal 2020	$96.3
Fiscal 2021	$77.0
Fiscal 2022	$77.0
Fiscal 2023 and thereafter	$1,455.0
Total	$1,820.8

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At March 31, 2018 and April 1, 2017, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was a gain of $1.8 million and a loss of $12.6 million, respectively. At March 31, 2018 and April 1, 2017, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $8.7 million and $9.1 million, respectively.

Dividends and Stock Transactions

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the three months ended March 31, 2018 and April 1, 2017, we repurchased no shares of our common stock in the open market under this program.

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and goodwill impairment. The table below sets forth the calculations for EBITDAS for the three months ended March 31, 2018 and April 1, 2017, and EBITDAS and Adjusted EBITDAS for the trailing twelve months ended March 31, 2018:

(in millions)

	Three Months Ended		Trailing Twelve
	March 31, 2018	April 1, 2017	Months
Net Income	$39.1	$10.7	$192.0
Interest	35.9	28.1	120.5
Taxes	(12.6)	(9.1)	(21.7)
Depreciation and Amortization	11.2	12.9	49.2
Stock-based Compensation	4.4	2.3	17.0
EBITDAS	$77.9	$44.8	$356.9
Goodwill Impairment	-	-	13.3
Adjusted EBITDAS	$77.9	$44.8	$370.2

Note: Totals may not sum due to rounding.

Reducing leverage is a capital structure priority for the Company. As of March 31, 2018, our net debt/Adjusted EBITDAS ratio was 4.5x. The table below sets forth the calculation for net debt, a non-GAAP financial measure:

(in millions)

March 31, 2018
Total debt	$1,820.8
Less: Unamortized deferred financing costs	10.7
Less: Unamortized debt discount	29.3
Less: Cash on hand	117.6
Net debt	$1,663.1

Note: Totals may not sum due to rounding.

We present EBITDAS, Adjusted EBITDAS and net debt/Adjusted EBITDAS because we consider them to be useful supplemental measures of our performance. In addition, we believe EBITDAS and net debt/Adjusted EBITDAS are useful to investors, analysts and rating agencies in measuring the ability of a company to meet its debt service obligations. See “—Non-GAAP Financial Measures” herein for an explanation of our use of these non-GAAP financial measures.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes, such as entities often referred to as structured finance or special purpose entities.

SEASONALITY

Our business is seasonal due to the importance of the winter season to our overall recruitment environment. Our advertising schedule generally supports each season, with winter having the highest concentration of advertising spending.

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

We use our website at www.weightwatchersinternational.com and corporate Facebook page (www.facebook.com/weightwatchers), Instagram account (Instagram.com/weightwatchers) and Twitter account (@weightwatchers) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission filings and public conference calls and webcasts. The contents of our website and social media channels shall not be deemed to be incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2018, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2017 have not materially changed from December 30, 2017.

At the end of the first quarter of fiscal 2018, borrowings under the New Term Loan Facility bore interest at LIBOR plus an applicable margin of 4.75%. For the New Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the LIBOR Floor. In addition, as of March 31, 2018, our interest rate swap in effect had a notional amount of $1.25 billion. Accordingly, as of March 31, 2018, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swap and the LIBOR Floor, a hypothetical 75 basis point increase in interest rates would have increased annual interest expense by approximately $2.0 million and a hypothetical 75 basis point decrease in interest rates would have decreased annual interest expense by approximately $3.1 million. This increase is driven primarily by the interest rate applicable to our New Term Loan Facility. This decrease is driven primarily by the lower outstanding debt balance as of March 31, 2018 as compared to December 30, 2017.

ITEM  4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, the end of the first quarter of fiscal 2018. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the first quarter of fiscal 2018, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Due to the nature of the Company’s activities, it is, at times, subject to pending and threatened legal actions, including patent and other intellectual property actions, that arise out of the ordinary course of business. In the opinion of management, the disposition of any such matters is not expected, individually or in the aggregate, to have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that the Company’s results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description

†**Exhibit 10.1

First Addendum to the Mowbray Letter Agreement, dated February 8, 2018, by and between Stacey Mowbray and Weight Watchers International, Inc. (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, as filed on February 28, 2018 (File No. 001-16769), and incorporated herein by reference).

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: May 4, 2018	By:	/s/ Mindy Grossman
Mindy Grossman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 4, 2018	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer (Principal Financial and Accounting Officer)