Form 10-Q
period 2018-06-30
WEIGHT WATCHERS INTERNATIONAL INC
filed 2018-08-07
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock outstanding as of July 31, 2018 was 66,623,118.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	June 30,	December 30,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$167,755	$83,054
Receivables (net of allowances: June 30, 2018 - $2,021 and December 30, 2017 - $2,001)	27,401	23,913
Inventories	18,649	31,728
Prepaid income taxes	49,193	43,488
Prepaid expenses and other current assets	28,457	26,805
TOTAL CURRENT ASSETS	291,455	208,988
Property and equipment, net	48,138	47,978
Franchise rights acquired	750,335	754,040
Goodwill	153,130	156,281
Other intangible assets, net	54,113	46,536
Deferred income taxes	15,239	12,447
Other noncurrent assets	24,142	19,730
TOTAL ASSETS	$1,336,552	$1,246,000
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$118,498	$82,750
Accounts payable	22,952	24,356
Salaries and wages payable	56,678	62,179
Accrued marketing and advertising	12,242	18,154
Accrued interest	25,249	10,834
Other accrued liabilities	60,125	58,251
Derivative payable	0	12,171
Deferred revenue	83,878	74,332
TOTAL CURRENT LIABILITIES	379,622	343,027
Long-term debt, net	1,644,471	1,740,612
Deferred income taxes	204,304	143,591
Other	31,151	30,289
TOTAL LIABILITIES	2,259,548	2,257,519
Redeemable noncontrolling interest	4,004	4,467
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 120,353 shares issued at June 30, 2018 and 118,947 shares issued at December 30, 2017	0	0
Treasury stock, at cost, 53,765 shares at June 30, 2018 and 54,258 shares at December 30, 2017	(3,189,796)	(3,208,836)
Retained earnings	2,271,593	2,203,317
Accumulated other comprehensive loss	(8,797)	(10,467)
TOTAL DEFICIT	(927,000)	(1,015,986)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,336,552	$1,246,000

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Service revenues, net	$343,730	$283,001	$672,399	$544,477
Product sales and other, net	66,017	58,672	145,571	126,259
Revenues, net	409,747	341,673	817,970	670,736
Cost of services	128,159	120,325	267,939	245,210
Cost of product sales and other	36,794	32,335	84,236	72,416
Cost of revenues	164,953	152,660	352,175	317,626
Gross profit	244,794	189,013	465,795	353,110
Marketing expenses	55,421	41,968	154,340	128,397
Selling, general and administrative expenses	61,665	50,839	121,676	98,273
Operating income	127,708	96,206	189,779	126,440
Interest expense	35,866	27,092	71,732	55,234
Other expense (income), net	1,333	(488)	1,097	154
Gain on early extinguishment of debt	0	(1,554)	0	(1,554)
Income before income taxes	90,509	71,156	116,950	72,606
Provision for income taxes	19,825	25,992	7,208	16,864
Net income	70,684	45,164	109,742	55,742
Net loss attributable to the noncontrolling interest	36	9	90	83
Net income attributable to Weight Watchers International, Inc.	$70,720	$45,173	$109,832	$55,825
Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$1.07	$0.70	$1.67	$0.87
Diluted	$1.01	$0.67	$1.57	$0.83
Weighted average common shares outstanding
Basic	66,400	64,269	65,761	64,124
Diluted	70,154	67,737	69,914	67,304

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Net income	$70,684	$45,164	$109,742	$55,742
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain	(3,804)	2,630	(7,229)	6,031
Income tax benefit (expense) on foreign currency translation (loss) gain	965	(1,026)	1,833	(2,352)
Foreign currency translation (loss) gain, net of taxes	(2,839)	1,604	(5,396)	3,679
Gain (loss) on derivatives	1,130	(1,136)	12,297	4,377
Income tax (expense) benefit on gain on derivatives	(287)	443	(3,119)	(1,707)
Gain (loss) on derivatives, net of taxes	843	(693)	9,178	2,670
Total other comprehensive (loss) gain	(1,996)	911	3,782	6,349
Comprehensive income	68,688	46,075	113,524	62,091
Net loss attributable to the noncontrolling interest	36	9	90	83
Foreign currency translation loss, net of taxes attributable to the noncontrolling interest	137	146	373	41
Comprehensive loss attributable to the noncontrolling interest	173	155	463	124
Comprehensive income attributable to Weight Watchers International, Inc.	$68,861	$46,230	$113,987	$62,215

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 30,	July 1,
	2018	2017
Operating activities:
Net income	$109,742	$55,742
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,774	25,554
Amortization of deferred financing costs and debt discount	4,122	2,861
Impairment of intangible and long-lived assets	0	60
Write-off of net assets due to cessation of Spain operations	0	70
Share-based compensation expense	9,675	4,817
Deferred tax provision	752	10,331
Allowance for doubtful accounts	54	(857)
Reserve for inventory obsolescence	8,338	4,962
Foreign currency exchange rate loss	868	150
Gain on early extinguishment of debt	0	(1,802)
Changes in cash due to:
Receivables	(9,650)	3,490
Inventories	4,999	5,887
Prepaid expenses	(3,023)	4,338
Accounts payable	(798)	(19,727)
Accrued liabilities	(1,696)	(28,575)
Deferred revenue	13,259	21,847
Other long term assets and liabilities, net	(4,309)	144
Income taxes	14,480	8,823
Cash provided by operating activities	168,587	98,115
Investing activities:
Capital expenditures	(7,733)	(5,614)
Capitalized software expenditures	(13,118)	(13,419)
Other items, net	(9,669)	(86)
Cash used for investing activities	(30,520)	(19,119)
Financing activities:
Net (payments) borrowings on revolver	(25,000)	0
Payments on long-term debt	(38,500)	(83,334)
Taxes paid related to net share settlement of equity awards	(11,139)	(3,648)
Proceeds from stock options exercised	23,262	1,258
Cash used for financing activities	(51,377)	(85,724)
Effect of exchange rate changes on cash and cash equivalents	(1,989)	2,557
Net increase (decrease) in cash and cash equivalents	84,701	(4,171)
Cash and cash equivalents, beginning of period	83,054	108,656
Cash and cash equivalents, end of period	$167,755	$104,485

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and all of its subsidiaries. The terms “Company” and “WWI” as used throughout these notes are used to indicate Weight Watchers International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “meetings” business refers to providing access to combined meetings and digital offerings to the Company’s commitment plan subscribers (including Total Access subscribers), as well as access to meetings to the Company’s “pay-as-you-go” members and other meetings members. “Online” refers to Weight Watchers Online, Weight Watchers OnlinePlus, Personal Coaching and other digital subscription products.

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued updated guidance regarding leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but will be updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued updated guidance by providing an entity with an additional and optional transition method to adopt the new lease guidance. The modified retrospective transition approach requires application of the new guidance at the beginning of the earliest comparative period presented and the optional transition method permits an entity to apply the guidance at the adoption date. The updated guidance is effective for the Company beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact that the adoption of this guidance will have on the consolidated financial statements and related disclosures of the Company.

In June 2018, the FASB issued updated guidance regarding share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that the updated guidance on stock compensation applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of the revenue guidance. The updated guidance is effective for the Company beginning in the first quarter of fiscal 2019. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

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

In October 2016, the FASB issued updated guidance on intra-equity transfers of assets other than inventory which is intended to improve the accounting for income tax consequences by eliminating the deferral of tax effects of intra-entity asset transfers other than inventory within the consolidated entity. The current guidance to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The updated guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The updated guidance must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance the first day of the first quarter of 2018, and as a result, recorded a net deferred tax liability with a corresponding cumulative adjustment to decrease retained earnings of $48,624 associated with an intra-entity transfer of certain intellectual property rights related to the Company’s non-U.S. business to its Canadian entity. Before the 2017 Tax Act was passed, the Company’s position was that this transaction was net neutral from a tax perspective and therefore a cumulative effect entry might not be required.  However, after further analysis of the new tax law during the first quarter of 2018, the Company concluded an entry to retained earnings was necessary.

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

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Meeting Fees	$192,712	$175,003	$382,834	$339,355
Online Subscription Revenues	151,018	107,998	289,565	205,122
Service revenues, net	$343,730	$283,001	$672,399	$544,477
Product sales and other, net	66,017	58,672	145,571	126,259
Revenues, net	$409,747	$341,673	$817,970	$670,736

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following tables present the Company’s revenues disaggregated by segment:

	Three Months Ended June 30, 2018
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Meeting Fees	$142,767	$29,402	$14,551	$5,992	$192,712
Online Subscription Revenues	101,099	39,342	6,955	3,622	151,018
Service revenues, net	$243,866	$68,744	$21,506	$9,614	$343,730
Product sales and other, net	40,672	12,848	7,704	4,793	66,017
Revenues, net	$284,538	$81,592	$29,210	$14,407	$409,747

	Three Months Ended July 1, 2017
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Meeting Fees	$129,666	$24,798	$14,028	$6,511	$175,003
Online Subscription Revenues	73,535	25,701	5,745	3,017	107,998
Service revenues, net	$203,201	$50,499	$19,773	$9,528	$283,001
Product sales and other, net	35,788	10,997	6,662	5,225	58,672
Revenues, net	$238,989	$61,496	$26,435	$14,753	$341,673

	Six Months Ended June 30, 2018
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Meeting Fees	$282,918	$58,482	$28,933	$12,500	$382,834
Online Subscription Revenues	193,339	75,503	13,519	7,205	289,565
Service revenues, net	$476,257	$133,985	$42,452	$19,705	$672,399
Product sales and other, net	87,458	30,138	17,043	10,932	145,571
Revenues, net	$563,715	$164,123	$59,495	$30,637	$817,970

	Six Months Ended July 1, 2017
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Meeting Fees	$253,665	$46,764	$26,141	$12,785	$339,355
Online Subscription Revenues	141,682	47,243	10,200	5,997	205,122
Service revenues, net	$395,347	$94,007	$36,341	$18,782	$544,477
Product sales and other, net	76,372	24,907	14,093	10,887	126,259
Revenues, net	$471,719	$118,914	$50,434	$29,669	$670,736

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 30, 2017	$74,332	$2,049
Net increase (decrease) during the period	9,546	(548)
Balance as of June 30, 2018	$83,878	$1,501

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Revenue recognized from amounts included in current deferred revenue as of December 30, 2017 was $67,090 for the six months ended June 30, 2018. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, had a balance of $1,501 at June 30, 2018 related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the agreements.

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

5.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the six months ended June 30, 2018, the change in the carrying value of franchise rights acquired is due to the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisitions of the majority interest in Vigilantes do Peso Marketing Ltda. and of Knowplicity, Inc., d/b/a Wello, in fiscal 2014 and the acquisition of Weilos, Inc. in fiscal 2015.  For the six months ended June 30, 2018, the change in the carrying amount of goodwill is due to the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of December 30, 2017	$140,389	$7,759	$1,253	$6,880	$156,281
Effect of exchange rate changes	(1,833)	(428)	(29)	(861)	(3,151)
Balance as of June 30, 2018	$138,556	$7,331	$1,224	$6,019	$153,130

Goodwill and Franchise Rights Acquired:

The Company reviews goodwill and other indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, for potential impairment on at least an annual basis or more often if events so require. The Company performed fair value impairment testing as of May 6, 2018 and May 7, 2017, each the first day of fiscal May, on its goodwill and other indefinite-lived intangible assets. In addition, for the Company’s Brazil reporting unit only, given the ongoing challenging economic environment, the negative performance trends and the Company’s reduced expectations regarding the future impact of its business growth strategies in the country, the Company performed an interim goodwill impairment analysis at December 30, 2017.

In performing its annual impairment analysis as of May 6, 2018 and May 7, 2017, the Company determined that the carrying amounts of its goodwill reporting units and franchise rights acquired with indefinite lives units of account did not exceed their respective fair values and therefore, no impairment existed. In performing the interim goodwill impairment analysis for its Brazil reporting unit, the Company recorded a $13,323 impairment charge at December 30, 2017.

For all reporting units, except for Brazil, there was significant headroom in the impairment analysis. Based on the results of the Company’s annual impairment test performed for all of its reporting units except for Brazil, as of the June 30, 2018 balance sheet date, the Company estimated that for reporting units that hold approximately 97.0% of the Company’s goodwill, those units had a fair value at least 50% higher than the respective reporting unit’s carrying amount. Based on the results of the Company’s annual impairment test performed for its Brazil reporting unit, the fair value of this reporting unit exceeded its carrying value by approximately 10%, and

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

accordingly a relatively small change in the underlying assumptions would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to Brazil, for which the carrying amount is $5,054.

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

As it relates to the impairment analysis for Brazil, the Company estimated future debt free cash flows in contemplation of its growth strategies for that market. In developing these projections, the Company considered the historical impact of similar growth strategies in other markets as well as the current market conditions in Brazil. The Company then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for the Company’s peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data including the current economic conditions in Brazil and the country specific risk thereon. A further risk premium was included to reflect the risk associated with the significantly higher growth rates projected in the May 6, 2017 annual impairment test. The cost of debt was determined by estimating the Company’s current borrowing rate.

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year.

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s meetings business and a relief from royalty methodology for franchise rights related to the Company’s Online business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in the meetings and Online businesses in the country in which the acquisitions have occurred. In its hypothetical start-up approach analysis for fiscal 2018, the Company assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, the Company estimated future cash flows for the meetings business in each country based on assumptions regarding revenue growth and operating income margins. The cash flows associated with the Online business were based on the expected Online revenue for such country and the application of a market-based royalty rate. The cash flows for the meetings and Online businesses were discounted utilizing rates consistent with those utilized in the goodwill impairment analysis.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of June 30, 2018 and December 30, 2017 were as follows:

	June 30, 2018		December 30, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$116,249	$99,512	$111,617	$94,697
Website development costs	96,106	68,886	90,096	61,125
Trademarks	11,378	10,916	11,231	10,833
Other	13,723	4,029	3,793	3,546
Trademarks and other intangible assets	$237,456	$183,343	$216,737	$170,201
Franchise rights acquired	4,321	4,321	4,526	4,526
Total finite-lived intangible assets	$241,777	$187,664	$221,263	$174,727

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $6,832 and $14,242 for the three and six months ended June 30, 2018, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $9,015 and $18,190 for the three and six months ended July 1, 2017, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2018	$13,051
Fiscal 2019	$18,732
Fiscal 2020	$10,450
Fiscal 2021	$3,357
Fiscal 2022 and thereafter	$8,523

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

6.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	June 30, 2018				December 30, 2017
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
New Revolving Credit Facility due November 29, 2022	$0	$0	$0	4.34%	$25,000	$0	$0	4.15%
Former Tranche B-2 Term Facility due April 2, 2020	0	0	0	0.00%	0	0	0	4.76%
New Term Loan Facility due November 29, 2024	1,501,500	9,009	28,233	7.24%	1,540,000	9,783	30,433	6.84%
Notes due December 1, 2025	300,000	1,289	0	8.57%	300,000	1,422	0	8.82%
Total	1,801,500	$10,298	$28,233	7.44%	1,865,000	$11,205	$30,433	4.96%
Less: Current Portion	118,498				82,750
Unamortized Deferred Financing Costs	10,298				11,205
Unamortized Debt Discount	28,233				30,433
Total Long-Term Debt	$1,644,471				$1,740,612
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

As of June 30, 2018, the Company had $1,501,500 of debt outstanding under the New Credit Facilities, with $148,735 of availability and $1,265 in issued but undrawn letters of credit outstanding under the New Revolving Credit Facility.  Outstanding balances under the New Revolving Credit Facility are included in the current portion of long-term debt on the accompanying consolidated balance sheet as of December 30, 2017 included in these consolidated financial statements.

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

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of June 30, 2018, the applicable margins for the LIBOR rate borrowings under the New Term Loan Facility and the New Revolving Credit Facility were 4.75% and 2.75%, respectively.

On a quarterly basis, the Company pays a commitment fee to the lenders under the New Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of June 30, 2018, the commitment fee was 0.50% per annum.

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

As of June 30, 2018, the Company was in compliance with all financial covenants in the Credit Agreement governing the New Credit Facilities.

As of June 30, 2018, in accordance with the terms of the Credit Agreement, it is probable that the Company will have a Cash Flow Sweep obligation of approximately $41,498 to the lenders in the second quarter of fiscal 2019.

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

Outstanding Debt

At June 30, 2018, the Company had $1,801,500 outstanding under the New Credit Facilities and the Notes, consisting of the New Term Loan Facility of $1,501,500, $0 drawn down on the New Revolving Credit Facility and $300,000 in aggregate principal amount of Notes issued and outstanding.

At June 30, 2018 and December 30, 2017, the Company’s debt consisted of both fixed and variable-rate instruments. An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 11 for information on the Company’s interest rate swap. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swap, was 7.46% and 7.12% per annum based on interest rates at June 30, 2018 and December 30, 2017, respectively. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swap, was 7.41% and 7.34% per annum based on interest rates at June 30, 2018 and December 30, 2017, respectively.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Numerator:
Net income attributable to
Weight Watchers International, Inc.	$70,720	$45,173	$109,832	$55,825
Denominator:
Weighted average shares of common stock outstanding	66,400	64,269	65,761	64,124
Effect of dilutive common stock equivalents	3,754	3,468	4,153	3,180
Weighted average diluted common shares outstanding	70,154	67,737	69,914	67,304
Earnings per share attributable to Weight Watchers International, Inc.
Basic	$1.07	$0.70	$1.67	$0.87
Diluted	$1.01	$0.67	$1.57	$0.83

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 32 and 868 for the three months ended June 30, 2018 and July 1, 2017, respectively. The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 399 and 956 for the six months ended June 30, 2018 and July 1, 2017, respectively.

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

In fiscal 2018, the Company granted 81.3 PSUs in May 2018 having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied upon continued employment (with limited exceptions) on the third anniversary of the grant date (i.e., May 15, 2021).  The performance-vesting criteria for these PSUs will be satisfied if the Company has achieved a certain annual operating income objective for the performance period of fiscal 2020.  Pursuant to these awards, the number of PSUs that become vested, if any, upon the satisfaction of both vesting criteria, shall be equal to (x) the target number of PSUs granted multiplied by (y) the applicable achievement percentage, rounded down to avoid the issuance of fractional shares. The applicable achievement percentage shall increase in the event the Company has achieved a certain revenue target during such performance period.   If all of these awards fully meet the time-vesting criteria and the minimum performance condition is attained, depending on the Company’s achievement, the number of shares of the Company’s common stock issuable under these PSUs range from 27.0 to 161.8. The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

In fiscal 2017, the Company granted 98.5 PSUs in May 2017 and 47.9 PSUs in July 2017, all having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied upon continued employment (with limited exceptions) on May 15, 2020. The performance-vesting criteria for these PSUs will be satisfied if the Company has achieved, in the case of the May 2017 awards, certain annual operating income objectives and, in the case of the July 2017 award, certain net income or operating income objectives, as applicable for each performance year, in each fiscal year over a three-year period (i.e., fiscal 2017 through fiscal 2019) (each, a “2017 Award Performance Year”). When the performance measure has been met for a particular 2017

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Award Performance Year, that portion of units is “banked” for potential issuance following the satisfaction of the time-vesting criteria. Such portion of units to be “banked” shall be equal to (x) the target number of PSUs granted for the applicable 2017 Award Performance Year multiplied by (y) the applicable achievement percentage, rounded down to avoid the issuance of fractional shares. If all of these awards fully meet the time-vesting criteria and, in the case of the performance criteria, taking into account that the fiscal 2017 performance objective was satisfied at the "maximum" achievement level and assuming the minimum performance condition is attained in each of fiscal 2018 and fiscal 2019, depending on the Company's performance achievement in those two years, the number of shares of the Company's common stock issuable under these PSUs range from 106.0 to 227.2.  The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

In fiscal 2016, the Company granted 289.9 PSUs having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied upon continued employment (with limited exceptions) on the third anniversary of the grant date (i.e., May 16, 2019). The performance-vesting criteria for these PSUs will be satisfied if the Company has achieved a Debt Ratio (as defined in the applicable term sheet for these PSU awards and based on a Debt to EBITDAS ratio (each, as defined therein)) at levels at or below 4.5x over the performance period from December 31, 2017 to December 29, 2018. Pursuant to these awards, the number of PSUs that become vested, if any, upon the satisfaction of both vesting criteria, shall be equal to (x) the target number of PSUs granted multiplied by (y) the applicable Debt Ratio achievement percentage, rounded down to avoid the issuance of fractional shares. If all of these awards fully meet the time-vesting criteria and the minimum performance condition is attained, depending on the Company’s Debt Ratio achievement, the number of shares of the Company’s common stock issuable under these PSUs range from 54.9 to 274.8. The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

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

The effective tax rates for the three and six months ended June 30, 2018 were 21.9% and 6.2%, respectively. The effective tax rates for the three and six months ended July 1, 2017 were 36.5% and 23.2%, respectively. For the six months ended June 30, 2018, the primary difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was due to the $22,155 tax benefit related to tax windfalls from stock compensation and a $1,859 tax benefit related to the cessation of operations of the Company’s Mexican subsidiary.

For the six months ended July 1, 2017, the primary difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was due to the $11,633 tax benefit related to the cessation of operations of the Company’s Spanish

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

subsidiary, partially offset by $604 of tax expense related to tax shortfalls in connection with the updated guidance on stock compensation the Company adopted in the first quarter of fiscal 2017.

The differences between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate is as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
U.S. federal statutory tax rate	21.0%	35.0%	21.0%	35.0%
State income taxes (net of federal benefit)	2.2%	1.8%	2.3%	2.4%
Cessation of operations	0.0%	0.4%	(1.6%)	(16.0%)
Research and development credit	(0.1%)	(1.1%)	(0.4%)	(2.2%)
Tax (windfall) shortfall on share-based awards	(4.5%)	(0.8%)	(18.9%)	0.8%
Section 162m limitation	0.2%	0.0%	0.3%	0.0%
Increase in valuation allowance due to net operating loss	0.1%	0.1%	0.4%	1.2%
Impact of Foreign Ops	2.3%	0.4%	2.3%	0.7%
Other	0.7%	0.7%	0.8%	1.3%
Total effective tax rate	21.9%	36.5%	6.2%	23.2%

10.	Legal

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

As of June 30, 2018 and December 30, 2017, the Company had in effect an interest rate swap with a notional amount totaling $1,250,000.

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

On June 11, 2018, in order to hedge a portion of its variable rate debt, the Company entered into a forward-starting interest rate swap (hereinafter referred to as “future swap”) with an effective date of April 2, 2020 and a termination date of March 31, 2024. The initial notional amount of this swap is $500,000. During the term of this swap, the notional amount will decrease from $500,000 effective April 2, 2020 to $250,000 on March 31, 2021. This interest rate swap effectively fixes the variable interest rate on the notional amount of this swap at 3.1005%. This swap qualifies for hedge accounting and, therefore, changes in the fair value of this swap have been recorded in accumulated other comprehensive loss.

As of June 30, 2018 and December 30, 2017, cumulative unrealized gains (losses) for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amount of $2,625 ($3,458 before taxes) and $(5,392) (($8,839) before taxes), respectively.  As of June 30, 2018, the fair value of the Company’s currently effective swap was an asset of $5,104 which is included in prepaid expenses and other current assets in the consolidated balance sheet. As of June 30, 2018, the fair value of the future swap was a liability of $1,943, which is included in other liabilities in the consolidated balance sheet. As of December 30, 2017, the fair value of the Company’s currently effective swap was a liability of $12,171 which is included in derivative payable in the consolidated balance sheet.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The Company is hedging forecasted transactions for periods not exceeding the next six years. The Company expects approximately $675 ($905 before taxes) of derivative gains included in accumulated other comprehensive loss at June 30, 2018, based on current market rates, will be reclassified into earnings within the next 12 months.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of June 30, 2018 and December 30, 2017. The fair value of the Company’s borrowings under the New Revolving Credit Facility approximated a carrying value of $0 and $25,000 at June 30, 2018 and December 30, 2017, respectively, due to the nature of the debt (Level 2 input).

The fair value of the Company’s New Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of June 30, 2018 and December 30, 2017, the fair value of the Company’s long-term debt was approximately $1,812,744 and $1,810,085, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,762,969 and $1,798,362, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 11 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at June 30, 2018	$5,104	$0	$5,104	$0
Interest rate swap liability at June 30, 2018	$1,943	$0	$1,943	$0
Interest rate swap liability at December 30, 2017	$12,171	$0	$12,171	$0

The Company did not have any transfers into or out of Levels 1 and 2, and did not maintain any assets or liabilities classified as Level 3, during the three months ended June 30, 2018 and the fiscal year ended December 30, 2017.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

13.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Six Months Ended June 30, 2018
	(Loss) Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 30, 2017	$(5,392)	$(5,075)	$(10,467)
Other comprehensive income (loss) before reclassifications, net of tax	7,236	(5,396)	1,840
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	1,942	0	1,942
Adoption of accounting standard	(1,161)	(1,324)	(2,485)
Net current period other comprehensive income (loss) including noncontrolling interest	8,017	(6,720)	1,297
Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	373	373
Ending Balance at June 30, 2018	$2,625	$(11,422)	$(8,797)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

	Six Months Ended July 1, 2017
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 31, 2016	$(16,002)	$(11,118)	$(27,120)
Other comprehensive income before reclassifications, net of tax	(2,915)	2,892	(23)
Amounts reclassified from accumulated other comprehensive loss, net of tax(b)	5,585	787	6,372
Net current period other comprehensive income including noncontrolling interest	2,670	3,679	6,349
Less: net current period other comprehensive income attributable to the noncontrolling interest	0	41	41
Ending Balance at July 1, 2017	$(13,332)	$(7,398)	$(20,730)
(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2018	2017	2018	2017
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Loss on Qualifying Hedges
Interest rate contracts	$(346)	$(3,905)	$(2,603)	$(9,155)	Interest expense
	(346)	(3,905)	(2,603)	(9,155)	Income before income taxes
	88	1,523	661	3,570	Provision for income taxes
	$(258)	$(2,382)	$(1,942)	$(5,585)	Net income
Loss on Foreign Currency Translation	$0	$(80)	$0	$(787)	Other expense (income), net
	0	(80)	0	(787)	Income before income taxes
	0	0	0	0	Provision for income taxes
	$0	$(80)	$0	$(787)	Net income

(a)	Amounts in parentheses indicate debits to profit/loss
14.	Segment Data

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

	Total Revenue, net
	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
North America	$284,538	$238,989	$563,715	$471,719
Continental Europe	81,592	61,496	164,123	118,914
United Kingdom	29,210	26,435	59,495	50,434
Other	14,407	14,753	30,637	29,669
Total revenue, net	$409,747	$341,673	$817,970	$670,736

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Net Income
	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Segment operating income:
North America	$112,040	$79,073	$174,393	$113,189
Continental Europe	32,478	22,767	50,409	27,823
United Kingdom	6,035	6,672	9,903	9,245
Other	3,452	3,263	5,037	4,941
Total segment operating income	154,005	111,775	239,742	155,198
General corporate expenses	26,297	15,569	49,963	28,758
Interest expense	35,866	27,092	71,732	55,234
Other expense (income), net	1,333	(488)	1,097	154
Gain on early extinguishment of debt	0	(1,554)	0	(1,554)
Provision for income taxes	19,825	25,992	7,208	16,864
Net income	70,684	45,164	109,742	55,742
Net loss attributable to the noncontrolling interest	36	9	90	83
Net income attributable to Weight Watchers International, Inc.	$70,720	$45,173	$109,832	$55,825

	Depreciation and Amortization
	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
North America	$9,163	$9,738	$18,642	$19,868
Continental Europe	317	292	618	601
United Kingdom	350	346	715	628
Other	164	136	309	275
Total segment depreciation and amortization	9,994	10,512	20,284	21,372
General corporate depreciation and amortization	2,834	3,556	5,612	7,043
Depreciation and amortization	$12,828	$14,068	$25,896	$28,415

15.	Related Party

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

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $689 and $1,988 for the three and six months ended June 30, 2018, respectively and $874 and $2,556 for the three and six months ended July 1, 2017, respectively, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at June 30, 2018 and December 30, 2017 was $233 and $828, respectively.

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
•

the possibility that the interests of Artal Group S.A (together with its parents and subsidiaries, “Artal”), the largest holder of our common stock and a shareholder with significant influence over us, will conflict with our interests or the interests of other holders of our common stock; and

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

CRITICAL ACCOUNTING POLICIES

Goodwill and Franchise Rights Acquired Annual Impairment Test

We review goodwill and other indefinite-lived intangible assets, including franchise rights acquired with indefinite lives, for potential impairment on at least an annual basis or more often if events so require. We performed fair value impairment testing as of May 6, 2018 and May 7, 2017, each the first day of fiscal May, on our goodwill and other indefinite-lived intangible assets. In addition, for our Brazil reporting unit only, given the ongoing challenging economic environment, the negative performance trends and our reduced expectations regarding the future impact of our business growth strategies in the country, we performed an interim goodwill impairment analysis at December 30, 2017.

In performing our goodwill impairment analysis for our reporting units for fiscal 2018 and fiscal 2017 no impairment was identified as the respective fair values of each reporting unit exceeded its carrying value. In performing the interim goodwill impairment analysis for our Brazil reporting unit at December 30, 2017, we recorded a $13.3 million impairment charge. In performing the impairment analysis for our franchise rights acquired with indefinite lives for fiscal 2018 and fiscal 2017, we determined that the carrying amounts of these units of account did not exceed their respective fair values and therefore no impairment existed.

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

In performing our annual impairment analysis, we also considered the trading value of both our equity and debt. If the trading values of both our equity and debt were to significantly decline from their current levels, we may have to take an impairment charge at the appropriate time, which could be material. For additional information on risks associated with our recognizing asset impairment charges, see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for fiscal 2017.

The following is a more detailed discussion of our goodwill and franchise rights acquired impairment analysis.

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Canada, Brazil and other countries as of the June 30, 2018 balance sheet date were $97.8 million, $40.8 million, $4.6 million and $9.9 million, respectively.

Based on the results of our annual impairment test performed for all of our reporting units except for Brazil, as of the June 30, 2018 balance sheet date, we estimated that for reporting units that hold 97.0% of our goodwill, those units had a fair value at least 50% higher than the respective reporting unit’s carrying amount. Based on the results of our annual impairment test performed for our Brazil reporting unit as of the June 30, 2018 balance sheet date, we estimated that this reporting unit holds 3.0% of our goodwill, and the fair value of this reporting unit was approximately 10% higher than its carrying value.

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

The following are the more significant assumptions utilized in our annual impairment analysis (except for Brazil) for fiscal 2018 and fiscal 2017:

	June 30,	July 1,
	2018	2017
Debt-Free Cumulative Annual Cash Flow Growth Rate	3.8% to 5.4%	3.6% to 4.1%
Discount Rate	8.7%	8.9%

As it relates to our impairment analysis for Brazil, we estimated future debt free cash flows in contemplation of our growth strategies for that market. In developing these projections, we considered the historical impact of similar growth strategies in other markets as well as the current market conditions in Brazil. We then discounted the estimated future cash flows utilizing a discount rate which was calculated using the average cost of capital, which included the cost of equity and the cost of debt. The cost of equity was determined by combining a risk-free rate of return and a market risk premium for the Company’s peer group. The risk-free rate of return was determined based on the average rate of long-term U.S. Treasury securities. The market risk premium was determined by reviewing external market data including the current economic conditions in Brazil and the country specific risk thereon, all as reflected in the discount rate. A further risk premium was included to reflect the risk associated with the significantly higher growth rates projected in the May 6, 2017 annual impairment test. The cost of debt was determined by estimating the Company’s current borrowing rate.

The following are the more significant assumptions utilized in our interim and our annual impairment analysis for Brazil for fiscal 2018 and fiscal 2017:

	June 30,	December 30,	July 1,
	2018	2017	2017
Cumulative Annual Revenue Cash Flow Growth Rate	14.8%	16.8%	19.4%
Average Operating Income Margin	3.7%	(0.4%)	18.6%
Average Operating Income Margin Range	(17.3%) to 16.5%	(16.3%) to 13.8%	(10.8%) to 31.0%
Discount Rate	16.2%	17.0%	16.9%

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our meetings business and a relief from royalty methodology for our franchise rights related to our Online business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in the meetings and Online businesses in the country in which the acquisitions have occurred. The values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand as of the June 30, 2018 balance sheet date were $671.9 million, $54.9 million, $12.0 million, $6.7 million and $4.8 million, respectively.

Based on the results of our fiscal 2017 annual impairment analysis, we estimated that 100.0% of our franchise rights acquired had a fair value at least 50% higher than their carrying amount.

In our hypothetical start-up approach analysis for fiscal 2018, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the meetings business in each country based on assumptions regarding revenue growth and operating income margins. The cash flows associated with the Online business were based on the expected Online revenue for such country and the application of a market-based royalty rate. The cash flows for the meetings and Online businesses were discounted utilizing rates consistent with those utilized in the goodwill impairment analysis.

In performing this impairment analysis for fiscal 2018, for the year of maturity we assumed meeting room revenue (comprised of Meeting Fees and revenues from products sold to members in meetings) growth of 37.2% to 59.3% in the year of maturity from fiscal 2017, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 1.7%. For the year of maturity and beyond, we assumed operating income margin rates of 7.7% to 24.9%.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JULY 1, 2017

The table below sets forth selected financial information for the second quarter of fiscal 2018 from our consolidated statements of net income for the three months ended June 30, 2018 versus selected financial information for the second quarter of fiscal 2017 from our consolidated statements of net income for the three months ended July 1, 2017:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended				% Change
	June 30, 2018	July 1, 2017	Increase/ (Decrease)	% Change	Constant Currency
Revenues, net	$409.7	$341.7	$68.1	19.9%	17.6%
Cost of revenues	165.0	152.7	12.3	8.1%	6.2%

Gross profit	244.8	189.0	55.8	29.5%	26.8%
Gross Margin %	59.7%	55.3%

Marketing expenses	55.4	42.0	13.5	32.1%	28.3%
Selling, general & administrative expenses	61.7	50.8	10.8	21.3%	20.0%
Operating income	127.7	96.2	31.5	32.7%	29.7%
Operating Income Margin %	31.2%	28.2%

Interest expense	35.9	27.1	8.8	32.4%	32.4%
Other expense (income), net	1.3	(0.5)	1.8	100.0%	* 100.0%	*
Gain on early extinguishment of debt	0.0	(1.6)	1.6	(100.0%)	* (100.0%)	*
Income before income taxes	90.5	71.2	19.4	27.2%	23.1%
Provision for income taxes	19.8	26.0	(6.2)	(23.7%)	(27.2%)
Net income	70.7	45.2	25.5	56.5%	52.0%
Net loss attributable to the noncontrolling interest	0.0	0.0	0.0	100.0% *	100.0%	*

Net income attributable to Weight Watchers International, Inc.	$70.7	$45.2	$25.5	56.6%	52.1%

Weighted average diluted shares outstanding	70.2	67.7	2.4	3.6%	3.6%
Diluted earnings per share	$1.01	$0.67	$0.34	51.2%	46.9%

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Consolidated Results

Revenues

Revenues in the second quarter of fiscal 2018 were $409.7 million, an increase of $68.1 million, or 19.9%, versus the second quarter of fiscal 2017. Excluding the impact of foreign currency, which positively impacted our revenues for the second quarter of fiscal 2018 by $8.0 million, revenues in the second quarter of fiscal 2018 would have increased 17.6% versus the prior year period. This increase was driven by revenue growth in all major markets. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the second quarter of fiscal 2018 increased $12.3 million, or 8.1%, versus the prior year period. Gross profit increased $55.8 million, or 29.5%, in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 primarily due to the increase in revenues. Excluding the impact of foreign currency, which positively impacted gross profit for the second quarter of fiscal 2018 by $5.2 million, gross profit in the second quarter of fiscal 2018 would have increased 26.8% versus the prior year period. Gross margin in the second quarter of fiscal 2018 increased 4.4% to 59.7% versus 55.3% in the second quarter of fiscal 2017. Gross margin expansion was driven primarily by improved operating leverage and a mix shift to the higher margin Online business.

Marketing

Marketing expenses for the second quarter of fiscal 2018 increased $13.5 million, or 32.1%, versus the second quarter of fiscal 2017. Excluding the impact of foreign currency, which increased marketing expenses for the second quarter of fiscal 2018 by $1.6 million, marketing expenses in the second quarter of fiscal 2018 would have increased 28.3% versus the second quarter of fiscal 2017. This increase in marketing expense was largely due to investments in digital marketing initiatives and our Summer of Impact campaign, as well as investments in evolving our brand. Marketing expenses as a percentage of revenue increased to 13.5% in the second quarter of fiscal 2018 as compared to 12.3% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the second quarter of fiscal 2018 increased $10.8 million, or 21.3%, versus the second quarter of fiscal 2017. Excluding the impact of foreign currency, which increased selling, general and administrative expenses for the second quarter of fiscal 2018 by $0.7 million, selling, general and administrative expenses in the second quarter of fiscal 2018 would have increased 20.0% versus the prior year period. The increase in selling, general and administrative expenses in the second quarter of fiscal 2018 was driven primarily by higher compensation and incentive-related costs. Selling, general and administrative expenses as a percentage of revenue for the second quarter of fiscal 2018 increased to 15.0% from 14.9% for the second quarter of fiscal 2017.

Operating Income

Operating income in the second quarter of fiscal 2018 increased $31.5 million, or 32.7%, versus the prior year period. Excluding the impact of foreign currency, which positively impacted operating income for the second quarter of fiscal 2018 by $2.9 million, operating income in the second quarter of fiscal 2018 would have increased 29.7% versus the prior year period. This increase in operating income was driven by higher operating income in North America and Continental Europe as compared to the prior year period. Operating income margin in the second quarter of fiscal 2018 increased 3.0% to 31.2% versus 28.2% in the second quarter of fiscal 2017. This increase in operating income margin was driven by an increase in gross margin partially offset by an increase in marketing expenses as a percentage of revenue, and an increase in selling, general and administrative expenses as a percentage of revenue, all as compared to the prior year period.

Interest Expense

Interest expense in the second quarter of fiscal 2018 increased $8.8 million, or 32.4%, versus the second quarter of fiscal 2017. The increase in interest expense was driven primarily by higher interest expense arising from the interest rates under our New Term Loan Facility (defined hereafter) and on our Notes (defined hereafter) in connection with our November 2017 debt refinancing.  The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the second quarter of fiscal 2018 and the second quarter of fiscal 2017 and excluding the impact of our interest rate swap, increased to 7.73% per annum at the end of the second quarter of fiscal 2018 from 4.66% per annum at the end of the second quarter of fiscal 2017. Including the impact of our interest rate swap, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the second quarter of fiscal 2018 and the second quarter of fiscal 2017, increased to 7.80% per annum at the end of the second quarter of fiscal 2018 from 5.44% per annum at the end of the second quarter of fiscal 2017.  See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our current and prior credit facilities and our Notes, including interest rates on our debt outstanding, and payments on our debt.  For additional details on our interest rate swap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense (Income), Net

Other expense (income), net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $1.8 million in the second quarter of fiscal 2018 to $1.3 million of expense as compared to $0.5 million of income in the prior year period.

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

Tax

Our effective tax rate for the second quarter of fiscal 2018 was 21.9% as compared to 36.5% for the second quarter of fiscal 2017.  The effective tax rate in the second quarter of fiscal 2018 was impacted by the $4.1 million tax benefit related to tax windfalls from stock compensation.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the second quarter of fiscal 2018 increased $25.5 million, or 56.6%, from the second quarter of fiscal 2017. Excluding the impact of foreign currency, which positively impacted net income attributable to the Company in the second quarter of fiscal 2018 by $2.0 million, net income attributable to the Company in the second quarter of fiscal 2018 would have increased by 52.1% versus the prior year period.

Earnings per fully diluted share, or EPS, in the second quarter of fiscal 2018 was $1.01 compared to $0.67 in the second quarter of fiscal 2017. EPS for the second quarter of fiscal 2017 included a tax benefit of $0.01 in connection with the gain on early extinguishment of debt.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the second quarter of fiscal 2018 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q2 2018
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$243.9	$40.7	$284.5	$243.2	$40.6	$283.7	40.9	3,034.3	2,997.0
CE	68.7	12.8	81.6	64.2	11.9	76.1	13.6	1,040.1	1,020.6
UK	21.5	7.7	29.2	20.2	7.2	27.5	5.3	389.1	383.5
Other (1)	9.6	4.8	14.4	9.7	4.8	14.5	1.4	106.5	100.8
Total	$343.7	$66.0	$409.7	$337.3	$64.5	$401.8	61.2	4,569.9	4,502.0

	% Change Q2 2018 vs. Q2 2017
North America	20.0%	13.6%	19.1%	19.7%	13.4%	18.7%	28.3%	28.1%	28.5%
CE	36.1%	16.8%	32.7%	27.1%	8.6%	23.8%	31.7%	34.4%	30.2%
UK	8.8%	15.6%	10.5%	2.3%	8.6%	3.9%	15.9%	18.9%	15.2%
Other (1)	0.9%	(8.1%)	(2.3%)	1.9%	(8.6%)	(1.8%)	8.0%	25.1%	29.7%
Total	21.5%	12.5%	19.9%	19.2%	10.0%	17.6%	27.3%	28.6%	27.6%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q2 2018
	Meeting Fees		Meeting	Incoming	EOP	Online Subscription Revenues		Online	Incoming	EOP
		Constant	Paid	Meeting	Meeting		Constant	Paid	Online	Online
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$142.8	$142.4	15.4	1,119.4	1,082.7	$101.1	$100.8	25.5	1,914.9	1,914.3
CE	29.4	27.4	3.5	266.9	247.3	39.3	36.7	10.2	773.2	773.3
UK	14.6	13.7	2.9	209.6	203.6	7.0	6.5	2.4	179.4	179.9
Other (1)	6.0	6.1	0.6	48.6	45.2	3.6	3.6	0.7	57.9	55.5
Total	$192.7	$189.6	22.4	1,644.5	1,578.9	$151.0	$147.7	38.8	2,925.4	2,923.1

	% Change Q2 2018 vs. Q2 2017
North America	10.1%	9.8%	10.7%	12.4%	10.5%	37.5%	37.1%	42.0%	39.5%	41.6%
CE	18.6%	10.6%	14.9%	18.0%	14.1%	53.1%	42.9%	38.5%	41.3%	36.3%
UK	3.7%	(2.4%)	7.8%	10.7%	7.8%	21.1%	13.8%	27.5%	30.0%	24.8%
Other (1)	(8.0%)	(6.6%)	(8.8%)	24.7%	27.4%	20.1%	20.3%	28.3%	25.5%	31.7%
Total	10.1%	8.3%	10.3%	13.4%	11.1%	39.8%	36.8%	39.8%	39.0%	38.8%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in the second quarter of fiscal 2018 versus the prior year period was driven primarily by the increase in Service Revenues. This increase in Service Revenues in the second quarter of fiscal 2018 versus the prior year period was driven primarily by the increase in Online Subscription Revenues and to a lesser extent an increase in Meeting Fees. The increase in North America Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of the second quarter fiscal 2018 versus the beginning of the second quarter of fiscal 2017, higher Online recruitments in the quarter driven by the successful launch of our new WW Freestyle program and improved retention in the second quarter of fiscal 2018 versus the prior year period.

The increase in North America product sales and other in the second quarter of fiscal 2018 versus the prior year period was driven primarily by an increase in product sales.

Continental Europe Performance

The increase in Continental Europe revenues in the second quarter of fiscal 2018 versus the prior year period was driven primarily by the increase in Service Revenues. This increase in Service Revenues in the second quarter of fiscal 2018 versus the prior year period was driven primarily by the increase in Online Subscription Revenues. The increase in Continental Europe Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of the second quarter of fiscal 2018 versus the beginning of the second quarter of fiscal 2017, higher recruitments in the quarter driven by the successful launch of our new program and improved retention in the second quarter of fiscal 2018 versus the prior year period.

The increase in Continental Europe product sales and other in the second quarter of fiscal 2018 versus the prior year period was driven by an increase in both product sales and licensing revenue.

United Kingdom Performance

The increase in UK revenues in the second quarter of fiscal 2018 versus the prior year period was driven primarily by the increase in Service Revenues. The increase in UK Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of the second quarter of fiscal 2018 versus the beginning of the second quarter of fiscal 2017, higher recruitments, primarily in our Online business driven by the successful launch of our new program and improved retention in the second quarter of fiscal 2018 versus the prior year period.

The increase in UK product sales and other in the second quarter of fiscal 2018 versus the prior year period was driven by an increase in product sales, partially offset by a decline in licensing revenue.

Other Performance

Other revenues in the second quarter of fiscal 2018 declined versus the prior year period. Although Service Revenues increased in the second quarter of fiscal 2018 versus the prior year period, a decrease in product sales and other more than offset such increase. The increase in Other Total Paid Weeks was driven primarily by the higher number of Incoming Online Subscribers at the beginning of the second quarter of fiscal 2018 versus the beginning of the second quarter of fiscal 2017 and recruitment strength in our Online business driven by the successful launch of our new program in the first quarter of fiscal 2018 versus the prior year period.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO THE SIX MONTHS ENDED JULY 1, 2017

The table below sets forth selected financial information for the first six months of fiscal 2018 from our consolidated statements of net income for the six months ended June 30, 2018 versus selected financial information for the first six months of fiscal 2017 from our consolidated statements of net income for the six months ended July 1, 2017:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Six Months Ended				% Change
	June 30, 2018	July 1, 2017	Increase/ (Decrease)	% Change	Constant Currency
Revenues, net	$818.0	$670.7	$147.2	22.0%	18.5%
Cost of revenues	352.2	317.6	34.5	10.9%	8.0%

Gross profit	465.8	353.1	112.7	31.9%	28.0%
Gross Margin %	56.9%	52.6%

Marketing expenses	154.3	128.4	25.9	20.2%	15.7%
Selling, general & administrative expenses	121.7	98.3	23.4	23.8%	21.7%
Operating income	189.8	126.4	63.3	50.1%	45.5%
Operating Income Margin %	23.2%	18.9%

Interest expense	71.7	55.2	16.5	29.9%	29.9%
Other expense, net	1.1	0.2	0.9	100.0%*	100.0%	*
Gain on early extinguishment of debt	0.0	(1.6)	1.6	(100.0%)	* (100.0%)	*
Income before income taxes	116.9	72.6	44.3	61.1%	53.0%

Provision for income taxes	7.2	16.9	(9.7)	(57.3%)	(68.0%)
Net income	109.7	55.7	54.0	96.9%	89.6%
Net loss attributable to the noncontrolling interest	0.1	0.1	0.0	7.8%	16.3%

Net income attributable to Weight Watchers International, Inc.	$109.8	$55.8	$54.0	96.7%	89.5%

Weighted average diluted shares outstanding	69.9	67.3	2.6	3.9%	3.9%
Diluted earnings per share	$1.57	$0.83	$0.74	89.4%	82.5%

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Consolidated Results

Revenues

Revenues in the first six months of fiscal 2018 were $818.0 million, an increase of $147.2 million, or 22.0%, versus the first six months of fiscal 2017. Excluding the impact of foreign currency, which positively impacted our revenues for the first six months of fiscal 2018 by $22.8 million, revenues in the first six months of fiscal 2018 would have increased 18.5% versus the prior year period. This increase was driven by revenue growth in all major markets. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first six months of fiscal 2018 increased $34.5 million, or 10.9%, versus the prior year period. Gross profit increased $112.7 million, or 31.9%, in the first six months of fiscal 2018 compared to the first six months of fiscal 2017 primarily due to the increase in revenues. Excluding the impact of foreign currency, which positively impacted gross profit for the first six months of fiscal 2018 by $13.7 million, gross profit in the first six months of fiscal 2018 would have increased 28.0% versus the prior year period. Gross margin in the first six months of fiscal 2018 increased 4.3%  to 56.9% versus 52.6% in the first six months of fiscal 2017. Gross margin expansion was driven primarily by improved operating leverage and a mix shift to the higher margin Online business.

Marketing

Marketing expenses for the first six months of fiscal 2018 increased $25.9 million, or 20.2%, versus the first six months of fiscal 2017. Excluding the impact of foreign currency, which increased marketing expenses for the first six months of fiscal 2018 by $5.8 million, marketing expenses in the first six months of fiscal 2018 would have increased 15.7% versus the first six months of fiscal 2017. This increase in marketing expense was largely due to investments in digital marketing initiatives and our Summer of Impact campaign, as well as investments in evolving our brand. Marketing expenses as a percentage of revenue decreased to 18.9% in the first six months of fiscal 2018 as compared to 19.1% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the first six months of fiscal 2018 increased $23.4 million, or 23.8%, versus the first six months of fiscal 2017. Excluding the impact of foreign currency, which increased selling, general and administrative expenses for the first six months of fiscal 2018 by $2.1 million, selling, general and administrative expenses in the first six months of fiscal 2018 would have increased 21.7% versus the prior year period. The increase in selling, general and administrative expenses in the first six months of fiscal 2018 was driven primarily by higher compensation and incentive-related costs. Selling, general and administrative expenses as a percentage of revenue for the first six months of fiscal 2018 increased to 14.9%  from 14.7% for the first six months of fiscal 2017.

Operating Income

Operating income for the first six months of fiscal 2018 increased $63.3 million, or 50.1%, versus the first six months of fiscal 2017. Excluding the impact of foreign currency, which positively impacted operating income for the first six months of fiscal 2018 by $5.8 million, operating income in the first six months of fiscal 2018 would have increased 45.5% versus the prior year period. This increase in operating income was driven by higher operating income in all major markets as compared to the prior year period. Operating income margin for the first six months of fiscal 2018 increased 4.4% to 23.2% versus 18.9% for the first six months of fiscal 2017. This increase in operating income margin was driven primarily by an increase in gross margin and a decrease in marketing expenses as a percentage of revenue, both as compared to the prior year period.

Interest Expense

Interest expense in the first six months of fiscal 2018 increased $16.5 million, or 29.9% , versus the first six months of fiscal 2017. The increase in interest expense was driven primarily by higher interest expense arising from the interest rates under our New Term Loan Facility and on our Notes in connection with our November 2017 debt refinancing.  The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first six months of fiscal 2018 and the first six months of fiscal 2017 and excluding the impact of our interest rate swap, increased to 7.44% per annum at the end of the first six months of fiscal 2018 from 4.64% per annum at the end of the first six months of fiscal 2017. Including the impact of our interest rate swap, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first six months of fiscal 2018 and the first six months of fiscal 2017, increased to 7.72% per annum at the end of the first six months of fiscal 2018 from 5.56% per annum at the end of the first six months of fiscal 2017.  See “—Liquidity and Capital Resources—Long-Term Debt” for

additional details regarding our current and prior credit facilities and our Notes, including interest rates on our debt outstanding, and payments on our debt.  For additional details on our interest rate swap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $0.9 million in the first six months of fiscal 2018 to $1.1 million as compared to $0.2 million of expense in the prior year period.

Gain on Early Extinguishment of Debt

In May 2017, we paid an aggregate amount of cash proceeds totaling $73.0 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $75.5 million in aggregate principal amount of term loans under our then-existing tranche B-2 term facility. As a result of this prepayment, we wrote-off fees of $0.6 million, incurred fees of $0.3 million and recorded a gain on early extinguishment of debt of $1.6 million, inclusive of these fees, in the first six months of fiscal 2017.

Tax

Our effective tax rate for the first six months of fiscal 2018 was 6.2% as compared to 23.2% for the first six months of fiscal 2017.  The effective tax rate in the first six months of fiscal 2018 was impacted by the $22.2 million tax benefit related to tax windfalls from stock compensation and  a $1.9 million tax benefit related to the cessation of operations of our Mexican subsidiary.

The effective tax rate in the first six months of fiscal 2017 was impacted by an $11.6 million tax benefit related to the cessation of operations of our Spanish subsidiary.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the first six months of fiscal 2018 increased $54.0 million, or 96.7%, from the first six months of fiscal 2017. Excluding the impact of foreign currency, which positively impacted net income attributable to the Company in the first six months of fiscal 2018 by $4.0 million, net income attributable to the Company in the first six months of fiscal 2018 would have increased by 89.5% versus the prior year period.

Earnings per fully diluted share, or EPS, in the first six months of fiscal 2018 was $1.57 compared to $0.83 in the first six months of fiscal 2017.  EPS for the first six months of fiscal 2018 included a $0.25 tax benefit from Ms. Winfrey’s exercise of a portion of her stock options. EPS for the first six months of fiscal 2017 included a tax benefit of (i) $0.18 that was offset by $0.01 of expense, both related to the cessation of operations of our Spanish subsidiary and (ii) $0.01 gain on early extinguishment of debt.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first six months of fiscal 2018 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	First Half 2018
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$476.3	$87.5	$563.7	$474.8	$87.3	$562.1	78.2	2,116.4	2,997.0
CE	134.0	30.1	164.1	121.2	27.1	148.3	26.3	723.2	1,020.6
UK	42.5	17.0	59.5	38.9	15.5	54.4	10.3	296.1	383.5
Other (1)	19.7	10.9	30.6	19.6	10.8	30.3	2.7	78.3	100.8
Total	$672.4	$145.6	$818.0	$654.5	$140.7	$795.1	117.5	3,213.9	4,502.0

	% Change First Half 2018 vs. First Half 2017
North America	20.5%	14.5%	19.5%	20.1%	14.2%	19.2%	28.1%	23.1%	28.5%
CE	42.5%	21.0%	38.0%	29.0%	8.6%	24.7%	32.9%	28.1%	30.2%
UK	16.8%	20.9%	18.0%	7.0%	10.3%	7.9%	15.7%	11.7%	15.2%
Other (1)	4.9%	0.5%	3.3%	4.2%	(0.8%)	2.4%	7.5%	8.4%	29.7%
Total	23.5%	15.3%	22.0%	20.2%	11.4%	18.5%	27.4%	22.6%	27.6%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	First Half 2018
	Meeting Fees		Meeting	Incoming	EOP	Online Subscription Revenues		Online	Incoming	EOP
		Constant	Paid	Meeting	Meeting		Constant	Paid	Online	Online
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$282.9	$282.1	30.2	865.8	1,082.7	$193.3	$192.7	48.0	1,250.6	1,914.3
CE	58.5	52.9	6.8	188.5	247.3	75.5	68.3	19.5	534.6	773.3
UK	28.9	26.5	5.7	161.7	203.6	13.5	12.4	4.6	134.3	179.9
Other (1)	12.5	12.5	1.3	34.0	45.2	7.2	7.1	1.5	44.3	55.5
Total	$382.8	$373.9	44.0	1,250.1	1,578.9	$289.6	$280.6	73.5	1,963.9	2,923.1

	% Change First Half 2018 vs. First Half 2017
North America	11.5%	11.2%	12.9%	16.4%	10.5%	36.5%	36.0%	40.0%	28.2%	41.6%
CE	25.1%	13.1%	15.2%	9.8%	14.1%	59.8%	44.6%	40.3%	36.1%	36.3%
UK	10.7%	1.3%	7.0%	4.5%	7.8%	32.5%	21.4%	28.6%	21.8%	24.8%
Other (1)	(2.2%)	(2.6%)	(6.9%)	7.7%	27.4%	20.1%	18.5%	24.8%	9.0%	31.7%
Total	12.8%	10.2%	11.8%	13.4%	11.1%	41.2%	36.8%	39.0%	29.3%	38.8%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in the first six months of fiscal 2018 versus the prior year period was driven primarily by the increase in Service Revenues. This increase in Service Revenues in the first six months of fiscal 2018 versus the prior year period was driven primarily by the increase in Online Subscription Revenues and to a lesser extent an increase in Meeting Fees. The increase in North America Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, higher Online recruitments driven by the successful launch of our new WW Freestyle program and improved retention in the first six months of fiscal 2018 versus the prior year period.

The increase in North America product sales and other in the first six months of fiscal 2018 versus the prior year period was driven by an increase in product sales.

Continental Europe Performance

The increase in Continental Europe revenues in the first six months of fiscal 2018 versus the prior year period was driven primarily by the increase in Service Revenues. This increase in Service Revenues in the first six months of fiscal 2018 versus the prior year period was driven primarily by the increase in Online Subscription Revenues. The increase in Continental Europe Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, higher recruitments driven by the successful launch of our new program and improved retention in the first six months of fiscal 2018 versus the prior year period.

The increase in Continental Europe product sales and other in the first six months of fiscal 2018 versus the prior year period was driven primarily by an increase in product sales.

United Kingdom Performance

The increase in UK revenues in the first six months of fiscal 2018 versus the prior year period was driven primarily by the increase in Service Revenues. The increase in UK Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, recruitment strength in our Online business driven by the successful launch of our new program and improved retention in the first six months of fiscal 2018 versus the prior year period.

The increase in UK product sales and other in the first six months of fiscal 2018 versus the prior year period was driven by an increase in product sales, partially offset by a decline in licensing revenue.

Other Performance

The increase in Other revenues in the first six months of fiscal 2018 versus the prior year period was driven primarily by the increase in Service Revenues. The increase in Other Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017 and recruitment strength in our Online business driven by the successful launch of our new program in the first six months of fiscal 2018 versus the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. We believe that cash generated by operations during fiscal 2018, our cash on hand of approximately $167.8 million at June 30, 2018, our $148.7 million of availability under our New Revolving Credit Facility and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the next twelve months.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

	June 30,	December 30,	Increase/
	2018	2017	(Decrease)
	(in millions)
Total current assets	$291.5	$209.0	$82.5
Total current liabilities	379.6	343.0	36.6
Working capital deficit	(88.2)	(134.0)	(45.9)
Cash and cash equivalents	167.8	83.1	84.7
Current portion of long-term debt	118.5	82.8	35.7
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(137.5)	$(134.3)	$3.1

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to this $3.1 million increase in our working capital deficit:

	June 30,	December 30,	Increase/	Impact to Working
	2018	2017	(Decrease)	Capital Deficit
	(in millions)
Derivative payable	$-	$12.2	$(12.2)	$(12.2)
Operational liabilities and other, net of assets	$74.5	$55.8	$18.7	$18.7
Deferred revenue	$83.9	$74.3	$9.6	$9.6
Other current assets	$28.5	$26.8	$1.7	$(1.7)
Accrued salaries and wages	$56.7	$62.2	$(5.5)	$(5.5)
Prepaid income taxes	$49.2	$43.4	$5.8	$(5.8)
Working capital deficit change				$3.1

Note: Totals may not sum due to rounding.

The increase in operational liabilities and other, net of assets, and the decrease in accrued salaries and wages were driven primarily by the timing of payments. The increase in deferred revenue was driven by improved business performance.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the six months ended:

	June 30, 2018	July 1, 2017
	(in millions)
Net cash provided by operating activities	$168.6	$98.1
Net cash used for investing activities	$(30.5)	$(19.1)
Net cash used for financing activities	$(51.4)	$(85.7)

Operating Activities

First Six Months of Fiscal 2018

Cash flows provided by operating activities of $168.6 million for the first six months of fiscal 2018 reflected an increase of $70.5 million from $98.1 million of cash flows provided by operating activities in the first six months of fiscal 2017. The increase in cash provided by operating activities was primarily the result of an increase in net income attributable to the Company of $54.0 million in the first six months of fiscal 2018 as compared to the prior year period.

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

Investing Activities

First Six Months of Fiscal 2018

Net cash used for investing activities totaled $30.5 million in the first six months of fiscal 2018, an increase of $11.4 million as compared to the first six months of fiscal 2017. This increase was due to investments in intellectual properties in the first six months of fiscal 2018.

First Six Months of Fiscal 2017

Net cash used for investing activities totaled $19.1 million in the first six months of fiscal 2017, a decrease of $0.8 million as compared to the first six months of fiscal 2016, which included the acquisition of its franchisee for certain territories in South Florida for $2.9 million.

Financing Activities

First Six Months of Fiscal 2018

Net cash used for financing activities totaled $51.4 million in the first six months of fiscal 2018, primarily due to $25.0 million of net repayments on the outstanding principal amount on the New Revolving Credit Facility and $38.5 million used for the scheduled debt repayments under our New Term Loan Facility, which was partially offset by $23.3 million in proceeds from stock options exercised.

First Six Months of Fiscal 2017

Net cash used for financing activities totaled $85.7 million in the first six months of fiscal 2017, primarily due to $73.0 million used for the debt prepayment and other scheduled debt repayments of $10.5 million in connection with our then-existing tranche B-2 term facility in the first six months of fiscal 2017.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at June 30, 2018:

Long-Term Debt

At June 30, 2018

(Balances in millions)

Balance
New Term Loan Facility due November 29, 2024	$1,501.5
Notes due December 1, 2025	300.0
Total	1,801.5
Less: Current Portion	118.5
Unamortized Deferred Financing Costs	10.3
Unamortized Debt Discount	28.2
Total Long-Term Debt	$1,644.5

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

As of June 30, 2018, we had $1,501.5 million of debt outstanding under the New Credit Facilities, with $148.7 million of availability and $1.3 million in issued but undrawn letters of credit outstanding under the New Revolving Credit Facility. Outstanding balances under the New Revolving Credit Facility are included in the current portion of long-term debt on the accompanying consolidated balance sheet as of December 30, 2017 included elsewhere in this Quarterly Report on Form 10-Q, due to our intent to repay the borrowings within the next twelve months.

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

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of June 30, 2018, the applicable margins for the LIBOR rate borrowings under the New Term Loan Facility and the New Revolving Credit Facility were 4.75% and 2.75%, respectively.

On a quarterly basis, we pay a commitment fee to the lenders under the New Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated Leverage Ratio. Based on our Consolidated Leverage Ratio as of June 30, 2018, the commitment fee was 0.50% per annum.

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

As of June 30, 2018, we were in compliance with all covenants in the Credit Agreement governing the New Credit Facilities.

As of June 30, 2018, in accordance with the terms of the Credit Agreement, it is probable that we will have a Cash Flow Sweep obligation of approximately $41.5 million to the lenders in the second quarter of fiscal 2019.

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

Outstanding Debt

At June 30, 2018, we had $1,801.5 million outstanding under the New Credit Facilities and the Notes, consisting of the New Term Loan Facility of $1,501.5 million, $0 drawn down on the New Revolving Credit Facility and $300.0 million in aggregate principal amount of Notes issued and outstanding.

At June 30, 2018 and December 30, 2017, our debt consisted of both fixed and variable-rate instruments. An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swap can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 11 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swap, was 7.46%, and 7.12% per annum at June 30, 2018 and December 30, 2017, respectively, based on interest rates on the applicable dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swap, was 7.41% and 7.34% per annum at June 30, 2018 and December 30, 2017, respectively, based on interest rates on the applicable dates.

The following schedule sets forth our year-by-year debt obligations at June 30, 2018:

Total Debt Obligation

(Including Current Portion)

At June 30, 2018

(in millions)

Remainder of fiscal 2018	$19.2
Fiscal 2019	118.5
Fiscal 2020	96.3
Fiscal 2021	77.0
Fiscal 2022	77.0
Fiscal 2023 and thereafter	1,413.5
Total	$1,801.5

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At June 30, 2018 and July 1, 2017, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was a gain of $2.6 million and a loss of $13.3 million, respectively. At June 30, 2018 and July 1, 2017, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $11.4 million and $7.4 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the six months ended June 30, 2018 and July 1, 2017, we repurchased no shares of our common stock in the open market under this program.

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and goodwill impairment. The table below sets forth the calculations for EBITDAS for the three and six months ended June 30, 2018 and July 1, 2017, and EBITDAS and Adjusted EBITDAS for the trailing twelve months ended June 30, 2018:

(in millions)

	Three Months Ended		Six Months Ended		Trailing Twelve
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	Months
Net Income	$70.7	$45.2	$109.8	$55.8	$217.5
Interest	35.9	27.1	71.7	55.2	129.3
Taxes	19.8	26.0	7.2	16.9	(27.9)
Depreciation and Amortization	10.6	12.7	21.8	25.6	47.1
Stock-based Compensation	5.3	2.5	9.7	4.8	19.8
EBITDAS	$142.3	$113.4	$220.2	$158.3	$385.8
Goodwill Impairment	-	-	-	-	13.3
Adjusted EBITDAS	$142.3	$113.4	$220.2	$158.3	$399.1

Note: Totals may not sum due to rounding.

Reducing leverage is a capital structure priority for the Company. As of June 30, 2018, our net debt/Adjusted EBITDAS ratio was 4.0x. The table below sets forth the calculation for net debt, a non-GAAP financial measure:

(in millions)

June 30, 2018
Total debt	$1,801.5
Less: Unamortized deferred financing costs	10.3
Less: Unamortized debt discount	28.2
Less: Cash on hand	167.8
Net debt	$1,595.2

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

As of June 30, 2018, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2017 have not materially changed from December 30, 2017.

At the end of the second quarter of fiscal 2018, borrowings under the New Term Loan Facility bore interest at LIBOR plus an applicable margin of 4.75%. For the New Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the LIBOR Floor. In addition, as of June 30, 2018, our interest rate swap in effect had a notional amount of $1.25 billion. Accordingly, as of June 30, 2018, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swap and the LIBOR Floor, a hypothetical 75 basis point increase in interest rates would have increased annual interest expense by approximately $1.9 million and a hypothetical 75 basis point decrease in interest rates would have decreased annual interest expense by approximately $3.4 million. This increase is driven primarily by the interest rate applicable to our New Term Loan Facility. This decrease is driven primarily by the lower outstanding debt balance as of June 30, 2018 as compared to December 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, the end of the second quarter of fiscal 2018. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the second quarter of fiscal 2018, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

There have been no material changes in the risk factors from those detailed in our Annual Report on Form 10-K for fiscal 2017 other than as set forth below.

Artal has significant influence over us and may have conflicts of interest with us or the holders of our common stock.

Artal owns approximately 31.4% of our outstanding common stock and has the ability to exercise significant influence over the election and removal of our directors and our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of our ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. So long as Artal owns 3% or more of our common stock, Artal will have the right pursuant to an agreement with us to nominate directors to our Board of Directors in proportion to its stock ownership.  The interests of Artal may not coincide with our interests or the interests of other holders of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report under this item.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Nothing to report under this item.

ITEM 6.	EXHIBITS

Exhibit Number	Description

**Exhibit 1.1

Underwriting Agreement, dated as of May 10, 2018, by and among Weight Watchers International, Inc., Artal Luxembourg S.A. and Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and UBS Securities LLC (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, as filed on May 11, 2018 (File No. 001-16769), and incorporated herein by reference).

†*Exhibit 10.1	2018 Form of Term Sheet for Employee Performance Stock Unit Awards and 2018 Form of Terms and Conditions for Employee Performance Stock Unit Awards.

†*Exhibit 10.2	2018 Form of Term Sheet for Employee Restricted Stock Unit Awards and 2018 Form of Terms and Conditions for Employee Restricted Stock Unit Awards.

†*Exhibit 10.3	2018 Form of Term Sheet for Employee Performance Stock Unit Awards and 2018 Form of Terms and Conditions for Employee Performance Stock Unit Awards (Chief Executive Officer Annual Equity Award).

*Exhibit 31.1	Rule 13a-14(a) Certification by Mindy Grossman, Chief Executive Officer.

*Exhibit 31.2	Rule 13a-14(a) Certification by Nicholas P. Hotchkin, Chief Financial Officer.

*Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit 101

*EX-101.INS	XBRL Instance Document

*EX-101.SCH	XBRL Taxonomy Extension Schema

*EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

*EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

*EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Previously filed.
†	Represents a management arrangement or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: August 7, 2018	By:	/s/ Mindy Grossman
Mindy Grossman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2018	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer (Principal Financial and Accounting Officer)