Form 10-Q
period 2018-09-29
WEIGHT WATCHERS INTERNATIONAL INC
filed 2018-11-02
CIK 105319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

The number of shares of common stock outstanding as of October 26, 2018 was 66,837,077.

WEIGHT WATCHERS INTERNATIONAL, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS AT

(IN THOUSANDS)

	September 29,	December 30,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$219,770	$83,054
Receivables (net of allowances: September 29, 2018 - $1,786 and December 30, 2017 - $2,001)	28,871	23,913
Inventories	14,270	31,728
Prepaid income taxes	39,950	43,488
Prepaid expenses and other current assets	33,259	26,805
TOTAL CURRENT ASSETS	336,120	208,988
Property and equipment, net	49,811	47,978
Franchise rights acquired	750,730	754,040
Goodwill	154,697	156,281
Other intangible assets, net	56,605	46,536
Deferred income taxes	14,170	12,447
Other noncurrent assets	19,370	19,730
TOTAL ASSETS	$1,381,503	$1,246,000
LIABILITIES AND TOTAL DEFICIT
CURRENT LIABILITIES
Portion of long-term debt due within one year	$57,750	$82,750
Accounts payable	22,960	24,356
Salaries and wages payable	58,119	62,179
Accrued marketing and advertising	16,058	18,154
Accrued interest	31,932	10,834
Other accrued liabilities	66,843	58,251
Derivative payable	0	12,171
Deferred revenue	58,367	74,332
TOTAL CURRENT LIABILITIES	312,029	343,027
Long-term debt, net	1,687,464	1,740,612
Deferred income taxes	206,070	143,591
Other	17,213	30,289
TOTAL LIABILITIES	2,222,776	2,257,519
Redeemable noncontrolling interest	3,939	4,467
TOTAL DEFICIT
Common stock, $0 par value; 1,000,000 shares authorized; 120,353 shares issued at September 29, 2018 and 118,947 shares issued at December 30, 2017	0	0
Treasury stock, at cost, 53,517 shares at September 29, 2018 and 54,258 shares at December 30, 2017	(3,180,015)	(3,208,836)
Retained earnings	2,340,255	2,203,317
Accumulated other comprehensive loss	(5,452)	(10,467)
TOTAL DEFICIT	(845,212)	(1,015,986)
TOTAL LIABILITIES AND TOTAL DEFICIT	$1,381,503	$1,246,000

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Service revenues, net	$311,963	$273,219	$984,362	$817,696
Product sales and other, net	53,802	50,468	199,373	176,726
Revenues, net	365,765	323,687	1,183,735	994,422
Cost of services	122,357	118,073	390,296	363,284
Cost of product sales and other	28,014	28,526	112,250	100,943
Cost of revenues	150,371	146,599	502,546	464,227
Gross profit	215,394	177,088	681,189	530,195
Marketing expenses	35,515	30,310	189,855	158,707
Selling, general and administrative expenses	61,019	55,400	182,696	153,671
Operating income	118,860	91,378	308,638	217,817
Interest expense	35,506	26,993	107,238	82,227
Other expense, net	881	125	1,978	278
Gain on early extinguishment of debt	0	0	0	(1,554)
Income before income taxes	82,473	64,260	199,422	136,866
Provision for income taxes	12,374	19,593	19,580	36,457
Net income	70,099	44,667	179,842	100,409
Net loss attributable to the noncontrolling interest	33	52	122	135
Net income attributable to Weight Watchers International, Inc.	$70,132	$44,719	$179,964	$100,544
Earnings Per Share attributable to Weight Watchers International, Inc.
Basic	$1.05	$0.69	$2.72	$1.57
Diluted	$1.00	$0.65	$2.57	$1.48
Weighted average common shares outstanding
Basic	66,701	64,463	66,074	64,237
Diluted	70,331	68,686	70,117	67,939

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Net income	$70,099	$44,667	$179,842	$100,409
Other comprehensive gain:
Foreign currency translation gain (loss)	1,534	5,673	(5,695)	11,704
Income tax (expense) benefit on foreign currency translation gain (loss)	(390)	(2,206)	1,443	(4,559)
Foreign currency translation gain (loss), net of taxes	1,144	3,467	(4,252)	7,145
Gain on derivatives	2,904	4,105	15,201	8,482
Income tax expense on gain on derivatives	(736)	(1,601)	(3,855)	(3,308)
Gain on derivatives, net of taxes	2,168	2,504	11,346	5,174
Total other comprehensive gain	3,312	5,971	7,094	12,319
Comprehensive income	73,411	50,638	186,936	112,728
Net loss attributable to the noncontrolling interest	33	52	122	135
Foreign currency translation loss (gain), net of taxes attributable to the noncontrolling interest	33	(113)	406	(72)
Comprehensive loss (income) attributable to the noncontrolling interest	66	(61)	528	63
Comprehensive income attributable to Weight Watchers International, Inc.	$73,477	$50,577	$187,464	$112,791

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 29,	September 30,
	2018	2017
Operating activities:
Net income	$179,842	$100,409
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	32,594	38,331
Amortization of deferred financing costs and debt discount	6,330	4,292
Impairment of intangible and long-lived assets	3	670
Write-off of net assets due to cessation of Spain operations	0	70
Share-based compensation expense	15,346	9,372
Deferred tax provision	1,322	6,393
Allowance for doubtful accounts	(68)	(775)
Reserve for inventory obsolescence	6,146	6,280
Foreign currency exchange rate loss	1,480	158
Gain on early extinguishment of debt	0	(1,840)
Changes in cash due to:
Receivables	(12,763)	6,768
Inventories	11,888	4,821
Prepaid expenses	2,535	9,711
Accounts payable	(2,024)	(19,622)
Accrued liabilities	16,634	(21,459)
Deferred revenue	(12,465)	16,692
Other long term assets and liabilities, net	(12,819)	5,907
Income taxes	20,658	18,627
Cash provided by operating activities	254,639	184,805
Investing activities:
Capital expenditures	(11,932)	(10,755)
Capitalized software expenditures	(20,115)	(20,242)
Cash paid for acquisitions	(3,063)	0
Other items, net	(9,843)	(130)
Cash used for investing activities	(44,953)	(31,127)
Financing activities:
Net borrowings (payments) on revolver	(25,000)	0
Payments on long-term debt	(57,750)	(88,387)
Taxes paid related to net share settlement of equity awards	(20,564)	(4,894)
Proceeds from stock options exercised	32,610	4,925
Cash used for financing activities	(70,704)	(88,356)
Effect of exchange rate changes on cash and cash equivalents	(2,266)	4,269
Net increase in cash and cash equivalents	136,716	69,591
Cash and cash equivalents, beginning of period	83,054	108,656
Cash and cash equivalents, end of period	$219,770	$178,247

The accompanying notes are an integral part of the consolidated financial statements.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

1.	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Weight Watchers International, Inc. and all of its subsidiaries. The terms “Company” and “WW” as used throughout these notes are used to indicate Weight Watchers International, Inc. and all of its operations consolidated for purposes of its financial statements. The Company’s “Digital” business refers to providing subscriptions to the Company’s digital offerings, including the Personal Coaching product.  The Company’s “Digital + Studio” business refers to providing access to the Company’s weekly in-person workshops combined with the Company’s digital subscription product offerings to commitment plan subscribers. The “Digital + Studio” business also includes the provision of access to workshops for the Company’s “pay-as-you-go” members and other studio members.

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued updated guidance regarding leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but will be updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued updated guidance by providing an entity with an additional and optional transition method to adopt the new lease guidance. The modified retrospective transition approach requires application of the new guidance at the beginning of the earliest comparative period presented and the optional transition method permits an entity to apply the guidance at the adoption date. The updated guidance is effective for the Company beginning in the first quarter of fiscal 2019. While the Company is still evaluating the impact that the adoption of this guidance will have on the consolidated financial statements and related disclosures of the Company, the Company currently expects that most of its operating leases will be subject to the updated guidance and that this guidance will have a material impact on its consolidated balance sheet.

For a discussion of the Company’s other significant accounting policies, see “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for fiscal 2017. For a discussion of accounting standards adopted in the current period, see Note 3.

3.	Accounting Standards Adopted in Current Year

In March 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify the implementation guidance on principal versus agent considerations. The amendments in this update do not change the core principle of the guidance, but are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. In April 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to clarify guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. In May 2016, the FASB issued updated guidance on revenue from contracts with customers, which is intended to provide narrow scope guidance and practical expedients contained in the new revenue standard. In December 2016, the FASB issued updated guidance on revenue from contracts with customers for technical corrections and improvements on narrow

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

aspects within the original and amended guidance. The amendments in these updates are effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. On the first day of the first quarter of fiscal 2018, the Company adopted the updated guidance on revenue from contracts with customers on a modified retrospective basis. See Note 4 for further details.

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

In February 2018, the FASB issued updated guidance on tax effects of items within accumulated other comprehensive income resulting from Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).  This update eliminates the stranded tax effects from the Act and permits a company to make an accounting policy election to reclassify those effects from accumulated other comprehensive income (“AOCI”) to retained earnings. The updated guidance is effective for the Company beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company adopted this guidance the first day of the first quarter of fiscal 2018, and the election was made to reclassify the income tax effects of the 2017 Tax Act from accumulated other comprehensive loss to retained earnings, resulting in a $2,485 increase to retained earnings in the consolidated balance sheet. There were no other income tax effects related to the application of the 2017 Tax Act with the adoption of this updated guidance.

In March 2018, the FASB issued guidance pursuant to the amendments issued by the staff of the U.S. Securities and Exchange Commission. The amendments provide guidance on when to record and disclose provisional amounts for certain income tax effects of the 2017 Tax Act. The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this guidance discusses required disclosures that an entity must make with regard to the 2017 Tax Act. This guidance is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company adopted this guidance the first day of the first quarter of fiscal 2018 and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the 2017 Tax Act. See Note 10 for additional information on the 2017 Tax Act.

In June 2018, the FASB issued updated guidance regarding share-based payment transactions for acquiring goods and services from nonemployees. The updated guidance applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of the revenue guidance. The updated guidance is effective for the Company beginning in the first quarter of fiscal 2019. The Company early adopted this guidance during the third quarter of 2018. The adoption of this guidance had no impact on the consolidated financial statements.

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

WW earns revenue from subscriptions for the Company’s digital products and by conducting workshops, for which it charges a fee, predominantly through commitment plans, prepayment plans or the “pay-as-you-go” arrangement. WW also earns revenue by selling consumer products (including publications) in its workshops, online and to its franchisees, collecting commissions from franchisees, collecting royalties related to licensing agreements, selling magazine subscriptions, publishing, selling advertising space on its websites and in copies of its publications and By Mail product sales.

Commitment plans, prepaid workshop fees and magazine subscription revenue is recorded to deferred revenue and amortized into revenue as control is transferred over the period earned since these performance obligations are satisfied over time. Digital subscription revenues, consisting of the fees associated with subscriptions for the Company’s Digital subscription products, including its Personal Coaching product, are deferred and recognized on a straight-line basis as control is transferred over the subscription period. One-time Digital sign-up fees are considered immaterial in the context of the contract and the related revenue is recorded to deferred revenue and amortized into revenue over the commitment period. In the Digital + Studio business, WW generally charges non-refundable registration and starter fees in exchange for access to the Company’s digital subscription products, an introductory information session and materials it provides to new members. Revenue from these registration and starter fees is considered immaterial in the context of the contract and are recorded to deferred revenue and amortized into revenue over the commitment period. Revenue from “pay-as-you-go” workshop fees, consumer product sales, By Mail, commissions and royalties is recognized at the point in time control is transferred, when services are rendered, products are shipped to customers and title and risk of loss passes to the customers, and commissions and royalties are earned, respectively. Revenue from advertising in magazines is recognized when advertisements are published. Revenue from magazine sales is recognized when the magazine is sent to the customer. For revenue transactions that involve multiple performance obligations, the amount of revenue recognized is determined using the relative fair value approach, which is generally based on each performance obligation’s stand-alone selling price. Discounts to customers, including free registration offers, are recorded as a deduction from gross revenue in the period such revenue was recognized. Revenue from advertising on its websites is recognized when the advertisement is viewed by the user.

The Company grants refunds in aggregate amounts that historically have not been material. Because the period of payment of the refund generally approximates the period revenue was originally recognized, refunds are recorded as a reduction of revenue over the same period.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Digital Subscription Revenues	$143,299	$107,587	$432,863	$312,710
Digital + Studio Fees	168,664	165,632	551,499	504,986
Service revenues, net	$311,963	$273,219	$984,362	$817,696
Product sales and other, net	53,802	50,468	199,373	176,726
Revenues, net	$365,765	$323,687	$1,183,735	$994,422

The following tables present the Company’s revenues disaggregated by segment:

	Three Months Ended September 29, 2018
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$95,664	$37,928	$6,282	$3,425	$143,299
Digital + Studio Fees	125,282	25,441	12,619	5,322	168,664
Service revenues, net	$220,946	$63,369	$18,901	$8,747	$311,963
Product sales and other, net	34,335	9,025	6,455	3,987	53,802
Revenues, net	$255,281	$72,394	$25,356	$12,734	$365,765

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Three Months Ended September 30, 2017
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$71,294	$27,746	$5,687	$2,860	$107,587
Digital + Studio Fees	122,441	23,412	13,306	6,473	165,632
Service revenues, net	$193,735	$51,158	$18,993	$9,333	$273,219
Product sales and other, net	29,942	9,507	6,480	4,539	50,468
Revenues, net	$223,677	$60,665	$25,473	$13,872	$323,687

	Nine Months Ended September 29, 2018
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$289,002	$113,431	$19,800	$10,630	$432,863
Digital + Studio Fees	408,200	83,923	41,552	17,824	551,499
Service revenues, net	$697,202	$197,354	$61,352	$28,454	$984,362
Product sales and other, net	121,805	39,164	23,498	14,906	199,373
Revenues, net	$819,007	$236,518	$84,850	$43,360	$1,183,735

	Nine Months Ended September 30, 2017
	North	Continental	United
	America	Europe	Kingdom	Other	Total
Digital Subscription Revenues	$212,976	$74,989	$15,887	$8,858	$312,710
Digital + Studio Fees	376,106	70,176	39,448	19,256	504,986
Service revenues, net	$589,082	$145,165	$55,335	$28,114	$817,696
Product sales and other, net	106,315	34,415	20,572	15,424	176,726
Revenues, net	$695,397	$179,580	$75,907	$43,538	$994,422

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

	Deferred	Deferred
	Revenue	Revenue-Long Term
Balance as of December 30, 2017	$74,332	$2,049
Net increase (decrease) during the period	(15,965)	(815)
Balance as of September 29, 2018	$58,367	$1,234

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Revenue recognized from amounts included in current deferred revenue as of December 30, 2017 was $71,930 for the nine months ended September 29, 2018. The Company’s long-term deferred revenue, which is included in other liabilities on the Company’s consolidated balance sheet, had a balance of $1,234 at September 29, 2018 related to upfront payments received as an inducement for entering into certain sales-based royalty agreements with third party licensees. This revenue is amortized on a straight-line basis over the term of the agreements.

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

5.	Acquisition of Kurbo Health, Inc.

On August 10, 2018, the Company acquired substantially all of the assets of Kurbo Health, Inc. (“Kurbo”), a family-based healthy lifestyle coaching program, for a net purchase price of $3,063.  Payment was in the form of cash.  The total purchase price of Kurbo has been allocated to goodwill ($1,101), website development ($1,916), prepaid expenses ($78) and other assets ($32) partially offset by deferred revenue ($57) and other liabilities ($7).  The acquisition of Kurbo has been accounted for under the purchase method of accounting and, accordingly, earnings of Kurbo have been included in the consolidated operating results of the Company since the date of acquisition. The goodwill will be deductible annually for tax purposes.

6.	Franchise Rights Acquired, Goodwill and Other Intangible Assets

Franchise rights acquired are due to acquisitions of the Company’s franchised territories as well as the acquisition of franchise promotion agreements and other factors associated with the acquired franchise territories. For the nine months ended September 29, 2018, the change in the carrying value of franchise rights acquired is due to the effect of exchange rate changes.

Goodwill primarily relates to the acquisition of the Company by H.J. Heinz Company in 1978, the acquisition of WeightWatchers.com, Inc. in 2005, the acquisitions of the Company’s franchised territories, the acquisitions of the majority interest in Vigilantes do Peso Marketing Ltda. and of Knowplicity, Inc., d/b/a Wello, in fiscal 2014 and the acquisition of Weilos, Inc. in fiscal 2015.  For the nine months ended September 29, 2018, the change in the carrying amount of goodwill is due to the Kurbo acquisition (see Note 5 for further information) and the effect of exchange rate changes as follows:

	North	Continental	United
	America	Europe	Kingdom	Other	Total
Balance as of December 30, 2017	$140,389	$7,759	$1,253	$6,880	$156,281
Goodwill acquired during the period	1,101	0	0	0	1,101
Effect of exchange rate changes	(1,115)	(433)	(45)	(1,092)	(2,685)
Balance as of September 29, 2018	$140,375	$7,326	$1,208	$5,788	$154,697

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

For all reporting units, except for Brazil, there was significant headroom in the impairment analysis. Based on the results of the Company’s annual impairment test performed for all of its reporting units except for Brazil, as of the September 29, 2018 balance sheet date, the Company estimated that for reporting units that hold approximately 97.2% of the Company’s goodwill, those units had a fair value at least 50% higher than the respective reporting unit’s carrying amount. Based on the results of the Company’s annual impairment test performed for its Brazil reporting unit, the fair value of this reporting unit exceeded its carrying value by approximately 10%, and accordingly a relatively small change in the underlying assumptions would likely cause a change in the results of the impairment assessment and, as such, could result in an impairment of the goodwill related to Brazil, for which the carrying amount is $4,806.

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

In performing the impairment analysis for indefinite-lived franchise rights acquired, the fair value for franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for franchise rights related to the Company’s Digital + Studio business and a relief from royalty methodology for franchise rights related to the Company’s Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. The Company has determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Digital + Studio business and the Digital business in the country in which the acquisitions have occurred. In its hypothetical start-up approach analysis for fiscal 2018, the Company assumed that the year of maturity was reached

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

after 7 years. Subsequent to the year of maturity, the Company estimated future cash flows for the Digital + Studio business in each country based on assumptions regarding revenue growth and operating income margins.  The cash flows associated with the Digital business were based on the expected Digital revenue for such country and the application of a market-based royalty rate. The cash flows for the Digital + Studio and Digital businesses were discounted utilizing rates consistent with those utilized in the goodwill impairment analysis.

Finite-lived Intangible Assets

The carrying values of finite-lived intangible assets as of September 29, 2018 and December 30, 2017 were as follows:

	September 29, 2018		December 30, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Capitalized software costs	$117,975	$100,104	$111,617	$94,697
Website development costs	101,740	73,322	90,096	61,125
Trademarks	11,487	10,962	11,231	10,833
Other	13,890	4,099	3,793	3,546
Trademarks and other intangible assets	$245,092	$188,487	$216,737	$170,201
Franchise rights acquired	4,269	4,269	4,526	4,526
Total finite-lived intangible assets	$249,361	$192,756	$221,263	$174,727

Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $7,213 and $21,453 for the three and nine months ended September 29, 2018, respectively. Aggregate amortization expense for finite-lived intangible assets was recorded in the amounts of $9,120 and $27,310 for the three and nine months ended September 30, 2017, respectively.

Estimated amortization expense of existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows:

Remainder of fiscal 2018	$7,129
Fiscal 2019	$21,733
Fiscal 2020	$13,503
Fiscal 2021	$5,401
Fiscal 2022 and thereafter	$8,839

7.	Long-Term Debt

The components of the Company’s long-term debt were as follows:

	September 29, 2018				December 30, 2017
	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)	Principal Balance	Unamortized Deferred Financing Costs	Unamortized Debt Discount	Effective Rate (1)
New Revolving Credit Facility due November 29, 2022	$0	$0	$0	4.34%	$25,000	$0	$0	4.15%
Former Tranche B-2 Term Facility due April 2, 2020	0	0	0	0.00%	0	0	0	4.76%
New Term Loan Facility due November 29, 2024	1,482,250	8,658	27,133	7.36%	1,540,000	9,783	30,433	6.84%
Notes due December 1, 2025	300,000	1,245	0	8.59%	300,000	1,422	0	8.82%
Total	1,782,250	$9,903	$27,133	7.55%	1,865,000	$11,205	$30,433	4.96%
Less: Current Portion	57,750				82,750
Unamortized Deferred Financing Costs	9,903				11,205
Unamortized Debt Discount	27,133				30,433
Total Long-Term Debt	$1,687,464				$1,740,612

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

As of September 29, 2018, the Company had $1,482,250 of debt outstanding under the New Credit Facilities, with $148,735 of availability and $1,265 in issued but undrawn letters of credit outstanding under the New Revolving Credit Facility.  Outstanding balances under the New Revolving Credit Facility are included in the current portion of long-term debt on the accompanying consolidated balance sheet as of December 30, 2017 included in these consolidated financial statements.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of September 29, 2018, the applicable margins for the LIBOR rate borrowings under the New Term Loan Facility and the New Revolving Credit Facility were 4.75% and 2.50%, respectively.

On a quarterly basis, the Company pays a commitment fee to the lenders under the New Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon the Company’s Consolidated Leverage Ratio. Based on the Company’s Consolidated Leverage Ratio as of September 29, 2018, the commitment fee was 0.40% per annum.

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

As of September 29, 2018, the Company was in compliance with all financial covenants in the Credit Agreement governing the New Credit Facilities.

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

Outstanding Debt

At September 29, 2018, the Company had $1,782,250 outstanding under the New Credit Facilities and the Notes, consisting of the New Term Loan Facility of $1,482,250, $0 drawn down on the New Revolving Credit Facility and $300,000 in aggregate principal amount of Notes issued and outstanding.

At September 29, 2018 and December 30, 2017, the Company’s debt consisted of both fixed and variable-rate instruments. An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with the Company’s variable-rate borrowings. See Note 12 for information on the Company’s interest rate swap. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, exclusive of the impact of the swap, was 7.57% and 7.12% per annum based on interest rates at September 29, 2018 and December 30, 2017, respectively. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on the Company’s outstanding debt, including the impact of the swap, was 7.42% and 7.34% per annum based on interest rates at September 29, 2018 and December 30, 2017, respectively.

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

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to
Weight Watchers International, Inc.	$70,132	$44,719	$179,964	$100,544
Denominator:
Weighted average shares of common stock outstanding	66,701	64,463	66,074	64,237
Effect of dilutive common stock equivalents	3,630	4,223	4,043	3,702
Weighted average diluted common shares outstanding	70,331	68,686	70,117	67,939
Earnings per share attributable to Weight Watchers International, Inc.
Basic	$1.05	$0.69	$2.72	$1.57
Diluted	$1.00	$0.65	$2.57	$1.48

The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 9 and 1,862 for the three months ended September 29, 2018 and September 30, 2017, respectively. The number of anti-dilutive common stock equivalents excluded from the calculation of the weighted average number of common shares for diluted EPS was 35 and 1,230 for the nine months ended September 29, 2018 and September 30, 2017, respectively.

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

In fiscal 2018, the Company granted 81.3 PSUs in May 2018 having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied upon continued employment (with limited exceptions) on the third anniversary of the grant date (i.e., May 15, 2021).  The performance-vesting criteria for these PSUs will be satisfied if the Company has achieved a certain annual operating income objective for the performance period of fiscal 2020.  Pursuant to these awards, the number of PSUs that become vested, if any, upon the satisfaction of both vesting criteria, shall be equal to (x) the target number of PSUs granted multiplied by (y) the applicable achievement percentage, rounded down to avoid the issuance of fractional shares. The applicable achievement percentage shall increase in the event the Company has achieved a certain revenue target during such performance period.   If all of these awards fully meet the time-vesting criteria and the minimum performance condition is attained, depending on the Company’s achievement, the number of shares of the Company’s common stock issuable under these PSUs range from 26.9 to 161.8. The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

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

In fiscal 2016, the Company granted 289.9 PSUs having both time- and performance-vesting criteria. The time-vesting criteria for these PSUs will be satisfied upon continued employment (with limited exceptions) on the third anniversary of the grant date (i.e., May 16, 2019). The performance-vesting criteria for these PSUs will be satisfied if the Company has achieved a Debt Ratio (as defined in the applicable term sheet for these PSU awards and based on a Debt to EBITDAS ratio (each, as defined therein)) at levels at or below 4.5x over the performance period from December 31, 2017 to December 29, 2018. Pursuant to these awards, the number of PSUs that become vested, if any, upon the satisfaction of both vesting criteria, shall be equal to (x) the target number of PSUs granted multiplied by (y) the applicable Debt Ratio achievement percentage, rounded down to avoid the issuance of fractional shares. If all of these awards fully meet the time-vesting criteria and the minimum performance condition is attained, depending on the Company’s Debt Ratio achievement, the number of shares of the Company’s common stock issuable under these PSUs range from 54.5 to 272.5. The Company is currently accruing compensation expense to what it believes is the probable outcome upon vesting.

10.	Income Taxes

On December 22, 2017, the 2017 Tax Act was enacted. As of the fourth quarter of fiscal 2017, the Company had not completed the determination of the tax implications of the 2017 Tax Act. However, the Company reasonably estimated the effects of the 2017 Tax Act and recognized a provisional charge of $56,560 in the fourth quarter of fiscal 2017. During the third quarter of fiscal 2018, the Company reduced its provisional calculation by $741, which represented a revised estimate of the one-time transition tax on accumulated unrepatriated foreign earnings. The Company continues to gather additional information as new guidance is released and expects to complete its accounting for this item within the one-year time period provided by Staff Accounting Bulletin 118.

Additionally, the Company continues to evaluate the impact of the Global Intangible Low Taxed Income (“GILTI”) provisions under the 2017 Tax Act and await further guidance. The Company is required to make an accounting policy election to either recognize the tax expense related to GILTI inclusions as a current period expense or recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years.  While the Company has included an estimate of GILTI in its estimated effective tax rate for fiscal 2018, it is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy.

The effective tax rates for the three and nine months ended September 29, 2018 were 15.0% and 9.8%, respectively. The effective tax rates for the three and nine months ended September 30, 2017 were 30.5% and 26.6%, respectively. For the nine months ended September 29, 2018, the primary difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was due to the $24,632 tax benefit related to tax windfalls from stock compensation, a $3,811 reversal of tax reserves resulting from the closure of various tax audits, a $3,697 tax benefit related to favorable tax return adjustments, including the transition tax noted above, and a $1,859 tax benefit related to the cessation of operations of the Company’s Mexican subsidiary.

For the nine months ended September 30, 2017, the primary difference between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate was due to the $11,633 tax benefit related to the cessation of operations of the Company’s Spanish subsidiary and a $2,255 reversal of tax reserves resulting from an updated transfer pricing study.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

The differences between the U.S. federal statutory tax rate and the Company’s consolidated effective tax rate is as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
U.S. federal statutory tax rate	21.0%	35.0%	21.0%	35.0%
State income taxes (net of federal benefit)	(0.6%)	0.5%	1.1%	1.5%
Cessation of operations	0.0%	0.0%	(0.9%)	(8.5%)
Research and development credit	(0.3%)	(2.1%)	(0.3%)	(2.2%)
Tax (windfall) shortfall on share-based awards	(3.0%)	(0.9%)	(12.4%)	0.0%
Tax return adjustments related to the 2017 Tax Act	(3.3%)	0.0%	(1.3%)	0.0%
Reserve for uncertain tax positions	(4.6%)	(4.5%)	(1.8%)	(1.7%)
Increase in valuation allowance due to net operating loss	(0.1%)	1.1%	0.2%	3.0%
Impact of Foreign Ops	4.2%	0.0%	3.2%	0.0%
Other	1.7%	1.4%	1.0%	(0.5%)
Total effective tax rate	15.0%	30.5%	9.8%	26.6%

11.	Legal

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

As of September 29, 2018 and December 30, 2017, the Company had in effect an interest rate swap with a notional amount totaling $1,250,000.

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

As of September 29, 2018 and December 30, 2017, cumulative unrealized gains (losses) for qualifying hedges were reported as a component of accumulated other comprehensive loss in the amount of $4,793 ($6,362 before taxes) and $(5,392) (($8,839) before taxes), respectively.  As of September 29, 2018, the fair value of the Company’s currently effective swap was an asset of $6,664 which is included in prepaid expenses and other current assets in the consolidated balance sheet. As of September 29, 2018, the fair value of the future swap was a liability of $509, which is included in other liabilities in the consolidated balance sheet. As of December 30, 2017, the fair value of the Company’s currently effective swap was a liability of $12,171 which is included in derivative payable in the consolidated balance sheet.

The Company is hedging forecasted transactions for periods not exceeding the next six years. The Company expects approximately $1,550 ($2,078 before taxes) of derivative gains included in accumulated other comprehensive loss at September 29, 2018, based on current market rates, will be reclassified into earnings within the next 12 months.

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

Fair Value of Financial Instruments

The Company’s significant financial instruments include long-term debt and interest rate swap agreements as of September 29, 2018 and December 30, 2017. The fair value of the Company’s borrowings under the New Revolving Credit Facility approximated a carrying value of $0 and $25,000 at September 29, 2018 and December 30, 2017, respectively, due to the nature of the debt (Level 2 input).

The fair value of the Company’s New Credit Facilities is determined by utilizing average bid prices on or near the end of each fiscal quarter (Level 2 input). As of September 29, 2018 and December 30, 2017, the fair value of the Company’s long-term debt was approximately $1,787,834 and $1,810,085, respectively, as compared to the carrying value (net of deferred financing costs and debt discount) of $1,745,214 and $1,798,362, respectively.

Derivative Financial Instruments

The fair values for the Company’s derivative financial instruments are determined using observable current market information such as the prevailing LIBOR interest rate and LIBOR yield curve rates and include consideration of counterparty credit risk. See Note 12 for disclosures related to derivative financial instruments.

The following table presents the aggregate fair value of the Company’s derivative financial instruments:

		Fair Value Measurements Using:
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap asset at September 29, 2018	$6,664	$0	$6,664	$0
Interest rate swap liability at September 29, 2018	$509	$0	$509	$0
Interest rate swap liability at December 30, 2017	$12,171	$0	$12,171	$0

The Company did not have any transfers into or out of Levels 1 and 2, and did not maintain any assets or liabilities classified as Level 3, during the nine months ended September 29, 2018 and the fiscal year ended December 30, 2017.

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

14.	Accumulated Other Comprehensive Loss

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Changes in Accumulated Other Comprehensive Loss by Component (a)

	Nine Months Ended September 29, 2018
	(Loss) Gain on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 30, 2017	$(5,392)	$(5,075)	$(10,467)
Other comprehensive income (loss) before reclassifications, net of tax	9,248	(4,252)	4,996

Amounts reclassified from accumulated other comprehensive loss, net of tax (b)	2,098	0	2,098
Adoption of accounting standard	(1,161)	(1,324)	(2,485)
Net current period other comprehensive income (loss) including noncontrolling interest	10,185	(5,576)	4,609

Less: net current period other comprehensive loss attributable to the noncontrolling interest	0	406	406
Ending Balance at September 29, 2018	$4,793	$(10,245)	$(5,452)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

	Nine Months Ended September 30, 2017
	Loss on Qualifying Hedges	Loss on Foreign Currency Translation	Total
Beginning Balance at December 31, 2016	$(16,002)	$(11,118)	$(27,120)
Other comprehensive (loss) income before reclassifications, net of tax	(2,498)	6,358	3,860

Amounts reclassified from accumulated other comprehensive loss, net of tax (b)	7,672	787	8,459
Net current period other comprehensive income including noncontrolling interest	5,174	7,145	12,319
Less: net current period other comprehensive income attributable to the noncontrolling interest	0	(72)	(72)
Ending Balance at September 30, 2017	$(10,828)	$(4,045)	$(14,873)

(a)	Amounts in parentheses indicate debits
(b)	See separate table below for details about these reclassifications

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

Reclassifications out of Accumulated Other Comprehensive Loss (a)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Details about Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statement Where Net Income is Presented
Gain (Loss) on Qualifying Hedges
Interest rate contracts	$(210)	$(3,422)	$(2,813)	$(12,577)	Interest expense
	(210)	(3,422)	(2,813)	(12,577)	Income before income taxes
	53	1,335	715	4,905	Provision for income taxes
	$(157)	$(2,087)	$(2,098)	$(7,672)	Net income
Loss on Foreign Currency Translation	$0	$0	$0	$(787)	Other expense, net
	0	0	0	(787)	Income before income taxes
	0	0	0	0	Provision for income taxes
	$0	$0	$0	$(787)	Net income

(a)	Amounts in parentheses indicate debits to profit/loss
15.	Segment Data

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

	Total Revenue, net		Total Revenue, net
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
North America	$255,281	$223,677	$819,007	$695,397
Continental Europe	72,394	60,665	236,518	179,580
United Kingdom	25,356	25,473	84,850	75,907
Other	12,734	13,872	43,360	43,538
Total revenue, net	$365,765	$323,687	$1,183,735	$994,422

WEIGHT WATCHERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)

	Net Income		Net Income
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Segment operating income:
North America	$99,513	$76,206	$273,905	$189,397
Continental Europe	36,482	27,097	86,890	54,920
United Kingdom	5,743	5,968	15,646	15,213
Other	2,649	1,473	7,688	6,413
Total segment operating income	144,387	110,744	384,129	265,943
General corporate expenses	25,527	19,366	75,491	48,126
Interest expense	35,506	26,993	107,238	82,227
Other expense, net	881	125	1,978	278
Gain on early extinguishment of debt	0	0	0	(1,554)
Provision for income taxes	12,374	19,593	19,580	36,457
Net income	$70,099	$44,667	$179,842	$100,409
Net loss attributable to the noncontrolling interest	33	52	122	135
Net income attributable to Weight Watchers International, Inc.	$70,132	$44,719	$179,964	$100,544

	Depreciation and Amortization		Depreciation and Amortization
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
North America	$9,102	$9,764	$27,744	$29,632
Continental Europe	370	306	989	907
United Kingdom	383	259	1,098	887
Other	144	187	452	462
Total segment depreciation and amortization	9,999	10,516	30,283	31,888
General corporate depreciation and amortization	3,029	3,692	8,641	10,735
Depreciation and amortization	$13,028	$14,208	$38,924	$42,623

16.	Related Party

As previously disclosed, on October 18, 2015, the Company entered into the Strategic Collaboration Agreement with Oprah Winfrey, under which she will consult with the Company and participate in developing, planning, executing and enhancing the WW program and related initiatives, and provide it with services in her discretion to promote the Company and its programs, products and services.

In addition to the Strategic Collaboration Agreement, Ms. Winfrey and her related entities provided services to the Company totaling $157 and $2,145 for the three and nine months ended September 29, 2018, respectively, and $364 and $2,920 for the three and nine months ended September 30, 2017, respectively, which services included advertising, production and related fees.

The Company’s accounts payable to parties related to Ms. Winfrey at September 29, 2018 and December 30, 2017 was $125 and $828, respectively.

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

Weight Watchers International, Inc. is a Virginia corporation with its principal executive offices in New York, New York. In this Quarterly Report on Form 10-Q unless the context indicates otherwise: “we,” “us,” “our,” the “Company” and “WW” refer to Weight Watchers International, Inc. and all of its operations consolidated for purposes of its financial statements; “North America” refers to our North American Company-owned operations; “Continental Europe” refers to our Continental Europe Company-owned operations; “United Kingdom” refers to our United Kingdom Company-owned operations; and “Other” refers to Australia, New Zealand and emerging markets operations and franchise revenues and related costs. Each of North America, Continental Europe, United Kingdom and Other is also a reportable segment. Our “Digital” business refers to providing subscriptions to our digital offerings, including the Personal Coaching product.  Our “Digital + Studio” business refers to providing access to our weekly in-person workshops combined with our digital subscription product offerings to commitment plan subscribers. Our “Digital + Studio” business also includes the provision of access to workshops for our “pay-as-you-go” members and other studio members.

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

Goodwill

In performing the impairment analysis for goodwill, the fair value for our reporting units is estimated using a discounted cash flow approach. This approach involves projecting future cash flows attributable to the reporting unit and discounting those estimated cash flows using an appropriate discount rate. The estimated fair value is then compared to the carrying value of the reporting unit. We have determined the appropriate reporting unit for purposes of assessing annual impairment to be the country for all reporting units. The values of goodwill in the United States, Canada, Brazil and other countries as of the September 29, 2018 balance sheet date were $98.9 million, $41.5 million, $4.4 million and $9.9 million, respectively.

Based on the results of our annual impairment test performed for all of our reporting units except for Brazil, as of the September 29, 2018  balance sheet date, we estimated that for reporting units that hold 97.2% of our goodwill, those units had a fair value at least 50% higher than the respective reporting unit’s carrying amount. Based on the results of our annual impairment test performed for our Brazil reporting unit as of the September 29, 2018 balance sheet date, we estimated that this reporting unit holds 2.8% of our goodwill, and the fair value of this reporting unit was approximately 10% higher than its carrying value.

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

Franchise Rights Acquired

Finite-lived franchise rights acquired are amortized over the remaining contractual period, which is generally less than one year. In performing the impairment analysis for our indefinite-lived franchise rights acquired, the fair value for our franchise rights acquired is estimated using a discounted cash flow approach referred to as the hypothetical start-up approach for our franchise rights related to our Digital + Studio business and a relief from royalty methodology for our franchise rights related to our Digital business. The aggregate estimated fair value for these rights is then compared to the carrying value of the unit of account for those franchise rights. We have determined the appropriate unit of account for purposes of assessing impairment to be the combination of the rights in both the Digital + Studio business and Digital business in the country in which the acquisitions have occurred. The values of these franchise rights in the United States, Canada, United Kingdom, Australia, and New Zealand as of the September 29, 2018 balance sheet date were $671.9 million, $55.9 million, $11.7 million, $6.5 million and $4.7 million, respectively.

Based on the results of our fiscal 2017 annual impairment analysis, we estimated that 100.0% of our franchise rights acquired had a fair value at least 50% higher than their carrying amount.

In our hypothetical start-up approach analysis for fiscal 2018, we assumed that the year of maturity was reached after 7 years. Subsequent to the year of maturity, we estimated future cash flows for the Digital + Studio business in each country based on assumptions regarding revenue growth and operating income margins.  The cash flows associated with the Digital business were based on the expected Digital revenue for such country and the application of a market-based royalty rate. The cash flows for the Digital + Studio and Digital businesses were discounted utilizing rates consistent with those utilized in the goodwill impairment analysis.

In performing this impairment analysis for fiscal 2018, for the year of maturity we assumed Digital + Studio revenue (comprised of Digital + Studio Fees and revenues from products sold to members in workshops) growth of 37.2% to 59.3% in the year of maturity from fiscal 2017, in each case, earned in the applicable country and assumed cumulative annual revenue growth rates for the years beyond the year of maturity of 1.7%. For the year of maturity and beyond, we assumed operating income margin rates of 7.7% to 24.9%.

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

PERFORMANCE INDICATORS

Our management reviews and analyzes several key performance indicators in order to manage our business and assess the quality and potential variability of our cash flows and earnings. These key performance indicators include:

•

Revenues— Our “Service Revenues” consist of “Digital Subscription Revenues” and “Digital + Studio Fees”. “Digital Subscription Revenues” consist of the fees associated with subscriptions for our Digital offerings, including our Personal Coaching product. “Digital + Studio Fees” consist of the fees associated with our subscription plans for combined workshops and digital offerings and other payment arrangements for access to workshops. In addition, “product sales and other” consists of sales of consumer products in workshops and via e-commerce, revenues from licensing, magazine subscriptions, publishing and third-party advertising in publications and on our websites and sales from the By Mail product, other revenues, and, in the case of the consolidated financial results and Other reportable segment, franchise fees with respect to commitment plans and commissions.

•

Paid Weeks—The “Paid Weeks” metric reports paid weeks by WW customers in Company-owned operations for a given period as follows: (i) “Digital Paid Weeks” is the total paid subscription weeks for our digital subscription products (including Personal Coaching); (ii) “Digital + Studio Paid Weeks” is the sum of total paid commitment plan weeks which include workshops and digital offerings and total "pay-as-you-go" weeks; and (iii) “Total Paid Weeks” is the sum of Digital Paid Weeks and Digital + Studio Paid Weeks.

•

Incoming Subscribers—“Subscribers” refer to Digital subscribers and Digital + Studio subscribers who participate in recur bill programs in Company-owned operations. The “Incoming Subscribers” metric reports WW subscribers in Company-owned operations at a given period start as follows: (i) “Incoming Digital Subscribers” is the total number of Digital, including Personal Coaching, subscribers; (ii) “Incoming Digital + Studio Subscribers” is the total number of commitment plan subscribers that have access to combined workshops and digital offerings; and (iii) “Incoming Subscribers” is the sum of Incoming Digital Subscribers and Incoming Digital + Studio Subscribers. Recruitment and retention are key drivers for this metric.

•

End of Period Subscribers—The “End of Period Subscribers” metric reports WW subscribers in Company-owned operations at a given period end as follows: (i) “End of Period Digital Subscribers” is the total number of Digital, including Personal Coaching, subscribers;  (ii) “End of Period Digital + Studio Subscribers” is the total number of commitment plan subscribers that have access to combined workshops and digital offerings; and (iii) “End of Period Subscribers” is the sum of End of Period Digital Subscribers and End of Period Digital + Studio Subscribers. Recruitment and retention are key drivers for this metric.

•	Gross profit and operating expenses as a percentage of revenue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 29, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

The table below sets forth selected financial information for the third quarter of fiscal 2018 from our consolidated statements of net income for the three months ended September 29, 2018 versus selected financial information for the third quarter of fiscal 2017 from our consolidated statements of net income for the three months ended September 30, 2017:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Three Months Ended					% Change
	September 29, 2018	September 30, 2017	Increase/ (Decrease)	% Change		Constant Currency
Revenues, net	$365.8	$323.7	$42.1	13.0%		14.0%
Cost of revenues	150.4	146.6	3.8	2.6%		3.5%

Gross profit	215.4	177.1	38.3	21.6%		22.8%
Gross Margin %	58.9%	54.7%

Marketing expenses	35.5	30.3	5.2	17.2%		18.6%
Selling, general & administrative expenses	61.0	55.4	5.6	10.1%		11.2%
Operating income	118.9	91.4	27.5	30.1%		31.1%
Operating Income Margin %	32.5%	28.2%

Interest expense	35.5	27.0	8.5	31.5%		31.5%
Other expense, net	0.9	0.1	0.8	100.0%	*	100.0%	*
Income before income taxes	82.5	64.3	18.2	28.3%		29.8%
Provision for income taxes	12.4	19.6	(7.2)	(36.9%)		(35.5%)
Net income	70.1	44.7	25.4	56.9%		58.5%
Net loss attributable to the noncontrolling interest	0.0	0.1	(0.0)	(37.1%)		(22.3%)

Net income attributable to Weight Watchers International, Inc.	$70.1	$44.7	$25.4	56.8%		58.4%

Weighted average diluted shares outstanding	70.3	68.7	1.6	2.4%		2.4%
Diluted earnings per share	$1.00	$0.65	$0.35	53.2%		54.7%

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Consolidated Results

Revenues

Revenues in the third quarter of fiscal 2018 were $365.8 million, an increase of $42.1 million, or 13.0%, versus the third quarter of fiscal 2017. Excluding the impact of foreign currency, which negatively impacted our revenues for the third quarter of fiscal 2018 by $3.4 million, revenues in the third quarter of fiscal 2018 would have increased 14.0% versus the prior year period. This increase was driven by revenue growth in both North America and Continental Europe. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the third quarter of fiscal 2018 increased $3.8 million, or 2.6%, versus the prior year period. Gross profit increased $38.3 million, or 21.6%, in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 primarily due to the increase in revenues. Excluding the impact of foreign currency, which negatively impacted gross profit for the third quarter of fiscal 2018 by $2.0 million, gross profit in the third quarter of fiscal 2018 would have increased 22.8% versus the prior year period. Gross margin in the third quarter of fiscal 2018 increased 4.2% to 58.9% versus 54.7% in the third quarter of fiscal 2017. Gross margin expansion was driven primarily by improved operating leverage and a mix shift to the higher margin Digital business.

Marketing

Marketing expenses for the third quarter of fiscal 2018 increased $5.2 million, or 17.2%, versus the third quarter of fiscal 2017. Excluding the impact of foreign currency, which decreased marketing expenses for the third quarter of fiscal 2018 by $0.4 million, marketing expenses in the third quarter of fiscal 2018 would have increased 18.6% versus the third quarter of fiscal 2017. This increase in marketing expense was largely due to investments in both digital marketing initiatives and evolving our brand. Marketing expenses as a percentage of revenue increased to 9.7% in the third quarter of fiscal 2018 as compared to 9.4% in the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses for the third quarter of fiscal 2018 increased $5.6 million, or 10.1%, versus the third quarter of fiscal 2017. Excluding the impact of foreign currency, which decreased selling, general and administrative expenses for the third quarter of fiscal 2018 by $0.6 million, selling, general and administrative expenses in the third quarter of fiscal 2018 would have increased 11.2% versus the prior year period. The increase in selling, general and administrative expenses in the third quarter of fiscal 2018 was driven primarily by higher compensation and incentive-related costs as well as investments in strategic initiatives. Selling, general and administrative expenses as a percentage of revenue for the third quarter of fiscal 2018 decreased to 16.7% from 17.1% for the third quarter of fiscal 2017.

Operating Income

Operating income in the third quarter of fiscal 2018 increased $27.5 million, or 30.1%, versus the prior year period. Excluding the impact of foreign currency, which negatively impacted operating income for the third quarter of fiscal 2018 by $0.9 million, operating income in the third quarter of fiscal 2018 would have increased 31.1% versus the prior year period. This increase in operating income was driven by higher operating income in North America and Continental Europe as compared to the prior year period. Operating income margin in the third quarter of fiscal 2018 increased 4.3% to 32.5% versus 28.2% in the third quarter of fiscal 2017. This increase in operating income margin was driven entirely by an increase in gross margin. A decrease in selling, general and administrative expenses as a percentage of revenue was fully offset by an increase in marketing expenses as a percentage of revenue, all as compared to the prior year period.

Interest Expense

Interest expense in the third quarter of fiscal 2018 increased $8.5 million, or 31.5%, versus the third quarter of fiscal 2017. The increase in interest expense was driven primarily by higher interest expense arising from the interest rates under our New Term Loan Facility (defined hereafter) and on our Notes (defined hereafter) in connection with our November 2017 debt refinancing.  The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the third quarter of fiscal 2018 and the third quarter of fiscal 2017 and excluding the impact of our interest rate swap, increased to 7.79% per annum at the end of the third quarter of fiscal 2018 from 4.85% per annum at the end of the third quarter of fiscal 2017. Including the impact of our interest rate swap, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the third quarter of fiscal 2018 and the third quarter of fiscal 2017, increased to 7.84% per annum at the end of the third quarter of fiscal 2018 from 5.56% per annum at the end of the third quarter of fiscal 2017.  See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our current and prior credit facilities and our Notes, including interest rates on our debt outstanding, and payments on our debt.  For additional details on our interest rate swap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $0.8 million in the third quarter of fiscal 2018 to $0.9 million of expense as compared to $0.1 million of expense in the prior year period.

Tax

Our effective tax rate for the third quarter of fiscal 2018 was 15.0% as compared to 30.5% for the third quarter of fiscal 2017.  The effective tax rate in the third quarter of fiscal 2018 was impacted by the $3.9 million reversal of tax reserves resulting from the closure of various tax audits, a $2.5 million tax benefit related to favorable tax return adjustments and a $2.5 million tax benefit related to tax windfalls from stock compensation.  The effective tax rate in the third quarter of fiscal 2017 reflected a one-time tax benefit of $2.3 million related to a reversal of tax reserves resulting from an updated transfer pricing study.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the third quarter of fiscal 2018 increased $25.4 million, or 56.8%, from the third quarter of fiscal 2017. Excluding the impact of foreign currency, which negatively impacted net income attributable to the Company in the third quarter of fiscal 2018 by $0.7 million, net income attributable to the Company in the third quarter of fiscal 2018 would have increased by 58.4% versus the prior year period.

Earnings per fully diluted share, or EPS, in the third quarter of fiscal 2018 was $1.00 compared to $0.65 in the third quarter of fiscal 2017. EPS for the third quarter of fiscal 2018 included a tax benefit of $0.06 in connection with the reversal of tax reserves resulting from the closure of various tax audits and EPS for the third quarter of fiscal 2017 included a tax benefit of $0.03 in connection with the gain on early extinguishment of debt.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the third quarter of fiscal 2018 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	Q3 2018
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$220.9	$34.3	$255.3	$221.6	$34.4	$256.0	37.6	2,997.0	2,751.5
CE	63.4	9.0	72.4	64.7	9.2	73.8	12.6	1,020.6	977.4
UK	18.9	6.5	25.4	19.0	6.5	25.5	4.9	383.5	359.3
Other (1)	8.7	4.0	12.7	9.6	4.1	13.8	1.3	100.8	102.4
Total	$312.0	$53.8	$365.8	$314.9	$54.2	$369.1	56.5	4,502.0	4,190.6

	% Change Q3 2018 vs. Q3 2017
North America	14.0%	14.7%	14.1%	14.4%	15.0%	14.5%	25.6%	28.5%	25.1%
CE	23.9%	(5.1%)	19.3%	26.4%	(3.3%)	21.7%	27.7%	30.2%	29.2%
UK	(0.5%)	(0.4%)	(0.5%)	(0.1%)	0.1%	(0.0%)	12.1%	15.2%	12.0%
Other (1)	(6.3%)	(12.1%)	(8.2%)	3.3%	(8.6%)	(0.6%)	10.7%	29.7%	31.4%
Total	14.2%	6.6%	13.0%	15.2%	7.5%	14.0%	24.4%	27.6%	24.9%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	Q3 2018
	Digital Subscription Revenues		Digital	Incoming	EOP	Digital + Studio Fees		Digital + Studio	Incoming	EOP
		Constant	Paid	Digital	Digital		Constant	Paid	Digital + Studio	Digital + Studio
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$95.7	$95.9	23.7	1,914.3	1,766.7	$125.3	$125.7	13.9	1,082.7	984.8
CE	37.9	38.7	9.7	773.3	753.0	25.4	25.9	2.9	247.3	224.4
UK	6.3	6.3	2.2	179.9	166.3	12.6	12.7	2.7	203.6	193.0
Other (1)	3.4	3.7	0.7	55.5	56.0	5.3	5.9	0.6	45.2	46.3
Total	$143.3	$144.7	36.4	2,923.1	2,742.0	$168.7	$170.1	20.1	1,578.9	1,448.5

	% Change Q3 2018 vs. Q3 2017
North America	34.2%	34.6%	39.7%	41.6%	38.5%	2.3%	2.6%	7.1%	10.5%	6.5%
CE	36.7%	39.6%	35.1%	36.3%	36.8%	8.7%	10.8%	8.0%	14.1%	8.8%
UK	10.5%	10.9%	22.3%	24.8%	18.4%	(5.2%)	(4.8%)	4.8%	7.8%	7.0%
Other (1)	19.7%	30.9%	33.8%	31.7%	32.4%	(17.8%)	(8.9%)	(8.2%)	27.4%	30.3%
Total	33.2%	34.5%	37.1%	38.8%	36.5%	1.8%	2.7%	6.4%	11.1%	7.5%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in the third quarter of fiscal 2018 versus the prior year period was driven primarily by the increase in Service Revenues. This increase in Service Revenues in the third quarter of fiscal 2018 versus the prior year period was driven primarily by the increase in Digital Subscription Revenues and to a lesser extent an increase in Digital + Studio Fees. The increase in North America Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of the third quarter fiscal 2018 versus the beginning of the third quarter of fiscal 2017 and higher Digital recruitments driven by the continued success of our WW Freestyle program in the third quarter of fiscal 2018 versus the prior year period.

The increase in North America product sales and other in the third quarter of fiscal 2018 versus the prior year period was driven primarily by an increase in product sales.

Continental Europe Performance

The increase in Continental Europe revenues in the third quarter of fiscal 2018 versus the prior year period was driven primarily by the increase in Service Revenues. This increase in Service Revenues in the third quarter of fiscal 2018 versus the prior year period was driven primarily by the increase in Digital Subscription Revenues. The increase in Continental Europe Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of the third quarter of fiscal 2018 versus the beginning of the third quarter of fiscal 2017 and higher recruitments driven by the continued success of our program in the third quarter of fiscal 2018 versus the prior year period.

The increase in Continental Europe product sales and other in the third quarter of fiscal 2018 versus the prior year period was driven by an increase in both product sales and licensing revenue.

United Kingdom Performance

UK revenues in the third quarter of fiscal 2018 were relatively flat versus the prior year period. UK product sales and other in the third quarter of fiscal 2018 also were relatively flat versus the prior year period.

Other Performance

Other revenues in the third quarter of fiscal 2018 declined versus the prior year period.  The Service Revenues decline was driven by the negative impact of foreign currency.  Excluding the impact of foreign currency, Service Revenues would have increased in the third quarter of fiscal 2018 versus the prior year period, however a decrease in product sales and other would have more than offset such increase.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 29, 2018 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017

The table below sets forth selected financial information for the first nine months of fiscal 2018 from our consolidated statements of net income for the nine months ended September 29, 2018 versus selected financial information for the first nine months of fiscal 2017 from our consolidated statements of net income for the nine months ended September 30, 2017:

Summary of Selected Financial Data

	(In millions, except per share amounts)
	For The Nine Months Ended					% Change
	September 29, 2018	September 30, 2017	Increase/ (Decrease)	% Change		Constant Currency
Revenues, net	$1,183.7	$994.4	$189.3	19.0%		17.1%
Cost of revenues	502.5	464.2	38.3	8.3%		6.6%

Gross profit	681.2	530.2	151.0	28.5%		26.3%
Gross Margin %	57.5%	53.3%

Marketing expenses	189.9	158.7	31.1	19.6%		16.2%
Selling, general & administrative expenses	182.7	153.7	29.0	18.9%		17.9%
Operating income	308.6	217.8	90.8	41.7%		39.4%
Operating Income Margin %	26.1%	21.9%

Interest expense	107.2	82.2	25.0	30.4%		30.4%
Other expense, net	2.0	0.3	1.7	100.0%	*	100.0%	*
Gain on early extinguishment of debt	0.0	(1.6)	1.6	(100.0%)	*	(100.0%)	*
Income before income taxes	199.4	136.9	62.6	45.7%		42.1%

Provision for income taxes	19.6	36.5	(16.9)	(46.3%)		(50.6%)
Net income	179.8	100.4	79.4	79.1%		75.8%
Net loss attributable to the noncontrolling interest	0.1	0.1	(0.0)	(9.5%)		1.4%

Net income attributable to Weight Watchers International, Inc.	$180.0	$100.5	$79.4	79.0%		75.7%

Weighted average diluted shares outstanding	70.1	67.9	2.2	3.2%		3.2%
Diluted earnings per share	$2.57	$1.48	$1.09	73.4%		70.2%

Note: Totals may not sum due to rounding.

*Note: Percentage in excess of 100.0%.

Consolidated Results

Revenues

Revenues in the first nine months of fiscal 2018 were $1,183.7 million, an increase of $189.3 million, or 19.0%, versus the first nine months of fiscal 2017. Excluding the impact of foreign currency, which positively impacted our revenues for the first nine months of fiscal 2018 by $19.5 million, revenues in the first nine months of fiscal 2018 would have increased 17.1% versus the prior year period. This increase was driven by revenue growth in all major markets. See “—Segment Results” for additional details on revenues.

Cost of Revenues and Gross Profit

Total cost of revenues in the first nine months of fiscal 2018 increased $38.3 million, or 8.3%, versus the prior year period. Gross profit increased $151.0 million, or 28.5%, in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 primarily due to the increase in revenues. Excluding the impact of foreign currency, which positively impacted gross profit for the first nine months of fiscal 2018 by $11.7 million, gross profit in the first nine months of fiscal 2018 would have increased 26.3% versus the prior year period. Gross margin in the first nine months of fiscal 2018 increased 4.2% to 57.5% versus 53.3% in the first nine months of fiscal 2017. Gross margin expansion was driven primarily by improved operating leverage and a mix shift to the higher margin Digital business.

Marketing

Marketing expenses for the first nine months of fiscal 2018 increased $31.1 million, or 19.6%, versus the first nine months of fiscal 2017. Excluding the impact of foreign currency, which increased marketing expenses for the first nine months of fiscal 2018 by $5.4 million, marketing expenses in the first nine months of fiscal 2018 would have increased 16.2% versus the first nine months of fiscal 2017. This increase in marketing expense was largely due to investments in both digital marketing initiatives and evolving our brand. Marketing expenses as a percentage of revenue was 16.0% for both the first nine months of fiscal 2018 and fiscal 2017.

Selling, General and Administrative

Selling, general and administrative expenses for the first nine months of fiscal 2018 increased $29.0 million, or 18.9%, versus the first nine months of fiscal 2017. Excluding the impact of foreign currency, which increased selling, general and administrative expenses for the first nine months of fiscal 2018 by $1.5 million, selling, general and administrative expenses in the first nine months of fiscal 2018 would have increased 17.9% versus the prior year period. The increase in selling, general and administrative expenses in the first nine months of fiscal 2018 was driven primarily by higher compensation and incentive-related costs as well as investments in strategic initiatives. Selling, general and administrative expenses as a percentage of revenue for the first nine months of fiscal 2018 decreased to 15.4% from 15.5% for the first nine months of fiscal 2017.

Operating Income

Operating income for the first nine months of fiscal 2018 increased $90.8 million, or 41.7%, versus the first nine months of fiscal 2017. Excluding the impact of foreign currency, which positively impacted operating income for the first nine months of fiscal 2018 by $4.9 million, operating income in the first nine months of fiscal 2018 would have increased 39.4% versus the prior year period. This increase in operating income was driven by higher operating income in both North America and Continental Europe as compared to the prior year period. Operating income margin for the first nine months of fiscal 2018 increased 4.2% to 26.1% versus 21.9% for the first nine months of fiscal 2017. This increase in operating income margin was driven by an increase in gross margin as compared to the prior year period.

Interest Expense

Interest expense in the first nine months of fiscal 2018 increased $25.0 million, or 30.4%, versus the first nine months of fiscal 2017. The increase in interest expense was driven primarily by higher interest expense arising from the interest rates under our New Term Loan Facility and on our Notes in connection with our November 2017 debt refinancing.  The effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first nine months of fiscal 2018 and the first nine months of fiscal 2017 and excluding the impact of our interest rate swap, increased to 7.55% per annum at the end of the first nine months of fiscal 2018 from 4.68% per annum at the end of the first nine months of fiscal 2017. Including the impact of our interest rate swap, the effective interest rate on our debt, based on interest incurred (which includes amortization of our deferred financing costs and debt discount) and our average borrowings during the first nine months of fiscal 2018 and the first nine months of fiscal 2017, increased to 7.76% per annum at the end of the first nine months of fiscal 2018 from 5.52% per annum at the end of the first nine months of fiscal 2017.  See “—Liquidity and Capital Resources—Long-Term Debt” for additional details regarding our current and prior credit facilities and our Notes, including interest rates on our debt outstanding, and payments on our debt.  For additional details on our interest rate swap, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in Part I of this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net, which consists primarily of the impact of foreign currency on intercompany transactions, increased by $1.7 million in the first nine months of fiscal 2018 to $2.0 million as compared to $0.3 million of expense in the prior year period.

Gain on Early Extinguishment of Debt

In May 2017, we paid an aggregate amount of cash proceeds totaling $73.0 million plus an amount sufficient to pay accrued and unpaid interest on the amount prepaid to prepay $75.5 million in aggregate principal amount of term loans under our then-existing tranche B-2 term facility. As a result of this prepayment, we wrote-off fees of $0.6 million, incurred fees of $0.3 million and recorded a gain on early extinguishment of debt of $1.6 million, inclusive of these fees, in the first nine months of fiscal 2017.

Tax

Our effective tax rate for the first nine months of fiscal 2018 was 9.8% as compared to 26.6% for the first nine months of fiscal 2017.  The effective tax rate in the first nine months of fiscal 2018 was impacted by (i) a $24.6 million tax benefit related to tax windfalls from stock compensation, (ii) a $3.8 million reversal of tax reserves resulting from the closure of various tax audits, (iii) a $3.7 million tax benefit related to favorable tax return adjustments and (iv) a $1.9 million tax benefit related to the cessation of operations of our Mexican subsidiary.

The effective tax rate for the first nine months of fiscal 2017 was impacted by the following one-time discrete items occurring in the first nine months of fiscal 2017: (i) an $11.6 million tax benefit related to the cessation of operations of our Spanish subsidiary and (ii) a $2.3 million reversal of tax reserves resulting from an updated transfer pricing study.

Net Income Attributable to the Company and Earnings Per Share

Net income attributable to the Company in the first nine months of fiscal 2018 increased $79.4 million, or 79.0%, from the first nine months of fiscal 2017. Excluding the impact of foreign currency, which positively impacted net income attributable to the Company in the first nine months of fiscal 2018 by $3.3 million, net income attributable to the Company in the first nine months of fiscal 2018 would have increased by 75.7% versus the prior year period.

Earnings per fully diluted share, or EPS, in the first nine months of fiscal 2018 was $2.57 compared to $1.48 in the first nine months of fiscal 2017.  EPS for the first nine months of fiscal 2018 included (i) a $0.25 tax benefit from Ms. Winfrey’s exercise of a portion of her stock options and (ii) a tax benefit of $0.06 in connection with the reversal of tax reserves resulting from the closure of various tax audits. EPS for the first nine months of fiscal 2017 included (i) a tax benefit of $0.18 that was offset by $0.01 of expense, both related to the cessation of operations of our Spanish subsidiary, (ii) a $0.01 gain on early extinguishment of debt and (iii) a $0.03 net tax benefit related to the reversal of tax reserves resulting from an updated transfer pricing study.

Segment Results

Metrics and Business Trends

The following tables set forth key metrics by reportable segment for the first nine months of fiscal 2018 and the percentage change in those metrics versus the prior year period:

(in millions except percentages and as noted)

	First Nine Months of Fiscal 2018
	GAAP			Constant Currency
		Product			Product		Total
	Service	Sales &	Total	Service	Sales &	Total	Paid	Incoming	EOP
	Revenues	Other	Revenues	Revenues	Other	Revenues	Weeks	Subscribers	Subscribers
								(in thousands)
North America	$697.2	$121.8	$819.0	$696.4	$121.7	$818.1	115.9	2,116.4	2,751.5
CE	197.4	39.2	236.5	185.9	36.3	222.1	38.9	723.2	977.4
UK	61.4	23.5	84.9	57.8	22.0	79.9	15.2	296.1	359.3
Other (1)	28.5	14.9	43.4	29.2	14.9	44.1	4.1	78.3	102.4
Total	$984.4	$199.4	$1,183.7	$969.3	$194.9	$1,164.3	174.0	3,213.9	4,190.6

	% Change First Nine Months of Fiscal 2018 vs. First Nine Months of Fiscal 2017
North America	18.4%	14.6%	17.8%	18.2%	14.4%	17.6%	27.3%	23.1%	25.1%
CE	36.0%	13.8%	31.7%	28.0%	5.3%	23.7%	31.1%	28.1%	29.2%
UK	10.9%	14.2%	11.8%	4.5%	7.1%	5.2%	14.5%	11.7%	12.0%
Other (1)	1.2%	(3.2%)	(0.4%)	3.9%	(3.1%)	1.4%	8.6%	8.4%	31.4%
Total	20.4%	12.8%	19.0%	18.5%	10.3%	17.1%	26.4%	22.6%	24.9%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

(in millions except percentages and as noted)

	First Nine Months of Fiscal 2018
	Digital Subscription Revenues		Digital	Incoming	EOP	Digital + Studio Fees		Digital + Studio	Incoming	EOP
		Constant	Paid	Digital	Digital		Constant	Paid	Digital + Studio	Digital + Studio
	GAAP	Currency	Weeks	Subscribers	Subscribers	GAAP	Currency	Weeks	Subscribers	Subscribers
				(in thousands)					(in thousands)
North America	$289.0	$288.7	71.7	1,250.6	1,766.7	$408.2	$407.7	44.1	865.8	984.8
CE	113.4	107.1	29.2	534.6	753.0	83.9	78.8	9.7	188.5	224.4
UK	19.8	18.7	6.8	134.3	166.3	41.6	39.2	8.4	161.7	193.0
Other (1)	10.6	10.9	2.2	44.3	56.0	17.8	18.4	1.9	34.0	46.3
Total	$432.9	$425.3	109.9	1,963.9	2,742.0	$551.5	$544.1	64.1	1,250.1	1,448.5

	% Change First Nine Months of Fiscal 2018 vs. First Nine Months of Fiscal 2017
North America	35.7%	35.6%	39.9%	28.2%	38.5%	8.5%	8.4%	11.0%	16.4%	6.5%
CE	51.3%	42.8%	38.5%	36.1%	36.8%	19.6%	12.3%	12.9%	9.8%	8.8%
UK	24.6%	17.6%	26.5%	21.8%	18.4%	5.3%	(0.7%)	6.3%	4.5%	7.0%
Other (1)	20.0%	22.5%	27.7%	9.0%	32.4%	(7.4%)	(4.7%)	(7.3%)	7.7%	30.3%
Total	38.4%	36.0%	38.4%	29.3%	36.5%	9.2%	7.7%	10.0%	13.4%	7.5%

Note: Totals may not sum due to rounding.

(1)	Represents Australia, New Zealand and emerging markets operations and franchise revenues.

North America Performance

The increase in North America revenues in the first nine months of fiscal 2018 versus the prior year period was driven primarily by the increase in Service Revenues. This increase in Service Revenues in the first nine months of fiscal 2018 versus the prior year period was driven primarily by the increase in Digital Subscription Revenues and to a lesser extent an increase in Digital + Studio Fees. The increase in North America Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, higher Digital recruitments driven by the successful launch of our new WW Freestyle program and improved retention in the first nine months of fiscal 2018 versus the prior year period.

The increase in North America product sales and other in the first nine months of fiscal 2018 versus the prior year period was driven by an increase in product sales.

Continental Europe Performance

The increase in Continental Europe revenues in the first nine months of fiscal 2018 versus the prior year period was driven primarily by the increase in Service Revenues. This increase in Service Revenues in the first nine months of fiscal 2018 versus the prior year period was driven primarily by the increase in Digital Subscription Revenues. The increase in Continental Europe Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, higher recruitments driven by the successful launch of our new program and improved retention in the first nine months of fiscal 2018 versus the prior year period.

The increase in Continental Europe product sales and other in the first nine months of fiscal 2018 versus the prior year period was driven primarily by an increase in product sales.

United Kingdom Performance

The increase in UK revenues in the first nine months of fiscal 2018 versus the prior year period was driven primarily by the increase in Service Revenues. The increase in UK Total Paid Weeks was driven by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017, recruitment strength in our Digital business driven by the successful launch of our new program and improved retention in the first nine months of fiscal 2018 versus the prior year period.

The increase in UK product sales and other in the first nine months of fiscal 2018 versus the prior year period was driven by an increase in product sales, partially offset by a decline in licensing revenue.

Other Performance

Other revenues declined in the first nine months of fiscal 2018 versus the prior year period.  Although Service Revenues increased in the first nine months of fiscal 2018 versus the prior year period, the decrease in Product Sales and Other more than offset such increase. The increase in Other Total Paid Weeks was driven primarily by the higher number of Incoming Subscribers at the beginning of fiscal 2018 versus the beginning of fiscal 2017 and recruitment strength in our Digital business driven by the successful launch of our new program in the first nine months of fiscal 2018 versus the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities have historically supplied, and are expected to continue to supply, us with our primary source of liquidity. We use these cash flows, supplemented with long-term debt and short-term borrowings, to fund our operations and global strategic initiatives, pay down debt and engage in selective acquisitions. We believe that cash generated by operations during fiscal 2018, our cash on hand of approximately $219.8 million at September 29, 2018, our $148.7 million of availability under our New Revolving Credit Facility and our continued cost focus will provide us with sufficient liquidity to meet our obligations for the next twelve months.

Balance Sheet Working Capital

The following table sets forth certain relevant measures of our balance sheet working capital at:

	September 29,	December 30,	Increase/
	2018	2017	(Decrease)
	(in millions)
Total current assets	$336.1	$209.0	$127.1
Total current liabilities	312.0	343.0	(31.0)
Working capital surplus (deficit)	24.1	(134.0)	(158.1)
Cash and cash equivalents	219.8	83.1	136.7
Current portion of long-term debt	57.8	82.8	(25.0)
Working capital deficit, excluding cash and cash equivalents and current portion of long-term debt	$(137.9)	$(134.3)	$3.6

Note: Totals may not sum due to rounding.

The following table sets forth a summary of the primary factors contributing to this $3.6 million increase in our working capital deficit, excluding cash and cash equivalents and current portion of long-term debt:

	September 29,	December 30,	Increase/	Impact to Working
	2018	2017	(Decrease)	Capital Deficit
	(in millions)
Derivative payable	$-	$12.2	$(12.2)	$(12.2)
Operational liabilities and other, net of assets	$94.7	$56.0	$38.7	$38.7
Deferred revenue	$58.4	$74.3	$(16.0)	$(16.0)
Other current assets	$33.3	$26.8	$6.5	$(6.5)
Accrued salaries and wages	$58.1	$62.2	$(4.1)	$(4.1)
Prepaid income taxes	$40.0	$43.5	$(3.5)	$3.5
Working capital deficit change, excluding cash and cash equivalents and current portion of long-term debt				$3.6

Note: Totals may not sum due to rounding.

The increase in operational liabilities and other, net of assets, and the decrease in accrued salaries and wages were driven primarily by the timing of payments. The decrease in deferred revenue was driven by a change in the timing of when members are billed.

Cash Flows

The following table sets forth a summary of the Company’s cash flows for the nine months ended:

	September 29, 2018	September 30, 2017
	(in millions)
Net cash provided by operating activities	$254.6	$184.8
Net cash used for investing activities	$(45.0)	$(31.1)
Net cash used for financing activities	$(70.7)	$(88.4)

Operating Activities

First Nine Months of Fiscal 2018

Cash flows provided by operating activities of $254.6 million for the first nine months of fiscal 2018 reflected an increase of $69.8 million from $184.8 million of cash flows provided by operating activities in the first nine months of fiscal 2017. The increase in cash provided by operating activities was primarily the result of an increase in net income attributable to the Company of $79.4 million in the first nine months of fiscal 2018 as compared to the prior year period.

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

Investing Activities

First Nine Months of Fiscal 2018

Net cash used for investing activities totaled $45.0 million in the first nine months of fiscal 2018, an increase of $13.8 million as compared to the first nine months of fiscal 2017. This increase was due to investments in intellectual property and the purchase of Kurbo Health, Inc. in the first nine months of fiscal 2018.

First Nine Months of Fiscal 2017

Net cash used for investing activities totaled $31.1 million in the first nine months of fiscal 2017, a decrease of $1.6 million as compared to the first nine months of fiscal 2016, which included the acquisition of its franchisee for certain territories in South Florida for $2.9 million.

Financing Activities

First Nine Months of Fiscal 2018

Net cash used for financing activities totaled $70.7 million in the first nine months of fiscal 2018, primarily due to $25.0 million of net repayments on the outstanding principal amount on the New Revolving Credit Facility and $57.8 million used for the scheduled debt repayments under our New Term Loan Facility, which was partially offset by $32.6 million in proceeds from stock options exercised.

First Nine Months of Fiscal 2017

Net cash used for financing activities totaled $88.4 million in the first nine months of fiscal 2017, primarily due to $73.0 million used for the debt prepayment and other scheduled debt repayments of $15.4 million in connection with our then-existing tranche B-2 term facility in the first nine months of fiscal 2017.

Long-Term Debt

We currently plan to meet our long-term debt obligations by using cash flows provided by operating activities and opportunistically using other means to repay or refinance our obligations as we determine appropriate.

The following schedule sets forth our long-term debt obligations at September 29, 2018:

Long-Term Debt

At September 29, 2018

(Balances in millions)

Balance
New Term Loan Facility due November 29, 2024	$1,482.3
Notes due December 1, 2025	300.0
Total	1,782.3
Less: Current Portion	57.8
Unamortized Deferred Financing Costs	9.9
Unamortized Debt Discount	27.1
Total Long-Term Debt	$1,687.4

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

As of September 29, 2018, we had $1,482.3 million of debt outstanding under the New Credit Facilities, with $148.7 million of availability and $1.3 million in issued but undrawn letters of credit outstanding under the New Revolving Credit Facility. Outstanding balances under the New Revolving Credit Facility are included in the current portion of long-term debt on the accompanying consolidated balance sheet as of December 30, 2017 included elsewhere in this Quarterly Report on Form 10-Q, due to our intent to repay the borrowings within the next twelve months.

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

Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to, at our option, either (1) an applicable margin plus a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%; provided that such rate is not lower than a floor of 1.75% or (2) an applicable margin plus a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, provided that LIBOR is not lower than a floor of 0.75%. Borrowings under the New Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin based upon a leverage-based pricing grid, plus, at our option, either (1) a base rate determined by reference to the highest of (a) 0.50% per annum plus the higher of (i) the Federal Funds Effective Rate and (ii) the Overnight Bank Funding Rate as determined by the Federal Reserve Bank of New York, (b) the prime rate of JPMorgan Chase and (c) the LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (2) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs. As of September 29, 2018, the applicable margins for the LIBOR rate borrowings under the New Term Loan Facility and the New Revolving Credit Facility were 4.75% and 2.50%, respectively.

On a quarterly basis, we pay a commitment fee to the lenders under the New Revolving Credit Facility in respect of unutilized commitments thereunder, which commitment fee fluctuates depending upon our Consolidated Leverage Ratio. Based on our Consolidated Leverage Ratio as of September 29, 2018, the commitment fee was 0.40% per annum.

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

As of September 29, 2018, we were in compliance with all covenants in the Credit Agreement governing the New Credit Facilities.

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

Outstanding Debt

At September 29, 2018, we had $1,782.3 million outstanding under the New Credit Facilities and the Notes, consisting of the New Term Loan Facility of $1,482.3 million, $0 drawn down on the New Revolving Credit Facility and $300.0 million in aggregate principal amount of Notes issued and outstanding.

At September 29, 2018 and December 30, 2017, our debt consisted of both fixed and variable-rate instruments. An interest rate swap was entered into to hedge a portion of the cash flow exposure associated with our variable-rate borrowings. Further information regarding our interest rate swap can be found in Part I, Item 1 of this Quarterly Report on Form 10-Q under Note 12 “Derivative Instruments and Hedging” in the Notes to the Consolidated Financial Statements. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, exclusive of the impact of the swap, was 7.57%, and 7.12% per annum at September 29, 2018 and December 30, 2017, respectively, based on interest rates on the applicable dates. The weighted average interest rate (which includes amortization of deferred financing costs and debt discount) on our outstanding debt, including the impact of the swap, was 7.42% and 7.34% per annum at September 29, 2018 and December 30, 2017, respectively, based on interest rates on the applicable dates.

The following schedule sets forth our year-by-year debt obligations at September 29, 2018:

Total Debt Obligation

(Including Current Portion)

At September 29, 2018

(in millions)

Remainder of fiscal 2018	$-
Fiscal 2019	$77.0
Fiscal 2020	$96.3
Fiscal 2021	$77.0
Fiscal 2022	$77.0
Fiscal 2023 and thereafter	$1,455.0
Total	$1,782.3

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss includes changes in the fair value of derivative instruments and the effects of foreign currency translations. At September 29, 2018 and September 30, 2017, the cumulative balance of changes in fair value of derivative instruments, net of taxes, was a gain of $4.8 million and a loss of $10.8 million, respectively. At September 29, 2018 and September 30, 2017, the cumulative balance of the effects of foreign currency translations, net of taxes, was a loss of $10.2 million and $4.0 million, respectively.

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

On October 9, 2003, our Board of Directors authorized, and we announced, a program to repurchase up to $250.0 million of our outstanding common stock. On each of June 13, 2005, May 25, 2006 and October 21, 2010, our Board of Directors authorized, and we announced, adding $250.0 million to this program. The repurchase program allows for shares to be purchased from time to time in the open market or through privately negotiated transactions. No shares will be purchased from Artal Holdings Sp. z o.o., Succursale de Luxembourg and its parents and subsidiaries under this program. The repurchase program currently has no expiration date. During the nine months ended September 29, 2018 and September 30, 2017, we repurchased no shares of our common stock in the open market under this program.

EBITDAS, Adjusted EBITDAS and Net Debt

We define EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and Adjusted EBITDAS, a non-GAAP financial measure, as earnings before interest, taxes, depreciation, amortization and stock-based compensation and goodwill impairment. The table below sets forth the calculations for EBITDAS for the three and nine months ended September 29, 2018 and September 30, 2017, and EBITDAS and Adjusted EBITDAS for the trailing twelve months ended September 29, 2018:

(in millions)

	Three Months Ended		Nine Months Ended		Trailing Twelve
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	Months
Net Income	$70.1	$44.7	$180.0	$100.5	$242.9
Interest	35.5	27.0	107.2	82.2	137.8
Taxes	12.4	19.6	19.6	36.5	(35.1)
Depreciation and Amortization	10.8	12.8	32.6	38.3	45.1
Stock-based Compensation	5.7	4.6	15.3	9.4	20.9
EBITDAS	$134.5	$108.6	$354.7	$266.9	$411.6
Goodwill Impairment	0	0	0	0	13.3
Adjusted EBITDAS	$134.5	$108.6	$354.7	$266.9	$424.9

Note: Totals may not sum due to rounding.

Reducing leverage is a capital structure priority for the Company. As of September 29, 2018, our net debt/Adjusted EBITDAS ratio was 3.6x. The table below sets forth the calculation for net debt, a non-GAAP financial measure:

(in millions)

September 29, 2018
Total debt	$1,782.3
Less: Unamortized deferred financing costs	9.9
Less: Unamortized debt discount	27.1
Less: Cash on hand	219.8
Net debt	$1,525.5

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

AVAILABLE INFORMATION

Corporate information and our press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments thereto, are available free of charge on our website at corporate.ww.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (i.e., generally the same day as the filing). Moreover, we also make available at that site the Section 16 reports filed electronically by our officers, directors and 10 percent shareholders. Usually these reports are publicly accessible no later than the business day following the filing.

We use our website at corporate.ww.com and corporate Facebook page (www.facebook.com/WW), Instagram account (Instagram.com/WW) and Twitter account (@ww_us) as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission filings and public conference calls and webcasts. The contents of our website and social media channels shall not be deemed to be incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 29, 2018, the market risk disclosures appearing in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for fiscal 2017 have not materially changed from December 30, 2017.

At the end of the third quarter of fiscal 2018, borrowings under the New Term Loan Facility bore interest at LIBOR plus an applicable margin of 4.75%. For the New Term Loan Facility, the minimum interest rate for LIBOR applicable to such facility pursuant to the terms of the Credit Agreement is set at 0.75%, referred to herein as the LIBOR Floor. In addition, as of September 29, 2018, our interest rate swap in effect had a notional amount of $1.25 billion. Accordingly, as of September 29, 2018, based on the amount of variable rate debt outstanding and the then-current LIBOR rate, after giving consideration to the impact of the interest rate swap and the LIBOR Floor, a hypothetical 75 basis point increase in interest rates would have increased annual interest expense by approximately $1.7 million and a hypothetical 75 basis point decrease in interest rates would have decreased annual interest expense by approximately $3.8 million. This increase is driven primarily by the interest rate applicable to our New Term Loan Facility. This decrease is driven primarily by the lower outstanding debt balance as of September 29, 2018 as compared to December 30, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2018, the end of the third quarter of fiscal 2018. Based upon that evaluation and subject to the foregoing, our principal executive officer and our principal financial officer concluded that, as of the end of the third quarter of fiscal 2018, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Artal owns approximately 22.2% of our outstanding common stock and has the ability to exercise significant influence over the election and removal of our directors and our corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of our ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. So long as Artal owns 3% or more of our common stock, Artal will have the right pursuant to an agreement with us to nominate directors to our Board of Directors in proportion to its stock ownership.  The interests of Artal may not coincide with our interests or the interests of other holders of our common stock.

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

WEIGHT WATCHERS INTERNATIONAL, INC.

Date: November 2, 2018	By:	/s/ Mindy Grossman
Mindy Grossman
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 2, 2018	By:	/s/ Nicholas P. Hotchkin
Nicholas P. Hotchkin
Chief Financial Officer (Principal Financial and Accounting Officer)